Form 10-Q
period 1997-03-31
EMCORE CORP
filed 1997-05-15
CIK 808326

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549


                                   FORM 10-Q

(Mark one):
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                        Commission File Number:0-22175


                              EMCORE CORPORATION
            (Exact name of Registrant as specified in its charter)


                                  NEW JERSEY
        (State or other jurisdiction of incorporation or organization)


                                  22-2746503
                      (IRS  Employer Identification No.)


                             394 ELIZABETH AVENUE
                              SOMERSET, NJ  08873
              (Address of principal executive offices) (zip code)

                                (908) 271-9090
             (Registrant's telephone number, including area code)

                                   NO CHANGE
         (Former name or former address, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes:            No:  X

As of May 15, 1997, there were 5,919,368 shares of the registrant's common stock outstanding.

This quarterly report of Form 10- Q contains 14 pages, of which this is page 1.PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                         EMCORE CORPORATION
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                             (UNAUDITED)


                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       March 31,                     March 31,
                                                   1997      1996                1997    1996

Revenue . . . . . . . . . . . . . . . . . . .     $12,929       $6,014        $21,520       $10,269

Cost of sales . . . . . . . . . . . . . . . .       8,855        4,041         15,579         6,823

Gross profit  . . . . . . . . . . . . . . . .      $4,074       $1,973         $5,941        $3,446

Operating expenses:
  Selling, general and administrative . . . .       1,940        1,545          4,142         3,056
  Research and development  . . . . . . . . .       1,987        1,196          4,237         1,989
Total operating expenses  . . . . . . . . . .      $3,927       $2,741         $8,379        $5,045

Operating income  . . . . . . . . . . . . . .        $147        ($768)       ($2,438)      ($1,599)

Other expense (income):
  Stated interest expense (income)  . . . . .         249           55            445            94
  Imputed warrant interest expense,
    non-cash  . . . . . . . . . . . . . . . .       2,792                       3,809
  Provision for income taxes  . . . . . . . .                                                    15
Total other expense . . . . . . . . . . . . .      $3,041          $55         $4,254          $109

Loss before extraordinary item  . . . . . . .      (2,894)        (823)        (6,692)       (1,708)
Extraordinary loss  . . . . . . . . . . . . .       (256)                       (256)
Net loss  . . . . . . . . . . . . . . . . . .     ($3,150)       ($823)       ($6,948)      ($1,708)

Per share data:
Loss before extraordinary item  . . . . . . .      (0.76)        (0.19)       ($1.62)       ($0.38)
Extraordinary loss  . . . . . . . . . . . . .      (0.07)                      (0.06)
Net loss per share  . . . . . . . . . . . . .     ($0.82)       ($0.19)       ($1.68)       ($0.38)

Shares used in per share
  calculations  . . . . . . . . . . . . . . .        3,825        4,438          4,127         4,438


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                         EMCORE CORPORATION
                                                CONDENSED CONSOLIDATED BALANCE SHEET
                                              (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                   AT MARCH 31,                 AT SEPTEMBER 30,
                                                                                       1997                           1996
                                                                                       (UNAUDITED)


ASSETS
   CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . . . . .             $13,896                           $1,367
   Accounts receivable, net of allowance for
     doubtful accounts of $380 and $310 at March 31,
     1997 and September 30, 1996,  respectively . . . . . . . . . . . . . . .               6,495                            3,025
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               9,905                            6,745
                                                                                              169                               79
   Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .
     Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .             $30,465                          $12,116

   Property and equipment, net  . . . . . . . . . . . . . . . . . . . . . . .              12,761                            7,797
                                                                                              355                              521
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                          $43,581                          $20,434
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

LIABILITIES
CURRENT LIABILITIES:
   Account payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $8,730                           $5,661
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,855                            1,987
   Advanced billings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,393                            3,306
                                                                                               43                               12
   Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .
     Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . .             $16,021                          $10,966

                                                                                            7,588                            8,947
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                          $23,609                          $19,913
     Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .

STOCKHOLDERS' EQUITY:
   Common stock, no par value, 23,529,411 shares
      authorized, 5,869,461 shares issued and outstanding in 1997, 2,994,461
      shares issued and outstanding in 1996   . . . . . . . . . . . . . . . .             $45,344                          $18,977
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . .             (25,106)                         (18,158)
                                                                                             (266)                            (298)
   Notes receivable from stock sales  . . . . . . . . . . . . . . . . . . . .

                                                                                          $19,972                             $521
   Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .

   Total liabilities and
                                                                                          $43,581                          $20,434
     stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . .

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                         EMCORE CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (AMOUNTS IN THOUSANDS)
                                                             (Unaudited)

                                                                                       SIX MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      1997      1996

OPERATING ACTIVITIES:
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            ($6,948)      ($1,708)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . .              1,996           777
  Provision for doubtful accounts . . . . . . . . . . . . . . . . . . .                 70            36
  Detachable warrant accretion and valuation  . . . . . . . . . . . . .              3,809
  Extraordinary loss on early debt extinguishment . . . . . . . . . . .                256
  Provision for inventory valuation . . . . . . . . . . . . . . . . . .                 60            18

  Increase (decrease) in liabilities & (increase)
    decrease in assets:
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . .             (3,540)          228
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (2,320)       (3,397)
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . . .                (90)         (136)
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                141            (5)
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .              3,069         1,560
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .                868           390
  Advanced billings . . . . . . . . . . . . . . . . . . . . . . . . . .              1,087         4,031
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .                 31           107
Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . .             $5,437        $3,609
  Net cash (used) provided by operating activities  . . . . . . . . . .            ($1,511)       $1,901

INVESTING ACTIVITIES:

Purchase of property, plant, and equipment  . . . . . . . . . . . . . .             (6,935)       (4,164)
  Net cash used by investing activities . . . . . . . . . . . . . . . .            ($6,935)      ($4,164)

FINANCING ACTIVITIES:

Proceeds from notes payable . . . . . . . . . . . . . . . . . . . . . .                            2,000
Proceeds from borrowings under demand note facility . . . . . . . . . .              8,000
Payments on subordinated notes and demand
  note facility . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (10,000)
Net proceeds from initial public offering . . . . . . . . . . . . . . .             22,765
Reduction in notes receivable on subordinated debt
  and from shareholders . . . . . . . . . . . . . . . . . . . . . . . .                210
  Net cash provided by financing activities . . . . . . . . . . . . . .            $20,975        $2,000
Net increase (decrease) in current cash . . . . . . . . . . . . . . . .             12,529          (263)
Current cash, beginning . . . . . . . . . . . . . . . . . . . . . . . .              1,367         2,323

Current cash, end of year . . . . . . . . . . . . . . . . . . . . . . .            $13,896        $2,060

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                              EMCORE CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY
        As of September 30, 1996, December 31, 1996, and March 31, 1997
                            (Amounts in Thousands)
                                  (Unaudited)

                                                                                        Shareholders'             Total
                                         Common Stock              Accumulated              Notes             Shareholders'
                                     Shares        Amount            Deficit              Receivable             Equity
 Balance at September 30, 1996 .          2,994       $18,978             ($18,158)                 ($298)                 $522
 Issuance of common stock
 purchase warrants . . . . . . .                        3,600                                                             3,600
 Net loss  . . . . . . . . . . .                                            (3,798)                                     (3,798)
 Balance at December 31, 1996  .          2,994       $22,578             ($21,956)                 ($298)                 $324
 Issuance of common stock from
 initial public offering, net of
 issuance costs of $3,109  . . .          2,875        22,766                                                            22,766
 Cancellation of notes receivable
 due from shareholders . . . . .                                                                        32                   32
 Net loss  . . . . . . . . . . .                                            (3,150)                                     (3,150)
 Balance at March 31, 1997 . . .          5,869       $45,344             ($25,106)                 ($266)              $19,972


                              EMCORE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  Interim Financial Information. The condensed consolidated financial statements of EMCORE Corporation (the "Company") are unaudited (except for the balance sheet information as of September 30, 1996 which is derived from the Company's audited financial statements) but reflect all adjustments
(consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 1997, and the operating results and cash flows for the quarters ended March 31, 1997, and March 31, 1996. The results of operations for the six months ended March 31, 1997, are not necessarily indicative of the results for the entire fiscal year ending September 30, 1997, or any future interim period.

  Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. The Company had approximately $13,441,000 and $106,000 in cash equivalents at March 31, 1997, and September 30, 1996, respectively. As of March 31, 1997, the Company had restricted cash in the amount of $437,500 due to contractual obligations.

  Inventories. Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Reserves are established for slow moving or obsolete inventory based upon historical and anticipated usage.

  Property and Equipment.  Property and equipment are stated at cost.
Significant renewals and betterments are capitalized. Maintenance and repairs that do not extend the useful lives of the respective assets are expensed.
Depreciation is recorded using the straight-line method over the estimated useful lives of the applicable assets, which range from three to five years.
Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the improvements, whichever is less. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation accounts are adjusted accordingly, and any resulting gain or loss is recorded in current operations. In the event that facts and circumstance indicate that the value of assets may be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if an adjustment to the carrying amount is required.

  Deferred Costs. Included in other assets are deferred costs related to obtaining product patents. Such costs are being amortized over a five year period.

  Income Taxes.  The Company uses Statement of Financial Accounting Standards
("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 required a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes are recognized at the tax rate applicable to the year in which the difference between financial statement carrying amounts and the corresponding tax bases arose.

  Revenue and Cost Recognition-Systems, Components and Service Revenues.
Revenue from systems sales is recorded upon shipment to the customer.
Subsequent to product shipment, the Company incurs certain installation costs at the customer's facility and warranty costs that are estimated and accrued at the time a sale is recorded. Component sales and service revenues are recognized when goods are shipped or services are rendered to the customer.
Service revenue under contracts with specified service terms is recognized as earned over the service period in accordance with the terms of the applicable contract. Costs in connection with the procurement of the contracts are charged to expense as incurred.

  Revenue and Cost Recognition-Contract Revenue. The Company's research con-tracts require the development or evaluation of new materials' applications and have a duration of six to 36 months. For research contracts with the U.S.
Government and commercial enterprises with durations greater than six months, the Company recognizes revenue to the extent of costs incurred plus the estimated gross profit as stipulated in such contracts, based upon contract performance. Contracts with a duration of six months or less are accounted for on the completed contract method. A contract is considered complete when all costs, except insignificant items, have been incurred, and the research reporting requirements to the customer have been met. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs, as well as coverage of certain general and administrative costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

  Research and Development. Research and development costs related to the development of both present and future products and Company sponsored materials application research are charged to expense as incurred.

  Fair Value of Financial Instruments. The Company estimates fair value based upon discounted cash flow analyses using the Company's incremental borrowing rate on similar instruments as the discount rate. As of March 31, 1997, the carrying values of the Company's cash and cash equivalents, receivables and accounts payable recorded on the accompanying balance sheets approximate fair value.

  Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company's most significant estimates relate to accounts receivable and inventory valuation reserves, warranty and installation reserves, estimates of cost and related gross profits on certain research contracts and the valuation of long-lived assets.

  New Accounting Standards.  In March 1995, the Financial Accounting Standards
Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-
Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). This pronouncement establishes accounting standards for when impairment losses relating to long-lived assets, identifiable intangibles and goodwill related to those assets should be recognized and how the losses should be measured.
The Company plans to implement SFAS No. 121 in fiscal 1997. The adoption of SFAS No. 121 is not expected to have an impact on the Company's financial position or results of operations since EMCORE's current policy is to monitor assets for impairment and record any necessary write-downs.

  In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based
Compensation" ("SFAS No. 123"). SFAS No. 123 sets forth the method of accounting for stock based compensation based on the fair value of stock options and similar instruments, but does not require the adoption of this preferred method. SFAS No. 123 also requires the disclosure of additional information about stock compensation plans, even if the preferred method of accounting is not adopted. The Company plans to implement SFAS No. 123 in fiscal 1997. The Company does not intend to change its method of accounting for stock based compensation to the preferred method under SFAS No. 123, but instead will continue to apply the provisions of No. 25 "Accounting for Stock
Issued to Employees." However, the Company will disclose the pro forma effect of SFAS No. 123 on net income and earnings per share.

  In February 1997, the FASB issued SFAS No. "Earnings per Share" ("SFAS
No.128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") for periods ending after December 15, 1997. SFAS
No. 128 is designed to improve EPS information provided in financial statements by simplifying the existing computational guidelines, revising disclosure requirements, and increasing the comparability of EPS on an international basis. Basic and diluted earnings per share, calculated pursuant to SFAS No.128, are not expected to be materially different from net income per common share as reflected in the accompanying Condensed
Consolidated Statements of Income.

NOTE 2.  DEBT.

  The Company repaid $10.0 million of its outstanding debt with proceeds from its initial public offering (the "IPO"). The entire $8.0 million outstanding of its demand note facility with First Union National Bank was repaid and $2.0 million was used to repay a portion of the Company's outstanding subordinated notes due May 1, 2001. In connection with the discharge of the Company's subordinated notes, an extraordinary loss of $256,000 was recognized.

  On March 31, 1997, the Company entered into a new $10.0 million revolving loan and security agreement (the "Agreement") with First Union National Bank.
The Agreement bears interest at the rate of First Union's prime rate plus 50 basis points and has a revolving loan maturity date of and expires on September 30, 1998. There are presently no borrowings under the Agreement.

NOTE 3.  INVENTORIES

Inventories comprise (in thousands):
                               AT MARCH 31, 1997
                                               AT SEPTEMBER 30, 1996
     Raw Materials                    $5,882          $4,965
     Work-in-progress                  4,023           2,680
     Finished goods                        0               0
            Total                     $9,905          $7,645

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

  The Company was founded in 1986 and is a designer and developer of compound semiconductor materials and process technology and a manufacturer of production systems used to fabricate compound semiconductor wafers. Compound semiconductors are used in a broad range of applications in wireless communications, telecommunications, computers, and consumer and automotive electronics. The Company has recently capitalized on its technology base by expanding into the design and production of compound semiconductor wafers and package-ready devices. The Company offers its customers a complete, vertically-integrated solution for the design, development and production of compound semiconductor wafers and devices.

RESULTS OF OPERATIONS:

REVENUES

  The Company's second quarter revenues increased 115% from $6.0 million for the quarter ended March 31, 1996, to $12.9 million for the quarter ended March
31, 1997. Revenues for the first six months of fiscal 1997 increased 110% from $10.3 million for the six months ended March 31, 1996, to $21.5 million for the six months ended March 31, 1997. The revenue increase in each of the three and six month periods was primarily attributable to increased demand of MOCVD (metal-organic chemical vapor deposition) systems and the start of package-ready device deliveries. International sales accounted for approximately 47% and 41% of revenues for the six months ended March 31, 1997 and 1996, respectively.

  The Company believes that in the future its revenues and consequential results of operations in a quarterly period could be impacted by the timing of customer development projects and related purchase orders for the Company's varied products, new merchandise announcements and releases by the Company, and economic conditions generally and the compound semiconductor industry specifically.

COST OF SALES/GROSS PROFIT

  Cost of sales includes direct material and labor costs, manufacturing and service overhead, and installation and warranty costs. Gross profit decreased from 33% of revenue for the quarter ended March 31, 1996, to 32% of revenue for the quarter ended March 31, 1997. For the six months ended March 31, gross profit decreased from 34% to 28% in 1996 and 1997, respectively. The decrease was primarily attributable to incurred costs associated with the package-ready device product line without the benefit of revenues during the three month period ended December 31, 1996. Revenues for this product line commenced during the quarter ended March 31, 1997.

SELLING, GENERAL, AND ADMINISTRATIVE

  Selling, general, and administrative expenses increased by 26% from $1.5 million for the quarter ended March 31, 1996, to $1.9 million in the quarter ended March 31, 1997. For the first six months of fiscal year 1997, selling, general, and administrative expenses increased by 36% from $3.1 million for the six months ended March 31, 1996, to $4.1 million for the six months ended
March 31, 1997. The increase in each of the three and six month periods was largely due to sales personnel headcount increases to support both domestic and foreign markets and general headcount additions to sustain the internal administrative support necessary for increased business as well as higher expenses attributable to increased revenues. However, as a percentage of revenue, selling, general, and administrative expenses decreased from 26% for the first quarter of the prior year to 15% for the first quarter of the current year. For the first six months ended March 31, selling, general, and administrative expenses decreased from 30% of revenue for the prior year to 19% of revenue for the current year. The Company expects that selling, general, and administrative expenses will continue to increase in absolute dollar amounts as the Company expands both its sales and marketing efforts and overall business capacity.

RESEARCH AND DEVELOPMENT

  Research and development expenses increased by 66% from $1.2 million in the quarter ended March 31, 1996, to $2.0 million in the quarter ended March 31, 1997. For the six months of fiscal year 1997, research and development expenses increased by 113% from $2.0 million for the six months ended March
31, 1996, to $4.2 million for the six months ended March 31, 1997.  The increase was primarily attributable to increased staffing and equipment costs necessary to enhance current products and research and development activities for the emulation of the Company's two new product lines (epitaxial wafers and package-ready devices). However, as a percentage of revenue, research and development expenses decreased from 20% for the first quarter of 1996 to 15% for the first quarter of 1997. For the six months ended March 31, research and development expenses increased from 19% of revenue for the prior year to 20% of revenue for the current year. To maintain growth and market leadership in epitaxial technology, the Company expects to continue to invest a significant amount of its resources in research and development.

OPERATING INCOME (LOSS)

  Operating profit increased $915,000 from a loss of $768,000 in the quarter ended March 31, 1996, to a profit of $147,000 in the quarter ended March 31, 1997, primarily due to higher revenues generating a greater overall gross profit. Operating income (loss) per share increased $.21 per share from a loss of ($0.17) per share in the quarter ended March 31, 1996, to a profit of $0.04 per share in the quarter ended March 31, 1997.

OTHER EXPENSE

  During fiscal 1996, the Company issued detachable warrants along with subordinated notes to certain of its existing shareholders. In the first quarter of fiscal year 1997, the Company also issued detachable warrants in return for a 10.0 million demand note facility (the "Facility") guarantee by a director of the Company, affiliated with the Company's majority shareholder, who provided collateral for the Facility. The Company subsequently assigned a value to these detachable warrants' issues using a commonly recognized option pricing model, the Black-Scholes Option Pricing Model. The Company recorded the subordinated notes at a carrying value that is subject to periodic accretions, using the interest method, and reflected the Facility detachable option value as a debt issuance cost. The consequent expense of these warrant accretion amounts and the now terminated Facility debt issuance cost is entitled "Imputed warrant interest, non-cash" and totaled $2.8 million for the quarter ended March 31, 1997.

  Borrowings under the $10.0 million demand note facility with First Union
National Bank totaling $8.0 million were drawn down to fund capital expenditures in connection with the build-out of the Company's manufacturing facility during the six months ended March 31, 1997. The resultant interest expense was the primary reason for the large increase in the caption entitled
"Stated interest expense" during the three months and six months ended March
31, 1997.

EXTRAORDINARY ITEM

  The Company repaid $10.0 million of its outstanding debt with proceeds from its IPO. The entire $8.0 million outstanding of its demand note facility with First Union National Bank was repaid and $2.0 million was used to repay a portion of the Company's outstanding subordinated notes due May 1, 2001. In connection with the discharge of the Company's subordinated notes, an extraordinary loss of $256,000 was recognized.

NET LOSS

  Net loss increased from a loss of $823,000 to a loss of $3.2 million for the quarters ended March 31, 1996 and 1997, respectively. This increase was primarily attributable to the aforementioned $2.8 million of debt issuance cost amortization related to warrants and the $256,000 extraordinary loss on early extinguishment of debt.

BACKLOG

  The Company's order backlog increased 35% from $16.1 million as of March 31, 1996, to $21.8 million as of March 31, 1997. This increase in backlog was primarily a result of the introduction of the Company's wafer and package-ready device product lines. The Company includes in backlog only customer purchase orders which have been accepted by the Company and for which shipment dates have been assigned within the twelve months to follow and research contracts that are in process or awarded. The Company receives partial advance payments or irrevocable letters of credit on most production system orders and has never experienced an order cancellation. The Company is seeking to increase capacity to meet anticipated continuing increased production needs; however, there can be no assurance that the Company will increase its capacity to meet its scheduled needs.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents increased by $12.5 million from $1.4 million at September 30, 1996, to $13.9 million at March 31, 1997. At March 31, 1997, net cash used by operations was $1.5 million, primarily due to the Company's net losses, increase in accounts receivable and inventory, offset by increases in accounts payable and advanced billings and the Company's non-cash, yet net income impacting, detachable warrant accretion in valuation. At March 31, 1997, net cash used in investments was $6.9 million due to purchase of new equipment for the facilitation of the Company's wafer and package-ready device product lines and to new facility clean room modifications and enhancements.
At March 31, 1997, net cash from financing activities, primarily the IPO proceeds, accounted for the majority of the resulting net cash increase.

 On March 31, 1997, the Company entered into a $10.0 million revolving loan and security agreement (the "Agreement") with First Union National Bank. The
Agreement bears interest at the rate of First Union's prime rate plus 50 basis points and has a revolving loan maturity date of and expires on September 30, 1998. There are presently no borrowings under the Agreement.

 The Company believes that its current liquidity, together with the Agreement, will be sufficient to meet its cash needs for working capital and capital expenditures, through fiscal 1997. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to raise funds through equity or debt offerings or obtain additional credit facilities if possible. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business financial conditions or operations.

  Certain statements which are not historical facts in this report may be forward-looking statements and are made by the Company on a good faith basis.
Such forward-looking statements may include business forecasts, financial projections, or statements concerning the Company's expectations for demand and sales of new or existing products, industry and market segment growth, market and technology opportunities, development of process, the commencement of production, or the future financial performance of the Company. Such forward-looking statements involve risks and uncertainties. Actual operating results may differ materially from projections or forecasts contained in forward-looking statements and are subject to certain risks including, without limitation, risks developing and commercializing new products, and other factors described in the Company's filings with the Securities and Exchange
Commission.

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  List of Exhibits:

        11.  Statement re: computation of per share earnings.
        27.  Financial Data Schedule

   (b)  Reports on Form 8-K

   No Reports on Form 8-K were filed during the quarter ended March 31, 1997.Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EMCORE CORPORATION



   Date:  May 13, 1997  By:    /s/ Reuben F. Richards, Jr.
                                      Reuben F. Richards, Jr.
                               President and Chief Executive Officer

   Date:  May 13, 1997  By:   /s/ Thomas G. Werthan
                                         Thomas G. Werthan
                                       Vice President, Finance and
Administration


                                 EXHIBIT INDEX


Exhibit    Description

11         Statement re computation of per share earnings
27         Financial Data Schedule

