Form 10-Q
period 1997-06-30
EMCORE CORP
filed 1997-08-15
CIK 808326

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark one):
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

                     Commission File Number:     333-18565

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

     Yes:  X   No:

As of July 21, 1997, there were 5,921,190 shares of the registrant's common stock outstanding.

This quarterly report of Form 10-Q contains 17 pages, of which this is page 1.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                         EMCORE CORPORATION
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                             (UNAUDITED)

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  JUNE 30,                    JUNE 30,
                                               1997       1996             1997       1996
Revenue . . . . . . . . . . . . . . . . .     $14,106     $7,726          $35,626   $17,995

Cost of sales . . . . . . . . . . . . . .       8,208      5,495           23,787    12,317

Gross profit  . . . . . . . . . . . . . .      $5,898     $2,231          $11,839    $5,678

Operating expenses:
  Selling, general and
  administrative  . . . . . . . . . . . .       2,573      1,901            6,715      4,956
  Research and development. . . . . . . .       2,418      1,708            6,655      3,697
Total operating expenses  . . . . . . . .      $4,991     $3,609          $13,370    $8,653

Operating income (loss) . . . . . . . . .        $907    ($1,378)         ($1,531)  ($2,975)

Other expense (income):
  Stated interest
  expense (income)  . . . . . . . . . . .          (8)        60              437        170
  Imputed warrant interest
  expense, non-cash . . . . . . . . . . .          85         44            3,894         44
Total other expense . . . . . . . . . . .         $77       $104           $4,331       $214

Income (loss) before extraordinary item .        $830    ($1,482)         ($5,862)  ($3,189)
Extraordinary loss  . . . . . . . . . . .                                    (256)
Net income (loss) . . . . . . . . . . . .        $830    ($1,482)         ($6,118)  ($3,189)

PER SHARE DATA:
Income (loss) before extraordinary item .       $0.10     ($0.33)          ($1.24)   ($0.72)
Extraordinary loss  . . . . . . . . . . .                                   (0.06)

Net income (loss) per share . . . . . . .       $0.10     ($0.33)          ($1.30)   ($0.72)
Shares used in per share calculations . .       8,308      4,438            4,723      4,438



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              EMCORE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                       AT JUNE 30,               AT SEP. 30,
                                                           1997                      1996
ASSETS                                                 (UNAUDITED)
  Cash and cash equivalents . . . . . . . . . . . . .       $7,709                     $1,367
  Accounts receivable, net of allowance
    for doubtful accounts of $315 and
    $310 at June 30, 1997 and September
    30, 1996, respectively  . . . . . . . . . . . . .        7,657                      3,025
  Inventories . . . . . . . . . . . . . . . . . . . .        6,980                      7,645
  Other current assets  . . . . . . . . . . . . . . .          145                         79
     Total current assets . . . . . . . . . . . . . .      $22,491                   $12,116

  Property and equipment, net . . . . . . . . . . . .       15,690                      7,797
  Other assets  . . . . . . . . . . . . . . . . . . .          463                        521
     Total assets . . . . . . . . . . . . . . . . . .      $38,644                   $20,434

LIABILITIES
CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . .       $4,905                     $5,661
  Accrued expenses  . . . . . . . . . . . . . . . . .        2,670                      1,987
  Advanced billings . . . . . . . . . . . . . . . . .        2,373                      3,306
  Other current liabilities . . . . . . . . . . . . .          217                         12
     Total current liabilities  . . . . . . . . . . .      $10,165                    $10,966

Subordinated debt . . . . . . . . . . . . . . . . . .        7,547                      8,947
     Total liabilities  . . . . . . . . . . . . . . .      $17,712                    $19,913

STOCKHOLDERS' EQUITY:
  Common stock, no par value, 23,529,411
    shares authorized, 5,921,190 shares
    issued and outstanding in 1997,
    2,994,461 shares issued and outstanding
    in 1996 . . . . . . . . . . . . . . . . . . . . .      $45,474                    $18,977
  Accumulated deficit . . . . . . . . . . . . . . . .      (24,276)                   (18,158)
  Notes receivable from stock sales . . . . . . . . .         (266)                      (298)

     Total stockholders' equity . . . . . . . . . . .      $20,932                       $521

     Total liabilities and stockholders' equity . . .      $38,644                    $20,434


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              EMCORE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (Unaudited)

                                         NINE MONTHS ENDED JUNE 30,
                                          1997                1996
OPERATING ACTIVITIES:
Net loss  . . . . . . . . . . . . . .    ($6,118)            ($3,189)
Net loss  . . . . . . . . . . . . . .
Adjustments to reconcile net loss to
   net cash (used in) provided by
   operating activities:
   Depreciation and amortization  . .      2,594               1,395
   Provision for doubtful accounts  .        130                  63
   Detachable warrant accretion and
   valuation  . . . . . . . . . . . .      3,892                  35
   Extraordinary loss on early debt
   extinguishment   . . . . . . . . .        256
   Provision for inventory valuation          30                  69
   Increase (decrease) in liabilities
       & (increase) decrease in
       assets:
       Accounts receivable  . . . . .     (4,762)               (978)
       Inventories  . . . . . . . . .        635              (3,263)
       Costs in excess of billings on
          uncompleted contracts   . .         (7)                (16)
       Billings in excess of costs on
          uncompleted contracts   . .                            222
       Other current assets . . . . .        (59)                 16
       Other assets . . . . . . . . .          8                (198)
       Accounts payable . . . . . . .       (756)              1,870
       Accrued expenses . . . . . . .        683                 241
       Advanced billings  . . . . . .       (933)              2,471
       Other current liabilities  . .        205                  54
Total adjustments . . . . . . . . . .     $1,916              $1,981
   Net cash used in operating
     activities . . . . . . . . . . .    ($4,202)            ($1,208)

INVESTING ACTIVITIES:
Purchase of property, plant, and
   equipment . . . . . . . . . . . .     (10,437)             (6,262)
   Net cash used in investing
     activities . . . . . . . . . . .   ($10,437)            ($6,262)

FINANCING ACTIVITIES:
Proceeds from notes payable . . . . .                          2,000
Payments on notes payable and long-
term debt . . . . . . . . . . . . . .                         (5,000)
Proceeds from borrowings under demand
   note facility  . . . . . . . . . .      8,000
Proceeds from borrowings under
   subordinated notes   . . . . . . .                          8,510
Payments on subordinated notes and
   demand note facility   . . . . . .    (10,000)
Net proceeds from initial public
   offering . . . . . . . . . . . . .     22,765
Net proceeds from stock options
   exercise . . . . . . . . . . . . .          6
Reduction in notes receivable from
   shareholders . . . . . . . . . . .        210
Net cash provided by financing
   activities . . . . . . . . . . . .    $20,981              $5,510

Net increase (decrease) in current
  cash  . . . . . . . . . . . . . . . .   $6,342             ($1,960)
Current cash, beginning . . . . . . .      1,367               2,323

Current cash, end of year . . . . . .     $7,709                $363



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              EMCORE CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY
           BY QUARTER FROM SEPTEMBER 30, 1996, THROUGH JUNE 30, 1997
                            (AMOUNTS IN THOUSANDS)
                                  (Unaudited)

                                                                       SHAREHOLDERS'       TOTAL
                                    COMMON STOCK
                                                         ACCUMULATED       NOTES       SHAREHOLDERS'
                                SHARES       AMOUNT        DEFICIT      RECEIVABLE         EQUITY
BALANCE AT SEPTEMBER 30,
  1996  . . . . . . . . . . .     2,994      $18,978       ($18,158)        ($298)              $522
 Issuance of common stock
   purchase warrants  . . .
Net loss  . . . . . . . . .                                  (3,798)                          (3,798)
BALANCE AT DECEMBER 31,
  1996. . . . . . . . . . .       2,994      $22,578       ($21,956)        ($298)              $324
 Issuance of common stock
   from initial public
   offering, net of issuance
   costs of $3,109  . . . .       2,875       22,766                                          22,766
 Cancellation of notes
   receivable due from
   shareholders . . . . . .                                                     32                32
Net loss  . . . . . . . . .                                  (3,150)                          (3,150)
BALANCE AT MARCH 31, 1997 .       5,869      $45,344       ($25,106)        ($266)           $19,972
Conversion of subordinated
debt  . . . . . . . . . . .          31          124                                             124
Stock option exercise . . .          21            6                                               6
Net income  . . . . . . . .                                     830                              830
BALANCE AT JUNE 30, 1997  .       5,921      $45,474       ($24,276)        ($266)           $20,932


EMCORE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Interim Financial Information The condensed consolidated financial statements of EMCORE Corporation (the "Company") are unaudited (except for the balance sheet information as of September 30, 1996 which is derived from the Company's audited financial statements) but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 1997, and the operating results and cash flows for the quarters ended June 30, 1997, and June 30, 1996. The results of operations for the nine months ended June 30, 1997, are not necessarily indicative of the results for the entire fiscal year ending September 30, 1997, or any future interim period.

     Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. The Company had approximately $4,891,000 and $106,000 in cash equivalents at June 30, 1997, and September 30, 1996, respectively. As of June 30, 1997, the Company had restricted cash in the amount of $375,000 due to contractual obligations.

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

     Revenue and Cost Recognition-Contract Revenue. The Company's research contracts require the development or evaluation of new materials' applications and have a duration of six to 36 months. For research contracts with the U.S. Government and commercial enterprises with a duration of greater than six months, the Company recognizes revenue to the extent of costs incurred plus the estimated gross profit as stipulated in such contracts, based upon contract performance.

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

     Fair Value of Financial Instruments. The Company estimates fair value based upon discounted cash flow analyses using the Company's incremental borrowing rate on similar instruments as the discount rate. As of June 30, 1997, the carrying values of the Company's cash and cash equivalents, receivables and accounts payable recorded on the accompanying balance sheets approximate fair value.

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

     New Accounting Standards.. In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). This pronouncement establishes accounting standards for when impairment losses relating to long-lived assets, identifiable intangibles and goodwill related to those assets should be recognized and how the losses should be measured. The Company plans to implement SFAS No. 121 in fiscal 1997. The adoption of SFAS No. 121 is not expected to have an impact on the Company's financial position or results of operations since EMCORE's current policy is to monitor assets for impairment and record any necessary write-downs.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). The provision of SFAS No. 123 sets forth the method of accounting for stock based compensation based on the fair value of stock options and similar instruments, but does not require the adoption of this preferred method. SFAS No. 123 also requires the disclosure of additional information about stock compensation plans, even if the preferred method of accounting is not adopted. The Company plans to implement SFAS No. 123 in fiscal 1997. The Company does not intend to change its method of accounting for stock based compensation to the preferred method under SFAS No. 123, but instead will continue to apply the provisions of No. 25 "Accounting for Stock Issued to Employees." However, the Company will disclose the pro forma effect of SFAS No. 123 on net income and earnings per share.

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") for periods ending after December 15, 1997. SFAS No. 128 is designed to improve EPS information provided in financial statements by simplifying the existing computational guidelines, revising disclosure requirements, and increasing the comparability of EPS on an international basis. Basic and diluted earnings per share, calculated pursuant to SFAS No. 128, are not expected to be materially different from net income per common share as reflected in the accompanying Condensed Consolidated Statements of Income.

NOTE 2.   DEBT

     On March 31, 1997, the Company entered into a new $10.0 million revolving loan and security agreement (the "Agreement") with First Union National Bank. The Agreement bears interest at the rate of First Union's prime rate plus 50 basis points and has a revolving loan maturity date of and expires on September 30, 1998. There are presently no borrowings outstanding under the Agreement.

NOTE 3.   INVENTORIES

Inventories comprise (in                    AT                    AT
thousands):                            JUNE 30, 1997      SEPTEMBER 30, 1997
     Raw Materials                          $5,619                $4,965
     Work-in-progress                        1,361                 2,680
     Finished goods
          Total                             $6,980                $7,645


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

RESULTS OF OPERATIONS:

REVENUES
     The Company's third quarter revenues increased 83% from $7.7 million for the quarter ended June 30, 1996, to $14.1 million for the quarter ended June 30, 1997. Revenues for the first nine months of fiscal 1997 increased 98% from $18.0 million for the nine months ended June 30, 1996, to $35.6 million for the nine months ended June 30, 1997. The revenue increase in each of the three and nine month periods was primarily attributable to increased demand for MOCVD (metal-organic chemical vapor deposition) systems and package-ready devices, as well as the introduction of compound semiconductor wafer products and contract and licensing activities. International sales accounted for approximately 46% and 58% of revenues for the nine months ended June 30, 1997 and 1996, respectively.

     The Company believes that in the future its revenues and results of operations in a quarterly period could be impacted by the timing of customer development projects and related purchase orders for the Company's varied products, new merchandise announcements and releases by the Company, and economic conditions generally and the compound semiconductor industry environment specifically.

COST OF SALES/GROSS PROFIT
     Cost of sales includes direct material and labor costs, allocated manufacturing and service overhead, and installation and warranty costs. Gross profit increased from 29% of revenue for the quarter ended June 30, 1996, to 42% of revenue for the quarter ended June 30, 1997. For the nine months ended June 30, gross profit increased from 32% to 33% for 1996 and 1997, respectively. The gross profit percentage increase was attributable to margins on wafer and device revenue and contract and licensing activities.

SELLING, GENERAL, AND ADMINISTRATIVE
     Selling, general, and administrative expenses increased by 35% from $1.9 million for the quarter ended June 30, 1996, to $2.6 million in the quarter ended June 30, 1997. For the first nine months of fiscal year 1997, selling, general, and administrative expenses increased by 35% from $5.0 million for the nine months ended June 30, 1996, to $6.7 million for the nine months ended June 30, 1997. The increase in each of the three and nine month periods was largely due to sales personnel headcount increases to support both domestic and foreign markets and general headcount additions to sustain the internal administrative support necessary for the Company's increased business as well as higher expenses attributable to increased revenues. However, as a percentage of revenue, selling, general, and administrative expenses decreased from 25% for the third quarter of the prior year to 18% for the third quarter of the current year. For the nine months ended June 30, selling, general, and administrative expenses decreased from 28% of revenue for the prior year to 19% of revenue for the current year.

RESEARCH AND DEVELOPMENT
     Research and development expenses increased by 42% from $1.7 million in the quarter ended June 30, 1996, to $2.4 million in the quarter ended June 30, 1997. For the first nine months of fiscal year 1997, research and development expenses increased by 80% from $3.7 million for the nine months ended June 30, 1996, to $6.7 million for the nine months ended June 30, 1997. The increase was primarily attributable to increased staffing and equipment costs necessary to enhance current products and research and development activities for the initiation of the Company's two new product lines (epitaxial wafers and package-ready devices). However, as a percentage of revenue, research and development expenses decreased from 22% for the third quarter of 1996 to 17% for the third quarter of 1997. For the nine months ended June 30, research and development expenses decreased from 21% of revenue for the prior year to 19% of revenue for the current year. To maintain growth and market leadership in epitaxial technology, the Company expects to continue to invest a significant amount of its resources in research and development.

OPERATING INCOME (LOSS)
     Operating profit increased $2.3 million from a loss of $1.4 million in the quarter ended June 30, 1996, to a profit of $0.9 million in the quarter ended June 30, 1997. For the first nine months of fiscal year 1997, operating loss decreased $1.4 million from a loss of $2.9 million for the nine months ended June 30, 1997. These changes in operating income (loss) are primarily due to higher revenues generating a greater overall gross profit.

OTHER EXPENSE
     During fiscal 1996, the Company issued detachable warrants along with subordinated notes to certain of its existing shareholders. In the first quarter of fiscal year 1997, the Company also issued detachable warrants in return for a $10.0 million demand note facility (the "Facility") guarantee by a director of the Company, affiliated with the Company's majority shareholder, who provided collateral for the Facility. The Company subsequently assigned a value to these detachable warrants' issues using a commonly recognized option pricing model, the Black-Scholes Option Pricing Model. The Company recorded the subordinated notes at a carrying value that is subject to periodic accretions, using the interest method, and reflected the Facility detachable warrant value as a debt issuance cost. The consequent expense of these warrant accretion amounts and the now terminated Facility debt issuance cost is charged to "Imputed warrant interest, non-cash," and amounted to $44,000 and $3.9 million for the quarter and nine months ended June 30, 1997, respectively.

     Borrowings under the Company's $10.0 million demand note facility with First Union National Bank totaling $8.0 million were utilized to fund capital expenditures in connection with the build-out of the Company's manufacturing facility during the six months ended March 31, 1997. The resultant interest expense was the primary reason for the increase in "Stated interest expense" for the nine months ended June 30, 1997. The outstanding $8.0 million under this demand note facility was repaid in March 1997, resulting in much lower interest expense for the quarter ended June 30, 1997.

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

NET INCOME/LOSS
     Net income increased $2.3 million from a loss of $1.5 million to income of $0.8 million for the quarters ended June 30, 1996, and 1997, respectively. For the nine months ended, the Company's net loss increased $2.9 million from $3.2 million for the nine months ended June 30, 1996, to $6.1 million for the nine months ended June 30, 1997. This year-to-date increase was primarily attributable to the aforementioned $3.9 million of debt issuance cost amortization related to warrants.

BACKLOG
     The Company's order backlog decreased 1% from $23.0 million as of June 30, 1996, to $22.7 million as of June 30, 1997. The Company includes in backlog only customer purchase orders which have been accepted by the Company and for which shipment dates have been assigned within the twelve months to follow and research contracts that are in process or awarded. Wafer and device contract agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months and 3 months, respectively. Some of these agreements currently extend over five years. The Company receives partial advance payments or irrevocable letters of credit on most production system orders and has never experienced an order cancellation. Although the Company has increased its capacity to meet continued increased production needs, there can be no assurance that the Company will be consistently able to increase its capacity to meet its scheduled needs.

Liquidity And Capital Resources
     Cash and cash equivalents increased by $6.3 million from $1.4 million at September 30, 1996, to $7.7 million at June 30, 1997. For the nine months ended June 30, 1997, net cash used by operations amounted to $4.2 million, primarily due to the Company's net losses, increase in accounts receivable, decrease in accounts payable and advanced billings, offset by the Company's non-cash items, including depreciation, amortization, and detachable warrant accretion and valuation. For the nine months ended June 30, 1997, net cash used in investment activities amounted to $10.4 million due to purchase and manufacture of new equipment for the Company's wafer and package ready device product lines and to new facility clean room modifications and enhancements. For the nine months ended June 30, 1997, net cash from financing activities, primarily including the $22.8 million IPO proceeds, accounted for the majority of the resulting net cash increase.

     On March 31, 1997, the Company entered into a $10.0 million revolving loan and security agreement (the "Agreement") with First Union National Bank. The Agreement bears interest at the rate of First Union's prime rate plus 50 basis points and has a revolving loan maturity date of and expires on September 30, 1998. There are presently no borrowings under the Agreement.

     The Company believes that its current liquidity, together with the Agreement, will be sufficient to meet its cash needs for working capital and capital expenditures through fiscal 1997. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to raise funds through equity or debt offerings or obtain additional credit facilities if possible. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business or financial condition or operations.

     Certain statements which are not historical facts in this report may be forward-looking statements and are based on assumptions the Company believes are reasonable. Such forward-looking statements may include business forecasts, financial projections, or statements concerning the Company's expectations for demand and sales of new or existing products, industry and market segment growth, market and technology opportunities, development of processes, the commencement of production, or the future financial performance of the Company. Such forward-looking statements involve risks and uncertainties. Actual operating results may differ materially from projections or forecasts contained in forward-looking statements and are subject to certain risks including, without limitation, risks in developing and commercializing new products, and other factors described in the Company's filings with the Securities and Exchange Commission.

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits:
          11   Statement re: computation of per share earnings for the nine months ended June 30, 1997.
          27   Financial Data Schedule
(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EMCORE CORPORATION


DATE:  August 14, 1997        By:/s/ Reuben F. Richards, Jr.
                              Reuben F. Richards, Jr.
                              President and Chief Executive
                              Officer

DATE:  August 14, 1997        By: /s/ Thomas G. Werthan
                              Thomas G. Werthan
                              Vice President, Finance and Administration

                                 EXHIBIT INDEX


EXHIBIT   DESCRIPTION

11        Statement re: computation of per share earnings for the nine months ended June 30, 1997.

27        Financial Data Schedule