Form 10-K
period 1997-09-30
EMCORE CORP
filed 1997-12-29
CIK 808326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one):
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended September 30, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File Number: 0-22175

                               EMCORE CORPORATION
             (Exact name of registrant as specified in its charter)

                            NEW JERSEY                                                 22-2746503
  (State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)
                    394 ELIZABETH AVENUE, SOMERSET, NJ 08873
               (Address of principal executive offices) (zip code)

Registrant's telephone number, including area code:                      (732) 271-9090
Securities registered pursuant to Section 12(b) of the Act:              NONE
Securities registered pursuant to Section 12(g) of the Act:              COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant as of December 22, 1997 was approximately $89,429,417 (based on the closing sale price of $16 1/2 per share).

The number of shares outstanding of the registrant's no par value common stock as of December 22, 1997 was 9,317,740.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before January 28, 1998) are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

Company Overview

     EMCORE Corporation ("EMCORE" or the "Company"), founded in 1984, designs and develops compound semiconductor materials and process technology and is a leading manufacturer of production systems used to fabricate compound semiconductor wafers. The Company provides its customers, both in the U.S. and internationally, with materials science expertise, process technology and compound semiconductor production systems that enable the manufacture of commercial volumes of high-performance electronic and optoelectronic devices. Recently, in response to the growing need of its customers to cost effectively get to market faster with high volumes of new and improved high-performance products, the Company expanded its product offerings to include the design, development and production of compound semiconductor wafers and package-ready devices. In March 1997, the Company completed an initial public offering of 2,875,000 shares of common stock (including the exercise of the Underwriter's overallotment option). Prior to the Offering, there was no public market for the Company's common stock.

Industry Overview

     Recent advances in information technologies have created a growing need for power efficient, high-performance electronic systems that operate at very high frequencies, have increased storage capacity and computational and display capabilities, and can be produced cost-effectively in commercial volumes. In the past, electronic systems manufacturers have relied on advances in silicon semiconductor technology to meet many of these demands. However, the newest generation of high-performance electronic and optoelectronic applications require certain functions which are generally not achievable using silicon-based components. To address these market demands, electronic system manufacturers are increasingly incorporating new electronic and optoelectronic devices into their products in order to improve performance or enable new applications.

     Compound semiconductors have emerged as an enabling technology to meet the complex requirements of today's advanced information systems. Compound semiconductor devices can be used to perform individual functions as discrete devices, such as high-brightness laser-emitting diodes ("HBLEDs"), laser and solar cells, or can be combined into integrated circuits, such as transmitters, receivers and alpha-numeric displays. Many compound semiconductor materials have unique physical properties that allow electrons to move at least four times faster than through silicon-based devices. This higher electron mobility enables a compound semiconductor device to operate at much higher speeds than silicon devices with lower power consumption and less noise and distortion. In addition, unlike silicon-based devices, compound semiconductor devices have optoelectronic capabilities that enable them to emit and detect light. As a result, electronics manufacturers are increasingly integrating compound semiconductor devices into their products in order to achieve higher performance in a wide variety of applications, including wireless communications, telecommunications, computers, and consumer and automotive electronics.

     Recent advances in a type of semiconductor laser called a Vertical Cavity Surface Emitting Laser ("VCSEL") are expected to enable higher modulation frequencies, better coupling into optical fibers, easier fabrication of laser arrays, and lower cost solutions. With these advantages, VCSELs will be used in large volume applications for telecommunication, data communication, data storage, scanning, printing, and for micro-area networks such as chip-to-chip and board-to-board communications.

     Wireless Communications. Compound semiconductor devices have multiple applications in wireless communication products, including cellular telephones, pagers, PCS handsets, DBS systems and global positioning systems. Compound semiconductor devices are used in high frequency transmitters, receivers and power amplifiers to increase capacity, improve signal to noise performance and lower power consumption, which in turn reduces network congestion, increases roaming range and extends battery life. In addition, HB LEDs are used in electronic displays on these products in order to reduce size, weight and power consumption and to improve display visibility. In satellite communications, compound semiconductor devices are used in ultra-high frequency satellite up-converters and down-converters to cost-effectively deliver information to fixed and mobile users over wide geographic areas. In addition, compound semiconductor solar cells are used to power these satellites because they are more tolerant to radiation levels in space and have higher power-to-weight ratios than silicon-based solar cells, thereby increasing satellite life and payload capacity.

     Telecommunications. To accommodate the exponential growth in voice, data and video traffic and the increased demand for higher transmission rates, telecommunications companies and Internet service providers are relying on fiber optic networks utilizing high speed switching technologies. Compound semiconductor components such as lasers and LEDs, coupled with optical detectors, are used within these networks to enable high speed data transmission, increase overall network capacity and reduce equipment costs.

     Computers. Computer manufacturers are increasingly seeking to achieve higher clock speeds than the architecture prevalent in today's advanced multimedia computer systems. Higher processing speeds necessitate the use of larger cache memory to enable higher transmission rates. Computer manufacturers are increasingly utilizing compound semiconductor devices to achieve these results. In addition, today's advanced multimedia applications require increased data storage capacity, which is commonly addressed by the use of CD-ROMs. To achieve these higher storage capabilities, computer manufacturers are increasingly utilizing compound semiconductor lasers and optical detectors. As a result of the migration of multimedia applications into consumer products, computer manufacturers are also incorporating compound semiconductor infrared emitters into their products to replace bulky wires and cables.

     Consumer Electronics. Consumer electronics manufacturers are using compound semiconductor devices to improve the performance of many existing products and to develop new applications. For example, next generation compact disc players are utilizing shorter wavelength compound semiconductor lasers to read and record information on high density DVDs which store at least four times more information than a conventional compact disc. In addition, compound semiconductor devices are increasingly being used in advanced display technologies. Ultra-thin LED flat panel displays are being used in a variety of applications, including point-of-purchase displays and outdoor advertising with live-action billboards, and are being developed for use in laptop computers and flat panel television screens.

     Automotive Electronics. Compound semiconductor devices are increasingly being used by automotive manufacturers to improve vehicle performance while reducing weight and costs through lower power consumption. These devices are utilized in a wide variety of applications, including dashboard displays, indicator lights, engine sensors, anti-lock braking systems and other electronic systems. In addition, the Company believes that the use of electronic components within automobiles is likely to increase as manufacturers design vehicles to comply with state and federal environmental and safety regulations. Automotive production cycles generally last three to five years, providing a relatively predictable source of demand for compound semiconductor devices once an electronic component is designed into a specific vehicle model.

     The high-performance characteristics of compound semiconductors, combined with the requirements of advanced information systems, have led to the widespread deployment of compound semiconductor devices within a broad range of electronic systems. The Company believes that the following factors have resulted in an increased demand for compound semiconductor production systems, wafers and devices which enable electronic systems manufacturers to reach the market faster with high volumes of high-performance products and applications:

     o Launch of new wireless services such as PCS and wireless high speed data systems;

     o    Rapid build-out of satellite communications systems;

     o Widespread deployment of fiber optic networks and the increasing use of optical systems;

     o Increasing use of infrared emitters and optical detectors in computer systems;

     o Emergence of advanced consumer electronics applications, such as DVDs and flat panel displays; and,

     o    Increasing use of high-performance electronic devices in automobiles.

The EMCORE Solution

     EMCORE provides its customers with materials science expertise, process technology and MOCVD (metal organic chemical vapor deposition) production systems that enable the manufacture of commercial volumes of high-performance compound semiconductor wafers and devices. EMCORE believes that its proprietary TurboDiscTM deposition technology makes possible one of the most cost-effective production systems for the commercial volume manufacture of high-performance compound semiconductor wafers and devices. EMCORE is capitalizing on its technology base to address the critical need of electronics manufacturers to cost-effectively get to market faster with high volumes of new and improved high-performance products. EMCORE offers its customers a broad range of products and services and a vertically integrated product line which includes device design, materials and process development, MOCVD production systems, epitaxial wafers and package-ready devices. The Company believes that its knowledge base and materials science expertise uniquely position the Company to become a valuable source for a broad array of solutions for the compound semiconductor industry.

Recent Developments

     On December 5, 1997, the Company purchased the privately-held MicroOptical Devices, Inc. ("MODE"). MODE is one of the market leaders in the design and development of high-quality optical components and subsystems based on VCSEL technology, which offers superior performance at lower cost over conventional semiconductor laser technologies. MODE's microlasers and optical subsystems provide design, performance and significant cost advantages over their technical predecessors such as edge-emitting solid state lasers. Through the integration of VCSELs with leading OEM systems design, VCSELs are expected to provide enhanced performance benefits to market applications such as Internet access, onboard photonics, gigabit ethernet, local area networks, microarea networks, DVD and fiberoptic switching. MODE's Gigalase(TM) and Gigarray(TM) technology developments to date are currently being evaluated by a variety of domestic and international OEM customers in the areas of data communications, telecommunications, optical storage and sensing.

     Under the terms of the agreement, the Company issued 1,461,866 shares of common stock, 200,966 common stock purchase options and 47,118 common stock purchase warrants in exchange for 100% of the outstanding capital stock of MODE. The acquisition purchase price amounted to approximately $32.8 million. The acquisition will be recorded under the purchase method of accounting and a significant portion of the purchase price will be taken as a one-time charge by EMCORE related to the write-off of in-process research and development costs. MODE will operate as a separate wholly-owned subsidiary of EMCORE.

Strategy

     The Company believes that its close collaborations with its customers over the past twelve years have contributed to its position in the MOCVD process technology and production systems market. The Company's objective is to capitalize on this position to become a leading supplier of compound semiconductor wafers and package-ready devices. The key elements of the Company's strategy include:

     Provide Complete Compound Semiconductor Solutions. The Company's vertically-integrated product offerings allow it to provide complete compound semiconductor solutions to a broad range of electronics manufacturers in order to meet their diverse technology requirements. The Company plans to capitalize on the growing need of electronics manufacturers to reach the market faster and more cost-efficiently with high volumes of end products. The Company assists its customers with device design, process development and optimal configuration of production systems. Moreover, the Company can also serve its customers as a reliable source for high-volume production of wafers or package-ready devices. Through its materials science expertise, process technology and commercial production systems, the Company intends to become an integral part of its customers' compound semiconductor product life cycle.

     Form Strategic Relationships with Customers. By developing enabling technologies, the Company seeks to form strategic alliances with its customers in order to obtain long-term development and high volume production contracts. For example, the Company currently has a strategic relationship with General Motors under which it has developed and enhanced the device structure and production process for, and is manufacturing and shipping magneto-resistive ("MR") sensor products for use in General Motors' automotive applications. In addition, the Company has been integrally involved with a large telecommunication concern in connection with the development of solar cell technologies for satellites and is currently shipping commercial volumes of products based on these technologies. Throughout its association with this customer, the Company has successfully customized its production systems to meet the customer's special high-performance device requirements. The Company intends to actively seek similar strategic relationships with other key customers in order to further expand its technological and production base.

     Expand Technology Leadership. The Company has developed and optimized its compound semiconductor processes and has developed higher performance production systems through substantial investments in research and development. The Company works closely with its customers to identify specific performance criteria in its production systems, wafers and package-ready devices. The Company intends to continue to expend substantial resources in research and development in order to enhance the performance of its production systems and to further expand its process and materials science expertise, including the development of new low cost, high volume wafers and package-ready devices for its customers.

Products

     Production Systems and Materials Processes. The Company is a leading supplier of MOCVD compound semiconductor production systems, and, in 1996, had a 23% share of this market according to VLSI Research Inc. which regularly publishes research on this market. The Company has shipped more than 190 systems to date and believes that its TurboDiscTM systems offer significant cost of ownership advantages over competing systems. The Company believes that its MOCVD production systems produce materials with superior uniformity of thickness, electrical properties and material composition. EMCORE has a variety of models that are optimized for the application and throughput of the customer.

     The Company believes that the high throughput capabilities of its TurboDiscTM systems make possible the lowest cost of ownership for the manufacture of compound semiconductor materials as well as superior reproducibility of thickness, composition, electrical profiles and layer accuracy required for electronic and optoelectronic devices. The Company's production systems also achieve a high degree of reliability with an average time available for production, based on customer data, of approximately 95%.

     Wafer and Device Fabrication. Since its inception, the Company has worked closely with its customers in designing and developing materials processes to be used in production systems for its customers' end-use applications. Recently, the Company has begun to leverage its process and materials science knowledge base to manufacture wafers and package-ready devices in its own facility. The Company's expansion into wafer and package-ready device production has been spurred almost entirely by requests from customers whose epitaxial wafer needs exceed their available in-house production capabilities. The Company fabricates wafers and package-ready devices at its facility in Somerset, New Jersey and has a combined clean room area totaling 7,500 square feet.

     The Company is working with its customers to design, engineer and manufacture commercial quantities of wafers and/or package-ready compound semiconductor devices such as MR sensors, HBTs, HEMTs, FETs, HB LEDs, VCSELs, solar cells and other electronic and optoelectronic devices. In 1996, General Motors and the Company entered into an agreement under which General Motors paid the Company approximately $1.6 million to develop and enhance certain MR position sensors for commercial production. In June 1996, the Company achieved positive test results in its development of MR sensors and successfully completed the General Motors Pre-Production Approval Process in September 1996. In November 1996, the Company received a purchase order from General Motors pursuant to which it began production of these package-ready position sensors. In January 1997, the Company began shipping these devices and had shipped over 2,000,000 devices as of September 30, 1997.

     In addition, the Company is working closely with several large telecommunications concerns to assist these customers in developing solar cell and other process technology for use on their communications satellites. As a result of this collaboration, the Company's technology has produced gallium arsenide solar cells that are not only approximately 50% more efficient in light-to-power conversion than silicon-based solar cells but also are more radiation-resistant. The resulting advance allows a satellite manufacturer to increase the useful life and payload capacity of its satellites. Over the last two years, the Company's customers have purchased several MOCVD production systems for this purpose. In the summer of 1996, a customer requested that the Company begin producing epitaxial wafers for use in the manufacture of solar cells for satellites. In May 1997, the Company qualified its production systems for the manufacture of such wafers and in June 1997 began production and shipment of commercial volumes of such wafers to this customer. Additionally, the Company has completed an initial process development phase with a large telecommunications concern. This collaboration has resulted in prototype wafers for solar cells that may lead to more efficient wafers than those currently being used.

Customers

     The Company's customers include several of the largest semiconductor, telecommunications and computer manufacturing companies in the world. In fiscal year 1995, two customers accounted for more than 10% of the Company's revenues; sales to these customers accounted for 28.9% and 11.5% of the Company's revenues during fiscal 1995. In fiscal year 1996, only one customer accounted for more than 10% of the Company's revenues; sales to this customer accounted for 23.6% of the Company's revenues in fiscal 1996. For the fiscal year 1997, two customers accounted for more than 10% of the Company's revenues; sales to these customers accounted for 15.0% and 10.2% of the Company's revenues during fiscal year 1997.

     In fiscal 1996, the Company adopted a comprehensive Total Quality Management Program with special emphasis on total customer satisfaction. In its continuing effort to maintain and enhance its relationships with its customers, the Company is seeking ISO and QS 9000 quality certification.

Sales and Marketing

     The Company markets and sells its products through its direct sales force in Europe, North America and through representatives and distributors in Asia. In July 1995, the Company signed a seven year exclusive distributorship agreement with Hakuto & Co., Ltd. ("Hakuto") , its Asian distributor for TurboDisc(TM) system products, whose territory encompasses seven Asian countries. Hakuto has marketed and serviced the Company's products since 1988, is a minority shareholder in the Company, and Hakuto's Chairman of the Board and CEO is a member of the Company's Board of Directors.

     International sales as a percentage of total sales in fiscal 1995, 1996 and 1997 were 36.0%, 42.5% and 42.0%, respectively. Sales to customers in the U.S. in fiscal 1995, 1996 and 1997 were approximately, $11.6 million, $16.0 million and $27.7 million, respectively, while the Company's sales in Asia for the same time periods were $4.0 million, $8.2 million and $14.6 million, respectively, and sales in Europe were $2.5 million, $3.6 million and $5.5 million, respectively. The Company receives all payments for all products and services in U.S. dollars.

Service and Support

     The Company maintains an international service and support network responsible for on-site maintenance and process monitoring on either a contractual or time-and-materials basis. Customers may purchase annual service contracts under which the Company is required to maintain an inventory of replacement parts and to service the equipment upon the request of the customer. The Company also sells replacement parts from inventory for customer needs. The Company pursues a program of system upgrades for customers to increase the performance of older systems. The Company generally does not offer extended payment terms to its customers and generally adheres to a warranty policy of up to one year. Consistent with industry practice, the Company maintains an inventory of components for servicing systems in the field and it believes that its inventory is sufficient to satisfy foreseeable short-term customer requirements.

Research and Development

     To maintain and improve its competitive position, the Company's research and development efforts are focused on designing new proprietary products, improving the performance of existing systems, wafers and package-ready devices and reducing costs in the product manufacturing process. The Company has dedicated 14 in-house EMCORE TurboDiscTM systems for both research and production which are capable of processing virtually all compound semiconductor materials. The research and development staff utilizes state-of-the-art x-ray, optical and electrical characterization equipment which provide instant data allowing for shortened development cycles and rapid customer response. The Company's research and development expenses in fiscal 1995, 1996 and 1997 were approximately $1.9 million, $5.4 million and $9.0 million, respectively. The Company expects that it will continue to expend substantial resources on research and development.

Intellectual Property and Licensing

     The Company's success and competitive position both for production systems, wafers and package-ready devices depend materially on its ability to maintain trade secrets, patents and other intellectual property protections. Trade secrets are routinely employed in the Company's manufacturing processes. A "trade secret" is information that has value to the extent it is not generally known, not readily ascertainable by others through legitimate means, and protected in a way that maintains its secrecy. In order to protect its trade secrets, the Company takes certain measures to ensure their secrecy, such as executing non-disclosure agreements with its employees, customers and suppliers.

     To date, the Company has been issued six U.S. patents. Provided that all requisite maintenance fees are paid, these U.S. patents will expire between 2005 and 2013. None of these U.S. patents claim any material aspect of the current or planned commercial versions of the Company's systems, wafers or devices.

Environmental Regulations

     The Company is subject to federal, state and local laws and regulations concerning the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials used in its research and development and production operations, as well as laws and regulations concerning environmental remediation and employee health and safety. The Company has retained an environmental consultant to advise it in complying with applicable environmental and health and safety laws and regulations, and believes that it is currently, and in the past has been, in substantial compliance with all such laws and regulations.

 Backlog

     As of September 30, 1997, the Company had an order backlog of approximately $24.4 million compared to backlog of $23.6 million as of September 30, 1996. The Company includes in backlog only customer purchase orders which have been accepted by the Company and for which shipment dates have been assigned within the twelve months to follow and research contracts that are in process or awarded. Wafer and device agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months. Some of these agreements currently extend over five years. The Company receives partial advance payments or irrevocable letters of credit on most production system orders.

Manufacturing

     The Company's manufacturing operations are located at the Company's headquarters in Somerset, New Jersey and include systems engineering and production, wafer fabrication, and design and production of package-ready devices. Many of the Company's manufacturing operations are computer monitored or controlled, enhancing reliability and yield. The Company manufactures its own systems and outsources some components and sub-assemblies, but performs all final system integration, assembly and testing.

Competition

     The markets in which the Company competes are highly competitive. The Company competes with several companies for sales of MOCVD systems including Aixtron, Nippon-Sanso and Thomas Swann. The primary competitors for the Company's wafer foundry include Epitaxial Products Inc., Kopin Corporation and Q.E.D. The Company also faces competition from manufacturers that implement in-house systems for their own use. In addition, the Company competes with many research institutions and universities for research contract funding.

     The Company believes that the primary competitive factors in the markets in which the Company's products compete are yield, throughput, capital and direct costs, system performance, size of installed base, breadth of product line and customer satisfaction, as well as customer commitment to competing technologies. The Company believes that in order to remain competitive, it must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide.

Risk Factors

     Ownership of the Company's Common Stock is subject to a number of risks, including, without limitation: a history of operating losses, fluctuations in operating results, dependence on key personnel, increased competition, reliance on trade secrets, risk of technological obsolescence, reliance on international sales, governmental regulations and approvals, environmental regulations, manufacturing and marketing capabilities, uncertainty of additional funding and certain anti-takeover provisions.

ITEM 2.  PROPERTIES

     The Company's executive office and manufacturing facility are located in Somerset, New Jersey, where the Company leases a 75,000 square foot facility. This facility lease expires on February 29, 2000. The Company has two five-year renewal options. The Company believes that its current facilities are adequate, well maintained and in good condition.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is aware of no pending or threatened litigation against it which would have a material adverse effect on its business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


PART II.

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SHAREHOLDER
         MATTERS

     The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "EMKR". The following table sets forth the quarterly high and low sales prices for the Company's Common Stock since its initial public offering in March 1997.

                   MARKET PRICE
---------------------------------------------------
     Quarters ended           High         Low
---------------------------------------------------

March 31, 1997               12 1/4      10 1/3
June 30, 1997                19 1/2      11
September 30, 1997           25          16 1/4
---------------------------------------------------

     The Company has never declared or paid dividends on its Common Stock since its formation. The Company currently does not intend to pay dividends in the foreseeable future so that it may reinvest its earnings in the development of its business. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report. The following table shows selected financial data for the most recent five years:


(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                          YEARS ENDED SEPTEMBER 30,
                                                 ------------------------------------------------------------
                                                    1993       1994        1995         1996        1997
                                                    ----       ----        ----         ----        ----
STATEMENT OF INCOME DATA:
     Revenue                                        $ 8,180     $ 9,038    $ 18,137     $ 27,779    $ 47,753
        Cost of sales                                 4,772       5,213       9,927       18,607      30,094
                                                 ------------------------------------------------------------
        Gross profit                                  3,408       3,825       8,210       9,172      17,659

     Operating expenses:
        Selling, general and administrative           2,849       2,645       4,452       6,524       9,347
        Research and development                      1,024       1,064       1,852       5,401       9,001
                                                 ------------------------------------------------------------
            Total operating expenses                  3,873       3,709       6,304       11,925      18,348
                                                 ------------------------------------------------------------
     Operating (loss) income                          (465)         116       1,906       (2,753)       (689)
                                                        242         286         255          297         519
     Imputed warrant interest, non-cash                   -           -           -          126       3,988
     Other (income) expense                           (100)           -          10            -           -
                                                 ------------------------------------------------------------
     (Loss) income before income taxes and
        extraordinary item                            (607)       (170)       1,641       (3,176)     (5,196)
     Provision for income taxes                           -           -         125            -         137
     Extraordinary loss                                   -           -           -            -         286
                                                 ------------------------------------------------------------
     Net (loss) income                             $  (607)    $  (170)   $   1,516    $ (3,176)    $ (5,619)
                                                 ============================================================
     Net (loss) income per share                   $ (0.40)    $ (0.11)   $    0.48    $   (0.72)   $  (1.12)
                                                 ============================================================
     Shares used in computing net (loss)
        income per share                              1,502       1,502       3,145        4,438       5,030
                                                 ------------------------------------------------------------

(IN THOUSANDS)                                                       AS OF SEPTEMBER 30,
                                                 ------------------------------------------------------------
                                                    1993       1994        1995         1996        1997
                                                    ----       ----        ----         ----        ----
BALANCE SHEET DATA:
     Working capital                               $    840     $ 1,041   $   2,208    $   1,151    $ 12,156
     Total assets                                     3,171       5,415      10,143       20,434      39,463
     Long-term obligations                            2,000       3,000       3,000        8,947       7,577

     Redeemable preferred stock                      14,825      16,274           -            -           -
     Shareholders' equity (deficit)                      12         (96)      1,509          522      21,831
                                                 ------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     EMCORE,  founded  in 1984,  designs  and  develops  compound  semiconductor materials and process technology and is a leading manufacturer of production systems used to fabricate compound semiconductor wafers. Compound semiconductors are used in a broad range of applications in wireless communications, telecommunications, computers, and consumer and automotive electronics. The Company provides its customers, both in the US and internationally, with materials science expertise, process technology and compound semiconductor production systems that enable the manufacture of commercial volumes of high-performance electronic and optoelectronic devices. Recently, in response to the growing need of its customers to cost effectively get to market faster with higher volumes of new and improved high performance products, the Company expanded its product offerings to include the design, development and production of compound semiconductor wafers and package-ready devices.

RESULTS OF OPERATIONS:

     The following table sets forth the Statement of Income Data of the Company expressed as a percentage of total revenues for the fiscal years ended September 30, 1995, 1996 and 1997.

                                                                                     YEARS ENDED SEPTEMBER 30,
                                                                     ----------------------------------------------------
                                                                             1995              1996              1997
                                                                             ----              ----              ----
Revenues                                                                     100.0%            100.0%            100.0%
Cost of Sales                                                                 54.8              67.0              63.0
                                                                     ---------------   ---------------   -------------
        Gross profit                                                          45.2              33.0              37.0
Operating expenses:
        Selling, general and administrative                                   24.5              23.5              19.6
        Research and development                                              10.2              19.4              18.8
                                                                     ---------------   ---------------   -------------
Operating income (loss)                                                       10.5              (9.9)             (1.4)
Stated interest expense, net                                                   1.4               1.1               1.1
Imputed warrant interest, non-cash                                             -                 0.4               8.4
Other expense (income)                                                         0.1               -                 -
                                                                     ---------------   ---------------   -----------
        Income (loss) before income taxes and extraordinary item               9.0             (11.4)            (10.9)
Provision for income taxes                                                     0.6               -                 0.3
                                                                     ---------------   ---------------   -------------
        Net income (loss) before extraordinary item                            8.4             (11.4)            (11.2)
Extraordinary item                                                             -                 -                (0.6)
                                                                     ---------------   ---------------   --------------
        Net income (loss) before extraordinary item                            8.4%            (11.4)%           (11.8)%
                                                                     ==============    ===============   ===============

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1997

Revenues

     The Company's revenues for fiscal 1997 increased 71.9% from $27.8 million to $47.8 million for the fiscal year ended September 30, 1996. The revenue increase was primarily attributable to increased demand of MOCVD systems and package-ready devices, as well as the introduction of compound semiconductor wafer products. International sales accounted for approximately 42.5% and 42.0% of revenues for the fiscal years ended September 30, 1996 and 1997, respectively.

     The Company believes that in the future its revenues and consequential results of operations in a given quarterly period could be impacted by the timing of customer development projects and related purchase orders for the Company's varied products, new merchandise announcements and releases by the Company, and conditions in the economy, generally and in the compound semiconductor industry environment, specifically.

Cost of Sales/Gross Profit

     Cost of sales includes direct material and labor costs, allocated manufacturing and service overhead, and installation and warranty costs. Gross profit increased from 33.0% of revenue to 37.0% of revenue for the fiscal years ended September 30, 1996 and 1997, respectively. The gross profit percentage increase was attributable to higher margins on wafer, device and licensing revenues.

Selling, General and Administrative

     Selling, general and administrative expenses increased by 43.3% from $6.5 million for the year ended September 30, 1996, to $9.3 million for the year ended September 30, 1997. The increase was largely due to sales personnel headcount increases to support both domestic and foreign markets and general headcount additions to sustain the internal administrative support necessary for the Company's increased business as well as higher expenses attributable to increased revenues. As a percentage of revenue, selling, general and administrative expenses decreased from 23.5% of revenue during fiscal 1996 to 19.6% of revenue for fiscal 1997.

Research and Development

     Research and development expenses increased by 66.6% from $5.4 million for the year ended September 30, 1996, to $9.0 million for the year ended September 30, 1997. The increase was primarily attributable to increased staffing and equipment costs necessary to enhance current products and research and development activities for the emulation of the Company's two new product lines (epitaxial wafers and package-ready devices). As a percentage of revenue, research and development expenses decreased from 19.4% of revenue during fiscal 1996 to 18.8% of revenue for fiscal 1997. To maintain growth and market leadership in epitaxial technology, the Company expects to continue to invest a significant amount of its resources in research and development.

Operating Income (Loss)

     During fiscal 1997, operating loss decreased $2.1 million from a loss of $2.8 million for the fiscal year ended September 30, 1996, to a loss of $0.7 million for the year ended September 30, 1997. The change in operating loss was primarily due to higher revenues generating greater overall gross profit.

Other Expense

     During fiscal 1996, the Company issued detachable warrants along with subordinated notes to certain of its existing shareholders. In the first quarter of fiscal year 1997, the Company also issued detachable warrants in return for a $10.0 million demand note facility (the "Facility") guarantee by the Chairman of the Board of the Company, who provided collateral for the Facility. The Company subsequently assigned a value to these detachable warrants issued using the Black-Scholes Option Pricing Model. The Company recorded the subordinated notes at a carrying value that is subject to periodic accretions, using the interest method, and reflected the Facility's detachable warrant value as debt issuance cost. The consequent expense of these subordinated note accretion amounts and the now terminated Facility's debt issuance cost is charged to "Imputed warrant interest, non-cash," and amounted to approximately $126,000 and $4.0 million for the fiscal years ended September 30, 1996 and 1997, respectively.

     Borrowings totaling $8.0 million under the Facility were utilized to fund capital expenditures in connection with the build-out of the Company's manufacturing facility during the six months ended March 31, 1997. The resultant interest expense was the primary reason for the increase in "Stated interest expense" for the year ended September 30, 1997. The outstanding $8.0 million under this demand note facility was repaid in March 1997.

Extraordinary Item

     The Company repaid $10.0 million of its outstanding debt with proceeds from its IPO. The entire $8.0 million outstanding of its Facility was repaid and $2.0 million was used to repay a portion of the Company's outstanding subordinated notes due May 1, 2001. In connection with this discharge of the Company's subordinated notes, an extraordinary loss of $286,000 was recognized.

Income Taxes

     The Company's effective income tax rate was 2.6% in fiscal 1997 up from 0.0% in fiscal 1996. The effective rate was 7.6% in fiscal 1995 which was a direct result of AMT and state taxes. The lower effective rate in fiscal 1996, relative to fiscal 1997, was attributable to a federal income tax benefit offset by net operating loss and expenses not utilized or deductible for tax purposes.

Net Income (Loss)

     Net loss increased $2.4 million from $3.2 million for the fiscal year ended September 30, 1996, to $5.6 million for the fiscal year ended September 30, 1997. This year-to-date increase was primarily attributable to the aforementioned $4.0 million of non-cash imputed warrant interest associated with certain financing transactions.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1995 AND 1996

     Revenues. Revenues increased 53.6% from $18.1 million in fiscal 1995 to $27.8 million in fiscal 1996. Revenues derived from international sales increased 81.5% from $6.5 million in fiscal 1995 to $11.8 million in fiscal 1996. These increases were primarily due to greater sales of the Company's compound semiconductor production systems resulting from broader acceptance of these products, coupled with an increased market demand for compound semiconductor devices, and to a lesser extent, increased service revenues, which include parts and service contracts, resulting from the Company's growing installed base. In addition, in fiscal 1996, the Company's research contract revenues increased as a result of an arrangement with General Motors whereby General Motors paid the Company $1.6 million to develop and enhance certain MR package-ready devices for commercial production.

     Cost of Sales/Gross Profit. Cost of sales increased 87.9% from $9.9 million in fiscal 1995 to $18.6 million in fiscal 1996. Gross profit decreased from 45.2% of revenues in fiscal 1995 to 33.0% of revenues in fiscal 1996. This decrease was principally attributable to: (i) the sale of three systems at a loss for strategic reasons; (ii) competitive pricing conditions prevailing generally in the market and a resulting decrease in the average selling price of the Company's production systems; (iii) increased production costs associated with system enhancements; and (iv) an increase in the Company's cost of obtaining certain components. The sales for strategic reasons were made to several leading universities in key geographic areas in order to increase the Company's visibility and to enhance its reputation in the technology and research community. The Company believes that the three sales made for strategic reasons resulted in an approximately 4% decline in gross profit in fiscal 1996.

     Selling, General and Administrative. Selling, general and administrative expenses increased 44.4% from $4.5 million in fiscal 1995 to $6.5 million in fiscal 1996. This increase was primarily due to increased marketing expenses associated with the Company's higher level of production systems sales and the hiring of additional personnel to support the Company's expanded activities. As a percentage of revenues, selling, general and administrative expenses decreased from 24.5% in fiscal 1995 to 23.5% in fiscal 1996.

     Research and Development. Research and development expenses increased 184.2% from $1.9 million in fiscal 1995 to $5.4 million in fiscal 1996. This increase was primarily due to the Company's increased research and development activities relating to the initiation of its wafer and package-ready device product lines. As a percentage of revenues, research and development expenses increased from 10.2% in fiscal 1995 to 19.4% in fiscal 1996.

Backlog

     The Company's order backlog increased 3.4% from $23.6 million for the fiscal year ended September 30, 1996, to $24.4 million for the fiscal year ended September 30, 1997. The Company includes in backlog only customer purchase orders which have been accepted by the Company and for which shipment dates have been assigned within the twelve months to follow and research contracts that are in process or awarded. Wafer and device contract agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months and 3 months, respectively. Some of these agreements currently extend over five years. The Company receives partial advance payments or irrevocable letters of credit on most production system orders and has never experienced an order cancellation. Although the Company has increased its capacity to meet continued increased production needs, there can be no assurance that the Company will be consistently able to increase its capacity to meet its scheduled needs.

Liquidity And Capital Resources

     Cash and cash equivalents increased by $2.3 million from $1.4 million at September 30, 1996, to $3.7 million at September 30, 1997. For fiscal 1997, net cash used by operations amounted to $6.9 million, primarily due to the Company's increase in accounts receivable, decrease in accounts payable and advanced billings, offset by an increase in accrued expenses and certain non-cash items, including depreciation, amortization, and detachable warrant accretion and debt issuance cost. Net cash used in investment activities during fiscal 1997 amounted to $11.9 million due to the purchase and manufacture of new equipment for the facilitation of the Company's wafer and package ready device product lines and to new facility clean room modifications and enhancements. For the fiscal year ended September 30, 1997, net cash from financing activities amounted to $21.1 million, primarily the $22.8 million net proceeds from the Company's initial public offering, accounted for the majority of the resulting net cash increase.

     On March 31, 1997, the Company entered into a $10.0 million revolving loan and security agreement (the "Agreement") with First Union National Bank. The Agreement bears interest at the rate of First Union's prime rate plus 50 basis points and expires on September 30, 1998. There are presently no borrowings under the Agreement.

     The Company believes that its current liquidity, together with the Agreement, will be sufficient to meet its cash needs for working capital through fiscal 1998. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to raise funds through equity or debt offerings or obtain additional credit facilities. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's financial conditions and operations.

Staffing

     At September 30, 1997, the Company employeed 271 full-time employees, up 46.5% from 185 as of September 30, 1996 and up 243.0% from the 79 employees at fiscal 1995. The increase in the number of employees since the end of 1995 is a direct result of the Company's increased manufacturing operation needs to meet the demand for its compound semiconductor production systems, wafers and package-ready devices. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Outlook

     On December 5, 1997, in line with the Company's strategic growth plan, the Company purchased the privately-held MicroOptical Devices, Inc. ("MODE"). MODE is one of the market leaders in the design and development of high-quality components and subsystems based on VCSEL technology, which is expected to offer superior performance and higher efficiency over conventional compound semiconductor technologies.

     MODE's microlasers and optical subsystems provide design, performance and significant cost advantages over their technical predecessors such as edge-emitting solid state lasers. Through the integration of VCSELs with leading OEM systems design, VCSELs are expected to provide enhanced performance benefits to market applications such as Internet access, onboard photonics, gigabit ethernet, local area networks, microarea networks such as chip-to-chip and board-to-board applications, DVD and fiberoptic switching. MODE's Gigalase(TM) and Gigarray(TM) technology developments to date are currently being evaluated by a variety of domestic and international OEM customers in the areas of data communications, telecommunications, optical storage and sensing.

     The Company believes that VCSEL technology may address a number of technical bandwidth challenges applicable to the high-speed computing and communications markets, allowing optoelectronic applications to perform their functions at higher speeds with lower costs than traditional optoelectronic systems. It believes that with the acquisition of MODE, the Company will be well positioned to actively participate in the development of the next-generation optoelectronic laser market which is estimated to grow to one billion dollars by the year 2000.

     Under the terms of the agreement, the Company issued 1,461,866 shares of Common Stock, 200,966 common stock purchase options and 47,118 common stock purchase warrants in exchange of 100% of the outstanding capital stock of MODE. The acquisition purchase price amounted to approximately $32.8 million. The acquisition will be recorded under the purchase method of accounting and a significant portion of the purchase price will be taken as a one time charge of approximately $29.3 million by the Company related to the write-off of in-process research and development. The proposed transaction is expected to be accretive within the first twelve months. Upon the completion of the transaction, MODE is expected to operate as a separate wholly-owned subsidiary of EMCORE.

     In fiscal 1997, the Company entered into a non-exclusive and non-refundable technology licensing and royalty agreement with Uniroyal Technology Corporation ("UTC") for the process technology to manufacture high brightness light emitting diodes ("LEDs"). During fiscal 1997, revenue associated with the UTC licensing agreement amounted to $2.5 million. UTC's Chairman and CEO is a member of EMCORE's Board of Directors and EMCORE's Chairman is on the Board of Directors of UTC. Over the next 12 to 36 months, the Company may realize up to $5.5 million in license fees and related royalties in connection with these agreements. Additionally, the Company and a wholly-owned subsidiary of UTC have agreed in principle to form a new venture in which the Company will have a minority interest, for the production and marketing of products related to this licensed technology. Subsequent to September 30, 1997, the Company's outstanding related party accounts receivable was paid in full and the payments under the terms of the licensing agreement are not refundable.

     Historically the Company has generated significant revenues from its TurboDisc(TM) product line from Asian customers. Continued economic and currency-related uncertainty in the region could impact the Company's future TurboDisc(TM) sales in this market. However, the Company believes that a potential drop in such sales could allow the Company to begin selling epitaxial wafers and package-ready devices to this market despite the recent financial volatility in the area.

     The Company believes it possesses the technological "know how" to capitalize on all of these market opportunities. However, there can be no assurance that the Company will maintain sufficient growth in sales levels to support the associated labor, equipment and facility costs.

Information Relating to Forward Looking Statements

     Management's Discussions and Analysis and the business description in Item 1 of this Report include forward-looking statements that reflect the Company's current expectations or beliefs concerning future results and events. The words "expects", "intends", "believes", "anticipates", "likely", "will", and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, statements about future financial performance of the Company and MODE and the effect of the acquisition on the Company's business; continued acceptance of the Company's MOCVD technologies, as well as the market success of VCSEL technologies; the Company's ability to achieve and implement the planned enhancements of products and services on a timely and cost-effective basis and customer acceptance of those product introductions; product obsolescence due to advances in technology and shifts in market demand; competition and resulting price pressures; business conditions; economic and stock market conditions, particularly in the U.S., Europe and Japan, and their impact on sales of the Company's products and services; risks associated with foreign operations, including currency and political risks; and such other risk factors as may have been or may be included from time to time in the Company's reports filed with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                    EMCORE CORPORATION
                                                      BALANCE SHEET
                                            AS OF SEPTEMBER 30, 1996 AND 1997

                                                                                       ------------------    -------------
                                                                                             1996                1997
                                                                                       ------------------    -------------
                                        ASSETS
Current assets:
   Cash and cash equivalents                                                                  $1,367,386     $  3,653,145
   Restricted cash                                                                                     -
                                                                                                                  312,500
   Accounts receivable, net of allowance for doubtful accounts of approximately
     $310,000 and $697,000 at September 30, 1996 and 1997, respectively                        3,025,171        8,439,704
   Accounts receivable - related party                                                                 -        2,500,000
   Inventories, net
                                                                                               7,645,040        7,185,626
   Costs in excess of billings on uncompleted contracts                                           19,322                -
   Prepaid expenses and other current assets                                                      59,935          120,393
                                                                                       ------------------    -------------
Total current assets
                                                                                              12,116,854       22,211,368
Property and equipment, net
                                                                                               7,796,832       16,797,833
Other assets, net
                                                                                                 520,735          453,608
                                                                                       ------------------    -------------

        Total assets                                                                         $20,434,421      $39,462,809
                                                                                       ==================    =============
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                           $5,660,438       $4,050,216
   Accrued expenses
                                                                                               1,986,646        3,867,589
   Advanced billings
                                                                                               3,306,462        1,998,183
   Unearned service revenue
                                                                                                  12,315          124,279
   Capitalized lease obligation - current                                                              -           15,030
                                                                                       ------------------    -------------
        Total current liabilities
                                                                                              10,965,861       10,055,297
Long-term debt:
   Subordinated notes, net
                                                                                               8,946,971        7,499,070
   Capitalized lease obligation                                                                        -           77,870
                                                                                       ------------------    -------------

        Total liabilities                                                                     19,912,832       17,632,237
                                                                                       ------------------    -------------
Commitments and contingencies
Shareholders' equity:
Common stock, no par value,  23,529,411 shares  authorized,  2,994,461 shares issued and outstanding in 1996 and 6,000,391 shares issued and outstanding in
   1997                                                                                       18,977,566       45,816,774
Accumulated deficit                                                                          (18,158,291)     (23,777,658)
                                                                                       ------------------    -------------
                                                                                                 819,275       22,039,116
Notes receivable from warrant issuances and stock sales                                         (297,686)        (208,544)
                                                                                       ------------------    -------------
        Total shareholders' equity                                                               521,589       21,830,572
                                                                                       ------------------    -------------
        Total liabilities and shareholders' equity                                           $20,434,421      $39,462,809
                                                                                       ==================    =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                                               EMCORE CORPORATION
                                            STATEMENTS OF OPERATIONS
                             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997

                                                        ------------------   ----------------- -----------------
                                                              1995                 1996              1997
                                                        ------------------   ----------------- -----------------
Revenues:
   Systems and materials                                      $16,616,236         $24,066,506       $45,591,287
   Services                                                     1,520,431           3,712,379         2,161,285
                                                        ------------------   ----------------- -----------------

        Total revenues                                         18,136,667          27,778,885        47,752,572
Cost of sales:
   Systems and materials                                        8,782,674          16,132,335        29,308,788
   Services                                                     1,144,297           2,474,085           785,227
                                                        ------------------   ----------------- -----------------

        Total cost of sales                                     9,926,971          18,606,420        30,094,015
                                                        ------------------   ----------------- -----------------

        Gross profit                                            8,209,696           9,172,465        17,658,557
                                                        ------------------   ----------------- -----------------

Operating expenses:
   Selling, general and administrative                          4,451,534           6,524,482         9,346,329
   Research and development                                     1,851,798           5,401,413         9,001,188
                                                        ------------------   ----------------- -----------------

        Operating income (loss)                                 1,906,364          (2,753,430)         (688,960)
                                                        ------------------   ----------------- -----------------
Other expenses:
   Stated interest, net of interest income of $84,101,
        $71,460 and $236,945 for the years ended
        September 30, 1995, 1996 and 1997, respectively           255,384             297,093           519,422
   Imputed warrant interest, non-cash                                   -             125,791         3,988,390
   Other                                                           10,000                   -                 -
                                                        ------------------   ----------------- -----------------
        Income (loss) before income taxes and
            extraordinary item                                  1,640,980          (3,176,314)       (5,196,772)
Provision for income taxes                                        125,000                   -           137,000
                                                        ------------------   ----------------- -----------------
        Net income (loss) before extraordinary item             1,515,980          (3,176,314)       (5,333,772)

Extraordinary item - loss on early extinguishment of
   debt                                                                 -                   -           285,595
                                                        ------------------   ----------------- -----------------
        Net income (loss)                                      $1,515,980          $(3,176,314)    $(5,619,367)
                                                        ==================   ================= =================

Per share data:
 Shares used in computation of net income (loss)                3,145,292           4,438,403         5,029,806
Net income (loss) per share before extraordinary item               $0.48             $(0.72)           $(1.06)
                                                        ==================   ================= =================
Net income (loss) per share                                         $0.48             $(0.72)           $(1.12)
                                                        ==================   ================= =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                   EMCORE CORPORATION
                                      STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                                         AS OF SEPTEMBER 30, 1995, 1996 AND 1997


                                         Common Stock                     Class I Preferred Stock            Accumulated
                               ----------------------------------------------------------------------------
                                   Shares           Amount          Shares        Amount        Discount       Deficit
                               ----------------------------------------------------------------------------------------------
BALANCE AT
   SEPTEMBER 30, 1994                  58,364     $   301,924         693,900   $  1,235,142  $ 934,454)    $ (16,497,957)

Warrants exercised and
   conversions                         30,586          92,554         528,450

Repurchase of Class I
   Preferred Stock

November 1994 preferred
 stock  conversions
 into common stock
 and retirement of
 preferred treasury
 shares                               149,572      15,350,689     (1,222,350)    (1,235,142)       934,454

August 1995 conversion
   of Class A preferred
   stock into common
   stock                            2,755,939         892,399

Net income                                                                                                      1,515,980
                               --------------------------------------------------------------------------------------------
BALANCE AT
     SEPTEMBER 30, 1995             2,994,461      16,637,566               -              -             -    (14,981,977)

Issuance of common
   stock purchase
   warrants                                         2,340,000

Notes receivable due
   from shareholders in
   connection with
   issuance of detachable
   warrants

Net loss                                                                                                       (3,176,314)
                               --------------------------------------------------------------------------------------------
BALANCE AT
   SEPTEMBER 30, 1996               2,994,461      18,977,566               -              -             -    (18,158,291)

Issuance of common
   stock purchase
   warrants                                         3,601,455

Issuance of common
   stock in initial public
   offering, net of
   issuance cost of
   $3,110,345                       2,875,000      22,764,655

Issuance of common
   stock on exercise
   of warrants                         94,124         384,027

Issuance of common
   stock on exercise
   of stock options                    34,965          53,640

Redemptions of notes
   receivable from
   shareholders

Forgiveness of notes
   receivable from
   shareholder

401(k) matching
   contribution                         1,841          35,431

Net loss                                                                                                        (5,619,367)
                               --------------------------------------------------------------------------------------------
BALANCE AT
   SEPTEMBER 30, 1997            $  6,000,391   $ 45,816,774               -              -             -    $(23,777,658)
                               ============================================================================================

STATEMENTS OF SHAREHOLDERS (DEFICIT) EQUITY (CONTINUED)
--------------------------------------------------------

                                               Shareholders'      Total
                                    Treasury       Notes      Shareholders'
                                      Stock      Receivable    Equity/(Deficit)
                                    -----------------------------------------
BALANCE AT
   SEPTEMBER 30, 1994             $  (28,104)    $(146,107)     (16,069,556)

Warrants exercised and
   conversions                                                      92,554

Repurchase of Class I
   Preferred Stock                   (12,645)                      (12,645)

November 1994 preferred
 stock  conversions
 into common stock
 and retirement of
 preferred treasury
 shares                               40,749                    15,090,750

August 1995 conversion
   of Class A preferred
   stock into common
   stock                                                           892,399

Net income                                                       1,515,980
                                 -------------------------------------------

BALANCE AT
     SEPTEMBER 30, 1995                    -      (146,107)       1,509,482

Issuance of common
   stock purchase
   warrants                                                       2,340,000

Notes receivable due
   from shareholders in
   connection with
   issuance of detachable
   warrants                                       (151,579)       (151,579)

Net loss                                                        (3,176,314)
                                 -------------------------------------------

BALANCE AT
   SEPTEMBER 30, 1996                      -      (297,686)         521,589

Issuance of common
   stock purchase
   warrants                                                       3,601,455

Issuance of common
   stock in initial public
   offering, net of
   issuance cost of
   $3,110,345                                                    22,764,655

Issuance of common
   stock on exercise
   of warrants                                                      384,027

Issuance of common
   stock on exercise
   of stock options                                                  53,640

Redemptions of notes
   receivable from
   shareholders                                      31,842          31,842

Forgiveness of notes
   receivable from
   shareholder                                       57,300          57,300

401(k) matching
   contribution                                                      35,431

Net loss                                                         (5,619,367)
                                 -------------------------------------------
BALANCE AT
   SEPTEMBER 30, 1997                      -  $  (208,544)     $21,830,572
                                 ===========================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                               EMCORE CORPORATION
                                            STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                                                           1995                 1996                 1997
                                                     ------------------  -------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $     1,515,980    $     (3,176,314)    $      (5,619,367)
Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating
   activities:
        Depreciation and amortization                          887,132            1,871,016             3,187,755
        Provision for doubtful accounts                         95,430              146,418               515,000
        Provision for inventory valuation                       15,379              105,000               120,000
        Detachable warrant accretion and debt
        issuance cost                                                -              125,792             3,988,390
        Extraordinary loss on early extinguishment                   -                    -
        of debt                                                      -                    -               285,595
        401(k) matching contribution                                 -                    -                35,431
        Write-off note receivable due from
        shareholder                                                  -                    -                57,300
Change in assets and liabilities:
        Accounts receivable - trade                           (353,895)          (1,041,956)           (5,929,533)
        Accounts receivable - related party                          -                    -            (2,500,000)
        Inventories                                         (2,209,540)          (4,410,566)              339,414
        Costs in excess of billings on uncompleted
          contracts                                             17,282              (2,882)                19,322
        Prepaid expenses and other current assets              (18,858)             (26,784)              (60,458)
        Other assets                                            (8,988)            (468,565)               27,568
        Accounts payable
                                                             1,100,338            3,398,078            (2,029,154)
        Accrued expenses                                       538,719              777,899             1,880,943
        Advanced billings                                    1,176,831            1,122,667            (1,308,279)
        Billings in excess of costs on uncompleted
          contracts                                            306,359             (306,359)                    -
        Unearned service revenue                                     -               12,315               111,964
                                                     ------------------  -------------------  --------------------
Total adjustments                                            1,546,189            1,302,073            (1,258,742)
                                                     ------------------  -------------------  --------------------

Net cash and cash equivalents
       provided by (used for) operating activities           3,062,169           (1,874,241)           (6,878,109)
                                                     ------------------  -------------------  --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant, and equipment             (1,316,968)          (7,090,869)          (11,631,642)
     Funding of Restricted Cash                                      -                    -              (312,500)
                                                     ------------------  -------------------  --------------------

Net cash and cash equivalents used for
     investing activities                                   (1,316,968)          (7,090,869)          (11,944,142)
                                                     ------------------  -------------------  --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from initial public offering, net of
          issuance cost of $3,110,345                                -                    -            22,764,655
     Proceeds from demand note facility                              -                    -             8,000,000
     Proceeds from subordinated note issuance                        -           11,009,600                     -
     Payments on demand note facility and
       subordinated debt                                             -                    -          (10,000,000)
     Proceeds from exercise of stock purchase
       warrants                                                102,554                    -                85,121
     Proceeds from exercise of stock options                         -                    -                53,640
     Repurchase of Class I preferred stock                     (12,645)                   -                     -
     Payments on capital lease obligations                           -          (3,000,000)                (5,723)
     Reduction in notes receivable from shareholders                 -                    -               210,317
                                                     ------------------  -------------------  --------------------
Net cash and cash equivalents provided by
      financing activities                                      89,909            8,009,600            21,108,010
                                                     ------------------  -------------------  --------------------

Net increase (decrease) in cash and cash equivalents         1,835,110             (955,510)            2,285,759
Cash and cash equivalents at beginning of year                 487,786            2,322,896             1,367,386
                                                     ------------------  -------------------  --------------------
Cash and cash equivalents at end of year                    $2,322,896           $1,367,386            $3,653,145
                                                     ==================  ===================  ====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                        $285,413             $276,012              $599,925
Cash paid for income taxes                                           -               55,000                     -
Non-cash expenditures for purchases of property and
    equipment included in accounts payable                           -              328,000               418,932

Reference is made to Note 7 - Long-Term Debt - for disclosure relating to certain non-cash warrant issuance.

Reference is made to Note 10 - Stockholders' Equity - for disclosure relating to certain non-cash equity transactions.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               EMCORE Corporation

                          Notes to Financial Statements

NOTE 1.  DESCRIPTION OF BUSINESS

     EMCORE is a designer and developer of compound semiconductor materials and process technology and a manufacturer of production systems used to fabricate compound semiconductor wafers. Compound semiconductors are used in a broad range of applications in wireless communications, telecommunications, computers, and consumer and automotive electronics. The Company has recently capitalized on its technology base by expanding into the design and production of compound semiconductor wafers and package-ready devices and under specific arrangements has licensed certain process technologies. The Company offers its customers a complete, vertically-integrated solution for the design, development and production of compound semiconductor wafers and devices.

     The Company's operations are subject to a number of risks, including but not limited to a history of losses, future capital needs, dependence on key personnel, competition and risk of technological obsolescence, governmental regulations and approvals, developing compound semiconductor manufacturing and marketing capabilities and a concentration of international sales in Asia. The Company's operations for the year ended September 30, 1997, were primarily funded through the initial public offering completed in March 1997, resulting in $22.8 million of net proceeds. A portion of the proceeds was used to extinguish $8.0 million of debt under a line of credit agreement and to paydown $2.0 million of debt under the subordinated notes (see Note 7). The Company's operating and financing plans include, among other things (i) attempting to improve operating cash flow through increased sales of compound semiconductor systems, wafers and package-ready devices, (ii) managing its cost structure to its anticipated level of revenues and (iii) seeking equity and debt financing sufficient to meet its obligations on a long-term basis in order to fund its expansion plans. On March 31, 1997, the Company entered into a $10.0 million revolving loan agreement to finance its operating and capital requirements.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. The Company had approximately $106,000 and $2,254,000 in cash equivalents at September 30, 1996 and 1997, respectively. As of September 30, 1997, the Company had restricted cash in the amount of $312,500 due to contractual obligations.

     Inventories. Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Reserves are established for slow moving or obsolete inventory based upon historical and anticipated usage.

     Property and Equipment. Property and equipment are stated at cost. Significant renewals and betterments are capitalized. Maintenance and repairs which do not extend the useful lives of the respective assets are expensed. Depreciation is recorded using the straight-line method over the estimated useful lives of the applicable assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the improvements, whichever is less. Depreciation expense includes the amortization of capital lease assets. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation accounts are adjusted accordingly, and any resulting gain or loss is recorded in current operations.

     Long-Lived Assets. Statement of financial Accounting Standards No. 121, "Accounting for the Improvement of Long-Lived Assets and Long-Lived Assets to be Disposed of ("SFAS121") requires that long-lived assets be reviewed for impairment whenever events of changes in circumstances indicate that their carrying amounts may not be recoverable. In the event that facts and circumstance indicate that the value of assets may be impaired an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if an adjustment to the carrying amount is required. SFAS 121 was adopted in fiscal 1997 and did not have a material effect on the Company's results of operations, cash flows or financial position.

     Deferred Costs. Included in other assets are deferred costs related to obtaining product patents and long-term debt refinancing. Such costs are being amortized over a three to five year period, respectively. Amortization expense amounted to approximately $58,000, $128,000 and $40,000 for the years ended September 30, 1995, 1996 and 1997, respectively.

     Income Taxes. The Company accounts for income taxes under the provision of Statement of Financial Accounting Standards ("SFAS") No. 109. "Accounting for Income Taxes." SFAS No. 109 requires utilization of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Revenue and Cost Recognition--Systems, Components and Service Revenues. Revenue from systems sales is recognized upon shipment, when title passes to the customer. Subsequent to product shipment, the Company incurs certain installation costs at the customer's facility and warranty costs which are estimated and accrued at the time the sale is recognized. Component sales and service revenues are recognized when goods are shipped or services are rendered to the customer. Service revenue under contracts with specified service terms is recognized as earned over the service period in accordance with the terms of the applicable contract. Costs in connection with the procurement of the contracts are charged to expense as incurred.

     Revenue and Cost Recognition--Contract Revenue. The Company's research contracts require the development or evaluation of new materials applications and have a duration of six to 36 months. For research contracts with the U.S. Government and commercial enterprises with duration's greater than six months, the Company recognizes revenue to the extent of costs incurred plus the estimated gross profit as stipulated in such contracts, based upon contract performance. Contracts with a duration of six months or less are accounted for on the completed contract method. A contract is considered complete when all costs, except insignificant items, have been incurred, and the research reporting requirements to the customer have been met. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs, as well as coverage of certain general and administrative costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenues from contracts amounted to approximately $1,321,000, $3,295,000 and $614,000 for the years ended September 30, 1995, 1996 and 1997, respectively.

     Research and Development. Research and development costs related to the development of both present and future products and Company sponsored materials application research are charged to expense as incurred.

     Fair Value of Financial Instruments. The Company estimates the fair value of its financial instruments based upon discounted cash flow analyses using the Company's incremental borrowing rate on similar instruments as the discount rate. As of September 30, 1997, the fair value of the Company's subordinated notes exceeded the carrying value of such instruments by approximately $1.7 million. As of September 30, 1997, the carrying values of the Company's cash and cash equivalents, receivables and accounts payable as reflected on the Company's accompanying balance sheet approximates fair value.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company's most significant estimates relate to accounts receivable and inventory valuation reserves, warranty and installation accruals, estimates of cost and related gross profits on certain research contracts and the valuation of long-lived assets.

     Net (Loss) Income Per Share. Net income (loss) per share data included in accompanying statement of operations was calculated pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 64 ("SAB No. 64"). Under the provisions of SAB No. 64, common stock and common equivalent shares issued by the Company at prices below the initial public offering price within one year or in contemplation of the Company's offering are treated as if they were outstanding for all periods presented (using the treasury stock method). Accordingly, the weighted average number of shares outstanding has been increased by 1,443,936 equivalent shares, reflecting the common stock purchase warrants and stock options issued during the twelve months preceding the filing date of the Company's registration statement related to its initial public offering. The historic per share data in the following table, has been computed based on the income or loss for the period divided by the weighted average number of shares of common stock outstanding and common stock equivalents, if diluted. The weighted average number of shares outstanding excludes the number of common shares issuable upon the exercise of outstanding stock options and warrants and preferred stock in periods in which they were anti-dilutive.

                                                                                          Years ended September 30,
                                                                           --------------------------------------------------------
                                                                                1995                1996                     1997
                                                                           ------------         ------------          -------------
Weighted average number of common shares outstanding .............            1,701,355            2,994,461              4,668,822
                                                                           ============         ============          =============
Net income (loss) per share ......................................                $0.89               $(1.06)                $(1.20)
                                                                           ============         ============          =============

     New Accounting Standards. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") for periods ending after December 15, 1997. SFAS No. 128 is designed to improve EPS information provided in financial statements by simplifying the existing computational guidelines, revising disclosure requirements, and increasing the comparability of EPS on an international basis. Basic and diluted earnings per share, calculated pursuant to SFAS No. 128, are not expected to be materially different from net income per common share as reflected in the accompanying statements of operations.

     Reclassifications. Prior period balances have been reclassified to conform with the current period financial statement presentation.

NOTE 3.  CONCENTRATION OF CREDIT RISK

     The Company sells its compound semiconductor products domestically and internationally. The Company's international sales are generally made under letter of credit arrangements.

     For the years ended September 30, 1995, 1996 and 1997, the Company sold 36%, 43% and 42% of its products to foreign customers, respectively.

     The Company's world-wide sales to major customers were as follows:

                                           As of September 30,
                          ------------------------------------------------------
                               1995               1996               1997
                          ---------------   -----------------  -----------------

Customer A                     $5,238,620         $6,558,930         $4,872,540
Customer B                        887,390          2,075,722                  -
Customer C                      1,036,000          1,530,000          3,085,000
Customer D                      2,092,986                  -          2,990,476
Customer E                              -                  -          7,158,619
                          ---------------   -----------------  -----------------
          Total                $9,254,996        $10,164,652        $18,106,635
                          ===============   =================  =================

     The Company performs material application research under contract with the U.S. Government or as a subcontractor of U.S. Government funded projects.

     The Company performs ongoing credit evaluations of its customers' financial condition and collateral is not requested. The Company maintains reserves for potential credit losses based upon the credit risk of specified customers, historical trends and other information. To reduce credit risk and to fund manufacturing costs, the Company requires periodic prepayments or irrevocable letters of credit on most production system orders. Credit losses have generally not exceeded the Company's expectations.

     The  Company  has   maintained   cash  balances   with  certain   financial
institutions in excess of the $100,000 insured limit of the Federal Deposit Insurance Corporation.

NOTE 4.  INVENTORIES

     The components of inventories consisted of the following:

                                               As of September 30,
                                       -------------------------------------
                                             1996                1997
                                       ------------------  -----------------

Raw materials                                 $4,964,917         $6,513,379
Work-in-process                                2,680,123            672,247
                                       ------------------  -----------------
                Total                         $7,645,040         $7,185,626
                                       ==================  =================

NOTE 5.  PROPERTY AND EQUIPMENT

        Major classes of property and equipment are summarized below:

                                                   As of September 30,
                                       -------------------------------------
                                               1996               1997
                                       ------------------ ------------------

Equipment                                    $11,748,577        $19,190,770
Equipment under capital lease                          -             98,623
Furniture and fixtures                         1,650,488          2,300,146
Leasehold improvements                         2,147,034          6,085,256
                                       ------------------ ------------------
                                              15,546,099         27,674,795
Less: accumulated depreciation and
amortization                                  (7,749,267)       (10,876,962)
                                       ------------------ ------------------
                Total                         $7,796,832        $16,797,833
                                       ================== ==================

     At September 30, 1997, minimum future lease payments due under the capital leases are as follows:

Period ending September 30,
     1998                                                          $27,480
     1999                                                           27,480
     2000                                                           27,480
     2001                                                           27,480
     2002 and thereafter                                            18,320
                                                         ------------------

Total minimum lease payments                                       128,240

Less: amount representing interest
(imputed interest rate of 14.4%)                                   (35,340)
                                                         ------------------

Net minimum lease payments                                          92,900

Less:  current portion                                             (15,030)
                                                         ------------------

Long-term portion                                                $  77,870
                                                         ==================

     The provisions for depreciation and amortization amounted to approximately $829,000, $1,743,000 and $3,148,000 for the years ended September 30, 1995, 1996 and 1997, respectively. Accumulated amortization on assets accounted for as capital lease amounted to approximately $5,000 as of September 30, 1997.

     Included in equipment above are ten systems and fourteen systems with a combined net book value of approximately $2,124,000 and $5,057,000 at September 30, 1996 and 1997, respectively. Such systems are utilized for the production of compound semiconductor wafers and package-ready devices for sale to third parties, systems demonstration purposes, system sales support, in-house materials applications, internal research and contract research funded by third parties.

NOTE 6.  ACCRUED EXPENSES

        Accrued expenses consisted of the following:

                                                 As of September 30,
                                        --------------------------------
                                               1996             1997
                                        ----------------  --------------

Accrued payroll, vacation and other
employee expenses                             $990,538      $1,659,428
Installation and warranty costs                562,231       1,411,120
Interest                                       269,315         272,445
Other                                          164,562         524,596
                                       ----------------  --------------

                Total                       $1,986,646      $3,867,589
                                       ================  ==============

NOTE 7.  LONG-TERM DEBT

     On March 31, 1997, the Company entered into a $10.0 million revolving loan agreement (the "Agreement"). The Agreement bears interest at the rate of Prime plus 50 basis points (9.0% at September 30, 1997) and has a revolving loan maturity date and expires on September 30, 1998. As of September 30, 1997, there were no amounts outstanding under this facility.

     On October 25, 1996, the Company entered into a $10.0 million demand note facility (the "Facility"). The Facility bore interest at the rate of LIBOR plus 75 basis points, had a term of one year and was due and payable on demand. The Facility was guaranteed by the Chairman of the Company's Board of Directors who provided collateral for the Facility. In December 1996, in return for guaranteeing the facility, the Company granted the Chairman 980,392 common stock purchase warrants at $10.20 per share which expire September 1, 2001. These warrants are exercisable after July 1, 1997, and are callable at the Company's option after December 1, 1997 at $0.85 per warrant. The Facility was terminated in conjunction with the Company's initial public offering.

     The Company assigned a value of $3,600,000 to the warrants issued to the guarantor. This valuation was based upon the Company's application of the Black-Scholes Option Pricing Model ("Black Scholes"). This value was accounted for as debt issuance cost and was amortized over the expected period that the facility was to be in place (four months).

     The Company utilized a portion of the proceeds from its initial public offering to pay down or discharge certain of its debts. The Company repaid the entire $8.0 million outstanding under its October 1996 Facility and $2.0 million was used to repay a portion of the Company's outstanding subordinated notes, due May 1, 2001. In connection with the discharge of the Company's subordinated notes, an extraordinary loss of $286,000 was recognized.

     On May 1, 1996, the Company issued subordinated notes (the "Subordinated Notes") in the amount of $9,500,000 to its existing shareholders, $1,000,000 of which were exchanged for notes receivable from officers and certain employees with identical payment and interest provisions. The Subordinated Notes are scheduled to mature on May 1, 2001, and have a stated interest rate of 6.0% which is payable semi-annually on May 1 and November 1. In addition, the noteholders were issued 2,328,432 common stock purchase warrants with an exercise price of $4.08 per share which expire on May 1, 2001. The warrants are exercisable after November 1, 1996, and are callable at the Company's option, after May 1, 1997, at $0.85 per warrant. The Company has the legal right of offset with respect to the notes receivable from officers and certain key employees, and it is their full intention to offset the corresponding notes receivable and payable upon maturity. As such, the Company reflected $848,000 of the officers' and employees' notes receivable as a contra liability, reducing the Company's Subordinated Notes balance. The remaining $152,000 note receivable has been reflected as a contra equity note receivable balance, representing the portion of the employee note receivable associated with common stock purchase warrants issued to such employees. The Company received cash proceeds of $8,500,000 in connection with this Subordinated Notes issuance.

     On September 1, 1996, the Company issued a subordinated note in the amount of $2,500,000 to the Company's then majority shareholder with terms identical to the Subordinated Notes issued on May 1, 1996. In addition, under the terms of this issuance, 245,098 common stock purchase warrants were issued to purchase common stock at $10.20 per share and which expire September 1, 2001. These warrants are exercisable after March 1, 1997, and are callable at the Company's option after September 1, 1997, at $0.85 per warrant.

     The Company assigned a value of $1,440,000 to the May 1, 1996 detachable warrants and $900,000 to the September 1, 1996 detachable warrants. These valuations were based upon the Company's application of Black Scholes and the Company's assessment of the underlying valuation factors, as well as an assessment of the terms of the Subordinated Notes. The carrying value of the Subordinated Notes will be subject to periodic accretions, using the interest method, in order for the carrying amount to equal the Company's obligation upon maturity. As a result, the May 1, 1996 and September 1, 1996 Subordinated Notes have an effective interest rate of approximately 9.3% and 15.0%, respectively. For the years ended September 30, 1997 and 1996, imputed warrant interest related to the subordinated notes amounted to $388,390 and $125,791, respectively.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     On November 16, 1992, the Company entered into a three-year lease agreement with a bank for 34,000 square feet of space in the building the Company presently occupies. On March 31, 1995, the agreement was renewed for 5 years for 49,000 square feet. In November 1996, the Company signed an agreement to occupy the remaining 26,000 square feet that it previously had not occupied.

     The Company leases certain equipment under non-cancelable operating leases.

     Facility and equipment rent expense amounted to approximately $292,000, $350,000 and $548,000 for the years ended September 30, 1995, 1996 and 1997, respectively.

     Future minimum rental payments under the Company's non-cancelable operating leases with an initial or remaining term of one year or more as of September 30, 1997 are as follows:

Period ending September 30,                 Operating
                                         ---------------

1998                                         $553,607
1999                                          549,281
2000                                          231,454
                                         ---------------

     Total minimum lease payments          $1,334,342
                                         ===============

     The Company is from time to time involved in litigation incidental to the conduct of its business. Management and its counsel believe that such pending litigation will not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

NOTE 9.  INCOME TAXES

     Income tax expense consists of the following:

                                                    Years ended September 30,
                                  --------------------------------------------------------------
                                         1995                  1996                 1997
                                  -------------------   -------------------  -------------------
Current:
     Federal                                 $70,000                 $   -            $ 113,000
     State                                    55,000                     -               24,000
                                  --------------------------------------------------------------
                                             125,000                     -              137,000
Deferred:
     Federal                                       -                     -                    -
     State                                         -                     -                    -
                                  -----------------------------------------  -------------------
              Total                        $ 125,000                  $  -            $ 137,000
                                  ===================   ===================  ===================

     The principal differences between the U.S. statutory and effective income tax rates were as follows:

                                                      Years ended September 30,
                                       ---------------------------------------------------------
                                             1995                1996                1997
                                       ------------------  -----------------   -----------------
US statutory income tax (benefit)
     expense rate                                  34.0%              (34.0)%             (34.0)%
Net operating loss carryforward                   (45.4)                  -                   -
Net operating loss not utilized                        -               27.7                 1.7
Expenses not yet deductible for
     tax purposes                                  11.4                 6.3                32.0
AMT and state taxes                                 7.6                  -                  2.9
                                       ------------------  -----------------   -----------------
          Effective tax rate                        7.6%                0.0%                2.6%
                                       ==================  =================   =================

        The components of the Company's net deferred taxes were as follows:

                                                                       Years ended September 30,
                                                               -------------------------------------------
                                                                        1996                  1997
                                                               ----------------------- -------------------
Deferred tax assets:
     Federal net operating loss carryforwards                        $      3,283,003    $      3,502,348
     Research credit carryforwards (state and federal)                        264,966             718,644
     Inventory reserves                                                       142,593             207,732
     Accounts receivable reserves                                             105,383             243,996
     Interest                                                                  84,022           1,461,389
     Accrued installation reserve                                             109,684             362,379
     Accrued warranty reserve                                                  81,475             158,202
     State net operating loss carryforwards                                   801,555             461,821
     Other                                                                     68,858             144,586
     Valuation reserve - federal                                           (4,048,583)         (5,583,217)
     Valuation reserve - state                                              (801,555)          (1,334,975)
                                                               ----------------------- -------------------
               Total deferred tax assets                                       91,401             342,905

Deferred tax liabilities:
     Fixed assets and intangibles                                            (91,401)            (342,905)
                                                               ----------------------- -------------------
               Total deferred tax liabilities                                (91,401)            (342,905)
                         Net deferred taxes                               $        -           $        -
                                                               ======================= ===================

     The Company has established a valuation reserve as it has not determined that it is more likely than not that the net deferred tax asset is realizable, based upon the Company's past earnings history.

     As of September 30, 1997, the Company has net operating loss carryforwards for regular tax purposes of approximately $7.6 million which expire in the years 2003 through 2012. The Company believes that the consummation of certain equity transactions and a significant change in the ownership during fiscal year 1995 has constituted a change in control under Section 382 of the Internal Revenue Code ("IRC"). Due to the change in control, the Company's ability to use its federal net operating loss carryovers and federal research credit carryovers to offset future income and income taxes, respectively, are subject to annual limitations under IRC Section 382 and 383.

NOTE 10.  STOCKHOLDERS' EQUITY

Reverse Stock Split

     On February 3, 1997, the Board of Directors approved a 3.4:1 reverse stock split of its Common Stock and approved a decrease in the number of shares of Common Stock authorized. All references in the accompanying financial statements to the number of Common Stock and per-share amounts have been restated to reflect the reverse split.

Common Stock Offering

     In March 1997, the Company completed an initial public offering of 2,500,000 shares of common stock at a price of $9.00 per share (the "Offering"), and upon the exercise of the Underwriter's overallotment option, 375,000 additional shares of common stock were also sold at $9.00 per share. The proceeds, net of commissions and certain expenses, to the Company from the offering were approximately $22.8 million. Prior to the Offering, there was no public market for the Company's common stock.

Preferred Stock

     In October 1994, the Company initiated a series of activities to reduce and convert its outstanding Class I, Class III and Class IV preferred stock into common stock. The Company offered the holders of 1,399,333 Class III preferred stock purchase warrants the right to convert such warrants into 528,450 shares (representing a reduced ratio of 1 to .38) of the Company's Class I preferred stock. All the warrant holders exercised such rights. This transaction increased the outstanding number of Class I preferred stock to 1,222,350 shares.

     In November 1994, in an effort to simplify its capital structure, the Company's Board of Directors and shareholders approved a capital restructuring plan (the "Plan"). Pursuant to this Plan, a newly formed and wholly-owned subsidiary of the Company was formed and merged with and into the Company. Under the Plan, shares of the Company's Class IV preferred stock were exchanged for shares of Class A senior convertible preferred stock at an exchange rate of 1.5 to 1.0. The shares of all other classes of preferred stock were exchanged into common stock at the following ratios; Class I preferred stock at 100 to 1.18 and Class III preferred stock at 100 to 2.94. In addition, the Company effected a reverse stock split of .29 for one hundred and retired its preferred treasury stock. Prior to this exchange, the Class I preferred stockholders were given the right to have their stock repurchased for $.09 per share. The holders of approximately 140,000 shares exercised this right, resulting in a stock repurchase amounting to $12,645.

     In August 1995, the outstanding shares of Class A senior convertible preferred stock were exchanged for shares of common stock on the basis of seven shares of common stock for each Class A security. This transaction reduced the classes of stock outstanding to common stock.

     As part of the August 1995 restructuring activities, holders of warrants to purchase common stock were allowed to exercise its warrants at $3.03 per share, resulting in the exercise of 30,588 warrants for aggregate cash consideration of $92,554.

     In January 1995, the holder of 15,000 warrants to purchase Class A senior convertible preferred stock exercised their rights by paying $0.67 per share, or $10,000. In August 1995, these 15,000 shares of Class A preferred stock were converted into 30,882 shares of common stock.

     The basis of all exchanges were approved by the Company's Board of Directors and its shareholders and reflected the priorities of the Class A securities upon liquidation and other factors.

     The following table summarizes the Company's preferred stock activities from October 1, 1994 through September 30, 1995:

                                                 (in thousands)
                                       Class I                    Class III            Class IV            Class A
                           ---------------------------------------------------------------------------------------------
                                   Preferred Stock             Preferred Stock      Preferred Stock      Preferred Stock
                           ---------------------------------------------------------------------------------------------
                             Shares     Amount   Discount    Shares        Amount  Shares    Amount   Shares     Amount
                           ------------------------------- ----------------------- -------- -------- ---------  --------
Balance at
  September 30, 1994           694    $  1,235    $ (934)     6,617     $ 15,091      882   $  882

Warrants exercised and
  conversions                  528                                                                       15   $     15

November 1994 preferred
  stock conversions
  into common stock
  and Class A
  preferred stock           (1,222)     (1,235)      934     (6,617)     (15,091)    (882)    (882)     1,324      882

August 1995 conversion
   of Class A preferred
   stock into common
   stock                                                                                               (1,339)    (897)
                           ---------- ---------- --------- ---------- ------------ -------- -------- --------- --------
Balance at
   September 30, 1995             -    $      -  $      -         -    $        -        -   $    -         -    $    -
                           ========== ========== ========= ========== ============ ======== ======== =========  ========


NOTE 11.  STOCK OPTIONS AND WARRANTS

     Stock Option Plan. In November 1994, the Company's Incentive Stock Option Plan, initiated in 1987, was eliminated. On June 5, 1995, the Company adopted the 1995 Incentive and Non-Statutory Stock Option Plan (the "Option Plan"). Under the terms of the Option Plan, options to acquire 323,529 shares of common stock may be granted to eligible employees, as defined, at no less than 100 percent of the fair market value on the date of grant. In March 1996, options to acquire an additional 323,530 shares of common stock were approved.

     Certain options under the Option Plan are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

     During fiscal 1997, options with respect to 182,700 shares were granted at exercise prices ranging from $10.20 to $24.75 per share.

     Stock options granted generally vest over three to five years and are exercisable over a ten year period. As of September 30, 1995, 1996 and 1997, options with respect to 100,382, 162,764 and 199,368 shares were exercisable, respectively.

        The following table summarized the activity under the plan:

                                                                                                         Weighted
                                                                                                          Average
                                                                                         Shares       Exercise Price
                                                                                         ------       --------------
Outstanding as of September 30, 1994                                                     32,794             $3.03
        Granted                                                                         281,470              3.03
        Exercised                                                                             -                 -
        Canceled                                                                       (32,794)              3.03
                                                                                ---------------   ---------------
Outstanding as of September 30, 1995                                                    281,470             $3.03
        Granted                                                                          57,942              6.04
        Exercised                                                                             -                 -
        Canceled                                                                              -                 -
                                                                                ---------------      ------------
Outstanding as of September 30, 1996                                                    339,412             $3.54
        Granted                                                                         182,700             11.06
        Exercised                                                                      (42,165)              3.17
        Canceled                                                                        (4,475)              3.08
                                                                                ---------------      ------------
Outstanding as of September 30, 1997                                                    475,472             $6.47
                                                                                ===============      ============

At September 30, 1997, stock options outstanding were as follows:


                Exercise                        Options      Weighted Average Remaining           Exercisable
                 Prices                       Outstanding     Contractual Life (Years)              Options
                 ------                       -----------     ------------------------              -------
                $3.03                           243,775                7.96                         175,598
                 4.08                            29,703                8.51                          16,002
                10.20                           177,994                9.17                           7,768
                16.25                            22,500                9.65                               -
                24.75                             1,500                9.84                               -

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 establishes financial and reporting standards for stock based compensation plans. The Company has adopted the disclosure only provisions of this standard and has elected to continue to apply the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had the Company elected to recognize compensation expense for stock options based on the fair value at the grant dates of awards, net loss and net loss per share would have been as follows:



                                                               Years ended September 30,
                                                   ----------------------------------------------
                                                             1996                    1997
                                                   -----------------------   --------------------

Loss before extraordinary item
     As reported                                          $3,176,314             $5,333,772
     Pro forma                                            $3,169,741             $5,226,270

Loss before extraordinary item per share
     As reported                                               $0.72                 $ 1.06
     Pro forma                                                 $0.71                  $1.04

Net loss
     As reported                                          $3,176,314             $5,619,367
     Pro forma                                            $3,169,741             $5,511,865

Net loss per share
     As reported
                                                               $0.72                 $ 1.12
     Pro forma                                                 $0.71                  $1.09

     The weighted average fair value of the Company's stock options was calculated using Black-Scholes with the following weighted-average assumptions used for grants in fiscal 1997: No dividend yield; expected volatility of 0% prior to the Company's initial public offering and 60% thereafter; a risk-free interest rate of 6.04%, expected lives of 5 years. The weighted average fair value of options granted during the years ended September 30, 1996 and 1997 is $1.02 and $3.82 per share, respectively. Stock options granted by the Company prior to its initial public offering were valued using the minimum value method under FASB No. 123.

Warrants

        Set forth below is a summary of the Company's outstanding warrants at September 30, 1997:

                        Exercise                              Expiration
  Security               Price          Warrants                 Date
  --------               -----          --------                 ----

Common Stock             $4.08          2,236,661            May 1, 2001
Common Stock            $10.20          1,225,490          September 1, 2001


NOTE 12.  RELATED PARTIES

     In May 1995, 52% of the Company's outstanding shares of Common Stock were purchased by Jesup & Lamont Merchant Partners, L.L.C. ("JLMP"). Prior to May 12, 1997, a majority of the Company's then six directors were members of JLMP. On May 12, 1997, JLMP distributed all of its shares of the Company to the individual members of JLMP. As of September 30, 1997, the former members of JLMP had an ownership interest in the Company of approximately 28% based on common stock outstanding (not on a fully diluted basis). In May 1995, the Company entered into a consulting agreement (the "Agreement") with Jesup & Lamont Capital Markets, Inc. ("Jesup & Lamont") pursuant to which Jesup & Lamont agreed to provide financial advisory and employee services for the Company for one year. Total fees paid to Jesup & Lamont amounted to approximately $241,697 and $288,385 for the fiscal years ended September 30, 1995 and 1996, respectively.
No fees were paid to Jesup & Lamont during the fiscal year ended September 30, 1997.

     In December 1996, the Company's chairman and chief executive officer retired. The Company entered into a consulting agreement with him for a term of two years and will provide compensation of $250,000 per annum. In addition, the Company has also forgiven $115,300 of his indebtedness to the Company and had agreed to extend the period for the exercise of his vested stock options through March 1997 and accordingly he exercised all 26,471 vested shares.

     In fiscal 1997, the Company entered into a non-exclusive and non-refundable technology licensing and royalty agreement with Uniroyal Technology Corporation ("UTC") for the process technology to develop and manufacture high brightness light emitting diodes ("LEDs"). During Fiscal 1997, revenue associated with the UTC licensing agreement amounted to $2.5 million. UTC's Chairman and CEO is a member of EMCORE's Board of Directors and EMCORE's Chairman is on the Board of Directors of UTC. Over the next 12 to 36 months, the Company may realize up to $5.5 million in addtional license fees and related royalties in connection with these agreements. Additionally, the Company and a wholly-owned subsidiary of UTC have agreed in principle to form a venture in which the Company will have a minority interest, for the production and marketing of products related to this licensed technology. Subsequent to September 30, 1997, the Company's outstanding related party accounts receivable was paid in full and the payments under the terms of the licensing agreement are not refundable.

     The Chairman and CEO of Hakuto & Co. Ltd. ("Hakuto"), the Company's Asian distributor, is a member of the Company's Board of Directors and Hakuto is a minority shareholder of the Company. During the year ended September 30, 1997, sales made through Hakuto approximated $9.1 million.

NOTE 13.  EXPORT SALES

     The information below summarizes the Company's export sales by geographic area. The Company's export sales to the Far East and Europe are as follows:

                                            Far East              Europe               Total
                                            --------              ------               -----
Year ended September 30, 1995              $3,978,118           $2,546,301           $6,524,419
Year ended September 30, 1996               8,209,309            3,588,066           11,797,375
Year ended September 30, 1997              14,583,981            5,478,186           20,062,167

NOTE 14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          Operating                           Net (Loss)
                                                           (Loss)           Net (Loss)        Income Per
                                        Revenues           Income             Income            Share
                                        --------           ------             ------            -----
Fiscal Year 1996:
     December 31, 1995                $  4,255           $  (831)         $    (885)        $   (0.20)
     March 31, 1996                      6,014              (768)              (823)            (0.19)
     June 30, 1996                       7,727            (1,376)            (1,480)            (0.33)
     September 30, 1996                  9,783               221                 12              0.00

Fiscal Year 1997:
     December 31, 1996                $  8,591           $(2,585)          $ (3,798)        $   (0.86)
     March 31, 1997                     12,929               147             (3,150)            (0.82)
     June 30, 1997                      14,106               907                830              0.10
     September 30, 1997                 12,126               841                498              0.06

NOTE 15.  SUBSEQUENT EVENTS

Warrant Exercise:

     On December 3, 1997, the holders of 1.8 million common stock purchase warrants (with an exercise price of $4.08) exercised such warrants with the Company taking full recourse notes amounting to approximately $7.5 million in exchange for the issued Common Stock. In addition, the holders are required to provide collateral at a 2:1 coverage ratio. This collateral is presently held by the Company.

Acquisition:

     On December 5, 1997, the Company acquired all of the outstanding capital stock of MicroOptical Devices, Inc. ("MODE") in exchange for 1,461,866 shares of EMCORE common stock, 200,966 common stock purchase options (exercise prices ranging from $0.43 to $0.59), and 47,118 common stock purchase warrants
(exercise prices ranging from $4.32 to $5.92). The purchase price was approximately $32,829,000 including direct acquisition costs of approximately $500,000. The acquisition of MODE will be recorded using the purchase method of accounting. Accordingly, the results of operations of the acquired business and the fair values of the acquired tangible and intangible assets and assumed liabilities will be included in the Company financial statements as of the effective date. The preliminary allocation of the fair value of the net assets acquired is as follows:

Net tangible assets                                                   $707,000
Goodwill                                                             2,828,000
Purchased in process research and development                       29,294,000
                                                              -----------------
Total purchase price                                               $32,829,000
                                                              =================

     The amount allocated to purchased in-process research and development was determined through an independent valuation. Amounts allocated to purchased in-process research and development will be immediately written-off in the period the acquisition is recorded. Goodwill will be amortized over a period of three years.

     The following unaudited pro forma basis financial information reflects the combined results of operations of the Company and MODE, as if MODE had been acquired as of October 1, 1996. The summary includes the impact of certain adjustments, such as goodwill amortization and the number of shares outstanding.

                                                  (Unaudited)
                                         Year ended September 30, 1997
                       ---------------------------------------------------------

Revenue                                          $48,313,000
Net loss before extraordinary item                 8,769,000
Net loss                                           9,055,000
Net loss, per share                                    $1.35

     The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisition had occurred on October 1, 1996. In addition, unaudited pro forma results of operations are not intended to be a projection of future results that might be achieved from the combined entity. The foregoing pro forma results of operations does not reflect the non-recurring write-off of purchased in-process research and development.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of EMCORE Corporation:

     We have audited the accompanying balance sheet of EMCORE Corporation (the "Company") as of September 30, 1997 and 1996, the related statements of operations, shareholders' (deficit) equity and cash flows for each of the three years in the period ended September 30, 1997. We have also audited the financial statement Schedule listed in Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EMCORE Corporation as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                       Coopers  & Lybrand L.L.P.

Parsippany, New Jersey
November 3, 1997,
  except for note 15, as to
  which the date is
  December 5, 1997

         STATEMENT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders of
  EMCORE Corporation:

     Management has prepared and is responsible for the  consolidated  financial statements and related information in the Annual Report. The financial statements, which include amounts based on judgment, have been prepared in conformity with generally accepted accounting principles consistently applied.

     Management has developed, and in 1997 continued to strengthen, a system of internal accounting and other controls for the Company. Management believes these controls provide reasonable assurance that assets are safeguarded from loss or unauthorized use and that the company's financial records are a reliable basis for preparing the financial statements. Underlying the concept of reasonable assurance is the premise that the cost of control should not exceed the benefit derived.

     The Board of Directors, through its audit committee, is responsible for reviewing and monitoring the Company's financial reporting and accounting practices. The audit committee meets regularly with management and independent accountants - both separately and together. The independent accountants have free access to the audit committee to review the results of their audits, the adequacy of internal accounting controls and the quality of financial reporting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the Company's 1998 Proxy Statement which will be filed on or before January 28, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Company's 1998 Proxy Statement which will be filed on or before January 28, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Company's 1998 Proxy Statement which will be filed on or before January 28, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this term is incorporated herein by reference to the Company's 1998 Proxy Statement which will be filed on or before January 28, 1998.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

14(a)(1)       FINANCIAL STATEMENTS:

                                                                                                          Page
                                                                                                        Reference
        Included in Part II, Item 8 of this report:

        Balance sheets as of September 30, 1996 and 1997

        Statements of income for the years ended September 30, 1995, 1996 and 1997

        Statements of shareholders' equity for the years ended September 30, 1995, 1996 and 1997

        Statements of cash flows for the years ended September 30, 1995, 1996 and 1997

        Notes to financial statements

        Report of independent accountants

14(a)(2)       Financial Statement Schedule:

        Included in Part IV of this report:

        Schedule II - Valuation and qualifying accounts and reserves

        Other  schedules have been omitted since they are either not required or not applicable.

14(a)(3)       EXHIBITS

EXHIBIT NO.    DESCRIPTION

3.1  Restated   Certificate   of   Incorporation,   amended   February  3,  1997
     (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 6, 1997).

3.2  Amended By-Laws,  as amended January 11, 1989 (incorporated by reference to
     Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 6, 1997).

4.1 Specimen certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 24, 1997).

10.1 1995 Incentive and Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 6,
     1997).

10.2 1996 Amendment to Option Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 6, 1997).

10.3 Specimen  Incentive Stock Option  Agreement  (incorporated  by reference to
     Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 6, 1997).

10.4 Hakuto Distributorship Agreement (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 6, 1997).

10.5 Amendment to Lease for premises at 394 Elizabeth Avenue, Somerset, New Jersey 08873 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 6, 1997).

10.6 Registration Rights Agreement relating to September 1996 warrant issuance (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 6, 1997).

10.7 Registration Rights Agreement relating to December 1996 warrant issuance (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 6, 1997).

10.8 Form of 6% Subordinated Note Due May 1, 2001  (incorporated by reference to
     Exhibit 10.8 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 6, 1997).

10.9 Form of 6% Subordinated Note Due September 1, 2001 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 6,
     1997).

10.10 Form of $4.08 Warrant (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 6, 1997).

10.11 Form of $10.20 Warrant (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-18565)filed with the Commission on February 6, 1997).

10.12 Consulting Agreement dated December 6, 1996 between the Company and Norman
      E. Schumaker (incorporated by reference to Exhibit 10.14 to Amendment No.1 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 6, 1997).

10.13  Purchase  Order issued to the Company by General  Motors  Corporation  on
       November  17,  1996  (incorporated  by  reference  to  Exhibit  10.15  to
       Amendment No. 1 to the Registration Statement on Form S-1(File No. 333-18565) filed with the Commission on February 6, 1997). Confidential treatment has been requested by the Company with respect to portions of this document. Such portions are indicated by "[*] ".

10.14 Acquisition Agreement, dated as of December 5, 1997, between the Company and MicroOptical Devices, Inc. (incorporated by reference to Exhibit 2 to the Company's filing on Form 8-K, dated December 22, 1997).

11.1   Statement of Computation of Per Share Amounts.

23.1   Consent of Coopers & Lybrand L.L.P.

14(b)  Reports on Form 8-K: Form 8-K dated December 22, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Somerset, State of New Jersey, on December 24, 1997.

                              EMCORE CORPORATION


                              BY    /S/   REUBEN F. RICHARDS, JR.
                                    Name: Reuben F. Richards, Jr.
                                    TITLE: President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of EMCORE Corporation in the capacities indicated, on December 24, 1997.


            SIGNATURE                     TITLE
            ---------                     -----

/s/    THOMAS J. RUSSELL                  Chairman of the Board and Director
       Thomas J. Russell



/s/    REUBEN F. RICHARDS, JR.            President, Chief Executive Officer and Director
       Reuben F. Richards, Jr.              (Principal Executive Officer)



/s/    THOMAS G. WERTHAN                  Vice President, Chief Financial Officer, Secretary
       Thomas G. Werthan                    and Director (Principal Accounting and
                                            Financial Officer)



/s/    RICHARD A. STALL                   Director
       Richard A. Stall


/s/    HOWARD R. CURD                     Director
       Howard R. Curd



/s/    HOWARD F. CURD                     Director
       Howard F. Curd



/s/    ROBERT LOUIS-DREYFUS              Director
       Robert Louis-Dreyfus



/s/    HUGH H. FENWICK                   Director
       Hugh H. Fenwick



/s/    THOMAS E. CONSTANCE               Director
       Thomas E. Constance



/s/    SHIEGO TAKAYAMA                   Director
       Shiego Takayama

                                                                   Schedule II

                               EMCORE CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997

                                                                           Additions
                                                         Balance at        Charged to                          Balance
                                                        Beginning of       Costs and         Recoveries        at End of
                                                           Period           Expenses        (Deductions)        Period
                                                        --------------    -------------    ---------------    -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
---------------------------------------------------
Year Ended September 30, 1995                                 $68,101         $128,630         $(33,200)<F1>   $163,531
Year Ended September 30, 1997                                 309,949          515,000         (128,314)<F1>    696,635
Year Ended September 30, 1996                                 163,531          183,000          (36,582)<F1>    309,949

RESERVES FOR INVENTORY OBSOLESCENCE
---------------------------------------------------
Year Ended September 30, 1995                                 $99,621          $15,379                  -       $115,000
Year Ended September 30, 1997                                 220,000          120,000                  -        340,000
Year Ended September 30, 1996                                 115,000          105,000                  -        220,000

<F1>  Uncollectible accounts written off.