Form 10-Q
period 1997-12-31
EMCORE CORP
filed 1998-02-17
CIK 808326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Markone):

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________

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

                                 (732) 271-9090
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     The number of shares outstanding of the registrant's no par value common stock as of February 13, 1998 was 9,321,107.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                      1997            1996
                                                 --------------------------
Revenue                                             $12,357         $8,591

Cost of sales                                         6,376          6,724
                                                 --------------------------

Gross profit                                          5,981          1,867
                                                 --------------------------

Operating expenses:
  Selling, general and administrative                 3,074          2,202
  Research and development:
    Acquired in-process research & development       29,294
    Recurring research & development                  2,836          2,250
                                                 --------------------------
Total operating expenses                             35,204          4,452
                                                 --------------------------

Operating loss                                      (29,223)        (2,585)
                                                 --------------------------

Other expense:
  Stated interest expense                                70            197
  Imputed warrant interest expense, non-cash.            96          1,016
                                                 --------------------------
Total other expense                                     166          1,213
                                                 --------------------------

Net loss                                           ($29,389)       ($3,798)
                                                 ==========================

Earnings per common share -- basic                   ($4.15)        ($1.27)
                                                 ==========================

Earnings per common share -- diluted                 ($4.15)        ($0.86)
                                                 ==========================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                (UNAUDITED)
                                                                                DECEMBER 31,    SEPTEMBER 30,
                                                                                    1997            1997
                                                                                ------------    -------------
                                        ASSETS
Cash and cash equivalents                                                            $3,301           $3,653
Restricted cash                                                                         250              313
Accounts receivable, net of allowance for doubtful accounts
            of approximately $707 and $697 at December 31, 1997 and
            September 30, 1997, respectively                                          7,857            8,439
Accounts receivable, related party                                                    2,000            2,500
Inventories, net                                                                      9,168            7,186
Other current assets                                                                    482              120
                                                                                ------------    -------------
    Total current assets                                                             23,058           22,211

Property and equipment, net                                                          19,242           16,798
Other assets                                                                          3,839              454
                                                                                ------------    -------------
    Total assets                                                                    $46,139          $39,463
                                                                                ============    =============

                          LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $6,924           $4,050
    Accrued expenses                                                                  3,621            3,868
    Advanced billings                                                                 1,193            1,998
    Capital lease obligation, current portion                                           613               15
    Other current liabilities                                                            31              124
                                                                                ------------    -------------
     Total current liabilities                                                       12,382           10,055

Subordinated notes, net                                                               7,551            7,499
Capital lease obligation, net of current portion                                      1,252               78
                                                                                ------------    -------------
     Total liabilities                                                               21,185           17,632
                                                                                ------------    -------------

SHAREHOLDERS' EQUITY:
    Common stock, no par value,  23,529,411 shares authorized,
         9,319,287 shares issued and outstanding December 31, 1997,
         6,000,391 shares issued and outstanding September 30, 1997                  85,787           45,817
    Accumulated deficit                                                             (53,166)         (23,777)
    Notes receivable from warrant issuances and stock sales                          (7,667)            (209)
                                                                                ------------    -------------

    Total shareholders' equity                                                       24,954           21,831
                                                                                ------------    -------------

    Total liabilities and shareholders' equity                                      $46,139          $39,463
                                                                                ============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                   1997              1996
                                                                                 ---------         --------
OPERATING ACTIVITIES:
Net loss                                                                         ($29,389)         ($3,798)
                                                                                 ---------         --------
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
  Depreciation and amortization                                                     1,601            1,017
  Acquired in-process research and development, non-cash                           29,294
  Compensatory stock issuances                                                         88
  Provision for doubtful accounts                                                      10               60
  Detachable warrant accretion and valuation                                           97            3,716
  Provision for inventory valuation                                                    30               60
  Change in assets and liabilities:
    Accounts receivable                                                             1,191           (3,662)
    Inventories                                                                    (1,876)          (1,722)
    Costs in excess of billings on uncompleted contracts                             (146)             (38)
    Other current assets                                                             (194)              17
    Other assets                                                                      (93)          (2,891)
    Accounts payable                                                                2,851            1,065
    Accrued expenses                                                               (1,546)             269
    Advanced billings                                                                (806)           1,609
    Other current liabilities                                                         (93)             (12)
                                                                                 ---------         --------
Total adjustments                                                                  30,408             (512)
                                                                                 ---------         --------
  Net cash provided by (used in) operating activities                               1,019           (4,310)
                                                                                 ---------         --------
INVESTING ACTIVITIES:
Purchase of property, plant, and equipment                                         (1,627)          (1,156)
Acquisition, cash acquired                                                            193
Payments on restricted cash                                                            63
                                                                                 ---------         --------
  Net cash used in investing activities                                            (1,371)          (1,156)
                                                                                 ---------         --------
FINANCING ACTIVITIES:
Payments on notes payable and long-term debt                                          (50)
Proceeds from borrowings under demand note facility                                                  6,000
Net proceeds from stock options exercise                                               38
Proceeds from exercise of stock warrants                                               12
                                                                                 ---------         --------
  Net cash provided by financing activities                                             0            6,000
                                                                                 ---------         --------
Net (decrease) increase in cash and cash equivalents                                ($352)            $534
Cash and cash equivalents, beginning of year                                        3,653            1,367
                                                                                 ---------         --------
Cash and cash equivalents, end of year                                             $3,301           $1,901
                                                                                 =========         ========
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
  Cash paid during the period for interest                                           $398              $51
                                                                                 =========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                           SHAREHOLDERS'     TOTAL
                                                          COMMON STOCK       ACCUMULATED       NOTES      SHAREHOLDERS'
                                                      SHARES      AMOUNT       DEFICIT      RECEIVABLES      EQUITY
                                                     ------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1995                           2,994       $16,638     ($14,982)         ($146)        $1,510

Issuance of common stock purchase warrants                            2,340                                      2,340
Notes receivable due from shareholders in connection
   with issuance of detachable warrants                                                            (152)         (152)
Net loss                                                                          (3,176)                      (3,176)
                                                     ------------------------------------------------------------------
BALANCE OF SEPTEMBER 30, 1996                           2,994        18,978      (18,158)          (298)           522

Issuance of common stock purchase warrants                            3,601                                      3,601
Issuance of common stock in initial public offering,
   net of issuance cost of $3,110                       2,875        22,765                                     22,765
Issuance of common stock on exercise of warrants           94           384                                        384
Issuance of common stock on exercise of stock
   options                                                 35            54                                         54
Redemptions of notes receivable from shareholders                                                     32            32
Forgiveness of notes receivable from shareholder                                                      57            57
401(k) matching contribution                                2            35                                         35
Net loss                                                                          (5,619)                      (5,619)
                                                     ------------------------------------------------------------------
BALANCE OF SEPTEMBER 30, 1997                           6,000        45,817      (23,777)          (209)        21,831

Warrant exercise by conversion of sub-debt                 14            57                                         57
Warrant exercise in exchange for notes
   receivable                                           1,828         7,458                      (7,458)
Issuance of common stock in connection with
   the acquisition of MODE                              1,462        32,329                                     32,329
Compensatory stock issuances                                5            88                                         88
Stock option exercise                                      10            38                                         38
Net loss                                                                         (29,389)                     (29,389)
                                                     ------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997          (UNAUDITED)       9,319       $85,787     ($53,166)       ($7,667)        24,954
                                                     ==================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   INTERIM FINANCIAL INFORMATION

     The accompanying unaudited condensed consolidated financial statements of EMCORE Corporation (the "Company") reflect all adjustments considered necessary by management to present fairly the Company's consolidated financial position as of December 31, 1997 and December 31, 1996, and the consolidated results of operations and the consolidated cash flows for the quarters ended December 31, 1997, and December 31, 1996. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. The results of operations for the three months ended December 31, 1997, are not necessarily indicative of the results for the fiscal year ending September 30, 1998, or any future interim period.


NOTE 2.   ACQUISITION

     On December 5, 1997, the Company acquired all of the outstanding capital stock of MicroOptical Devices, Inc. ("MODE") in exchange for 1,461,866 shares of EMCORE common stock, 200,966 common stock purchase options (exercise prices ranging from $0.43 to $0.59), and 47,188 common stock purchase warrants
(exercise prices ranging from $4.32 to $5.92). The purchase price was approximately $32,829,000 including direct acquisition costs of approximately $500,000. The acquisition of MODE was recorded using the purchase method of accounting. Accordingly, the results of operations of the acquired business and the fair values of the acquired tangible and intangible assets and assumed liabilities are included in the Company financial statements as of the effective date. The allocation of the fair value of the net assets acquired is as follows:

        Net tangible assets                                             $707,000
        Goodwill                                                       2,828,000
        Acquired in-process research and development                  29,294,000
                                                                     -----------
        Total purchase price                                         $32,829,000
                                                                     ===========

     The amount allocated to acquired in-process research and development was determined through an independent valuation. Amounts allocated to acquired in-process research and development were immediately written off in the period of acquisition. Goodwill is being amortized over a period of three years.

     The following unaudited pro forma basis financial information reflects the combined results of operations of the Company and MODE (in thousands), as if MODE had been acquired as of October 1, 1996 and October 1, 1997. The summary includes the impact of certain adjustments, such as goodwill amortization and the number of shares outstanding.

                                             (Unaudited)          (Unaudited)
                                              Year ended         Quarter ended
                                          September 30, 1997   December 31, 1997
                                          ------------------   -----------------
     Revenue                                    $48,313            $12,457
     Net loss before extraordinary item           8,769                991
     Net loss                                     9,055                991
     Net loss, per share                          $1.35              $0.14


     The unaudited pro forma results of operations are not necessarily indicative of what actually would have occurred if the acquisition had occurred on October 1, 1996 or October 1, 1997. In addition, the unaudited pro forma results of operations are not intended to be a projection of future results that might be achieved from the combined entity. The foregoing pro forma results of operations does not reflect the non-recurring write-off of acquired in-process research and development.


NOTE 3.   DEBT

     On March 31, 1997, the Company entered into a $10.0 million revolving loan agreement (the "Agreement"). The Agreement bears interest at the rate of Prime plus 50 basis points, subject to periodic quarterly decreases, and has a revolving loan maturity date and expires on September 30, 1998. As of December 31, 1997, there were no borrowings under the Agreement, however, in January 1998, the Company borrowed $3.0 million at an interest rate of 8.25%.

NOTE 4.   INVENTORIES

     The components of inventories consisted of the following (in thousands):

                                    AS OF                      AS OF
                              DECEMBER 31, 1997          SEPTEMBER 30, 1997
                              -----------------          ------------------

      Raw materials                 7,494                      $6,514
      Work-in-progress              1,674                         672
                                   ------                      ------
      Total                        $9,168                      $7,186
                                   ======                      ======


NOTE 5.   EARNINGS PER SHARE

     Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the three month period ending December 31, 1997 and 1996, respectively.


                                            Three Months        Three Months
                                         Ended December 31,   Ended December 31,
                                                1997                 1996
                                         ------------------   ------------------
Net income ............................       ($29,389)             ($3,798)
                                              ========              =======
Earnings per common share - basic .....        ($ 4.15)              ($1.27)
                                               =======               ======
Earnings per common share - diluted ...        ($ 4.15)              ($0.86)
                                               =======               ======
Common Share - basic ..................          7,075                2,994
Effect of dilutive securities:
Stock options .........................           --                   --
Other .................................           --                  1,444
                                               -------               ------
Common shares - diluted ...............          7,075                4,438
                                               =======               ======


     Under the provisions of Securities and Exchange Commission Staff Bulletin No. 64 ("SAB" No. 64), common stock and common stock equivalents issued by the Company within one year or in contemplation of the Company's initial public offering (the "IPO") are treated as if they were outstanding for all periods presented prior to the Company's IPO. After the IPO is effective, the determination of common stock and equivalents has been determined on a basis consistent with APB Opinion No. 15, which states "outstanding options and warrants should be included in the EPS computation ONLY if they have a dilutive effect."


NOTE 6.   RELATED PARTIES

     In fiscal 1997, the Company entered into a non-exclusive and non-refundable technology licensing and royalty agreement with Uniroyal Technology Corporation ("UTC") for the process technology to develop and manufacture of high brightness light emitting diodes ("LEDs"). Effective January 1998, UTC's Chairman/CEO and his son resigned from the Company's Board of Directors.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     EMCORE,  founded  in 1984,  designs  and  develops  compound  semiconductor materials and process technology and is a leading manufacturer of production systems used to fabricate compound semiconductor wafers. Compound semiconductors are used in a broad range of applications in wireless communications, telecommunications, computers, and consumer and automotive electronics. The Company provides its customers, both in the US and internationally, with materials science expertise, process technology and compound semiconductor production systems that enable the manufacture of commercial volumes of high-performance electronic and optoelectronic devices. In response to the growing need of its customers to cost effectively get to market faster with higher volumes of new and improved high performance products, the Company has expanded its product offerings to include the design, development and production of compound semiconductor wafers and package-ready devices.

     On December 5, 1997, the Company purchased MicroOptical Devices, Inc. ("MODE"). MODE is one of the market leaders in the design and development of high-quality optical components and subsystems based on vertical cavity surface emitting laser ("VCSEL") technology, which offers superior performance at lower cost over conventional semiconductor laser technologies. MODE's microlasers and optical subsystems provide design, performance and significant cost advantages over their technical predecessors such as edge-emitting solid state lasers. Through the integration of VCSELs with leading OEM systems design, VCSELs are expected to provide enhanced performance benefits to market applications such as Internet access, onboard photonics, gigabit ethernet, local area networks, microarea networks, DVD and fiberoptic switching. MODE's Gigalase(TM) and Gigarray(TM) technology developments to date are currently being evaluated by a variety of domestic and international OEM customers in the areas of data communications, telecommunications, optical storage and sensing.

RESULTS OF OPERATIONS:

     REVENUES The Company's first quarter revenue increased 43.8% from $8.6 million for the quarter ended December 31, 1996, to $12.4 million for the quarter ended December 31, 1997. The revenue increase in the three month period was primarily attributable to the introduction of compound semiconductor wafers and package-ready devices into the Company's product lines, as well as payments related to a licensing agreement for product development technology. Revenues relating to systems and materials accounted for 54.4% and 45.6% for the three months ended December 31, 1997 and 1996, respectively. Systems revenue includes production systems, service and components. Materials revenues include wafers, devices and payments for product development technology under a licensing agreement. International sales accounted for approximately 44.2% and 64.3% of revenues for the three months ended December 31, 1997 and 1996, respectively.

     The Company believes that in the future its revenues and consequential results of operations in a quarterly period could be impacted by the timing of customer development projects and related purchase orders for the Company's varied products, new product announcements and releases by the Company, and economic conditions generally and the compound semiconductor industry environment specifically.

     COST OF SALES/GROSS PROFIT Cost of sales includes direct material and labor costs, allocated manufacturing and service overhead, and installation and warranty costs. Gross profit increased from 21.7% of revenue for the quarter ended December 31, 1996, to 48.4% of revenue for the quarter ended December 31, 1997. The gross profit percentage increase was primarily attributable to higher margins on materials related revenues.

     SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses increased by 39.6% from $2.2 million for the quarter ended December 31, 1996, to $3.1 million in the quarter ended December 31, 1997. The increase was largely due to increases in sales personnel headcount to support both domestic and foreign markets and general headcount additions to sustain the internal administrative support necessary for the Company's increased business, as well as higher variable expenses attributable to increased revenues. In addition, the Company recognized approximately $71,000 of goodwill amortization for the quarter in connection with the acquisition of MODE on December 5, 1997. As a percentage of revenue, selling, general and administrative expenses decreased from 25.6% for the first quarter of the prior year to 24.9% for the first quarter of the current year.

     RESEARCH AND DEVELOPMENT Research and development expenses increased significantly from $2.3 million in the quarter ended December 31, 1996, to $32.1 million in the quarter ended December 31, 1997. Of this amount, approximately $29.3 million pertained to the Company's December 5, 1997, one-time non-cash charge for acquired in-process research and development in connection with the purchase of MODE. Absent this non-recurring charge, research and development was $2.8 million, or a 26.0% increase over the first quarter of fiscal 1996. As a percentage of revenue, excluding the one-time non-cash charge for acquired in-process research and development, research and development expenses decreased from 26.2% for the first quarter of the prior year to 23.0% for the first quarter of the current year. To maintain growth and market leadership in epitaxial technology, the Company expects to continue to invest a significant amount of its resources in research and development.

     OPERATING INCOME (LOSS) Not including the operations of MODE acquired on December 5, 1997 nor the one-time non-cash charge of $29.3 million relating to the acquired research and development, operating profit increased $3.3 million from a loss of $2.6 million in the quarter ended December 31, 1996, to income of $0.7 million in the quarter ended December 31, 1997. Including MODE's operations from the date of acquisition and the $29.3 million charge, the Company's operating profit decreased $26.6 million from a loss of $2.6 million in the quarter ended December 31, 1996, to a loss of $29.2 million in the quarter ended December 31, 1997. The change in operating loss is primarily due to the purchase of MODE and corresponding one-time non-cash charge for acquired in-process research and development.

     OTHER EXPENSE During fiscal 1996, the Company issued detachable warrants along with subordinated notes to certain of its existing shareholders. In the first quarter of fiscal year 1997, the Company also issued detachable warrants in return for a $10.0 million demand note facility (the "Facility") guarantee by a director of the Company, affiliated with the Company's majority shareholder, who provided collateral for the Facility. The Company subsequently assigned a value to these detachable warrants using the Black-Scholes Option Pricing Model. The Company recorded the subordinated notes at a carrying value that is subject to periodic accretions, using the interest method, and reflected the Facility detachable option value as a debt issuance cost. The consequent expense of these warrant accretion amounts and the now terminated Facility debt issuance cost is charged to "Imputed warrant interest, non-cash," and amounted to $1.0 million and $91,000 for the quarters ended December 31, 1996 and December 31, 1997, respectively. As of December 31, 1996, the Company had borrowed $6.0 million under the Facility. This amount was repaid on March 31, 1997. The interest expense under the Facility resulted in higher stated interest expense for the quarter ended December 31, 1996.

     NET INCOME/LOSS Excluding the operations of MODE and the one-time charge of $29.3 million, net income increased $4.3 million from a net loss of $3.8 million in the quarter ended December 31, 1996, to net income of $0.5 million in the quarter ended December 31, 1997. Including MODE's operations from the date of acquisition and the $29.3 million charge, the Company's net loss increased $25.6 million from a loss of $3.8 million in the quarter ended December 31, 1996, to a loss of $29.4 million in the quarter ended December 31, 1997. This year-to-date loss increase was primarily attributable to the aforementioned write-off of acquired in-process research and development in connection with the acquisition of MODE on December 5, 1997.

BACKLOG

     The Company's order backlog decreased 6.7% from $23.8 million as of December 31, 1996, to $22.2 million as of December 31, 1997. The Company includes in backlog only customer purchase orders which have been accepted by the Company and for which shipment dates have been assigned within the 12 months to follow and research contracts that are in process or awarded. Wafer and device contract agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months with respect to wafers and 3 months with respect to devices. Some of these agreements currently extend over 12 months. The Company receives partial advance payments or irrevocable letters of credit on most production system orders and has never experienced an order cancellation. Although the Company has increased its capacity to meet continued increased production needs, there can be no assurance that the Company will be consistently able to increase its capacity to meet its scheduled needs.

     LIQUIDITY AND CAPITAL RESOURCES Cash and cash equivalents decreased by $352,000 from $3.7 million at September 30, 1997, to $3.3 million at December 31, 1997. For the three months ended December 31, 1997, net cash provided by operations amounted to $1.0 million, primarily due to the Company's increase in accounts payable and decrease in accounts receivable which was offset by the Company's net losses excluding one-time charges, increase in inventory, and decrease in accrued expenses and advanced billings. For the three months ended December 31, 1997, net cash used in investment activities amounted to $1.4 million due to purchase and manufacture of new equipment for the facilitation of the Company's wafer and package ready device product lines and clean room modifications and enhancements.

     On March 31, 1997, the Company entered into a $10.0 million revolving loan (the "Agreement"). The Agreement bears interest at the rate of Prime plus 50 basis points, subject to periodic quarterly decreases, and has a revolving loan maturity date and expires on September 30, 1998. As of December 31, 1997, there were no borrowings under the Agreement, however, in January 1998, the Company borrowed $3.0 million at an interest rate of 8.25%.

     The Company believes that its current liquidity, together with the Agreement, should be sufficient to meet its cash needs for working capital through fiscal 1998. However, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to raise funds through equity or debt offerings or obtain additional credit facilities if possible. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business financial conditions or operations.

     At December 31, 1997, the Company employed 307 full-time employees, up 50.5% from 204 as of December 31, 1996 and up 186.9% from the 107 employees at December 31, 1995. The increase in the number of employees since the end of 1995 is a direct result of the Company's increased manufacturing needs to meet the demand for its compound semiconductor production systems and materials. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

     OUTLOOK On December 5, 1997, the Company purchased MODE. MODE is one of the market leaders in the design and development of high-quality components and subsystems based on VCSEL technology, which is expected to offer superior performance and higher efficiency over conventional compound semiconductor technologies.

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

     The Company believes that VCSEL technology may address a number of technical bandwidth challenges applicable to the high-speed computing and communications markets, allowing optoelectronic applications to perform their functions at higher speeds with lower costs than traditional optoelectronic systems. The Company believes that with the acquisition of MODE, it will be well positioned to actively participate in the development of the next-generation optoelectronic laser market which is estimated to grow to one billion dollars by the year 2000.

     Under the terms of the agreement, the Company issued 1,461,866 shares of Common Stock, 200,966 common stock purchase options and 47,118 common stock purchase warrants in exchange of 100% of the outstanding capital stock of MODE. The acquisition purchase price amounted to approximately $32.8 million. The acquisition was recorded under the purchase method of accounting and a significant portion of the purchase price was taken as a one-time charge of approximately $29.3 million by the Company related to the write-off of acquired in-process research and development.

     Historically the Company has generated significant revenues from its TurboDisc(TM) product line from Asian customers. Continued economic and currency-related uncertainty in the region could impact the Company's future TurboDisc(TM) sales in this market.

     The Company believes it possess the technological "know how" to capitalize on all of these market opportunities. However, there can be no assurance that the Company will maintain sufficient growth in sales levels to support the associated labor, equipment and facility costs.

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS
     Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that reflect the Company's current expectations or beliefs concerning future results and events. The words "expects", "intends", "believes", "anticipates", "likely", "will", and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainities which could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, statements about future financial performance of the Company and MODE and the effect of the acquisition on the Company's business; continued acceptance of the Company's MOCVD technologies, as well as the market success of VCSEL technologies; the Company's ability to achieve and implement the planned enhancements of products and services on a timely and cost-effective basis and customer acceptance of those product introductions; product obsolescence due to advances in technology and shifts in market demand; competition and resulting price pressures; business conditions; economic and stock market conditions, particularly in the U.S., Europe and Japan, and their impact on sales of the Company's products and services; risks associated with foreign operations, including currency and political risks; and such other risk factors as may have been or may be included from time to time in the Company's reports filed with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits:
                     11 - Statement of Computation of Per Share Amounts 27 - Financial Data Schedule

(b) Reports on Form 8-K:
                        Form 8-K  dated  December  22,  1997
                        Form 8-K/A dated December 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EMCORE CORPORATION


Date: February 13, 1998            By: /s/ Reuben F. Richards, Jr.
                                      ---------------------------------
                                      Reuben F. Richards, Jr.
                                      President and Chief Executive Officer

Date: February 13, 1998            By: /s/ Thomas G. Werthan
                                      ---------------------------------
                                      Thomas G. Werthan
                                      Vice President, Finance and Administration

                                  EXHIBIT INDEX


EXHIBIT                     DESCRIPTION

11                          Statement of Computation of Per Share Amounts

27                          Financial Data Schedule