Form 10-Q
period 1998-03-31
EMCORE CORP
filed 1998-05-15
CIK 808326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one):

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

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

                  Yes:[X]                   No:[  ]

     As of May 7, 1998 there were 9,345,350 shares of the registrant's no par value common stock outstanding.

     This quarterly report of Form 10-Q contains 18 pages, of which this is page 1.

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)


                                                                   Three Months Ended                   Six Months Ended
                                                                        March 31,                          March 31,
                                                                  1998            1997                1998            1997
                                                             --------------------------------    -------------------------------
Revenue....................................................    $13,808         $12,929             $26,165         $21,520

Cost of sales..............................................      7,534           8,855              13,910          15,579
                                                            --------------------------------    -------------------------------

Gross profit...............................................     $6,274          $4,074             $12,255          $5,941
                                                            --------------------------------    -------------------------------

Operating expenses:
   Selling, general, and administrative....................     $2,901          $1,940              $5,708          $4,142
   Goodwill amortization...................................        284                                 355
   Research and development:
        One-time acquired in-process.......................                                         29,294
        Recurring..........................................      2,889           1,987               5,921           4,237
                                                            --------------------------------    -------------------------------
Total operating expenses...................................     $6,074          $3,927             $41,278          $8,379
                                                            --------------------------------    -------------------------------

Operating income (loss)....................................       $200            $147            ($29,023)        ($2,438)
                                                            --------------------------------    -------------------------------

Other expense:
  Stated interest expense, net.............................        $47            $249                $117            $445
  Imputed warrant interest expense, non-cash...............         96           2,792                 192
  Provision for income taxes...............................         20                                  20           3,809
                                                            --------------------------------    -------------------------------
Total other expense........................................       $163          $3,041                $329          $4,254
                                                            --------------------------------    -------------------------------

Income (loss) before extraordinary item....................        $37         ($2,894)           ($29,352)        ($6,692)
Extraordinary loss.........................................          -             256                                 256
                                                            --------------------------------    -------------------------------
Net income (loss)..........................................        $37         ($3,150)           ($29,352)        ($6,948)
                                                            ================================    ===============================

Per share data:
Income (loss) before extraordinary item....................      $0.00          ($0.76)             ($3.58)         ($1.62)
Extraordinary loss.........................................          -           (0.06)                  -           (0.06)
                                                            --------------------------------    -------------------------------
Net income (loss) per share................................      $0.00          ($0.82)             ($3.58)         ($1.68)
                                                            ================================    ===============================

Shares used in per share data calculations.................     10,548           3,825               8,189           4,127
                                                            ================================    ===============================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In Thousands)

                                                                                        At March 31,              At September 30,
                                                                                            1998                        1997
                                                                                        ------------              ----------------
ASSETS                                                                                   (unaudited)
  Cash and cash equivalents................................................                 $2,592                     $3,653
  Restricted cash..........................................................                    188                        313
  Accounts receivable, net of allowance for doubtful accounts of $616 and $697 at March 31, 1998 and
            September 30, 1997, respectively...............................                 11,197                      8,439
  Accounts receivable, related party.......................................                  2,500                      2,500
  Inventories, net.........................................................                  9,899                      7,186
  Other current assets.....................................................                    421                        120
                                                                             ----------------------      ---------------------
   Total current assets....................................................                $26,797                    $22,211.

Property and equipment, net................................................                 21,223                     16,798
Goodwill...................................................................                  3,025
Other assets...............................................................                    877                        454
                                                                             ----------------------      ---------------------
   Total assets............................................................                $51,922                    $39,463
                                                                             ======================      =====================

LIABILITIES & SHAREHOLDERS' EQUITY
    Accounts payable.......................................................                 $5,501                     $4,050
    Accrued expenses.......................................................                  3,897                      3,868
    Short-term debt........................................................                  7,950
    Advanced billings......................................................                     86                      1,998
    Capital lease obligations, current portion.............................                    624                         15
    Other current liabilities..............................................                     30                        124
                                                                             ----------------------      ---------------------
     Total current liabilities.............................................                $18,088                    $10,055

Subordinated debt..........................................................                  7,619                      7,499
Capital lease obligation, net of current portion..... .....................                  1,105                         78
                                                                             ----------------------      ---------------------
     Total liabilities.....................................................                $26,812                    $17,632
                                                                             ----------------------      ---------------------

Shareholders' Equity:
    Common stock, no par value, 23,529,411 shares authorized,
         9,336,498 shares issued and outstanding March 31, 1998,
         6,000,391 shares issued and outstanding September 30, 1997........                $85,907                    $45,817
    Accumulated deficit....................................................                (53,130)                   (23,777)
    Notes receivable from warrant issuances and stock sales................                 (7,667)                      (209)
                                                                             ----------------------      ---------------------

    Total shareholders' equity.............................................                $25,110                    $21,831
                                                                             ----------------------      ---------------------

      Total liabilities and shareholders' equity...........................                $51,922                    $39,463
                                                                             ======================      =====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                               Six Months Ended
                                                                                                   March 31,
                                                                                     --------------------------------------
                                                                                           1998                1997
                                                                                     -----------------   ------------------
Operating activities:
Net loss........................................................................             ($29,352)             ($6,948)
                                                                                     -----------------   ------------------
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation and amortization................................................                3,000                1,996
   Acquired in-process research and development, non-cash.......................               29,294
   Compensatory stock issuances.................................................                  170
   Provision for doubtful accounts..............................................                  (80)                  70
   Detachable warrant accretion and valuation...................................                  193                3,809
   Extraordinary loss on early debt extinguishment..............................                                       256
   Provision for inventory valuation............................................                   60                   60
   Change in assets and liabilities:
            Accounts receivable.................................................               (2,561)              (3,540)
            Inventories.........................................................               (2,637)              (2,320)
            Other current assets................................................                 (278)                 (90)
            Other assets........................................................                 (168)                 141
            Accounts payable....................................................                1,413                3,069
            Accrued expenses....................................................               (1,255)                 868
            Advanced billings...................................................               (1,912)               1,087
            Other current liabilities...........................................                  (94)                  31
                                                                                     -----------------   ------------------
Total adjustments...............................................................              $25,145               $5,437
                                                                                     -----------------   ------------------
    Net cash used in operating activities.......................................              ($4,207)             ($1,511)
                                                                                     -----------------   ------------------

Investing activities:
Purchase of property, plant, and equipment......................................               (4,996)              (6,935)
Acquisition, cash acquired......................................................                  193
Payments (Funding) of restricted cash...........................................                  125                 (438)
                                                                                     -----------------   ------------------
    Net cash used in investing activities.......................................              ($4,678)             ($7,373)
                                                                                     -----------------   ------------------

Financing activities:
Proceeds from short-term debt borrowings........................................                7,950                8,000
Payments on subordinated notes and short-term debt..............................                                   (10,000)
Net proceeds from public offering...............................................                                    22,765
Payments on capital lease obligations...........................................                 (187)
Reduction in subordinated debt and related notes
        receivable from shareholders............................................                                       210
Net proceeds from stock options exercise........................................                   42
Proceeds from exercise of stock warrants........................................                   19
                                                                                     -----------------   ------------------
    Net cash provided by financing activities...................................               $7,824              $20,975
                                                                                     -----------------   ------------------

Net (decrease) increase in cash and cash equivalents............................              ($1,061)             $12,091
Cash and cash equivalents, beginning............................................                3,653                1,367
                                                                                     -----------------   ------------------

Cash and cash equivalents, ending...............................................               $2,592              $13,458
                                                                                     =================   ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 from September 30, 1996, through March 31, 1998
                             (Amounts In Thousands)
                                   (Unaudited)

                                                                                                      Shareholders'     Total
                                                           Common Stock              Accumulated         Notes     Shareholders'
                                                        Shares        Amount           Deficit         Receivable      Equity
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1995..........................  2,994        $16,638         ($14,982)          ($146)        $1,510

Issuance of common stock purchase warrants.............                 2,340                                           2,340
Notes receivable due from shareholders in
  connection with issuance of detachable warrants......                                                   (152)          (152)
Net loss...............................................                                 (3,176)                        (3,176)
------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1996..........................  2,994        $18,978         ($18,158)          ($298)          $522

Issuance of common stock purchase warrants.............                 3,601                                           3,601
Issuance of common stock from initial public
  offering, net of issuance costs of $3,110............  2,875         22,765                                          22,765
Warrant exercise by conversion of sub-debt.............     94            384                                             384
Stock option exercise..................................     35             54                                              54
Redemption of notes receivable from shareholders.......                                                     32             32
Forgiveness of note receivable from shareholder........                                                     57             57
Compensatory stock issuances...........................      2             35                                              35
Net loss...............................................                                 (5,620)                        (5,620)
------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1997..........................  6,000        $45,817         ($23,778)          ($209)       $21,830

Warrant exercise by conversion of sub-debt.............     22             91                                              91
Warrant exercise in exchange for note receivable.......  1,828          7,458                          ($7,458)             -
Issuance of common stock in connection with
     the acquisition of MODE...........................  1,462         32,329                                          32,329
Compensatory stock issuances...........................     11            170                                             170
Stock option exercise..................................     13             42                                              42
Net loss...............................................                                (29,352)                       (29,352)
-----------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1998                 (unaudited)    9,336        $85,907         ($53,130)        ($7,667)       $25,110
=============================================================================================================================


EMCORE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements of EMCORE Corporation (the "Company") reflect all adjustments considered necessary by management to present fairly the Company's consolidated financial position as of March 31, 1998 and March 31, 1997, and the consolidated results of operations and the consolidated cash flows for the periods ended March 31, 1998, and March 31, 1997. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature unless otherwise noted. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results for the fiscal year ending September 30, 1998, or any future interim period.

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

Net tangible assets                                         $   707,000
Goodwill                                                      2,828,000
Acquired in-process research and development                 29,294,000
                                                           ------------
   Total purchase price                                     $32,829,000
                                                           ============

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

                                              (Unaudited)          (Unaudited)
                                              Year ended        Six months ended
                                          September 30, 1997     March 31, 1998
                                          ------------------    ----------------
Revenue                                        $48,313              $26,265
Net loss before extraordinary item               8,769                  954
Net loss                                         9,055                  954
Net loss, per share                              $1.35                $0.12

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

NOTE 3.  DEBT

On March 31, 1997, the Company entered into a $10.0 million revolving loan agreement (the "Agreement"). The Agreement bears interest at the rate of Prime plus 50 basis points, subject to periodic quarterly decreases, and has a revolving loan maturity date and expires on September 30, 1998. As of March 31, 1998, the Company had borrowed approximately $8.0 million at an interest rate of 8.25% under the Agreement.

NOTE 4.  INVENTORIES

The components of inventories consisted of the following (in thousands):
                                                 As of              As of
                                            March 31, 1998    September 30, 1997
                                            --------------    ------------------
Raw materials.........................          $9,413              $6,514
Work-in-process.......................             486                 672
Total.................................          $9,899              $7,186

NOTE 5.  EARNINGS PER SHARE

Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the three-month and six-month period ending March 31, 1998 and 1997, respectively.

                                                    Three Months                           Six Months
                                                   Ended March 31,                       Ended March 31,
                                                ---------------------                  ------------------
                                                1998             1997                  1998          1997
                                                ----             ----                  ----          ----
Net income (loss)............................    $37          ($3,150)             ($29,352)       ($6,948)
                                              =======         ========             =========       ========
Earnings per common share - basic............  $0.00           ($0.82)               ($3.58)        ($2.04)
                                              =======         ========             =========       ========
Earnings per common share - diluted..........  $0.00           ($0.82)               ($3.58)        ($1.68)
                                              =======         ========             =========       ========
Common Share - basic ........................  9,328            3,825                 8,189          3,405

Effect of dilutive securities:
Stock options and warrants...................  1,220                -                     -              -
Other........................................      -                -                     -            722
                                              -------         --------             ---------       --------
Common shares - diluted ..................... 10,548            3,825                 8,189          4,127
                                              =======         ========             =========       ========

Under the provisions of Securities and Exchange Commission Staff Bulletin No. 64 ("SAB" No. 64), common stock and common stock equivalents issued by the Company within one year or in contemplation of the Company's initial public offering (the "IPO") are treated as if they were outstanding for all periods presented prior to the Company's IPO. After the IPO is effective, the determination of common stock and equivalents has been determined on a basis consistent with FAS 128, which states "EPS shall not assume conversion exercise or contingent issuance of securities that would have an anti-dilutive effect on earnings per share."

NOTE 6.  RELATED PARTIES

In fiscal 1997, the Company entered into a non-exclusive and non-refundable technology licensing and royalty agreement with Uniroyal Technology Corporation ("UTC") for the process technology to develop and manufacture of high brightness light emitting diodes ("LEDs"). Effective January 1998, UTC's Chairman/CEO and his son resigned from the Company's Board of Directors.

During the quarter ended March 31, 1998, the Company executed a Memorandum of Understanding (the "Memorandum") to enter into an amended and restated distribution agreement with Hakuto Co., Ltd. ("Hakuto"), with respect to the distribution of certain EMCORE products in Japan and other Asian countries. The Memorandum sets forth the conditions for fees, commissions, and territories (both exclusive and non-exclusive) and contemplates the establishment of a product pricing strategy. Hakuto, whose CEO is a member of the Company's Board of Directors, has distributed the Company's Turbo-Disc products since 1988.

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

On December 5, 1997, the Company purchased MicroOptical Devices, Inc. ("MODE"). MODE is one of the market leaders in the design and development of high-quality optical components and subsystems based on vertical cavity surface emitting laser ("VCSEL") technology, which offers superior performance at lower cost over conventional semiconductor laser technologies. MODE's microlasers and optical subsystems provide design, performance and significant cost advantages over their technical predecessors such as edge-emitting solid state lasers. Through the integration of VCSELs with leading OEM systems design, VCSELs are expected to provide enhanced performance benefits to market applications such as Internet access, onboard photonics, gigabit ethernet, local area networks, microarea networks, DVD and fiberoptic switching. MODE's GigalaseTM and GigarrayTM technology developments to date are currently being evaluated by a variety of domestic and international OEM customers in the areas of data communications, telecommunications, optical storage and sensing.

RESULTS OF OPERATIONS:

REVENUES The Company's second quarter revenue increased 7.0% from $12.9 million for the quarter ended March 31, 1997, to $13.8 million for the quarter ended March 31, 1998. The revenue increase in the three month period was attributable to the increased revenue from the Company's materials-related product lines. Revenues relating to systems and materials-related products accounted for 55.8% and 44.2% for the three months ended March 31, 1998 and 80.0% and 20.0% for the three months ended March 31, 1997. Revenues relating to systems and materials-related products accounted for 55.2% and 44.8% for the six months ended March 31, 1998 and 86.0% and 14.0% for the six months ended March 31, 1997. Systems revenue includes production systems, service and components. Materials revenues include wafers, devices and payments for product development technology under licensing. International sales accounted for approximately 42.4% and 35.3% of revenues for the three months ended March 31, 1998 and 1997, respectively, and approximately 43.5% and 46.9% of revenues for the six months ended March 31, 1998 and 1997, respectively.

During Fiscal 1997, the Company expanded its product offerings to include epitaxial wafers and devices. Prior to this, most of the Company's revenues were derived from sales of its Turbo-DiscTM ("T-D") MOCVD equipment. With the economic downturn in the Asian markets, bookings of the Company's T-D equipment have decreased. Accordingly, revenues from equipment sales are expected to decrease during the next two quarters.

The Company believes that in the future, its systems and material-related revenues and, consequentially, its results of operations on a quarterly basis could be impacted by the timing of customer development projects and related purchase orders for the Company's varied products, new product announcements and releases by the Company, and global economic conditions, generally, and the compound semiconductor industry environment, specifically.

COST OF SALES/GROSS PROFIT Cost of sales includes direct material and labor costs, allocated manufacturing and service overhead, and installation and warranty costs. Gross profit increased from 31.5% of revenue for the quarter ended March 31, 1997, to 45.4% of revenue for the quarter ended March 31, 1998. The gross profit percentage increase was primarily attributable to higher margins on materials related revenues.

SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses increased by 49.5% from $1.9 million for the quarter ended March 31, 1997, to $2.9 million in the quarter ended March 31, 1998. The increase was largely due to increases in sales personnel headcount to support both domestic and foreign markets and general headcount additions to sustain the internal administrative support necessary for the Company's increased business, as well as higher variable expenses attributable to increased revenues. As a percentage of revenue, selling, general and administrative expenses increased from 15.0% for the second quarter of the prior year to 21.0% for the second quarter of the current year.

GOODWILL AMORTIZATION The Company recognized approximately $284,000 of goodwill amortization for the quarter ended March 31, 1998 in connection with the acquisition of MODE on December 5, 1997. The Company has approximately $3.0 million of Goodwill which will be fully amortized by October 31, 2000.

RESEARCH AND DEVELOPMENT Research and development expenses increased 45% from $2.0 million in the quarter ended March 31, 1997, to $2.9 million in the quarter ended March 31, 1998. As a percentage of revenue, recurring research and development expenses increased from 15.4% for the second quarter of the prior year to 20.9% for the second quarter of the current year. For the six months ended, March 31 1998, the $29.3 million one-time non-cash charge for acquired in-process research and development pertained to the Company's December 5, 1997 purchase of MODE. To maintain growth and market leadership in materials science technology, the Company expects to continue to invest a significant amount of its resources in research and development.

OPERATING INCOME (LOSS) Operating income increased 36.1% from $147,000 for the quarter ended March 31, 1997, to income of $200,000 for the quarter ended March 31, 1998. The change in operating income is primarily due to increased revenues and higher materials-related gross margins.

OTHER EXPENSE During fiscal 1996, the Company issued detachable warrants along with subordinated notes to certain of its existing shareholders. In the first quarter of fiscal year 1997, the Company also issued detachable warrants in return for a $10.0 million demand note facility (the "Facility") guarantee by a director of the Company, affiliated with the Company's majority shareholder, who provided collateral for the Facility. The Company subsequently assigned a value to these detachable warrants using the Black-Scholes Option Pricing Model. The Company recorded the subordinated notes at a carrying value that is subject to periodic accretions, using the interest method, and reflected the Facility detachable option value as a debt issuance cost. The consequent expense of these warrant accretion amounts and the now terminated Facility debt issuance cost is charged to "Imputed warrant interest, non-cash," and amounted to approximately $96,000 and $2.8 million for the quarters ended March 31, 1998 and March 31, 1997, respectively.

As of December 31, 1996, the Company had borrowed $6.0 million under the Facility which was repaid on March 31, 1997. The interest expense under the Facility resulted in higher stated interest expense for the quarter ended March 31, 1997. Additionally, the Company receives offsetting interest income from notes secured by stock pledge agreements from shareholders who exercised warrants in a cash-free transaction on December 2, 1997.

NET INCOME/LOSS Net income increased approximately $3.2 million from a net loss of $3.2 million in the quarter ended March 31, 1997, to net income of $37,000 for the quarter ended March 31, 1998. The year-to-date loss increased $22.5 million from $6.9 million for the six months ended 1997 to $29.4 million for 1998. This year-to-date loss increase was attributable to the $29.3 million write-off of acquired in-process research and development in connection with the acquisition of MODE on December 5, 1997.

BACKLOG:

The Company's order backlog decreased 33.1% from $21.8 million as of March 31, 1997, to $14.6 million as of March 31, 1998. The reason for this backlog downturn is the decrease in equipment orders, most of which appears to be a result of the economic slump in the Asian economy. The Company includes in backlog only customer purchase orders which have been accepted by the Company and for which shipment dates have been assigned within the 12 months to follow and research contracts that are in process or awarded. Wafer and device contract agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months with respect to wafers and 3 months with respect to devices. Some of these agreements currently extend over 12 months. The Company receives partial advance payments or irrevocable letters of credit on most production system orders and has never experienced an order cancellation. Although the Company has increased its capacity to meet continued increased production needs for epitaxial wafers and devices, there can be no assurance that the Company will be consistently able to increase its capacity to meet its scheduled needs.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents decreased by $1.1 million from $3.7 million at September 30, 1997, to $2.6 million at March 31, 1998. For the six months ended March 31, 1998, net cash used by operations amounted to $4.2 million, primarily due to the Company's increase in inventories and accounts receivable and decrease in advanced billings and accrued expenses, which was partially offset by the Company's net losses excluding one-time charges, non-cash depreciation and amortization charges, and its increase in accounts payable. The increase in accounts receivable at March 31, 1998, was due to the fact that most of the Company's equipment orders for the quarter were not shipped until late March. In April 1998, the Company's received approximately $8.4 million of these receivables.

For the six months ended March 31, 1998, net cash used in investment activities amounted to $4.7 million primarily due to purchase and manufacture of new equipment for the facilitation of the Company's wafer and package ready device product lines and clean room modifications and enhancements.

On March 31, 1997, the Company entered into a $10.0 million revolving loan (the "Agreement"). The Agreement bears interest at the rate of Prime plus 50 basis points, subject to periodic quarterly decreases, and has a revolving loan maturity date and expires on September 30, 1998. Net cash provided by financing activities for the six months ended March 31, 1998 amounted to $7.8 million, due to the Company's proceeds from borrowings under this Agreement. These borrowings bear interest at a rate of 8.25%.

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

At March 31, 1998, the Company employed 310 full-time employees, up 35.4% from 229 as of March 31, 1997 and up 123.0% from the 139 employees at March 31, 1996. The increase in the number of employees since 1996 is a direct result of the Company's increased manufacturing needs to meet the demand for its compound semiconductor materials and, to a lesser extent, production systems. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

OUTLOOK:

Historically the Company has generated significant revenues from its TurboDiscTM ("T-D") product line from Asian customers. Continued economic and currency-related uncertainty in the region has impacted the Company's T-D sales in this market. Accordingly, T-D backlog has decreased significantly from the backlog at March 31, 1997. Shipments of T-D systems will continue to trend lower for the next two quarters versus 1997.

On December 5, 1997, the Company purchased MODE. MODE is one of the market leaders in the design and development of high-quality components and subsystems based on VCSEL technology, which is expected to offer superior performance and higher efficiency over conventional compound semiconductor technologies.

MODE's microlasers and optical subsystems provide design, performance and significant cost advantages over their technical predecessors such as edge-emitting solid state lasers. Through the integration of VCSELs with leading OEM systems design, VCSELs are expected to provide enhanced performance benefits to market applications such as Internet access, onboard photonics, gigabit ethernet, local area networks, microarea networks such as chip-to-chip and board-to-board applications, DVD and fiberoptic switching. MODE's GigalaseTM and GigarrayTM technology developments to date are currently being evaluated by a variety of domestic and international OEM customers in the areas of data communications, telecommunications, optical storage and sensing.

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

INFORMATION RELATING TO FORWARD LOOKING STATEMENTS:

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits:

     10   - Memorandum of  Understanding  dated as of March 31, 1998 between the
            Company and Hakuto & Co., Ltd. Confidential treatment has been requested by the Company for portions of this document. Such portions are indicated by "[*]".

     11   - Statement of Computation of Per Share Amounts

     27   - Financial Data Schedule

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EMCORE CORPORATION


Date:  May 12, 1998               By:/s/ Reuben F. Richards, Jr.
                                     ---------------------------------------
                                     Reuben F. Richards, Jr.
                                     President and Chief Executive Officer

Date:  May 12, 1998               By:/s/ Thomas G. Werthan
                                     ---------------------------------------
                                     Thomas G. Werthan
                                     Vice President, Finance and Administration

                                  EXHIBIT INDEX


Exhibit         Description
-------         -----------
 10             Memorandum of Understanding  dated as of March 31, 1998, between the Company and Hakuto & Co., Ltd. Confidential treatment has been requested by the Company for portions of this document.
                Such portions are indicated by "[*]".

 11 Statement of computation of per share amounts for the three and six months ended March 31, 1998.

 27             Financial Data Schedule