Form 10-Q
period 1998-06-30
EMCORE CORP
filed 1998-08-14
CIK 808326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
Mark one):
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

                         Commission File Number: 0-22175

                               EMCORE Corporation
             (Exact name of Registrant as specified in its charter)

                                   NEW JERSEY
         State or other jurisdiction of incorporation or organization)

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

        Yes:[X]                   No:[  ]

     As of August 7, 1998 there were 9,361,120 shares of the registrant's no par value common stock outstanding.

                  This quarterly report of Form 10- Q contains 17 pages, of which this is page 1.

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)


                                                                   Three Months Ended                   Nine Months Ended
                                                                        June 30,                            June 30,
                                                                   1998         1997                    1998        1997
                                                                -------------------------            ------------------------
Revenue                                                              $9,074      $14,106                 $35,239     $35,626

Cost of sales                                                         5,448        8,208                  19,358      23,787
                                                                -------------------------            ------------------------

Gross profit                                                         $3,626       $5,898                 $15,881     $11,839
                                                                -------------------------            ------------------------

Operating expenses:
  Selling, general, and administrative                               $4,596       $2,573                 $10,500      $6,715
  Goodwill amortization                                                 284                                  639
  Research and development:
    One-time acquired in-process                                                                          29,294
    Recurring                                                         5,887        2,418                  11,612       6,655
                                                                -------------------------            ------------------------
Total operating expenses                                            $10,767       $4,991                 $52,045     $13,370
                                                                -------------------------            ------------------------

Operating income (loss)                                            ($7,141)         $907               ($36,164)    ($1,531)
                                                                -------------------------            ------------------------

Other expense:
  Stated interest expense, net                                         $181         ($8)                    $298        $437
  Imputed warrant interest expense, non-cash                             94           85                     286       3,894
  Other expense                                                          30                                   50
                                                                -------------------------            ------------------------
Total other expense                                                    $305          $77                    $634      $4,331
                                                                -------------------------            ------------------------

Income (loss) before extraordinary item                            ($7,446)         $830               ($36,798)    ($5,862)
Extraordinary loss                                                                                                       256
                                                                          -            -
                                                                -------------------------            ------------------------
Net income (loss)                                                  ($7,446)         $830               ($36,798)    ($6,118)
                                                                =========================            ========================

Diluted per share data:
Income (loss) before extraordinary item                             ($0.80)        $0.10                 ($4.29)     ($1.38)
Extraordinary loss                                                                                                    (0.06)
                                                                          -            -                       -
                                                                -------------------------            ------------------------
Net income (loss) per share                                         ($0.80)        $0.10                 ($4.29)     ($1.44)
                                                                =========================            ========================

Shares used in per share data calculations                            9,349        8,502                   8,576       4,242
                                                                =========================            ========================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In Thousands)

                                                                                      At June 30,                 At September 30,
                                                                                         1998                           1997
                                                                                         ----                           ----
ASSETS                                                                               (unaudited)
Cash and cash equivalents                                                                       $1,429                    $3,653
Restricted cash                                                                                    125                       313
Accounts receivable, net of allowance for doubtful
  accounts of $1,829 and $697 at June 30, 1998 and
  September 30, 1997, respectively                                                              10,433                     8,439
Accounts receivable, related party                                                                 500                     2,500
Inventories, net                                                                                10,820                     7,186
Other current assets                                                                             1,147                       120
                                                                                 ----------------------  ------------------------
  Total current assets                                                                         $24,454                   $22,211

Property and equipment, net                                                                     25,911                    16,798
Goodwill                                                                                         2,740
Other assets                                                                                     1,745                       454
                                                                                 ----------------------  ------------------------
  Total assets                                                                                 $54,850                   $39,463
                                                                                 ======================  ========================

LIABILITIES & SHAREHOLDERS' EQUITY
  Accounts payable                                                                              $5,516                    $4,050
  Accrued expenses                                                                               3,606                     3,868
  Short-term debt                                                                                9,950
  Advanced billings                                                                              2,299                     1,998
  Capital lease obligations, current portion                                                       654                        15
  Other current liabilities                                                                        105                       124
                                                                                 ----------------------  ------------------------
  Total current liabilities                                                                    $22,130                   $10,055

Subordinated debt                                                                                7,713                     7,499
Long-term debt                                                                                   5,000
Capital lease obligation, net of current portion                                                   917                        78
                                                                                 ----------------------  ------------------------
  Total liabilities                                                                            $35,760                   $17,632
                                                                                 ----------------------  ------------------------

Shareholders' Equity:
Common stock,  no par value,  23,529,411  shares  authorized,
  9,359,620  shares issued and outstanding June 30, 1998,
  6,000,391 shares issued and outstanding September 30, 1997                                   $87,332                   $45,817
Accumulated deficit                                                                           (60,575)                  (23,777)
Notes receivable from warrant issuances and stock sales                                        (7,667)                     (209)
                                                                                 ----------------------  ------------------------

Total shareholders' equity                                                                     $19,090                   $21,831
                                                                                 ----------------------  ------------------------

Total liabilities and shareholders' equity                                                     $54,850                   $39,463
                                                                                 ======================  ========================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                                                                    Nine Months Ended
                                                                                                         June 30
                                                                                       ---------------------------------------------
                                                                                              1998                      1997
                                                                                       --------------------      -------------------
Operating activities:
Net loss                                                                                      ($36,798)                 ($6,118)
                                                                                       --------------------      -------------------
Adjustments  to  reconcile  net loss to net cash (used in) provided by operating activities
  Depreciation and amortization                                                                  5,069                    2,594
  Acquired in-process research and development, non-cash                                        29,294
  Compensatory stock issuances                                                                     254
  Provision for doubtful accounts                                                                1,220                      130
  Detachable warrant accretion and valuation                                                       286                    3,892
  Extraordinary loss on early debt extinguishment                                                                           256
  Provision for inventory valuation                                                                 90                       30
  Change in assets and liabilities:
    Accounts receivable                                                                         (1,095)                  (4,762)
    Inventories                                                                                 (3,588)                     635
    Other current assets                                                                          (131)                     (66)
    Other assets                                                                                  (261)                       8
    Accounts payable                                                                             1,443                     (756)
    Accrued expenses                                                                            (1,562)                     683
    Advanced billings                                                                              300                     (933)
    Other current liabilities                                                                      (19)                     205
                                                                                       --------------------      -------------------
Total adjustments                                                                              $31,300                   $1,916
                                                                                       --------------------      -------------------
  Net cash used in operating activities                                                        ($5,498)                 ($4,202)
                                                                                       --------------------      -------------------

Investing activities:
Purchase of property, plant, and equipment                                                     (11,805)                 (10,437)
Acquisition, cash acquired                                                                         193
Payments (Funding) of restricted cash                                                              188                     (375)
                                                                                       --------------------      -------------------
  Net cash used in investing activities                                                       ($11,424)                ($10,812)
                                                                                       --------------------      -------------------

Financing activities:
Proceeds from short-term debt borrowings                                                        14,950                    8,000
Payments on subordinated notes and short-term debt                                                                      (10,000)
Net proceeds from public offering                                                                                        22,765
Payments on capital lease obligations                                                             (344)
Reduction in subordinated debt and related notes
receivable from shareholders                                                                                                210
Net proceeds from stock options exercise                                                            69                        6
Proceeds from exercise of stock warrants                                                            23
                                                                                                                 -------------------
                                                                                       --------------------
Net cash provided by financing activities                                                      $14,698                  $20,981
                                                                                       --------------------      -------------------
Net (decrease) increase in cash and cash equivalents                                           ($2,224)                  $5,967
Cash and cash equivalents, beginning                                                             3,653                    1,367
                                                                                       ====================      ===================
Cash and cash equivalents, ending                                                               $1,429                   $7,334
                                                                                       ====================      ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                       for September 30, 1995 through 1997
                          and June 30, 1998 (unaudited)

                             (Amounts In Thousands)

                                                                                                         Shareholders'     Total
                                                                  Common Stock           Accumulated         Notes     Shareholders'
                                                              Shares       Amount          Deficit         Receivable      Equity
----------------------------------------------------------------------------------------------------------------------------------
                                                                          <c.
Balance at September 30, 1995                                2,994        $16,638         ($14,981)          ($146)        $1,511

Issuance of common stock purchase warrants                                  2,340                                           2,340
Notes receivable due from shareholders in
  connection with issuance of detachable warrants                                                             (152)          (152)
Net loss                                                                                    (3,176)                        (3,176)
----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1996                                2,994        $18,978         ($18,157)          ($298)          $523

Issuance of common stock purchase warrants                                  3,601                                           3,601
Issuance of common stock from initial public
  offering, net of issuance costs of $3,110                  2,875         22,765                                          22,765
Warrant exercise by conversion of sub-debt                      94            384                                             384
Stock option exercise                                           35             54                                              54
Redemption of notes receivable from shareholders                                                                32             32
Forgiveness of note receivable from shareholder                                                                 57             57
Compensatory stock issuances                                     2             35                                              35
Net loss                                                                                    (5,620)                        (5,620)
----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1997                                6,000        $45,817         ($23,777)          ($209)       $21,831

Warrant exercise by conversion of sub-debt                      24             95                                              95
Issuance of common stock purchase warrants                                  1,310                                           1,310
Warrant exercise in exchange for note receivable             1,828          7,458                          ($7,458)             -
Issuance of common stock in connection with
     the acquisition of MODE                                 1,462         32,329                                          32,329
Compensatory stock issuances                                    17            254                                             254
Stock option exercise                                           29             69                                              69
Net loss                                                                                   (36,797)                       (36,797)
----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998                      (unaudited)    9,360        $87,332         ($60,575)        ($7,667)       $19,090
=================================================================================================================================


EMCORE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL INFORMATION

     The accompanying unaudited condensed consolidated financial statements of EMCORE Corporation (the "Company") reflect all adjustments considered necessary by management to present fairly the Company's consolidated financial position as of June 30, 1998 and June 30, 1997, and the consolidated results of operations and the consolidated cash flows for the periods ended June 30, 1998 and June 30, 1997. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature unless otherwise noted. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results for the fiscal year ending September 30, 1998 or any future interim period.

NOTE 2.  ACQUISITION

     On December 5, 1997, the Company acquired all of the outstanding capital stock of MicroOptical Devices, Inc. ("MODE") in exchange for 1,461,866 shares of EMCORE common stock, 200,966 common stock purchase options (exercise prices ranging from $0.43 to $0.59), and 47,188 common stock purchase warrants
(exercise prices ranging from $4.32 to $5.92). The purchase price was approximately $32,829,000 including direct acquisition costs of approximately $500,000. The acquisition of MODE was recorded using the purchase method of accounting. Accordingly, the results of operations of the acquired business and the fair values of the acquired tangible and intangible assets and assumed liabilities are included in the Company's financial statements as of the effective date. The allocation of the fair value of the net assets acquired is as follows:

             Net tangible assets                                   $     707,000
             Goodwill                                                  2,828,000
             Acquired in-process research and development             29,294,000
                                                                      ----------
                 Total purchase price                                $32,829,000

     The amount allocated to acquired in-process research and development was determined through an independent valuation. Amounts allocated to acquired in-process research and development were immediately written off in the period of acquisition. Goodwill is being amortized over a period of three years.

     The following unaudited pro forma basis financial information reflects the combined results of operations of the Company and MODE, as if MODE had been acquired as of October 1, 1996 and October 1, 1997. The summary includes the impact of certain adjustments, such as goodwill amortization and the number of shares outstanding.


                                             (Unaudited)          (Unaudited)
(in thousands):                              Year ended        Nine months ended
                                         September 30, 1997      June 30, 1998
                                         ------------------      -------------
Revenue                                        $48,313              $35,339
Net loss before extraordinary item               8,769                8,402
Net loss                                         9,055                8,402
Net loss, per share                              $1.35                $0.98

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

NOTE 3.  DEBT

     On June 22, 1998, the Company entered into an $8.0 million revolving loan agreement with First Union National Bank (the "1998 Agreement"), which expires December 31, 1999. The 1998 Agreement bears interest at a rate equal to one-month LIBOR plus three-quarters of one percent per annum (6.41% at June 30, 1998). The 1998 Agreement is guaranteed by both the Company's Chairman and Chief Executive Officer. In exchange for guaranteeing the facility, the Chairman and the Chief Executive Officer were granted an aggregate of 284,684 common stock purchase warrants exercisable at $11.375 per share until May 1, 2001. These warrants are callable at the Company's option at $0.85 per warrant. As of June 30, 1998, the Company had borrowed approximately $5.0 million under the 1998 Agreement.

     The Company assigned a value of $1,310,000 to the warrants issued to the guarantors. This valuation was based upon the Company's application of the Black Scholes Option Pricing Model. This value is accounted for as debt issuance cost and will be amortized over the eighteen month life of the facility.

     On March 31, 1997, the Company entered into a $10.0 million revolving loan agreement (the "1997 Agreement"). The 1997 Agreement bears interest at the rate of prime plus 50 basis points (9.0% at June 30, 1998), subject to periodic quarterly decreases, and has a revolving loan maturity date and expires on September 30, 1998. As of June 30, 1998, the Company had borrowed approximately $10.0 million at an interest rate of 8.25% under the 1997 Agreement.

     As a result of the net loss for the quarter, the Company was not in compliance with the fixed charge coverage ratio covenant. The Company has received a waiver from the bank regarding this non-compliance.

NOTE 4.  WARRANT EXERCISE

     On December 3, 1997, the holders of 1.8 million common stock purchase warrants (with an exercise price of $4.08) exercised such warrants with the Company taking full recourse notes amounting to approximately $7.5 million in exchange for the issued Common Stock. In addition, the holders are required to provide collateral at a 2:1 coverage ratio.


NOTE 5.  INVENTORIES

        The components of inventories consisted of the following (in thousands):

                                      As of                        As of
                                  June 30, 1998             September 30, 1997
                                  -------------             ------------------
Raw materials                        $10,314                       $6,514
Work-in-process                          506                          672
                                   ---------                    ---------
Total                                $10,820                       $7,186
                                   =========                    =========


NOTE 6.  EARNINGS PER SHARE

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per share" ("SFAS No. 128") effective with its first quarter. Basic and diluted earnings per share calculated pursuant to SFAS No. 128 have been restated for all periods presented to give effect to the Securities and Exchange Commission's Staff Accounting Bulletin No. 98 which eliminated certain computational requirements of Staff Accounting Bulletin No. 64.

     Basic earnings per common share was calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net (loss) income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the three-month and nine-month periods ending June 30, 1998 and 1997, respectively.


                                                                    Three Months                           Nine Months
                                                                   Ended June 30,                         Ended June 30,
                                                                  ----------------                      ----------------
                                                                 1998             1997                  1998           1997
                                                               -------         -------              --------        -------
Net income (loss)                                             ($7,446)            $830              ($36,798)       ($6,118)
                                                              ========           =====              =========       ========

Earnings per common share - basic                             ($0.80)            $0.14                ($4.29)        ($1.44)
                                                              =======            =====                =======        =======

Earnings per common share - diluted                           ($0.80)            $0.10                ($4.29)        ($1.44)
                                                              =======            =====                =======        =======

Common Share - basic                                            9,349            5,915                 8,576          4,242

Effect of dilutive securities:
Stock options and warrants                                          -            2,587                     -              -
Other                                                               -                -                     -              -
                                                              -------            -----                ------         ------
Common shares - diluted                                         9,349            8,502                 8,576          4,242
                                                              =======            =====                ======         ======


     Reclassifications. Prior period balances have been reclassified to conform with the current period financial statement presentation.

NOTE 7.  RELATED PARTIES

     In fiscal 1997, the Company entered into a non-exclusive and non-refundable technology licensing and royalty agreement with Uniroyal Technology Corporation ("UTC") for the process technology to develop and manufacture of high brightness light emitting diodes ("LEDs"). Effective January 1998, UTC's chairman and chief executive officer and his son resigned from the Company's Board of Directors. During the nine months ended June 30, 1998, the Company recognized $2.5 million in revenue from UTC.

     During the quarter ended March 31, 1998, the Company executed a Memorandum of Understanding to enter into a distribution agreement with Hakuto & Co., Ltd. ("Hakuto"), with respect to the distribution of additional EMCORE products in Japan and other Asian countries. The agreement sets forth conditions for fees, commissions, territories - both exclusive and non-exclusive - and a product pricing strategy. Hakuto, whose chief executive officer is a member of the Company's Board of Directors, has distributed the Company's Turbo-Disc products since 1988.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

            Cautionary Statement Identifying Important Factors That Could Cause the Company's Actual Results to Differ From
                 Those Projected in Forward Looking Statements:


     In connection with the safe harbor provisions of the Private Securities Litigation Perform Act of 1995, readers of this document are advised that it contains both statements of historical facts and forward looking statements.

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that reflect the Company's current expectations or beliefs concerning future results and events. The words "expects," "intends," "believes," "anticipates," "likely," "will," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, statements about future financial performance of the Company and MODE and the effect of the acquisition on the Company's business; continued acceptance of the Company's MOCVD technologies, as well as the market success of VCSEL technologies; the Company's ability to achieve and implement the planned enhancements of products and services on a timely and cost effective basis and customer acceptance of those product introductions; product obsolescence due to advances in technology and shifts in market demand; competition and resulting price pressures; business conditions; economic and stock market conditions, particularly in the U.S., Europe and Japan, and their impact on sales of the company's products and services; risks associated with foreign operations, including currency and political risks; and such other risk factors as may have been or may be included from time to time in the Company's reports filed with the Securities and Exchange Commission.

OVERVIEW

     EMCORE,  founded  in 1984,  designs  and  develops  compound  semiconductor materials and process technology and is a leading manufacturer of production systems used to fabricate compound semiconductor wafers. Compound semiconductors are used in a broad range of applications in wireless communications, telecommunications, computers, and consumer and automotive electronics. The Company provides its customers, both in the US and internationally, with materials science expertise, process technology and compound semiconductor productions systems that enable the manufacture of commercial volumes of high-performance electronic and optoelectronic devices. In response to the growing need of its customers to cost effectively get to market faster with higher volumes of new and improved high performance products, the Company has expanded its product offerings to include the design, development and production of compound semiconductor wafers and package-ready devices.

     The Company's product lines (systems/materials) differ significantly. Systems-related revenues include sales of Turbo-disc(TM) ("T-D") systems as well as components and services. The book to ship time period on systems is approximately 4-6 months, while the average selling price is in excess of $1 million. Materials revenues include wafers, devices and product development technology. The sales cycle is generally shorter than systems and average selling prices vary significantly based on the products. Historically, the Company generates a higher gross profit on their materials related product lines.

     As part of the Company's expanded product offerings, on December 5, 1997, the Company purchased MODE. MODE is one of the market leaders in the design and development of high-quality optical components and subsystems based on vertical cavity surface emitting laser ("VCSEL") technology, which offers superior performance at lower cost over conventional semiconductor laser technologies. MODE's microlasers and optical subsystems provide design, performance and significant cost advantages over their technical predecessors such as edge-emitting solid state lasers. Through the integration of VCSELs with leading OEM systems design, VCSELs are expected to provide enhanced performance benefits to market applications such as Internet access, onboard photonics, gigabit ethernet, local area networks, microarea networks, DVD and fiberoptic switching. MODE's Gigalese(TM) and Gigaray(TM) technology developments to date are currently being evaluated by a variety of domestic and international OEM customers in the areas of data communications, telecommunications, telecommunications, optical storage and sensing.

     As part of the acquisition, the Company incurred a one-time in-process R&D writeoff of $29.2 million which is reflected in the accompanying financial statements. The Company also recorded goodwill of approximately $3.2 million. This is being charged against operations over a 3 year period, and will therefore, impact financial performance through December 2000.

RESULTS OF OPERATIONS:

     REVENUES The Company's third quarter revenue decreased 35.5% from $14.1 million for the quarter ended June 30, 1997, to $9.1 million for the quarter ended June 30, 1998. The revenue decrease in the three-month period was attributable to the decreased revenue from both the Company's system-related and materials-related product lines. Revenues from the system-related product lines were impacted by the capital equipment market slow-down, particularly the economic downturn in the Asian economy. Whereas revenues in the materials-related product lines were impacted primarily by the General Motors strike. Revenues relating to systems- and materials-related products accounted for 63.7% and 36.3% for the three months ended June 30, 1998, and 71.9% and 28.1% for the three months ended June 30, 1997. The product mix in favor of materials-related products has had a beneficial impact on the Company's gross margin. Revenues relating to systems- and materials-related products accounted for 57.4% and 42.6% for the nine months ended June 30, 1998, and 80.4% and 19.6% for the nine months ended June 30, 1997. Systems revenues include production systems, service and components. Materials revenues include wafers, devices and product development technology licensing. International sales accounted for 48.0% for the quarter ended and 44.3% for the nine months ended June 30, 1998.

     During Fiscal 1997, the Company expanded its product offerings to include epitaxial wafers and devices. Prior to this, most of the Company's revenues were derived from sales of its T-D MOCVD equipment. With the economic downturn in the Asian market, sales of the Company's T-D equipment have decreased during the first nine months of fiscal 1998 to $15.6 million, a decrease of $10.9 million from the same period of fiscal 1997.

     COST OF SALES/GROSS PROFIT Cost of sales includes direct material and labor costs, allocated manufacturing and service overhead, and installation and warranty costs. Gross profit decreased from 41.8% of revenue for the quarter ended June 30, 1997, to 40.0% of revenue for the quarter ended June 30, 1998. The gross profit percentage was negatively affected by the General Motors strike and underabsorbed overhead due to lower revenue volumes. For the nine months ended June 30, 1998, gross profit increased to 45.1% from 33.2% in the comparable period in 1997. The increase was primarily attributable to a shift in the Company's product mix to higher gross profit materials-related revenues.

     SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses increased by 76.9% from $2.6 million for the quarter ended June 30, 1997, to $4.6 million in the quarter ended June 30, 1998. A significant portion of the increase, $1.2 million or 60% was due to the Company reserving certain Asian accounts receivables during the quarter. During fiscal 1997, the Company sold equipment and process technology to a customer in Asia, and to date, $1 million, or 40% of the total purchase price remains outstanding. Accordingly, the Company has reserved for this potential non-payment. The remaining increase was largely due to increases in sales personnel headcount to support both domestic and foreign markets and general headcount additions to sustain the internal administrative support. As a percentage of revenue, selling, general and administrative expenses increased from 18.2% for the third quarter of the prior year to 50.7% for the third quarter of the current year.

     GOODWILL AMORTIZATION The Company recognized approximately $284,000 of goodwill amortization for the quarter ended June 30, 1998 in connection with the acquisition of MODE on December 5, 1997. As of June 30, 1998, the Company has approximately $2.7 million of goodwill remaining which will be fully amortized by October 31, 2000.

     RESEARCH AND DEVELOPMENT Research and development expenses increased 145.8% from $2.4 million in the quarter ended June 30, 1997, to $5.9 million in the quarter ended June 30, 1998. As a percentage of revenue, recurring research and development expenses increased from 17.1% for the third quarter of the prior year to 64.8% for the third quarter of the current year. During the nine months ended, June 30, 1998, the Company recognized a $29.3 million one-time non-cash charge for acquired in-process research and development relating to the Company's December 5, 1997 purchase of MODE. To maintain growth and to continue to pursue market leadership in materials science technology, the Company expects to continue to invest a significant amount of its resources in research and development, although below levels of the current quarter. The significant increase in recurring research and development during the quarter is related to various R&D projects the Company is working on, particularly advanced solar cells, sensor technology, HB-LED and VCSEL technology.

     OPERATING INCOME (LOSS) The Company reported operating income of $907,000 for the quarter ended June 30, 1997, as compared to a $7.1 million loss for the quarter ended June 30, 1998. The change in operating income is due to the loss of gross profit on decreased revenues, coupled with a higher fixed cost infrastructure to support those revenues. In addition, the Company's operating loss was impacted by the establishment of a bad debt reserve of $1.2 million taken during the current quarter, increased R&D spending, and the loss generated from the operations of MODE, a company acquired in December 1997.

     OTHER EXPENSE During fiscal 1996, the Company issued detachable warrants along with subordinated notes to certain of its existing shareholders. In the first quarter of fiscal year 1997, the Company also issued detachable warrants in return for a guarantee $10.0 million demand note facility (the "Facility") by the Chairman of the company, who provided collateral for the Facility. The Company subsequently assigned a value to these detachable warrants using the Black-Scholes Option Pricing Model. The Company recorded the subordinated notes at a carrying value that is subject to periodic accretions, using the interest method, and reflected the Facility's detachable warrant value as a debt issuance cost. The consequent expense of these warrant accretion amounts and the now terminated Facility debt issuance cost is charged to "Imputed warrant interest, non-cash" and amounted to approximately $85,000 and $94,000 for the quarters ended June 30, 1998 and June 30, 1997, respectively.

     For the quarter ended, June 30, 1998, stated interest expense, net increased by $189,000 to $181,000 due to additional borrowing and lower interest income. In the prior year, the Company was earning interest income on its initial public offering ("IPD") proceeds. For the nine months ended June 30, 1998, stated interest expense decreased $139,000 to $298,000 when compared to the prior year. The decrease reflects the interest earnings on the Company's IPO proceeds in March of 1997.

     NET INCOME/LOSS The Company reported net income of $830,000 for the quarter ended June 30, 1997, as compared to a $7.4 million loss for the quarter ended June 30, 1998. The year-to-date loss increased $30.7 million from $6.1 million for the nine months ended 1997 to $36.8 million for 1998. The increase in the year-to-date loss was attributable to the $29.3 million write-off of acquired in-process research and development in connection with the acquisition of MODE on December 5, 1997 combined with this quarter's results as explained above.

BACKLOG:

     The Company's order backlog decreased 1.3% from $22.8 million as of June 30, 1997 to $22.5 million as of June 30, 1998. However, since March 31, 1998, the backlog has increased $7.9 million, or 54.1%, from $14.6 million. The Company includes in backlog only customer purchase orders which have been accepted by the Company and for which shipment dates have been assigned within the 12 months to follow and research contracts that are in process or awarded. Wafer and device contract agreements extending longer than one year in duration are included in backlog only for the ensuring 12 months with respect to wafers and 3 months with respect to the General Motors devices. Some of these agreements currently extend over 12 months. The Company receives partial advance payments or irrevocable letters of credit on most production system orders. The Company has increased its capacity for epitaxial wafers and devices; however, there can be no assurance that the Company will be consistently able to meet its production needs, or obtain enough business to cover fixed costs.

YEAR 2000

     The Company has evaluated the effect on its information systems, primarily computer software programs, to properly recognize and process date-sensitive information related to the Year 2000 and has determined that it is substantially Year 2000 compliant. The Company is currently inquiring to determine whether its suppliers, distributors and other customers are Year 2000 compliant. Non-compliance by the Company's suppliers, distributors and other customers may cause significant disruption in the Company's operations due to problems with supplies of raw materials or difficulties in placing orders. There can be no assurance that the Company's suppliers, distributors and other customers will become Year 2000 compliant prior to January 1, 2000. Such non-compliance may have a material adverse effect on the Company's business, financial condition and results of operations. Because of the many uncertainties associated with Year 2000 compliance issues, and because the Company's assessment is necessarily based on information from third-party vendors, payors and suppliers, there can be no assurance that the Company's assessment is correct or as to the materiality or effect of any failure of such assessment to be correct.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents decreased by $2.3 million from $3.7 million at September 30, 1997, to $1.4 million at June 30, 1998. For the nine months ended June 30, 1998, net cash used by operations amounted to $5.5 million, primarily due to the Company's net losses excluding one-time charges, increase in inventories, and decrease in accrued expenses; which was partially offset by the Company's non-cash depreciation and amortization charges, and its increase in accounts payable.

     For the nine months ended June 30, 1998, net cash used in investment activities amounted to $11.4 million primarily due to the purchase and manufacture of new equipment for the facilitation of the Company's wafer and package ready device product lines and clean room modifications and enhancements, as well as its purchase of land and construction of a facility in Albuquerque, New Mexico.

     On March 31, 1997, the Company entered into the 1997 Agreement, a $10.0 million revolving loan. The agreement bears interest at the rate of prime plus 50 basis points (9.0% at June 30, 1998), subject to periodic quarterly decreases, and has a revolving loan maturity date and expires on September 30, 1998. On June 22, 1998, the Company entered into a $8.0 million revolving loan agreement with First Union National Bank, which expires December 31, 1999. The 1998 Agreement bears interest at a rate equal to one-month LIBOR plus three-quarters of one percent per annum (6.41% at June 30, 1998). As of June 30, 1998, the Company had borrowed approximately $10.0 million under the 1997 Agreement and approximately $5.0 million under the 1998 Agreement and had availability of $3.0 million under the 1998 Agreement. Net cash provided by financing activities for the nine months ended June 30, 1998 amounted to approximately $14.7 million, primarily due to the Company's proceeds from borrowings under these Agreements.

     The Company believes that its current liquidity, together with the Company's existing credit facilities, should be sufficient to meet its cash needs for working capital through fiscal 1998. However, if cash generated from operations continues to be insufficient to satisfy the Company's liquidity requirements, the Company may be required to raise funds through equity or debt offerings or obtain additional credit facilities if possible. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition or operations. The Company is in negotiations with several strategic partners in contemplation of a private placement of convertible preferred stock.

     At June 30, 1998, the Company employed 312 full-time employees, up 25.8% from 248 as of June 30, 1997 and up 69.6% from the 184 employees at June 30, 1996. The increase in the number of employees since 1996 is a direct result of the Company's increased manufacturing needs to meet the demand for its compound semiconductor materials and, to a lesser extent, production systems. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

OUTLOOK:

     Historically the Company has generated significant revenues from its TurboDiscTM ("T-D") product line from Asian customers. Continued economic and currency-related uncertainty in the region has impacted the Company's T-D sales in this market and may continue to do so until such uncertainties are addressed. Accordingly, T-D backlog has decreased from the backlog at June 30, 1997. However, total backlog is essentially the same as June 30, 1997; $22.8 million in 1998 vs. $22.5 million in 1997 due to an increase in materials-related bookings. The Company expects shipments of T-D systems will continue to trend lower when compared to comparable periods, for the next two quarters.

     On December 5, 1997, the Company purchased MODE. The Company believes MODE is one of the market leaders in the design and development of high-quality components and subsystems based on VCSEL technology, which is expected to offer superior performance and higher efficiency over conventional compound semiconductor technologies.

     MODE's microlasers and optical subsystems provide design, performance and significant cost advantages over their technical predecessors such as edge-emitting solid state lasers. Through the integration of VCSELs with leading OEM systems design, VCSELs are expected to provide enhanced performance benefits to market applications such as Internet access, onboard photonics, gigabit ethernet, local area networks, microarea networks such as chip-to-chip and board-to-board applications, DVD and fiberoptic switching. MODE's GigalaseTM and GigarayTM technology developments to date are currently being evaluated by a variety of domestic and international OEM customers in the areas of data communications, telecommunications, optical storage and sending.

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

     The  Company  has  initiated  efforts to develop  high  efficiency  gallium arsenide solar cells for use on communications satellites. High efficiency gallium arsenide based solar cells convert a higher percentage of light into energy and are more radiation resistant than silicon based solar cells. This allows satellite manufacture's to increase the useful life and payload capacities of their satellites.

     The Company believes it possesses the technological "know how" to capitalize on many of these market opportunities. However, there can be no assurance that the Company will maintain sufficient growth in sales levels to support the associated labor, equipment and facility cost.

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                  Not Applicable

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  Not Applicable

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OR SECURITY HOLDERS

                  Not Applicable

         ITEM 5.  OTHER INFORMATION

                  Not Applicable

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of Exhibits:
             27 - Financial Data Schedule

         (b) The Company filed a Currect Report on Form 8-K dated June 22,
             1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EMCORE CORPORATION


Date:    August 14, 1998        By:          /s/ Reuben F. Richards, Jr.
                                   -------------------------------------
                                               Reuben F. Richards, Jr.
                                        President and Chief Executive Officer

Date:    August 14, 1998        By:            /s/ Thomas G. Werthan
                                   -------------------------------------
                                                 Thomas G. Werthan
                                      Vice President, Finance and Administration

                                  EXHIBIT INDEX


              Exhibit                                Description
              -------                                -----------

               27                                    Financial Data Schedule