Form 10-K
period 1998-09-30
EMCORE CORP
filed 1998-12-29
CIK 808326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant as of December 23, 1998 was approximately $100,427,286 (based on the closing sale price of $18.25 per share).

The number of shares outstanding of the registrant's no par value common stock as of December 23, 1998 was 9,385,618.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before January 28, 1999) are incorporated by reference in Part III of this Form 10-K.

              CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
            THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER
              FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS:

        In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, readers of this document are advised that it contains both statements of historical facts and forward looking statements.

        This report includes forward-looking statements that reflect current expectations or beliefs of EMCORE Corporation concerning future results and events. The words "expects," "intends," "believes," "anticipates," "likely," "will," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, statements about future financial performance of the Company and the effect of the acquisition of MicroOptical Devices, Inc. ("MODE") on the Company's business; the uncertainty of additional funding; continued acceptance of the Company's MOCVD technologies, as well as the market success of microlaser VCSEL technologies; the Company's ability to achieve and implement the planned enhancements of products and services on a timely and cost effective basis and customer acceptance of those product introductions; product obsolescence due to advances in technology and shifts in market demand; competition and resulting price pressures; business conditions; economic and stock market conditions, particularly in the U.S., Europe and Japan, and their impact on sales of the company's products and services; risks associated with foreign operations, including currency and political risks; and such other risk factors as may have been or may be included from time to time in the Company's reports filed with the Securities and Exchange Commission.

PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

        EMCORE Corporation (together with its subsidiary, "EMCORE" or the "Company"), founded in 1984, designs and develops compound semiconductor materials and process technology and is a leading manufacturer of production systems used to fabricate compound semiconductor wafers. The Company provides its customers, both in the U.S. and internationally, with materials science expertise, process technology and compound semiconductor production systems that enable the manufacture of commercial volumes of high-performance electronic and optoelectronic devices. In 1996, in response to the growing need of its customers to cost effectively get to market faster with high volumes of new and improved high-performance products, the Company expanded its product offerings to include the design, development and production of compound semiconductor wafers and package-ready devices.

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

        Compound semiconductors have emerged as an enabling technology to meet the complex requirements of today's advanced information systems. Compound semiconductor devices can be used to perform individual functions as discrete devices, such as high-brightness light-emitting diodes ("HB LEDs"), lasers and solar cells, or can be combined into integrated circuits, such as transmitters, receivers and alpha-numeric displays. Many compound semiconductor materials have unique physical properties that allow electrons to move at least four times faster than through silicon-based devices. This higher electron mobility enables a compound semiconductor device to operate at much higher speeds than silicon devices with lower power consumption and less noise and distortion. In addition, unlike silicon-based devices, compound semiconductor devices have optoelectronic capabilities that enable them to emit and detect light. As a result, electronics manufacturers are increasingly integrating compound semiconductor devices into their products in order to achieve higher performance in a wide variety of applications, including satellite, fiberoptic and wireless communications, telecommunications, computers, and consumer and automotive electronics.

        Historically, developers of compound semiconductor devices have met capacity needs with in-house systems and technologies. However, the requirements for the production of commercial volumes of high-performance compound semiconductor devices have often exceeded the capabilities of such in-house solutions. The Company believes that wafers fabricated using metal organic chemical vapor deposition ("MOCVD") possess better uniformity, as well as better optical and electronic properties, than wafers fabricated by traditional methods. The Company believes that its proprietary TurboDiscTM MOCVD system provides a low cost of ownership and is the critical enabling process step in the volume manufacture of high-performance electronic and optoelectronic devices. The Company works closely with its customers in designing and developing materials processes to be used in production systems for its customers' end-use applications. The Company has sold more than 225 systems worldwide to a broad base of leading electronics manufacturers, including: Spectrolab, Inc. (a subsidiary of Hughes Electronics Company, "Hughes-Spectrolab"), General Motors Corp. ("General Motors"), Hewlett Packard Co., Honeywell, Inc., Lucent Technologies, Inc., Rockwell International Corp. ("Rockwell"), Samsung Co., Siemens AG, L.M. Ericsson AB, Texas Instruments Inc. and 13 of the largest electronics manufacturers in Japan.

        SATELLITE COMMUNICATIONS. Compound semiconductor solar cells are used to power satellites because they are more tolerant to radiation levels in space and have higher power-to-weight ratios than silicon-based solar cells, thereby increasing satellite life and payload capacity. Compound semiconductor devices are also used in ultra-high frequency satellite up-converters and down-converters to cost-effectively deliver information to fixed and mobile users over wide geographic areas. The Company is developing high efficiency gallium arsenide solar cells to increase satellite payload capacity and reduce launch weight.

        DATA COMMUNICATIONS. To accommodate the exponential growth in voice, data and video traffic resulting from the Internet and networking generally, telecommunications companies, data communications, switch and router companies and Internet service providers are relying on fiber optic networks utilizing high-speed switching technologies to increase transmission rates. New and emerging standards, including Gigabit Ethernet, asynchronous transfer mode ("ATM") and FibreChannel, provide a solid infrastructure for bringing fiber optics into these networks. As these standards are rapidly deployed in networks worldwide, the need for high-speed fiber optic technologies to support them grows proportionally. The Company supports these standards through its recently announced high speed vertical cavity surface-emitting laser ("VCSEL") components, arrays, and subassemblies developed to meet the needs of these and other demanding applications.

        TELECOMMUNICATIONS. The most common deployment of fiber optic equipment is currently in high capacity trunk lines for long distance and inter-exchange telecommunications. Long distance carriers continue to upgrade their networks to incorporate more and more fiber optic technology. The market for telecommunications will continue to expand as carriers convert copper interconnections to higher capacity fiber optic cable. In addition to extending and expanding the existing infrastructure, the trend is moving to higher and higher bit rate connections - from 2.5Gbs to 10Gbs, driving the need for greater sophistication in laser and compound semiconductor technology. The Company's in-depth material science expertise and its recently announced achievements in high speed microlasers allow the Company to offer fully integrated VCSEL component and array solutions in the industry and enable the development of 1300nm VCSELs, which will help make low cost, high performance broadband access and fiber-in-the-loop possible.

        WIRELESS COMMUNICATIONS. Compound semiconductor devices have multiple applications in wireless communication products, including cellular telephones, pagers, personal communication systems ("PCS") handsets, direct broadcast systems ("DBS") and global positioning systems. Compound semiconductor devices are used in high frequency transmitters, receivers and power amplifiers to increase capacity, improve signal to noise performance and lower power consumption, which in turn reduces network congestion, increases roaming range and extends battery life. In addition, HB LEDs are used in electronic displays on these products in order to reduce size, weight and power consumption and to improve display visibility.

        COMPUTERS AND PERIPHERALS. As computer manufacturers continue to integrate faster and faster microprocessors into their systems designs, the gap between the internal central processing unit ("CPU") speed and the external bus continues to grow. As this gap increases, computer suppliers are concerned less with processor speed, and more with overall system performance. Computer manufacturers are increasingly looking to compound semiconductor products and specifically to on board photonic interconnects to greatly enhance system performance. Several major computer and microprocessor manufacturers have expressed interest in integrating the Company's VCSEL technology into their next generation products.

        CONSUMER ELECTRONICS. Consumer electronics manufacturers are using compound semiconductor devices to improve the performance of many existing products and to develop new applications. For example, next generation compact disc players are utilizing shorter wavelength compound semiconductor lasers to read and record information on high density digital videodiscs ("DVDs") which store at least four times more information than a conventional compact disc. In addition, compound semiconductor devices are increasingly being used in advanced display technologies. Ultra-thin LED flat panel displays are being used in a variety of applications, including point-of-purchase displays and outdoor advertising with live-action billboards, and are being developed for use in laptop computers and flat panel television screens. Gallium nitride based HB LEDs are being developed for lighting applications that in the future may replace incandescent light bulbs.

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

         o Emergence of advanced consumer electronics applications, such as DVDs, flat panel displays and lighting; and,

         o Increasing use of high-performance electronic devices in automobiles.

THE EMCORE SOLUTION

        EMCORE provides its customers with materials science expertise, process technology and MOCVD production systems that enable the manufacture of commercial volumes of high-performance compound semiconductor wafers and devices. EMCORE believes that its proprietary TurboDiscTM deposition technology makes possible one of the most cost-effective production systems for the commercial volume manufacture of high-performance compound semiconductor wafers and devices. EMCORE is capitalizing on its technology base to address the critical need of electronics manufacturers to cost-effectively get to market faster with high volumes of new and improved high-performance products. EMCORE offers its customers a broad range of products and services and a vertically integrated product line which includes device design, materials and process development, MOCVD production systems, epitaxial wafers and package-ready devices. The Company believes that its knowledge base and materials science expertise uniquely position the Company to become a valuable source for a broad array of solutions for the compound semiconductor industry.

STRATEGY

        The Company believes that its close collaborations with its customers over the past fourteen years have contributed to its position in the MOCVD process technology and production systems market. The Company's objective is to capitalize on this position to become a leading supplier of compound semiconductor wafers and package-ready devices. The key elements of the Company's strategy include:

        PROVIDE COMPLETE COMPOUND SEMICONDUCTOR SOLUTIONS. The Company's vertically-integrated product offerings allow it to provide complete compound semiconductor solutions to a broad range of electronics manufacturers in order to meet their diverse technology requirements. The Company plans to capitalize on the growing need of electronics manufacturers to reach the market faster and more cost-efficiently with high volumes of end products. The Company assists its customers with device design, process development and optimal configuration of production systems. Moreover, the Company can also serve its customers as a reliable source for high-volume production of wafers or devices. Through its materials science expertise, process technology and commercial production systems, the Company intends to become an integral part of its customers' compound semiconductor product life cycle.

        FORM STRATEGIC RELATIONSHIPS WITH CUSTOMERS. By developing enabling technologies, the Company seeks to form strategic alliances with its customers in order to obtain long-term development and high volume production contracts. For example, the Company currently has a strategic relationship with General Motors under which it has developed and enhanced the device structure and production process for, and is manufacturing and shipping Magneto Resistive Sensors ("MR Sensors") products for use in General Motors' automotive applications. During fiscal 1998, the Company formed a joint venture with Uniroyal Technology Corporation ("UTC"), and in November 1998, it also formed joint ventures with Optek Technology, Inc. and Union Miniere Inc. Additionally, the Company has entered into strategic agreements with AMP Incorporated, Space Systems/Loral ("Loral") and Lockheed Martin Corporation. The Company intends to actively seek similar strategic relationships with other key customers in order to further expand its technological and production base.

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

STRATEGIC INITIATIVES

        Throughout fiscal 1998, the Company has taken steps or formed strategic relationships to take advantage of market opportunities. In December 1997, the Company acquired MicroOptical Devices, Inc. ("MODE"). At the date of acquisition, MODE (a development stage company) was substantially dedicated to the research and development of enabling compound semiconductor technologies. In February 1998, MODE announced its first commercial high speed laser (Gigalase(TM)) and thereafter commenced commercial volume shipments. Having achieved commercial product development, MODE now designs, develops and markets high-quality VCSEL optical components and subassemblies. The Company's technology is expected to enable significant performance and cost improvements in optoelectronic systems. VCSELs offer significant advantages over traditional, edge-emitting laser diodes, including: ultra high modulation rates, low power consumption, high coupling efficiencies and reduced complexity and cost of packaging. VCSELs represent a revolutionary approach to the fabrication of semiconductor lasers and enhance the performance and cost-effectiveness of communications equipment, computer systems and many other electronic systems using lasers. As a result, leading electronics systems manufacturers are integrating VCSELs into a broad array of end-market applications including Internet access, digital cross connect telecommunications switches, DVD, fiberoptic switching and routing, such as Gigabit Ethernet. In addition, VCSEL technology is being evaluated for incorporation into multi-layered printed circuit boards in order to greatly increase the speed at which on-board components interface. The Company believes that utilizing VCSELs for chip-to-chip and board-to-board data transfer will significantly reduce the performance gap between the frequency of the microprocessor and other components within computer systems.

        In addition to the MODE acquisition, the Company launched three joint ventures during the past twelve months. In July 1998, the Company formed and is a minority investor in Uniroyal Optoelectronics, LLC, a joint venture with UTC to manufacture, sell and distribute HB LEDs. The global demand for HB LEDs is experiencing rapid growth because LEDs have a long useful life (ten years) and consume far less power than incandescent/fluorescent lighting.

        In November 1998, the Company formed a joint venture with Optek Technology, Inc., a packager and distributor of optoelectronic devices including sensors, to market an expanded line of MR Sensors to the automotive and related industries. The "Emtek" joint venture combines the Company's strength in producing a package-ready die with Optek's strength in packaging and distribution thus enabling the Company to offer off-the-shelf products which should enhance market penetration.

        Also in November 1998, the Company formed a joint venture ("Umcore") in a partnership with Union Miniere Inc. to explore and develop alternate uses of germanium using the Company's material science and production platform expertise.

        In November 1998, the Company signed a four year Long Term Purchase Agreement (the "Long Term Purchase Agreement") with Loral, a wholly owned subsidiary of Loral Space & Communications. Under the Long Term Purchase Agreement, once EMCORE completes Loral's space qualification and test procedures, the Company will supply Loral with compound semiconductor high efficiency gallium arsenide solar cells for Loral's satellite requirements. Subject to the foregoing requirements, the Company received an initial purchase order for $5.25 million of solar cells.

        In September 1998, the Company entered into an agreement with Lockheed Martin Missiles and Space ("LMMS"), a strategic business unit of Lockheed Martin Corporation, for the technical management and support of a LMMS and Sandia National Laboratory ("Sandia") Cooperative Research and Development Agreement ("CRADA") for the advancement, transfer and commercialization of a new compound semiconductor high efficiency solar cell. Pursuant to this strategic agreement, (i) LMMS will grant the Company a sub-license for all CRADA related intellectual property developed on behalf of and in conjunction with LMMS and (ii) the Company and LMMS will jointly qualify and validate the high efficiency solar cells for operational satellite use. The Company has also received a $2.5 million contract under the U.S. Air Force's Broad Agency Announcement ("BAA") Program for the development of high efficiency advanced solar cells.

        In September 1998, the Company signed a four year purchase agreement with AMP Incorporated to provide high speed VCSELs. AMP Incorporated presently uses the Company's VCSEL's in transceivers for Gigabit Ethernet applications.

        In October 1998, the Company opened a new facility, EMCOREwest, in Sandia Science and Technology Park, Albuquerque, New Mexico. The Company plans a three-phase construction project which will allow the facility to expand from an initial 50,000 square feet in October 1998 to 70,000 square feet by 2002. Production of wafers and devices at EMCOREwest is scheduled to begin in the second calendar quarter of 1999. In connection with the construction of this facility, the City of Albuquerque has issued a $55 million Industrial Revenue Bond (the "IRB") to the Company, which provides the Company with New Mexico tax-exempt status on the property and the purchase of equipment and supplies. The Company estimates that total tax savings over the 20-year life of the bond will exceed $10.0 million. MODE also completed the build-out of its fabrications space in Albuquerque, New Mexico with an additional 20,000 square feet of cleanroom and test facilities.

RECENT DEVELOPMENTS

        On June 22, 1998, the Company entered into an $8.0 million revolving loan agreement (the "1998 Agreement") with First Union National Bank (the "Bank") which expires December 31, 1999. The 1998 Agreement bears interest at a rate equal to one-month LIBOR plus three quarters of one percent per annum (6.4% at September 30, 1998). The 1998 Agreement is guaranteed by the Company's Chairman and Chief Executive Officer. In exchange for guaranteeing the facility, the Chairman and the Chief Executive Officer were granted an aggregate of 284,684 common stock purchase warrants exercisable at $11.375 per share until May 1,

2001. These warrants are callable at the Company's option at $0.85 per warrant at such time as the Company's Common Stock has traded at or above 150% of the exercise price for a period of 30 days. The Company borrowed $5.0 million on June 22, 1998 and the remaining $3.0 million on July 10, 1998.

        On September 17, 1998, the Company borrowed $7.0 million from its Chairman. The loan bears interest at 9.75% per annum. In addition, on October 22, 1998 the Company borrowed an additional $1.5 million from its Chairman on identical terms. The entire sum of $8.5 million borrowed from the Chairman plus interest was repaid from the proceeds of the Private Placement (defined below).

        On November 30, 1998, the Company completed a private placement (the "Private Placement") of an aggregate of 1,550,000 shares of Series I Redeemable Convertible Preferred Stock (the "Series I Preferred Stock") to Hakuto Co., Ltd. ("Hakuto"), Union Miniere Inc. ("UMI") and UTC. The net proceeds to the Company from the Private Placement were approximately $21.2 million which has been used (i) to repay $8.5 million of debt, plus interest, to the Company's Chairman of the Board, Dr. Thomas Russell, (ii) to fund the Company's $5.0 million portion of a joint venture between the Company and UTC to develop and manufacture HB LEDs and (iii) to fund the Company's $600,000 portion of a research and development joint venture with UMI to develop alternative applications for germanium substrates. The remaining net proceeds from the Private Placement will be used to acquire capital equipment for the Company's new Albuquerque, New Mexico manufacturing facility and for working capital.

        Effective as of November 30, 1998, the Company and the Bank have renewed the Company's $10.0 million credit facility (the "1997 Agreement") with the Bank, which, as amended, will expire on October 1, 1999. In connection with the amendment of the 1997 Agreement, Thomas Russell agreed to provide a guarantee in the event the Company does not meet certain financial covenants by May 15, 1999.

        The Company has recorded a net loss in each of the third and fourth quarters of fiscal 1998 due primarily to the adverse effect of work-stoppage strikes at General Motors, a decline in systems sales particularly in Asia related to the Asian financial crisis as well as a general slowdown in the semiconductor market overall, a slower than expected ramp-up in production at MODE and increased research and development spending. The Company expects to post losses for the next two fiscal quarters.

PRODUCTS

        PRODUCTION SYSTEMS AND MATERIALS PROCESSES. The Company is a leading supplier of MOCVD compound semiconductor production systems, and, in 1996, had a 23% share of this market according to VLSI Research Inc. which regularly publishes research on this market. The Company has shipped more than 225 systems to date and believes that its TurboDiscTM systems offer significant cost advantages over competing systems. The Company believes that its MOCVD production systems produce materials with superior uniformity of thickness, electrical properties and material composition. EMCORE has a variety of models that are optimized for the application and throughput of the customer. The Company believes that the high throughput capabilities of its TurboDiscTM systems enhances the low cost manufacture of compound semiconductor materials as well as superior reproducibility of thickness, composition, electrical profiles and layer accuracy required for electronic and optoelectronic devices. The Company's production systems also achieve a high degree of reliability with an average time available for production, based on customer data, of approximately 95%.

        WAFER AND DEVICE FABRICATION. Since its inception, the Company has worked closely with its customers in designing and developing materials processes to be used in production systems for its customers' end-use applications. Recently, the Company has begun to leverage its process and materials science knowledge base to manufacture wafers and package-ready devices in its own facility. The Company's expansion into wafer and package-ready device production was spurred almost entirely by requests from customers whose epitaxial wafer needs exceed their available in-house production capabilities. The Company fabricates wafers and package-ready devices at its facilities in Somerset, New Jersey and Albuquerque, New Mexico and has a combined clean room area totaling approximately 12,000 square feet.

        The Company is working with its customers to design, engineer and manufacture commercial quantities of wafers and/or package-ready compound semiconductor devices such as MR Sensors, HBTs, HEMTs, FETs, HB LEDs, VCSELs, solar cells and other electronic and optoelectronic devices.

        MR SENSORS. In January 1997, the Company initiated shipments of compound semiconductor MR Sensors using indium antimonide-based epi-materials. The technology is licensed to the Company from General Motors. The primary user of the product has to date been General Motors Powertrain with over five million devices delivered as of September 30, 1998 for crank and cam speed and position sensing applications for three engine builds. In November 1998, the Company formed a joint venture with Optek Technology, Inc. to market an expanded line of MR Sensors to the automotive and related industries.

        HIGH EFFICIENCY SOLAR CELLS. The Company is working closely with several large telecommunications concerns to assist these customers in developing solar cell and other process technology for use on their communications satellites. After extensive working collaborations, the Company has developed the materials process and a production system for solar cell materials with efficient performance characteristics. As a result of this collaboration, the Company's technology has produced gallium arsenide solar cells that are not only approximately 50% more efficient in light-to-power conversion than silicon-based solar cells but also are more radiation-resistant. The resulting advance allows a satellite manufacturer to increase the useful life and payload capacity of its satellites. Over the last two years, the Company's customers have purchased several MOCVD production systems for this purpose. In December 1998, the Company signed the Long Term Purchase Agreement with Loral under which the Company will supply Loral with compound semiconductor high-efficiency gallium arsenide solar cells for Loral's satellites.

        VCSELS. In February 1998, the Company, through its wholly-owned subsidiary MODE, annouced its first commercial high speed laser and has commenced commercial volume customer shipments. The Company now designs, develops and markets optical VCSEL components, arrays and subassemblies, which utilize compound semiconductor microlaser diodes that emit light vertically from the surface of a fabricated wafer. The Company believes the advantage of its VCSELs include ultra high modulation rates for advanced information processing, low power consumption, high fiber optic coupling efficiencies, circular output beams and photolithographically defined geometrics. The Company works closely with original equipment manufacturers ("OEMs") to incorporate their design requirements into the Company's VCSEL technology and test methodologies. In September 1998, MODE formed a strategic alliance with AMP Incorporated to develop and market a family of optical transceivers for the Gigabit Ethernet, FibreChannel and ATM markets. These transceivers incorporate specific design requirements into the processes and test methodologies of the Company's VCSEL components.

        HB LEDS. Early in 1998 the Company formed a joint venture with UTC to manufacture, sell and distribute HB LEDs. The global demand for HB LEDs is experiencing rapid growth because LEDs have a long useful life (ten years) and consume far less power than incandescent/ fluorescent lighting. The Company believes it is the leading supplier of gallium nitride based MOCVD systems used to produce blue and green HB LEDs.

CUSTOMERS

        The Company's customers include several of the largest semiconductor, telecommunications and computer manufacturing companies in the world. In fiscal year 1996, only one customer accounted for more than 10% of the Company's revenues; sales to this customer accounted for 23.6% of the Company's revenues in fiscal 1996. For the fiscal year 1997, two customers each accounted for more than 10% of the Company's revenues; sales to these customers each accounted for 15.0% and 10.2% of the Company's revenues during fiscal year 1997. For fiscal year 1998, two customers accounted for more than 10% of the Company's revenues; sales to these customers accounted for 17.3% and 12.8% of the Company's revenues during fiscal year 1998.

SALES AND MARKETING

        The Company markets and sells its products through its direct sales force in Europe, North America, Taiwan and through representatives and distributors in the rest of Asia. To market and service its systems in China, Japan and Singapore, the Company relies on a single marketing, distribution and service provider, Hakuto. The Company's agreements with Hakuto have a term of ten years, expiring March 2008. Hakuto has exclusive distribution rights for the Company's products in Japan. Hakuto has marketed and serviced the Company's products since 1988, is a minority shareholder in the Company, and the President of Hakuto is a member of the Company's Board of Directors.

        International sales as a percentage of total sales in fiscal 1996, 1997 and 1998 were 42.5%, 42.0% and 39.1%, respectively. Sales to customers in the U.S. in fiscal 1996, 1997 and 1998 were approximately, $16.0 million, $27.7 million and $26.6 million, respectively, while the Company's sales in Asia for the same time periods were $8.2 million, $14.6 million and $15.5 million, respectively, and sales in Europe were $3.6 million, $5.5 million and $1.6 million, respectively. The Company receives all payments for all products and services in U.S. dollars.

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

RESEARCH AND DEVELOPMENT

        To maintain and improve its competitive position, the Company's research and development efforts are focused on designing new proprietary products, improving the performance of existing systems, wafers and package-ready devices and reducing costs in the product manufacturing process. The Company has dedicated 16 EMCORE TurboDiscTM systems for both research and production which are capable of processing virtually all compound semiconductor materials. The research and development staff utilizes x-ray, optical and electrical characterization equipment which provide instant data allowing for shortened development cycles and rapid customer response. The Company's recurring research and development expenses in fiscal 1996, 1997 and 1998 were approximately $5.4 million, $9.0 million and $16.5 million, respectively. The Company also incurred a one-time, non-cash research and development expense in fiscal 1998 in the amount of $29.3 million in connection with the acquisition of MODE. The Company expects that it will continue to expend substantial resources on research and development.

        The Company also competes for research and development funds. In view of the high cost of development, the Company solicits research contracts that provide opportunities to enhance its core technology base or promote the commercialization of targeted products. The Company presently has three such contracts in process. The contracts fall under the Small Business Innovative Research programs or similar government sponsored programs. From inception until September 30, 1998, government and other external research contracts have provided approximately $13.2 million to support the Company's research and development efforts. The Company is also positioned to market technology and process development expertise directly to customers who require it for their own product development efforts.

INTELLECTUAL PROPERTY AND LICENSING

        The Company's success and competitive position both for production systems, wafers and package-ready devices depend significantly on its ability to maintain trade secrets, patents and other intellectual property protections. Trade secrets are routinely employed in the Company's manufacturing processes. A "trade secret" is information that has value to the extent it is not generally known, not readily ascertainable by others through legitimate means, and protected in a way that maintains its secrecy. In order to protect its trade secrets, the Company takes certain measures to ensure their secrecy, such as executing non-disclosure agreements with its employees, customers and suppliers.

         To date, the Company has been issued eleven U.S. patents and seven are either pending or under review. These U.S. patents will expire between 2005 and 2013. None of these U.S. patents claim any material aspect of the current or planned commercial versions of the Company's systems, wafers or devices.

        MODE is a licensee of certain VCSEL technology and associated patent rights owned by Sandia pursuant to a License Agreement dated September 18, 1997, between MODE and Sandia (the "Sandia License"). The Sandia License grants MODE
(i) exclusive rights (subject to certain rights granted to Department of Energy ("DOE") and AT&T Corporation ("AT&T")) to develop, manufacture and sell products containing Sandia VCSEL technologies for barcode scanning and plastic fiber communications applications under five U.S. patents that expire between 2007 and 2015, and (ii) nonexclusive rights with respect to all other applications of these patents. The Sandia License also grants MODE a nonexclusive right to employ a proprietary oxidation fabrication method in the manufacture of VCSEL products under a sixth U.S. patent that expires in 2014. The Company's success and competitive position as a producer of VCSEL products depends on the continuation of its rights under the Sandia License, the scope and duration of those rights and the ability of Sandia to protect its proprietary interests in the underlying technology and patents. MODE's rights under the Sandia License are subject to termination by Sandia prior to expiration of the underlying patents in the event that MODE breaches certain terms specified therein, including failure by MODE to make minimum royalty payments.

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

BACKLOG

        As of September 30, 1998, the Company had an order backlog of approximately $22.6 million compared to backlog of $24.4 million as of September 30, 1997. The Company includes in backlog only customer purchase orders which have been accepted by the Company and for which shipment dates have been assigned within the twelve months to follow and research contracts that are in process or awarded. Wafer and device agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months. Some of these agreements currently extend over three years. The Company receives partial advance payments or irrevocable letters of credit on most production system orders. The Company recognizes revenue upon shipment. For research contracts with the U.S. government and commercial enterprises with durations greater than six months, the Company recognizes revenue to the extent of costs incurred plus a portion of estimated gross profit, as stipulated in such contracts, based on contract performance. Subsequent to year end, the Company's backlog has increased significantly. As of December 15, 1998, the Company's order backlog exceeded $41.0 million, an increase of 81.4% since September 30, 1998.

MANUFACTURING

        In May 1998, the Company received ISO 9001 and QS 9002 quality certification. The Company's manufacturing operations are located at the Company's headquarters in Somerset, New Jersey and in Albuquerque, New Mexico and include systems engineering and production, wafer fabrication, and design and production of devices. Many of the Company's manufacturing operations are computer monitored or controlled, therefore enhancing reliability and yield. The Company manufactures its own systems and outsources some components and sub-assemblies, but performs all final system integration, assembly and testing. The Company fabricates wafers and devices at its facilities in Somerset, New Jersey and Albuquerque, New Mexico and has a combined clean room area totaling approximately 12,000 square feet.

        Outside contractors and suppliers are used to supply raw materials and standard components and to assemble portions of end systems from Company specifications. The Company depends on sole, or a limited number of, suppliers of components and raw materials. The Company generally purchases these single or limited source products through standard purchase orders. The Company also seeks to maintain ongoing communications with its suppliers to guard against interruptions in supply and has, to date, generally been able to obtain sufficient supplies in a timely manner and maintains inventories it believes are sufficient to meet its near term needs. The Company has recently implemented a vendor program through which it inspects quality and reviews supplies and prices in order to standardize purchasing efficiencies and design requirements to maintain as low a cost of sales as possible. However, operating results could be materially adversely affected by a stoppage or delay of supply, receipt of defective parts or contaminated materials, and increase in the pricing of such parts or the Company's inability to obtain reduced pricing from its suppliers in response to competitive pressures.

COMPETITION

        The markets in which the Company competes are highly competitive. The Company competes with several companies for sales of MOCVD systems including Aixtron, Nippon-Sanso and Thomas Swann. The primary competitors for the Company's wafer foundry include Epitaxial Products Inc., Kopin Corporation and Quantum Epitaxial Designs, Inc. The Company's principal competitors for sales of VCSEL-related products include Honeywell, Inc. and Mitel Corporation. The Company also faces competition from manufacturers that implement in-house systems for their own use. In addition, the Company competes with many research institutions and universities for research contract funding. The Company also sells its products to current competitors and companies with the capability of becoming competitors. As the markets for the Company's products grow, new competitors are likely to emerge, and present competitors may increase their market share.

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

EMPLOYEES

        At September 30, 1998, the Company employed 308 full-time employees, up 13.7% from 271 as of September 30, 1997 and up 66.5% from the 185 employees at September 30, 1996. The increase in the number of employees since the end of fiscal 1996 is a direct result of the Company's increased manufacturing operation needs to meet the demand for its compound semiconductor production systems, wafers and package-ready devices. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

        The Company's executive office and manufacturing facility are located in Somerset, New Jersey, where the Company leases a 75,000 square foot facility. This facility lease expires on February 2000. The Company has two five-year renewal options. MODE's office and manufacturing facility are located in Albuquerque, New Mexico, where MODE leases an aggregate of approximately 27,500 square feet in two adjacent buildings. One of these leases expires in July 1999 and the other in April 2001, each with two three-year renewal options. The Company has another office and manufacturing facility in Albuquerque, New Mexico where it has recently completed building its own 50,000 square foot facility, of which 25,000 square feet is currently occupied.

ITEM 3. LEGAL PROCEEDINGS

        Neither the Company nor its subsidiary is aware of any pending or threatened litigation against it which would have a material adverse effect on its business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II.

ITEM 5.

        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

        The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "EMKR". The following table sets forth the quarterly high and low sales prices for the Company's Common Stock since its initial public offering in March 6, 1997.

FISCAL 1997
       Second Quarter...................................     $12 3/4    $ 9 1/4
       Third Quarter....................................     $19 1/2    $11

       Fourth Quarter...................................     $25 1/4    $16

FISCAL 1998
       First Quarter....................................     $23 3/8    $15 1/2
       Second Quarter...................................     $19 5/8    $11
       Third Quarter ...................................     $16 3/4    $ 9
       Fourth Quarter ..................................     $13 1/2    $ 6
FISCAL 1999
       First Quarter (through December 23, 1998)........     $18 1/4    $ 7 1/4

       As of December 23, 1998 date there were 1,595 shareholders of record.

        The Company has never declared or paid dividends on its Common Stock since its formation. The Company currently does not intend to pay dividends on its Common Stock in the foreseeable future so that it may reinvest its earnings in the development of its business. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors.

        RECENT SALES OF UNREGISTERED SECURITIES

        On November 30, 1998, the Company sold an aggregate of 1,550,000 shares of Series I Preferred Stock to Hakuto, UMI and UTC for an aggregate consideration of $21.7 million before deducting costs and expenses of the offering of approximately $500,000. The shares of Series I Preferred Stock are convertible, at any time, at the option of the holders thereof, unless previously redeemed, into shares of Common Stock at an initial conversion price of $14.00 per share of Common Stock, subject to adjustment in certain cases. The Series I Preferred Stock is redeemable, in whole or in part, at the option of the Company at any time the Company's stock has traded at or above $28.00 per share for 30 consecutive trading days, at a price of $14.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. In addition, the Series I Preferred Stock is subject to mandatory redemption by the Company on November 17, 2003. The Company believes the sale of the shares of Series I Preferred Stock is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

        On June 22, 1998 the Company issued 227,747 warrants to purchase common stock of the Company to Thomas Russell, Chairman of the Board of Directors of the Company and 56,937 warrants to purchase common stock of the Company to Reuben Richards, President, Chief Executive Officer and a director of the Company. The warrants are exercisable at a price of $11.375 and expire on May 1, 2001. These warrants are callable at the Company's option at $.85 per warrant at such time as the Company's Common Stock has traded at or above 150% of the exercise price for a period of 30 days. These warrants were granted in exchange for the guarantee by these executives of the 1998 Agreement entered into by the Company on June 22, 1998 with the Bank. The credit facility is being used to finance general corporate purposes, including, but not limited to, the construction of a facility in Albuquerque, New Mexico. The term of the credit facility is 18 months and the interest rate is at LIBOR plus 0.75%. The Company received a fairness opinion from its investment bank, Hempstead & Company, that this transaction was fair from a financial point of view to the Company's non-participating shareholders. The Company believes the issuance of the warrants is exempt from registration pursuant to Section 4(2) of the Securities Act.

        On December 5, 1997, the Company issued 1,461,866 shares of Common Stock, 200,966 common stock purchase options and 47,118 common stock purchase warrants in exchange for all of the outstanding capital stock of MODE. The purchase price was approximately $32.8 million and was recorded under the purchase method of accounting. The Company believes the issuance of Common Stock, options and warrants in connection with the acquisition of MODE is exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this report. The following table shows selected financial data for the most recent five years:

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                            YEARS ENDED SEPTEMBER 30,
                                                 ---------------------------------------------------------------
                                                   1994          1995         1996          1997          1998
                                                 --------      --------     --------      --------      --------
STATEMENT OF INCOME DATA:
     Revenue                                     $  9,038      $ 18,137     $ 27,779      $ 47,753      $ 43,760
         Cost of sales                              5,213         9,927       18,607        30,094        24,675
                                                 ---------------------------------------------------------------
         Gross profit                               3,825         8,210        9,172        17,659        19,085
     Operating expenses:
         Selling, general and administrative        2,645         4,452        6,524         9,347        14,082
         Goodwill                                      --            --           --            --           922
         Research and development
            Recurring                               1,064         1,852        5,401         9,001        16,495
            One-time acquired in-process,              --            --           --            --        29,294
              non-cash
                                                 ---------------------------------------------------------------
     Operating income (loss)                          116         1,906       (2,753)         (689)      (41,708)
     Stated interest expenses, net                    286           255          297           519           974
     Imputed warrant interest, non-cash                --            --          126         3,988           601
     Equity in net loss of unconsolidated              --            --           --            --           198
        affiliate
     Other expense                                     --            10           --            --            --
                                                 ---------------------------------------------------------------
     (Loss) income before income taxes and
        extraordinary item                           (170)        1,641       (3,176)       (5,196)      (43,481)
     Provision for income taxes                        --           125           --           137            --
     Extraordinary loss                                --            --           --           286            --
                                                 ---------------------------------------------------------------
     Net (loss) income                           $   (170)     $  1,516     $ (3,176)     $ (5,619)     $(43,481)
                                                 ===============================================================
     Net (loss) income per share                 $  (2.91)     $   0.89     $  (1.06)     $  (1.20)     $  (4.95)
                                                 ===============================================================
     Shares used in computing net (loss)
        income per share                               58         1,701        2,994         4,669         8,775
                                                 ---------------------------------------------------------------


(IN THOUSANDS)                                                          AS OF SEPTEMBER 30,
                                                 ---------------------------------------------------------------
                                                   1994          1995         1996          1997          1998
                                                 --------      --------     --------      --------      --------
BALANCE SHEET DATA:
     Working capital                             $  1,041      $  2,208     $  1,151      $ 12,156      $ (2,017)
     Total assets                                   5,415        10,143       20,434        39,463        66,158
     Long-term obligations                          3,000         3,000        8,947         7,577        26,513
     Redeemable preferred stock                    16,274            --           --            --            --
     Shareholders' equity (deficit)                   (96)        1,509          522        21,831        12,518
                                                 ---------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The compound semiconductor industry is experiencing dramatic growth with increasing demands for higher performance and functionality in applications for products as diverse as electronic displays, advanced automotive and aircraft engines, wireless communications, telecommunications, CDs, DVDs, CATV, fiber optic transmitters, bar code scanners, satellites, cellular phones, laser printers, and holographic memories.

        EMCORE, founded in 1984, designs and develops compound semiconductor materials and process technology and is a leading manufacturer of production systems used to fabricate compound semiconductor wafers. The Company provides its customers, both in the U.S. and internationally, with materials science expertise, process technology and compound semiconductor production systems that enable the manufacture of commercial volumes of high-performance electronic and optoelectronic devices. In response to the growing need of its customers to cost effectively get to market faster with higher volumes of new and improved high performance products, the Company expanded its product offerings to include the design, development and production of compound semiconductor wafers, package-ready devices and discreet components and now offers its customers a broad range of products and services and a vertically integrated product line. EMCORE believes that its proprietary TurboDisc(TM) deposition technology makes possible one of the most cost-effective production systems for the commercial volume manufacture of high-performance compound semiconductor wafers and devices. The Company is a leading manufacturer of MOCVD systems, the enabling technology behind compound semiconductor products and the resulting dramatic improvements in speed, capacity and functionality. MOCVD is the means by which chemicals are deposited in atomic layers on a substrate, and many compound semiconductor products are produced on MOCVD equipment. The Company's MOCVD technology and fifteen years of material science knowledge and know how, position the Company to capitalize on market opportunities.

        To this extent, the Company has concentrated on several products serving large opto-electronics markets: HB LEDs, high efficiency solar cells, VCSELs, antimonide MR Sensors and epitaxial services. All of these products are based on the Company's TurboDisc(TM) production system, the enabling technology.

        The Company's two product lines, systems and materials, differ significantly. Systems-related revenues include sales of Turbo-disc(TM) systems as well as spare parts and services. The book to ship time period on systems is approximately four to six months, while the average selling price is in excess of $1.0 million. Materials revenues include wafers, devices and process development technology. The materials sales cycle is generally shorter than systems and average selling prices vary significantly based on the products. Generally, the Company achieves a higher gross profit on its materials related products.

        In conjunction with the vertical expansion of the Company's product lines, EMCORE began fiscal 1998 with a capital plan requiring $35.0 million. These funds were required to build the Company's manufacturing and development infrastructure and to take advantage of market windows for new products which the Company had under development. The Company believes it now has the majority of the infrastructure required to address the needs of the compound semiconductor industry.

        To expand its technology base into the data communications and telecommunications markets, on December 5, 1997, the Company purchased MODE for a purchase price of $32.8 million. EMCORE's acquisition of MODE (a development stage company), constituted a significant and strategic investment for the Company to acquire and gain access to MODE's in-process research and development of micro-optical technology. The Company's over-riding investment consideration was that if MODE's research and development efforts (with continued research and development funding contemplated and acquired after acquisition) yielded commercial products for targeted applications EMCORE would possess a broader array of enabling technologies and would be better positioned for entry into certain existing large and/or high growth technology dependent markets. MODE is one of the market leaders in the design and development of high-quality optical components and subassemblies which offer superior performance at lower cost over conventional semiconductor laser technologies. MODE's microlasers and optical subassemblies are expected to provide design, performance and significant cost advantages over their technical predecessors such as edge-emitting solid state lasers. Through the integration of VCSELs with leading OEM systems design, VCSELs are expected to provide enhanced performance benefits to market applications such as Internet access, onboard photonics, gigabit ethernet, local area networks, microarea network, DVD and fiberoptic switching. On February 23, 1998, MODE announced the introduction of its first commercial product, a Gigalase VCSEL. Subsequent to such announcement, MODE's Gigalase product efforts were primarily directed toward engineering, testing and quality control activities to facilitate commercial production which commenced in May 1998. On December 14, 1998, MODE announced its second commercial product a Gigarray VCSEL.

        As part of the acquisition, the Company incurred a one-time in-process research and development write-off of $29.3 million which is reflected in the accompanying financial statements. The Company also recorded goodwill of approximately $3.4 million. This is being charged against operations over a three year period, and will therefore, impact financial performance through December 2000.

        In addition to the MODE acquisition, the Company launched three joint ventures during the past year. In July 1998, the Company formed and is a minority investor in Uniroyal Optoelectronics, LLC a joint venture with UTC to manufacture, sell and distribute HB LEDs. In November 1998, the Company formed a joint venture with Optek Technology, Inc., a packager and distributor of optoelectronic devices including sensors, to market an expanded line of MR Sensors to the automotive and related industries. Combining the Company's strength in producing the package-ready die along with Optek's strength in packaging and distribution allows the Company to alter the shelf products which should allow for greater market penetration. Also in November 1998, the Company and Union Miniere Inc. formed UMCORE to explore and develop alternate uses of germanium using the Company's material science and production platform expertise.

        In November 1998, the Company signed the Long Term Purchase Agreement with Loral, a wholly owned subsidiary of Loral Space & Communications. The Long Term Purchase Agreement, once EMCORE completes Loral's space qualification and test procedures, enlists EMCORE as a supplier of compound semiconductor high efficiency gallium arsenide solar cells for Loral's satellite requirements. Subject to the foregoing requirements, the Company received an initial purchase order for $5.25 million of solar cells.

        In September 1998, the Company entered into an agreement with LMMS for the technical management and support of a LMMS and Sandia CRADA for the advancement, transfer and commercialization of a new compound semiconductor high efficiency solar cell. The Company also signed a four year purchase agreement with AMP Incorporated to provide high speed VCSELs. AMP Incorporated presently uses the Company's VCSELs in transceivers for Gigabit Ethernet applications.

        The Company believes it possesses the technological "know how" to capitalize on all of these market opportunities. However, there can be no assurance that the Company will maintain sufficient growth in sales levels to support the associated labor, equipment and facility costs.

RESULTS OF OPERATIONS:

        The following table sets forth the Statement of Income Data of the Company expressed as a percentage of total revenues for the fiscal years ended September 30, 1996, 1997 and 1998.

                                                                    YEARS ENDED SEPTEMBER 30,
                                                          -------------------------------------------
                                                            1996             1997              1998
                                                          --------         --------          --------
Revenues                                                     100.0%           100.0%            100.0%
Cost of Sales                                                 67.0             63.0              56.4
                                                          --------         --------          --------
        Gross profit                                          33.0             37.0              43.6
Operating expenses:
        Selling, general and administrative                   23.5             19.6              32.2
        Goodwill                                                                                  2.1
        Research and development                              19.4             18.8
               One-time acquired in-process                                                      37.7
               Recurring                                                                         66.9
                                                          --------         --------          --------
Operating loss                                                (9.9)            (1.4)            (95.3)
Stated interest expense, net                                   1.1              1.1               2.2
Imputed warrant interest expense, non-cash                     0.4              8.4               1.4
Equity in net loss of associated companies                      --               --               0.5
                                                          --------         --------          --------
Loss before income taxes and extraordinary item              (11.4)           (10.9)            (99.4)
Provision for income taxes                                      --              0.3                --
                                                          --------         --------          --------
        Net loss before extraordinary item                   (11.4)           (11.2)            (99.4)
Extraordinary item                                              --             (0.6)               --
                                                          --------         --------          --------
        Net loss before extraordinary item                   (11.4)%          (11.8)%           (99.4)%
                                                          ========         ========          ========


COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1998

REVENUES

        The Company's revenues decreased 8.4% from $47.8 million for the fiscal year ended September 30, 1997 to $43.8 million for the fiscal year ended September 30, 1998. The revenue decrease represented a shift in product mix during the year. Equipment related revenues decreased approximately 22.3% while materials related revenues increased approximately 26.5%. The decrease in equipment revenues was primarily attributable to the financial issues in the Asian economies as well as a general slowdown in the semiconductor equipment market overall. While materials related revenues did experience a 26.5% increase, the General Motors three month strike adversely affected revenue, as shipments to General Motors were halted during the strike. International sales accounted for approximately 42.0% and 39.1% of revenues for the fiscal years ended September 30, 1997 and 1998, respectively.

        The Company believes that in the future its revenues and results of operations in a given quarterly period could be impacted by the timing of customer development projects and related purchase orders for the Company's varied products, new merchandise announcements and releases by the Company, and conditions in the economy, generally and in the compound semiconductor industry environment, specifically.

COST OF SALES/GROSS PROFIT

        Cost of sales includes direct material and labor costs, allocated manufacturing and service overhead, and installation and warranty costs. Gross profit increased from 37.0% of revenue to 43.6% of revenue for the fiscal years ended September 30, 1997 and 1998, respectively. The gross profit percentage increase was attributable to a shift in product mix towards higher gross margin materials related revenues.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses increased by 50.7% from $9.3 million for the year ended September 30, 1997, to $14.1 million for the year ended September 30, 1998. The increase was largely due to sales personnel headcount increases to support both domestic and foreign markets and general headcount additions to sustain the internal administrative support necessary for the Company's expanded product lines and new locations. During fiscal 1998, the Company wrote-off a $1.0 million receivable due from an Asian customer which was deemed to be uncollectible. As a percentage of revenue, selling, general and administrative expenses increased from 19.6% of revenue during fiscal 1997 to 32.2% of revenue for fiscal 1998. The Company believes that selling, general and administrative expenses will decrease as a percentage of revenues in fiscal 1999.

GOODWILL AMORTIZATION

        In connection with the purchase of MODE, the Company recorded goodwill of $3.4 million which is being amortized this amount over 36 months. Goodwill amortization expense amounted to $922,000 for the year ended September 30, 1998. Net goodwill at September 30, 1998 was $2,457,000.

RESEARCH AND DEVELOPMENT

        Recurring research and development expenses increased by 83.3% from $9.0 million for the year ended September 30, 1997, to $16.5 million for the year ended September 30, 1998. The increase was primarily attributable to the Company's acquisition of MODE and increased staffing and equipment costs necessary to enhance current products and develop new product offerings. Products introduced or under development include HB LEDs, high efficiency solar cells, new generation TurboDisc(TM) production systems, VCSELs and other optoelectronic devices. As a percentage of revenue, research and development expenses increased from 18.9% of revenue during fiscal 1997 to 37.7% of revenue for fiscal 1998. To maintain growth and market leadership in epitaxial technology, the Company expects to continue to invest a significant amount of its resources in research and development.

        In connection with the MODE acquisition, the Company incurred a one-time charge for the write-off of acquired in-process research and development amounting to $29.3 million.

OPERATING LOSS

        During fiscal 1998, operating loss increased from a loss of $0.7 million for the fiscal year ended September 30, 1997, to a loss of $41.7 million for the year ended September 30, 1998. The change in operating loss was primarily due to the $29.3 million one-time charge for in-process research and development written off in connection with the purchase of MODE. In addition, the General Motors three month strike adversely affected operating performance as shipments to General Motors were halted during the strike. General Motors is among the Company's largest customers. The Company was unable to furlough or reduce their workforce during the strike and thereby incurred charges without the benefit of related revenues.

OTHER EXPENSE

        Other expenses decreased, particularly due to the reduced imputed warrant interest expense associated with the Company's subordinated debt and debt issuance guarantee cost. During fiscal 1996, the Company issued detachable warrants along with subordinated notes to certain of its existing shareholders. In fiscal year 1997, the Company also issued detachable warrants in return for a $10.0 million demand note facility (the "Facility") guarantee by the Chairman of the Board of the Company, who provided collateral for the Facility. The Company subsequently assigned a value to these detachable warrants issued using the Black-Scholes Option Pricing Model. The Company recorded the subordinated notes at a carrying value that is subject to periodic accretions, using the interest method, and reflected the Facility's detachable warrant value as debt issuance cost which was written off in its entirety in fiscal 1997. The consequent expense of these subordinated note accretion amounts and the now terminated Facility's debt issuance cost is charged to "imputed warrant interest, non-cash," and amounted to approximately $4.0 million and $600,000 for the fiscal years ended September 30, 1997 and 1998, respectively. In June 1998, the Company issued 284,684 warrants to its Chairman and its Chief Executive Officer for providing a guarantee in connection with the 1998 Agreement, an $8.0 million 18 month credit facility with the Bank. The Company assigned a value to these detachable warrants issued using the Black-Scholes Option Pricing Model. As a result, the Company will record imputed warrant interest, non-cash of approximately $1.3 million over the life of the credit facility.

INCOME TAXES

        The Company's effective income tax rate was 0.0% in fiscal 1998, 2.6% in fiscal 1997 and 0.0% in fiscal 1996. The lower effective rate in fiscal 1998 and 1996, relative to fiscal 1997, was attributable to a federal income tax benefit offset by net operating loss and expenses not utilized or deductible for tax purposes.

        As of September 30, 1998, the Company has net operating loss carryforwards for regular tax purposes of approximately $22.0 million which expire in the years 2003 through 2012. The Company believes that the consummation of certain equity transactions and a significant change in the ownership during fiscal year 1995 has constituted a change in control under
Section 382 of the Internal Revenue Code ("IRC"). Due to the change in control, the Company's ability to use its federal net operating loss carryovers and federal research credit carryovers to offset future income and income taxes, respectively, are subject to annual limitations under IRC Section 382 and 383.

        The Company believes that the acquisition of MODE and the consummation of certain other equity transactions has constituted a change in control in fiscal 1998 under Section 382 of the IRC. As such, Federal net operating loss carryovers and research credit carryovers incurred subsequent to the Company's fiscal 1995 change in control (as described above) will also be subject to annual limitations under IRC Section 382 and 383.

EXTRAORDINARY ITEM

        In the fiscal year ended September 30, 1997, the Company repaid $2.0 million of its outstanding subordinated notes due May 1, 2001. In connection with this discharge of the Company's subordinated notes, an extraordinary loss of $286,000 was recognized in fiscal 1997 relating to such early extinguishment of debt.

NET LOSS

        Net loss increased $5.6 million for the fiscal year ended September 30, 1997, to $43.5 million for the fiscal year ended September 30, 1998. This increase was primarily attributable to the aforementioned acquisition of MODE and subsequent write-off of in-process research and development of $29.3 million. In addition, the General Motors three month prolonged strike adversely affected operating performance.

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

OPERATING LOSS

        During fiscal 1997, operating loss decreased $2.1 million from a loss of $2.8 million for the fiscal year ended September 30, 1996, to a loss of $0.7 million for the year ended September 30, 1997. The change in operating loss was primarily due to higher revenues generating greater overall gross profit.

OTHER EXPENSE

        During fiscal 1996, the Company issued detachable warrants along with subordinated notes to certain of its existing shareholders. In the first quarter of fiscal year 1997, the Company also issued detachable warrants in return for the $10.0 million Facility guarantee by the Chairman of the Board of the Company, who provided collateral for the Facility. The Company subsequently assigned a value to these detachable warrants issued using the Black-Scholes Option Pricing Model. The Company recorded the subordinated notes at a carrying value that is subject to periodic accretions, using the interest method, and reflected the Facility's detachable warrant value as debt issuance cost. The consequent expense of these subordinated note accretion amounts and the now terminated Facility's debt issuance cost is charged to "Imputed warrant interest, non-cash," related to the warrant issuances in connection with the $10.0 million Facility, and amounted to approximately $126,000 and $4.0 million for the fiscal years ended September 30, 1996 and 1997, respectively.

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

EXTRAORDINARY ITEM

        The Company repaid $10.0 million of its outstanding debt with proceeds from its initial public offering ("IPO"). The entire $8.0 million outstanding of its Facility was repaid and $2.0 million was used to repay a portion of the Company's outstanding subordinated notes due May 1, 2001. In connection with this discharge of the Company's subordinated notes, an extraordinary loss of $286,000 was recognized in fiscal 1997 relating to such early extinguishment of debt.

NET LOSS

        Net loss increased $2.4 million from $3.2 million for the fiscal year ended September 30, 1996, to $5.6 million for the fiscal year ended September 30, 1997. This increase was primarily attributable to the aforementioned $4.0 million of non-cash imputed warrant interest associated with certain financing transactions.

OTHER SELECTED SEPTEMBER 30, 1998 INFORMATION

BACKLOG

        The Company's order backlog decreased 7.4% from $24.4 million for the fiscal year ended September 30, 1997, to $22.6 million for the fiscal year ended September 30, 1998. The Company includes in backlog only customer purchase orders which have been accepted by the Company and for which shipment dates have been assigned within the twelve months to follow and research contracts that are in process or awarded. Wafer and device contract agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months. Some of these agreements currently extend over three years. The Company receives partial advance payments or irrevocable letters of credit on most production system orders. Subsequent to year end, the Company's backlog has increased significantly. As of December 15, 1998, the Company's order backlog exceeded $41.0 million, an increase of 81.4% since September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased by approximately $800,000 from $3.7 million at September 30, 1997, to $4.5 million at September 30, 1998. For the year ended September 30, 1998, net cash used by operations amounted to $1.6 million, primarily due to the Company's net losses excluding the acquired in-process research and development non-cash charge and increase in inventories which was partially offset by the Company's non-cash depreciation and amortization charges, its increase in accounts payable and advanced billings, and its decrease in accounts receivable.

        For the year ended September 30, 1998, net cash used in investment activities amounted to $22.2 million primarily due to the purchase and manufacture of new equipment for the Company's wafer and package ready device product lines and clean room modifications and enhancements, as well as its purchase of land and construction of a facility in Albuquerque, New Mexico to be used for the manufacture of wafers and package ready devices.

        On March 31, 1997, the Company entered into the 1997 Agreement, a $10.0 million revolving loan which bears interest at the rate of prime plus 50 basis points (8.0% at September 30, 1998). As a result of the net loss for the quarter ended June 30, 1998, the Company was not in compliance with the 1997 Agreement fixed charge coverage ratio covenant. The Company received a waiver from the bank regarding this non-compliance. The Company and the Bank amended the 1997 Agreement as of November 30, 1998 to, among other things, extend the expiration until October 1, 1999 and modify certain financial covenants. In addition, pursuant to the amendment of the 1997 Agreement, Thomas Russell, the Chairman of the Board of the Company will guarantee the debt in the event that the Company does not meet certain financial covenants. On June 22, 1998, the Company entered into the 1998 Agreement, an $8.0 million loan agreement with the Bank, which expires December 31, 1999. The 1998 Agreement bears interest at a rate equal to one-month LIBOR plus three-quarters of one percent per annum (6.4% at September 30, 1998). As of September 30, 1998, the Company had borrowed approximately $10.0 million under the 1997 Agreement and $8.0 million under the 1998 Agreement.

        On September 17, 1998, the Company borrowed $7.0 million from its Chairman, Thomas J. Russell. The loan bears interest at 9.75% per annum. In addition, on October 23, 1998 the Company borrowed an additional $1.5 million from its Chairman on identical terms. The entire $8.5 million, borrowed from Thomas J. Russell was repaid from the proceeds of the Private Placement. The Company received a waiver from the Bank regarding the repayment of this debt.

        Net cash provided by financing activities for the year ended September 30, 1998 amounted to approximately $24.6 million, primarily due to the Company's proceeds of approximately $18.0 million from borrowings under the 1997 and 1998 Agreements and the $7.0 million note to the Company's Chairman.

        The Company's operations are subject to a number of risks, including but not limited to a history of net losses from operations, future capital needs, dependence on key personnel, competition and risk of technological obsolescence, governmental regulations and approvals, research and development results, continued development of its compound semiconductor manufacturing and marketing capabilities and a concentration of international sales in Asia. The Company's operations for the year ended September 30, 1998, were primarily funded through borrowings under existing credit facilities and short-term advances from the Company's Chairman - aggregating $7.0 million as of September 30, 1998. The Company's Chairman has from time to time provided credit enhancements in the form of debt guarantees and has loaned the Company funds to support its expansion and capital equipment requirements. The Company's Chief Executive Officer has also provided credit enhancements in the form of debt guarantees for the Company. Subsequent to September 30, 1998, the Company completed the Private Placement, resulting in proceeds of $21.2 million. The Company repaid its Chairman $8.5 million (including $1.5 million advanced to the Company subsequent to September 30, 1998), invested approximately $5.6 million in two unconsolidated ventures and the balance of approximately $7.0 million will be used for general working capital purposes. In addition, the Company's $10.0 million credit facility was extended to October 1, 1999. The Company's operating plans include, among other things attempting to improve (i) operating cash flow through increased sales of compound semiconductor systems, wafers and package-ready devices and (ii) managing its cost structure in relation to its anticipated level of revenues. The Company believes that its current liquidity, together with available credit facilities and the proceeds from the Private Placement, should be sufficient to meet its cash needs for working capital through fiscal 1999. However, if the proceeds from the Private Placement, cash generated from operations and cash on hand are not sufficient to satisfy the Company's liquidity requirements, the Company will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to the Company. If the Company is required to raise additional financing and if adequate funds are not available or are not available on acceptable terms, the ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures would be severely limited. Such a limitation could have a material adverse effect on the Company's business, financial condition or operations.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

        STATE OF READINESS

         The Company has made a preliminary assessment of the Year 2000 readiness of its operating financial and administrative systems, including the hardware and software that support such systems. The Company's assessment plan consists of (i) quality assurance testing of its internally developed proprietary software; (ii) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the Company's business; (iii) contacting vendors of third-party systems; (iv) assessing repair or replacement requirements; (v) implementing repair or replacement; and (vi) creating contingency plans in the event of Year 2000 failures. The Company plans to perform a Year 2000 simulation on its systems during the second quarter of 1999 to test system readiness. Many vendors of material hardware and software components of its systems have indicated that the products used by the Company are currently Year 2000 compliant. The Company will require vendors of its other material hardware and software components of its systems to provide assurances of their Year 2000 compliance. The Company plans to complete this process during the first half of 1999. Until such testing is completed and such vendors and providers are contacted, the Company will not be able to completely evaluate whether its systems will need to be revised or replaced.

        COSTS

         To date, the Company has not incurred any material expenditures in connection with identifying, evaluating or addressing Year 2000 compliance issues. Most of the Company expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, the Company does not possess the information necessary to estimate the potential costs of revisions to its systems should such revisions be required or the replacement of third-party software, hardware or services that are determined not to be Year 2000 compliant. Although the Company does not anticipate that such expenses will be material, such expenses if higher than anticipated could have a material adverse effect on the Company's business, results of operations and financial condition.

        RISKS

         The Company is not currently aware of any Year 2000 compliance problems relating to its systems that would have a material adverse effect on the Company business, results of operations and financial condition, without taking into account the Company efforts to avoid or fix such problems. There can be no assurance that the Company will not discover Year 2000 compliance problems in its systems that will require substantial revision. In addition, there can be no assurance that third-party software, hardware or services incorporated into the Company material systems will not need to be revised or replaced, all of which could be time-consuming and expensive. The failure of the Company to fix or replace its internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on the Company business, result of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in its internally developed proprietary software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

         In addition, there can be no assurance that governmental agencies, utility companies, third-party service providers and others outside of the Company's control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in systemic failure beyond the control of the Company's such as a telecommunications or electrical failure, which could have a material adverse effect on the Company's business, results of operations and financial condition.

        CONTINGENCY PLAN

         As discussed above, the Company is engaged in an ongoing Year 2000 assessment and has not yet developed any contingency plans. The results of the Company's Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will be required to adopt this standard in its fiscal year ending September 30, 1999. The adoption of SFAS No. 131 is not expected to have an impact on the Company's results of operations, financial position or cash flows.

         In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132"), which requires disclosure about pension and postretirement benefits. SFAS No. 132 does not change the measurement or recognition of these plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 is not expected to have an impact on the Company's results of operations, financial position or cash flows.

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use"

("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 14, 1998. SOP 98-1 provides guidance over accounting for computer software development or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company does not expect the adoption of this standard to have a material effect results of operations, financial position or cash flows.

         In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As the Company has expensed these costs historically, the adoption of this standard is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During fiscal 1998, the Company was not a party to any derivative contracts, hedging or other market risk transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               EMCORE CORPORATION
                                 BALANCE SHEET
                       AS OF SEPTEMBER 30, 1997 AND 1998

                                                                                    ------------      ------------
                                                                                        1997               1998
                                                                                    ------------      ------------
                                        ASSETS

Current assets:
   Cash and cash equivalents                                                        $  3,653,145      $  4,455,836
   Restricted cash                                                                       312,500            62,500
   Accounts receivable, net of allowance for doubtful accounts of approximately
        $697,000 and $611,000 at September 30, 1997 and 1998, respectively             8,439,704         7,437,822
   Accounts receivable - related party                                                 2,500,000           500,000
   Inventories, net                                                                    7,185,626        12,445,326
   Costs in excess of billings on uncompleted contracts                                       --            77,531
   Prepaid expenses and other current assets                                             120,393           130,075
                                                                                    ------------      ------------
        Total current assets                                                          22,211,368        25,109,090
Property, plant and equipment, net                                                    16,797,833        36,209,831
Goodwill                                                                                      --         2,457,000
Other assets, net                                                                        453,608         2,381,723
                                                                                    ------------      ------------
        Total assets                                                                $ 39,462,809      $ 66,157,644
                                                                                    ============      ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Note payable - related party                                                     $         --      $  7,000,000
   Accounts payable                                                                    4,050,216        12,022,628
   Accrued expenses                                                                    3,867,589         4,197,405
   Advanced billings                                                                   1,998,183         3,180,370
   Unearned service revenue                                                              124,279            52,778
   Capitalized lease obligation - current                                                 15,030           673,036
                                                                                    ------------      ------------
        Total current liabilities                                                     10,055,297        27,126,217
Long-term debt:
   Bank loans                                                                                 --        17,950,000
   Subordinated notes, net                                                             7,499,070         7,808,772
   Capitalized lease obligation, net of current portion                                   77,870           754,517
                                                                                    ------------      ------------
        Total liabilities                                                             17,632,237        53,639,506
                                                                                    ------------      ------------
Commitments and contingencies
Shareholders' equity:
Preferred Stock, $.0001 par value, 5,882,353 shares authorized, no shares outstanding in 1997 and 1998
Common stock, no par value, 23,529,411 shares authorized, 6,000,391 shares issued and outstanding in 1997 and 9,375,952 shares issued and
    outstanding in 1998                                                               45,816,774        87,443,237
Accumulated deficit                                                                  (23,777,658)      (67,258,454)
                                                                                    ------------      ------------
                                                                                      22,039,116        20,184,783
Notes receivable from warrant issuances and stock sales                                 (208,544)       (7,666,645)
                                                                                    ------------      ------------
        Total shareholders' equity                                                    21,830,572        12,518,138
                                                                                    ------------      ------------
        Total liabilities and shareholders' equity                                  $ 39,462,809      $ 66,157,644
                                                                                    ============      ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               EMCORE CORPORATION
                            STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998

                                                            ------------      ------------      ------------
                                                                1996              1997              1998
                                                            ------------      ------------      ------------
Revenues:
   Systems and materials                                    $ 24,066,506      $ 46,591,662      $ 42,820,791
   Services                                                    3,712,379         1,160,910           939,192
                                                            ------------      ------------      ------------
        Total revenues                                        27,778,885        47,752,572        43,759,983
Cost of sales:
   Systems and materials                                      16,121,938        29,309,898        24,148,783
   Services                                                    2,484,482           784,117           526,706
                                                            ------------      ------------      ------------
        Total cost of sales                                   18,606,420        30,094,015        24,675,489
                                                            ------------      ------------      ------------
        Gross profit                                           9,172,465        17,658,557        19,084,494
                                                            ------------      ------------      ------------
Operating expenses:
   Selling, general and administrative                         6,524,482         9,346,329        14,082,438
   Goodwill amortization                                                                             921,941
   Research and development - recurring                        5,401,413         9,001,188        16,494,888
   Research and development - one-time acquired
        in-process, non-cash                                          --                --        29,294,000
                                                            ------------      ------------      ------------
        Operating loss                                        (2,753,430)         (688,960)      (41,708,773)
                                                            ------------      ------------      ------------
Other expenses:
   Stated interest, net of interest income of $71,460,
        $236,945, and $448,227 for the years ended
        September 30, 1996, 1997 and 1998, respectively          297,093           519,422           972,992
   Imputed warrant interest expense, non-cash                    125,791         3,988,390           600,536
   Equity in net loss of unconsolidated affiliate                     --                --           198,495
                                                            ------------      ------------      ------------
        Loss before income taxes and
               extraordinary item                             (3,176,314)       (5,196,772)      (43,480,796)
Provision for income taxes                                            --           137,000                --
                                                            ------------      ------------      ------------
        Net loss before extraordinary item                    (3,176,314)       (5,333,772)      (43,480,796)
Extraordinary item - loss on early
        extinguishment of debt                                        --           285,595                --
                                                            ------------      ------------      ------------
        Net loss                                            $ (3,176,314)     $ (5,619,367)     $(43,480,796)
                                                            ============      ============      ============
Per share data:
  Basic shares used in per share data calculations             2,994,466         4,668,822         8,775,270
  Diluted shares used in per share data calculations           2,994,466         4,668,822         8,775,270
Net loss per basic share before extraordinary item          $      (1.06)     $      (1.14)     $      (4.95)
                                                            ============      ============      ============
Net loss per basic share                                    $      (1.06)     $      (1.20)     $      (4.95)
                                                            ============      ============      ============
Net loss per diluted share before
        extraordinary item                                  $      (1.06)     $      (1.14)     $      (4.95)
                                                            ============      ============      ============
Net loss per diluted basic share                            $      (1.06)     $      (1.20)     $      (4.95)
                                                            ============      ============      ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               EMCORE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                    AS OF SEPTEMBER 30, 1996, 1997 AND 1998

                                                   Common Stock                            Shareholders'       Total
                                           -----------------------------   Accumulated         Notes       Shareholders'
                                               Shares         Amount         Deficit        Receivable         Equity
                                           --------------- ------------- ---------------- ---------------- ---------------

BALANCE AT SEPTEMBER 30, 1995                  2,994,461    $16,637,566   $(14,981,977)      $(146,107)       $1,509,482

Issuance of common stock purchase                             2,340,000                                        2,340,000
   warrants

Notes receivable due from shareholders
   in connection with issuance of
   detachable warrants                                                                        (151,579)         (151,579)

Net loss                                                                    (3,176,314)                       (3,176,314)
                                           --------------- ------------- ---------------- ---------------- ---------------
BALANCE AT SEPTEMBER 30, 1996                  2,994,461     18,977,566    (18,158,291)       (297,686)          521,589

Issuance of common stock purchase
   warrants                                                   3,601,455                                        3,601,455

Issuance of common stock in initial
   public offering, net of issuance cost
   of $3,110,345                               2,875,000     22,764,655                                       22,764,655

Issuance of common stock on exercise of
   warrants                                       94,124        384,027                                          384,027

Issuance of common stock on exercise of
   stock options                                  34,965         53,640                                           53,640

Redemptions of notes receivable from
   shareholders                                                                                 31,842            31,842

Forgiveness of notes receivable from
   shareholder                                                                                  57,300            57,300

Compensatory stock issuances                       1,841         35,431                                           35,431

Net loss                                                                    (5,619,367)                       (5,619,367)
                                           --------------- ------------- ---------------- ---------------- ---------------
BALANCE AT SEPTEMBER 30, 1997                  6,000,391     45,816,774    (23,777,658)       (208,544)       21,830,572

Issuance of common stock purchase
   warrants                                                   1,309,546                                        1,309,546

Issuance of common stock on exercise of
   warrants in exchange for notes
   receivable                                  1,827,966      7,458,101                     (7,458,101)               --

Issuance of common stock and common
   stock purchase options and warrants
   in connection with the acquisition of       1,461,866     32,329,000                                       32,329,000
   MODE

Stock option exercise                             35,809         83,486                                           83,486

Stock purchase warrant exercise                    5,660         23,092                                           23,092

Issuance of common stock on exercise of
   warrants in exchange for subordinated
   notes                                          17,605         71,841                                           71,841

Compensatory stock issuances                      26,655        351,397                                          351,397

Net loss                                                                   (43,480,796)                      (43,480,796)
                                           --------------- ------------- ---------------- ---------------- ---------------
BALANCE AT SEPTEMBER 30, 1998                  9,375,952    $87,443,237   $(67,258,454)    $(7,666,645)      $12,518,138
                                           =============== ============= ================ ================ ===============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               EMCORE CORPORATION
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998

                                                             1996              1997              1998
                                                         ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $ (3,176,314)     $ (5,619,367)     $(43,480,796)
Adjustments to reconcile net loss to
           net cash used for operating activities:
        Acquired in-process research and                           --                --        29,294,000
           development, non-cash
        Depreciation and amortization                       1,871,016         3,187,755         6,051,105
        Provision for doubtful accounts                       146,418           515,000         1,118,000
        Provision for inventory valuation                     105,000           120,000           120,000
        Detachable warrant accretion and debt
           issuance cost amortization                         125,792         3,988,390           600,536
        Extraordinary loss on early extinguishment
           of debt                                                 --           285,595
        Equity in net loss of unconsolidated                                                      198,495
           affiliate
        Compensatory stock issuances                               --            35,431           351,397
        Write-off note receivable due from
           shareholder                                             --            57,300                --
Change in assets and liabilities:
        Accounts receivable - trade                        (1,041,956)       (5,929,533)            1,882
        Accounts receivable - related party                        --        (2,500,000)        2,000,000
        Inventories                                        (4,410,566)          339,414        (5,243,187)
        Costs in excess of billings on uncompleted             (2,882)           19,322           (77,531)
           contracts
        Prepaid expenses and other current assets             (26,784)          (60,458)           12,632
        Other assets                                         (468,565)           27,568          (623,775)
        Accounts payable                                    3,398,078        (2,029,154)        7,949,760
        Accrued expenses                                      777,899         1,880,943          (970,148)
        Advanced billings                                   1,122,667        (1,308,279)        1,182,187
        Billings in excess of costs on uncompleted           (306,359)               --                --
           contracts
        Unearned service revenue                               12,315           111,964           (71,501)
                                                         ------------      ------------      ------------
Total adjustments                                           1,302,073        (1,258,742)       41,893,852
                                                         ------------      ------------      ------------
Net cash and cash equivalents
       used for operating activities                       (1,874,241)       (6,878,109)       (1,586,944)
                                                         ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant, and equipment            (7,090,869)      (11,631,642)      (22,132,071)
     Acquisition, cash acquired                                    --                --           192,799
     Investment in unconsolidated affiliates                       --                --          (490,000)
     Funding of restricted cash                                    --          (312,500)          250,000
                                                         ------------      ------------      ------------
Net cash and cash equivalents used for
     investing activities                                  (7,090,869)      (11,944,142)      (22,179,272)
                                                         ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from initial public offering, net of
          issuance cost of $3,110,345                              --        22,764,655                --
     Proceeds under bank loans                                     --         8,000,000        17,950,000
     Proceeds from notes payable, related party             7,000,000
     Proceeds from subordinated note issuance              11,009,600                --                --
     Payments on demand note facility and                          --       (10,000,000)               --
          subordinated debt
     Proceeds from exercise of stock purchase                      --            85,121            23,092
          warrants
     Proceeds from exercise of stock options                       --            53,640            83,486
     Payments on capital lease obligations                 (3,000,000)           (5,723)         (487,671)
     Reduction in notes receivable from                            --           210,317                --
          shareholders
                                                         ------------      ------------      ------------
Net cash and cash equivalents provided by
      financing activities                                  8,009,600        21,108,010        24,568,907
                                                         ------------      ------------      ------------
Net (decrease) increase in cash and cash                     (955,510)        2,285,759           802,691
equivalents
Cash and cash equivalents at beginning of year              2,322,896         1,367,386         3,653,145
                                                         ------------      ------------      ------------
Cash and cash equivalents at end of year                 $  1,367,386      $  3,653,145      $  4,455,836
                                                         ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                   $    276,000      $    600,000      $  1,347,000
Cash paid for income taxes                                     55,000                --                --

NONCASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued on the exercise of warrants
      in exchange for subordinated notes                                                     $     71,841

Issuance of common stock on the exercise of warrants
      in exchange for notes receivable                                                       $  7,458,101

Issuance of common stock, and common stock purchase
      options and warrants in connection with the
      acquisition of MicroOptical Devices Inc.                                               $ 32,329,003


  Reference is made to Note 8 - Debt Facilities - for disclosure relating to certain non-cash warrant issuance.

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                               EMCORE Corporation

                         Notes to Financial Statements

NOTE 1.  DESCRIPTION OF BUSINESS

        EMCORE is a designer and developer of compound semiconductor materials and process technology and a manufacturer of production systems used to fabricate compound semiconductor wafers. Compound semiconductors are used in a broad range of applications in wireless communications, telecommunications, computers, and consumer and automotive electronics. The Company has recently capitalized on its technology base by expanding into the design and production of compound semiconductor wafers and package-ready devices and under specific arrangements has licensed certain process technologies. During fiscal 1998, the Company completed the acquisition of a development stage company focused on the research and development of optical laser technologies (see Note 3). The Company offers its customers a complete, vertically-integrated solution for the design, development and production of compound semiconductor wafers and devices.

        BASIS OF PRESENTATION AND LIQUIDITY. The accompanying financial statements have been prepared on a going concern basis. The Company for the year ended September 30, 1998, experienced a 10% decline in revenue of approximately $4.0 million and a substantial operating loss amounting to approximately $41.7 million (approximately $12.5 million excluding the effect of acquired in-process research and development) and had a working capital deficiency of $2.0 million.

        The Company's operations are subject to a number of risks, including but not limited to a history of net losses from operations, future capital needs, dependence on key personnel, competition and risk of technological obsolescence, governmental regulations and approvals, research and development results, continued development of its compound semiconductor manufacturing and marketing capabilities and a concentration of international sales in Asia. The Company's operations for the year ended September 30, 1998, were primarily funded through borrowings under existing credit facilities, as well as short-term advances from the Company's Chairman - aggregating $7.0 million as of September 30, 1998. The Company's Chairman has from time to time provided credit enhancements in the form of debt guarantees and has loaned the Company funds to support its expansion and capital equipment requirements. The Company's Chief Executive Officer has also provided credit enhancements in the form of debt guarantees for the Company. Subsequent to September 30, 1998, the Company completed a preferred stock private placement (the "Private Placement," see Note 17), resulting in proceeds of $21.2 million. The Company repaid its Chairman $8.5 million (including $1.5 million advanced to the Company subsequent to September 30, 1998), invested approximately $5.6 million in two unconsolidated ventures and the balance of approximately $7.0 million will be used for general working capital purposes. In addition, the Company's $10.0 million credit facility was extended to October 1, 1999. The Company's operating plans include, among other things attempting to improve (i) operating cash flow through increased sales of compound semiconductor systems, wafers and package-ready devices and (ii) managing its cost structure in relation to its anticipated level of revenues. The Company believes that its current liquidity, together with available credit facilities and the proceeds from the Private Placement, should be sufficient to meet its cash needs for working capital through fiscal 1999. However, if the proceeds from the Private Placement, cash generated from operations and cash on hand are not sufficient to satisfy the Company's liquidity requirements, the Company will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to the Company. If the Company is required to raise additional financing and if adequate funds are not available or are not available on acceptable terms, the ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures would be severely limited. Such a limitation could have a material adverse effect on the Company's business, financial condition or operations and the financial statements do not include any adjustment that could result therefrom.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The equity method of accounting is used for unconsolidated affiliates in which the Company's equity is at least 20% and not more than 50%. All significant intercompany transactions are eliminated upon consolidation.

        CASH AND CASH EQUIVALENTS. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. The Company had approximately $2,254,000 and $3,003,000 in cash equivalents at September 30, 1997 and 1998, respectively. As of September 30, 1998, the Company had restricted cash in the amount of $62,500 due to a contractual obligation.

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

        LONG-LIVED ASSETS. The carrying amount of assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that suggest impairment. To date no such impairment has been indicated. The Company determines if the carrying amount of a long-lived asset is impaired based on anticipated undiscounted cash flows before interest. In the event of an impairment, a loss is recognized based on the amount by which the carrying amount exceeds fair value of the asset. Fair value is determined primarily using the anticipated cash flows before interest, discounted at a rate commensurate with the risk involved.

        DEFERRED COSTS. Included in other assets are deferred costs related to obtaining product patents and debt issuance costs and an investment in an unconsolidated affiliate. Amortization expense related to product patents amounted to approximately $128,000, $40,000 and $79,000 for the years ended September 30, 1996, 1997 and 1998, respectively. During the year ended September 30, 1998, the Company issued 284,684 common stock purchase warrants in exchange for the guaranteeing of a credit facility by the Company's Chairman and Chief Executive Officer. The warrants were assigned a value of $1,310,000 which is being amortized over the eighteen month term of the facility. The warrants were valued by the Company based upon its application of the Black Scholes Option Pricing Model. Amortization expense related to such warrant issuance amounted to approximately $219,000 for fiscal 1998.

        GOODWILL. Goodwill is amortized using the straight-line method over three years. The Company evaluates annually whether there has been a permanent impairment in the value of goodwill. Any impairment would be recognized when the sum of expected undiscounted cash flows derived from the acquired business is less than its carrying value. If such an impairment occurred, the amount of the impairment would be based on the fair value of the acquired business as determined by the market value of comparable companies on the present value of expected cash flows.

        INCOME TAXES. The Company recognizes deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial-statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The primary sources of temporary differences are depreciation and amortization of intangible assets.

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

        REVENUE AND COST RECOGNITION--CONTRACT REVENUe. The Company's research contracts require the development or evaluation of new materials applications and have a duration of six to thirty-six months. For research contracts with the U.S. Government and commercial enterprises with duration's greater than six months, the Company recognizes revenue to the extent of costs incurred plus the estimated gross profit as stipulated in such contracts, based upon contract performance. Contracts with a duration of six months or less are accounted for on the completed contract method. A contract is considered complete when all costs, except insignificant items, have been incurred, and the research reporting requirements to the customer have been met. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs, as well as coverage of certain general and administrative costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenues from contracts amounted to approximately $3,295,000, $614,000 and $438,000 for the years ended September 30, 1996, 1997 and 1998, respectively.

        RESEARCH AND DEVELOPMENT. Research and development costs related to the development of both present and future products and Company sponsored materials application research are charged to expense as incurred. In connection with the acquisition of MicroOptical Devices, Inc. ("MODE"), the Company they recorded a charge of $29,294,000 for acquired in-process research and development.

        FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company estimates the fair value of its financial instruments based upon discounted cash flow analyses using the Company's incremental borrowing rate on similar instruments as the discount rate. As of September 30, 1998, the fair value of the Company's subordinated notes exceeded the carrying value of such instruments by approximately $830,000. As of September 30, 1998, the carrying values of the Company's cash and cash equivalents, receivables, accounts payable and variable rate based debt as reflected on the Company's accompanying balance sheet approximates fair value.

        USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company's most significant estimates relate to acquired in-process research and development, accounts receivable and inventory valuation reserves, warranty and installation accruals, estimates of cost and related gross profits on certain research contracts and the valuation of long-lived assets.

         NET LOSS PER SHARE. The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per share" ("SFAS No. 128") effective with its first quarter. Basic and diluted earnings per share calculated pursuant to SAFS No. 128 have been restated for all periods presented to give effect to the Securities and Exchange Commission's Staff Accounting Bulletin No. 98 which eliminated certain computational requirements of Staff Accounting Bulletin No. 64.

         Basic earnings per common share was calculated by dividing net loss by the weighted average number of common stock shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the Company's earnings per share calculations.


                                                   Years Ended September 30,
                                        ------------------------------------------------
                                            1996              1997              1998
                                        ------------      ------------      ------------
Net loss                                $ (3,176,314)     $ (5,619,367)     $(43,480,796)
Earnings per common share - basic       $      (1.06)     $      (1.20)     $      (4.95)
Earnings per common share - diluted     $      (1.06)     $      (1.20)     $      (4.95)

Common share - basic                       2,994,466         4,668,822         8,775,270

EFFECT OF DILUTIVE SECURITIES:
Stock options and warrants                        --                --                --
Common shares - diluted                    2,994,466         4,668,822         8,775,270

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131. "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will be required to adopt this standard in its fiscal year ended September 30, 1999. The adoption of SFAS No. 131 is not expected to have an impact on the Company's results of operations, financial position or cash flows.

         In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132"), which revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 132 is not expected to have an impact on the Company's results of operations, financial position or cash flows.

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 14, 1998. SOP 98-1 provides guidance over accounting for computer software development or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company does not expect the adoption of this standard to have a material effect results of operations, financial position or cash flows.

         In April 1998, AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start up activities and organization costs to be expenses as incurred. As the Company has expensed these costs historically, the adoption of this standard is not expected to have a significant impact on its results of operations, financial position or cash flows.

         RECLASSIFICATIONS. Prior period balances have been reclassified to conform with the current period financial statement presentation.

NOTE 3.  ACQUISITION

         On December 5, 1997, the Company acquired all of the outstanding capital stock of MODE in exchange for 1,461,866 shares of EMCORE common stock, 200,966 common stock purchase options (exercise prices ranging from $0.43 to $0.59), and 47,118 common stock purchase warrants (exercise prices ranging from $4.32 to $5.92). The purchase price was approximately $32,829,000 including direct acquisition costs of approximately $500,000. The acquisitions of MODE was recorded using the purchase method of accounting. Accordingly, the results of operations of the acquired business and the fair values of the acquired tangible and intangible assets and assumed liabilities have been included in the Company's financial statements as of December 5, 1997. The allocation of the fair value of the net assets acquired is as follows:

         Net tangible assets                              $   156,000
         Goodwill                                           3,379,000
         Acquired in process research and development      29,294,000
                                                          -----------

        Total purchase price                             $32,829,000
                                                         ===========

         MODE was a development stage company (incorporated in August 1995) and had 18 employees at the date of acquisition. MODE's activities were substantially dedicated towards the research and development of micro optical laser devices at the date of acquisition.

         The amount allocated to acquired in-process research and development was determined through an independent valuation, which includes a number of estimates and assumptions. The amount allocated to acquired in-process research and development was immediately written-off. Goodwill is being amortized over a period of three years.

         The following unaudited pro forma basis financial information reflects the combined results of operations of the Company and MODE, as if MODE had been acquired as of October 1, 1996. The summary includes the impact of certain adjustments, such as goodwill amortization and the number of shares outstanding.

                                                (UNAUDITED)
                                         YEAR ENDED SEPTEMBER 30,
                                       -----------------------------
                                         1997             1998
                                       ------------     ------------
Revenue                                $ 48,313,000     $ 43,860,000
Net loss before extraordinary item        8,769,000       15,085,000
Net loss                                  9,055,000       15,085,000
Net loss, per share                    $       1.42     $       1.72

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

NOTE 4.  CONCENTRATION OF CREDIT RISK

        The Company sells its compound semiconductor products domestically and internationally. The Company's international sales are generally made under letter of credit arrangements.

         For the years ended September 30, 1996, 1997 and 1998, the Company sold 42.5%, 42.0% and 39.1% of its products to foreign customers, respectively.

         The Company's world-wide sales to major customers were as follows:

                                            As of September 30,
                         -----------------------------------------------------
                             1996                1997                  1998
                         -----------          -----------          -----------
Customer A               $ 6,558,930          $ 4,872,540          $ 7,563,137
Customer B                 1,773,864            7,158,619            5,602,120
Customer C                        --            2,500,000            2,501,500
Customer D                 1,530,000            3,085,000              178,856
Customer E                 2,075,722                   --                   --
                         -----------          -----------          -----------
          Total          $11,938,516          $17,616,159          $15,845,613
                         ===========          ===========          ===========


        The Company performs material application research under contract with the U.S. Government or as a subcontractor of U.S. Government funded projects.

        The Company performs ongoing credit evaluations of its customers' financial condition and collateral is not requested. The Company maintains reserves for potential credit losses based upon the credit risk of specified customers, historical trends and other information. To reduce credit risk and to fund manufacturing costs, the Company requires periodic prepayments or irrevocable letters of credit on most production system orders. During the quarter ended June 30, 1998, the Company wrote off outstanding receivables of approximately $1.0 million which was due from an Asian customer. Prior to this event, the Company's credit losses generally had not exceeded its expectations.

        The Company has maintained cash balances with certain financial institutions in excess of the $100,000 insured limit of the Federal Deposit Insurance Corporation.

NOTE 5.  INVENTORIES

        The components of inventories consisted of the following:

                                                As of September 30,
                                        -------------------------------------
                                              1997               1998
                                        -----------------  ------------------

Raw materials                                 $6,513,379         $11,346,487
Work-in-process                                  672,247           1,091,971
Finished goods                                        --               6,868
                                        -----------------  ------------------
                 Total                        $7,185,626         $12,445,326
                                        =================  ==================

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

        Major classes of property and equipment are summarized below:

                                                As of September 30,
                                        ------------------------------------
                                              1997               1998
                                        -----------------  -----------------

Land                                       $          --      $   1,028,902
Building                                              --          7,493,385
Equipment                                     19,190,770         28,367,324
Furniture and fixtures                         2,300,146          3,255,680
Leasehold improvements                         6,085,256          9,948,121
Fixed assets under capital leases                 98,623          2,042,728
                                        -----------------  -----------------
                                              27,674,795         52,136,140
Less: accumulated depreciation and
     amortization                           (10,876,962)       (15,926,309)
                                        -----------------  -----------------
                 Total                     $  16,797,833      $  36,209,831
                                        =================  =================

        At September 30, 1998, minimum future lease payments due under the capital leases are as follows:

Period ending September 30,
     1999                                                      $   796,648
     2000                                                          741,345
     2001                                                           62,478
     2002                                                           25,336
     2003 and thereafter                                                --
                                                          -----------------
Total minimum lease payments                                     1,625,807
Less: amount representing interest (average rate of              (198,254)
     9.8%)                                                -----------------
Net minimum lease payments                                       1,427,553
Less:  current portion                                           (673,036)
                                                          -----------------
Long-term portion                                              $   754,517
                                                          =================

        The provisions for depreciation and amortization expense on owned property and equipment amounted to approximately $1,743,000, $3,148,000 and $4,683,000 for the years ended September 30, 1996, 1997 and 1998, respectively. Accumulated amortization on assets accounted for as capital lease amounted to approximately $366,000 as of September 30, 1998.

        Included in equipment above are ten systems and 18 systems with a combined net book value of approximately $5,057,000 and $9,644,000 at September 30, 1997 and 1998, respectively. Such systems are utilized for the production of compound semiconductor wafers and package-ready devices for sale to third parties, systems demonstration purposes, system sales support, in-house materials applications, internal research and contract research funded by third parties.

NOTE 7.  ACCRUED EXPENSES

        Accrued expenses consisted of the following:

                                              As of September 30,
                                        ---------------------------------
                                             1997             1998
                                        ---------------------------------

Accrued payroll, vacation and other
   employee expenses                        $1,659,428        $2,113,765
Installation and warranty costs              1,411,120           704,114
Interest                                       272,445           346,250
Other                                                          1,033,276
                                               524,596
                                        ---------------------------------
                 Total                      $3,867,589        $4,197,405
                                        =================================

NOTE 8.  DEBT FACILITIES

        1998 Agreement:

        On June 22, 1998, the Company entered into an $8.0 million loan agreement with First Union National Bank (the "1998 Agreement"), which expires December 31, 1999. The 1998 Agreement bears interest at a rate equal to one-month LIBOR plus three-quarters of one percent per annum (or 6.4% at September 30, 1998). As of September 30, 1998, $8.0 million was outstanding under the 1998 Agreement and is due and payable on December 31, 1999. The 1998 Agreement is guaranteed by both the Company's Chairman and Chief Executive Officer. In exchange for guaranteeing the facility, the Chairman and the Chief Executive Officer were granted an aggregate of 284,684 common stock purchase warrants exercisable at $11.375 per share until May 1, 2001. These warrants are callable at the Company's option at $0.85 per warrant at such time as the Company's Common Stock has traded at or above 150% of the exercise price for a period of thirty days.

        The Company assigned a value of $1,310,000 to the warrants issued to the guarantors. This valuation was based upon the Company's application of the Black Scholes Option Pricing Model. This value is accounted for as debt issuance cost and will be amortized over the eighteen month life of the 1998 Agreement.

        1997 Agreement:

        On March 31, 1997, the Company entered into a $10.0 million loan agreement (the "1997 Agreement"). The Agreement bears interest at the rate of Prime plus 50 basis points (8.0% and 9.0% at September 30, 1998 and 1997, respectively). As of September 30, 1998 the Company had $9,950,000 outstanding under this facility. As of September 30, 1997, there were no amounts outstanding under this facility.

        As a result of the net loss for the quarter ended June 30, 1998, the Company was not in compliance with the 1997 Agreement fixed charged coverage ratio covenant. The Company received a waiver from the bank regarding this non-compliance. The 1997 Agreement was extended to November 30, 1998 and subsequently further extended through October 1, 1999. The 1997 Agreement's financial covenants were modified under the second extension, and management believes that the Company will be able to comply with such requirements throughout fiscal 1999. In addition, the Company's Chairman will guarantee such debt in the event the Company does not meet certain financial covenants.

        Subordinated Notes:

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

        The Company assigned a value of $1,440,000 to the May 1, 1996 detachable warrants and $900,000 to the September 1, 1996 detachable warrants. These valuations were based upon the Company's application of Black Scholes and the Company's assessment of the underlying valuation factors, as well as an assessment of the terms of the Subordinated Notes. The carrying value of the Subordinated Notes will be subject to periodic accretions, using the interest method, in order for the carrying amount to equal the Company's obligation upon maturity. As a result, the May 1, 1996 and September 1, 1996 Subordinated Notes have an effective interest rate of approximately 9.3% and 15.0%, respectively. For the years ended September 30, 1998, 1997 and 1996, imputed warrant interest related to the subordinated notes amounted to $593,000, $3,988,000 and $126,000, respectively.

        Demand Note Facilities:

        On September 17, 1998, the Company borrowed $7.0 million from its Chairman. The loan bears interest at 9.75% per annum. In addition, on October 23, 1998 the Company borrowed an additional $1.5 million from its Chairman on identical terms. The entire sum of $8.5 million borrowed plus interest was repaid from the proceeds of the Private Placement.

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

NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

        Facility and equipment rent expense under such leases amounted to approximately $350,000, $548,000 and $554,000 for the years ended September 30, 1996, 1997 and 1998, respectively.

        Future minimum rental payments under the Company's non-cancelable operating leases with an initial or remaining term of one year or more as of September 30, 1998 are as follows:

Period Ending September 30,               Operating
---------------------------             --------------
1999                                         $712,000
2000                                          359,000
2001                                           74,000
2002 (and thereafter)                          21,000
                                        -------------
     Total minimum lease payments          $1,166,000
                                        =============

        The Company is from time to time involved in litigation incidental to the conduct of its business. Management and its counsel believe that such pending litigation will not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

NOTE 10.  INCOME TAXES

        Income tax expense consists of the following:

                                                    Years ended September 30,
                                   -------------------------------------------------------------
                                          1996                 1997                 1998
                                   -------------------  -------------------  -------------------
Current:
     Federal                               $       --            $ 113,000           $       --
     State                                         --               24,000                   --
                                   -------------------------------------------------------------
                                                   --              137,000                   --
Deferred:                                                                                    --
     Federal                                       --                   --                   --
     State                                         --                   --                   --
                                   ----------------------------------------  -------------------
              Total                        $       --            $ 137,000           $       --
                                   ===================  ===================  ===================

         The principal differences between the U.S. statutory and effective income tax rates were as follows:

                                                       Years ended September 30,
                                        --------------------------------------------------------
                                              1996               1997                1998
                                        -----------------  ------------------  -----------------
US statutory income tax (benefit)
     expense rate                            (34.0)%            (34.0)%             (34.0)%
Net operating loss carryforward                --                  --                  --
Net operating loss not utilized               27.7                1.7                44.5
Expenses not yet deductible for
     tax purposes                              6.3               32.0               (10.5)
AMT and state taxes                             --                2.9                  --
                                        -----------------  ------------------  -----------------
Effective tax rate                             0.0%               2.6%                0.0%
                                        =================  ==================  =================

        The components of the Company's net deferred taxes were as follows:

                                                                       Years ended September 30,
                                                               -------------------------------------------
                                                                        1997                  1998
                                                               ------------------------ ------------------
Deferred tax assets:
     Federal net operating loss carryforwards                             $  3,502,348        $ 7,943,877
     Research credit carryforwards (state and federal)                         718,644          1,479,221
     Inventory reserves                                                        207,732            247,521
     Accounts receivable reserves                                              243,996            239,701
     Interest                                                                1,461,389          1,657,337
     Accrued installation reserve                                              362,379            163,778
     Accrued warranty reserve                                                  158,202             75,621
     State net operating loss carryforwards                                    461,821          1,494,064
     Other                                                                     144,586            238,318
     Valuation reserve - federal                                            (5,583,217)        (9,438,122)
     Valuation reserve - state                                              (1,334,975)        (3,751,314)
                                                               ------------------------ ------------------
               Total deferred tax assets                                       342,905            350,002

Deferred tax liabilities:
     Fixed assets and intangibles                                            (342,905)          (350,002)
                                                               ------------------------ ------------------
               Total deferred tax liabilities                                (342,905)          (350,002)

                         Net deferred taxes                               $         --        $        --
                                                               ======================== ==================

        The Company has established a valuation reserve as it has not determined that it is more likely than not that the net deferred tax asset is realizable, based upon the Company's past earnings history.

        As of September 30, 1998, the Company has net operating loss carryforwards for regular tax purposes of approximately $22.0 million which expire in the years 2003 through 2013. The Company believes that the consummation of certain equity transactions and a significant change in the ownership during fiscal years 1995 and 1998 have constituted a change in control under Section 382 of the Internal Revenue Code ("IRC"). Due to the change in control, the Company's ability to use its federal net operating loss carryovers and federal research credit carryovers to offset future income and income taxes, respectively, are subject to annual limitations under IRC Section 382 and 383.

        The Company believes that the acquisition of MODE and the consummation of certain other equity transactions has constituted a change in control in fiscal 1998 under Section 382 of the IRC. As such, Federal net operating loss carryovers and research credit carryovers incurred subsequent to the Company's fiscal 1995 change in control (as described above) will also be subject to annual limitations under IRC Section 382 and 383.

NOTE 11.  STOCKHOLDERS' EQUITY

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

Preferred Stock

        The Company's certificate of incorporation authorizes the Board of Directors to issue up to 5,882,353 shares of preferred stock of the Company upon such terms and conditions having such rights, privileges and preferences as the Board of Directors may determine.

NOTE 12.  STOCK OPTIONS AND WARRANTS

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

         During fiscal 1998, options with respect to 816,284 shares were granted pursuant to the Company's Option Plan or issued in connection with the MODE acquisition at exercise prices ranging from $0.44 to $20.00 per share.

         Stock options granted generally vest over three to five years and are exercisable over a ten year period. As of September 30, 1996, 1997 and 1998, options with respect to 162,764, 199,368 and 481,863 shares were exercisable, respectively.

        The following table summarized the activity under the plan:

                                                                            Weighted
                                                                             Average
                                                              Shares     Exercise Price
                                                      ---------------      ------------
Outstanding as of September 30, 1995                          281,470             $3.03
        Granted                                                57,942              6.04
        Exercised                                                  --                --
        Canceled                                                   --                --
                                                      ---------------      ------------
Outstanding as of September 30, 1996                          339,412             $3.54
        Granted                                               182,700             11.06
        Exercised                                             (42,165)             3.17
        Canceled                                               (4,475)             3.08
                                                      ---------------      ------------
Outstanding as of September 30, 1997                          475,472             $6.47
        Granted                                               816,284             10.18
        Exercised                                             (35,809)             2.33
        Canceled                                              (43,221)            10.22
                                                      ---------------   ---------------
Outstanding as of September 30, 1998                        1,212,726             $8.95
                                                      ===============   ===============

As of September 30, 1998, stock options outstanding were as follows:


  Exercise                                           Options              Weighted Average Remaining          Exercisable
   Prices                                          Outstanding             Contractual Life (Years)             Options
------------                                       -----------            --------------------------          -----------
$ 0 less than x Less than or equal to $ 5            419,531                        7.96                            295,423
$ 5 less than x Less than or equal to $10             22,500                        9.88                                 --
$10 less than x Less than or equal to $15            661,975                        9.17                            178,873
$15 less than x Less than or equal to $20             74,720                        9.19                                767
$20 less than x Less than or equal to $25             34,000                        8.94                              6,800

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

                                                  Years ended September 30,
                                                  --------------------------
                                                     1997           1998
                                                  ----------     -----------
Net loss before extraordinary item
     As reported                                  $5,333,772     $43,480,796
     Pro forma                                    $5,441,274     $44,099,847

Net loss per basic and diluted share
 before extraordinary item
     As reported                                      $(1.14)         $(4.95)
     Pro forma                                        $(1.17)         $(5.03)

Net loss
     As reported                                  $5,619,367     $43,480,796
     Pro forma                                    $5,726,869     $44,099,847

Net loss per basic and diluted share

     As reported                                      $(1.20)         $(4.95)
     Pro forma                                        $(1.23)         $(5.03)

        The weighted average fair value of the Company's stock options was calculated using Black-Scholes with the following weighted-average assumptions used for grants: No dividend yield; expected volatility of 0% prior to the Company's initial public offering and 60% thereafter; a risk-free interest rate of 6.04% and 5.57% for fiscal years 1997 and 1998, respectively, expected lives of 5 years. The weighted average fair value of options granted during the years ended September 30, 1997 and 1998 is $3.82 and $7.50 per share, respectively. Stock options granted by the Company prior to its initial public offering were valued using the minimum value method under FASB No. 123.

WARRANTS

        Set forth below is a summary of the Company's outstanding warrants at September 30, 1998:

                            Exercise                                Expiration
      Security               Price             Warrants                Date
----------------------  -----------------  ------------------  ---------------------
Common Stock(1)                 $4.08              385,428           May 1, 2001

Common Stock(2)                 $4.33               36,990         August 21, 2006

Common Stock(2)                 $5.92               10,128           May 16, 2007

Common Stock(3)                $10.20            1,225,490         September 1, 2001

Common Stock(4)                $11.38              284,684           May 1, 2001

----------------------

(1) Issued in connection with the Company's May 1996 subordinated note issuance.
(2) Issued in connection with the MODE acquisition.
(3) Issued in connection with the Company's September 1996 subordinated debt issuance and October 1996 debt guarantee.
(4) Issued in connection with 1998 Agreement guarantee.

NOTE 13.  RELATED PARTIES

        In May 1995, 52% of the Company's outstanding shares of Common Stock were purchased by Jesup & Lamont Merchant Partners, L.L.C. ("JLMP"). Prior to May 12, 1997, a majority of the Company's then six directors were members of JLMP. On May 12, 1997, JLMP distributed all of its shares of the Company to the individual members of JLMP. In May 1995, the Company entered into a consulting agreement (the "Agreement") with Jesup & Lamont Capital Markets, Inc. ("Jesup & Lamont") pursuant to which Jesup & Lamont agreed to provide financial advisory and employee services for the Company for one year. Total fees paid to Jesup & Lamont amounted to approximately $241,697 for the fiscal year ended September 30, 1996. No fees were paid to Jesup & Lamont during the fiscal years ended September 30, 1998 and 1997.

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

        In fiscal 1997, the Company entered into a non-exclusive and non-refundable technology licensing and royalty agreement with Uniroyal Technology Corporation ("UTC") for the process technology to develop and manufacture high brightness light emitting diodes ("LEDs"). During fiscal 1998 and 1997, revenue associated with the UTC licensing agreement amounted to $2.5 million and $2.5 million, respectively. At the time the transaction was originally entered into, UTC's Chairman and CEO was a member of EMCORE's Board of Directors and EMCORE's Chairman was on the Board of Directors of UTC. All related party accounts receivable for fiscal 1997 have been paid in full. As of September 30, 1998, the Company had an outstanding related party receivable of $500,000.

        In July 1998, the Company and a wholly-owned subsidiary of UTC entered into a venture to produce and market compound semi-conductor products. The Company has a 49% non-controlling minority interest. The Company's rights under the venture agreement are protective and as such, the Company accounts for its interest in the venture under the equity method of accounting. The investment in this venture amounted to $490,000 as of September 30, 1998, and has been classified as a component of other long-term assets. For the year ended September 30, 1998, the Company recognized a loss of $198,000 related to this venture, which has been recorded as a component of other income and expense.

         The President of Hakuto Co. Ltd. ("Hakuto"), the Company's Asian distributor, is a member of the Company's Board of Directors and Hakuto is a minority shareholder of the Company. During the year ended September 30, 1998, sales made through Hakuto approximated $9.2 million.

        On June 22, 1998, the Company entered into the 1998 Agreement. The 1998 Agreement was guaranteed by the Chairman and the Chief Executive Officer of the Company (see Note 8). In return for guaranteeing the facility, the Company granted the Chairman and the Chief Executive Officer an aggregate of 284,684 common stock purchase warrants at $11.375 per share which expire May 1, 2001. These warrants are callable at the Company's option at $0.85 per warrant at such time as the Company's common stock has traded at or above 150% of the exercise price for a period of 30 days.

        On September 17, 1998, the Company borrowed $7.0 million from its Chairman, Thomas J. Russell. The loan bears interest at 9.75% per annum. In addition, on October 23, 1998 the Company borrowed an additional $1.5 million from its Chairman on identical terms. The entire $8.5 million, borrowed from Mr. Russell was repaid from the proceeds of a private placement (See Note 8).

NOTE 14.  EXPORT SALES

        The information below summarizes the Company's export sales by geographic area. The Company's export sales to the Far East and Europe are as follows:

                                        Far East              Europe                Total
                                       -----------          -----------          -----------

Year ended September 30, 1996          $ 8,209,309          $ 3,588,066          $11,797,375

Year ended September 30, 1997          $14,583,981          $ 5,478,186          $20,062,167

Year ended September 30, 1998          $15,527,169          $ 1,584,851          $17,112,020


NOTE 15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   Operating                             Net (Loss)
                                                    (Loss)            Net (Loss)          Income Per
                                 Revenues           Income              Income              Share
                                 --------          --------            --------            --------
(in thousands except per share data)
FISCAL YEAR 1997:
     December 31, 1996           $  8,591          $ (2,585)           $ (3,798)           $  (0.86)
     March 31, 1997                12,929               147              (3,150)              (0.82)
     June 30, 1997                 14,106               907                 830                0.10
     September 30, 1997            12,126               841                 498                0.06

FISCAL YEAR 1998:
     December 31, 1997             12,357          $(29,223)*          $(29,389)*          $  (4.15)*
     March 31, 1998                13,808               200                  37                0.00
     June 30, 1998               $  9,074            (7,141)             (7,446)              (0.80)
     September 30, 1998          $  8,521            (5,544)             (6,683)              (0.71)

----------------------
*includes $29.3 million one-time acquired in-process, non-cash research and development.

NOTE 16.  EMPLOYEE SAVINGS PLAN

        The Company has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Effective August 1, 1997, the Company began contributing to the Savings Plan. All employer contributions are made in the Company's common stock. For the year ended September 30, 1998, the Company contributed approximately $252,000 to the Savings Plan.

NOTE 17.  SUBSEQUENT EVENTS (UNAUDITED)

Preferred Stock Private Placement

        On November 30, 1998, the Company sold an aggregate of 1,550,000 shares of Series I Redeemable Convertible Preferred Stock for aggregate consideration of $21.7 million before deducting costs and expenses of the offering of approximately $500,000. The shares of Series I Preferred Stock are convertible, at any time, at the option of the holders thereof, unless previously redeemed, into shares of Common Stock at an initial conversion price of $14.00 per share of Common Stock, subject to adjustment in certain cases. The Series I Preferred Stock is redeemable, in whole or in part, at the option of the Company at any time the Company's stock has traded at or above $28.00 per share for 30 consecutive trading days, at a price of $14.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. In addition, the Series I Preferred Stock is subject to mandatory redemption by the Company at $14.00 per share plus accrued and unpaid dividends, if any, on November 17, 2003.

Joint Ventures

        In November 1998, the Company formed a joint venture with Union Miniere Inc. to explore and develop alternate uses of germanium substrates. The Company also formed a joint venture in November 1998, with Optek Technology, Inc. to market an expanded line of magneto resistive sensors.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of EMCORE Corporation

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of EMCORE Corporation and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 2 (Net loss per share), the Company has changed its method of calculating earnings per basic and diluted common share.


                           PricewaterhouseCoopers LLP


Florham Park, New Jersey
November 30, 1998,

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

        Management has developed, and in 1998 continued to strengthen, a system of internal accounting and other controls for the Company. Management believes these controls provide reasonable assurance that assets are safeguarded from loss or unauthorized use and that the Company's financial records are a reliable basis for preparing the financial statements. Underlying the concept of reasonable assurance is the premise that the cost of control should not exceed the benefit derived.

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


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated herein by reference to the Company's 1999 Proxy Statement which will be filed on or before January 28, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the Company's 1999 Proxy Statement which will be filed on or before January 28, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the Company's 1999 Proxy Statement which will be filed on or before January 28, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this term is incorporated herein by reference to the Company's 1999 Proxy Statement which will be filed on or before January 28, 1999.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

14(A)(1)       FINANCIAL STATEMENTS:

                                                                                                          Page
                                                                                                        Reference
                                                                                                        ---------
        Included in Part II, Item 8 of this report:

        Balance sheets as of September 30, 1997 and 1998                                                    23

        Statements of operations for the years ended September 30, 1996, 1997 and 1998                      24

        Statements of shareholders' equity for the years ended September 30, 1996, 1997 and 1998            25

        Statements of cash flows for the years ended September 30, 1996, 1997 and 1998                      26

        Notes to financial statements                                                                    27-41

        Report of independent accountants                                                                   42

14(A)(2)       Financial Statement Schedule:

        Included in Part IV of this report:

        Schedule II - Valuation and qualifying accounts and reserves                                        48

        Other schedules have been omitted since they are either not required or not applicable.


14(A)(3)       EXHIBITS

EXHIBIT NO.    DESCRIPTION
----------     ------------
   3.1         Restated Certificate of Incorporation, amended February 3, 1997
               (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 6, 1997 (the "1997 S-1")).*

   3.2 Amended By-Laws, as amended January 11, 1989 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the 1997 S-1).*

   3.3 Certificate of Amendment to the Certificate of Incorporation, dated November 19, 1998.

   4.1 Specimen certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the 1997 S-1).*

   4.2         Form of $11.375 Warrant.

  10.1 1995 Incentive and Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the 1997 S-1).*

  10.2         1996 Amendment to Option Plan (incorporated by reference to
               Exhibit 10.2 to Amendment No. 1 to the 1997 S-1).*

  10.3 Specimen Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the 1997 S-1).*

  10.4 Second Amended and Restated Distributorship Agreement dated as of March 31, 1998 between the Company and Hakuto. Confidential treatment has been requested by the Company for portions of this document. Such portions are indicated by "[*]".

  10.5 Amendment to Lease for premises at 394 Elizabeth Avenue, Somerset, New Jersey 08873 (incorporated by reference to Exhibit
               10.5 to Amendment No. 1 to the 1997 S-1).*

  10.6 Registration Rights Agreement relating to September 1996 warrant issuance (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the 1997 S-1).*

  10.7 Registration Rights Agreement relating to December 1996 warrant issuance (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the 1997 S-1).*

  10.8 Form of 6% Subordinated Note Due May 1, 2001 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the 1997 S-1).*

  10.9 Form of 6% Subordinated Note Due September 1, 2001 (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the 1997 S-1).*

  10.10 Form of $4.08 Warrant (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the 1997 S-1).*

EXHIBIT NO.    DESCRIPTION
-----------    -----------

  10.11        Form of $10.20 Warrant (incorporated by reference to Exhibit
               10.12 to Amendment No. 1 to the 1997 S-1).*

  10.12 Consulting Agreement dated December 6, 1996 between the Company and Norman E. Schumaker (incorporated by reference to Exhibit
               10.14 to Amendment No. 1 to the 1997 S-1).*

  10.13 Purchase Order issued to the Company by General Motors Corporation on November 17, 1996. (incorporated by reference to
               Exhibit 10.15 to Amendment No. 1 to the 1997 S-1).* Confidential treatment has been requested by the Company with respect to portions of this document. Such portions are indicated by "[*]".

  10.14 Acquisition Agreement, dated as of December 5, 1997, between the Company and MicroOptical Devices, Inc. (incorporated by reference to Exhibit 2 to the Company's filing on Form 8-K, dated December 22, 1997).*

  10.15 Purchase Agreement, dated November 30, 1998, by and between the Company, Hakuto UMI and UTC.

  10.16 Registration Rights Agreement, dated November 30, 1998 by and between the Company, Hakuto, UMI and UTC.

  10.17 Long Term Purchase Agreement dated November 24, 1998 by and between the Company and Space Systems/Loral, Inc. Confidential treatment has been requested by the Company with respect to portions of this document. Such portions are indicated by "[*]."

  10.18 Promissory Note, dated June 22, 1998 by the Company in favor of First Union National Bank.

  10.19 Second Amendment to Revolving Loan and Security Agreement, dated as of November 30, 1998 between the Company and First Union National Bank.

  21           Subsidiaries of the registrant.

  23.1         Consent of Pricewaterhouse Coopers LLP

  27           Financial Data Schedule.

----------

*     Incorporated by reference.


14(B)          Reports on Form 8-K:

               The Company filed a current report on Form 8-K dated August 6,
                1998 which set forth information under Item 5.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Somerset, State of New Jersey, on December 28, 1998.



                                EMCORE CORPORATION



                                By /s/ REUBEN F. RICHARDS, JR.
                                   --------------------------------------------
                                   Name: Reuben F. Richards, Jr.
                                   TITLE: PRESIDENT AND CHIEF EXECUTIVE OFFICER


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of EMCORE Corporation in the capacities indicated, on December 28, 1998.

              SIGNATURE                              TITLE
              ---------                              -----


    /s/ THOMAS J. RUSSELL               Chairman of the Board and Director
--------------------------------------
        Thomas J. Russell



    /s/ REUBEN F. RICHARDS, JR.         President, Chief Executive Officer and
--------------------------------------  Director (Principal Executive Officer)
        Reuben F. Richards, Jr.



    /s/ THOMAS G. WERTHAN               Vice President, Chief Financial Officer,
--------------------------------------  Secretary and Director (Principal
        Thomas G. Werthan               Accounting and Financial Officer)



    /s/ RICHARD A. STALL                Director
--------------------------------------
        Richard A. Stall



    /s/ ROBERT LOUIS-DREYFUS            Director
--------------------------------------
        Robert Louis-Dreyfus



    /s/ HUGH H. FENWICK                 Director
--------------------------------------
        Hugh H. Fenwick



    /s/ SHIGEO TAKAYAMA                 Director
--------------------------------------
        Shigeo Takayama



    /s/ CHARLES T. SCOTT                Director
---------------------------------------
        Charles T. Scott

                                                                    SCHEDULE II





                               EMCORE CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998




                                                                           Additions
                                                         Balance at        Charged to                         Balance at
                                                        Beginning of       Costs and         Write-offs         End of
                                                           Period           Expenses        (Deductions)        Period
                                                        --------------    -------------    ---------------    ------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
----------------------------------------------------
Year Ended September 30, 1996                                $164,000       $  183,000       $   (37,000)        $310,000
Year Ended September 30, 1997                                 310,000          515,000          (128,000)         697,000
Year Ended September 30, 1998                                 697,000        1,118,000        (1,203,000)         612,000

RESERVES FOR INVENTORY OBSOLESCENCE
----------------------------------------------------
Year Ended September 30, 1996                                $115,000       $  105,000                --         $220,000
Year Ended September 30, 1997                                 220,000          120,000                --          340,000
Year Ended September 30, 1998                                 340,000          120,000                --          460,000

