Form 10-Q
period 1998-12-31
EMCORE CORP
filed 1999-02-04
CIK 808326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                                   (Mark one):
 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                        For the transition period from _________ to

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

          As of February 1, 1999 there were 9,426,030 shares of the registrant's no par value common stock outstanding.

Part I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                      December 31,
                                                                  1998            1997
                                                             --------------------------------

Revenue....................................................          $10,125         $12,357

Cost of sales..............................................            6,016           6,376
                                                             --------------------------------

Gross profit...............................................           $4,109          $5,981
                                                             --------------------------------

Operating expenses:
   Selling, general and administrative.....................           $3,143          $3,003
   Goodwill amortization...................................              284              71
   Research and development:
        One-time acquired in-process.......................                           29,294
        Recurring..........................................            5,924           2,836
                                                             --------------------------------
Total operating expenses...................................           $9,351         $35,204
                                                             --------------------------------

Operating loss.............................................         ($5,242)       ($29,223)
                                                             --------------------------------

Other expense:
  Stated interest expense, net.............................             $230             $70
  Imputed warrant interest expense, non-cash...............              316              96
  Equity in net loss of an unconsolidated affiliate........              276               -
                                                             --------------------------------
Total other expense........................................             $822            $166
                                                             --------------------------------

Net loss...................................................         ($6,064)       ($29,389)
                                                             ================================


Per share data:

Net loss per basic share...................................          ($0.65)         ($4.15)
                                                             ================================

Net loss per diluted share..................................         ($0.65)         ($4.15)
                                                             ================================

Shares used in per share data calculations.................            9,390           7,075
                                                             --------------------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.



                               EMCORE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (In Thousands, except share data)
                                                                             At December 31,       At September 30,
                                                                                  1998                   1998
                                                                            ------------------    -------------------
                                                                               (unaudited)

ASSETS
     Cash and cash equivalents.....................................           $     1,780            $    4,456
     Restricted cash...............................................                     -                    62
     Accounts receivable, net of allowance for doubtful accounts of
     $580 and $611 at December 31, 1998 and September 30, 1998,
     respectively..................................................                 4,553                 7,438
     Accounts receivable, related party............................                 2,517                   500
     Inventories, net..............................................                12,483                12,445
     Other current assets..........................................                   290                   208
                                                                            ------------------    -------------------
           Total current assets....................................                21,623                25,109

     Property, plant and equipment, net............................                40,554                36,210
     Goodwill......................................................                 2,174                 2,457
     Investments in unconsolidated affiliate.......................                 5,615                   292
     Other assets, net.............................................                 1,670                 2,090
                                                                            ------------------    -------------------
           Total assets............................................           $    71,636            $   66,158
                                                                            ==================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Notes payable - related party.................................           $         -            $    7,000
     Accounts payable..............................................                 9,129                12,023
     Accrued expenses..............................................                 3,554                 4,197
     Advanced billings.............................................                 5,303                 3,180
     Capital lease obligations - current...........................                   702                   673
     Other current liabilities                                                        142                    53
                                                                            ------------------    -------------------
           Total current liabilities...............................                18,830                27,126

     Bank loans....................................................                15,950                17,950
     Subordinated notes, net.......................................                 7,904                 7,809
     Capital lease obligation, net of current portion..............                   596                   755
     Other liabilities.............................................                   568                     -
                                                                            ------------------    -------------------
           Total liabilities.......................................                43,849                53,640
                                                                            ------------------    -------------------

     Mandatorily  redeemable,  convertible  preferred stock, 1,550,000 shares issued and outstanding at December 31, 1998 (redeemable
     at maturity for $21,700)......................................                21,242                     -

SHAREHOLDERS' EQUITY:
     Preferred stock, $.0001 par value, 5,882,353 shares authorized;
     no shares outstanding.........................................                     -                     -
     Common stock, no par value, 23,529,411 shares authorized,
     9,403,504 shares issued and outstanding December 31, 1998,
     9,375,952 shares issued and outstanding at September 30, 1998.                87,576                87,443
     Accumulated deficit...........................................               (73,364)              (67,258)
     Notes receivable from warrant issuances and stock sales.......                (7,667)               (7,667)
                                                                            ------------------    -------------------

     Total shareholders' equity....................................                 6,545                12,518
                                                                            ------------------    -------------------

     Total shareholders' equity and mandatorily redeemable,
     convertible preferred stock...................................                27,787                12,518
                                                                            ------------------    -------------------

     Total liabilities, shareholders' equity and mandatorily
     redeemable, convertible preferred stock.......................         $      71,636         $      66,158
                                                                            ==================    ===================


The accompanying notes are an integral part of these condensed consolidated financial statements.


                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                   ----------------------------------
                                                                                        1998               1997
                                                                                   ---------------    ---------------

OPERATING ACTIVITIES:
Net loss..................................................................           $   (6,064)        $  (29,389)
                                                                                   ---------------    ---------------
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
    Acquired in-process research and development, non-cash................                    -             29,294
    Depreciation and amortization.........................................                1,931              1,601
    Provision for doubtful accounts.......................................                   60                 10
    Provision for inventory valuation.....................................                   30                 30
    Detachable warrant accretion and debt issuance cost amortization......                  313                 97
    Equity in net loss of an unconsolidated affiliate.....................                  276                  -
    Deferred gain on sales to an unconsolidated affiliate.................                  711                  -
    Compensatory stock issuances..........................................                   93                 88
    Change in assets and liabilities:
       Accounts receivable - trade........................................                2,825                691
       Accounts receivable - related party................................               (2,017)               500
       Inventories........................................................                  (68)            (1,876)
       Other current assets...............................................                  (83)              (340)
       Other assets.......................................................                  184                (93)
       Accounts payable...................................................               (2,894)             2,851
       Accrued expenses ..................................................                 (643)            (1,546)
       Advanced billings..................................................                2,123               (806)
       Other current liabilities..........................................                  (53)               (93)
                                                                                   ---------------    ---------------
Total adjustments.........................................................                2,788             30,408
                                                                                   ---------------    ---------------
    Net cash (used for) provided by operating activities..................               (3,276)             1,019
                                                                                   ---------------    ---------------

INVESTING ACTIVITIES:
Purchase of property, plant, and equipment................................               (5,972)            (1,627)
Acquisition, cash acquired................................................                    -                193
Investment in unconsolidated affiliate....................................               (5,600)                 -
Funding of restricted cash................................................                   63                 63
                                                                                   ---------------    ---------------
    Net cash used for investing activities................................              (11,509)            (1,371)
                                                                                   ---------------    ---------------

FINANCING ACTIVITIES:
Proceeds from private placement offering, net of $500 issue costs.........               21,200                  -
(Payments) proceeds on short-term notes payable, related party, net.......               (7,000)                 -
Payments on bank loan.....................................................               (2,000)                 -
Payments on capital lease obligations.....................................                 (129)               (50)
Net proceeds from stock options exercise..................................                   38                 38
Proceeds from exercise of stock warrants..................................                    -                 12
                                                                                   ---------------    ---------------
    Net cash provided by financing activities.............................               12,109                  -
                                                                                   ---------------    ---------------
Net decrease in cash and cash equivalents.................................               (2,676)              (352)
Cash and cash equivalents, beginning......................................                4,456              3,653
                                                                                   ---------------    ---------------

Cash and cash equivalents, ending.........................................         $      1,780       $      3,301
                                                                                   ===============    ===============
-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest..................................                 $334       $        275
                                                                                   ===============    ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.



                               EMCORE CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
for the years ended September 30, 1996 through 1998 and the three months ended December 31, 1998
                                 (In Thousands)
                                                                                         Shareholders'       Total
                                                     Common Stock          Accumulated       Notes        Shareholder
                                                 Shares        Amount        Deficit       Receivable       Equity
--------------------------------------------- ------------- ------------- -------------- --------------- --------------

 Balance at September 30, 1996                     2,994       $18,978        $(18,158)         $(298)           $522

 Issuance of common stock purchase warrants..                    3,601                                          3,601
 Issuance of common stock from initial
  public offering, net of issuance costs of
  $3,110.....................................      2,875        22,765                                         22,765
 Issuance of common stock on exercise of
     warrants................................         94           384                                            384
 Stock option exercise.......................         35            54                                             54
 Redemption of notes receivable from
     shareholders............................                                                      32              32
 Forgiveness of note receivable from
     shareholder.............................                                                      57              57
 Compensatory stock issuances................          2            35                                             35
 Net loss....................................                                   (5,620)                        (5,620)
-----------------------------------------------------------------------------------------------------------------------

 Balance at September 30, 1997...............      6,000       $45,817        $(23,778)         $(209)        $21,830

 Issuance of common stock purchase warrants..                    1,310                                          1,310
 Issuance of common stock and common stock
     purchase warrants in exchange for
     notes receivable                              1,828         7,458                        $(7,458)              -
 Issuance of common stock and common stock
     purchase options and warrants in
     connection with the acquisition of MODE.      1,462        32,329                                         32,329
 Stock option exercise.......................         36            83                                             83
 Stock purchase warrant exercise.............          6            23                                             23
 Issuance of common stock on exercise of
     warrants in exchange for subordinated
     notes of sub-debt.......................         18            72                                             72
 Compensatory stock issuances................         26           351                                            351
 Net loss....................................                                  (43,481)                       (43,481)
-----------------------------------------------------------------------------------------------------------------------

 Balance at September 30, 1998                     9,376       $87,443        $(67,258)       $(7,667)        $12,518

 Warrant exercise by conversion of sub-debt..          1             2                                              2
 Compensatory stock issuances................          8            93                                             93
 Stock option exercise.......................         19            38                                             38
 Preferred stock dividends...................                                      (36)                           (36)
 Accretion of redeemable preferred stock
     issue cost..............................                                       (6)                            (6)
 Net loss....................................                                   (6,064)                        (6,064)
-----------------------------------------------------------------------------------------------------------------------

 Balance at December 31, 1998  (unaudited)         9,404       $87,576        $(73,364)       $(7,667)         $6,545
=======================================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements of EMCORE Corporation (the "Company") reflect all adjustments considered necessary by management to present fairly the Company's consolidated financial position as of December 31, 1998 and December 31, 1997, and the consolidated results of operations and the consolidated cash flows for the periods ended December 31, 1998 and December 31, 1997. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature unless otherwise noted. Prior period balances have been reclassified to conform with the current period financial statement presentation. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results for the fiscal year ending September 30, 1999 or any future interim period.

NOTE 2.  Preferred Stock Private Placement

     On November 30, 1998, the Company sold an aggregate of 1,550,000 shares of Series I Redeemable Convertible Preferred Stock ("the Series I Preferred Stock") for aggregate consideration of $21.7 million before deducting costs and expenses, which amounted to approximately $500,000. The Series I Preferred Stock was recorded net of issuance costs. The excess of the preference amount over the carrying value is being accreted by periodic charges to accumulated deficit in the absence of additional paid in capital. The shares of Series I Preferred Stock are convertible, at any time, at the option of the holders thereof, unless previously redeemed, into shares of common stock at an initial conversion price of $14.00 per share of common stock, subject to adjustment in certain cases. The market price of the Company's common stock was $12.875 on the date the Series I Preferred Stock was issued. The Series I Preferred Stock is redeemable, in whole or in part, at the option of the Company at any time the Company's stock has traded at or above $28.00 per share for 30 consecutive trading days, at a price of $14.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. The Series I Preferred stock carries a dividend of 2% per annum. Dividends are being charged to accumulated deficit in the absence of additional paid in capital. In addition, the Series I Preferred Stock is subject to mandatory redemption by the Company at $14.00 per share plus accumulated and unpaid dividends, if any, on November 17, 2003.

NOTE 3.  Related Party Transactions

     In February 1998, the Company and a subsidiary of Uniroyal Technology Corporation formed Uniroyal Optoelectronics LLC, a joint venture, to manufacture, sell and distribute HB LED wafers and package-ready devices. The joint venture commenced operations in July 1998. The Company has a 49% non-controlling minority interest. The Company's rights under the venture agreement are protective and as such, the Company accounts for its interest in the venture under the equity method of accounting. The Company's initial investment in this venture amounted to $490,000. In November 1998, the Company invested an additional $5.0 million into this venture. During the quarter ended December 31, 1998, the Company sold two compound semiconductor production systems to the venture totaling $3.0 million in revenues. The Company eliminated gross profit of approximately $711,000 on such sales to the extent of its minority interest. Such deferred gross profit will be recognized ratably over the assigned life of the production systems purchased by the joint venture. For the three months and the year ended December 31, 1998 and September 30, 1998, respectively, the Company recognized a loss of $276,000 and $198,000 related to this venture, which has been recorded as a component of other income and expense. As of December 31, 1998, the Company's investment in this venture amounted to $5,015,000.

     The President of Hakuto Co. Ltd. ("Hakuto"), the Company's Asian distributor, is a member of the Company's Board of Directors and Hakuto is a minority shareholder of the Company. During the quarter ended December 31, 1998, sales made through Hakuto amounted to approximately $3.1 million.

     On January 27, 1999, the Company borrowed $3.0 million from its Chairman. The loan bears interest at 8% per annum. The loan will be repaid from borrowings under the Company's $5.0 million short-term note.

     On January 29, 1999, the Company's Chairman has committed to provide $30 million of long-term financing of the Company through July 1, 2000. The Chairman's financing commitment terminates if the Company completes a secondary offering of a specified amount.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.  Joint Ventures

     In November 1998, the Company entered into a venture with Union Miniere Inc. to undertake research and development aimed at new material application of germanium substrates. The Company has a 50% non-controlling interest in the venture. The Company will account for its interest in the venture under the equity method of accounting. In November 1998, the Company invested $600,000 in the venture. The Company is obligated to fund the venture's capital requirements in proportion to its equity interest. As of December 31, 1998, no expenses have been incurred by the joint venture and it is expected to commence in the second quarter of fiscal 1999.

     In November 1998, the Company also formed a venture with Optek Technology, Inc. to produce, market and distribute packaged electronic semiconductor components. The Company has a 50% non-controlling interest in the venture. The Company will account for its interest in the venture under the equity method of accounting. The Company is obligated to fund the venture's capital requirements in proportion to its equity interest. As of December 31, 1998, neither party has contributed capital to this venture, which is expected to commence in the second quarter of fiscal 1999.

NOTE 5.  Inventories

     The components of inventories consisted of the following (in thousands):

                                     As of                   As of
                                December 31, 1998      September 30, 1998
                                -----------------      ------------------
Raw materials................       $10,694                 $11,346
Work-in-process..............         1,768                   1,092
Finished goods...............            21                       7
                                -----------------      ------------------

Total........................       $12,483                 $12,445
                                    =======                 =======

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  Earnings Per Share

     The Company accounts for earnings per share under the provision of Statement of Financial Accounting Standards No. 128 "Earnings per share" ("SFAS No. 128"). For the quarter ended December 31, 1998, basic and diluted earnings per share calculated pursuant to SFAS No. 128 has been restated to give effect to the Securities and Exchange Commission's Staff Accounting Bulletin No. 98 which eliminated certain computational requirements of Staff Accounting Bulletin No. 64.

     Basic earnings per common share was calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the three-month periods ending December 31, 1998 and 1997, respectively.

                                                        Three Months
                                                      Ended December 31,
                                                      1998           1997
                                                      ----           ----
Net loss........................................    ($6,064)       ($29,389)
   Preferred stock dividends....................        (36)               -
                                                    -------                -
   Periodic accretion of preferred stock
   to redemption value..........................         (6)               -
                                                    -------        ---------
Net loss available to common shareholders.......    ($6,106)       ($29,389)
                                                    ========       =========
Earnings per common share - basic...............     ($0.65)         ($4.15)
                                                    ========          =====
Earnings per common share - diluted.............     ($0.65)         ($4.15)
                                                    ========          =====

Common shares - basic ..........................       9,390           7,075

Effect of dilutive securities:
Stock options and warrants......................           -               -
Preferred stocks................................           -               -
                                                    --------       ---------
Common shares - diluted ........................       9,390           7,075
                                                    ========       =========

     The effect of outstanding common stock purchase options and warrants and the number of shares available to be issued upon the conversion of the Company's Series I Preferred Stock have been excluded from its earnings per share calculation since the effect of such securities is anti-dilutive.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  Subsequent Events

     Joint Venture:

     On January 21, 1999, GE Lighting and the Company agreed, subject to certain conditions, to form a new joint venture to develop and market "white light" light-emitting diodes. The new company, GELcore, LLC (the "GELcore venture"), will develop and market LEDs as replacements for miniature automotive, compact fluorescent, halogen and traditional incandescent lighting. Under terms of the joint venture agreement, the Company will have a 49% non-controlling interest in the GELcore venture.

     In connection with the GELcore venture, General Electric will loan the Company $7.8 million at 4.75% per annum. The proceeds will be used to fund part of the Company's initial capital contribution in GELcore. This subordinated debenture (the "Debenture") will mature seven years from the date of issuance and is convertible into common stock of the Company at a conversion price of $22.875 or 340,984 shares. The Debenture is convertible at any time at the option of General Electric and may be called by the Company after three years, if the price of the Company's common stock has traded at or above $34 for at least thirty days. The Debenture's interest rate will be subject to adjustment in the event the Company does not complete a public offering by June 30, 1999.

     General Electric will also receive between 282,010 and 564,019 warrants to purchase common stock at $22.875 per share. The warrants will be exercisable at any time and will expire in seven years from the date of issuance. The number of common stock purchase warrants to be issued is subject to the market price of the Company's common stock upon the completion of a secondary offering or March 31, 1999, whichever occurs first.

     Debt Facilities:

     On March 31, 1997, the Company entered into a $10.0 million loan agreement (the "1997 Agreement"). The Agreement bears interest at the rate of Prime plus 50 basis points (8.0% at both December 31, 1998 and September 30, 1998). As of September 30, 1998 the Company had $9,950,000 outstanding under this facility. In December 1998, the Company repaid $2.0 million of its obligation, resulting in an outstanding balance at December 31, 1998 of approximately $8.0 million. In January 1999, the Company borrowed the remaining balance of $2,050,000 available under the 1997 Agreement.

     On January 27, 1999, the Company borrowed $3.0 million from its Chairman. The loan bears interest at 8% per annum. The loan will be repaid from borrowings under the Company's $5.0 million short-term note.

     On January 29, 1999, the Company's Chairman has committed to provide $30 million of long-term financing of the Company through July 1, 2000. The Chairman's financing commitment terminates if the Company completes a secondary offering of a specified amount.

     On February 1, 1999, the Company entered into a $5.0 million short-term note (the "Note") with First Union National Bank. The Note is due and payable in May 1999. The Note bears interest at a rate equal to one-month LIBOR plus three-quarters of one percent per annum.

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

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that reflect current expectations or beliefs of EMCORE Corporation concerning future results and events. The words "expects," "intends," "believes," "anticipates," "likely," "will," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, statements about future financial performance of the Company and the effect of the acquisition of MicroOptical Devises, Inc. ("MODE") on the Company's business, the uncertainty of additional funding; continued acceptance of the Company's MOCVD technologies, as well as the market success of optical VCSEL technologies; the Company's ability to achieve and implement the planned enhancements of products and services on a timely and cost effective basis and customer acceptance of those product introductions; product obsolescence due to advances in technology and shifts in market demand; competition and resulting price pressures; business conditions; economic and stock market conditions, particularly in the U.S., Europe and Japan, and their impact on sales of the Company's products and services; risks associated with foreign operations, including currency and political risks; and such other risk factors as may have been or may be included from time to time in the Company's reports filed with the Securities and Exchange Commission.

OVERVIEW:

     EMCORE designs, develops and manufactures compound semiconductor materials and process technology and is a leading manufacturer of production systems used to fabricate compound semiconductor wafers. EMCORE's products and technology enable its customers, both in the U.S. and internationally, to manufacture commercial volumes of high-performance electronic and optoelectronic devices. EMCORE has recently established a number of strategic relationships through joint ventures, long-term supply agreements and an acquisition in order to facilitate the development and manufacture of new products in targeted growth markets.

     Prior to fiscal 1997, EMCORE's revenues consisted primarily of the sales of metal organic chemical vapor deposition (MOCVD) systems. In fiscal 1997, EMCORE expanded its product offerings to include compound semiconductor materials (wafers and devices). EMCORE's two product lines, systems and materials, differ significantly. Systems-related revenues include sales of EMCORE's TurboDisc production systems as well as spare parts and services. The book to ship time period on systems is approximately four to six months, and the average selling price is in excess of $1.0 million. Materials revenues include wafers, devices and process development technology. The materials sales cycle is generally shorter than for systems and average selling prices vary significantly based on the products and services provided. Generally, EMCORE achieves a higher gross profit on its materials related products.

     EMCORE recognizes revenue upon shipment. For systems, EMCORE incurs certain installation and warranty costs subsequent to shipment which are estimated and accrued at the time the sale is recognized. EMCORE reserves for estimated returns and allowances at the time of shipment. For research contracts with the U.S. government and commercial enterprises with durations greater than six months, EMCORE recognizes revenue to the extent of costs incurred plus a pro rata portion of estimated gross profit as stipulated in these contracts, based on contract performance. EMCORE's research contracts require the development or evaluation of new materials applications and have a duration of six to 36 months. Contracts with a duration of six months or less are accounted for on the completed contract method. A contract is considered complete when all costs have been incurred and the research reporting requirements to the customer have been met.

     EMCORE has recently established a number of strategic relationships through joint ventures, long-term supply agreements and an acquisition as summarized below.

     o In January 1999, EMCORE signed a Transaction Agreement with General Electric Lighting to form GELcore, a joint venture to develop and market white light and colored high-brightness light-emitting diode (HB LED) lighting products, and subject to certain conditions, the parties expect this joint venture will be consummated by March 31, 1999. HB LEDs are solid state compound semiconductor devices that emit light in a variety of colors. The global demand for HB LEDs is experiencing rapid growth because LEDs have a long useful life
          (approximately 10 years), consume 10% of the power consumed by incandescent or halogen lighting and improve display visibility. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in the solid state lighting market. GELcore seeks to combine EMCORE's materials science expertise, process technology and compound semiconductor production systems with General Electric Lighting's brand name recognition, phosphor technology and extensive marketing and distribution capabilities. GELcore's long-term goal is to develop HB LED products to replace traditional lighting.

     o In November 1998, EMCORE signed a long term purchase agreement with Space Systems/Loral, a wholly owned subsidiary of Loral Space & Communications. Under this agreement, which is contingent upon EMCORE's compliance with Loral's product specification requirements, EMCORE will supply compound semiconductor high-efficiency gallium arsenide solar cells for Loral's satellites. EMCORE anticipates completing this qualification in April 1999. Subject to the product qualification, EMCORE received an initial purchase order for $5.25 million of solar cells.

     o In November 1998, EMCORE formed UMCore, a joint venture with Union Miniere Inc., a mining and materials company, to explore and develop alternate uses for germanium using EMCORE's materials science and production platform expertise and Union Miniere's access to and experience with germanium.

     o In October 1998, EMCORE formed Emtech, a joint venture with Optek Technology, Inc., a packager and distributor of optoelectronic devices, to market an expanded line of magneto resistive (MR) sensors to the automotive and related industries. This joint venture seeks to combine EMCORE's strength in producing devices with Optek's strength in packaging and distributing devices to offer off-the-shelf products and expand market penetration.

     o In September 1998, EMCORE entered into an agreement with Lockheed Martin to provide technical management and support of a Cooperative Research and Development Agreement between Lockheed Martin and Sandia for the advancement, transfer and commercialization of a new compound semiconductor high-efficiency solar cell. EMCORE also signed a four-year purchase agreement with AMP Incorporated to provide high speed vertical cavity surface emitting lasers (VCSELs), initially for use in transceivers for Gigabit Ethernet applications.

     o In February 1998 EMCORE and a subsidiary of Uniroyal Technology Corporation formed Uniroyal Optoelectronics LLC, a joint venture, to manufacture, sell and distribute HB LED wafers and package-ready devices. The joint venture commenced operations in July 1998.

     Because we do not have a controlling economic and voting interest in the Uniroyal, Union Miniere, Optek and General Electric Lighting joint ventures, EMCORE will account for such joint ventures under the equity method of accounting.

     To expand its technology base into the data communications and telecommunications markets, on December 5, 1997, EMCORE acquired MODE in a stock transaction accounted for under the purchase method of accounting for a purchase price of $32.8 million. EMCORE's acquisition of MicroOptical Devices, Inc.
(MODE), a development stage company, constituted a significant and strategic investment for EMCORE to acquire and gain access to MODE's in-process research and development of micro-optical technology. As part of this acquisition, EMCORE incurred a one-time in-process research and development write-off of $29.3 million which is reflected in EMCORE's audited financial statements elsewhere in this prospectus. EMCORE also recorded goodwill of approximately $3.4 million. This is being charged against operations over a three-year period, and will therefore impact financial results through December 2000.

     EMCORE sells its products and has generated a significant portion of its sales to customers outside the United States. In fiscal 1996, 1997, 1998 and the first fiscal quarter of 1999, international sales constituted 42.5%, 42.0%, 39.1% and 35.1%, respectively, of revenues. In fiscal 1998, approximately two-thirds of EMCORE's international sales were made to customers in Asia, particularly in Japan. EMCORE anticipates that international sales will continue to account for a significant portion of revenues.

     As of December 31, 1998, EMCORE had an order backlog of $41.8 million scheduled to be shipped through September 30, 1999. This represented an increase of 81.4% since September 30, 1998 which primarily relates to increased systems bookings in Asia and an initial order for solar cells from Loral, which is subject to product qualification. EMCORE includes in backlog only customer purchase orders that have been accepted by EMCORE and for which shipment dates have been assigned within the 12 months to follow and research contracts that are in process or awarded. Wafer and device agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months. EMCORE receives partial advance payments or irrevocable letters of credit on most production system orders.

RESULTS OF OPERATIONS:

     REVENUES The Company's revenues decreased 18.1% from $12.4 million for the three months ended December 31, 1997, to $10.1 million for the three months ended December 31, 1998. The revenue decrease in the three-month period was attributable to decreased revenues in the materials-related product lines, which were impacted primarily by a decrease in process development fees and a decrease due to the discontinuation of a wafer sales contract in October 1998. This three-year contract is on hold pending evaluation by the customer. Revenues relating to systems- and materials-related products accounted for 54.4% and 45.6%, respectively, for the three months ended December 31, 1997 and 72.0% and 28.0%, respectively, for the three months ended December 31, 1998. International sales accounted for 44.2% of revenues for the three months ended December 31, 1997 and 35.1% of revenues for the three months ended December 31, 1998.

     COST OF SALES/GROSS PROFIT Cost of sales includes direct material and labor costs, allocated manufacturing and service overhead, and installation and warranty costs. Gross profit decreased from 48.4% of revenue for the quarter ended December 31, 1997, to 40.6% of revenue for the three months ended December 31, 1998. The gross profit percentage was negatively affected by a product mix in favor of lower gross profit system products as well as under-absorbed overhead due to lower overall revenues. During the three months ended December 31, 1998, the Company sold for approximately $3.0 million two compound semiconductor production systems to a joint venture in which it has a 49% minority interest. The Company eliminated $711,000 of gross profit on such sales. Such deferred gross profit will be recognized ratably over the assigned life of the production systems purchased by the joint venture.

     SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses increased by 4.7% from $3.0 million for the three months ended December 31, 1997, to $3.1 million in the three months ended December 31, 1998. A significant portion of the increase was largely due to increases in sales personnel headcount to support both domestic and foreign markets and general headcount additions to sustain the internal administrative support. As a percentage of revenue, selling, general and administrative expenses increased from 24.3% for the three months ended December 31, 1997 to 31.0% for the three months ended December 31, 1998. This increase is a direct result of the decrease in overall revenues.

     GOODWILL AMORTIZATION The Company recognized approximately $284,000 of goodwill amortization for the three months ended December 31, 1998 in connection with the acquisition of MODE on December 5, 1997. As of December 31, 1998, the Company has approximately $2.2 million of goodwill remaining which will be fully amortized by October 31, 2000.

     RESEARCH AND DEVELOPMENT Research and development expenses increased 108.9% from $2.8 million in the three months ended December 31, 1997, to $5.9 million in the three months ended December 31, 1998. As a percentage of revenue, recurring research and development expenses increased from 23.0% for the first quarter of the prior year to 58.5% for the first quarter of the current year. The increase was primarily attributable to EMCORE's acquisition of MODE, startup of its new Albuquerque, New Mexico facility and increased staffing and equipment costs necessary to enhance current products and develop new product offerings. Products introduced or under development include HB LEDs, high-efficiency solar cells, new generation TurboDisc production systems, VCSELs and other optoelectronic devices. During the three months ended, December 31, 1997, the Company recognized a $29.3 million one-time non-cash charge for acquired in-process research and development relating to the Company's December 5, 1997 purchase of MODE. For the three-months ended December 31, 1997 and 1998, the Company incurred approximately $321,000 and $844,000, respectively, of research and development costs associated with MODE's in-process (at the date of acquisition) research and development projects. To maintain growth and to continue to pursue market leadership in materials science technology, the Company expects to continue to invest a significant amount of its resources in research and development.

     OPERATING LOSS The Company reported an operating loss of $5.2 million for the three months ended December 31, 1998, as compared to a $29.2 million loss for the three months ended December 31, 1997. The change in operating income is due to the loss of gross profit on decreased revenues and a product mix geared towards lower gross margin system related sales coupled with a higher fixed cost infrastructure to support those revenues. In addition, the Company's operating loss was impacted by increased research and development spending; the loss generated from the operations of MODE, a company acquired in December 1997, and the startup expenses associated with the opening of the Company's new Albuquerque, New Mexico facility.

     OTHER EXPENSE During fiscal 1996, the Company issued detachable warrants along with subordinated notes to certain of its existing shareholders. In fiscal 1997, the Company also issued detachable warrants in return for a $10.0 million demand note facility (the "Facility") guarantee by the Chairman of the Board of the Company, who provided collateral for the Facility. The Company subsequently assigned a value to these detachable warrants issued using the Black-Scholes Option Pricing Model. The Company recorded the subordinated notes at a carrying value that is subject to periodic accretions, using the interest method, and reflected the Facility's detachable warrant value as a debt issuance cost. The consequent expense of these warrant accretion amounts is charged to "Imputed warrant interest, non-cash" and amount to approximately $96,000 and $316,000 for the three months ended December 31, 1997 and December 31, 1998, respectively. In June 1998, the Company issued 284,684 warrants to its Chairman and its Chief Executive Officer for providing a guarantee in connection with the 1998 Agreement, an 18 month credit facility with First Union National Bank. The Company subsequently assigned a value to these detachable warrants using the Black-Scholes Option Pricing Model. As a result, the Company will record imputed warrant interest, non-cash of approximately $1.3 million over the life of the credit facility.

     For the three months ended, December 31, 1998, stated interest expense, net increased by $160,000 to $230,000 due to additional borrowing and lower interest income. In the prior year, the Company was earning interest income on its initial public offering proceeds.

     NET LOSS The Company reported net loss of $6.1 million for the quarter ended December 31, 1998, as compared to a $29.4 million loss for the quarter ended December 31, 1997. For the quarter ended December 31, 1997, the decrease in the year-to-date loss was attributable to the $29.3 million write-off of acquired in-process research and development in connection with the acquisition of MODE on December 5, 1997.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents decreased by $2.7 million from $4.5 million at September 30, 1998, to $1.8 million at December 31, 1998. For the three months ended December 31, 1998, net cash used for operations amounted to $3.3 million, primarily due to the Company's net losses, and decrease in accounts payable; which was partially offset by the Company's non-cash depreciation and amortization charges, and an increase in advance billings.

     For the three months ended December 31, 1998, net cash used in investment activities amounted to $11.5 million, primarily due to the purchase and manufacture of new equipment for the facilitation of the Company's wafer and device product lines, and clean room modifications and enhancements of approximately $6.0 million, as well as investments in unconsolidated affiliates of approximately $5.6 million.

     Net cash provided by financing activities for the three months ended December 31, 1998 amounted to approximately $12.1 million, primarily due to the $21.2 million of net proceeds from the private placement of preferred stock and short-term related party borrowings of $1.5 million. This was offset by debt repayments of $10.5 million ($8.5 million on short-term related party debt and $2.0 million on the $10.0 million bank loan).

     On March 31, 1997, the Company entered into a $10.0 million loan agreement with First Union National Bank (the "1997 Agreement"). The 1997 Agreement bears interest at the rate of prime plus 50 basis points (8.0% at both December 31,
1998 and September 30, 1998). As of September 30, 1998 the Company had $9,950,000 outstanding under this facility. In December 1998, the Company repaid $2.0 million of its obligations, resulting in an outstanding balance at December 31, 1998 of approximately $8.0 million. In January 1999, the Company borrowed the remaining balance of $2,050,000 available under the Company's 1997 Agreement.

     EMCORE's Chairman has committed to provide up to $30.0 million of long term financing to EMCORE through July 1, 2000. This commitment terminates upon completion of any public offering of EMCORE's common stock, subject to a minimum offering size requirement. On January 27, 1999 EMCORE borrowed $3.0 million from its Chairman, Thomas J. Russell. The loan bears interest at 8% per annum. On February 1, 1999 EMCORE entered into a $5.0 million short term note (the "Note") with First Union National Bank. The loan from Thomas J. Russell was repaid from borrowings under the Note. The Note is due and payable in May 1999. The Note bears interest at the rate equal to one-month LIBOR plus three-quarters of one percent per annum.

     EMCORE believes that its current liquidity, together with available credit facilities (including the Chairman's commitment), should be sufficient to meet its cash needs for working capital through fiscal 2000. However, if the available credit facilities, cash generated from operations and cash on hand are not sufficient to satisfy EMCORE's liquidity requirements, EMCORE will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to EMCORE. If EMCORE is required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures would be severely limited. Such a limitation could have a material adverse effect on EMCORE's business, financial condition or operations.

     At December 31, 1998, the Company employed 310 full-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

YEAR 2000:

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

     State Of Readiness. EMCORE has made a preliminary assessment of the Year 2000 readiness of its operating financial and administrative systems, including the hardware and software that support such systems. EMCORE's assessment plan consists of (1) quality assurance testing of its internally developed proprietary software; (2) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to EMCORE's business; (3) contacting vendors of third-party systems; (4) assessing repair or replacement requirements; (5) implementing repair or replacement; and (6) creating contingency plans in the event of Year 2000 failures. EMCORE plans to perform a Year 2000 simulation on its systems during the second quarter of l999 to test system readiness. Many vendors of material hardware and software components of its systems have indicated that the products used by EMCORE are currently Year 2000 compliant. EMCORE will require vendors of its other material hardware and software components of its systems to provide assurances of their Year 2000 compliance. EMCORE plans to complete this process during the first half of 1999. Until such testing is completed and such vendors and providers are contacted, EMCORE will not be able to completely evaluate whether its systems will need to be revised or replaced.

     Costs. To date, EMCORE has not incurred any material expenditures in connection with identifying, evaluating or addressing Year 2000 compliance issues. Most of EMCORE expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, EMCORE does not possess the information necessary to estimate the potential costs of revisions to its systems should such revisions be required or the replacement of third-party software, hardware or services that are determined not to be Year 2000 compliant. Although EMCORE does not anticipate that such expenses will be material, such expenses if higher than anticipated could have a material adverse effect on EMCORE's business, financial condition and results of operations.

     Risks. EMCORE is not currently aware of any Year 2000 compliance problems relating to its systems that would have a material adverse effect on EMCORE business, results of operations and financial condition, without taking into account EMCORE efforts to avoid or fix such problems. There can be no assurance that EMCORE will not discover Year 2000 compliance problems in its systems that will require substantial revision. In addition, there can be no assurance that third-party software, hardware or services incorporated into EMCORE material systems will not need to be revised or replaced, all of which could be time-consuming and expensive. The failure of EMCORE to fix or replace its internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on EMCORE business, result of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in its internally developed proprietary software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend. In addition, the failure of governmental agencies, utility companies, third-party service providers and others outside of EMCORE's control to be Year 2000 compliant could result in systemic failure beyond EMCORE's control, such as a telecommunications or electrical failure, which could have a material adverse effect on EMCORE's business, results of operations and financial condition.

     Contingency Plan. As discussed above, EMCORE is engaged in an ongoing Year 2000 assessment and has not yet developed any contingency plans. The results of EMCORE's Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

PART II. OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

               Not applicable

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

               Not applicable

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               Not applicable

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable

      ITEM 5.  OTHER INFORMATION

               Not applicable

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  List of Exhibits:

                    10.1 - Transaction Agreement,  dated January
                    26,  1999,  by and  between  the Company and
                    General   Electric   Company.   Confidential
                    Treatment has been requested by the Company with respect to portions of this document. Such portions are indicated by "***."

                    27 - Financial Data Schedule

               (b)  Reports on Form 8-K:

                    No reports on Form 8-K were filed during the quarter ended December 31, 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EMCORE CORPORATION


  Date:     February 4, 1999    By:  /s/ Reuben F. Richards, Jr.
                                   ---------------------------------------------
                                   Reuben F. Richards, Jr.
                                   President and Chief Executive Officer

  Date:     February 4, 1999    By:  /s/ Thomas G. Werthan
                                   ---------------------------------------------
                                   Thomas G. Werthan
                                   Vice President, Finance and Administration

                                  EXHIBIT INDEX


        Exhibit               Description
        ------                -----------

        10.1 -                Transaction Agreement, dated
                              January 26, 1999, by and between the
                              Company and General Electric
                              Company.  Confidential Treatmen
                              has been requested by the Company
                              with respect to portions of this
                              document.  Such portions are
                              indicated by "***."

        27                    Financial Data Schedule