Form 10-K/A
period 1998-09-30
EMCORE CORP
filed 1999-05-17
CIK 808326

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders held February 16, 1999 are incorporated by reference in
Part III of this Form 10-K/A.

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

PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     EMCORE designs, develops, and manufactures compound semiconductor materials and is a leading developer and manufacturer of the tools and manufacturing processes used to fabricate compound semiconductor wafers and devices. EMCORE's products and technology enable its customers, both in the United States and internationally, to manufacture commercial volumes of high-performance electronic devices using compound semiconductors. EMCORE has recently established a number of strategic relationships through joint ventures, long-term supply agreements and an acquisition in order to facilitate the development and manufacture of new products in targeted growth markets. EMCORE's products are used for a wide variety of applications in the communications (satellite, data, telecommunications and wireless), consumer and automotive electronics, computers and peripherals, and lighting markets. EMCORE's customers include AMP Incorporated, Hewlett Packard, General Motors, Hughes-Spectrolab, Lucent Technologies, Inc., Siemens AG and 12 of the largest electronics manufacturers in Japan.

INDUSTRY OVERVIEW

     Recent advances in information technologies have created a growing need for efficient, high-performance electronic systems that operate at very high frequencies, have increased storage capacity and computational and display capabilities, and can be produced cost-effectively in commercial volumes. In the past, electronic systems manufacturers have relied on advances in silicon semiconductor technology to meet many of these demands. However, the newest generation of high-performance electronic and optoelectronic applications require certain functions that are generally not achievable using silicon-based components.

     Compound semiconductors have emerged as an enabling technology to meet the complex requirements of today's advanced information systems. Many compound semiconductor materials have unique physical properties that allow electrons to move at least four times faster than through silicon-based devices. Advantages of compound semiconductor devices over silicon devices include:

     - operation at higher speeds;

     - lower power consumption;

     - less noise and distortion; and

     - optoelectronic properties that enable these devices to emit and detect light.

     Compound semiconductor devices can be used to perform individual functions as discrete devices, such as solar cells, HB LEDs, VCSELs, MR sensors and RF materials. Compound semiconductor devices can also be combined into integrated circuits, such as transmitters, receivers and alpha-numeric displays. Although compound semiconductors are more expensive to manufacture than silicon-based devices, electronics manufacturers are increasingly integrating compound semiconductor devices into their products in order to achieve higher performance in applications targeted for a wide variety of markets. These include satellite communications, data communications, telecommunications, wireless communications, consumer and automotive electronics, computers and peripherals, and lighting.

     The following factors have resulted in an increased demand for compound semiconductor products and systems that enable electronic systems manufacturers to reach the market faster with large volumes of high-performance products and applications:

     - rapid build-out of satellite communications systems;

     - widespread deployment of fiber optic networks and the increasing use of optical systems within these networks;

     - launch of new wireless services and wireless high speed data systems;

     - increasing use of infrared emitters and optical detectors in computer systems;

     - emergence of advanced consumer electronics applications, such as DVDs and flat panel displays;

     - increasing use of high-performance electronic devices in automobiles; and

     - the anticipated conversion to HB LEDs from incandescent, halogen and compact fluorescent lighting.

     The following chart summarizes the principal markets, examples of applications for compound semiconductor devices, products incorporating these devices and certain benefits and characteristics of these devices.

                                        REPRESENTATIVE
 MARKET                                  APPLICATIONS                 PRODUCTS            BENEFITS/CHARACTERISTICS
 Satellite                          Power modules for          Solar cells                Radiation tolerance
 communications                       satellites               RF materials               Conversion of more light
                                    Satellite to ground                                   to
                                      communication                                         power than silicon
                                                                                          Reduced launch costs
                                                                                          Increased bandwidth
--------------------------------------------------------------------------------------------------------------------
 Data communications                High-speed fiber optic     VCSEL components           Increased network capacity
                                     networks and               and arrays                Increased data
                                     optical links             HB LEDs                    transmission
                                    (including                 Lasers                      speeds
                                     Gigabit Ethernet,         RF materials               Increased bandwidth
                                     asynchronous
                                     transfer mode,
                                     or ATM, and
                                     FibreChannel networks)
--------------------------------------------------------------------------------------------------------------------
 Telecommunications                 High capacity fiber        VCSEL components           Increased data
                                     optic trunk lines          and arrays                transmission
                                                               Lasers                      speeds
                                                               RF materials               Increased bandwidth
--------------------------------------------------------------------------------------------------------------------
 Wireless                           Cellular telephones        HB LEDs                    Improved display
 communications                     Pagers                     RF materials               visibility
                                    PCS handsets                                          Improved signal to noise
                                    Direct broadcast systems                                performance
                                                                                          Lower power consumption
                                                                                          Increased network capacity
                                                                                          Reduced network congestion
                                                                                          Extended battery life
--------------------------------------------------------------------------------------------------------------------
 Consumer electronics               DVDs                       HB LEDs                    Improved display
                                    Radios                     VCSEL components           visibility
                                    Telephones                  and arrays                High-speed data
                                    Calculators                Integrated circuits         transmission
                                    CD-Roms                    Lasers                     Low power
                                                                                           requirements
--------------------------------------------------------------------------------------------------------------------
 Automotive electronics             Engine sensors             MR sensors                 Reduced weight
                                    Dashboard displays         HB LEDs                    Lower power consumption
                                    Indicator lights                                      Lower emissions
                                    Antilock brake systems
--------------------------------------------------------------------------------------------------------------------
 Computers and                      Local area networks        VCSEL components           Increased data
 peripherals                        Chip-to-chip and            and arrays                transmission
                                     board-to-board            Transceivers                 speeds
                                     optical links                                        Increased bandwidth
--------------------------------------------------------------------------------------------------------------------
 Lighting                           Flat panel displays        HB LEDs                    Lower power consumption
                                    Solid state lighting       Miniature lamps            Longer life
                                    Outdoor signage and
                                      display
                                    Digital readout signals

COMPOUND SEMICONDUCTOR PROCESS TECHNOLOGY

     Compound semiconductors are composed of two or more elements and usually consist of a metal such as gallium, aluminum or indium and a non-metal such as arsenic, phosphorous or nitrogen. The resulting compounds include gallium arsenide, indium phosphide, gallium nitride, indium antimonide and indium aluminum phosphide. The performance characteristics of compound semiconductors are dependent on the composition of these compounds. Many of the unique properties of compound semiconductor devices are achieved by the layering of different compound semiconductor materials in the same device. This layered structure creates an optimal configuration to permit the conversion of electricity into light.

     Accordingly, the composition and properties of each layer and the control of the layering process, or epitaxy, are fundamental to the performance of advanced electronic and optoelectronic compound semiconductor devices. The variation of thickness and composition of layers determines the intensity and color of the light emitted or detected and the efficiency of power conversion. The ability to vary the intensity, color and efficiency of light generation and detection enables compound semiconductor devices to be used in a broad range of advanced information systems.

     Compound semiconductor device manufacturers predominantly use four methods to deposit compound materials: molecular beam epitaxy, vapor phase epitaxy, liquid phase epitaxy and metal organic chemical vapor deposition (MOCVD). The use of molecular beam epitaxy technology can yield wafers having high thickness uniformity. Compound semiconductor materials fabricated using liquid phase epitaxy or vapor phase epitaxy technologies often have high electronic and optical properties. However, due to the nature of the underlying processes, these methods are not easily scaled up to high volume production, which is necessary for the commercial viability of compound semiconductor devices. All of the methods used to manufacture compound semiconductor devices pose technical, training and safety challenges that are not present in the manufacture of silicon devices. These production systems typically require expensive reactant materials, the use of certain toxic chemicals, and tight control over numerous manufacturing parameters. The key differences between MOCVD and the three other methods is that compound semiconductor wafers fabricated using MOCVD generally possess a better combination of uniformity and optical and electronic properties and are easier to produce in high volumes than wafers manufactured by the three more traditional methods. Currently, MOCVD technology is being used to manufacture a broad range of compound semiconductor devices.

     Historically, manufacturers who use compound semiconductor devices in their products have met research, pilot production and capacity needs with in-house systems and technologies. However, as the need for the production of commercial volumes of high-performance compound semiconductor devices and the variety of these devices grows, manufacturers are often unable to meet these requirements using in-house solutions. In response to these growing demands for higher volumes of a broad range of higher performance devices, manufacturers are increasingly turning to outside vendors to meet their needs for compound semiconductor wafers and devices.

THE EMCORE SOLUTION

     EMCORE provides its customers with a broad range of compound semiconductor products and services intended to meet its customers' diverse technology requirements. EMCORE has developed extensive materials science expertise, process technology and MOCVD production systems to address these needs and believes that its proprietary TurboDisc deposition technology makes possible one of the most cost-effective production processes for the commercial volume manufacture of high-performance compound semiconductor wafers and devices. This platform technology provides the basis for the production of various types of compound semiconductor wafers and devices and enables EMCORE to address the critical need of manufacturers to cost-effectively get to market faster with high volumes of new and improved high-performance products. EMCORE's compound semiconductor products and services include:

     - materials and process development;

     - design and development of devices;

     - MOCVD production systems; and

     - manufacture of wafers and devices in high volumes.

     Customers can take advantage of EMCORE's vertically integrated approach by purchasing custom-designed wafers and devices from EMCORE or manufacturing their own devices in-house using a TurboDisc production system configured to their specific needs.

STRATEGY

     EMCORE's objective is to capitalize on its position in MOCVD process technology and production systems to become the leading supplier of compound semiconductor wafers, devices and production systems. The key elements of EMCORE's strategy include:

     Apply Core Technology Across Multiple Applications. EMCORE continually leverages its proprietary core technology to develop compound semiconductor products for multiple applications in a variety of markets. These activities include developing new products for targeted applications as well as expanding existing products into new applications. For example, EMCORE's MR sensors, currently used by General Motors as crank shaft sensors, also have other potential product applications, including as sensors in brushless motors and antilock brakes. Other existing products which EMCORE intends to introduce in new applications include VCSELs for communications products and HB LEDs for broader lighting applications.

     Target High Growth Opportunities. EMCORE's strategy is to target high growth opportunities where performance characteristics and high volume production efficiencies can give compound semiconductors a competitive advantage over other devices. Historically, while technologically superior, compound semiconductors have not been widely deployed because they are more expensive to manufacture than silicon-based semiconductors and other existing solutions. EMCORE believes that as compound semiconductor production costs are reduced, new customers will be compelled to use these solutions because of their higher performance characteristics. For example, EMCORE has reduced the average cost of compound semiconductor solar cells to the point that they are replacing silicon-based solar cells because of the compound semiconductor solar cells' higher overall efficiency and lower weight.

     Partner with Key Industry Participants. EMCORE seeks to identify and develop long-term relationships with leading companies in targeted industries. EMCORE develops these relationships in a number of ways including through long-term high-volume supply agreements, joint ventures, and distribution and other arrangements. For example, EMCORE has agreed to enter into, subject to certain conditions, a joint venture with General Electric Lighting for the development and marketing of white light and colored HB LED products for automotive, traffic, flat panel display and other lighting applications, and has entered into a long term supply agreement with AMP Incorporated for VCSELs to be used in its transceivers for Gigabit Ethernet and other applications. EMCORE intends to actively seek similar strategic relationships with other key customers and industry participants in order to further expand its technological and production base.

     Continue Investment to Maintain Technology Leadership. Through substantial investment in research and development, EMCORE seeks to expand its leadership position in compound semiconductor production systems, wafers and devices. EMCORE works with its customers to identify specific performance criteria and uses this information to enhance the performance of its production systems and to further expand its process and materials science expertise, including the development of new low cost, high-volume wafers and devices for its customers. In addition, EMCORE's development efforts are focused on continually lowering the production costs of its solutions. EMCORE's joint venture with Union Miniere Inc. represents an initiative to explore means to use germanium to improve product performance, identify new product applications and lower the cost and complexity of production of EMCORE's wafers and devices.

PRODUCTS

PRODUCTION SYSTEMS

     EMCORE is a leading supplier of MOCVD compound semiconductor production systems, with more than 230 systems shipped as of March 31, 1999. According to VLSI Research, Inc., in 1997 EMCORE's share of the MOCVD production systems market was over 25%. EMCORE believes that its TurboDisc systems offer significant ownership advantages over competing systems and that the high throughput capabilities of its TurboDisc systems make possible superior reproducibility of thickness, composition, electronic properties and layer accuracy required for electronic and optoelectronic devices. Each system can be customized for the customer's throughput, wafer size and process chemistry requirements. EMCORE's production systems also achieve a high degree of reliability with an average time available for production, based on customer data, of approximately 95%.

     EMCORE believes its TurboDisc systems enable the lowest cost of ownership for the manufacture of compound semiconductor materials. The major components of the cost of ownership include yield, throughput, direct costs and capital costs. Yield primarily relates to material uniformity, which is a function of the precision of the physical and chemical processes by which atomic layers are deposited. Throughput, the volume of wafers produced per unit of time, includes both the time required for a process cycle and the handling time between process steps. Direct costs include consumables used in manufacturing and processing and the clean room space required for the equipment. Capital costs include the cost of acquisition and installation of the process equipment.

     EMCORE's proprietary TurboDisc technology utilizes a unique high speed rotating disk in a stainless steel growth chamber with integrated vacuum-compatible loading chambers. To produce a wafer, a bare substrate, such as gallium arsenide, sapphire or germanium, is placed on a wafer carrier in the TurboDisc growth chamber and subjected to high temperatures. Based on a predetermined formula, metal organic gases are released into the growth chamber. These gases decompose on the hot, rapidly spinning wafer. Semiconductor materials are then deposited on the substrate in a highly uniform manner. The resulting wafer thus carries one or more ultra-thin layers of compound semiconductor material such as gallium arsenide, gallium nitride, or indium aluminum phosphide. The TurboDisc technology not only produces uniformity of deposition across the wafer, but also offers flexibility for diverse applications with improved material results and increased production rates. The unique precision control of reactant gas flow in the TurboDisc technology platform allows users to scale easily from research to commercial volumes with substantially reduced time and effort. Upon removal from the growth chamber, the wafer is transferred to a device processing facility for various steps such as photolithography, etching, masking, metallization and dicing. Upon completion of these steps, the devices are then sent for packaging by the customer or other third parties and inclusion in the customer's product.

     EMCORE offers the following family of TurboDisc systems:

  MODEL                           LIST PRICE                       APPLICATION
 Explorer                   $350,000 --  $450,000        Research
-----------------------------------------------------------------------------------------
 Discovery                  $600,000 -- $1,100,000       Development/Pilot Production
-----------------------------------------------------------------------------------------
 Enterprise                $1,300,000 -- $2,500,000      Volume Production

     EMCORE's next generation of TurboDisc products is being designed to provide a number of innovations including:

     - new reactor design to improve efficiency;

     - cassette-to-cassette wafer handling to increase automation;

     - digital control system to reduce noise;

     - real-time process control and data acquisition on WindowsNT platform;

     - modular component design to ease outsourcing and upgrading; and

     - improved temperature control.

WAFERS AND DEVICES

     Since its inception, EMCORE has worked closely with its customers to design and develop materials processes for use in production systems for its customers' end-use applications. EMCORE has leveraged its process and materials science knowledge base to manufacture a broad range of compound semiconductor wafers and devices such as solar cells, HB LEDs, VCSELs, MR sensors and RF materials.

     Within most of these product lines, EMCORE has established strategic relationships through joint ventures, long-term supply agreements and an acquisition. A summary of these relationships is found below.


                               PRODUCTS AND STRATEGIC RELATIONSHIPS
                                                         NATURE OF
     PRODUCT LINE                COMPANY               RELATIONSHIP              APPLICATION
Solar Cells              Space Systems/Loral      Long-term supply         Solar panels in
                         Lockheed Martin          agreement                 communications
                         Missiles and Space       Strategic partner        satellite power
                         Union Miniere Inc.       Long-term germanium       systems.
                                                  sourcing agreement
                                                  from Union Miniere

HB LEDs                  General Electric         GELcore joint            Traffic lights
                         Lighting                 venture (pending)
                                                  for the development,     Miniature lamps
                                                  marketing and
                                                  distribution of white    Automotive lighting
                                                  light and colored HB
                                                  LED products             Flat panel displays
                                                                           Other lighting
                                                                           applications
                         Uniroyal Technology      Uniroyal
                         Corporation              Optoelectronics Joint
                                                  venture for the
                                                  manufacture of HB
                                                  LED wafers and
                                                  package-ready devices

VCSELs                   AMP Incorporated         Strategic alliance and   Optical links
                                                  long-term supply         (including Gigabit
                                                  agreement                Ethernet ATM, and
                                                                           FibreChannel
                                                                           networks)
                         Micro Optical            Acquisition
                         Devices, Inc.

MR sensors               Optek Technology,        Emtech joint venture     Antilock brake
                         Inc.                     for packaging and        systems
                                                  marketing of MR
                                                  sensors                  Brushless motors
                                                                           Engine timing
                                                                           sensors
                         General Motors           Long-term supply         Cam and crank shaft
                                                  agreement                sensors

Germanium research and   Union Miniere Inc.       UMCore joint             Exploring alternative
  development                                     venture                  uses for germanium
                                                                           substrates




     Solar Cells. Compound semiconductor solar cells are used to power satellites because they are more resistant to radiation levels in space, convert substantially more light to power and therefore weigh less per unit of power than silicon-based solar cells. These characteristics increase satellite life, increase payload capacity and reduce launch costs. EMCORE is currently involved in four solar cell projects:

     - In November 1998, EMCORE signed a four-year purchase agreement with Space Systems/Loral, a wholly owned subsidiary of Loral Space & Communications. Under this agreement, which is contingent upon our compliance with Loral's product specification requirements, EMCORE will supply compound semiconductor high efficiency gallium arsenide solar cells for Loral's satellites. Subject to satisfactorily completing these product qualification requirements, EMCORE has received an initial purchase order from Space Systems/Loral.

     - In August 1998, EMCORE and Union Miniere Inc., a mining and materials company, entered into a long term supply agreement for germanium, which EMCORE uses to fabricate solar cells. In addition to their solar cell relationship, in November 1998, EMCORE formed UMCore, a joint venture with Union Miniere to explore and develop alternate uses for germanium using EMCORE's material science and production platform expertise and Union Miniere's access to and experience with germanium. UMCore commenced research and development operations in January 1999.

     - In September 1998, EMCORE entered into an agreement with Lockheed Martin Missiles and Space, a strategic business unit of Lockheed Martin Corporation, to provide technical management and support of a Cooperative Research and Development Agreement between Lockheed Martin and Sandia National Laboratory for the advancement and commercialization of a new compound semiconductor high efficiency solar cell. Pursuant to this strategic agreement, (1) Lockheed Martin will grant EMCORE a sub-license for all related intellectual property developed on behalf of or in conjunction with Lockheed Martin, and (2) EMCORE and Lockheed Martin will jointly qualify and validate the high efficiency solar cells for operational satellite use.

     - In the summer of 1998, EMCORE received a $2.2 million contract under the U.S. Air Force's Broad Agency Announcement Program for the development of high-efficiency advanced solar cells.

     HB LEDs. High-brightness light-emitting diodes (HB LEDs) are solid state compound semiconductor devices that emit light. The global demand for HB LEDs is experiencing rapid growth because LEDs have a long useful life (approximately 10 years), consume approximately 10% of the power consumed by incandescent or halogen lighting and improve display visibility. In February 1998, EMCORE and Uniroyal Technology Corporation formed Uniroyal Optoelectronics, a joint venture to manufacture, sell and distribute HB LED wafers and package-ready devices.

     In January 1999, EMCORE signed a transaction agreement with General Electric Lighting to form GELcore, a joint venture to develop and market HB LED lighting products. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. GELcore seeks to combine EMCORE's materials science expertise, process technology and compound semiconductor production systems with General Electric Lighting's brand name recognition and extensive marketing and distribution capabilities. GELcore's long-term goal is to develop products to replace traditional lighting.

     VCSELs. VCSELs are semiconductor lasers that emit light in a cylindrical beam. Leading electronic systems manufacturers are integrating VCSELs into a broad array of end-market applications including Internet access, digital cross-connect telecommunications switches, DVD, and fiber optic switching and routing, such as Gigabit Ethernet. VCSELs offer significant advantages over traditional laser diodes, including:

     - greater control over beam size and wavelength;

     - reduced manufacturing complexity and packaging costs;

     - lower power consumption; and

     - higher frequency performance.

     In December 1997, EMCORE acquired MODE, a development stage company, primarily dedicated to the research and development of enabling VCSEL technologies. In February 1998, EMCORE announced Gigalase, its first commercial high speed VCSEL laser. In September 1998, EMCORE signed a four-year purchase agreement with AMP Incorporated to provide VCSELs for a family of optical transceivers for the Gigabit Ethernet, FibreChannel and ATM markets. In December 1998, EMCORE announced its second VCSEL product, Gigarray, a micro-optical laser array.

     MR Sensors. MR sensors are compound semiconductor devices that possess sensing capabilities. MR sensors improve vehicle performance through more accurate control of engine and crank shaft timing, which allows for improved spark plug efficiency and reduced emissions. In January 1997, EMCORE initiated shipments of compound semiconductor MR sensors using technology licensed to EMCORE from General Motors. This license allows EMCORE to manufacture and sell products using this technology to anyone. As of September 30, 1998, EMCORE has delivered over five million devices to General Motors Powertrain for crank and cam speed and position sensing applications for three engine builds.

     In October 1998, EMCORE formed Emtech, a joint venture with Optek Technology, Inc., a packager and distributor of optoelectronic devices, to market an expanded line of MR sensors to the automotive and related industries. This joint venture seeks to combine EMCORE's strength in producing devices with Optek's strength in packaging and distributing devices to offer off-the-shelf products and expand market penetration.

     RF materials. Radio frequency materials are compound semiconductor materials which transmit and receive communications. Compound semiconductor RF materials have a broader bandwidth and superior performance at high frequencies than silicon-based materials. EMCORE currently produces RF materials for use as power amplifiers in cellular phone handsets. In addition, EMCORE is exploring opportunities to market these materials for additional uses in fiber optics and satellite communications. EMCORE believes that its ability to produce high volumes of RF materials at a low cost will facilitate their adoption in new applications and new products.

CUSTOMERS

     EMCORE's customers include many of the largest semiconductor, telecommunications, consumer goods and computer manufacturing companies in the world. In fiscal 1998, sales to Hughes-Spectrolab accounted for 17.3% of EMCORE's revenues, and sales to General Motors accounted for 12.8% of EMCORE's revenues. A number of EMCORE's customers are listed below. In addition, EMCORE has sold its products to 12 of the largest electronics manufacturers in Japan.

AMP Incorporated                              Motorola
The Boeing Company                            Northrop Grumman
General Motors                                Philips AG
Hewlett Packard                               Polaroid
Honeywell                                     Rockwell International
Hughes-Spectrolab                             Samsung
Hyundai Electronics                           Sharp U.S.A.
IBM                                           Siemens AG
LG Semiconductor                              Texas Instruments
L.M. Ericsson AB                              Thomson CSF
Lucent Technologies                           Westinghouse Electric


     EMCORE has a comprehensive total quality management program with special emphasis on total customer satisfaction. EMCORE seeks to encourage active customer involvement with the design and operation of its production systems. To accomplish this, EMCORE conducts user group meetings among its customers in Asia, Europe and North America. At annual meetings, EMCORE's customers provide valuable feedback on key operations, process oriented services, problems and recommendations to improve EMCORE products. This direct customer feedback has enabled EMCORE to constantly update and improve the design of its systems and processes. Changes that affect the reliability and capabilities of EMCORE's systems are embodied in new designs to enable current and future customers to utilize systems which EMCORE believes are high quality and cost-efficient.

MARKETING AND SALES

     EMCORE markets and sells its wafers, devices and systems through its direct sales force in Europe, North America and Taiwan and through representatives and distributors elsewhere in Asia. To market and service its products in China, Japan and Singapore, EMCORE relies on a single marketing, distribution and service provider, Hakuto. EMCORE's agreements with Hakuto have a term of 10 years, expiring March 2008. Hakuto has exclusive distribution rights for certain of EMCORE's products in Japan. Hakuto has marketed and serviced EMCORE's products since 1988, is a minority shareholder in EMCORE, and the President of Hakuto is a member of EMCORE's board of directors. EMCORE recently opened sales offices in Taiwan and California in order to be closer to its customers.

     EMCORE's sales and marketing staff, senior management and technical staff work closely with existing and potential customers to provide compound semiconductor solutions for its customers' needs. The sales process begins by understanding the customer's requirements and then attempting to match these requirements with the optimal solution. EMCORE seeks to match the customer's requirements to an existing design or a modification of a standard design, such as a change in platform or process design. When necessary, EMCORE will work with the customer to develop the appropriate design process and to configure and manufacture the production system to meet the customer's needs. Also, EMCORE will produce samples to demonstrate conformance to the customer's specifications. For production systems, the amount of time from the initial contact with the customer to the customer's placement of an order is typically two to nine months or longer. EMCORE's sales cycle for wafers and devices usually runs three to nine months, during which time EMCORE develops the formula of materials necessary to meet the customer's specifications and qualifies the materials, which may also require the delivery of samples. EMCORE believes that the high level of marketing, management and engineering support involved in this process is beneficial in developing competitive differentiation and long-term relationships with its customers.

     The following chart contains a breakdown of EMCORE's worldwide revenues and percentages by geographic region. Historically, EMCORE has received all payments for products and services in U.S. dollars.

                                      FISCAL YEARS ENDED SEPTEMBER 30,
                               -----------------------------------------------
                                1996 ($/%)       1997 ($/%)       1998 ($/%)
                               -------------    -------------    -------------
REGION                                         ($ IN MILLIONS)
United States................  $16.0    57.6%   $27.7    57.9%   $26.7    61.0%
Asia.........................    8.2    29.5     14.6    30.6     15.5    35.4
Europe.......................    3.6    12.9      5.5    11.5      1.6     3.6
                               -----   -----    -----   -----    -----   -----
  Total......................  $27.8   100.0%   $47.8   100.0%   $43.8   100.0%
                               =====   =====    =====   =====    =====   =====

SERVICE AND SUPPORT

     EMCORE maintains a worldwide service and support network responsible for on-site maintenance and process monitoring on either a contractual or time-and-materials basis. Customers may purchase annual service contracts under which EMCORE is required to maintain an inventory of replacement parts and to service the equipment upon the request of the customer. EMCORE also sells replacement parts from inventory for customer needs. EMCORE pursues a program of system upgrades for customers to increase the performance of older systems. EMCORE generally does not offer extended payment terms to its customers and generally adheres to a warranty policy of one year. Consistent with industry practice, EMCORE maintains an inventory of components for servicing systems in the field and it believes that its inventory is sufficient to satisfy foreseeable short-term customer requirements. EMCORE recently opened a warehouse depot in Taiwan to provide improved service to its Asian customers.

RESEARCH AND DEVELOPMENT

     To maintain and improve its competitive position, EMCORE's research and development efforts are focused on designing new proprietary processes and products, improving the performance of existing systems, wafers and devices and reducing costs in the product manufacturing process. EMCORE has dedicated 16 TurboDisc systems for both research and production which are capable of processing virtually all compound semiconductor materials. The research and development staff utilizes x-ray, optical and electrical characterization equipment which provide instant data allowing for shortened development cycles and rapid customer response. EMCORE's recurring research and development expenses were approximately, $16.5 million in fiscal 1998, $9.0 million in fiscal 1997 and $5.4 million in fiscal 1996. EMCORE also incurred a one-time, non-cash research and development expense in fiscal 1998 in the amount of $19.5 million in connection with the acquisition of MODE. EMCORE expects that it will continue to expend substantial resources on research and development.

     EMCORE also competes for research and development funds. In view of the high cost of development, EMCORE solicits research contracts that provide opportunities to enhance its core technology base or promote the commercialization of targeted products. EMCORE presently has three contracts under the Small Business Innovative Research programs or similar government sponsored programs. From inception until September 30, 1998, government and other external research contracts have provided approximately $13.2 million to support EMCORE's research and development efforts. EMCORE is also positioned to market technology and process development expertise directly to customers who require it for their own product development efforts.

INTELLECTUAL PROPERTY AND LICENSING

     EMCORE's success and competitive position both for production systems and wafers and devices depend significantly on its ability to maintain trade secrets and other intellectual property protections. Our strategy is to rely more on trade secrets than patents. A "trade secret" is information that has value to the extent it is not generally known, not readily ascertainable by others through legitimate means, and protected in a way that maintains its secrecy. Reliance on trade secrets is only an effective business practice insofar as trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. In order to protect its trade secrets, EMCORE takes certain measures to ensure their secrecy, such as executing non-disclosure agreements with its employees, joint venture partners, customers and suppliers.

     To date, EMCORE has been issued 11 U.S. patents and others are either pending or under review. These U.S. patents will expire between 2005 and 2013. None of these U.S. patents claim any material aspect of the current or planned commercial versions of EMCORE's systems, wafers or devices. EMCORE relies on trade secrets rather than patents to protect its intellectual property because it believes publishing patents would make it easier for others to reverse engineer EMCORE's proprietary processes.

     EMCORE is a licensee of certain VCSEL technology and associated patent rights owned by Sandia Corporation. The Sandia license grants EMCORE:
     - exclusive rights (subject to certain rights granted to Department of Energy and AT&T Corporation) to develop, manufacture and sell products containing Sandia VCSEL technologies for barcode scanning and plastic optical fiber communications applications under five U.S. patents that expire between 2007 and 2015;
     - nonexclusive rights with respect to all other applications of these patents; and
     - nonexclusive rights to employ a proprietary oxidation fabrication method in the manufacture of VCSEL products under a sixth U.S. patent that expires in 2014. Our exclusivity with respect to the barcode scanning and plastic optical fiber communications applications expires in 2003 or such earlier time as we fail to meet certain development and marketing criteria. EMCORE's success and competitive position as a producer of VCSEL products depends on the continuation of its rights under the Sandia license, the scope and duration of those rights and the ability of Sandia to protect its proprietary interests in the underlying technology and patents.

     In 1992, we received a royalty-bearing, non-exclusive license under a patent held by Rockwell International Corporation which relates to an aspect of the manufacturing process used by our TurboDisc systems. In October 1996, we initiated discussions with Rockwell to receive additional licenses to permit us to use this technology to manufacture and sell compound semiconductor wafers and devices. In November 1996, we suspended these negotiations because of litigation surrounding the validity of the Rockwell patent. We also ceased making royalty payments to Rockwell under the license during the pendency of the litigation. In

January 1999, the case was settled and a judgment was entered in favor of Rockwell. As a result, we may be required to pay royalties to Rockwell for certain of our past sales of wafers and devices to our customers who did not hold licenses directly from Rockwell. If we are required to pay significant royalties in connection with these sales our business, financial condition and results of operations may be materially and adversely affected. In addition, until the patent expires in January 2000, we may require additional licenses from Rockwell under the Rockwell patent in order to continue to manufacture and sell wafers and devices. The failure to obtain or maintain licenses to manufacture these wafers and devices on commercially reasonable terms may materially and adversely affect our business, financial condition and results of operations.

ENVIRONMENTAL REGULATIONS

     EMCORE is subject to federal, state and local laws and regulations concerning the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials used in its research and development and production operations, as well as laws and regulations concerning environmental remediation and employee health and safety. The production of wafers and devices involves the use of certain hazardous raw materials, including, but not limited to, ammonia, phosphine and arsene. If EMCORE's control systems are unsuccessful in preventing release of these or other hazardous materials, EMCORE could experience a substantial interruption of operations. EMCORE has retained an environmental consultant to advise it in complying with applicable environmental and health and safety laws and regulations, and believes that it is currently, and in the past has been, in substantial compliance with all such laws and regulations.

BACKLOG

     As of September 30 1998, EMCORE had an order backlog of $22.6 million compared to backlog of $24.4 million as of September 30, 1997. EMCORE includes in backlog only customer purchase orders that have been accepted by EMCORE and for which shipment dates have been assigned within the 12 months to follow and research contracts that are in process or awarded. Wafer and device agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months. EMCORE receives partial advance payments or irrevocable letters of credit on most production system orders. EMCORE recognizes revenue from the sale of its systems and materials upon shipment. For research contracts with the U.S. government and commercial enterprises with durations greater than six months, EMCORE recognizes revenue to the extent of costs incurred plus a portion of estimated gross profit, as stipulated in such contracts, based on contract performance.

MANUFACTURING

     EMCORE's manufacturing operations are located at EMCORE's headquarters in Somerset, New Jersey and in Albuquerque, New Mexico and include systems engineering and production, wafer fabrication, and design and production of devices. Many of EMCORE's manufacturing operations are computer monitored or controlled to enhance reliability and yield. EMCORE manufactures its own systems and outsources some components and sub-assemblies, but performs all final system integration, assembly and testing. EMCORE fabricates wafers and devices at its facilities in Somerset, New Jersey and Albuquerque, New Mexico and has a combined clean room area totaling approximately 12,000 square feet. EMCORE's joint venture with Uniroyal Technology Corporation expects to begin manufacturing HB LED wafers and package-ready devices at its Tampa, Florida manufacturing facility by summer of 1999. In May 1998, EMCORE received ISO 9001 and QS 9002 quality certification for its Somerset, New Jersey facility. EMCORE is pursuing ISO 9001 quality certification for its Albuquerque, New Mexico facilities.

     Outside contractors and suppliers are used to supply raw materials and standard components and to assemble portions of end systems from EMCORE specifications. EMCORE depends on sole, or a limited number of, suppliers of components and raw materials. EMCORE generally purchases these single or limited source products through standard purchase orders. EMCORE also seeks to maintain ongoing communications with its suppliers to guard against interruptions in supply and has, to date, generally been able to obtain sufficient supplies in a timely manner and maintains inventories it believes are sufficient to meet its near term needs. EMCORE implemented a vendor program through which it inspects quality and reviews suppliers and prices in order to standardize purchasing efficiencies and design requirements to maintain as low a cost of sales as possible. However, operating results could be materially and adversely affected by a stoppage or delay of supply, receipt of defective parts or contaminated materials, and increase in the pricing of such parts or EMCORE's inability to obtain reduced pricing from its suppliers in response to competitive pressures.

COMPETITION

     The markets in which EMCORE competes are highly competitive. EMCORE competes with several companies for sales of MOCVD systems including Aixtron GmbH, Nippon-Sanso K.K. and Thomas Swann Ltd. The primary competitors for EMCORE's wafer foundry include Epitaxial Products Inc., Kopin Corporation and Quantum Epitaxial Designs, Inc. EMCORE's principal competitors for sales of VCSEL-related products include Honeywell, Inc. and Mitel Corporation. The principal competitors for MR sensors are Honeywell, Inc., Matshushita Electric Industrial Co. Ltd., Siemens AG and Asahi. The principal competitors for HB LEDs and EMCORE's joint venture with Uniroyal Technology Corporation and the pending joint venture with General Electric Lighting include the Phillips Electronics and Hewlett Packard Company joint venture, Siemens AG's Osram GmbH subsidiary, Nichia Chemical Industries and Toshiba Corporation. EMCORE also faces competition from manufacturers that implement in-house systems for their own use. In addition, EMCORE competes with many research institutions and universities for research contract funding. EMCORE also sells its products to current competitors and companies with the capability of becoming competitors. As the markets for EMCORE's products grow, new competitors are likely to emerge, and present competitors may increase their market share.

     EMCORE believes that the primary competitive factors in the markets in which EMCORE's products compete are yield, throughput, performance, breadth of product line, customer satisfaction, customer commitment to competing technologies and, in the case of production systems, capital and directs costs and size of installed base. Competitors may develop enhancements to or future generations of competitive products that offer superior price and performance factors. EMCORE believes that in order to remain competitive, it must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide.

EMPLOYEES

     At September 30, 1998, EMCORE had 308 full-time employees. None of EMCORE's employees are covered by a collective bargaining agreement. EMCORE considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

     The following chart contains certain information regarding each of EMCORE's principal facilities. Each of these facilities contains office space, marketing and sales, and research and development space. EMCORE also leases office space in Hsinchu, Taiwan and Santa Clara, California. In addition to EMCORE's facilities, Uniroyal Optoelectronics, a joint venture between EMCORE and Uniroyal Technology Corporation, leases a 75,000 square foot office and manufacturing facility in Tampa, Florida.

         LOCATION                   PURPOSE          SQUARE FEET            TERMS
  Somerset, New Jersey        Headquarters,            75,900       Lease expires in 2000(1)
                              manufacturing of
                              systems, wafers and
                              MR sensors
--------------------------------------------------------------------------------------------
  Albuquerque, New Mexico     Manufacturing of        50,000(2)     Owned
                              solar cells
--------------------------------------------------------------------------------------------
  Albuquerque, New Mexico     Manufacturing of         27,500       Leases expire in 1999(1)
                              VCSELs                                and 2001(1)

-------------------------

(1) These leases all have options to renew by EMCORE, subject to cost of living adjustments.

(2) EMCORE plans a three-phase construction project to expand the facility from an initial 50,000 square feet in October 1998 to 70,000 square feet by 2002.

ITEM 3. LEGAL PROCEEDINGS

     EMCORE is not aware of any pending or threatened litigation against it that could have a material adverse effect on its business, financial condition and results of operations.

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

        RECENT SALES OF UNREGISTERED SECURITIES

        On November 30, 1998, the Company sold an aggregate of 1,550,000 shares of Series I Preferred Stock (the "Private Placement") to Hakuto, UMI and UTC for an aggregate consideration of $21.7 million before deducting costs and expenses of the offering of approximately $500,000. The shares of Series I Preferred Stock are convertible, at any time, at the option of the holders thereof, unless previously redeemed, into shares of Common Stock at an initial conversion price of $14.00 per share of Common Stock, subject to adjustment in certain cases. The Series I Preferred Stock is redeemable, in whole or in part, at the option of the Company at any time the Company's stock has traded at or above $28.00 per share for 30 consecutive trading days, at a price of $14.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. In addition, the Series I Preferred Stock is subject to mandatory redemption by the Company on November 17, 2003. The Company believes the sale of the shares of Series I Preferred Stock is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data for the five fiscal years ended September 30, 1998 of EMCORE is qualified by reference to and should be read in conjunction with the Financial Statements and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this prospectus. The Statement of Operations Data set forth below with respect to fiscal 1996, 1997 and 1998 and the Balance Sheet Data as of September 30, 1997 and 1998 are derived from EMCORE's audited financial statements included elsewhere in this Form 10-K/A. The Statement of Operations Data for fiscal 1994 and 1995 and the Balance Sheet Data as of September 30, 1994, 1995 and 1996 are derived from audited financial statements not included herein.

     On December 5, 1997, the Company acquired MODE in a stock transaction accounted for under the purchase method of accounting for a purchase price of $32.8 million. In connection with this transaction, the Company recorded a non-recurring, non-cash charge of $19.5 million for acquired in-process research and development, which affects the comparability of the Company's operating results and financial condition.

                                                                    FISCAL YEARS ENDED SEPTEMBER 30,
                                                             -----------------------------------------------
                                                              1994     1995      1996      1997       1998(*)
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                                    RESTATED
STATEMENT OF OPERATIONS DATA:
  Revenues.................................................  $9,038   $18,137   $27,779   $47,753   $ 43,760
  Cost of sales............................................   5,213     9,927    18,607    30,094     24,675
                                                             ------   -------   -------   -------   --------
  Gross profit.............................................   3,825     8,210     9,172    17,659     19,085
Operating expenses:
    Selling, general, and administrative...................   2,645     4,452     6,524     9,347     14,082
    Goodwill amortization..................................      --        --        --        --      3,638
    Research and development:
      Recurring............................................   1,064     1,852     5,401     9,001     16,495
      One-time acquired in-process.........................      --        --        --        --     19,516
                                                             ------   -------   -------   -------   --------
         Total operating expenses..........................   3,709     6,304    11,925    18,348     53,731
                                                             ------   -------   -------   -------   --------
Operating income (loss)....................................     116     1,906    (2,753)     (689)   (34,646)
  Stated interest expense, net.............................     286       255       297       519        974
  Imputed warrant interest expense, non-cash...............      --        --       126     3,988        601
  Equity in net loss of unconsolidated affiliate...........      --        --        --        --        198
  Other expense............................................      --        10        --        --         --
                                                             ------   -------   -------   -------   --------
Total other expense........................................     286       265       423     4,507      1,773
(Loss) income before income taxes..........................    (170)    1,641    (3,176)   (5,196)   (36,419)
Provision for income taxes.................................      --       125        --       137         --
                                                             ------   -------   -------   -------   --------
(Loss) income before extraordinary item....................    (170)    1,516    (3,176)   (5,333)   (36,419)
Extraordinary loss.........................................      --        --        --       286         --
                                                             ------   -------   -------   -------   --------
Net (loss) income..........................................  $ (170)  $ 1,516   $(3,176)  $(5,619)  $(36,419)
                                                             ======   =======   =======   =======   ========
PER SHARE DATA:
Weighted average shares used in calculating basic and
  diluted per share data...................................      58     1,701     2,994     4,669      8,775
Net (loss) income per basic and diluted shares before
  extraordinary item.......................................  $(2.93)  $  0.89   $ (1.06)  $ (1.14)  $  (4.15)
                                                             ======   =======   =======   =======   ========
Net (loss) income per basic and diluted shares.............  $(2.93)  $  0.89   $ (1.06)  $ (1.20)  $  (4.15)
                                                             ======   =======   =======   =======   ========




                                                     AS OF SEPTEMBER 30,
                                       -----------------------------------------------
                                        1994      1995      1996      1997      1998(*)
                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficiency).........  $ 1,041   $ 2,208   $ 1,151   $12,156   $(2,017)
Total assets.........................    5,415    10,143    20,434    39,463    73,220
Long-term liabilities................    3,000     3,000     8,947     7,577    26,514
Redeemable preferred stock...........   16,274        --        --        --        --
Shareholders' (deficit) equity.......      (96)    1,509       522    21,831    19,580

(*) as restated - See Note 20

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Subsequent to the issuance of the Company's Annual Report on Form 10-K for the year ended September 30, 1998, the Company's management revised the amount of the purchase price which was allocated to in-process research and development in accounting for the acquisition of MicroOptical Devices, Inc. ("MODE") in December 1997. The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to acquired in-process research and development ("IPR&D") at the date of acquisition.

     The revised valuation is based on management's estimates of the net cash flows associated with expected operations of MODE and gives explicit consideration to the SEC's views on acquired IPR&D as set forth in its letter to the American Institute of Certified Public Accountants.

     As a result of the revised allocation, the Company's financial statements for the year ended September 30, 1998 have been restated from amounts previously reported to reduce the amount of the acquired in-process research and development expensed by $9.8 million and to increase goodwill by $9.8 million. The amount allocated to goodwill includes approximately $0.5 million related to the value of MODE's workforce. The change had no impact on net cash flows used by operations.

     The Securities and Exchange Commission ("SEC") issued new guidance on its views regarding the methodologies used to determine the allocation of purchase price in a purchase business combination, involving amounts allocated to in-process research and development ("IPRD"). Generally accepted accounting principles require that amounts allocated to IPRD be expensed upon consummation of an acquisition accounted for as a purchase. As a result of this new guidance the Company has modified the methods used to value IPRD acquired related to MODE. The revised valuation is based on management's best estimates at the date of acquisition of the net cash flows associated with expected operations of MODE and gives explicit consideration to the SEC's views on acquired IPRD as set forth in its letter to the American Institute of Certified Public Accountants.

     The information included in Item 6, "Selected Financial Data," and in the discussion following reflect the effects of this restatement.

OVERVIEW

     EMCORE designs, develops and manufactures compound semiconductor materials and is a leading developer and manufacturer of the tools and manufacturing processes used to fabricate compound semiconductor wafers and devices. Prior to fiscal 1997, EMCORE's revenues consisted primarily of the sales of compound semiconductor production systems. In fiscal 1997, EMCORE expanded its product offerings to include the design and high-volume production of compound semiconductor wafers and package-ready devices. EMCORE's vertically-integrated product offering allows it to provide a complete compound semiconductor solution to its customers. EMCORE assists its customers with device design, process development and optimal configuration of TurboDisc production systems.

     Systems-related revenues include sales of EMCORE's TurboDisc production systems as well as spare parts and services. The book-to-ship time period on systems is approximately four to six months, and the average selling price is in excess of $1.0 million. Materials revenues include wafers, devices and process development technology. The materials sales cycle is generally shorter than for systems and average selling prices vary significantly based on the products and services provided. Generally, EMCORE achieves a higher gross profit on its materials related products.

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

     - In January 1999, EMCORE signed an agreement with General Electric Lighting to form GELcore, a joint venture to develop and market white light and colored HB LEDs lighting products. GELcore's long-term goal is to develop HB LED products to replace traditional lighting. We anticipate investing approximately $7.8 million in GELcore upon formation of the joint venture and will second various personnel to the joint venture to assist in the development and marketing of its products. These personnel and the related costs will be charged to the joint venture. In addition, GELcore will hire its own administrative and management personnel. As such, the impact on EMCORE's operations will be limited to the seconded employees who will continue to be managed by EMCORE personnel.

     - In November 1998, EMCORE signed a long term purchase agreement with Space Systems/Loral, a wholly owned subsidiary of Loral Space & Communications. Under this agreement, which is contingent upon EMCORE's compliance with Loral's product specification requirements, EMCORE will supply compound semiconductor high-efficiency gallium arsenide solar cells for Loral's satellites. EMCORE anticipates completing this qualification in June 1999. Subject to the product qualification, EMCORE received an initial purchase order for $5.25 million of solar cells. EMCORE expects to service this agreement through our newly completed facility in Albuquerque, New Mexico. This facility presently employs approximately 40 people, including sales, marketing, administrative and manufacturing personnel.

     - In November 1998, EMCORE formed UMCore, a joint venture with Union Miniere Inc., a mining and materials company, to explore and develop alternate uses for germanium using EMCORE's materials science and production platform expertise and Union Miniere's access to and experience with germanium. EMCORE has invested $600,000 in UMCore which, together with an equal amount funded by Union Miniere, is expected to fund the operations of UMCore through fiscal 1999.

       EMCORE will second various personnel to the joint venture to assist in the development of products. Thereafter, any additional funding will be contributed equally.

     - In October 1998, EMCORE formed Emtech, a joint venture with Optek Technology, Inc., a packager and distributor of optoelectronic devices, to market an expanded line of magneto resistive sensors to the automotive and related industries. This joint venture combines EMCORE's expertise in the manufacture of magneto resistive die and Optek's expertise in packaging these die. This combination will allow us to offer customers off-the-shelf products. No additional personnel are anticipated to meet the obligations to the joint venture.

     - In September 1998, EMCORE entered into an agreement with Lockheed Martin to provide technical management and support for the commercialization of a new high-efficiency solar cell. It is anticipated that we will provide high efficiency solar cells to Lockheed Martin upon completion of the research and development agreement. EMCORE's new facility in Albuquerque, New Mexico, will provide the support necessary to meet our obligations under this agreement.

     - EMCORE also signed a four-year purchase agreement with AMP Incorporated to provide high speed VCSELs, for use in transceivers for high speed networks that link computers. The contract requires AMP to purchase a minimum of 80% of their VCSEL needs from EMCORE. EMCORE's MODE facility in Albuquerque, New Mexico, will produce the devices under this contract.

     - In February 1998, EMCORE and Uniroyal Technology Corporation formed Uniroyal Optoelectronics, a joint venture to manufacture, sell and distribute HB LED wafers and package-ready devices. This joint venture commenced operations in July 1998. EMCORE has invested $5.5 million in Uniroyal Optoelectronics. Uniroyal Optoelectronics is hiring its own administrative and management personnel. The impact on EMCORE's operations will be limited to a few seconded employees who will continue to be managed by EMCORE personnel.

     - To expand its technology base into the data communications and telecommunications markets, on December 5, 1997, EMCORE acquired MODE in a stock transaction accounted for under the purchase method of accounting for a purchase price of $32.8 million. These operations are located in Albuquerque, New Mexico and currently employ approximately 40 people including sales, marketing, administrative and manufacturing personnel.

     Because we do not have a controlling economic and voting interest in the Uniroyal, Union Miniere, Optek and General Electric Lighting joint ventures, EMCORE will account for these joint ventures under the equity method of accounting and, as such, our share of profits and losses will be included below the operating income line in our statement of operations.

     EMCORE sells its products and has generated a significant portion of its sales to customers outside the United States. In fiscal 1996, 1997 and 1998, international sales constituted 42.5%, 42.0% and 39.1%, respectively, of revenues. In fiscal 1998, a majority of EMCORE's international sales were made to customers in Asia, particularly in Japan. EMCORE's sales revenues from Europe have fluctuated because most of our sales of TurboDisc systems are to a limited number of customers, who do not purchase these systems regularly. EMCORE anticipates that international sales will continue to account for a significant portion of revenues. Historically, we have received all payments for products and services in U.S. dollars. We do not anticipate that Europe's Euro-currency conversion will have a material effect on our financial condition or results of operations.

     The information below summarizes EMCORE's export sales by geographic area. EMCORE's export sales to the Far East and Europe are as follows:

YEAR ENDED SEPTEMBER 30,                                      ASIA         EUROPE        TOTAL
------------------------                                      ----         ------        -----
1996.....................................................  $ 8,209,309   $3,588,066   $11,797,375
1997.....................................................   14,583,981    5,478,186    20,062,167
1998.....................................................   15,527,169    1,584,851    17,112,020

RESULTS OF OPERATIONS:

        The following table sets forth the Statement of Income Data of the Company expressed as a percentage of total revenues for the fiscal years ended September 30, 1996, 1997 and 1998.

                                                                    YEARS ENDED SEPTEMBER 30,
                                                          -------------------------------------------
                                                            1996              1997            1998(*)
                                                          --------         --------          --------
Revenues                                                     100.0%           100.0%            100.0%
Cost of Sales                                                 67.0             63.0              56.4
                                                          --------         --------          --------
        Gross profit                                          33.0             37.0              43.6
Operating expenses:
        Selling, general and administrative                   23.5             19.6              32.2
        Goodwill                                                                                  8.3
        Research and development                              19.4             18.8
               One-time acquired in-process                                                      37.7
               Recurring                                                                         44.6
                                                          --------         --------          --------
Operating loss                                                (9.9)            (1.4)            (79.2)
Stated interest expense, net                                   1.1              1.1               2.2
Imputed warrant interest expense, non-cash                     0.4              8.4               1.4
Equity in net loss of associated companies                      --               --               0.4
                                                          --------         --------          --------
Loss before income taxes and extraordinary item              (11.4)           (10.9)            (83.2)
Provision for income taxes                                      --              0.3                --
                                                          --------         --------          --------
        Net loss before extraordinary item                   (11.4)           (11.2)            (83.2)
Extraordinary item                                              --             (0.6)               --
                                                          --------         --------          --------
        Net loss before extraordinary item                   (11.4)%          (11.8)%           (83.2)%
                                                          ========         ========          ========

--------------------

(*) as restated, see Note 20 to the consolidated financial statements.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1998

REVENUES

     Revenues. EMCORE's revenues decreased 8.4% from $47.8 million for the fiscal year ended September 30, 1997 to $43.8 million for the fiscal year ended September 30, 1998. The revenue decrease represented a shift in product mix during the year. Equipment related revenues decreased approximately 22.3% while materials related revenues increased approximately 26.5%. The decrease in equipment revenues was primarily attributable to the financial issues in the Asian economies as well as a general slowdown in the semiconductor equipment market overall. While materials related revenues did experience a 26.5% increase, the General Motors three month strike adversely affected revenue, as shipments to General Motors were halted during the strike. Revenues relating to

TurboDisc systems were $34.1 million for the fiscal year ended September 30, 1997 and $26.5 million for the fiscal year ended September 30, 1998. Revenues relating to wafers and devices were $13.7 million for the fiscal year ended September 30, 1997 and $17.3 million for the fiscal year ended September 30, 1998. As a percentage of revenues, TurboDisc systems accounted for 71.4% for the fiscal year ended September 30, 1997 and 60.5% for the fiscal year ended September 30, 1998. As a percentage of revenues, wafers and devices accounted for 28.6% for the fiscal year ended September 30, 1997 and 39.5% for the fiscal year ended September 30, 1998. International sales accounted for approximately 42.0% and 39.1% of revenues for the fiscal years ended September 30, 1997 and 1998, respectively.

     Cost Of Sales/Gross Profit. Cost of sales includes direct material and labor costs, allocated manufacturing and service overhead, and installation and warranty costs. Gross profit increased from 37.0% of revenue to 43.6% of revenue for the fiscal years ended September 30, 1997 and 1998, respectively. The gross profit percentage increase was attributable to a shift in product mix towards higher gross margin materials related revenues.

     Selling, General and Administrative. Selling, general and administrative expenses increased by 50.7% from $9.3 million for the year ended September 30, 1997, to $14.1 million for the year ended September 30, 1998. The increase was largely due to sales personnel headcount increases to support both domestic and foreign markets and general headcount additions to sustain the internal administrative support necessary for EMCORE's expanded product lines and new locations. During fiscal 1998, EMCORE wrote-off a $1.0 million receivable due from an Asian customer which was deemed to be uncollectible. As a percentage of revenue, selling, general and administrative expenses increased from 19.6% of revenue during fiscal 1997 to 32.2% of revenue for fiscal 1998. EMCORE believes that selling, general and administrative expenses will decrease as a percentage of revenues in fiscal 1999 as revenues increase.

     Goodwill Amortization. In connection with the purchase of MODE, EMCORE recorded goodwill of $13.2 million which is being amortized over 36 months. Goodwill amortization expense amounted to $3.6 million for the year ended September 30, 1998. Net goodwill at September 30, 1998 was $9.5 million.

     Research and Development. Recurring research and development expenses increased by 83.3% from $9.0 million for the year ended September 30, 1997, to $16.5 million for the year ended September 30, 1998. The increase was primarily attributable to EMCORE's acquisition of MODE and increased staffing and equipment costs necessary to enhance current products and develop new product offerings. Products introduced or under development include HB LEDs, high efficiency solar cells, new generation TurboDisc production systems, VCSELs and other optoelectronic devices. For the year ended September 30, 1998, EMCORE incurred $1.1 million of research and development costs associated with MODE's in-process (at the date of acquisition) research and development projects. As a percentage of revenue, research and development expenses increased from 18.8% of revenue during fiscal 1997 to 37.7% of revenue for fiscal 1998. To maintain growth and market leadership in epitaxial technology, EMCORE expects to continue to invest a significant amount of its resources in research and development.

     In connection with the MODE acquisition, EMCORE incurred a one-time charge for the write-off of acquired in-process research and development amounting to $19.5 million.

     The acquisition of MODE, a development stage company, constituted a significant and strategic investment for EMCORE. The principal investment consideration was to acquire and gain access to MODE's micro-optical technology, which was under development at the time. EMCORE plans to use MODE's micro-optical laser technology in new products for data communications and telecommunications applications. As of the date of acquisition, MODE was engaged in the following six significant VCSEL research and development projects:

        - Gigalase -- a high speed (modulation), near-infrared single optical laser component for serial selica fiber optic applications.

        - Visilase -- a visible, red light, single optical laser component to be used for fiber optic links and optical storage and identification.

        - Gigarray -- an array of optical lasers to be used in transmission in parallel optical interconnects.

        - Microscan -- an integrated near-infrared optical laser, visible laser and focusing element.

        - Optical Laser Source Module (OLSM) -- incorporates optical lasers and fast detector specialized circuitry and electronics.

        - Optical Laser Array Source Module (OLASM) -- incorporates optical lasers, array detection and specialized circuitry and electronics.

     The value assigned to each project and the estimated time and cost to reach technological feasibility was as follows (in $000's):

                                 GIGALASE     VISILASE     GIGARRAY    MICROSCAN    OLSM    OLASM
                                ----------   ----------   ----------   ---------   ------   ------
Value Assigned                    $6,509       $2,004       $7,214      $2,691     $  934   $  639
Original estimated               1.5 man       3 man        1 man      3.5 man     8 man    4 man
  time to                         years        years         year       years      years    years
  complete
Original estimated                 $124         $249         $83         $290       $663     $332
  cost to complete
Revised estimated               Completed    Completed    Completed    3.5 man     8 man    4 man
  time to                          2/98         5/98        12/98       years      years    years
  complete                          in         not in         in
                                production   production   production
Revised cost to                 Completed    Completed    Completed      $314       $717     $358
  complete

     The fair value assumptions relating to pricing, product margins and expense levels were based upon management's experience with its own operations and the compound semiconductor industry as a whole. In developing EMCORE's future estimated revenues and costs, new product introductions were expected to commence in calendar 1998 and net cash flows were expected to commence in calendar 1999 and 2000. In determining fair value of the acquired projects, a risk-adjusted discount rate of 20% was utilized. The Company has capitalized approximately $0.5 million for MODE's workforce, which is included in Goodwill.

     If all of MODE's in-process projects are not successfully completed and if management's estimated product pricing and growth rates are not achieved, EMCORE may not realize the product, market and financial benefits expected from the MODE acquisition.

     Operating Loss. During fiscal 1998, operating loss increased from a loss of $0.7 million for the fiscal year ended September 30, 1997, to a loss of $34.6 million for the year ended September 30, 1998. The change in operating loss was primarily due to the $19.5 million one-time charge for in-process research and development written off in connection with the purchase of MODE. Additionally, recurring research and development expense increased by $7.5 million from the prior year, as a result of increased research and development activities at MODE and in our core business. In addition, the General Motors three month strike adversely affected operating performance as shipments to General Motors were halted during the strike. General Motors is among EMCORE's largest customers. EMCORE was unable to furlough or reduce their workforce during the strike and thereby incurred charges without the benefit of related revenues.

     Other Expense. Other expenses decreased, particularly due to the reduced imputed warrant interest expense associated with EMCORE's subordinated debt and debt issuance guarantee cost. During fiscal 1996, EMCORE issued detachable warrants along with subordinated notes to certain of its existing shareholders. In fiscal year 1997, EMCORE also issued detachable warrants in return for a $10.0 million demand note facility guarantee by the Chairman of the Board of EMCORE, who provided collateral for the facility. EMCORE subsequently assigned a value to these detachable warrants issued using the Black-Scholes option pricing model. EMCORE recorded the subordinated notes at a carrying value that is subject to periodic accretions, using the interest method, and reflected the facility's detachable warrant value as debt issuance cost which was written off in its entirety in fiscal 1997. The consequent expense of these subordinated note accretion amounts and the now terminated facility's debt issuance cost is charged to "imputed warrant interest, non-cash," and amounted to approximately $4.0 million and $370,000 for the fiscal years ended September 30, 1997 and 1998, respectively. In June 1998, EMCORE issued 284,684 warrants to its Chairman and its Chief Executive Officer for providing a guarantee in connection with the 1998 Agreement, an $8.0 million 18 month credit facility with First Union National Bank. EMCORE assigned a value to these warrants using the Black-Scholes option pricing model. As a result, EMCORE will record imputed warrant interest, non-cash of approximately $1.3 million over the life of the credit facility.

     Income Taxes. EMCORE's effective income tax rate was 0.0% in fiscal 1998, 2.5% in fiscal 1997 and 0.0% in fiscal 1996. The lower effective rate in fiscal 1998 and 1996, relative to fiscal 1997, was attributable to a federal income tax benefit offset by net operating loss and expenses not utilized or deductible for tax purposes.

     As of September 30, 1998, EMCORE has net operating loss carryforwards for regular tax purposes of approximately $22.0 million which expire in the years 2003 through 2013. EMCORE believes that the consummation of certain equity transactions and a significant change in the ownership during fiscal year 1995 has constituted a change in control under Section 382 of the Internal Revenue Code. Due to the change in control, EMCORE's ability to use its federal net operating loss carryovers and federal research credit carryovers to offset future income and income taxes, respectively, are subject to annual limitations under Internal Revenue Code Section 382 and 383.

     EMCORE believes that the acquisition of MODE and the consummation of certain other equity transactions has constituted a change in control in fiscal 1998 under Section 382 of the Internal Revenue Code. As such, federal net operating loss carryovers and research credit carryovers incurred subsequent to EMCORE's fiscal 1995 change in control (as described above) will also be subject to annual limitations under Internal Revenue Code Sections 382 and 383.

     Extraordinary Item. In the fiscal year ended September 30, 1997, EMCORE repaid $2.0 million of its outstanding subordinated notes due May 1, 2001. In connection with this discharge of EMCORE's subordinated notes, an extraordinary loss of $286,000 was recognized in fiscal 1997 relating to such early extinguishment of debt.

     Net Loss. Net loss increased from $5.6 million for the fiscal year ended September 30, 1997, to $36.4 million for the fiscal year ended September 30, 1998. This increase was primarily attributable to the aforementioned acquisition of MODE and subsequent write-off of in-process research and development of $19.5 million as well as an increase in recurring research and development expense of approximately $7.5 million. In addition, the General Motors three month prolonged strike adversely affected operating performance.

COMPARISON OF FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1997

     Revenues. EMCORE's revenues for fiscal 1997 increased 71.9% from $27.8 million to $47.8 million for the fiscal year ended September 30, 1997. The revenue increase was primarily attributable to increased demand for compound semiconductor production systems and package-ready devices, as well as the introduction of compound semiconductor wafer products. Revenues relating to TurboDisc systems were $23.8 million for the fiscal year ended September 30, 1996 and $34.1 million for the fiscal year ended September 30, 1997. Revenues relating to wafers and devices were $4.0 million for the fiscal year ended September 30, 1996 and $14.7 million for the fiscal year ended September 30, 1997. As a percentage of revenues, TurboDisc systems accounted for 85.6% for the fiscal year ended September 30, 1996 and 71.4% for the fiscal year ended September 30, 1997. As a percentage of revenues, wafers and devices accounted for 14.4% for the fiscal year ended September 30, 1996 and 28.6% for the fiscal year ended September 30, 1997. International sales accounted for approximately 42.5% and 42.0% of revenues for the fiscal years ended September 30, 1996 and 1997, respectively.

     Cost Of Sales/Gross Profit. Cost of sales includes direct material and labor costs, allocated manufacturing and service overhead, and installation and warranty costs. Gross profit increased from 33.0% of revenue to

37.0% of revenue for the fiscal years ended September 30, 1996 and 1997, respectively. The gross profit percentage increase was attributable to higher margins on wafer, device and licensing revenues.

     Selling, General And Administrative. Selling, general and administrative expenses increased by 43.3% from $6.5 million for the year ended September 30, 1996, to $9.3 million for the year ended September 30, 1997. The increase was largely due to increases in sales personnel headcount to support both domestic and foreign markets and general headcount additions to sustain the internal administrative support necessary for EMCORE's increased business as well as higher expenses attributable to increased revenues. As a percentage of revenue, selling, general and administrative expenses decreased from 23.5% of revenue during fiscal 1996 to 19.6% of revenue for fiscal 1997.

     Research And Development. Research and development expenses increased by 66.6% from $5.4 million for the year ended September 30, 1996, to $9.0 million for the year ended September 30, 1997. The increase was primarily attributable to increased staffing and equipment costs necessary to enhance current products and research and development activities related to wafers and package-ready devices. As a percentage of revenue, research and development expenses decreased from 19.4% of revenue during fiscal 1996 to 18.8% of revenue for fiscal 1997. To maintain growth and market leadership in epitaxial technology, EMCORE expects to continue to invest a significant amount of its resources in research and development.

     Operating Loss. During fiscal 1997, operating loss decreased $2.1 million from a loss of $2.8 million for the fiscal year ended September 30, 1996, to a loss of $0.7 million for the year ended September 30, 1997. The change in operating loss was primarily due to higher revenues generating greater overall gross profit.

     Other Expense. During fiscal 1996, EMCORE issued detachable warrants along with subordinated notes to certain of its existing shareholders. In the first quarter of fiscal year 1997, EMCORE also issued detachable warrants in return for the $10.0 million facility guarantee by the Chairman of the Board of EMCORE, who provided collateral for the Facility. EMCORE subsequently assigned a value to these detachable warrants issued using the Black-Scholes option pricing model. EMCORE recorded the subordinated notes at a carrying value that is subject to periodic accretions, using the interest method, and reflected the facility's detachable warrant value as debt issuance cost. The consequent expense of these subordinated note accretion amounts and the now terminated facility's debt issuance cost is charged to "Imputed warrant interest, non-cash," related to the warrant issuances in connection with the $10.0 million facility, and amounted to approximately $126,000 and $4.0 million for the fiscal years ended September 30, 1996 and 1997, respectively.

     Borrowings totaling $8.0 million under the facility were utilized to fund capital expenditures in connection with the build-out of EMCORE's manufacturing facility during the six months ended March 31, 1997. The resultant interest expense was the primary reason for the increase in "Stated interest expense" for the year ended September 30, 1997. The outstanding $8.0 million under this demand note facility was repaid in March 1997.

     Extraordinary Item. EMCORE repaid $10.0 million of its outstanding debt with proceeds from its initial public offering. The entire $8.0 million outstanding of its Facility was repaid and $2.0 million was used to repay a portion of EMCORE's outstanding subordinated notes due May l, 2001. In connection with this discharge of EMCORE's subordinated notes, an extraordinary loss of $286,000 was recognized in fiscal 1997 relating to such early extinguishment of debt.

     Net Loss. Net loss increased $2.4 million from $3.2 million for the fiscal year ended September 30, 1996, to $5.6 million for the fiscal year ended September 30, 1997. This increase was primarily attributable to the aforementioned $4.0 million of non-cash imputed warrant interest associated with certain financing transactions.

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

        On March 31, 1997, the Company entered into the 1997 Agreement, a $10.0 million revolving loan which bears interest at the rate of prime plus 50 basis points (8.75% at September 30, 1998). As a result of the net loss for the quarters ended June 30, 1998 and September 30, 1998, the Company was not in compliance with the 1997 Agreement fixed charge coverage ratio covenant. The Company received a waiver from the bank regarding this non-compliance. The Company and the Bank amended the 1997 Agreement as of November 30, 1998 to, among other things, extend the expiration until October 1, 1999 and modify certain financial covenants. In addition, pursuant to the amendment of the 1997 Agreement, Thomas Russell, the Chairman of the Board of the Company became the guarantor of this debt as the Company did not meet certain financial covenants by May 15, 1999. On June 22, 1998, the Company entered into the 1998 Agreement, an $8.0 million loan agreement with the Bank, which expires December 31, 1999. The 1998 Agreement bears interest at a rate equal to one-month LIBOR plus three-quarters of one percent per annum (6.4% at September 30, 1998). As of September 30, 1998, the Company had borrowed approximately $10.0 million under the 1997 Agreement and $8.0 million under the 1998 Agreement.

        On September 17, 1998, the Company borrowed $7.0 million from its Chairman, Thomas J. Russell. The loan bears interest at the prime rate plus 200 basis points (10.25% as of September 30, 1998) per annum. In addition, on October 23, 1998 the Company borrowed an additional $1.5 million from its Chairman on identical terms. The entire $8.5 million, borrowed from Thomas J. Russell was repaid from the proceeds of the Private Placement. The Company received a waiver from the Bank regarding the repayment of this debt.

        Net cash provided by financing activities for the year ended September 30, 1998 amounted to approximately $24.6 million, primarily due to the Company's proceeds of approximately $18.0 million from borrowings under the 1997 and 1998 Agreements and the $7.0 million note to the Company's Chairman.

        The Company's operations are subject to a number of risks, including but not limited to a history of net losses from operations, future capital needs, dependence on key personnel, competition and risk of technological obsolescence, governmental regulations and approvals, research and development results, continued development of its compound semiconductor manufacturing and marketing capabilities and a concentration of international sales in Asia. The Company's operations for the year ended September 30, 1998, were primarily funded through borrowings under existing credit facilities and short-term advances from the Company's Chairman - aggregating $7.0 million as of September 30, 1998. The Company's Chairman has from time to time provided credit enhancements in the form of debt guarantees and has loaned the Company funds to support its expansion and capital equipment requirements. The Company's Chief Executive Officer has also provided credit enhancements in the form of debt guarantees for the Company. Subsequent to September 30, 1998, the Company completed the Private Placement, resulting in proceeds of $21.2 million. The Company repaid its Chairman $8.5 million (including $1.5 million advanced to the Company subsequent to September 30, 1998), invested approximately $5.6 million in two unconsolidated ventures, reduced bank debt by $2 million and the balance of approximately $5.0 million will be used for general working capital purposes. In addition, the Company's $10.0 million credit facility was extended to October 1, 1999.

     On February 1, 1999, EMCORE entered into a $5.0 million short-term note with First Union. The note is due and payable in May 1999. The note bears interest at a rate equal to one-month LIBOR plus three-quarters of one percent per annum. On January 27, 1999, EMCORE borrowed $3.0 million from its Chairman, Thomas J. Russell. The loan bears interest at 8% per annum. The loan was repaid from borrowings under the First Union $5.0 million note. EMCORE's Chairman has committed to provide up to $30.0 million of long-term financing to EMCORE through July 1, 2000. This financing commitment terminates if the Company completes a secondary offering of approximately $40 million.

     On April 29, 1999, EMCORE borrowed $2.5 million from its Chairman of an interest rate of prime plus two percent per annum. On May 7, EMCORE repaid this loan from borrowings under the $19.0 million short-term note, described below.

     On April 29, 1999, EMCORE entered into a $19.0 million short-term loan agreement with First Union. This agreement represented a consolidation of the $8.0 million loan agreement dated June 22, 1998 and the $5.0 million loan agreement dated February 1, 1999 plus an additional $6.0 million of availability. This agreement is due and payable October 1, 1999 and bears interest at a rate equal to one-month LIBOR plus three quarters of one percent per annum (5.75% at May 13, 1999). On May 7, 1999, EMCORE used borrowings under the agreement to repay the $2.5 million borrowed from EMCORE's chairman.

     EMCORE's planned capital expenditures are expected to total approximately $26 million during fiscal 1999, including approximately $13.4 million in expenditures related to investments in joint ventures. Capital spending in 1999 also is expected to include upgrading manufacturing facilities, continued investment in analytical and diagnostic of research and development equipment, upgrading and purchasing computer equipment and the manufacture of TurboDisc systems for in-house use. As of September 30, 1998, we had approximately $2 million of commitments for capital expenditures. These commitments were received and paid for during the quarter ended December 31, 1998.

        The Company's operating plans include, among other things attempting to improve (i) operating cash flow through increased sales of compound semiconductor systems, wafers and package-ready devices and (ii) managing its cost structure in relation to its anticipated level of revenues. The Company believes that its current liquidity, together with available credit facilities, the proceeds from the Private Placement and the Chairman's commitment, should be sufficient to meet its cash needs for working capital through fiscal 1999. However, if the proceeds from the Private Placement, cash generated from operations, the Chairman's commitment and cash on hand are not sufficient to satisfy the Company's liquidity requirements, the Company will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to the Company. If the Company is required to raise additional financing and if adequate funds are not available or are not available on acceptable terms, the ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures would be severely limited. Such a limitation could have a material adverse effect on the Company's business, financial condition or operations.

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

     Our compound semiconductor wafers and devices are date insensitive and, therefore, do not have any Year 2000 issues associated with them. Our TurboDisc production systems have several components that could give rise to Year 2000 compliance concerns. We have preliminarily assessed the Year 2000 issues associated with these components and have found that they have either been certified by the vendor to be compliant or are date insensitive.

     Our principal concern has been the status of our operating, financial and administrative systems. These systems include accounting and production control software at our New Jersey, MODE and EmcoreWest facilities. All software has been certified as Year 2000 compliant by the vendors, except our New Jersey office's accounting software. However, the software's manufacturer has a new version of the software that is Year 2000 compliant. We are planning this upgrade. The upgrade will be installed and tested by June 1999.There are other information technology systems and non-information technology systems that could give rise to Year 2000 concerns. These include scientific and engineering applications, desktop applications (such as Microsoft Word and Excel) and facilities controls such as HVAC and security. A review of these systems leads us to believe that the systems are Year 2000 compliant, are not critical to business operations, are used on a limited basis or are date insensitive.

     We are continuing the evaluation of the Year 2000 compliance of all our systems and have developed an enterprise-wide database that we will use to document these Year 2000 issues. EMCORE plans to complete its evaluation by September 30, 1999 including Year 2000 simulation on its systems during the second and third quarter of calendar 1999 to test systems readiness.

     Costs. To date, EMCORE has not incurred any material expenditures in connection with identifying, evaluating or addressing Year 2000 compliance issues. Most of EMCORE expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally.

     The exact costs related to Year 2000 compliance are difficult to determine. Several known costs relating to our information technology systems are:

     - Updating New Jersey's accounting system, 2 man-weeks or $4,000, and

     - Reviewing software and completing Year 2000 database, 1 man-month or $8,000.

     We will be able to make a reasonable determination of the remediation costs for Year 2000 compliance after we have completed our Year 2000 evaluation. At present EMCORE believes that the costs for bringing our in-house information technology systems into compliance should not exceed $200,000.

EMCORE does not anticipate that remediation expenses will be material. If the remediation expenses are higher than anticipated EMCORE's business, financial condition and results of operations could be materially and adversely affected.

     Risks. EMCORE is not currently aware of any Year 2000 compliance problems relating to its systems that would have a material adverse effect on EMCORE's business, results of operations and financial condition. There can be no assurance that, upon completion of its evaluation, EMCORE will not discover Year 2000 compliance problems in its systems that will require substantial revision. In addition, there can be no assurance that third-party software, hardware or services incorporated into EMCORE's material systems will not need to be revised or replaced, all of which could be time-consuming and expensive. The failure of EMCORE to fix or replace its internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on EMCORE's business, result of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in its internally developed proprietary software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend. In addition, the failure of governmental agencies, utility companies, third-party service providers and others outside of EMCORE's control to be Year 2000 compliant could result in systemic failure beyond EMCORE's control such as a telecommunications or electrical failure, which could have a material adverse effect on EMCORE's business, results of operations and financial condition.

     Contingency Plan. As discussed above, EMCORE is engaged in an ongoing Year 2000 assessment and has not yet developed any contingency plans. The results of EMCORE's Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. EMCORE will be required to adopt this standard in its fiscal year ending September 30, 1999. The adoption of SFAS No. 131 is not expected to have an impact on EMCORE's results of operations, financial position or cash flows.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-l, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 14, 1998. SOP 98-l provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. EMCORE does not expect the adoption of this standard to have a material effect on results of operations, financial position or cash flows.

     In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of these instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. Management believes that adopting this statement will not have a material impact on the financial position, results of operations, or cash flows of the Company.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As EMCORE has expensed these costs historically, the adoption of this standard is not expected to have a significant impact on EMCORE's results of operations, financial position or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During fiscal 1998, the Company was not a party to any derivative contracts, hedging or other market risk transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               EMCORE CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                                  AS OF SEPTEMBER 30,
                                                              ---------------------------
                                                                  1997           1998
                                                                             (AS RESTATED
                                                                             SEE NOTE 20)
Current assets:
  Cash and cash equivalents.................................  $  3,653,145   $  4,455,836
  Restricted cash...........................................       312,500         62,500
  Accounts receivable, net of allowance for doubtful
    accounts of approximately $697,000 and $611,000 at
    September 30, 1997 and September 30, 1998,
    respectively............................................     8,439,704      7,437,822
  Accounts receivable -- related parties....................     2,500,000        500,000
  Inventories, net..........................................     7,185,626     12,445,326
  Costs in excess of billings on uncompleted contracts......            --         77,531
  Prepaid expenses and other current assets.................       120,393        130,075
                                                              ------------   ------------
    Total current assets....................................    22,211,368     25,109,090
Property, plant and equipment, net..........................    16,797,833     36,209,831
Goodwill, net...............................................            --      9,519,000
Investments in unconsolidated affiliates....................                      291,504
Other assets, net...........................................       453,608      2,090,219
                                                              ------------   ------------
    Total assets............................................  $ 39,462,809   $ 73,219,644
                                                              ============   ============

Current liabilities:
  Note payable -- related party.............................  $         --   $  7,000,000
  Accounts payable..........................................     4,050,216     12,022,628
  Accrued expenses..........................................     3,867,589      4,197,405
  Advanced billings.........................................     1,998,183      3,180,370
  Capitalized lease obligation -- current...................        15,030        673,036
  Other current liabilities.................................       124,279         52,778
                                                              ------------   ------------
    Total current liabilities...............................    10,055,297     27,126,217
Long-term debt:
  Bank loans................................................            --     17,950,000
  Subordinated notes, net...................................     7,499,070      7,808,772
  Capitalized lease obligation, net of current portion......        77,870        754,517
  Other liabilities.........................................            --             --
                                                              ------------   ------------
    Total liabilities.......................................    17,632,237     53,639,506
                                                              ------------   ------------
Shareholders' equity:
Preferred stock, $.0001 par value, 5,882,353 shares
  authorized, no shares outstanding in both periods.........            --             --
Common stock, no par value, 23,529,411 shares authorized,
  6,000,391 and 9,375,952 issued and outstanding September
  30, 1997 and September 30, 1998, respectively.............    45,816,774     87,443,237
Accumulated deficit.........................................   (23,777,658)   (60,196,454)
Notes receivable from warrant issuances and stock sales.....      (208,544)    (7,666,645)
                                                              ------------   ------------
    Total shareholders' equity..............................    21,830,572     19,580,138
                                                              ------------   ------------
  Total liabilities and shareholders' equity................  $ 39,462,809   $ 73,219,644
                                                              ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                               EMCORE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED SEPTEMBER 30,
                                                              ----------------------------------------
                                                                 1996          1997           1998
                                                                                          (AS RESTATED
                                                                                          SEE NOTE 20)
Revenues:
  Systems and materials.....................................  $24,066,506   $46,591,662   $ 42,820,791
  Services..................................................    3,712,379     1,160,910        939,192
                                                              -----------   -----------   ------------
    Total revenues..........................................   27,778,885    47,752,572     43,759,983
Cost of sales:
  Systems and materials.....................................   16,121,938    29,309,898     24,148,783
  Services..................................................    2,484,482       784,117        526,706
                                                              -----------   -----------   ------------
    Total cost of sales.....................................   18,606,420    30,094,015     24,675,489
                                                              -----------   -----------   ------------
    Gross profit............................................    9,172,465    17,658,557     19,084,494
                                                              -----------   -----------   ------------
Operating expenses:
  Selling, general and administrative.......................    6,524,482     9,346,329     14,082,438
  Goodwill amortization.....................................                                 3,637,941
  Research and development -- recurring.....................    5,401,413     9,001,188     16,494,888
  Research and development -- one-time acquired in-process,
    non-cash................................................           --            --     19,516,000
                                                              -----------   -----------   ------------
        Total operating expenses............................   11,925,895    18,347,517     53,731,267
                                                              -----------   -----------   ------------
    Operating loss..........................................   (2,753,430)     (688,960)   (34,646,773)
                                                              -----------   -----------   ------------
Other expenses:
  Stated interest, net of interest income of $71,000,
    $237,000, and $448,000 for the years ended September 30,
    1996, 1997 and 1998, respectively.......................      297,093       519,422        972,992
  Imputed warrant interest expense, non-cash................      125,791     3,988,390        600,536
  Equity in net loss of unconsolidated affiliate............           --            --        198,495
                                                              -----------   -----------   ------------
    Loss before income taxes and extraordinary item.........   (3,176,314)   (5,196,772)   (36,418,796)
Provision for income taxes..................................           --       137,000             --
                                                              -----------   -----------   ------------
    Net loss before extraordinary item......................   (3,176,314)   (5,333,772)   (36,418,796)
Extraordinary item -- loss on early extinguishment of
  debt......................................................           --       285,595             --
                                                              -----------   -----------   ------------
    Net loss................................................  $(3,176,314)  $(5,619,367)  $(36,418,796)
                                                              ===========   ===========   ============
Per share data:
  Weighted average basic and diluted shares used in per
    share data calculations.................................    2,994,466     4,668,822      8,775,270
Net loss per basic and diluted share before extraordinary
  item......................................................  $     (1.06)  $     (1.14)  $      (4.15)
                                                              ===========   ===========   ============
Net loss per basic and diluted share........................  $     (1.06)  $     (1.20)  $      (4.15)
                                                              ===========   ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                               EMCORE CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1997, 1998

                                                            COMMON STOCK                        SHAREHOLDERS'       TOTAL
                                                      ------------------------   ACCUMULATED        NOTES       SHAREHOLDERS'
                                                        SHARES       AMOUNT        DEFICIT       RECEIVABLE        EQUITY
                                                      ----------   -----------   ------------   -------------   -------------
BALANCE AT SEPTEMBER 30, 1995.......................   2,994,461   $16,637,566   $(14,981,977)   $  (146,107)   $  1,509,482
Issuance of common stock purchase warrants..........          --     2,340,000                                     2,340,000
Notes receivable due from shareholders in connection
  with issuance of detachable warrants..............                                                (151,579)       (151,579)
Net loss............................................                              (3,176,314)                     (3,176,314)
                                                      ----------   -----------   ------------    -----------    ------------
BALANCE AT SEPTEMBER 30, 1996.......................   2,994,461    18,977,566   (18,158,291)       (297,686)        521,589
Issuance of common stock purchase warrants..........                 3,601,455                                     3,601,455
Issuance of common stock in initial public offering,
  net of issuance cost of $3,110,345................   2,875,000    22,764,655                                    22,764,655
Issuance of common stock on exercise of warrants....      94,124       384,027                                       384,027
Issuance of common stock on exercise of stock
  options...........................................      34,965        53,640                                        53,640
Redemptions of notes receivable from shareholders...                                                  31,842          31,842
Forgiveness of notes receivable from shareholder....                                                  57,300          57,300
Compensatory stock issuances........................       1,841        35,431                                        35,431
Net loss............................................                              (5,619,367)                     (5,619,367)
                                                      ----------   -----------   ------------    -----------    ------------
BALANCE AT SEPTEMBER 30, 1997.......................   6,000,391    45,816,774   (23,777,658)       (208,544)     21,830,572
Issuance of common stock purchase warrants..........                 1,309,546                                     1,309,546
Issuance of common stock on exercise of warrants in
  exchange for notes receivable.....................   1,827,966     7,458,101                    (7,458,101)             --
Issuance of common stock and common stock purchase
  options and warrants in connection with the
  acquisition of MODE...............................   1,461,866    32,329,000                                    32,329,000
Stock option exercise...............................      35,809        83,486                                        83,486
Stock purchase warrant exercise.....................       5,660        23,092                                        23,092
Issuance of common stock on exercise of warrants in
  exchange for subordinated notes...................      17,605        71,841                                        71,841
Compensatory stock issuances........................      26,655       351,397                                       351,397
Net loss (as restated)..............................                             (36,418,796)                    (36,418,796)
                                                      ----------   -----------   ------------    -----------    ------------
BALANCE AT SEPTEMBER 30, 1998 (as restated).........   9,375,952    87,443,237   (60,196,454)     (7,666,645)     19,580,138
                                                      ==========   ===========   ============    ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                               EMCORE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------------------
                                                                  1996           1997           1998
                                                                                            (AS RESTATED
                                                                                            SEE NOTE 20)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $ (3,176,314)  $ (5,619,367)  $(36,418,796)
Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
  Acquired in-process research and development, non-cash....            --             --     19,516,000
  Depreciation and amortization.............................     1,871,016      3,187,755      8,767,105
  Provision for doubtful accounts...........................       146,418        515,000      1,118,000
  Provision for inventory valuation.........................       105,000        120,000        120,000
  Detachable warrant accretion and debt issuance cost
    amortization............................................       125,792      3,988,390        600,536
  Extraordinary loss on early extinguishment of debt........            --        285,595             --
  Equity in net loss of an unconsolidated affiliate.........            --             --        198,495
  Compensatory stock issuances..............................            --         35,431        351,397
  Write-off note receivable due from shareholder............            --         57,300
                                                                                                    ----
Change in assets and liabilities:
  Accounts receivable -- trade..............................    (1,041,956)    (5,929,533)         1,882
  Accounts receivable -- related party......................            --     (2,500,000)     2,000,000
  Inventories...............................................    (4,410,566)       339,414     (5,243,187)
  Costs in excess of billings on uncompleted contracts......        (2,882)        19,322        (77,531)
  Prepaid expenses and other current assets.................       (26,784)       (60,458)        12,632
  Other assets..............................................      (468,565)        27,568       (623,775)
  Accounts payable..........................................     3,398,078     (2,029,154)     7,949,760
  Accrued expenses..........................................       777,899      1,880,943       (970,148)
  Advanced billings.........................................     1,122,667     (1,308,279)     1,182,187
  Billings in excess of costs on uncompleted contracts......      (306,359)            --             --
  Unearned service revenue..................................        12,315        111,964        (71,501)
                                                              ------------   ------------   ------------
Total adjustments...........................................     1,302,073     (1,258,742)    34,831,852
                                                              ------------   ------------   ------------
Net cash and cash equivalents used for operating
  activities................................................    (1,874,241)    (6,878,109)    (1,586,944)
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment................    (7,090,869)   (11,631,642)   (22,132,071)
  Acquisition, cash acquired................................            --             --        192,799
  Investments in unconsolidated affiliates..................            --             --       (490,000)
  (Funding) payments of restricted cash.....................            --       (312,500)       250,000
                                                              ------------   ------------   ------------
Net cash and cash equivalents used for investing
  activities................................................    (7,090,869)   (11,944,142)   (22,179,272)
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering, net of issuance
    cost of $3,110,345......................................            --     22,764,655             --
  Proceeds (payments) under bank loans......................            --      8,000,000     17,950,000
  Proceeds (payments) from notes payable, related party,
    net.....................................................            --             --      7,000,000
  Proceeds from subordinated note issuance..................    11,009,600             --             --
  Payments on demand note facility and subordinated debt....            --    (10,000,000)            --
  Proceeds from exercise of stock purchase warrants.........            --         85,121         23,092
  Proceeds from exercise of stock options...................            --         53,640         83,486
  Payments on capital lease obligations.....................    (3,000,000)        (5,723)      (487,671)
  Reduction in notes receivable from shareholders...........            --        210,317             --
                                                              ------------   ------------   ------------
Net cash and cash equivalents provided by financing
  activities................................................     8,009,600     21,108,010     24,568,907
                                                              ------------   ------------   ------------
Net (decrease) increase in cash and cash equivalents........      (955,510)     2,285,759        802,691
Cash and cash equivalents at beginning of period............     2,322,896      1,367,386      3,653,145
                                                              ------------   ------------   ------------
Cash and cash equivalents at end of period..................  $  1,367,386   $  3,653,145   $  4,455,836
                                                              ============   ============   ============

                                                                      YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------------------
                                                                  1996           1997           1998
                                                                                            (AS RESTATED
                                                                                            SEE NOTE 20)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest......................................  $    276,000   $    600,000   $  1,347,000
Cash paid for income taxes..................................        55,000             --             --
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued on the exercise of warrants in exchange
  for subordinated notes....................................            --             --   $     71,841
Issuance of common stock on the exercise of warrants in
  exchange for notes receivable.............................            --             --   $  7,458,101
Issuance of common stock, and common stock purchase options
  and warrants in connection with the acquisition of
  MicroOptical Devices, Inc.................................            --             --   $ 32,329,003

Reference is made to Note 8 -- Debt Facilities -- for disclosure relating to certain non-cash warrant issuance.

The accompanying notes are an integral part of these consolidated financial statements.

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

     Basis of Presentation and Liquidity. The accompanying financial statements have been prepared on a going concern basis. The Company for the year ended September 30, 1998, experienced an 8% decline in revenue of approximately $4.0 million and a substantial operating loss amounting to approximately $34.6 million (approximately $15.1 million excluding the effect of acquired in-process research and development) and had a working capital deficiency of $2.0 million.

     The Company's operations are subject to a number of risks, including but not limited to a history of net losses from operations, future capital needs, dependence on key personnel, competition and risk of technological obsolescence, governmental regulations and approvals, technology research and development results, continued development of its compound semiconductor manufacturing and marketing capabilities and a concentration of international sales in Asia. The Company's operations for the year ended September 30, 1998 were primarily funded through borrowings under existing credit facilities and short-term advances from the Company's Chairman -- aggregating $7.0 million as of September 30, 1998. The Company's Chairman has from time to time provided credit enhancements in the form of debt guarantees and has loaned the Company funds to support its expansion and capital equipment requirements. The Company's Chief Executive Officer has also provided credit enhancement in the form of debt guarantees for the Company. On November 30, 1998, the Company completed a preferred stock private placement (the "Private Placement" see Note 17), resulting in net proceeds of $21.2 million. The Company repaid its Chairman $8.5 million (including $1.5 million advanced to the Company subsequent to September 30, 1998), invested approximately $5.6 million in two unconsolidated ventures, used $2 million to repay debt and the balance is being used for general working capital purposes. In addition, the Company's $10.0 million credit facility was extended to October 1, 1999. The Company's Chairman has committed to provide the Company with $30 million of long-term financing through July 1, 2000. The Chairman's financing commitment terminates if the Company completes a secondary offering of approximately $40.0 million. The Company's operating plans include, among other things attempting to improve (i) operating cash flow through increased sales of compound semiconductor systems, wafers and package-ready devices and (ii) managing its cost structure in relation to its anticipated level of revenues. The Company believes that its current liquidity, together with available credit facilities and the proceeds from the Private Placement, should be sufficient to meet its cash needs for working capital through fiscal 1999. If the working capital generated from the Private Placement and cash generated from operations is not sufficient to satisfy the Company's liquidity requirements, the Company will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to the Company. If the Company is required to raise additional financing and if adequate funds are not available or are not available on acceptable terms, the ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures would be severely limited. Such a limitation could have a material adverse effect on the Company's business, financial condition or operations and the financial statements do not include any adjustment that could result therefrom.

                               EMCORE CORPORATION

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

     Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. The Company had approximately $2.3 million and $3.0 million in cash equivalents at September 30, 1997 and 1998, respectively. As of September 30, 1998, the Company had restricted cash in the amount of $62,500 due to a contractual obligation.

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

     Deferred Costs. Included in other assets are deferred costs related to obtaining product patents and debt issuance costs and an investment in an unconsolidated affiliate. Total amortization expense amounted to approximately $128,000, $40,000 and $79,000 for the years ended September 30, 1996, 1997 and
1998, respectively. During the year ended September 30, 1998, the Company issued 284,684 common stock purchase warrants in exchange for the guaranteeing of a credit facility by the Company's Chairman and Chief Executive Officer. The warrants were assigned a value of $1,310,000 which is being amortized over the eighteen month term of the facility. The warrants were valued by the Company based upon its application of the Black Scholes Option Pricing Model ("Black Scholes"). Amortization expense related to such warrant issuance amounted to approximately $219,000 for fiscal 1998.

     Goodwill. Goodwill is amortized using the straight-line method over three years. The Company, as applicable, evaluates whether there has been a permanent impairment in the value of goodwill. Any impairment would be recognized when the sum of expected undiscounted cash flows derived from the acquired business is less than its carrying value.

     Income Taxes. The Company recognizes deferred taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are

                               EMCORE CORPORATION
established when necessary to reduce deferred tax assets to the amounts expected to be realized. The primary sources of temporary differences are depreciation and amortization of intangible assets.

     Revenue and Cost Recognition -- Systems, Components and Service
Revenues. Revenue from systems sales is recognized upon shipment, when title passes to the customer. Subsequent to product shipment, the Company incurs certain installation costs at the customer's facility and warranty costs which are estimated and accrued at the time the sale is recognized. Component sales and service revenues are recognized when goods are shipped or services are rendered to the customer. Service revenue under contracts with specified service terms is recognized as earned over the service period in accordance with the terms of the applicable contract. Costs in connection with the procurement of the contracts are charged to expense as incurred.

     Revenue and Cost Recognition -- Contract Revenue. The Company's research contracts require the development or evaluation of new materials applications and have a duration of six to thirty-six months. For research contracts with the U.S. Government and commercial enterprises with durations greater than six months, the Company recognizes revenue to the extent of costs incurred plus the estimated gross profit as stipulated in such contracts, based upon contract performance. Contracts with a duration of six months or less are accounted for on the completed contract method. A contract is considered complete when all costs, except insignificant items, have been incurred, and the research reporting requirements to the customer have been met. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs, as well as coverage of certain general and administrative costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenues from contracts amounted to approximately $3,295,000, $614,000 and $438,000 for the years ended September 30, 1996, 1997 and 1998, respectively.

     Research and Development. Research and development costs related to the development of both present and future products and Company-sponsored materials application research are charged to expense as incurred. In connection with the acquisition of MicroOptical Devices, Inc. ("MODE"), the Company recorded a charge of $19,516,000 for acquired in-process research and development.

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

     Net Loss Per Share. The Company accounts for earnings per share under the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). Basic and diluted earnings per share calculated pursuant to SFAS No. 128 have been restated for all periods presented to give effect to the Securities and Exchange Commission's Staff Accounting Bulletin No. 98 which eliminated certain computational requirements of Staff Accounting Bulletin No. 64.

                               EMCORE CORPORATION

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

                                                                     YEARS ENDED SEPTEMBER 30,
                                                              ----------------------------------------
                                                                 1996          1997           1998
Net loss....................................................  $(3,176,314)  $(5,619,367)  $(36,418,796)
                                                              -----------   -----------   ------------
Loss per common share -- basic..............................  $     (1.06)  $     (1.20)  $      (4.15)
                                                              ===========   ===========   ============
Loss per common share -- diluted............................  $     (1.06)  $     (1.20)  $      (4.15)
                                                              ===========   ===========   ============
Common shares -- basic......................................    2,994,466     4,668,822      8,775,270
Effect of dilutive securities:
Stock options and warrants..................................           --            --             --
Common shares -- diluted....................................    2,994,466     4,668,822      8,775,270

-------------------------


The effect of outstanding common stock purchase options and warrants have been excluded from the Company's earnings per share calculation since the effect of such securities is anti-dilutive.

     Reclassifications. Prior period balances have been reclassified to conform with the current period financial statement presentation.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will be required to adopt this standard in its fiscal year ended September 30, 1999. The adoption of SFAS No. 131 will not have an impact on the Company's results of operations, financial position or cash flows.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use, including the requirement to capitalize specified costs and amortization of such costs. The Company does not expect the adoption of this standard to have a material effect on its results of operations, financial position or cash flows.

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

     In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of these instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. Management believes that adopting this statement will not have a material impact on the financial position, results of operations, or cash flows of the Company.

                               EMCORE CORPORATION

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

Net tangible assets.........................................  $   156,000
Goodwill....................................................   13,157,000
Acquired in process research and development................   19,516,000
                                                              -----------
  Total purchase price......................................  $32,829,000
                                                              ===========

     The common stock issued in connection with the MODE acquisition was valued based upon the average closing price of the Company's common stock for the five days before and after the announcement date of the acquisition. The assumed MODE options and warrants were valued using Black-Scholes and such values amounted to approximately $3,761,000 and $793,000, respectively.

     The MODE options have a term of 10 years from the date of grant, with such options expiring at various dates through July 2007. The options vest, with continued service, over a four-year period; 25% in year one and 75% equally over the remaining 36 months. The warrants have a term of 10 years from the date of grant, were exercisable upon grant, and expire at various dates through May 2007.

     MODE was a development stage company (incorporated in August 1995) and had 18 employees at the date of acquisition. MODE's activities were substantially dedicated towards the research and development of optical laser devices at the date of acquisition.

     Management is responsible for estimating the fair value of the acquired in-process research and development. As of the date of acquisition, MODE had six primary micro-optical laser research and development projects in-process, which had not reached technological feasibility. MODE's in-process research and development related to new technologies, the fair value assumptions relating to pricing, product margins and expense levels were based upon management's experience with its own operations and the compound semiconductor industry as a whole.

     The Company allocated $475,000 of the purchase price to the acquired workforce of MODE which is included in the approximately $13.2 million of goodwill discussed above. The amount allocated to goodwill is being amortized over a period of three years.

                               EMCORE CORPORATION

     The following unaudited pro forma basis financial information reflects the combined results of operations of the Company and MODE, as if MODE had been acquired as of October 1, 1996 and October 1, 1997, respectively, but does not reflect the non-recurring write-off of the acquired in-process research and development. The summary includes the impact of certain adjustments, such as goodwill amortization and the number of shares outstanding.

                                                               YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                                  1997           1998
                                                                      (UNAUDITED)
Revenue.....................................................  $ 48,313,000   $ 43,860,000
Net loss before extraordinary item..........................   (12,219,000)   (18,344,000)
Net loss....................................................   (12,505,000)   (18,344,000)
Net loss basic and diluted per share........................        $(2.04)        $(2.09)

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

     The Company's world-wide sales to major customers were as follows:

                                                               AS OF SEPTEMBER 30,
                                                     ---------------------------------------
                                                        1996          1997          1998
Customer A.........................................  $ 6,558,930   $ 4,872,540   $ 7,563,137
Customer B.........................................    1,773,864     7,158,619     5,602,120
Customer C.........................................           --     2,500,000     2,501,500
Customer D.........................................    1,530,000     3,085,000       178,856
Customer E.........................................    2,075,722            --            --
                                                     -----------   -----------   -----------
  Total............................................  $11,938,516   $17,616,159   $15,845,613
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

                               EMCORE CORPORATION

     The Company has maintained cash balances with certain financial institutions in excess of the $100,000 insured limit of the Federal Deposit Insurance Corporation.

NOTE 5.  INVENTORIES

     The components of inventories consisted of the following:

                                                                AS OF SEPTEMBER 30,
                                                              ------------------------
                                                                 1997         1998
Raw materials...............................................  $6,513,379   $11,346,487
Work-in-process.............................................     672,247     1,091,971
Finished goods..............................................          --         6,868
                                                              ----------   -----------
  Total.....................................................  $7,185,626   $12,445,326
                                                              ==========   ===========

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

     Major classes of property and equipment are summarized below:

                                                                  AS OF SEPTEMBER 30,
                                                              ---------------------------
                                                                  1997           1998
Land........................................................  $         --   $  1,028,902
Building....................................................            --      7,493,385
Equipment...................................................    19,190,770     28,367,324
Furniture and fixtures......................................     2,300,146      3,255,680
Leasehold improvements......................................     6,085,256      9,948,121
Fixed assets under capital leases...........................        98,623      2,042,728
                                                              ------------   ------------
                                                                27,674,795     52,136,140
Less: accumulated depreciation and amortization.............   (10,876,962)   (15,926,309)
                                                              ------------   ------------
  Total.....................................................  $ 16,797,833   $ 36,209,831
                                                              ============   ============

     At September 30, 1998, minimum future lease payments due under the capital leases are as follows:

PERIOD ENDING SEPTEMBER 30,
  1999......................................................  $  796,648
  2000......................................................     741,345
  2001......................................................      62,478
  2002......................................................      25,336
  2003 and thereafter.......................................          --
                                                              ----------
Total minimum lease payments................................   1,625,807
Less: amount representing interest (average rate of 9.8%)...    (198,254)
                                                              ----------
Net minimum lease payments..................................   1,427,553
Less: current portion.......................................    (673,036)
                                                              ----------
Long-term portion...........................................  $  754,517
                                                              ==========

     The provisions for depreciation and amortization expense on owned property and equipment amounted to approximately $1,743,000, $3,148,000 and $4,683,000 for the years ended September 30, 1996, 1997 and 1998,

                               EMCORE CORPORATION
respectively. Accumulated amortization on assets accounted for as capital lease amounted to approximately $366,000 as of September 30, 1998.

     Included in equipment above are ten systems and twenty systems with a combined net book value of approximately $5.1 million and $9.8 million at September 30, 1997 and 1998, respectively. Such systems are utilized for the production of compound semiconductor wafers and package-ready devices for sale to third parties, systems demonstration purposes, system sales support, in-house materials applications, internal research and contract research funded by third parties.

NOTE 7.  ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                                                AS OF SEPTEMBER 30,
                                                              -----------------------
                                                                 1997         1998
Accrued payroll, vacation and other employee expenses.......  $1,659,428   $2,113,765
Installation and warranty costs.............................   1,411,120      704,114
Interest....................................................     272,445      346,250
Other.......................................................     524,596    1,033,276
                                                              ----------   ----------
  Total.....................................................  $3,867,589   $4,197,405
                                                              ==========   ==========

NOTE 8.  DEBT FACILITIES

     1998 Agreement:

     On June 22, 1998, the Company entered into an $8.0 million loan agreement with First Union National Bank (the "1998 Agreement"), which expires December 31, 1999. The 1998 Agreement bears interest at a rate equal to one-month LIBOR plus three-quarters of one percent per annum (or 6.4%) at September 30, 1998. As of September 30, 1998, $8.0 million was outstanding under the 1998 Agreement and is due and payable on December 31, 1999. The 1998 Agreement is guaranteed by both the Company's Chairman and Chief Executive Officer. In exchange for guaranteeing the facility, the Chairman and the Chief Executive Officer were granted an aggregate of 284,684 common stock purchase warrants exercisable at $11.375 per share until May 1, 2001. These warrants are callable at the Company's option at $0.85 per warrant at such time as the Company's Common Stock has traded at or above 150% of the exercise price for a period of thirty days.

     The Company assigned a value of $1,310,000 to the warrants issued to the guarantors. This valuation was based upon the Company's application of Black Scholes. This value is accounted for as debt issuance cost and will be amortized over the eighteen month life of the 1998 Agreement.

     1997 Agreement:

     On March 31, 1997, the Company entered into a $10.0 million loan agreement (the "1997 Agreement"). The Agreement bears interest at the rate of Prime plus 50 basis points (8.75% and 9.0% at September 30, 1998 and 1997, respectively). As of September 30, 1998 the Company had $9,950,000 outstanding under this facility. As of September 30, 1997, there were no amounts outstanding under this facility.

     As a result of the net loss for the quarters ended June 30, 1998 and September 30, 1998, the Company was not in compliance with the 1997 Agreement fixed charged coverage ratio covenant. The Company received a waiver from the bank regarding this non-compliance. The Company's 1997 Agreement was subsequently further extended through October 1, 1999. The 1997 Agreement's financial covenants were modified under the second amendment, and management believes that the Company will be able to comply

                               EMCORE CORPORATION
with such requirements throughout fiscal 1999. In addition, the Company's Chairman has guaranteed such debt in the event the Company does not meet certain financial covenants.

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

     The Company assigned a value of $1,440,000 to the May 1, 1996 detachable warrants and $900,000 to the September 1, 1996 detachable warrants. These valuations were based upon the Company's application of Black Scholes and the Company's assessment of the underlying valuation factors, as well as an assessment of the terms of the Subordinated Notes. The carrying value of the Subordinated Notes will be subject to periodic accretions, using the interest method, in order for the carrying amount to equal the Company's obligation upon maturity. As a result, the May 1, 1996 and September 1, 1996 Subordinated Notes have an effective interest rate of approximately 9.3% and 15.0%, respectively. For the years ended September 30, 1998, 1997 and 1996, imputed warrant interest related to the Subordinated Notes amounted to $370,000, $388,000 and $126,000, respectively.

     Demand Note Facilities:

     On September 17, 1998, the Company borrowed $7.0 million from its Chairman. The loan bears interest at the rate of Prime plus 200 basis points (10.25% as of September 30, 1998), per annum. In addition, on October 23, 1998 the Company borrowed an additional $1.5 million from its Chairman on identical terms. The entire sum of $8.5 million borrowed plus interest was repaid from the proceeds of the Private Placement (see Note 17).

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

                               EMCORE CORPORATION

     The Company assigned a value of $3,600,000 to the warrants issued to the guarantor. This valuation was based upon the Company's application of Black Scholes. This value was accounted for as debt issuance cost and was amortized over the expected period that the facility was to be in place (four months).

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

     Facility and equipment rent expense under such leases amounted to approximately $350,000, $548,000 and $637,000 for the years ended September 30, 1996, 1997 and 1998, respectively.

     Future minimum rental payments under the Company's non-cancelable operating leases with an initial or remaining term of one year or more as of September 30, 1998 are as follows:

PERIOD ENDING SEPTEMBER 30,
  1999......................................................  $  712,000
  2000......................................................     359,000
  2001......................................................      74,000
  2002......................................................      13,000
  2003......................................................       8,000
                                                              ----------
  Total minimum lease payments..............................  $1,166,000
                                                              ==========

     The Company is from time to time involved in litigation incidental to the conduct of its business. Management and its counsel believe that such pending litigation will not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

                               EMCORE CORPORATION

NOTE 10.  INCOME TAXES

     Income tax expense consists of the following:

                                                               YEARS ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                               1996      1997       1998
Current:
  Federal...................................................  $  --    $113,000    $  --
  State.....................................................     --      24,000       --
                                                              -----    --------    -----
                                                                 --     137,000       --
Deferred:
  Federal...................................................     --          --       --
  State.....................................................     --          --       --
                                                              -----    --------    -----
     Total..................................................  $  --    $137,000    $  --
                                                              =====    ========    =====

     The principal differences between the U.S. statutory and effective income tax rates were as follows:

                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1996      1997      1998
US statutory income tax (benefit) expense rate..............   (34.0)%   (34.0)%   (34.0)%
State rate, net of federal benefit..........................    (5.9)     (5.9)     (5.9)
Acquired in-process research and development................                        18.2
Change in valuation allowance...............................    38.3      37.7      19.8
Non-deductible amortization.................................      --        --       3.4
Other.......................................................     1.6       4.7      (1.5)
                                                              ------    ------    ------
Effective tax rate..........................................     0.0%      2.5%      0.0%
                                                              ======    ======    ======

                               EMCORE CORPORATION

     The components of the Company's net deferred taxes were as follows:

                                                              YEARS ENDED SEPTEMBER 30,
                                                              -------------------------
                                                                 1997          1998
Deferred tax assets:
  Federal net operating loss carryforwards..................  $3,502,348    $7,943,877
  Research credit carryforwards (state and federal).........     718,644     1,479,221
  Inventory reserves........................................     207,732       247,521
  Accounts receivable reserves..............................     243,996       239,701
  Interest..................................................   1,461,389     1,657,337
  Accrued installation reserve..............................     362,379       163,778
  Accrued warranty reserve..................................     158,202        75,621
  State net operating loss carryforwards....................     461,821     1,494,064
  Other.....................................................     144,586       238,318
  Valuation reserve -- federal..............................  (5,583,217)   (9,438,122)
  Valuation reserve -- state................................  (1,334,975)   (3,751,314)
                                                              ----------    ----------
     Total deferred tax assets..............................     342,905       350,002
Deferred tax liabilities:
  Fixed assets and intangibles..............................    (342,905)     (350,002)
                                                              ----------    ----------
     Total deferred tax liabilities.........................    (342,905)     (350,002)
Net deferred taxes..........................................  $       --    $       --
                                                              ==========    ==========

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

NOTE 11.  STOCKHOLDERS' EQUITY

     Reverse Stock Split. On February 3, 1997, the Board of Directors approved a 3.4:1 reverse stock split of its common stock and approved a decrease in the number of shares of common stock authorized. All references in the accompanying financial statements to the number of common stock and per-share amounts have been restated to reflect the reverse split.

     Common Stock Offering. In March 1997, the Company completed an initial public offering of 2,500,000 shares of common stock at a price of $9.00 per share (the "Offering"), and upon the exercise of the Underwriter's overallotment option, 375,000 additional shares of common stock were also sold at $9.00 per share. The proceeds, net of commissions and certain expenses, to the Company from the offering were

                               EMCORE CORPORATION
approximately $22.8 million. Prior to the Offering, there was no public market for the Company's common stock.

     Warrant Exercise. On December 3, 1997, the holders of 1.8 million common stock purchase warrants (with an exercise price of $4.08) exercised such warrants with the Company taking full recourse notes amounting to approximately $7.5 million in exchange for the issued common stock. The notes receivable mature and are payable in full on May 1, 2001 and bear interest at a rate of 6%, compounding semi-annually. In addition, the holders are required to provide collateral at a 2:1 coverage ratio. This collateral is presently held by the Company.

     Preferred Stock. The Company's certificate of incorporation authorizes the Board of Directors to issue up to 5,882,353 shares of preferred stock of the Company upon such terms and conditions having such rights, privileges and preferences as the Board of Directors may determine.

NOTE 12.  STOCK OPTIONS AND WARRANTS

     Stock Option Plan. In November 1994, the Company's Incentive Stock Option Plan, initiated in 1987, was eliminated. On June 5, 1995, the Company adopted the 1995 Incentive and Non-Statutory Stock Option Plan (the "Option Plan"). Under the terms of the Option Plan, options to acquire 323,529 shares of common stock may be granted to eligible employees, as defined, at no less than 100 percent of the fair market value on the date of grant. In March 1996, options to acquire an additional 323,530 shares of common stock were approved. In February 1997, options to acquire an additional 725,000 shares of common stock were approved. As of September 30, 1998, 1,372,059 stock options were available for issuance under the Company's Option Plan.

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

                               EMCORE CORPORATION

     The following table summarizes the activity under the plan:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               SHARES     EXERCISE PRICE
Outstanding as of September 30, 1995........................    281,470       $ 3.03
  Granted...................................................     57,942         6.04
  Exercised.................................................         --           --
  Canceled..................................................         --           --
                                                              ---------       ------
Outstanding as of September 30, 1996........................    339,412       $ 3.54
  Granted...................................................    182,700        11.06
  Exercised.................................................    (42,165)        3.17
  Canceled..................................................     (4,475)        3.08
                                                              ---------       ------
Outstanding as of September 30, 1997........................    475,472       $ 6.47
  Granted...................................................    615,318        13.34
  Exercised.................................................    (19,919)        3.78
  Canceled..................................................    (35,457)       12.34
                                                              ---------       ------
Outstanding as of September 30, 1998........................  1,035,414       $10.40
                                                              =========       ======

     As of September 30, 1998, stock options outstanding, excluding those assumed in connection with the acquisition of MODE, were as follows:

                                                                                    WEIGHTED AVERAGE
                                                                                       REMAINING
                                                                        OPTIONS     CONTRACTUAL LIFE   EXERCISABLE
                           EXERCISE PRICES                            OUTSTANDING       (YEARS)          OPTIONS
                           ---------------                            -----------   ----------------   -----------
$0.00 more than x less than $5.00..................................     242,219           7.96           242,219
$5.00 more than x less than $10.00.................................      22,500           9.88                --
$10.00 more than x less than $15.00................................     661,975           9.17           178,873
$15.00 more than x less than $20.00................................      74,720           9.19               767
$20.00 more than x less than $25.00................................      34,000           8.94             6,800

     In connection with the Company's acquisition of MODE, it assumed 200,966 common stock purchase options with exercise prices ranging from $0.43 to $0.59. The MODE options have a term of 10 years from the date of grant, with such options expiring at various dates through July 31, 2007. The options vest, with continued service, over a four-year period; 25% in year one and 75% equally over the remaining 36 months. As of September 30, 1998, there are 177,312 options outstanding at a weighted average exercise price of $0.50.

     The following table summarizes the activity of options assumed in the MODE acquisition.

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
Outstanding as of September 30, 1997........................         --          --
Options assumed at the date of acquisition..................    200,966       $0.50
Exercised...................................................    (15,890)       0.51
Cancelled...................................................     (7,764)       0.56
                                                              ---------       -----
Outstanding as of September 30, 1998........................    177,312        0.50
                                                              =========       =====

                               EMCORE CORPORATION

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

                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                                 1997           1998
Net loss before extraordinary item
  As reported...............................................  $5,333,772    $36,418,796
  Pro forma.................................................  $5,441,274    $37,037,847
Net loss per basic and diluted share before extraordinary
  item
  As reported...............................................  $    (1.14)   $     (4.15)
  Pro forma.................................................  $    (1.17)   $     (4.22)
Net loss
  As reported...............................................  $5,619,367    $36,418,796
  Pro forma.................................................  $5,726,869    $37,037,847
Net loss per basic and diluted share
  As reported...............................................  $    (1.20)   $     (4.15)
  Pro forma.................................................  $    (1.23)   $     (4.22)

     The weighted average fair value of the Company's stock options was calculated using Black Scholes with the following weighted-average assumptions used for grants in fiscal 1997 and 1998: no dividend yield; expected volatility of 0% prior to the Company's initial public offering and 60% thereafter; a risk-free interest rate of 6.04% and 5.57% for fiscal years 1997 and 1998, respectively; and expected lives of 5 years. The weighted average fair value of options granted during the years ended September 30, 1997 and 1998 is $3.82 and $7.50 per share, respectively. Stock options granted by the Company prior to its initial public offering were valued using the minimum value method under FASB No. 123.

     Warrants. Set forth below is a summary of the Company's outstanding warrants at September 30, 1998:

                                                     EXERCISE                  EXPIRATION
SECURITY                                              PRICE     WARRANTS          DATE
Common Stock(1)....................................   $ 4.08      385,428      May 1, 2001
Common Stock(2)....................................   $ 4.33       36,990    August 21, 2006
Common Stock(2)....................................   $ 5.92       10,128     May 16, 2007
Common Stock(3)....................................   $10.20    1,225,490   September 1, 2001
Common Stock(4)....................................   $11.38      284,684      May 1, 2001

-------------------------

(1) Issued in connection with the Company's May 1996 subordinated note issuance.
(2) Issued in connection with the MODE acquisition.
(3) Issued in connection with the Company's September 1996 subordinated debt issuance and October 1996 debt guarantee.
(4) Issued in connection with the 1998 Agreement guarantee.

NOTE 13.  RELATED PARTIES

     In May 1995, 52% of the Company's outstanding shares of Common Stock were purchased by Jesup & Lamont Merchant Partners, L.L.C. ("JLMP"). Prior to May 12, 1997, a majority of the Company's then six directors were members of JLMP. On May 12, 1997, JLMP distributed all of its shares of the Company to the

                               EMCORE CORPORATION
individual members of JLMP. In May 1995, the Company entered into a consulting agreement (the "Agreement") with Jesup & Lamont Capital Markets, Inc. ("Jesup & Lamont") pursuant to which Jesup & Lamont agreed to provide financial advisory and employee services for the Company for one year. Total fees paid to Jesup & Lamont amounted to approximately $241,697 for the fiscal year ended September 30, 1996. No fees were paid to Jesup & Lamont during the fiscal years ended September 30, 1998 and 1997.

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

     In July 1998, the Company and a wholly-owned subsidiary of UTC formed Uniroyal Optoelectronics, a venture (the "UTC Venture") to produce and market compound semiconductor products. The Company has a 49% non-controlling minority interest. The Company's rights under the venture agreement are protective and as such, the Company accounts for its interest in the venture under the equity method of accounting. In July 1998, the Company invested $490,000 in the UTC Venture which was classified as a component of other long-term assets. For the year ended September 30, 1998, the Company recognized a loss of $198,000 related to the UTC Venture, which has been recorded as a component of other income and expense. In November 1998, the Company invested an additional $5.0 million into the UTC Venture.

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

                               EMCORE CORPORATION

NOTE 14.  EXPORT SALES

     The information below summarizes the Company's export sales by geographic area. The Company's export sales to the Far East and Europe are as follows:

                                                         ASIA         EUROPE        TOTAL
                                                      -----------   ----------   -----------
Year ended September 30, 1996.......................  $ 8,209,309   $3,588,066   $11,797,375
Year ended September 30, 1997.......................  $14,583,981   $5,478,186   $20,062,167
Year ended September 30, 1998.......................  $15,527,169   $1,584,851   $17,112,020

NOTE 15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                                NET
                                                             OPERATING          NET        INCOME (LOSS)
                                                REVENUES   INCOME (LOSS)   INCOME (LOSS)     PER SHARE
                                                --------   -------------   -------------   -------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal Year Ended September 30, 1997:
  December 31, 1996...........................  $ 8,591      $ (2,585)       $ (3,798)        $(0.86)
  March 31, 1997..............................   12,929           147          (3,150)         (0.82)
  June 30, 1997...............................   14,106           907             830           0.10
  September 30, 1997..........................   12,126           841             498           0.06
Fiscal Year Ended September 30, 1998:
  December 31, 1997 (as previously
     reported)................................  $12,357      $(29,223)*      $(29,389)*       $(4.15)*
  December 31, 1997 (as restated).............   12,357       (19,717)*       (19,883)*        (2.81)*
  March 31, 1998 (as previously reported).....   13,808           200              37           0.00
  March 31, 1998 (as restated)................   13,808          (615)           (778)         (0.08)
  June 30, 1998 (as previously reported)......    9,074        (7,141)         (7,446)         (0.80)
  June 30, 1998 (as restated).................    9,074        (7,956)         (8,260)         (0.88)
  September 30, 1998 (as previously
     reported)................................    8,521        (5,544)         (6,683)         (0.71)
  September 30, 1998 (as restated)............    8,521        (6,359)         (7,498)         (0.80)

-------------------------
See Note 20, "Restatement".

* includes a one-time charge to acquired in-process research and development, non-cash.

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

NOTE 17.  SUBSEQUENT EVENT -- REDEEMABLE PREFERRED STOCK PRIVATE PLACEMENT

     On November 30, 1998, the Company sold an aggregate of 1,550,000 shares of Series I Redeemable Convertible Preferred Stock (the "Series I Preferred Stock") to related parties (Hakuto Company, Ltd., Uniroyal Technology Corporation, and Union Miniere, Inc.) for aggregate consideration of $21.7 million before deducting costs and expenses which amounted to approximately $500,000. The Series I Preferred Stock was recorded net of issuance costs. The excess of the preference amount over the carrying value of the Series I Preferred Stock will be accreted by periodic charges to accumulated deficit in the absence of additional paid in

                               EMCORE CORPORATION
capital. The shares of Series I Preferred Stock are convertible, at any time, at the option of the holders thereof, unless previously redeemed, into shares of common stock at an initial conversion price of $14.00 per share of common stock, subject to adjustment in certain cases. The market price of the Company's common stock was $12.875 on the date the Series I Preferred Stock was issued. The Series I Preferred Stock is redeemable, in whole or in part, at the option of the Company at any time the Company's stock has traded at or above $28.00 per share for 30 consecutive trading days, at a price of $14.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. The Series I Preferred stock carries a dividend of 2% per annum. Dividends are being charged to accumulated deficit in the absence of additional paid in capital. In addition, the Series I Preferred Stock is subject to mandatory redemption by the Company at $14.00 per share plus accrued and unpaid dividends, if any, on November 17, 2003.

NOTE 18.  SUBSEQUENT EVENTS -- JOINT VENTURES

     In November 1998, the Company entered into a joint venture with Union Miniere Inc. to undertake research and development aimed at new material application of germanium substrates. The Company has a 50% non-controlling interest in the venture. The Company will account for its interest in the venture under the equity method of accounting. In November 1998, the Company invested $600,000 in the venture. The Company is obligated to fund the venture's capital requirements in proportion to its equity interest.

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

     In connection with the GELcore venture, General Electric will loan the Company $7.8 million at 4.75% per annum. The proceeds will be used to fund part of the Company's initial capital contribution in GELcore. This subordinated debenture (the "Debenture") will mature seven years from the date of issuance and is convertible into common stock of the Company at a conversion price of $22.875 or 340,984 shares. The Debenture is convertible at any time at the option of GE Lighting and may be called by the Company after three years, if the price of the Company's common stock has traded at or above $34 for at least thirty days. The Debenture's interest rate will be subject to adjustment in the event the Company does not complete a public offering by June 30, 1999.

     General Electric will also receive between 282,010 warrants to purchase common stock at $22.875 per share. The warrants will be exercisable at any time and will expire in seven years from the date of issuance.

     On April 27, 1999, the Company contributed an additional $500,000 as a capital investment in their joint venture with Uniroyal Technologies Corporation.

NOTE 19.  SUBSEQUENT EVENTS -- OTHER

     Short Term Borrowings

     On February 1, 1999, the Company entered into a $5 million short-term note (the "Note") with First Union. The Note is due and payable in May 1999. The Note bears interest at a rate equal to one-month LIBOR plus three-quarters of one percent per annum.

     On April 29, 1999, the Company entered into a $19.0 million short-term note (the "Amended Note") with First Union. The Amended Note consolidated the $8.0 million loan agreement dated June 22, 1998 and the $5 million Note plus an additional $6.0 million. The Amended Note is due and payable October 1, 1999 and bears interest at a rate equal to one-month LIBOR plus three-quarters of one percent per annum.

                               EMCORE CORPORATION

     1997 Agreement. In January 1999, the Company borrowed the remaining balance of $2,050,000 available under the 1997 Agreement.

     Related Party Transactions

     On January 27, 1999, the Company borrowed $3.0 million from its Chairman. The loan bears interest at 8% per annum. This loan was repaid from borrowings under the Note.

     On January 29, 1999, the Company's Chairman committed to provide $30 million of long-term financing of the Company through July 1, 2000. The Chairman's financing commitment terminates if the Company completes a secondary offering of approximately $40.0 million.

     On April 29, 1999, the Company borrowed $2.5 million from its Chairman at an interest rate of prime plus two percent. On May 7, 1999, this loan was repaid from borrowing under the Amended Note with First Union.



20. RESTATEMENT

     Subsequent to the issuance of the Company's Annual Report on Form 10-K for the year ended September 30, 1998, the Company's management revised the amount of the purchase price which was allocated to in-process research and development in accounting for the acquisition of MicroOptical Devices, Inc. ("MODE") in December 1997. The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to acquired in-process research and development ("IPR&D") at the date of acquisition.

     The revised valuation is based on management's estimates of the net cash flows associated with expected operations of MODE and gives explicit consideration to the SEC's views on acquired IPR&D as set forth in its letter to the American Institute of Certified Public Accountants.

     As a result of the revised allocation, the Company's financial statements for the year ended September 30, 1998 have been restated from amounts previously reported to reduce the amount of the acquired in-process research and development expensed by $9.8 million and to increase goodwill by $9.8 million. The amount allocated to goodwill includes approximately $0.5 million related to the value of MODE's workforce. The change had no impact on net cash flows used by operations.

     A summary of the significant effects of the restatement is as follows:

                                                                         AS OF
                                                                  SEPTEMBER 30, 1998
                                                             -----------------------------
                                                             AS PREVIOUSLY
                                                               REPORTED       AS RESTATED
                                                             -------------    ------------
BALANCE SHEET DATA:
Goodwill, net..............................................  $  2,457,000     $  9,519,000
Accumulated deficit........................................   (67,258,454)     (60,196,454)

                                                                  FOR THE YEAR ENDED
                                                                  SEPTEMBER 30, 1998
                                                             -----------------------------
                                                             AS PREVIOUSLY
                                                               REPORTED       AS RESTATED
                                                             -------------    ------------
STATEMENT OF OPERATIONS DATA:
Goodwill amortization......................................  $    921,941     $  3,637,941
Research and development - one-time required in-process,
  non-cash.................................................    29,294,000       19,516,000
Net loss...................................................   (43,480,796)     (36,418,796)
Net loss per common share -- Basic and Diluted.............         $(4.95)         $(4.15)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of EMCORE Corporation
Somerset, New Jersey

     We have audited the accompanying consolidated balance sheet of EMCORE Corporation, (the "Company") as of September 30, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2) for the year ended September 30, 1998. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1998 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the year ended September 30, 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 20 the accompanying 1998 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
May 14, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of EMCORE Corporation

     We have audited the accompanying balance sheet of EMCORE Corporation (the "Company") as of September 30, 1997, the related statements of operations, shareholders' (deficit) equity and cash flows for each of the two years in the period ended September 30, 1997. We have also audited the financial statement schedule listed in Item 14(a)(2) for each of the two years in the period ended September 30, 1997. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EMCORE Corporation as of September 30, 1997, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         PricewaterhouseCoopers LLP ("PwC") and one of its predecessors, Coopers & Lybrand L.L.P., have served as the Company's independent public accountants since 1986. On May 13, 1999 the staff of the Securities and Exchange Commission (the "SEC") advised EMCORE that, in its view, because several current and former Price Waterhouse LLP partners owned shares of the Company's common stock, PwC had violated the independence standards promulgated by the SEC. The SEC staff is requiring the Company to change auditors and to have a new accounting firm reaudit its fiscal 1998 financial statements as a result of such violations by PwC.

         In connection with the foregoing, on May 13, 1999, the Company engaged Deloitte & Touche LLP as its independent public accountants to reaudit the Company's financial statements for fiscal year 1998 and dismissed PwC as the Company's independent public accountant for fiscal year 1998. Both of these decisions were approved by the audit committee of the Company's Board of Directors.

         PwC's report on the Company's financial statements for the two most recent fiscal years (1997 and 1996) did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during the Company's two most recent fiscal years and through May 13, 1999, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of the disagreement in connection with its report,

         During the Company's two most recent fiscal years and through May 13, 1999, there have been no reportable events, as defined in Regulation S-K Item 304(a)(1)(v).

         Prior to formally being appointed as auditors on May 13, 1999, Deloitte & Touche LLP performed certain audit-related work at the request of the Company as a precaution in the event the SEC staff required the Company to change accountants.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

14(A)(1)       FINANCIAL STATEMENTS:

                                                                                                                       Page
                                                                                                                     Reference
                                                                                                                     ---------
        Included in Part II, Item 8 of this report:

        Consolidated Balance sheets as of September 30, 1997 and 1998 (as restated)                                      30

        Consolidated Statements of operations for the years ended September 30, 1996, 1997
          and 1998 (as restated)                                                                                         31

        Consolidated Statements of shareholders' equity for the years ended September 30, 1996, 1997
          and 1998 (as restated)                                                                                         32

        Consolidated Statements of cash flows for the years ended September 30, 1996, 1997 and 1998
          (as restated)                                                                                                  33

        Notes to financial statements                                                                                 35-53

        Report of independent accountants                                                                             54-55

14(A)(2)       Financial Statement Schedule:

        Included in Part IV of this report:

        Schedule II - Valuation and qualifying accounts and reserves                                                     61

        Other schedules have been omitted since they are either not required or not applicable.


14(A)(3)       EXHIBITS

EXHIBIT NO.    DESCRIPTION
----------     ------------
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

   3.3 Certificate of Amendment to the Certificate of Incorporation, dated November 19, 1998.*

   4.1 Specimen certificate for shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the 1997 S-1).*

   4.2         Form of $11.375 Warrant.*

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

  10.14 Acquisition Agreement, dated as of December 5, 1997, between the Company and MicroOptical Devices, Inc. (incorporated by reference to Exhibit 2 to the Company's filing on Form 8-K, dated December 22, 1997).*

  10.15 Purchase Agreement, dated November 30, 1998, by and between the Company, Hakuto UMI and UTC.*

  10.16 Registration Rights Agreement, dated November 30, 1998 by and between the Company, Hakuto, UMI and UTC.*

  10.17 Long Term Purchase Agreement dated November 24, 1998 by and between the Company and Space Systems/Loral, Inc. Confidential treatment has been requested by the Company with respect to portions of this document. Such portions are indicated by "[*]."

  10.18 Promissory Note, dated June 22, 1998 by the Company in favor of First Union National Bank.*

  10.19 Second Amendment to Revolving Loan and Security Agreement, dated as of November 30, 1998 between the Company and First Union National Bank.*

  21           Subsidiaries of the registrant.*

  23.1         Consent of Deloitte & Touche LLP.

  23.2         Consent of PricewaterhouseCoopers LLP

  27           Financial Data Schedule.

----------

* Filed previously with or incorporated by reference in Form 10-K filed on December 29, 1998.


14(B)          Reports on Form 8-K:

               The Company filed a current report on Form 8-K dated August 6,
                1998 which set forth information under Item 5.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Somerset, State of New Jersey, on May 17, 1999.



                                EMCORE CORPORATION



                                By /s/ REUBEN F. RICHARDS, JR.
                                   --------------------------------------------
                                   Name: Reuben F. Richards, Jr.
                                   TITLE: PRESIDENT AND CHIEF EXECUTIVE OFFICER


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of EMCORE Corporation in the capacities indicated, on May 17, 1999.

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



    /s/ ROBERT LOUIS-DREYFUS            Director
--------------------------------------
        Robert Louis-Dreyfus



    /s/ HUGH H. FENWICK                 Director
--------------------------------------
        Hugh H. Fenwick



    /s/ SHIGEO TAKAYAMA                 Director
--------------------------------------
        Shigeo Takayama



    /s/ CHARLES T. SCOTT                Director
---------------------------------------
        Charles T. Scott



    /s/ JOHN HOGAN                      Director
---------------------------------------
        John Hogan

                                                                     Schedule II


EMCORE CORPORATION
Valuation and Qualifying Accounts and Reserves
For the years ended September 30, 1996, 1997 and 1998

                                                             Additions
                                           Balance at        Charged to                            Balance at
                                           Beginning         Costs and          Write-offs           End of
                                           of Period          Expenses         (Deductions)          Period
                                           ----------        -----------       ------------        -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year Ended September 30, 1996             $164,000          $  183,000       $   (37,000)         $310,000
  Year Ended September 30, 1997              310,000             515,000          (128,000)          697,000
  Year Ended September 30, 1998              697,000           1,117,000        (1,203,000)          611,000

RESERVES FOR INVENTORY OBSOLESCENCE
  Year Ended September 30, 1996             $115,000          $  105,000                --          $220,000
  Year Ended September 30, 1997              220,000             120,000                --           340,000
  Year Ended September 30, 1998              340,000             120,000                --           460,000

