Form 10-Q/A
period 1998-12-31
EMCORE CORP
filed 1999-05-17
CIK 808326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

                         Commission File Number: 0-22175


                               EMCORE Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                                   NEW JERSEY
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

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


                                                                      Three Months Ended
                                                                         December 31,
                                                             --------------------------------
                                                                      1998            1997
                                                             --------------------------------
                                                                  (as restated)  (as restated)
                                                                    See Note 8     See Note 8
Revenues...................................................          $10,125        $ 12,357
Cost of sales..............................................            6,016           6,376
                                                             --------------------------------
Gross profit...............................................          $ 4,109        $  5,981
                                                             --------------------------------

Operating expenses:

   Selling, general and administrative.....................          $ 3,143        $  3,003
   Goodwill amortization...................................            1,099             343
   Research and development:
        One-time acquired in-process.......................                           19,516
        Recurring..........................................            5,924           2,836
                                                             --------------------------------
Total operating expenses...................................           10,166        $ 25,698
                                                             --------------------------------
Operating loss.............................................          $(6,057)       $(19,717)
                                                             --------------------------------

Other expense:
  Stated interest expense, net.............................          $   230        $     70
  Imputed warrant interest expense, non-cash...............              316              96
  Equity in net loss of an unconsolidated affiliate........              276              --
                                                             --------------------------------
Total other expense........................................          $   822        $    166
                                                             --------------------------------
Net loss...................................................          $(6,879)       $(19,883)
                                                             ================================


Per share data:
Net loss per basic share (see Note 6)......................          $ (0.74)       $  (2.81)
                                                             ================================

Net loss per diluted share (see Note 6)....................          $ (0.74)       $  (2.81)
                                                             ================================

Weighted average shares used in per share data
  calculations.............................................            9,390           7,075
                                                             --------------------------------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In Thousands, except share data)


                                                                             At December 31,       At September 30,
                                                                                  1998                   1998
                                                                            ------------------    -------------------
                                                                               (unaudited)
                                                                              (as restated)         (as restated)
                                                                               See Note 8            See Note 8
ASSETS
     Cash and cash equivalents.....................................           $     1,780            $    4,456
     Restricted cash...............................................                    --                    62
     Accounts receivable, net of allowance for doubtful accounts of
      $580 and $611 at December 31, 1998 and September 30, 1998,
      respectively.................................................                 4,553                 7,438
     Accounts receivable, related party............................                 2,517                   500
     Inventories, net..............................................                12,483                12,445
     Other current assets..........................................                   290                   208
                                                                              --------------         -------------
           Total current assets....................................                21,623                25,109

     Property, plant and equipment, net............................                40,554                36,210
     Goodwill, net.................................................                 8,421                 9,519
     Investments in unconsolidated affiliate.......................                 5,615                   292
     Other assets, net.............................................                 1,670                 2,090
                                                                              --------------         -------------
           Total assets............................................           $    77,883            $   73,220
                                                                              ==============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Notes payable - related party.................................           $        --            $    7,000
     Accounts payable..............................................                 9,129                12,023
     Accrued expenses..............................................                 3,554                 4,197
     Advanced billings.............................................                 5,303                 3,180
     Capital lease obligations - current...........................                   702                   673
     Other current liabilities                                                        142                    53
                                                                              --------------         -------------
           Total current liabilities...............................                18,830                27,126

     Bank loans....................................................                15,950                17,950
     Subordinated notes, net.......................................                 7,904                 7,809
     Capital lease obligation, net of current portion..............                   596                   755
     Other liabilities.............................................                   569                    --
                                                                              --------------         -------------
           Total liabilities.......................................                43,849                53,640
                                                                              --------------         -------------

     Mandatorily redeemable, convertible preferred stock, 1,550,000 shares issued and outstanding at December 31, 1998
      (redeemable at maturity for $21,700).........................                21,242                    --

SHAREHOLDERS' EQUITY:
     Preferred stock, $.0001 par value, 5,882,353 shares authorized;
      no shares outstanding........................................                    --                    --
     Common stock, no par value, 23,529,411 shares authorized,
      9,403,504 shares issued and outstanding December 31, 1998,
      9,375,952 shares issued and outstanding at September 30, 1998                87,576                87,443
     Accumulated deficit...........................................               (67,117)              (60,196)
     Notes receivable from warrant issuances and stock sales.......                (7,667)               (7,667)
                                                                              --------------         -------------
     Total shareholders' equity....................................                12,792                19,580
                                                                              --------------         -------------

     Total shareholders' equity and mandatorily redeemable,
      convertible preferred stock..................................                34,034                19,580
                                                                              --------------         -------------

     Total liabilities, shareholders' equity and mandatorily
      redeemable, convertible preferred stock......................         $      77,883            $   73,220
                                                                              ==============         =============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                             December 31,
                                                                                   ---------------   ---------------
                                                                                        1998               1997
                                                                                   ---------------   ---------------
                                                                                    (as restated)     (as restated)
                                                                                      See Note 8        See Note 8
OPERATING ACTIVITIES:
Net loss..................................................................           $   (6,879)          $ (19,883)
                                                                                    ---------------  ---------------
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
    Acquired in-process research and development, non-cash................                   --              19,516
    Depreciation and amortization.........................................                2,746               1,873
    Provision for doubtful accounts.......................................                   60                  10
    Provision for inventory valuation.....................................                   30                  30
    Detachable warrant accretion and debt issuance cost amortization......                  313                  97
    Equity in net loss of an unconsolidated affiliate.....................                  276                  --
    Deferred gain on sales to an unconsolidated affiliate.................                  711                  --
    Compensatory stock issuances..........................................                   93                  88
    Change in assets and liabilities:
       Accounts receivable - trade........................................                2,825                 691
       Accounts receivable - related party................................               (2,017)                500
       Inventories........................................................                  (68)             (1,876)
       Other current assets...............................................                  (83)               (340)
       Other assets.......................................................                  184                 (93)
       Accounts payable...................................................               (2,894)              2,851
       Accrued expenses ..................................................                 (643)             (1,546)
       Advanced billings..................................................                2,123                (806)
       Other current liabilities..........................................                  (53)                (93)
                                                                                    ---------------  ---------------
Total adjustments.........................................................                3,603              20,902
                                                                                   ---------------   ---------------
    Net cash (used for) provided by operating activities..................               (3,276)              1,019
                                                                                   ---------------   ---------------

INVESTING ACTIVITIES:
Purchase of property, plant, and equipment................................               (5,972)             (1,627)
Acquisition, cash acquired................................................                   --                 193
Investment in unconsolidated affiliate....................................               (5,600)                 --
Funding of restricted cash................................................                   63                  63
                                                                                   ---------------   ---------------
    Net cash used for investing activities................................              (11,509)             (1,371)
                                                                                   ---------------   ---------------

FINANCING ACTIVITIES:
Proceeds from private placement offering, net of $500 issue costs.........               21,200                  --
Payments on short-term notes payable, related party, net..................               (7,000)                 --
Payments on bank loan.....................................................               (2,000)                 --
Payments on capital lease obligations.....................................                 (129)                (50)
Net proceeds from stock options exercise..................................                   38                  38
Proceeds from exercise of stock warrants..................................                   --                  12
                                                                                   ---------------   ---------------
    Net cash provided by financing activities.............................               12,109                  --
                                                                                   ---------------   ---------------
Net decrease in cash and cash equivalents.................................               (2,676)               (352)
Cash and cash equivalents, beginning......................................                4,456               3,653
                                                                                   ---------------   ---------------

Cash and cash equivalents, ending.........................................         $      1,780       $       3,301
                                                                                   ===============  ================

--------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest..................................                 $334       $         275
                                                                                   ===============  ================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
         for the years ended September 30, 1997 and 1998 and the three months ended December 31, 1998 (unaudited)
                                 (In Thousands)


                                                     Common Stock                        Shareholders'       Total
                                                 --------------------      Accumulated       Notes        Shareholder
                                                 Shares        Amount        Deficit       Receivable       Equity
--------------------------------------------- ------------- ------------- -------------- ---------------   --------------

 Balance at September 30, 1996                     2,994       $18,978        $(18,158)         $(298)        $522

 Issuance of common stock purchase warrants..                    3,601                                       3,601
 Issuance of common stock from initial
  public offering, net of issuance costs of
  $3,110.....................................      2,875        22,765                                      22,765
 Issuance of common stock on exercise of
     warrants................................         94           384                                         384
 Stock option exercise.......................         35            54                                          54
 Redemption of notes receivable from
     shareholders............................                                                      32           32
 Forgiveness of note receivable from
     shareholder.............................                                                      57           57
 Compensatory stock issuances................          2            35                                          35
 Net loss....................................                                   (5,620)                     (5,620)
-----------------------------------------------------------------------------------------------------------------------
 Balance at September 30, 1997...............      6,000       $45,817        $(23,778)         $(209)     $21,830

 Issuance of common stock purchase warrants..                    1,310                                       1,310
 Issuance of common stock and common stock
     purchase warrants in exchange for
     notes receivable........................      1,828         7,458                        $(7,458)          --
 Issuance of common stock and common stock
     purchase options and warrants in
     connection with the acquisition of MODE.      1,462        32,329                                      32,329
 Stock option exercise.......................         36            83                                          83
 Stock purchase warrant exercise.............          6            23                                          23
 Issuance of common stock on exercise of
     warrants in exchange for subordinated
     notes of sub-debt.......................         18            72                                          72
 Compensatory stock issuances................         26           351                                         351
 Net loss....................................                                  (36,418)                    (36,418)
-----------------------------------------------------------------------------------------------------------------------
 Balance at September 30, 1998...............      9,376       $87,443        $(60,196)       $(7,667)     $19,580

 Warrant exercise by conversion of sub-debt..         --             1                                           1
 Compensatory stock issuances................          9            94                                          94
 Stock option exercise.......................         19            38                                          38
 Preferred stock dividends...................                                      (36)                        (36)
 Accretion of redeemable preferred stock
     issue cost..............................                                       (6)                         (6)
 Net loss....................................                                   (6,879)                     (6,879)
-----------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1998 (unaudited)
 (as restated - See Note 8).................       9,404       $87,576        $(67,117)       $(7,667)     $12,792
=======================================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements of EMCORE Corporation (the "Company") reflect all adjustments considered necessary by management to present fairly the Company's consolidated financial position as of December 31, 1998 and December 31, 1997, and the consolidated results of operations and the consolidated cash flows for the three month periods ended December 31, 1998. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature unless otherwise noted. Prior period balances have been reclassified to conform with the current period financial statement presentation. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results for the fiscal year ending September 30, 1999 or any future interim period.

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

NOTE 5.  Inventories

     The components of inventories consisted of the following (in thousands):

                                     As of                   As of
                                December 31, 1998      September 30, 1998
                                -----------------      ------------------
Raw materials................         $10,694                 $11,346
Work-in-process..............           1,768                   1,092
Finished goods...............              21                       7
                                -----------------      ------------------
Total........................         $12,483                 $12,445
                                =================      ==================

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

                                                        Three Months
                                                      Ended December 31,
                                                      ------------------
                                                      1998           1997
                                                      ----           ----
                                                  As Restated,
                                                   see Note 8

Net loss........................................    $(6,879)       $(19,883)
   Preferred stock dividends....................        (36)             --
                                                    -------        --------
   Periodic accretion of preferred stock
   to redemption value..........................         (6)             --
                                                    -------        --------
Net loss available to common shareholders.......    $(6,921)       $(19,883)
                                                    =======        ========
Earnings per common share - basic...............    $ (0.74)       $  (2.81)
                                                    =======        ========
Earnings per common share - diluted.............    $ (0.74)       $  (2.81)
                                                    =======        ========
Common shares - basic ..........................      9,390           7,075
Effect of dilutive securities:
 Stock options and warrants.....................         --              --
 Preferred stocks...............................         --              --
                                                    -------        --------
Common shares - diluted.........................      9,390           7,075
                                                    =======        ========

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

     General Electric will also receive 282,010 warrants to purchase common stock at $22.875 per share. The warrants will be exercisable at any time and will expire in seven years from the date of issuance. The number of common stock purchase warrants to be issued is subject to the market price of the Company's common stock upon the completion of a secondary offering or March 31, 1999, whichever occurs first.

     Debt Facilities:

     On March 31, 1997, the Company entered into a $10.0 million loan agreement (the "1997 Agreement"). The Agreement bears interest at the rate of Prime plus 50 basis points (8.25% at December 31, 1998). As of September 30, 1998 the Company had $9,950,000 outstanding under this facility. In December 1998, the Company repaid $2.0 million of its obligation, resulting in an outstanding balance at December 31, 1998 of approximately $8.0 million. In January 1999, the Company borrowed the remaining balance of $2,050,000 available under the 1997 Agreement.

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

NOTE 8.  Restatement

     Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 1998, the Company revised the amount of the purchase price which was allocated to in-process research and development in accounting for the acquisition of MicroOptical Devices, Inc. ("MODE") on December 5, 1997. The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to acquired in-process research and development at the date of acquisition.

     The revised valuation is based on management's estimates of the net cash flows associated with expected operations of MODE and gives explicit consideration to the SEC's views on acquired in-process research and development as set forth in its September 1998 letter to the American Institute of Certified Public Accountants.

     As a result of the revised allocation, the amount of the purchase price allocated to acquired in-process research and development at the date of acquisition decreased from $29.3 million to $19.5 million, and the amount ascribed to goodwill increased by $9.8 million which includes approximately $0.5 million related to the value of MODE's workforce. The Company's financial statements for the three months ended December 31, 1998 and 1997, have been restated from amounts previously reported to increase the amount of goodwill by $6.2 million and $9.5 million, respectively, and goodwill amortization by $815,000 and $272,000, respectively. This change had no impact on net cash flows used for operations.










     A summary of the significant effect of the restatement is as follows:

                                              For the three months ended      For the three months ended
                                                   December 31, 1998               December 31, 1997
                                              ---------------------------     ---------------------------
                                                    (in thousands)                  (in thousands)

                                              As Previously        As         As Previously        As
                                                Reported         Restated       Reported         Restated
                                              -------------      --------     -------------      --------
STATEMENTS OF OPERATIONS DATA:
  Research and development - acquired in-
    process................................    $     --          $     --      $ 29,294          $ 19,516
  Goodwill amortization....................    $    284          $  1,099      $     71          $    343
  Operating loss...........................    $ (5,242)         $ (6,057)     $(29,223)         $(19,717)
                                               --------          --------      --------          --------
  Net loss.................................    $ (6,064)         $ (6,879)     $(29,389)         $(19,883)
                                               ========          ========      ========          ========
  Net loss per common share - basic........    $  (0.65)         $  (0.74)     $  (4.15)         $  (2.81)
                                               ========          ========      ========          ========
  Net loss per common share - diluted......    $  (0.65)         $  (0.74)     $  (4.15)         $  (2.81)
                                               ========          ========      ========          ========


                                                         As of                            As of
                                                   December 31, 1998                December 31, 1997
                                              ---------------------------      ---------------------------
                                                    (in thousands)                   (in thousands)

                                              As Previously        As          As Previously        As
                                                Reported         Restated        Reported         Restated
                                              -------------      --------      -------------      --------
BALANCE SHEET DATA:
  Goodwill, net............................    $  2,174          $  8,421       $  3,308          $ 12,814
  Accumulated deficit......................    $(73,364)         $(67,117)      $(53,166)         $(43,660)

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

Restatement

     The Company has restated its previously filed condensed consolidated financial statements as of and for the three months ended December 31, 1998 to adjust the allocation of the purchase price related to the acquisition of MicroOptical Devices, Inc. ("MODE") in December 1997 and the resulting amortization of goodwill.

     The Securities and Exchange Commission ("SEC") issued new guidance on its views regarding the valuation methodologies used to determine the allocation of purchase price to acquire in-process research and development ("IPR&D") and intangible assets in a purchase business combination. Generally accepted accounting principles require that amounts allocated to IPR&D be expensed upon consummation of an acquisition. Following discussions between the Company and the staff of the SEC regarding the application of this guidance, the Company has modified the methods used to value IPR&D and other intangible assets acquired in connection with the acquisition of MODE. The revised valuation is based on management's best estimates at the date of acquisition of the net cash flows expected to be generated by MODE on a going-forward basis and gives explicit consideration to the SEC's views on IPR&D as set forth in its letter to the American Institute of Certified Public Accountants. As a result of this revised valuation, the amount of the purchase price allocated to IPR&D at the date of acquisition decreased from $29.3 to $19.5 million. Therefore, the amount ascribed to goodwill increased by $9.8 million which includes approximately $0.5 million related to the value of MODE's workforce.

OVERVIEW:

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

     0 In January 1999, EMCORE signed an agreement with General Electric
       Lighting to form GELcore, a joint venture to develop and market white light and colored HB LEDs lighting products. GELcore's long-term goal is to develop HB LED products to replace traditional lighting. We anticipate investing approximately $7.8 million in GELcore upon formation of the joint venture and will second various personnel to the joint venture to assist in the development and marketing of its products. These personnel and the related costs will be charged to the joint venture. In addition, GELcore will hire its own administrative and management personnel. As such, the impact on EMCORE's operations will be limited to the seconded employees who will continue to be managed by EMCORE personnel.

     0 In November 1998, EMCORE signed a long term purchase agreement with Space
       Systems/Loral, a wholly owned subsidiary of Loral Space & Communications. Under this agreement, which is contingent upon EMCORE's compliance with Loral's product specification requirements, EMCORE will supply compound semiconductor high-efficiency gallium arsenide solar cells for Loral's satellites. EMCORE anticipates completing this qualification in June 1999. Subject to the product qualification, EMCORE received an initial purchase order for $5.25 million of solar cells. EMCORE expects to service this agreement through our newly completed facility in Albuquerque, New Mexico. This facility presently employs approximately 40 people, including sales, marketing, administrative and manufacturing personnel.

     0 In November 1998, EMCORE formed UMCore, a joint venture with Union
       Miniere Inc., a mining and materials company, to explore and develop alternate uses for germanium using EMCORE's materials science and production platform expertise and Union Miniere's access to and experience with germanium. EMCORE has invested $600,000 in UMCore which, together with an equal amount funded by Union Miniere, is expected to fund the operations of UMCore through fiscal 1999. EMCORE will second various personnel to the joint venture to assist in the development of products. Thereafter, any additional funding will be contributed equally.

     0 In October 1998, EMCORE formed Emtech, a joint venture with Optek
       Technology, Inc., a packager and distributor of optoelectronic devices, to market an expanded line of magneto resistive sensors to the automotive and related industries. This joint venture combines EMCORE's expertise in the manufacture of magneto resistive die and Optek's expertise in packaging these die. This combination will allow us to offer customers off-the-shelf products. No additional personnel are anticipated to meet the obligations to the joint venture.

     0 In September 1998, EMCORE entered into an agreement with Lockheed Martin to provide technical management and support for the commercialization of a new high-efficiency solar cell. It is anticipated that we will provide high efficiency solar cells to Lockheed Martin upon completion of the research and development agreement. EMCORE's new facility in Albuquerque, New Mexico, will provide the support necessary to meet our obligations under this agreement.

     O EMCORE also signed a four-year purchase agreement with AMP Incorporated to provide high speed VCSELs, for use in transceivers for high speed networks that link computers. The contract requires AMP to purchase a minimum of 80% of their VCSEL needs from EMCORE. EMCORE's MODE facility in Albuquerque, New Mexico, will produce the devices under this contract.

     O In February 1998, EMCORE and Uniroyal Technology Corporation formed
       Uniroyal Optoelectronics, a joint venture to manufacture, sell and distribute HB LED wafers and package-ready devices. This joint venture commenced operations in July 1998. EMCORE has invested $5.5 million in Uniroyal Optoelectronics. Uniroyal Optoelectronics is hiring its own administrative and management personnel. The impact on EMCORE's operations will be limited to a few seconded employees who will continue to be managed by EMCORE personnel.

     Because we do not have a controlling economic and voting interest in the Uniroyal, Union Miniere, Optek and General Electric Lighting joint ventures, EMCORE will account for these joint ventures under the equity method of accounting and, as such, our share of profits and losses will be included below the operating income line in our statement of operations.

     To expand its technology base into the data communications and telecommunications markets, on December 5, 1997, EMCORE acquired MicroOptical Devices, Inc. ("MODE") in a stock transaction accounted for under the purchase method of accounting for a purchase price of $32.8 million. EMCORE's acquisition of MODE, a development stage company, constituted a significant and strategic investment for EMCORE to acquire and gain access to MODE's in-process research and development of micro-optical technology. As part of this acquisition, EMCORE incurred a one-time in-process research and development write-off of $19.5 million. EMCORE also recorded goodwill of approximately $13.2 million. This is being charged against operations over a three-year period, and will therefore impact financial results through December 2000.

     EMCORE sells its products and has generated a significant portion of its sales to customers outside the United States. In fiscal 1996, 1997, 1998 and the first fiscal quarter of fiscal 1999, international sales constituted 42.5%, 42.0%, 39.1% and 35.1%, respectively, of revenues. In fiscal 1998, approximately two-thirds of EMCORE's international sales were made to customers in Asia, particularly in Japan. EMCORE's sales revenues from Europe have f luctuated because most of our sales of TurboDisc systems are to a limited number of customers, who do not purchase these systems regularly. EMCORE anticipates that international sales will continue to account for a significant portion of revenues. Historically, we have received all payments for products and services in U.S. dollars. We do not anticipate that Europe's Euro-currency conversion will have a material effect on our financial condition or results of operations.


     The information below summarizes EMCORE's export sales by geographic area. EMCORE's export sales to the Far East and Europe are as follows:

YEAR ENDED SEPTEMBER 30,                                      ASIA         EUROPE        TOTAL
------------------------                                      ----         ------        -----
1996.....................................................  $ 8,209,309   $3,588,066   $11,797,375
1997.....................................................   14,583,981    5,478,186    20,062,167
1998.....................................................   15,527,169    1,584,851    17,112,020
1999 First Quarter.......................................    3,317,668      231,472     3,549,140

     As of December 31, 1998, EMCORE had an order backlog of $41.8 scheduled to be shipped through September 30, 1999. This represented an increase of 81.4% since September 30, 1998 which primarily relates to increased systems bookings in Asia and an initial order for solar cells from Loral, which is subject to product qualification. EMCORE includes in backlog only customer purchase orders that have been accepted by EMCORE and for which shipment dates have been assigned within the 12 months to follow and research contracts that are in process or awarded. Wafer and device agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months. EMCORE receives partial advance payments or irrevocable letters of credit on most production system orders.

RESULTS OF OPERATIONS:

     REVENUES. The Company's revenues decreased 18.1% from $12.4 million for the three months ended December 31, 1997, to $10.1 million for the three months ended December 31, 1998. The revenue decrease in the three-month period was attributable to decreased revenues in the materials-related product lines, which were impacted primarily by a decrease in process development fees and a decrease due to the discontinuation of a wafer sales contract in October 1998. This three-year contract is on hold pending evaluation by the customer. Revenues relating to systems- and materials-related products accounted for 54.4% and 45.6%, respectively, for the three months ended December 31, 1997 and 72.0% and 28.0%, respectively, for the three months ended December 31, 1998. International sales accounted for 44.2% of revenues for the three months ended December 31, 1997 and 35.1% of revenues for the three months ended December 31, 1998.

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

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 4.7% from $3.0 million for the three months ended December 31, 1997, to $3.1 million in the three months ended December 31, 1998. A significant portion of the increase was largely due to increases in sales personnel headcount to support both domestic and foreign markets and general headcount additions to sustain the internal administrative support. As a percentage of revenue, selling, general and administrative expenses increased from 24.3% for the three months ended December 31, 1997 to 31.0% for the three months ended December 31, 1998. This increase is a direct result of the decrease in overall revenues.

     GOODWILL AMORTIZATION. The Company recognized approximately $1.1 million (as restated) of goodwill amortization for the three months ended December 31, 1998 in connection with the acquisition of MODE on December 5, 1997. As of December 31, 1998, the Company has approximately $8.4 million (as restated) of goodwill remaining which will be fully amortized by December 2000.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 108.9% from $2.8 million in the three months ended December 31, 1997, to $5.9 million in the three months ended December 31, 1998. As a percentage of revenue, recurring research and development expenses increased from 23.0% for the first quarter of the prior year to 58.5% for the first quarter of the current year. The increase was primarily attributable to EMCORE's acquisition of MODE, startup of its new Albuquerque, New Mexico facility and increased staffing and equipment costs necessary to enhance current products and develop new product offerings. Products introduced or under development include HB LEDs, high-efficiency solar cells, new generation TurboDisc production systems, VCSELs and other optoelectronic devices. During the three months ended December 31, 1997, the Company recognized a $19.5 million one-time non-cash charge for acquired in-process research and development relating to the Company's December 5, 1997 purchase of MODE. For the three-months ended December 31, 1997 and 1998, the Company incurred approximately $321,000 and $844,000, respectively, of research and development costs associated with MODE's in-process (at the date of acquisition) research and development projects. To maintain growth and to continue to pursue market leadership in materials science technology, the Company expects to continue to invest a significant amount of its resources in research and development.

     OPERATING LOSS. The Company reported an operating loss of $6.1 million (as restated) for the three months ended December 31, 1998, as compared to a $19.7 million loss for the three months ended December 31, 1997. The change in operating loss is due to the loss of gross profit on decreased revenues and a product mix geared towards lower gross margin system related sales coupled with a higher fixed cost infrastructure to support those revenues. In addition, the Company's operating loss was impacted by increased research and development spending; the loss generated from the operations of MODE, a company acquired in December 1997, and the startup expenses associated with the opening of the Company's new Albuquerque, New Mexico facility. During the three months ended December 31, 1997, the Company recognized a $19.5 million one-time non-cash charge for acquiring in-process research and development relating to the Company's December 5, 1997 purchase of MODE.

     OTHER EXPENSE. During fiscal 1996, the Company issued detachable warrants along with subordinated notes to certain of its existing shareholders. In fiscal 1997, the Company also issued detachable warrants in return for a $10.0 million demand note facility (the "Facility") guarantee by the Chairman of the Board of the Company, who provided collateral for the Facility. The Company subsequently assigned a value to these detachable warrants issued using the Black-Scholes Option Pricing Model. The Company recorded the subordinated notes at a carrying value that is subject to periodic accretions, using the interest method, and reflected the Facility's detachable warrant value as a debt issuance cost. The consequent expense of these warrant accretion amounts is charged to "Imputed warrant interest, non-cash" and amount to approximately $96,000 and $316,000 for the three months ended December 31, 1997 and December 31, 1998, respectively. In June 1998, the Company issued 284,684 warrants to its Chairman and its Chief Executive Officer for providing a guarantee in connection with the 1998 Agreement, an 18 month credit facility with First Union National Bank. The Company subsequently assigned a value to these detachable warrants using the Black-Scholes Option Pricing Model. As a result, the Company will record imputed warrant interest, non-cash of approximately $1.3 million over the life of the credit facility.

     For the three months ended, December 31, 1998, stated interest expense, net increased by $160,000 to $230,000 due to additional borrowing and lower interest income. In the prior year, the Company was earning interest income on its initial public offering proceeds.

     NET LOSS. The Company reported net loss of $6.9 million (as restated) for the quarter ended December 31, 1998, as compared to a $19.9 million loss for the quarter ended December 31, 1997. For the quarter ended December 31, 1997, the decrease in the year-to-date loss was attributable to the $19.5 million write-off of acquired in-process research and development in connection with the acquisition of MODE on December 5, 1997.

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

     On March 31, 1997, the Company entered into a $10.0 million loan agreement with First Union National Bank (the "1997 Agreement"). The 1997 Agreement bears interest at the rate of prime plus 50 basis points (7.75% at December 31, 1998). As of September 30, 1998 the Company had $9,950,000 outstanding under this facility. In December 1998, the Company repaid $2.0 million of its obligations, resulting in an outstanding balance at December 31, 1998 of approximately $8.0 million. In January 1999, the Company borrowed the remaining balance of $2,050,000 available under the Company's 1997 Agreement.

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

     EMCORE believes that its current liquidity, together with available credit facilities (including the Chairman's commitment), should be sufficient to meet its cash needs for working capital through July 2000. However, if the available credit facilities, cash generated from operations and cash on hand are not sufficient to satisfy EMCORE's liquidity requirements, EMCORE will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to EMCORE. If EMCORE is required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures would be severely limited. Such a limitation could have a material adverse effect on EMCORE's business, financial condition or operations.

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

     STATE OF READINESS. EMCORE has made a preliminary assessment of the Year 2000 readiness of its operating financial and administrative systems, including the hardware and software that support such systems. EMCORE's assessment plan consists of (1) quality assurance testing of its internally developed proprietary software; (2) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to EMCORE's business; (3) contacting vendors of third-party systems; (4) assessing repair or replacement requirements; (5) implementing repair or replacement; and (6) creating contingency plans in the event of Year 2000 failures. EMCORE plans to perform a Year 2000 simulation on its systems during the second and third quarters of l999 to test system readiness. Many vendors of material hardware and software components of its systems have indicated that the products used by EMCORE are currently Year 2000 compliant. EMCORE will require vendors of its other material hardware and software components of its systems to provide assurances of their Year 2000 compliance. EMCORE plans to complete this process by September 30, 1999. Until such testing is completed and such vendors and providers are contacted, EMCORE will not be able to completely evaluate whether its systems will need to be revised or replaced.

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

                               EMCORE CORPORATION

  Date:     May 17, 1999        By:  /s/ Reuben F. Richards, Jr.
                                   ---------------------------------------------
                                   Reuben F. Richards, Jr.
                                   President and Chief Executive Officer


  Date:     May 17, 1999        By:  /s/ Thomas G. Werthan
                                   ---------------------------------------------
                                   Thomas G. Werthan
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