Form 10-Q
period 1999-03-31
EMCORE CORP
filed 1999-05-17
CIK 808326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark one):
 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:[X] No:[ ]

          As of May 1, 1999 there were 9,500,086 shares of the registrant's no par value common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                           MARCH 31,                      MARCH 31,
                                                              ----------------------------------------------------------------
                                                                      1999           1998            1999            1998
                                                              ----------------------------------------------------------------
                                                                                 As restated,                     As restated,
                                                                                  see Note 9                       see Note 9
Revenues...................................................          $16,072         13,808         $26,197          $26,165
Cost of sales..............................................            9,203          7,534          15,219           13,910
                                                             ---------------------------------------------------------------
Gross profit...............................................            6,869          6,274          10,978           12,255
                                                             ---------------------------------------------------------------
Operating expenses:
   Selling, general and administrative.....................            3,225          2,901           6,368            5,753
   Goodwill amortization...................................            1,098          1,099           2,197            1,442
   Research and development:
        One-time acquired in-process.......................               --             --              --           19,516
        Recurring..........................................            4,348          2,889          10,272            5,876
                                                             ---------------------------------------------------------------
Total operating expenses...................................            8,671          6,889          18,837           32,587
                                                             ---------------------------------------------------------------
Operating loss.............................................           (1,802)          (615)         (7,859)         (20,332)
                                                             ---------------------------------------------------------------

Other expense:
  Stated interest expense, net.............................              463             47             693              117
  Imputed warrant interest expense, non-cash...............              317             96             633              192
  Equity in net loss of unconsolidated affiliates..........            1,395             --           1,671               --
  Provision for income taxes..........................                    --             20              --               20
                                                             ---------------------------------------------------------------
Total other expense........................................            2,175            163           2,997              329
                                                             ---------------------------------------------------------------
Net loss...................................................          ($3,977)         ($778)       ($10,856)        ($20,661)
                                                             ===============================================================
PER SHARE DATA:
Net loss per basic share (See Note 7)......................           ($0.44)        ($0.08)         ($1.17)          ($2.52)
                                                             ===============================================================
Net loss per diluted share (See Note 7)....................           ($0.44)        ($0.08)         ($1.17)          ($2.52)
                                                             ===============================================================
Weighted average shares used in
 per share data calculations................................           9,427          9,328           9,409            8,189
                                                             ---------------------------------------------------------------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     AT MARCH 31,     AT SEPTEMBER 30,
                                                                    ----------------------------------
                                                                         1999                 1998
                                                                    ----------------------------------
                                                                     (UNAUDITED)
 ASSETS
 Cash and cash equivalents                                            $   1,640            $  4,456
   Restricted cash                                                           --                  62
   Accounts receivable, net of allowance for doubtful accounts of $577 and $611 at March 31, 1999 and
             September 30, 1998, respectively                            11,463               7,438
   Accounts receivable, related parties                                   2,746                 500
   Inventories, net                                                      12,684              12,445
   Other current assets                                                     294                 208
                                                                  --------------------------------------
    Total current assets                                                 28,827              25,109
 Property, plant and equipment, net                                      43,260              36,210
 Goodwill, net                                                            7,322               9,519
 Investments in unconsolidated affiliates                                 4,392                 292
 Other assets, net                                                        1,270               2,090
                                                                  --------------------------------------
    Total assets                                                      $  85,071            $ 73,220
                                                                  ======================================

 LIABILITIES & SHAREHOLDERS' EQUITY
     Notes payable - related party                                    $      --            $  7,000
     Accounts payable                                                     9,132              12,023
     Accrued expenses                                                     5,457               4,197
     Advanced billints                                                    6,682               3,180
     Capital lease obligations - current                                    732                 673
     Other current liabilities                                              162                  53
                                                                  --------------------------------------
      Total current liabilities                                          22,165              27,126

 Bank loans                                                              23,000              17,950
 Subordinated notes, net                                                  8,003               7,809
 Capital lease obligation, net of current portion                           470                 755
 Other liabilities                                                        1,097                  --
                                                                  --------------------------------------
      Total liabilities                                                  54,735              53,640
                                                                  --------------------------------------

 Mandatorily redeemable, convertible preferred stock,
    1,550,000 shares issued and outstanding at March 31,
    1999 (redeemable at maturity for $21,700)                            21,369                  --

 SHAREHOLDERS' EQUITY:
     Preferred stock, $.0001 par value, 5,882,353 shares
        authorized; no shares outstanding                                    --                  --
     Common stock, no par value, 23,529,411 shares authorized, 9,446,347 shares issued and outstanding March 31, 1999, 9,375,952 shares
        issued and outstanding at September 30, 1998                     87,855              87,443
     Accumulated deficit                                                (71,221)            (60,196)

     Notes receivable from warrant issuances and stock sales             (7,667)             (7,667)
                                                                  --------------------------------------

     Total shareholders' equity                                           8,967              19,580
                                                                  --------------------------------------

     Total shareholders' equity and mandatorily redeemable,
        convertible preferred stock                                      30,336              19,580
                                                                  --------------------------------------

       Total liabilities, shareholders' equity and mandatorily
        redeemable, convertible preferred stock                       $  85,071           $  73,220
                                                                  ======================================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  SIX MONTHS ENDED MARCH 31,
                                                                                 ------------------------------
                                                                                      1999           1998
                                                                                 ------------------------------
                                                                                                 As restated,
                                                                                                  see Note 9
OPERATING ACTIVITIES:
Net loss                                                                             $(10,856)      $(20,661)
                                                                                 ------------------------------
Adjustments to reconcile net loss to net cash (used for)
   provided by operating activities:
   Acquired in-process research and development, non-cash                                  --         19,516
   Depreciation and amortization                                                        5,662          4,087
   Provision for doubtful accounts                                                        120            (80)
   Provision for inventory valuation                                                       --             60
   Detachable warrant accretion and debt issuance cost amortization                       633            193
   Equity in net loss of unconsolidated affiliates                                      1,671             --
   Deferred gain on sales to an unconsolidated affiliate                                1,259             --
   Compensatory stock issuances                                                           211            170
   Change in assets and liabilities:
            Accounts receivable - trade                                                (4,145)        (2,561)
            Accounts receivable - related parties                                      (2,247)            --
            Inventories                                                                  (239)        (2,637)
            Other current assets                                                          (86)          (278)
            Other assets                                                                  316           (168)
            Accounts payable                                                           (2,891)         1,413
            Accrued expenses                                                            1,260         (1,255)
            Advanced billings                                                           3,502         (1,912)
            Other current liabilities                                                     (53)           (94)
                                                                                 ------------------------------
Total asjustments                                                                       4,973         16,454
                                                                                 ------------------------------
    Net cash used for operating activities                                             (5,883)        (4,207)
                                                                                 ------------------------------
INVESTING ACTIVITIES:
Purchase of property, plant, and equipment                                            (10,449)        (4,996)
Acquisition, cash acquired                                                                 --            193
Investment in unconsolidated affiliates                                                (5,771)            --
Funding of restricted cash                                                                 62            125
                                                                                 ------------------------------
    Net cash used for investing acitivies                                             (16,158)        (4,678)
                                                                                 ------------------------------

FINANCING ACTIVITIES:
Proceeds from private placement offering, net of $500 issue costs                      21,200             --
Payments on short-term notes payable, related party, net                               (7,000)            --
Proceeds from bank loan                                                                 5,050          7,950
Payments on capital lease obligations                                                    (225)          (187)
Net proceeds from stock options exerciase                                                 200             42
Proceeds from exercise of stock warrants                                                   --             19
                                                                                 ------------------------------
    Net cash provided by financing activites                                           19,225          7,824
                                                                                 ------------------------------

Net decrease in cash and cash equivalents                                              (2,816)        (1,061)
Cash and cash equivalents, beginning                                                    4,456          3,653
                                                                                 ------------------------------
Cash and cash equivalents, ending                                                    $  1,640       $  2,592
                                                                                 ==============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                                         $   865        $   315
                                                                                 ==============================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1998 AND
                 THE SIX MONTHS ENDED MARCH 31, 1999 (UNAUDITED)
                                 (IN THOUSANDS)

                                                   Common Stock                    Shareholders'   Total
                                               -------------------   Accumulated       Notes    Shareholders'
                                               Shares       Amount     Deficit      Receivable     Equity
                                               --------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996                   2,994       $18,978    ($18,158)     $  (298)         $522

Issuance of common stock purchase warrants                    3,601                                  3,601
Issuance of common stock from initial public
   offering, net of issuance costs of $3,110    2,875        22,765                                 22,765
Issuance of common stock on exercise of
   warrants                                        94           384                                    384
Stock option exercise                              35            54                                     54
Redemption of notes receivable from
   shareholders                                                                           32            32
Forgiveness of notes receivable from                                                      57            57
   shareholder
Compensatory stock issuances                        2            35                                     35
Net loss                                                                 (5,620)                    (5,620)
                                                -----       -------    --------      -------      --------
BALANCE AT SEPTEMBER 30, 1997                   6,000       $45,817    $(23,778)     $  (209)     $ 21,830
                                                =====       =======    =========     =======      ========
Issuance of common stock purchase warrants                    1,310                                  1,310
Issuance of common stock and common stock
   purchase warrants in exchange for notes
   receivable                                   1,828         7,458                   (7,458)           --
Issuance of common stock and common stock
   purchase options and warrants in
   connection with the acquisition of MODE      1,462        32,329                                 32,329
Stock option exercise                              36            83                                     83
Stock purchase warrant exercise                     6            23                                     23
Issuance of common stock on exercise of
   warrants in exchange for subordinated
   notes of sub-debt                               18            72                                     72

Compensatory stock issuances                       26           351                                    351
Net loss                                                                (36,418)                   (36,418)
                                                -----       -------    --------      -------      --------

BALANCE AT SEPTEMBER 30, 1998                   9,376       $87,443    $(60,196)     $(7,667)     $ 19,580
                                                =====       =======    =========     =======      ========
Warrant exercise by conversion of sub-debt         --             1          --           --             1
Compensatory stock issuances                       14           211          --           --           211
Stock option exercise                              56           200          --           --           200
Preferred stock dividends                          --            --        (145)          --          (145)
Accretion of redeemable preferred stock
   issue cost                                      --            --         (24)          --           (24)
Net loss                                           --            --     (10,856)          --       (10,856)
                                                -----       -------    --------      -------      --------

BALANCE AT MARCH 31, 1999  (unaudited)          9,446       $87,855    $(71,221)     $(7,667)     $  8,967
                                                =====       =======    =========     =======      ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM FINANCIAL INFORMATION

     The accompanying unaudited condensed consolidated financial statements of EMCORE Corporation (the "Company") reflect all adjustments considered necessary by management to present fairly the Company's consolidated financial position as of March 31, 1999, and the consolidated results of operations and the consolidated cash flows for the six month periods ended March 31, 1999 and March 31, 1998. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature unless otherwise noted. Prior period balances have been reclassified to conform with the current period financial statement presentation. The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results for the fiscal year ending September 30, 1999 or any future interim period.

NOTE 2. SECONDARY OFFERING

     On February 4, 1999, the Company filed a Registration Statement with the Securities and Exchange Commission for a public offering of 3.0 million shares of common stock by the Company and additional shares by certain selling shareholders. Such Registration Statement has not become effective as of May 17, 1999.

NOTE 3. JOINT VENTURE

     On January 21, 1999, General Electric Lighting and the Company agreed to form a new joint venture to develop and market "white light" light-emitting diodes. The new company, GELcore, LLC (the "GELcore venture"), will develop and market LEDs as replacements for miniature automotive, compact fluorescent, halogen and traditional incandescent lighting. Under terms of the joint venture agreement, the Company has a 49% non-controlling interest in the GELcore venture.

     In connection with the GELcore venture, General Electric will fund the Company's initial capital contribution of $7.8 million into GELcore. The funding will be in the form of a subordinated debenture (the "Debenture") of an interest rate of 4.75% and the Debenture will mature in 2006 and is convertible into common stock of the Company at a conversion price of $22.875 or 340,984 shares. The Debenture is convertible at any time at the option of General Electric and may be called by the Company after three years, if the price of the Company's common stock has traded at or above $34 for at least thirty days. The Debenture's interest rate will be subject to adjustment in the event the Company does not complete a public offering by June 30, 1999.

     In addition, General Electric will also receive 282,010 warrants to purchase common stock at $22.875 per share. The warrants are exercisable at any time and will expire in 2006. For the three months ended March 31, 1999, the Company recognized a loss of $497,000 related to this venture which has been recorded as a component of other income and expense. On a fully diluted basis, General Electric will own approximately 5% of the common stock of the Company.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. DEBT FACILITIES:

     On January 15, 1999, the Company borrowed the remaining balance of $2.0 million available under the $10.0 million loan agreement with First Union National Bank. This agreement bears interest at the rate of Prime plus one-half percent per annum or 8.25% at March 31, 1999.

     On February 1, 1999, the Company entered into a $5.0 million short-term note (the "Note") with First Union National Bank. The Note is due and payable in May 1999 (See Note 8). The Note bears interest at a rate equal to one-month LIBOR plus three-quarters of one percent per annum or 5.7% at March 31, 1999.

NOTE 5. INVENTORIES

     The components of inventories consisted of the following (in thousands):


                                                              As of                 As of
                                                          March 31, 1999       September 30, 1998
                                                          --------------       ------------------
           Raw materials.............................          $9,927                $11,346
           Work-in-process...........................           2,744                  1,092
           Finished goods............................              13                      7
                                                              -------                -------
                             Total...................         $12,684                $12,445
                                                              =======                =======


NOTE 6. RELATED PARTY TRANSACTIONS

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

     In February 1998, the Company and a subsidiary of Uniroyal Technology Corporation formed Uniroyal Optoelectronics LLC, a joint venture, to manufacture, sell and distribute HB LED wafers and package-ready devices. During the quarters ended March 31, 1999 and December 31, 1998, the Company sold one and two compound semiconductor production systems to the venture totaling $2.3 million and $3.0 million in revenues, respectively. The Company eliminated gross profit of approximately $549,000 and $711,000 for the quarters ended March 31, 1999 and December 31, 1998, respectively, on such sales to the extent of its minority interest. Such deferred gross profit will be recognized ratably over the assigned life of the production systems purchased by the joint venture. For the six months ended March 31, 1999, the Company recognized a loss of $1.0 million related to this venture, which has been recorded as a component of other income and expense. As of March 31, 1999, the Company's investment in this venture amounted to $4.3 million.

     The President of Hakuto Co. Ltd. ("Hakuto"), the Company's Asian distributor, is a member of the Company's Board of Directors and Hakuto is a minority shareholder of the Company. During the quarter and six months ended March 31, 1999, sales made through Hakuto amounted to approximately $2.0 million and $5.1 million, respectively.

     On January 27, 1999, the Company borrowed $3.0 million from its Chairman. The interest rate on the loan was 8% per annum. In February 1999, the loan was repaid from borrowings under the Company's $5.0 million short-term note.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. RELATED PARTY TRANSACTIONS (CONTINUED)

     On January 29, 1999, the Company's Chairman committed to provide $30.0 million of long-term financing to the Company through July 1, 2000. The Chairman's financing commitment terminates if the Company completes a secondary offering of a specified amount. All bank loans on the accompanying balance sheet are classified as long-term due to the Chairman's commitment.

NOTE 7. EARNINGS PER SHARE

     The Company accounts for earnings per share under the provision of Statement of Financial Accounting Standards No. 128 "Earnings per share" ("SFAS No. 128"). Basic earnings per common share was calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the three-month and six-month periods ending March 31, 1999 and 1998, respectively.

                                                                    Three Months                      Six Months
                                                                   Ended March 31,                  Ended March 31,
                                                               -----------------------         -------------------------
                                                                 1999            1998            1999             1998
                                                               -------         -------         --------         --------
     Net loss............................................      $(3,977)        $  (778)        $(10,856)        $(20,661)
              Preferred stock dividends..................         (108)             --             (145)              --
              Periodic accretion of preferred
                stock to redemption value................          (18)             --              (24)              --
                                                               -------          ------         --------         --------
     Net loss available to common
        shareholders.....................................      $(4,103)        $  (778)        $(11,025)        $(20,661)
                                                               =======          ======         ========         ========

     Earnings per common share - basic...................      $ (0.44)        $ (0.08)        $  (1.17)        $  (2.52)
                                                               =======          ======         ========         ========
     Earnings per common share - diluted.................      $ (0.44)        $ (0.08)        $  (1.17)        $  (2.52)
                                                               =======          ======         ========         ========
     Common shares - basic...............................        9,427           9,328            9,409            8,189
     Effect of dilutive securities:
              Stock option and warrants..................           --              --               --               --
              Preferred stocks...........................           --              --               --               --
     Common shares - diluted.............................        9,427           9,328            9,409            8,189
                                                               =======          ======         ========         ========


     The effect of outstanding common stock purchase options and warrants and the number of shares available to be issued upon the conversion of the Company's Series I Preferred Stock have been excluded from its earnings per share calculation since the effect of such securities is anti-dilutive.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  SUBSEQUENT EVENTS:

     DEBT FACILITIES:

     On April 29, 1999, the Company borrowed $2.5 million from its Chairman. The loan bears interest at Prime plus two percent per annum or 9.75%. On May 7, 1999, the loan was repaid from borrowings under the Company's $19.0 million short-term note, discussed below.

     On April 29, 1999, the Company entered into a $19.0 million short-term loan agreement (the "1999 Agreement") with First Union National Bank. The 1999 Agreement represented a consolidation of the $8.0 million and $5.0 million short-term loan agreements dated June 22, 1998 and February 1, 1999, respectively, and an additional note of $6.0 million. The 1999 Agreement is due and payable on October 1, 1999 and bears interest at a rate equal to one-month LIBOR plus three-quarters of one percent per annum or 5.7%. A portion of the proceeds from the additional $6.0 million note were used to repay the $2.5 million short-term note from the Company's Chairman.

     JOINT VENTURE:

     On April 27, 1999, the Company contributed an additional $500,000 as a capital investment in their joint venture with Uniroyal Technologies Corporation.

NOTE 9. RESTATEMENT

     Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, the Company revised the amount of the purchase price which was allocated to in-process research and development in accounting for the acquisition of MicroOptical Devices, Inc. ("MODE") on December 5, 1997. The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to acquired in-process research and development at the date of acquisition.

     The revised valuation is based on management's estimates of the net cash flows associated with expected operations of MODE and gives explicit consideration to the SEC's views on acquired in-process research and development as set forth in its letter to the American Institute of Certified Public Accountants.

     As a result of the revised allocation, the amount of the purchase price allocated to acquired in-process research and development at the date of acquisition decreased from $29.3 million to $19.5 million, and the amount ascribed to goodwill increased by $9.8 million which includes approximately $0.5 million related to the value of MODE's workforce. The Company's financial statements for the three month and six month periods ended March 31, 1998, have been restated from amounts previously reported. This change had no impact on net cash flows used for operations.

     A summary of the significant effect of the restatement is as follows:

                                                                        For the three months ended
                                                                              March 31, 1998
                                                                        ---------------------------
                                                                              (in thousands)

                                                                        As previously
                                                                          Reported      As Restated
                                                                        -------------  -------------
STATEMENTS OF OPERATIONS DATA:
  Goodwill amortization                                                   $   284        $  1,099
  Operating income (loss)                                                 $   200        $   (615)
                                                                        -------------  -------------
  Net income (loss)                                                       $    37        $   (778)
                                                                        -------------  -------------
  Net income (loss) per common share - basic and diluted                  $  0.00        $  (0.08)
                                                                        =============  =============



                                                                        For the six months ended
                                                                              March 31, 1998
                                                                        ---------------------------
                                                                              (in thousands)

                                                                        As previously
                                                                          Reported      As Restated
                                                                        -------------  -------------
STATEMENTS OF OPERATIONS DATA:
  Goodwill amortization                                                  $    355        $  1,442
  Operating loss                                                         $(29,023)       $(20,332)
                                                                        -------------  -------------
  Net loss                                                               $(29,352)       $(20,661)
                                                                        -------------  -------------
  Net loss per common share - basic and diluted                          $  (3.58)       $  (2.52)
                                                                        =============  =============

EMCORE CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Cautionary Statement Identifying Important Factors That Could Cause the Company's Actual Results to Differ From Those Projected in
                          Forward Looking Statements:

     In connection with the safe harbor provisions of the Private Securities Litigation Performance Act of 1995, readers of this document are advised that it contains both statements of historical facts and forward looking statements.

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that reflect current expectations or beliefs of EMCORE Corporation concerning future results and events. The words "expects," "intends," "believes," "anticipates," "likely," "will," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, statements about future financial performance of the Company and the effect of the acquisition of MicroOptical Devices, Inc. ("MODE") on the Company's business, the uncertainty of additional funding; continued acceptance of the Company's MOCVD technologies, as well as the market success of optical VCSEL technologies; operations and performance of the Company's joint ventures, the Company's ability to achieve and implement the planned enhancements of products and services on a timely and cost effective basis and customer acceptance of those product introductions; product obsolescence due to advances in technology and shifts in market demand; competition and resulting price pressures; business conditions; economic and stock market conditions, particularly in the U.S., Europe and Japan, and their impact on sales of the Company's products and services; risks associated with foreign operations, including currency and political risks; and such other risk factors as may have been or may be included from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESTATEMENT

     The Company has restated its previously filed condensed consolidated financial statements for the three month and six month periods ended March 31, 1998 to adjust the allocation of the purchase price related to the acquisition of MicroOptical Devices, Inc. ("MODE") in December 1997 and the resulting amortization of goodwill.

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

     To expand its technology base into the data communications and telecommunications markets, on December 5, 1997, EMCORE acquired MicroOptical Devices, Inc. ("MODE") in a stock transaction accounted for under the purchase method of accounting for a purchase price of $32.8 million. EMCORE's acquisition of MODE, a development stage company, constituted a significant and strategic investment for EMCORE to acquire and gain access to MODE's in-process research and development of micro-optical technology. As part of this acquisition, EMCORE incurred a one-time in-process research and development write-off of $19.5 million. EMCORE also recorded goodwill of approximately $13.2 million. This is being charged against operations over a three-year period, and will therefore impact financial results through December 2000. The goodwill of $13.2 million represents an increase of approximately $9.8 million from the original amount recorded when the Company purchased MODE in December 1997. This is a result of an adjustment related to the SEC's new industry wide guidelines for the determination of writeoffs of acquired in-process research and development implemented subsequent to the acquisition date.

     EMCORE sells its products and has generated a significant portion of its sales to customers outside the United States. In fiscal 1996, 1997, 1998 and the first six months of fiscal 1999, international sales constituted 42.5%, 42.0%, 39.1% and 31.0%, respectively, of revenues. In fiscal 1998, the majority of EMCORE's international sales were made to customers in Asia, particularly in Japan. EMCORE's sales revenues from Europe have fluctuated because most of our sales of TurboDisc systems are to a limited number of customers, who do not purchase these systems regularly. EMCORE anticipates that international sales will continue to account for a significant portion of revenues. Historically, we have received all payments for products and services in U.S. dollars. We do not anticipate that Europe's Euro-currency conversion will have a material effect on our financial condition or results of operations.


     The information below summarizes EMCORE's export sales by geographic area. EMCORE's export sales to the Far East and Europe are as follows:

YEAR ENDED SEPTEMBER 30,                                      ASIA         EUROPE        TOTAL
------------------------                                      ----         ------        -----
1996.....................................................  $ 8,209,309   $3,588,066   $11,797,375
1997.....................................................   14,583,981    5,478,186    20,062,167
1998.....................................................   15,527,169    1,584,851    17,112,020
1999 (6 months)..........................................    7,967,184      145,919     8,113,103

     As of March 31, 1999, EMCORE had an order backlog of $38.3 million scheduled to be shipped through September 30, 1999. This represented an increase of 69% since September 30, 1998 which primarily relates to increased systems bookings in Asia and an initial order for solar cells from Loral, which is subject to product qualification. EMCORE includes in backlog only customer purchase orders that have been accepted by EMCORE and for which shipment dates have been assigned within the 12 months to follow and research contracts that are in process or awarded. Wafer and device agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months. EMCORE receives partial advance payments or irrevocable letters of credit on most production system orders.


     On February 4, 1999, the Company filed a Registration Statement with the Securities and Exchange Commission for a public offering of 3.0 million shares of common stock. Such Registration Statement has not become effective as of May 17, 1999.

RESULTS OF OPERATIONS:

     REVENUES. The Company's revenues increased 16.4% from $13.8 million for the three months ended March 31, 1998, to $16.1 million for the three months ended March 31, 1999. For both the six-month periods ended March 31, 1998 and 1999, revenues were $26.2 million. The revenue increase in the three- and six-month periods was attributable to increased revenues in the systems-related product lines. Revenues from systems related sales and materials-related sales were $7.7 million and $6.1 million, respectively, for the three-month ended March 31, 1998 and $13.4 million and $2.7 million, respectively, for the three months ended March 31, 1999. As a percentage of revenues, production systems and wafers and devices accounted for 55.2% and 44.8%, respectively, for the six months ended March 31, 1998 and 78.8% and 21.2%, respectively, for the six months ended March 31, 1999. The Company expects these percentages to approach 50% as the Company's new products such as solar cells, VCSELS and HBT's are introduced and production ramps. International sales accounted for 43.5% of revenues for the six months ended March 31, 1998 and 45.5% of revenues for the six months ended March 31, 1999.

     COST OF SALES/GROSS PROFIT. Cost of sales includes direct material and labor costs, allocated manufacturing and service overhead, and installation and warranty costs. The Company's gross profit increased 9.5% from $6.3 million for the three months ended March 31, 1998, to $6.9 million for the three months ended March 31, 1999. For the six-month period ended, gross profit decreased from 46.8% of revenue for the six months ended March 31, 1998, to 41.9% of revenue for the six months ended March 31, 1999. During the six months ended March 31, 1999, the Company sold three compound semiconductor production systems for approximately $5.3 million to a joint venture in which it has a 49% minority interest. The Company eliminated $1.3 million of gross profit on such sales. Such deferred gross profit will be recognized ratably over the assigned life of the production systems purchased by the joint venture.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 11.1% from $2.9 million for the three months ended March 31, 1998, to $3.2 million in the three months ended March 31, 1999. As a percentage of revenue, selling, general and administrative expenses increased from 22.0% for the six months ended March 31, 1998 to 24.3% for the six months ended March 31, 1999. A significant portion of the increase was largely due to increases in sales personnel headcount to support both domestic and foreign markets and general headcount additions to sustain internal administrative support.

     GOODWILL AMORTIZATION. The Company recognized approximately $1.1 million of goodwill amortization for the three months ended March 31, 1999 in connection with the acquisition of MODE on December 5, 1997. As of March 31, 1999, the Company has approximately $7.3 million of goodwill remaining, which will be fully amortized by December 2000.

EMCORE CORPORATION

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 50.5% from $2.9 million in the three months ended March 31, 1998, to $4.3 million in the three months ended March 31, 1999. As a percentage of revenue, recurring research and development expenses increased from 22.5% for the six months ended March 31, 1998 to 39.2% for the six months ended March 31, 1999. The increase was primarily attributable to EMCORE's acquisition of MODE, the startup of our new Albuquerque, New Mexico facility and increased staffing and equipment costs necessary to enhance current products and develop new product offerings. Products introduced or under development include HB LEDs, high efficiency solar cells, new generation TurboDisc production systems, VCSELs, RF Materials and other optoelectronic devices. During the three-months ended December 31, 1997, the Company recognized a $19.5 million one-time charge for acquired in-process research and development relating to the purchase of MODE. To maintain growth and to continue to pursue market leadership in materials science technology, the Company expects to continue to invest a significant amount of its resources in research and development.

     OPERATING INCOME/LOSS. The Company reported an operating loss of $1.8 million for the three months ended March 31, 1999, as compared to operating loss of $0.6 million for the three months ended March 31, 1998. The change in operating income is due to the elimination of $1.3 million of gross profit on three compound semiconductor production systems sold to a joint venture in which it has a 49% minority interest. In addition, the Company's operating loss was impacted by increased research and development spending; the loss generated from the operations of MODE and the startup expenses associated with the opening of the Company's new Albuquerque, New Mexico facility.

     OTHER EXPENSE. During fiscal 1996, the Company issued detachable warrants along with subordinated notes to certain of its existing shareholders. The Company subsequently assigned a value to these detachable warrants issued using the Black-Scholes Option Pricing Model. The Company recorded the subordinated notes at a carrying value that is subject to periodic accretions, using the interest method. In June 1998, the Company issued 284,684 warrants to its Chairman and its Chief Executive Officer for providing a guarantee in connection with the 1998 Agreement, an 18 month credit facility with First Union National Bank. The Company assigned a value to these warrants using the Black-Scholes Option Pricing Model. The consequent expense of these warrant accretion amounts is charged to "Imputed warrant interest, non-cash" and amount to approximately $192,000 and $633,000 for the six months ended March 31, 1998 and March 31, 1999, respectively.

     For the three months ended, March 31, 1999, stated interest expense, net increased by $416,000 to $463,000 due to additional borrowing.

     Because the Company does not have a controlling economic and voting interest in the Uniroyal, Union Miniere, and General Electric Lighting joint ventures, EMCORE accounts for such joint ventures under the equity method of accounting. For the six months ended March 31, 1999, the Company incurred a net loss of $1.0 million related to the Uniroyal joint venture, a $497,000 net loss related to the GELCore joint venture and a $141,000 net loss related to the UMCore joint venture.

EMCORE CORPORATION

     NET LOSS. The Company reported a net loss of $4.0 million for the three months ended March 31, 1999, as compared to net loss of $778,000 for the three months ended March 31, 1998. For the six-month period ended March 31, 1999, the Company reported a decrease of 47.5% from a $20.7 million net loss for the six months ended March 31, 1998, to $10.9 million net loss for the six months ended March 31, 1999. The decrease in the year-to-date loss was attributable to the $19.5 million write-off of acquired in-process research and development in connection with the acquisition of MODE on December 5, 1997 offset by the increase in research and development expenses and the net loss from unconsolidated affiliates.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents decreased by $2.8 million from $4.5 million at September 30, 1998, to $1.6 million at March 31, 1999. For the six months ended March 31, 1999, net cash used for operations amounted to $5.9 million, primarily due to the Company's net losses and an increase in accounts receivable; which was partially offset by the Company's non-cash depreciation and amortization charges and an increase in advance billings.

     For the six months ended March 31, 1999, net cash used for investment activities amounted to $16.2 million, primarily due to the purchase and manufacture of new equipment for the facilitation of the Company's wafer and device product lines, and clean room modifications and enhancements of approximately $10.4 million, as well as investments in unconsolidated affiliates of approximately $5.8 million.

     Net cash provided by financing activities for the six months ended March 31, 1999 amounted to approximately $19.2 million, primarily due to the $21.2 million of net proceeds from the private placement of preferred stock and short-term related party borrowings of $5.1 million. This was offset by debt repayments of $7.0 million on short-term related party debt.

      EMCORE's Chairman has committed to provide up to $30.0 million of long term financing to EMCORE through July 1, 2000. This commitment terminates upon completion of any public offering of EMCORE's common stock, subject to a minimum offering size requirement.

     On January 27, 1999 EMCORE borrowed $3.0 million from its Chairman, Thomas
J. Russell. This loan bears interest at 8% per annum. On February 1, 1999 EMCORE entered into a $5.0 million short-term note (the "Note") with First Union National Bank. The loan from Thomas J. Russell was repaid from borrowings under the Note. The Note is due and payable in May 1999. The Note bears interest at the rate equal to one month LIBOR plus three quarters of one percent per annum.

     On April 29, 1999, the Company borrowed $2.5 million from its Chairman. The loan bears interest at prime rate plus two percent per annum. On May 7, 1999, the loan was repaid from borrowings under the Company's $19.0 million short-term note, as discussed below.

     On April 29, 1999, the Company entered into a $19.0 million short-term loan agreement (the "1999 Agreement") with First Union National Bank. The 1999 Agreement represented a consolidation of the $8.0 million and $5.0 million short-term loan agreements dated June 22, 1998 and February 1, 1999, respectively, and an additional note of $6.0 million. The 1999 Agreement is due and payable on October 1, 1999 and bears interest at a rate equal to one-month LIBOR plus three-quarters of one percent per annum (5.75% at May 14, 1999). On May 7, 1999, the Company used borrowings under the 1999 Agreement to repay the $2.5 million short-term note from the Company's Chairman. As of May 14, 1999, EMCORE had borrowed approximately $17.5 million under the 1999 Agreement.

EMCORE CORPORATION

     On February 4, 1999, the Company filed a Registration Statement with the Securities and Exchange Commission for a public offering of 3.0 million shares of common stock. Such Registration Statement has not become effective as of May 17, 1999.

     EMCORE believes that its current liquidity, together with available credit, should be sufficient to meet its cash needs for working capital through July 2000. However, if the available credit facilities, cash generated from operations and cash on hand are not sufficient to satisfy EMCORE's liquidity requirements, EMCORE will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to EMCORE. If EMCORE is required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures would be severely limited. Such a limitation could have a material adverse effect on EMCORE's business, financial condition or operations.

     At March 31, 1999, the Company employed 326 full-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

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

     STATE OF READINESS. The Company has made a preliminary assessment of the Year 2000 readiness of its operating financial and administrative systems, including the hardware and software that support such systems. The Company's assessment plan consists of (1) quality assurance testing of its internally developed proprietary software; (2) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the Company's business; (3) contacting vendors of third-party systems; (4) assessing repair or replacement requirements; (5) implementing repair or replacement; and (6) creating contingency plans in the event of Year 2000 failures.

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

     Our principal concern has been the status of our operating, financial and administrative systems. These systems include accounting and production control software at our New Jersey and the two New Mexico facilities. All software has been certified as Year 2000 compliant by the vendors, except our New Jersey office's accounting software. The software's manufacturer has a new version of the accounting software that is Year 2000 compliant and has already been purchased by the Company. The minor upgrade will be installed and tested by July 1999 and all expected costs have been reflected in the financial statements.

EMCORE CORPORATION

     There are other information technology systems and non-information technology systems that could give rise to Year 2000 concerns. These include scientific and engineering applications, desktop applications (such as Microsoft Word and Excel) and facilities controls such as HVAC and security. A review of these systems leads us to believe that the systems are Year 2000 compliant, are not critical to business operations, are used on a limited basis or are date insensitive.

     We are continuing the evaluation of Year 2000 compliance of all our systems and have developed and implemented enterprise-wide database that we use to document Year 2000 issues. The Company plans to complete its evaluation by September 30, 1999 including Year 2000 simulation on its systems during the second and third quarter of calendar 1999 to test systems readiness.

     COSTS. To date, the Company has not incurred any material expenditures in connection with identifying, evaluating or addressing Year 2000 compliance issues. Most of the Company's expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, the Company does not possess the information necessary to estimate the potential costs of revisions to its systems should such revisions be required or the replacement of third-party software, hardware or services that are determined not to be Year 2000 compliant. Although the Company anticipates that such expenses will be immaterial, such expenses, if higher than anticipated, could have a material adverse effect on the Company's business, financial condition and results of operations.

     RISKS. The Company is not currently aware of any Year 2000 compliance problems relating to its systems that would have a material adverse effect on the Company's business, results of operations and financial condition, without taking into account the Company's efforts to avoid or fix such problems. There can be no assurance that the Company will not discover Year 2000 compliance problems in its systems that will require substantial revision. In addition, there can be no assurance that third-party software, hardware or services incorporated into the Company material systems will not need to be revised or replaced, all of which could be time-consuming and expensive. The failure of the Company to fix or replace its internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on the Company's business, result of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in its internally developed proprietary software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend. In addition, the failure of governmental agencies, utility companies, third-party service providers and others outside of the Company control to be Year 2000 compliant could result in systemic failure beyond the Company's control, such as a telecommunications or electrical failure, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     CONTINGENCY PLAN. As discussed above, the Company is engaged in an ongoing Year 2000 assessment and has not yet developed any contingency plans. The results of the Company's Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining need, nature and extent of any contingency plans.

PART II. OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

               Not applicable

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

               Not applicable

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               Not applicable

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following matters were submitted to a vote of shareholders at the Company's 1999 Annual Meeting of Shareholders held February 16, 1999.

      a. Election of directors                             Number of Shares
                                                         For           Withheld
                                                         ---           --------
         Thomas J. Russell                            9,678,939         8,622
         Reuben F. Richards, Jr.                      9,678,939         8,622
         Thomas G. Werthan                            9,678,939         8,622
         Richard A. Stall                             9,678,939         8,622
         Robert Louis-Dreyfus                         9,678,939         8,622
         Hugh H. Fenwick                              9,678,939         8,622
         Shigeo Takayama                              9,678,939         8,622
         Charles Scott                                9,678,939         8,622
         John J. Hogan, Jr.                           9,678,939         8,622

      b. Ratify selection of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ended September 30, 1999.

         For:  9,682,949       Against:        862       Abstain:   3,750

      c. Approval of Fair Price Amendment:

         For:  6,717,355       Against:  1,516,584       Abstain:   6,950

      d. Approval of amendment to Restated Certificate of Incorporation to increase the number of authorized shares of common stock.

         For:  9,250,881       Against:    426,738       Abstain:   9,942

      e. Approval of amendment to the Certificate of Incorporation regarding classification, removal, filling vacancies and size of the Board of Directors.

         For:  6,041,719       Against:  1,580,626       Abstain:  18,524

      ITEM 5.  OTHER INFORMATION

               Not applicable

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  List of Exhibits:

                    27 - Financial Data Schedule

               (b) Reports on Form 8-K:

                    No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                    The Company filed a report on Form 8-K dated May 17, 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 EMCORE CORPORATION



Date:   May 17, 1999             By: /s/ Reuben F. Richards, Jr.
                                     --------------------------------------
                                     Reuben F. Richards, Jr.
                                     President and Chief Executive Officer



Date:   May 17, 1999            By:  /s/ Thomas G. Werthan
                                     --------------------------------------
                                     Thomas G. Werthan
                                     Vice President, Finance and Administration