Form 10-Q
period 1999-06-30
EMCORE CORP
filed 1999-08-16
CIK 808326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one):

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to__________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:[X] No:[ ]

     As of August 1, 1999 there were 13,329,952 shares of the registrant's no par value common stock outstanding.

Part I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                         EMCORE CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (in thousands, except per share data)
                                                             (unaudited)
                                                               Three Months Ended                      Nine Months Ended
                                                                     June 30,                                June 30,
                                                             ----------------------------------------------------------------
                                                                       1999            1998            1999            1998
                                                                                  (as restated)                    (as restated)
                                                             -------------------------------------------------------------------
Revenues...................................................          $17,667          $9,074         $43,864         $35,239
Cost of sales..............................................            9,853           5,448          25,072          19,358
                                                             -------------------------------------------------------------------
        Gross profit.......................................            7,814           3,626          18,792          15,881

Operating expenses:
   Selling, general and administrative.....................            3,650           4,596          10,018          10,500
   Goodwill amortization...................................            1,098           1,098           3,295           2,540
   Research and development:
        One-time acquired in-process.......................                -               -               -          19,516
        Recurring..........................................            4,959           5,887          15,231          11,612
                                                             -------------------------------------------------------------------
Total operating expenses...................................            9,707          11,581          28,544          44,168
                                                             -------------------------------------------------------------------
        Operating loss.....................................          (1,893)         (7,955)          (9,752)        (28,287)

Other expense:
  Stated interest expense, net.............................              290             211             983             348
  Imputed warrant interest expense, non-cash...............              410              94           1,043             286
  Equity in net loss of unconsolidated affiliates..........            1,311               -           2,982               -
                                                             -------------------------------------------------------------------
Total other expense........................................            2,011             305           5,008             634
                                                             -------------------------------------------------------------------
        Loss before extraordinary item.....................          (3,904)         (8,260)         (14,760)        (28,921)

Extraordinary item, loss on early
   retirement of debt......................................           (1,334)              -          (1,334)             -
                                                             -------------------------------------------------------------------
        Net loss...........................................          ($5,238)       ($8,260)        ($16,094)       ($28,921)
                                                             ===================================================================

Per share data:
Net loss per basic and diluted share before
     extraordinary item (see note 7).......................           ($0.40)         ($0.88)         ($1.56)         ($3.37)
                                                             -------------------------------------------------------------------
Net loss per basic and diluted share (see note 7)..........           ($0.53)         ($0.88)         ($1.70)         ($3.37)
                                                             -------------------------------------------------------------------
Weighted average shares used in
     per share data calculations...........................           10,175           9,349           9,665           8,576
                                                             -------------------------------------------------------------------

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         EMCORE CORPORATION
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share data)
                                                                                          At June 30,     At September 30,
                                                                                     --------------------------------------
                                                                                             1999               1998
                                                                                     --------------------------------------
ASSETS                                                                                      (unaudited)    (as restated)
  Cash and cash equivalents ..........................................................   $    14,851    $     4,456
  Restricted cash ....................................................................          --               62
  Accounts receivable, net of allowance for doubtful accounts of $594 and $611 at June 30, 1999 and
            September 30, 1998,
            respectively .............................................................        10,949          7,438
  Accounts receivable, related party .................................................         2,677            500
  Inventories, net ...................................................................        13,349         12,445
  Other current assets ...............................................................           274            208
                                                                                         -----------    -----------
   Total current assets ..............................................................        42,100         25,109

Property, plant and equipment, net ...................................................        44,268         36,210
Goodwill, net ........................................................................         6,224          9,519
Investments in unconsolidated affiliates .............................................        11,433            292
Other assets, net ....................................................................         3,141          2,090
                                                                                         -----------    -----------
   Total assets ......................................................................   $   107,166    $    73,220
                                                                                         ===========    ===========
LIABILITIES & SHAREHOLDERS' EQUITY
    Notes payable - related party ....................................................   $      --      $     7,000
    Accounts payable .................................................................         6,880         12,023
    Accrued expenses .................................................................         4,380          4,197
    Advanced billings ................................................................         3,673          3,180
    Capital lease obligations - current ..............................................           736            673
    Other current liabilities ........................................................           162             53
                                                                                         -----------    -----------
     Total current liabilities .......................................................        15,831         27,126

Bank loans ...........................................................................          --           17,950
Subordinated notes, net ..............................................................          --            7,809
Convertible subordinated debenture ...................................................         7,800           --
Capital lease obligations, net of current portion ....................................           286            755
Other liabilities ....................................................................         1,097           --
                                                                                         -----------    -----------
     Total liabilities ...............................................................        25,014         53,640
                                                                                         -----------    -----------
Mandatorily redeemable, convertible preferred stock,
   1,030,000 shares issued and outstanding at June 30,
   1999 (redeemable at maturity for $14,420) ........................................         14,110           --

Shareholders' Equity:
    Preferred stock, $.0001 par value, 5,882,353 shares
       authorized; no shares outstanding .............................................          --             --
    Common stock, no par value,  23,529,411 shares
       authorized,  13,315,821 shares  issued and outstanding
       June 30, 1999, 9,375,952    shares issued
       and outstanding at September 30, 1998 .........................................       152,168         87,443
    Accumulated deficit ..............................................................       (76,579)       (60,196)
    Notes receivable from warrant issuances and stock sales ..........................        (7,547)        (7,667)
                                                                                         -----------    -----------
    Total shareholders' equity .......................................................        68,042         19,580
                                                                                         -----------    -----------
    Total shareholders' equity and mandatorily redeemable,
       convertible preferred stock ...................................................        82,152         19,580
                                                                                         -----------    -----------
    Total liabilities, shareholders' equity and mandatorily
       redeemable, convertible preferred stock .......................................   $   107,166    $    73,220
                                                                                         ===========    ===========

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         EMCORE CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands) (unaudited)
                                                                                             Nine Months Ended June 30,
                                                                                          ---------------------------------
                                                                                               1999            1998
                                                                                                           (as restated)
                                                                                          ---------------------------------
Operating activities:
Net loss ...............................................................................      ($16,094)      ($28,921)
Adjustments to reconcile  net loss to net cash (used for)  provided by operating activities:
   Acquired in-process research and development, non-cash ..............................          --           19,516
   Depreciation and amortization .......................................................         8,501          6,970
   Provision for doubtful accounts .....................................................           180          1,220
   Provision for inventory valuation ...................................................          --               90
   Detachable warrant accretion and debt issuance cost amortization ....................         1,042            286
   Extraordinary item-loss on early retirement of debt .................................         1,334           --
   Equity in net loss of unconsolidated affiliates .....................................         2,982           --
   Deferred gain on sales to an unconsolidated affiliate ...............................         1,259           --
   Compensatory stock issuances ........................................................           320            254
   Change in assets and liabilities:
            Accounts receivable - trade ................................................        (3,692)        (3,095)
            Accounts receivable - related parties ......................................        (2,177)         2,000
            Inventories ................................................................          (903)        (3,588)
            Other current assets .......................................................           (84)          (131)
            Other assets ...............................................................           281           (261)
            Accounts payable ...........................................................        (5,144)         1,443
            Accrued expenses ...........................................................           183         (1,562)
            Advanced billings ..........................................................           492            300
            Other current liabilities ..................................................           (53)           (19)

Total adjustments ......................................................................         4,521         23,423
                                                                                               -------         ------
    Net cash used for operating activities .............................................       (11,573)        (5,498)
                                                                                               -------         ------
Investing activities:
Purchase of property, plant, and equipment .............................................       (13,198)       (11,805)
Acquisition, cash acquired .............................................................          --              193
Investment in unconsolidated affiliates ................................................       (14,123)          --
Funding of restricted cash .............................................................            62            188
                                                                                               -------         ------
    Net cash used for investing activities .............................................       (27,259)       (11,424)
                                                                                               -------         ------
Financing activities:
Proceeds from common stock offering, net of $5,000 issue costs .........................        52,000           --
Proceeds from preferred stock offering, net of $500 issue costs ........................        21,200           --
Payments on short-term notes payable, related party, net ...............................        (7,000)          --
(Payments on) proceeds from bank loans .................................................       (17,950)        14,950
Proceeds from convertible subordinated debenture .......................................         7,800           --
Payments on capital lease obligations ..................................................          (410)          (344)
Net proceeds from stock options exercise ...............................................           264             69
Dividends paid .........................................................................          (248)          --
Payments on subordinated debt ..........................................................        (8,563)          --
Proceeds from warrant exercise .........................................................         2,134           --
Proceeds from exercise of stock warrants ...............................................          --               23
                                                                                               -------         ------
    Net cash provided by financing activities ..........................................        49,227         14,698
                                                                                               -------         ------
Net increase (decrease) in cash and cash equivalents ...................................        10,395         (2,224)
Cash and cash equivalents, beginning ...................................................         4,456          3,653
                                                                                               -------         ------
Cash and cash equivalents, ending ......................................................      $ 14,851       $  1,429
                                                                                               =======         ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest ..........................................      $  1,571       $    755
                                                                                               =======         ======

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         EMCORE CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                       for the years ended September 30, 1997 and 1998 and the
                                     nine months ended June 30, 1999 (unaudited) (in thousands)
                                                                  Shareholders'  Total
                                                                 Common Stock  Accumulated      Notes       Shareholders'
                                                                    Shares       Amount        Deficit        Receivable      Equity
                                                                 -------------------------------------------------------------------
Balance at September 30, 1996                                       2,994      $ 18,978      ($18,158)      ($   298)      $    522

Issuance of common stock purchase warrants                           --           3,601          --             --            3,601
Issuance of common stock from initial public
  offering, net of issuance costs of $3,110                         2,875        22,765          --             --           22,765
Issuance of common stock on exercise
  of warrants                                                          94           384          --             --              384
Stock option exercise                                                  35            54          --             --               54
Redemption of notes receivable from
   shareholders                                                      --            --            --               32             32
Forgiveness of notes receivable
   from shareholder                                                  --            --            --               57             57
Compensatory stock issuances                                            2            35          --             --               35
Net loss                                                             --            --          (5,620)          --           (5,620)
                                                                 -------------------------------------------------------------------

Balance at September 30, 1997                                       6,000      $ 45,817      ($23,778)      ($   209)      $ 21,830
                                                                 ========      ========      ========       ========       ========

Issuance of common stock purchase warrants                           --           1,310          --             --            1,310
Issuance of common stock and common stock
  purchase warrants in exchange for notes
  receivable                                                        1,828         7,458          --           (7,458)          --
Issuance of common stock and common stock
  purchase options and warrants in
  connection with the acquisition of MODE                           1,462        32,329          --             --           32,329
Stock option exercise                                                  36            83          --             --               83
Stock purchase warrant exercise                                         6            23          --             --               23
Issuance of common stock on exercise of
  warrants in exchange for subordinated
  notes of sub-debt                                                    18            72          --             --               72
Compensatory stock issuances                                           26           351          --             --              351
Net loss                                                             --            --         (36,418)          --          (36,418)
                                                                 -------------------------------------------------------------------
Balance at September 30, 1998                                       9,376      $ 87,443      ($60,196)      ($ 7,667)      $ 19,580
                                                                 ========      ========      ========       ========       ========
(as restated)

Issuance of common stock from secondary
  public offering, net of issuance costs of
  $5,000                                                            3,000        52,000          --             --           52,000
Stock purchase warrant exercise                                       244         2,134          --             --            2,134
Issuance of common stock purchase warrants                           --           2,596          --             --            2,596
Redemption of notes receivable from shareholders                     --            --            --              120            120
Issuance of common stock in exchange for
  convertible preferred stock, net of
  $155 accelerated preferred stock issue costs                        520         7,125          --             --            7,125

Issuance of common stock on exercise of
  warrants in exchange for subordinated
  notes of sub-debt                                                    70           286          --             --              286

Compensatory stock issuances                                           20           320          --             --              320
Stock option exercise                                                  86           264          --             --              264
Preferred stock dividends                                            --            --            (248)          --             (248)
Accretion of redeemable preferred stock
  issue cost                                                         --            --             (41)          --              (41)
Net loss                                                             --            --         (16,094)          --          (16,094)
                                                                 -------------------------------------------------------------------

Balance at June 30, 1999  (unaudited)                              13,316      $152,168      ($76,579)      ($ 7,547)      $ 68,042
                                                                   ======      ========      ========       ========       ========

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements of EMCORE Corporation (the "Company") reflect all adjustments considered necessary by management to present fairly the Company's consolidated financial position as of June 30, 1999, and the consolidated results of operations and the consolidated cash flows for the three month and nine month periods ended June 30, 1999 and June 30, 1998. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature unless otherwise noted. Prior period balances have been reclassified to conform with the current period financial statement presentation. The results of operations for the nine month period ended June 30, 1999 are not necessarily indicative of the results for the fiscal year ending September 30, 1999 or any future interim period.

NOTE 2. Shareholders' Equity

     On June 15, 1999, the Company completed the issuance of an additional 3.0 million common stock shares through a public offering, which resulted in proceeds of $52.0 million, net of issuance costs. A portion of the proceeds was used to repay all outstanding bank indebtedness and subordinated notes.

NOTE 3. Joint Ventures

     On January 21, 1999, General Electric Lighting and the Company agreed to form a new joint venture to develop and market "white light" light-emitting diodes ("LEDs"). The new company, GELcore, LLC (the "GELcore venture"), will develop and market LEDs as replacements for miniature automotive, compact fluorescent, halogen and traditional incandescent lighting. Under terms of the joint venture agreement, the Company has a 49% non-controlling interest in the GELcore venture.

     On May 27, 1999, in connection with the GELcore venture, General Electric funded the Company's initial capital contribution of $7.8 million into GELcore. The funding was in the form of a subordinated debenture (the "Debenture") with an interest rate of 4.75%. The Debenture will mature in 2006 and is convertible into common stock of the Company at a conversion price of $22.875 or 340,984 shares. The Debenture is convertible at any time at the option of General Electric and may be called by the Company after three years, if the price of the Company's common stock has traded at or above $34 for at least thirty days. In addition, General Electric also received 282,010 warrants to purchase common stock at $22.875 per share. These warrants are exercisable at any time and will expire in 2006. These warrants were valued using the Black Scholes model, resulting in a valuation of $2.6 million, which has been included in other assets. Such asset is being amortized over seven years. On a fully diluted basis, General Electric would own approximately 5% of the common stock of the Company.

     For the nine month period ended June 30, 1999, the Company recognized a loss of $1.6 million related to this venture which has been recorded as a component of other income and expense. As of June 30, 1999, the Company's investment in this venture amounted to $6.2 million.

     In February 1998, the Company and a subsidiary of Uniroyal Technology Corporation formed Uniroyal Optoelectronics LLC, a joint venture, to manufacture, sell and distribute High Brightness (HB) LED wafers and package-ready devices. During the quarters ended March 31, 1999 and December 31, 1998, the Company sold one and two compound semiconductor production systems to the venture totaling $2.3 million and $3.0 million in revenues, respectively. The Company eliminated gross profit of approximately $549,000 and $711,000 for the quarters ended March 31, 1999 and December 31, 1998, respectively, on such sales to the extent of its minority interest. Such deferred gross profit will be recognized ratably over the assigned life of the production systems purchased by the joint venture. On April 27, 1999, the Company contributed an additional $500,000 as a capital investment. For the nine months ended June 30, 1999, the Company recognized a loss of $1.2 million related to this venture, which has been recorded as a component of other income and expense. As of June 30, 1999, the Company's investment in this venture amounted to $4.6 million.

NOTE 4. Debt Facilities

     On April 29, 1999, the Company borrowed $2.5 million from its Chairman at an interest rate of Prime plus two percent per annum or 9.75%. On May 7, 1999, the loan was repaid from borrowings under the Company's $19.0 million short-term note, discussed below.

     On May 7, 1999, the Company entered into a $19.0 million short-term loan agreement (the "1999 Agreement") with First Union National Bank. The 1999
Agreement represented a consolidation of the $8.0 million and $5.0 million short-term loan agreements dated June 22, 1998 and February 1, 1999, respectively, and an additional borrowing capacity of $6.0 million, of which a total of $5.0 million was borrowed. The 1999 Agreement is due and payable on October 1, 1999 and bears interest at a rate equal to one-month LIBOR plus three-quarters of one percent per annum. A portion of the proceeds from the additional $6.0 million note were used to repay the $2.5 million short-term note from the Company's Chairman.

     On June 15, 1999, the Company repaid its outstanding $10.0 million (1997 Agreement) and the $18.0 million (1999 Agreement) bank loans using a portion of the proceeds from the secondary public offering. The Company also used a portion of the net proceeds to repurchase its outstanding 6.0% subordinated notes due 2001. The early extinguishment of debt resulted in an extraordinary charge of $1.3 million or $0.13 per share that consisted of the following:

(Amounts in thousands)
Extraordinary items:

Discount on prepayment of 6% subordinated notes due 2001..................$  867
Write-off of related deferred financing costs.............................   467
                                                                          ------
     Net extraordinary loss.............................................. $1,334

NOTE 5. Inventories

     The components of inventories, net of reserves, consisted of the following:

                                                As of               As of
           (Amounts in thousands)           June 30, 1999     September 30, 1998
                                            -------------     ------------------
Raw materials............................      $11,174             $11,346
Work-in-process..........................        2,162               1,092
Finished goods............................          13                   7
                                               -------             -------
          Total                                $13,349             $12,445
                                               =======             =======

NOTE 6. Related Party Transactions

     On November 30, 1998, the Company sold an aggregate of 1,550,000 shares of Series I Redeemable Convertible Preferred Stock ("the Series I Preferred Stock") for aggregate consideration of $21.7 million before deducting costs and expenses, which amounted to approximately $500,000. The Series I Preferred Stock was recorded net of issuance costs. The excess of the preference amount over the carrying value is being accreted by periodic charges to accumulated deficit. The shares of Series I Preferred Stock are convertible, at any time, at the option of the holders thereof, unless previously redeemed, into shares of common stock at an initial conversion price of $14.00 per share of common stock, subject to adjustment in certain cases. The market price of the Company's common stock was $12.875 on the date the Series I Preferred Stock was issued. The Series I Preferred Stock is redeemable, in whole or in part, at the option of the Company at any time the Company's stock has traded at or above $28.00 per share for 30 consecutive trading days, at a price of $14.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. The Series I Preferred Stock carries a dividend of 2% per annum. Dividends are being charged to accumulated deficit. In addition, the Series I Preferred Stock is subject to mandatory redemption by the Company at $14.00 per share plus accumulated and unpaid dividends, if any, on November 17, 2003. On June 15, 1999, 520,000 shares of Series I Redeemable Convertible Preferred Stock were converted to common stock.

     The President of Hakuto Co. Ltd. ("Hakuto"), the Company's Asian distributor, is a member of the Company's Board of Directors and Hakuto is a minority shareholder of the Company. During the quarter and nine months ended June 30, 1999, sales made through Hakuto amounted to approximately $2.2 million and $7.3 million, respectively.

NOTE 7. Earnings Per Share

     The Company accounts for earnings per share under the provision of Statement of Financial Accounting Standards No. 128 "Earnings per share" ("SFAS No. 128"). Basic and diluted earnings per common share was calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The following table reconciles the number of shares utilized in the earnings per share calculations for the three month and nine month periods ending June 30, 1999 and 1998, respectively.

                                      Three Months             Nine Months
                                     Ended June 30,           Ended June 30,
                                    1999        1998         1999        1998
                                  ----------------------------------------------
Loss before extraordinary item... ($ 3,904)   ($8,260)     ($14,760)   ($28,921)
  Extraordinary item, loss on
    early retirement of debt..... (  1,334)       -        (  1,334)        -
                                  ----------------------------------------------
Net loss......................... ($ 5,238)   ($8,260)     ($16,094)   ($28,921)

  Preferred stock dividends...... (    102)       -        (    248)        -
  Periodic accretion of
    preferred stock to
    redemption value............. (     17)       -        (     41)        -
                                  ----------------------------------------------
Net loss available to common
  shareholders................... ($ 5,357)   ($8,260)     ($16,383)   ($28,921)
                                  ==============================================

Net loss per basic and
  diluted share before
  extraordinary item............. ($  0.40)   ($ 0.88)     ($  1.56)   ($  3.37)
                                  ==============================================

Net loss per basic and
  diluted share.................. ($  0.53)   ($ 0.88)     ($  1.70)   ($  3.37)
                                  ==============================================

Common shares - basic............   10,175      9,349         9,665       8,576

Effect of dilutive securities:
  Stock option and warrants......      -          -             -           -
  Preferred stocks...............      -          -             -           -
                                  ----------------------------------------------
Common shares - diluted..........   10,175      9,349         9,665       8,576
                                  ==============================================

     The effect of outstanding common stock purchase options and warrants and the number of shares available to be issued upon the conversion of the Company's Series I Preferred Stock have been excluded from the earnings per share calculation since the effect of such securities are anti-dilutive.

NOTE 8. Goodwill Restatement:

     Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, the Company revised the amount of the purchase price which was allocated to in-process research and development in accounting for the acquisition of MicroOptical Devices, Inc. ("MODE") on December 5, 1997. The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to acquired in-process research and development at the date of acquisition.

     The revised valuation is based on management's estimates of the net cash flows associated with expected operations of MODE and gives explicit consideration to the SEC's views on acquired in-process research and development as set forth in its letter to the American Institute of Certified Public Accountants.

     As a result of the revised allocation, the amount of the purchase price allocated to acquired in-process research and development at the date of acquisition decreased from $29.3 million to $19.5 million, and the amount ascribed to goodwill increased by $9.8 million which includes approximately $0.5 million related to the value of MODE's workforce. The Company's financial statements for the three month and nine month periods ended June 30, 1998, have been restated from amounts previously reported. This change had no impact on net cash flows used for operations.

     A summary of the significant effect of the restatement is as follows:

                                                    For the three months ended
                                                          June 30, 1998
                                                  ------------------------------
                                                  As previously
     (Amounts in thousands)                         Reported         As Restated

STATEMENTS OF OPERATIONS DATA:
     Goodwill amortization                          $    284          $  1,098
     Operating loss                                 $ (7,141)         $ (7,955)
     Net loss                                       $ (7,446)         $ (8,260)
                                                    =========         =========

Net loss per common share - basic and diluted       $ ( 0.80)         $  (0.88)
                                                    =========         =========

                                                    For the nine months ended
                                                          June 30, 1998
                                                  ------------------------------
                                                  As previously
     (Amounts in thousands)                         Reported         As Restated

STATEMENTS OF OPERATIONS DATA:
     Goodwill amortization                          $    639          $  2,540
     Operating loss                                 $(36,164)         $(28,287)

     Net loss                                       $(36,798)         $(28,921)
                                                    =========         =========

Net loss per common share - basic and diluted       $  (4.29)         $  (3.37)
                                                    =========         =========

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

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that reflect current expectations or beliefs of EMCORE Corporation concerning future results and events. The words "expects," "intends," "believes," "anticipates," "likely," "will", and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, statements about future financial performance of the Company and the effect of the acquisition of MicroOptical Devices, Inc. ("MODE") on the Company's business; the uncertainty of additional funding; continued acceptance of the Company's MOCVD technologies, as well as the market success of optical VCSEL technologies; operations and performance of the Company's joint ventures; the Company's ability to achieve and implement the planned enhancements of products and services on a timely and cost effective basis and customer acceptance of those product introductions; product obsolescence due to advances in technology and shifts in market demand; competition and resulting price pressures; business conditions; economic and stock market conditions, particularly in the U.S., Europe and Asia, and their impact on sales of the Company's products and services; risks associated with foreign operations, including currency and political risks; and such other risk factors as may have been or may be included from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESTATEMENT

     The Company has restated its previously filed condensed consolidated financial statements for the three month and nine month periods ended June 30, 1998 to adjust the allocation of the purchase price related to the acquisition of MicroOptical Devices, Inc. ("MODE") in December 1997 and the resulting amortization of goodwill.

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

     EMCORE recognizes revenue upon shipment. Systems-related revenues include sales of EMCORE's TurboDisc production systems as well as spare parts and services. The book-to-ship time period on systems is approximately four to six months, and the average selling price is in excess of $1.0 million. For systems, EMCORE incurs certain installation and warranty costs subsequent to shipment which are estimated and accrued at the time the sale is recognized. EMCORE reserves for estimated returns and allowances at the time of shipment. Materials related revenues include wafers, devices and process development technology. The materials sales cycle is generally shorter than for systems and average selling prices vary significantly based on the products and services provided. Generally, EMCORE achieves a higher gross profit on its materials related revenues.

     EMCORE has recently established a number of strategic relationships through joint ventures, long-term supply agreements and an acquisition as summarized below.

     - In May 1999, EMCORE signed a long term agreement with Sumitomo Electric Industries, Ltd. (SEI) (Hyogo, Japan) to jointly develop and produce Indium Gallium Phosphide (InGaP) epitaxial wafers for use as Heterojunction Bipolar Transistor (HBT) devices used in digital wireless and cellular applications. These advanced compound semiconductor HBT wafers will be produced at EMCORE's Epitaxial Materials (E2M) wafer foundry in Somerset, New Jersey, and shipments are expected to begin in November 1999.

     - In January 1999, EMCORE signed an agreement with General Electric Lighting to form GELcore, a joint venture to develop and market white light and colored HB LEDs lighting products. GELcore's long-term goal is to develop HB LED products to replace traditional lighting. Under the terms of the joint venture, General Electric Lighting holds a 51% interest in GELcore and EMCORE holds a 49% interest. In May 1999, General Electric through GE Capital, purchased a $7.8 million subordinated convertible debenture with a 4.75% interest rate where the proceeds were used to fund EMCORE's investment in GELcore. The debenture will mature in 2006 and is convertible into EMCORE common stock at a conversion price of $22.875 or 340,984 shares. In addition, General Electric also received 282,010 warrants to purchase common stock at $22.875 per share. These warrants are exercisable at any time and will expire in 2006. These warrants were valued using the Black Scholes model, resulting in a valuation of $2.6 million, which has been included in other assets. Such asset is being amortized over seven years. We have also seconded various personnel to the joint venture to assist in the development and marketing of its products. These personnel and the related costs are charged to the joint venture. In addition, GELcore has hired its own administrative, technical and management personnel. As such, the impact on EMCORE's operations will be limited to the seconded employees who will continue to be managed by EMCORE personnel.

     - In November 1998, EMCORE signed a long term supply agreement with Space Systems/Loral, a wholly owned subsidiary of Loral Space & Communications. Under this agreement, which is contingent upon EMCORE's compliance with Loral's product specification requirements, EMCORE will supply compound semiconductor high-efficiency gallium arsenide solar cells for Loral's satellites. EMCORE completed this qualification in July 1999. EMCORE received an initial purchase order for $5.25 million of solar cells. EMCORE expects to service this agreement through our newly completed facility in Albuquerque, New Mexico. This facility presently employs approximately 40 people, including sales, marketing, administrative and manufacturing personnel.

     - In November 1998, EMCORE formed UMCore, a joint venture with Union Miniere Inc., a mining and materials company, to explore and develop alternate uses for germanium using EMCORE's materials science and production platform expertise and Union Miniere's access to and experience with germanium. EMCORE has invested $600,000 in UMCore which, together with an equal amount funded by Union Miniere, is expected to fund the operations of UMCore through fiscal 1999. EMCORE has seconded various personnel to the joint venture to assist in the development of products. Thereafter, any additional funding will be contributed equally.

     - In  October  1998,  EMCORE  formed  Emtech,  a joint  venture  with Optek
Technology, Inc., a packager and distributor of optoelectronic devices, to market an expanded line of magneto resistive sensors to the automotive and related industries. This joint venture combines EMCORE's expertise in the manufacture of magneto resistive die and Optek's expertise in packaging these die. This combination will allow us to offer customers off-the-shelf products. No funding is anticipated to meet the obligations to the joint venture.

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

     - EMCORE also signed a four-year purchase agreement with AMP Incorporated to provide high speed VCSELs for use in transceivers for high speed networks that link computers. The contract requires AMP to purchase a minimum of 80% of their VCSEL needs from EMCORE. EMCORE's MODE facility in Albuquerque, New Mexico, will produce the devices under this contract.

     - In February 1998, EMCORE and Uniroyal Technology Corporation formed Uniroyal Optoelectronics, a joint venture to manufacture, sell and distribute HB LED wafers and package-ready devices. This joint venture commenced operations in July 1998. EMCORE has invested $6.0 million in Uniroyal Optoelectronics. EMCORE has seconded various personnel to the joint venture to assist in the development of products. Uniroyal Optoelectronics is hiring its own administrative and management personnel. The impact on EMCORE's operations will be limited to a few seconded employees who will continue to be managed by EMCORE personnel.

     - To expand our technology base in the data communications and telecommunications markets, on December 5, 1997, EMCORE acquired MicroOptical Devices, Inc. ("MODE") in a stock transaction accounted for under the purchase method of accounting for a purchase price of $32.8 million. EMCORE's acquisition of MODE, a development stage company, constituted a significant and strategic investment for EMCORE to acquire and gain access to MODE's in-process research and development of micro-optical technology. As part of this acquisition, EMCORE incurred a one-time in-process research and development write-off of $19.5 million. EMCORE also recorded goodwill of approximately $13.3 million. This is being charged against operations over a three-year period, and will therefore impact financial results through December 2000. The goodwill of $13.3 million represents an increase of approximately $9.8 million from the original amount recorded when the Company purchased MODE in December 1997. This is a result of an adjustment related to the SEC's new industry wide guidelines for the determination of writeoffs of acquired in-process research and development implemented subsequent to the acquisition date.

     Because we do not have a controlling economic and voting interest in the Uniroyal, Union Miniere, Optek and General Electric Lighting joint ventures, EMCORE accounts for these joint ventures under the equity method of accounting and, as such, our share of profits and losses will be included below the operating income line in our statement of operations.

     EMCORE has generated a significant portion of its sales to customers outside the United States. In fiscal 1996, 1997, 1998 and the first nine months of fiscal 1999, international sales constituted 42.5%, 42.0%, 39.1% and 54.1%, respectively, of revenues. In fiscal 1998, the majority of EMCORE's international sales were made to customers in Asia, particularly in Japan. In fiscal 1999, the majority of EMCORE's international sales were made to customers in Taiwan. EMCORE's sales revenues from Europe have fluctuated because most of our sales of TurboDisc systems are to a limited number of customers, who do not purchase these systems regularly. EMCORE anticipates that international sales will continue to account for a significant portion of revenues. Historically, we have received all payments for products and services in U.S. dollars. We do not anticipate that Europe's Euro-currency conversion will have a material effect on our financial condition or results of operations.

     The information below summarizes EMCORE's export sales by geographic area.

YEAR ENDED SEPTEMBER 30,               ASIA          EUROPE          TOTAL
--------------------------------- --------------- ------------- ----------------
1996                                 $ 8,209,309    $3,588,066      $11,797,375
1997                                  14,583,981     5,478,186       20,062,167
1998                                  15,527,169     1,584,851       17,112,020
1999 (9 months)                       21,425,460     2,289,323       23,716,693

     As of June 30, 1999, EMCORE had an order backlog of $49 million scheduled to be shipped through June 30, 2000. This represented an increase of 117% since September 30, 1998 which primarily relates to increased systems bookings in Asia and an initial order for solar cells from Loral. EMCORE includes in backlog only customer purchase orders that have been accepted by EMCORE and for which shipment dates have been assigned within the 12 months to follow and research contracts that are in process or awarded. Wafer and device agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months. EMCORE receives partial advance payments or irrevocable letters of credit on most production system orders.

RESULTS OF OPERATIONS:

     REVENUES The Company's revenues increased 94.7% from $9.1 million for the three months ended June 30, 1998, to $17.7 million for the three months ended June 30, 1999. For the nine month period ended June 30, 1999, revenues increased $8.6 million or 24.4% from $35.2 million in 1998 to $43.9 million in 1999. The revenue increase in the three and nine month periods was attributable to increased revenues in the systems-related product lines. Revenues from systems-related sales and materials-related sales were $5.6 million and $3.5 million, respectively, for the three month period ended June 30, 1998 and $12.9 million and $4.8 million, respectively, for the three month period ended June 30, 1999. As a percentage of revenues, production systems and wafers and devices accounted for 57.0% and 43.0%, respectively, for the nine months ended June 30, 1998 and 77.6% and 22.4%, respectively, for the nine months ended June 30, 1999. The Company expects these percentages to approach 50% as the Company's new products such as solar cells, VCSELS and HBT's are introduced and production ramps. International sales accounted for 44.3% of revenues for the nine months ended June 30, 1998 and 54.1% of revenues for the nine months ended June 30, 1999.

     COST OF SALES/GROSS PROFIT Cost of sales includes direct material and labor costs, allocated manufacturing and service overhead, and installation and warranty costs. The Company's gross profit increased 115.5% from $3.6 million for the three months ended June 30, 1998, to $7.8 million for the three months ended June 30, 1999. For the nine month period ended June 30, 1999, gross profit decreased from 45.1% of revenue for the nine months ended June 30, 1998, to 42.8% of revenue for the nine months ended June 30, 1999. During the six months ended March 31, 1999, the Company sold three compound semiconductor production systems for approximately $5.3 million to a joint venture in which it has a 49% minority interest. The Company eliminated $1.3 million of gross profit on such sales. Such deferred gross profit will be recognized ratably over the assigned life of the production systems purchased by the joint venture.

     SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses decreased by 20.6% from $4.6 million for the three months ended June 30, 1998, to $3.7 million in the three months ended June 30, 1999. During the quarter ended June 30, 1998, the Company reserved certain Asian account receivables that totaled $1.2 million. As a percentage of revenue, selling, general and administrative expenses decreased from 29.8% for the nine months ended June 30, 1998 to 22.8% for the nine months ended June 30, 1999.

     GOODWILL AMORTIZATION The Company recognized approximately $1.1 million of goodwill amortization for the three months ended June 30, 1999 in connection with the acquisition of MODE on December 5, 1997. As of June 30, 1999, the Company has approximately $6.2 million of goodwill remaining, which will be fully amortized by December 2000.

     RESEARCH AND DEVELOPMENT Research and development expenses decreased 15.8% from $5.9 million in the three months ended June 30, 1998, to $5.0 million in the three months ended June 30, 1999. As a percentage of revenue, recurring research and development expenses increased from 33.0% for the nine months ended June 30, 1998 to 34.7% for the nine months ended June 30, 1999. The increase was primarily attributable to EMCORE's acquisition of MODE, the startup of our new Albuquerque, New Mexico facility and increased staffing and equipment costs necessary to enhance current products and develop new product offerings. Products introduced or under development include HB LEDs, high efficiency solar cells, new generation TurboDisc production systems, VCSELs, RF Materials and other optoelectronic devices. During the three-months ended December 31, 1997, the Company recognized a $19.5 million one-time charge for acquired in-process research and development relating to the purchase of MODE. To maintain growth and to continue to pursue market leadership in materials science technology, the Company expects to continue to invest a significant amount of its resources in research and development.

     OPERATING LOSS The Company reported an operating loss of $1.9 million for the three months ended June 30, 1999, as compared to operating loss of $8.0 million for the three months ended June 30, 1998. For the nine month periods, the operating loss decreased $18.5 million or 65.5% from $28.3 million for the nine months ended June 30, 1998 to $9.8 million for the nine months ended June 30, 1999. The change in operating income is due to the $19.5 million one-time charge for acquired in-process research and development relating to the purchase of MODE. In addition, the Company's operating loss was impacted by increased research and development spending; the loss generated from the operations of MODE and the startup expenses associated with the opening of the Company's new Albuquerque, New Mexico facility.

     OTHER EXPENSE During fiscal 1996, the Company issued detachable warrants along with subordinated notes to certain of its existing shareholders. The Company subsequently assigned a value to these detachable warrants issued using the Black-Scholes Option Pricing Model. The Company recorded the subordinated notes at a carrying value that is subject to periodic accretions, using the interest method. In June 1998, the Company issued 284,684 warrants to its Chairman and its Chief Executive Officer for providing a guarantee in connection with the 1998 Agreement, an 18 month credit facility with First Union National Bank. The Company assigned a value to these warrants using the Black-Scholes Option Pricing Model. The consequent expense of these warrant accretion amounts is charged to "Imputed warrant interest, non-cash" and amount to approximately $286,000 and $1,043,000 for the nine months ended June 30, 1998 and 1999, respectively.

     For the three months ended, June 30, 1999, stated interest expense, net increased by $109,000 to $290,000 due to additional borrowing.

     Because the Company does not have a controlling economic and voting interest in the Uniroyal, Union Miniere, and General Electric Lighting joint ventures, EMCORE accounts for such joint ventures under the equity method of accounting. For the nine months ended June 30, 1999, the Company incurred a net loss of $1.2 million related to the Uniroyal joint venture, a $1.6 million net loss related to the GELCore joint venture and a $184,000 net loss related to the UMCore joint venture.

     EXTRAORDINARY LOSS On June 15, 1999, the Company repaid its outstanding $10.0 million (1997 Agreement) and the $18.0 million (1999 Agreement) bank loans using a portion of the proceeds from the additional public offering. The Company also used a portion of the net proceeds to repurchase its outstanding 6.0%
subordinated notes due 2001. The early extinguishment of debt resulted in an extraordinary charge of $1.3 million or $0.13 per share.

     NET LOSS The Company reported a net loss of $5.2 million for the three months ended June 30, 1999, as compared to net loss of $8.3 million for the three months ended June 30, 1998. For the nine month period ended June 30, 1999, the Company reported a decrease of 44.4% from a $28.9 million net loss for the nine months ended June 30, 1998, to $16.1 million net loss for the nine months ended June 30, 1999. The decrease in the year-to-date loss was attributable to the $19.5 million write-off of acquired in-process research and development in connection with the acquisition of MODE on December 5, 1997 offset by the increase in research and development expenses, imputed warrant interest expense and the net loss from unconsolidated affiliates.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents increased by $10.4 million from $4.5 million at September 30, 1998, to $14.9 million at June 30, 1999. For the nine months ended June 30, 1999, net cash used for operations amounted to $11.6 million, primarily due to the Company's net losses, an increase in accounts receivable and decrease in accounts payable; which was partially offset by the Company's non-cash depreciation and amortization charges and an increase in equity in net loss of unconsolidated affiliates.

     For the nine months ended June 30, 1999, net cash used for investment activities amounted to $27.3 million, primarily due to the purchase and manufacture of new equipment for the facilitation of the Company's wafer and device product lines, and clean room modifications and enhancements of approximately $13.2 million, as well as investments in unconsolidated affiliates of approximately $14.1 million.

     Net cash provided by financing activities for the nine months ended June 30, 1999 amounted to approximately $49.2 million, primarily due to the $52.0 million of net proceeds from the secondary offering, the $21.2 million of net proceeds from the private placement of preferred stock and the $7.8 million proceeds from the convertible subordinated debenture. This was offset by net payments of $18.0 million on bank loans, $8.5 million on subordinated debt and $7.0 million on short-term related party debt.

     The Company's Chairman committed to provide up to $30.0 million of long-term financing to EMCORE through July 1, 2000. This commitment terminated upon completion of the Company's secondary offering.

     On April 29, 1999, the Company borrowed $2.5 million from its Chairman. The loan bears interest at prime rate plus two percent per annum. On May 7, 1999, the loan was repaid from borrowings under the Company's $19.0 million short-term note, as discussed below.

     On April 29, 1999, the Company entered into a $19.0 million short-term loan agreement (the "1999 Agreement") with First Union National Bank. The 1999
Agreement represented a consolidation of the $8.0 million and $5.0 million short-term loan agreements dated June 22, 1998 and February 1, 1999, respectively, and an additional note of $6.0 million. The 1999 Agreement is due and payable on October 1, 1999 and bears interest at a rate equal to one-month LIBOR plus three-quarters of one percent per annum or 5.75%. On May 7, 1999, the Company used borrowings under the 1999 Agreement to repay the $2.5 million short-term note from the Company's Chairman.

     On June 15, 1999, the Company completed the issuance of an additional 3.0 million common stock shares through a public offering, which resulted in proceeds of $52.0 million, net of issuance costs. A portion of the proceeds was used to repay outstanding bank indebtedness and subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES (continued):

     On June 15, 1999, the Company repaid its outstanding $10.0 million and $18.0 million bank loans and repurchased its outstanding 6% subordinated notes due 2001 using a portion of the net proceeds from the secondary public offering. The early extinguishment of debt resulted in an extraordinary charge of $1.3 million or $0.13 per share.

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

     At June 30, 1999, the Company employed 352 full-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

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

     Our compound semiconductor wafers and devices are date insensitive and, therefore, do not have any Year 2000 issues associated with them. Our TurboDisc production systems have several components that could give rise to Year 2000 compliance concerns. We have preliminarily assessed the Year 2000 issues associated with these components and have found that they have either been certified by the vendor to be compliant or are date insensitive. Our principal concern has been the status of our operating, financial and administrative systems. These systems include accounting and production control software at our New Jersey and the two New Mexico facilities. All software has been certified as Year 2000 compliant by the vendors.

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

     We are continuing the evaluation of Year 2000 compliance of all our systems and have developed and implemented an enterprise-wide database that we use to document Year 2000 issues. The Company plans to complete its evaluation by September 30, 1999 including Year 2000 simulation on its systems during the third and fourth quarter of calendar 1999 to test systems readiness.

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

                               EMCORE CORPORATION


Date:     August 13, 1999       By: /s/ Reuben F. Richards, Jr.
                                   ---------------------------------------------
                                   Reuben F. Richards, Jr.
                                   President and Chief Executive Officer

  Date:  August 13, 1999        By: /s/ Thomas G. Werthan
                                   ---------------------------------------------
                                   Thomas G. Werthan
                                   Vice President, Finance and Administration