Form 10-K/A
period 1999-09-30
EMCORE CORP
filed 2000-01-06
CIK 808326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before January 28, 2000) are incorporated by reference in Part III of this Form 10-K/A.

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

14(A)(3) EXHIBITS

EXHIBIT NO.    DESCRIPTION
   3.1         Restated Certificate of Incorporation, dated March 31, 1999.+

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

   10.22        Third Amendment to Revolving Loan and Security Agreement, dated as of December 1, 1999 between EMCORE and First
                Union National Bank.+


   16 Letter of PricewaterhouseCoopers LLP ("PwC") dated January 4, 2000 regarding the Company's change in accountants and PwC's refusal to consent to the inclusion of its auditor's report for the Company's 1997 financial statements.*

   21           Subsidiaries of the registrant.+

   23.1         Consent of Deloitte & Touche LLP.+

   27           Financial Data Schedule.+

----------

* Filed herewith
+ Filed previously

                                   SIGNATURES

        Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Somerset, State of New Jersey, on January 5, 2000.

                               EMCORE CORPORATION



                               By: /s/ REUBEN F. RICHARDS, JR.
                                   --------------------------------------------
                                   Name: Reuben F. Richards, Jr.
                                   TITLE: PRESIDENT AND CHIEF EXECUTIVE OFFICER



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of EMCORE Corporation in the capacities indicated, on January 5, 2000.

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



/s/ SHIGEO TAKAYAMA              Director
------------------------------
    Shigeo Takayama



/s/ CHARLES T. SCOTT             Director
------------------------------
    Charles T. Scott



/s/ JOHN HOGAN                   Director
-----------------------------
    John Hogan