Form 10-K/A
period 1999-09-30
EMCORE CORP
filed 2000-01-13
CIK 808326

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

        Compound semiconductor device manufacturers predominantly use four methods to deposit compound materials: molecular beam epitaxy, vapor phase epitaxy, liquid phase epitaxy and metal organic chemical vapor deposition ("MOCVD"). The use of molecular beam epitaxy technology can yield wafers having high thickness uniformity. Compound semiconductor materials fabricated using liquid phase epitaxy or vapor phase epitaxy technologies often have high electronic and optical properties. However, due to the nature of the underlying processes, these methods are not easily scaled up to high volume production, which is necessary for the commercial viability of compound semiconductor devices. All of the methods used to manufacture compound semiconductor devices pose technical, training and safety challenges that are not present in the manufacture of silicon devices. These production systems typically require expensive reactant materials, the use of certain toxic chemicals, and tight control over numerous manufacturing parameters. The key differences between MOCVD and the three other methods are that compound semiconductor wafers fabricated using MOCVD generally possess a better combination of uniformity and optical and electronic properties and are easier to produce in high volumes than wafers manufactured by the three more traditional methods. Currently, MOCVD technology is being used to manufacture a broad range of compound semiconductor devices.

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

HB LEDS.

        High-brightness light-emitting diodes ("HB LEDs") are solid state compound semiconductor devices that emit light. The global demand for HB LEDs is experiencing rapid growth because LEDs have a long useful life of approximately 10 years, consume approximately 10% of the power consumed by incandescent or halogen lighting and improve display visibility. In February 1998, EMCORE and Uniroyal Technology Corporation formed Uniroyal Optoelectronics, a joint venture to manufacture, sell and distribute HB LED wafers and package-ready devices.

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

        In October 1998, EMCORE formed Emtech, a joint venture with Optek Technology, Inc., a packager and distributor of optoelectronic devices, to market an expanded line of MR sensors to the automotive and related industries. This joint venture seeks to combine EMCORE's strength in producing devices with Optek's strength in packaging and distributing devices to offer off-the-shelf products and expand market penetration. As of September 30, 1999, the joint venture had not commenced operations.

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

OTHER EXPENSE. Other expenses decreased, particularly due to the reduced imputed warrant interest expense associated with EMCORE's subordinated debt and debt issuance guarantee cost. During fiscal 1996, EMCORE issued detachable warrants along with subordinated notes to certain of its existing shareholders. In fiscal 1997, EMCORE also issued detachable warrants in return for a $10.0 million demand note facility guarantee by the Chairman of the Board of EMCORE, who provided collateral for the facility. EMCORE subsequently assigned a value to these detachable warrants issued using the Black-Scholes option-pricing model. EMCORE recorded the subordinated notes at a carrying value that is subject to periodic accretions, using the interest method, and reflected the facility's detachable warrant value as debt issuance cost which was written off in its entirety in fiscal 1997. The consequent expense of these subordinated note accretion amounts and the now terminated facility's debt issuance cost is charged to "imputed warrant interest, non-cash," and amounted to approximately $4.0 million and $601,000 for the fiscal years ended September 30, 1997 and 1998, respectively. In June 1998, EMCORE issued 284,684 warrants to its Chairman and its Chief Executive Officer for providing a guarantee in connection with the 1998 Agreement, an $8.0 million 18-month credit facility with First Union National Bank. EMCORE assigned a value to these warrants using the Black-Scholes option-pricing model.

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

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Shareholders of EMCORE Corporation
Somerset, New Jersey

         We have audited the accompanying consolidated balance sheets of EMCORE Corporation (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of EMCORE Corporation as of September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Parsippany, New Jersey
January 10, 2000

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

     Despite providing its consent to the inclusion of its auditor's report for the Company's financial statements for the fiscal year ended September 30, 1997 on ten separate occasions in the past, following several requests by the Company, PwC refused to provide its consent to the inclusion of its auditor's report for the Company's financial statements for the fiscal year ended September 30, 1997 in the Company's Form 10-K filing. As a result of PwC's refusal, the auditor's report for the Company's financial statements for the fiscal year ended September 30, 1997 was not included therein. PwC's auditor's report for the financial statements for the fiscal year ended September 30, 1997 was most recently included in the Company's 1998 Form 10-K/A filed on May 17, 1999 and the Company's Form S-3/A filed on October 6, 1999.

     The Company believes that PwC has refused to provide its report and written consent solely in retaliation for a lawsuit that the Company recently filed against PwC in connection with PwC's violation of the independence standards promulgated by the SEC discussed above.

     PwC's report on the Company's financial statements for the fiscal year ended September 30, 1997 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There is no assurance that PwC would reissue its auditor's report for the Company's financial statements for the fiscal year ended September 30, 1997 in its original form and without qualification. The Company is not aware of any subsequent events, transactions or other matters that may have affected the previous report. As a result of PwC's refusal, the Company engaged Deloitte & Touche LLP to reaudit the Company's financial statements for the fiscal year ended September 30, 1997. A copy of Deloitte & Touche LLP's auditor's report for the Company's financial statements for the fiscal year ended September 30, 1997 appears in this Form 10-K/A.

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

   10.22        Third Amendment to Revolving Loan and Security Agreement, dated as of December 1, 1999 between EMCORE and First
                Union National Bank.+


   21           Subsidiaries of the registrant.+

   23.1         Consent of Deloitte & Touche LLP.*

   27           Financial Data Schedule.+

----------

* Filed herewith
+ Filed previously

                                   SIGNATURES

        Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Somerset, State of New Jersey, on January 12, 2000.

                               EMCORE CORPORATION



                               By: /s/ REUBEN F. RICHARDS, JR.
                                   --------------------------------------------
                                   Name: Reuben F. Richards, Jr.
                                   TITLE: PRESIDENT AND CHIEF EXECUTIVE OFFICER



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of EMCORE Corporation in the capacities indicated, on January 12, 2000.

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
