Form 10-Q
period 1999-12-31
EMCORE CORP
filed 2000-02-14
CIK 808326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark one):
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

               For the quarterly period ended December 31, 1999

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:[X] No:[ ]

          As of February 1, 2000 there were 14,416,511 shares of the registrant's no par value common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                       ---------------------------
                                                            1999            1998
                                                       ---------------------------
Revenues:
   Systems-related .......................................   $ 11,977    $  7,286
   Materials-related .....................................      4,524       2,839
                                                             --------    --------
          Total revenues .................................     16,501      10,125
Cost of revenues:
   Systems-related .......................................      7,518       4,288
   Materials-related .....................................      2,260       1,728
                                                             --------    --------
          Total cost of revenues .........................      9,778       6,016
                                                             --------    --------

         Gross profit ....................................      6,723       4,109

Operating expenses:
   Selling, general and administrative ...................      4,724       3,143
   Goodwill amortization .................................      1,098       1,099
   Research and development ..............................      4,708       5,924
                                                             --------    --------
Total operating expenses .................................     10,530      10,166
                                                             --------    --------

         Operating loss ..................................     (3,807)     (6,057)

Other (income) expense:
  Stated interest (income) expense, net ..................        (78)        230
  Imputed warrant interest expense, non-cash .............        163         316
  Equity in net loss of unconsolidated affiliates ........      2,766         276
                                                             --------    --------
Total other expense ......................................      2,851         822
                                                             --------    --------


         Net loss ........................................   ($ 6,658)   ($ 6,879)
                                                             ========    ========

PER SHARE DATA:

Net loss per basic and diluted share (see note 4) ........   ($  0.49)   ($  0.74)
                                                             --------    --------

Weighted average basic and diluted shares outstanding used
in per share data calculations ...........................     13,740       9,390
                                                             --------    --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               EMCORE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         AT DECEMBER 31,      AT SEPTEMBER 30,
                                                                       ---------------------------------------
                                                                              1999                  1999
                                                                       ---------------------------------------
                                                                           (UNAUDITED)
                                   ASSETS
      Current assets:
        Cash and cash equivalents...............................................   $   2,722    $   7,165
        Accounts receivable, net of allowance for doubtful accounts of $667 and $563 at December 31, 1999 and
                  September 30, 1999, respectively..............................      13,109       11,423
        Accounts receivable, related party .....................................       2,440        2,480
        Inventories, net .......................................................      18,833       13,990
        Other current assets ...................................................         527          389
                                                                                   ---------    ---------
         Total current assets ..................................................      37,631       35,447
      Property, plant and equipment, net .......................................      48,354       46,282
      Goodwill, net ............................................................       4,028        5,126
      Investments in unconsolidated affiliates .................................       6,747        9,496
      Other assets, net ........................................................       3,179        3,260
                                                                                   ---------    ---------
          Total assets .........................................................   $  99,939    $  99,611
                                                                                   =========    =========

                     LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable .........................................................   $  11,591    $   5,359
      Accrued expenses .........................................................       5,257        4,173
      Advanced billings.........................................................       3,757        4,350
          Capital lease obligations - current...................................         546          713
          Other current liabilities.............................................         162          162
                                                                                   ---------    ---------
           Total current liabilities ...........................................      21,313       14,757

      Convertible subordinated debenture .......................................       7,800        7,800
      Capital lease obligations, net of current portion ........................         121          141
      Other liabilities ........................................................       1,097        1,097
                                                                                   ---------    ---------
           Total liabilities ...................................................      30,331       23,795
                                                                                   ---------    ---------

      Mandatorily redeemable, convertible preferred stock, 657,143 shares issued and outstanding at December 31, 1999, (redeemable at maturity for
         $9,200), 1,030,000 shares issued and outstanding at September 30, 1999
         (redeemable at maturity for $14,420) ..................................      9,100       14,193

      SHAREHOLDERS' EQUITY:
      Preferred stock, $.0001 par value, 5,882,353 shares authorized ...........        --           --
      Common stock, no par value, 50,000,000 shared authorized,
         13,795,694 shares issued and outstanding at December 31, 1999;
         13,353,807 shares issued and outstanding at September
         30, 1999 ..............................................................     158,023      152,426
      Accumulated deficit ......................................................     (90,017)     (83,256)
      Notes receivable from warrant issuances and stock sales ..................      (7,498)      (7,547)
                                                                                   ---------    ---------

      Total shareholders' equity ...............................................      60,508       61,623
                                                                                   ---------    ---------

      Total shareholders' equity and mandatorily redeemable,
          convertible preferred stock ..........................................      69,608       75,816
                                                                                   ---------    ---------

            Total liabilities, shareholders' equity and mandatorily
             redeemable, convertible preferred stock ...........................   $  99,939    $  99,611
                                                                                   =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                ---------------------------
                                                                                    1999           1998
                                                                                ---------------------------
OPERATING ACTIVITIES:
Net loss .....................................................................   ($ 6,658)   ($ 6,879)
                                                                                 --------    --------
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
   Depreciation and amortization .............................................      3,870       2,746
   Provision for doubtful accounts ...........................................        120          60
   Provision for inventory valuation .........................................        360          30
   Detachable warrant accretion and debt issuance cost amortization ..........        163         313
   Equity in net loss of unconsolidated affiliates ...........................      2,766         276
   Deferred gain on sales to an unconsolidated affiliate .....................       --           711
   Compensatory stock issuances ..............................................         93          93
   Change in assets and liabilities:
            Accounts receivable - trade ......................................     (1,802)      2,825
            Accounts receivable - related parties ............................         40      (2,017)
            Inventories ......................................................     (5,235)        (68)
            Other current assets .............................................       (109)        (83)
            Other assets .....................................................       (126)        184
            Accounts payable .................................................      6,231      (2,894)
            Accrued expenses .................................................      1,084        (643)
            Advanced billings ................................................       (593)      2,123
            Other liabilities ................................................       --           (53)
                                                                                 --------    --------
Total adjustments ............................................................      6,862       3,603
                                                                                 --------    --------
    Net cash provided by (used for) operating activities .....................        204      (3,276)
                                                                                 --------    --------

INVESTING ACTIVITIES:
Purchase of property, plant, and equipment ...................................     (4,801)     (5,972)
Investment in unconsolidated affiliates ......................................        (17)     (5,600)
Payments of restricted cash ..................................................       --            63
                                                                                             --------
    Net cash used for investing activities ...................................     (4,818)    (11,509)
                                                                                 --------    --------


FINANCING ACTIVITIES:
Proceeds from preferred stock offering, net of $500 issue costs ..............       --        21,200
Payments under notes payable - related party, net ............................       --        (7,000)
Payments under bank loans ....................................................       --        (2,000)
Payments on capital lease obligations ........................................       (188)       (129)
Proceeds from exercise of stock options ......................................        233          38
Dividends paid on preferred stock ............................................        (66)       --
Proceeds from exercise of stock purchase warrants ............................        143        --
Proceeds from shareholders' notes receivable .................................         49        --
                                                                                  -------    --------
    Net cash provided by financing activities ................................        171      12,109
                                                                                  -------    --------

Net decrease in cash and cash equivalents ....................................     (4,443)     (2,676)
Cash and cash equivalents, beginning .........................................      7,165       4,456
                                                                                  -------    --------
Cash and cash equivalents, ending ............................................   $  2,722    $  1,780
                                                                                  =======    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest ................................   $    173    $    334
                                                                                  =======    ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               EMCORE CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1999
                  AND THE THREE MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                         COMMON STOCK                 SHAREHOLDERS'    TOTAL
                                                  ----------------------- ACCUMULATED   NOTES       SHAREHOLDERS'
                                                      SHARES       AMOUNT   DEFICIT    RECEIVABLE       EQUITY
                                                  --------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997 ....................      6,000   $ 45,817   ($23,777)   ($   209)   $ 21,831

Issuance of common stock purchase
warrants .........................................       --        1,310       --          --         1,310
Issuance of common stock on exercise of
   warrants in exchange for notes
   receivable ....................................      1,828      7,458       --        (7,458)       --
Issuance of common stock and common stock
   purchase options and warrants in
   connection  with the acquisition of MODE ......      1,462     32,329       --          --        32,329
Stock option exercise ............................         36         83       --          --            83
Stock purchase warrant exercise ..................          6         23       --          --            23
Issuance of common stock on exercise of warrants
  in exchange for subordinated notes .............         18         72       --          --            72
Compensatory stock issuance ......................         26        351       --          --           351
Net loss .........................................       --         --      (36,419)       --       (36,419)
                                                     --------   --------   --------    --------    --------

BALANCE AT SEPTEMBER 30, 1998 ....................      9,376   $ 87,443   ($60,196)   ($ 7,667)   $ 19,580
                                                     ========   ========   ========    ========    ========

Issuance of common stock from public
  offering, net of issuance cost of $5,000 .......      3,000     52,000       --          --        52,000
Stock purchase warrant exercise ..................        322      2,450       --          --         2,450
Issuance of common stock purchase warrants .......       --        2,596       --          --         2,596
Redemption of shareholders' notes receivable .....       --         --         --           120         120
Conversion of mandatorily redeemable
   convertible preferred stock into common
   stock .........................................        520      7,125       --          --         7,125
Compensatory stock issuance ......................         26        436       --          --           436
Stock option exercise ............................        110        376       --          --           376
Preferred stock dividends ........................       --         --         (319)       --          (319)
Periodic accretion of redeemable preferred
   stock to mandatory redemption value ...........       --         --          (52)       --           (52)
Net loss .........................................       --         --      (22,689)       --       (22,689)
                                                     --------   --------   --------    --------    --------

BALANCE AT SEPTEMBER 30, 1999 ....................     13,354   $152,426   ($83,256)   ($ 7,547)   $ 61,623
                                                     ========   ========   ========    ========    ========

Stock purchase warrant exercise ..................         35        143       --          --           143
Redemption of notes receivable from shareholders .       --         --         --            49          49
Conversion of mandatorily redeemable
   convertible preferred stock into common
   stock .........................................        373      5,128       --          --         5,128
Compensatory stock issuances .....................          5         93       --          --            93
Stock option exercise ............................         29        233       --          --           233
Preferred stock dividends ........................       --         --          (66)       --           (66)
Periodic accretion of redeemable preferred
   stock to mandatory redemption value ...........       --         --          (37)       --           (37)
Net loss .........................................       --         --       (6,658)       --        (6,658)
                                                     --------   --------   --------    --------    --------

BALANCE AT DECEMBER 31, 1999 .....................     13,796   $158,023   ($90,017)   ($ 7,498)   $ 60,508
                                                     ========   ========   ========    ========    ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL INFORMATION AND DESCRIPTION OF BUSINESS

     The accompanying unaudited condensed consolidated financial statements of EMCORE Corporation (the "Company") reflect all adjustments considered necessary by management to present fairly the Company's consolidated financial position as of December 31, 1999, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended December 31, 1999 and 1998. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature unless otherwise noted. Prior period balances have been reclassified to conform with the current period financial statement presentation. The results of operations for the three-month period ended December 31, 1999 are not necessarily indicative of the results for the fiscal year ending September 30, 2000 or any future interim period.

     EMCORE has two reportable operating segments: the systems-related business unit and the materials-related business unit. The systems-related business unit designs, develops and manufactures tools and manufacturing processes used to fabricate compound semiconductor wafer and devices. Revenues for the systems-related business unit consist of sales of EMCORE's TurboDisc production systems as well as spare parts and services. Our systems-related business unit assists our customers with device design, process development and optimal configuration of TurboDisc production systems. The materials-related business unit designs, develops and manufactures compound semiconductor materials. Revenues for the materials-related business unit include sales of semiconductor wafers, devices and process development technology. EMCORE's vertically-integrated product offering allows it to provide a complete compound semiconductor solution to its customers. The segments reported are the segments of the Company for which separate financial information is available and for which gross profit amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company does not allocate assets or operating expenses to the individual operating segments. There are no intercompany sales transactions between the two operating segments. Available segment information has been presented in the Statement of Operations.


NOTE 2.  JOINT VENTURES

     In May 1999, General Electric Lighting and the Company formed GELcore, a joint venture to develop and market High Brightness Light-Emitting Diode (HB
LED) lighting products. General Electric Lighting and the Company have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. Under the terms of the joint venture agreement, the Company has a 49% non-controlling interest in the GELcore venture and accounts for its investment under the equity method of accounting. For the three-month period ended December 31, 1999, the Company recognized a loss of $1.3 million related to this venture which has been recorded as a component of other income and expense. As of December 31, 1999, the Company's investment in this venture amounted to $4.0 million.

     In December 1997, the Company and a subsidiary of Uniroyal Technology Corporation formed Uniroyal Optoelectroncis LLC, a joint venture, to manufacture, sell and distribute HB LED wafers and package-ready devices. For the three months ended December 31, 1999, the Company recognized a loss of $1.4 million related to this venture, which has been recorded as a component of other income and expense. As of December 31, 1999, the Company's investment in this venture amounted to $2.2 million.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  INVENTORIES

     The components of inventories, net of reserves, consisted of the following:

                                 AS OF                    AS OF
 (Amounts in thousands)   DECEMBER 31, 1999        SEPTEMBER 30, 1999
                          -----------------        ------------------

Raw materials .........      $11,026                    $ 9,146
Work-in-process .......        4,945                      3,620
Finished goods ........        2,862                      1,224
                             -------                    -------
                  Total      $18,833                    $13,990
                             =======                    =======


NOTE 4.  EARNINGS PER SHARE

     The Company accounts for earnings per share under the provision of Statement of Financial Accounting Standards No. 128 "Earnings per share". Basic earnings per common share were calculated by dividing net loss by the weighted average number of common stock shares outstanding during the period. The effect of outstanding common stock purchase options and warrants, the number of shares available to be issued upon the conversion of the Company's Series I Preferred Stock and the number of shares to be issued upon conversion of the convertible subordinated debenture have been excluded from the earnings per share calculation since the effect of such securities are anti-dilutive. The following table reconciles the number of shares utilized in the earnings per share calculations for the three month-periods ending December 31, 1999 and 1998, respectively.


                                                                        THREE MONTHS
                                                                    ENDED DECEMBER 31,
                                                                 ----------------------
                                                                 1999              1998
                                                                 ----              ----
Net loss ..................................................      ($ 6,658)      ($ 6,879)

         Preferred stock dividends ........................           (66)           (36)

         Periodic accretion of redeemable
         preferred stock to mandatory redemption value.....           (37)            (6)
                                                                 --------       --------

Net loss attributable to common
  shareholders ............................................      ($ 6,761)      ($ 6,921)
                                                                 ========       ========

Net loss per basic and diluted share ......................      ($  0.49)      ($0.74)
                                                                 ========       ========

Weighted average of outstanding common shares
  - basic .................................................        13,740          9,390

Effect of dilutive securities:
         Stock option and warrants ........................          --             --
         Preferred stocks .................................          --             --
         Convertible subordinated debenture ...............          --             --
                                                                 --------       --------

Weighted average of outstanding common shares
  - diluted ...............................................        13,740          9,390
                                                                 ========       ========

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5.  PREFERRED STOCK CONVERSION

     On November 30, 1998, the Company sold an aggregate of 1,550,000 shares of Series I Redeemable Convertible Preferred Stock ("the Series I Preferred Stock") for aggregate consideration of $21.7 million before deducting costs and expenses, which amounted to approximately $500,000. The Series I Preferred Stock was recorded net of issuance costs. The excess of the preference amount over the carrying value is being accreted by periodic charges to accumulated deficit. The shares of Series I Preferred Stock are convertible, at any time, at the option of the holders thereof, unless previously redeemed, into shares of common stock at an initial conversion price of $14.00 per share of common stock, subject to adjustment in certain cases. The market price of the Company's common stock was $12.875 on the date the Series I Preferred Stock was issued. The Series I Preferred Stock is redeemable, in whole or in part, at the option of the Company at any time the Company's stock has traded at or above $28.00 per share for 30 consecutive trading days, at a price of $14.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. The Series I Preferred Stock carries a dividend of 2% per annum. Dividends are being charged to accumulated deficit. In addition, the Series I Preferred Stock is subject to mandatory redemption by the Company at $14.00 per share plus accumulated and unpaid dividends, if any, on November 17, 2003. In June 1999, 520,000 shares of Series I Redeemable Convertible Preferred Stock were converted to common stock. In December 1999, 372,857 shares of Series I Redeemable Convertible Preferred Stock were converted to common stock.


NOTE 6.  DEBT FACILITIES

       In March 1997, the Company entered into a $10.0 million loan agreement with First Union National Bank (the "Loan Agreement") that had an interest rate of prime plus 50 basis points. As of September 30, 1999, there were no amounts outstanding under this facility. The Loan Agreement contains financial covenants, which, among other things, require maintenance of certain financial ratios, liquidity and net worth. In December 1999, the Loan Agreement was extended through January 31, 2001. The Loan Agreement's financial covenants were modified under the third amendment, and management believes that the Company will be able to comply with such requirements throughout fiscal year 2000. The Company was in compliance with all covenants at December 31, 1999. No amounts were outstanding under this facility at December 31, 1999.


NOTE 7.  RELATED PARTIES

     In connection with the Chairman's guarantee of the Company's bank facility through September 1999 and subsequent extension of that facility until a new bank line was secured by the Company in December 1999, the Board of Directors has approved the granting of up to 300,000 warrants to the Chairman in return for his guarantee and several bridge loans.

         The President of Hakuto Co. Ltd. ("Hakuto"), the Company's Asian distributor, is a member of the Company's Board of Directors and Hakuto is a minority shareholder of the Company. During the three months ended December 31, 1999 and 1998, sales made through Hakuto amounted to approximately $2.0 million and $3.1 million, respectively.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  SUBSEQUENT EVENTS

SHELF REGISTRATION

     On January 19, 2000, the Company filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to 2 million shares of common stock. This registration statement became effective on February 4th, 2000.

PREFERRED STOCK CONVERSION

         Subsequent to December 31, 1999, the remaining outstanding 657,143 shares of Series I Redeemable Convertible Preferred Stock were converted to common stock.

DEBT FACILITIES

         In January 2000, the Company borrowed a total of $4.0 million under the Loan Agreement at an annual interest rate equal to the Prime Rate plus fifty basis points or 9.0%.

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

        This report includes forward-looking statements that reflect current expectations or beliefs of EMCORE concerning future results and events. The words "expects," "intends," "believes," "anticipates," "likely," "will", and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, delays in developing and commercializing new products; cancellations, rescheduling or delays in product shipments; delays in obtaining export licenses for product shipments; the uncertainty of additional funding; continued acceptance of our MOCVD technologies; operations and performance of our joint ventures; our ability to achieve and implement the planned enhancements of products and services on a timely and cost effective basis and customer acceptance of those product introductions; product obsolescence due to advances in technology and shifts in market demand; competition and resulting price pressures; labor actions against EMCORE's customers or vendors; difficulties in obtaining licenses on commercially reasonable terms necessary to manufacture and sell certain of our products; economic and stock market conditions, particularly in the U.S., Europe and Asia, and their impact on sales of our products and services; and such other risk factors as may have been or may be included from time to time in EMCORE's reports filed with the Securities and Exchange Commission.


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

        EMCORE has developed extensive materials science expertise, process technology and MOCVD production systems to address its customers' needs and believes that its proprietary TurboDisc(R) deposition technology makes possible one of the most cost-effective production processes for the commercial volume manufacture of high-performance compound semiconductor wafers and devices. This platform technology provides the basis for the production of various types of compound semiconductor wafers and devices and enables EMCORE to address the critical need of manufacturers to cost-effectively get to the market faster with high volumes of new and improved high-performance products. EMCORE's compound semiconductor products and services include:

     o         development of materials and processes;
     o         design and development of devices;
     o         fabrication and assembly of MOCVD production systems; and
     o         manufacture of wafers and devices in high volumes.

EMCORE CORPORATION

        Customers can take advantage of EMCORE's vertically integrated approach by purchasing custom-designed wafers and devices from EMCORE or they can manufacture their own devices in-house using a TurboDisc production system configured to their specific needs. Our customers include Agilent Technologies Ltd., AMP, Inc., Hewlett Packard Co., General Motors Corp., Hughes-Spectrolab, Lucent Technologies, Inc., Motorola, Inc., Siemens AG's Osram GmbH subsidiary and 12 of the largest electronics manufacturers in Japan.

        EMCORE has recently established a number of strategic relationships through joint ventures, long-term supply agreements and an acquisition in order to facilitate the development and manufacture of new products in targeted growth areas. These strategic relationships are summarized below:

         o In May 1999, EMCORE and General Electric Lighting formed GELcore, a joint venture to develop and market HB LED lighting products. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. GELcore seeks to combine EMCORE's materials science expertise, process technology and compound semiconductor production systems with General Electric Lighting's brand name recognition and extensive marketing and distribution capabilities. GELcore's long-term goal is to develop products to replace traditional lighting. EMCORE has invested $7.8 million in GELcore and has seconded various employees to the joint venture to assist in the development of products;

         o In May 1999, EMCORE signed a long-term agreement with Sumitomo Electric Industries, Ltd., located in Hyogo, Japan, to jointly develop and produce Indium Gallium Phosphide ("InGaP") epitaxial wafers for use as HBT devices used in digital wireless and cellular applications. Sumitomo Electric is one of the world's leading electronics manufacturers. These advanced compound semiconductor HBT wafers will be produced at EMCORE's E2M wafer foundry in Somerset, New Jersey, and shipments of commercial product are expected to begin in February 2000;

         o In November 1998, EMCORE signed a long-term supply agreement with Space Systems/Loral, a wholly owned subsidiary of Loral Space & Communications. Under this agreement, EMCORE will supply compound semiconductor high-efficiency gallium arsenide solar cells for Loral's satellites. EMCORE received purchase orders from Space Systems/Loral that total $7.2 million and will service this agreement through our newly completed facility in Albuquerque, New Mexico. EMCORE started shipping solar cells in December 1999 and a majority of the solar cell shipments are scheduled for the second fiscal quarter ended March 31, 2000. This facility presently employs approximately 68 people, including sales and marketing, administrative and manufacturing personnel;

         o In November 1998, EMCORE formed UMCore, a joint venture with Union Miniere Inc., a mining and materials company, to explore and develop alternate uses for germanium using EMCORE's materials science and production platform expertise and Union Miniere's access to and experience with germanium. EMCORE has seconded various personnel to the joint venture to assist in the development of products;

         o In October 1998, EMCORE formed Emtech, a joint venture with Optek Technology, Inc., a packager and distributor of optoelectronic devices, to market an expanded line of magneto resistive sensors to the automotive and related industries. This joint venture combines EMCORE's expertise in the manufacture of magneto resistive die and Optek's expertise in packaging these die. This combination will allow us to offer customers off-the-shelf products. No additional personnel are anticipated to meet the obligations to the joint venture;

EMCORE CORPORATION

         o In September 1998, EMCORE entered into an agreement with Lockheed Martin to provide technical management and support for the commercialization of a new high-efficiency solar cell. It is anticipated that we will provide high efficiency solar cells to Lockheed Martin upon completion of the research and development agreement. EMCORE's new facility in Albuquerque, New Mexico will provide the support necessary to meet our obligations under this agreement;

         o In September 1998, EMCORE signed a four-year purchase agreement with AMP Incorporated to provide high speed VCSELs, for use in transceivers for high-speed networks that link computers. The contract requires AMP to purchase a minimum of 80% of their VCSEL needs from EMCORE. EMCORE's MODE facility in Albuquerque, New Mexico will produce the devices under this contract;

         o In December 1997, the Company and a wholly owned subsidiary of Uniroyal Technology Corporation formed Uniroyal Optoelectronics LLC, a joint venture, to manufacture, sell and distribute HB LED wafers and package-ready devices. This joint venture commenced operations in July 1998. EMCORE has invested $6.0 million in Uniroyal Optoelectronics and has seconded various employees to the joint venture to assist in the development of products; and

         o In December 1997, EMCORE acquired MicroOptical Devices, Inc. ("MODE") in a stock transaction accounted for under the purchase method of accounting for a purchase price of $32.8 million. This acquisition allowed EMCORE to expand its technology base into the data communications and telecommunications markets. MODE, a development stage company, constituted a significant and strategic investment for EMCORE to acquire and gain access to MODE's in-process research and development of micro-optical technology. As part of this acquisition, EMCORE incurred a one-time in-process research and development write-off of $19.5 million. EMCORE also recorded goodwill of approximately $13.2 million, which is being charged against operations over a three-year period, and will therefore impact financial results through December 2000. These operations are located in Albuquerque, New Mexico and currently employ approximately 42 people including sales and marketing, administrative and manufacturing personnel.

        Because EMCORE does not have a controlling economic and voting interest in the General Electric Lighting , Uniroyal Technology, Union Miniere and Optek joint ventures, EMCORE accounts for these joint ventures under the equity method of accounting and, as such, our share of profits and losses are included below the operating income line in our statements of operations.

        EMCORE has generated a significant portion of its sales to customers outside the United States. In fiscal 1997, 1998 and 1999, international sales constituted 42.0%, 39.1% and 52.5%, respectively, of revenues. For the three months ended December 31, 1999, international sales constituted 48.1% of revenues. In fiscal year 1999 and the first quarter of fiscal year 2000, the majority of EMCORE's international sales were made to customers in Asia. EMCORE's sales revenues from Europe have fluctuated because most of our sales of TurboDisc systems are to a limited number of customers, who do not purchase production systems regularly. EMCORE anticipates that international sales will continue to account for a significant portion of revenues. Historically, EMCORE has received all payments for products and services in U.S. dollars. EMCORE does not anticipate that Europe's Euro-currency conversion will have a material effect on its financial condition or results of operations.

EMCORE CORPORATION

         The following chart contains a breakdown of EMCORE's worldwide revenues and percentages by geographic region.



                                 FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                 ----------------------------------------
                             1997               1998                    1999       THREE MONTHS ENDED 12/31/99
               -----------------------------------------------------------------------------------------------
                    REVENUE         %      REVENUE      %       REVENUE        %        REVENUE        %
               --------------- -------- ---------- -------- ------------ --------- ------------- -------------
   REGION
North America         $27,690      58%    $26,648      61%      $27,698       48%       $ 8,572        52%
Asia                   14,584      31%     15,527      35%       28,211       48%         4,575        28%
Europe                  5,478      11%      1,585       4%        2,432        4%         3,354        20%
                      -------     ----    -------     ----      -------      ----       -------       ----
    TOTAL             $47,752     100%    $43,760     100%      $58,341      100%       $16,501       100%
                      =======     ====    =======     ====      =======      ====       =======       ====

        As of December 31, 1999, EMCORE had an order backlog of $46.6 million scheduled to be shipped through December 31, 2000. This represented an increase of 8% since September 30, 1999. EMCORE includes in backlog only customer purchase orders that have been accepted by EMCORE and for which shipment dates have been assigned within the 12 months to follow and research contracts that are in process or awarded. Wafer and device agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months. EMCORE receives partial advance payments or irrevocable letters of credit on most production system orders.


        EMCORE has two reportable operating segments: the systems-related business unit and the materials-related business unit. The systems-related business unit designs, develops and manufactures tools and manufacturing processes used to fabricate compound semiconductor wafer and devices. Revenues for the systems-related business unit consist of sales of EMCORE's TurboDisc production systems as well as spare parts and services. Our systems-related business unit assists our customers with device design, process development and optimal configuration of TurboDisc production systems. The materials-related business unit designs, develops and manufactures compound semiconductor materials. Revenues for the materials-related business unit include sales of semiconductor wafers, devices and process development technology. EMCORE's vertically-integrated product offering allows it to provide a complete compound semiconductor solution to its customers. The Company does not allocate assets or operating expenses to the individual operating segments. There are no intercompany sales transactions between the two operating segments. The Company's reportable operating segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products and services.

EMCORE CORPORATION

RESULTS OF OPERATIONS:

COMPARISON OF THREE-MONTH PERIODS ENDED DECEMBER 31, 1998 AND 1999

        REVENUES. EMCORE's revenues increased 63.0% from $10.1 million for the three-month period ended December 31, 1998 to $16.5 million for the three-month period ended December 31, 1999. The increase was attributable to increased revenues in both the systems-related and materials related product lines. Revenues from systems-related sales and materials-related sales were $7.3 million and $2.8 million, respectively, for the three-month period ended December 31, 1998 and $12.0 million and $4.5 million, respectively, for the three-month period ended December 31, 1999. As a percentage of revenues, systems- and materials-related revenues accounted for 72.0% and 28.0%, respectively, for the three-month period ended December 31, 1998 and 72.6% and 27.4%, respectively, for the three-month period ended December 31, 1999. EMCORE expects the product mix between systems and materials to approach 50% as new products, such as solar cells, VCSELs and HBTs are introduced and production of commercial volumes of these materials commences. International sales accounted for 35.1% of revenues for the three-month period ended December 31, 1998 and 48.1% of revenues for the three-month period ended December 31, 1999.

        COST OF REVENUES/GROSS PROFIT. Cost of sales includes direct material and labor costs, allocated manufacturing and service overhead and installation and warranty costs. EMCORE's gross profit increased 63.6% from $4.1 million for the three-month period ended December 31, 1998 to $6.7 million for the three-month period ended December 31, 1999. As a percentage of revenue, gross profit increased slightly from 40.6% of revenue for the three-month period ended December 31, 1998 to 40.7% of revenue for the three-month period ended December 31, 1999. During the three-month period ended December 31, 1998, EMCORE sold two compound semiconductor production systems for approximately $3.0 million to a joint venture in which it has a 49% minority interest. EMCORE deferred $711,000 of gross profit on such sales. Such deferred gross profit will be recognized ratably over the assigned life of the production systems purchased by the joint venture.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 50.3% from $3.1 million for the three-month period ended December 31, 1998 to $4.7 million for the three-month period ended December 31, 1999. A significant portion of the increase was largely due to increases in sales personnel headcount to support domestic and foreign markets and headcount additions to sustain internal administrative support. As a percentage of revenue, selling, general and administrative expenses decreased from 31.0% for the three-month period ended December 31, 1998 to 28.6% for the three-month period ended December 31, 1999.

        GOODWILL AMORTIZATION. Goodwill of $13.2 million was recorded in connection with our acquisition of MODE on December 5, 1997. EMCORE recognized approximately $1.1 million of goodwill amortization for the three-month periods ended December 31, 1998 and 1999. As of December 31, 1999, EMCORE had approximately $4.0 million of net goodwill remaining, which will be fully amortized by December 2000.

        RESEARCH AND DEVELOPMENT. Research and development expenses decreased 20.5% from $5.9 million in the three-month period ended December 31, 1998 to $4.7 million in the three-month period ended December 31, 1999. As a percentage of revenue, research and development expenses decreased from 58.5% for the three-month period ended December 31, 1998 to 28.5% for the three-month period ended December 31, 1999. The decrease in research and development spending was primarily attributable to new products being introduced. To maintain growth and to continue to pursue market leadership in materials science technology, EMCORE expects to continue to invest a significant amount of its resources in research and development.

EMCORE CORPORATION

        OPERATING LOSS. EMCORE reported a 37.1% decrease in operating loss from $6.1 million for the three-month period ended December 31, 1998, to an operating loss of $3.8 million for the three-month period ended December 31, 1999. The change in operating loss was principally due to increased revenues and gross profit. During the three-month period ended December 31, 1998, EMCORE deferred $711,000 of gross profit on two compound semiconductor production systems sold to a joint venture in which it has a 49% minority interest. In addition, EMCORE's operating loss in 1998 was impacted by increased research and development spending, the loss generated from the operations of MODE and the startup expenses associated with the opening of EMCORE's new Albuquerque, New Mexico facility.

        OTHER EXPENSE. During fiscal year 1996, EMCORE issued 2,575,883 detachable warrants along with subordinated notes to certain of its existing shareholders. EMCORE subsequently assigned a value to these detachable warrants issued using the Black-Scholes option-pricing model. EMCORE recorded the subordinated notes at a carrying value that was subject to periodic accretions, using the interest method. In June 1998, EMCORE issued 284,684 warrants to its Chairman and its Chief Executive Officer for providing a guarantee in connection with an $8.0 million 18-month credit facility with First Union National Bank entered into in 1998. EMCORE also assigned a value to these warrants using the Black-Scholes option-pricing model. The consequent expense of the subordinated note accretion and warrant value amortization was charged to "Imputed warrant interest, non-cash" and was approximately $316,000 for the three months ended December 31, 1998. The subordinated notes and the 18-month credit facility were repaid using a portion of the proceeds from the public offering, which was completed in June 1999.

        In order to fund its initial capital contribution for GELcore, EMCORE borrowed $7.8 million from General Electric in the form of a convertible subordinated debenture (the "Debenture"), with an interest rate of 4.75% and a May 2006 maturity date. In connection with the funding of EMCORE's initial capital contribution, General Electric received 282,010 warrants to purchase common stock at $22.875 per share. These warrants are exercisable at any time and will expire in 2006. EMCORE subsequently assigned a value to these warrants using the Black-Scholes option-pricing model. The warrant value of $2.6 million is included in other assets and is being amortized over seven years. The consequent expense of the warrant amortization is charged to "Imputed warrant interest, non-cash" and amounted to approximately $163,000 for the three-month period ended December 31, 1999.

        For the three-month period ended December 31, 1999, stated interest decreased by 133.9% from net interest expense of $230,000 to net interest income of $78,000. In June 1999, EMCORE completed the issuance of an additional 3.0 million common stock shares through a public offering, which resulted in proceeds of $52.0 million, net of issuance costs. A significant portion of the proceeds was used to repay all outstanding bank loans and subordinated notes, thereby reducing interest expense and generating interest income on the retained proceeds.

        Because EMCORE does not have a controlling economic and voting interest in the General Electric Lighting, Uniroyal Technology and Union Miniere joint ventures, EMCORE accounts for these joint ventures under the equity method of accounting. For the three-month period ended December 31, 1998, EMCORE incurred a net loss of $276,000 related to the Uniroyal joint venture. For the three-month period ended December 31, 1999, EMCORE incurred a net loss of $1.3 million related to the GELcore joint venture, a $1.4 million net loss related to the Uniroyal joint venture and a $27,000 net loss related to the UMCore joint venture.

        INCOME TAXES. As a result of its losses, EMCORE did not incur any income tax expense in both the three-month periods ended December 31, 1998 and 1999.

        NET LOSS. EMCORE reported a $200,000 decrease in net loss from $6.9 million for the three-month period ended December 31, 1998, to a net loss of $6.7 million for the three-month period ended December 31, 1999. The decrease in net loss was primarily attributable to the increase in gross profit offset by an increase in the net loss from unconsolidated affiliates.



EMCORE CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents decreased by $4.4 million from $7.1 million at September 30, 1999 to $2.7 million at December 31, 1999. For the three-month period ended December 31, 1999, net cash provided by operations amounted to $204,000, primarily due to an increase in accounts payable and the non-cash charges related to equity in net loss from unconsolidated affiliates offset by an increase in inventory and by EMCORE's net loss. Net cash used for investment activities amounted to $4.8 million, primarily due to the purchase and manufacture of new equipment for the facilitation of EMCORE's wafer and device product lines, and clean room modifications and enhancements. Net cash provided by financing activities for the three-month period ended December 31, 1999 amounted to approximately $171,000.

        In March 1997, EMCORE entered into a $10.0 million loan agreement with First Union National Bank (the "Loan Agreement") that had an interest rate of prime plus 50 basis points. As of September 30, 1999, there were no amounts outstanding under this facility. The Loan Agreement contains financial covenants, which, among other things, require maintenance of certain financial ratios, liquidity and net worth. In December 1999, the Loan Agreement was extended through January 31, 2001. The Loan Agreement's financial covenants were modified under the third amendment, and management believes that EMCORE will be able to comply with such requirements throughout fiscal year 2000. The Company was in compliance with all covenants at December 31, 1999. No amounts were outstanding under this facility at December 31, 1999. In connection with the Chairman's guarantee of EMCORE's bank facility through September 1999 and subsequent extension of that facility until a new bank line was secured by EMCORE in December 1999, the Board of Directors has approved the granting of up to 300,000 warrants to the Chairman in return for his guarantee and several bridge loans. In January 2000, the Company borrowed a total of $4.0 million at an annual interest rate equal to the Prime Rate plus fifty basis points or 9.0%.

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

        On January 19, 2000, EMCORE filed a shelf registration statement with the Securities and Exchange Commission to offer from time to time up to 2.0 million shares of common stock. This registration statement became effective on February 4, 2000.

        In 1992, EMCORE received a royalty bearing, non-exclusive license under a patent held by Rockwell International Corporation which relates to an aspect of the manufacturing process used by TurboDisc systems. In October 1996 EMCORE initiated discussions with Rockwell to receive additional licenses to permit EMCORE to use this technology to manufacture and sell compound semiconductor wafers and devices. In November 1996, EMCORE suspended these negotiations because of litigation surrounding the validity of the Rockwell patent. EMCORE also ceased making royalty payments to Rockwell under the license during the pendency of the litigation. In January 1999, the case was settled and a judgement was entered in favor of Rockwell. As a result, EMCORE may be required to pay royalties to Rockwell for certain of its past sales, of wafers and devices to customers who did not hold licenses directly from Rockwell. Management has reviewed and reassessed the royalty agreements and concluded that it has the appropriate amounts reserved at both December 31, 1999 and September 30, 1999.

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

               Not applicable


      ITEM 5.  OTHER INFORMATION

               Not applicable

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  List of Exhibits:

                    27 - Financial Data Schedule

               (b) Reports on Form 8-K:

              No reports on Form 8-K were filed during the quarter ended December 31, 1999.






     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EMCORE CORPORATION


  Date:  February 14, 2000    By:  /s/ Reuben F. Richards, Jr.
                                   ---------------------------------------------
                                   Reuben F. Richards, Jr.
                                   President and Chief Executive Officer

  Date:  February 14, 2000    By:  /s/ Thomas G. Werthan
                                   ---------------------------------------------
                                   Thomas G. Werthan
                                   Vice President, Finance and Administration