Form 10-Q
period 2000-03-31
EMCORE CORP
filed 2000-05-15
CIK 808326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark one):

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          The number of shares of the registrant's Common Stock, no par value, outstanding as of May 1, 2000 was 16,568,285.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                       MARCH 31,                MARCH 31,
                                                               ----------------------      ----------------------
                                                                  2000        1999          2000            1999
                                                               --------      --------      --------      --------
Revenues:
   Systems-related .......................................     $ 13,370      $ 13,354      $ 25,347      $ 20,640
   Materials-related .....................................       10,555         2,718        15,079         5,557
                                                               --------      --------      --------      --------
          Total revenues .................................       23,925        16,072        40,426        26,197
Cost of revenues:
   Systems-related .......................................        7,564         8,063        15,082        12,353
   Materials-related .....................................        6,425         1,140         8,685         2,866
                                                               --------      --------      --------      --------
          Total cost of revenues .........................       13,989         9,203        23,767        15,219
                                                               --------      --------      --------      --------
         Gross profit ....................................        9,936         6,869        16,659        10,978

Operating expenses:
   Selling, general and administrative ...................        5,271         3,225         9,995         6,368
   Goodwill amortization .................................        1,098         1,098         2,196         2,197
   Research and development ..............................        4,662         4,348         9,370        10,272
                                                               --------      --------      --------      --------
Total operating expenses .................................       11,031         8,671        21,561        18,837
                                                               --------      --------      --------      --------
         Operating loss ..................................       (1,095)       (1,802)       (4,902)       (7,859)

Other (income) expense:
  Stated interest (income) expense, net ..................         (615)          463          (693)          693
  Imputed warrant interest expense, non-cash .............          680           317           843           633
  Equity in net loss of unconsolidated affiliates ........        3,047         1,395         5,813         1,671
                                                               --------      --------      --------      --------
Total other expense ......................................        3,112         2,175         5,963         2,997
                                                               --------      --------      --------      --------
         Net loss ........................................     ($ 4,207)     ($ 3,977)     ($10,865)     ($10,856)
                                                               ========      ========      ========      ========

PER SHARE DATA:
Net loss per basic and diluted share (see note 5) ........     ($  0.28)     ($  0.44)     ($  0.77)     ($  1.17)
                                                               --------      --------      --------      --------

Weighted average basic and diluted shares outstanding used
in per share data calculations ...........................       14,895         9,427        14,314         9,409
                                                               --------      --------      --------      --------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                               EMCORE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          AT MARCH 31,    AT SEPTEMBER 30,
                                                                       ----------------  -----------------
                                                                              2000              1999
                                                                       ----------------  -----------------
                                                                           (UNAUDITED)
                             ASSETS
Current assets:
  Cash and cash equivalents .............................................     $ 122,203      $   7,165
  Accounts receivable, net of allowance for doubtful accounts of $555 and $563 at March 31, 2000 and
            September 30, 1999, respectively ............................        17,677         11,423
  Accounts receivable, related parties ..................................         1,865          2,480
  Inventories, net ......................................................        21,631         13,990
  Other current assets ..................................................         4,723            389
                                                                              ---------      ---------
   Total current assets .................................................       168,099         35,447

Property, plant and equipment, net ......................................        50,693         46,282
Goodwill, net ...........................................................         2,930          5,126
Investments in unconsolidated affiliates ................................         7,766          9,496
Other assets, net .......................................................           885          3,260
                                                                              ---------      ---------
   Total assets .........................................................     $ 230,373      $  99,611
                                                                              ---------      ---------

               LIABILITIES & SHAREHOLDERS' EQUITY Current liabilities:

    Accounts payable ....................................................     $  11,303      $   5,359
    Accrued expenses ....................................................         3,701          4,173
    Advanced billings ...................................................         8,767          4,350
    Capital lease obligations - current .................................           383            713
    Other current liabilities ...........................................           293            162
                                                                              ---------      ---------
      Total current liabilities .........................................        24,447         14,757

Convertible subordinated debenture ......................................            --          7,800
Capital lease obligations, net of current portion .......................            96            141
Other liabilities .......................................................         1,405          1,097
                                                                              ---------      ---------
     Total liabilities ..................................................        25,948         23,795
                                                                              ---------      ---------

Mandatorily redeemable, convertible preferred stock, 1,030,000
   shares issued and outstanding at September 30, 1999 ..................             0         14,193

SHAREHOLDERS' EQUITY:

Preferred stock, $.0001 par value, 5,882,353 shares authorized ..........            --             --
Common stock, no par value, 50,000,000 shared authorized,
   16,287,022 shares issued and outstanding at March 31, 2000; 13,353,807 shares issued and outstanding at September 30,
   1999 .................................................................       306,160        152,426
Accumulated deficit .....................................................       (94,243)       (83,256)
Notes receivable from warrant issuances and stock sales .................        (7,492)        (7,547)
                                                                              ---------      ---------
Total shareholders' equity ..............................................       204,425         61,623
                                                                              ---------      ---------
Total shareholders' equity and mandatorily redeemable,
    convertible preferred stock .........................................       204,425         75,816
                                                                              ---------      ---------
      Total liabilities, shareholders' equity and mandatorily
       redeemable, convertible preferred stock ..........................     $ 230,373      $  99,611
                                                                              =========      =========






         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED MARCH 31,
                                                                                ---------------------------
                                                                                    2000           1999
                                                                                ---------------------------

OPERATING ACTIVITIES:

Net loss ...................................................................     ($ 10,865)     ($ 10,856)
                                                                                 ---------      ---------
Adjustments to reconcile net loss to net cash used for operating activities:

   Depreciation and amortization ...........................................         7,819          5,662
   Provision for doubtful accounts .........................................           240            120

   Provision for inventory valuation .......................................           520             --
   Detachable warrant accretion and debt issuance cost amortization ........           843            633
   Equity in net loss of unconsolidated affiliates .........................         5,813          1,671

   Deferred gain on sales to an unconsolidated affiliate ...................           439          1,259
   Compensatory stock issuances ............................................           255            211
   Change in assets and liabilities:
            Accounts receivable - trade ....................................        (6,477)        (4,145)
            Accounts receivable - related parties ..........................           641         (2,247)

            Inventories ....................................................         8,216)          (239)
            Other current assets ...........................................         4,322)           (86)
            Other assets ...................................................          (151)           316

            Accounts payable ...............................................         5,943         (2,891)
            Accrued expenses ...............................................          (494)         1,260
            Advanced billings ..............................................         4,417          3,502
            Other liabilities ..............................................            --            (53)
                                                                                 ---------      ---------
Total adjustments ..........................................................         7,270          4,973
                                                                                 ---------      ---------
    Net cash used for operating activities .................................        (3,595)        (5,883)
                                                                                 ---------      ---------

INVESTING ACTIVITIES:

Purchase of property, plant, and equipment .................................        (9,932)       (10,449)
Investments in unconsolidated affiliates ...................................        (4,083)        (5,771)
Payments of restricted cash ................................................            --             62
                                                                                 ---------      ---------
    Net cash used for investing activities .................................       (14,015)       (16,158)
                                                                                 ---------      ---------



FINANCING ACTIVITIES:

Proceeds from public stock offering, net of $8,250 issue costs .............       127,750             --
Proceeds from preferred stock offering, net of $500 issue costs ............            --         21,200
Payments under notes payable - related party, net ..........................            --         (7,000)
Proceeds under bank loans ..................................................            --          5,050
Payments on capital lease obligations ......................................          (373)          (225)
Proceeds from exercise of stock options ....................................         1,271            200
Dividends paid on preferred stock ..........................................          (133)            --
Proceeds from exercise of stock purchase warrants ..........................         4,078             --
Proceeds from shareholders' notes receivable ...............................            55             --
                                                                                 ---------      ---------
    Net cash provided by financing activities ..............................       132,648         19,225
                                                                                 =========      =========

Net decrease in cash and cash equivalents ..................................       115,038         (2,816)
Cash and cash equivalents, beginning .......................................         7,165          4,456
                                                                                 =========      =========
Cash and cash equivalents, ending ..........................................       122,203          1,640
                                                                                 =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest ..............................     $     220      $     865
                                                                                 =========      =========






              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               EMCORE CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1999
              AND THE SIX MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             SHAREHOLDERS'     TOTAL
                                                          COMMON STOCK        ACCUMULATED       NOTES      SHAREHOLDERS'
                                                      SHARES       AMOUNT       DEFICIT        RECEIVABLE     EQUITY
                                                  -----------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1997 ................         6,000     $  45,817     ($ 23,777)      $   (209)     $  21,831

Issuance of common stock purchase
warrants .....................................            --         1,310            --             --          1,310
Issuance of common stock on exercise of
   warrants in exchange for notes
   receivable ................................         1,828         7,458            --         (7,458)            --
Issuance of common stock and common stock
   purchase options and warrants in connection
   with the acquisition of MODE ..............         1,462        32,329            --             --         32,329
Stock option exercise ........................            36            83            --             --             83
Stock purchase warrant exercise ..............             6            23            --             --             23
Issuance of common stock on exercise of
warrants in exchange for subordinated notes ..            18            72            --             --             72

Compensatory stock issuance ..................            26           351            --             --            351
Net loss .....................................            --            --       (36,419)            --        (36,419)
                                                   ---------     ---------     ---------      ---------      ---------
BALANCE AT SEPTEMBER 30, 1998 ................         9,376     $  87,443     ($ 60,196)     ($  7,667)     $  19,580
                                                   =========     =========     =========      =========      =========

Issuance of common stock from public
offering, net of issuance costs of $5,000 ....         3,000        52,000            --             --         52,000
Stock purchase warrant exercise ..............           322         2,450            --             --          2,450
Issuance of common stock purchase warrants ...            --         2,596            --             --          2,596
Redemption of shareholders' notes receivable .            --            --            --            120            120
Conversion of mandatorily redeemable
   convertible preferred stock into common
   stock .....................................           520         7,125            --             --          7,125
Compensatory stock issuance ..................            26           436            --             --            436
Stock option exercise ........................           110           376            --             --            376
Preferred stock dividends ....................            --            --          (319)            --           (319)
Periodic accretion of redeemable preferred
   stock to mandatory redemption value .......            --            --           (52)            --            (52)
Net loss .....................................            --            --       (22,689)            --        (22,689)
                                                   ---------     ---------     ---------      ---------      ---------
BALANCE AT SEPTEMBER 30, 1999 ................        13,354     $ 152,426     ($ 83,256)     ($  7,547)     $  61,623
                                                   =========     =========     =========      =========      =========

Issuance of common stock from public
offering, net of issuance costs of $8,250 ....         1,000       127,750            --             --        127,750
Stock purchase warrant exercise ..............           413         4,078            --             --          4,078
Redemption of shareholders' notes
   receivable ................................            --            --            --             55             55
Conversion of mandatorily redeemable
   convertible preferred stock into common
   stock .....................................         1,030        14,167            --             --         14,167
Conversion of convertible subordinated
   debenture, net of issuance costs of
   $2,275 ....................................           341         5,525            --             --          5,525
Compensatory stock issuances .................             7           255            --             --            255
Issuance of common stock purchase warrants ...            --           689            --             --            689
Stock option exercise ........................           142         1,271            --             --          1,271
Preferred stock dividends ....................            --            --           (82)            --            (82)
Periodic accretion of redeemable preferred
   stock to mandatory redemption
   value .....................................            --            --           (40)            --            (40)
Net loss .....................................            --            --       (10,865)            --        (10,865)
                                                   ---------     ---------     ---------      ---------      ---------
BALANCE AT MARCH 31, 2000 ....................        16,287     $ 306,160     ($ 94,243)     ($  7,492)     $ 204,425
                                                   =========     =========     =========      =========      =========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL INFORMATION AND DESCRIPTION OF BUSINESS

      The accompanying unaudited condensed consolidated financial statements of EMCORE Corporation ("EMCORE" or the "Company") reflect all adjustments considered necessary by management to present fairly the Company's consolidated financial position as of March 31, 2000, the consolidated results of operations for the three- and six-month periods ended March 31, 2000 and 1999, and the consolidated cash flows for the six-month periods ended March 31, 2000 and 1999. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature unless otherwise noted. Prior period balances have been reclassified to conform with the current period financial statement presentation. The results of operations for the three- and six-month periods ended March 31, 2000 are not necessarily indicative of the results for the fiscal year ending September 30, 2000 or any future interim period.

      EMCORE has two reportable operating segments: the systems-related business unit and the materials-related business unit. The systems-related business unit designs, develops and manufactures tools and manufacturing processes used to fabricate compound semiconductor wafer and devices. Revenues for the systems-related business unit consist of sales of EMCORE's TurboDisc(R) production systems as well as spare parts and services related to these systems. Our systems-related business unit assists our customers with device design, process development and optimal configuration of TurboDisc production systems. The materials-related business unit designs, develops and manufactures compound semiconductor materials. Revenues for the materials-related business unit include sales of semiconductor wafers, devices and process development technology. EMCORE's vertically-integrated product offering allows it to provide a complete compound semiconductor solution to its customers. The segments reported are the segments of the Company for which separate financial information is available and for which gross profit amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company does not allocate assets or operating expenses to the individual operating segments. There are no intercompany sales transactions between the two operating segments. Available segment information has been presented in the Statements of Operations.

NOTE 2.  SHAREHOLDERS' EQUITY

SHELF REGISTRATION

      On January 19, 2000, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the Securities and Exchange Commission to offer from time to time up to 2.0 million shares of common stock. The Shelf Registration Statement became effective on February 4, 2000.

PUBLIC OFFERING

      On March 1, 2000, the Company completed the issuance of 1.0 million common stock shares under the Shelf Registration Statement that resulted in proceeds of $127.8 million, net of issuance costs of $8.2 million. A portion of the proceeds was used to repay all outstanding bank indebtedness.

PREFERRED STOCK CONVERSION

      On November 30, 1998, the Company sold an aggregate of 1,550,000 shares of Series I Redeemable Convertible Preferred Stock (the "Series I Preferred Stock") for aggregate consideration of $21.7 million before deducting costs and expenses, which amounted to approximately $500,000. The Series I Preferred Stock was recorded net of issuance costs. The excess of the preference amount over the carrying value was being accreted by periodic charges to accumulated deficit. The Series I Preferred Stock carried a dividend of 2% per annum that was charged to accumulated deficit. In June 1999, 520,000 shares of the Series I Preferred Stock were converted to common stock. During the six-month period ended March 31, 2000, the remaining 1,030,000 shares of the Series I Preferred Stock were converted to common stock.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  JOINT VENTURES

     In May 1999, General Electric Lighting and the Company formed GELcore, a joint venture to develop and market High Brightness Light-Emitting Diode ("HB LED") lighting products. General Electric Lighting and the Company have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. Under the terms of the joint venture agreement, the Company has a 49% non-controlling interest in the GELcore venture and accounts for its investment under the equity method of accounting. For the six-month period ended March 31, 2000, the Company recognized a loss of $2.5 million related to this joint venture which has been recorded as a component of other income and expense. As of March 31, 2000, the Company's net investment in this joint venture amounted to $2.8 million.

     In May 1999, in connection with the GELcore venture, General Electric funded the Company's initial capital contribution of $7.8 million in GELcore. The funding was in the form of a subordinated debenture (the "Debenture") with an interest rate of 4.75%. The Debenture was to mature in 2006 and was convertible into common stock of the Company at the conversion price of $22.875 or 340,984 shares. In addition, General Electric also received 282,010 warrants to purchase common stock at $22.875 per share. These warrants are exercisable at any time and expire in 2006. These warrants were valued using Black Scholes model, resulting in a valuation of $2.6 million, which was included in other assets as a deferred financing cost. The asset was being amortized over the life of the Debenture. In March 2000, General Electric converted the subordinated debenture into 340,984 shares of common stock. In conjunction with recording the conversion, the unamortized warrant value of approximately $2.3 million was charged against common stock as an equity issuance cost. On a fully diluted basis, General Electric would own approximately 4% of the common stock of the Company.

     In March 1997, the Company and a subsidiary of Uniroyal Technology Corporation formed Uniroyal Optoelectronics LLC, a joint venture, to manufacture, sell and distribute HB LED wafers and package-ready devices. Under the terms of the joint venture agreement, the Company has a 49% non-controlling interest in this joint venture and accounts for its investment under the equity method of accounting. In March 2000, the Company invested an additional $4.1 million in this venture. For the six months ended March 31, 2000, the Company recognized a loss of $3.3 million related to this joint venture, which has been recorded as a component of other income and expense. As of March 31, 2000, the Company's net investment in this joint venture amounted to $4.4 million.

NOTE 4.  INVENTORIES

     The components of inventories, net of reserves, consisted of the following:

                                                            AS OF                     AS OF
                (AMOUNTS IN THOUSANDS)                  MARCH 31, 2000         SEPTEMBER 30, 1999
                                                        --------------         ------------------
       Raw materials.............................            $11,919                   $9,146
       Work-in-process..........................               7,864                    3,620
       Finished goods............................              1,848                    1,224
                                                            --------                ---------
                         Total ..................            $21,631                  $13,990
                                                            ========                =========


EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  EARNINGS PER SHARE

     The Company accounts for earnings per share under the provision of Statement of Financial Accounting Standards No. 128 "Earnings per share". Basic earnings per common share were calculated by dividing net loss by the weighted average number of common stock shares outstanding during the period. The effect of outstanding common stock purchase options and warrants have been excluded from the earnings per share calculation since the effects of such securities are anti-dilutive. The following table reconciles the number of shares utilized in the earnings per share calculations for the three- and six-month periods ending March 31, 2000 and 1999, respectively.

                                                        THREE MONTHS                SIX MONTHS
                          .                            ENDED MARCH 31,            ENDED MARCH 31,
                                                    --------------------         ------------------
                                                    2000            1999         2000          1999
                                                    ----            ----         ----          ----

Net loss ....................................     ($ 4,207)     ($ 3,977)     ($10,865)     ($10,856)

         Preferred stock dividends ..........          (15)         (108)          (82)         (145)

         Periodic accretion of redeemable
         preferred stock to mandatory
         redemption value ...................           (5)          (18)          (40)          (24)
                                                  --------      --------      --------      --------

Net loss attributable to common
shareholders ................................     ($ 4,227)     ($ 4,103)     ($10,987)     ($11,025)
                                                  ========      ========      ========      ========

Net loss per basic and diluted share ........     ($  0.28)     ($  0.44)     ($  0.77)     ($  1.17)
                                                  ========      ========      ========      ========

Weighted average of outstanding common shares
- basic .....................................       14,895         9,427        14,314         9,409

Effect of dilutive securities:
         Stock option and warrants ..........           --            --            --            --

Weighted average of outstanding common shares
- diluted ...................................       14,895         9,427        14,314         9,409
                                                  ========      ========      ========      ========


NOTE 6.  RELATED PARTIES

     In 1999, the Company's Chairman personally guaranteed the Company's bank facility and extended a line of credit to the Company. In recognition of these services, the Company's Board of Directors granted a warrant for 300,000 shares of common stock to the Chairman. The warrant was immediately exercisable at $12.94 per share. The warrant was issued during the current period, and as it related to past services, the fair value was charged as an expense in the Statement of Operations. The Company assigned a fair value of approximately $700,000 to the warrants, which was based upon the Company's application of the Black-Scholes option-pricing model. The consequent expense was charged to "Imputed warrant interest, non-cash".

     The President of Hakuto Co. Ltd. ("Hakuto"), the Company's Asian distributor, is a member of the Company's Board of Directors and Hakuto is a minority shareholder of the Company. During the six months ended March 31, 2000 and 1999, sales made through Hakuto amounted to approximately $6.5 million and $5.1 million, respectively.

EMCORE CORPORATION

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE
           EMCORE'S ACTUAL RESULTS TO DIFFER FROM THOSE PROJECTED IN
                          FORWARD-LOOKING STATEMENTS:

        In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, you are advised that this report contains both statements of historical facts and forward-looking statements.

        This report includes forward-looking statements that reflect current expectations or beliefs of EMCORE concerning future results and events. The words "expects," "intends," "believes," "anticipates," "likely," "will", and similar expressions often identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to: cancellations, rescheduling or delays in product shipments; manufacturing capacity constraints; lengthy sales and qualification cycles; difficulties in the production process; changes in semiconductor industry growth, increased competition, delays in developing and commercializing new products, and other factors described in EMCORE's filings with the Securities and Exchange Commission. The forward-looking statements contained in this report are made as of the date hereof and EMCORE does not assume any obligation to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

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

EMCORE CORPORATION

        Customers can take advantage of EMCORE's vertically integrated approach by purchasing custom-designed wafers and devices from EMCORE or they can manufacture their own devices in-house using a TurboDisc production system configured to their specific needs. Our customers include Agilent Technologies Ltd., AMP, Inc., General Motors Corp., Hewlett Packard Co., Hughes-Spectrolab, JDS Uniphase Corporation, Loral Space & Communications, Lucent Technologies, Inc., Motorola, Inc., Siemens AG's Osram, Sumitomo Electric Industries, Ltd. and 12 of the largest electronics manufacturers in Japan.

        In order to facilitate the development and manufacture of new products in targeted growth areas, EMCORE has established a number of strategic relationships through joint ventures, long-term supply agreements and an acquisition. The most significant strategic relationships are summarized below:

         o In May 2000, EMCORE signed an agreement with Motorola, Inc. to meet their requirements for epitaxial tools, wireless electronic materials and technology. This relationship includes supplying Motorola with epitaxial process technology and multiple MOCVD production tools, as well as purchase orders for electronic device epitaxial wafers. Motorola also announced that EMCORE was awarded their Standard Supplier Designation, making EMCORE the only qualified supplier of MOCVD tools for Motorola's compound semiconductor factories. EMCORE will also transfer full pHEMT epi technology from its E2M foundry division to Motorola in order to ensure full compatibility between the wafers supplied by E2M and Motorola's internal production on the EMCORE tools.

         o In January 2000, EMCORE signed a Memorandum of Understanding with JDS Uniphase Corporation ("JDS Uniphase"). Under the Memorandum of Understanding, EMCORE and JDS Uniphase will, upon execution of a final agreement, jointly develop, manufacture and market a family of fiberoptic array transceivers based on EMCORE's laser technology that facilitate light to logic (electronic signal in/modulated light signal out) for fiberoptic communications solutions used in switches, routers and computer backplanes. EMCORE will manufacture VCSEL arrays and design gigabit speed control circuits, photodetectors, optical links and other components. JDS Uniphase will provide technical support for the optical packaging for the products and handle all marketing and worldwide sales and distribution. EMCORE intends that the initial product jointly developed and commercialized in this alliance with JDS Uniphase will be an array transceiver with twelve channels each operating at 1.25 Gigabits/second, yielding a compact, high speed data link. These products are designed to make possible short distance links between dense wavelength division multiplexing systems (DWDM), high-speed routers and SONET (long-haul telecommunications) equipment. EMCORE expects to begin shipping samples of an array transceiver by the third calendar quarter;

         o In January 2000, EMCORE entered into a three-year supply agreement with Agilent Technologies, Inc. ("Agilent"), a leading supplier of fiberoptic transceivers and integrated circuits for infrastructure products for the Internet. Under this agreement, EMCORE will manufacture Gigarray(R) VCSEL arrays for use in parallel optical transceivers. The initial purchase order under the agreement is contingent upon EMCORE's development of a component that meets Agilent's specifications. EMCORE expects to begin shipping sample products in June 2000, with full commercial shipments commencing by calendar year-end;

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

EMCORE CORPORATION

         o In November 1998, EMCORE signed a long-term supply agreement with Space Systems/Loral, a wholly owned subsidiary of Loral Space & Communications. Under this agreement, EMCORE supplies compound semiconductor high-efficiency gallium arsenide solar cells for Loral's satellites. EMCORE began shipping solar cells in December 1999 and has already completed initial purchase orders totaling over $6.1 million. In March 2000, EMCORE received more purchase orders from Space Systems/Loral totaling $13.1 million. EMCORE services this agreement through a newly completed facility in Albuquerque, New Mexico. This facility presently employs approximately 75 people, including sales and marketing, administrative and manufacturing personnel;

         o In March 1997, EMCORE and a wholly owned subsidiary of Uniroyal Technology Corporation formed Uniroyal Optoelectronics LLC, a joint venture, to manufacture, sell and distribute HB LED wafers and package-ready devices. This joint venture commenced operations in July 1998. EMCORE has invested over $10.0 million in Uniroyal Optoelectronics and has seconded various employees to the joint venture to assist in the development of products; and

         o In March 1997, EMCORE acquired MicroOptical Devices, Inc. ("MODE") in a stock transaction accounted for under the purchase method of accounting for a purchase price of $32.8 million. This acquisition allowed EMCORE to expand its technology base into the data communications and telecommunications markets. MODE, a development stage company, constituted a significant and strategic investment for EMCORE to acquire and gain access to MODE's in-process research and development of micro-optical technology. As part of this acquisition, EMCORE recorded goodwill of approximately $13.2 million, which is being charged against operations over a three-year period, and will, therefore impact financial results through December 2000. MODE's operations are located in Albuquerque, New Mexico and currently employ approximately 73 people including sales and marketing, administrative and manufacturing personnel.

        EMCORE has generated a significant portion of its sales to customers outside the United States. In fiscal 1997, 1998 and 1999, international sales constituted 42.0%, 39.1% and 52.5%, respectively, of revenues. For the six months ended March 31, 2000, international sales constituted 44.5% of revenues. In fiscal year 1999, the majority of EMCORE's international sales were made to customers in Asia. In the six-month period ending March 31, 2000, sales in Europe have already increased 88% over the entire 12-month period of fiscal year 1999. EMCORE's sales revenues from Europe have fluctuated because most sales of TurboDisc systems are to a limited number of customers, who do not purchase production systems regularly. EMCORE anticipates that international sales will continue to account for a significant portion of revenues. Historically, EMCORE has received all payments for products and services in U.S. dollars and therefore EMCORE does not anticipate that fluctuations in Europe's Euro-currency or any other currency, will have a material effect on its financial condition or results of operations.

         The following chart contains a breakdown of EMCORE's worldwide revenues and percentages by geographic region.

                                FOR THE FISCAL YEARS ENDED SEPTEMBER 30,                  SIX MONTHS ENDED
                             1997                  1998                   1999             MARCH 31, 2000
                 ------------------------ ------------------- ----------------------- -----------------------
                    REVENUE         %      REVENUE      %       REVENUE        %        REVENUE        %

               --------------- -------- ---------- -------- ------------ --------- ------------- ----------
REGION
North America         $27,690      58%    $26,648      61%      $27,698       48%       $22,439        56%
Asia                   14,584      31%     15,527      35%       28,211       48%        13,406        33%
Europe                  5,478      11%      1,585       4%        2,432        4%         4,581        11%
                      --------    ----    -------     ----      -------      ----       -------       ----
    TOTAL             $47,752     100%    $43,760     100%      $58,341      100%       $40,426       100%
                      =======     ====    =======     ====      =======      ====       =======       ====

EMCORE CORPORATION

        As of March 31, 2000, EMCORE had an order backlog of $84.0 million scheduled to be shipped through March 31, 2001. This represented an increase of $40.9 million or 94.9% since September 30, 1999. EMCORE includes in backlog only customer purchase orders that have been accepted by EMCORE and for which shipment dates have been assigned within the 12 months to follow and research contracts that are in process or awarded. Wafer and device agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months. EMCORE receives partial advance payments or irrevocable letters of credit on most production system orders.

        EMCORE has two reportable operating segments: the systems-related business unit and the materials-related business unit. The systems-related business unit designs, develops and manufactures tools and manufacturing processes used to fabricate compound semiconductor wafer and devices. Revenues for the systems-related business unit consist of sales of EMCORE's TurboDisc production systems as well as spare parts and services related to these systems. Our systems-related business unit assists our customers with device design, process development and optimal configuration of TurboDisc production systems. The materials-related business unit designs, develops and manufactures compound semiconductor materials. Revenues for the materials-related business unit include sales of semiconductor wafers, devices and process development technology. EMCORE's vertically-integrated product offering allows it to provide a complete compound semiconductor solution to its customers. The segments reported are the segments of EMCORE for which separate financial information is available and for which gross profit amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. EMCORE does not allocate assets or operating expenses to the individual operating segments. There are no intercompany sales transactions between the two operating segments.

RESULTS OF OPERATIONS:

COMPARISON OF THREE- AND SIX-MONTH PERIODS ENDED MARCH 31, 1999 AND 2000

        REVENUES. EMCORE's revenues increased $7.8 million or 48.9% from $16.1 million for the three-month period ended March 31, 1999 to $23.9 million for the three-month period ended March 31, 2000. For the six-month period ended March 31, 2000, revenues increased $14.2 million or 54.3% from $26.2 million in 1999 to $40.4 million in 2000. The increase was primarily attributable to increased revenues in the materials-related product lines. Revenues from materials-related sales were $2.7 million and $10.6 million, respectively, for the three-month periods ended March 31, 1999 and 2000, respectively, and $5.6 million and $15.1 million for the six-month periods ended March 31, 1999 and 2000, respectively. This revenue growth primarily relates to sales of solar cells to Space Systems/Loral and sales of pHEMT and HBT epitaxial wafers to wireless communication companies. Revenues from systems-related sales remained constant at $13.4 million for the three months ended March 31, 2000 while increasing $4.7 million or 22.8% from $20.6 million to $25.3 million for the six-month periods ended March 31, 1999 and 2000, respectively. As a percentage of revenues, systems- and materials-related revenues accounted for 83.1% and 16.9%, respectively, for the three-month period ended March 31, 1999 and 55.9% and 44.1%, respectively, for the three-month period ended March 31, 2000. EMCORE expects the product mix between systems and materials to continue to approach 50% as other new products are introduced and production of commercial volumes of these materials commences. International sales accounted for 45.5% of revenues for the three-month period ended March 31, 1999 and 44.5% of revenues for the three-month period ended March 31, 2000.

EMCORE CORPORATION

        COST OF REVENUES/GROSS PROFIT. Cost of sales includes direct material and labor costs, allocated manufacturing and service overhead and installation and warranty costs. EMCORE's gross profit increased $3.1 million or 44.7% from $6.8 million for the three-month period ended March 31, 1999 to $9.9 million for the three-month period ended March 31, 2000. For the six-month period ended March 31, 2000, gross profit increased $5.7 million or 51.8% from $11.0 million to $16.7 million. As a percentage of revenue, gross profit decreased slightly from 42.7% of revenue for the three-month period ended March 31, 1999 to 41.5% of revenue for the three-month period ended March 31, 2000. During the three-month period ended March 31, 1999, EMCORE sold a compound semiconductor production system for approximately $2.3 million to the Uniroyal joint venture in which it has a 49% minority interest. During the three-month period ended March 31, 2000, EMCORE sold two production systems to the joint venture for a total of approximately $2.7 million. The deferred gross profit from these sales will be recognized ratably over the assigned life of the production systems purchased by the joint venture.

        SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by $2.0 million or 63.4% from $3.2 million for the three-month period ended March 31, 1999 to $5.3 million for the three-month period ended March 31, 2000. For the six-month period ended March 31, 2000, selling, general and administrative expenses increased $3.6 million or 57.0% from $6.4 million in 1999 to $10.0 million in 2000. A significant portion of the increase was due to headcount increases in marketing and sales personnel to support domestic and foreign markets and other administrative headcount additions to sustain internal support. As a percentage of revenue, selling, general and administrative expenses increased slightly from 20.1% for the three-month period ended March 31, 1999 to 22.0% for the three-month period ended December 31, 2000.

        GOODWILL AMORTIZATION. Goodwill of $13.2 million was recorded in connection with our acquisition of MODE on March 5, 1997. EMCORE recognized approximately $1.1 million of goodwill amortization for the three-month periods ended March 31, 1999 and 2000. As of March 31, 2000, EMCORE had approximately $2.9 million of net goodwill remaining, which will be fully amortized by December 2000.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased $314,000 or 7.2% from $4.3 million in the three-month period ended March 31, 1999 to $4.7 million in the three-month period ended March 31, 2000. For the six-month period ended March 31, 2000, research and development expenses decreased $902,000 or 8.8% from $10.3 million in 1999 to $9.4 million in 2000. As a percentage of revenue, research and development expenses decreased from 27.1% for the three-month period ended March 31, 1999 to 19.5% for the three-month period ended March 31, 2000. The overall year-to-date decrease in research and development spending was primarily attributable to the elimination of certain projects as new products were introduced. To maintain growth and to continue to pursue market leadership in materials science technology, EMCORE expects to continue to invest a significant amount of its resources in research and development.

        OPERATING LOSS. EMCORE reported a 39.2% decrease in operating loss from $1.8 million for the three-month period ended March 31, 1999, to an operating loss of $1.1 million for the three-month period ended March 31, 2000. For the three-months ended March 31, 2000, EMCORE reported an operating profit before goodwill amortization of $3,000 compared to an operating loss before goodwill amortization of $704,000 in the three months ended March 31, 1999. For the six-month period ended March 31, 2000, operating loss decreased 37.6% from $7.9 million in 1999 to $4.9 million in 2000. The decrease in operating loss was principally due to a significant increase in revenues and gross profit which was also slightly offset by deferred gross profit on compound semiconductor production systems sold to a joint venture.

EMCORE CORPORATION

        OTHER INCOME/EXPENSE. For the three-month period ended March 31, 2000, net stated interest changed $1.1 million from net interest expense of $463,000 to net interest income of $615,000. In March 2000, EMCORE completed the issuance of an additional 1.0 million common stock shares through a public offering, which resulted in proceeds of $127.8 million, net of issuance costs. A portion of the proceeds was used to repay all outstanding bank loans, thereby reducing interest expense and generating interest income on the retained proceeds.

        In 1999, EMCORE's Chairman personally guaranteed EMCORE's bank facility and extended a line a credit to EMCORE. In recognition of these services, EMCORE's Board of Directors granted a warrant for 300,000 shares of common stock to the Chairman. The warrant was immediately exercisable at $12.94 per share. The warrant was issued during the current period, and as it related to past services, the fair value was charged as an expense in the statement of operations. EMCORE assigned a fair value of approximately $700,000 to the warrants, which was based upon EMCORE's application of the Black-Scholes option-pricing model. The consequent expense was charged to "Imputed warrant interest, non-cash"

        Because EMCORE does not have a controlling economic and voting interest in the General Electric Lighting, Uniroyal Technology and Union Miniere joint ventures, EMCORE accounts for these joint ventures under the equity method of accounting. For the three-month period ended March 31, 1999, EMCORE incurred a net loss of $497,000 related to the GELcore joint venture, a $757,000 net loss related to the Uniroyal joint venture and a $141,000 net loss related to the Union Miniere joint venture. For the three-month period ended March 31, 2000, EMCORE incurred a net loss of $1.1 million related to the GELcore joint venture, a $1.9 million net loss related to the Uniroyal joint venture and a $25,000 net loss related to the Union Miniere joint venture. For the six-month period ended March 31, 1999, EMCORE incurred a net loss of $497,000 related to the GELcore joint venture, a $1.0 million net loss related to the Uniroyal joint venture and a $141,000 net loss related to the Union Miniere joint venture. For the six-month period ended March 31, 2000, EMCORE incurred a net loss of $2.5 million related to the GELcore joint venture, a $3.3 million net loss related to the Uniroyal joint venture and a $52,000 net loss related to the Union Miniere joint venture.

        INCOME TAXES. As a result of its losses, EMCORE did not incur any income tax expense in any of the three- and six-month periods ended March 31, 1999 and 2000.

        NET LOSS. EMCORE reported a $230,000 increase in net loss from $4.0 million for the three-month period ended March 31, 1999, to a net loss of $4.2 million for the three-month period ended March 31, 2000. The increase in net loss was primarily attributable to the significant increase in the net loss from unconsolidated affiliates.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased by $120.6 million from $1.6 million at September 30, 1999 to $122.2 million at March 31, 2000. For the six-month period ended March 31, 2000, net cash used for operations amounted to $3.6 million, primarily due to EMCORE's net loss and increases in accounts receivable and inventory, partially offset by increases in accounts payable and non-cash charges related to both equity in net losses from unconsolidated affiliates and depreciation and amortization. Net cash used for investment activities amounted to $14.0 million, primarily due to the purchase and manufacture of new equipment for the facilitation of EMCORE's wafer and device product lines, and clean room modifications and enhancements. In fiscal year 2000, EMCORE plans to quadruple the production capacity for GaInP HBTs and pHEMTs to meet wireless and fiberoptic market demands. Net cash provided by financing activities for the six-month period ended March 31, 2000 amounted to approximately $132.6 million primarily from the issuance of 1.0 million common stock shares under EMCORE's Shelf Registration Statement which resulted in proceeds of $127.8 million, net of issuance costs.

EMCORE CORPORATION

        In March 1997, EMCORE entered into a $10.0 million loan agreement with First Union National Bank (the "Loan Agreement") that had an interest rate of prime plus 50 basis points. In December 1999, the Loan Agreement was extended through January 31, 2001. The Loan Agreement's financial covenants were modified under the third amendment, and management believes that EMCORE will be able to comply with such requirements throughout fiscal year 2000. The Company was in compliance with all covenants and no amounts were outstanding under this facility at March 31, 2000.

        EMCORE believes that its current liquidity, together with available credit, should be sufficient to meet its cash needs for working capital through fiscal year 2001. However, if the available credit facilities, cash generated from operations and cash on hand are not sufficient to satisfy EMCORE's liquidity requirements, EMCORE will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to EMCORE. If EMCORE is required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures will be severely limited. Such a limitation could have a material adverse effect on EMCORE's business, financial condition or operations.

        In 1992, EMCORE received a royalty bearing, non-exclusive license under a patent held by Rockwell International Corporation which relates to an aspect of the manufacturing process used by TurboDisc systems. In October 1996 EMCORE initiated discussions with Rockwell to receive additional licenses to permit EMCORE to use this technology to manufacture and sell compound semiconductor wafers and devices. In November 1996, EMCORE suspended these negotiations because of litigation surrounding the validity of the Rockwell patent. EMCORE also ceased making royalty payments to Rockwell under the license during the pendency of the litigation. In January 1999, the case was settled and a judgement was entered in favor of Rockwell. As a result, EMCORE may be required to pay royalties to Rockwell for certain of its past sales, of wafers and devices to customers who did not hold licenses directly from Rockwell. Management has reviewed and reassessed the royalty agreements and concluded that it has the appropriate amounts reserved at both March 31, 2000 and September 30, 1999. If EMCORE is required to pay Rockwell amounts in excess of its reserves, its business, financial condition and results of operations could be materially and adversely affected.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During the three- and six-month periods ended March 31, 2000 and 1999, EMCORE was not a party to any derivative contracts, heding or other material market risk transactions.

PART II. OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

               Not applicable

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

               Not applicable

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               Not applicable

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to a vote of shareholders at the Company's 2000 Annual Meeting of Shareholders held February 16, 2000:

a)       Election of directors

                                                       NUMBER OF SHARES
                                                    ----------------------
                                                    FOR           WITHHELD
                                                    ---           --------

                       Hugh H. Fenwick           11,712,580        337,168
                       Thomas G. Werthan         11,712,433        337,315
                       Shigeo Takayama           11,404,089        645,649

b) Ratify selection of Deloitte & Touche LLP as independent auditors of the Company for fiscal year ended September 30, 2000. Number of shares:
         For: 11,958,787 Against: 57,900 Abstain: 33,061

c)       Approval of EMCORE's 2000 Stock Option Plan
         Number of shares: For: 6,674,725  Against: 2,322,551  Abstain: 16,595

d)       Approval of EMCORE's Employee Stock Purchase Plan
         Number of shares: For: 8,909,676  Against: 91,025     Abstain: 13,170


 ITEM 5.  OTHER INFORMATION

               Not applicable

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  List of Exhibits:

                    27 - Financial Data Schedule

               (b) Reports on Form 8-K:

              The Company filed the following reports:
                  -   Form 8-K     filed February 16, 2000
                  -   Form 8-K/A   filed February 24, 2000
                  -   Form 8-K     filed February 25, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EMCORE CORPORATION

Date: May 15, 2000             By:  /s/ Reuben F. Richards, Jr.
                                   ---------------------------------------------
                                   Reuben F. Richards, Jr.
                                   President and Chief Executive Officer


Date: May 15, 2000             By:  /s/ Thomas G. Werthan
                                   ---------------------------------------------
                                   Thomas G. Werthan
                                   Vice President, Finance and Administration