Form 10-Q
period 2000-06-30
EMCORE CORP
filed 2000-08-14
CIK 808326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark one):
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                145 BELMONT DRIVE
                               SOMERSET, NJ 08873
               (Address of principal executive offices) (zip code)

                                 (732) 271-9090
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:[X] No:[ ]

         The number of shares of the registrant's Common Stock, no par value, outstanding as of August 1, 2000 was 16,929,390.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          -----------------------------------------------------------
                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                          -----------------------------------------------------------
                                                              2000            1999            2000            1999
                                                          -----------------------------------------------------------
Revenues:
   Systems-related..............................             $17,561         $12,912         $42,908         $33,551
   Materials-related............................              12,462           4,755          27,541          10,313
                                                          -----------------------------------------------------------
          Total revenues........................              30,023          17,667          70,449          43,864
Cost of revenues:
   Systems-related..............................               9,948           8,089          25,030          20,442
   Materials-related............................               7,589           1,764          16,274           4,630
                                                          -----------------------------------------------------------
          Total cost of revenues................              17,537           9,853          41,304          25,072
                                                          -----------------------------------------------------------

         Gross profit............................             12,486           7,814          29,145          18,792

Operating expenses:
   Selling, general and administrative..........               5,919           3,650          15,914          10,018
   Goodwill amortization........................               1,098           1,098           3,294           3,295
   Research and development.....................               5,984           4,959          15,354          15,231
                                                          -----------------------------------------------------------
Total operating expenses........................              13,001           9,707          34,562          28,544
                                                          -----------------------------------------------------------

         Operating loss..........................               (515)         (1,893)         (5,417)         (9,752)
Other (income) expense:
  Stated interest (income) expense, net.........              (1,951)            290          (2,644)            983
  Imputed warrant interest expense, non-cash....                   -             410             843           1,043
  Equity in net loss of unconsolidated affiliates..            2,896           1,311           8,709           2,982
                                                          -----------------------------------------------------------
Total other expense.............................                 945           2,011           6,908           5,008
                                                          -----------------------------------------------------------


            Loss before extraordinary item......              (1,460)         (3,904)        (12,325)        (14,760)
  Extraordinary item............................                   -           1,334               -           1,334
                                                          -----------------------------------------------------------

         Net loss................................            ($1,460)        ($5,238)       ($12,325)       ($16,094)
                                                          ===========================================================
PER SHARE DATA:

Loss per basic and diluted share before
extraordinary item (see note 4).................             ($0.09)         ($0.40)         ($0.83)         ($1.56)

Net loss per basic and diluted share (see note 4)            ($0.09)         ($0.53)         ($0.83)         ($1.70)
                                                          -----------------------------------------------------------

Weighted average basic and diluted shares outstanding
used in per share data calculations.............              16,529          10,175          15,082           9,665
                                                          -----------------------------------------------------------

         THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

                               EMCORE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           AT JUNE 30,        AT SEPTEMBER 30,
                                                                 ---------------------------------------------
                                                                              2000                  1999
                                                                 ---------------------------------------------
                                   ASSETS                                  (UNAUDITED)
Current assets:
     Cash and cash equivalents.......................                       $120,048                  $7,165
     Accounts receivable, net of allowance for doubtful
         accounts of $592 and $563 at June 30, 2000 and
         September 30, 1999, respectively............                         17,757                  11,423
     Accounts receivable, related parties............                          1,909                   2,480
     Inventories, net................................                         32,457                  13,990
     Other current assets............................                          3,225                     389
                                                                 --------------------------------------------
     Total current assets............................                        175,396                  35,447

Property, plant and equipment, net...................                         57,233                  46,282
Goodwill, net........................................                          1,832                   5,126
Investments in unconsolidated affiliates.............                         10,646                   9,496
Other assets, net....................................                            907                   3,260
                                                                 --------------------------------------------
     Total assets....................................                       $246,014                 $99,611
                                                                 ============================================

               LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................                        $12,833                  $5,359
     Accrued expenses................................                          5,099                   4,173
     Advanced billings...............................                         14,822                   4,350
     Capital lease obligations - current.............                            214                     713
     Other current liabilities.......................                            318                     162
                                                                 --------------------------------------------
     Total current liabilities.......................                         33,286                  14,757

Convertible subordinated debenture...................                              -                   7,800
Capital lease obligations, net of current portion....                             88                     141
Other liabilities....................................                          1,305                   1,097
                                                                 --------------------------------------------
     Total liabilities...............................                         34,679                  23,795
                                                                 --------------------------------------------

Mandatorily redeemable, convertible preferred stock, no shares                     -                  14,193
   issued and outstanding at June 30, 2000; 1,030,000 shares
   issued and outstanding at September 30, 1999......

Shareholders' Equity:
Preferred stock, $.0001 par value, 5,882,353 shares authorized                     -                       -
Common stock, no par value, 50,000,000 shared authorized,
   16,916,958 shares issued and outstanding at June 30, 2000;
   13,353,807 shares issued and outstanding at September 30,
   1999                                                                      313,460                 152,426
Accumulated deficit..................................                        (95,765)                (83,256)
Notes receivable from warrant issuances and stock sales                       (6,360)                 (7,547)
                                                                 --------------------------------------------

Total shareholders' equity...........................                        211,335                  61,623
                                                                 --------------------------------------------

Total shareholders' equity and mandatorily redeemable,
     convertible preferred stock.....................                        211,335                  75,816
                                                                 --------------------------------------------

     Total liabilities, shareholders' equity and mandatorily
     redeemable, convertible preferred stock.........                       $246,014                 $99,611
                                                                 ============================================

         THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS.

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED JUNE 30,
                                                                          ------------------------------
                                                                                2000           1999
                                                                          ------------------------------
OPERATING ACTIVITIES:
Net loss.........................................................               ($12,325)      ($16,094)
                                                                          ------------------------------
Adjustments to reconcile net loss to net cash used
for operating activities:
   Depreciation and amortization.................................                 11,574          8,501
   Provision for doubtful accounts...............................                    240            180
   Provision for inventory valuation.............................                    426              -
   Detachable warrant accretion and debt issuance
     cost amortization...........................................                    843          1,042
   Equity in net loss of unconsolidated affiliates...............                  8,346          2,982
   Deferred gain on sales to an unconsolidated affiliate.........                    364          1,259
   Compensatory stock issuances..................................                    392            320
   Extraordinary loss on early retirement of debt................                      -          1,334
   Change in assets and liabilities:
            Accounts receivable - trade..........................                 (6,596)        (3,692)
            Accounts receivable - related parties................                    571         (2,177)
            Inventories..........................................                (18,892)          (903)
            Other current assets.................................                 (2,814)           (84)
            Other assets.........................................                   (221)           281
            Accounts payable.....................................                  7,480         (5,144)
            Accrued expenses.....................................                    903            183
            Advanced billings....................................                 10,472            492
            Other liabilities....................................                      -            (53)
                                                                          ------------------------------
                       Total adjustments.........................                 13,088          4,521
                                                                          ------------------------------
    Net cash provided by (used for) operating activities.........                    763        (11,573)
                                                                          ------------------------------

INVESTING ACTIVITIES:
Purchase of property, plant, and equipment.......................                (19,088)       (13,198)
Investments in unconsolidated affiliates.........................                 (9,496)       (14,123)
Payments of restricted cash......................................                      -             62
                                                                          ------------------------------
    Net cash used for investing activities.......................                (28,584)       (27,259)
                                                                          ------------------------------

FINANCING ACTIVITIES:
Proceeds from public stock offering, net of $8,250 issue costs...                127,750              -
Proceeds from public stock offering, net of $5,000 issue costs...                      -         52,000
Proceeds from preferred stock offering, net of $500 issue costs..                      -         21,200
Proceeds from convertible subordinated debenture.................                      -          7,800
Payments under notes payable - related party, net................                      -         (7,000)
Payments under bank loans........................................                      -        (17,950)
Payments on demand note facility and subordinated debt...........                      -         (8,563)
Payments on capital lease obligations............................                   (611)          (410)
Proceeds from exercise of stock options..........................                  1,636            264
Dividends paid on mandatorily redeemable, convertible
   preferred stock...............................................                   (133)          (248)
Proceeds from exercise of stock purchase warrants................                 10,875          2,134
Proceeds from shareholders' notes receivable.....................                  1,187              -
                                                                          ------------------------------
    Net cash provided by financing activities....................                140,704         49,227
                                                                          ------------------------------

Net increase in cash and cash equivalents........................                112,883         10,395
Cash and cash equivalents, beginning of period...................                  7,165          4,456
                                                                          ------------------------------
Cash and cash equivalents, end of period.........................                120,048         14,851
                                                                          ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest....................                     $4           $705
                                                                          ==============================

THE  ACCOMPANYING  NOTES ARE AN INTEGRAL  PART OF THESE  CONDENSED  CONSOLIDATED
FINANCIAL STATEMENTS.

                               EMCORE CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1999
                     AND THE NINE MONTHS ENDED JUNE 30, 2000
                           (UNAUDITED) (IN THOUSANDS)


                                                                                       Shareholders'     Total
                                                       Common Stock        Accumulated      Notes     Shareholders'
                                                    Shares      Amount        Deficit     Receivable      Equity
                                                 ---------- ------------ ------------- ------------- ---------------

BALANCE AT SEPTEMBER 30, 1997                        6,000      $45,817     ($23,777)       ($209)       $21,831

Issuance of common stock purchase warrants               -        1,310             -            -         1,310
Issuance of common stock on exercise of
   warrants in exchange for notes receivable         1,828        7,458             -      (7,458)             -
Issuance of common stock and common stock
   purchase options and warrants in connection
   with the acquisition of MODE...........           1,462       32,329             -            -        32,329
Stock option exercise.....................              36           83             -            -            83
Stock purchase warrant exercise...........               6           23             -            -            23
Issuance of common stock on exercise of
   warrants in exchange for subordinated notes          18           72             -            -            72
Compensatory stock issuance...............              26          351             -            -           351
Net loss..................................               -            -      (36,419)            -       (36,419)
                                                 ---------- ------------ ------------- ------------ -------------

BALANCE AT SEPTEMBER 30, 1998                        9,376      $87,443     ($60,196)     ($7,667)       $19,580
                                                     =====      =======     =========     ========       =======

Issuance of common stock from public offering,
   net of issuance costs of $5,000........           3,000       52,000             -            -        52,000
Stock purchase warrant exercise...........             322        2,450             -            -         2,450
Issuance of common stock purchase warrants               -        2,596             -            -         2,596
Redemption of shareholders' notes receivable             -            -             -         120            120
Conversion of mandatorily redeemable
   convertible preferred stock into common             520        7,125             -            -         7,125
   stock..................................
Compensatory stock issuance...............              26          436             -            -           436
Stock option exercise.....................             110          376             -            -           376
Preferred stock dividends.................               -            -         (319)            -          (319)
Periodic accretion of redeemable preferred
   stock to mandatory redemption value....               -            -          (52)            -           (52)
Net loss...................................              -            -      (22,689)            -       (22,689)
                                                 ---------- ------------ ------------- ------------ -------------

BALANCE AT SEPTEMBER 30, 1999                       13,354     $152,426     ($83,256)     ($7,547)       $61,623
                                                    ======     ========     =========     ========       =======

Issuance of common stock from public offering,
   net of issuance costs of $8,250........           1,000      127,750             -            -       127,750
Stock purchase warrant exercise...........             977       10,875             -            -        10,875
Redemption of shareholders' notes receivable             -            -             -        1,187         1,187
Conversion of mandatorily redeemable
   convertible preferred stock into common           1,030       14,167             -            -        14,167
   stock..................................
Conversion of convertible subordinated
   debenture, net of issuance costs of $2,275          341        5,525             -            -         5,525
Compensatory stock issuances..............               9          392             -            -           392
Issuance of common stock purchase warrants               -          689             -            -           689
Stock option exercise.....................             206        1,636             -            -         1,636
Preferred stock dividends.................               -            -          (82)            -           (82)
Periodic accretion of redeemable preferred
   stock to mandatory redemption value....               -            -          (41)            -           (41)
Unrealized loss on investments............               -            -          (61)            -           (61)
Net loss..................................               -            -      (12,325)            -       (12,325)
                                                 ---------- ------------ ------------- ------------ -------------

BALANCE AT JUNE 30, 2000                            16,917     $313,460     ($95,765)     ($6,360)      $211,335
                                                    ======     ========     =========     ========      ========


THE  ACCOMPANYING  NOTES ARE AN INTEGRAL  PART OF THESE  CONDENSED  CONSOLIDATED
FINANCIAL STATEMENTS.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL INFORMATION AND DESCRIPTION OF BUSINESS

          The accompanying unaudited condensed consolidated financial statements of EMCORE Corporation ("EMCORE" or the "Company") reflect all adjustments considered necessary by management to present fairly the Company's consolidated financial position as of June 30, 2000, the consolidated results of operations for the three- and nine-month periods ended June 30, 2000 and 1999, and the consolidated cash flows for the nine-month periods ended June 30, 2000 and 1999. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature unless otherwise noted. Prior period balances have been reclassified to conform with the current period financial statement presentation. The results of operations for the three- and nine-month periods ended June 30, 2000 are not necessarily indicative of the results for the fiscal year ending September 30, 2000 or any future interim period.

          EMCORE has two  reportable  operating  segments:  the  systems-related business unit and the materials-related business unit. The systems-related business unit designs, develops and manufactures tools and manufacturing processes used to fabricate compound semiconductor wafer and devices. This business unit assists our customers with device design, process development and optimal configuration of TurboDisc production systems. Revenues for the systems-related business unit consist of sales of EMCORE's TurboDisc(R) production systems as well as spare parts and services related to these systems. The materials-related business unit designs, develops and manufactures compound semiconductor materials. Revenues for the materials-related business unit include sales of semiconductor wafers, devices and process development technology. EMCORE's vertically-integrated product offering allows it to provide a complete compound semiconductor solution to its customers. The segments reported are the segments of the Company for which separate financial information is available and for which gross profit amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company does not allocate assets or operating expenses to the individual operating segments. There are no intercompany sales transactions between the two operating segments. Available segment information has been presented in the Statements of Operations.


NOTE 2.  JOINT VENTURES

          In May 1999, General Electric Lighting and the Company formed GELcore, a joint venture to develop and market High Brightness Light-Emitting Diode ("HB LED") lighting products. General Electric Lighting and the Company have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. Under the terms of the joint venture agreement, the Company has a 49% non-controlling interest in the GELcore venture and accounts for its investment under the equity method of accounting. In June 2000, the Company invested an additional $3.9 million in this venture. For the nine-month period ended June 30, 2000, the Company recognized a loss of $3.7 million related to this joint venture which has been recorded as a component of other income and expense. As of June 30, 2000, the Company's net investment in this joint venture amounted to $5.6 million.

          In March 1997, the Company and a subsidiary of Uniroyal Technology Corporation formed Uniroyal Optoelectronics LLC, a joint venture, to manufacture, sell and distribute HB LED wafers and package-ready devices. Under the terms of the joint venture agreement, the Company has a 49% non-controlling interest in this joint venture and accounts for its investment under the equity method of accounting. During the three months ended June 30, 2000, the Company invested an additional $2.4 million in this venture. For the nine months ended June 30, 2000, the Company recognized a loss of $5.0 million related to this joint venture, which has been recorded as a component of other income and expense. As of June 30, 2000, the Company's net investment in this joint venture amounted to $5.1 million.


NOTE 3.  INVENTORIES

          The components of inventories, net of reserves, consisted of the following:

                                               As of              As of
         (Amounts in thousands)             June 30, 2000   September 30, 1999
                                            -------------   ------------------

Raw materials.......................             $15,122            $9,146
Work-in-process.....................              14,659             3,620
Finished goods......................               2,676             1,224
                                             -----------       -----------

                         Total                   $32,457           $13,990
                                                 =======           =======


NOTE 4.  EARNINGS PER SHARE

          The Company accounts for earnings per share under the provision of Statement of Financial Accounting Standards No. 128 "Earnings per share". Basic earnings per common share were calculated by dividing net loss by the weighted average number of common stock shares outstanding during the period. The effect of outstanding common stock purchase options and warrants have been excluded from the earnings per share calculation since the effects of such securities are anti-dilutive. The following table reconciles the number of shares utilized in the earnings per share calculations for the three- and nine-month periods ending June 30, 2000 and 1999, respectively.


                                                                 Three Months                 Nine Months
                                                                 Ended June 30,              Ended June 30,
                                                             ---------------------         ------------------
                                                             2000             1999         2000          1999
                                                             ----             ----         ----          ----
     Loss before extraordinary item...........             ($1,460)         ($3,904)     ($12,325)     ($14,760)
          Extraordinary item, loss on early
          retirement of debt..................                    -          (1,334)             -       (1,334)
                                                                  -          -------             -       -------
     Net loss.................................              (1,460)          (5,238)      (12,325)      (16,094)

              Preferred stock dividends.......                    -            (102)          (82)         (248)
              Periodic accretion of redeemable
              preferred stock to mandatory
              redemption value................                    -             (17)          (41)          (41)
                                                                  -             ----          ----          ----

     Net loss attributable to common
     shareholders.............................              (1,460)          (5,357)      (12,448)      (16,383)
                                                            =======          =======      ========      ========


     Loss per basic and diluted share before
     extraordinary item.......................              ($0.09)          ($0.40)       ($0.83)       ($1.56)
                                                            =======          =======       =======       =======

     Net loss per basic and diluted share.....              ($0.09)          ($0.53)       ($0.83)       ($1.70)
                                                            =======          =======       =======       =======


     Weighted average of outstanding common shares
     - basic..................................              16,529           10,175        15,082         9,665

     Effect of dilutive securities:

              Stock option and warrants.......                   -                -             -             -
                                                                 -                -             -             -
     Weighted average of outstanding common shares
     - diluted................................              16,529           10,175        15,082         9,665
                                                            ======           ======        ======         =====


NOTE 5.  RELATED PARTIES

          The President of Hakuto Co. Ltd. ("Hakuto"), the Company's Asian distributor, is a member of the Company's Board of Directors and Hakuto is a minority shareholder of the Company. During the nine months ended June 30, 2000 and 1999, sales made through Hakuto amounted to approximately $6.7 million and $7.3 million, respectively.

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


OVERVIEW:

          EMCORE designs, develops and manufactures compound semiconductor materials and is a leading developer and manufacturer of the tools and manufacturing processes used to fabricate compound semiconductor wafers and devices. EMCORE's products are used for a wide variety of applications in the communications (data, satellite, telecommunications and wireless), consumer and automotive electronics, computers and peripherals and lighting markets. EMCORE provides its customers with a broad range of compound semiconductor products and services intended to meet their diverse technology requirements.

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

          Customers can take advantage of EMCORE's vertically integrated approach by purchasing custom-designed wafers and devices from EMCORE or they can manufacture their own devices in-house using a TurboDisc production system configured to their specific needs. Our customers include Agilent Technologies, Inc. ("Agilent"), AMP, Inc., General Motors Corp., Hewlett Packard Co., Hughes-Spectrolab, JDS Uniphase Corp. ("JDS Uniphase"), Loral Space & Communications, Lucent Technologies, Inc., Motorola, Inc., Siemens AG's Osram and 12 of the largest electronics manufacturers in Japan.

          In order to facilitate the development and manufacture of new products in targeted growth areas, EMCORE has established a number of strategic relationships through joint ventures, long-term supply agreements and an acquisition. The most significant strategic relationships are summarized below:

     o In June 2000, EMCORE and JDS Uniphase executed a Joint Development Manufacturing and Marketing Agreement (the "Agreement"). Under the Agreement, EMCORE and JDS Uniphase will jointly develop, manufacture and market a family of fiberoptic array transceivers based on EMCORE's laser technology that facilitates light to logic (electronic signal in/modulated light signal out) for fiberoptic communications solutions used in switches, routers and computer backplanes for OC-192, OC-768 and other proprietary network designs. EMCORE will manufacture VCSEL arrays and design gigabit speed control circuits, photodetectors, optical links and other components. JDS Uniphase will handle all marketing, worldwide sales, application support, customer service and distribution functions and will assist EMCORE with technical support for the optical packaging and testing for the products. The initial product developed and commercialized in this alliance with JDS Uniphase will be an array transceiver with twelve channels each operating at 1.25 Gigabits/second, yielding a compact, high speed data link. These products are designed to make possible short distance links between dense wavelength division multiplexing systems (DWDM), high-speed routers and SONET (long-haul telecommunications) equipment. EMCORE expects to begin shipping samples of an array transceiver by the fourth calendar quarter of 2000;

     o In May 2000, EMCORE signed an agreement with Motorola to meet their requirements for epitaxial tools, wireless electronic materials and technology. This relationship includes supplying Motorola with epitaxial process technology and multiple MOCVD production tools, as well as purchase orders for electronic device epitaxial wafers. Motorola also announced that EMCORE was awarded their Standard Supplier Designation, making EMCORE the only qualified supplier of MOCVD tools for Motorola's compound semiconductor factories;

     o In January 2000, EMCORE entered into a three-year supply agreement with Agilent, a leading supplier of fiberoptic transceivers and integrated circuits for infrastructure products for the Internet. Under this agreement, EMCORE will manufacture Gigarray(R) VCSEL arrays for use in parallel optical transceivers. The initial purchase order under the agreement is contingent upon EMCORE's development of a component that meets Agilent's specifications. EMCORE began shipping sample products in the quarter ended June 30, 2000, with full commercial shipments commencing by calendar year-end;

     o In May 1999, EMCORE and General Electric Lighting formed GELcore, a joint venture to develop and market HB LED lighting products. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. GELcore seeks to combine EMCORE's materials science expertise, process technology and compound semiconductor production systems with General Electric Lighting's brand name recognition and extensive marketing and distribution capabilities. GELcore's long-term goal is to develop products to replace traditional lighting. EMCORE has invested $11.7 million in GELcore and has seconded various employees to the joint venture to assist in the development of products;

     o In November 1998, EMCORE signed a long-term supply agreement with Space Systems/Loral, a wholly owned subsidiary of Loral Space & Communications. Under this agreement, EMCORE supplies compound semiconductor high-efficiency gallium arsenide solar cells for Loral's satellites. EMCORE began shipping solar cells in December 1999 and has already completed initial purchase orders totaling over $11.9 million. EMCORE services this agreement through our facility in Albuquerque, New Mexico, which presently employs 102 people, including sales and marketing, administrative and manufacturing personnel;

     o In March 1997, EMCORE and a wholly owned subsidiary of Uniroyal Technology Corporation formed Uniroyal Optoelectronics LLC, a joint venture, to manufacture, sell and distribute HB LED wafers and package-ready devices. This joint venture commenced operations in July 1998. EMCORE has invested over $12.5 million in Uniroyal
          Optoelectronics and has seconded various employees to the joint venture to assist in the development of products; and

     o In March 1997, EMCORE acquired MicroOptical Devices, Inc. ("MODE") in a stock transaction accounted for under the purchase method of accounting for a purchase price of $32.8 million. This acquisition allowed EMCORE to expand its technology base into the data communications and telecommunications markets. MODE, a development stage company, constituted a significant and strategic investment for EMCORE to acquire and gain access to MODE's in-process research and development of micro-optical technology. As part of this acquisition, EMCORE recorded goodwill of approximately $13.2 million, which is being charged against operations over a three-year period, impacting financial results through December 2000. MODE's operations are located in Albuquerque, New Mexico and presently employs 90 people including sales and marketing, administrative and manufacturing personnel.

          EMCORE has generated a significant portion of its sales to customers outside the United States. In fiscal 1997, 1998 and 1999, international sales constituted 42.0%, 39.1% and 52.5%, respectively, of revenues. For the nine months ended June 30, 2000, international sales constituted 37.7% of revenues. EMCORE anticipates that international sales will continue to account for a significant portion of revenues. Historically, EMCORE has received all payments for products and services in U.S. dollars and therefore EMCORE does not anticipate that fluctuations in any currency will have a material effect on its financial condition or results of operations.

          The following chart contains a breakdown of EMCORE's worldwide revenues by geographic region.



                             FOR THE FISCAL YEARS ENDED SEPTEMBER 30,           FOR THE NINE MONTHS ENDED
                            ------------------------------------------          -------------------------
                       1997                   1998                 1999                JUNE 30, 2000
              --------------- -------- ---------- ------- ------------ --------- ------------ ----------
                 REVENUE         %      REVENUE     %       REVENUE        %        REVENUE        %
------------- --------------- -------- ---------- -------- ------------ -------- ------------- ----------
   REGION

 North
 America          $27,690      58%     $26,648      61%      $27,698      48%       $43,910        62%

Asia               14,584      31%      15,527      35%       28,211      48%        21,603        31%

Europe              5,478      11%       1,585       4%        2,432       4%         4,936         7%
              -----------  -------    --------   ------    ---------   ------      --------     ------

   TOTAL          $47,752     100%     $43,760     100%      $58,341     100%       $70,449       100%
                  =======     ====     =======     ====      =======     ====       =======       ====


          As of June 30, 2000, EMCORE had an order backlog of $105.0 million scheduled to be shipped through June 30, 2001. This represents an increase of $61.9 million or 143.6% since September 30, 1999. EMCORE includes in backlog only customer purchase orders that have been accepted by EMCORE and for which shipment dates have been assigned within the 12 months to follow and research contracts that are in process or awarded. Wafer and device agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months. EMCORE receives partial advance payments or irrevocable letters of credit on most production system orders.

          EMCORE has two  reportable  operating  segments:  the  systems-related business unit and the materials-related business unit. The systems-related business unit designs, develops and manufactures tools and manufacturing processes used to fabricate compound semiconductor wafer and devices. This business unit assists our customers with device design, process development and optimal configuration of TurboDisc production systems. Revenues for the systems-related business unit consist of sales of EMCORE's TurboDisc production systems as well as spare parts and services related to these systems. The materials-related business unit designs, develops and manufactures compound semiconductor materials. Revenues for the materials-related business unit include sales of semiconductor wafers, devices and process development technology. EMCORE's vertically-integrated product offering allows it to provide a complete compound semiconductor solution to its customers. The segments reported are the segments of EMCORE for which separate financial information is available and for which gross profit amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. EMCORE does not allocate assets or operating expenses to the individual operating segments. There are no intercompany sales transactions between the two operating segments.


RESULTS OF OPERATIONS:

Comparison of three- and nine-month periods ended June 30, 1999 and 2000

          Revenues. EMCORE's revenues increased $12.3 million or 69.9% from $17.7 million for the three-month period ended June 30, 1999 to $30.0 million for the three-month period ended June 30, 2000. For the nine-month period ended June 30, 2000, revenues increased $26.5 million or 60.6% from $43.9 million in 1999 to $70.4 million in 2000. The increase was attributable to increased revenues in both the materials-related and systems-related product lines. Revenues from materials-related sales were $4.8 million and $12.5 million for the three-month periods ended June 30, 1999 and 2000, respectively, and $10.3 million and $27.5 million for the nine-month periods ended June 30, 1999 and 2000, respectively. This revenue growth primarily relates to sales of solar cells and sales of pHEMT and HBT epitaxial wafers to wireless communication companies. Revenues from systems-related sales were $12.9 million and $17.6 million for the three months ended June 30, 1999 and 2000, respectively, and $33.6 million and $42.9 million for the nine-month periods ended June 30, 1999 and 2000, respectively. As a percentage of revenues, systems- and materials-related revenues accounted for 73.1% and 26.9%, respectively, for the three-month period ended June 30, 1999 and 58.5% and 41.5%, respectively, for the three-month period ended June 30, 2000. EMCORE expects the product mix between systems and materials to continue to approach 50% as other new products are introduced and production of commercial volumes of these materials commences. International sales accounted for 68.2% and 28.5% of revenues for the quarter ended June 30, 1999 and 2000, respectively, and 54.1% and 37.7% of revenues for the nine-month period ended June 30, 1999 and 2000, respectively.

          Cost Of Revenues/Gross Profit. Cost of sales includes direct material and labor costs, allocated manufacturing and service overhead and installation and warranty costs. EMCORE's gross profit increased $4.7 million or 59.8% from $7.8 million for the three-month period ended June 30, 1999 to $12.5 million for the three-month period ended June 30, 2000. For the nine-month period ended June 30, 2000, gross profit increased $10.4 million or 55.1% from $18.8 million to $29.1 million. As a percentage of revenue, gross profit decreased slightly from 42.8% of revenue for the nine-month period ended June 30, 1999 to 41.4% of revenue for the nine-month period ended June 30, 2000.

          Selling, General and Administrative. Selling, general and administrative expenses increased by $2.2 million or 62.2% from $3.7 million for the three-month period ended June 30, 1999 to $5.9 million for the three-month period ended June 30, 2000. For the nine-month period ended June 30, 2000, selling, general and administrative expenses increased $5.9 million or 58.9% from $10.0 million in 1999 to $15.9 million in 2000. A significant portion of the increase was due to headcount increases in marketing and sales personnel to support domestic and foreign markets and other administrative headcount additions to sustain internal support. As a percentage of revenue, selling, general and administrative expenses decreased from 20.7% for the three-month period ended June 30, 1999 to 19.7% for the three-month period ended June 30, 2000.

          Goodwill Amortization. Goodwill of $13.2 million was recorded in connection with our acquisition of MODE on March 5, 1997. EMCORE recognized approximately $1.1 million of goodwill amortization for the three-month periods ended June 30, 1999 and 2000. As of June 30, 2000, EMCORE had approximately $1.8 million of net goodwill remaining, which will be fully amortized by December 2000.

          Research and Development. Research and development expenses increased $1.0 million or 20.7% from $5.0 million in the three-month period ended June 30, 1999 to $6.0 million in the three-month period ended June 30, 2000. For the nine-month period ended June 30, 2000, research and development expenses increased $0.2 million or 0.8% from $15.2 million in 1999 to $15.4 million in 2000. As a percentage of revenue, research and development expenses decreased from 34.7% for the nine-month period ended June 30, 1999 to 21.8% for the nine-month period ended June 30, 2000. The overall year-to-date percentage decrease in research and development spending was primarily attributable to the elimination of certain projects as new products were introduced. To maintain growth and to continue to pursue market leadership in materials science technology, EMCORE expects to continue to invest a significant amount of its resources in research and development. In the fourth quarter of fiscal 2000, EMCORE expects total research and development expenses to increase significantly due to additional costs related to the initial product development of the fiberoptic array transceiver being developed in an alliance with JDS Uniphase.

          Operating Loss. EMCORE reported a 72.8% decrease in operating loss from $1.9 million for the three-month period ended June 30, 1999, to an operating loss of $0.5 million for the three-month period ended June 30, 2000. For the three-months ended June 30, 2000, EMCORE reported an operating profit before goodwill amortization of $0.6 million compared to an operating loss before goodwill amortization of $0.8 million in the three months ended June 30, 1999. For the nine-month period ended June 30, 2000, operating loss decreased 44.5% from $9.8 million in 1999 to $5.4 million in 2000.

          Other Income/Expense. For the three-month period ended June 30, 2000, net stated interest changed $2.2 million from net interest expense of $0.3 million to net interest income of $2.0 million. In March 2000, EMCORE completed the issuance of an additional 1.0 million common stock shares through a public offering, which resulted in proceeds of $127.8 million, net of issuance costs. A portion of the proceeds was used to repay all outstanding bank loans, thereby reducing interest expense and generating interest income on the retained proceeds.

          Because EMCORE does not have a controlling economic and voting interest in its existing joint ventures, EMCORE accounts for these joint ventures under the equity method of accounting. For the three-month period ended June 30, 1999, EMCORE incurred a net loss of $1.1 million related to the GELcore joint venture and a $0.1 million net loss related to the Uniroyal joint venture. For the three-month period ended June 30, 2000, EMCORE incurred a net loss of $1.2 million related to the GELcore joint venture and a $1.7 million net loss related to the Uniroyal joint venture. For the nine-month period ended June 30, 1999, EMCORE incurred a net loss of $1.6 million related to the GELcore joint venture and a $1.2 million net loss related to the Uniroyal joint venture. For the nine-month period ended June 30, 2000, EMCORE incurred a net loss of $3.7 million related to the GELcore joint venture and a $5.0 million net loss related to the Uniroyal joint venture.

          Income Taxes. As a result of its losses, EMCORE did not incur any income tax expense in any of the three- and nine-month periods ended June 30, 1999 and 2000.

          Net Loss. EMCORE reported a 72.1% decrease in net loss from $5.2 million for the three-month period ended June 30, 1999 to $1.5 million for the three-month period ended June 30, 2000. For the three-months ended June 30, 2000, EMCORE reported a net loss before goodwill amortization of $0.4 million compared to a net loss before goodwill amortization of $4.1 million in the three months ended June 30, 1999. For the nine-month period ended June 30, 2000, net loss decreased 23.4% from $16.1 million in 1999 to $12.3 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents increased by $112.8 million from $7.2 million at September 30, 1999 to $120.0 million at June 30, 2000. For the nine-month period ended June 30, 2000, net cash provided by operations increased $12.4 million to $0.8 million from net cash used for operations of $11.6 million for the nine-month period ended June 30, 1999. This increase in cash was primarily due to increases in advanced billings, accounts payable and non-cash charges related to both equity in net losses from unconsolidated affiliates and depreciation and amortization which was partially offset by EMCORE's net loss and increases in accounts receivable and inventory. Net cash used for investment activities amounted to $28.6 million, primarily due to the purchase and manufacture of new equipment to outfit EMCORE's wafer and device product lines, and clean room modifications and enhancements. In fiscal year 2000, EMCORE plans to quadruple the production capacity for GaInP HBTs and pHEMTs to meet wireless and fiberoptic market demands. Net cash provided by financing activities for the nine-month period ended June 30, 2000 amounted to approximately $140.7 million primarily from the sale of 1.0 million common stock shares to the public which resulted in proceeds of $127.8 million, net of issuance costs.

          In March 1997, EMCORE entered into a $10.0 million loan agreement with First Union National Bank (the "Loan Agreement") that had an interest rate equal to the prime rate plus 50 basis points. In December 1999, the Loan Agreement was extended through January 31, 2001. The Loan Agreement's financial covenants were modified under the third amendment, and management believes that EMCORE will be able to comply with such requirements throughout fiscal year 2000. The Company was in compliance with all covenants and no amounts were outstanding under this facility at June 30, 2000.

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

          In 1992, EMCORE received a royalty bearing, non-exclusive license under a patent held by Rockwell International Corporation which relates to an aspect of the manufacturing process used by TurboDisc systems. In October 1996, EMCORE initiated discussions with Rockwell to receive additional licenses to permit EMCORE to use this technology to manufacture and sell compound semiconductor wafers and devices. In November 1996, EMCORE suspended these negotiations because of litigation surrounding the validity of the Rockwell patent. EMCORE also ceased making royalty payments to Rockwell under the license during the pendency of the litigation. In January 1999, the case was settled and a judgement was entered in favor of Rockwell. As a result, EMCORE may be required to pay royalties to Rockwell for certain of its past sales of wafers and devices to customers who did not hold licenses directly from Rockwell. Management has reviewed and reassessed the royalty agreements and concluded that it has the appropriate amounts reserved at both June 30, 2000 and September 30, 1999. If EMCORE is required to pay Rockwell amounts in excess of its reserves, its business, financial condition and results of operations could be materially and adversely affected.


RECENT ACCOUNTING PRONOUNCEMENT

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective for the Company during the fourth fiscal quarter of fiscal year 2001. The Company does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations, financial condition or cash flows.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          During the three- and nine-month periods ended June 30, 2000 and 1999, EMCORE was not a party to any derivative contracts, hedging or other material market risk transactions.





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

      ITEM 5.  OTHER INFORMATION

               Not applicable

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  List of Exhibits:

                    27 - Financial Data Schedule

               (b)  Reports on Form 8-K:

              The Company filed the following reports:
                     - Form 8-K filed June 21, 2000 relating to JDS Uniphase Agreement

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EMCORE CORPORATION


  Date:     August 14 2000        By: /s/ Reuben F. Richards, Jr.
                                      -----------------------------------------
                                      Reuben F. Richards, Jr.
                                      President and Chief Executive Officer

  Date:  August 14, 2000          By: /s/ Thomas G. Werthan
                                      -----------------------------------------
                                      Thomas G. Werthan
                                      Vice President, Finance and Administration