Form 10-K
period 2000-09-30
EMCORE CORP
filed 2000-12-28
CIK 808326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                      145 Belmont Drive, Somerset, NJ 08873
               (Address of principal executive offices) (zip code)

Registrant's telephone number,
  including area code:               (732) 271-9090
Securities registered pursuant to
  Section 12(b) of the Act:          None
Securities registered pursuant to
  Section 12(g) of the Act:          Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant as of December 1, 2000 was approximately $651,884,111 (based on the closing sale price of $35.3125 per share).

The number of shares outstanding of the registrant's no par value common stock as of December 1, 2000 was 34,012,909.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before January 28, 2001) are incorporated by reference in Part III of this Form 10-K.

                               EMCORE Corporation

                                    FORM 10-K

                  For the fiscal year ended September 30, 2000

                                      INDEX


                                                                            page
Part I
Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

Part II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters
Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statements and Supplementary Data
          Consolidated Balance Sheets as of September 30, 1999 and 2000 Consolidated Statements of Operations for the years ended
            September 30, 1998, 1999 and 2000
          Consolidated Statements of Shareholders' Equity for the years ended September 30, 1998, 1999 and 2000
          Consolidated Statements of Cash Flows for the years ended
            September 30, 1998, 1999 and 2000
          Notes to Financial Statements
          Independent Auditors' Report
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Part III
Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          SIGNATURES

PART I

Item 1.  Business

Company Overview

     EMCORE Corporation, a New Jersey Corporation, designs, develops and manufactures compound semiconductor materials and is a leading developer and manufacturer of the tools and manufacturing processes used to fabricate compound semiconductor wafers and devices. Established in 1986, EMCORE offers a comprehensive portfolio of compound semiconductor products for the rapidly expanding broadband and wireless communications and solid state lighting markets. EMCORE's product philosophy embodies state of the art technology, material science expertise and a shared vision of our customers' goals and objectives to be leaders and pioneers in the rapidly growing world of compound semiconductors. EMCORE's product line features: optical components for high-speed data and telecommunications; solar cells for global satellite communications; electronic materials for high bandwidth communications systems, such as Internet access and wireless telephones; MOCVD tools for the growth of GaAs, AIGaAs, InP, InGaP, InGaAIP, InGaAsP, GaN, InGaN, AIGaN, and SiC epitaxial materials used in numerous applications, including data and telecommunications modules, cellular telephones, solar cells and high brightness LEDs. Our customers include Agilent Technologies Ltd., AMP, Inc., Anadigics Inc., Corning, Inc., General Motors Corp., Hewlett Packard Co., Honeywell Int'l Inc., Boeing-Spectrolab, JDS Uniphase Corp., Loral Space & Communications Ltd., Lucent Technologies, Inc., Motorola, Inc., Nortel Networks Corp., Siemens AG's Osram GmbH subsidiary, TriQuint Semiconductor, Inc. and more than a dozen of the largest electronics manufacturers in Japan. For further information about EMCORE, visit http://www.emcore.com.

Industry Overview

     Recent advances in information technologies have created a growing need for efficient, high-performance electronic systems that operate at very high frequencies, have increased storage capacity, computational and display capabilities and can be produced cost-effectively in commercial volumes. In the past, electronic systems manufacturers have relied on advances in silicon semiconductor technology to meet many of these demands. However, the newest generation of high-performance electronic and optoelectronic applications require certain functions that are generally not achievable using silicon-based components.

     Compound semiconductors have emerged as an enabling technology to meet the complex requirements of today's advanced information systems. Many compound semiconductor materials have unique physical properties that allow electrons to move at least four times faster than through silicon-based devices. Advantages of compound semiconductor devices over silicon devices include:

     o    higher operating speeds;
     o    lower power consumption;
     o    reduced noise and distortion; and
     o    light emitting and detecting optoelectronic properties.

     Compound semiconductor devices can be used to perform individual functions as discrete devices, such as VCSELs, RF materials, solar cells, HB LEDs and MR sensors. Compound semiconductor devices can also be combined into integrated circuits, such as transmitters, receivers and alphanumeric displays. Although compound semiconductors are more expensive to manufacture than silicon-based devices, electronics manufacturers are increasingly integrating compound semiconductor devices into their products in order to achieve higher performance in applications targeted for a wide variety of markets. These include satellite communications, data communications, telecommunications, wireless communications, consumer and automotive electronics, computers and peripherals, and lighting.

     The following factors have resulted in an increased demand for compound semiconductor products and systems that enable electronic systems manufacturers to reach the market faster with large volumes of high-performance products and applications:

     o widespread deployment of fiber optic networks and the increasing use of optical systems within these networks;
     o    launch of new wireless services and wireless high-speed data systems;
     o    rapid build-out of satellite communications systems;
     o increasing use of infrared emitters and optical detectors in computer systems;
     o emergence of advanced consumer electronics applications, such as DVDs and flat panel displays;
     o    increasing use of high-performance  electronic devices in automobiles;
          and
     o anticipated conversion to HB LEDs from incandescent, halogen and compact fluorescent lighting.

     The  following  chart  summarizes  the  principal   markets,   examples  of
applications for compound semiconductor devices, products incorporating these devices and certain benefits and characteristics of these devices.

Market                    Representative Applications        Products                 Benefits/Characteristics
Data communications       High-speed fiber optic networks    VCSEL components         Increased network capacity
                            and optical links (including       and arrays             Increased data transmission
                            Gigabit Ethernet,                HB LEDs                    speeds
                            asynchronous transfer mode       Lasers                   Increased bandwidth
                            or ATM, and FibreChannel         RF materials
                            networks)

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

Telecommunications        High capacity fiber optic trunk    VCSEL components         Increased data transmission
                            lines                              and arrays               speeds
                                                             Lasers                   Increased bandwidth
                                                             RF materials

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

Computers and             Local area networks                VCSEL components         Increased data transmission speeds
Peripherals               Chip-to-chip and board-to-board      and arrays             Increased bandwidth
                            optical links                    Transceivers

Consumer electronics      DVDs                               HB LEDs                  Improved display visibility
                          CD-Roms                            VCSEL components         High-speed data transmission
                          Telephones                           and arrays             Low power requirements
                          Radios                             Integrated circuits
                          Calculators                        Lasers

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

     Compound semiconductor device manufacturers predominantly use four different methods to deposit compound materials: (i) molecular beam epitaxy;
(ii) vapor phase epitaxy; (iii) liquid phase epitaxy; and (iv) metal organic chemical vapor deposition ("MOCVD"). The use of molecular beam epitaxy technology can yield wafers having high thickness uniformity. Compound semiconductor materials fabricated using vapor phase epitaxy or liquid phase epitaxy technologies often have high electronic and optical properties. However, due to the nature of the underlying processes, none of these methods can be easily scaled up to high volume production, which is necessary for the commercial viability of compound semiconductor devices. All of these four methods used to manufacture compound semiconductor devices pose technical, training and safety challenges that are not present in the manufacture of silicon devices. The production systems typically require expensive reactant materials, use of certain toxic chemicals and tight control over numerous manufacturing parameters. The key differences between MOCVD and the three other methods are that compound semiconductor wafers fabricated using MOCVD generally possess a better combination of uniformity and optical and electronic properties and are easier to produce in high volumes than wafers manufactured by the three more traditional methods. Currently, MOCVD technology is being used to manufacture a broad range of compound semiconductor devices.

     Historically, manufacturers that use compound semiconductor devices in their products have met research, pilot production and capacity needs with in-house systems and technologies. However, as the need for the production of commercial volumes of high-performance compound semiconductor devices and the variety of these devices increase, manufacturers are often unable to meet these requirements using in-house solutions. In response to these growing demands for higher volumes of a broad range of higher performance devices, manufacturers are increasingly turning to outside vendors to meet their needs for compound semiconductor wafers and devices.

The EMCORE Solution

     EMCORE provides a broad range of compound semiconductor products and services intended to meet its customers' diverse technology requirements. EMCORE has developed extensive materials science expertise, process technology and MOCVD production systems to address its customers' needs and believes that its proprietary TurboDisc(R) deposition technology makes possible one of the most cost-effective production processes for the commercial volume manufacture of high-performance compound semiconductor wafers and devices. This platform technology provides the basis for the production of various types of compound semiconductor wafers and devices and enables EMCORE to address the critical need of manufacturers to cost-effectively get to the market faster with high volumes of new and improved high-performance products. EMCORE's compound semiconductor products and services include:

     o    materials and process development;
     o    design and development of devices;
     o    MOCVD production systems; and
     o    manufacture of wafers and devices in high volumes.

     Customers can take advantage of EMCORE's vertically integrated approach by purchasing custom-designed wafers and devices from EMCORE, or they can manufacture their own devices in-house using a TurboDisc production system configured to their specific needs.

Strategy

     EMCORE's objective is to capitalize on its position in MOCVD process technology and production systems to become the leading supplier of compound semiconductor wafers, devices and production systems. The key elements of EMCORE's strategy include:

     Apply Core Technology Across Multiple Applications. EMCORE continually leverages its proprietary core technology to develop compound semiconductor products for multiple applications in a variety of markets. These activities include developing new products for targeted applications as well as expanding existing products into new applications. For example, EMCORE's array transceiver program is being expanded to meet customer demands for a new transponder product. Other existing products, which EMCORE intends to introduce in new applications, include VCSELs for communications products and HB LEDs for broader lighting applications;

     Target High Growth Market Opportunities. EMCORE's strategy is to target high growth market opportunities where performance characteristics and high volume production efficiencies can give compound semiconductors a competitive advantage over other devices. Historically, while technologically superior, compound semiconductors have not been widely deployed because they are more expensive to manufacture than silicon-based semiconductors and other existing solutions. EMCORE believes that as compound semiconductor production costs are reduced, new customers will be compelled to use these products because of their higher performance characteristics. For example, EMCORE has reduced the average cost of compound semiconductor solar cells to the point where customers are replacing silicon-based solar cells because of the compound semiconductor solar cells' higher overall efficiency, better end-of-life performance and lower weight;

     Partner with Key Industry Participants. EMCORE seeks to identify and develop long-term relationships with leading companies in targeted industries. EMCORE develops these relationships in a number of ways that include long-term, high-volume supply agreements, joint ventures, an acquisition and other arrangements. For example, EMCORE entered into a joint venture with General Electric Lighting for the development and marketing of white light and colored HB LED products for automotive, traffic, flat panel display and other lighting applications. EMCORE has also signed a Joint Development Manufacturing and Marketing Agreement with JDS Uniphase for the joint development, manufacture and marketing of a family of array transceivers for cost effective, high bandwidth optical networking products. EMCORE intends to actively seek similar strategic relationships with other key customers and industry participants in order to further expand its technological and production base; and

     Continue Investment to Maintain Technology Leadership. Through substantial investment in research and development, EMCORE seeks to expand its leadership position in compound semiconductor production systems, wafers and devices. EMCORE works with its customers to identify specific performance criteria and uses this information to enhance the performance of its production systems and to further expand its process and materials science expertise, including the development of new low-cost, high-volume wafers and devices for its customers. In addition, EMCORE's development efforts are focused on continually lowering the production costs of its products.

Products

Production Systems

     EMCORE is a leading supplier of MOCVD compound semiconductor production systems, with more than 300 systems shipped as of September 30, 2000. EMCORE believes that its TurboDisc production systems offer significant ownership advantages over competing systems and that the high throughput capabilities of its TurboDisc production systems make possible superior reproducibility of thickness, composition, electronic properties and layer accuracy required for electronic and optoelectronic devices. Each system can be customized for the customer's throughput, wafer size and process chemistry requirements. EMCORE's production systems also achieve a high degree of reliability with an average time available for production, based on customer data, of approximately 95%.

     EMCORE believes its TurboDisc production systems enable the lowest cost of ownership for the manufacture of compound semiconductor materials. The major components of the cost of ownership include yield, throughput, direct costs and capital costs. Yield primarily relates to material uniformity, which is a function of the precision of the physical and chemical processes by which atomic layers are deposited. Throughput, the volume of wafers produced per unit of time, includes both the time required for a process cycle and the handling time between process steps. Direct costs include consumables used in manufacturing and processing and the clean room space required for the equipment. Capital costs include the cost of acquisition and installation of the process equipment.

     EMCORE's proprietary TurboDisc technology utilizes a unique high speed rotating disk in a stainless steel growth chamber with integrated vacuum-compatible loading chambers. To produce a wafer, a bare substrate, such as gallium arsenide, sapphire or germanium, is placed on a wafer carrier in the TurboDisc growth chamber and subjected to high temperatures. Based on a predetermined formula, metal organic gases are released into the growth chamber. These gases decompose on the hot, rapidly spinning wafer. Semiconductor materials are then deposited on the substrate in a highly uniform manner. The resulting wafer thus carries one or more ultra-thin layers of compound semiconductor material such as gallium arsenide, gallium nitride or indium aluminum phosphide. The TurboDisc technology not only produces uniformity of deposition across the wafer, but also offers flexibility for diverse applications with improved material results and increased production rates. The unique precision control of reactant gas flow in the TurboDisc technology platform allows users to scale easily from research to commercial volumes with substantially reduced time and effort. Upon removal from the growth chamber, the wafer is transferred to a device processing facility for various steps such as photolithography, etching, masking, metallization and dicing. Upon completion of these steps, the devices are then sent for packaging and incorporation in the customer's product.


     EMCORE's next generation of TurboDisc products are being designed to provide a number of innovations including:

     o    new reactor design to improve efficiency;
     o    cassette-to-cassette wafer handling to increase automation;
     o    digital control system to reduce noise;
     o    real-time process control and data acquisition on WindowsNT platform;
     o    modular component design to ease outsourcing and upgrading; and
     o    improved temperature control.

Wafers and Devices

     Since its inception, EMCORE has worked closely with its customers to design and develop process technology and material science expertise for use in production systems for its customers' end-use applications. EMCORE has leveraged its process and materials science knowledge base to manufacture a broad range of compound semiconductor wafers and devices such as VCSELs, RF materials, solar cells, HB LEDs and MR sensors.

     Within most of these product lines, EMCORE has established strategic relationships through joint ventures, long-term supply agreements and an acquisition. A summary of these relationships is found below:



                      PRODUCTS AND STRATEGIC RELATIONSHIPS

Product Line                  Company                Nature of Relationship                  Application
Vertical cavity               JDS Uniphase           Joint Development Manufacturing         Array transceivers
surface-emitting lasers                              and Marketing Agreement                 Array transponders
(VCSELs)
                              Agilent                Long-term supply agreement              Gigarray(R)VCSEL arrays for
                                                                                             use in parallel optical
                                                                                             transceivers

Radio frequency (RF)          Motorola               Long-term supply agreement               Digital wireless, fiber optic
materials                     Anadigics                                                       and cellular applications

Solar cells                   Space Systems/         Long-term supply agreement               Solar panels in
                              Loral                                                           communications
                                                                                              satellite powered
                              Lockheed Martin        Strategic partner                        systems
                              Missiles and Space

High-brightness               General Electric       GELcore joint venture for the            Traffic lights
light-emitting diodes         Lighting               development, marketing and               Miniature lamps
 (HB LEDs)                                           distribution of white light              Automotive lighting
                                                     and colored HB LED                       Flat panel displays
                                                     products

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

Magneto resistive (MR)        General Motors         Long-term supply agreement               Cam and crank shaft sensors
sensors                       Corporation

VCSELs

     Vertical cavity surface-emitting lasers ("VCSELs") are semiconductor lasers that emit light in a cylindrical beam. VCSELs offer significant advantages over traditional laser diodes used in fiber optic communications, including:

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

     In December 1997, EMCORE acquired MicroOptical Devices, Inc. ("MODE"), a development stage company primarily dedicated to the research and development of enabling VCSEL technologies. In February 1998, EMCORE announced Gigalase(R), its first commercial high speed VCSEL laser operating at 1.25 Gbps. In December 1998, EMCORE announced its second VCSEL product, Gigarray(R), a VCSEL array. In March 2000, EMCORE debuted the industry's first commercial 2.5 Gbps 850nm oxide VCSEL, the Gigalase(R) with OxideGuide(TM), and in August 2000 announced the availability of its first 850 nm 1x4 and 1x12 Oxide VCSEL arrays and its high speed gallium arsenide (GaAs) photodetector arrays. The 1x4 array is capable of up to 10 Gbps transmission speeds, while the 1x12 has a transmission speed of 30Gbps. EMCORE's photodetector arrays operate up to speeds of 3.125Gbps and provide the efficiency required for high speed data transmission.

     In January 2000, EMCORE entered into a three-year supply agreement with Agilent, a leading supplier of fiber optic transceivers and integrated circuits for infrastructure products for the Internet. Under this agreement, EMCORE will manufacture Gigarray(R) VCSEL arrays for use in parallel optical transceivers. The initial purchase order under the agreement is contingent upon EMCORE's development of a component that meets Agilent's specifications. EMCORE began shipping commercial product in December 2000.

     In June 2000, EMCORE signed a Joint Development Manufacturing and Marketing Agreement with JDS Uniphase for the joint development, manufacture and marketing of a family of array transceivers for the Very Short Reach OC-192 and related markets. Recent industry forecasts indicate that the market opportunity for high-speed optical transceivers, including 2.5 gigabit per channel arrays and 10 gigabit serial devices will exceed $3.4 billion by the year 2004. EMCORE has completed alpha testing and began shipping prototype array transceivers in December 2000.

RF Materials

     Radio frequency ("RF") materials are compound semiconductor materials that transmit and receive communications. Compound semiconductor RF materials have a broader bandwidth and superior performance at higher frequencies than silicon-based materials. EMCORE currently produces 4-inch and 6-inch InGaP HBT and pHEMT materials that are used by its wireless customers for power amplifiers for GSM, TDMA, and CDMA multiband wireless handsets. InGaP HBT materials provide higher linearity, higher power added efficiency as well as greater reliability than first generation AlGaAs HBT technologies, and have become the technology of choice for next generation HBT-based power amplifiers for wireless handsets. In addition, recent developments and transfers to production of enhancement mode pHEMT technologies have demonstrated their continued competitiveness for handset applications.

     EMCORE is also exploring opportunities to market RF materials to its fiber optic customers for use in high speed digital components for OC-48 and OC-192 fiber optic communication and to its power satellite customers for satellite communication applications. EMCORE believes that its ability to produce high volumes of RF materials at a low cost will facilitate their adoption in new applications and products.

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

     In October 2000 EMCORE received a $10.7 million order from Anadigics to supply 6-inch GaAs HBT and pHEMT wafers for their fiber optic and wireless communications devices. Anadigics will be using EMCORE's materials for power amplifiers for GSM, TDMA and CDMA multi-band wireless handsets and for high-speed digital components for OC-192 data communication applications.

Solar Cells

     Compound semiconductor solar cells are used to power satellites because they are more resistant to radiation levels in space and convert substantially more light to power, therefore weigh less per unit of power than silicon-based solar cells. These characteristics increase satellite life, increase payload capacity and reduce launch costs. In fiscal 2000, EMCORE announced the manufacture and shipment of the world's highest efficiency dual-junction solar cell for satellite applications. EMCORE also announced the production of high-efficiency triple junction solar cells with a minimum average efficiency of 26%. EMCORE began shipping the triple junction solar cells in December 2000. EMCORE is currently involved in several solar cell projects:

     o EMCORE's solar cells were selected for use on two Space Technology Research Vehicles (STRV 1c&1d). These microsatellites are scheduled to be launched in November, 2001 by Arianspace. EMCORE's solar cells have been selected for two European communication satellite programs scheduled for launch in 2002. Additionally, EMCORE's solar cells are being used for two Japanese scientific programs sponsored by the National Space Development Agency of Japan (NASDA);

     o EMCORE is also working with TRW, Boeing and Lockheed to identify programs suitable for our high efficiency solar cells;

     o In April 2000, EMCORE signed a Memorandum of Understanding with Angewandte Solarenergie-ASE GmbH to provide solar cell material for use in the manufacture of their solar cells. Under this agreement, EMCORE will provide Epi processing and other services;

     o In November 1999, EMCORE entered into a Technical Assistance Agreement with Loral and Mitsubishi Electric Corporation;

     o In November 1998, EMCORE signed a long-term supply agreement with Space Systems/Loral, a wholly owned subsidiary of Loral Space & Communications. Under this agreement, EMCORE supplies compound semiconductor high efficiency gallium arsenide solar cells for Loral's satellites. To date, EMCORE has received purchase orders from Space Systems/Loral that total $32.3 million and services this agreement at our new facility in Albuquerque, New Mexico;

     o In November 1998, EMCORE received a $2.2 million contract under the U.S. Air Force's Broad Agency Announcement Program for the development of high-efficiency advanced solar cells; and

     o In September 1998, EMCORE entered into an agreement with Lockheed Martin Missiles and Space, a strategic business unit of Lockheed Martin Corporation, to provide technical management and support of a Cooperative Research and Development Agreement between Lockheed Martin and Sandia National Laboratory for the advancement and commercialization of a new compound semiconductor high efficiency solar cell. Pursuant to this strategic agreement, (1) Lockheed Martin will grant EMCORE a sub-license for all related intellectual property developed on behalf of or in conjunction with Lockheed Martin and (2) EMCORE and Lockheed Martin will jointly qualify and validate the high efficiency solar cells for operational satellite use.

HB LEDs

     High-brightness light-emitting diodes ("HB LEDs") are solid state compound semiconductor devices that emit light. The global demand for HB LEDs is experiencing rapid growth because HB LEDs have a long useful life, consume approximately 10% of the power consumed by incandescent or halogen lighting and improve display visibility. In February 1998, EMCORE and Uniroyal Technology Corporation formed Uniroyal Optoelectronics, a joint venture to manufacture, sell and distribute HB LED wafers and package-ready devices.

     In May 1999, EMCORE and General Electric Lighting formed GELcore, a joint venture to develop and market HB LED lighting products. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. GELcore combines EMCORE's materials science expertise, process technology and compound semiconductor production systems with General Electric Lighting's brand name recognition and extensive marketing and distribution capabilities. GELcore's long-term goal is to develop products to replace traditional lighting. In September 2000, GELcore acquired Ecolux, Inc. adding LED-signaling products to its growing line of LED products.

MR Sensors

     Magneto resistive ("MR") sensors are compound semiconductor devices that possess sensing capabilities. MR sensors improve vehicle performance through more accurate control of engine and crank shaft timing, which allows for improved spark plug efficiency and reduced emissions. In January 1997, EMCORE initiated shipments of compound semiconductor MR sensors using technology licensed to EMCORE from General Motors. This license allows EMCORE to manufacture and sell products to anyone using this technology. As of September 30, 2000, EMCORE has delivered over 10.7 million devices to General Motors Powertrain for crank and cam speed and position sensing applications for 5 different engine builds under 20 different vehicle platforms.

Customers

     EMCORE's rapidly expanding customer base includes many of the largest semiconductor, telecommunications, consumer goods and computer manufacturing companies in the world. A number of EMCORE's customers are listed below. In addition, EMCORE has sold its products to more than a dozen of the largest electronics manufacturers in Japan.

Agilent Technologies           IBM                                      Philips AG
AMP Incorporated               JDS Uniphase                             Rockwell International
Anadigics                      L.M. Ericsson AB                         Siemens AG - Osram
Boeing-Spectrolab              Loral Space and Communications           Texas Instruments
Corning                        Lucent Technologies                      Thomson CSF
General Motors                 Motorola                                 TriQuint Semiconductor
Hewlett Packard                Nortel Networks
Honeywell                      Northrop Grumman

     EMCORE has a comprehensive total quality management program with special emphasis on total customer satisfaction. EMCORE seeks to encourage active customer involvement with the design and operation of its production systems. To accomplish this, EMCORE conducts user group meetings among its customers in Asia, Europe and North America. At annual meetings, EMCORE's customers provide valuable feedback on key operations, process oriented services, problems and recommendations to help improve EMCORE products. This direct customer feedback has enabled EMCORE to constantly update and improve the design of its systems and processes. Changes that affect the reliability and capabilities of EMCORE's systems are embodied in new designs to enable current and future customers to utilize systems which EMCORE believes are high quality and cost-efficient.

Marketing and Sales

     EMCORE markets and sells its wafers, devices and systems through its direct sales force in North America, Europe, Taiwan and through representatives and distributors elsewhere in Asia. To market and service its products in China, Japan and Singapore, EMCORE relies on a single marketing, distribution and service provider, Hakuto Co., Ltd. EMCORE's agreements with Hakuto expire in March 2008. Hakuto has exclusive distribution rights for certain EMCORE products in Japan. Hakuto has marketed and serviced EMCORE's products since 1988, is a minority shareholder in EMCORE and the President of Hakuto is a member of EMCORE's Board of Directors. In August 1999, EMCORE entered into a two-year distribution agreement with DI Systems to market and service EMCORE's products in South Korea. EMCORE has sales offices in California and Taiwan, ROC in order to efficiently service EMCORE's rapidly expanding customer base in these areas.

     EMCORE's sales and marketing, senior management and technical staff work closely with existing and potential customers to provide compound semiconductor products that meet their customers' needs. EMCORE seeks to match a customer's requirements to an existing design or a modification of a standard design, such as a change in platform or process design. When necessary, EMCORE will work with the customer to develop the appropriate design process and to configure and manufacture the production system to meet the customer's needs. Also, EMCORE will produce samples to demonstrate conformance to the customer's specifications. For production systems, the period of time from the initial contact with the customer to the customer's placement of an order is typically two to nine months or longer. EMCORE's sales cycle for wafers and devices usually runs three to nine months, during which time EMCORE develops the formula of elements necessary to meet the customer's specifications and qualifies the materials which may also require the delivery of samples. EMCORE believes that the marketing, management and engineering support involved in this process is beneficial in developing competitive differentiation and long-term relationships with its customers.

Service and Support

     EMCORE maintains a worldwide service and support network responsible for on-site maintenance and process monitoring on either a contractual or time-and-materials basis. Customers may purchase annual service contracts under which EMCORE is required to maintain an inventory of replacement parts and to service the equipment upon the customer's request. EMCORE also sells replacement parts from inventory to meet customer needs. EMCORE pursues a program of system upgrades for customers to increase the performance of older systems. EMCORE generally does not offer extended payment terms to its customers and generally adheres to a warranty policy of one year. Consistent with industry practice, EMCORE maintains an inventory of components for servicing systems in the field and it believes that its inventory is sufficient to satisfy foreseeable short-term customer requirements. EMCORE has a warehouse depot in Taiwan to provide improved service to its Asian customers.

Research and Development

     To maintain and improve its competitive position, EMCORE's research and development efforts are focused on designing new proprietary processes and products, improving the performance of existing systems, wafers and devices and reducing costs in the product manufacturing process. EMCORE has dedicated 29 TurboDisc systems for both research and production that are capable of processing virtually all compound semiconductor materials. The research and development staff utilizes x-ray, optical and electrical characterization equipment which provide instant data allowing for shortened development cycles and rapid customer response. EMCORE expects that it will continue to expend substantial resources on research and development.

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

Intellectual Property and Licensing

     EMCORE's success and competitive position for production systems, wafers and devices depend significantly on its ability to maintain trade secrets and other intellectual property protections. Our strategy is to rely on both trade secrets and patents. A "trade secret" is information that has value to the extent it is not generally known, not readily ascertainable by others through legitimate means and protected in a way that maintains its secrecy. Reliance on trade secrets is only an effective business practice insofar as trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. In order to protect its trade secrets, EMCORE takes certain measures to ensure their secrecy, such as executing non-disclosure agreements with its employees, joint venture partners, customers and suppliers. EMCORE also has an aggressive program to actively patent all areas of its technology.

     To date, EMCORE has been issued twelve (12) U.S. patents and others are either pending (20 patent applications filed) or under in-house review (40 disclosures and draft patent applications). These U.S. patents will expire between 2005 and 2013. None of these U.S. patents claim any material aspects of current or planned commercial versions of EMCORE's systems, wafers or devices. EMCORE only relies on trade secrets to protect its intellectual property when it believes publishing patents would make it easier for others to reverse engineer EMCORE's proprietary processes.

     EMCORE is a licensee of certain VCSEL technology and associated patent rights owned by Sandia Corporation. The Sandia license grants EMCORE:

     o non-exclusive rights to develop, manufacture and sell products containing Sandia VCSEL technologies under five U.S. patents that expire between 2007 and 2015; and
     o non-exclusive rights to employ a proprietary oxidation fabrication method in the manufacture of VCSEL products under a sixth U.S. patent that expires in 2014. EMCORE's success and competitive position as a producer of VCSEL products depends on the continuation of its rights under the Sandia license, the scope and duration of those rights and the ability of Sandia to protect its proprietary interests in the underlying technology and patents.

     In 1992, EMCORE received a royalty bearing, non-exclusive license under a patent held by Rockwell International Corporation which relates to an aspect of the manufacturing process used by its TurboDisc systems. In October 1996, EMCORE initiated discussions with Rockwell to receive additional licenses to permit EMCORE to use this technology to manufacture and sell compound semiconductor wafers and devices. In November 1996, EMCORE suspended these negotiations because of litigation surrounding the validity of the Rockwell patent. EMCORE also ceased making royalty payments to Rockwell under the license during the pendency of the litigation. In January 1999, the case was settled and a judgment was entered in favor of Rockwell. As a result, EMCORE may be required to pay royalties to Rockwell for certain of its past sales of wafers and devices to its customers who did not hold licenses directly from Rockwell. Management has reviewed and assessed its likely royalty obligations and believes that it has the appropriate amounts reserved at both September 30, 1999 and 2000. If EMCORE is required to pay Rockwell amounts in excess of its reserves, its business, financial condition and results of operations could be materially and adversely affected.

Environmental Regulations

     EMCORE is subject to federal, state and local laws and regulations concerning the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials used in its research and development and production operations, as well as laws and regulations concerning environmental remediation and employee health and safety. The production of wafers and devices involves the use of certain hazardous raw materials, including, but not limited to, ammonia, phosphine and arsene. If EMCORE's control systems are unsuccessful in preventing release of these or other hazardous materials, EMCORE could experience a substantial interruption of operations. EMCORE has retained an environmental consultant to advise it in complying with applicable environmental and health and safety laws and regulations, and believes that it is currently, and in the past has been, in compliance with all such laws and regulations.

Backlog

     As of September 30, 2000, EMCORE had an order backlog of $125.0 million, scheduled to be shipped through September 30, 2001. This represented an increase of $81.9 million or 190% since September 30, 1999. This increase primarily relates to increased production systems bookings, orders for solar cells from Loral and epitaxial wafers from Motorola. EMCORE only includes in backlog customer purchase orders that have been accepted by EMCORE and for which shipment dates have been assigned within the 12 months to follow and research contracts that are in process or awarded. Wafer and device agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months. EMCORE receives partial advance payments or irrevocable letters of credit on most production system orders. EMCORE recognizes revenue from the sale of its systems and materials upon shipment. For research contracts with the U.S. government and commercial enterprises with durations greater than six months, EMCORE recognizes revenue to the extent of costs incurred plus a portion of estimated gross profit, as stipulated in such contracts, based on contract performance.

Manufacturing

     EMCORE's manufacturing operations are located at EMCORE's headquarters in Somerset, New Jersey and in Albuquerque, New Mexico and include systems engineering and production, wafer fabrication and design and production of devices. Many of EMCORE's manufacturing operations are computer monitored or controlled to enhance reliability and yield. EMCORE manufactures its own systems and outsources some components and sub-assemblies, but performs all final system integration, assembly and testing. EMCORE fabricates wafers and devices at its facilities in Somerset, New Jersey and Albuquerque, New Mexico and has a combined clean room area totaling approximately 41,000 square feet. EMCORE's joint venture with Uniroyal Technology Corporation manufactures HB LED wafers and package-ready devices at its Tampa, Florida manufacturing facility. In May 1998, EMCORE received ISO 9001 and QS 9002 quality certifications for its Somerset, New Jersey facility. In November 1999, EMCORE received ISO 9001 quality certification for its newly completed solar cell facility in Albuquerque, New Mexico. In September 2000, EMCORE received ISO 9001 quality certification for its new Array Transceiver Division in Albuquerque, New Mexico. In December 2000, EMCORE received ISO 9001 quality certification for its VCSEL facility in Albuquerque, New Mexico.

     Outside contractors and suppliers are used to supply raw materials and standard components and to assemble portions of end systems from EMCORE specifications. EMCORE depends on sole, or a limited number of, suppliers of components and raw materials. EMCORE generally purchases these single or limited source products through standard purchase orders. EMCORE also seeks to maintain ongoing communications with its suppliers to guard against interruptions in supply and has, to date, generally been able to obtain sufficient supplies in a timely manner. EMCORE maintains inventories it believes are sufficient to meet its near term needs. EMCORE implemented a vendor program through which it inspects quality and reviews suppliers and prices in order to standardize purchasing efficiencies and design requirements to maintain as low a cost of sales as possible. However, operating results could be materially and adversely affected by a stoppage or delay of supply, receipt of defective parts or contaminated materials, and increase in the pricing of such parts or EMCORE's inability to obtain reduced pricing from its suppliers in response to competitive pressures.

Competition

     The markets in which EMCORE competes are highly competitive. EMCORE competes with several companies for sales of MOCVD systems including Aixtron GmbH and Nippon-Sanso K.K. Ltd. The primary competitors for EMCORE's wafer foundry include Epitaxial Products Inc., Hitachi-Cable, Kopin Corporation and Quantum Epitaxial Designs, Inc. EMCORE's principal competitors for sales of VCSEL-related products include Honeywell, Inc. and Mitel Corporation. The principal competitors for MR sensors are Honeywell, Inc., Matshushita Electric Industrial Co. Ltd., Siemens AG Osterreich, Electrotechnik and Asahi Kasei Electronic Co., Ltd.. The principal competitors for HB LEDs and EMCORE's joint ventures with Uniroyal Technology Corporation and General Electric Lighting include the Phillips Electronics and Hewlett Packard Company joint venture, Siemens AG's Osram GmbH subsidiary, Nichia Chemical Industries and Toshiba Corporation. EMCORE also faces competition from manufacturers that implement in-house systems for their own use. In addition, EMCORE competes with many research institutions and universities for research contract funding. EMCORE also sells its products to current competitors and companies with the capability of becoming competitors. As the markets for EMCORE's products grow, new competitors are likely to emerge and present competitors may increase their market share.

     EMCORE believes that the primary competitive factors in the markets in which EMCORE's products compete are yield, throughput, performance, breadth of product line, customer satisfaction, customer commitment to competing technologies and, in the case of production systems, capital and direct costs and size of installed base. Competitors may develop enhancements to or future generations of competitive products that offer superior price and performance factors. EMCORE believes that in order to remain competitive, it must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide.

Employees

     At September 30, 2000, EMCORE had 625 employees, including 328 employees in manufacturing operations, 185 employees in research and development and 112 employees in sales and general administration. This represents an increase of 257 employees or 70% from September 30, 1999. None of EMCORE's employees are covered by a collective bargaining agreement. EMCORE considers its relationship with its employees to be good.

Risk Factors

Our Rapid Growth Places A Strain on Our Resources.

     We are experiencing rapid growth, having added a significant number of new employees within the last year. We have also expanded our manufacturing facilities in Albuquerque, New Mexico and in Somerset, New Jersey. This growth has placed and will continue to place a significant strain on our management, financial, sales and other employees and on our internal systems and controls. If we are unable to effectively manage multiple facilities and multiple joint ventures in geographically distant locations, our business, financial condition and results of operations will be materially and adversely affected. We are also in the process of installing new manufacturing software for all of our facilities and are evaluating replacing our accounting and purchasing systems. Most of the new manufacturing software is customized to our particular business and manufacturing processes. It will take time and require evaluation to eliminate any of the malfunctions in the software and to train personnel to use the new software. In this transition we may experience delays in production, cost overruns and disruptions in our operations.

We Expect To Continue to Incur Operating Losses.

     We started operations in 1984 and as of September 30, 2000 had an accumulated deficit of $108.9 million. We incurred net losses of $36.4 million in fiscal 1998, $22.7 million in fiscal 1999 and $25.5 million in fiscal 2000. We expect to continue to incur losses. To support our growth, we have increased our expense levels and our investments in inventory and capital equipment. As a result, we will need to significantly increase revenues and profit margins to become and stay profitable. If our sales and profit margins do not increase to support the higher levels of operating expenses and if our new product offerings are not successful, our business, financial condition and results of operations will be materially and adversely affected.

Since The Technology In The Compound Semiconductor
Industry Rapidly Changes, We Must Continually Improve
Existing Products, Design And Sell New Products And
Manage The Costs Of Research And DevelopmentIn Order
To Effectively Compete.

     We compete in markets characterized by rapid technological change, evolving industry standards and continuous improvements in products. Due to constant changes in these markets, our future success depends on our ability to improve our manufacturing processes, tools and products. For example, our TurboDisc production systems must remain competitive on the basis of cost of ownership and process performance. To remain competitive we must continually introduce manufacturing tools with higher capacity and better production yields.

     We have recently introduced a number of new products, and, in connection with recent joint ventures and internal development, we will be introducing additional new products in the near future. The commercialization of new products involves substantial expenditures in research and development, production and marketing. We may be unable to successfully design or manufacture these new products and may have difficulty penetrating new markets. In addition, many of our new products are being incorporated into our customers' new products for new applications, such as high-speed computer networks.

     Because it is generally not possible to predict the amount of time required and the costs involved in achieving certain research, development and engineering objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. Our business, financial condition and results of operations may be materially and adversely affected if:

     o    we are unable to improve our existing products on a timely basis;
     o    our new products are not introduced on a timely basis;
     o we incur budget overruns or delays in our research and development efforts; or
     o    our new products experience reliability or quality problems.

Fluctuations In Our Quarterly Operating Results May
Negatively Impact Our Stock Price.

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors particular to EMCORE and the compound semiconductor industry. Not all of these factors are in our control. These factors include:

     o the volume and timing of orders for our products, particularly TurboDisc systems, which have an average selling price in excess of $1 million;
     o the timing of our announcements and introduction of new products and of similar announcements by our competitors;
     o    downturns in the market for our customers' products;
     o regional economic conditions, particularly in Asia where we derive a significant portion of our revenues; and
     o    price volatility in the compound semiconductor industry.

     These factors may cause our operating results for future periods to be below the expectations of analysts and investors. This may cause a decline in the price of our common stock.

Our Joint Venture Partners, Who Have Control
Of These Ventures, May Make Decisions That
We Do Not Agree With And That Adversely
Affect Our Net Income.

     We do not have a majority interest in our joint ventures with Uniroyal Technology Corporation or General Electric Lighting. These joint ventures are governed by a board of managers with representatives from both the strategic partner and us. Many fundamental decisions must be approved by both parties to the joint venture, which means we will be unable to direct the operation and direction of these joint ventures without the agreement of our joint venture partners. If we are unable to agree on important issues with a joint venture partner, the business of that joint venture may be delayed or interrupted, which may, in turn, materially and adversely affect our business, financial condition and results of operations.

     We have devoted and will be required to continue to devote significant funds and technologies to our joint ventures to develop and enhance their products. In addition, our joint ventures will require that some of our employees devote much of their time to joint venture projects. This will place a strain on our management, scientific, financial and sales employees. If our joint ventures are unsuccessful in developing and marketing their products, our business, financial condition and results of operations may be materially and adversely affected.

     General Electric Lighting and EMCORE have agreed that our joint venture will be the sole vehicle for each party's participation in the solid state lighting market. General Electric Lighting and EMCORE have also agreed to several limitations during the life of the venture and thereafter relating to use that each of us can make of the joint venture's technology. One consequence of these limitations is that in certain circumstances, such as a material default by us, we would not be permitted to use the joint venture's technology to compete against General Electric Lighting in the solid state lighting market.

Since A Large Percentage of Our Revenues Are from Foreign Sales, Certain Export Risks May\
Disproportionately Affect Our Revenues.

     Sales to customers located outside the United States accounted for approximately 39.1% of our revenues in fiscal 1998, 52.6% of our revenues in fiscal 1999 and 38.6% of our revenues in fiscal 2000. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenues. Because of this, the following export risks may disproportionately affect our revenues:

     o political and economic instability may inhibit export of our systems and devices and limit potential customers' access to U.S. dollars;
     o    shipping and installation costs of our systems may increase;
     o we may experience difficulties in the timeliness of collection of foreign accounts receivable and be forced to write off receivables from foreign customers;
     o    a strong  dollar  may make our  systems  less  attractive  to  foreign
          purchasers   who  may  decide  to   postpone   making   such   capital
          expenditures;
     o tariffs and other barriers may make our systems and devices less cost competitive;
     o we may have difficulty in staffing and managing our international operations;
     o the laws of certain foreign countries may not adequately protect our trade secrets and intellectual property; and
     o potentially adverse tax consequences to our customers may make our systems and devices not cost-competitive.

We Will Lose Sales If We Are Unable To Obtain
Government Authorization To Export Our Products.

     Exports of our products to certain destinations, such as the People's Republic of China, Malaysia and Taiwan, may require pre-shipment authorization from U.S. export control authorities, including the U.S. Departments of Commerce and State. Authorization may be conditioned on end-use restrictions. On certain occasions, we have been denied authorization, particularly with respect to the People's Republic of China. Failure to receive these authorizations may materially and adversely affect our revenues and in turn our business, financial condition and results of operations from international sales. Additionally, export jurisdiction relating to exports of satellites and associated components has not been definitively settled. Such exports may in the future require a license from the Department of State. This may cause delays in shipping solar cells abroad. Delays in receiving export licenses for solar cells may materially and adversely affect our revenues and in turn our business, financial condition and results of operations.


Our Products Are Difficult To Manufacture And
Small Manufacturing Defects Can Adversely Affect
Our Production Yields And Our Operating Results.

     The manufacture of our TurboDisc systems is a highly complex and precise process. We increasingly outsource the fabrication of certain components and sub-assemblies of our systems, often to sole source suppliers or a limited number of suppliers. We have experienced occasional delays in obtaining components and subassemblies because the manufacturing process for these items is very complex and requires long lead times. The revenues derived from sales of our TurboDisc systems will be materially and adversely affected if we are unable to obtain a high quality, reliable and timely supply of these components and subassemblies. In addition, any reduction in the precision of these components will result in sub-standard end products and will cause delays and interruptions in our production cycle.

     We manufacture all of our wafers and devices in our manufacturing facilities and our joint venture with Uniroyal Technology Corporation plans to manufacture HB LED wafers and package-ready devices at its facility. Minute impurities, difficulties in the production process, defects in the layering of the devices' constituent compounds, wafer breakage or other factors can cause a substantial percentage of wafers and devices to be rejected or numerous devices on each wafer to be non-functional. These factors can result in lower than expected production yields, which would delay product shipments and may materially and adversely affect our operating results. Because the majority of our costs of manufacture are relatively fixed, the number of shippable devices per wafer for a given product is critical to our financial results.
Additionally, because we manufacture all of our products at our facilities in Somerset, New Jersey and Albuquerque, New Mexico, and our joint venture with Uniroyal Technology Corporation will manufacture HB LED wafers and package-ready devices at its sole facility in Tampa, Florida, any interruption in manufacturing resulting from fire, natural disaster, equipment failures or otherwise would materially and adversely affect our business, financial condition and results of operations.

We Face Lengthy Sales and Qualifications Cycles for Our Products and, In Many Cases, Must Invest
A Substantial Amount of Time and Funds Before
We Receive Orders.

     Sales of our TurboDisc systems primarily depend upon the decision of a prospective customer to increase its manufacturing capacity, which typically involves a significant capital commitment by the customer. Customers usually place orders with us on average two to nine months after our initial contact with them. We often experience delays in obtaining system sales orders while customers evaluate and receive internal approvals for the purchase of these systems. These delays may include the time necessary to plan, design or complete a new or expanded compound semiconductor fabrication facility. Due to these factors, we expend substantial funds and sales, marketing and management efforts to sell our compound semiconductor production systems. These expenditures and efforts may not result in sales.

     In order to expand our materials production capabilities, we have dedicated a number of our TurboDisc systems to the manufacture of wafers and devices. Several of our products are currently being tested to determine whether they meet customer or industry specifications. During this qualification period, we invest significant resources and dedicate substantial production capacity to the manufacture of these new products, prior to any commitment to purchase by the prospective customer and without generating significant revenues from the qualification process. If we are unable to meet these specifications or do not receive sufficient orders to profitably use the dedicated production capacity, our business, financial condition and results of operations would be materially and adversely affected.

Industry Demand For Skilled Employees, Particularly
Scientific And Technical Personnel With Compound
Semiconductor Experience, Exceeds The Number Of
Skilled Personnel Available.

     Our future success depends, in part, on our ability to attract and retain certain key personnel, including scientific, operational and management personnel. We anticipate that we will need to hire additional skilled personnel to continue to expand all areas of our business. The competition for attracting and retaining these employees, especially scientists, is intense. Because of this intense competition for these skilled employees, we may be unable to retain our existing personnel or attract additional qualified employees in the future. If we are unable to retain our skilled employees and attract additional qualified employees to keep up with our expansion, our business, financial condition and results of operations will be materially and adversely affected.

Protecting Our Trade Secrets And Obtaining Patent
Protection Is Critical To Our Ability To Effectively
Compete For Business.

     Our success and competitive position depend on protecting our trade secrets and other intellectual property. Our strategy is to rely both on trade secrets and patents to protect our manufacturing and sales processes and products, but reliance on trade secrets is only an effective business practice insofar as trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. We take certain measures to protect our trade secrets, including executing non-disclosure agreements with our employees, joint venture partners, customers and suppliers. If parties breach these agreements or the measures we take are not properly implemented, we may not have an adequate remedy. Disclosure of our trade secrets or reverse engineering of our proprietary products, processes or devices could materially and adversely affect our business, financial condition and results of operations.

     Although we currently hold 12 U.S. patents, these patents do not protect any material aspects of the current or planned commercial versions of our systems, wafers or devices. We are actively pursuing patents on some of our recent inventions, but these patents may not be issued. Even if these patents are issued, they may be challenged, invalidated or circumvented. In addition, the laws of certain other countries may not protect our intellectual property to the same extent as U.S. laws.

We May Require Licenses To Continue To Manufacture
And Sell Certain Of Our Compound Semiconductor
Wafers And Devices, The Expense Of Which May
Adversely Affect Our Results Of Operations.

     The compound semiconductor, optoelectronics, and fiberoptic communications industries are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time we have received and may receive in the future, notice of claims of infringement of other parties' proprietary rights and licensing offers to commercialize third party patent rights. Although we are not currently involved in any litigations relating to our intellectual property, we cannot assure that:

     o infringement claims (or claims for indemnification resulting from infringement claims) will not be asserted against us,

     o future assertions will not result in an injunction against the sale of infringing products or otherwise significantly impair our business and results of operations; or

     o we will not be required to obtain licenses, the expense of which may adversely affect our results of operations and profitability.

     In October 1999, we were contacted by Rockwell International Corporation regarding whether EMCORE required additional licenses from Rockwell to continue to manufacture and sell MOCVD wafers and devices to customers who do not hold licenses from Rockwell International Corporation. Since that time we have been in discussions with Rockwell regarding the necessity and cost of obtaining such a license. Although the patent to which Rockwell referred expired in January 2000, we may be required to pay additional royalties for certain of our past sales of wafers and devices to customers. If we are required to pay significant royalties in connection with these sales, our business, financial condition and results of operations may be materially and adversely affected.

Interruptions In Our Business And A Significant Loss
Of Sales To Asia May Result If Our Primary Asian
Distributor Fails To Effectivel  Market And Service
Our Products.

     We rely on a single marketing, distribution and service provider, Hakuto Co. Ltd. to market and service many of our products in Japan, China and Singapore. Hakuto is one of our shareholders and Hakuto's president is a member of our Board of Directors. We have distributorship agreements with Hakuto which expire in March 2008 and give Hakuto exclusive distribution rights for certain of our products in Japan. Hakuto's failure to effectively market and service our products or termination of our relationship with Hakuto could result in significant delays or interruption in our marketing and service programs in Asia. This could materially and adversely affect our business, financial condition and results of operations.

Our  Management's  Stock  Ownership  Gives  Them
The Power To Control Business Affairs And Prevent
A Takeover That Could Be Beneficial To Unaffiliated
Shareholders.

     Certain members of our management, specifically Thomas J. Russell, Chairman of our Board, Reuben F. Richards, President, Chief Executive Officer and a director, and Robert Louis-Dreyfus, a director, are former members of Jesup & Lamont Merchant Partners, L.L.C. They collectively beneficially own more than 20% of our common stock. Accordingly, such persons will continue to hold sufficient voting power to control our business and affairs for the foreseeable future. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of our company, which could have a material adverse effect on our stock price.

Unsuccessful Control Of The Hazardous Raw Materials
Used In Our Manufacturing Process Could Result In
Costly Remediation Fees, Penalties Or Damages Under
Environmental And Safety Regulations.

     The production of wafers and devices involves the use of certain hazardous raw materials, including, but not limited to, ammonia, phosphine and arsine. If our control systems are unsuccessful in preventing a release of these materials into the environment or other adverse environmental conditions occur, we could experience interruptions in our operations and incur substantial remediation and other costs. Failure to comply with environmental and health and safety laws and regulations may materially and adversely affect our business, financial condition and results of operations.

Our Business Or Our Stock Price Could Be Adversely
Affected By Issuance Of Preferred Stock.

     Our board of directors is authorized to issue up to 5,882,352 shares of preferred stock with such dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges as our board of directors, in its sole discretion, may determine. The issuance of shares of preferred stock may result in a decrease in the value or market price of our common stock, or our board of directors could use the preferred stock to delay or discourage hostile bids for control of us in which shareholders may receive premiums for their common stock or to make the possible sale of the company or the removal of our management more difficult. The issuance of shares of preferred stock could adversely affect the voting and other rights of the holders of common stock.

Certain  Provisions Of New Jersey Law And Our Charter
May Make A Takeover Of Our Company  Difficult Even If
Such Takeover Could Be Beneficial To Some Of Our
Shareholders.

     New Jersey law and our certificate of incorporation, as amended, contain certain provisions that could delay or prevent a takeover attempt that our shareholders may consider in their best interests. Our board of directors is divided into three classes. Directors are elected to serve staggered three-year terms and are not subject to removal except for cause by the vote of the holders of at least 80% of our capital stock. In addition, approval by the holders of 80% of our voting stock is required for certain business combinations unless these transactions meet certain fair price criteria and procedural requirements or are approved by two-thirds of our continuing directors. We may in the future adopt other measures that may have the effect of delaying or discouraging an unsolicited takeover, even if the takeover were at a premium price or favored by a majority of unaffiliated shareholders. Certain of these measures may be adopted without any further vote or action by our shareholders.

The Price Of Our Common Stock Has Fluctuated
Widely In The Last Year And May Fluctuate
Widely In The Future.

     Our common stock is traded on the NASDAQ National Market, which has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results, earnings below analysts' estimates, and financial performance and other activities of other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. In addition, in recent periods, our common stock, the stock market in general, and the market for shares of small capitalization and semiconductor industry-related stocks in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any similar fluctuations in the future could adversely affect the market price of our common stock.

     Our stock price has fluctuated widely in the last year and may fluctuate widely in the future. Since September 30, 1999, our stock price has been as high as $86.50 per share and as low as $6.03 per share. Volatility in the price of our common stock may be caused by other factors outside of our control and may be unrelated or disproportionate to our operating results.

Forward-Looking Statements

     Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "plans," "hopes," "believes," "estimates," "will continue to be," "will be," "continue to," "expect to," "anticipate that," "to be" or "can impact."

     Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements.

     Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward- looking statements and are subject to risks and uncertainties including the risks set forth above. Moreover, neither any other person nor we assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations.

Item 2.  Properties

     In July 2000, EMCORE announced that it completed its second phase of expansion at its Somerset, NJ manufacturing facility and had moved its corporate offices to a new facility located nearby. The expansion of the Somerset, NJ manufacturing facility significantly increases production capacity for EMCORE's existing photonics, RF materials, devices and MOCVD production tool lines; and enables EMCORE to develop new product lines and meet the requirements of a rapidly expanding customer base. Earlier in the year, EMCORE completed the first phase expansion of its RF materials division which doubled production capacity to meet market demand for its InGaP HBT and pHEMT products used in fiber optic and wireless communication devices. The second phase of the expansion added another 7,000 square feet of space which increases the electronic material production capability by nearly 400%. The expansion accommodates the addition of up to ten new Enterprise Electronic Materials MOCVD production tools, engineered and manufactured by EMCORE, for the high volume production of pHEMTs and HBTs. This will bring the total number of materials-related production tools in operation at Somerset, NJ to eighteen, whereby 733,000 four-inch wafers or 305,000 six-inch wafers can be produced annually. The facility expansion also more than doubles EMCORE's characterization capabilities to ensure the unrestricted flow of high quality epitaxial materials. The second-phase expansion also increases the manufacturing capacity of EMCORE's electronic device division and MOCVD tool division. The electronic device division of
EMCORE has been expanded to augment EMCORE's capability to produce photo-detectors for high-speed array transceivers. EMCORE is in the process of purchasing this manufacturing building and an additional 140,000 square foot building in the area to keep production in pace with the high demand for its products. With the additional space, EMCORE's capital equipment division, which manufactures market leading MOCVD tools, will have the capacity to triple the amount of production tools manufactured per year.

     In July 2000, EMCORE also announced plans to significantly expand its Sandia Technology Park site, located in Albuquerque, New Mexico, into a campus environment that will house EMCORE's solar cell, optical components and networking products. Scheduled for completion by January 2001, this expanded facility will triple the cleanroom manufacturing capacity of the plant to meet increased product demand, EMCORE's expanding customer base and new product lines. EMCORE has already purchased an additional two acres west of the site and completed the build out of the remaining unoccupied portion of the existing EMCORE facility adding an additional 36,000 square feet to the existing 50,000-square-foot facility. Construction of a new 36,000 square foot, 2-story building has started and is expected to be completed by January 2001. This will allow for one integrated manufacturing site for EMCORE's component module and photovoltaic operations.

     The existing 50,000 square foot facility in Albuquerque, New Mexico was completed in October 1998, where 50% of the plant is occupied by EMCORE's PhotoVoltaic division for the manufacture of advanced dual and triple junction solar cells for satellite applications. EMCORE's MicroOptical Device (MODE) division provides the building blocks for high-speed telecom and data communications, including the Internet infrastructure, by designing and manufacturing reliable and efficient high-speed laser components, subassemblies, and modules. The expansion of these operations at a newly constructed, state of the art facility will be paramount to the future development of industry leading technologies for the communications industry.

     The following chart contains certain information regarding each of EMCORE's principal facilities. Each of these facilities contains office space, marketing and sales, and research and development space. EMCORE also leases office space in Santa Clara, California and Hsinchu, Taiwan. In addition to EMCORE's facilities, Uniroyal Optoelectronics, a joint venture between EMCORE and Uniroyal Technology Corporation, leases a 77,000 square foot office and manufacturing facility in Tampa, Florida; 44,000 square feet is currently in use and the remaining unoccupied portion of 33,000 square feet is expected to be completed by July 2001.

Location           Function                                          Sq. Feet    Terms
Somerset,          Headquarters                                      40,000      Lease Expires in 2005 (1)
  New Jersey       Manufacturing building for RF materials, MR       80,000      Lease Expires in 2005 (1)
                     sensors and MOCVD production systems

Albuquerque,       Manufacturing building for solar cells and        86,000      Owned by EMCORE
  New Mexico       VCSELs

                   Manufacturing buildings for VCSELs and array      37,000      Leases Expire in 2001
                   transceivers (MODE)                                             and 2002 (1)


(1)  All leases have the option to be renewed by EMCORE, subject to cost of living adjustments.

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

PART II.

Item 5.  Market  for  the  Registrant's  Common  Equity  and Related Shareholder
         Matters

     EMCORE's common stock is traded on the NASDAQ National Market and is quoted under the symbol "EMKR." The following table sets forth the quarterly high and low sale prices for EMCORE's common stock during the three most recent fiscal years. Stock prices have been adjusted to reflect a two-for-one (2:1) common stock split that was effective on September 18, 2000.

Fiscal Year Ended September 30, 1998                          High        Low

       First Quarter....................................... $11.6880    $ 7.7500
       Second Quarter...................................... $ 9.8130    $ 5.5000
       Third Quarter ...................................... $ 8.3750    $ 4.5000
       Fourth Quarter ..................................... $ 6.7500    $ 3.0000

Fiscal Year Ended September 30, 1999

       First Quarter......................................  $ 9.1880    $ 3.6250
       Second Quarter...................................... $14.3750    $ 6.9380
       Third Quarter ...................................... $11.5000    $ 6.4380
       Fourth Quarter ..................................... $12.5000    $ 5.6250

Fiscal Year Ended September 30, 2000

       First Quarter....................................... $19.6250    $ 6.0310
       Second Quarter...................................... $86.5000    $15.3130
       Third Quarter ...................................... $61.0000    $20.0000
       Fourth Quarter ..................................... $62.5000    $28.5630

Fiscal Year Ended September 30, 2001

       First Quarter (through December 1, 2000)............ $37.8125    $33.5000

     The reported closing sale price of EMCORE's common stock on December 1, 2000 was $35.3125 per share. As of December 1, 2000, EMCORE had approximately 2,697 shareholders of record.

     EMCORE has never declared or paid dividends on its common stock since its formation. EMCORE currently does not intend to pay dividends on its common stock in the foreseeable future so that it may reinvest its earnings in its business. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors.

Recent Sales of Unregistered Securities

     In 1999, EMCORE's Chairman personally guaranteed EMCORE's bank facility and extended a line of credit to EMCORE. In recognition of these services, the Board of Directors granted a warrant for 600,000 shares (adjusted for the 2:1 stock split in September 2000) of common stock to the Chairman. The warrant was immediately exercisable at $6.4700 per share and issued in March 2000. EMCORE believes the issuance of the warrant was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

     The following selected consolidated financial data for the five most recent fiscal years ended September 30, 2000 of EMCORE is qualified by reference to and should be read in conjunction with the Financial Statements and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this document. The Statement of Operations data set forth below with respect to fiscal years 1998, 1999 and 2000 and the Balance Sheet data as of September 30, 1999 and 2000 are derived from EMCORE's audited financial statements included elsewhere in this document. The Statement of Income data for fiscal years 1996 and 1997 and the Balance Sheet data as of September 30, 1996, 1997 and 1998 are derived from audited financial statements not included herein. All share amounts have been restated to reflect EMCORE's two-for-one (2:1) common stock split that was effective on September 18, 2000.

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

(in thousands, except per share amounts)                    For the Fiscal Years Ended September 30,

                                                     1996         1997         1998        1999         2000
Statements of Operations data

Revenue...................................         $27,779      $47,752       $43,760    $58,341     $104,506
Cost of revenues..........................          18,607       30,094        24,676     33,158       61,301
                                                   -----------------------------------------------------------
  Gross profit............................           9,172       17,658        19,084     25,183       43,205

Operating expenses:
  Selling, general and administrative.....           6,524        9,346        14,082     14,433       21,993
  Goodwill amortization...................               -            -         3,638      4,393        4,392
  Research and development:
    Recurring.............................           5,401        9,001        16,495     20,713       32,689
    One-time acquired in-process..........               -            -        19,516          -            -
                                                   -----------------------------------------------------------
      Total operating expenses............          11,925       18,347        53,731     39,539       59,074

Operating loss............................          (2,753)        (689)      (34,647)   (14,356)     (15,869)

  Stated interest expense (income), net...             297          520           973        866       (4,492)
  Imputed warrant interest expense........             126        3,988           601      1,136          843
  Equity in net loss of unconsolidated
    affiliates............................               -            -           198      4,997       13,265
                                                   -----------------------------------------------------------
      Total other expenses................             423        4,508         1,772      6,999        9,616
                                                   -----------------------------------------------------------
Loss before income taxes and extra-
  ordinary item...........................          (3,176)      (5,197)      (36,419)   (21,355)     (25,485)

    Provision for income taxes............               -          137             -          -            -
                                                   -----------------------------------------------------------
Loss before extraordinary item............          (3,176)      (5,334)      (36,419)   (21,355)     (25,485)

    Extraordinary item....................               -          285             -      1,334            -
                                                   -----------------------------------------------------------

Net loss..................................         $(3,176)     $(5,619)     $(36,419)  $(22,689)    $(25,485)
                                                   -----------------------------------------------------------

Per share data
Weighted average shares used in
  calculating per share data..............           5,988        9,338        17,550     21,180       31,156
                                                   -----------------------------------------------------------
Loss per basic and diluted shares
  before extraordinary item...............          $(0.53)      $(0.57)      $(2.08)     $(1.03)      $(0.82)
                                                   -----------------------------------------------------------

Net loss per basic and diluted shares.....          $(0.53)      $(0.60)      $(2.08)     $(1.09)      $(0.82)
                                                   -----------------------------------------------------------

                                                                       As of September 30,
                                                      1996        1997         1998        1999         2000
Balance Sheet data
  Cash, cash equivalents and marketable
    securities.................................    $ 1,367      $ 3,653       $ 4,456    $ 7,165     $101,745
  Working capital (deficiency).................      1,151       12,156        (2,017)    20,690      111,587
  Total assets.................................     20,434       39,463        73,220     99,611      243,902
  Long-term liabilities........................      8,947        7,577        26,514      9,038        1,295
  Redeemable convertible preferred stock.......          -            -             -     14,193            -
  Shareholders' equity.........................        522       21,831        19,580     61,623      199,322

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Overview

     EMCORE,  an  ISO  9001  certified  manufacturer,   designs,   develops  and
manufactures compound semiconductor materials and is a leading developer and manufacturer of the tools and manufacturing processes used to fabricate compound semiconductor wafers and devices. EMCORE's vertically-integrated product offering allows it to provide a complete compound semiconductor solution to its customers. EMCORE assists its customers with device design, process development and optimal configuration of TurboDisc production systems.

     EMCORE recognizes revenue upon shipment. Systems-related revenues include sales of EMCORE's TurboDisc production systems as well as components and services. The book-to-ship time period on systems is approximately six to nine months, and the average selling price is in excess of $1.0 million. For systems, EMCORE incurs certain installation and warranty costs subsequent to shipment which are estimated and accrued at the time the sale is recognized.
Materials-related revenues include wafers, devices and process development technology. The materials sales cycle is generally shorter than systems-related sales and average selling prices vary significantly based on the products and services provided.

     In order to facilitate the development and manufacture of new products in targeted growth areas, EMCORE has established a number of strategic relationships through joint ventures, long-term supply agreements and an acquisition. The most significant strategic relationships are summarized below:

     o In June 2000, EMCORE and JDS Uniphase executed a Joint Development Manufacturing and Marketing Agreement (the "Agreement"). Under the Agreement, EMCORE and JDS Uniphase will jointly develop, manufacture and market a family of fiber optic array transceivers based on EMCORE's laser technology that facilitate light to logic (electronic signal in/modulated light signal out) for fiber optic communications products used in switches, routers and computer backplanes for OC-192, OC-768 and other proprietary network designs. EMCORE will manufacture VCSEL arrays and design gigabit speed control circuits, photodetectors, optical links and other components. JDS Uniphase will handle all marketing, worldwide sales, application support, customer service and distribution functions and will assist EMCORE with technical support for the optical packaging and testing for the products. The initial product to be developed and commercialized under the Agreement with JDS Uniphase will be an array transceiver with twelve channels each operating at 1.25 Gigabits/second, yielding a compact, high speed data link. These products are designed to make possible short distance links between dense wavelength division multiplexing systems (DWDM), high-speed routers and SONET (long-haul telecommunications) equipment. Recent industry forecasts indicate that the market opportunity for high-speed optical transceivers, including
          2.5 gigabit per channel arrays and 10 gigabit serial devices will exceed $3.4 billion by the year 2004. EMCORE has completed alpha testing and began shipping prototype array transceivers in December 2000;

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

     o In January 2000, EMCORE entered into a three-year supply agreement with Agilent, a leading supplier of fiber optic transceivers and integrated circuits for infrastructure products for the Internet. Under this agreement, EMCORE will manufacture Gigarray(R) VCSEL arrays for use in parallel optical transceivers. The initial purchase order under the agreement is contingent upon EMCORE's development of a component that meets Agilent's specifications. EMCORE began shipping commercial product in December 2000;

     o In May 1999, EMCORE and General Electric Lighting formed GELcore, a joint venture to develop and market HB LED lighting products. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. GELcore seeks to combine EMCORE's materials science expertise, process technology and compound semiconductor production systems with General Electric Lighting's brand name recognition and extensive marketing and distribution capabilities. GELcore's long-term goal is to develop products to replace traditional lighting. EMCORE has invested $17.5 million in GELcore and has seconded various employees to the joint venture to assist in the development of products. In September 2000, GELcore acquired Ecolux, Inc. adding LED-signaling products to GELcore's growing line of LED products;

     o In November 1998, EMCORE signed a long-term supply agreement with Space Systems/Loral, a wholly owned subsidiary of Loral Space & Communications. Under this agreement, EMCORE supplies compound semiconductor high-efficiency gallium arsenide solar cells for Loral's satellites. To date, EMCORE has received purchase orders from Space Systems/Loral that total $19.5 million and services this agreement at EMCORE's new facility in Albuquerque, New Mexico;

     o In March 1997, EMCORE and a wholly owned subsidiary of Uniroyal Technology Corporation formed Uniroyal Optoelectronics LLC, a joint venture, to manufacture, sell and distribute HB LED wafers and package-ready devices. This joint venture commenced operations in July 1998. EMCORE has invested over $17.6 million in Uniroyal
          Optoelectronics and has seconded various employees to the joint venture to assist in the development of products; and

     o In December 1997, EMCORE acquired MicroOptical Devices, Inc. ("MODE") in a stock transaction accounted for under the purchase method of accounting for a purchase price of $32.8 million. This acquisition allowed EMCORE to expand its technology base into the data communications and telecommunications markets. MODE, a development stage company, constituted a significant and strategic investment for EMCORE to acquire and gain access to MODE's in-process research and development of micro-optical technology. As part of this acquisition, EMCORE recorded goodwill of approximately $13.2 million, which is being charged against operations over a three-year period, impacting financial results through December 2000. MODE's operations are located in Albuquerque, New Mexico.

     Because EMCORE does not have a controlling economic and voting interest in the General Electric Lighting and Uniroyal Technology joint ventures, EMCORE accounts for these joint ventures under the equity method of accounting and, as such, our share of profits and losses are included below the operating income line in our Statements of Operations.

     EMCORE has generated a significant portion of its sales to customers outside the United States. In fiscal years 1998, 1999 and 2000, international sales constituted 39.1%, 52.6% and 38.6%, respectively, of revenues. EMCORE anticipates that international sales will continue to account for a significant portion of revenues. Historically, EMCORE has received substantially all payments for products and services in U.S. dollars and therefore EMCORE does not currently anticipate that fluctuations in any currency will have a material effect on its financial condition or results of operations.

     The following chart contains a breakdown of EMCORE's worldwide revenues by geographic region.

                                  For the fiscal years ended September 30,
                           1998                        1999                        2000
(in thousands)             Revenue  % of revenue       Revenue  % of revenue       Revenue  % of revenue
                           -------  ------------       -------  ------------       -------  ------------
Region:
  North America            $26,648       61%           $27,698       48%           $64,174        62%
  Asia                      15,527       35%            28,211       48%            34,656        33%
  Europe                     1,585        4%             2,432        4%             5,676         5%
------------------------------------------------------------------------------------------------------
          TOTAL            $43,760      100%           $58,341      100%          $104,506       100%
                           =======      ====           =======      ====          ========       ====

     As of September 30, 2000, EMCORE had an order backlog of $125.0 million scheduled to be shipped through September 30, 2001. This represents an increase of $81.9 million or 190.0% since September 30, 1999. Year-end backlog also compares favorably to the sequential backlogs reported at June 30, 2000, March 31, 2000 and December 31, 1999 of $105.0 million, $84.0 million and $46.6 million, respectively. EMCORE includes in backlog only customer purchase orders that have been accepted by EMCORE and for which shipment dates have been assigned within the 12 months to follow and research contracts that are in process or awarded. Wafer and device agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months. EMCORE receives partial advance payments or irrevocable letters of credit on most production system orders.

     EMCORE has two reportable operating segments: the systems-related business unit and the materials-related business unit. The systems-related business unit designs, develops and manufactures tools and manufacturing processes used to fabricate compound semiconductor wafer and devices. This business unit assists our customers with device design, process development and optimal configuration of TurboDisc production systems. Revenues for the systems-related business unit consist of sales of EMCORE's TurboDisc production systems as well as spare parts and services related to these systems. The materials-related business unit designs, develops and manufactures compound semiconductor materials. Revenues for the materials-related business unit include sales of semiconductor wafers, devices, packaged devices, modules and process development technology. EMCORE's vertically-integrated product offering allows it to provide a complete compound semiconductor solution to its customers. The segments reported are the segments of EMCORE for which separate financial information is available and for which gross profit amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. EMCORE does not allocate assets or operating expenses to the individual operating segments. There are no intercompany sales transactions between the two operating segments.

Results of Operations

     The following table sets forth the condensed consolidated Statement of Operations data of EMCORE expressed as a percentage of total revenues for the fiscal years ended September 30, 1998, 1999 and 2000:

Statement of Operations Data:

                                              Fiscal Years Ended September 30,
                                               1998        1999         2000

Revenues....................................  100.0%      100.0%        100.0%
Cost of revenues............................   56.4%      56.8%          58.7%
                                              ----------------------------------
  Gross profit..............................   43.6%       43.2%         41.3%

Operating expenses:
  Selling, general and administrative.......   32.2%       24.7%         21.0%
  Goodwill amortization.....................    8.3%        7.5%          4.2%
  Research and development:
    Recurring...............................   37.7%       35.5%         31.3%
    One-time acquired in-process............   44.6%         -             -
                                              ----------------------------------
      Total operating expenses..............   122.8%       67.7%         56.5%
                                              ----------------------------------
   Operating loss...........................   (79.2%)     (24.5%)       (15.2%)

   Stated interest expense (income), net....     2.2%        1.5%         (4.3%)
   Imputed warrant interest expense.........     1.4%        1.9%          0.8%
   Equity in net loss of unconsolidated
     affiliates.............................     0.4%        8.6%         12.7%
                                              ----------------------------------
       Total other expenses.................     4.0%       12.0%          9.2%
                                              ----------------------------------
Loss before extraordinary item..............   (83.2%)     (36.6%)       (24.4%)

Extraordinary item..........................      -           2.3%          -
                                              ----------------------------------
Net loss....................................   (83.2%)     (38.9%)       (24.4%)
                                              ==================================

Comparison of Fiscal Years Ended September 30, 1999 and 2000

     Revenues. EMCORE's revenues increased 79.1% or $46.2 million from $58.3 million for the fiscal year ended September 30, 1999 to $104.5 million for the fiscal year ended September 30, 2000. This increase in revenues was attributable to both systems- and materials-related product lines. Systems-related revenues increased 47.9% or $21.3 million from $44.5 million to $65.8 million. The number of MOCVD production systems shipped increased 51.6% from 31 in fiscal year 1999 to 47 in fiscal year 2000. Management expects system shipments to increase over 85% in fiscal year 2001 to approximately 75 MOCVD systems. Materials-related revenues increased 179.3% or $24.9 million from $13.9 million to $38.7 million. This revenue growth was primarily related to sales of solar cells and sales of pHEMT and HBT epitaxial wafers to wireless communication companies, which increased 1,760.6% and 802.0%, respectively, from the prior year. As a percentage of revenues, systems- and materials-related revenues accounted for 76.2% and 23.8%, respectively, for the fiscal year ended September 30, 1999 and improved to 63.0% and 37.0%, respectively, for the fiscal year ended September 30, 2000. EMCORE expects the product mix between systems and materials to continue to approach 50% as other new products are introduced and production of commercial volumes of these materials commences. International sales accounted for 52.6% of revenues for the fiscal year ended September 30, 1999 and 38.6% of revenues for the fiscal year ended September 30, 2000. The increase in domestic sales is a direct result of significant materials-related design wins at several large U.S. semiconductor and telecommunication companies.

     Gross Profit. EMCORE's gross profit increased 71.6% or $18.0 million from $25.2 million for the fiscal year ended September 30, 1999 to $43.2 million for the fiscal year ended September 30, 2000. Gross profit earned on systems-related revenues increased 56.0% or $10.0 million from $18.0 million to $28.0 million. This increase is due primarily to the rise in production system sales, discussed above, as well as, improved manufacturing efficiencies. Component and service related revenues continue to increase as EMCORE's production system installed base approaches 300 MOCVD systems. Gross profit earned on materials-related revenues increased 110.2% or $8.0 million from $7.2 million to $15.2 million.
Management expects gross profits on materials-related sales to increase significantly due to recent yield improvements on manufacturing processes and based upon expected increased production output due to EMCORE's strong order backlog of material-related products.

     Selling, General and Administrative. Selling, general and administrative expenses increased by 52.4% or $7.6 million from $14.4 million for the fiscal year ended September 30, 1999 to $22.0 million for the fiscal year ended September 30, 2000. A significant portion of the increase was due to headcount increases in marketing and sales personnel to support domestic and foreign markets and other administrative headcount additions to sustain internal support. As a percentage of revenue, selling, general and administrative expenses decreased from 24.7% for the fiscal year ended September 30, 1999 to 21.0% for the fiscal year ended September 30, 2000.

     Goodwill Amortization. Goodwill of $13.2 million was recorded in connection with our acquisition of MODE in December 1997. EMCORE recognized $4.4 million of goodwill amortization for the fiscal years ended September 30, 1999 and 2000, each reflecting a full year of amortization. As of September 30, 2000, EMCORE had approximately $0.7 million of net goodwill remaining, which will be fully amortized by December 2000.

     Research and Development. Recurring research and development expenses increased 57.8% or $12.0 million from $20.7 million in the fiscal year ended September 30, 1999 to $32.7 million in the fiscal year ended September 30, 2000. As a percentage of revenue, recurring research and development expenses decreased from 35.5% for the fiscal year ended September 30, 1999 to 31.3% for the fiscal year ended September 30, 2000. During the quarter ended September 30, 2000, EMCORE incurred $7.0 million of additional research and development expenses in connection with EMCORE's array transceiver program, manufacturing process development and transponder development, which are being designed under an agreement with JDS Uniphase. In addition, EMCORE accelerated certain fiber optic and wireless programs to meet customer driven market windows. To maintain growth and to continue to pursue market leadership in materials science technology, management expects to continue to invest a significant amount of its resources in research and development. In fiscal year 2001, management expects research and development expenses to increase approximately 25%, but continue to decrease as a percentage of revenues.

     Interest Income/Expense. For the fiscal year ended September 30, 2000, net interest changed $5.4 million from net interest expense of $0.9 million to net interest income of $4.5 million. In March 2000, EMCORE completed the issuance of an additional 2.0 million common stock shares (adjusted for 2:1 stock split) through a public offering, which resulted in proceeds of $127.5 million, net of issuance costs. A portion of the proceeds was used to repay all outstanding bank loans, thereby reducing interest expense and generating interest income on the retained proceeds. Higher interest rates in fiscal year 2000 also contributed to increased interest income.

     Imputed warrant interest expense, non-cash. In 1999, EMCORE's Chairman personally guaranteed EMCORE's bank facility and extended a line of credit to EMCORE. In recognition of these services during 2000, the Board of Directors granted a warrant for 600,000 shares (adjusted for the 2:1 stock split in September 2000) of common stock to the Chairman. The warrant was immediately exercisable at $6.47 per share. As the warrant related to past services, the fair value was charged as an expense in the Statement of Operations. EMCORE assigned a fair value of $689,000 to the warrants, which was based upon EMCORE's application of the Black-Scholes option-pricing model. The consequent expense was charged to "imputed warrant interest expense, non-cash."

     Equity in unconsolidated affiliates. Because EMCORE does not have a controlling economic and voting interest in its joint ventures, EMCORE accounts for these joint ventures under the equity method of accounting. For the fiscal year ended September 30, 1999, EMCORE incurred a net loss of $2.2 million related to the Uniroyal joint venture and a $2.5 million net loss related to the GELcore joint venture. For the fiscal year ended September 30, 2000, EMCORE incurred a net loss of $7.8 million related to the Uniroyal joint venture and a $5.4 million net loss related to the GELcore joint venture.

     Income Taxes. As a result of its losses, EMCORE did not incur any income tax expense in both fiscal years 1999 and 2000. As of September 30, 2000, the Company has net operating loss carryforwards for tax purposes of approximately $44.0 million that expire in the years 2003 through 2020. The Company believes that the consummation of certain equity transactions and a significant change in the ownership during fiscal years 1995, 1998 and 1999 have constituted a change in control under Section 382 of the Internal Revenue Code ("IRC"). Due to the change in control, the Company's ability to use its federal net operating loss carryovers and federal research credit carryovers to offset future income and income taxes, respectively, are subject to annual limitations under IRC Sections 382 and 383.

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

     Gross Profit. EMCORE's gross profit increased 32.0% from $19.1 million for the fiscal year ended September 30, 1998 to $25.2 million for the fiscal year ended September 30, 1999. As a percentage of revenue, gross profit decreased slightly from 43.6% of revenue for the fiscal year ended September 30, 1998 to 43.2% of revenue for the fiscal year ended September 30, 1999. During the first half of fiscal year 1999, EMCORE sold three compound semiconductor production systems for approximately $5.3 million to a joint venture in which it has a 49% minority interest. EMCORE deferred $1.3 million of gross profit on such sales. Such deferred gross profit is being recognized ratably over the assigned life of the production systems purchased by the joint venture.

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

     Other Expenses. During fiscal year 1996, EMCORE issued 5,151,766 detachable warrants along with subordinated notes to certain of its existing shareholders. EMCORE subsequently assigned a value to these detachable warrants issued using the Black-Scholes option-pricing model. EMCORE recorded the subordinated notes at a carrying value that is subject to periodic accretions, using the interest method. In June 1998, EMCORE issued 569,368 warrants to its Chairman and its Chief Executive Officer for providing a guarantee in connection with an $8.0 million 18-month credit facility with First Union National Bank entered into in 1998. EMCORE also assigned a value to these warrants using the Black-Scholes option-pricing model. The consequent expense of the subordinated note accretion and warrant value amortization is charged to "Imputed warrant interest expense, non-cash" and equaled approximately $601,000 and $950,000 for the fiscal years ended September 30, 1998 and 1999, respectively. The subordinated notes and the 18-month credit facility were repaid using a portion of the proceeds from the public offering, which was completed in June 1999.

     In order to fund its initial capital contribution for GELcore, EMCORE borrowed $7.8 million from General Electric in the form of a convertible subordinated debenture (the "Debenture"), with an interest rate of 4.75% and a May 2006 maturity date. This Debenture was converted to common stock in March 2000. In connection with this funding of EMCORE's initial capital contribution, General Electric received 564,020 warrants to purchase common stock at $11.44 per share. These warrants, which were to expire in 2006, were exercised in March 2000. EMCORE had assigned a value to these warrants using the Black-Scholes option-pricing model. The warrant value of $2.6 million was included in other assets and was being amortized over seven years. The consequent expense of the warrant amortization was charged to "Imputed warrant interest expense, non-cash" and equaled approximately $186,000 for the fiscal year ended September 30, 1999.

     For the fiscal year ended September 30, 1999, stated interest expense, net decreased by $107,000 to $866,000. On June 15, 1999, EMCORE completed the issuance of an additional 6.0 million common stock shares through a public offering, which resulted in proceeds of $52.0 million, net of issuance costs. A significant portion of those proceeds was used to repay all outstanding bank loans and subordinated notes.

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

     Income Taxes. As a result of its losses, EMCORE did not incur any income tax expense in both fiscal years 1998 and 1999. As of September 30, 1999, EMCORE has net operating loss carryforwards for tax purposes of approximately $24.0 million, which expire in the years 2003 through 2019. EMCORE believes that the consummation of certain equity transactions and a significant change in the ownership during fiscal years 1995, 1998 and 1999 has constituted a change in control under Section 382 of the Internal Revenue Code. Due to the change in control, EMCORE's ability to use its federal net operating loss carryovers and federal research credit carryovers to offset future income and income taxes, respectively, are subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code.

     Extraordinary Item. On June 15, 1999, EMCORE repaid its outstanding bank loans using a portion of the proceeds from the public offering. EMCORE also used a portion of the net proceeds to repurchase its outstanding 6.0% subordinated notes due 2001. The early extinguishment of debt resulted in an extraordinary charge of $1.3 million or $0.07 per share in fiscal year 1999 that consisted of $867,000 related to the discount on prepayment of the subordinated notes and $467,000 related to the write-off of related deferred financing costs.

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

(in thousands)                        Dec. 31,   Mar. 31,   June 30,   Sept. 30,  Dec. 31,   Mar. 31,   Jun. 30,  Sept. 30,
                                        1998       1999       1999       1999       1999       2000       2000      2000
Revenues.........................     $10,125    $16,072    $17,667    $14,477    $16,501    $23,925   $30,023    $34,057
Cost of revenues.................       6,016      9,203      9,853      8,086      9,778     13,989    17,537     19,997
                                      ------------------------------------------------------------------------------------
  Gross profit...................       4,109      6,869      7,814      6,391      6,723      9,936    12,486     14,060
Operating expenses:
  Selling, general &
    administrative...                   3,144      3,225      3,650      4,414      4,724      5,271     5,919      6,079
  Goodwill amortization..........       1,099      1,098      1,098      1,098      1,098      1,098     1,098      1,098
  Research & development.........       5,924      4,348      4,959      5,482      4,708      4,662     5,984     17,335
                                      ------------------------------------------------------------------------------------
Total operating expenses.........      10,167      8,671      9,707     10,994     10,530     11,031    13,001     24,512
                                      ------------------------------------------------------------------------------------
  Operating loss.................      (6,058)    (1,802)    (1,893)    (4,603)    (3,807)    (1,095)     (515)   (10,452)

Stated interest expense/
  (income), net..................         230        463        290      (117)       (78)      (615)   (1,951)    (1,848)
Imputed warrant interest
  expense, non-cash..............         316        317        410         93        163        680        -          -
Equity in net loss of
  unconsolidated affiliates......         276      1,395      1,311      2,015      2,766      3,047     2,896      4,556
                                      ------------------------------------------------------------------------------------
Total other expenses.............         822      2,175      2,011      1,991      2,851      3,112       945      2,708
                                      ------------------------------------------------------------------------------------
  Loss before income taxes.......      (6,880)    (3,977)    (3,904)    (6,594)    (6,658)    (4,207)   (1,460)   (13,160)

Provision for income taxes.......           -          -          -          -          -          -         -          -
                                      ------------------------------------------------------------------------------------
  Loss before extraordinary
    item.........................      (6,880)    (3,977)    (3,904)    (6,594)    (6,658)    (4,207)   (1,460)   (13,160)
Extraordinary loss...............           -          -      1,334          -          -          -         -          -
                                      ------------------------------------------------------------------------------------
  Net loss.......................     $(6,880)   $(3,977)   $(5,238)   $(6,594)   $(6,658)   $(4,207)  $(1,460)  $(13,160)

                                      ====================================================================================

                                      Dec. 31,   Mar. 31,   June 30,   Sept. 30,  Dec. 31,   Mar. 31,   Jun. 30,   Sept. 30,
                                        1998       1999       1999        1999      1999       2000       2000       2000
Revenues.........................      100.0%    100.0%     100.0%       100.0%     100.0%     100.0%    100.0%     100.0%
Cost of revenues.................       59.4      57.3       55.8         55.9       59.3       58.5      58.4       58.7
                                      -------------------------------------------------------------------------------------
  Gross profit...................       40.6      42.7       44.2         44.1       40.7       41.5      41.6       41.3
Operating expenses:
  Selling, general &
    administrative...............       31.0      20.1       20.7         30.5       28.6       22.0      19.7       17.8
  Goodwill amortization..........       10.9       6.8        6.2          7.6        6.7        4.6       3.7        3.2
  Research & development.........       58.5      27.0       28.1         37.9       28.5       19.5      19.9       50.9
                                      -------------------------------------------------------------------------------------
Total operating expenses.........      100.4      53.9       55.0         76.0       63.8       46.1      43.3       72.0
                                      -------------------------------------------------------------------------------------
  Operating loss.................      (59.8)    (11.2)     (10.8)       (31.9)     (23.1)      (4.6)     (1.7)     (30.7)


Stated interest expense/
  (income), net..................        2.3       2.9        1.6         (0.8)      (0.5)      (2.6)     (6.5)      (5.4)
Imputed warrant interest
  expense, non-cash..............        3.1       2.0        2.3          0.6        1.0        2.8       -          -
Equity in net loss of
  unconsolidated affiliates......        2.7       8.6        7.4         13.9       16.8       12.7       9.6       13.4
                                      -------------------------------------------------------------------------------------
Total other expenses.............        8.1      13.5       11.3         13.7       17.3       13.0       3.1        8.0
                                      -------------------------------------------------------------------------------------
  Loss before income taxes.......      (67.9)    (24.7)     (22.1)       (45.6)     (40.3)     (17.6)     (4.9)     (38.6)

Provision for income taxes.......          -         -          -            -          -          -         -          -
                                      -------------------------------------------------------------------------------------
  Loss before extraordinary
    item.........................      (67.9)    (24.7)     (22.1)       (45.6)     (40.3)     (17.6)     (4.9)     (38.6)
Extraordinary loss...............          -         -        7.6            -          -          -         -          -
                                      -------------------------------------------------------------------------------------
  Net loss.......................      (67.9)%   (24.7)%    (29.7)%      (45.6)%    (40.3)%    (17.6)%    (4.9)%    (38.6)%
                                      =====================================================================================

     EMCORE has experienced and expects to continue to experience significant fluctuations in quarterly results. Factors which have had an influence on and may continue to influence EMCORE's operating results in a particular quarter include, but are not limited to, the timing of receipt of orders, cancellation, rescheduling or delay in product shipment or supply deliveries, product mix, competitive pricing pressures, EMCORE's ability to design, manufacture and ship products on a cost effective and timely basis, including the ability of EMCORE to achieve and maintain acceptable production yields for wafers and devices, regional economic conditions and the announcement and introduction of new products by EMCORE and by its competitors. The timing of sales of EMCORE's TurboDisc production systems may cause substantial fluctuations in quarterly operating results due to the substantially higher per unit price of these products relative to EMCORE's other products. If the compound semiconductor industry experiences downturns or slowdowns, EMCORE's business, financial condition and results of operations may be materially and adversely affected.

Liquidity And Capital Resources

     EMCORE  has  funded  operations  to date  through  sales  of  equity,  bank borrowings, subordinated debt and revenues from product sales. In June 1999, EMCORE completed a secondary public offering and raised approximately $52.0 million, net of issuance costs. In March 2000, EMCORE completed an additional public offering and raised approximately $127.5 million, net of issuance costs. As of September 30, 2000, EMCORE had working capital of approximately $111.6 million, including $101.7 million in cash, cash equivalents and marketable securities.

     Operating activities generated $7.6 million in fiscal year 2000, an increase of $22.8 million when compared to prior year's net cash used by operations of $15.2 million. For the quarter ended September 30, 2000, EMCORE experienced its second consecutive quarter of significant positive cash flow from operating activities. The increase in cash for the year ended was primarily due to increases in customer deposits, EMCORE's equity in net loss of unconsolidated affiliates and non-cash depreciation and amortization expense. These amounts were partially offset by EMCORE's net loss and increases in both inventory and accounts receivable. Net cash used for investment activities amounted to $104.6 million, which represents an increase of 234.7 or $73.3 million from the prior year. In fiscal year 2000, EMCORE's capital expenditures totaled $33.8 million which was used primarily for capacity expansion at both New Jersey and New Mexico's manufacturing facilities. EMCORE quadrupled its production capacity for GaInP HBTs and pHEMTs to meet wireless and fiber optic market demands. EMCORE's net investment in marketable securities totaled $50.9 million. During fiscal year 2000, EMCORE invested $20.0 million in its joint ventures, $8.4 million into GELcore and $11.6 million into UOE. Net cash provided by financing activities for the fiscal year ended September 30, 2000 amounted to approximately $140.7 million, primarily from the sale of 2.0 million common stock shares to the public which resulted in proceeds of $127.5 million, net of issuance costs.

     In March 1997, EMCORE entered into a $10.0 million loan agreement with its bank (the "Loan Agreement") that had an interest rate equal to the prime rate plus 50 basis points. In December 1999, EMCORE's Loan Agreement was extended through January 31, 2001. The Loan Agreement's financial covenants were modified under the third amendment, and management believes that EMCORE will be able to comply with such requirements. EMCORE was in compliance with all covenants and no amounts were outstanding under this facility at September 30, 2000.

     EMCORE's planned capital expenditures are expected to total approximately $50.0 million during fiscal year 2001. EMCORE is currently engaged in construction activities relating to a new 36,000 square foot, 2-story building at the Sandia Technology Park site, in Albuquerque, New Mexico and completion of the third and final stages of expansion at the Somerset, NJ, manufacturing facilities. The 2001 expansion in Somerset, NJ involves an expected $12.0 million purchase of two buildings to be used for manufacturing of RF materials, devices and MOCVD production tools. Capital spending in fiscal year 2001 also includes upgrading manufacturing facilities, continued investment in analytical and diagnostic research and development equipment, upgrading and purchasing computer equipment and the manufacture of TurboDisc MOCVD production systems for production of materials-related products.

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

     In 1992, EMCORE received a royalty bearing, non-exclusive license under a patent held by Rockwell International Corporation which relates to an aspect of the manufacturing process used by its TurboDisc systems. In October 1996, EMCORE initiated discussions with Rockwell to receive additional licenses to permit EMCORE to use this technology to manufacture and sell compound semiconductor wafers and devices. In November 1996, EMCORE suspended these negotiations because of litigation surrounding the validity of the Rockwell patent. EMCORE also ceased making royalty payments to Rockwell under the license during the pendency of the litigation. In January 1999, the case was settled and a judgment was entered in favor of Rockwell. As a result, EMCORE may be required to pay royalties to Rockwell for certain of its past sales of wafers and devices to its customers who did not hold licenses directly from Rockwell. Management has reviewed and assessed its likely royalty obligations and believes that it has the appropriate amounts reserved at September 30, 2000. If EMCORE is required to pay Rockwell amounts in excess of its reserves, its business, financial condition and results of operations could be materially and adversely affected.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of these instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. EMCORE will be required to adopt this standard, as amended, in its fiscal year ending September 30, 2001. Management believes that adopting this statement will not have a material impact on the financial position, results of operations or cash flows of EMCORE.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101. ("SAB 101") "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB 101 by the fourth quarter of fiscal year 2001 and is currently determining the impact such adoption will have on its consolidated financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     During fiscal year 2000, EMCORE invested some of the proceeds from its March 2000 public offering into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. No other material changes in market risk were identified.

     During fiscal year 2000, EMCORE repaid all outstanding bank term loans. EMCORE has no debt outstanding as of September 30, 2000.

Item 8.  Financial Statements and Supplementary Data

                               EMCORE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        As of September 30, 1999 and 2000
                        (in thousands, except share data)

ASSETS                                                       1999         2000

Current assets:
  Cash and cash equivalents............................... $ 7,165      $50,849
  Marketable securities...................................       -       50,896
  Accounts receivable, net of allowance for doubtful
    accounts of $563 and $1,065 at September 30, 1999
    and 2000, respectively................................  11,423       18,240
  Accounts receivable - related parties...................   2,480        2,334
  Inventories, net........................................  13,990       30,724
  Prepaid expenses and other current assets...............     389        1,829
                                                           ---------------------
    Total current assets..................................  35,447      154,872
Property, plant and equipment, net........................  46,282       69,701
Goodwill, net.............................................   5,126          734
Investments in unconsolidated affiliates..................   9,496       17,015
Other assets, net.........................................   3,260        1,580
                                                           ---------------------
   Total assets........................................... $99,611     $243,902
                                                           =====================

                      LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................ $ 5,359     $ 16,512
  Accrued expenses........................................   4,173        6,083
  Advanced billings.......................................   4,350       20,278
  Capitalized lease obligation - current..................     713           72
  Other current liabilities...............................     162          340
                                                           ---------------------
    Total current liabilities.............................  14,757       43,285
Convertible subordinated debenture........................   7,800            -
Capitalized lease obligation, net of current portion......     141           75
Other liabilities.........................................   1,097        1,220
                                                           ---------------------
    Total liabilities.....................................  23,795       44,580
                                                           ---------------------
Commitments and contingencies
Mandatorily redeemable convertible preferred stock,
  1,030,000 shares issued and outstanding at
  September 30, 1999......................................  14,193            -

Shareholders' equity:
Preferred stock, $0.0001 par, 5,882,353 shares
  authorized..............................................       -            -
Common stock, no par value, 100,000,000 shares
  authorized, 26,707,614 shares issued and
  outstanding at September 30, 1999; 33,974,698
  shares issued and 33,968,426 outstanding at
  September 30, 2000...................................... 152,426      314,780
Accumulated deficit....................................... (83,256)    (108,864)
Notes receivable..........................................  (7,547)      (6,355)
Treasury stock............................................       -         (239)
                                                           ---------------------
  Total shareholders' equity..............................  61,623      199,322
                                                           ---------------------
  Total shareholders' equity and mandatorily
    redeemable preferred stock............................  75,816      199,322
                                                           ---------------------
  Total liabilities, shareholders' equity and
    mandatorily redeemable preferred stock................ $ 99,611    $243,902
                                                           =====================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               EMCORE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended September 30, 1998, 1999 and 2000
                      (in thousands, except per share data)

                                                      1998      1999      2000

Revenues:
  Systems-related...............................   $ 26,324   $44,477   $65,788
  Materials-related.............................     17,436    13,864    38,718
                                                   -----------------------------
    Total revenues..............................     43,760    58,341   104,506

Cost of revenues:
  Systems-related...............................     15,942    26,522    37,775
  Materials-related.............................      8,734     6,636    23,526
                                                   -----------------------------
    Total cost of revenues......................     24,676    33,158    61,301
                                                   -----------------------------
      Gross profit..............................     19,084    25,183    43,205

Operating expenses:
  Selling, general and administrative...........     14,082    14,433    21,993
  Goodwill amortization.........................      3,638     4,393     4,392
  Research and development - recurring..........     16,495    20,713    32,689
  Research and development - one time
    acquired in-process, non-cash...............     19,516         -         -
                                                   -----------------------------
    Total operating expenses....................     53,731    39,539    59,074
                                                   -----------------------------

      Operating loss............................    (34,647)  (14,356)  (15,869)

Other (income) expense:
  Interest income...............................       (448)     (751)   (4,834)
  Interest expense..............................      1,421     1,617       342
  Imputed warrant interest expense, non-cash....        601     1,136       843
  Equity in net loss of unconsolidated
    affiliates..................................        198     4,997    13,265
                                                   -----------------------------
    Total other expenses........................      1,772     6,999     9,616

Loss before extraordinary item..................    (36,419)  (21,355)  (25,485)

  Extraordinary item - loss on early
    extinguishment of debt......................          -     1,334         -
                                                   -----------------------------

Net loss........................................   $(36,419) $(22,689) $(25,485)
                                                   ============================-

Per share data:
Weighted average basic and diluted shares
  outstanding used in per share data
  calculations..................................     17,550    21,180    31,156
                                                   -----------------------------

Loss per basic and diluted share before
  extraordinary item............................   $  (2.08) $  (1.03) $  (0.82)
                                                   =============================
Net loss per basic and diluted share............   $  (2.08) $  (1.09) $  (0.82)
                                                   =============================

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                        EMCORE CORPORATION
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              As of September 30, 1998, 1999 and 2000

(in thousands)
                                                       Common Stock                      Shareholders'                    Total
                                                    -----------------      Accumulated      Notes         Treasury     Shareholders'
                                                    Shares     Amount        Deficit      Receivable       Stock         Equity
                                                    ------------------     -----------   -------------    --------     -------------
     Balance at September 30, 1997...............    12,001    $ 45,817     $(23,777)      $  (209)            -         $21,831

Issuance of common stock purchase warrants.......                 1,310                                                    1,310

Issuance of common stock on exercise of
  warrants in exchange for note receivable.......     3,656       7,458                     (7,458)                            -

Issuance of common stock and common stock
  purchase options and warrants in connec-
  tion with the acquisition of MODE..............     2,924      32,329                                                   32,329

Stock option exercise............................        72          83                                                       83

Stock purchase warrant exercise..................        11          23                                                       23

Issuance of common stock on exercise of
  warrants in exchange for subordinated notes....        35          72                                                       72

Compensatory stock issuance......................        53         351                                                      351

Net loss.........................................                            (36,419)                                    (36,419)
                                                     -------------------------------------------------------------------------------

     Balance at September 30, 1998...............    18,752     $87,443     $(60,196)      $(7,667)            -         $19,580

Preferred stock dividends........................                               (319)                                       (319)

Accretion of redeemable preferred stock to
  redemption value...............................                                (52)                                        (52)

Issuance of common stock purchase warrants.......                 2,596                                                    2,596

Issuance of common stock from public offering,
  net of issuance cost of $5,000.................     6,000      52,000                                                   52,000

Stock option exercise............................       220         376                                                      376

Stock purchase warrant exercise..................       643       2,450                                                    2,450

Conversion of mandatorily redeemable
  convertible preferred stock into common
  stock..........................................     1,040       7,125                                                    7,125

Redemptions of shareholders' notes receivable....                                              120                           120

Compensatory stock  issuance.....................        53         436                                                      436

Net loss.........................................                            (22,689)                                    (22,689)
                                                     -------------------------------------------------------------------------------

     Balance at September 30, 1999...............    26,708    $152,426     $(83,256)      $(7,547)               -      $61,623

Preferred stockdividends.........................                                (83)                                        (83)

Accretion of redeemable preferred stock to
  redemption value...............................                                (40)                                        (40)

Issuance of common stock purchase warrants.......                   689                                                      689

Issuance of non-qualified stock options to
  equity investee................................                   835                                                      835

Issuance of common stock from public
  offering, net of issuance cost of $8,500.......     2,000     127,500                                                  127,500

Stock option exercise............................       506       2,197                                                    2,197

Stock purchase warrant exercise..................     1,996       10,874                                                  10,874
Conversion of mandatorily redeemable con-
  vertible preferred stock into common stock.....     2,060       14,193                                                  14,193

Purchase of treasury stock.......................        (6)                                                   (239)        (239)

Redemptions of shareholders' notes receivable....                                            1,192                         1,192

Compensatory stock issuance......................        23          566                                                     566

Conversion of convertible subordinated notes
  into common stock..............................       682        5,500                                                   5,500

Net loss.........................................                            (25,485)                                    (25,485)
                                                     -------------------------------------------------------------------------------

     Balance at September 30, 2000...............    33,969     $314,780   $(108,864)      $(6,355)           $(239)    $199,322
                                                     ===============================================================================

              The accompanying  notes are an integral part of these consolidated financial statements.

                               EMCORE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1998, 1999 and 2000
                                 (in thousands)

                                                 1998        1999        2000
Cash flows from operating activities:
Net loss.................................     $(36,419)   $(22,689)   $(25,485)
Adjustments to reconcile net loss
  to net cash provided by (used
  for) operating activities:
  Acquired in-process research and
  development, non-cash..................       19,516           -           -
  Depreciation and amortization..........        8,767      11,575      14,955
  Provision for doubtful accounts........        1,118         390         780
  Provision for inventory valuation......          120          40         313
  Deferred gain on sale to unconsol-
  idated affiliate.......................            -       1,259         301
  Non-cash charges on warrant issuances..          601       1,136         843
  Extraordinary loss on early
  extinguishment of debt.................            -       1,335           -
  Equity in net loss of unconsolidated
  affiliates.............................          198       4,997      13,265
  Compensatory stock issuance............          351         436         566
Change in assets and liabilities:
  Accounts receivable - trade............            2      (4,375)     (7,597)
  Accounts receivable - related
  parties................................        2,000      (1,980)        146
  Inventories............................       (5,243)     (1,585)    (17,047)
  Prepaid expenses and other current
  assets.................................          (64)       (140)     (1,440)
  Other assets...........................         (624)        (69)       (983)
  Accounts payable.......................        7,950      (6,664)     11,153
  Accrued expenses.......................         (970)        (24)      1,910
  Advanced billings......................        1,182       1,170      15,928
  Unearned service revenue...............          (72)        (53)          -
                                              ----------------------------------

Total adjustments........................       34,832       7,448      33,093
                                              ----------------------------------
Net cash and cash equivalents (used
  for) provided by operating activities..       (1,587)    (15,241)      7,608

Cash flows from investing activities:
  Purchase of property, plant, and
  equipment..............................      (22,132)    (17,110)    (33,755)
  Acquisition, cash acquired.............          193           -           -
  Investments in marketable securi-
  ties, net..............................            -           -     (50,896)
  Investments in unconsolidated
  affiliates.............................         (490)    (14,203)    (19,949)
  (Funding) payments of restricted
  cash...................................          250          62           -
                                              ----------------------------------
Net cash and cash equivalents used
  for investing activities...............      (22,179)    (31,251)   (104,600)

Cash flows from financing activities:
  Proceeds from public stock offering,
  net of issuance cost of $8,500.........            -           -     127,500
  Proceeds from preferred stock
  offering, net of issuance cost of
  $500...................................            -      21,200           -
  Proceeds from public stock offer-
  ing, net of issuance cost of
  $5,000.................................            -      52,000           -
  Proceeds under convertible subordi-
  nated debenture........................            -       7,800           -
  Proceeds (payments) under bank
  loans..................................       17,950     (17,950)          -
  Proceeds (payments) under notes
  payable - related party................        7,000      (7,000)          -
  Payments on demand note facility
  and subordinated debt..................            -      (8,563)          -
  Proceeds from exercise of stock
  purchase warrants......................           23       2,164      10,874
  Proceeds from exercise of stock
  options................................           83         376       2,197
  Payments on capital lease obliga-
  tions..................................         (487)       (573)       (715)
  Purchase of treasury stock.............            -           -        (239)
  Dividends paid on preferred stock......            -        (253)       (133)
  Proceeds from shareholders' notes
  receivable.............................            -           -       1,192
                                              ----------------------------------
Net cash and cash equivalents
  provided by financing activities.......       24,569      49,201     140,676
                                              ----------------------------------
Net increase in cash and cash
  equivalents............................          803       2,709      43,684

Cash and cash equivalents, beginning
  of year................................        3,653       4,456       7,165
                                              ----------------------------------
Cash and cash equivalents, end of
  year...................................     $  4,456    $  7,165    $ 50,849

Supplemental disclosures of cash flow
  information:
  Cash paid for interest.................     $  1,347    $  1,739    $    351

Non-cash Investing and Financing
  Activities:
  Common stock issued on the exercise
  of warrants in exchange for subordi-
  nated notes............................           72           -       7,800

  Issuance of common stock on the
  exercise of warrants in exchange for
  notes receivable.......................        7,458           -           -

  Issuance of common stock, common
  stock purchase options and warrants
  in connection with the acquisition
  of MicroOptical Devices, Inc...........       32,329           -           -

  Conversion of mandatorily redeem-
  able convertible preferred stock to
  common stock...........................            -       7,280      14,420

Reference is made to Note 8 - Debt Facilities - for disclosure relating to certain non-cash warrant issuance. Reference is made to Note 11 - Stockholders' Equity - for disclosure relating to certain non-cash equity transactions.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

EMCORE Corporation
Notes to Consolidated Financial Statements

As of September 30, 1999 and 2000 and
for the years ended September 30, 1998, 1999 and 2000

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

     Marketable Securities. The Company accounts for its investment in marketable securities as available for sale securities in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses for these securities are excluded from earnings and reported net of tax as a separate component of shareholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. Fair values are determined by reference to market prices for securities as quoted based on publicly traded exchanges. At September 30, 2000, the Company's available for sale marketable securities were comprised of debt securities. The fair value of these debt securities at September 30, 2000 approximated cost. At September 30, 2000, the Company's available for sale debt securities were comprised of $25.4 million of U.S. government debt securities, $13.3 million of corporate debt securities, $11.2 million of municipal bonds and $1.0 million of other debt securities. The contractual maturities for all available for sale debt securities will occur during fiscal 2001. The Company did not record any realized gains or losses on sales of available-for-sale debt securities during fiscal 2000.

     Inventories. Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Reserves are established for slow moving or obsolete inventory based upon historical and anticipated usage.

     Property, Plant and Equipment. Property, plant and equipment are stated at cost. Significant renewals and betterments are capitalized. Maintenance and repairs, which do not extend the useful lives of the respective assets, are expensed. Depreciation is recorded using the straight-line method over the estimated useful lives of the applicable assets, which range from three to forty years. Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the improvements, whichever is less. Depreciation expense includes the amortization of capital lease assets. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation accounts are adjusted accordingly, and any resulting gain or loss is recorded in current operations.

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

     Other Assets. Included in other assets are various deferred costs and warrant valuation costs. The deferred costs are primarily related to obtaining product patents that enhance and maintain the Company's intellectual property position. These patent costs are being amortized on a straight-line basis over five years or the remaining life of the patent, whichever is less. Total patent amortization expense amounted to approximately $79,000, $143,000 and $219,000 for the years ended September 30, 1998, 1999 and 2000, respectively. In May 1999, EMCORE issued 564,020 common stock purchase warrants to General Electric for financing EMCORE's initial capital contribution in the GELcore joint venture through the issuance of a $7.8 million convertible subordinated debenture. The warrants were assigned a value of $2.6 million using the Black-Scholes option pricing model and were included in other assets as a deferred financing cost. The asset was being amortized over the life of the subordinated debenture. In March 2000, General Electric converted the subordinated debenture into 681,968 shares of common stock. In conjunction with recording the conversion, the unamortized warrant value of approximately $2.3 million was charged against common stock as an equity issuance cost. Amortization expense related to these warrants, recorded as imputed warrant interest expense, amounted to $186,000 and $154,000 for the years ended September 30, 1999 and 2000, respectively.

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

     Revenue and Cost Recognition - Contract Revenue. The Company's research contracts require the development or evaluation of new materials applications and have a duration of six to thirty-six months. For research contracts with the U.S. Government and commercial enterprises with a duration greater than six months, the Company recognizes revenue to the extent of costs incurred plus the estimated gross profit as stipulated in such contracts, based upon contract performance. Contracts with a duration of six months or less are accounted for on the completed contract method. A contract is considered complete when all costs, except insignificant items, have been incurred, and the research reporting requirements to the customer have been met. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs, as well as coverage of certain general and administrative costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenues from contracts amounted to approximately $438,000, $1.4 million and $2.5 million for the years ended September 30, 1998, 1999 and 2000, respectively.

     Research and Development. Research and development costs are charged to expense as incurred.

     Fair Value of Financial Instruments. The Company estimates the fair value of its financial instruments based upon discounted cash flow analyses using the Company's incremental borrowing rate on similar instruments as the discount rate. As of September 30, 1999 and 2000, the carrying values of the Company's cash, cash equivalents, marketable securities, accounts receivables and accounts payable as reflected on the Company's accompanying balance sheet approximates fair value.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company's most significant estimates relate to accounts receivable and inventory valuation reserves, warranty and installation accruals and the valuation of long-lived assets.

     Concentration of Credit Risk. Financial instruments, which may subject the Company to a concentration of credit risk, consist primarily of cash equivalents, marketable securities and accounts receivable. Marketable securities consist primarily of high-grade corporate debt, commercial paper, government securities and other investments at interest rates that vary by security. The Company's cash equivalents consist primarily of money market funds. The Company has maintained cash balances with certain financial institutions in excess of the $100,000 insured limit of the Federal Deposit Insurance Corporation. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. To reduce credit risk and to fund manufacturing costs, the Company requires periodic prepayments or irrevocable letters of credit on most production system orders. The Company maintains reserves for potential credit losses based upon the credit risk of specified customers, historical trends and other information. The Company's credit losses generally have not exceeded its expectations. Although such losses have been within management's expectations to date, there can be no assurance that such reserves will continue to be adequate.

Recent Financial Accounting Pronouncements

     In June 1998, the FASB issued SFAS No.133, Accounting for Derivatives Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of these instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company is required to adopt this standard, as amended, effective January 1, 2001. Management believes that adopting this statement will not have a material impact on the financial position, results of operations, or cash flows of the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101. ("SAB 101") "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB 101 by the fourth quarter of fiscal year 2001 and is currently determining the impact such adoption will have on its consolidated financial statements.

NOTE 3.  Earnings Per Share

     The Company accounts for earnings per share under the provision of Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per common share was calculated by dividing net loss by the weighted average number of common stock shares outstanding during the period. The effect of outstanding common stock purchase options and warrants, the number of shares available to be issued upon the conversion of the Company's Series I Preferred Stock and the number of shares to be issued upon conversion of the convertible subordinated debenture have been excluded from the earnings per share calculation since the effect of such securities is anti-dilutive. The following table reconciles the number of shares utilized in the earnings per share calculations.

                                                                     For the fiscal years ended September 30,

(in thousands, except per share data)                               1998            1999         2000
Loss before extraordinary item..............................      ($36,419)       ($21,355)    ($25,485)
  Extraordinary item, loss on early retirement of
  debt......................................................             -           1,334            -
                                                                  --------------------------------------
Net loss....................................................      ($36,419)       ($22,689)    ($25,485)
  Preferred stock dividends.................................             -             319           83
  Periodic accretion of preferred stock to redemption
  value.....................................................             -              52           40
                                                                  --------------------------------------
Net loss attributable to common shareholders................      ($36,419)       ($23,060)    ($25,607)
                                                                  ======================================

Weighted average of outstanding common shares - basic.......        17,550          21,180       31,156
  Effect of dilutive securities:
    Stock option and warrants...............................             -               -            -
    Preferred stocks........................................             -               -            -
    Convertible subordinated debenture......................             -               -            -
                                                                  --------------------------------------
Weighted average of outstanding common shares - diluted.....        17,550          21,180       31,156
                                                                  ======================================

Loss per basic and diluted share before extraordinary item..        ($2.08)         ($1.03)      ($0.82)
                                                                  ======================================
Net loss per basic and diluted share........................        ($2.08)         ($1.09)      ($0.82)
                                                                  ======================================

NOTE 4.  Joint Ventures

     In May 1999, General Electric Lighting and the Company formed GELcore, a joint venture to develop and market High Brightness Light-Emitting Diode ("HB LED") lighting products. General Electric Lighting and the Company have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. Under the terms of the joint venture agreement, the Company has a 49% non-controlling interest in the GELcore venture and accounts for its investment under the equity method of accounting. In fiscal year 2000, the Company invested an additional $9.7 million in this venture and recognized a loss of $5.4 which has been recorded as a component of other income and expense. As of September 30, 2000, the Company's net investment in this joint venture amounted to $9.6 million.

     In March 1997, the Company and a subsidiary of Uniroyal Technology Corporation formed Uniroyal Optoelectronics LLC, a joint venture, to manufacture, sell and distribute HB LED wafers and package-ready devices. Under the terms of the joint venture agreement, the Company has a 49% non-controlling interest in this joint venture and accounts for its investment under the equity method of accounting. In fiscal year 2000, the Company invested an additional $11.6 million in this venture and recognized a loss of $7.8 million which has been recorded as a component of other income and expense. As of September 30, 2000, the Company's net investment in this joint venture amounted to $7.5 million.

NOTE 5.  Inventories

     The components of inventories consisted of the following:

            (in thousands)                  As of September 30,
                                            1999           2000

Raw materials                             $ 9,146        $19,594
Work-in-process                             3,620          8,831
Finished goods                              1,224          2,299
                                          ----------------------
                 Total                    $13,990        $30,724
                                          ======================

NOTE 6.  Property, Plant and Equipment

     Major classes of property and equipment are summarized below:

    (in thousands)                          As of September 30,
                                            1999           2000

Land                                      $ 1,029        $ 1,502
Building                                    9,179         16,427
Equipment                                  41,225         56,216
Furniture and fixtures                      4,880          7,373
Leasehold improvements                     10,764         17,472
Property and equipment
  under capital lease                       2,164          2,171
                                          -----------------------
                                           69,241        101,161
Less: accumulated depreciation and
      amortization                        (22,959)       (31,460)
                                          -----------------------
                 Total                    $46,282        $69,701
                                          =======================

     At September 30, 2000, minimum future lease payments due under the capital leases are as follows:

   (in thousands)
   Period ending:
            September 30, 2001                $95
            September 30, 2002                 43
            September 30, 2003                 17
            September 30, 2004                  7
            September 30, 2005                  1
                                         ---------
   Total minimum lease payments               163
   Less: amount representing interest
   (imputed interest rate of 14.4%)          (16)
                                         ---------
   Net minimum lease payments                 147
   Less:  current portion                      72
                                         ---------
   Long-term portion                          $75
                                         =========

     Depreciation on owned property and equipment amounted to approximately $4.7 million, $6.6 million and $8.0 million for the years ended September 30, 1998, 1999 and 2000, respectively. Accumulated amortization on assets accounted under capital leases amounted to approximately $834,000 and $1.3 million as of September 30, 1999 and 2000, respectively.

     Included in equipment are twenty-seven systems and twenty-nine systems with a combined net book value of approximately $15.6 million and $21.0 million at September 30, 1999 and 2000, respectively. Such systems are utilized for the production of compound semiconductor wafers and package-ready devices for sale to third parties, systems demonstration purposes, system sales support, in-house materials applications, internal research and contract research funded by third parties.

NOTE 7.  Accrued Expenses

     Accrued expenses consisted of the following:

      (in thousands)                           As of September 30,
                                               1999           2000

Salary and other compensation costs....       $1,631         $2,614
Installation and warranty costs........          929          1,277
Other..................................        1,613          2,192
                                              ---------------------
                 Total                        $4,173         $6,083
                                              =====================


NOTE 8.  Debt Facilities

Convertible Subordinated Debenture

     In May 1999, in connection with the GELcore venture, General Electric funded the Company's initial capital contribution of $7.8 million in GELcore. The funding was in the form of a subordinated debenture (the "Debenture") with an interest rate of 4.75%. The Debenture was to mature in 2006 and was convertible into common stock of the Company at the conversion price of $11.44 or 681,968 shares. In addition, General Electric also received 564,020 warrants to purchase common stock at $11.44 per share. These warrants are exercisable at any time and expire in 2006. These warrants were valued using Black Scholes model, resulting in a valuation of $2.6 million, which was included in other assets as a deferred financing cost. The asset was being amortized over the life of the Debenture. In March 2000, General Electric converted the subordinated debenture into 681,968 shares of common stock. In conjunction with recording the conversion, the unamortized warrant value of approximately $2.3 million was charged against common stock as an equity issuance cost.

Bank Loans

     In March 1997, EMCORE entered into a $10.0 million loan agreement with its bank (the "Loan Agreement") that had an interest rate equal to the prime rate plus 50 basis points. In December 1999, EMCORE's Loan Agreement was extended through January 31, 2001. The Loan Agreement's financial covenants were modified under this amendment, and management believes that EMCORE will be able to comply with such requirements. EMCORE was in compliance with all covenants and no amounts were outstanding under this facility at September 30, 2000.

Extraordinary Items:

     On June 15, 1999, the Company repaid its outstanding bank loans using a portion of the proceeds from its June 1999 public offering. The Company also used a portion of the net proceeds to repurchase its outstanding 6.0%
subordinated notes due 2001. The early extinguishment of debt resulted in an extraordinary charge of $1.3 million or $0.06 per share in fiscal year 1999 that consisted of the following:

                                                                  (in thousands)

Extraordinary items:
Discount on prepayment of 6% subordinated notes due 2001..........    $  867
Write-off of related deferred financing costs.....................       467
                                                                      ------
Net extraordinary loss............................................    $1,334
                                                                      ======

NOTE 9.  Commitments and Contingencies

     The Company leases its main manufacturing facility of 80,000 square feet under an operation lease expiring in 2005. The Company leases certain equipment under non-cancelable operating leases. Facility and equipment rent expense under such leases amounted to approximately $637,000, $761,000 and $921,000 for the years ended September 30, 1998, 1999 and 2000, respectively.

     Future minimum rental payments under the Company's non-cancelable operating leases with an initial or remaining term of one year or more as of September 30, 2000 are as follows:

(in thousands)
Period ending:                           Operating
                                        ------------
          September 30, 2001                   $570
          September 30, 2002                    280
          September 30, 2003                    276
          September 30, 2004                     92
          September 30, 2005                      -
                                        ------------
     Total minimum lease payments            $1,218
                                        ------------

     In 1992, EMCORE received a royalty bearing, non-exclusive license under a patent held by Rockwell International Corporation which relates to an aspect of the manufacturing process used by its TurboDisc systems. In October 1996, EMCORE initiated discussions with Rockwell to receive additional licenses to permit EMCORE to use this technology to manufacture and sell compound semiconductor wafers and devices. In November 1996, EMCORE suspended these negotiations because of litigation surrounding the validity of the Rockwell patent. EMCORE also ceased making royalty payments to Rockwell under the license during the pendency of the litigation. In January 1999, the case was settled and a judgment was entered in favor of Rockwell. As a result, EMCORE may be required to pay royalties to Rockwell for certain of its past sales of wafers and devices to its customers who did not hold licenses directly from Rockwell. Management has reviewed and assessed its likely royalty obligations and believes that it has the appropriate amounts reserved at both September 30, 1999 and 2000. If EMCORE is required to pay Rockwell amounts in excess of its reserves, its business, financial condition and results of operations could be materially and adversely affected.

     The Company is from time to time involved in litigation incidental to the conduct of its business. Management and its counsel believe that such pending litigation will not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

NOTE 10.  Income Taxes

     The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


     The principal differences between the U.S. statutory and effective income tax rates were as follows:

                                               For the years ended September 30,

                                                  1998        1999        2000

US statutory income tax benefit rate             (34.0)%     (34.0)%     (34.0)%
State rate, net of federal benefit                (5.9)%      (5.9)%      (5.9)%
Acquired in-process research and development      18.2%         -           -
Change in valuation allowance                     19.8%       35.0%       33.9%
Non-deductible amortization                        3.4%        4.8%        6.0%
Other                                             (1.5)%       0.1%         -
                                                 -------------------------------
     Effective tax rate                             -           -           -
                                                 ===============================

     As a result of its losses, the Company did not incur any income tax expense during the years ended September 30, 1998, 1999 and 2000. The components of the Company's net deferred taxes were as follows:

  (in thousands)                                         For the years ended
                                                             September 30,
Deferred tax assets:                                      1999          2000

  Federal net operating loss carryforwards              $11,800        $13,557
  Research credit carryforwards (state and federal)       1,554          2,937
  Inventory reserves                                        133            179
  Accounts receivable reserves                              191            362
  Fixed assets                                            2,325              -
  Interest                                                  386            287
  Accrued installation reserve                              146            177
  Accrued warranty reserve                                  157            256
  State net operating loss carryforwards                  1,336          2,268
  Other                                                     569            158
  Valuation reserve - federal                           (15,430)       (13,455)
  Valuation reserve - state                              (2,936)        (4,263)
                                                        -----------------------
     Total deferred tax assets                             231          2,463

Deferred tax liabilities:
  Fixed assets and intangibles                            (231)        (2,463)
                                                        -----------------------
     Net deferred taxes                                 $   -         $    -
                                                        -----------------------

     The Company has established a valuation reserve as it has not determined that it is more likely than not that the net deferred tax asset is realizable, based upon the Company's past earnings history.

     As of September 30, 2000, the Company has net operating loss carryforwards for tax purposes of approximately $44.0 million that expire in the years 2003 through 2020. The Company believes that the consummation of certain equity transactions and a significant change in the ownership during fiscal years 1995, 1998 and 1999 have constituted a change in control under Section 382 of the Internal Revenue Code ("IRC"). Due to the change in control, the Company's ability to use its federal net operating loss carryovers and federal research credit carryovers to offset future income and income taxes, respectively, are subject to annual limitations under IRC Sections 382 and 383.

NOTE 11.  Stockholders' Equity

     Preferred Stock: The Company's certificate of incorporation authorizes the Board of Directors to issue up to 5,882,352 shares of preferred stock of the Company upon such terms and conditions having such rights, privileges and preferences as the Board of Directors may determine.

     Public Offerings: On June 15, 1999, the Company completed the issuance of an additional 6.0 million common stock shares through a public offering, which resulted in proceeds of $52.0 million, net of issuance costs of $5.0 million. On January 19, 2000, the Company filed a shelf registration statement (the "Shelf Registration Statement") with the Securities and Exchange Commission to offer from time to time up to 4.0 million shares of common stock. The Shelf Registration Statement became effective on February 4, 2000. On March 1, 2000, the Company completed the issuance of 2.0 million common stock shares under the Shelf Registration Statement that resulted in proceeds of $127.5 million, net of issuance costs of $8.5 million. A portion of the proceeds was used to repay all outstanding bank indebtedness. The majority of the funds will be used to expand manufacturing capacity for new data communications and wireless products, to fund additional investments in the Company's joint ventures and for other general corporate purposes.

     Private Placement Offering: On November 30, 1998, the Company sold an aggregate of 1,550,000 shares of Series I Redeemable Convertible Preferred Stock (the "Series I Preferred Stock") for aggregate consideration of $21.7 million before deducting costs and expenses, which amounted to approximately $500,000. The Series I Preferred Stock was recorded net of issuance costs. The excess of the preference amount over the carrying value was being accreted by periodic charges to accumulated deficit. The Series I Preferred Stock carried a dividend of 2% per annum that was charged to accumulated deficit. In June 1999, 520,000 shares of the Series I Preferred Stock were converted into common stock. During the six-month period ended March 31, 2000, the remaining 1,030,000 shares of the Series I Preferred Stock were converted into common stock.

     Common Stock: In February 1999, an amendment to the Certificate of Incorporation increased the number of no par value common stock shares that the Company is authorized to issue to 50,000,000 million shares. The Certificate of Incorporation was amended, effective December 22, 2000, to effect a two-for-one (2:1) split of the common stock. As a result, as of the effective date of the amendment, the Certificate of Incorporation authorizes the Company to issue up to 100,000,000 shares of common stock, with no par value. The amendment did not change the number of authorized shares or other provisions relating to the preferred stock. All references in these financial statements to common stock and per share data have been adjusted to reflect the common stock split that was effective on September 18, 2000.

     Future Issuances: At September 30, 2000, the Company has reserved a total of 6,712,968 shares of its common stock for future issuances as follows:


                                                                                Number of shares
For exercise of outstanding warrants to purchase common stock                       2,407,430
For exercise of outstanding common stock options                                    3,770,676
For future common stock option awards                                                  34,862
For future issuances to employees under the Employee Stock Purchase Plan              500,000
                                                                                    ---------
                                Total reserved                                      6,712,968
                                                                                    ---------

NOTE 12.  Stock Options and Warrants

     All share amounts have been restated to reflect EMCORE's two-for-one (2:1) common stock split that was effective on September 18, 2000.

     Stock Option Plan. As of September 30, 2000, the Company's Amended and Restated Incentive and Non-Statutory Stock Option Plan (the " Option Plan") has authorized the grant of options for up to 4,194,118 shares of the Company's common stock. As of September 30, 2000, 34,862 options were available for issuance under the Company's Option Plan. Certain options under the Option Plan are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

     During fiscal 2000, options with respect to 1,858,602 were granted pursuant to the Company's option plan at exercise prices ranging from $7.00 to $60.00 per share.

     Stock options generally vest over three to five years and are exercisable over a ten-year period. As of September 30, 1998, 1999 and 2000, options with respect to 481,863, 554,439 and 1,581,805 were exercisable, respectively.

     The following table summarizes the activity under the Option Plan:

                                                                                   Weighted Average
                                                                 Shares             Exercise Price
    Outstanding as of September 30, 1997                       950,944                    $3.24
    Assumed in MODE acquisition                                401,956                     0.25
         Granted                                             1,230,612                     6.67
         Exercised                                             (71,618)                    1.17
         Cancelled                                             (86,442)                    5.11
                                                              ---------                    ----
    Outstanding as of September 30, 1998                     2,425,452                    $4.48
         Granted                                               661,590                     6.87
         Exercised                                            (220,144)                    1.71
         Cancelled                                            (254,872)                    4.67
                                                             ----------                   -----
    Outstanding as of September 30, 1999                     2,612,026                    $5.30
         Granted                                             1,858,602                    22.04
         Exercised                                            (506,256)                    4.36
         Cancelled                                            (193,696)                    8.01
                                                              ---------                   -----
    Outstanding as of September 30, 2000                     3,770,676                   $13.54
                                                            ==========                  =======

     At September 30, 2000, stock options outstanding were as follows:

                                       Weighted Average
                      Options              Remaining            Exercisable      Weighted Average
 Exercise Prices    Outstanding      Contractual Life (Years)     Options         Exercise Price
     < $1.00          142,554               7.18                  142,554             $0.23
  $1 < to <= $5       340,788               5.55                  274,426              2.10
  $5 < to <= $10    1,549,058               7.68                  675,012              6.43
 $10 < to <= $20      165,500               8.35                   36,800             11.00
 $20 < to <= $30    1,381,676               9.52                  453,013             22.02
      > $30           191,100               9.74                       -              42.31

     In connection with the Company's acquisition of MODE in December 1997, we assumed 402,000 common stock purchase options with exercise prices ranging from $0.21 to $0.30. The MODE options have a term of 10 years from the date of grant, with such options expiring at various dates through July 31, 2007. The options vest, with continued service, over a four-year period; 25% in year one and 75% equally over the remaining 36 months. As of September 30, 2000, there are 142,554 options outstanding at a weighted average exercise price of $0.23.

     The following table summarizes the activity of options assumed in the MODE acquisition:

                                                                                   Weighted Average
                                                                 Shares             Exercise Price
    Outstanding as of September 30, 1997                            --                     -
    Assumed in MODE acquisition                                401,956                    $0.25
         Exercised                                             (31,780)                    0.26
         Cancelled                                             (15,528)                    0.28
                                                              ---------                   -----
    Outstanding as of September 30, 1998                       354,648                    $0.25
         Exercised                                            (105,598)                    0.27
         Cancelled                                             (56,058)                    0.28
                                                              ---------                   -----
    Outstanding as of September 30, 1999                       192,992                    $0.23
         Exercised                                             (49,772)                    0.25
         Cancelled                                                (666)                    0.29
                                                                 ------                   -----
    Outstanding as of September 30, 2000                       142,554                    $0.23
                                                               =======                   ======

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

   (in thousands)                                   For the fiscal years ended September 30,
                                                         1998           1999            2000
   Loss before extraordinary item
        As reported                                    $36,419        $21,354         $25,485
        Pro forma                                      $37,038        $22,648         $29,843

   Loss per basic and diluted share before
   extraordinary item
        As reported
                                                       $(2.08)        $(1.03)         $(0.82)
        Pro forma                                      $(2.11)        $(1.09)         $(0.96)

   Net loss
        As reported                                    $36,419        $22,689         $25,485
        Pro forma                                      $37,038        $23,983         $29,843

   Net loss per basic and diluted share
        As reported                                    $(2.08)        $(1.09)         $(0.82)
        Pro forma                                      $(2.11)        $(1.15)         $(0.96)


     The weighted average fair value of the Company's stock options was calculated using Black-Scholes with the following weighted-average assumptions used for grants: no dividend yield; expected volatility of 60% for fiscal year 1998, 76% for fiscal year 1999 and 100% for fiscal year 2000; a risk-free interest rate of 5.6%, 5.8% and 5.9% for fiscal years 1998, 1999 and 2000, respectively; and expected lives of 5 years. The weighted average fair value of options granted during the years ended September 30, 1998, 1999 and 2000 were $7.50, $9.05 and $17.90 per share, respectively. Stock options granted by the Company prior to its initial public offering were valued using the minimum value method under FASB No. 123.

     Warrants. Set forth below is a summary of the Company's outstanding warrants at September 30, 2000:

     Underlying         Exercise                        Expiration
        Security         Price       Warrants              Date

   Common Stock (1)      $2.04         44,250           May 1, 2001
   Common Stock (2)      $2.16         14,796           August 21, 2006
   Common Stock (3)      $5.10      1,892,890           September 1, 2001
   Common Stock (4)      $5.69        455,494           May 1, 2001
                                    ---------
                                    2,407,430
                                    =========

(1)  issued in connection with EMCORE's May 1996 Subordinated note issuance.

(2)  issued  in  connection   with  EMCORE's   December  1997   acquisition   of
     MicroOptical Devices, Inc.

(3) issued in connection with EMCORE's September 1996 subordinated debt issuance and October 1996 debt guarantee.

(4)  issued in connection with EMCORE's June 1998 bank loan agreement.

NOTE 13.  Related Parties

     In December 1997, the Company and a wholly owned subsidiary of Uniroyal Technology Corporation formed Uniroyal Optoelectronics LLC, a joint venture, to manufacture, sell and distribute High Brightness (HB) LED wafers and package-ready devices (see Note 4). During the fiscal year ended September 30, 1999, EMCORE sold three compound semiconductor production systems to the venture totaling $5.3 million in revenues. During the fiscal year ended September 30, 2000, EMCORE sold two compound semiconductor production systems to the venture totaling $2.7 million in revenues. As of September 30, 2000, EMCORE had a remaining deferred gross profit of approximately $1.6 million on such sales to the extent of its ownership interest. Such deferred gross profits will be recognized ratably over the assigned life of the production systems purchased by the joint venture. During the years ended September 30, 1999 and 2000, sales made to the joint venture approximated $5.9 million and $3.9 million, respectively. As of September 30, 1999 and 2000, the Company had an outstanding related party receivable of $1.8 and $0.6 million, respectively.

     In May 1999, EMCORE and General Electric Lighting formed GELcore, a joint venture to develop and market HB LED lighting products. As of September 30, 1999 and 2000, the Company had an outstanding related party receivable of $0.7 million and $1.8 million, respectively.

     The President of Hakuto Co. Ltd. ("Hakuto"), the Company's Asian distributor, is a member of the Company's Board of Directors and Hakuto is a minority shareholder of the Company. During the years ended September 30, 1999 and 2000, sales made through Hakuto approximated $10.2 million and $12.4 million, respectively.

     In 1999, the Company's Chairman personally guaranteed the Company's bank facility and extended a line of credit to the Company. In recognition of these services during 2000, the Company's Board of Directors granted a warrant for 600,000 shares of common stock to the Chairman. The warrant was immediately exercisable at $6.47 per share. The warrant was issued in 2000, and as it related to past services, the fair value was charged as an expense in the Statement of Operations. The Company assigned a fair value of $689,000 to the warrants, which was based upon the Company's application of the Black-Scholes option-pricing model. The consequent expense was charged to "Imputed warrant interest expense, non-cash."

NOTE 14.  Segment Data and Related Information

     EMCORE has two reportable operating segments: the systems-related business unit and the materials-related business unit. The systems-related business unit designs, develops and manufactures tools and manufacturing processes used to fabricate compound semiconductor wafer and devices. Revenues for the systems-related business unit consists of sales of EMCORE's TurboDisc production systems as well as spare parts and services. Our systems-related business unit assists our customers with device design, process development and optimal configuration of TurboDisc production systems. The materials-related business unit designs, develops and manufactures compound semiconductor materials. Revenues for the materials-related business unit include sales of semiconductor wafers, devices and process development technology. EMCORE's vertically-integrated product offering allows it to provide a complete compound semiconductor solution to its customers.

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

     Information about reported segment gross profit is as follows:

(in thousands)
                                               1998        1999        2000

Revenues:
   Systems-related........................    $26,324     $44,477     $65,788
   Materials-related......................     17,436      13,864      38,718
                                              -------------------------------
     Total revenues.......................     43,760      58,341     104,506

Cost of sales:
  Systems-related.........................     15,942      26,522      37,775
  Materials-related.......................      8,734       6,636      23,526
                                              -------------------------------
    Total cost of sales...................     24,676      33,158      61,301
                                              -------------------------------

Gross profit:
  Systems-related.........................     10,382      17,955      28,013
  Materials-related.......................      8,702       7,228      15,192
                                              -------------------------------
    Total gross profit....................    $19,084     $25,183     $43,205
                                              -------------------------------

Gross margin:
  Systems-related.........................      39.4%       40.4%       42.6%
  Materials-related.......................      49.9%       52.1%       39.2%
                                              -------------------------------
    Total gross margin....................      43.6%       43.2%       41.3%
                                              -------------------------------

     EMCORE has generated a significant portion of its sales to customers outside the United States. In fiscal 1998, 1999 and 2000, international sales constituted 39.1%, 52.6% and 38.6%, respectively, of revenues. EMCORE anticipates that international sales will continue to account for a significant portion of revenues. Historically, EMCORE has received substantially all payments for products and services in U.S. dollars and therefore EMCORE does not anticipate that fluctuations in any currency will have a material effect on its financial condition or results of operations.

     The following chart contains a breakdown of EMCORE's worldwide revenues by geographic region.

                                           For the fiscal years ended September 30,
                                       1998                     1999                        2000

         (in thousands)             Revenue      % of revenue   Revenue      % of revenue   Revenue       % of revenue
         Region:
           North America            $26,648       61%           $27,698       48%           $64,174        62%
           Asia                      15,527       35%            28,211       48%            34,656        33%
           Europe                     1,585        4%             2,432        4%             5,676        5%
         --------------------- ------------- --------------- ----------- --------------- ----------- ----------------
                   TOTAL            $43,760       100%          $58,341       100%         $104,506       100%
                                    =======       ====          =======       ====         ========       ====

All long-lived assets are located in the North America region. Significant sales in the Asia region are predominately made in Japan and Taiwan. Sales to customers that accounted for at least 10% of total EMCORE revenues are outlined below. In fiscal year 1999, no individual customer had sales equal to or in excess of 10% of total fiscal year 1999 revenues.

                          For the fiscal years ended September 30,
                          1998             1999              2000

Customer A               17.3%               -                -
---------------------------------------------------------------------
Customer B               12.8%               -                -
---------------------------------------------------------------------
Customer C                 -                 -              14.0%
---------------------------------------------------------------------
Customer D                 -                 -              12.5%
---------------------------------------------------------------------

NOTE 15.  Employee Benefits

     The Company has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Effective August 1, 1997, the Company began contributing to the Savings Plan. All employer contributions are made in the Company's common stock. For the years ended September 30, 1998, 1999 and 2000, the Company contributed approximately $252,000, $376,000 and $527,000, respectively to the Savings Plan.

     The Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") on February 16, 2000. The Purchase Plan provides employees of the Company with an opportunity to purchase common stock through payroll deductions. The purchase price is set at 85% of the lower of the fair market value of common stock at the beginning of the participation period, the first Trading Day on or after January 1st, or at the end of the participation period, the last Trading Day on or before December 31st of such year. The beginning of the first participation period began on April 1, 2000. Contributions are limited to 10% of an employee's compensation. The participation periods have a 12-month duration, with new participation periods beginning in January of each year. The Board of Directors has reserved 1,000,000 shares of common stock for issuance under the Purchase Plan. As of September 30, 2000, no shares of common stock had yet been purchased under the Purchase Plan.

NOTE 16.  Quarterly Financial Data (Unaudited)

(in thousands except per share data)
                                       Revenues          Operating            Net              Net Loss
                                                           Loss               Loss            Per Share
Fiscal Year 1998:
     December 31, 1997.......           $12,357         $(19,717)*          $(19,883)*           $(1.41)*
     March 31, 1998..........            13,808             (615)               (778)             (0.04)
     June 30, 1998...........             9,074           (7,955)             (8,260)             (0.44)
     September 30, 1998......             8,521           (6,359)             (7,498)             (0.40)

Fiscal Year 1999:
     December 31, 1998.......           $10,125          $(6,058)            $(6,880)            $(0.37)
     March 31, 1999..........            16,072           (1,802)             (3,977)             (0.22)
     June 30, 1999...........            17,667           (1,893)             (5,238)             (0.26)
     September 30, 1999......            14,477           (4,603)             (6,594)             (0.25)

Fiscal Year 2000:
     December 31, 1999.......           $16,501          $(3,807)            $(6,658)            $(0.25)
     March 31, 2000..........            23,925           (1,095)             (4,207)             (0.14)
     June 30, 2000...........            30,023             (515)             (1,460)             (0.04)
     September 30, 2000......            34,057          (10,452)            (13,160)             (0.39)

*    includes $19.5 million one-time acquired in-process, non-cash research and development.

     All share amounts have been restated to reflect EMCORE's two-for-one (2:1) common stock split that was effective on September 18, 2000.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Shareholders of EMCORE Corporation
Somerset, New Jersey

     We have audited the accompanying consolidated balance sheets of EMCORE Corporation (the "Company") as of September 30, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of EMCORE Corporation as of September 30, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financials statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
November 15, 2000

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item is incorporated herein by reference to EMCORE's 2000 Proxy Statement, which will be filed on or before January 28, 2001.

Item 11.  Executive Compensation

     The information required by this item is incorporated herein by reference to EMCORE's 2000 Proxy Statement, which will be filed on or before January 28, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to EMCORE's 2000 Proxy Statement, which will be filed on or before January 28, 2001.

Item 13.  Certain Relationships and Related Transactions

     The information required by this term is incorporated herein by reference to EMCORE's 2000 Proxy Statement, which will be filed on or before January 28, 2001.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

14(a)(1)  Financial Statements                                           Page
                                                                       Reference

     Included in Part II, Item 8 of this report:

     Consolidated Balance Sheets as of September 30, 1999 and 2000

     Consolidated Statements of Operations for the years ended
     September 30, 1998, 1999 and 2000

     Consolidated Statements of Shareholders' Equity for the years ended September 30, 1998, 1999 and 2000

     Consolidated Statements of Cash Flows for the years ended
     September 30, 1998, 1999 and 2000

     Notes to Financial Statements

     Independent Auditors' Report

14(a)(2)  Financial Statement Schedule

     Located immediately following the signature page of this report:

     Schedule I - UNIROYAL OPTOELECTRONICS, LLC - Financial Statements as of October 1, 2000 and September 26, 1999, for the Fiscal Years Ended October 1, 2000 and September 26, 1999, for the Period February 20, 1998 (date of incorporation) to September 27, 1998 and for the Period February 20, 1998 (date of incorporation) to October 1, 2000 and Independent Auditors' Report

     Schedule II - Valuation and qualifying accounts and reserves

     Other schedules have been omitted since they are either not required or not applicable.

14(a)(3)  Exhibits

Exhibit No.       Description

3.1       Restated Certificate of Incorporation, dated December 21, 2000.*

3.2       Amended By-Laws, as amended December 6, 2000.*

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

4.2 Form of $11.375 Warrant (incorporated by reference to Exhibit 4.2 to EMCORE's filing on Form 10-K, dated December 29, 1998).

10.1 1995 Incentive and Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the 1997 S-1).

10.2      1996  Amendment to Option Plan  (incorporated  by reference to Exhibit
          10.2 to Amendment No. 1 to the 1997 S-1).

10.3 Specimen Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the 1997 S-1).

10.4 Second Amended and Restated Distribution Agreement dated as of March 31, 1998 between EMCORE and Hakuto (incorporated by reference to Exhibit 10.4 to EMCORE's filing on Form 10-K/A, dated May 17, 1999). Confidential Statement has been requested by EMCORE for portions of this document. Such portions are indicated by "[*]" .

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

10.18 Note Purchase Agreement dated as of May 26, 1999 by and between EMCORE and GE Capital Equity Investments, Inc. (incorporated by reference to
          Exhibit  10.18 to  Amendment  No.  2 to the 1998 S-3  filed on June 9,
          1999).

10.19 Registration Rights Agreement dated as of May 26, 1999 by and between EMCORE and GE Capital Equity Investments, Inc. (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the 1998 S-3 filed on June 9, 1999).

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

10.22 Third Amendment to Revolving Loan and Security Agreement, dated as of December 1, 1999 between EMCORE and First Union National Bank (incorporated by reference to Exhibit 10.22 to EMCORE's filing on Form 10-K, dated December 29, 1999).

10.23 Joint Development, Manufacturing and Marketing Agreement for High Speed Array Transceivers dated June 16, 2000 between JDS Uniphase Corporation and EMCORE Corporation. Confidential treatment has been requested by EMCORE for portions of this document. Such portions are indicated by "{redact}".*

21        Subsidiaries of the registrant.*

23.1      Consent of Deloitte & Touche LLP.*

23.2      Consent of Deloitte & Touche LLP.*

27        Financial Data Schedule.*

---------------
*    Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Somerset, State of New Jersey, on December 28, 2000.

                                  EMCORE CORPORATION

                                  BY    /S/   REUBEN F. RICHARDS, JR.
                                    --------------------------------------------
                                    Name:  Reuben F. Richards, Jr.
                                    TITLE: President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of EMCORE Corporation in the capacities indicated, on December 28, 2000.

Signature                                 Title

/s/    THOMAS J. RUSSELL                  Chairman of the Board and Director
----------------------------------
       Thomas J. Russell

/s/    REUBEN F. RICHARDS, JR.            President, Chief Executive Officer
----------------------------------        and Director (Principal Executive
       Reuben F. Richards, Jr.            Officer)

/s/    THOMAS G. WERTHAN                  Vice President, Chief Financial
----------------------------------        Officer and Director (Principal
       Thomas G. Werthan                  Accounting and Financial Officer)

/s/    RICHARD A. STALL                   Director
----------------------------------
       Richard A. Stall

/s/    ROBERT LOUIS-DREYFUS               Director
----------------------------------
       Robert Louis-Dreyfus

/s/    HUGH H. FENWICK                    Director
----------------------------------
       Hugh H. Fenwick

/s/    SHIGEO TAKAYAMA                    Director
----------------------------------
       Shigeo Takayama


/s/    CHARLES T. SCOTT                   Director
----------------------------------
       Charles T. Scott

/s/    JOHN HOGAN                         Director
----------------------------------
       John Hogan

                                                                      Schedule I

                          UNIROYAL OPTOELECTRONICS, LLC
                          (A Development Stage Company)

Financial Statements as of October 1, 2000 and September 26, 1999, for the Fiscal Years Ended October 1, 2000 and September 26, 1999, for the Period February 20, 1998 (date of incorporation) to September 27, 1998 and for the Period February 20, 1998 (date of incorporation) to October 1, 2000 and Independent Auditors' Report.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Uniroyal Optoelectronics, LLC:

We have audited the accompanying balance sheets of Uniroyal Optoelectronics, LLC (a development stage company, (the "Company") as of October 1, 2000 and September 26, 1999, the related statements of operations and of cash flows for the years ended October 1, 2000 and September 26, 1999, for the period February 28, 1998 (date of incorporation) to September 27, 1998, and for the period February 20, 1998 (date of incorporation) to October 1, 2000, and the related statements of changes in members' equity for the years ended October 1, 2000 and September 26, 1999, and for the period February 20, 1998 (date of incorporation) to September 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of October 1, 2000 and September 26, 1999, and the results of its operations and its cash flows for the years ended October 1, 2000 and September 26, 1999, for the period February 20, 1998 (date of incorporation) to September 27, 1998, and for the period February 20, 1998 (date of incorporation) to October 1, 2000, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the development stage at October 1, 2000. As discussed in Note 1 to the financial statements, successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including maintaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

Deloitte and Touche LLP
Certified Public Accountants

Tampa, Florida
December 5, 2000

                          UNIROYAL OPTOELECTRONICS, LLC
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                 (In thousands)


                                                    October 1,    September 26,
                                                      2000            1999

ASSETS

Current assets:
  Cash and cash equivalents                          $    470     $    456
  Trade accounts receivable                                91           12
  Inventories (Note 3)                                  2,028          448

  Prepaid expenses and other current assets               304           90
  Due from affiliate (Note 8)                           1,233            -
                                                     ---------    ---------
    Total current assets                                4,126        1,006

Property, plant and equipment - net (Note 4)           30,748       21,434

Deposits                                                   29           34
                                                     ---------    ---------
TOTAL ASSETS                                         $ 34,903     $ 22,474
                                                     =========    =========

LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
  Current obligations under capital leases (Note 5)  $  3,807     $  3,345
  Trade accounts payable                                2,479        1,026
  Accrued expenses:
    Compensation and benefits                             241          244
    Due to affiliate (Note 8)                               -        1,345
    Other                                                 135           52
                                                     ---------    ---------
      Total current liabilities                         6,662        6,012

Long-term obligations under capital leases (Note 5)    13,322       14,839
                                                     ---------    ---------
Total liabilities                                      19,984       20,851
                                                     ---------    ---------
Commitments and contingencies (Note 7)

Members' equity (Note 6):
  Capital contributions                                35,956        6,500
  Deficit accumulated during the development stage    (21,037)      (4,877)
                                                     ---------    ---------
    Total members' equity                              14,919        1,623
                                                     ---------    ---------
TOTAL LIABILITIES AND MEMBERS' EQUITY                $ 34,903     $ 22,474
                                                     =========    =========

                       See notes to financial statements.

                                                   UNIROYAL OPTOELECTRONICS, LLC
                                                   (A Development Stage Company)
                                                     STATEMENTS OF OPERATIONS
                                                          (In thousands)

                                                                                       For the Period February 20, 1998
                                                Fiscal Year Ended                         (date of incorporation) to
                                       October 1,             September 26,            September 27,           October 1,
                                          2000                    1999                     1998                   2000
Net sales                              $   1,805              $      485                $      -               $   2,290

Costs and expenses:

   Costs of goods sold                     1,744                     435                       -                   2,179

   Selling and administrative             12,667                   4,345                     397                  17,409

   Depreciation                            2,305                     210                       1                   2,516
                                        ---------              ----------                --------               ---------

Loss before interest                     (14,911)                 (4,505)                   (398)                (19,814)

Interest (expense) income - net           (1,249)                     33                      (7)                 (1,223)
                                        ---------              ----------                --------               ---------

Net loss                               $ (16,160)             $   (4,472)               $   (405)              $ (21,037)
                                        =========              ==========                ========               =========

                                                See notes to financial statements.

                                                   UNIROYAL OPTOELECTRONICS, LLC
                                                   (A Development Stage Company)
                                             STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                                                          (In thousands)


                                                    Uniroyal
                                                Optoelectronics,           Emcore             Members'
                                                       Inc.              Corporation           Equity
    Balance at February 20, 1998                   $        -           $       -            $        -

    Capital contributions                                 510                 490                 1,000
    Net loss                                             (207)               (198)                 (405)
                                                    ----------           ---------            ----------

    Balance at September 27, 1998                         303                 292                   595

    Capital contributions                                   -               5,500                 5,500
    Net loss                                           (2,281)             (2,191)               (4,472)
                                                    ----------           ---------            ----------

    Balance at September 26, 1999                      (1,978)              3,601                 1,623

    Capital contributions                              17,828              11,628                29,456
    Net loss                                           (8,242)             (7,918)              (16,160)
                                                    ----------           ---------            ----------

    Balance at October 1, 2000                     $    7,608           $   7,311            $   14,919
                                                    ==========           =========            ==========

                                        See notes to financial statements.


                                                   UNIROYAL OPTOELECTRONICS, LLC
                                                   (A Development Stage Company)
                                                     STATEMENTS OF CASH FLOWS
                                                          (In thousands)

                                                                                              For the Period February 20, 1998
                                                                Fiscal Year Ended                (date of incorporation) to
                                                           October 1,      September 26,        September 27,      October 1,
                                                             2000             1999                 1998              2000
OPERATING ACTIVITIES:
   Net loss                                             $  (16,160)        $  (4,472)            $    (405)      $  (21,037)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                          2,305               210                     1            2,516
       Loss on disposal of fixed assets                        118                 -                     -              118
       Changes in assets and liabilities:
         Increase in trade accounts receivable                 (79)              (12)                    -              (91)
         Increase in inventories                            (1,580)             (448)                    -           (2,028)
         (Increase) decrease in prepaid expenses and
           deposits                                            (98)            1,705                (1,829)            (222)
         Increase in trade accounts payable                  1,453               853                   173            2,479
         Increase in accrued expenses                           80               284                    12              376
         (Decrease) increase in due to affiliates           (2,578)             (553)                1,898           (1,233)
                                                         ----------         ---------             ---------       -----------
   Net cash used in operating activities                   (16,539)           (2,433)                 (150)         (19,122)
                                                         ----------         ---------             ---------       ----------

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment               (9,358)           (1,105)                 (293)         (10,756)
   Proceeds from sale of fixed assets                          110                 -                     -              110
                                                         ----------         ---------             ---------       ----------
   Net cash used in investing activities                    (9,248)           (1,105)                 (293)         (10,646)
                                                         ----------         ---------             ---------       ----------

 FINANCING ACTIVITIES:
   Capital contributions                                    29,456             5,500                 1,000           35,956
   Repayments of capital leases                             (3,655)           (2,063)                    -           (5,718)
                                                         ----------         ---------             ---------       ----------
   Net cash provided by financing activities                25,801             3,437                 1,000           30,238
                                                         ----------         ---------             ---------       ----------

Net increase (decrease) in cash and cash equivalents            14              (101)                  557              470
Cash and cash equivalents at beginning of period               456               557                     -                -
                                                         ----------         ---------             ---------       ----------
Cash and cash equivalents at end of period              $      470         $     456             $     557       $      470
                                                         ==========         =========             =========       ==========

Supplemental Disclosures:

Interest payments (net of capitalized interest) were approximately $1,344,000 for the year ended October 1, 2000. There were no payments of interest expense (net of capitalized interest) for the year ended September 26, 1999 or for the period February 20, 1998 (date of incorporation) to September 27, 1998.

Purchases of property, plant and equipment and financing activities for the fiscal years ended October 1, 2000 and September 26, 1999 do not include $2,600,000 and $18,450,000, respectively, related to property acquired under capitalized leases. There were no purchases of property, plant and equipment under capitalized leases during the period February 20, 1998 (date of incorporation) to September 27, 1998.

                       See notes to financial statements.

                          UNIROYAL OPTOELECTRONICS, LLC
                          (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS For the
              Fiscal Years Ended October 1, 2000 and September 26,
                                      1999,
            for the Period February 20, 1998 (date of incorporation)
                    to September 27, 1998 and for the Period
          February 20, 1998 (date of incorporation) to October 1, 2000


1.   THE COMPANY

     Uniroyal Optoelectronics, LLC (the "Company") is in the development stage. The Company will ultimately engage in the production of wafers for high brightness light emitting diodes (LEDs) and package-ready dies for use in the lighting, signage and transportation industries. The Company anticipates commercial production at its newly constructed Tampa, Florida facility during the first half of Fiscal 2001.

     On February 20, 1998, the Company was organized as a State of Delaware limited liability corporation. The Company operates under a joint venture agreement between Optoelectronics, Inc. (wholly-owned subsidiary of Uniroyal Technology Corporation ("UTC")) (51% owner), and Emcore Corporation ("Emcore") (49% owner).

     The Company is subject to the risks and difficulties experienced by any new business such as obtaining adequate capital or financing, limited operating history, competition and lack of distribution channels. The Company's operations to date have been conducted primarily for the purpose of financial planning, raising capital, acquiring property, plant, equipment and other operating assets, recruiting and training personnel, developing markets and starting up production. The Company's success is dependent upon its ability to maintain adequate financing to fulfill its development activities and to achieve a level of sales adequate to support the Company's cost structure. Financial support from one or both owners will continue as necessary to meet the financial obligations of the Company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year End

     The Company's fiscal year ends on the Sunday following the last Friday in September. The dates on which the fiscal year ended for the fiscal years since inception were October 1, 2000 ("Fiscal 2000"), September 26, 1999 ("Fiscal 1999") and September 27, 1998 ("Fiscal 1998").

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid investments purchased with an original maturity of three months or less.

     Financial Instruments

     The carrying value of all current assets and liabilities approximates the fair value because of their short-term nature. The fair values of the Company's capital lease obligations approximate their carrying value due to interest rates which are comparable to current market rates.

     Trade Accounts Receivable

     The Company grants credit to its customers generally in the form of short-term trade accounts receivable. The creditworthiness of customers is evaluated prior to the sale of inventory. There are no significant concentrations of credit risk to the Company.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using standard costs (which approximate actual costs) for raw materials and supplies.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. The cost of property, plant and equipment held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased assets at the inception of the lease. Depreciation is computed under the straight-line method based on the cost and estimated useful lives of the related assets including assets held under capital leases. Interest costs applicable to the construction of the Tampa, Florida facility have been capitalized to the cost of the related assets. Interest capitalized during Fiscal 2000 and Fiscal 1999 approximated $287,000 and $791,000, respectively.

     Start-up Costs

     The Company follows the American Institute of Certified Public Accountant Statement of Position 98-5, Reporting Costs of Start-Up Activities. This statement requires that the cost of start-up activities and organizational costs be expensed as incurred.

     Income Taxes

     The limited liability corporation is considered a partnership for Federal and State income tax purposes. Accordingly, the equity owners account for their pro rata share of the Company's income, deductions and credits in their separate tax returns. As a result, income tax expenses, assets and liabilities are not recognized in the financial statements of the Company.

     New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation. In July 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which postponed the effective date of SFAS No. 133 for one year. SFAS No. 133 will now be effective for the Company beginning in Fiscal 2001. In June 2000, FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. The Company currently does not anticipate there will be a material impact on the results of operations or financial position upon adoption of SFAS No. 133 as amended by SFAS No. 138.

3.   INVENTORIES

     Inventories consist of raw materials and supplies at October 1, 2000 and September 26, 1999 at a value of $2,028,000 and $448,000, respectively. There was no inventory at September 27, 1998.

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (in thousands):

                                                        Estimated Useful          October 1,           September 26,
                                                             Lives                   2000                  1999
         Buildings and leasehold improvements              3-20 years            $     5,854           $     5,544
         Machinery, equipment and office furnishings
                                                           3-15 years                 24,515                 5,503
         Construction in progress                                                      2,842                10,598
                                                                                  -----------           -----------
                                                                                      33,211                21,645

         Accumulated depreciation                                                     (2,463)                 (211)
                                                                                  -----------           -----------
         Total                                                                   $    30,748           $    21,434
                                                                                  ===========           ===========

1.   OBLIGATIONS UNDER CAPITAL LEASES

          During both Fiscal 2000 and Fiscal 1999, the Company entered into non-cancelable capital lease agreements for certain leasehold improvements, machinery and equipment. Future minimum capital lease obligations during subsequent fiscal years ending in September are as follows (in thousands):

 Fiscal Year

 2001                                                         $     5,141
 2002                                                               5,428
 2003                                                               5,428
 2004                                                               4,125
 2005                                                                 220
                                                              -----------
 Total minimum lease payments                                      20,342
 Less imputed interest at 8.5% - 9.6%                              (3,213)
                                                              -----------

 Present value of minimum capital lease payments                   17,129

 Current portion                                                    3,807
                                                              -----------
 Long-term obligations under capital leases                   $    13,322
                                                             ===========

     Interest incurred (including capitalized interest) totaled approximately $1,580,000, $791,000 and $11,000 for Fiscal 2000, Fiscal 1999 and Fiscal
     1998, respectively.

     UTC has guaranteed all of the above capital lease obligations.

     The Company's property held under capitalized leases included in property, plant and equipment (Note 4) consisted of the following (in thousands):

                                          October 1,             September 26,
                                             2000                    1999

Leasehold improvements                    $ 5,429                $ 5,426
Machinery, equipment and office
furnishings                                18,249                  5,066
Construction in progress                        -                  9,755
                                           -------                -------
                                           23,678                 20,247
Less accumulated amortization              (2,117)                  (181)
                                           -------                -------
Total                                     $21,561                $20,066
                                           =======                =======

1.   MEMBERS' EQUITY

     The members of the Company include Uniroyal Optoelectronics, Inc. and Emcore Corporation. Initial capital contributions to the Company included $510,000 from Uniroyal Optoelectronics, Inc. and $490,000 from Emcore and were made in July 1998. In Fiscal 1999, Emcore made additional capital contributions to the Company of $5,500,000. During Fiscal 2000, Uniroyal Optoelectronics, Inc. contributed $17,828,000 in cash while Emcore contributed an additional $11,628,000 in cash. As of year end, accumulated capital contributions totaled $18,338,000, or 51%, for Uniroyal Optoelectronics, Inc. and $17,618,000, or 49%, for Emcore.

     Earnings and losses are allocated to the members in amounts equivalent to their ownership percentages.

2.   COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases equipment and warehouse and office space under various lease agreements, certain of which are subject to escalations based upon increases in specified operating expenses or increases in the Consumer Price Index. The approximate future minimum rentals under non-cancelable operating leases during subsequent fiscal years ending in September are as follows (in thousands):

     Fiscal Year
        2001                        $  382
        2002                           391
        2003                           401
        2004                           395
        2005                           393
        Subsequent years             1,174
                                     -----

     Total                          $3,136
                                     =====

     Rent expense was approximately $399,000, $370,000 and $56,000 for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

1.   RELATED PARTY TRANSACTIONS

     UTC

     The Company is party to an administrative agreement with UTC, in which UTC will provide management, legal, accounting, tax, information systems, treasury, human resource, risk management, environmental and all other support services that may be necessary for the operations of the Company. The management fee to the Company is calculated as the greater of $25,000 per month or 3.5% of monthly net sales. Fees under this agreement approximated $300,000, $300,000 and $50,000 for Fiscal 2000, Fiscal 1999
     and Fiscal 1998, respectively.

     The Company's employees participate in health and welfare benefit plans administered by UTC. Costs for these plans are charged to the Company based upon various methods including actual cost per employee, headcount allocations and ratios of compensation expense. Expenses included in the statements of operations were approximately $284,000, $51,000 and $5,000 for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

     UTC administers all of the insurance programs for the Company. Costs of these programs are allocated to the Company based on various factors including percentage of assets, employee base and sales and historical loss experience. Included in the statements of operations for Fiscal 2000 and Fiscal 1999 were approximately $96,000 and $31,000, respectively, of such costs. No insurance charges were allocated to the Company in Fiscal 1998.

     UTC provides a savings plan under Section 401(k) of the Internal Revenue Code. The savings plan allows all eligible employees to defer up to 15% of their income on a pre-tax basis through contributions to the savings plan. For every dollar an employee contributes, UTC may contribute an amount equal to 25% of each participant's before-tax obligation up to 6% of the participant's compensation. Such employee compensation may be made in cash or in UTC common stock. The expenses allocated to the Company by UTC pertaining to this savings plan were approximately $635,000, $11,000 and $1,000 for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively.

     Included in due from affiliate as of October 1, 2000 is a capital contribution of approximately $1,849,000 made in cash by UTC on October 3, 2000. Amount is partially offset by charges from UTC relating to benefit plans, property insurance programs and UTC administration fees.

     Included in due to affiliate as of September 26, 1999, are amounts due UTC for items paid on behalf of the Company of approximately $963,000, amounts due UTC for the UTC administrative agreement of approximately $300,000, and charges from UTC relating to the benefit plans, property insurance programs and savings plans totaling approximately $82,000.

     Emcore

     Under a supply agreement dated July 31, 1998, Emcore will provide product for the Company as required until the Company's facility in Tampa, Florida is ready for commercial production. During Fiscal 2000, approximately $1,600,000 of the Company's net sales were for products supplied by Emcore at a cost of approximately $1,600,000. During Fiscal 1999, approximately $479,000 of the Company's net sales were for products supplied by Emcore at an approximate cost of $428,000. There were no sales in Fiscal 1998.

     During Fiscal 2000, the Company purchased approximately $1,444,000 of inventory from Emcore for use in testing and completing the Company's manufacturing processes. Corresponding purchases totaled approximately $125,000 for Fiscal 1999. Also during Fiscal 2000, the Company spent approximately $4,612,000 for MOCVD epitaxy reactors and approximately $289,000 for machine parts and supplies purchased from Emcore. There were no such expenditures during Fiscal 1999 or Fiscal 1998.

     During Fiscal 2000, Emcore provided technical and administrative services to the Company at a cost of approximately $207,000. Similar services provided in Fiscal 1999 totaled approximately $311,000. There were no such services provided by Emcore in Fiscal 1998.

     At October 1, 2000, approximately $110,000 of net payables to Emcore is included in accounts payable in connection with Emcore inventory provided to the Company. This corresponding amount at September 26, 1999 was approximately $110,000.

                                                                     Schedule II

                               EMCORE CORPORATION
                 Valuation and Qualifying Accounts and Reserves
              For the years ended September 30, 1998, 1999 and 2000


                                                                           Additions
                                                         Balance at        Charged to                         Balance at
                                                        Beginning of       Costs and         Write-offs         End of
                                                           Period           Expenses        (Deductions)        Period
Allowance for Doubtful Accounts
----------------------------------------------------
     For the year ended September 30, 1998                   $697,000       $1,118,000       $(1,204,000)        $611,000
     For the year ended September 30, 1999                    611,000          390,000          (438,000)         563,000
     For the year ended September 30, 2000                    563,000          780,000          (278,000)       1,065,000
