Form 10-Q
period 2000-12-31
EMCORE CORP
filed 2001-02-14
CIK 808326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (Mark one):
 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                       For the quarterly period ended December 31, 2000

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:[X] No:[ ]

          The number of shares of the registrant's Common Stock, no par value, outstanding as of February 1, 2001 was 34,357,651.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                  ---------------------------
                                                      2000          1999
                                                  ---------------------------
Revenues:
   Systems-related.................................   $26,785      $11,977
   Materials-related...............................    13,279        4,524
                                                  ---------------------------
        Total revenues.............................    40,064       16,501
Cost of revenues:
   Systems-related.................................    14,972        7,518
   Materials-related...............................     8,564        2,260
                                                  ---------------------------
        Total cost of revenues.....................    23,536        9,778
                                                  ---------------------------

        Gross profit...............................    16,528        6,723

Operating expenses:
   Selling, general and administrative ............     6,983        4,724
   Goodwill amortization...........................       734        1,098
   Research and development........................    13,179        4,708
                                                  ---------------------------
Total operating expenses ..........................    20,896       10,530
                                                  ---------------------------

        Operating loss.............................    (4,368)      (3,807)

Other (income) expense:
  Interest income, net.............................    (1,492)         (78)
  Imputed warrant interest expense, non-cash.......         -          163
  Equity in net loss of unconsolidated affiliates       4,132        2,766
                                                  ---------------------------
Total other expense................................     2,640        2,851
                                                  ---------------------------



        Net loss...................................   ($7,008)     ($6,658)
                                                  ===========================

PER SHARE DATA:


Net loss per basic and diluted share
 (see note 4)......................................    ($0.21)      ($0.25)
                                                  ---------------------------

Weighted average basic and diluted shares
outstanding used in per share data calculations....    34,004       27,480
                                                  ---------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               EMCORE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                AT DECEMBER 31, AT SEPTEMBER 30,
                                                ------------------------------
                                                     2000           2000
                                                 ------------------------------
                       ASSETS                     (UNAUDITED)
                       ------
    Current assets:
      Cash and cash equivalents...................     $26,903         $50,849
      Marketable securities.......................      40,425          50,896
      Accounts receivable, net of allowance for
        doubtful accounts of $1,015 and $1,065 at
        December 31, 2000 and September 30, 2000,
        respectively..............................      31,928          18,240
      Accounts receivable, related parties........       1,620           2,334
      Inventories, net............................      36,559          30,724
      Other current assets........................       2,711           1,829
                                                 ------------------------------
       Total current assets.......................     140,146         154,872

    Property, plant and equipment, net............      89,188          69,701
    Goodwill, net.................................           -             734
    Investments in unconsolidated affiliates......      14,810          17,015
    Other assets, net.............................       2,141           1,580
                                                 ------------------------------
       Total assets...............................    $246,285        $243,902
                                                 ==============================

         LIABILITIES & SHAREHOLDERS' EQUITY
         ----------------------------------
    Current liabilities:
        Accounts payable..........................     $17,492         $16,512
        Accrued expenses..........................       9,760           6,083
        Advanced billings.........................      22,989          20,278
        Capital lease obligations - current.......          73              72
        Other current liabilities.................         340             340
                                                 ------------------------------
         Total current liabilities................      50,654          43,285

    Capital lease obligations, net of current
      portion.....................................          98              75
    Other liabilities.............................       1,136           1,220
                                                 ------------------------------
         Total liabilities........................      51,888          44,580
                                                 ------------------------------


    Shareholders' Equity:
    Preferred stock, $.0001 par value,
      5,882,353 shares authorized.................           -               -
    Common stock, no par value, 100,000,000
      shared authorized, 34,159,774 shares
      issued and 34,153,502 outstanding at
      December 31, 2000; 33,974,698 shares
      issued and 33,968,426 outstanding at
      September 30, 2000..........................     316,937         314,780
    Accumulated deficit...........................    (115,872)       (108,864)
    Notes receivable..............................      (6,349)         (6,355)
    Treasury stock................................        (239)           (239)
    Accumulated other comprehensive loss..........         (80)              -
                                                 ------------------------------
        Total shareholders' equity................     194,397         199,322
                                                 ------------------------------
         Total liabilities and shareholders'
          equity..................................    $246,285          $243,902
                                                 ==============================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               EMCORE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                        THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                        --------------------
                                                          2000      1999
                                                        --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................               ($7,008)  ($6,658)
                                                        --------------------
Adjustments to reconcile  net loss to
  net cash (used for) provided by operating
    activities:
   Depreciation and amortization..........                  4,990     3,870
   Provision for doubtful accounts........                    114       120
   Non-cash charges on warrant issuances..                      -       163
   Equity in net loss of unconsolidated affiliates          3,771     2,766
   Compensatory stock issuances...........                    169        93
   Change in assets and liabilities:
            Accounts receivable - trade...               (13,802)    (1,802)
            Accounts receivable - related parties            714        40
            Inventories...................                (5,835)   (4,875)
            Other current assets..........                  (882)     (109)
            Other assets..................                  (621)     (126)
            Accounts payable..............                  1,131     6,231
            Accrued expenses..............                  3,511     1,084
            Advanced billings.............                  2,711     (593)
Other.....................................                  (165)         -
                                                        --------------------
                       Total adjustments..                (4,194)     6,862
                                                        --------------------
    Net cash (used for) provided by operating
      activities..........................               (11,202)       204
                                                        --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment               (23,684)    (4,801)
Investments in unconsolidated affiliates                  (1,171)       (17)
Investment in marketable securities, net                  10,478          -
                                                        --------------------
    Net cash used for investing activities               (14,377)    (4,818)
                                                        --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations.....                    39       (188)
Proceeds from exercise of stock options...                 1,594        233
Dividends paid on preferred stock.........                     -        (66)
Proceeds from exercise of stock purchase warrants              -        143
Proceeds from shareholders' notes receivable                   -         49
                                                        --------------------
    Net cash provided by financing activities              1,633        171
                                                        --------------------

Net decrease in cash and cash equivalents.                (23,946)   (4,443)
Cash and cash equivalents, beginning of period             50,849     7,165
                                                        --------------------
Cash and cash equivalents, end of period..                $26,903    $2,722
                                                        ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest                 $10      $173
                                                        ====================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               EMCORE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 2000 AND THE THREE MONTHS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                    Common Stock                  Shareholders'              Total
                                                  ------------------ Accumulated     Notes                Shareholders'
                                                  Shares   Amount      Deficit    Receivable    Other       Equity
                                                  ------- ---------- ------------ ----------- ----------- ------------
      BALANCE AT SEPTEMBER 30, 1998..........     18,752    $87,443     ($60,196)    ($7,667)          -      $19,580

Preferred stock dividends....................                  (319)                                             (319)

Accretion of redeemable preferred stock to
  redemption value...........................                                (52)                                 (52)

Issuance of common stock purchase warrants...                 2,596                                             2,596

Issuance of common stock from public offering,
  net of issuance cost of $5,000.............      6,000     52,000                                            52,000

Stock option exercise........................        220        376                                               376

Stock purchase warrant exercise..............        643      2,450                                             2,450

Conversion of mandatorily redeemable
  convertible preferred stock into
  common stock...............................      1,040      7,125                                             7,125

Redemptions of shareholders' notes
  receivable.................................                                            120                      120

Compensatory stock issuance..................         53        436                                               436

Net loss.....................................                            (22,689)                              (22,689)
                                                  ------- ---------- ------------ ----------- ----------- -----------

     BALANCE AT SEPTEMBER 30, 1999...........     26,708   $152,426     ($83,256)    ($7,547)          -      $61,623

Preferred stock dividends....................                                (83)                                 (83)

Accretion of redeemable preferred stock to
  redemption value...........................                                (40)                                 (40)

Issuance of common stock purchase warrants...                   689                                               689

Issuance of non-qualified stock options to
  equity investee............................                   835                                               835

Issuance of common stock from public offering,
  net of issuance cost of $8,500.............      2,000    127,500                                           127,500

Stock option exercise........................        506      2,197                                             2,197

Stock purchase warrant exercise..............      1,996     10,874                                            10,874

Conversion of mandatorily redeemable
  convertible preferred stock into
  common stock...............................      2,060     14,193                                            14,193

Purchase of treasury stock...................         (6)                                           (239)        (239)

Redemptions of shareholders' notes
  receivable.................................                                          1,192                    1,192

Compensatory stock issuance..................         23        566                                               566

Conversion of convertible subordinated notes
  into common stock..........................        682      5,500                                             5,500

Net loss.....................................                            (25,485)                             (25,485)
                                                  ------- ---------- ------------ ----------- ----------- -----------

     BALANCE AT SEPTEMBER 30, 2000...........     33,969   $314,780    ($108,864)    ($6,355)      ($239)    $199,322
                                                  ======   ========    ==========    ========      ======    ========

Stock option exercise........................        181      1,594                                             1,594

Compensatory stock issuance..................          4        169                                               169

Accretion of non-qualified stock options to
  equity investee............................                   394                                               394

Accumulated other comprehensive loss.........                                                        (80)         (80)

Redemptions of shareholders' notes
  receivable.................................                                               6                       6

Net loss.....................................                             (7,008)                              (7,008)
                                                  ------- ---------- ------------ ----------- ----------- -----------

      BALANCE AT DECEMBER 31, 2000.........       34,154   $316,937    ($115,872)     ($6,349)    ($319)     $194,397
                                                  ======   ========    ==========     ========    ======     ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL INFORMATION AND DESCRIPTION OF BUSINESS

          The accompanying unaudited condensed consolidated financial statements of EMCORE Corporation ("EMCORE" or the "Company") reflect all adjustments considered necessary by management to present fairly the Company's consolidated financial position as of December 31, 2000, the consolidated results of operations for the three-month periods ended December 31, 2000 and 1999 and the consolidated cash flows for the three-month periods ended December 31, 2000 and 1999. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature unless otherwise noted. Prior period balances have been reclassified to conform with the current period financial statement presentation. The results of operations for the three-month period ended December 31, 2000 are not necessarily indicative of the results for the fiscal year ending September 30, 2001 or any future interim period.

          EMCORE has two  reportable  operating  segments:  the  systems-related business unit and the materials-related business unit. The systems-related business unit designs, develops and manufactures tools and manufacturing processes used to fabricate compound semiconductor wafer and devices. This business unit assists our customers with device design, process development and optimal configuration of TurboDisc production systems. Revenues for the systems-related business unit consist of sales of EMCORE's TurboDisc(R) production systems as well as spare parts and services related to these systems. The materials-related business unit designs, develops and manufactures compound semiconductor materials. Revenues for the materials-related business unit include sales of semiconductor wafers, devices and process development technology. EMCORE's vertically-integrated product offering allows it to provide a complete compound semiconductor solution to its customers. The segments reported are the segments of the Company for which separate financial information is available and for which gross profit amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company does not allocate assets or operating expenses to the individual operating segments. Services are performed for each other however there are no intercompany sales transactions between the two operating segments. Available segment information has been presented in the Statements of Operations.


NOTE 2.  JOINT VENTURES

          In May 1999, General Electric Lighting and the Company formed GELcore, a joint venture to develop and market High Brightness Light-Emitting Diode ("HB LED") lighting products. General Electric Lighting and the Company have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. Under the terms of the joint venture agreement, the Company has a 49% non-controlling interest in the GELcore venture and accounts for its investment under the equity method of accounting. For the three-month period ended December 31, 2000, the Company recognized a loss of $1.3 million related to this joint venture which has been recorded as a component of other income and expense. As of December 31, 2000, the Company's net investment in this joint venture amounted to $8.6 million.

          In March 1997, the Company and a subsidiary of Uniroyal Technology Corporation formed Uniroyal Optoelectronics LLC, a joint venture, to manufacture, sell and distribute HB LED wafers and package-ready devices. Under the terms of the joint venture agreement, the Company has a 49% non-controlling interest in this joint venture and accounts for its investment under the equity method of accounting. In December 2000, the Company invested an additional $1.5 million in this venture. For the three-month period ended December 31, 2000, the Company recognized a loss of $2.8 million related to this joint venture, which has been recorded as a component of other income and expense. As of December 31, 2000, the Company's net investment in this joint venture amounted to $6.2 million.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  INVENTORIES

          The components of inventories, net of reserves, consisted of the following:

                                                   As of             As of
           (Amounts in thousands)          December 31, 2000  September 30, 2000
                                           -----------------  ------------------

     Raw materials...................          $23,931            $19,594
     Work-in-process.................            9,633              8,831
     Finished goods..................            2,995              2,299
                                               -------            -------

                Total................          $36,559            $30,724
                                               =======            =======


NOTE 4.  EARNINGS PER SHARE

          The Company accounts for earnings per share under the provision of Statement of Financial Accounting Standards No. 128 "Earnings per share". Basic earnings per common share were calculated by dividing net loss by the weighted average number of common stock shares outstanding during the period. The effect of outstanding common stock purchase options and warrants have been excluded from the earnings per share calculation since the effects of such securities are anti-dilutive. The following table reconciles the number of shares utilized in the earnings per share calculations for the three-month periods ending December 31, 2000 and 1999, respectively.

                                           Three Months
                                        Ended December 31,
                                       -------------------

                                           2000       1999
                                           ----       ----

   Net loss...........................  ($7,008)   ($6,658)

         Preferred stock dividends....         -       (66)

         Periodic accretion of
         redeemable preferred stock
         to mandatory redemption
         value........................        -       (37)
                                           ----       ----
   Net loss attributable to
   common shareholders................   (7,008)    (6,761)
                                        =======    =======
   Net loss per basic and
   diluted share......................   ($0.21)    ($0.25)
                                        =======    =======

   Weighted average of outstanding
   common shares - basic..............   34,004     27,480

   Effect of dilutive securities:
         Stock option and warrants....        -          -
                                           ----       ----

   Weighted average of outstanding
   common shares - diluted............   34,004     27,480
                                         ======     ======


EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5.  RELATED PARTIES

          The President of Hakuto Co. Ltd. ("Hakuto"), the Company's Asian distributor, is a member of the Company's Board of Directors and Hakuto is a minority shareholder of the Company. During the three months ended December 31, 2000 and 1999, sales made through Hakuto amounted to approximately $1.9 million and $2.0 million, respectively.


NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

          Effective October 1, 2000, EMCORE adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of these instruments at fair value. This statement did not have any impact on the financial position, results of operations or cash flows of EMCORE.

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101. ("SAB 101") "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB 101 by the fourth quarter of fiscal year 2001. Currently, the Company recognizes revenue from system sales upon shipment, when title passes to the customer. Subsequent to product shipment, the Company incurs certain installation costs at the customer's facility that are estimated and accrued at the time the sale is recognized. SAB 101 will require the Company to defer revenue and costs related to this installation portion until the service is completed. Had the Company adopted SAB 101, management has determined the impact of such adoption would have resulted in a deferral of approximately $2.8 million of system revenue and an increase in net loss of approximately $2.4 million during the three months ended December 31, 2000. Generally, system installation takes 2-4 weeks, therefore, revenue deferral would be predominantly recognized in the ensuing quarter and the adoption of SAB 101 would be considered only a timing difference predominately on systems shipped during the last month of a quarter. SAB 101 will not have an effect on the Company's material and device revenues.


NOTE 7.  OTHER COMPREHENSIVE LOSS

          Other   comprehensive  loss  includes  foreign  currency   translation
adjustments.

                                                     Three Months
                                                  Ended December 31,
                                                   2000          1999
                                           -------------- -------------

    Net loss.............................       ($7,008)      ($6,658)
    Accumulated other comprehensive loss            (80)             -
                                           -------------- -------------
           Total comprehensive loss......       ($7,088)      ($6,658)
                                           ============== =============

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements based on our current expectations, estimates, and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", "may", "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not a guarantee of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including, but not limited to: rapid growth which places a strain on our resources; our expectation of continued operating losses; rapid technology changes in the compound semiconductor industry that require us to continually improve existing products, design and sell new products and manage the costs of research and development in order to effectively compete; fluctuations in our quarterly operating results which may negatively impact our stock price; the fact that our joint venture partners, who have control of these ventures, may make decisions that we do not agree with and thereby adversely affect our net income; our exposure to export risks since a large percentage of our revenues are from foreign sales; the potential for us to lose sales if we are unable to obtain government authorization to export our products; the fact that our products are difficult to manufacture and small manufacturing defects can adversely affect our production yields and our operating results; lengthy sales and qualifications cycles for our products that are typical of our industry and, in many cases, require us to invest a substantial amount of time and funds before we receive orders; industry demand for skilled employees, particularly scientific and technical personnel with compound semiconductor experience which exceeds the number of skilled personnel available; protecting our trade secrets and obtaining patent protection which is critical to our ability to compete for business; licenses that may be required to continue to manufacture and sell certain of our compound semiconductor wafers and devices, the expense of which may adversely affect our results of operations; interruptions in our business and a significant loss of sales to Asia which may result if our primary Asian distributor fails to effectively market and service our products; our management's stock ownership which gives them the power to control business affairs and prevent a takeover that could be beneficial to unaffiliated shareholders; the consequences of unsuccessful control of the hazardous raw materials used in our manufacturing process which could result in costly remediation fees, penalties or damages under environmental and safety regulations; our business or our stock price which could be adversely affected by issuance of preferred stock; certain provisions of New Jersey Law and our charter which may make a takeover of our company difficult even if such takeover could be beneficial to some of our shareholders; fluctuations in the price of our common stock which may continue in the future. Our Annual Report on Form 10-K and other SEC filings discuss some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly and forward-looking statements for any reason.


OVERVIEW:
          EMCORE Corporation, a New Jersey Corporation, designs, develops and manufactures compound semiconductor materials and is a leading developer and manufacturer of the tools and manufacturing processes used to fabricate compound semiconductor wafers and devices. Established in 1986, EMCORE offers a comprehensive portfolio of compound semiconductor products for the rapidly expanding broadband and wireless communications and solid state lighting markets. EMCORE's integrated product philosophy embodies state of the art technology, material science expertise and a shared vision of our customers' goals and objectives to be leaders and pioneers in the rapidly growing world of compound semiconductors. EMCORE's product line features: optical components for high-speed data and telecommunications; solar cells for global satellite communications; electronic materials for high bandwidth communications systems, such as Internet access and wireless telephones; MOCVD tools for the growth of GaAs, AIGaAs, InP, InGaP, InGaAIP, InGaAsP, GaN, InGaN, AIGaN, and SiC epitaxial materials used in numerous applications, including data and telecommunications modules, cellular telephones, solar cells and high brightness LEDs. Our customers include Agilent Technologies Ltd., AMP, Inc., Anadigics Inc., Corning, Inc., General Motors Corp., Hewlett Packard Co., Honeywell Int'l Inc., Boeing-Spectrolab, Loral Space & Communications Ltd., Lucent Technologies, Inc., Motorola, Inc., Nortel Networks Corp., Siemens AG's Osram GmbH subsidiary,
TriQuint Semiconductor, Inc. and more than a dozen of the largest electronics manufacturers in Japan. For further information about EMCORE, visit http://www.emcore.com.

          In order to facilitate the development and manufacture of new products in targeted growth areas, EMCORE has established a number of strategic relationships through joint ventures, long-term supply agreements and acquisitions. The most significant strategic relationships are summarized below:

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

     o In May 1999, EMCORE and General Electric Lighting formed GELcore, a joint venture to develop and market HB LED lighting products. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. GELcore seeks to combine EMCORE's materials science expertise, process technology and compound semiconductor production systems with General Electric Lighting's brand name recognition and extensive marketing and distribution capabilities. GELcore's long-term goal is to develop products to replace traditional lighting. EMCORE has invested $17.9 million in GELcore and has seconded various employees to the joint venture to assist in the development of products. In September 2000, GELcore acquired Ecolux, Inc. adding LED-signaling products to GELcore's growing line of LED products;

     o In November 1998, EMCORE signed a long-term supply agreement with Space Systems/Loral, a wholly owned subsidiary of Loral Space & Communications. Under this agreement, EMCORE supplies compound semiconductor high-efficiency gallium arsenide solar cells for Loral's satellites. To date, EMCORE has received purchase orders from Space Systems/Loral that total $31.5 million and services this agreement at EMCORE's new facility in Albuquerque, New Mexico.

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

          The following chart contains a breakdown of EMCORE's worldwide revenues by geographic region.


                                   For the fiscal years ended September 30,
----------------------------------------------------------------------------------------------
                                  2000                    1999                   1998
----------------------------------------------------------------------------------------------
        (in thousands)      Revenue  % of revenue  Revenue  % of revenue  Revenue  % of revenue
                          ---------- ------------- -------- ------------- -------- -------------
        Region:
          North America     $64,174           62%  $27,698           48%  $26,648           61%
          Asia               34,656           33%   28,211           48%   15,527           35%
          Europe              5,676            5%    2,432            4%    1,585            4%
        ----------------- ---------- ------------- -------- ------------- -------- -------------

                  TOTAL    $104,506          100%  $58,341          100%  $43,760          100%
                           ========          ====  =======          ====  =======          ====



                      For the three months ended December 30,
     ---------------------------------------------------------------------------
                                   2000                         1999
     ----------------- ------------------------------ --------------------------
     (in thousands)       Revenue      % of revenue     Revenue        % of
                                                                      revenue
                       -------------- --------------- ------------- ------------
     Region
       North America         $26,958             67%        $8,571          52%
       Asia                    7,870             20%         4,572          28%
       Europe                  5,236             13%         3,358          20%
     ----------------- -------------- --------------- ------------- ------------
         TOTAL               $40,064            100%       $16,501         100%
                             =======            ====       =======         ====


          As of December 31, 2000, EMCORE had an order backlog of $155.0 million scheduled to be shipped through December 31, 2001. This represents an increase of 233% or $108.4 million since December 31, 1999. December 2000 backlog also increased $30.0 million or 24% from the sequential backlog reported at September 30, 2000 of $125.0 million. EMCORE includes in backlog only customer purchase orders that have been accepted by EMCORE and for which shipment dates have been assigned within the 12 months to follow and research contracts that are in process or awarded. Wafer and device agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months. EMCORE receives partial advance payments or irrevocable letters of credit on most production system orders.


          EMCORE has two  reportable  operating  segments:  the  systems-related business unit and the materials-related business unit. The systems-related business unit designs, develops and manufactures tools and manufacturing processes used to fabricate compound semiconductor wafer and devices. This business unit assists our customers with device design, process development and optimal configuration of TurboDisc production systems. Revenues for the systems-related business unit consist of sales of EMCORE's TurboDisc production systems as well as spare parts and services related to these systems. The materials-related business unit designs, develops and manufactures compound semiconductor materials. Revenues for the materials-related business unit include sales of semiconductor wafers, devices, packaged devices, modules and process development technology. EMCORE's vertically-integrated product offering allows it to provide a complete compound semiconductor solution to its customers. The segments reported are the segments of EMCORE for which separate financial information is available and for which gross profit amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. EMCORE does not allocate assets or operating expenses to the individual operating segments. Services are performed for each other however there are no intercompany sales transactions between the two operating segments.

Results of Operations

          The following table sets forth the condensed consolidated Statement of Operations data of EMCORE expressed as a percentage of total revenues for the three months ended December 31, 2000 and 1999:

      STATEMENT OF OPERATIONS DATA:

                                                         THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                        ---------------------
                                                          2000       1999
                                                        ---------------------
    Revenues.................................             100.0%    100.0%
    Cost of revenues.........................              58.7%     59.3%
                                                        ---------------------
              Gross profit...................              41.3%     40.7%

    Operating expenses:
       Selling, general and administrative...              17.4%     28.6%
       Goodwill amortization.................               1.8%      6.7%
       Research and development..............              32.9%     28.5%
                                                        ---------------------
               Total operating expenses......              52.1%     63.8%
                                                        ---------------------

              Operating loss.................             (10.8%)   (23.1%)

         Interest income, net................              (3.7%)    (0.5%)
         Imputed warrant interest expense                     -       1.0%
         Equity in net loss of unconsolidated
           affiliates........................              10.3%     16.8%
                                                        ---------------------
                Total other expenses.........               6.6%     17.3%
                                                        ---------------------

    Net loss.................................             (17.4%)   (40.4%)
                                                        =====================



COMPARISON OF THREE-MONTH PERIODS ENDED DECEMBER 31, 1999 AND 2000

          Revenues. EMCORE's revenues increased 143% or $23.6 million from $16.5 million for the three-month period ended December 31, 1999 to $40.1 million for the three-month period ended December 31, 2000. On a sequential basis, revenues increased 18% or $6.0 million from $34.1 million reported in the prior quarter. This increase in revenues was attributable to both systems- and materials-related product lines. Systems-related revenues increased 124% or $14.8 million from $12.0 million to $26.8 million. On a sequential basis, systems related revenues increased 17% or $3.9 million from $22.9 million reported in the prior quarter. The number of MOCVD production systems shipped during the quarter increased 89% from 9 in 1999 to 17 systems in 2000. Management expects system shipments to increase over 85% in fiscal year 2001 to approximately 75 MOCVD systems. Materials-related revenues increased 194% or $8.8 million from $4.5 million to $13.3 million. On a sequential basis, materials-related revenues increased 19% or $2.1 million from $11.2 million reported in the prior quarter. This revenue growth was primarily related to sales of solar cells, pHEMT and HBT epitaxial wafers and VCSELs, which increased 252%, 780% and 184%, respectively, from the prior year. As a percentage of revenues, systems- and materials-related revenues accounted for 73% and 27%, respectively, for the three-month period ended December 31, 1999 and improved to 67% and 33.0%, respectively, for the three-month period ended December 31, 2000. EMCORE expects the product mix between systems and materials to continue to approach 50% as other new products are introduced and production of commercial volumes of these materials commences. International sales accounted for 48% of revenues for the three months ended December 31, 1999 and 33% of revenues for the three months ended December 31, 2000. The increase in domestic sales is a direct result of significant materials-related design wins at several large U.S. semiconductor and wireless communication companies.

          Gross Profit. EMCORE's gross profit increased 146% or $9.8 million from $6.7 million for the three-month period ended December 31, 1999 to $16.5 million for the three-month period ended December 31, 2000. On a sequential basis, gross profit increased 18% or $2.5 million from $14.1 million. Gross profit earned on systems-related revenues increased 165% or $7.4 million from $4.5 million to $11.8 million. On a sequential basis, gross profit from systems-related revenues increased 17% or $1.7 million from $10.1 million earned in the prior quarter. This increase is due primarily to the rise in production system sales, discussed above, as well as, improved manufacturing efficiencies. Component and service related revenues continue to increase since EMCORE's production system installed base now exceeds 300 MOCVD systems. Gross profit earned on materials-related revenues increased 108% or $2.5 million from $2.3 million to $4.7 million. On a sequential basis, gross profit from materials-related revenues increased 20% or $0.8 million from $3.9 million earned in the prior quarter. Management expects gross profits on materials-related sales to increase due to recent yield improvements in manufacturing processes and expected increased production output due to EMCORE's strong order backlog of material-related products.

          Selling, General and Administrative. Selling, general and administrative expenses increased by 48% or $2.3 million from $4.7 million for the three-month period ended December 31, 1999 to $7.0 million for the three-month period ended December 31, 2000. On a sequential basis, selling, general and administrative expenses increased 15% or $0.9 million from $6.1 million incurred in the prior quarter. A significant portion of the increase was due to headcount increases in marketing and sales personnel to support domestic and foreign markets and other administrative headcount additions to sustain internal support. As a percentage of revenue, selling, general and administrative expenses decreased from 29% for the three-month period ended December 31, 1999 to 17% for the three-month period ended December 31, 2000. On a sequential basis, as a percentage of revenue, selling, general and administrative expenses decreased from 18% realized in the prior quarter.

          Goodwill Amortization. Goodwill of $13.2 million was recorded in connection with our acquisition of MODE in December 1997. During the three months ended December 31, 2000, EMCORE amortized $0.7 million, the remaining portion of goodwill.

          Research and Development. Research and development expenses increased 180% or $8.5 million from $4.7 million in the three-month period ended December 31, 1999 to $13.2 million in the three month-period ended December 31, 2000. On a sequential basis, research and development decreased 24% or $4.2 million from $17.3 million incurred in the last quarter. During the quarter ended September 30, 2000, EMCORE incurred $7.0 million of additional research and development expenses in connection with EMCORE's array transceiver program, a design and development program under an agreement with JDS Uniphase. In addition, EMCORE accelerated certain fiber optic and wireless programs to meet customer driven market windows. To maintain growth and to continue to pursue market leadership in materials science technology, management expects to continue to invest a significant amount of its resources in research and development. As a percentage of revenue, research and development expenses decreased from 51% for the three months ended September 30, 2000 to 33% for the three months ended December 31, 2000. In fiscal year 2001, management expects research and development expenses to increase approximately 25%, but continue to decrease as a percentage of revenues.

          Interest Income, net. For the three-month period ended December 31, 2000, net interest income increased $1.4 million from $0.1 million in 1999 to $1.5 million. In March 2000, EMCORE completed the issuance of an additional 2.0 million common stock shares (adjusted for 2:1 stock split in September 2000) through a public offering, which resulted in proceeds of $127.5 million, net of issuance costs. A portion of the proceeds was used to repay all outstanding bank loans, thereby reducing interest expense and generating interest income on the retained proceeds. Higher interest rates in fiscal year 2000 also contributed to increased interest income.

          Equity in unconsolidated affiliates. Because EMCORE does not have a controlling economic and voting interest in its joint ventures, EMCORE accounts for these joint ventures under the equity method of accounting. For the three-month period ended December 31, 1999, EMCORE incurred a net loss of $1.4 million related to the Uniroyal joint venture and a $1.3 million net loss related to the GELcore joint venture. For the three-month period ended December 31, 2000, EMCORE incurred a net loss of $2.8 million related to the Uniroyal joint venture and a $1.3 million net loss related to the GELcore joint venture.

          Income Taxes. As a result of its losses, EMCORE did not incur any income tax expense in both the three-month periods ended December 31, 1999 and 2000.

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


Liquidity and Capital Resources

          EMCORE has funded operations to date through sales of equity, bank borrowings, subordinated debt and revenues from product sales. In June 1999, EMCORE completed a secondary public offering and raised approximately $52.0 million, net of issuance costs. In March 2000, EMCORE completed an additional public offering and raised approximately $127.5 million, net of issuance costs. As of December 31, 2000, EMCORE had working capital of approximately $89.5 million, including $67.3 million in cash, cash equivalents and marketable securities.

          Cash used from operating activities approximated $11.2 million during the three-month period ended December 31, 2000 as a result of EMCORE's net loss and increases in both inventory and accounts receivable. The increase in accounts receivable was within expectations of the 143% increase in revenues from the prior year. Accounts receivable turnover continues to approximate 7.8 turns per year or 46 DSO and the Company historically has not had a problem with collectability. Net cash used for investment activities amounted to $14.4 million, which represents an increase of 198% or $9.6 million from the prior year. For the three months ended December 31, 2000, EMCORE's capital expenditures totaled $23.7 million, which was used primarily for capacity expansion at both New Jersey and New Mexico's manufacturing facilities. EMCORE quadrupled its production capacity for GaInP HBTs and pHEMTs to meet wireless and fiber optic market demands. Completed in January 2001, EMCORE tripled its cleanroom manufacturing capacity in New Mexico by adding on an additional 36,000 square feet to the existing 50,000 square foot building which houses EMCORE's solar cell, optical components and networking products. EMCORE's planned capital expenditures are expected to total approximately $50.0 million during fiscal year 2001. Capital spending in fiscal year 2001 also includes the purchase of and continued upgrades to manufacturing facilities, continued investment in analytical and diagnostic research and development equipment, upgrading and purchasing computer equipment and the manufacture of TurboDisc MOCVD production systems used internally for production of materials-related products. EMCORE's net investment in marketable securities was reduced by $10.5 million during the quarter ended December 31, 2000. Net cash provided by financing activities for the three-month period ended December 31, 2000 amounted to approximately $1.6 million from proceeds of stock option exercises.

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

          In 1992, EMCORE received a royalty bearing, non-exclusive license under a patent held by Rockwell International Corporation which relates to an aspect of the manufacturing process used by its TurboDisc systems. In October 1996, EMCORE initiated discussions with Rockwell to receive additional licenses to permit EMCORE to use this technology to manufacture and sell compound semiconductor wafers and devices. In November 1996, EMCORE suspended these negotiations because of litigation surrounding the validity of the Rockwell patent. EMCORE also ceased making royalty payments to Rockwell under the license during the pendency of the litigation. In January 1999, the case was settled and a judgment was entered in favor of Rockwell. As a result, EMCORE may be required to pay royalties to Rockwell for certain of its past sales of wafers and devices to its customers who did not hold licenses directly from Rockwell. Management has reviewed and assessed its likely royalty obligations and believes that it has the appropriate amounts reserved at December 31, 2000. If EMCORE is required to pay Rockwell amounts in excess of its reserves, its business, financial condition and results of operations could be materially and adversely affected.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          During the three months ended December 31, 2000, EMCORE invested some of the proceeds from its March 2000 public offering into high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. No other material changes in market risk were identified. EMCORE has no debt outstanding as of December 31, 2000.



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

      ITEM 5.  OTHER INFORMATION

               Not applicable

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  List of Exhibits:

                    27 - Financial Data Schedule

               (b)  Reports on Form 8-K:

                    - No reports on Form 8-K were filed during the quarter ended
                      December 31, 2000



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EMCORE CORPORATION


  Date:   February 14, 2001    By:  /s/ Reuben F. Richards, Jr.
                                   ---------------------------------------------
                                   Reuben F. Richards, Jr.
                                   President and Chief Executive Officer

  Date:   February 14, 2001    By:  /s/ Thomas G. Werthan
                                   ---------------------------------------------
                                   Thomas G. Werthan
                                   Vice President, Finance and Administration