Form 10-Q
period 2001-03-31
EMCORE CORP
filed 2001-05-15
CIK 808326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one):

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:[X] No:[ ]

    The number of shares of the registrant's Common Stock, no par value, outstanding as of May 1, 2001 was 34,459,626.

ITEM 1.  Financial Statements

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                    Three Months Ended            Six Months Ended
                                                                         March 31,                     March 31,
                                                              ----------------------------  -------------------------------
                                                                   2001           2000            2001            2000
                                                              ----------------------------  -------------------------------
Revenues:
   Systems-related.......................................       $32,475        $13,370         $59,260         $25,347
   Materials-related.....................................        15,432         10,555          28,711          15,079
                                                              -------------------------------------------------------------
          Total revenues.................................        47,907         23,925          87,971          40,426
Cost of revenues:
   Systems-related.......................................        17,568          7,564          32,540          15,082
   Materials-related.....................................        10,758          6,425          19,322           8,685
                                                              -------------------------------------------------------------
          Total cost of revenues.........................        28,326         13,989          51,862          23,767
                                                              -------------------------------------------------------------

         Gross profit....................................        19,581          9,936          36,109          16,659

Operating expenses:
   Selling, general and administrative ..................         7,552          5,271          14,535           9,995
   Goodwill amortization.................................           103          1,098             837           2,196
   Research and development..............................        11,998          4,662          25,177           9,370
                                                              -------------------------------------------------------------
Total operating expenses ................................        19,653         11,031          40,549          21,561
                                                              -------------------------------------------------------------

         Operating loss..................................           (72)        (1,095)         (4,440)         (4,902)

Other (income) expense:
  Interest income, net...................................          (794)          (615)         (2,286)           (693)
  Other income...........................................        (5,890)            --          (5,890)             --
  Imputed warrant interest expense, non-cash.............            --            680              --             843
  Equity in net loss of unconsolidated affiliates........         3,668          3,047           7,800           5,813
                                                              -------------------------------------------------------------
Total other (income) expense.............................        (3,016)         3,112            (376)          5,963
                                                              -------------------------------------------------------------

         Net income (loss)...............................        $2,944        ($4,207)        ($4,064)       ($10,865)
                                                              =============================================================

Net income (loss) per basic share (see note 4)...........         $0.09         ($0.14)         ($0.12)         ($0.39)
                                                              ---------------------------------------------------------------

Net income (loss) per diluted share (see note 4).........         $0.08         ($0.14)         ($0.12)         ($0.39)
                                                              ---------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               EMCORE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                          At March 31,        At September 30,
                                                                       --------------------------------------------
                                                                              2001                  2000
                                                                       --------------------------------------------
                                   ASSETS                                  (unaudited)
Current assets:
  Cash and cash equivalents.......................................           $16,874              $50,849
  Marketable securities...........................................            11,974               50,896
  Accounts receivable, net of allowance for doubtful accounts of $712 and $1,065 at March 31, 2001 and
    September 30, 2000, respectively..............................            38,769               18,240
  Accounts receivable, related parties............................             1,875                2,334
  Inventories, net................................................            43,811               30,724
  Other current assets............................................             5,245                1,829
                                                                       --------------------------------------------
         Total current assets.....................................           118,548              154,872

Property, plant and equipment, net................................           117,548               69,701
Goodwill, net.....................................................             2,997                  734
Investments in unconsolidated affiliates..........................            11,399               17,015
Other assets, net.................................................             5,374                1,580
                                                                       --------------------------------------------
         Total assets.............................................          $255,866             $243,902
                                                                       ============================================

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................................           $21,326              $16,512
  Accrued expenses................................................             8,009                6,083
  Advanced billings...............................................            24,609               20,278
  Capital lease obligations.......................................                66                   72
  Other current liabilities.......................................               364                  340
                                                                       --------------------------------------------
         Total current liabilities................................            54,374               43,285

Capital lease obligations, net of current portion.................                71                   75
Other liabilities.................................................             1,316                1,220
                                                                       --------------------------------------------
         Total liabilities........................................            55,761               44,580
                                                                       --------------------------------------------


Shareholders' Equity:
Preferred stock, $.0001 par value, 5,882,352 shares authorized....                --                   --
Common stock, no par value, 100,000,000 shared authorized,
  34,364,771 shares issued and 34,361,635 outstanding at March
  31, 2001; 33,974,698 shares issued and 33,971,562
  outstanding at September 30, 2000...............................           319,698              314,780
Accumulated deficit...............................................          (112,928)            (108,864)
Notes receivable..................................................            (6,362)              (6,355)
Treasury stock....................................................              (239)                (239)
Accumulated other comprehensive loss..............................               (64)                  --
                                                                       --------------------------------------------
         Total shareholders' equity...............................           200,105              199,322
                                                                       --------------------------------------------

         Total liabilities and shareholders' equity...............          $255,866             $243,902
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

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                  Six Months Ended March 31,
                                                                                 ------------------------------
                                                                                      2001           2000
                                                                                 ------------------------------
Cash flows from operating activities:
Net loss..............................................................              ($4,064)      ($10,865)
                                                                                 ------------------------------
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
  Depreciation and amortization.......................................                8,996          7,819
  Provision for doubtful accounts.....................................                  228            240
  Non-cash charges on warrant issuances...............................                   --            843
  Deferred gain on sales to an unconsolidated affiliate...............                  120            439
  Equity in net loss of unconsolidated affiliates.....................                7,800          5,813
  Compensatory stock issuances........................................                  439            255
  Change in assets and liabilities:
    Accounts receivable - trade.......................................              (20,758)        (6,477)
    Accounts receivable - related parties.............................                  460            641
    Inventories.......................................................              (13,088)        (7,696)
    Other current assets..............................................               (3,416)        (4,322)
    Other assets......................................................               (5,183)          (151)
    Accounts payable..................................................                4,813          5,943
    Accrued expenses..................................................                1,908           (494)
    Advanced billings.................................................                4,330          4,417
    Other.............................................................                  (64)            --
                                                                                 ------------------------------
              Total adjustments.......................................              (13,415)         7,270
                                                                                 ------------------------------
  Net cash used for operating activities..............................              (17,479)        (3,595)
                                                                                 ------------------------------

Cash flows from investing activities:
Purchase of property, plant, and equipment............................              (55,876)        (9,932)
Investments in unconsolidated affiliates..............................               (2,382)        (4,083)
Investment in marketable securities, net..............................               38,915             --
                                                                                 ------------------------------
  Net cash used for investing activities..............................              (19,343)       (14,015)
                                                                                 ------------------------------
Cash flows from financing activities:
Payments on capital lease obligations.................................                    9           (373)
Proceeds from public stock offering, net of $8,250 issue costs........                   --        127,750
Proceeds from exercise of stock options and employee stock purchase
  plan................................................................                2,824          1,271
Dividends paid on preferred stock.....................................                   --           (132)
Proceeds from exercise of stock purchase warrants.....................                   14          4,078
Proceeds from shareholders' notes receivable..........................                   --             54
                                                                                 ------------------------------
  Net cash provided by financing activities...........................                2,847        132,648
                                                                                 ------------------------------
Net (decrease) increase in cash and cash equivalents..................              (33,975)       115,038
Cash and cash equivalents, beginning of period........................               50,849          7,165
                                                                                 ------------------------------
Cash and cash equivalents, end of period..............................              $16,874       $122,203
                                                                                 ==============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest............................                  $21           $220
                                                                                 ==============================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               EMCORE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the years ended September 30, 1999 and 2000 and the
                         six months ended March 31, 2001
                                 (in thousands)
                                   (unaudited)


                                                       Common Stock                     Shareholders'                   Total
                                                   ---------------------  Accumulated      Notes                     Shareholders'
                                                   Shares     Amount        Deficit      Receivable        Other        Equity
                                                  -------- ------------ -------------- -------------- -------------- -------------
          Balance at September 30, 1998.........   18,752     $87,443      ($60,196)      ($7,667)                      $19,580

Preferred stock dividends.......................                               (319)                                       (319)

Accretion of redeemable preferred stock to
  redemption value..............................                                (52)                                        (52)

Issuance of common stock purchase
   warrants.....................................                2,596                                                     2,596

Issuance of common stock from public
  offering, net of issuance cost of $5,000......    6,000      52,000                                                    52,000

Stock option exercise...........................      220         376                                                       376

Stock purchase warrant exercise.................      643       2,450                                                     2,450

Conversion of mandatorily redeemable
  convertible preferred stock into common
  stock.........................................    1,040       7,125                                                     7,125

Redemptions of shareholders' notes
  receivable....................................                                              120                           120

Compensatory stock issuance.....................       53         436                                                       436

Net loss........................................                            (22,689)                                    (22,689)
                                                 ---------------------------------------------------------------------------------
          Balance at September 30, 1999.........   26,708    $152,426      ($83,256)      ($7,547)            --        $61,623

Preferred stock dividends.......................                                (83)                                        (83)

Accretion of redeemable preferred stock to
  redemption value..............................                                (40)                                        (40)

Issuance of common stock purchase
   warrants.....................................                  689                                                       689

Issuance of non-qualified stock options to
  equity investee...............................                  835                                                       835

Issuance of common stock from public offering,
  net of issuance cost of $8,500................    2,000     127,500                                                   127,500

Stock option exercise...........................      506       2,197                                                     2,197

Stock purchase warrant exercise.................    1,996      10,874                                                    10,874

Conversion of mandatorily redeemable
  convertible preferred stock into common
  stock.........................................    2,060      14,193                                                    14,193

Purchase of treasury stock......................       (3)                                                  (239)          (239)

Redemptions of shareholders' notes
  receivable....................................                                            1,192                         1,192

Compensatory stock issuance.....................       23         566                                                       566

Conversion of convertible subordinated notes
  into common stock.............................      682       5,500                                                     5,500

Net loss........................................                            (25,485)                                    (25,485)
                                                 ---------------------------------------------------------------------------------
          Balance at September 30, 2000.........   33,972    $314,780     ($108,864)      ($6,355)         ($239)      $199,322

Stock option exercise...........................      318       2,147                                                     2,147

Warrants exercised..............................        1          14                                                        14

Compensatory stock issuance.....................       13         439                                                       439

Issuance of common stock under employee stock
  purchase plan.................................       17         677                                                       677

Issuance of common stock in connection with
  acquisition...................................       41       1,840                                                     1,840

Accretion of non-qualified stock options to
  equity investee...............................                 (199)                                                     (199)

Accumulated other comprehensive loss............                                                             (64)           (64)

Additional shareholders' notes receivable.......                                               (7)                           (7)

Net loss........................................                             (4,064)                                     (4,064)
                                                 ---------------------------------------------------------------------------------

          Balance at March 31, 2001.............   34,362    $319,698     ($112,928)      ($6,362)         ($303)      $200,105
                                                   ======    ========      ========        ======           ====       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  Interim Financial Information and Description of Business

    The accompanying unaudited condensed consolidated financial statements of EMCORE Corporation ("EMCORE" or the "Company") reflect all adjustments considered necessary by management to present fairly the Company's consolidated financial position as of March 31, 2001, the consolidated results of operations for the three and six-month periods ended March 31, 2001 and 2000 and the consolidated cash flows for the six-month periods ended March 31, 2001 and 2000. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature unless otherwise noted. Prior period balances have been reclassified to conform with the current period financial statement presentation. The results of operations for the three and six-month periods ended March 31, 2001 are not necessarily indicative of the results for the fiscal year ending September 30, 2001 or any future interim period.

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

NOTE 2.  Joint Ventures

    In May 1999, General Electric Lighting and the Company formed GELcore, a joint venture to develop and market High Brightness Light-Emitting Diode ("HB LED") lighting products. General Electric Lighting and the Company have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. Under the terms of the joint venture agreement, the Company has a 49% non-controlling interest in the GELcore venture and accounts for its investment under the equity method of accounting. For the three and six-month periods ended March 31, 2001, the Company recognized a loss of $0.9 million and $2.2 million, respectively, related to this joint venture which has been recorded as a component of other income and expense. As of March 31, 2001, the Company's net investment in this joint venture amounted to $7.2 million.

    In March 1997, the Company and a subsidiary of Uniroyal Technology Corporation formed Uniroyal Optoelectronics LLC, a joint venture, to manufacture, sell and distribute HB LED wafers and package-ready devices. Under the terms of the joint venture agreement, the Company has a 49% non-controlling interest in this joint venture and accounts for its investment under the equity method of accounting. In January 2001, the Company invested an additional $0.8 million in this venture. For the three and six-month periods ended March 31, 2001, the Company recognized a loss of $2.8 million and $5.6 million, respectively related to this joint venture, which has been recorded as a component of other income and expense. As of March 31, 2001, the Company's net investment in this joint venture amounted to $4.2 million.

NOTE 3.  Acquisitions

    In January 2001, the Company purchased Analytical Solutions, Inc., and Training Solutions, Inc. both located in Albuquerque, New Mexico. These companies provide engineering support and analytical services in the form of performance analysis, failure analysis, cross sectioning and parts qualification to a wide array of high technology companies. The Company intends that the acquisition of these companies will accelerate product development and qualification with customers, particularly in fiberoptics. The total consideration for these two companies was approximately $4.0 million which was paid in both cash and the Company's common stock. The acquisition was recorded using the purchase method of accounting. The Company allocated approximately $3.1 million to goodwill which is being amortized over a period of five years.

NOTE 4.  Earnings Per Share

    The Company accounts for earnings per share under the provision of Statement of Financial Accounting Standards No. 128 "Earnings per share". Basic earnings per common share were calculated by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. Diluted earnings per common share were calculated by dividing net income by the weighted average number of shares and dilutive potential shares outstanding during the year, assuming conversion of the potential shares at the beginning of the period presented. Shares issuable upon conversion of stock options and other performance awards have been included in the diluted calculation of weighted-average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below. The following table reconciles the number of shares utilized in the earnings per share calculations for the three and six-month periods ending March 31, 2001 and 2000, respectively.


                                                                      Three Months                      Six Months
                                                                     Ended March 31,                  Ended March 31,
                                                                    -----------------              --------------------
                                                                    2001          2000             2001            2000
Net income (loss).................................                 $2,944        ($4,207)        ($4,064)        ($10,865)

     Preferred stock dividends....................                     --            (15)             --              (82)

     Periodic accretion of redeemable
     preferred stock to mandatory
     redemption value.............................                     --             (5)             --              (40)
                                                                   ------         ------          ------          -------

     Net income (loss) attributable to
     common shareholders..........................                 $2,944        ($4,227)        ($4,064)        ($10,987)
                                                                   ======         ======          ======          =======

     Net income (loss) per basic share............                  $0.09         ($0.14)         ($0.12)          ($0.39)
                                                                   ======         ======          ======          =======

     Net income (loss) per diluted share..........                  $0.08         ($0.14)         ($0.12)          ($0.39)
                                                                   ======         ======          ======          =======

     Weighted average of outstanding common
     shares - basic...............................                 34,319         29,790          34,158           28,628

     Effect of dilutive securities:
       Stock option and warrants..................                  4,067             --              --               --
                                                                   ------         ------          ------          -------

     Weighted average of outstanding common
     shares - diluted.............................                 38,386         29,790          34,158           28,628
                                                                   ======         ======          ======          =======

NOTE 5. Other Income

    Other income for the three months ended March 31, 2001 includes a net gain of $5.9 million related to the settlement of litigation.

NOTE 6.  Other Comprehensive Loss

    Other comprehensive loss includes foreign currency translation adjustments.


                                                        Three Months           Six Months
                                                       Ended March 31,        Ended March 31,
                                                       --------------         ---------------
                                                     2001         2000        2001        2000
                                                     ----         ----        ----        ----
Net income (loss)..............................    $2,944      ($4,207)     ($4,064)     ($10,865)
Accumulated other comprehensive income (loss)..        16           --          (64)           --
                                                ---------- ------------- ------------ ------------
   Total comprehensive income (loss)...........    $2,960      ($4,207)     ($4,128)     ($10,865)
                                                ========== ============= ============ ============

NOTE 7.  Inventories

     The components of inventories consisted of the following:

                                            As of                As of
          (Amounts in thousands)      March 31, 2001       September 30, 2000
                                      --------------       ------------------

    Raw materials...................         $30,181              $19,594
      Work-in-process...............          11,244                8,831
      Finished goods................           2,386                2,299
                                       ---------------         ------------
                    Total                    $43,811              $30,724
                                       ===============         ============


NOTE 8.  Related Parties

     The President of Hakuto Co. Ltd. ("Hakuto"), the Company's Asian distributor, is a member of the Company's Board of Directors and Hakuto is a minority shareholder of the Company. During the three and six-month periods ended March 31, 2001, sales made through Hakuto amounted to approximately $4.9 million and $7.8 million, respectively. During the three and six-month periods ended March 31, 2000, sales made through Hakuto amounted to approximately $3.8 million and $7.4 million respectively.

     From time to time, the Company has lent money to certain of its executive officers and directors. Pursuant to due authorization from the Company's Board of Directors, the Company lent $3.0 million to Reuben F. Richards, Jr., Chief Executive Officer and a director of the Company. The promissory note bears interest at a rate of 5.18% per annum, compounded annually. The note is fully secured by a pledge of certain shares of the Company's common stock. Principal and accrued interest is payable in February 2004.

NOTE 9.  Debt Facilities

     On March 1, 2001, the Company entered into an Amended and Restated Revolving Loan and Security Agreement with First Union National Bank. This credit facility provides for revolving loans in an amount up to $20.0 million outstanding at any one time, depending on the Company's borrowing base. These loans bear interest payable monthly in arrears at a rate equal to the lesser of the prime rate and LIBOR plus a margin of 1.50%. The credit facility matures on January 31, 2003. The loans under the credit facility are secured by a security interest in substantially all of our personal property.

NOTE 10.  Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101. ("SAB 101") "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company will adopt SAB 101 by the fourth quarter of fiscal year 2001. Currently, the Company recognizes revenue from system sales upon shipment, when title passes to the customer. Subsequent to product shipment, the Company incurs certain installation costs at the customer's facility that are estimated and accrued at the time the sale is recognized. SAB 101 will require the Company to defer revenue and costs related to this installation portion until the service is completed. Had the Company adopted SAB 101, management has determined the impact of such adoption would have resulted in a deferral of approximately $4.0 million of system revenue and an decrease in net income of approximately $3.3 million during the three months ended March 31, 2001. Generally, system installation takes 2-4 weeks, therefore, revenue deferral would be predominantly recognized in the ensuing quarter and the adoption of SAB 101 would be considered only a timing difference predominately on systems shipped during the last month of a quarter. Management does not anticipate that SAB 101 will have an effect on the Company's material and device revenues.

NOTE 11.  Subsequent Events

     Debt Facilities - On May 2, 2001 the Company announced it had agreed to privately place $150 million aggregate principal amount of 5% convertible subordinated notes due 2006. The notes are convertible into EMCORE common stock at a conversion price of $48.76 per share. The Company also granted the initial purchasers of the notes a 30-day option to purchase an additional $25 million principal amount of the notes. On May 7, 2001, the Company completed the private placement of $175 million aggregate principal amount of the notes. The Company intends to use the proceeds of the offering for general corporate purposes, including capital expenditures, working capital, funding its joint ventures, repaying existing indebtedness, and research and development. In addition, the Company may use a portion of the proceeds of the offering to strategically acquire or invest in complementary businesses, products or technology, either directly or through its joint ventures.

     Joint Venture - On April 11, 2001, the Company invested an additional $3.9 million into the GELcore joint venture.

     Commitments and Contingencies - In 1992, EMCORE received a royalty bearing, non-exclusive license under a patent held by Rockwell International Corporation which relates to an aspect of the manufacturing process used by its TurboDisc systems. In October 1996, EMCORE initiated discussions with Rockwell to receive additional licenses to permit EMCORE to use this technology to manufacture and sell compound semiconductor wafers and devices. In November 1996, EMCORE suspended these negotiations because of litigation surrounding the validity of the Rockwell patent. EMCORE also ceased making royalty payments to Rockwell under the license during the pendency of the litigation. In January 1999, the case was settled and a judgment was entered in favor of Rockwell. On April 25, 2001, the Company entered into a settlement agreement with Rockwell Technologies, LLC which released us from any liability relating to our manufacture and past sales of epitaxial wafers, chips and devices under Rockwell's US Patent No. 4,368,098. At March 31, 2001, the Company was fully reserved for this settlement payment.

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

OVERVIEW:

     EMCORE Corporation designs, develops and manufactures compound semiconductor wafers and devices and is a leading developer and manufacturer of the tools and manufacturing processes used to fabricate compound semiconductor wafers and devices. Compound semiconductors are composed of two or more elements and usually consist of a metal, such as gallium, aluminum or indium, and a non-metal such as arsenic, phosphorus or nitrogen. Many compound semiconductors have unique physical properties that enable electrons to move through them at least four times faster than through silicon-based devices and are therefore well suited to serve the growing need for efficient, high performance electronic systems.

     EMCORE offers a comprehensive portfolio of products and systems for the rapidly expanding broadband, wireless communications and solid state lighting markets. We have developed extensive materials science expertise and process technology to address our customers' needs. Customers can take advantage of our vertically integrated solutions approach by purchasing custom-designed wafers and devices from us, or by manufacturing their own devices in-house using one of our metal organic chemical vapor deposition ("MOCVD") production systems configured to their specific needs. Our products and systems enable our customers to cost effectively introduce new and improved high performance products to the market faster in high volumes.

     The growth in our business is driven by the widespread deployment of fiber optic networks, introduction of new wireless networks and services, rapid build-out of satellite communication systems, increasing use of more power efficient lighting sources, increasing use of electronics in automobiles and emergence of advanced consumer electronic applications. Also, the growing demands for higher volumes of a broad range of higher performance devices has resulted in manufacturers increasingly outsourcing their needs for compound semiconductor wafers and devices. Our expertise in materials science and process technology provides us with a competitive advantage to manufacture compound semiconductor wafers and devices in high volumes. We have increased revenues at a compound annual growth rate ("CAGR") of 30% over the three fiscal years ended September 30, 2000, from $47.8 million in fiscal 1997 to $104.5 million in fiscal 2000.

Wafers and Devices

     EMCORE offers a broad array of compound semiconductor wafers and devices, including optical components and components for use in high-speed data communications and telecommunications networks, radio frequency materials ("RF materials") used in mobile communications products such as wireless modems and handsets, solar cells that power commercial and military satellites high brightness light-emitting diodes ("HB LEDs") for several lighting markets and magneto resistive sensors ("MR sensors") for various automotive applications.

o Optical Components and Modules. Our family of vertical cavity surface emitting lasers ("VCSEL") and VCSEL array transceiver and transponder products, as well as our photodiode array components, serve the rapidly growing high-speed data communications network markets, including the Gigabit Ethernet, FibreChannel, Infiniband, and Very Short Reach OC-192, the emerging Very Short Reach OC-768 and related markets. Our strategy is to manufacture high cost optical components and subassemblies in-house, using our proprietary technologies, to reduce the overall cost of our transceiver and transponder modules.

o RF Materials. We currently produce 4-inch and 6-inch InGaP HBT and pHEMT materials that are used by our wireless customers for power amplifiers for GSM, TDMA, CDMA and the emerging 3G multiband wireless handsets.

o Solar Cells. Solar cells are typically the largest single cost component of a satellite. Our compound semiconductor solar cells, which are used to power commercial and military satellites, have achieved industry-leading efficiencies. Solar cell efficiency dictates the electrical power of the satellite and bears upon the weight and launch costs of the satellite. We began shipping our triple junction solar cells in December 2000.

o HB LEDs. Through our joint ventures with General Electric Lighting and Uniroyal Technology Corporation, we provide advanced HB LED technology used in such products as wafers and package-ready devices and in such applications as traffic lights, miniature lamps, automotive lighting, and flat panel displays.

Production Systems

     EMCORE is a leading provider of compound semiconductor technology processes and MOCVD production tools. We believe that our proprietary TurboDisc deposition technology makes possible one of the most cost-effective production processes for the commercial volume manufacture of high-performance compound semiconductor wafers and devices, which are integral to broadband communication applications.

Customers

     Our customers include Agilent Technologies Ltd., Anadigics Inc., Boeing-Spectrolab, Corning, Inc., General Motors Corp., Hewlett Packard Co., Honeywell International Inc., IBM, JDS Uniphase Corp., Loral Space &Communications Ltd., Lucent Technologies, Inc., Motorola, Inc., Nortel Networks Corp., Siemens AG's Osram GmbH subsidiary, TriQuint Semiconductor, Inc. and more than a dozen of the largest electronics manufacturers in Japan.

Benefits of Compound Semiconductors

     Recent advances in information technologies have created a growing need for efficient, high- performance electronic systems that operate at very high frequencies, have increased storage capacity and computational and display capabilities and can be produced cost-effectively in commercial volumes. In the past, electronic systems manufacturers have relied on advances in silicon semiconductor technology to meet many of these demands. However, the newest generation of high-performance electronic and optoelectronic applications require certain functions that are generally not achievable using silicon-based components. Compound semiconductors have emerged as an enabling technology to meet the complex requirements of today's advanced information systems. Many compound semiconductor materials have unique physical properties that allow electrons to move at least four times faster than through silicon-based devices.

Advantages of compound semiconductor devices over silicon devices include: operation at higher speeds; lower power consumption; less noise and distortion; and optoelectronic properties that enable these devices to emit and detect light. Although compound semiconductors are more expensive to manufacture than the more traditional silicon-based semiconductors, electronics manufacturers are increasingly integrating compound semiconductors into their products in order to achieve the higher performance demands of today's electronic products and systems.

Strategy

     Our objective is to capitalize on our position as a leading developer and manufacturer of compound semiconductor tools and manufacturing processes to become the leading supplier of compound semiconductor wafers and devices. The key elements of our strategy are to: apply our core materials and manufacturing expertise across multiple product applications; target high growth market opportunities; continue to recognize greater value for our core technology; partner with key industry participants; and, continue our investment in research and development to maintain technology leadership.

Highlights of the Quarter:

Shipment of Industry's First Commercial 10 Gbps VCSEL:

This new optical device meets emerging speed and performance requirements in data communication networks, and was designed to work in existing optical components. The 10 Gbps VCSEL features 3 dB bandwidth in excess of 10 GHz, enabling transceiver vendors to develop devices that meet 10 Gbps short-haul multimode standards. The timely availability of the 10 Gbps VCSEL light source will help catapult EMCORE's customers into the next generation of their broadband product offerings.

Technology Award Winner:

The Company's VCSEL arrays (1 X 4 and 1 X 12) were selected from 2,400 new products to win Fiberoptic Product News Magazine's technology award based on design and technological innovation. VCSEL arrays are ideal for providing high speed cost effective links to enable faster data transmission without increasing the size of the switch, are instrumental in developing optical backplanes for high speed computers, and are part of the emerging Infiniband (SM) standard.

Development of 2.5 Gbps Optical Subassemblies:

The Company designed and developed 2.5 Gbps LC and SC TOSA packages, which are cost effective and ideal for easy integration into existing and new transceiver module designs. Both products use the Company's 2.5 Gbps oxide VCSEL, which meets the performance requirements of short reach and very short reach multimode fiber optic applications, including LANs, SANs, backplane, rack-to-rack and intraswitch. By offering a single product for all applications, EMCORE enables their customers to reduce the number of inventory items they must carry.

Results of Operations

     The following table sets forth the condensed consolidated Statement of Operations data of EMCORE expressed as a percentage of total revenues for the three and six-month periods ended March 31, 2001 and 2000:

        Statement of Operations Data:

                                                 Three Months Ended     Six Months Ended
                                                      March 31,             March 31,
                                                 -------------------- --------------------
                                                   2001      2000       2001       2000
                                                   ----      ----       ----       ----
     Revenues.................................... 100.0%     100.0%     100.0%    100.0%
     Cost of revenues............................  59.1%      58.5%      59.0%     58.8%
                                                 --------- ---------- ---------- --------
               Gross profit......................  40.9%      41.5%      41.0%     41.2%
     Operating expenses:
            Selling, general and administrative..  15.8%      22.0%      16.5%     24.7%
            Goodwill amortization................   0.2%       4.6%       1.0%      5.4%
            Research and development.............  25.0%      19.5%      28.6%     23.2%
                                                 --------- ---------- ---------- ---------
              Total operating expenses...........  41.0%      46.1%      46.1%     53.3%
                                                 --------- ---------- ---------- --------
           Operating loss........................  (0.1%)     (4.6%)     (5.1%)   (12.1%)
     Other (income) expense:
          Interest income, net...................  (1.7%)     (2.6%)     (2.6%)    (1.7%)
          Other income........................... (12.3%)       --       (6.7%)      --
          Imputed warrant interest expense.......    --        2.8%        --       2.1%
          Equity in net loss of unconsolidated
            affiliates...........................    7.7%      12.8%      8.9%     14.4%
                                                 --------- ---------- ---------- ---------
              Total other (income) expenses......  (6.3%)      13.0%     (0.4%)    14.8%
                                                 --------- ---------- ---------- ---------
     Net income (loss)...........................   6.2%      (17.6%)    (4.6%)   (26.9%)
                                                 ========= ========== ========== =========

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

     The following chart contains a breakdown of EMCORE's worldwide revenues by geographic region.


                                           For the fiscal years ended September 30,
---------------------------------------------------------------------------------------------------------------------
                                             2000                      1999                        1998
---------------------------------------------------------------------------------------------------------------------
         (in thousands)             Revenue  % of revenue       Revenue  % of revenue       Revenue  % of revenue
                               ------------- --------------- ----------- --------------- ----------- ----------------
         Region:
           North America            $64,174             62%     $27,698             48%     $26,648              61%
           Asia                      34,656             33%      28,211             48%      15,527              35%
           Europe                     5,676              5%       2,432              4%       1,585               4%
         --------------------- ------------- --------------- ----------- --------------- ----------- ----------------
                   TOTAL           $104,506            100%     $58,341            100%     $43,760             100%
                                   ========            ====     =======            ====     =======             ====



                                            For the six months ended March 31,
           -------------------------------------------------------------------------------------------
                                                2001                                2000
           -------------------- -------------------------------------- -------------------------------
           (in thousands)            Revenue          % of revenue        Revenue       % of revenue
                                ------------------ ------------------- --------------- ---------------
           Region

             North America                $45,744                 52%         $22,422             55%
             Asia                          35,639                 41%          13,303             33%
             Europe                         6,588                  7%           4,701             12%
           -------------------- ------------------ ------------------- --------------- ---------------
                        TOTAL             $87,971                100%         $40,426            100%
                                          =======                ====         =======            ====

     As of March 31, 2001, EMCORE had an order backlog of $155.5 million scheduled to be shipped through March 31, 2002. This represents an increase of 24% or $30.5 million since September 30, 2000. March 2001 backlog also compares favorably to the sequential backlog reported at December 31, 2000 of $155.0 million. EMCORE includes in backlog only customer purchase orders that have been accepted by EMCORE and for which shipment dates have been assigned within the 12 months to follow and research contracts that are in process or awarded. Wafer and device agreements extending longer than one year in duration are included in backlog only for the ensuing 12 months. EMCORE receives partial advance payments or irrevocable letters of credit on most production system orders.

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

Comparison of  three and six-month periods ended March 31, 2001 and 2000

     Revenues. EMCORE's revenues increased 100% or $24.0 million from $23.9 million for the three- month period ended March 31, 2000 to $47.9 million for the three-month period ended March 31, 2001. For the six-month period ended March 31, 2001, revenues increased 118% or $47.5 million from $40.4 million in 2000 to $88.0 million in 2001. On a sequential basis, revenues reached record levels for the fifth consecutive quarter and increased 20% or $7.8 million from $40.1 million reported in the prior quarter. This increase in revenues was attributable to both systems and materials-related product lines. For the six-month period, systems-related revenues increased 134% or $33.9 million from $25.3 million to $59.3 million. On a sequential basis, systems-related revenues increased 21% or $5.7 million from $26.8 million reported in the prior quarter. The number of MOCVD production systems shipped during the six-month period increased 128% from 18 in 2000 to 41 systems in 2001. Management expects fiscal year 2001 system shipments to increase approximate 90% over fiscal year 2000 shipments to approximately 90 MOCVD systems. Materials-related revenues for the six-month period increased 90% or $13.6 million from $15.1 million to $28.7 million. On a sequential basis, materials-related revenues increased 16% or $2.2 million from $13.3 million reported in the prior quarter. This revenue growth was primarily related to sales of solar cells, pHEMT and HBT epitaxial wafers and VCSELs, which increased 39%, 192% and 304%, respectively, from the prior year. As a percentage of revenues, systems and materials-related revenues accounted for 63% and 37%, respectively, for the six-month period ended March 31, 2000 and 67% and 33%, respectively, for the six-month period ended March 31, 2001. EMCORE expects the product mix between systems and materials to approach 50% as other new products are introduced and production of commercial volumes of these materials commences. International sales accounted for 45% of revenues for the six-month period ended March 31, 2000 and 48% of revenues for the six-month period ended March 31, 2001.

     Gross Profit. EMCORE's gross profit increased 97% or $9.6 million from $9.9 million for the three- month period ended March 31, 2000 to $19.5 million for the three-month period ended March 31, 2001. For the six-month period ended March 31, 2001, gross profit increased 117% or $19.5 million from $16.7 million in 2000 to $36.1 million in 2001. On a sequential basis, gross profit increased 19% or $3.1 million from $16.5 million. For the six-month period, gross profit earned on systems-related revenues increased 160% or $16.5 million from $10.3 million to $26.7 million. This is due primarily to the increase in sales of production systems, as well as, improved manufacturing efficiencies. Component and service related revenues continue to increase since EMCORE's production system installed base now exceeds 400 MOCVD systems. For the six-month period, gross profit earned on materials-related revenues increased 47% or $3.0 million from $6.4 million to $9.4 million. Management expects gross profits on materials-related sales to increase due to recent yield improvements in manufacturing processes and expected increased production output due to EMCORE's strong order backlog of material-related products.

     Selling, General and Administrative. Selling, general and administrative expenses increased by 43% or $2.3 million from $5.3 million for the three-month period ended March 31, 2000 to $7.6 million for the three-month period ended March 31, 2001. For the six-month period ended March 31, 2001, selling general and administrative expenses increased 45% or $4.5 million from $10.0 in 2000 to $14.5 million in 2001. On a sequential basis, selling, general and administrative expenses increased 8% or $0.6 million from $7.0 million incurred in the prior quarter. A significant portion of the increase was due to headcount increases in marketing and sales personnel to support domestic and foreign markets and other administrative headcount additions to sustain internal support. As a percentage of revenue, selling, general and administrative expenses decreased from 25% for the six-month period ended March 31, 2000 to 17% for the six-month period ended March 31, 2001. On a sequential basis, as a percentage of revenue, selling, general and administrative expenses decreased from 17% realized in the prior quarter to 16%.

     Goodwill Amortization. Goodwill of $3.1 million was recorded in connection with our acquisitions of Analytical Solutions, Inc. and Training Solutions, Inc. in January 2001. This goodwill is being amortized over a period of five years. During the three months ended March 31, 2001, goodwill amortization totaled $0.1 million.

     Research and Development. Research and development expenses increased 157% or $7.3 million from $4.7 million in the three-month period ended March 31, 2000 to $12.0 million in the three month-period ended March 31, 2001. For the six-month period ended March 31, 2001, research and development increased 169% or $15.8 million from $9.4 million in 2000 to $25.2 million in 2001. On a sequential basis, research and development expenses decreased 9% or $1.2 million from $13.2 million incurred in the last quarter. The completion and release of several new fiber optic products, including a 10 Gbps serial device and 2.5 Gbps LC/SC TOSAs (optical subassemblies) for various data communications network applications, contributed to the decrease. To maintain growth and to continue to pursue market leadership in materials science technology, management expects the amount to continue to invest a significant amount of its resources in research and development. EMCORE expects the amount of research and development expenditures to continue at levels similar to the second quarter's for the remainder of fiscal year 2001 as the Company finalizes the development and commercialization of new fiber optic products, including long wavelength VCSELs (vertical cavity surface emitting lasers), optical subassemblies and modules. As a percentage of revenue, research and development expenses decreased from 33% for the three months ended December 31, 2000 to 25% for the three months ended March 31, 2001.

     Interest income, net. For the three-month period ended March 31, 2001, net interest income increased $0.2 million from $0.6 million in 2000 to $0.8 million. For the six-month period ended March 31, 2001, interest expense increased 230% or $1.6 million from $0.7 million in 2000 to $2.3 million in 2001. Higher cash balances early in fiscal year 2001 contributed to increased interest income.

     Other income, net. Other income for the three months ended March 31, 2001 includes a net gain of $5.9 million related to the settlement of litigation.

     Equity in unconsolidated affiliates. Because EMCORE does not have a controlling economic and voting interest in its joint ventures, EMCORE accounts for these joint ventures under the equity method of accounting. For the three months ended March 31, 2001, EMCORE incurred a net loss of approximately $0.9 million related to the GELcore joint venture, down from a $1.1 million net loss incurred in 2000. On a sequential basis, GELcore's net loss decreased 32% or $0.4 million from $1.3 million incurred last quarter. EMCORE also incurred a net loss of approximately $2.8 million related to the UOE joint venture in the three months ended March 31, 2001, up from a $1.9 million net loss incurred in 2000. On a sequential basis, UOE's net loss remained flat at $2.8 million for each period.

     Income Taxes. As a result of its losses, EMCORE did not incur any income tax expense in both the three and six-month periods ended March 31, 2001 and 2000.

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

Liquidity and Capital Resources

     EMCORE has funded operations to date through sales of equity, bank borrowings, subordinated debt and revenues from product sales. In June 1999, EMCORE completed a secondary public offering and raised approximately $52.0 million, net of issuance costs. In March 2000, EMCORE completed an additional public offering and raised approximately $127.5 million, net of issuance costs. As of March 31, 2001, EMCORE had working capital of approximately $64.2 million, including $28.8 million in cash, cash equivalents and marketable securities.

     Cash used for operating activities approximated $17.5 million during the six-month period ended March 31, 2001 as a result of increases in both inventory and accounts receivable. The increase in accounts receivable was within expectations of the 100% increase in revenues from the prior year. For the six months ended March 31, 2001 net cash used for investment activities amounted to $19.3 million, which represents an increase of 38% or $5.3 million from the prior year. For the six months ended March 31, 2001, EMCORE's capital expenditures totaled $55.9 million, which was used primarily for capacity expansion at both New Jersey and New Mexico's manufacturing facilities. EMCORE quadrupled its production capacity for GaInP HBTs and pHEMTs to meet wireless and fiber optic market demands. Completed in January 2001, EMCORE tripled its cleanroom manufacturing capacity in New Mexico by adding on an additional 36,000 square feet to the existing 50,000 square foot building which houses EMCORE's solar cell, optical components and networking products. EMCORE's planned capital expenditures are expected to total approximately $80.0 million during fiscal year 2001. Capital spending in fiscal year 2001 also includes the purchase of and continued upgrades to manufacturing facilities, continued investment in analytical and diagnostic research and development equipment, upgrading and purchasing computer equipment and the manufacture of TurboDisc MOCVD production systems used internally for production of materials-related products. EMCORE's net investment in marketable securities was reduced by $38.9 million during the six months ended March 31, 2001. Net cash provided by financing activities for the six months ended March 31, 2001 amounted to approximately $2.8 million primarily from proceeds of stock option exercises and employee participation in EMCORE's Employee Stock Purchase Plan.

     On May 2, 2001 the Company announced that that it had agreed to privately place $150 million aggregate principal amount of 5% convertible subordinated notes due 2006. The notes are convertible into EMCORE common stock at a conversion price of $48.76 per share. The Company also granted the initial purchasers of the notes a 30-day option to purchase an additional $25 million principal amount of the notes. On May 7, 2001, the Company completed the private placement of $175 million aggregate principal amount of the notes. The Company intends to use the proceeds of the offering for general corporate purposes, including capital expenditures, working capital, funding its joint ventures, repaying existing indebtedness, and research and development. In addition, the Company may use a portion of the proceeds of the offering to strategically acquire or invest in complementary businesses, products or technology, either directly or through its joint ventures. EMCORE believes that its current liquidity, together with available credit, should be sufficient to meet its cash needs for working capital through fiscal year 2002.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     During the six months ended March 31, 2001, EMCORE invested in high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. No other material changes in market risk were identified. EMCORE had no debt outstanding as of March 31, 2001.

PART II. OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

               Not applicable

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

               Not applicable

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The following matters were submitted to a vote of shareholders at the Company's 2001 Annual Meeting of Shareholders held February 28, 2001:

          a)   Election of Directors:
                                                      Number of shares
                                                For                Withheld
                                                ---                --------
                  Robert Louis Dreyfus      25,996,382             4,234,438
                  Charles Scott             28,593,343             1,637,077
                  Richard A. Stall          30,103,227               127,593

          b) Ratify selection of Deloitte & Touche LLP as independent auditors of the Company for fiscal year ended September 30, 2001.

           Number of shares:  For: 30,108,406  Against: 34,052  Abstain:  88,352

          c) Approval of an increase in the number of shares of Common Stock available for issuance under the 2000 Stock Option Plan.

                           For: 14,881,574  Against: 10,488,015  Abstain: 57,122


      ITEM 5.  OTHER INFORMATION

               Not applicable

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  List of Exhibits:

               4.1 Indenture, dated as of May 7, 2001, between the Company and Wilmington Trust Company, as Trustee.

               4.2 Note, dated as of May 7, 2001, in the amount of $175,000,000.


               4.3 Amended And Restated Revolving Loan And Security Agreement, dated as of March 1, 2001, between the Company and First Union National Bank.

               10.1 Registration Rights Agreement, dated as of May 7, 2001, among the Company and Credit Suisse First Boston Corporation, on behalf of the initial purchasers.

               (b)  Reports on Form 8-K:

               - No reports on Form 8-K were filed during the quarter ended March 31, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EMCORE CORPORATION

  Date:  May 14, 2001          By: /s/ Reuben F. Richards, Jr.
                                  ---------------------------------------------
                                  Reuben F. Richards, Jr.
                                  President and Chief Executive Officer

  Date:  May 14, 2001          By: /s/ Thomas G. Werthan
                                  ---------------------------------------------
                                  Thomas G. Werthan
                                  Vice President and Chief Financial Officer