Form 10-Q
period 2001-06-30
EMCORE CORP
filed 2001-08-14
CIK 808326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 (Mark one):
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
        ACT OF 1934

                       For the quarterly period ended June 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:[X] No:[ ]

     The number of shares of the registrant's Common Stock, no par value, outstanding as of August 1, 2001 was 34,516,919.

ITEM 1.  Financial Statements



                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                    Three Months Ended          Nine Months Ended
                                                         June 30,                   June 30,
                                                   -------------------------------------------------
                                                     2001        2000         2001         2000
                                                   -------------------------------------------------
Revenues:
   Systems-related..............................   $38,949      $17,561      $98,209      $42,908
   Materials-related............................    13,941       12,462       42,652       27,541
                                                   -------------------------------------------------
        Total revenues..........................    52,890       30,023      140,861       70,449
Cost of revenues:
   Systems-related..............................    21,296        9,948       53,836       25,030
   Materials-related............................     9,694        7,589       29,016       16,274
                                                   -------------------------------------------------
        Total cost of revenues..................    30,990       17,537       82,852       41,304
                                                   -------------------------------------------------

        Gross profit............................    21,900       12,486       58,009       29,145

Operating expenses:
   Selling, general and administrative .........     7,096        5,919       21,631       15,914
   Goodwill amortization........................       155        1,098          992        3,294
   Research and development.....................    13,889        5,984       39,066       15,354
                                                   -------------------------------------------------
Total operating expenses .......................    21,140       13,001       61,689       34,562
                                                   -------------------------------------------------

        Operating income (loss).................       760         (515)      (3,680)      (5,417)

Other (income) expense:
  Interest income, net..........................       (68)      (1,951)      (2,354)      (2,644)
  Other income..................................         -            -       (5,890)           -
  Imputed warrant interest expense, non-cash....         -            -            -          843
  Equity in net loss of unconsolidated
    affiliates                                       2,725        2,896       10,525        8,709
                                                   -------------------------------------------------
Total other (income) expense....................     2,657          945        2,281        6,908
                                                   -------------------------------------------------


        Net loss................................   ($1,897)     ($1,460)     ($5,961)    ($12,325)
                                                   =================================================


Net loss per basic and diluted share
  (see note 5)..................................    ($0.06)      ($0.04)      ($0.17)      ($0.41)
                                                   =================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                            At June 30,     At September 30,
                                                          ------------------------------------
                                                                2001              2000
                                                          ------------------------------------
                            ASSETS                           (unaudited)
                            ------
     Current assets:
       Cash and cash equivalents...................                $81,717            $50,849
       Marketable securities.......................                 77,914             50,896
       Accounts receivable, net of allowance for
         doubtful accounts of $748 and $1,065 at
         June 30, 2001 and September 30, 2000,
         respectively..............................                 44,097             18,240
       Accounts receivable, related parties........                  3,913              2,334
       Inventories, net............................                 53,232             30,724
       Other current assets........................                  5,878              1,829
                                                          ------------------------------------
        Total current assets.......................                266,751            154,872

     Property, plant and equipment, net............                139,391             69,701
     Goodwill, net.................................                  2,841                734
     Investments in unconsolidated affiliates......                 13,255             17,015
     Other assets, net.............................                 10,913              1,580
                                                          ------------------------------------
        Total assets...............................               $433,151           $243,902
                                                          ====================================

              LIABILITIES & SHAREHOLDERS' EQUITY
              ----------------------------------
     Current liabilities:
         Accounts payable..........................                $24,441            $16,512
         Accrued expenses..........................                 12,780              6,083
         Advanced billings.........................                 13,677             20,278
         Capital lease obligations.................                     66                 72
         Other current liabilities.................                    339                340
                                                          ------------------------------------
         Total current liabilities.................                 51,303             43,285

     Convertible subordinated notes................                175,000                  -
     Capital lease obligations, net
       of current portion..........................                     55                 75
     Other liabilities.............................                  1,572              1,220
                                                          ------------------------------------
          Total liabilities........................                227,930             44,580
                                                          ------------------------------------

     Shareholders' Equity:
     Preferred stock, $.0001 par value, 5,882,352
     shares authorized; no shares issued and
     outstanding at June 30, 2001 and September
     30, 2000......................................                      -                  -

     Common stock, no par value, 100,000,000 shared
        authorized,  34,508,276 shares issued and
        34,505,140 outstanding at June 30, 2001;
        33,974,698 shares issued and 33,971,562
        outstanding at September 30, 2000..........                321,445            314,780
     Accumulated deficit...........................               (114,825)          (108,864)
     Notes receivable..............................                   (600)            (6,355)
     Treasury stock, at cost; 3,136 shares.........                   (239)              (239)
     Comprehensive loss............................                   (560)                  -
                                                          ------------------------------------
         Total shareholders' equity................                205,221            199,322
                                                          ------------------------------------

            Total liabilities and shareholders'
              equity...............................               $433,151           $243,902
                                                          ====================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   Nine Months Ended June
                                                                             30,
                                                                   ------------------------
                                                                      2001        2000
                                                                   ------------------------
Cash flows from operating activities:
Net loss..........................................................     ($5,961)   ($12,325)
                                                                   ------------------------
Adjustments to reconcile net loss to net cash
 (used for) provided by operating activities:
   Depreciation and amortization..................................      12,333      11,574
   Provision for doubtful accounts................................         342         240
   Non-cash charges on warrant issuances..........................           -         843
   Deferred gain on sales to an unconsolidated affiliate..........         351         364
   Equity in net loss of unconsolidated affiliates.................      10,525       8,346
   Compensatory stock issuances...................................         671         392
   Decrease (increase) in assets:
            Accounts receivable - trade...........................     (26,199)     (6,596)
            Accounts receivable - related parties.................      (1,579)        571
            Inventories...........................................     (22,508)    (18,466)
            Other current assets..................................      (4,049)     (2,814)
            Other assets..........................................     (10,803)       (221)
   Increase (decrease) in liabilities
            Accounts payable......................................       7,929       7,480
            Accrued expenses......................................       6,679         903
            Advanced billings.....................................      (6,601)     10,472
                                                                   ------------------------
                       Total adjustments..........................     (32,909)     13,088
                                                                   ------------------------
    Net cash (used for) provided by operating activities..........     (38,870)        763
                                                                   ------------------------
Cash flows from investing activities:
Purchase of property, plant, and equipment.........................    (80,818)    (19,088)
Investments in unconsolidated affiliates...........................     (6,302)     (9,496)
Investment in marketable securities, net...........................    (27,370)          -
                                                                   ------------------------
    Net cash used for investing activities.........................   (114,490)    (28,584)
                                                                   ------------------------
Cash flows from financing activities:

Proceeds from convertible subordinated notes.......................    175,000           -
Payments on capital lease obligations..............................        (11)       (611)
Proceeds from public stock offering, net of $8,250 issue costs.....          -     127,750
Proceeds from exercise of stock options and employee stock
  purchase plan....................................................      3,644       1,636
Dividends paid on preferred stock..................................          -        (133)
Proceeds from exercise of stock purchase warrants..................         48      10,875
Proceeds from shareholders' notes receivable.......................      5,755       1,187
                                                                   ------------------------
    Net cash provided by financing activities......................    184,436     140,704
                                                                   ------------------------
Effect of exchange rate changes....................................       (208)          -
                                                                   ------------------------

Net increase in cash and cash equivalents..........................     30,868     112,883
                                                                   ------------------------

Cash and cash equivalents, beginning of period.....................     50,849       7,165
                                                                   ------------------------
Cash and cash equivalents, end of period...........................    $81,717    $120,048
                                                                   ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest......................        $26          $4
                                                                   ========================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                For the years ended September 30, 1999 and 2000
                    and the nine months ended June 30, 2001  (unaudited)
                                 (in thousands)

                                                     Common Stock                  Shareholders'                Total
                                                   ----------------- Accumulated      Notes                 Shareholders'
                                                   Shares   Amount      Deficit     Receivable     Other       Equity
                                                   ------ ---------- ------------  -----------  -----------  ------------
      Balance at September 30, 1998.............  18,752    $87,443     ($60,196)    ($7,667)         -        $19,580

Preferred stock dividends.......................                            (319)                                 (319)

Accretion of redeemable preferred stock to
  redemption value..............................                             (52)                                  (52)

Issuance of common stock purchase warrants......              2,596                                              2,596

Issuance of common stock from public offering,
  net of issuance cost of $5,000................   6,000     52,000                                             52,000

Stock option exercise...........................     220        376                                                376

Stock purchase warrant exercise.................     643      2,450                                              2,450

Conversion of mandatorily redeemable convertible
  preferred stock into common stock.............   1,040      7,125                                              7,125

Redemptions of shareholders' notes
  receivable....................................                                         120                       120

Compensatory stock issuance.....................      53        436                                                436

Net loss........................................                         (22,689)                              (22,689)
                                                  ------   ----------  ----------     ---------  ----------  ----------

      Balance at September 30, 1999.............  26,708   $152,426     ($83,256)    ($7,547)         -        $61,623

Preferred stock dividends.......................                             (83)                                  (83)

Accretion of redeemable preferred stock to
  redemption value..............................                             (40)                                  (40)

Issuance of common stock purchase warrants......                689                                                689

Issuance of non-qualified stock options to
  equity investee...............................                835                                                835

Issuance of common stock from public offering,
  net of issuance cost of $8,500................   2,000    127,500                                            127,500

Stock option exercise...........................     506      2,197                                              2,197

Stock purchase warrant exercise.................   1,996     10,874                                             10,874

Conversion of mandatorily redeemable convertible
  preferred stock into common stock.............   2,060     14,193                                             14,193

Purchase of treasury stock......................      (3)                                          (239)          (239)

Redemptions of shareholders' notes
  receivable.....................................                                      1,192                     1,192

Compensatory stock issuance......................     23        566                                                566

Conversion of convertible subordinated notes
  into common stock..............................    682      5,500                                              5,500

Net loss.........................................                        (25,485)                              (25,485)
                                                  ------   ----------  ----------     ---------  ----------  ----------

      Balance at September 30, 2000.............. 33,972   $314,780    ($108,864)    ($6,355)     ($239)      $199,322

Stock option exercise............................    413      2,967                                             2,967

Stock purchase warrants exercised................     43         48                                                48

Compensatory stock issuances.....................     20        671                                               671

Issuance of common stock under employee stock
  purchase plan..................................     16        677                                               677

Issuance of common stock in connection with
  acquisition....................................     41      1,840                                             1,840

Accretion of non-qualified stock options to
  equity investee................................               462                                               462

Comprehensive loss...............................                                                  (208)         (208)

Repayments of shareholders' notes receivable.....                                      5,755                    5,755

Unrealized loss on marketable securities.........                                                  (352)         (352)

Net loss.........................................                         (5,961)                              (5,961)
                                                  ------   --------    ----------     --------   --------    ---------

      Balance at June 30, 2001................... 34,505   $321,445    ($114,825)      ($600)     ($799)     $205,221
                                                  ======   ========    ==========     ========    ======     ========

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  Interim Financial Information and Description of Business

     The accompanying unaudited condensed consolidated financial statements of EMCORE Corporation ("EMCORE" or the "Company") reflect all adjustments considered necessary by management to present fairly EMCORE's consolidated financial position as of June 30, 2001, the consolidated results of operations for the three and nine-month periods ended June 30, 2001 and 2000 and the consolidated cash flows for the nine-month periods ended June 30, 2001 and 2000. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature unless otherwise noted. Prior period balances have been reclassified to conform with the current period financial statement presentation. The results of operations for the three and nine-month periods ended June 30, 2001 are not necessarily indicative of the results for the fiscal year ending September 30, 2001 or any future interim period.

     EMCORE has two reportable operating segments: the systems-related business unit and the materials-related business unit. The systems-related business unit designs, develops and manufactures tools and manufacturing processes used to fabricate compound semiconductor wafer and devices. This business unit assists our customers with device design, process development and optimal configuration of TurboDisc(R) production systems. Revenues for the systems-related business unit consist of sales of EMCORE's TurboDisc production systems as well as spare parts and services related to these systems. The materials-related business unit designs, develops and manufactures compound semiconductor materials. Revenues for the materials-related business unit include sales of semiconductor wafers, devices and process development technology. EMCORE's vertically-integrated product offering allows it to provide a complete compound semiconductor solution to its customers. The segments reported are the segments of the Company for which separate financial information is available and for which gross profit amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The Company does not allocate assets or operating expenses to the individual operating segments. Services are performed for each other however there are no intercompany sales transactions between the two operating segments. Available segment information has been presented in the Statements of Operations.


NOTE 2.  Joint Ventures

     In May 1999, General Electric Lighting and EMCORE formed GELcore, a joint venture to develop and market High Brightness Light-Emitting Diode ("HB LED") lighting products. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. Under the terms of the joint venture agreement, EMCORE has a 49% non-controlling interest in the GELcore venture and accounts for its investment under the equity method of accounting. In fiscal year 2000, EMCORE issued non-qualified stock options to employees of the joint venture at a cost determined by Black-Scholes of $835,000. In fiscal year 2001, EMCORE recorded an additional $462,000 which represents an additional charge related to the vesting of these non-qualified stock options. In April 2001, EMCORE invested an additional $3.9 million into this joint venture. For the three and nine-month periods ended June 30, 2001, EMCORE recognized a loss of $1.4 million and $3.6 million, respectively, related to this joint venture which has been recorded as a component of other income and expense. As of June 30, 2001, EMCORE's net investment in this joint venture amounted to $10.3 million.

     In March 1997, EMCORE and a subsidiary of Uniroyal Technology Corporation ("UTCI") formed Uniroyal Optoelectronics LLC (UOE), a joint venture, to manufacture, sell and distribute HB LED wafers and package-ready devices. Under the terms of the joint venture agreement, EMCORE had a 49% non-controlling interest in this joint venture and accounts for its investment under the equity method of accounting. For the three and nine-month periods ended June 30, 2001, EMCORE recognized a loss of $1.3 million and $6.9 million, respectively, related to this joint venture, which has been recorded as a component of other income and expense. As of June 30, 2001, EMCORE's net investment in this joint venture amounted to $3.0 million, and its ownership interest in the joint venture dropped to 36% because of capital contributions solely funded by UTCI. On August 2, 2001, EMCORE sold its interest in UOE to UTCI for approximately 2.0 million shares of UTCI common stock (see Note 10).

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  Debt Facilities

     On May 7, 2001, EMCORE completed the private placement of $175 million aggregate principal amount of 5% convertible subordinated notes due in 2006. The notes are convertible into EMCORE common stock at a conversion price of $48.76 per share. EMCORE is using the proceeds of this offering for general corporate purposes, including capital expenditures, working capital, funding its joint venture and for research and development. In addition, EMCORE may use a portion of the proceeds of the offering to strategically acquire or invest in complementary businesses, products or technology, either directly or through its joint venture.


NOTE 4. Commitments and Contingencies

     On April 25, 2001, EMCORE entered into a settlement agreement with Rockwell Technologies, LLC which released EMCORE from any liability relating to our manufacture and past sales of epitaxial wafers, chips and devices under Rockwell's US Patent No. 4,368,098.


NOTE 5.  Earnings Per Share

     EMCORE calculates earnings per share under the provision of Statement of Financial Accounting Standards No. 128, "Earnings per share". Basic earnings per common share were calculated by dividing net loss by the weighted average number of common stock shares outstanding during the period. Diluted earnings per common share were calculated by dividing net loss by the weighted average number of shares and dilutive potential shares outstanding during the year, assuming conversion of the potential shares at the beginning of the period presented. Shares issuable upon conversion of stock options and other performance awards have been included in the diluted calculation of weighted-average shares to the extent that the assumed issuance of such shares would have been dilutive, as illustrated below. The following table reconciles the number of shares utilized in the earnings per share calculations for the three and nine-month periods ending June 30, 2001 and 2000, respectively.

                                                       Three Months              Three Months
                                                      Ended June 30,            Ended June 30,
                                                 ----------------------     ----------------------
                                                   2001           2000        2001          2000
                                                 --------      --------     --------     ---------
    Net loss.............................        ($1,897)      ($1,460)     ($5,961)     ($12,325)

         Preferred stock dividends.......              -             -            -           (82)

         Periodic accretion of redeemable
         preferred stock to redemption value.          -             -            -           (41)
                                                --------       -------      -------       --------
    Net loss attributable to common
    shareholders.........................        ($1,897)      ($1,460)     ($5,961)     ($12,448)
                                                =========      ========     ========     =========
    Net loss per basic share.............         ($0.06)       ($0.04)      ($0.17)       ($0.41)
                                                =========      ========     ========     =========

    Net loss per diluted share...........         ($0.06)       ($0.04)      ($0.17)       ($0.41)
                                                =========      ========     ========     =========

    Weighted average of outstanding common
    shares - basic.......................         34,452        33,058       34,256        30,164

    Effect of dilutive securities:
            Stock option and warrants....              -             -            -             -
    Weighted average of outstanding common
    shares - diluted.....................         34,452        33,058       34,256        30,164
                                                =========      ========     ========     =========


EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  Comprehensive Loss

     Comprehensive loss includes foreign currency translation adjustments and unrealized losses on marketable securities.

                                                        Three Months             Nine Months
                                                       Ended June 30,           Ended June 30,
                                                     2001         2000        2001        2000
                                                     ----         ----        ----        ----
Net loss .....................................   ($1,897)      ($1,460)     ($5,961)     ($12,325)
 Unrealized losses on marketable securities...      (288)             -        (352)            -
 Foreign currency translation adjustments.....      (144)             -        (208)            -
                                                ---------- ------------- ------------ -------------
  Total comprehensive loss ...................   ($2,329)      ($1,460)     ($6,521)     ($12,325)
                                                ========== ============= ============ =============


NOTE 7.  Inventories

     The components of inventories consisted of the following:

                                                 As of            As of
              (Amounts in thousands)         June 30, 2001  September 30, 2000
                                             -------------  ------------------


      Raw materials..................          $35,841          $19,594
      Work-in-process................           11,569            8,831
      Finished goods.................            5,822            2,299
                                             ----------        ---------

                    Total                      $53,232          $30,724
                                               =======          =======


NOTE 8.  Related Parties

     In March 1997, EMCORE and a subsidiary of Uniroyal Technology Corporation formed UOE, a joint venture, to manufacture, sell and distribute HB LED wafers and package-ready devices (see Note 2). During the three and nine-month periods ended June 30, 2001, sales made to UOE amounted to approximately $2.5 million and $3.4 million respectively. During the three and nine-month periods ended June 30, 2000, sales made to UOE amounted to approximately $0.4 million and $3.6 million respectively. As of June 30, 2001, EMCORE had an outstanding related-party receivable of $3.0 million and deferred gross profit of approximately $1.9 million on such sales to the extent of its ownership interest. On August 2, 2001, EMCORE made a $5.0 million aggregate principal amount bridge loan to UTCI, the proceeds of which were to be used by UTCI for working capital and other corporate purposes (see Note 10).

     The President of Hakuto Co. Ltd. ("Hakuto"), the Company's Asian distributor, is a member of EMCORE's Board of Directors and Hakuto is a minority shareholder of EMCORE. During the three and nine-month periods ended June 30, 2001, sales made through Hakuto amounted to approximately $0.3 million and $8.1 million, respectively. During the three and nine-month periods ended June 30, 2000, sales made through Hakuto amounted to approximately $3.2 million and $10.5 million respectively.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9.  Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101. ("SAB 101") "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. During the period, EMCORE recognized revenue from system sales upon shipment, when title passed to the customer. Subsequent to product shipment, EMCORE incurs certain installation costs at the customer's facility that are estimated and accrued at the time the sale is recognized. SAB 101 requires EMCORE to defer revenue and costs related to this installation portion until the service is completed. Had EMCORE adopted SAB 101 during the three-month period ended June 30, 2001, management has determined the impact of such adoption would have resulted in a deferral of approximately $4.8 million of system revenue and an increase in net loss of approximately $3.1 million. Generally, system installation takes 2-4 weeks, therefore, revenue deferral would be predominantly recognized in the ensuing quarter and the adoption of SAB 101 would be considered only a timing difference predominately on systems shipped during the last month of a quarter. Management does not anticipate that SAB 101 will have an effect on the Company's material and device revenues. As required, EMCORE plans to adopt SAB 101 during the fourth quarter of fiscal year 2001 with an effective date of October 1, 2000. EMCORE expects the cumulative adjustment as a result of this accounting change to be approximately $4.0 million.

     In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. Statement No. 142 establishes new standards for goodwill acquired in a business combination and eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will now be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by applying a fair value based test. EMCORE expects to adopt this statement during the first quarter of fiscal 2002. As of June 30, 2001, EMCORE had $2.8 of unamortized goodwill resulting from prior acquisitions. EMCORE will record approximately $155,000 of additional goodwill amortization through the remainder of fiscal year 2001.


NOTE 10.  Subsequent Events - Joint Venture

     On August 2, 2001, EMCORE sold its minority ownership position in the UOE joint venture to Uniroyal Technology Corporation ("UTCI") in exchange for approximately 2 million shares of UTCI common stock. The Company will record a gain on the disposition of its interest in UOE of approximately $10.4 million in its fourth quarter of fiscal year 2001.

     The Company's reported net loss for the year ended September 30, 2000 and the nine months ended June 30, 2001 would have been reduced by $9.3 million and $8.8 million, respectively, if the disposition had occurred on the first day of each respective period. For the year ended September 30, 2000, the reduction in net loss is comprised of a reduction in equity in losses of unconsolidated affiliates of $7.8 million and the recognition of $1.5 million in deferred gross profit on sales of equipment to UOE. For the nine months ended June 30, 2001, the reduction in net loss is comprised of a reduction in equity in losses of unconsolidated affiliates of $6.9 million and the recognition of $1.9 million in deferred gross profit on sales of equipment to UOE. The pro forma statement of operations figures above do not include the approximate gain on sale of $10.4 million. Had the disposition of the Company's interest in UOE occurred on June 30, 2001, the impact of the disposition on the Company's balance sheet would have been to increase marketable securities by approximately $13.4 million, reduce investments in unconsolidated affiliates by approximately $3 million, reduce deferred gains on sales to UOE by $1.9 million, and a reduction in accumulated deficit of approximately $12.3 million, which is inclusive of the approximate $10.4 million gain on disposition of UOE.

     The unaudited pro forma financial information in the paragraph above is based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma consolidated financial data above does not purport to represent what EMCORE's financial position or results of operations would have been had the UOE disposition in fact occurred as of the date or at the beginning of the periods presented, or to project EMCORE's financial position or results of operations for any future date or period.

     On August 2, 2001, EMCORE made a $5.0 million aggregate principal amount bridge loan (the "Bridge Loan") to UTCI, the proceeds of which were to be used by UTCI for working capital and other corporate purposes. The Bridge Loan bears interest at the prime rate and matures on the earlier to occur of the second anniversary of the date of the Bridge Loan and the closing of the sale of the adhesives and sealants business of Uniroyal Engineered Products L.L.C., a subsidiary of UTCI, which sale is expected to close by September 20, 2001. The Bridge Loan is guaranteed by UOE and several other subsidiaries of UTCI, and it is fully secured by a lien on, among other things, UOE's cash, accounts receivable and a portion of UOE's equipment. The Bridge Loan is also convertible under certain circumstances into UTCI common stock at the Company's option.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Wafers and Devices

     EMCORE offers a broad array of compound semiconductor wafers and devices, including optical components and components for use in high-speed data communications and telecommunications networks, radio frequency materials ("RF materials") used in mobile communications products such as wireless modems and handsets, solar cells that power commercial and military satellites, high brightness light-emitting diodes ("HB LEDs") for several lighting markets, and magneto resistive sensors ("MR sensors") for various automotive applications.

     o Optical Components and Modules. Our family of vertical cavity surface emitting lasers ("VCSELs") and VCSEL array transceiver and transponder products, as well as our photodiode array components, serve the rapidly growing high-speed data communications network markets, including the Gigabit Ethernet, FibreChannel, Infiniband, and Very Short Reach OC-192, the emerging Very Short Reach OC-768 and related markets. Our strategy is to manufacture high cost optical components and subassemblies in-house, using our proprietary technologies, to reduce the overall cost of our transceiver and transponder modules.

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


      o HB LEDs. Through our joint venture with General Electric Lighting, we provide advanced HB LED technology used in devices and in such applications as traffic lights, miniature lamps, automotive lighting, and flat panel displays.


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


Customers

     Our customers include Agilent Technologies Ltd., Anadigics Inc., Boeing-Spectrolab, Corning, Inc., General Motors Corp., Hewlett Packard Co., Honeywell International Inc., IBM, JDS Uniphase Corp., Loral Space & Communications Ltd., Lucent Technologies, Inc., Motorola, Inc., Nortel Networks Corp., Siemens AG's Osram GmbH subsidiary, TriQuint Semiconductor, Inc. and more than a dozen of the largest electronics manufacturers in Japan.

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


Strategy

     Our objective is to capitalize on our position as a leading developer and manufacturer of compound semiconductor tools and manufacturing processes to become the leading supplier of compound semiconductor wafers and devices. The key elements of our strategy are to:

     o apply our core materials and manufacturing expertise across multiple product applications;

     o  target high growth market opportunities;

     o  continue to recognize greater value for our core technology;

     o  partner with key industry participants; and

     o continue our investment in research and development to maintain technology leadership.


Recent Developments and Highlights of the Quarter:

     On August 6, 2001, EMCORE announced the commercial production of its new 15 Gbps parallel optical interconnect for high-speed data links, very short reach OC-192 optical links, and board-to-board and shelf-to-shelf high-speed interconnects for optical backplanes. The modules perform logic-to-light and light-to-logic conversions for data transmission over multimode fiber ribbon cable, at a wavelength of 850nm and a power consumption of typically just 2 watts for the pair. EMCORE also announced the development of a VSR transponder that is pluggable and compliant with the industry-wide 300 pin multi-source agreement and with the Optical Internetworking Forum's Implementation Agreements for SERDES-framer interface (SFI-4) and VSR OC-192 interfaces. The transponder is anticipated to be in commercial production in September 2001.

     On August 2, 2001, EMCORE sold its minority ownership position in the Uniroyal Optoelectronics, LLC joint venture to Uniroyal Technology Corporation, (NMS: UTCI) and received approximately 2.0 million shares of UTCI common stock as consideration for the transaction. EMCORE expects to continue to be an important vendor of MOCVD equipment to Uniroyal Optoelectronics, LLC. EMCORE will report a gain on the transaction in the fourth quarter of fiscal 2001.

     On May 7, 2001, EMCORE completed the private placement of $175 million aggregate principal amount of 5% convertible subordinated notes due in 2006. The notes are convertible into EMCORE common stock at a conversion price of $48.76 per share. EMCORE is using the proceeds of this offering for general corporate purposes, including capital expenditures, working capital, funding its joint venture and for research and development. In addition, EMCORE may use a portion of the proceeds of the offering to strategically acquire or invest in complementary businesses, products or technology, either directly or through its joint venture.

     Blaze Network Products and Cognet MicroSystems, a division of Intel, selected EMCORE's Coarse Wavelength Division Multiplexing (CWDM) VCSELs for high-speed data communications. With these VCSELs, Blaze plans to be the first to market with the smallest pluggable 10 Gigabit transceiver in the industry. Cognet will use the short wavelength VCSELs for extending the reach of multimode fibers.

     EMCORE expanded its production technology offerings with the addition of the Enterprise 300LDM for datacom and telecom applications and the Enterprise 450 series for wireless communications and solid state lighting applications. These new tools serve as the enabling technology for EMCORE's electronic materials and optical device product offerings and will enhance EMCORE's ability to significantly improve device-manufacturing economics. The tools decrease the cost of ownership by maximizing the efficiency of material usage, reducing cycle times and achieving materials quality that enables next generation devices.

     EMCORE's Electronic Materials Division achieved two significant milestones as a high volume supplier of HBT and pHEMT transistor materials for high-speed wireless communications. EMCORE reported the shipment of a record 15,000 6-inch HBT and pHEMT transistor wafers in a 12-month period. The Electronic Materials Division also earned the prestigious QS-9000 certification for its wafer manufacturing activities based on its commitment to quality products and services.

Results of Operations

     The following table sets forth the condensed consolidated Statement of Operations data of EMCORE expressed as a percentage of total revenues for the three and nine-month periods ended June 30, 2001 and 2000:

     Statement of Operations Data:


                                                 Three Months Ended   Nine Months Ended
                                                        June 30,             June 30,
                                                 -------------------- --------------------
                                                   2001      2000       2001       2000
                                                   ----      ----       ----       ----

     Revenues .................................    100.0%     100.0%     100.0%    100.0%
     Cost of revenues .........................     58.6%      58.4%      58.8%     58.6%
                                                 --------- ---------- ---------- ---------
       Gross profit ...........................     41.4%      41.6%      41.2%     41.4%
     Operating expenses:
       Selling, general and administrative ....     13.4%      19.7%      15.4%     22.6%
       Goodwill amortization ..................      0.3%       3.7%       0.7%      4.7%
       Research and development ...............     26.3%      19.9%      27.7%     21.8%
                                                 --------- ---------- ---------- ---------
              Total operating expenses ........     40.0%      43.3%      43.8%     49.1%

                Operating income (loss) .......      1.4%      (1.7%)     (2.6%)    (7.7%)

     Other (income) expense:
       Interest income, net ...................     (0.1%)     (6.5%)     (1.7%)    (3.7%)
       Other income ...........................         -          -      (4.2%)        -
       Imputed warrant interest expense .......         -          -          -      1.2%
       Equity in net loss of unconsolidated
          affiliates ..........................       5.1%       9.7%       7.5%     12.3%

                                                 --------- ---------- ---------- ---------
              Total other (income) expenses ...       5.0%       3.1%       1.6%      9.8%

     Net loss .................................     (3.6%)     (4.9%)     (4.2%)   (17.5%)
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

      The following chart contains a breakdown of EMCORE's worldwide revenues by geographic region.


                    For the fiscal years ended September 30,
-----------------------------------------------------------------------------------
                            2000                  1999                 1998
-----------------------------------------------------------------------------------
(in thousands)    Revenue  % of revenue  Revenue % of revenue  Revenue % of revenue
               --------------------------------------------------------------------

Region:
  North America      $64,174      62%      $27,698      48%      $26,648      61%
  Asia                34,656      33%       28,211      48%       15,527      35%
  Europe               5,676       5%        2,432       4%        1,585       4%
-----------------------------------------------------------------------------------
          TOTAL     $104,506     100%      $58,341     100%      $43,760     100%
                    ========     ====      =======     ====      =======     ====

                                  For the nine months ended June 30,
        ---------------------------------------------------------------------------
                                     2001                         2000
        ---------------------------------------------------------------------------
         (in thousands)    Revenue   % of revenue      Revenue    % of revenue
                           --------------------------------------------------------

         Region
           North America    $77,014           55%      $43,910          62%
           Asia              51,507           36%       21,603          31%
           Europe            12,340            9%        4,936           7%
         --------------------------------------------------------------------------
               TOTAL       $140,861          100%      $70,449         100%
                           ========          ====      =======         ====

     As of June 30, 2001, EMCORE had an order backlog of $140.0 million scheduled to be shipped through June 30, 2002. This represents an increase of 12% or $15.0 million since September 30, 2000. EMCORE receives partial advance payments or irrevocable letters of credit on most production system orders.

     EMCORE has two reportable operating segments: the systems-related business unit and the materials-related business unit. The systems-related business unit designs, develops and manufactures tools and manufacturing processes used to fabricate compound semiconductor wafer and devices. This business unit assists our customers with device design, process development and optimal configuration of TurboDisc production systems. Revenues for the systems-related business unit consist of sales of EMCORE's TurboDisc production systems as well as spare parts and services related to these ystems. The materials-related business unit designs, develops and manufactures compound semiconductor materials. Revenues for the materials-related business unit include sales of semiconductor wafers, devices, packaged devices, modules and process development technology. EMCORE's vertically-integrated product offering allows it to provide a complete compound semiconductor solution to its customers. The segments reported are the segments of EMCORE for which separate financial information is available and for which gross profit amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. EMCORE does not allocate assets or operating expenses to the individual operating segments. Services are performed for each other however there are no intercompany sales transactions between the two operating segments.

Comparison of three and nine-month periods ended June 30, 2001 and 2000

     Revenues. EMCORE's revenues increased 76% or $22.9 million from $30.0 million for the three- month period ended June 30, 2000 to $52.9 million for the three-month period ended June 30, 2001. For the nine-month period ended June 30, 2001, revenues increased 100% or $70.4 million from $70.4 million in 2000 to $140.9 million in 2001. On a sequential basis, revenues reached record levels for the sixth consecutive quarter and increased 10% or $5.0 million from $47.9 million reported in the prior quarter. This increase in revenues is a direct result of new material technologies being introduced that enable next generation devices. For the nine-month period, systems-related revenues increased 129% or $55.3 million from $42.9 million to $98.2 million. On a sequential basis, systems-related revenues increased 20% or $6.5 million from $32.5 million reported in the prior quarter. The number of MOCVD production systems shipped during the nine-month period increased 116% from 31 in 2000 to 67 systems in 2001. Management expects fiscal year 2001 system shipments will total 90 which represents a 90% increase over fiscal year 2000 shipments. Materials-related revenues for the nine-month period increased 55% or $15.1 million from $27.5 million to $42.7 million. On a sequential basis, materials-related revenues decreased 10% or $1.5 million from $15.4 million reported in the prior quarter. This revenue decrease was primarily related to lower sales of pHEMT and HBT epitaxial wafers as it relates to our wireless technology business. On an annual basis, sales of solar cells, pHEMT and HBT epitaxial wafers and VCSELs have increased 12%, 30% and 323%, respectively, from the prior year. As a percentage of revenues, systems and materials-related revenues accounted for 61% and 39%, respectively, for the nine-month period ended June 30, 2000 and 70% and 30%, respectively, for the nine-month period ended June 30, 2001. International sales accounted for 38% of revenues for the nine-month period ended June 30, 2000 and 45% of revenues for the nine-month period ended June 30, 2001.

     Gross Profit. EMCORE's gross profit increased 75% or $9.4 million from $12.5 million for the three- month period ended June 30, 2000 to $21.9 million for the three-month period ended June 30, 2001. For the nine-month period ended June 30, 2001, gross profit increased 99% or $28.9 million from $29.1 million in 2000 to $58.0 million in 2001. On a sequential basis, gross profit increased 12% or $2.3 million from $19.6 million. For the nine-month period, gross profit earned on systems-related revenues increased 148% or $26.5 million from $17.9 million to $44.4 million. This is due primarily to the overall increase in sales, as well as, improved manufacturing efficiencies. Component and service related revenues continue to increase since EMCORE's production system installed base now exceeds 400 MOCVD systems. For the nine-month period, gross profit earned on materials-related revenues increased 21% or $2.4 million from $11.3 million to $13.6 million. Management expects gross profits on materials-related sales to increase due to recent yield improvements in manufacturing processes and expected increased production output due to EMCORE's strong order backlog of material-related products.

     Selling, General and Administrative. Selling, general and administrative expenses increased by 20% or $1.2 million from $5.9 million for the three-month period ended June 30, 2000 to $7.1 million for the three-month period ended June 30, 2001. For the nine-month period ended June 30, 2001, selling general and administrative expenses increased 36% or $5.7 million from $15.9 in 2000 to $21.6 million in 2001. On a sequential basis, selling, general and administrative expenses decreased 6% or $0.5 million from $7.6 million incurred in the prior quarter. A significant portion of the year-over-year increase was due to headcount increases in marketing and sales personnel to support domestic and foreign markets and other administrative headcount additions to sustain internal support. The decrease in actual expenses from the prior quarter was largely due to cost control programs placed into service. As a percentage of revenue, selling, general and administrative expenses decreased from 23% for the nine-month period ended June 30, 2000 to 15% for the nine-month period ended June 30, 2001. On a sequential basis, as a percentage of revenue, selling, general and administrative expenses decreased from 16% realized in the prior quarter to 13%.

     Goodwill Amortization. Goodwill of $3.1 million was recorded in connection with our acquisitions of Analytical Solutions, Inc. and Training Solutions, Inc. in January 2001. During the three months ended June 30, 2001, goodwill amortization totaled $0.2 million.

     Research and Development. Research and development expenses increased 132% or $7.9 million from $6.0 million in the three-month period ended June 30, 2000 to $13.9 million in the three month-period ended June 30, 2001. For the nine-month period ended June 30, 2001, research and development increased 154% or $23.7 million from $15.4 million in 2000 to $39.1 million in 2001. On a sequential basis, research and development expenses increased 16% or $1.9 million from $12.0 million incurred in the last quarter. To maintain growth and to continue to pursue market leadership in materials science technology, management expects the amount to continue to invest a significant amount of its resources in research and development. EMCORE expects the amount of research and development expenditures to continue at similar levels for the remainder of fiscal year 2001 as EMCORE finalizes the development and commercialization of new fiber optic products, including long wavelength VCSELs (vertical cavity surface emitting lasers), optical subassemblies and modules. As a percentage of revenue, research and development expenses increased from 25% for the three months ended March 31, 2001 to 26% for the three months ended June 30, 2001.

     Interest income, net. For the three-month period ended June 30, 2001, net interest income decreased $1.9 million from $2.0 million in 2000 to $68,000. For the nine-month period ended June 30, 2001, interest expense decreased $0.3 million from $2.6 million in 2000 to $2.4 million in 2001. The decrease in net interest income is the result of additional interest expense incurred from the 5% convertible subordinated notes due 2006.

     Other income, net. Other income includes a net gain of $5.9 million related to the settlement of litigation, recorded in March 2001.

     Equity  in  unconsolidated  affiliates.   Since  EMCORE  does  not  have  a
controlling economic and voting interest in its joint ventures, EMCORE accounts for these joint ventures under the equity method of accounting.

     For the quarters ended June 30, 2000 and 2001, EMCORE incurred a net loss of approximately $1.4 million related to the GELcore joint venture, up from a $1.2 million loss incurred in the quarter ended June 30, 2000. On a sequential basis, GELcore's net loss increased 63% or $0.6 million from $0.9 million incurred last quarter. On April 11, 2001, EMCORE invested an additional $3.9 million into this joint venture. As of June 30, 2001, EMCORE's net investment in this joint venture amounted to $10.3 million.

     EMCORE also incurred a net loss of approximately $1.3 million related to the UOE joint venture in the quarter ended June 30, 2001, down from a $1.7 million loss incurred in the quarter ended June 30, 2000. On a sequential basis, UOE's net loss decreased 54% or $1.5 million from $2.8 million incurred last quarter. As of June 30, 2001, EMCORE's net investment in this joint venture amounted to $3.0 million and Emcore's ownership interest in the joint venture dropped to 36%. On August 2, 2001, Emcore sold its minority ownership position in this joint venture to Uniroyal Technology Corporation and received 2.0 million shares of UTCI common stock as consideration for the transaction.

     Income Taxes. As a result of its losses, EMCORE did not incur any income tax expense in both the three and nine-month periods ended June 30, 2001 and 2000.

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

Liquidity and Capital Resources

     EMCORE has funded operations to date through sales of equity, bank borrowings, subordinated debt and revenues from product sales. In May 2001, EMCORE issued $175.0 million of 5% convertible subordinated notes due in 2006. In June 1999, EMCORE completed a secondary public offering and raised approximately $52.0 million, net of issuance costs. In March 2000, EMCORE completed an additional public offering and raised approximately $127.8 million, net of issuance costs. As of June 30, 2001, EMCORE had working capital of approximately $215.4 million, including $159.6 million in cash, cash equivalents and marketable securities.

     Cash used for operating activities approximated $38.9 million during the nine-month period ended June 30, 2001 as a result of increases in inventory, accounts receivable and other current assets. The increase in accounts receivable was within expectations of the 100% increase in revenues from the prior year. For the nine months ended June 30, 2001 net cash used for investment activities amounted to $114.5 million. EMCORE's capital expenditures totaled $80.8 million, which was used primarily for capacity expansion at both New Jersey and New Mexico's manufacturing facilities. EMCORE quadrupled its production capacity for GaInP HBTs and pHEMTs to meet wireless and fiber optic market demands. Completed in January 2001, EMCORE tripled its cleanroom manufacturing capacity in New Mexico by adding on an additional 36,000 square feet to the existing 50,000 square foot building which houses EMCORE's solar cell, optical components and networking products. EMCORE's planned capital expenditures are expected to total approximately $90.0 million during fiscal year 2001. Capital spending in fiscal year 2001 also includes the purchase of and continued upgrades to manufacturing facilities, continued investment in analytical and diagnostic research and development equipment, upgrading and purchasing computer equipment and the manufacture of TurboDisc MOCVD production systems used internally for production of materials-related products. EMCORE's net investment in marketable securities increased by $27.4 million during the nine months ended June 30, 2001. Net cash provided by financing activities for the nine months ended June 30, 2001 amounted to approximately $184.4 million. On May 7, 2001, EMCORE completed the private placement of $175 million aggregate principal amount of 5% convertible subordinated notes due 2006. The notes are convertible into EMCORE common stock at a conversion price of $48.76 per share. EMCORE intends to use the proceeds of the offering for general corporate purposes, including capital expenditures, working capital, funding its joint ventures and for research and development. In addition, EMCORE may use a portion of the proceeds of the offering to strategically acquire or invest in complementary businesses, products or technology, either directly or through its joint venture.


Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. Statement No. 142 establishes new standards for goodwill acquired in a business combination and eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will now be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by applying a fair value based test. EMCORE expects to adopt this statement during the first quarter of fiscal 2002. As of June 30, 2001, EMCORE had $2.8 of unamortized goodwill resulting from prior acquisitions. EMCORE will record approximately $155,000 of additional goodwill amortization through the remainder of fiscal year 2001.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the nine months ended June 30, 2001, EMCORE invested in high-grade corporate debt, commercial paper, government securities and other investments at fixed interest rates that vary by security. No other material changes in market risk were identified.

     This report contains forward-looking statements based on our current expectations, estimates, and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", "may", "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not a guarantee of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including, but not limited to:


     o    rapid growth which places a strain on our resources;
     o    our expectation of continued operating losses;
     o rapidtechnology changes in the compound semiconductor industry that require us to continually improve existing products, design and sell new products and manage the costs of research and development in order to effectively compete;
     o fluctuations in our quarterly operating results which may negatively impact our stock price;
     o the fact that our joint venture partner, who have control of the venture, may make decisions that we do not agree with and thereby adversely affect our net income;
     o our exposure to export risks since a large percentage of our revenues are from foreign sales;
     o the potential for us to lose sales if we are unable to obtain government authorization to export our products;
     o the fact that our products are difficult to manufacture and small manufacturing defects can adversely affect our production yields and our operating results;
     o lengthy sales and qualifications cycles for our products that are typical of our industry and, in many cases, require us to invest a substantial amount of time and funds before we receive orders;
     o industry demand for skilled employees, particularly scientific and technical personnel with compound semiconductor experience which exceeds the number of skilled personnel available;
     o protecting our trade secrets and obtaining patent protection which is critical to our ability to compete for business;
     o licenses that may be required to continue to manufacture and sell certain of our compound semiconductor wafers and devices, the expense
          of  which  may  adversely   affect  our  results  of   operations;
     o interruptions in our business and a significant loss of sales to Asia which may result if our primary Asian distributor fails to effectively market and service our products;
     o our management's stock ownership which gives them the power to control business affairs and prevent a takeover that could be beneficial to unaffiliated shareholders;
     o the consequences of unsuccessful control of the hazardous raw materials used in our manufacturing process which could result in costly remediation fees, penalties or damages under environmental and safety regulations;
     o our business or our stock price which could be adversely affected by issuance of preferred stock;
     o certain provisions of New Jersey Law and our charter which may make a takeover of our company difficult even if such takeover could be beneficial to some of our shareholders;
     o fluctuations in the price of our common stock which may continue in the future.



Our Annual Report on Form 10-K and other SEC filings discuss some of the important risk factors that may affect our business, results of operations and financial condition. We undertake no obligation to revise or update publicly and forward-looking statements for any reason.

PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

          Not applicable.

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

     ITEM 5.  OTHER INFORMATION

          Not applicable.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a)   List of Exhibits

          2.1 Membership Interest Purchase Agreement, dated as of August 2, 2001, by and among Uniroyal Technology Corporation, Uniroyal Compound Semiconductor Inc., Uniroyal Optoelectronics, LLC and the Company.

          (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 2001.








     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EMCORE CORPORATION



     Date:     August 14, 2001     By:  /s/ Reuben F. Richards, Jr.
                                   --------------------------------
                                   Reuben F. Richards, Jr.
                                   President and Chief Executive Officer

     Date:     August 14, 2001     By:  /s/ Thomas G. Werthan
                                   --------------------------------
                                   Thomas G. Werthan
                                   Vice President and Chief Financial Officer