Form 10-K
period 2001-09-30
EMCORE CORP
filed 2001-12-28
CIK 808326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant as of December 6, 2001 was approximately $329,550,431 (based on the closing sale price of $16.51 per share).

The number of shares outstanding of the registrant's no par value common stock as of December 6, 2001 was 36,475,803.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before January 28, 2002) are incorporated by reference in Part III of this Form 10-K.

                               EMCORE Corporation

                                    FORM 10K

                  For the fiscal year ended September 30, 2001

                                      INDEX


Part I                                                                                       page
Item 1.        Business.........................................................................3

Item 2.        Properties......................................................................27

Item 3.        Legal Proceedings...............................................................28

Item 4.        Submission of Matters to a Vote of Security Holders.............................28


Part II
Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters...........28

Item 6.        Selected Financial Data.........................................................29

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of      31
               Operations......................................................................


Item 7A.       Quantitative and Qualitative Disclosures About Market Risk......................40

Item 8.        Financial Statements and Supplementary Data.....................................41

               Consolidated Statements of Operations for the years ended                       41
               September 30,  2001, 2000 and 1999..............................................

               Consolidated Balance Sheets as of September 30,  2001 and 2000..................42

               Consolidated Statements of Shareholders' Equity for the years                   43
               ended September 30, 2001, 2000 and 1999.........................................

               Consolidated Statements of Cash Flows for the years ended September 30,         44
               2001, 2000 and 1999.............................................................

               Notes to Consolidated Financial Statements......................................46

               Independent Auditors' Report....................................................63

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial       65
               Disclosures.....................................................................


Part III
Item 10.       Directors and Executive Officers of the Registrant..............................65

Item 11.       Executive Compensation..........................................................65

Item 12.       Security Ownership of Certain Beneficial Owners and Management..................65

Item 13.       Certain Relationships and Related Transactions..................................65


Part IV
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8K.................65


               SIGNATURES......................................................................68


                           Forward-Looking Statements

          This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about us, including, among other things:

          o general economic and business conditions, both globally and in our markets;

          o our expectations and estimates concerning our future financial performance, financing plans and the effect of competition;

          o    anticipated   trends  in  the  compound   semiconductor   capital
               equipment, wafers and devices business;

          o    existing   and  future   regulations   affecting   the   compound
               semiconductor capital equipment, wafers and devices business; and

          o other risk factors set forth in the "Risk Factors" section of this Form 10-K

          In addition, the words "believe", "may", "will", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to our business, our management or us, are intended to identify forward-looking statements. Certain factors referenced under "Risk Factors" in this Annual Report and other public documents incorporated by reference could cause actual results to differ materially from those in the forward-looking statements. We assume no obligation to update the matters discussed in this Annual Report.




PART I

Item 1.  Business


Company Overview

          EMCORE Corporation, headquartered in Somerset, New Jersey, develops and manufactures compound semiconductor products to advance global communications and solid state lighting applications. Established in 1984, EMCORE offers a diverse portfolio of compound semiconductor products, including: optical interconnects and devices for data and telecommunications applications (such as Gigabit Ethernet, Fibre Channel, Infiniband(SM), OC-192, OC-768 and OC-48), electronic materials for wireless and data and telecommunications, solar cells for satellite communications and metal organic chemical vapor deposition (MOCVD) tools for the growth of optoelectronic materials, including high brightness light emitting diodes (HB LEDs), lasers, RF and electronic materials, solar cells and magnetoresistive (MR) sensors. EMCORE's product philosophy embodies state of the art technology, material science expertise and a shared vision of our customers' goals and objectives to be leaders and pioneers in the rapidly growing world of compound semiconductors.

          Some of our customers include Agilent Technologies Ltd., AMP, Inc., Anadigics Inc., Blaze Networking Products, Boeing-Spectrolab, Corning, Inc., General Motors Corp., Hewlett Packard Co., Honeywell Int'l Inc., Infineon Technologies AG, Loral Space & Communications Ltd., Lucent Technologies, Inc., LumiLeds Lighting (a joint venture between Philips Lighting and Agilent Technologies), Motorola, Inc., Nortel Networks Corp., Siemens AG's Osram GmbH subsidiary, TriQuint Semiconductor, Inc. and more than a dozen of the largest electronics manufacturers in Japan. For further information about EMCORE, visit http://www.emcore.com.

Industry Overview

          Recent advances in information technologies have created a growing need for efficient, high-performance electronic systems that operate at very high frequencies, have increased storage capacity and computational and display capabilities and can be produced cost-effectively in commercial volumes. In the past, electronic systems manufacturers have relied on advances in silicon semiconductor technology to meet many of these demands. However, the newest generation of high-performance electronic and optoelectronic applications requires certain functions that are generally not achievable using silicon-based components.

          Compound semiconductors have emerged as an enabling technology to meet the complex requirements of today's advanced information systems. Many compound semiconductor materials have unique physical properties that allow electrons to move at least four times faster through them than through silicon-based devices. Advantages of compound semiconductor devices over silicon devices include:

          o    higher operating speeds;

          o    lower power consumption;

          o    reduced noise and distortion; and

          o    light emitting and detecting optoelectronic properties.

          Compound semiconductor devices can be used to perform individual functions as discrete devices, such as vertical cavity surface emitting lasers (VCSELs), photodetectors, RF and electronic materials, solar cells, HB LEDs and MR sensors. Compound semiconductor devices can also be combined into integrated circuits, such as transmitters, receivers and alphanumeric displays. Although compound semiconductors are generally more expensive to manufacture than silicon-based devices, electronics manufacturers are increasingly integrating compound semiconductor devices into their products in order to achieve higher performance in applications targeted for a wide variety of markets. These include satellite communications, data communications, telecommunications, wireless communications, consumer and automotive electronics, computers and peripherals, and lighting.

          The following factors have resulted in an increased demand for compound semiconductor products and systems that enable electronic systems manufacturers to reach the market faster with large volumes of high-performance products and applications:

          o widespread deployment of fiber optic networks and the increasing use of optical systems within these networks;

          o replacement of electrical backplanes with laser-based optical backplanes in data and telecommunication systems;

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



     Market              Representative Applications              Products                  Benefits/Characteristics

Data communications      High-speed fiber optic networks        VCSEL and                 Increased network capacity
                           and optical links (including         photodetector             Increased data transmission
                           VSR OC-768, OC-192,                    components and            speeds
                           OC-48, Gigabit Ethernet,               arrays                  Increased bandwidth
                           asynchronous transfer mode           HB LEDs                   Reduced power consumption
                           or ATM, and FibreChannel             Lasers
                           networks)                            RF and electronic
                                                                  materials
                                                                Array transceivers
                                                                Serial transceivers


Wireless                 Cellular telephones                    HB LEDs                   Improved display visibility
communication            Pagers                                 RF and electronic         Improved signal to noise
                         PCS handsets                             materials                 performance
                         Direct broadcast systems               RF and electronic         Lower power consumption
                         PDAs                                     devices                 Increased network capacity
                                                                                          Reduced network congestion
                                                                                          Extended battery life


Telecommunications       High capacity fiber optic trunk        VCSEL components          Increased data transmission
                           lines                                  and arrays                speeds
                         Very Short Reach links                 Lasers                    Increased bandwidth
                                                                RF materials
                                                                Photodiode
                                                                  components and
                                                                  arrays
                                                                Array transceivers
                                                                VSR transponders


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


Computers and            Local area networks                    VCSEL components          Increased data transmission speeds
Peripherals              Chip-to-chip and board-to-board          and arrays              Increased bandwidth
                           optical links                        Serial transceivers
                         Computer buses (Infiniband)            Array transceivers


Consumer electronics     DVDs                                   HB LEDs                   Improved display visibility
                         Radios                                 VCSEL components          High-speed data transmission
                         Telephones                               and arrays              Low power requirements
                         Calculators                            Integrated circuits
                         CD-ROMs                                Lasers

Compound Semiconductor Process Technology

          Compound semiconductors are composed of two or more elements and usually consist of a metal, such as gallium, aluminum or indium, and a non-metal, such as arsenic, phosphorous or nitrogen. The resulting compounds include gallium arsenide, indium phosphide, gallium nitride, indium antimonide and indium aluminum phosphide. The performance characteristics of compound semiconductors are dependent on the composition of these compounds. Many of the unique properties of compound semiconductor devices are achieved by the layering of different compound semiconductor materials in the same device. This layered structure creates an optimal configuration to permit the emission or detection of light and the detection of magnetic fields.

          Accordingly, the composition and properties of each layer and the control of the layering process, or epitaxy, are fundamental to the performance of advanced electronic and optoelectronic compound semiconductor devices. The variation of thickness and composition of layers determines the intensity and color of the light emitted or detected and the efficiency of power conversion. The ability to vary the intensity, color and the efficiency of light generation and detection enables compound semiconductor devices to be used in a broad range of advanced information systems.

          Compound semiconductor device manufacturers predominantly use four different methods to deposit compound materials: (i) molecular beam epitaxy;
(ii) vapor phase epitaxy; (iii) liquid phase epitaxy; and (iv) metal organic chemical vapor deposition (MOCVD). The use of molecular beam epitaxy technology can yield wafers having high thickness uniformity. Compound semiconductor materials fabricated using vapor phase epitaxy or liquid phase epitaxy technologies often have high electronic and optical properties. However, due to the nature of the underlying processes, none of these methods can be easily scaled up to high volume production, which is necessary for the commercial viability of compound semiconductor devices. All four methods used to manufacture compound semiconductor devices pose technical, training and safety challenges that are not present in the manufacture of silicon devices. The production systems typically require expensive reactant materials, use of certain toxic chemicals and tight control over numerous manufacturing parameters. The key differences between MOCVD and the three other methods are that compound semiconductor wafers fabricated using MOCVD generally possess a better combination of uniformity and optical and electronic properties and are easier to produce in high volumes than wafers manufactured by the three more traditional methods. Currently, MOCVD technology is being used to manufacture a broad range of compound semiconductor devices.

          Historically, manufacturers that use compound semiconductor devices in their products have met research, pilot production and capacity needs with in-house systems and technologies. However, as the need for the production of commercial volumes of high-performance compound semiconductor devices and the variety of these devices increase, manufacturers are often unable to meet these requirements using inhouse solutions. In response to these growing demands for higher volumes of a broad range of higher performance devices, manufacturers are increasingly turning to outside vendors to meet their needs for compound semiconductor wafers and devices.



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

          EMCORE's compound semiconductor products and services include:

          o    Development of compound semiconductor materials and processes;

          o    Design and development of devices;

          o Fiber optic components and modules, including transceivers and transponders;

          o VCSEL devices and PIN photodiodes, including bare die, packaged components and optical subassemblies;

          o    Electronic  and RF materials,  including  pHEMTs,  HBTs and FETs;
               and,

          o    MOCVD   production   tools  for  the   manufacture  of  epitaxial
               materials, including GaAs, AlGaAs, InP, InGaP, InGaAlP, InGaAsP, GaN, InGaN, AlGaN, and SiC

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

          Apply EMCORE's Core Materials and Manufacturing Expertise Across Multiple Product Applications. EMCORE continually leverages its proprietary core technology to develop compound semiconductor products for multiple applications in a variety of markets. These activities include developing new products for targeted applications as well as expanding existing products into new applications. For example, EMCORE has introduced VCSELs and photodetectors for communications products and through its joint venture with General Electric Lighting, HB LEDs for broader lighting applications.

          Target High Growth Market Opportunities. EMCORE's strategy is to target high growth market opportunities where performance characteristics and high volume production efficiencies can give compound semiconductors a competitive advantage over other devices. Historically, while technologically superior, compound semiconductors have not been widely deployed because they are more expensive to manufacture than siliconbased semiconductors and other existing solutions. EMCORE believes that as compound semiconductor production costs are reduced, new customers will be compelled to use these products because of their higher performance characteristics. For example, EMCORE has reduced the average cost of compound semiconductor solar cells to the point where customers are replacing silicon-based solar cells because of the compound semiconductor solar cells' higher overall efficiency, better end-of-life performance and lower weight.

          Strategic Acquisitions and Partnerships with Industry Leading Companies. EMCORE seeks to identify and develop long-term relationships with leading companies in each of the industries it serves. EMCORE develops these relationships in a number of ways that include long-term, high-volume supply agreements, joint ventures, acquisitions and other arrangements. For example, EMCORE entered into a joint venture with General Electric Lighting for the development and marketing of white light and colored HB LED products for automotive, traffic, flat panel display and other lighting applications. EMCORE intends to actively seek similar strategic relationships with other key customers and industry participants in order to further expand its technological and production base.

          Continue Investment in Research and Development to Maintain Technology Leadership. Through substantial investment in research and development, EMCORE seeks to expand its leadership position in compound semiconductor production systems, wafers and devices. EMCORE works with its customers to identify specific performance criteria and uses this information to enhance the performance of its production systems and to further expand its process and materials science expertise, including the development of new low-cost, high-volume wafers and devices for its customers. In addition, EMCORE's development efforts are focused on continually lowering the production costs of its products.

Products

MOCVD Tools

          EMCORE  is  a  leading   supplier  of  MOCVD  compound   semiconductor
production systems, with more than 400 systems shipped since inception in October 1984. EMCORE believes that its TurboDisc production systems offer significant ownership advantages over competing systems and that the high throughput capabilities of its TurboDisc MOCVD tools make possible superior reproducibility of thickness, composition, electronic properties and layer accuracy required for electronic and optoelectronic devices. Each system can be customized for the customer's throughput, wafer size and process chemistry requirements. EMCORE's production tools also achieve a high degree of reliability with an average uptime, based on customer data, of approximately 90%.

          EMCORE believes its TurboDisc MOCVD tools enable the lowest cost of ownership for the manufacture of compound semiconductor materials. The major components of the cost of ownership include yield, throughput, direct costs and capital costs. Yield primarily relates to material uniformity, which is a function of the precision of the physical and chemical processes by which atomic layers are deposited. Throughput, the volume of wafers produced per unit of time, includes both the time required for a process cycle and the handling time between process steps. Direct costs include consumables used in manufacturing and processing, maintenance and spare parts and the clean room space required for the equipment. Capital costs include the cost of acquisition and installation of the process equipment.

          EMCORE's proprietary TurboDisc technology utilizes a unique high speed rotating disk in a stainless steel growth chamber with integrated vacuum-compatible loading chambers. To produce a wafer, a bare substrate, such as gallium arsenide, sapphire or germanium, is placed on a wafer carrier in the TurboDisc growth chamber and subjected to high temperatures. Based on a predetermined formula, metal organic gases are released into the growth chamber. These gases decompose on the hot, rapidly spinning wafer. Semiconductor materials are then deposited on the substrate in a highly uniform manner. The resulting wafer thus carries one or more ultra-thin layers of compound semiconductor material such as gallium arsenide, gallium nitride or indium phosphide. The TurboDisc technology not only produces uniformity of deposition across the wafer, but also offers flexibility for diverse applications with improved material results and increased production rates. The unique precision control of reactant gas flow in the TurboDisc technology platform allows users to scale easily from research to commercial volumes with substantially reduced time and effort. Upon removal from the growth chamber, the wafer is transferred to a device processing facility for various steps such as photolithography, etching, masking, metallization and dicing. Upon completion of these steps, the devices are then sent for packaging and incorporation in the customer's product.

          During fiscal year 2001, EMCORE announced several new application specific TurboDisc reactors:

          o The Enterprise 450 TurboDisc reactor with cassette to cassette wafer handling and advanced temperature control is a high efficiency reactor designed primarily for electronic materials applications (configurations are also available for LEDs, solar cells and optoelectronic applications);

          o The Enterprise 300 GaNzilla is designed for the high-volume commercial manufacture of high brightness blue and green LEDs and GaN electronic materials;

          o    The Enterprise 300 LDM is designed for the high-volume commercial
               manufacture   of   laser   diodes   for   telecommunication   and
               datacommunication applications; and

          o The Discovery 180 SpectraGaN is a second generation SpectraBlue tool with higher throughput and greater efficiency used for the commercial manufacture of high brightness blue and green LEDs and GaN based electronics.

          EMCORE's TurboDisc product line now consists of the following MOCVD tools:


                Tool                                                     Applications


Discovery Research and Development (RD)                      Customer determined

Discovery 180 LDM (Laser Diode Machine)                      VCSELs, laser diodes, AlGaAs and InGaAs detectors

Discovery 180 SpectraBlue / Discovery 180 SpectraGaN         Blue and Green LEDs, blue lasers, GaN electronic devices

Enterprise 300 LDM                                           Laser diodes

Enterprise 300 GaNzilla                                      Blue and green LEDs, blue lasers, GaN electronic devices

Enterprise 400 Gold                                          High-Brightness red, orange and yellow LEDs

Enterprise 400 EM                                            PHEMTs, HBTs, FETs, E-mode devices

Enterprise 400 SC                                            Solar cells

Enterprise 450 EM                                            Electronic materials such as PHEMTs, HBTs, FETs,
                                                               E-mode devices,

Enterprise 450 LED                                           High-Brightness red, orange and yellow LEDs

Enterprise 450 SC                                            Solar cells



          EMCORE's next generation of TurboDisc products is being designed to provide a number of innovations including:

     o    new reactor design to improve source efficiency;
     o    digital control system to reduce electronic noise;
     o    modular component design to simplify component and design upgrades;
     o    improved   temperature   control  with  the  ability  to  control  the
          deposition temperature to within 1 to 2 degrees Celsius; and
     o    greater up time and lower maintenance intervals.

          During the first quarter of fiscal 2002, EMCORE signed an agreement with LumiLeds Lighting, a joint venture between Agilent Technologies and Philips Lighting, for the supply of MOCVD tools to be used in the production of high brightness gallium nitride (GaN) LEDs.


Optical Devices

          EMCORE manufactures optical devices employing VCSEL-based technology. Vertical cavity surface-emitting lasers (VCSELs) are microscopic semiconductor lasers that emit light from the top surface of the chip. They combine the ability of batch process and on-wafer tests like LEDs and the superior electro-optical performance of traditional edge-emitting lasers. In addition, the cylindrical laser beam profile allows an easy and efficient coupling of the light into a multi-mode fiber. The manufacturability for both wafer processing and packaging enables a cost-effective high-bandwidth fiberoptic communication solution. Therefore, VCSEL-based optical devices offer significant advantages over traditional laser diodes used in fiber optic communications, including:

     o    greater control over beam size and wavelength;
     o    reduced manufacturing complexity and packaging costs;
     o    lower power consumption; and
     o    higher frequency performance.


          There are two major fabrication processes for VCSELs, either by ion-implantation or selective oxidation. Compared to implant VCSELs, the oxide VCSELs provide many superior characteristics, which include lower turn-on current, higher efficiency, higher speed, better performance linearity and stability, and better reliability. Currently, the implant VCSELs are still widely used for applications with transmission speeds up to 1 Gbps. However, the oxide VCSEL is the technology of choice for applications requiring data rates higher than 2 Gbps, which is the trend in the datacom industry. EMCORE established a consistent manufacturing procedure for the oxide VCSEL fabrication process despite the inherent challenges of this manufacturing technique compared to the implant process. EMCORE believes that it is the only high-volume manufacturer for oxide VCSELs.

          EMCORE's strategy is to capitalize on its oxide VCSEL manufacturing platform and expertise, by providing the industry with 1 Gbps, 2.5 Gbps, 10 Gbps (OC-192), and 40 Gbps (OC-768) solutions through single-channel serial, multi-channel parallel or wavelength-divisional multiplexing approaches.

          Leading electronic systems manufacturers are integrating VCSELs into a broad array of end-market applications including Internet access, digital cross-connect telecommunications switches, Infiniband optical bus, and fiber optic switching and routing, such as Gigabit Ethernet, and storage area networks.

          EMCORE's Optical Device division, located in Albuquerque, New Mexico is primarily dedicated to the research and development of enabling VCSEL technologies. EMCORE's optical device product line has achieved several significant milestones since it commenced commercial production of VCSEL-based products:


     o February 1998 - EMCORE announced its first commercial high speed VCSEL laser operating at 1.25 Gbps;

     o December 1998 - EMCORE introduced its second VCSEL product, a VCSEL array;

     o March 2000 - EMCORE debuted the industry's first commercial 2.5Gbps, 850nm oxide VCSEL employing its patented OxideGuide(TM) technology;

     o January 2000 - EMCORE entered into a three-year supply agreement with Agilent, a leading supplier of fiber optic transceivers and integrated circuits for infrastructure products for the Internet. Under this agreement, EMCORE manufactures VCSEL arrays for use in parallel optical transceivers. EMCORE began shipping commercial product in December 2000;

     o August 2000 - EMCORE announced the availability of its first 850nm 1x4 and 1x12 Oxide VCSEL arrays and its high speed gallium arsenide (GaAs) photodetector arrays. The 1x4 array is capable of up to 10 Gbps transmission speeds, while the 1x12 has a transmission speed of 30Gbps. EMCORE's photodetector arrays operate up to speeds of 3.125Gbps and provide the efficiency required for high-speed data transmission;

     o March 2001 - EMCORE debuted the industry's first 850 nm 10 Gbps VCSEL. These VCSELs are designed to work in existing optical components and are optimized for high-speed data transmission over multimode fiber. Designed for optical interconnect applications under 300 meters, including Local Area Networks ("LANs") such as Gigabit Ethernet and Fibre Channel, these VCSEL products are available as bare die or can be built into optical subassemblies; and

     o March 2001 - EMCORE also debuted its first SC and LC Transmitter Optical Subassemblies ("TOSA") designed for 850nm applications. These TOSAs provide the market with a device that incorporates speed and reliability in a low cost package. The package is cost effective and ideal for integration into existing and new transceiver module designs. Both products use EMCORE's 2.5 Gbps oxide VCSEL, which meets the performance requirements of short reach and very short reach multimode fiber optic applications, including LANs, SANs, backplane, rack-to-rack and intraswitch. Both TOSA packages perform at the 1Gbps, 1.25Gbps, 2.1Gbps or 2.5Gbps data rates, which are suitable for Gigabit Ethernet, Fibre Channel and OC-48 applications.

Photodetectors

          Photodetectors are discrete semiconductor devices that detect light in order to convert an optical signal into an electrical signal. Similar to VCSELs, photodetectors combine the ability of batch processing and on-wafer testing with superior electro-optical performance. The large aperture size readily permits efficient coupling of the light from a multi-mode fiber. Furthermore, EMCORE has demonstrated devices that are hermetically sealed, thus ensuring devices with high reliability regardless of the nature of the device packaging.

          EMCORE has successfully developed 1x12 1.25Gbps and 1x12 2.7Gbps 850nm photodetector arrays. These arrays perform light to logic conversions for data transmissions over multi-mode fiber ribbon cable. EMCORE began shipping these photodetector arrays July 2000. In addition, EMCORE developed a 10 Gbps photodetector and 10Gbps 1x4 array, and commenced commercial shipments in October 2001.

          In addition, EMCORE has developed a long-wavelength 1310nm photodetector product. This product is geared largely toward the high-speed telecom medium range market/application using single-mode fiber. EMCORE began shipping 1x12 2.5Gbps long-wavelength photodetector arrays in November 2001.



VCSEL-Based Array Transceivers and Transponders

          VCSEL-based array transceivers are penetrating telecommunication markets as solutions for low-cost, very short reach (VSR) OC-192 (10 Gbps) SONET optical links. The Optical Internetworking Forum (of which EMCORE is a member) approved the specifications for VSR OC-192 optical links based on VCSEL arrays in December 2000. Array transceivers are the preferred solutions of original equipment manufacturers for high-speed optical backplanes, which are replacing traditional electrical backplanes as bandwidth requirements have exceeded the limits practical for copper connections.

          EMCORE has successfully developed and made commercially available high-speed array transceivers and transponders for the data and telecommunications markets. EMCORE's transceivers and transponders offer OEM equipment manufacturers several advantages, including:

          o    Fast transmission speeds up to 32Gbps aggregate throughput.

          o    Products are designed for high volume manufacturing.

          o Utilize EMCORE's leading-edge VCSEL array and PIN photodiode array components.

          o Deliver significant cost-performance and application flexibility advantages over traditional serial solutions.


          Since EMCORE first introduced its new family of fiber optic products to the market, the Company has made several accomplishments and provided the marketplace with high speed solutions to alleviate data congestion. Some of these achievements include:

          o August 2001 - EMCORE announced the commercial production of its new high speed, cost-effective 12 x 1.25Gbps parallel optical array transmitter/receiver (transceiver) modules to significantly improve data throughput capability. These modules perform logic to light and light to logic conversions for data transmissions over multi-mode fiber ribbon cable.

          o October 2001 - EMCORE announced the commercial availability of a new 300 pin MSA (multi source agreement) compliant transponder module to provide very short reach interconnections over parallel fiber links at SONET OC-192 data rates. The VSR transponder is the first commercially available 300-pin transponder compliant with the Optical Internetworking Forum's VSR-1 Implementation Agreement (OIF-VSR4-0.10). This transponder is the initial product offering from a family of EMCORE transponder products and will soon be followed by a small form factor version

          o November 2001 - EMCORE began shipping its next generation 12 x 2.7Gbps parallel optical array transceiver modules.

RF and Electronic Materials

          Radio frequency ("RF") materials are compound semiconductor materials that transmit and receive communications. Compound semiconductor RF materials have a broader bandwidth and superior performance at higher frequencies than silicon-based materials. EMCORE currently produces 4-inch and 6-inch InGaP HBT and pHEMT materials including e-mode devices that are used for power amplifiers for GSM, TDMA and CDMA multiband wireless handsets. InGaP HBT materials provide higher linearity, higher power added efficiency as well as greater reliability than first generation AlGaAs HBT technologies, and have become the technology of choice for next generation HBT-based power amplifiers for wireless handsets. In addition, recent developments and transfers to production of enhancement mode pHEMT technologies have demonstrated their continued competitiveness for handset applications.

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

          EMCORE's manufacturing facility in New Jersey has seven Enterprise MOCVD production tools dedicated to electronic materials growth. In addition, EMCORE is in the process of qualifying two new Enterprise 450 TurboDisc reactors equipped with cassette to cassette wafer handling capability, leaving space for an additional nine Enterprise Electronic Materials Production tools. EMCORE also equipped its wafer fabrication area with state of the art cassette to cassette characterization equipment.

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

          In October 2000 EMCORE received a multi-million dollar order from Anadigics to supply 6-inch GaAs HBT and pHEMT wafers for their fiber optic and wireless communications devices. Anadigics is using EMCORE's materials for power amplifiers for GSM, TDMA and CDMA multiband wireless handsets and for high-speed digital components for OC-192 data communication applications.

          During late 2000 and throughout 2001, EMCORE devoted its development efforts to making advances in compound semiconductor materials containing nitrogen, including InGaAsN and InP HBT and GaN FET/pHEMT. EMCORE believes that these next generation materials and device technologies into which they will be employed will replace existing technologies. EMCORE has filed patents which it believes are critical to InGaAsN HBT and GaN FET/pHEMT applications, which include wireless handsets and base stations, as well as millimeter wave ground and satellite communication systems. There can be no assurance that these patents will be issued or, if obtained, that they will afford EMCORE commercially significant protection of its technologies.



Solar Cells

          Compound semiconductor solar cells are used to power satellites because they are more resistant to radiation levels in space and convert substantially more light to power, therefore weigh less per unit of power than silicon-based solar cells. These characteristics increase satellite life, increase payload capacity and reduce launch costs. In fiscal 2000, EMCORE announced the manufacture and shipment of the world's highest efficiency dual-junction solar cell for satellite applications. EMCORE also announced the production of high-efficiency triple junction solar cells with a minimum average efficiency of 26%. EMCORE began shipping the triple junction solar cells in September 2000.

          EMCORE is currently involved in several solar cell projects:

          o EMCORE's solar cells were selected for use on two Space Technology Research Vehicles (STRV 1c&1d). Arianspace launched these micro-satellites in November 2000. EMCORE's solar cells have also been selected for two European communication satellite programs scheduled for launch in 2002. Additionally, EMCORE's solar cells are being used for two Japanese scientific programs sponsored by the National Space Development Agency of Japan (NASDA);

          o    EMCORE is also working  with TRW,  Boeing and Lockheed to qualify
               its  high  efficiency   solar  cells  for  spacecraft  with  high
               electrical power requirements;

          o In April 2000, EMCORE signed a Memorandum of Understanding with Angewandte Solarenergie-ASE GmbH to provide solar cell material for use in the manufacture of their solar cells; and

          o In November 1998, EMCORE signed a long-term supply agreement with Space Systems/Loral, a wholly owned subsidiary of Loral Space & Communications. Under this agreement, EMCORE supplies compound semiconductor high efficiency gallium arsenide solar cells for Loral's satellites. To date, EMCORE has received purchase orders from Space Systems/Loral that total $32.6 million and services this agreement at our facility in Albuquerque, New Mexico.



HB LEDs

          High-brightness light-emitting diodes ("HB LEDs") are solid state compound semiconductor devices that emit light. The global demand for HB LEDs is experiencing rapid growth because HB LEDs have a long useful life, consume approximately 10% of the power consumed by incandescent or halogen lighting and improve display visibility. In May 1999, EMCORE and General Electric Lighting formed GELcore LLC ("GELcore"), a joint venture to develop and market HB LED lighting products. The two parties have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. GELcore combines EMCORE's materials science expertise, process technology and compound semiconductor production systems with General Electric Lighting's brand name recognition and extensive marketing and distribution capabilities. GELcore's current product line includes channel letters, flashlights and other signage and display products incorporating HB LEDs. GELcore's long-term goal is to develop products to replace traditional lighting. In September 2000, GELcore acquired Ecolux, Inc. adding LED-signaling products to its growing line of LED products. EMCORE believes that Ecolux is currently receiving the majority of contracts for which it submits bids for the replacement of traditional traffic lights with HB LEDs.



MR Sensors

          Magneto resistive ("MR") sensors are compound semiconductor devices that possess sensing capabilities. MR sensors improve vehicle performance through more accurate control of engine and crank shaft timing, which allows for improved spark plug efficiency and reduced emissions. In January 1997, EMCORE initiated shipments of compound semiconductor MR sensors using technology licensed to EMCORE from General Motors. This license allows EMCORE to manufacture and sell products to anyone using this technology. As of September 30, 2001, EMCORE has delivered approximately 14.8 million devices to General Motors Powertrain for crank and cam speed and position sensing applications for 5 different engine builds under 20 different vehicle platforms.

Customers

          EMCORE's rapidly expanding customer base includes many of the largest semiconductor, telecommunications, consumer goods and computer manufacturing companies in the world. Some of our customers include Agilent Technologies Ltd., AMP, Inc., Anadigics Inc., Blaze Networking Products, Boeing-Spectrolab, Corning, Inc., General Motors Corp., Hewlett Packard Co., Honeywell Int'l Inc., Infineon Technologies AG, Loral Space & Communications Ltd., Lucent Technologies, Inc., LumiLeds Lighting (a joint venture between Philips Lighting and Agilent Technologies), Motorola, Inc., Nortel Networks Corp., Siemens AG's Osram GmbH subsidiary, TriQuint Semiconductor, Inc. and more than a dozen of the largest electronics manufacturers in Japan.

          Since its inception, EMCORE has worked closely with its customers to design and develop process technology and material science expertise for use in production systems for its customers' enduse applications. EMCORE has leveraged its process and materials science knowledge base to manufacture a broad range of compound semiconductor wafers and devices such as VCSELs, photodetectors, RF and electronic materials, solar cells, HB LEDs and MR sensors. Within most of these product lines, EMCORE has established strategic relationships through joint ventures, long-term supply agreements, acquisitions and other certain relationships. A summary of these relationships is found below:



                      PRODUCTS AND STRATEGIC RELATIONSHIPS


   Product Line         Company                    Nature of Relationship              Application


Vertical cavity         Agilent                    Long-term supply agreement       Data communication systems
surface-emitting        Infineon                   Customer                           (routers and switches)
lasers (VCSELs)         Molex                      Customer                         Telecommunication systems
                                                                                      (cross connect switches,
Photodetectors at                                                                      Very Short Reach OC-192
850 nm and                                                                             links)
1310 nm                                                                             Optical links (including
                                                                                      Gigabit Ethernet, ATM and
                                                                                      FibreChannel networks)


Radio frequency (RF)    Motorola                   Long-term supply agreements      Digital wireless and cellular
materials               Anadigics                                                     applications


Solar cells             Space Systems /  Loral     Long-term supply agreement       Solar panels in
                                                                                      communications  satellite
                        Union Miniere, Inc.        Long-term germanium sourcing       powered systems
                                                    agreement



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


Magneto resistive (MR)  General Motors             Long-term supply agreement       Cam and crank shaft sensors
sensors                   Corporation

                        Optek


          EMCORE has a comprehensive total quality management program with special emphasis on total customer satisfaction. EMCORE seeks to encourage active customer involvement with the design and operation of its production systems. To accomplish this, EMCORE conducts user group meetings among its customers  in Asia,  Europe  and North  America.  At annual  meetings,  EMCORE's customers provide valuable feedback on key operations, process oriented services, problems and recommendations to improve EMCORE products. This direct customer feedback has enabled EMCORE to constantly update and improve the design of its systems and processes. Changes that affect the reliability and capabilities of EMCORE's systems are embodied in new designs to enable current and future customers to utilize systems which EMCORE believes are high quality and cost-efficient. As of September 30, 2001, EMCORE employed 47 field service engineers who install systems and provide on-site support.


Marketing and Sales

          EMCORE markets and sells its wafers, devices and systems through its direct sales force in North America, Europe, Taiwan and through representatives and distributors elsewhere in Asia. To market and service its products in China, Japan and Singapore, EMCORE relies on a single marketing, distribution and service provider, Hakuto Co., Ltd. EMCORE's agreements with Hakuto expire in March 2008. Hakuto has exclusive distribution rights for certain EMCORE products in Japan. Hakuto has marketed and serviced EMCORE's products since 1988, is a minority shareholder in EMCORE and the President of Hakuto is a member of EMCORE's Board of Directors. In August 1999, EMCORE entered into a distribution agreement with DI Systems to market and service EMCORE's products in South Korea. EMCORE has sales offices in California and Taiwan, ROC in order to efficiently service EMCORE's rapidly expanding customer base in these areas.

          EMCORE's sales and marketing, senior management and technical staff work closely with existing and potential customers to provide compound semiconductor products that meet their customers' needs. EMCORE seeks to match a customer's requirements to an existing design or a modification of a standard design. When necessary, EMCORE will work with the customer to develop the appropriate design process and to configure and manufacture the production system to meet the customer's needs. EMCORE will also produce samples to demonstrate conformance to the customer's specifications. For production systems, the period of time from the initial contact with the customer to the customer's placement of an order is typically two to nine months or longer. EMCORE's sales cycle for wafers and devices usually runs three to nine months, during which time EMCORE develops the formula of elements necessary to meet the customer's specifications and qualifies the materials which may also require the delivery of samples. EMCORE believes that the marketing, management and engineering support involved in this process is beneficial in developing competitive differentiation and long-term relationships with its customers.


Service and Support

          EMCORE maintains a worldwide service and support network responsible for on-site maintenance and process monitoring on either a contractual or time-and-materials basis. Customers may purchase annual service contracts under which EMCORE is required to maintain an inventory of replacement parts and to service the equipment upon the customer's request. EMCORE also sells replacement parts from inventory to meet customer needs. EMCORE pursues a program of system upgrades for customers to increase the performance of older systems. EMCORE generally does not offer extended payment terms to customers and adheres to a warranty policy of 1 year. Consistent with industry practice, EMCORE maintains an inventory of components for servicing systems in the field and it believes that its inventory is sufficient to satisfy foreseeable short-term customer requirements. Since fiscal 1998, EMCORE has operated a warehouse depot in Taiwan to provide improved service to its Asian customers.

Research and Development


          To maintain and improve its competitive position, EMCORE's research and development efforts are focused on designing new proprietary processes and products, improving the performance of existing systems, wafers and devices and reducing costs in the product manufacturing process. EMCORE has dedicated 34 TurboDisc systems and five device fabrication facilities for both research and production that are capable of processing virtually all compound semiconductor materials. Nine of those TurboDisc systems and two device fabrication areas are dedicated fully to research and development efforts and are used by a staff of over 100 scientists, engineers and technicians. Forty-one of EMCORE's staff members have a Ph.D. degree. The research and development staff utilizes x-ray, optical and electrical characterization equipment which provide instant data allowing for shortened development cycles and rapid customer response. During fiscal years 2001, 2000 and 1999, EMCORE invested $53.4 million, $32.7 million and $20.7 million into research and development.


          EMCORE believes that several research and development projects have the potential to greatly improve its competitive position and to drive its revenue growth in the next few years. In the field of VCSEL components, EMCORE has led the industry in the development of 10 Gbps VCSELs and has successfully tested 10 Gbps operation of prototype parts. These VCSELs can be produced as singlets or as arrays for much higher bandwidth transceivers. EMCORE is the first company to offer these devices and commenced shipments of the 10 Gbps VCSEL to fiber optic customers in December 2000 and received additional purchase orders for shipments beginning at the end of March 2001. Along with its VCSEL efforts, EMCORE developed 850 nm and 1310 nm photodetector arrays, which operate at speeds of up to 10 Gbps and are designed to work with these VCSEL devices. EMCORE has invested aggressively in the development of array transceiver products that capitalize on its VCSEL and photodetector components. By manufacturing these components in-house, EMCORE is able to reduce the overall cost of the transceiver module. With the first project of a 12 x 1.25 Gbps array transceiver successfully demonstrated, EMCORE plans to continue with this roadmap to introduce a family of state-of-the-art products for Very Short Reach fiber optics modules. In the field of solar cells, development of advanced device structures and growth techniques are enabling an increase in solar cell efficiency from EMCORE's current industry leading 26% solar cell to a 28% product. For electronic materials, EMCORE has continued to develop advanced HBT and pHEMT structures using next generation materials, such as InGaAsN and InP. EMCORE expects to introduce its next generation system design across its TurboDisc product line this year. These new systems are intended to reduce the overall cost of ownership of the TurboDisc systems by lowering manufacturing costs for its customers.


          EMCORE also competes for research and development funds. In view of the high cost of development, EMCORE solicits research contracts that provide opportunities to enhance its core technology base or promote the commercialization of targeted EMCORE products. EMCORE is also positioned to market technology and process development expertise directly to customers who require it for their own product development efforts.



Intellectual Property and Licensing

          EMCORE's success and competitive position for production systems, wafers and devices depends significantly on its ability to obtain intellectual property protection for its research and development efforts. EMCORE's strategy is to rely on both patents and trade secrets to protect its intellectual property. To date, EMCORE has been issued 14 U.S. patents and two foreign patents, and others are either pending (50 patent applications filed) or under in-house review (19 disclosures and draft patent applications). The U.S. patents will expire between 2005 and 2018. These patents (granted and filed) claim material aspects of current or planned commercial versions of EMCORE's systems, wafers or devices. For example:

          o U.S. Patent No. 6,197,121 granted on March 6, 2001 entitled "Chemical Vapor Deposition Apparatus" covers material aspects of our current reactor technology, and

          o The 12 x 1.25 Gbps array transceiver project for Very Short Reach fiber optics modules have generated eight patent applications to date.

          EMCORE only relies on trade secrets to protect its intellectual property when it believes publishing patents would make it easier for others to reverse engineer EMCORE's proprietary processes. A "trade secret" is information that has value to the extent it is not generally known, not readily ascertainable by others through legitimate means and protected in a way that maintains its secrecy. Reliance on trade secrets is only an effective business practice insofar as trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. In order to protect its trade secrets, EMCORE takes certain measures to ensure their secrecy, such as partitioning the non-essential flow of information between its different divisions and executing non-disclosure agreements with its employees, joint venture partners, customers and suppliers.

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


Environmental Regulations

          EMCORE is subject to federal, state and local laws and regulations concerning the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials used in its research and development and production operations, as well as laws and regulations concerning environmental remediation and employee health and safety. The production of wafers and devices involves the use of certain hazardous raw materials, including, but not limited to, ammonia, phosphine and arsine. If EMCORE's control systems are unsuccessful in preventing release of these or other hazardous materials, EMCORE could experience a substantial interruption of operations. EMCORE has in-house professionals to address compliance with applicable environmental and health and safety laws and regulations, and believes that it is currently, and in the past has been, in compliance with all such laws and regulations.


Manufacturing

          EMCORE's manufacturing operations are located at EMCORE's headquarters in Somerset, New Jersey and in Albuquerque, New Mexico and include systems engineering and production, wafer fabrication and design and production of devices. Many of EMCORE's manufacturing operations are computer monitored or controlled to enhance reliability and yield. EMCORE manufactures its own systems and outsources some components and sub-assemblies, but performs all final system integration, assembly and testing. As of September 30, 2001, EMCORE had 458 employees involved in manufacturing. EMCORE fabricates wafers and devices at its facilities in Somerset, New Jersey and Albuquerque, New Mexico and has a combined clean room area totaling approximately 41,000 square feet.

          Currently, all of EMCORE's divisions have acquired and maintained certification status for their Quality Management Systems. At the New Jersey facility, EMCORE's TurboDisc Tools division is registered to ISO 9001 and EMCORE's Electronic Devices and Electronic Materials divisions are registered to ISO 9001 + QS 9000. At the New Mexico facility, EMCORE's Photovoltaics, Fiber Optical Component and Optical Device divisions are registered to ISO 9001.

          Outside contractors and suppliers are used to supply raw materials and standard components and to assemble portions of end systems from EMCORE specifications. EMCORE depends on sole, or a limited number of, suppliers of components and raw materials. EMCORE generally purchases these single or limited source products through standard purchase orders. EMCORE also seeks to maintain ongoing communications with its suppliers to insure against interruptions in supply and has, to date, generally been able to obtain sufficient supplies in a timely manner. EMCORE maintains inventories it believes are sufficient to meet its near term needs. EMCORE implemented a vendor program through which it inspects quality and reviews suppliers and prices in order to standardize purchasing efficiencies and design requirements to maintain as low a cost of sales as possible. However, operating results could be materially and adversely affected by a stoppage or delay of supply, receipt of defective parts or contaminated materials, and increase in the pricing of such parts or EMCORE's inability to obtain reduced pricing from its suppliers in response to competitive pressures.


Competition

          The markets in which EMCORE competes are highly competitive. EMCORE competes with several companies for sales of MOCVD systems, primarily Aixtron GmbH and Nippon-Sanso K.K. Ltd. The primary competitors for EMCORE's wafer foundry include Hitachi-Cable, Kopin Corporation and IQE. EMCORE's principal competitors for sales of VCSEL-related products include Honeywell, Inc., AXT and Avalon Photonics for serial optics and Agilent, Infineon, Zarlink Semiconductor and W.L. Gore for parallel optics. The principal competitors for MR sensors are Honeywell, Inc., Matshushita Electric Industrial Co. Ltd., Siemens AG Osterreich, Electrotechnik and Asahi Kasei Electronic Co., Ltd.. In photovoltaics devices, EMCORE faces competition from Boeing and Tecstar. The principal competitors for HB LEDs and EMCORE's joint venture with General Electric Lighting include LumiLeds Lighting, a joint venture between Agilent Technologies and Philips Lighting, Siemens AG's Osram GmbH subsidiary, Nichia Chemical Industries and Toshiba Corporation. EMCORE also faces competition from manufacturers that implement in-house systems for their own use. In addition, EMCORE competes with many research institutions and universities for research contract funding. EMCORE also sells its products to current competitors and companies with the capability of becoming competitors. As the markets for EMCORE's products grow, new competitors are likely to emerge and present competitors may increase their market share.

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


Employees

          At September 30, 2001, EMCORE had 867 employees, including 458 employees in manufacturing operations, 219 employees in research and development, 170 employees in sales and general administration and 20 temporary employees. This represented an increase of 242 employees or 39% from September 30, 2000. In order to meet the challenges of the current economic climate, EMCORE announced a workforce reduction in October 2001 that decreased its overall headcount by 105 employees or approximately 12%. None of EMCORE's employees are covered by a collective bargaining agreement. EMCORE considers its relationship with its employees to be good.

Risk Factors

We May Continue To Incur Operating Losses.

          We started operations in 1984 and as of September 30, 2001, we had an accumulated deficit of $121.2 million. We incurred net losses of $12.3 million in fiscal 2001, $25.5 million in fiscal 2000 and $22.7 million in fiscal 1999. In addition, as a result of the downturn in the economy, we expect a decline in revenues in fiscal year 2002. Many of our expenses, particularly those relating to capital equipment and manufacturing overhead, are fixed. Accordingly, reduced revenue causes our fixed production costs to be allocated across reduced production volumes, which adversely affects our gross margin and profitability. Therefore, we expect to continue to incur operating losses until revenues increase. We cannot currently predict whether or when demand will strengthen across our product lines or how quickly our customers will consume their inventories of our products. In addition, several of our customers have reduced the lead times they give us when ordering product from us. While this trend has enabled us to reduce inventory, it also restricts our ability to forecast revenues. If our sales and profit margins do not increase to support the higher levels of operating expenses and if our new product offerings are not successful, our business, financial condition and results of operations will be materially and adversely affected.


          We Must Continually Improve Existing Products, Design And Sell New Products And Manage The Costs Of Research And Development In Order To Effectively Compete.

          We compete in markets characterized by rapid technological change, evolving industry standards and continuous improvements in products. Due to constant changes in these markets, our future success depends on our ability to improve our manufacturing processes, tools and products. To remain competitive we must continually introduce new and improved products as well as production tools with higher capacity and better production yields.

          The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage production and inventory levels closely. We cannot assure investors that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed, will not affect us beyond the inventory charges that we have already taken during fiscal year 2001.

          We have recently introduced a number of new products, and, in connection with a joint venture and internal development, we will be introducing additional new products in the near future. The commercialization of new products involves substantial expenditures in research and development, production and marketing. We may be unable to successfully design or manufacture these new products and may have difficulty penetrating new markets.

          Because it is generally not possible to predict the amount of time required and the costs involved in achieving certain research, development and engineering objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. Our business, financial condition and results of operations may be materially and adversely affected if:

          o    we are unable to improve our existing products on a timely basis;
          o our new products are not introduced on a timely basis or do not achieve sufficient market penetration;
          o we incur budget overruns or delays in our research and development efforts; or
          o    our new products experience reliability or quality problems.

We May Engage In Acquisitions That May Harm Our Operating Results, Dilute Our Shareholders And Cause Us To Incur Debt Or Assume Contingent Liabilities.

          We may pursue acquisitions to acquire new technologies, products or service offerings. Future acquisitions by us may involve the following:

          o    use of significant amounts of cash;
          o    potentially dilutive issuances of equity securities; and
          o incurrence of debt or amortization expenses related to goodwill and other intangible assets.

          In addition, acquisitions involve numerous risks, including:

          o difficulties in the integration of the operations, technologies, products and personnel of the acquired company;

          o    diversion of management's attention from other business concerns;

          o risks of entering markets in which we have no or limited prior experience; and

          o potential loss of key employees of the acquired company.

          From time to time, we have engaged in discussions with acquisition candidates regarding potential acquisitions of product lines, technologies and businesses. If such an acquisition does occur, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected.

Our Rapid Growth Places A Strain On Our Resources.

          We have experienced rapid growth, having added a significant number of new employees within the last year. We have also expanded our manufacturing facilities in Albuquerque, New Mexico and in Somerset, New Jersey. This growth has placed and will continue to place a significant strain on our management, financial, sales and other employees and on our internal systems and controls. If we are unable to effectively manage multiple facilities and a joint venture in geographically distant locations, our business, financial condition and results of operations will be materially and adversely affected. We are also in the process of installing new manufacturing and accounting software at our New Jersey facility. Most of the new manufacturing software is customized to our particular business and manufacturing processes. It will take time and require evaluation to eliminate any malfunctions in the software and to train personnel to use the new software. In this transition we may experience delays in production, cost overruns and disruptions in our operations.

Our Industry Is Rapidly Changing

          The compound semiconductor industry is changing rapidly due to, among other things, continuous technological improvements in products and evolving industry standards. This industry is marked by the continuous introduction of new products and increased capacity for services similar to those provided by us. Future technological advances in the compound semiconductor industry may result in the availability of new products or increase the efficiency of existing products. If a technology becomes available that is more cost effective or creates a superior product, we may be unable to access such technology or its use may involve substantial capital expenditures, which we may be unable to finance. There can be no assurance that existing, proposed or as yet undeveloped technologies will not render our technology less profitable or that we will have available the financial and other resources necessary to compete effectively against companies possessing such technologies. There can be no assurance that we will be able to adapt to technological changes or offer competitive products on a timely or cost effective basis.

Fluctuations In Our Quarterly Operating Results May Negatively Impact Our Stock Price.

          Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors particular to EMCORE and the compound semiconductor industry. Not all of these factors are in our control. These factors include:

          o the volume and timing of orders for our products, particularly TurboDisc systems, which have an average selling price in excess of $1 million;
          o the timing of our announcements and introduction of new products and of similar announcements by our competitors;
          o    downturns in the market for our customers' products;
          o regional economic conditions, particularly in Asia where we derive a significant portion of our revenues;
          o    price volatility in the compound semiconductor industry;
          o    changes in product mix; and
          o    timing of customer orders.

          These factors may cause our operating results for future periods to be below the expectations of analysts and investors. This may cause a decline in the price of our common stock.

Our Joint Venture Partner, Who Has Control Of The Venture, May Make Decisions That We Do Not Agree With And That Adversely Affect Our Net Income.

          We do not have a majority interest in our joint venture with General Electric Lighting. A board of managers governs this joint venture with representatives from both the strategic partner and us. Many fundamental decisions must be approved by both parties to the joint venture, which means we will be unable to direct the operation and direction of this joint venture without the agreement of our joint venture partner. If we are unable to agree on important issues with the joint venture partner, the business of that joint venture may be delayed or interrupted, which may, in turn, materially and adversely affect our business, financial condition and results of operations.

          We have devoted and will be required to continue to devote significant funds and technologies to our joint venture to develop and enhance their products. In addition, our joint venture will require that some of our employees devote much of their time to joint venture projects. This will place a strain on our management, scientific, financial and sales employees. If our joint venture is unsuccessful in developing and marketing their products, our business, financial condition and results of operations may be materially and adversely affected.

          General Electric Lighting and EMCORE have agreed that our joint venture will be the sole vehicle for each party's participation in the solid state lighting market. General Electric Lighting and EMCORE have also agreed to several limitations during the life of the venture and thereafter relating how each of us can make use of the joint venture's technology. One consequence of these limitations is that in certain circumstances, such as a material default by us or certain sales of our interest in the joint venture, we would not be permitted to use the joint venture's technology to compete against General Electric Lighting in the solid state lighting market.


We Have A Significant Amount Of Investments In Marketable Securities.

          EMCORE accounts for its investment in marketable securities as available for sale securities in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses for these securities are excluded from earnings and reported as a separate component of shareholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. Fair values are determined by reference to market prices for securities as quoted based on publicly traded exchanges. In August 2001, EMCORE sold its minority ownership position in its joint venture with Uniroyal Technology Corporation (UTCI) in exchange for approximately 2.0 million shares of UTCI common stock. EMCORE's cost basis in the UTCI stock is $7.10 per share or approximately $14.0 million. At September 30, 2001, the fair market value of UTCI stock was $3.14 per share. Therefore, EMCORE had an unrealized loss of $7.8 million recorded as a component of comprehensive loss. The investment of UTCI common stock is subject to market risk of equity price changes. While EMCORE cannot predict or manage the future price for such stock, management continues to evaluate its investment position on an ongoing basis, which may result in the write down of the investment to an estimated realizable value and our results of operations could be materially and adversely affected.

Since A Large Percentage of Our Revenues Are From Foreign Sales, Certain Export Risks May Disproportionately Affect Our Revenues.

          Sales to customers located outside the United States accounted for approximately 47.7% of our revenues in fiscal 2001, 38.6% of our revenues in fiscal 2000 and 52.5% of our revenues in fiscal 1999. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenues. Because of this, the following export risks may disproportionately affect our revenues:

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


Our Operating Results Could Be Harmed If We Lose Access To Sole Or Limited Sources Of Materials Or Services.

          We currently obtain some components and services for our products from limited or single sources. We purchase these components and services on a purchase order basis, do not carry significant inventories of these components and do not have any long-term supply contracts with these vendors. Because we often do not account for a significant part of our vendors' business, we may not have access to sufficient capacity from these vendors in periods of high demand. If we were to change any of our limited or sole source vendors, we would be required to re-qualify each new vendor. Re-qualification could prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these vendors may negatively affect our production if the components vary in quality or quantity. If we are unable to obtain timely deliveries of sufficient components of acceptable quality or if the prices of components for which we do not have alternative sources increase, our business, financial condition and results of operations could be materially and adversely affected.

Our Products Are Difficult To Manufacture And Our Production Could Be Disrupted If We Are Unable To Avoid Manufacturing Difficulties

          We manufacture all of our wafers and devices in our manufacturing facilities. Minute impurities, difficulties in the production process, defects in the layering of the devices' constituent compounds, wafer breakage or other factors can cause a substantial percentage of wafers and devices to be rejected or numerous devices on each wafer to be non-functional. These factors can result in lower than expected production yields, which would delay product shipments and may materially and adversely affect our operating results. We have experienced difficulties in achieving planned yields in the past, particularly in pre-production and upon initial commencement of full production volumes, which have adversely affected our gross margins. Because the majority of our costs of manufacture are relatively fixed, the number of shippable devices per wafer for a given product is critical to our financial results. Therefore, it is critical for us to improve the number of shippable product per wafer and increase the production volume of wafers in order to maintain and improve our results of operations. Additionally, because we manufacture all of our products at our facilities in Somerset, New Jersey and Albuquerque, New Mexico, any interruption in manufacturing resulting from fire, natural disaster, equipment failures or otherwise would materially and adversely affect our business, financial condition and results of operations.


We Face Lengthy Sales And Qualifications Cycles For Our Products And, In Many Cases, Must Invest A Substantial Amount Of Time And Funds Before We Receive Orders.

          Sales of our TurboDisc systems primarily depend upon the decision of a prospective customer to increase its manufacturing capacity, which typically involves a significant capital commitment by the customer. Customers usually place orders with us between two to nine months, or longer, after our initial contact with them. We often experience delays in obtaining system sales orders while customers evaluate and receive internal approvals for the purchase of these systems. These delays may include the time necessary to plan, design or complete a new or expanded compound semiconductor fabrication facility. Due to these factors, we expend substantial funds and sales, marketing and management efforts to sell our compound semiconductor production systems. These expenditures and efforts may not result in sales.

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

          Our historical and future budgets for operating expenses, capital expenditures, operating leases and service contracts are based upon our assumptions as to the anticipated market acceptance of our products. Because of the lengthy lead time required for our product development and the changes in technology that typically occur during such period, it is difficult to estimate customer demand for a product accurately. If our products do not achieve expected customer demand, our business, financial condition and results of operation will be materially and adversely affected.


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

Protecting Our Trade Secrets And Obtaining Patent Protection Is Critical To Our Ability To Effectively Compete For Business.

          Our success and competitive position depend on protecting our trade secrets and other intellectual property. Our strategy is to rely both on trade secrets and patents to protect our manufacturing and sales processes and products. Reliance on trade secrets is only an effective business practice insofar as trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. We take certain measures to protect our trade secrets, including executing non-disclosure agreements with our employees, our joint venture partner, customers and suppliers. If parties breach these agreements or the measures we take are not properly implemented, we may not have an adequate remedy. Disclosure of our trade secrets or reverse engineering of our proprietary products, processes or devices could materially and adversely affect our business, financial condition and results of operations.

          This is no assurance that any patents will afford us commercially significant protection of our technologies or that we will have adequate resources to enforce our patents. We are actively pursuing patents on some of our recent inventions. In addition, the laws of certain other countries may not protect our intellectual property to the same extent as U.S. laws.


Our Failure To Obtain Or Maintain The Right To Use Certain Intellectual Property May Adversely Affect Our Financial Results.

          The compound semiconductor, optoelectronics, and fiberoptic communications industries are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time we have received and may receive in the future, notice of claims of infringement of other parties' proprietary rights and licensing offers to commercialize third party patent rights. Although we are not currently involved in any litigation relating to our intellectual property, there can be no assurance that:

          o infringement claims (or claims for indemnification resulting from infringement claims) will not be asserted against us or that such claims will not be successful;

          o future assertions will not result in an injunction against the sale of infringing products or otherwise significantly impair our business and results of operations; or

          o we will not be required to obtain licenses, the expense of which may adversely affect our results of operations and profitability.


Interruptions In Our Business And A Significant Loss Of Sales To Asia May Result If Our Primary Asian Distributor Fails To Effectively Market And Service Our Products.

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

          Certain members of our management, specifically Thomas J. Russell, Chairman of our Board, Reuben F. Richards, Jr., President, Chief Executive Officer and a director, and Robert Louis-Dreyfus, a director, are former members of Jesup & Lamont Merchant Partners, L.L.C. They collectively beneficially own more than 20% of our common stock. Accordingly, such persons will continue to hold sufficient voting power to control our business and affairs for the foreseeable future. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of our company, which could have a material adverse effect on our stock price.

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

          Our stock price has fluctuated widely in the last year and may fluctuate widely in the future. Since September 30, 2000, our stock price has been as high as $55.38 per share and as low as $7.67 per share. Volatility in the price of our common stock may be caused by other factors outside of our control and may be unrelated or disproportionate to our operating results.

The Markets In Which We Compete Are Highly Competitive. An Increase In Competition Would Limit Our Ability To Maintain And Increase Our Market Share.

          We face substantial competition from a number of companies, many of which have greater financial, marketing, manufacturing and technical resources. Larger competitors could spend more on research and development, which could give those competitors an advantage in meeting customer demand. We expect that existing and new competitors will improve the design of their existing products and will introduce new products with enhanced performance characteristics. The introduction of new products or more efficient production of existing products by our competitors could diminish our market share and gross margins.

Item 2.  Properties

          In June 2001, EMCORE completed its third phase of expansion at its Somerset, NJ manufacturing facility. EMCORE purchased its manufacturing building and leased an additional 47,000 square foot building located nearby. With the additional space, EMCORE's capital equipment division, which manufactures market leading MOCVD tools, has the capacity to triple the amount of production tools manufactured per year. The expansion of the Somerset, NJ manufacturing facility also significantly increased production capacity for EMCORE's existing photonics, RF materials and devices; and enables EMCORE to develop new product lines and meet the requirements of a rapidly expanding customer base. In fiscal 2000, EMCORE completed the first and second phase expansions of its RF materials division. The expansion added another 7,000 square feet of space, which increased the electronic material production capability for its InGaP HBT and pHEMT products by nearly 400%. The expansion accommodates the addition of up to ten new Enterprise Electronic Materials MOCVD production tools, engineered and manufactured by EMCORE. This brings the total number of materials-related production tools in operation at Somerset, NJ to twenty-four, whereby 500,000 four-inch wafers or 210,000 six-inch wafers can be produced annually. The facility expansion also more than doubles EMCORE's characterization capabilities to ensure the unrestricted flow of high quality epitaxial materials. The second-phase expansion also increased the manufacturing capacity of EMCORE's electronic device division. The electronic device division of EMCORE has been expanded to augment EMCORE's capability to produce both 850nm and 1310nm photodetectors for high-speed array transceivers.

          In January 2001, EMCORE announced the opening of its expanded facility located at its Sandia Technology Park site in Albuquerque, New Mexico. This recent expansion triples EMCORE's cleanroom manufacturing capacity. The new expanded facility adds an additional 36,000 square feet to the existing 50,000 square foot building, which houses EMCORE's solar cell, optical components and networking products. EMCORE believes the additional cleanroom capacity is critical in order to serve its growing customer base, and provides an opportunity for EMCORE to continually develop new product technologies for the growing global communication markets. The original 50,000 square foot facility was completed in October 1998. EMCORE's Solar Cell division manufactures advanced triple junction solar cells for satellite applications. EMCORE's Optical Device division provides the building blocks for high-speed telecom and data communications applications, including the Internet infrastructure, by designing and manufacturing reliable and efficient high-speed laser components such as VCSELs ) and VCSEL arrays.

          The following chart contains certain information regarding each of EMCORE's principal facilities. Each of these facilities contains office space, marketing and sales, and research and development space. EMCORE also leases office space in Santa Clara, California and Hsinchu, Taiwan.



    Location                         Function                       Sq. Feet        Terms


Somerset,          Headquarters                                      40,000      Lease Expires in 2005 (1)
  New Jersey
                   Manufacturing building for RF materials, MR       80,000        Owned by EMCORE
                     sensors, photodetectors and MOCVD
                     production systems
                                                                     47,000      Lease Expires in 2006 (1)
                   Storage facility

Albuquerque,       Manufacturing buildings for solar cells and       86,000        Owned by EMCORE
  New Mexico       VCSELs
                   Manufacturing building for VCSELs and             37,000      Leases Expire in 2002 (1)
                   array transceivers


(1) All leases have the option to be renewed by EMCORE, subject to inflation adjustments.

Item 3.  Legal Proceedings

          In March 2001, EMCORE recorded a net gain of $5.9 million related to the settlement of litigation. EMCORE is not aware of any pending or threatened litigation against it that could have a material adverse effect on its business, financial condition and results of operations.

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



Fiscal Year Ended September 30, 2000                                                                 high        low
                                                                                                     ----        ---
       First Quarter............................................................................    $19.6250     $6.0310
       Second Quarter...........................................................................    $86.5000    $15.3130
       Third Quarter ...........................................................................    $61.0000    $20.0000
       Fourth Quarter ..........................................................................    $62.5000    $28.5630

Fiscal Year Ended September 30, 2001
       First Quarter............................................................................    $55.3750    $28.2500
       Second Quarter...........................................................................    $52.5000    $20.0000
       Third Quarter ...........................................................................    $44.1300    $19.6000
       Fourth Quarter ..........................................................................    $30.6400     $7.6900

Fiscal Year Ended September 30, 2002
       First Quarter (through December 6, 2001).................................................    $17.0400     $7.6700



          The reported closing sale price of EMCORE's common stock on December 6, 2001 was $16.51 per share. As of December 6, 2001, EMCORE had approximately 6,500 shareholders of record.

          EMCORE has never declared or paid dividends on its common stock since its formation. EMCORE currently does not intend to pay dividends on its common stock in the foreseeable future so that it may reinvest its earnings in its business. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors.

          On May 7, 2001, EMCORE sold $175,000,000 aggregate principal amount of 5% convertible subordinated notes due 2006. The notes are initially convertible into 3,588,793 shares of our common stock at a per share price of $48.7629. The notes were sold to Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and First Union Securities, Inc. (the "Initial Purchasers") in a private placement pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") and, we understand, were subsequently resold to qualified institutional buyers in reliance on the exemption from registration provided by Rule 144A under the Act. The notes were sold to the Initial Purchasers at 97% of face value. EMCORE filed a registration statement on Form S-3 for the resale of the notes and the common stock into which the notes are convertible with the SEC on July 20, 2001.

Item 6.  Selected Financial Data

          The following selected consolidated financial data for the five most recent fiscal years ended September 30, 2001 of EMCORE is qualified by reference to and should be read in conjunction with the Financial Statements and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this document. The Statement of Operations data set forth below with respect to fiscal years 2001, 2000 and 1999 and the Balance Sheet data as of September 30, 2001 and 2000 are derived from EMCORE's audited financial statements included elsewhere in this document. The Statement of Operations data for fiscal years 1998 and 1997 and the Balance Sheet data as of September 30, 1999, 1998 and 1997 are derived from audited financial statements not included herein. All share amounts have been restated to reflect EMCORE's two-for-one (2:1) common stock split that was effective on September 18, 2000.

          On December 5, 1997, EMCORE acquired MicroOptical Devices, Inc. in a stock transaction accounted for under the purchase method of accounting for a purchase price of $32.8 million. In connection with this transaction, EMCORE recorded a non-recurring, non-cash charge of $19.5 million for acquired in-process research and development, which affects the comparability of EMCORE's operating results and financial condition.

          Effective October 1, 2000, EMCORE changed its revenue recognition policy to defer the portion of revenue related to installation and final acceptance until such installation and final acceptance are completed. This change was made in accordance with the implementation of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Previously, EMCORE had recognized 100 percent of revenue for products at such time as the product specifications had been met and the title and risks and rewards of ownership had transferred to the customer since EMCORE has historically completed such installation services successfully and since such services have required minimal costs to complete. The effect of this change is reported as the cumulative effect of a change in accounting principle in the year ended September 30, 2001. This net effect reflects the deferral as of October 1, 2000 of $3.6 million of revenue and accrued installation expense previously recognized. EMCORE recognized the revenue included in the cumulative effect adjustment during the year ended September 30, 2001.



(in thousands)                                                         As of September 30,
                                                           --------------------------------------------------------------
                                                               2001         2000          1999        1998         1997
Balance Sheet data                                         -----------  ----------  -----------  -----------   ----------


     Cash, cash equivalents and marketable
     securities...................................          $147,661     $101,745        $7,165     $4,518       $3,966
     Working capital (deficiency).................           201,213      111,587        20,690     (2,017)      12,156
     Total assets.................................           403,553      243,902        99,611     73,220       39,463
     Long-term liabilities........................           175,046        1,295         9,038     26,514        7,577
     Redeemable convertible preferred stock.......                 -            -        14,193          -            -
     Shareholders' equity.........................           197,127      199,322        61,623     19,580       21,831





(in thousands, except per share amounts)                             For the Fiscal Years Ended September 30,
                                                           --------------------------------------------------------------
                                                               2001         2000          1999        1998         1997
                                                           -----------  ----------  -----------  -----------   ----------
Statements of Operations data

     Revenue........................................       $184,614      $104,506      $58,341     $43,760      $47,752
     Cost of revenues...............................        114,509        61,301       33,158      24,676       30,094
                                                           -------------------------------------------------------------
           Gross profit.............................         70,105        43,205       25,183      19,084       17,658

     Operating expenses:
         Selling, general and administrative........         29,851        21,993       14,433      14,082        9,346
         Goodwill amortization......................          1,147         4,392        4,393       3,638            -
         Research and development:
              Recurring.............................         53,391        32,689       20,713      16,495        9,001
              One-time acquired in-process..........              -             -            -      19,516            -
                                                           -------------------------------------------------------------
                 Total operating expenses...........         84,389        59,074       39,539      53,731       18,347

     Operating loss.................................        (14,284)      (15,869)     (14,356)    (34,647)        (689)

          Stated interest (income) expense net......         (2,048)       (4,492)         866         973          520
          Imputed warrant interest expense..........              -           843        1,136         601        3,988
          Other income..............................        (15,920)            -           -            -            -
          Equity in net loss of unconsolidated
            affiliates..............................         12,326        13,265        4,997         198            -
                                                           -------------------------------------------------------------
                 Total other (income) expense.......         (5,642)        9,616        6,999       1,772        4,508
                                                           -------------------------------------------------------------

     Loss before income taxes, extraordinary
        item and cumulative effect of change in
        accounting principle........................         (8,642)      (25,485)     (21,355)    (36,419)      (5,197)

               Provision for income taxes...........              -             -            -           -          137
                                                           -------------------------------------------------------------
     Loss before extraordinary item and
        cumulative effect of change in accounting
        principle...................................         (8,642)      (25,485)     (21,355)    (36,419)      (5,334)

               Extraordinary item...................              -             -       (1,334)          -         (285)
               Cumulative effect of change in
               accounting principle.................         (3,646)            -            -           -            -

                                                           -------------------------------------------------------------
     Net loss.......................................       $(12,288)     $(25,485)    $(22,689)   $(36,419)     $(5,619)
                                                           =============================================================


     Per share data
      Weighted average shares used in
        calculating per share data..................         34,438        31,156       21,180      17,550        9,338
                                                           -------------------------------------------------------------

     Loss per basic and diluted share before
        extraordinary item and cumulative effect
        of change in accounting principle...........         $(0.25)       $(0.82)      $(1.03)     $(2.08)      $(0.57)
                                                           =============================================================

     Net loss per basic and diluted share...........         $(0.36)       $(0.82)      $(1.09)     $(2.08)      $(0.60)
                                                           =============================================================


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

          EMCORE offers a comprehensive portfolio of products and systems for the rapidly expanding broadband, wireless communications and solid state lighting markets. We have developed extensive materials science expertise and process technology to address our customers' needs. Customers can take advantage of our vertically integrated solutions approach by purchasing custom-designed wafers and devices from us, or by manufacturing their own devices in-house using one of our metal organic chemical vapor deposition (MOCVD) production systems configured to their specific needs. Our products and systems enable our customers to cost effectively introduce new and improved high performance products to the market faster in high volumes.

          The growth in our business is driven by the widespread deployment of fiber optic networks, introduction of new wireless networks and services, rapid build-out of satellite communication systems, increasing use of more power efficient lighting sources, increasing use of electronics in automobiles and emergence of advanced consumer electronic applications. Also, the growing demands for higher volumes of a broad range of higher performance devices has resulted in manufacturers increasingly outsourcing their needs for compound semiconductor wafers and devices. Our expertise in materials science and process technology provides us with a competitive advantage to manufacture compound semiconductor wafers and devices in high volumes. We have increased revenues at a compound annual growth rate (CAGR) of 62% over the three fiscal years ended September 30, 2001, from $43.8 million in fiscal 1998 to $184.6 million in fiscal 2001.

Wafers and Devices

          EMCORE offers a broad array of compound semiconductor wafers and devices, including optical components, such as VCSELs and photodetectors for use in high-speed data communications and telecommunications networks, radio frequency materials (RF materials) used in mobile communications products such as wireless modems and handsets, solar cells that power commercial and military satellites, high brightness light-emitting diodes (HB LEDs) for several lighting markets, and magneto resistive sensors (MR sensors) for various automotive applications.

          o Optical Components and Modules. Our family of VCSELs and VCSEL array transceiver and transponder products, as well as our photodiode array components, serve the rapidly growing high-speed data communications network markets, including the Gigabit Ethernet, FibreChannel, Infiniband, and Very Short Reach OC-192, the emerging Very Short Reach OC-768 and related markets. Our strategy is to manufacture high cost optical components and subassemblies in-house, using our proprietary technologies, to reduce the overall cost of our transceiver and transponder modules.

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


Customers

          Our customers include Agilent Technologies Ltd., Anadigics Inc., Boeing-Spectrolab, Corning, Inc., General Motors Corp., Hewlett Packard Co., Honeywell International Inc., Infineon Technologies AG, Loral Space & Communications Ltd., Lucent Technologies, Inc., LumiLeds Lighting, Motorola, Inc., Nortel Networks Corp., Siemens AG's Osram GmbH subsidiary, TriQuint Semiconductor, Inc. and more than a dozen of the largest electronics manufacturers in Japan.


Recent Developments and Highlights

          In October 2001, EMCORE announced the launch of a new 300 pin MSA (multi source agreement) compliant transponder module to provide very short reach interconnections over parallel fiber links at SONET OC-192 data rates. The new module provides a cost effective alternative to more costly, comparable serial interconnects. EMCORE will also bring to market a "Small Form Factor"
(SFF) version of the 300-pin VSR1 OC-192 Transponder.

          During the first quarter of fiscal 2002, EMCORE signed an agreement with LumiLeds Lighting, a joint venture between Agilent Technologies and Philips Lighting, for the supply of MOCVD (metal organic chemical vapor deposition) tools to be used in the production of high brightness gallium nitride (GaN) LEDs.

          In October 2001, EMCORE announced the assumption of direct sales and marketing responsibility for its 12 X 1.25Gbps fiber optic transmitter and receiver modules and its VSR OC-192 transponder module from JDS Uniphase. To enable EMCORE to directly market and sell its own branded products, JDS Uniphase and EMCORE agreed to amend their Joint Development, Manufacturing and Marketing Agreement. Under the terms of the amendment, JDS Uniphase will provide transition marketing and sales services to EMCORE. JDS Uniphase also will designate EMCORE the primary vendor of VCSEL products for JDS Uniphase's VCSEL-based optical products and will, subject to certain terms and conditions, enter into a supply agreement with EMCORE. This amendment will have the effect of changing the current JDS Uniphase-EMCORE relationship from a distributorship arrangement to a customer-vendor relationship. Both companies believe that the change will better achieve their respective economic objectives.

          In August 2001, EMCORE sold its minority ownership position in the UOE joint venture to Uniroyal Technology Corporation (UTCI) in exchange for approximately 2.0 million shares of UTCI common stock. The Company recorded a net gain on the disposition of its interest in UOE of approximately $10.0 million in its fourth quarter of fiscal year 2001. The gain was recorded as a component of other income and expense.

          In August 2001, EMCORE announced the commercial production of its new 15 Gbps parallel optical interconnect for high-speed data links, very short reach OC-192 optical links, and board-to-board and shelf-to-shelf high-speed interconnects for optical backplanes. This technology from EMCORE exemplifies the new age of optical interconnects for switches and routers for datacom and telecom equipment manufacturers.

          In July 2001, EMCORE announced the expansion of its optical device product offerings with its new 850 nm, 10 Gbps gallium arsenide (GaAs) photodetector to meet the ongoing challenges for speed, reliability and performance for multimode fiber optic applications. The new photodetector, introduced at the National Fiber Optic Engineers Conference in Baltimore, MD is available with EMCORE's recently introduced 10 Gbps oxide VCSEL. This combination enables the Company to provide a matched solution for transmit and receive functionality. By working in conjunction with its 10 Gbps VCSEL, the new device has been designed for high-speed applications over multimode fiber. EMCORE has developed the photodetector for Very Short Reach (VSR) applications, which include serial links, Local Area Networks (LANs) for Gigabit Ethernet and FibreChannel, Infiniband(SM) and OC-192.

          In May 2001, Blaze Network Products and Cognet MicroSystems, a division of Intel, selected EMCORE's Coarse Wavelength Division Multiplexing
(CWDM) VCSELs for high-speed data communications. With these VCSELs, Blaze plans to be the first to market with the smallest pluggable 10 Gbps transceiver in the industry. Cognet will use the short wavelength VCSELs for extending the reach of multimode fibers. Results of Operations

          Statement of Operations Data:

          The following table sets forth the condensed consolidated Statement of Operations data of EMCORE expressed as a percentage of total revenues for the fiscal years ended September 30, 2001, 2000 and 1999:

                                                          Fiscal Years Ended September 30,
                                                       --------------------------------------
                                                           2001         2000          1999
                                                       ----------    ----------    ----------
Revenues...............................................   100.0%       100.0%        100.0%
Cost of revenues.......................................    62.0%        58.7%         56.8%
                                                       --------------------------------------
     Gross profit......................................    38.0%        41.3%         43.2%

Operating expenses:
     Selling, general and administrative...............    16.2%        21.0%         24.7%
     Goodwill amortization.............................     0.6%         4.2%          7.5%
     Research and development..........................    28.9%        31.3%         35.5%
                                                       --------------------------------------
     Total operating expenses..........................    45.7%        56.5%         67.7%
                                                       --------------------------------------
     Operating loss....................................    (7.7%)      (15.2%)       (24.5%)

  Stated interest (income), expense net................    (1.1%)       (4.3%)         1.5%
  Imputed warrant interest expense.....................       -          0.8%          1.9%
  Other income.........................................    (8.6%)          -             -
  Equity in net loss of unconsolidated affiliates......     6.7%        12.7%          8.6%
                                                       --------------------------------------
          Total other (income) expense................     (3.0%)        9.2%         12.0%
                                                       --------------------------------------
Loss before extraordinary item and cumulative
effect of a change in accounting principle............     (4.7%)      (24.4%)       (36.6%)

     Extraordinary item...............................                      -         (2.3%)
     Cumulative effect of a change in
     accounting  principle............................     (2.0%)           -            -
                                                       --------------------------------------
Net loss..............................................     (6.7%)       (24.4%)      (38.9%)
                                                       ======================================

          EMCORE has generated a significant portion of its sales to customers outside the United States. In fiscal 2001, 2000 and 1999, international sales constituted 47.7%, 38.6% and 52.5%, respectively, of revenues. EMCORE anticipates that international sales will continue to account for a significant portion of revenues. Historically, EMCORE has received substantially all payments for products and services in U.S. dollars and thus does not anticipate that fluctuations in any currency will have a material effect on its financial condition or results of operations. The following chart contains a breakdown of EMCORE's worldwide revenues by geographic region.

                    For the fiscal years ended September 30,



---------------------------------------------------------------------------------------------------------
                                       2001                     2000                        1999
---------------------------------------------------------------------------------------------------------

(in thousands)             Revenue  % of revenue        Revenue  % of revenue       Revenue  % of revenue
                           -------  ------------        -------  ------------       -------  ------------
Region:
  North America            $96,551       52%           $64,174       62%           $27,698       48%
  Asia                      76,848       42%            34,656       33%            28,211       48%
  Europe                    11,215        6%             5,676        5%             2,432        4%
--------------------- ------------- ---------------- ----------- --------------- ----------- ------------
          TOTAL           $184,614      100%          $104,506      100%           $58,341      100%
                          ========      =====         ========      ====           =======      ====


          EMCORE has two  reportable  operating  segments:  the  systems-related business unit and the materials-related business unit. The systems-related business unit designs, develops and manufactures tools and manufacturing processes used to fabricate compound semiconductor wafer and devices. This business unit assists customers with device design, process development and optimal configuration of TurboDisc production systems. Revenues for the systems-related business unit consist of sales of EMCORE's TurboDisc production systems as well as spare parts and services related to these systems. The materials-related business unit designs, develops and manufactures compound semiconductor materials. Revenues for the materials-related business unit include sales of semiconductor wafers, devices, packaged devices, modules and process development technology. EMCORE's vertically-integrated product offering allows it to provide a complete compound semiconductor solution to its customers. The segments reported are the segments of EMCORE for which separate financial information is available and for which gross profit amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. EMCORE does not allocate assets or operating expenses to the individual operating segments. There are no intercompany sales transactions between the two operating segments.


Comparison of Fiscal Years Ended September 30, 2001 and 2000

          Revenues. EMCORE's revenues increased 76.7% or $80.1 million from $104.5 million for the fiscal year ended September 30, 2000 to $184.6 million for the fiscal year ended September 30, 2001. This increase in revenues was attributable to both systems- and materials-related product lines. Systems-related revenues increased 99.3% or $65.4 million from $65.8 million to $131.1 million. The number of MOCVD production systems shipped increased 89.4% from 47 in fiscal year 2000 to 89 in fiscal year 2001. Materials-related revenues increased 38.1% or $14.8 million from $38.7 million to $53.5 million. On an annual basis, sales of solar cells increased 10%, pHEMT and HBT epitaxial wafers increased 27% and VCSELs increased 302%, respectively, from the prior year. As a percentage of revenues, systems- and materials-related revenues accounted for 71.0% and 29.0%, respectively, for the fiscal year ended September 30, 2001 and 63.0% and 37.0%, respectively, for the fiscal year ended September 30, 2000. EMCORE expects the product mix between systems and materials to continue to approach 50% as other new products are introduced and production of commercial volumes of these materials commences. International sales accounted for 47.7% of revenues for the fiscal year ended September 30, 2001 and 38.6% of revenues for the fiscal year ended September 30, 2000. The dollar increase in domestic sales is a direct result of significant materials-related design wins at several large U.S. semiconductor and telecommunication companies.

          Effective October 1, 2000, EMCORE changed its revenue recognition policy to defer the portion of revenue related to installation and final acceptance until such installation and final acceptance are completed. This change was made in accordance with the implementation of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). Previously, EMCORE had recognized 100 percent of revenue for products upon shipment as the product specifications had been met and the title and risks and rewards of ownership had transferred to the customer since EMCORE has historically completed such installation services successfully and since such services have required minimal costs to complete. The effect of this change is reported as the cumulative effect of a change in accounting principle in the year ended September 30, 2001. This net effect reflects the deferral as of October 1, 2000 of $3.6 million of revenue and accrued installation expense previously recognized. EMCORE recognized the revenue included in the cumulative effect adjustment during the year ended September 30, 2001.

          Gross Profit. EMCORE's gross profit increased 62.3% or $26.9 million from $43.2 million for the fiscal year ended September 30, 2000 to $70.1 million for the fiscal year ended September 30, 2001. Gross profit earned on systems-related revenues increased 108.5% or $30.4 million from $28.0 million to $58.4 million. This increase is due primarily to the rise in production system sales, discussed above, as well as, improved manufacturing efficiencies. Component and service related revenues continue to increase as EMCORE's production system installed base now exceeds 400 MOCVD systems. Gross profit earned on materials-related revenues decreased 23.1% or $3.5 million from $15.2 million to $11.7 million. EMCORE has a significant amount of fixed expenses relating to capital equipment and manufacturing overhead in its new facilities. EMCORE experienced a reduction in materials-related revenues during the third and fourth quarters of fiscal year 2001, which caused these fixed expenses to be allocated across reduced production volumes, which adversely affected gross profit.

          Selling, General and Administrative. Selling, general and administrative expenses increased by 35.7% or $7.9 million from $22.0 million for the fiscal year ended September 30, 2000 to $29.9 million for the fiscal year ended September 30, 2001. A significant portion of the increase was due to increased commission payments as a result of higher sales as well as headcount increases in marketing and sales personnel to support domestic and foreign markets and new product lines. As a percentage of revenue, selling, general and administrative expenses decreased from 21.0% for the fiscal year ended September 30, 2000 to 16.2% for the fiscal year ended September 30, 2001.

          Goodwill Amortization. Goodwill of $13.2 million was recorded in connection with our acquisition of MODE in December 1997. EMCORE recognized $4.4 million of goodwill amortization for the fiscal year ended September 30, 2000, which reflected a full year of amortization. During the three months ended December 31, 2000, EMCORE amortized $0.7 million, the remaining portion of this goodwill. In January 2001, EMCORE purchased Analytical Solutions, Inc. and Training Solutions, Inc. and allocated approximately $3.1 million to goodwill, which is being amortized using the straight-line method over a period of five years, or $155,000 per quarter. As of September 30, 2001, EMCORE had approximately $2.7 million of net goodwill remaining. In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB.
Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, will cease upon adoption of this statement. EMCORE is planning to early adopt SFAS No. 142 in the first quarter of fiscal year 2002.

          Research and Development. Research and development expenses increased 63.3% or $20.7 million from $32.7 million in the fiscal year ended September 30, 2000 to $53.4 million in the fiscal year ended September 30, 2001. As a percentage of revenue, recurring research and development expenses decreased from 31.3% for the fiscal year ended September 30, 2000 to 28.9% for the fiscal year ended September 30, 2001. To maintain growth and to continue to pursue market leadership in materials science technology, management expects to continue to invest a significant amount of its resources in research and development. In fiscal year 2002, management expects research and development expenses to decrease approximately 25%, due to the deferral or elimination of certain non-critical projects.

          Interest Income/Expense. For the fiscal year ended September 30, 2001, net interest changed $2.4 million from net interest income of $4.5 million to net interest income of $2.0 million. The decrease in interest income is a result of additional interest expense being incurred from the 5% convertible subordinated notes due in 2006 coupled with lower interest rates on investments in marketable securities.

          Other income. In March 2001, a net gain of $5.9 million was recorded related to the settlement of litigation. In August 2001, EMCORE sold its minority ownership position in the Uniroyal joint venture to Uniroyal Technology Corporation (UTCI) and received approximately 2.0 million shares of UTCI common stock as consideration for this transaction. The net gain from the sale approximated $10.0 million.

          Equity in unconsolidated affiliates. Because EMCORE does not have a controlling economic and voting interest in its joint ventures, EMCORE accounts for these joint ventures under the equity method of accounting. For the fiscal year ended September 30, 2001, EMCORE incurred a net loss of $7.4 million related to the Uniroyal joint venture and a $4.9 million net loss related to the GELcore joint venture. For the fiscal year ended September 30, 2000, EMCORE incurred a net loss of $7.8 million related to the Uniroyal joint venture and a $5.4 million net loss related to the GELcore joint venture.

          Income Taxes. As a result of its losses, EMCORE did not incur any income tax expense in both fiscal years 2000 and 2001. As of September 30, 2001, the Company has net operating loss carryforwards for tax purposes of approximately $62.0 million that expire in the years 2003 through 2021. The Company believes that the consummation of certain equity transactions and a significant change in the ownership during fiscal years 1995, 1998 and 1999 have constituted a change in control under Section 382 of the Internal Revenue Code
(IRC). Due to the change in control, the Company's ability to use its federal net operating loss carryovers and federal research credit carryovers to offset future income and income taxes, respectively, are subject to annual limitations under IRC Sections 382 and 383.

Comparison of Fiscal Years Ended September 30, 2000 and 1999

          Revenues. EMCORE's revenues increased 79.1% or $46.2 million from $58.3 million for the fiscal year ended September 30, 1999 to $104.5 million for the fiscal year ended September 30, 2000. This increase in revenues was attributable to both systems- and materials-related product lines. Systems-related revenues increased 47.9% or $21.3 million from $44.5 million to $65.8 million. The number of MOCVD production systems shipped increased 51.6% from 31 in fiscal year 1999 to 47 in fiscal year 2000. Materials-related revenues increased 179.3% or $24.9 million from $13.9 million to $38.7 million. This revenue growth was primarily related to sales of solar cells and sales of pHEMT and HBT epitaxial wafers to wireless communication companies, which increased 1,760.6% and 802.0%, respectively, from the prior year. As a percentage of revenues, systems- and materials-related revenues accounted for 76.2% and 23.8%, respectively, for the fiscal year ended September 30, 1999 and 63.0% and 37.0%, respectively, for the fiscal year ended September 30, 2000. International sales accounted for 52.5% of revenues for the fiscal year ended September 30, 1999 and 38.6% of revenues for the fiscal year ended September 30, 2000.

          Gross Profit. EMCORE's gross profit increased 71.6% or $18.0 million from $25.2 million for the fiscal year ended September 30, 1999 to $43.2 million for the fiscal year ended September 30, 2000. Gross profit earned on systems-related revenues increased 56.0% or $10.0 million from $18.0 million to $28.0 million. This increase is due primarily to the rise in production system sales, discussed above, as well as, improved manufacturing efficiencies. Component and service related revenues continued to increase as EMCORE's production system installed base exceeded 300 MOCVD systems. Gross profit earned on materials-related revenues increased 110.2% or $8.0 million from $7.2 million to $15.2 million.

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

          Goodwill Amortization. Goodwill of $13.2 million was recorded in connection with our acquisition of MODE in December 1997. EMCORE recognized $4.4 million of goodwill amortization for the fiscal years ended September 30, 1999 and 2000, each reflecting a full year of amortization. As of September 30, 2000, EMCORE had approximately $0.7 million of net goodwill remaining, which was fully amortized by December 2000.

          Research and Development. Recurring research and development expenses increased 57.8% or $12.0 million from $20.7 million in the fiscal year ended September 30, 1999 to $32.7 million in the fiscal year ended September 30, 2000. As a percentage of revenue, recurring research and development expenses decreased from 35.5% for the fiscal year ended September 30, 1999 to 31.3% for the fiscal year ended September 30, 2000. During the quarter ended September 30, 2000, EMCORE incurred $7.0 million of additional research and development expenses in connection with EMCORE's array transceiver program, manufacturing process development and transponder development. In addition, EMCORE accelerated certain fiber optic and wireless programs to meet customer driven market windows.

          Interest Income/Expense. For the fiscal year ended September 30, 2000, net interest changed $5.4 million from net interest expense of $0.9 million to net interest income of $4.5 million. In March 2000, EMCORE completed the issuance of an additional 2.0 million common stock shares (adjusted for 2:1 stock split) through a public offering, which resulted in proceeds of $127.5 million, net of issuance costs. A portion of the proceeds was used to repay all outstanding bank loans, thereby reducing interest expense and generating interest income on the retained proceeds. Higher interest rates in fiscal year 2000 also contributed to increased interest income

          Imputed warrant interest expense, non-cash. In 1999, EMCORE's Chairman personally guaranteed EMCORE's bank facility and extended a line of credit to EMCORE. In recognition of these services during 2000, the Board of Directors granted a warrant for 600,000 shares (adjusted for the 2:1 stock split in September 2000) of common stock to the Chairman. The warrant was immediately exercisable at $6.47 per share. As the warrant related to past services, the fair value was charged as an expense in the Statement of Operations. EMCORE assigned a fair value of $689,000 to the warrants, which was based upon EMCORE's application of the Black-Scholes option-pricing model. The consequent expense was charged to imputed warrant interest expense, non-cash.

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

          Effective October 1, 2000, EMCORE changed its revenue recognition policy to defer the portion of revenue related to installation and final acceptance until such installation and final acceptance are completed. This change was made in accordance with the implementation of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). Previously, EMCORE had recognized 100 percent of revenue for products at such time as the product specifications had been met and the title and risks and rewards of ownership had transferred to the customer since EMCORE has historically completed such installation services successfully and since such services have required minimal costs to complete. The effect of this change is reported as the cumulative effect of a change in accounting principle in the year ended September 30, 2001. This net effect reflects the deferral as of October 1, 2000 of $3.6 million of revenue and accrued installation expense previously recognized. EMCORE recognized the $3.6 million in revenue included in the cumulative effect adjustment during the year ended September 30, 2001. The quarters ended December 31, 2000, March 31, 2001 and June 30, 2001 have been restated to reflect the adoption of SAB 101.

          EMCORE has experienced and expects to continue to experience significant fluctuations in quarterly results. Factors which have had an influence on and may continue to influence EMCORE's operating results in a particular quarter include, but are not limited to, the timing of receipt of orders, cancellations, rescheduling or delay in product shipment or supply deliveries, product mix, competitive pricing pressures, EMCORE's ability to design, manufacture and ship products on a cost effective and timely basis, including the ability of EMCORE to achieve and maintain acceptable production yields for wafers and devices, regional economic conditions and the announcement and introduction of new products by EMCORE and by its competitors. The timing of sales of EMCORE's TurboDisc production systems may cause substantial fluctuations in quarterly operating results due to the substantially higher per unit price of these products relative to EMCORE's other products. If the compound semiconductor industry experiences downturns or slowdowns, EMCORE's business, financial condition and results of operations may be materially and adversely affected.

----------------------------------------------------------------------------------------------------------------------------
(in thousands)                        Dec. 31,   Mar. 31,   Jun. 30,   Sept. 30,  Dec. 31,   Mar. 31,   June 30,   Sept. 30,
                                        1999       2000       2000        2000      2000       2001       2001       2001
                                      --------------------------------------------------------------------------------------
Revenues...........................   $16,501    $23,925    $30,023    $34,057    $39,090    $44,825   $52,652    $48,047
Cost of revenues...................     9,778     13,989     17,537     19,997     23,352     28,049    30,626     32,482
                                      -------    -------    -------    -------    -------    -------   -------    -------
     Gross profit..................     6,723      9,936     12,486     14,060     15,738     16,776    22,026     15,565
Operating expenses:
     Selling, general &
        administrative.............     4,724      5,271      5,919      6,079      6,983      7,552     7,096      8,220
     Goodwill amortization.........     1,098      1,098      1,098      1,098        734        103       155        155
     Research & development........     4,708      4,662      5,984     17,335     13,179     11,998    13,889     14,325
                                      -------    -------    -------    -------    -------    -------   -------    -------
Total operating expenses...........    10,530     11,031     13,001     24,512     20,896     19,653    21,140     22,700
                                      -------    -------    -------    -------    -------    -------   -------    -------
     Operating income (loss).......    (3,807)    (1,095)      (515)   (10,452)    (5,158)    (2,877)      886     (7,135)

Stated interest expense/(income),
   net.............................       (78)      (615)    (1,951)    (1,848)    (1,492)      (794)      (68)       306
Imputed warrant interest expense,
   non-cash........................       163        680          -          -          -          -         -          -
Other income.......................         -          -          -          -          -     (5,890)        -    (10,030)
Equity in net loss of
   unconsolidated affiliates.......     2,766      3,047      2,896      4,556      4,132      3,668     2,725      1,801
                                      -------    -------    -------    -------    -------    -------   -------    -------
Total other expenses/(income)......     2,851      3,112        945      2,708      2,640     (3,016)    2,657     (7,923)
                                      -------    -------    -------    -------    -------    -------   -------    -------
     Income (loss) before
        cumulative effect of
        a change in accounting
        principle..................    (6,658)    (4,207)    (1,460)   (13,160)    (7,798)       139    (1,771)       788
Cumulative effect of a change in
   accounting principle............       ---        ---        ---        ---     (3,646)       ---       ---        ---
                                      -------    -------    -------    -------    -------    -------   -------    -------
     Net incomem (loss)............   $(6,658)   $(4,207)   $(1,460)  $(13,160)  $(11,444)      $139   $(1,771)      $788
                                      =======    =======    =======    =======    =======    =======   =======    =======

----------------------------------------------------------------------------------------------------------------------------
(in thousands)                        Dec. 31,   Mar. 31,   Jun. 30,   Sept. 30,  Dec. 31,   Mar. 31,   June 30,   Sept. 30,
                                        1999       2000       2000        2000      2000       2001       2001       2001
                                      --------------------------------------------------------------------------------------
Revenues...........................    100.0%    100.0%     100.0%       100.0%     100.0%     100.0%    100.0%     100.0%
Cost of revenues...................     59.3      58.5       58.4         58.7       59.7       62.6      58.2       67.6
                                      -------    -------    -------    -------    -------    -------   -------    -------
     Gross profit..................     40.7      41.5       41.6         41.3       40.3       37.4      41.8       32.4
Operating expenses:
  Selling, general &
     administrative................     28.6      22.0       19.7         17.8       17.9       16.8      13.5       17.1
  Goodwill amortization............      6.7       4.6        3.7          3.2        1.9        0.2       0.3        0.3
  Research & development...........     28.5      19.5       19.9         50.9       33.7       26.8      26.4       29.8
                                      -------    -------    -------    -------    -------    -------   -------    -------
Total operating expenses...........     63.8      46.1       43.3         72.0       53.5       43.8      40.2       47.2
                                      -------    -------    -------    -------    -------    -------   -------    -------
     Operating income (loss).......    (23.1)     (4.6)      (1.7)       (30.7)     (13.2)      (6.4)      1.7      (14.9)

Stated interest expense/(income),
   net.............................     (0.5)     (2.6)      (6.5)        (5.4)      (3.8)      (1.8)     (0.2)       0.6
Imputed warrant interest expense,
   non-cash........................      1.0       2.8          -            -          -          -         -          -
Other income.......................        -         -          -            -          -      (13.1)        -      (20.9)
Equity in net loss of
   unconsolidated affiliates.......     16.8      12.7        9.6         13.4       10.6        8.2       5.2        3.7
                                      -------    -------    -------    -------    -------    -------   -------    -------
Total other expenses/(income)......     17.3      13.0        3.1          8.0        6.8       (6.7)      5.0      (16.5)
                                      -------    -------    -------    -------    -------    -------   -------    -------
     Income (loss) before
        cumulative effect of a
        change in accounting
        principle..................    (40.3)    (17.6)      (4.9)       (38.6)     (19.9)       0.3      (3.4)       1.6
Cumulative effect of a change in
   accounting principle                    -         -          -            -       (9.3)         -         -          -
                                      -------    -------    -------    -------    -------    -------   -------    -------
     Net income (loss).............    (40.3)%   (17.6)%     (4.9)%      (38.6)%    (29.3)%      0.3%     (3.4)%      1.6%
                                      =======    =======    =======    =======    =======    =======   =======    =======

Liquidity and Capital Resources

          EMCORE has funded operations to date through sales of equity, bank borrowings, subordinated debt and revenues from product sales. In May 2001, EMCORE issued $175.0 million of 5% convertible subordinated notes due in May 2006. In March 2000, EMCORE completed an additional public offering and raised approximately $127.5 million, net of issuance costs. In June 1999, EMCORE completed a secondary public offering and raised approximately $52.0 million, net of issuance costs. As of September 30, 2001, EMCORE had working capital of approximately $201.2 million, including $147.7 million in cash, cash equivalents and marketable securities.

          Cash used for operating activities approximated $52.5 million during the year ended September 30, 2001, as a result of increases in accounts receivable, inventory and other current assets coupled with a decrease in advanced billings and EMCORE's net loss. The increase in accounts receivable and inventories was within expectations of the 77% increase in revenues from the prior year. For the year September 30, 2001, net cash used for investment activities amounted to approximately $117.0 million. EMCORE's capital expenditures totaled $89.3 million, which was used primarily for capacity expansion at both New Jersey and New Mexico's manufacturing facilities. Completed in January 2001, EMCORE tripled its cleanroom manufacturing capacity in New Mexico by adding on an additional 36,000 square feet to the existing 50,000 square foot building which houses EMCORE's solar cell, optical components and networking products. Capital spending in fiscal year 2001 also included the purchase of and continued upgrades to manufacturing facilities, continued investment in analytical and diagnostic research and development equipment, upgrading and purchasing computer equipment and the manufacture of TurboDisc MOCVD production systems used internally for production of materials-related products. EMCORE's planned capital expenditures are expected to total approximately $24.0 million during fiscal year 2002. EMCORE's net investment in marketable securities increased by $19.7 million during the year September 30, 2001. Net cash provided by financing activities for the year September 30, 2001 amounted to approximately $190.2 million. In May 2001, EMCORE completed the private placement of $175.0 million aggregate principal amount of 5% convertible subordinated notes due 2006. The notes are convertible into EMCORE common stock at a conversion price of $48.76 per share. The proceeds of the offering are being used for general corporate purposes, including capital expenditures, working capital, funding its joint venture and for research and development. In addition, EMCORE may use a portion of the proceeds of the offering to strategically acquire or invest in complementary businesses, products or technology, either directly or through its joint venture.

          In March 2001, EMCORE entered into an Amended and Restated Revolving Loan and Security Agreement with First Union National Bank. This credit facility provides for revolving loans in an amount up to $20.0 million outstanding at any one time, depending on EMCORE's borrowing base. These loans bear interest payable monthly in arrears at a rate equal to the lesser of the prime rate or LIBOR plus a margin of 1.50%. The credit facility matures on January 31, 2003. The loans under the credit facility are secured by a security interest in substantially all of our personal property. There were no borrowings under this facility and the Company was in compliance with all covenants at September 30, 2001.

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


Recent Accounting Pronouncements

          In June 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets, arising from these business combinations, will remain on the balance sheet and will not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.

          In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, will cease upon adoption of this statement. During fiscal year 2001, EMCORE recognized $1.1 million in goodwill amortization. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". EMCORE is required to implement SFAS No. 142 in fiscal year 2003. EMCORE is planning to early adopt SFAS No. 142 in the first quarter of fiscal year 2002.

          In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. EMCORE is required to implement SFAS No. 143 in fiscal year 2003. EMCORE is currently evaluating the impact that the adoption of SFAS No. 143 will have on its results of operations and financial position.

          In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121 and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. EMCORE is required to implement SFAS No. 144 in fiscal year 2003. EMCORE is currently evaluating the impact that the adoption of SFAS No. 144 will have on its results of operations and financial position, if any.



Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

          In May 2001, EMCORE completed the issuance of $175.0 million aggregate principal amount of 5.0% convertible subordinated notes due in May 2006. The notes are convertible into EMCORE common stock at a conversion price of $48.76 per share. Although the fair market value of these fixed rate notes is subject to interest rate risk, an immediate 10% change in interest rates would not have a material impact on our future operating results or cash flows.

          EMCORE accounts for its investment in marketable securities as available for sale securities in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses for these securities are excluded from earnings and reported as a separate component of shareholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. Fair values are determined by reference to market prices for securities as quoted based on publicly traded exchanges. At September 30, 2001, the Company's available for sale marketable securities were comprised of both debt and equity securities. The fair value of the debt securities approximated cost. At September 30, 2001, the Company's debt securities were comprised of $24.2 million of corporate debt securities, $34.5 million of municipal bonds and $11.1 million of asset-backed securities. The contractual maturities for all available for sale debt securities will occur during fiscal 2002. In August 2001, EMCORE sold its minority ownership position in its joint venture with Uniroyal Technology Corporation (UTCI) in exchange for approximately 2.0 million shares of UTCI common stock. EMCORE's cost basis in the UTCI stock is $7.10 per share or approximately $14.0 million. At September 30, 2001, the fair market value of UTCI stock was $3.14 per share. Therefore, EMCORE had an unrealized loss of $7.8 million recorded as a component of comprehensive loss. The investment of UTCI common stock is subject to market risk of equity price changes. While EMCORE cannot predict or manage the future price for such stock, management continues to evaluate its investment position on an ongoing basis, which may result in the write down of the investment to an estimated realizable value and our results of operations could be materially and adversely affected.

          Although EMCORE occasionally enters into transactions denominated in foreign currencies, the total amount of such transactions is not material. Accordingly, fluctuations in foreign currency values would not have a material adverse effect on our financial condition or results of operations.

Item 8.  Financial Statements and Supplementary Data

                               EMCORE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended September 30, 2001, 2000 and 1999
                      (in thousands, except per share data)

                                                               2001                 2000                 1999
                                                         -----------------    -----------------    -----------------
Revenues:
   Systems-related.....................................       $131,141              $65,788              $44,477
   Materials-related...................................         53,473               38,718               13,864
                                                         -----------------    -----------------    -----------------
          Total revenues...............................        184,614              104,506               58,341

Cost of revenues:
   Systems-related.....................................         72,725               37,775               26,522
   Materials-related...................................         41,784               23,526                6,636
                                                         -----------------    -----------------    -----------------
          Total cost of revenues.......................        114,509               61,301               33,158
                                                         -----------------    -----------------    -----------------
               Gross profit............................         70,105               43,205               25,183

Operating expenses:
   Selling, general and administrative.................         29,851               21,993               14,433
   Goodwill amortization...............................          1,147                4,392                4,393
   Research and development............................         53,391               32,689               20,713
                                                         -----------------    -----------------    -----------------
          Total operating expenses.....................         84,389               59,074               39,539
                                                         -----------------    -----------------    -----------------
               Operating loss..........................        (14,284)             (15,869)             (14,356)

Other (income) expense:
   Interest income.....................................         (5,288)              (4,834)                (751)
   Interest expense....................................          3,240                  342                1,617
   Imputed warrant interest expense, non-cash..........              -                  843                1,136
   Other income........................................        (15,920)                   -                    -
   Equity in net loss of unconsolidated affiliates.....         12,326               13,265                4,997
                                                         -----------------    -----------------    -----------------
          Total other (income) expenses................         (5,642)               9,616                6,999

               Loss before extraordinary item and
                  cumulative effect of a change
                  in accounting principle..............         (8,642)             (25,485)             (21,355)

  Extraordinary item - loss on early
     extinguishment of debt..............................            -                    -               (1,334)

  Cumulative effect of a change in accounting
     principle...........................................       (3,646)                   -                    -
                                                         -----------------    -----------------    -----------------

               Net loss..................................     $(12,288)            $(25,485)            $(22,689)
                                                         =================    =================    =================


Per share data:
Weighted average basic and diluted shares
   outstanding used in per share data calculations.......       34,438               31,156               21,180
                                                         -----------------    -----------------    -----------------

Loss per basic and diluted share before
   extraordinary item and cumulative effect of a change
   in accounting principle...............................      $(0.25)              $(0.82)              $(1.03)
                                                         =================    =================    =================

Net loss per basic and diluted share.....................      $(0.36)              $(0.82)              $(1.09)
                                                         =================    =================    =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               EMCORE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        As of September 30, 2001 and 2000
                        (in thousands, except share data)

                                           ASSETS                                                  2001          2000
Current assets:
  Cash and cash equivalents...............................................................           $71,239      $50,849
  Marketable securities...................................................................            76,422       50,896
  Accounts receivable, net of allowance for doubtful accounts of
     $1,139 and $1,065 at September 30, 2001 and 2000, respectively.......................            30,918       18,240
  Accounts receivable - related parties...................................................             2,161        2,334
  Inventories, net........................................................................            47,382       30,724
  Prepaid expenses and other current assets...............................................             4,471        1,829
                                                                                             -----------------------------
       Total current assets...............................................................           232,593      154,872
Property, plant and equipment, net........................................................           143,223       69,701
Goodwill, net.............................................................................             2,687          734
Investments in unconsolidated affiliates..................................................             9,228       17,015
Other assets, net.........................................................................            15,822        1,580
                                                                                             -----------------------------

       Total assets.......................................................................          $403,553     $243,902
                                                                                             =============================

                            LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................           $14,075      $16,512
  Accrued expenses........................................................................            13,533        6,083
  Advanced billings.......................................................................             3,715       20,278
  Capitalized lease obligation - current..................................................                57           72
  Other current liabilities...............................................................                 -          340
                                                                                             -----------------------------

       Total current liabilities..........................................................            31,380       43,285
Convertible subordinated notes............................................................           175,000            -
Capitalized lease obligation, net of current portion......................................                46           75
Other liabilities.........................................................................                 -        1,220
                                                                                             -----------------------------

       Total liabilities..................................................................           206,426       44,580
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.0001 par, 5,882,352 shares authorized, no shares outstanding.......                 -            -
   Common stock, no par value, 100,000,000 shares authorized, 35,617,303 shares issued and
    35,597,475 outstanding at September 30, 2001; 33,974,698 shares issued and 33,971,562
    outstanding at September 30, 2000.....................................................           327,559      314,780
   Accumulated deficit....................................................................          (121,152)    (108,864)
   Comprehensive income (loss)............................................................            (8,314)           5
   Shareholders' notes receivable.........................................................               (34)      (6,360)
   Treasury stock, at cost; 19,828 shares at September 30, 2001; 3,136 shares at
      September 30, 2000..................................................................              (932)        (239)
                                                                                             -----------------------------

       Total shareholders' equity.........................................................           197,127      199,322
                                                                                             -----------------------------
       Total liabilities and shareholders' equity.........................................          $403,553     $243,902
                                                                                             =============================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               EMCORE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended September 30, 2001, 2000 and 1999

(in thousands)                                   Common Stock
                                              ------------------
                                                                               Comprehensive  Shareholders'                Total
                                                                  Accumulated     Income          Notes      Treasury  Shareholders'
                                              Shares     Amount     Deficit       (Loss)       Receivable     Stock       Equity
                                              -------- ---------- ------------ -------------- -------------- -------- --------------
     Balance at September 30, 1998............ 18,752    $87,443    $(60,196)             -       $(7,667)        -         $19,580

Net loss......................................                       (22,689)                                               (22,689)
                                                                                                                      --------------

     Comprehensive loss.......................                                                                              (22,689)

Preferred stock dividends.....................                          (319)                                                  (319)

Accretion of redeemable preferred stock to
   redemption value...........................                           (52)                                                   (52)

Issuance of common stock purchase
   warrants...................................             2,596                                                              2,596

Issuance of common stock, net of issuance cost
   of $5,000..................................  6,000     52,000                                                             52,000

Stock option exercise.........................    220        376                                                                376

Stock purchase warrant exercise...............    643      2,450                                                              2,450

Conversion of convertible preferred stock into
   common stock...............................  1,040      7,125                                                              7,125

Redemptions of shareholders' notes
   receivable.................................                                                        120                       120

Compensatory stock issuance...................     53        436                                                                436
                                              -------- ---------- ------------ -------------- -------------- -------- --------------

     Balance at September 30, 1999............ 26,708    152,426     (83,256)             -        (7,547)        -          61,623

Net loss......................................                       (25,485)                                               (25,485)

Unrealized gain on marketable securities......                                            5                                       5
                                                                                                                      --------------

     Comprehensive loss.......................                                                                              (25,480)

Preferred stock dividends.....................                           (83)                                                   (83)

Accretion of redeemable preferred stock to
   redemption value...........................                           (40)                                                   (40)

Issuance of common stock purchase warrants....               689                                                                689

Issuance of common stock, net of issuance cost
   of $8,500..................................  2,000    127,500                                                            127,500

Stock option exercise.........................    506      2,197                                                              2,197

Stock purchase warrant exercise...............  1,996     10,874                                                             10,874

Conversion of convertible preferred stock into
   common stock...............................  2,060     14,193                                                             14,193

Compensatory stock issuances..................     23      1,401                                                              1,401

Conversion of subordinated notes into common
   stock......................................    682      5,500                                                              5,500

Treasury stock................................     (3)                                                         (239)           (239)

Redemptions of shareholders' notes
   receivable.................................                                                      1,187                     1,187
                                              -------- ---------- ------------ -------------- -------------- -------- --------------

     Balance at September 30, 2000............ 33,972    314,780    (108,864)             5        (6,360)     (239)        199,322

Net loss......................................                       (12,288)                                               (12,288)

Unrealized loss on marketable securities......                                       (8,085)                                 (8,085)

Translation adjustment........................                                         (234)                                   (234)
                                                                                                                      --------------

     Comprehensive loss.......................                                                                              (20,607)

Issuance of common stock in connection with
   acquisitions...............................     41      1,840                                                              1,840

Stock option exercise.........................    438      3,247                                                              3,247

Stock purchase warrant exercise...............  1,111      5,508                                                              5,508

Compensatory stock issuances..................     34      1,507                                                              1,507

Issuance of common stock - Employee Stock
   Purchase Plan..............................     17        677                                                                677

Treasury stock................................    (16)                                                         (693)           (693)

Redemptions of shareholders' notes receivable.                                                      6,326                     6,326

                                              -------- ---------- ------------ -------------- -------------- -------- --------------

     Balance at September 30, 2001............ 35,597   $327,559  $(121,152)        $(8,314)         $(34)    $(932)       $197,127
                                              ======== ========== ============ ============== ============== ======== ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               EMCORE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended September 30, 2001, 2000 and 1999
                                 (in thousands)

                                                                 2001             2000            1999
                                                             -------------    -------------   -------------
Cash flows from operating activities:
Net loss..................................................      $(12,288)        $(25,485)       $(22,689)
Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities:
        Cumulative effect of a change in accounting
           principle......................................         3,646                -               -
        Depreciation and amortization.....................        17,419           14,955          11,575
        Provision for doubtful accounts...................           370              780             390
        Gain on sale of unconsolidated affiliate..........       (10,000)               -               -
        Deferred gain on sales to unconsolidated
           affiliate......................................        (1,560)             301           1,259
        Non-cash charges on warrant issuances.............             -              843           1,136
        Extraordinary loss on early extinguishment of
           debt...........................................             -                -           1,334
        Equity in net loss of unconsolidated
           affiliates.....................................        12,326           13,265           4,997
        Compensatory stock issuance.......................           858              566             436
Change in assets and liabilities:
        Accounts receivable - trade.......................       (13,952)          (7,597)         (4,375)
        Accounts receivable - related parties.............           174              146          (1,980)
        Inventories.......................................       (16,966)         (16,734)         (1,545)
        Prepaid expenses and other current assets.........        (2,631)          (1,440)           (140)
        Other assets......................................       (14,336)            (983)            (69)
        Accounts payable..................................        (2,475)          11,153          (6,664)
        Accrued expenses..................................         7,087            1,910             (24)
        Advanced billings.................................       (20,211)          15,928           1,170
        Other.............................................          (234)               -             (52)
                                                             -------------    -------------   -------------

Total adjustments.........................................       (43,485)          33,093           7,448
                                                             -------------    -------------   -------------

Net cash and cash equivalents (used for) provided by
   operating activities...................................       (52,773)           7,608         (15,241)

Cash flows from investing activities:
     Purchase of property, plant, and
        equipment.........................................       (89,324)         (33,755)        (17,110)
     Cash purchase of business, net of cash
        acquired..........................................        (1,707)               -               -
     Investments in marketable securities, net............       (19,654)         (50,896)              -
     Investments in unconsolidated affiliates.............        (6,302)         (19,949)        (14,203)
   Payments of restricted cash............................             -                -              62
                                                             -------------    -------------   -------------
Net cash and cash equivalents used for investing
    activities............................................      (116,987)        (104,600)        (31,251)

Cash flows from financing activities:
     Proceeds from convertible subordinated notes.........       175,000                -               -
     Proceeds from public stock offering, net of issuance
        cost of $8,500....................................             -          127,500               -
     Proceeds from preferred stock offering, net of
        issuance cost of $500.............................             -                -          21,200
     Proceeds from public stock offering, net of issuance
        cost of $5,000....................................             -                -          52,000
     Proceeds under convertible subordinated
        debenture.........................................             -                -           7,800
     Payments under bank loans............................             -                -         (17,950)
     Payments under notes payable - related party.........             -                -          (7,000)
     Payments on demand note facility and subordinated
        debt..............................................             -                -          (8,563)
     Proceeds from exercise of stock purchase
        warrants..........................................         5,509           10,874           2,164
     Proceeds from exercise of stock options..............         3,248            2,197             376
     Payments on capital lease obligations................           (44)            (715)           (573)
     Purchase of treasury stock...........................             -             (239)              -
     Dividends paid on preferred stock....................             -             (133)           (253)
     Proceeds from employee stock purchase plan...........           677                -               -
     Proceeds from shareholders' notes
        receivable........................................         5,760            1,192               -
                                                             -------------    -------------   -------------

Net cash and cash equivalents provided by financing
    activities............................................       190,150          140,676          49,201
                                                             -------------    -------------   -------------

Net increase in cash and cash equivalents.................        20,390           43,684           2,709

Cash and cash equivalents, beginning of
    year..................................................        50,849            7,165           4,456
                                                             -------------    -------------   -------------

Cash and cash equivalents, end of
    year..................................................       $71,239          $50,849          $7,165
                                                             =============    =============   =============

                               EMCORE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
              For the years ended September 30, 2001, 2000 and 1999
                                 (in thousands)

                                                                 2001             2000            1999
                                                             -------------    -------------   -------------
Supplemental disclosures of cash flow information:
     Cash paid for interest................................        $29             $351          $1,739

Non-cash Investing and Financing Activities:
    Treasury stock received for redemption of shareholders'
       notes receivable....................................       $693             $239               -

    Issuance of non-qualified stock options to equity
       investee............................................       $649             $835               -

    Proceeds from sale of joint venture in form of
       marketable securities...............................   ($13,958)               -               -

    Common stock issued on the exercise of warrants in
       exchange for subordinated notes.....................          -           $7,800               -

    Conversion of mandatorily redeemable convertible
       preferred stock to common stock.....................          -          $14,420          $7,280


Reference is made to Note 9 - Debt Facilities - for disclosure relating to certain non-cash warrant issuance. Reference is made to Note 12 - Shareholders' Equity - for disclosure relating to certain non-cash equity transactions.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

EMCORE Corporation
Notes to Consolidated Financial Statements

As of September 30, 2001 and 2000 and
for the years ended September 30, 2001, 2000 and 1999


NOTE 1.  Description of Business

EMCORE Corporation (the "Company"), a New Jersey Corporation, designs, develops and manufactures compound semiconductor materials and is a leading developer and manufacturer of the tools and manufacturing processes used to fabricate compound semiconductor wafers, devices and modules. EMCORE's products and technology enable its customers, both in the United States and internationally, to manufacture commercial volumes of high-performance electronic devices using compound semiconductors. EMCORE offers a versatile portfolio of compound semiconductor products for the rapidly expanding broadband and wireless communications and solid-state lighting markets. The Company's integrated solutions philosophy embodies state of the art technology, material science expertise and a shared vision of our customer's goals and objectives to be leaders and pioneers in the rapidly growing world of compound semiconductors. EMCORE's solutions include: optical components for high speed data and telecommunications; solar cells for global satellite communications; electronic materials for high bandwidth communications systems, such as Internet access and wireless telephones; MOCVD tools for the growth of GaAs, AlGaAs, InP, InGaP, InGaAlP, InGaAsP, GaN, InGaN, AlGaN, and SiC epitaxial materials used in numerous applications, including data and telecommunications modules, cellular telephones, solar cells and high brightness LEDs.


NOTE 2.  Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The equity method of accounting is used for unconsolidated affiliates where the Company exercises significant influence, generally when ownership is at least 20% and not more than 50%. All intercompany accounts and transactions are eliminated upon consolidation. Prior period balances have been reclassified to conform to the current period financial statement presentation.

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities. The Company accounts for its investment in marketable securities as available for sale securities in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses for these securities are excluded from earnings and reported as a separate component of shareholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. Fair values are determined by reference to market prices for securities as quoted based on publicly traded exchanges. At September 30, 2001, the Company's available for sale marketable securities were comprised of both debt and equity securities. The fair value of the debt securities approximated cost. At September 30, 2001, the Company's debt securities were comprised of $24.2 million of corporate debt securities, $34.5 million of municipal bonds and $11.1 million of asset-backed securities. The contractual maturities for all available for sale debt securities will occur during fiscal 2002. The Company recorded $113,000 of net realized gains on sales of available-for-sale debt securities during fiscal 2001. In August 2001, EMCORE sold its minority ownership position in its joint venture with Uniroyal Technology Corporation (UTCI) in exchange for approximately 2.0 million shares of UTCI common stock. EMCORE's cost basis in the UTCI stock is $7.10 per share or approximately $14.0 million. At September 30, 2001, the fair market value of UTCI stock was $3.14 per share. Therefore, EMCORE had an unrealized loss of $7.8 million recorded as a component of comprehensive loss. The investment of UTCI common stock is subject to market risk of equity price changes. While EMCORE cannot predict or manage the future price for such stock, management continues to evaluate its investment position on an ongoing basis, which may result in the write down of the investment to an estimated realizable value and our results of operations could be materially and adversely affected.

Fair Value of Financial Instruments. The Company estimates the fair value of its financial instruments based upon discounted cash flow analyses using the Company's incremental borrowing rate on similar instruments as the discount rate. As of September 30, 2001 and 2000, the carrying values of the Company's cash, cash equivalents, marketable securities, accounts receivables and accounts payable as reflected on the Company's accompanying balance sheet approximates fair value.

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

Other Assets. Included in other assets are various deferred costs and Company loans. The deferred costs are primarily related to $6.2 million of financing costs associated with the May 2001 issuance of $175.0 million convertible subordinated notes due in 2006. These financing costs are being amortized on a straight-line basis over the five-year life of the notes. Total capitalized financing costs, net of fiscal 2001 amortization of $516,000, was $5.7 million at September 30, 2001. Deferred costs also include costs related to obtaining product patents that enhance and maintain the Company's intellectual property position. These patent costs totaling $1.3 million, net of amortization, are being amortized on a straight-line basis over five years or the remaining life of the patent, whichever is less. Total patent amortization expense amounted to approximately $346,000, $219,000 and $143,000 for the years ended September 30, 2001, 2000 and 1999, respectively. Company loans primarily consisted of a $3.0 million loan to the Chief Executive Officer and a $5.0 million loan to Uniroyal Technology Corporation, Inc.; See NOTE 14 - Related Parties.

Goodwill. Goodwill of $13.2 million was recorded in connection with our acquisition of MicroOptical Devices, Inc. in December 1997. EMCORE recognized $4.4 million of goodwill amortization for the fiscal year ended September 30, 2000, which reflected a full year of amortization. During the three months ended December 31, 2000, EMCORE amortized $0.7 million, the remaining portion of this goodwill. In January 2001, EMCORE purchased Analytical Solutions, Inc. and Training Solutions, Inc. and allocated approximately $3.1 million to goodwill which is being amortized using the straight-line method over a period of five years, or $155,000 per quarter. As of September 30, 2001, EMCORE had approximately $2.7 million of net goodwill remaining. In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. EMCORE is planning to early adopt SFAS No. 142 in the first quarter of fiscal year 2002.

Advanced   Billings.   This  represents   customer   deposits  on  systems-  and
materials-related orders.

Income Taxes. The Company recognizes deferred income taxes by the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The primary sources of temporary differences are depreciation and amortization of intangible assets.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The Company's most significant estimates relate to accounts receivable and inventory valuation reserves, warranty accruals and the valuation of long-lived assets.

Revenue Recognition and Cumulative Effect of Change in Accounting Principle. Revenues from systems-related sales is recognized when the product meets the customer's specifications and when the title and the risks and rewards of ownership have passed to the customer. EMCORE's billing terms on system sales generally include a hold-back of 20 percent on the total purchase price subject to completion of the installation and final acceptance process at the customer site. Effective October 1, 2000, EMCORE changed its revenue recognition policy to defer the portion of revenue related to installation and final acceptance until such installation and final acceptance are completed. This change was made in accordance with the implementation of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). Previously, EMCORE had recognized 100 percent of revenue for products upon shipment as the product specifications had been met and the title and risks and rewards of ownership had transferred to the customer since EMCORE has historically completed such installation services successfully and since such services have required minimal costs to complete. The effect of this change is reported as the cumulative effect of a change in accounting principle in the year ended September 30, 2001. This net effect reflects the deferral as of October 1, 2000 of $3.6 million of revenue and accrued installation expense previously recognized. EMCORE recognized the revenue included in the cumulative effect adjustment during the year ended September 30, 2001.

Revenues from materials-related sales are recognized when the product meets the customer's specifications and when the title and the risks and rewards of ownership have passed to the customer. For new applications of EMCORE's products where performance cannot be assessed prior to meeting specifications at the customer's site, no revenue is recognized until such specifications are met. EMCORE also provides service for its products. Revenue from time and materials based service arrangements is recognized as the service is performed. Revenue from service contracts is recognized ratably over the term of such service contracts.

Product Warranty Costs. The Company's products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs. The Company's estimate of warranty cost is based on its history of warranty repairs. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair than similar products have required in the past.

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

Currency Translation. Assets and liabilities of the Company's Taiwan operations are translated from Taiwanese new dollar into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the year. Resulting translation adjustments are reflected in shareholders' equity as a component of comprehensive income or loss.

Recent Financial Accounting Pronouncements.

In June 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board
(FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets, arising from these business combinations, will remain on the balance sheet and will not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, will cease upon adoption of this statement. During fiscal year 2001, EMCORE recognized $1.1 million in goodwill amortization. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". EMCORE is required to implement SFAS No. 142 in fiscal year 2003. EMCORE is planning to early adopt SFAS No. 142 in the first quarter of fiscal year 2002.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. EMCORE is required to implement SFAS No. 143 in fiscal year 2003. EMCORE is currently evaluating the impact that the adoption of SFAS No. 143 will have on its results of operations and financial position.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121 and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. EMCORE is required to implement SFAS No. 144 in fiscal year 2003. EMCORE is currently evaluating the impact that the adoption of SFAS No. 144 will have on its results of operations and financial position, if any.



NOTE 3.  Acquisitions

In January 2001, the Company purchased Analytical Solutions, Inc., and Training Solutions, Inc. both located in Albuquerque, New Mexico. These companies provide engineering support and analytical services in the form of performance analysis, failure analysis, cross sectioning and parts qualification to a wide array of high technology companies. The Company intends that the acquisition of these companies will accelerate product development and qualification with customers, particularly in fiberoptics. The total consideration for these two companies was approximately $4.0 million which was paid in both cash and the Company's common stock. The acquisition was recorded using the purchase method of accounting. The Company allocated approximately $3.1 million to goodwill which is being amortized over a period of five years. The remaining purchase price was primarily allocated to fixed assets. The Company's results of operations would not have been materially different had such purchase taken place on the first day of the Company's fiscal year.

NOTE 4.  Earnings Per Share

The Company accounts for earnings per share under the provision of Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per common share was calculated by dividing net loss by the weighted average number of common stock shares outstanding during the period. The effect of outstanding common stock purchase options and warrants, the convertible preferred stock and the convertible subordinated notes have been excluded from the diluted earnings per share calculation since the effect of such securities is anti-dilutive. The following table reconciles the number of shares utilized in the earnings per share calculations.

                                                                       For the fiscal years ended September 30,
                                                                       ----------------------------------------
(in thousands, except per share data)                                         2001           2000          1999
                                                                              ----           ----          ----
Loss before extraordinary item and cumulative effect of a change in
accounting principle..................................................       ($8,642)      ($25,485)     ($21,355)

          Extraordinary item, loss on early retirement of debt........             -              -        (1,334)
          Cumulative effect of a change in accounting principle.......        (3,646)             -             -
                                                                            ---------      ---------     ---------

Net loss..............................................................      ($12,288)      ($25,485)     ($22,689)

         Preferred stock dividends....................................             -             83           319
         Periodic accretion of preferred stock to redemption value....             -             40            52
                                                                            ---------      ---------     ---------

Net loss attributable to common shareholders..........................      ($12,288)      ($25,608)     ($23,060)
                                                                            =========      =========     =========

------------------------------------------------------------------------------------------------------------------------------------

Weighted average of outstanding common shares - basic..............           34,438         31,156        21,180
     Effect of dilutive securities:
         Stock option and warrants.................................                -              -             -
         Preferred stocks..........................................                -              -             -
         Convertible subordinated notes............................                -              -             -
Weighted average of outstanding common shares - diluted............           34,438         31,156        21,180
                                                                            =========      =========     =========

------------------------------------------------------------------------------------------------------------------------------------

Loss per basic and diluted share before extraordinary item and
cumulative effect of a change in accounting principle..............          ($0.25)        ($0.82)       ($1.03)
                                                                            =========      =========     =========

Loss per basic and diluted share - Extraordinary item..............                -              -       ($0.06)
                                                                                                         =========
Loss per basic and diluted share - Cumulative effect of a change in
accounting principle...............................................          ($0.11)              -             -
                                                                            =========      =========     =========

Net loss per basic and diluted share...............................          ($0.36)        ($0.82)       ($1.09)
                                                                            =========      =========     =========

------------------------------------------------------------------------------------------------------------------------------------

NOTE 5.  Joint Ventures

In May 1999, General Electric Lighting and the Company formed GELcore, a joint venture to develop and market High Brightness Light-Emitting Diode (HB LED) lighting products. General Electric Lighting and the Company have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. Under the terms of the joint venture agreement, the Company has a 49% non-controlling interest in the GELcore venture and accounts for its investment under the equity method of accounting. In fiscal year 2001, the Company invested an additional $4.6 million in this venture and recognized losses totaling $4.9 million which has been recorded as a component of other income and expense. As of September 30, 2001, the Company's net investment in this joint venture amounted to $9.2 million. In November 2001, the Company invested an additional $2.0 million into this joint venture.

In March 1997, the Company and a subsidiary of Uniroyal Technology Corporation formed Uniroyal Optoelectronics LLC (UOE), a joint venture, to manufacture, sell and distribute HB LED wafers and package-ready devices. Under the terms of the joint venture agreement, the Company had a 49% non-controlling interest in this joint venture and accounted for its investment under the equity method of accounting. During fiscal year 2001, the Company invested an additional $2.4 million in this venture and recognized losses totaling $7.4 million which was recorded as a component of other income and expense.

In August 2001, EMCORE sold its minority ownership position in the UOE joint venture to Uniroyal Technology Corporation (UTCI) in exchange for approximately
2.0 million shares of UTCI common stock. The Company recorded a net gain on the disposition of its interest in UOE of $10.0 million in its fourth quarter of fiscal year 2001. The gain was recorded as a component of other income and expense.

The Company's reported net loss for the year ended September 30, 2001 and 2000 would have been reduced by approximately $9.0 million each year if the disposition had occurred on the first day of each respective period. For the year ended September 30, 2001, the reduction in net loss is comprised of a reduction in equity in losses of unconsolidated affiliates of $7.4 million and the recognition of $1.6 million in deferred gross profit on sales of equipment to the joint venture. For the year ended September 30, 2000, the reduction in net loss is comprised of a reduction in equity in losses of unconsolidated affiliates of $7.8 million and the recognition of $1.2 million in deferred gross profit on sales of equipment to the joint venture. The pro forma statement of operations figures above do not include the approximate gain on sale of $10.0 million.

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

In August 2001, EMCORE also made a $5.0 million aggregate principal amount bridge loan (Bridge Loan) to UTCI; See NOTE 14 - Related Parties.



NOTE 6.  Inventories

The components of inventories consisted of the following:

(in thousands)                               As of September 30,
                                        ----------------------------
                                            2001           2000
                                        -------------  -------------

Raw materials                                $32,795        $19,594
Work-in-process                               10,161          8,831
Finished goods                                 4,426          2,299
                                        -------------  -------------

                 Total                       $47,382        $30,724
                                        =============  =============

NOTE 7.  Property, Plant and Equipment

Major classes of property and equipment are summarized below:

(in thousands)                                                 As of September 30,
                                         Estimated         ----------------------------
                                         Useful Lives          2001            2000
                                        ---------------    --------------  -------------
Land..................................         -                 $2,502         $1,502
Building and improvements.............     15-40 years           62,911         16,427
Equipment.............................      3-5 years            77,915         58,160
Furniture and fixtures................       5 years             10,969          7,373
Leasehold improvements................       5 years              3,937         17,472
Construction in progress..............         -                 27,268              -
Property and equipment
    under capital lease...............       5 years                285            227
                                                           --------------  -------------
                                                                 185,787        101,161
Less: accumulated depreciation and
          amortization................                           (42,564)       (31,460)
                                                           --------------  -------------

                 Total                                          $143,223        $69,701
                                                           ==============  =============

At September 30, 2001, minimum future lease payments due under the capital leases are as follows:

(in thousands)
Period ending:
          September 30, 2002               $ 65
          September 30, 2003                 39
          September 30, 2004                  7
          September 30, 2005                  1
                                       ---------

Total minimum lease payments                112
Less: amount representing interest
                                              9
                                       ---------

Net minimum lease payments                  103

Less:  current portion                       57
                                       ---------

Long-term portion                           $46
                                       =========


Depreciation on owned property and equipment amounted to approximately $17.1 million, $8.0 million and $6.6 million for the years ended September 30, 2001, 2000 and 1999, respectively. Accumulated amortization on assets accounted under capital leases amounted to approximately $0.2 million and $0.1 million as of September 30, 2001 and 2000, respectively.

Included in equipment are 34 systems and 29 systems with a combined net book value of approximately $24.8 million and $21.0 million at September 30, 2001 and 2000, respectively. Such systems are utilized for the production of compound semiconductor wafers and package-ready devices for sale to third parties, systems demonstration purposes, system sales support, in-house materials applications, internal research and contract research funded by third parties.

NOTE 8.  Accrued Expenses

Accrued expenses consisted of the following:

            (in thousands)                          As of September 30,
                                              ----------------------------
                                                  2001           2000
                                              ----------------------------

Salary and other compensation costs..........      $5,520         $2,614
Interest.....................................       3,500              -
Warranty.....................................       1,254            846
Other........................................       3,259          2,623
                                              ----------------------------

                    Total                         $13,533         $6,083
                                              ============================


NOTE 9.  Debt Facilities

Convertible Subordinated Notes

In May 2001, EMCORE completed the private placement of $175 million aggregate principal amount of 5% convertible subordinated notes due in May 2006. The notes are convertible into EMCORE common stock at a conversion price of $48.76 per share at the option of the holder. There are no financial covenants related to these notes.


Bank Loans

In March 2001, EMCORE entered into an Amended and Restated Revolving Loan and Security Agreement with a bank. This credit facility provides for revolving loans in an amount up to $20.0 million outstanding at any one time, depending on EMCORE's borrowing base. These loans bear interest payable monthly in arrears at a rate equal to the lesser of the prime rate (6.0% at September 30, 2001) or LIBOR (2.6% at September 30, 2001) plus a margin of 1.50%. The credit facility matures on January 31, 2003. The loans under the credit facility are secured by a security interest in substantially all of our personal property. There were no borrowings under this facility and the Company was in compliance with all covenants at September 30, 2001.


Extraordinary Item

In June 1999, the Company repaid its outstanding bank loans using a portion of the proceeds from its June 1999 public offering. The Company also used a portion of the net proceeds to repurchase its outstanding 6.0% subordinated notes due 2001. The early extinguishment of debt resulted in an extraordinary charge of $1.3 million or $0.06 per share in fiscal year 1999 that consisted of the following:

                                                                  (in thousands)
Extraordinary items:
Discount on prepayment of 6% subordinated notes due 2001........       $867
Write-off of related deferred financing costs...................        467
                                                                     ------
          Net extraordinary loss................................     $1,334
                                                                     ======

NOTE 10.  Commitments and Contingencies

The Company leases certain facilities and equipment under non-cancelable operating leases. Facility and equipment rent expense under such leases amounted to approximately $806,000, $921,000 and $761,000 for the years ended September 30, 2001, 2000 and 1999, respectively. In January 2001, the Company purchased its 80,000 sq. ft Somerset, NJ manufacturing building for RF materials, MR sensors and MOCVD production systems.

Future minimum rental payments under the Company's non-cancelable operating leases with an initial or remaining term of one year or more as of September 30, 2001 are as follows:

(in thousands)
Period ending:                           Operating
                                        ------------
          September 30, 2001                   $341
          September 30, 2002                    298
          September 30, 2003                    110
          September 30, 2004                      4
                                        ------------

     Total minimum lease payments              $753
                                        ------------

In January 2001, the Company switched to a self-insurance medical and dental health plan for health care coverage of its employees. The Company's maximum self-insured exposure is $50,000 per claim with certain maximum aggregate policy limits per claim year. The Company has accrued amounts equal to the actuarially determined liabilities. The actuarial valuations are based on historical information along certain assumptions about future events. Changes in assumptions for such matters as medical costs and changes in actual experience could cause these estimates to change in the near team.

In April 2001, EMCORE entered into a settlement agreement with Rockwell Technologies, LLC which released us from any liability relating to our manufacture and past sales of epitaxial wafers, chips and devices under Rockwell's US Patent No. 4,368,098. EMCORE had adequate reserves recorded prior to the settlement agreement.

In March 2001, EMCORE recorded a net gain of $5.9 million related to the settlement of litigation. The Company is from time to time involved in litigation incidental to the conduct of its business. Management and its counsel believe that such pending litigation will not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

In fiscal year 2000, EMCORE guaranteed 49% of GELcore's unsecured three-year $7.5 million debt facility obtained from GE Canada, Inc which matures in August 2003.


NOTE 11.  Income Taxes

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The principal differences between the U.S. statutory and effective income tax rates were as follows:

                                                        For the years ended September 30,
                                                     2001           2000            1999
                                                 -------------  -------------   -------------
US statutory income tax benefit rate                  (34.0)%        (34.0)%         (34.0)%
State rate, net of federal benefit                     (5.9)%         (5.9)%          (5.9)%
Change in valuation allowance                           35.0%          33.9%           35.0%
Non-deductible amortization                              4.8%           6.0%            4.8%
Other                                                    0.1%              -            0.1%
                                                 -------------  -------------   -------------
                          Effective tax rate                -              -               -
                                                 =============  =============   =============

As a result of its losses, the Company did not incur any income tax expense during the years ended September 30, 2001, 2000 and 1999. The components of the Company's net deferred taxes were as follows:

(in thousands)                                                For the years ended September 30,
                                                              ---------------------------------
Deferred tax assets:                                               2001          2000
                                                               ------------- --------------
     Federal net operating loss carryforwards                       $21,096        $13,557
     Research credit carryforwards (state and federal)                3,293          2,937
     Inventory reserves                                                 369            179
     Accounts receivable reserves                                       387            362
     Interest                                                             -            287
     Accrued installation reserve                                         -            177
     Accrued warranty reserve                                           426            256
     State net operating loss carryforwards                           3,179          2,268
     Other                                                              828            158
     Valuation reserve - federal                                   (19,243)       (13,455)
     Valuation reserve - state                                      (5,208)        (4,263)
                                                               ------------- --------------
               Total deferred tax assets                              5,127          2,463

Deferred tax liabilities:
     Fixed assets and intangibles                                   (5,127)        (2,463)
                                                               ------------- --------------
                         Net deferred taxes                    $         -   $          -
                                                               ------------- --------------

The Company has established a valuation reserve as it has not determined that it is more likely than not that the net deferred tax asset is realizable, based upon the Company's past earnings history.

As of September 30, 2001, the Company has net operating loss carryforwards for tax purposes of approximately $62.0 million that expire in the years 2003 through 2021. The Company believes that the consummation of certain equity transactions and a significant change in the ownership during fiscal years 1995, 1998 and 1999 have constituted a change in control under Section 382 of the Internal Revenue Code (IRC'). Due to the change in control, the Company's ability to use its federal net operating loss carryovers and federal research credit carryovers to offset future income and income taxes, respectively, are subject to annual limitations under IRC Sections 382 and 383.


NOTE 12.  Stockholders' Equity

Preferred Stock: The Company's certificate of incorporation authorizes the Board of Directors to issue up to 5,882,352 shares of preferred stock of the Company upon such terms and conditions having such rights, privileges and preferences as the Board of Directors may determine.

Public Offerings: On June 15, 1999, the Company completed the issuance of an additional 6.0 million common stock shares through a public offering, which resulted in proceeds of $52.0 million, net of issuance costs of $5.0 million. On January 19, 2000, the Company filed a shelf registration statement (Shelf Registration Statement) with the Securities and Exchange Commission to offer from time to time up to 4.0 million shares of common stock. The Shelf Registration Statement became effective on February 4, 2000. On March 1, 2000, the Company completed the issuance of 2.0 million common stock shares under the Shelf Registration Statement that resulted in proceeds of $127.5 million, net of issuance costs of $8.5 million. A portion of the proceeds was used to repay all outstanding bank indebtedness.

Common Stock: In February 1999, an amendment to the Certificate of Incorporation increased the number of no par value common stock shares that the Company is authorized to issue to 50,000,000 shares. The Certificate of Incorporation was amended, effective December 22, 2000, to effect a two-for-one (2:1) split of the common stock. As a result, as of the effective date of the amendment, the Certificate of Incorporation authorizes the Company to issue up to 100,000,000 shares of common stock, with no par value. The amendment did not change the number of authorized shares or other provisions relating to the preferred stock. All references in these financial statements to common stock and per share data have been adjusted to reflect the common stock split that was effective on September 18, 2000.

Future Issuances: At September 30, 2001, the Company has reserved a total of 8,419,235 shares of its common stock for future issuances as follows:

                                                                                 Number of shares
For exercise of outstanding warrants to purchase common stock                             1,292,546
For exercise of outstanding common stock options                                          3,402,731
For future common stock option awards                                                     3,240,492
For future issuances to employees under the Employee Stock Purchase Plan                    483,466
                                                                                --------------------
                                Total reserved                                            8,419,235
                                                                                --------------------


NOTE 13.  Stock Options and Warrants

All share amounts have been restated to reflect EMCORE's two-for-one (2:1) common stock split that was effective on September 18, 2000.

Stock Option Plans. The Company maintains two incentive stock option plans: the 2000 Stock Option Plan (the "2000 Plan") and the 1995 Incentive and Non Statutory Stock Option Plan (the "1995 Plan" and, together with the 2000 Plan, the "Option Plans"). The 1995 Plan authorizes the grant of options to purchase up to 2,744,118 shares of the Company's common stock, and as of September 30, 2001, no options were available for issuance thereunder. The 2000 Plan authorizes the grant of options to purchase up to 4,750,000 shares of the Company's common stock, and as of September 30, 2001, 3,240,492 options were available for issuance thereunder. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

During fiscal 2001, 270,900 options were granted pursuant to the 2000 Plan at exercise prices ranging from $20.06 to $53.19 per share.

Stock options generally vest over three to five years and are exercisable over a ten-year period. As of September 30, 2001, 2000 and 1999, options with respect to 1,793,047, 1,581,805 and 554,439 were exercisable, respectively.

The following table summarizes the activity under the Option Plans:

                                                                                   Weighted Average
                                                                 Shares             Exercise Price
    Outstanding as of September 30, 1998                     2,425,452                   $ 4.48
         Granted                                               661,590                     6.87
         Exercised                                            (220,144)                    1.71
         Cancelled                                            (254,872)                    4.67
                                                              ---------                   -----
    Outstanding as of September 30, 1999                     2,612,026                    $5.30
         Granted                                             1,858,602                    22.04
         Exercised                                            (506,256)                    4.36
         Cancelled                                            (193,696)                    8.01
                                                              ---------                    ----
    Outstanding as of September 30, 2000                     3,770,676                   $13.54
         Granted                                               270,900                    36.87
         Exercised                                            (462,315)                    7.01
         Cancelled                                            (176,530)                   28.85
                                                              ---------                   -----
    Outstanding as of September 30, 2001                     3,402,731                   $15.49
                                                             =========                   ======

At September 30, 2001, stock options outstanding were as follows:

                                       Weighted Average
                      Options              Remaining            Exercisable      Weighted Average
 Exercise Prices    Outstanding      Contractual Life (Years)     Options          Exercise Price
------------------------------------------------------------------------------------------------------
     < $1.00            5,498               6.18                    5,498          $   0.27
  $1 < to <= $5       215,047               4.62                  184,607              2.12
  $5 < to <= $10    1,400,615               6.69                  853,078              6.38
 $10 < to <= $20      165,780               7.28                   67,580             10.91
 $20 < to <= $30    1,303,391               8.62                  652,104             22.06
      > $30           312,400               8.99                   30,180             40.79
                      -------                                      ------
                    3,402,731                                   1,793,047
                    =========                                   =========

In connection with the Company's acquisition of MODE in December 1997, EMCORE assumed 402,000 common stock purchase options with exercise prices ranging from $0.21 to $0.30. The MODE options have a term of 10 years from the date of grant, with such options expiring at various dates through July 31, 2007. The options vest, with continued service, over a four-year period; 25% in year one and 75% equally over the remaining 36 months. As of September 30, 2001, there are 5,498 options outstanding at a weighted average exercise price of $0.27.

The following table summarizes the activity of options assumed in the MODE acquisition:

                                                                                   Weighted Average
                                                                 Shares             Exercise Price
    Outstanding as of September 30, 1997                            --                     -
    Assumed in MODE acquisition                                401,956                    $0.25
         Exercised                                             (31,780)                    0.26
         Cancelled                                             (15,528)                    0.28
                                                              ---------                   ------
    Outstanding as of September 30, 1998                       354,648                    $0.25
         Exercised                                            (105,598)                    0.27
         Cancelled                                             (56,058)                    0.28
                                                              ---------                   ------
    Outstanding as of September 30, 1999                       192,992                    $0.23
         Exercised                                             (49,772)                    0.25
         Cancelled                                                (666)                    0.29
                                                              ---------                   ------
    Outstanding as of September 30, 2000                       142,554                    $0.23
         Exercised                                            (137,056)                    0.22
         Cancelled                                                   -                        -
                                                              ---------                   ------
    Outstanding as of September 30, 2001                         5,498                    $0.27
                                                              =========                   ======

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS 123). SFAS 123 establishes financial and reporting standards for stock based compensation plans. The Company has adopted the disclosure only provisions of this standard and has elected to continue to apply the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had the Company elected to recognize compensation expense for stock options based on the fair value at the grant dates of awards, net loss and net loss per share would have been as follows:

(in thousands)                                   For the fiscal years ended September 30,
                                                 ----------------------------------------
                                                   2001            2000            1999
                                               -------------   -------------   -------------
Loss before extraordinary item and
cumulative effect of a change in
accounting principle
     As reported                                     $8,642         $25,485         $21,355
     Pro forma                                      $13,000         $29,843         $22,648

Loss per basic and diluted share before
extraordinary item and cumulative effect of a
change in accounting principle
     As reported                                    $(0.25)         $(0.82)         $(1.03)
     Pro forma                                      $(0.37)         $(0.96)         $(1.09)

Net loss
     As reported                                    $12,288         $25,485         $22,689
     Pro forma                                      $16,646         $29,843         $23,983

Net loss per basic and diluted share
     As reported                                    $(0.36)         $(0.82)         $(1.09)
     Pro forma                                      $(0.48)         $(0.96)         $(1.15)

The weighted average fair value of the Company's stock options was calculated using Black-Scholes with the following weighted-average assumptions used for grants: no dividend yield; expected volatility of 104%, 100% and 76% for fiscal years 2001, 2000 and 1999, respectively; a risk-free interest rate of 3.9%, 5.9% and 5.8% for fiscal years 2001, 2000 and 1999, respectively; and expected lives of 5 years. The weighted average fair value of options granted during the years ended September 30, 2001, 2000 and 1999 were $27.29, $17.90 and $9.05 per share, respectively. Stock options granted by the Company prior to its initial public offering were valued using the minimum value method under SFAS No. 123.


Warrants. Set forth below is a summary of the Company's outstanding warrants at September 30, 2001:


  Underlying
    Security              Exercise Price      Warrants         Expiration Date

Common Stock (1)              $2.16            14,796         August 21, 2006
Common Stock (2)              $5.10           822,256         October 25, 2001
Common Stock (3)              $5.69           455,494         June 17, 2003

(1) issued in connection with EMCORE's December 1997 acquisition of MicroOptical Devices, Inc.
(2) issued in connection with EMCORE's October 1996 debt guarantee; 100% exercised in October 2001.
(3) issued in connection with EMCORE's June 1998 bank loan agreement.

NOTE 14.  Related Parties

In December 1997, the Company and a wholly owned subsidiary of Uniroyal Technology Corporation formed Uniroyal Optoelectronics LLC, a joint venture, to manufacture, sell and distribute High Brightness (HB) LED wafers and package-ready devices; See NOTE 5 - Joint Ventures. During the fiscal year ended September 30, 2001, EMCORE sold three compound semiconductor production systems to the venture totaling $4.2 million in revenues. During the fiscal year ended September 30, 2000, EMCORE sold two compound semiconductor production systems to the venture totaling $2.7 million in revenues. During the years ended September 30, 2001, 2000 and 1999, sales made to the joint venture approximated $4.8 million, $3.9 million and $5.9 million, respectively. As of September 30, 2001 and 2000, the Company had an outstanding related party receivable of $1.6 and $0.6 million, respectively.

In May 1999, EMCORE and General Electric Lighting formed GELcore, a joint venture to develop and market HB LED lighting products. As of September 30, 2001 and 2000, the Company had an outstanding related party receivable of $0.5 million and $1.8 million, respectively.

The President of Hakuto Co. Ltd. (Hakuto), the Company's Asian distributor, is a member of the Company's Board of Directors and Hakuto is a minority shareholder of the Company. During the years ended September 30, 2001, 2000 and 1999, sales made through Hakuto approximated $14.5 million, $16.2 million and $10.2 million, respectively.

From time to time, the Company has lent money to certain of its executive officers and directors. Pursuant to due authorization from the Company's Board of Directors, the Company lent $3.0 million to the Chief Executive Officer. The promissory note bears interest at a rate of 5.18% per annum, compounded annually. The note is fully secured by a pledge of shares of the Company's common stock. Principal and accrued interest is payable in February 2004.

In August 2001, EMCORE made a $5.0 million aggregate principal amount bridge loan (Bridge Loan) to UTCI, the proceeds of which were to be used by UTCI for working capital and other corporate purposes. The Bridge Loan had an interest rate equal to the prime rate and had a maturity date of the earlier of the second anniversary of the date of the Bridge Loan and the closing of the sale of the adhesives and sealants business of Uniroyal Engineered Products L.L.C., a subsidiary of UTCI. The Bridge Loan was guaranteed by UOE and several other subsidiaries of UTCI, and it was fully secured by a lien on, among other things, UOE's cash, accounts receivable and a portion of UOE's equipment. The Bridge Loan was also convertible under certain circumstances into UTCI common stock at the Company's option. In November 2001, UTCI repaid the loan and accrued interest in cash.



NOTE 15.  Segment Data and Related Information

EMCORE has two reportable operating segments: the systems-related business unit and the materials-related business unit. The systems-related business unit designs, develops and manufactures tools and manufacturing processes used to fabricate compound semiconductor wafer and devices. . The systems-related business unit assists customers with device design, process development and optimal configuration of TurboDisc production systems. Revenues for the systems-related business unit consists of sales of EMCORE's TurboDisc production systems as well as spare parts and services. The materials-related business unit designs, develops and manufactures compound semiconductor materials. Revenues for the materials-related business unit include sales of semiconductor wafers, devices, modules and process development technology. EMCORE's vertically integrated product offering allows it to provide a complete compound semiconductor solution to its customers.

The segments reported below are the segments of the Company for which separate financial information is available and for which gross profit amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. The accounting policies of the operating segments are the same as those described in the summary of accounting policies; See NOTE 2 - Summary of Significant Accounting Policies. The Company does not allocate assets or operating expenses to the individual operating segments. There are no intercompany sales transactions between the two operating segments.

The Company's reportable operating segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products and services.

Information about reported segment gross profit is as follows:

(in thousands)                                        2001                         2000                        1999
                                             ------------------------     ------------------------    ------------------------
Revenues:
   Systems-related...................                        $131,141                      $65,788                     $44,477
   Materials-related.................                          53,473                       38,718                      13,864
                                             ------------------------     ------------------------    ------------------------

          Total revenues.............                         184,614                      104,506                      58,341
Cost of sales:
   Systems-related...................                          72,725                       37,775                      26,522
   Materials-related.................                          41,784                       23,526                       6,636
                                             ------------------------     ------------------------    ------------------------

          Total cost of sales........                         114,509                       61,301                      33,158
                                             ------------------------     ------------------------    ------------------------

Gross profit:

   Systems-related...................                          58,416                       28,013                      17,955

   Materials-related.................                          11,689                       15,192                       7,228
                                             ------------------------     ------------------------    ------------------------

          Total gross profit.........                         $70,105                      $43,205                     $25,183
                                             ------------------------     ------------------------    ------------------------

Gross margin:

   Systems-related...................                           44.5%                        42.6%                       40.4%

   Materials-related.................                           21.9%                        39.2%                       52.1%
                                             ------------------------     ------------------------    ------------------------

          Total gross margin.........                           38.0%                        41.3%                       43.2%
                                             ------------------------     ------------------------    ------------------------


EMCORE has generated a significant portion of its sales to customers outside the United States. In fiscal 2001, 2000 and 1999, international sales constituted 47.7%, 38.6% and 52.5%, respectively, of revenues. EMCORE anticipates that international sales will continue to account for a significant portion of revenues. Historically, EMCORE has received substantially all payments for products and services in U.S. dollars and therefore EMCORE does not anticipate that fluctuations in any currency will have a material effect on its financial condition or results of operations.

       The following chart contains a breakdown of EMCORE's worldwide revenues by geographic region.
                                           For the fiscal years ended September 30,
------------------------------------------------------------------------------------------------------------
                                       2001                     2000                        1999
------------------------------------------------------------------------------------------------------------
(in thousands)             Revenue  % of revenue        Revenue  % of revenue       Revenue  % of revenue
                           -------  ------------        -------  ------------       -------  ------------
Region:
  North America            $96,551        52%           $64,174       62%           $27,698       48%
  Asia                      76,848        42%            34,656       33%            28,211       48%
  Europe                    11,215        6%              5,676        5%             2,432        4%
--------------------- ------------- ---------------- ----------- --------------- ----------- ---------------
          TOTAL           $184,614       100%          $104,506       100%          $58,341       100%
                          ========       ====          ========       ====          =======       ====

All long-lived assets are located in the North America region. Significant sales in the Asia region are predominately made in Japan and Taiwan. Sales to customers that accounted for at least 10% of total EMCORE revenues are outlined below. In fiscal years 2001 and 1999, no individual customer had sales equal to or in excess of 10% of total fiscal year revenues.

                    For the fiscal years ended September 30,
                          2001             2000              1999
                          ----             ----              ----
Customer A                 -               14.0%              -
------------------- ----------------- ---------------- -----------------
Customer B                 -               12.5%              -
------------------- ----------------- ---------------- -----------------

NOTE 16.  Employee Benefits

The Company has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions are made in the Company's common stock. For the years ended September 30, 2001, 2000 and 1999, the Company contributed approximately $730,000, $527,000 and $376,000, respectively, in common stock, to the Savings Plan.


The Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") in fiscal 2000. The Purchase Plan provides employees of the Company with an opportunity to purchase common stock through payroll deductions. The purchase price is set at 85% of the lower of the fair market value of common stock at the beginning of the participation period, the first Trading Day on or after January 1st, or at the end of the participation period, the last Trading Day on or before December 31st of such year. Contributions are limited to 10% of an employee's compensation. The participation periods have a 12-month duration, with new participation periods beginning in January of each year. The Board of Directors has reserved 500,000 shares of common stock for issuance under the Purchase Plan. In January 2001, 16,534 shares of common stock were purchased under the fiscal year 2000 Purchase Plan.

NOTE 17.  Quarterly Financial Data (Unaudited)

                                                                                                            Net           Net
                                                                                                           Income        Income
                                                                Operating        Net          Net          (Loss)        (Loss)
                                                     Gross        Income       Income        Income     per Diluted   per Diluted
                                      Revenues      Profit        (Loss)       (Loss)1       (Loss)        Share1        Share
                                      --------      ------        ------       -------       ------        ------        -----

(in thousands except per share
             data)

Fiscal Year 1999:
     December 31, 1998.......         $10,125        $4,109      $(6,057)      $(6,879)      $(6,879)      $(0.37)        $(0.37)
     March 31, 1999..........          16,072         6,869       (1,802)       (3,977)       (3,977)       (0.22)         (0.22)
     June 30, 1999...........          17,667         7,814       (1,893)       (3,904)       (5,238)       (0.20)         (0.26)
     September 30, 1999......          14,477         6,391       (4,604)       (6,595)       (6,595)       (0.25)         (0.25)

Fiscal Year 2000:
     December 31, 1999.......          16,501         6,723       (3,807)       (6,658)       (6,658)       (0.25)         (0.25)
     March 31, 2000..........          23,925         9,936       (1,095)       (4,207)       (4,207)       (0.14)         (0.14)
     June 30, 2000...........          30,023        12,486         (515)       (1,460)       (1,460)       (0.04)         (0.04)
     September 30, 2000......          34,057        14,060      (10,452)      (13,160)      (13,160)       (0.39)         (0.39)

Fiscal Year 2001:

-------------------------------
    Pre-SAB 101:
     (as originally reported)
     December 31, 2000.......          40,064        16,528       (4,368)       (7,008)       (7,008)       (0.21)         (0.21)
     March 31, 2001..........          47,907        19,581          (72)        2,944         2,944         0.08           0.08
     June 30, 2001...........          52,890        21,900          760        (1,897)       (1,897)       (0.06)         (0.06)

    Post-SAB 101:
       (as restated)
     December 31, 2000.......          39,090        15,738       (5,158)      (7,798)       (11,444)       (0.23)         (0.34)
     March 31, 2001..........          44,825        16,776       (2,877)         139            139         0.00           0.00
     June 30, 2001...........          52,652        22,026          886       (1,771)        (1,771)       (0.05)         (0.05)
     September 30, 2001......          48,047        15,565       (7,135)         788            788         0.02           0.02

(1) - Before extraordinary loss (fiscal 1999) and cumulative effect of a change in accounting principle (fiscal 2001).


All share amounts have been restated to reflect EMCORE's two-for-one (2:1) common stock split that was effective on September 18, 2000.

Effective October 1, 2000, EMCORE changed its revenue recognition policy to defer the portion of revenue related to installation and final acceptance until such installation and final acceptance are completed. This change was made in accordance with the implementation of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). Previously, EMCORE had recognized 100 percent of revenue for products at such time as the product specifications had been met and the title and risks and rewards of ownership had transferred to the customer since EMCORE has historically completed such installation services successfully and since such services have required minimal costs to complete. The effect of this change is reported as the cumulative effect of a change in accounting principle in the year ended September 30, 2001. This net effect reflects the deferral as of October 1, 2000 of $3.6 million of revenue and accrued installation expense previously recognized. EMCORE recognized the revenue included in the cumulative effect adjustment during the year ended September 30, 2001. The quarters ended December 31, 2000, March 31, 2001 and June 30, 2001 have been restated to reflect the adoption of SAB 101

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Shareholders of EMCORE Corporation
Somerset, New Jersey

     We have audited the accompanying consolidated balance sheets of EMCORE Corporation (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of EMCORE Corporation as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financials statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue to conform to the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".



DELOITTE & TOUCHE LLP

Parsippany, New Jersey
November 27, 2001

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


PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is incorporated herein by reference to EMCORE's 2001 Proxy Statement, which will be filed on or before January 28, 2002.

Item 11. Executive Compensation

     The information required by this item is incorporated herein by reference to EMCORE's 2001 Proxy Statement, which will be filed on or before January 28, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to EMCORE's 2001 Proxy Statement, which will be filed on or before January 28, 2002.

Item 13. Certain Relationships and Related Transactions

     The information required by this term is incorporated herein by reference to EMCORE's 2001 Proxy Statement, which will be filed on or before January 28, 2002.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

14(a)(1)    Financial Statements                                                          Page
                                                                                        Reference
                                                                                        ---------
        Included in Part II, Item 8 of this report:

        Consolidated Statements of Operations for the years ended
        September 30, 2001, 2000 and 1999...................................................41

        Consolidated Balance Sheets as of September 30, 2001 and 2000.......................42

        Consolidated Statements of Shareholders' Equity for the years ended

                September 30, 2001, 2000 and 1999...........................................43

        Consolidated Statements of Cash Flows for the years ended
        September 30, 2001, 2000 and 1999...................................................45

        Notes to Consolidated Financial Statements..........................................46

        Independent Auditors' Report........................................................63

14(a)(2)    Financial Statement Schedule

        Located immediately following the signature page of this report:

        Schedule II - Valuation and qualifying accounts and reserves

        Other schedules have been omitted since they are either not required or not applicable.

14(a)(3)       Exhibits


Exhibit No.    Description

3.1 Restated Certificate of Incorporation, dated December 21, 2000 (incorporated by reference to Exhibit 3.1 the registrant's annual report on Form 10-K for the fiscal year ended September 30,
               2000).

3.2 Amended By-Laws, as amended December 6, 2000 (incorporated by reference to Exhibit 3.2 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 2000).

10.1 Specimen certificate for shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 24, 1997).

10.2           Form of $10.20 (pre-split) Warrant  (incorporated by reference to
               Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 6, 1997).

10.3           Form of $11.375 (pre-split) Warrant (incorporated by reference to
               Exhibit 4.2 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 1998).

10.4 Registration Rights Agreement relating to September 1996 warrant issuance (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 6, 1997).

10.5 Registration Rights Agreement relating to December 1996 warrant issuance (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 6, 1997).

10.6 Registration Rights Agreement, dated November 30, 1998 by and between the Company, Hakuto, UMI and UTC (incorporated by reference to Exhibit 10.16 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 1998).

10.7 Registration Rights Agreement, dated as of May 26, 1999, by and between EMCORE Corporation and GE Capital Equity Investments, Inc. (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-3 (File No. 333-71791) filed with the Commission on June 9, 1999).

10.8 Indenture, dated as of May 7, 2001, between the Company and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2001).

10.9 Note, dated as of May 7, 2001, in the amount of $175,000,000 (incorporated by reference to Exhibit 4.2 to the registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2001).

10.10 Amended and Restated Revolving Loan and Security Agreement, dated as of March 1, 2001, between the Company and First Union National Bank (incorporated by reference to Exhibit 4.3 to the registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2001).

10.11 Registration Rights Agreement, dated as of May 7, 2001, among the Company and the Credit Suisse First Boston Corporation, on behalf of the initial purchasers (incorporated by reference to Exhibit
               10.1 to the registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2001).

10.12 Transaction Agreement dated January 20, 1999 between General Electric Company and the Company (incorporated by reference to
               Exhibit 10.1 to the Company's filing on Form 10-Q/A, dated May 17, 1999). Confidential treatment has been requested by the Company for portions of this document. Such portions are indicated by "[*]".

10.13 Long Term Purchase Agreement dated November 24, 1998 by and between the Company and Space Systems/Loral, Inc. (incorporated by reference to Exhibit 10.17 to the Company's filing on Form 10-K/A, dated May 17, 1999). Confidential treatment has been requested by the Company for portions of this document. Such portions are indicated by "[*]".

10.14 Purchase Order issued to the Company by General Motors Corporation on November 17, 1996. (incorporated by reference to
               Exhibit 10.15 to Amendment No. 1 to the 1997 S-1). Confidential treatment has been requested by EMCORE with respect to portions of this document. Such portions are indicated by "[*] ".

10.15 1995 Incentive and Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the 1997 S-1).

10.16          1996  Amendment  to Option Plan  (incorporated  by  reference  to
               Exhibit 10.2 to Amendment No. 1 to the 1997 S-1).

10.17 2000 Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8 filed on May 11, 2001).

10.18          2000 Employee Stock Purchase Plan  (incorporated  by reference to
               Exhibit 4.3 to Registration Statement on Form S-8 filed on May 18, 2000)

10.19          Note,  dated  February 22, 2001 between the Company and Reuben F.
               Richards, Jr.*

10.20 Membership Interest Purchase Agreement, dated as of August 2, 2001, by and among Uniroyal Technology Corporation, Uniroyal Compound Semiconductor, Inc., Uniroyal Optoelectronics, LLC and the Company (incorporated by reference to Exhibit 2.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2001.

21             Subsidiaries of the Registrant.*

23.1           Consent of Deloitte & Touche LLP.*


----------

* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Somerset, State of New Jersey, on December 28, 2001.

                                    EMCORE CORPORATION


                                    BY    /S/   REUBEN F. RICHARDS, JR.
                                       ---------------------------------
                                    Name: Reuben F. Richards, Jr.
                                    TITLE: President and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of EMCORE Corporation in the capacities indicated, on December 28, 2001.

                      Signature                                               Title
                      ---------                                               -----

               /s/    THOMAS J. RUSSELL                        Chairman of the Board and Director
--------------------------------------------------
                      Thomas J. Russell

               /s/    REUBEN F. RICHARDS, JR.                  President, Chief Executive Officer and Director
--------------------------------------------------
                      Reuben F. Richards, Jr.                  (Principal Executive Officer)

               /s/    THOMAS G. WERTHAN                        Vice President, Chief Financial Officer
-------------------------------------------------------        and Director (Principal Accounting and
                      Thomas G. Werthan                        Financial Officer)

               /s/    RICHARD A. STALL                         Director
--------------------------------------------------
                      Richard A. Stall

               /s/    ROBERT LOUIS-DREYFUS                     Director
-------------------------------------------
                      Robert Louis-Dreyfus

               /s/    HUGH H. FENWICK                          Director
--------------------------------------------------
                      Hugh H. Fenwick

               /s/    SHIGEO TAKAYAMA                          Director
--------------------------------------------------
                      Shigeo Takayama

               /s/    CHARLES T. SCOTT                         Director
--------------------------------------------------
                      Charles T. Scott

               /s/    JOHN HOGAN                               Director
---------------------------------------------------------
                      John Hogan

                                                                     Schedule II
                                                                     -----------



                               EMCORE CORPORATION
                 Valuation and Qualifying Accounts and Reserves
              For the years ended September 30, 2001, 2000 and 1999



                                                                           Additions
                                                         Balance at        Charged to                         Balance at
                                                        Beginning of       Costs and         Write-offs         End of
                                                           Period           Expenses        (Deductions)        Period
                                                        --------------    -------------    ---------------    ------------
Allowance for Doubtful Accounts
----------------------------------------------------

     For the year ended September 30, 2001                  $1,065,00         $370,000         $(296,000)      $1,139,000
     For the year ended September 30, 2000                    563,000          780,000          (278,000)       1,065,000
     For the year ended September 30, 1999                    611,000          390,000          (438,000)         563,000

                                                                                                                       69