Form 10-Q
period 2001-12-31
EMCORE CORP
filed 2002-02-14
CIK 808326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 (Mark one):
 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

              For the transition period from            to
                                             ----------    ----------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:[X] No:[ ]

     The number of shares of the registrant's common stock, no par value, outstanding as of February 1, 2002 was 36,582,397.

ITEM 1.  Financial Statements


                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended December 31, 2001 and 2000
                      (in thousands, except per share data)
                                   (unaudited)



                                                                   Three Months Ended
                                                                       December 31,
                                                              --------------------------
                                                                  2001         2000
                                                              --------------------------

Revenues:
   Systems-related.......................................          $10,295      $25,811
   Materials-related.....................................            8,842       13,279
                                                              --------------------------
       Total revenues....................................           19,137       39,090

Cost of revenues:
   Systems-related.......................................            5,411       14,788
   Materials-related.....................................           11,181        8,564
                                                              --------------------------
       Total cost of revenues............................           16,592       23,352
                                                              --------------------------

         Gross profit....................................            2,545       15,738

Operating expenses:
   Selling, general and administrative ..................            6,998        6,983
   Goodwill amortization.................................                -          734
   Research and development..............................           11,947       13,179
                                                              --------------------------
       Total operating expenses..........................           18,945       20,896
                                                              --------------------------

         Operating loss..................................          (16,400)      (5,158)

Other expenses:
  Interest expense (income), net.........................              928      (1,492)
  Other expense..........................................           13,262            -
  Equity in net loss of unconsolidated affiliate.........              377        4,132
                                                              --------------------------
      Total other expenses...............................           14,567        2,640
                                                              --------------------------


         Loss before cumulative effect of a change in
         accounting principle............................          (30,967)      (7,798)

Cumulative effect of a change in accounting
principle................................................                 -      (3,646)
                                                              --------------------------

         Net loss........................................         ($30,967)    ($11,444)
                                                              ==========================

Net loss per basic and diluted share (see note 3)........           ($0.85)      ($0.34)
                                                              ==========================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 As of December 31, 2001 and September 30, 2001
                        (in thousands, except share data)





                                                                                         As of                    As of
                                                                                      December 31,             September 30,
                                      ASSETS                                             2001                      2001
                                                                                   ---------------------  --------------------------
                                                                                      (unaudited)


Current assets:
  Cash and cash equivalents.......................................................               $74,826            $71,239
  Marketable securities...........................................................                52,780             76,422
  Accounts receivable, net of allowance for doubtful accounts of  $1,027 and
     $1,139 at December 31, 2001 and September 30, 2001, respectively.............                28,207             30,918
  Accounts receivable - related parties...........................................                 1,735              2,161
  Inventories, net................................................................                49,991             47,382
  Prepaid expenses and other current assets.......................................                 3,374              4,471
                                                                                   -----------------------------------------
       Total current assets.......................................................               210,913            232,593
Property, plant and equipment, net................................................               141,547            143,223
Goodwill, net.....................................................................                 2,687              2,687
Investments in unconsolidated affiliate...........................................                10,811              9,228
Other assets, net.................................................................                10,317             15,822
                                                                                   -----------------------------------------

       Total assets..........................................                                   $376,275           $403,553
                                                                                   =========================================

                       LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................                $6,950            $14,075
  Accrued expenses................................................................                10,451             13,533
  Advanced billings...............................................................                 4,631              3,715
  Capitalized lease obligation - current..........................................                    48                 57
                                                                                   -----------------------------------------
       Total current liabilities..................................................                22,080             31,380
Convertible subordinated notes....................................................               175,000            175,000
Capitalized lease obligation, net of current portion..............................                    38                 46
                                                                                   -----------------------------------------

       Total liabilities..........................................................               197,118            206,426
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.0001 par, 5,882,352 shares authorized, no shares outstanding...................................................................
   Common stock, no par value, 100,000,000 shares authorized, 36,534,288 shares issued and 36,514,460 outstanding at December 31, 2001; 35,617,303 shares
    issued and 35,597,475 outstanding at September 30, 2001......................                332,687            327,559
   Accumulated deficit............................................................             (152,119)          (121,152)
   Accumulated other comprehensive loss...........................................                 (445)            (8,314)
   Shareholders' notes receivable.................................................                  (34)               (34)
   Treasury stock, at cost; 19,828 shares at December 31, 2001 and
      September 30, 2001.........................................................                  (932)              (932)
                                                                                   -----------------------------------------

       Total shareholders' equity.................................................               179,157            197,127
                                                                                   -----------------------------------------
       Total liabilities and shareholders' equity.................................              $376,275           $403,553
                                                                                   =========================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended December 31, 2001 and 2000
                                 (in thousands)
                                   (unaudited)


                                                                                       Three Months Ended
                                                                                           December 31,
                                                                                 ------------------------------
                                                                                        2001             2000
                                                                                 ------------------------------


Cash flows from operating activities:
Net loss........................................................................      ($30,967)        ($11,444)
                                                                                 ------------------------------
Adjustments to reconcile net loss to net cash
    used for operating activities:
   Depreciation and amortization................................................          4,979           4,990
   Provision for doubtful accounts..............................................           (112)            114
   Equity in net loss of unconsolidated affiliate...............................            377           3,771
   Compensatory stock issuances.................................................            165             169
   Impairment of equity investment..............................................         13,262              -
   Cumulative effect of a change in accounting principle........................              -           3,646
   Decrease (increase) in assets:
            Accounts receivable - trade.........................................          2,823         (13,012)
            Accounts receivable - related parties...............................            426             714
            Inventories.........................................................         (2,609)         (5,835)
            Other current assets................................................          1,097            (882)
            Other assets........................................................            400            (621)
   Increase (decrease) in liabilities:
            Accounts payable....................................................         (7,125)          1,131
            Accrued expenses....................................................         (3,082)          3,511
            Advanced billings...................................................            916           2,711
            Other...............................................................            (39)           (126)
                                                                                 -------------------------------
              Total adjustments.................................................         11,478             281
                                                                                 -------------------------------
   Net cash used for operating activities.......................................        (19,489)        (11,163)

Cash flows from investing activities:

Purchase of property, plant, and equipment......................................         (3,197)        (23,684)
Investments in unconsolidated affiliates........................................         (1,960)         (1,171)
Repayment of related-party loan.................................................          5,000              -
Proceeds from sales of marketable securities, net...............................         18,287         10,478
                                                                                 ------------------------------
    Net cash provided by (used for) investing activities........................         18,130        (14,377)

Cash flows from financing activities:

Payments on capital lease obligations...........................................            (17)             -
Proceeds from exercise of stock options and employee stock purchase plan........            769          1,594
Proceeds from exercise of stock purchase warrants...............................          4,194              -
                                                                                 ------------------------------
    Net cash provided by financing activities...................................          4,946          1,594

Net increase (decrease) in cash and cash equivalents............................          3,587        (23,946)
                                                                                 ------------------------------
Cash and cash equivalents, beginning of period..................................         71,239         50,849
                                                                                 ------------------------------
Cash and cash equivalents, end of period........................................        $74,826        $26,903
                                                                                 ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest...................................         $4,572            $10
                                                                                 ==============================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the years ended September 30, 2000 and 2001 and the
                three months ended December 31, 2001 (unaudited)
                                 (in thousands)


                                                                                         Accumulated
                                                         Common    Common                     Other      Shareholders'
                                                          Stock     Stock    Accumulated  Comprehensive      Notes      Treasury
                                                         Shares     Amount      Deficit    Income (Loss)   Receivable     Stock
                                                         --------  ---------- ------------ -------------- -------------- --------

      Balance at September 30, 1999                        26,708   $152,426    ($83,256)             -        ($7,547)        -

Net loss......................................                                   (25,485)

Unrealized gain on marketable securities......                                                        5

  Comprehensive loss..........................

Preferred stock dividends.....................                                       (83)

Accretion of redeemable preferred stock to                                           (40)
   redemption value...........................

Issuance of common stock purchase warrants....                           689

Issuance of common stock, net of issuance cost of
   $8,500.....................................              2,000    127,500

Stock option exercise.........................                506      2,197

Stock purchase warrant exercise...............              1,996     10,874

Conversion of convertible preferred stock into
   common stock...............................              2,060     14,193

Compensatory stock issuances..................                 23      1,401

Conversion of subordinated notes into
   common stock...............................                682      5,500

Treasury stock................................                 (3)                                                         (239)

Redemptions of shareholders' notes receivable.                                                                   1,187
                                                          --------  ---------- ------------ -------------- -------------- --------
            Balance at September 30, 2000.......           33,972    314,780     (108,864)            5         (6,360)    (239)

Net loss........................................                                  (12,288)

Unrealized loss on marketable securities........                                                 (8,085)

Translation adjustment..........................                                                   (234)

     Comprehensive loss.........................

Issuance of common stock in connection with
   acquisitions.................................               41      1,840

Stock option exercise............................             438      3,247

Stock purchase warrant exercise..................           1,111      5,508

Compensatory stock issuances.....................              34      1,507

Issuance of common stock - Employee Stock Purchase Plan        17        677

Treasury stock .................................              (16)                                                         (693)

Redemptions of shareholders' notes receivable...                                                                 6,326
                                                           ------   ---------- ------------ -------------- -------------- --------

           Balance at September 30, 2001                   35,597    327,559     (121,152)       (8,314)           (34)    (932)

Net loss........................................                                  (30,967)

Impairment of equity investment.................                                                  7,908

Translation adjustment..........................                                                    (39)

     Comprehensive loss.........................

Stock option exercise...........................               33        208

Stock purchase warrant exercise.................              823      4,194

Compensatory stock issuances...................                13        165

Issuance of common stock - Employee Stock Purchase Plan        48        561
                                                           -------- ---------- ------------ -------------- -------------- --------
           Balance at December 31, 2001                    36,514   $332,687    ($152,119)        ($445)          ($34)   ($932)
                                                           ======   ========    =========         ======          =====   ======

                                                             Total
                                                         Shareholders'
                                                             Equity
                                                        ---------------

           Balance at September 30, 1999........               $61,623

Net loss........................................               (25,485)

Unrealized gain on marketable securities........                     5
                                                        ---------------

     Comprehensive loss........................                (25,480)

Preferred stock dividends .....................                    (83)

Accretion of redeemable preferred stock to
   redemption value............................                    (40)

Issuance of common stock purchase warrants......                   689

Issuance of common stock, net of issuance cost of
   $8,500.......................................               127,500

Stock option exercise...........................                 2,197

Stock purchase warrant exercise                                 10,874

Conversion of convertible preferred stock into
   common stock.................................                14,193

Compensatory stock issuances....................                 1,401

Conversion of subordinated notes into common
   stock........................................                 5,500

Treasury stock..................................                  (239)

Redemptions of shareholders' notes receivable...                 1,187
                                                      -----------------

           Balance at September 30, 2000........               199,322

Net loss........................................               (12,288)

Unrealized loss on marketable securities........                (8,085)

Translation adjustment..........................                  (234)
                                                      -----------------

     Comprehensive loss.........................               (20,607)

Issuance of common stock in connection with
   acquisitions.................................                 1,840

Stock option exercise...........................                 3,247

Stock purchase warrant exercise.................                 5,508


Compensatory stock issuances.                                    1,507

Issuance of common stock - Employee Stock Purchase Plan            677

Treasury stock..................................                  (693)

Redemptions of shareholders' notes receivable...                 6,326
                                                        ----------------

           Balance at September 30, 2001........               197,127

Net loss........................................               (30,967)

Impairment of equity investment.................                 7,908

Translation adjustment..........................                   (39)
                                                        ----------------

     Comprehensive loss.........................               (23,098)

Stock option exercise...........................                   208

Stock purchase warrant exercise.................                 4,194

Compensatory stock issuances....................                   165

Issuance of common stock - Employee Stock Purchase Plan            561
                                                        ----------------

           Balance at December 31, 2001                       $179,157
                                                              ========
The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  Interim Financial Information and Description of Business

     The accompanying unaudited condensed consolidated financial statements of EMCORE Corporation ("EMCORE" or the "Company") reflect all adjustments considered necessary by management to present fairly EMCORE's consolidated financial position as of December 31, 2001, the consolidated results of operations for the three-month periods ended December 31, 2001 and 2000 and the consolidated cash flows for the three-month periods ended December 31, 2001 and 2000. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature unless otherwise noted. Prior period balances have been reclassified to conform with the current period financial statement presentation. The results of operations for the three-month period ended December 31, 2001 are not necessarily indicative of the results for the fiscal year ending September 30, 2002 or any future interim period.

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


NOTE 2.  Joint Venture

     In May 1999, General Electric Lighting and the Company formed GELcore, a joint venture to develop and market High Brightness Light-Emitting Diode (HB
LED) lighting products. General Electric Lighting and the Company have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. Under the terms of the joint venture agreement, the Company has a 49% non-controlling interest in the GELcore venture and accounts for its investment under the equity method of accounting. In November 2001, EMCORE invested an additional $2.0 million into GELcore. For the three-month periods ended December 31, 2001 and 2000, EMCORE recognized a loss of $0.4 million and $1.3 million, respectively, related to this joint venture which has been recorded as a component of other income and expense. As of December 31, 2001, the Company's net investment in this joint venture amounted to $10.8 million.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  Earnings Per Share

     EMCORE accounts for earnings per share under the provision of SFAS No. 128 "Earnings per Share." Basic earnings per common share was calculated by dividing net loss by the weighted average number of common stock shares outstanding during the period. The effect of outstanding common stock purchase options, warrants and shares issuable upon conversion of convertible subordinated debt have been excluded from the diluted weighted average share calculation since the effect of such securities is anti-dilutive. The following table reconciles the number of shares utilized in the earnings per share calculations.




                                                                          For the three months ended
                                                                          --------------------------


(in thousands, except per share data)                                     December 31,     December 31,
                                                                             2001             2000
                                                                             ----             ----

Loss before cumulative effect of a change in accounting principle........    ($30,967)      ($7,798)

              Cumulative effect of a change in accounting principle......           -        (3,646)
                                                                             ---------      ---------

Net loss attributable to common shareholders.............................    ($30,967)      ($11,444)
                                                                             =========      =========
------------------------------------------------------------------------     ------------   ---------
Weighted average of outstanding common shares - basic....................      36,234         34,004
     Effect of dilutive securities:
         Stock options, warrants and shares issuable upon conversion of
         convertible notes...............................................           -              -
                                                                             ------------   ---------
Weighted average of outstanding common shares - diluted..................      36,234         34,004
                                                                               ======         ======


------------------------------------------------------------------------     ------------   ---------
Loss per basic and diluted share before cumulative effect of a change
in accounting principle..................................................      ($0.85)        ($0.23)
                                                                               =======        =======
Loss per basic and diluted share - Cumulative effect of a change in
accounting principle.....................................................            -        ($0.11)
                                                                             ------------   ---------
Net loss per basic and diluted share.....................................      ($0.85)        ($0.34)
                                                                               =======        =======



NOTE 4.  Inventories

         The components of inventories consisted of the following:

            (in thousands)



                                             As of             As of
                                          December 31,     September 30,
                                              2001              2001
                                        ----------------- -----------------

Raw materials                                    $33,725           $32,795
Work-in-process                                    9,260            10,161
Finished goods                                     7,006             4,426
                                        ----------------- -----------------

                 Total                           $49,991           $47,382
                                        ================= =================

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  Debt Facilities

     In March 2001, EMCORE entered into an Amended and Restated Revolving Loan and Security Agreement with a bank. This credit facility provides for revolving loans in an amount up to $20.0 million outstanding at any one time, depending on EMCORE's borrowing base. These loans bear interest payable monthly in arrears at a rate equal to the lesser of the prime rate or LIBOR plus a margin of 1.50%. The credit facility matures on January 31, 2003. The loans under the credit facility are secured by a security interest in substantially all of our personal property. There were no borrowings under this facility at December 31, 2001. The Loan Agreement contains financial covenants, which among other things, require maintenance of certain financial ratios, liquidity and net worth. For the quarter ended December 31, 2001, EMCORE did not comply with certain financial debt covenants. EMCORE received a waiver from the bank regarding this non-compliance. Assuming that EMCORE can successfully renegotiate certain financial covenants, it expects to be in compliance for the remainder of fiscal 2002.


NOTE 6.  Related Parties

     In March 1997, EMCORE and a subsidiary of Uniroyal  Technology  Corporation
(UTCI)  formed  Uniroyal   Optoelectronics   LLC  (UOE),  a  joint  venture,  to
manufacture, sell and distribute HB LED wafers and package-ready devices. In August 2001, EMCORE sold its minority ownership position in the UOE joint venture to UTCI in exchange for approximately 2.0 million shares of UTCI common stock. During the three-month periods ended December 31, 2001 and 2000, sales made to UOE approximated $1.0 million and $0.1 million, respectively. As of December 31, 2001, the Company had an outstanding receivable balance from UOE totaling $1.2 million.

     In August 2001, EMCORE made a $5.0 million aggregate principal amount bridge loan to UTCI, the proceeds of which were to be used by UTCI for working capital and other corporate purposes. In November 2001, UTCI repaid the loan and accrued interest in cash.

     The President of Hakuto Co. Ltd. (Hakuto), the Company's Asian distributor, is a member of EMCORE's Board of Directors and Hakuto is a minority shareholder of EMCORE. During the three-month periods ended December 31, 2001 and 2000, sales made through Hakuto amounted to approximately $0.7 million and $2.8 million, respectively.


NOTE 7.  Impairment of Marketable Security

     The UTCI common stock received in August 2001 (see Note 6) is classified by EMCORE as an available-for-sale security with any unrealized gains and losses being recorded as a component of accumulated other comprehensive loss in shareholders' equity. For the quarter ended December 31, 2001, management evaluated the relevant facts and circumstances, including the current fair market value of UTCI common stock, and determined that an other-than-temporary impairment of the investment existed. Accordingly, EMCORE took a charge of $13.3 million to establish a new cost basis for the UTCI common stock, which was recorded as other expense in the consolidated statement of operations.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  8.  Recent Accounting Pronouncements


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

     In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, will cease upon adoption of this statement. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". EMCORE adopted SFAS No. 142 on October 1, 2001. Had SFAS No. 142 been in effect for the quarter ended December 31, 2000, EMCORE's net loss for that quarter would have decreased by $734,000 or $0.03 per share. EMCORE will complete the first step of the transitional goodwill impairment test during the quarter ended March 31, 2002.

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

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121 and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. EMCORE is required to implement SFAS No. 144 in fiscal year 2003. EMCORE is currently evaluating the impact that the adoption of SFAS No. 144 will have on its results of operations and financial position.


NOTE 9.  Subsequent Event - Acquisition

     In February 2002, EMCORE entered into an agreement to acquire Tecstar, Inc.'s Applied Solar Division. Under the terms of the agreement, EMCORE will pay $21.0 million for the solar panel business and operations of Tecstar. The acquisition will vertically integrate all aspects of satellite solar panel construction within EMCORE and enable EMCORE to further penetrate the satellite communications market. The combination of EMCORE's industry-leading solar cell technology and Tecstar's proven flight heritage dating back to 1958 will afford EMCORE many new opportunities. The acquisition will be effected through a Chapter 11 reorganization of Tecstar, and is subject to several conditions to closing, including receipt of bankruptcy court approval. In connection with this reorganization, EMCORE has agreed to provide Tecstar with up to $4.0 million in debtor-in-possession financing to fund its operations during the reorganization. The loan will be fully secured and will be entitled to super priority over all other claims of Tecstar's creditors. The loan will only be repaid if the acquisition is not consummated; if the acquisition is consummated, a portion of the loan may be applied to the purchase price.


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

     The growth in our industry is driven by the widespread deployment of fiber optic networks, introduction of new wireless networks and services, rapid build-out of satellite communication systems, increasing use of more power efficient lighting sources, increasing use of electronics in automobiles and emergence of advanced consumer electronic applications. Also, the growing demands for higher volumes of a broad range of higher performance devices has resulted in manufacturers increasingly outsourcing their needs for compound semiconductor wafers and devices. Our expertise in materials science and process technology provides us with a competitive advantage to manufacture compound semiconductor wafers and devices in high volumes.

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


Recent Developments and Highlights

     In February 2002, EMCORE entered into an agreement to acquire Tecstar, Inc.'s Applied Solar Division. Under the terms of the agreement, EMCORE will pay $21.0 million for the solar panel business and operations of Tecstar. The acquisition will vertically integrate all aspects of satellite solar panel construction within EMCORE and enable EMCORE to further penetrate the satellite communications market. The combination of EMCORE's industry-leading solar cell technology and Tecstar's proven flight heritage dating back to 1958 will afford EMCORE many new opportunities. The acquisition will be effected through a Chapter 11 reorganization of Tecstar, and is subject to several conditions to closing, including receipt of bankruptcy court approval. In connection with this reorganization, EMCORE has agreed to provide Tecstar with up to $4.0 million in debtor-in-possession financing to fund its operations during the reorganization. The loan will be fully secured and will be entitled to super priority over all other claims of Tecstar's creditors. The loan will only be repaid if the acquisition is not consummated; if the acquisition is consummated, a portion of the loan may be applied to the purchase price.

     In January 2002, EMCORE signed a multi-source agreement (MSA) with Picolight, Inc. for the manufacture and supply of connectorized 12 channel parallel optical modules operating at up to 2.7 gigabits per second (Gbps) per channel. These parallel optical modules, which are electrically, optically and mechanically compatible, will help alleviate data congestion in networking equipment. The agreement provides customers the assurance of multiple, reliable sources for the modules.

     In October 2001, EMCORE announced the commercial availability of a new 300 pin MSA (multi source agreement) compliant transponder module to provide very short reach interconnections over parallel fiber links at SONET OC-192 data rates. Designed to help solve data bottle necking problems for distances under 300 meters in central office (CO) or point-of-presence (POP) environments, the new module provides a cost effective alternative to more costly, comparable serial interconnects.

     In October 2001, EMCORE signed an agreement with LumiLeds Lighting, a joint venture between Agilent Technologies and Philips Lighting, for the supply of MOCVD (metal organic chemical vapor deposition) tools to be used in the production of high brightness gallium nitride (GaN) light emitting diodes
(LEDs). LumiLeds Lighting is an industry leader in the LED market.

Results of Operations

     The following table sets forth the condensed consolidated Statement of Operations data of EMCORE expressed as a percentage of total revenues for the three months ended December 31, 2001 and 2000:



Statements of Operations Data:


                                                     Three Months Ended December 31,

                                                              2001         2000
                                                              ----         ----


Revenues.............................................         100.0%      100.0%
Cost of revenues.....................................          86.7%       59.7%
                                                           -------------------------
               Gross profit..........................          13.3%       40.3%

Operating expenses:
     Selling, general and administrative.............          36.6%       17.9%
     Goodwill amortization...........................           -           1.9%
     Research and development........................          62.4%       33.7%
                                                           -------------------------
         Total operating expenses....................          99.0%       53.5%
                                                           -------------------------
               Operating loss........................         (85.7%)     (13.2%)

Other expenses:
     Interest expense (income), net..................           4.8%       (3.8%)
     Other expense...................................          69.3%         -
     Equity in net loss of unconsolidated affiliate..           2.0%       10.6%
                                                           -------------------------
            Total other expenses.....................          76.1%        6.8%
                                                           -------------------------

               Loss before cumulative effect of a
               change in accounting principle........        (161.8%)     (20.0%)


Cumulative effect of a change in accounting  principle          -          (9.3%)
                                                           -------------------------

               Net loss...........................           (161.8%)     (29.3%)
                                                           =========================


     EMCORE has generated a significant portion of its sales to customers outside the United States. EMCORE anticipates that international sales will continue to account for a significant portion of revenues. Historically, EMCORE has received substantially all payments for products and services in U.S. dollars and thus does not anticipate that fluctuations in any currency will have a material effect on its financial condition or results of operations. The following chart contains a breakdown of EMCORE's consolidated revenues by geographic region.

                           For the three months ended December 31,
                                  2001                       2000
--------------------- ------------- ---------------- ----------- ---------------
Region:                    Revenue  % of revenue        Revenue  % of revenue
                           -------  ------------        -------  ------------


  North America            $12,988        68%           $25,250       65%
  Asia                       2,731        14%            11,984       31%
  Europe                     3,418        18%             1,856        4%
--------------------- ------------- ---------------- ----------- ---------------
          TOTAL            $19,137       100%           $39,090      100%
                           =======       ====           =======      ====

     EMCORE has two reportable operating segments: the systems-related business unit and the materials-related business unit. The systems-related business unit designs, develops and manufactures tools and manufacturing processes used to fabricate compound semiconductor wafers and devices. This business unit assists customers with device design, process development and optimal configuration of TurboDisc production systems. Revenues for the systems-related business unit consist of sales of EMCORE's TurboDisc production systems as well as spare parts and services related to these systems. The materials-related business unit designs, develops and manufactures compound semiconductor materials. Revenues for the materials-related business unit include sales of semiconductor wafers, devices, packaged devices, modules and process development technology. EMCORE's vertically-integrated product offering allows it to provide a complete compound semiconductor solution to its customers. The segments reported are the segments of EMCORE for which separate financial information is available and for which gross profit amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. EMCORE does not allocate assets or operating expenses to the individual operating segments. There are no intercompany sales transactions between the two operating segments.


     Management assesses the carrying value of long-lived assets as events and circumstances warrant. To the extent that the carrying value of long-lived assets exceeds undiscounted projected cash flows generated by the long-lived assets, impairment exists. Impairment is measured as the difference between the discounted projected cash flows and the carrying value of long-lived assets. Based upon the first quarter operating results and EMCORE's assessment of fiscal 2002 prospects, management is currently evaluating the carrying value of its long-lived assets.


Comparison of the three-month periods ended December 31, 2001 and 2000

     Revenues. EMCORE's revenues decreased 51.0% or $20.0 million from $39.1 million for the quarter ended December 31, 2000 to $19.1 million for the quarter ended December 31, 2001. The decline in revenues is due to significant downturn in demand experienced across each of EMCORE's product lines. Systems-related revenues decreased 60.1% or $15.5 million from $25.8 million reported in the prior year to $10.3 million. The number of MOCVD production systems shipped decreased 82.4% from 17 systems in the quarter ended December 31, 2000 to 3 systems in the quarter ended December 31, 2001. Materials-related revenues decreased 33.4% or $4.5 million from $13.3 million reported in the prior year to $8.8 million. On a product line basis, sales of pHEMT and HBT epitaxial wafers, optical devices and solar cells decreased 11.9%, 46.5% and 57.9%, respectively, from the prior year. As a percentage of revenues, systems- and materials-related revenues accounted for 53.8% and 46.2%, respectively, for the quarter ended
December 31, 2001 and 66.0% and 34.0%, respectively, for the quarter ended December 31, 2000. International sales accounted for 32.1% of revenues for the quarter ended December 31, 2001 and 35.4% of revenues for the quarter ended December 31, 2000.

     Gross Profit. EMCORE's gross profit decreased 83.8% or $13.2 million from $15.7 million for the quarter ended December 31, 2000 to $2.5 million for the quarter ended December 31, 2001. Gross profit earned on systems-related revenues decreased 55.7% or $6.1 million from $11.0 million earned in the prior year to $4.8 million. This decrease is due primarily to the decrease in production system sales, as discussed above. Gross margins for systems-related revenues increased from 42.7% to 47.4% due to an increase in billings for system installations. Component and service related revenues continue to increase as EMCORE's production system installed base now exceeds 400 MOCVD systems. Gross profit earned on materials-related revenues decreased 149.6% or $7.1 million from $4.7 million earned in the prior year to ($2.3) million. Gross margins for materials-related revenues decreased from 35.5% to (26.5%) because of unabsorbed overhead expenses. EMCORE has a significant amount of fixed expenses relating to capital equipment and manufacturing overhead in its new facilities where materials-related products are manufactured. A reduction in materials-related revenues causes these fixed expenses to be allocated across reduced production volumes, which adversely affected gross profit and margins.

     Selling, General and Administrative. Selling, general and administrative expenses remained constant at $7.0 million for the quarters ended December 31, 2000 and 2001. As a percentage of revenue, selling, general and administrative expenses increased from 17.9% for the quarter ended December 31, 2000 to 36.6% for the quarter ended December 31, 2001 as a result of lower revenues. In fiscal year 2002, management expects selling, general and administrative expenses to decrease approximately 10% on an annual basis as a result of implemented cost control programs.

     Goodwill Amortization. During the three months ended December 31, 2000, EMCORE amortized $0.7 million, the remaining portion of goodwill related to the acquisition of MicroOptical Devices, Inc. in December 1997. In January 2001, EMCORE purchased Analytical Solutions, Inc. and Training Solutions, Inc. and allocated approximately $3.1 million to goodwill. As of September 30, 2001, EMCORE had approximately $2.7 million of net goodwill remaining relating to these acquisitions. In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, ceases upon adoption of this statement. EMCORE early-adopted SFAS No. 142 in the first quarter of fiscal year 2002. Had SFAS No. 142 been in effect for the quarter ended December 31, 2000, EMCORE's net loss for that quarter would have decreased by $734,000 or $0.03 per share. EMCORE will complete the first step of the transitional goodwill impairment test during the quarter ended March 31, 2002.

     Research and Development. Research and development expenses decreased 9.3% or $1.2 million from $13.2 million in the quarter ended December 31, 2000 to $11.9 million in the quarter ended December 31, 2001. As a percentage of revenue, recurring research and development expenses increased from 33.7% for the quarter ended December 31, 2000 to 62.4% for the quarter ended December 31, 2001 due to decreased revenues. To maintain growth and to continue to pursue market leadership in materials science technology, management expects to continue to invest a significant amount of its resources in research and development. In fiscal year 2002, management expects research and development expenses to decrease approximately 25% on an annual basis, due to the deferral or elimination of certain non-critical projects.

     Interest Income/Expense. For the quarter ended December 31, 2001, net interest changed $2.4 million from net interest income of $1.5 million to net interest expense of $0.9 million. The decrease in interest income is a result of interest expense being incurred from the 5% convertible subordinated notes due in May 2006 coupled with lower interest rates on investments in marketable securities.

     Other Expense. In August 2001, EMCORE received common stock in Uniroyal Technology Corporation (UTCI) which is classified as an available-for-sale security with any unrealized gains and losses being recorded as a component of comprehensive income in shareholders' equity. During the quarter ended December 31, 2001, management evaluated the relevant facts and circumstances, including the current fair market value of UTCI common stock, and determined that an other-than-temporary impairment of the investment existed. Accordingly, EMCORE took a charge of $13.3 million to establish a new cost basis for the UTCI common stock, which was recorded as other expense.

     Equity in Unconsolidated Affiliates. Because EMCORE does not have a controlling economic and voting interest in its joint venture with General Electric Lighting, EMCORE accounts for it under the equity method of accounting. For the quarter ended December 31, 2001, EMCORE incurred a net loss of $0.4 million related to GELcore joint venture. For the quarter ended December 31, 2000, EMCORE incurred a net loss of $2.8 million related to the Uniroyal joint venture and a $1.3 million net loss related to the GELcore joint venture.


     Income Taxes.   As a result of its losses,  EMCORE did not incur any income tax expense in both quarters ended December 31, 2001 and 2000.


Liquidity and Capital Resources

EMCORE has funded operations to date through sales of equity, bank borrowings, subordinated debt and revenues from product sales. In May 2001, EMCORE issued $175.0 million of 5% convertible subordinated notes due in May 2006. In March 2000, EMCORE completed an additional public offering and raised approximately $127.5 million, net of issuance costs. In June 1999, EMCORE completed a secondary public offering and raised approximately $52.0 million, net of issuance costs. As of December 31, 2001, EMCORE had working capital of approximately $188.8 million, including $127.6 million in cash, cash equivalents and marketable securities.

     In February 2002, EMCORE entered into an agreement to acquire Tecstar, Inc.'s Applied Solar Division. Under the terms of the agreement, EMCORE will pay $21.0 million for the solar panel business and operations of Tecstar. The acquisition will be effected through a Chapter 11 reorganization of Tecstar, and is subject to several conditions to closing, including receipt of bankruptcy court approval. In connection with this reorganization, EMCORE has agreed to provide Tecstar with up to $4.0 million in debtor-in-possession financing to fund its operations during the reorganization. The loan will be fully secured and will be entitled to super priority over all other claims of Tecstar's creditors. The loan will only be repaid if the acquisition is not consummated; if the acquisition is consummated, a portion of the loan may be applied to the purchase price.

     Cash used for operating activities approximated $19.5 million during the quarter ended December 31, 2001 because of EMCORE's net loss and decreases in both accounts payable and accrued expenses offset by the impairment charge of an equity investment. For the quarter ended December 31, 2001, net cash provided by investment activities amounted to approximately $18.1 million. EMCORE's net investment in marketable securities deceased by $18.3 million which represents proceeds from sales of marketable securities of $23.6 million offset by $5.3 million relating to the impairment charge on UTCI stock. Capital expenditures for the quarter totaled $3.2 million and EMCORE made a $2.0 million capital contribution to GELcore. Net cash provided by financing activities for the quarter ended December 31, 2001 amounted to approximately $4.9 million of which $4.2 million related to the exercise of warrants.

     In March 2001, EMCORE entered into an Amended and Restated Revolving Loan and Security Agreement with a bank. This credit facility provides for revolving loans in an amount up to $20.0 million outstanding at any one time, depending on EMCORE's borrowing base. These loans bear interest payable monthly in arrears at a rate equal to the lesser of the prime rate or LIBOR plus a margin of 1.50%. The credit facility matures on January 31, 2003. The loans under the credit facility are secured by a security interest in substantially all of our personal property. There were no borrowings under this facility at December 31, 2001. The Loan Agreement contains financial covenants, which among other things, require maintenance of certain financial ratios, liquidity and net worth. For the quarter ended December 31, 2001, EMCORE did not comply with certain financial debt covenants. EMCORE received a waiver from the bank regarding this non-compliance. Assuming that EMCORE can successfully renegotiate certain financial covenants, it expects to be in compliance for the remainder of fiscal 2002.

     EMCORE believes that its current liquidity, together with available credit, should be sufficient to meet its cash needs for working capital, including its planned acquisition of certain assets of Tecstar, through fiscal year 2002. However, if the available credit facilities, cash generated from operations and cash on hand are not sufficient to satisfy EMCORE's liquidity requirements, EMCORE will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to EMCORE. If EMCORE is required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures will be severely limited. Such a limitation could have a material adverse effect on EMCORE's business, financial condition or operations.


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

     In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, will cease upon adoption of this statement. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived

Assets and for Long-Lived Assets to be Disposed Of". EMCORE adopted SFAS No. 142 on October 1, 2001. Had SFAS No. 142 been in effect for the quarter ended December 31, 2000, EMCORE's net loss for that quarter would have decreased by $734,000 or $0.03 per share. EMCORE will complete the first step of the transitional goodwill impairment test during the quarter ended March 31, 2002.

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

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121 and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. EMCORE is required to implement SFAS No. 144 in fiscal year 2003. EMCORE is currently evaluating the impact that the adoption of SFAS No. 144 will have on its results of operations and financial position.

     This report contains forward-looking statements based on our current expectations, estimates, and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", "may", "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not a guarantee of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including, but not limited to:


     o    our expectation of continued operating losses;

     o    present  and  future  acquisitions  that could  result in  integration
          challenges,   shareholder   dilution  or   incurrence   of  additional
          liabilities;

     o our leverage, which may affect our business and our operating flexibility;

     o rapid technology changes in the compound semiconductor industry that require us to continually improve existing products, design and sell new products and manage the costs of research and development in order to effectively compete;

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

     o    rapid growth which places a strain on our resources;

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

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      List of Exhibits

                  None

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 2001.





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EMCORE CORPORATION


  Date: February 14, 2002       By:  /s/ Reuben F. Richards, Jr.
                                ---------------------------------
                                       Reuben F. Richards, Jr.
                                       President and Chief Executive Officer

  Date: February 14, 2002       By:  /s/ Thomas G. Werthan
                                ---------------------------------
                                      Thomas G. Werthan
                                      Vice President and Chief Financial Officer