Form 10-Q
period 2002-03-31
EMCORE CORP
filed 2002-05-15
CIK 808326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 (Mark one):
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:[X] No:[ ]

     The number of shares of the registrant's common stock, no par value, outstanding as of May 1, 2002 was 36,672,219.

ITEM 1.  Financial Statements

                                             EMCORE CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF
                             OPERATIONS For the three and six months ended March
                                              31, 2002 and 2001
                                    (in thousands, except per share data)
                                                 (unaudited)

                                                        Three Months Ended             Six Months Ended
                                                            March 31,                     March 31,
                                                       ----------------------------------------------------
                                                         2002           2001          2002          2001
                                                       ----------------------------------------------------
Revenues:
  Systems-related.................................     $  4,341       $ 29,393      $ 14,636      $ 55,204
  Materials-related...............................       18,737         15,432        27,579        28,711
                                                       ----------------------------------------------------
    Total revenues................................       23,078         44,825        42,215        83,915
Cost of revenues:
  Systems-related.................................        6,853         17,291        12,264        32,079
  Materials-related...............................       25,355         10,758        36,536        19,322
                                                       ----------------------------------------------------
    Total cost of revenues........................       32,208         28,049        48,800        51,401
                                                       ----------------------------------------------------
      Gross profit................................       (9,130)        16,776        (6,585)       32,514

Operating expenses:
  Selling, general and administrative ............        9,483          7,552        16,481        14,535
  Goodwill amortization...........................            -            103             -           837
  Research and development........................       11,625         11,998        23,572        25,177
  Impairment and restructuring....................       35,939              -        35,939             -
                                                       ----------------------------------------------------
    Total operating expenses .....................       57,047        19,653         75,992        40,549
                                                       ----------------------------------------------------
      Operating loss..............................      (66,177)       (2,877)       (82,577)       (8,035)

Other expenses:
  Interest expense (income), net..................        1,682          (794)         2,610        (2,286)
  Other expense (income), net.....................            -        (5,890)        13,262        (5,890)
  Equity in net loss of unconsolidated affiliate..          851         3,668          1,228         7,800
                                                       ----------------------------------------------------
    Total other expenses (income).................        2,533        (3,016)        17,100          (376)

      Income (loss) before cumulative effect of
      a change in accounting principle............      (68,710)          139        (99,677)       (7,659)

Cumulative effect of a change in accounting
principle.........................................            -             -              -        (3,646)
                                                       ----------------------------------------------------
      Net income (loss)...........................     $(68,710)      $   139       $(99,677)     $(11,305)
                                                       ====================================================


Per share data: (see note 4)
Income (loss) per basic and diluted shares
before cumulative effect of a change
in accounting principle...........................     $  (1.88)      $  0.00       $  (2.74)     $  (0.22)
                                                       ====================================================
Net income (loss) per basic and diluted shares....     $  (1.88)      $  0.00       $  (2.74)     $  (0.33)
                                                       ====================================================

      The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                       EMCORE CORPORATION
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           As of March 31, 2002 and September 30, 2001
                                                (in thousands, except share data)

                                                                                                  As of               As of
                                                                                                March 31,         September 30,
                                      ASSETS                                                      2002                2001
                                                                                               -----------        -------------
                                                                                               (unaudited)
Current assets:
  Cash and cash equivalents.......................................................               $53,038            $71,239
  Marketable securities...........................................................                43,023             76,422
  Accounts receivable, net of allowance for doubtful accounts of  $3,740 and
     $1,139 at March 31, 2002 and September 30, 2001, respectively................                24,329             30,918

  Accounts receivable - related party.............................................                   485              2,161
  Inventories, net................................................................                33,413             47,382
  Prepaid expenses and other current assets.......................................                 3,018              4,471
                                                                                   ---------------------------------------------
       Total current assets.......................................................               157,306            232,593

Property, plant and equipment, net................................................               107,327            143,223
Goodwill, net.....................................................................                23,071              2,687
Investments in unconsolidated affiliate...........................................                 9,960              9,228
Intangible assets, net............................................................                 1,900                  -
Other assets, net.................................................................                10,909             15,822
                                                                                   ---------------------------------------------
       Total assets...............................................................              $310,473           $403,553
                                                                                   =============================================

                       LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................................................              $  8,030           $ 14,075
  Accrued expenses................................................................                11,665             13,533
  Advanced billings...............................................................                 4,350              3,715
  Capitalized lease obligation - current..........................................                    68                 57
                                                                                   ---------------------------------------------
       Total current liabilities..................................................                24,113             31,380
Convertible subordinated notes....................................................               175,000            175,000
Capitalized lease obligation, net of current portion..............................                    90                 46
                                                                                   ---------------------------------------------
       Total liabilities..........................................................               199,203            206,426

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.0001 par, 5,882,352 shares authorized, no shares
    outstanding...................................................................                     -                  -
   Common stock, no par value, 100,000,000 shares authorized, 36,621,190 shares issued and 36,601,362 outstanding at March 31, 2002; 35,617,303 shares
    issued and 35,597,475 outstanding at September 30, 2001.......................               333,326            327,559
   Accumulated deficit............................................................              (220,829)          (121,152)
   Accumulated other comprehensive loss...........................................                  (261)            (8,314)
   Shareholders' notes receivable.................................................                   (34)               (34)
   Treasury stock, at cost; 19,828 shares at March 31, 2002 and
      September 30, 2001..........................................................                  (932)              (932)
                                                                                   ---------------------------------------------
       Total shareholders' equity.................................................               111,270            197,127
                                                                                   ---------------------------------------------
       Total liabilities and shareholders' equity.................................              $310,473           $403,553
                                                                                   =============================================


                The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             EMCORE CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the six months ended March 31, 2002 and 2001
                                               (in thousands)
                                                (unaudited)

                                                                                 Six Months Ended March 31,
                                                                                ---------------------------
                                                                                   2002             2001
                                                                                ---------------------------
Cash flows from operating activities:
Net loss........................................................................ $(99,677)        $(11,305)
                                                                                ---------------------------
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization................................................    9,915            8,996
   Provision for doubtful accounts..............................................    1,469)             228
   Deferred gain on sale to unconsolidated affiliate............................        -              120
   Equity in net loss of unconsolidated affiliate...............................    1,228            7,800
   Compensatory stock issuances.................................................      379              439
   Impairment of equity investment..............................................   13,262                -
   Cumulative effect of a change in accounting principle........................        -            3,646
   Loss from impairment, restructuring charges and other charges................   50,443                -
   Decrease (increase) in assets:
            Accounts receivable - trade.........................................    2,522          (16,886)
            Accounts receivable - related parties...............................    1,676              460
            Inventories.........................................................    2,114          (13,088)
            Other current assets................................................    1,453           (3,416)
            Other assets........................................................     (565)          (5,181)
   Increase (decrease) in liabilities:
            Accounts payable....................................................   (6,044)           4,813
            Accrued expenses....................................................   (2,823)           1,631
            Advanced billings...................................................      635            4,330
            Other...............................................................      (41)           1,643
                                                                                ---------------------------
           Total adjustments....................................................   75,623           (4,465)
                                                                                ---------------------------
    Net cash used for operating activities......................................  (24,054)         (15,770)

Cash flows from investing activities:
Purchase of property, plant, and equipment......................................   (5,681)         (55,876)
Investments in unconsolidated affiliate.........................................   (1,960)          (2,382)
Proceeds from collection of notes receivable....................................    5,000                -
Cash paid for acquisition, net of cash acquired.................................  (25,084)          (1,707)
Proceeds from sales of marketable securities, net...............................   28,230           38,913
                                                                                ---------------------------
    Net cash provided by (used for) investing activities........................      505          (21,052)

Cash flows from financing activities:
Payments on capital lease obligations...........................................      (40)               9
Proceeds from exercise of stock options and employee stock purchase plan........    1,194            2,824
Proceeds from exercise of stock purchase warrants...............................    4,194               14
                                                                                ---------------------------
    Net cash provided by financing activities...................................    5,348            2,847

Net decrease in cash and cash equivalents.......................................  (18,201)         (33,975)
                                                                                ---------------------------

Cash and cash equivalents, beginning of period..................................   71,239           50,849
                                                                                ---------------------------
Cash and cash equivalents, end of period........................................ $ 53,038         $ 16,874
                                                                                ===========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest................................... $  4,576         $     21
                                                                                 ==========================

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                       EMCORE CORPORATION
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   For the years ended September 30, 2000 and 2001 and the six months ended March 31, 2002 (unaudited)
                                                         (in thousands)

                                                                           Accumulated
                                        Common    Common                      Other       Shareholders'                Total
                                        Stock     Stock     Accumulated   Comprehensive       Notes      Treasury  Shareholders'
                                        Shares    Amount      Deficit     Income (Loss)    Receivable     Stock       Equity
                                      ------------------------------------------------------------------------------------------
  Balance at September 30, 1999....     26,708   $152,426    ($83,256)              -       ($7,547)          -        $61,623
Net loss...........................                           (25,485)                                                 (25,485)
Unrealized gain on marketable                                                       5                                        5
securities.........................
                                                                                                                       ---------
  Comprehensive loss...............                                                                                    (25,480)
Preferred stock dividends..........                               (83)                                                     (83)
Accretion of redeemable preferred
stock to redemption value..........                               (40)                                                     (40)
Issuance of common stock
purchase warrants..................                   689                                                                  689
Issuance of common stock, net of
issuance cost of $8,500............      2,000    127,500                                                              127,500
Stock option exercise..............        506      2,197                                                                2,197
Stock purchase warrant
exercise...........................      1,996     10,874                                                               10,874
Conversion of convertible
preferred stock into common
stock..............................      2,060     14,193                                                               14,193
Compensatory stock issuances.......         23      1,401                                                                1,401
Conversion of subordinated notes
into common stock..................        682      5,500                                                                5,500
Treasury stock.....................         (3)                                                            (239)          (239)
Redemptions of shareholders'
notes receivable...................                                                           1,187                      1,187
                                      --------------------- ----------------------------------------------------------------------
  Balance at September 30, 2000....     33,972    314,780    (108,864)              5        (6,360)       (239)       199,322
Net loss...........................                           (12,288)                                                 (12,288)
Unrealized loss on marketable
securities.........................                                            (8,085)                                  (8,085)
Translation adjustment.............                                              (234)                                    (234)
                                                                                                                   ---------------
  Comprehensive loss...............                                                                                    (20,607)
Issuance of common stock in
connection with acquisitions.......         41      1,840                                                                1,840
Stock option exercise..............        438      3,247                                                                3,247
Stock purchase warrant exercise....      1,111      5,508                                                                5,508
Compensatory stock issuances.......         34      1,507                                                                1,507
Issuance of common stock -
Employee Stock Purchase
Plan...............................         17        677                                                                  677
Treasury stock.....................        (16)                                                            (693)          (693)
Redemptions of shareholders'
notes receivable...................                                                           6,326                      6,326
                                      ------------------------------------------------------------------------------------------
  Balance at September 30, 2001....     35,597    327,559    (121,152)         (8,314)          (34)       (932)       197,127
Net loss...........................                           (99,677)                                                 (99,677)
Impairment of equity investment....                                             7,667                                    7,667
Unrealized gains on marketable
securities.........................                                               427                                      427
Translation adjustment.............                                               (41)                                     (41)
                                                                                                                   ---------------
  Comprehensive loss...............                                                                                    (91,624)
Stock option exercise..............         97        633                                                                  633
Stock purchase warrant exercise....        823      4,194                                                                4,194
Compensatory stock issuances.......         36        379                                                                  379
Issuance of common stock -
Employee Stock Purchase
Plan...............................         48        561                                                                  561
                                      ------------------------------------------------------------------------------------------
  Balance at March 31, 2002........     36,601   $333,326   $(220,829)          $(261)         $(34)      $(932)      $111,270
                                      ==========================================================================================

                     The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Interim Financial Information and Description of Business

     The accompanying unaudited condensed consolidated financial statements of EMCORE Corporation ("EMCORE" or the "Company") reflect all adjustments considered necessary by management to present fairly EMCORE's consolidated financial position as of March 31, 2002, the consolidated results of operations for the six-month periods ended March 31, 2002 and 2001 and the consolidated cash flows for the six-month periods ended March 31, 2002 and 2001. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature unless otherwise noted. Prior period balances have been reclassified to conform with the current period financial statement presentation. The results of operations for the six-month period ended March 31, 2002 are not necessarily indicative of the results for the fiscal year ending September 30, 2002 or any future interim period.

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

NOTE 2.   Impairment and Restructuring Charges

     During the quarter ended March 31, 2002, EMCORE recorded pre-tax charges to income totaling $50.4 million, which included restructuring and impairment charges of $35.9 million and other charges of $14.5 million.

Restructuring Charges

     During the quarter, EMCORE continued a restructuring program, consisting of the appointment of a Chief Operating Officer, re-alignment of all engineering, manufacturing and sales/marketing operations, as well as workforce reductions. Included in the provision for restructuring and impairment charges are severance charges of $1.1 million related to employee termination costs for approximately 120 employees. The workforce was reduced in both of EMCORE's business segments. Since September 30, 2001, headcount has been reduced by approximately 167 employees, all of whom were entitled to termination benefits. Headcount as of March 31, 2002 was 700 employees, which included 72 employees hired in connection with the Tecstar acquisition; see Note 3. As of March 31, 2002, EMCORE paid out approximately $200,000 of employee termination costs, with the remaining $900,000 included in accounts payable. Management expects to complete its restructuring plan by the end of the third fiscal quarter of 2002 with all cash outlays for employee termination costs to have been completed by that time as well. Management does not believe that the restructuring program will have a material impact on revenues. Management expects that the actions described above will result in an estimated annual reduction in employee-related expense and cash flows of approximately $12.0 to 14.0 million.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  Impairment and Restructuring Charges (continued)

Impairment Charges

     EMCORE recorded $34.8 million of non-cash impairment charges related to its fixed assets during the second quarter of 2002. Of this charge, $11.3 million relates to certain manufacturing assets to be disposed of. Management has committed to a plan to dispose of these assets, through either abandonment or sale. Such decision was made based upon the continued downturn in the economic environment that affects certain business units, which caused these manufacturing assets to become idle. EMCORE expects to complete its disposal of these assets by December 31, 2002. The carrying value of this equipment before write-down to net realizable value was $11.5 million.

     The remainder of the impairment charge relates principally to EMCORE's electronic materials, electronic devices and fiber-optic business units. During the past two years, EMCORE has completed new facilities for these businesses in anticipation of expanding market prospects. Business forecasts updated in the second quarter indicated significantly diminished prospects for these units, primarily based on the downturn in the telecommunications industry. As a result of these circumstances, management determined that the long-lived assets of these operations should be assessed for impairment. Based on the outcome of this assessment pursuant to SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", EMCORE recorded a $23.5 million non-cash asset impairment charge to fixed assets in the second quarter of 2002. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows to be generated by these facilities.

     Of the impairment charges recorded in the second quarter, $4.0 million relates to EMCORE's systems business segment and $30.8 million relates to the materials business segment.

Other Charges

     EMCORE recorded a $11.9 million charge to cost of revenues in the quarter ended March 31, 2002. Consistent with the downturn in the markets served by EMCORE, management evaluated its inventory levels in light of actual and forecasted revenue. The inventory charge relates to reserves for excess inventory that EMCORE believes it is carrying as a result of the market conditions. EMCORE will continue to monitor its reserves and to the extent that inventories that have been reserved as excess are ultimately sold, such amounts will be disclosed in the future.

     Included in selling, general, and administrative expense is a $2.6 million charge principally related to a loss provision for accounts receivable for customers whose current financial condition and payment history indicate payment is doubtful.

Investment Charge

     The Uniroyal Technology Corporation, Inc. (UTCI) common stock received in August 2001 is classified by EMCORE as an available-for-sale security with any unrealized gains and losses being recorded as a component of accumulated other comprehensive loss in shareholders' equity. In the quarter ended December 31, 2001, management evaluated the relevant facts and circumstances, including the current fair market value of UTCI common stock, and determined that an other-than-temporary impairment of the investment existed. Accordingly, EMCORE took a charge of $13.3 million to establish a new cost basis for the UTCI common stock, which was recorded as other expense in the consolidated Statement of Operations.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  Acquisition

     On March 14, 2002, EMCORE acquired certain assets of the Applied Solar Division of Tecstar, Inc. and Tecstar Power Systems, Inc ("Tecstar"). This acquisition will vertically integrate all aspects of satellite solar panel construction within EMCORE and enable the Company to further penetrate the satellite communications market. The total cash purchase price, including related acquisitions costs, was approximately $25.1 million. The results of operations from this acquisition have been included in EMCORE's consolidated results of operations from the acquisition closing date. The preliminary purchase price allocation has been estimated as follows:

           Property and equipment                     $2,242
           Other assets                                  558
           Goodwill                                   20,384
           Intellectual property                       1,900
                                                      ------
           Total                                     $25,084
                                                     =======

     Management expects to finalize the purchase price allocation during the third quarter of fiscal 2002.

NOTE 4.  Earnings Per Share

     EMCORE accounts for earnings per share under the provision of SFAS No. 128 "Earnings per Share." Basic earnings per common share was calculated by dividing net income (loss) by the weighted average number of common stock shares outstanding during the period. With the exception of the three-month period ended March 31, 2001, the effect of outstanding common stock purchase options, warrants and shares issuable upon conversion of convertible subordinated debt have been excluded from the diluted weighted average share calculation since the effect of such securities is anti-dilutive. The following table reconciles the number of shares utilized in the earnings per share calculations.

(in thousands, except per share data)                                       For the three months        For the six months
                                                                              ended March 31,            ended March 31,
                                                                             2002          2001         2002         2001
                                                                             ----          ----         ----         ----

Income (loss) before cumulative effect of a change in accounting
principle..........................................................        $(68,710)     $   139      $(99,677)   $ (7,659)
    Cumulative effect of a change in accounting principle..........               -            -             -      (3,646)
                                                                           ---------     --------     ---------   ---------
Net income (loss) attributable to common shareholders..............        $(68,710)     $   139      $(99,677)   ($11,305)
                                                                           =========     ========     =========   =========
---------------------------------------------------------------------------------------------------------------------------
Weighted average of outstanding common shares - basic..............          36,567       34,319        36,399      34,158
    Effect of dilutive securities:
       Stock options, warrants and shares issuable upon
       conversion of convertible notes.............................               -        4,067             -           -
                                                                           ---------     --------     ---------   ---------
Weighted average of outstanding common shares - diluted............          36,567       38,386        36,399      34,158
                                                                           =========     ========     =========   =========
---------------------------------------------------------------------------------------------------------------------------
Income (loss) per basic and diluted share before cumulative
effect of a change in accounting principle.........................         $ (1.88)     $  0.00      $  (2.74)   $  (0.22)
                                                                           =========     ========     =========   =========
Income (loss) per basic and diluted share - Cumulative effect
of a change in accounting principle................................               -            -             -    $  (0.11)
                                                                           ---------     --------     ---------   ---------
Net income (loss) per basic and diluted share......................         $ (1.88)     $  0.00      $  (2.74)   $  (0.33)
                                                                           =========     ========     =========   =========

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  Inventories

     The components of inventories consisted of the following:

       (in thousands)
                                        As of                     As of
                                   March 31, 2002          September 30, 2001
                                ----------------------    ----------------------

Raw materials                                 $21,578                   $32,795
Work-in-process                                 8,923                    10,161
Finished goods                                  2,912                     4,426
                                ----------------------    ----------------------

             Total                            $33,413                   $47,382
                                ======================    ======================

NOTE 6.  Debt Facilities

     In March 2001, EMCORE entered into a $20.0 million Amended and Restated Revolving Loan and Security Agreement with a bank. There have been no borrowings under this facility since inception and management had no plans to use this facility. EMCORE canceled this facility in May 2002.


NOTE 7.  Joint Venture

     In May 1999, General Electric Lighting and EMCORE formed GELcore, a joint venture to develop and market High Brightness Light-Emitting Diode (HB LED) lighting products. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. Under the terms of the joint venture agreement, EMCORE has a 49% non-controlling interest in the GELcore venture and accounts for its investment under the equity method of accounting. For the six-month periods ended March 31, 2002 and 2001, EMCORE recognized a loss of $1.2 million and $2.2 million, respectively, related to this joint venture which has been recorded as a component of other income and expense. As of March 31, 2002, the Company's net investment in this joint venture amounted to approximately $10.0 million.

NOTE 8.  Related Party

     The President of Hakuto Co. Ltd. (Hakuto), the Company's Asian distributor, is a member of EMCORE's Board of Directors and Hakuto is a minority shareholder of EMCORE. During the three-month periods ended March 31, 2002 and 2001, sales made through Hakuto amounted to approximately $0.3 million and $5.1 million, respectively. During the six-month periods ended March 31, 2002 and 2001, sales made through Hakuto amounted to approximately $1.0 million and $7.8 million, respectively.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9.  Recent Accounting Pronouncements

     In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, will cease upon adoption of this statement. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". EMCORE adopted SFAS No. 142 on October 1, 2001 and completed its transition test for impairment during the quarter ended March 31, 2002. No impairment adjustment was deemed necessary by management. Had SFAS No. 142 been in effect for the three and six months ended March 31, 2001, EMCORE's net loss for those periods would have decreased by $103,000 or $0.00 per share and $837,000 or $0.02 per share, respectively.

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

     The information provided herein may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events that involve risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," believes," and "estimates," and variations of these words and similar expressions, identify these forward-looking statements. These forward-looking statements include, without limitation, (a) any statements or implications regarding EMCORE's ability to remain competitive and a leader in its industry, and the future growth of EMCORE, the industry and the economy in general; (b) statements regarding the expected level and timing of benefits to EMCORE from its current restructuring and realignment efforts, including (i) expected cost reductions and their impact on EMCORE's financial performance, (ii) expected improvement to EMCORE's product and technology development programs, and (iii) the belief that the restructuring and realignment efforts will position EMCORE well in the current business environment and prepare it for future growth with increasingly competitive new product offerings and long-term cost structure; (c) statements regarding the anticipated cost of the restructuring and realignment efforts; (d) statements regarding the anticipated charges to be recorded by EMCORE to reduce the carrying value of excess and obsolete inventory and doubtful accounts; and (e) any and all guidance provided by EMCORE regarding its expected financial performance in current or future periods, including, without limitation, with respect to anticipated revenues for the second quarter of Fiscal 2002. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation, the following: (1) EMCORE's restructuring and realignment efforts may not be successful in achieving their expected benefits, may be insufficient to align EMCORE's operations with customer demand and the changes affecting our industry, or may be more costly than currently anticipated; (2) due to the current economic slowdown, in general, and setbacks in our customers' businesses, in particular, our ability to predict EMCORE's financial performance for future periods is far more difficult than in the past; and (3) other risks and uncertainties described in EMCORE's filings with the Securities and Exchange Commission such as cancellations, rescheduling or delays in product shipments; manufacturing capacity constraints; lengthy sales and qualification cycles; difficulties in the production process; changes in semiconductor industry growth, increased competition, delays in developing and commercializing new products, and other factors. The forward-looking statements contained in this Form 10-Q are made as of the date hereof and EMCORE does not assume any obligation to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

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

     Growth in our industry is driven by the widespread deployment of fiber optic networks, introduction of new wireless networks and services, rapid build-out of satellite communication systems, increasing use of more power efficient lighting sources, increasing use of electronics in automobiles and emergence of advanced consumer electronic applications. In addition, the demands for higher volumes of a broad range of higher performance devices have resulted in manufacturers increasingly outsourcing their needs for compound semiconductor wafers and devices. Our expertise in materials science and process technology provides us with a competitive advantage to manufacture compound semiconductor wafers and devices in high volumes.

Wafers and Devices

     EMCORE offers a broad array of compound semiconductor wafers and devices, including optical devices, such as VCSELs and photodetectors used in high-speed data communications and telecommunications networks, radio frequency materials (RF materials) employed in mobile communications products such as wireless modems and handsets, solar cells and panels used to power commercial and military satellites, high brightness light-emitting diodes (HB LEDs) used for several lighting markets, and magneto resistive sensors (MR sensors) used for various automotive applications.

     o Solar Cells and Panels. Solar panels are typically the largest single cost component of a satellite. Our compound semiconductor solar cells, which are used to power commercial and military satellites, have achieved industry-leading efficiencies. Solar cell efficiency dictates the electrical power of the satellite and bears upon the weight and launch costs of the satellite. With the Tecstar acquisition, EMCORE has fully integrated the production of solar panels using EMCORE's solar cells.

     o Optical Components and Modules. Our family of VCSELs and VCSEL array transceiver and transponder products, as well as our photodiode array components, serve the rapidly growing high-speed data communications network and telecommunications markets, including the Gigabit Ethernet, FibreChannel, Infiniband, and Very Short Reach OC-192, the emerging Very Short Reach OC-768 and related markets. Our strategy is to manufacture high cost optical components and subassemblies in-house, using our proprietary technologies, to reduce the overall cost of our transceiver and transponder modules.

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

Production Systems

     EMCORE is a leading provider of compound semiconductor technology processes and MOCVD production tools. We believe that our proprietary TurboDisc deposition technology makes possible one of the most cost-effective production processes for the commercial volume manufacture of high-performance compound semiconductor wafers and devices, which are integral to solid state lighting and global communications applications.

Customers

     Our customers include Agilent Technologies Ltd., Anadigics Inc., Boeing-Spectrolab, General Motors Corp., Honeywell International Inc., Infineon Technologies AG, Loral Space & Communications Ltd., Lucent Technologies, Inc., LumiLeds Lighting, Motorola, Inc., Nortel Networks Corp., Siemens AG's Osram GmbH subsidiary, TriQuint Semiconductor, Inc. and more than a dozen of the largest electronics manufacturers in Japan.

Recent Corporate Developments and Highlights

     In April 2002, EMCORE signed an agreement to supply high quality GaN HEMT (gallium nitride high electron mobility transistor) epitaxial wafers to Rockwell Scientific Company. EMCORE's epiwafers will be used to design HEMT power amplifiers (PAs) offering the level of performance required for high-power applications in the wireless RF design, military, and automotive industries.

     In March 2002, EMCORE completed the Tecstar acquisition. This acquisition will vertically integrate all aspects of satellite solar panel construction within EMCORE and enable the Company to further penetrate the satellite communications market. The combination of EMCORE's industry-leading solar cell technology and Tecstar's proven flight heritage dating back to 1958 will afford EMCORE many new opportunities in fiscal year 2002 and beyond.

     In March 2002, EMCORE announced the sale of two Discovery LDM (laser diode machine) production tools to Nova Crystals. The EMCORE materials production platform is the best technology on the market for achieving the device results required to produce high-quality PICSELsTM.

     In January 2002, EMCORE signed a multi-source agreement with Picolight, Inc. for the manufacture and supply of connectorized 12 channel parallel optical modules operating at up to 2.7 gigabits per second (Gbps) per channel. These parallel optical modules, which are electrically, optically and mechanically compatible, will help alleviate data congestion in networking equipment. The agreement provides customers the assurance of multiple, reliable sources for the modules.

Recent Product Developments

     In addition, during the quarter ended March 31, 2002:

     o EMCORE expanded its optical device product portfolio with the commercial availability of two new 1310 nm, high speed, high performance PIN diodes designed for use in OC-48 and OC-192 data and telecom applications. The 2.5 GHz, 1X12 PIN diode array and 10 GHz PIN diode singlet offer significant cost savings as a result of their minimal packaging requirements;

     o EMCORE launched its first 10 Gbps Serial TOSA (Transmitter Optical Subassembly) and ROSA (Receiver Optical Subassembly) packaged sub-assemblies for short reach OC-192 data and telecommunications applications;

     o EMCORE announced the availability of its new 10 Gbps small form factor transponder, the MTR9500, which provides very short reach (VSR) interconnections for enterprise networks and Internet backbones at SONET OC-192 rates (nominally 10 Gbps). The 300-pin transponder, which is compliant with the Optical Internetworking Forum's VSR4-1 Implementation Agreement, provides all the functionality of EMCORE's original MTR8500 VSR4-1 transponder at half the size;

     o EMCORE announced the release of its new 12 lane by 3.3 Gbps high-speed parallel fiber optic array transmitter and receiver modules. Delivering an aggregate bandwidth of 40 Gbps, the new transmitters and receivers from EMCORE excel in short-haul applications including high-speed logic-logic data links, optical backplanes, ganged serial connections (12 X OC-48) and board-to-board and shelf-to-shelf high-speed interconnects.

Results of Operations

     The following table sets forth the condensed consolidated Statement of Operations data of EMCORE expressed as a percentage of total revenues for the three and six months ended March 31, 2002 and 2001:

Statements of Operations Data:

                                                      For the three months       For the six months
                                                        ended March 31,            ended March 31,
                                                        2002         2001         2002         2001
                                                        ----         ----         ----         ----
Revenues......................................          100.0%      100.0%       100.0%        100.0%
Cost of revenues..............................          139.6%       62.6%       115.6%         61.3%
                                                        ---------------------------------------------
           Gross Profits......................          (39.6)%      37.4%       (15.6)%        38.7%

Operating expenses:
    Selling, general and administrative.......           41.1%       16.8%        39.0%         17.3%
    Goodwill amortization.....................            -           0.2%         -             1.0%
    Research and development..................           50.3%       26.8%        55.8%         30.0%
    Impairment and restructuring..............          155.7%        -           85.2%          -
                                                       -----------------------------------------------
       Total operating expenses...............          247.1%       43.8%       180.0%         48.3%
                                                       -----------------------------------------------
           Operating loss.....................         (286.7%)      (6.4%)     (195.6)%        (9.6)%

Other expenses:
    Interest expense (income), net............            7.3%       (1.8)%        6.2%         (2.7)%
    Other expense (income)....................            -         (13.1)%       31.4%         (7.0)%
    Equity in net loss of unconsolidated
    affiliate.................................            3.7%        8.2%         2.9%          9.3%
                                                       -----------------------------------------------
       Total other expenses (income)..........           11.0%       (6.7)%       40.5%         (0.4)%

           Income (loss) before cumulative
           effect of a change in accounting
           principle..........................         (297.7)%       0.3%      (236.1)%        (9.2)%
                                                       -----------------------------------------------

Cumulative effect of a change in accounting
principle.....................................            -           -            -            (4.3)%
                                                       -----------------------------------------------

           Net income (loss)..................         (297.7)%       0.3%      (236.1)%       (13.5)%
                                                       -----------------------------------------------

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

                           For the three months ended March 31,    For the six months ended March 31,
                                2002                  2001              2002                2001
--------------------- ------------- -------- ----------- -------- ----------- -------- ----------- --------
Region:                    Revenue     %        Revenue     %        Revenue     %        Revenue     %
                           -------     -        -------     -        -------     -        -------     -

  North America            $18,889    82%       $18,361    41%       $31,877    76%       $43,611    52%
  Asia                       2,063    9%         24,996    56%         4,794    11%        36,980    44%
  Europe                     2,126    9%          1,468    3%          5,544    13%         3,324    4%
--------------------- ------------- -------- ----------- -------- ----------- -------- ----------- --------
          TOTAL            $23,078   100%       $44,825   100%       $42,215   100%       $83,915   100%
                           =======   ====       =======   ====       =======   ====       =======   ====

     EMCORE has two reportable operating segments: the systems-related business unit and the materials-related business unit. The systems-related business unit designs, develops and manufactures tools and manufacturing processes used to fabricate compound semiconductor wafers and devices. This business unit assists customers with device design, process development and optimal configuration of TurboDisc production systems. Revenues for the systems-related business unit consist of sales of EMCORE's TurboDisc production systems as well as spare parts and services related to these systems. The materials-related business unit designs, develops and manufactures compound semiconductor materials. Revenues for the materials-related business unit include sales of semiconductor wafers, devices, packaged devices, modules, solar panels and process development technology. EMCORE's vertically integrated product offering allows it to provide a complete compound semiconductor solution to its customers. The segments reported are the segments of EMCORE for which separate financial information is available and for which gross profit amounts are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. There are no intercompany sales transactions between the two operating segments.

Comparison of the three and six-month periods ended March 31, 2002 and 2001

     Revenues. EMCORE's quarterly revenues decreased 49% or $21.7 million from $44.8 million for the three months ended March 31, 2001 to $23.1 million for the three months ended March 31, 2002. For the six- month periods ended March 31, 2002 and 2001, revenues decreased 50% or $41.7 million from $83.9 million in the prior year to $42.2 million. The decline in revenues was a result of decreased demand experienced within EMCORE's systems-related product line. The current economic climate has reduced capital spending dramatically during the past year, particularly in the data and telecommunication sectors, where EMCORE has traditionally sold a significant portion of equipment and material-related products.

     For the three months ended March 31, 2002 and 2001, systems-related revenues decreased 85% or $25.1 million from $29.4 million reported in the prior year to $4.3 million. The number of MOCVD production systems shipped during the three-month periods decreased 92% from 24 systems in 2001 to 2 systems in 2002. For the six months ended March 31, 2002 and 2001, systems-related revenues decreased 74% or $40.6 million from $55.2 million reported in the prior year to $14.6 million. The number of MOCVD production systems shipped during the six-month periods decreased 88% from 41 systems in 2001 to 5 systems in 2002. Average selling prices of MOCVD production tools has also dropped from an average of $1.5 million in fiscal year 2001 to $1.3 million in fiscal year 2002. Cancellations and pushed-out delivery dates in previous quarters are the main reasons for the decrease in systems-related revenues.

     For the three months ended March 31, 2002 and 2001, materials-related revenues increased 21% or $3.3 million from $15.4 million reported in the prior year to $18.7 million. On a product line basis, sales of solar cell products increased $5.5 million or 101%, electronic materials and devices decreased $0.5 million or 9%, and optical devices and components decreased $1.7 million or 41%, from the prior year. For the six months ended March 31, 2002 and 2001, materials-related revenues decreased 4% or $1.1 million from $28.7 million reported in the prior year to $27.6 million. On a product line basis, sales of solar cell products increased $3.0 million or 31%, electronic materials and devices decreased $1.3 million or 11%, and optical devices and components decreased $2.8 million or 43%, from the prior year.

     As a percentage of revenues, systems and materials-related revenues accounted for 19% and 81%, respectively, for the quarter ended March 31, 2002, and 66% and 34%, respectively, for the quarter ended March 31, 2001. For the six-month periods, systems and materials-related revenues accounted for 35% and 65% in fiscal year 2002, and 66% and 34% in fiscal year 2001. International sales accounted for 18% of revenues for the quarter ended March 31, 2002 and 59% of revenues for the quarter ended March 31, 2001. For the six-month periods, international sales accounted for 24% of revenues in fiscal year 2002 and 48% of revenues in fiscal year 2001.

     Gross Profit. EMCORE's quarterly gross profit decreased 154% or $25.9 million from $16.8 million for the quarter ended March 31, 2001 to $(9.1) million for the quarter ended March 31, 2002. For the six- month periods ended March 31, 2002 and 2001, gross profit decreased 120% or $39.1 million from $32.5 million to $(6.6) million. The decline in gross profit was primarily related to $11.9 million of inventory write-down charges and unabsorbed overhead expenses due to decreased revenues. During the past two years, EMCORE completed new facilities for its businesses in anticipation of expanding market prospects. EMCORE has a significant amount of fixed expenses relating to capital equipment and manufacturing overhead in its new facilities where materials-related products are manufactured. Lower than forecasted materials-related revenues causes these fixed expenses to be allocated across reduced production volumes, which adversely affected gross profit and margins.

     For the three months ended March 31, 2002 and 2001, gross profit earned on systems-related revenues decreased 121% or $14.6 million from $12.1 million earned in the prior year to $(2.5) million. For the six months ended March 31, 2002 and 2001, gross profit earned on systems-related revenues decreased 90% or $20.7 million from $23.1 million earned in the prior year to $2.4 million. For the six months ended March 31, 2002 and 2001, gross margins for systems-related revenues decreased from 42% to 16%. This decrease is due primarily to the decrease in sales of MOCVD production systems and specific inventory write-down charges of $4.2 million.

     For the three months ended March 31, 2002 and 2001, gross profit earned on materials-related revenues decreased 242% or $11.3 million from $4.7 million earned in the prior year to ($6.6) million. For the six months ended March 31, 2002 and 2001, gross profit earned on materials-related revenues decreased 195% or $18.3 million from $9.4 million earned in the prior year to ($8.9) million. For the six months ended March 31, 2002 and 2001, gross margins for materials-related revenues decreased from 33% to (33%). This decrease is due primarily to unabsorbed overhead expenses and specific inventory write-down charges of $7.7 million.

     Selling, General and Administrative. EMCORE's quarterly selling, general and administrative expenses increased 26% or $1.9 million from $7.6 million for the three months ended March 31, 2001 to $9.5 million for the three months ended March 31, 2002. For the six-month periods ended March 31, 2002 and 2001, selling, general and administrative expenses increased 13% or $1.9 million from $14.5 million to $16.4 million. The increase in selling, general and administrative expenses was primarily related to a $2.6 million additional receivable reserve for doubtful accounts. Excluding this charge, selling, general and administrative expenses for the quarter decreased 9%. As a percentage of revenue, selling, general and administrative expenses increased from 17% for the six months ended March 31, 2001 to 39% for the six months ended March 31, 2002 as a result of lower revenues. In fiscal year 2002, management expects selling, general and administrative expenses to decrease approximately 10% on an annual basis as a result of implemented cost control and restructuring programs.

     Goodwill Amortization. During the three months ended December 31, 2000, EMCORE amortized $0.7 million, the remaining portion of goodwill related to the acquisition of MicroOptical Devices, Inc. In January 2001, EMCORE purchased Analytical Solutions, Inc. and Training Solutions, Inc. and allocated approximately $3.1 million to goodwill. In March 2002, EMCORE acquired Tecstar, Inc.'s Applied Solar Division. The preliminary purchase price allocation estimates $20.4 million for goodwill. Management expects to finalize the purchase price allocation during the third quarter of fiscal 2002.

     In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, would cease upon adoption of this statement. EMCORE adopted SFAS No. 142 on October 1, 2001 and completed its transition test for impairment during the quarter ended March 31, 2002. No impairment adjustment was deemed necessary by management. Had SFAS No. 142 been in effect for the three and six months ended March 31, 2001, EMCORE's net loss for those periods would have decreased by $103,000 or $0.00 per share and $837,000 or $0.02 per share, respectively.

     Research and Development. EMCORE's quarterly research and development expenses decreased 3% or $0.4 million from $12.0 million for the three months ended March 31, 2001 to $11.6 million for the three months ended March 31, 2002. For the six- month periods ended March 31, 2002 and 2001, research and development expenses decreased 6% or $1.6 million from $25.2 million to $23.6 million. As a percentage of revenue, research and development expenses increased from 30% for the six months ended March 31, 2001 to 56% for the six months ended March 31, 2002 as a result of lower revenues. To maintain growth and to continue to pursue market leadership in materials science technology, management expects to continue to invest a significant amount of its resources in research and development. In fiscal year 2002, management expects research and development expenses to decrease approximately 20% on an annual basis, due to the deferral or elimination of certain non-critical projects.

     Impairment and Restructuring Charges. During the quarter ended March 31, 2002, EMCORE recorded pre-tax charges to income totaling $50.4 million, which included restructuring and impairment charges of $35.9 million and other charges of $14.5 million.

Restructuring Charges

     During the quarter, EMCORE continued a restructuring program, consisting of the appointment of a Chief Operating Officer, re-alignment of all engineering, manufacturing and sales/marketing operations, as well as workforce reductions. Included in the provision for restructuring and impairment charges are severance charges of $1.1 million related to employee termination costs for approximately 120 employees. The workforce was reduced in both of EMCORE's business segments. Since September 30, 2001, headcount has been reduced by approximately 167 employees, all of whom were entitled to termination benefits. Headcount as of March 31, 2002 was 700 employees, which included 72 employees hired in connection with the Tecstar acquisition. As of March 31, 2002, EMCORE paid out approximately $200,000 of employee termination costs, with the remaining $900,000 included in accounts payable. Management expects to complete its restructuring plan by the end of the third fiscal quarter of 2002 with all cash outlays for employee termination costs to have been completed by that time as well. Management does not believe that the restructuring program will have a material impact on revenues. Management expects that the actions described above will result in an estimated annual reduction in employee-related expense and cash flows of approximately $12.0 to 14.0 million.

Impairment Charges

     EMCORE recorded $34.8 million of non-cash impairment charges related to its fixed assets during the second quarter of 2002. Of this charge, $11.3 million relates to certain manufacturing assets to be disposed of. Management has committed to a plan to dispose of these assets, through either abandonment or sale. Such decision was made based upon the continued downturn in the economic environment that affects certain business units, which caused these manufacturing assets to become idle. EMCORE expects to complete its disposal of these assets by December 31, 2002. The carrying value of this equipment before write-down to net realizable value was $11.5 million.

     The remainder of the impairment charge relates principally to EMCORE's electronic materials, electronic devices and fiber-optic business units. During the past two years, EMCORE has completed new facilities for these businesses in anticipation of expanding market prospects. Business forecasts updated in the second quarter indicated significantly diminished prospects for these units, primarily based on the downturn in the telecommunications industry. As a result of these circumstances, management determined that the long-lived assets of these operations should be assessed for impairment. Based on the outcome of this assessment pursuant to SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", EMCORE recorded a $23.5 million non-cash asset impairment charge to fixed assets in the second quarter of 2002. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows to be generated by these facilities.

     Of the impairment charges recorded in the second quarter, $4.0 million relates to EMCORE's systems business segment and $30.8 million relates to the materials business segment.

     Interest Income/Expense. For the quarter ended March 31, 2002, net interest changed $2.5 million from net interest income of $0.8 million to net interest expense of $1.7 million. For the six months ended March 31, 2002, net interest changed $4.9 million from net interest income of $2.3 million to net interest expense of $2.6 million. The decrease in interest income is a result of interest expense being incurred from the 5% convertible subordinated notes due in May 2006 offset by lower interest rates on decreased investment amounts in marketable securities.

     Other Expense. In August 2001, EMCORE received common stock in Uniroyal Technology Corporation (UTCI) which is classified as an available-for-sale security with any unrealized gains and losses being recorded as a component of comprehensive income in shareholders' equity. During the quarter ended December 31, 2001, management determined that an other-than-temporary impairment of the investment existed. Accordingly, EMCORE took a charge of $13.3 million to establish a new cost basis for the UTCI common stock, which was recorded as other expense. Other income for the three months ended March 31, 2001 included a net gain of $5.9 million related to the settlement of litigation.

     Equity in Unconsolidated Affiliate. Because EMCORE does not have a controlling economic and voting interest in its joint venture with General Electric Lighting, EMCORE accounts for it under the equity method of accounting. For the three and six months ended March 31, 2002, EMCORE incurred a net loss of $0.9 million and $1.2 million, respectively, related to the GELcore joint venture. For the three and six months ended March 31, 2001, EMCORE incurred a net loss of $0.9 million and $2.2 million, respectively, related to the GELcore joint venture. For the three and six months ended March 31, 2001, EMCORE also incurred a net loss of $2.8 million and $5.6 million related to the Uniroyal joint venture.

     Income Taxes. As a result of its losses, EMCORE did not incur any income tax expense in both the three and six-month periods ended March 31, 2002 and 2001.

Liquidity and Capital Resources

     EMCORE has funded operations to date through sales of equity, bank borrowings, subordinated debt and revenues from product sales. In May 2001, EMCORE issued $175.0 million of 5% convertible subordinated notes due in May 2006. In March 2000, EMCORE completed an additional public offering and raised approximately $127.5 million, net of issuance costs. In June 1999, EMCORE completed a secondary public offering and raised approximately $52.0 million, net of issuance costs. As of March 31, 2002, EMCORE had working capital of approximately $133.2 million, including $96.1 million in cash, cash equivalents and marketable securities.

     Cash used for operating activities approximated $24.1 million during the six months ended March 31, 2002 primarily because of EMCORE's net loss of $99.7 million offset by the non-cash charges related to impairment and restructuring charges on fixed assets and marketable securities of $63.7 million and depreciation and amortization charges of $9.9 million. For the six months ended March 31, 2002, net cash provided by investment activities amounted to approximately $0.5 million. EMCORE's net investment in marketable securities deceased by $28.2 million which represents proceeds from sales of marketable securities of $33.5 million offset by $5.3 million relating to the impairment charge on UTCI stock. In March 2002, EMCORE completed the Tecstar acquisition at a total cost of $25.1 million. Capital expenditures for the six months ended totaled $5.7 million and in November 2001 EMCORE made a $2.0 million capital contribution to GELcore. Net cash provided by financing activities for the six months ended March 31, 2002 amounted to approximately $5.3 million of which $4.2 million related to the exercise of warrants.

     In March 2001, EMCORE entered into a $20.0 million Amended and Restated Revolving Loan and Security Agreement with a bank. There have been no borrowings under this facility since inception and management had no plans to use this facility. EMCORE canceled this facility in May 2002.

     EMCORE believes that its current liquidity should be sufficient to meet its cash needs for working capital through fiscal year 2002. However, if cash generated from operations and cash on hand are not sufficient to satisfy EMCORE's liquidity requirements, EMCORE will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to EMCORE. If EMCORE is required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures will be severely limited. Such a limitation could have a material adverse effect on EMCORE's business, financial condition or operations.

Critical Accounting Policies

     The preparation of financial statements requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The significant accounting policies which we believe are the most critical to the understanding of reported financial results include the following:

     o    Accounts  Receivable  -  EMCORE  maintains   allowances  for  doubtful
          accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, additional allowances may be required;

     o Inventories - Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. EMCORE provides estimated inventory allowances for obsolete and excess inventory based on assumptions about future demand and market conditions. If future demand or market conditions are different than those projected by management, adjustments to inventory allowances may be required;

     o Impairment of Long-lived Assets - The carrying amount of long-lived assets are reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that suggest impairment. EMCORE records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. Management's estimates of future cash flows are based upon EMCORE's current operating forecast, which is believed to be reasonable. However, different assumptions regarding such cash flows could materially affect these estimates;

     The impact and any associated risks relating to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

Recent Accounting Pronouncements

     In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, will cease upon adoption of this statement. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". EMCORE adopted SFAS No. 142 on October 1, 2001 and completed its transition test for impairment during the quarter ended March 31, 2002. No impairment adjustment was deemed necessary by management. Had SFAS No. 142 been in effect for the three and six months ended March 31, 2001, EMCORE's net loss for those periods would have decreased by $103,000 or $0.00 per share and $837,000 or $0.02 per share, respectively.

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


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted to a vote of shareholders at the Company's 2002 Annual Meeting of Shareholders held February 28, 2002:

          a) Election of Directors:

                                               Number of shares
                                          For                    Withheld
            Thomas J. Russell         32,022,673                 1,051,034
            Reuben F. Richards, Jr.   28,754,162                 4,319,545
            John J. Hogan, Jr.        32,019,919                 1,053,788

          b) Ratify selection of Deloitte & Touche LLP as independent auditors of the Company for fiscal year ended September 30, 2002.

          Number of shares:  For: 32,962,113  Against: 99,131  Abstain: 12,463

     ITEM 5. OTHER INFORMATION

          Not applicable.


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  List of Exhibits:

               10.1 Transition Agreement and Release, dated as of March 29, 2002, between EMCORE Corporation and Paul Rotella.

               10.2 Severance Agreement and Release, dated as of April 18, 2002, between EMCORE Corporation and Craig Farley.

          (b)  Reports on Form 8-K:

               Form 8-K dated February 6, 2002; announcing that EMCORE entered into an asset purchase agreement relating to the acquisition of the Applied Solar Division of Tecstar, Inc. and Tecstar Power Systems, Inc.

               Form 8-K dated March 14, 2002; announcing that EMCORE acquired the Applied Solar Division of Tecstar, Inc and Tecstar Power Systems, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EMCORE CORPORATION


Date:     May 15, 2002             By: /s/Reuben F. Richards, Jr.
                                      ------------------------------------------
                                      Reuben F. Richards, Jr.
                                      President and Chief Executive Officer

Date:  May 15, 2002                By: /s/Thomas G. Werthan
                                      ------------------------------------------
                                      Thomas G. Werthan
                                      Vice President and Chief Financial Officer