Form 10-Q
period 2002-06-30
EMCORE CORP
filed 2002-08-14
CIK 808326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 (Mark one):


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:[X] No:[ ]

     The number of shares of the registrant's common stock, no par value, outstanding as of August 1, 2002 was 36,727,520.

ITEM 1.  Financial Statements


                                                   EMCORE CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               For the three and nine months ended June 30, 2002 and 2001
                                       (in thousands, except per share data)
                                                   (unaudited)

                                                        Three Months Ended            Nine Months Ended
                                                             June 30,                      June 30,
                                                       --------------------          --------------------
                                                         2002        2001             2002          2001
Revenues:
   Systems-related...............................      $ 9,910      $38,711          $24,546       $93,915
   Materials-related.............................       10,365       13,941           37,944        42,652
                                                       ---------------------------------------------------
       Total revenues............................       20,275       52,652           62,490       136,567

Cost of revenues:
   Systems-related...............................        6,859       20,932           19,123        53,011
   Materials-related.............................       10,889        9,694           47,425        29,016
                                                       ---------------------------------------------------
       Total cost of revenues....................       17,748       30,626           66,548        82,027
                                                       ---------------------------------------------------

         Gross profit (loss).....................        2,527       22,026          (4,058)        54,540

Operating expenses:
   Selling, general and administrative ..........        6,522        7,096           23,003        21,631
   Goodwill amortization.........................            -          155                -           992
   Research and development......................        9,398       13,889           32,970        39,066
   Impairment and restructuring..................            -            -           35,939             -
                                                       ---------------------------------------------------
       Total operating expenses..................       15,920       21,140           91,912        61,689
                                                       ---------------------------------------------------

         Operating profit (loss).................      (13,393)          886         (95,970)       (7,149)

Other expenses:
  Interest expense (income), net.................        1,761         (68)            4,371        (2,354)
  Other expense (income), net....................            -            -           13,262        (5,890)
  Equity in net loss of unconsolidated affiliate.          769        2,725            1,997        10,525
                                                       ----------------------------------------------------
      Total other expenses.......................        2,530        2,657           19,630         2,281
                                                       ----------------------------------------------------

         Loss before cumulative effect of a change
         in accounting principle.................      (15,923)      (1,771)        (115,600)       (9,430)

Cumulative effect of a change in accounting
principle........................................            -            -                -        (3,646)
                                                       ----------------------------------------------------

         Net loss................................     $(15,923)     $(1,771)       $(115,600)     $(13,076)
                                                      =====================================================


Per share data: (see note 5)
Loss per basic and diluted shares before
  cumulative effect of a change in accounting
  principle.......................................      $(0.43)      $(0.05)          $(3.17)       $(0.28)
                                                      =====================================================

Net loss per basic and diluted shares.............      $(0.43)      $(0.05)         $(3.17)       $(0.38)
                                                      =====================================================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                    EMCORE CORPORATION
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        As of June 30, 2002 and September 30, 2001
                                             (in thousands, except share data)
                                                                                           As of          As of
                                                                                         June 30,      September 30,
                                      ASSETS                                                2002           2001
                                                                                   ------------------- -------------
                                                                                        (unaudited)
Current assets:
  Cash and cash equivalents.......................................................      $54,290            $71,239
  Marketable securities...........................................................       34,807             76,422
  Accounts receivable, net of allowance for doubtful accounts of  $3,674 and
     $1,139 at June 30, 2002 and September 30, 2001, respectively.................       19,974             30,918
  Accounts receivable - related party.............................................          478              2,161
  Inventories.....................................................................       32,011             47,382
  Prepaid expenses and other current assets.......................................        2,214              4,471
                                                                                   --------------------------------
       Total current assets.......................................................      143,774            232,593
Property, plant and equipment, net................................................      104,589            143,223
Goodwill, net.....................................................................       20,384              2,687
Investments in unconsolidated affiliate...........................................        9,191              9,228
Intangible assets, net............................................................        3,190                  -
Other assets, net.................................................................       12,372             15,822
                                                                                   --------------------------------

       Total assets...............................................................     $293,500           $403,553
                                                                                   ================================

                       LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................       $8,026            $14,075
  Accrued expenses................................................................       10,518             13,533
  Advanced billings...............................................................        4,195              3,715
  Capitalized lease obligation - current..........................................           74                 57
                                                                                   --------------------------------
       Total current liabilities..................................................       22,813             31,380
Convertible subordinated notes....................................................      175,000            175,000
Capitalized lease obligation, net of current portion..............................          102                 46
                                                                                   --------------------------------

       Total liabilities..........................................................      197,915            206,426
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.0001 par, 5,882,352 shares authorized, no shares
    outstanding..................................................................             -                  -
   Common stock, no par value, 100,000,000 shares authorized, 36,711,335 shares issued and 36,691,507 outstanding at June 30, 2002; 35,617,303 shares issued
    and 35,597,475 outstanding at September 30, 2001.............................       333,909            327,559
   Accumulated deficit...........................................................     (236,752)          (121,152)
   Accumulated other comprehensive loss..........................................         (606)            (8,314)
   Shareholders' notes receivable................................................          (34)               (34)
   Treasury stock, at cost; 19,828 shares at June 30, 2002 and
      September 30, 2001.........................................................         (932)              (932)
                                                                                   --------------------------------

       Total shareholders' equity.................................................       95,585            197,127
                                                                                   --------------------------------
       Total liabilities and shareholders' equity.................................     $293,500           $403,553
                                                                                   ================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended June 30, 2002 and 2001
                           (in thousands) (unaudited)

                                                                   Nine Months Ended June
                                                                             30,
                                                                   ------------------------
                                                                      2002        2001
                                                                   ------------------------
Cash flows from operating activities:
Net loss.........................................................   $(115,600)   $(13,076)
Adjustments to reconcile net loss to net cash
  used for operating activities:
   Depreciation and amortization.................................       13,633      12,333
   Provision for doubtful accounts...............................        1,579         342
   Deferred gain on sale to unconsolidated affiliate.............            -         351
   Equity in net loss of unconsolidated affiliate................        1,997      10,525
   Compensatory stock issuances..................................          573         671
   Impairment of equity investment...............................       13,262           -
   Cumulative effect of a change in accounting principle.........            -       3,646
   Loss from impairment, restructuring charges and other
     charges.....................................................       50,443           -
   Decrease (increase) in assets:
            Accounts receivable - trade..........................        6,768    (22,089)
            Accounts receivable - related parties................        1,683     (1,579)
            Inventories..........................................        3,315    (22,509)
            Other current assets.................................        2,257     (4,049)
            Other assets.........................................         (586)    (10,804)
   Increase (decrease) in liabilities:
            Accounts payable.....................................      (6,049)       7,929
            Accrued expenses.....................................      (3,971)       6,037
            Advanced billings....................................         480       (6,601)
            Other................................................         145         (209)
                                                                   ------------------------
                 Total adjustments...............................      85,529      (26,006)
                                                                   ------------------------
    Net cash used for operating activities.......................     (30,071)     (39,082)

Cash flows from investing activities:
Purchase of property, plant, and equipment.......................      (6,460)    (79,111)
Investments in unconsolidated affiliate..........................      (1,960)     (6,302)
Proceeds from collection of notes receivable.....................       5,000           -
Cash paid for acquisition, net of cash acquired..................     (25,084)     (1,707)
Proceeds from sales of marketable securities, net................      35,916     (27,375)
                                                                   ------------------------
    Net cash provided by (used for) investing activities.........       7,412    (114,495)

Cash flows from financing activities:
Payments on capital lease obligations............................         (67)         (8)
Proceeds from exercise of stock options and employee stock
  purchase plan..................................................       1,583       3,645
Proceeds from shareholders' notes receivable.....................           -       5,760
Proceeds from convertible subordinated debenture.................           -     175,000
Proceeds from exercise of stock purchase warrants................       4,194          48
                                                                   ------------------------
    Net cash provided by financing activities....................        5,710     184,445

             Net decrease in cash and cash equivalents...........      (16,949)     30,868
                                                                   ------------------------

Cash and cash equivalents, beginning of period...................       71,239      50,849
                                                                   ------------------------
Cash and cash equivalents, end of period.........................       54,290     $81,717
                                                                   ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest....................       $8,229         $26
                                                                   ========================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      For the years ended September 30, 2000 and 2001 and the nine months ended June 30, 2002
                                  (unaudited)
                                 (in thousands)

                                            -------------------
                                                                             Accumulated
                                            Common    Common                     Other      Shareholders'               Total
                                            Stock     Stock     Accumulated  Comprehensive      Notes      Treasury Shareholders'
                                            Shares    Amount      Deficit    Income (Loss)   Receivable      Stock     Equity
                                            ----------------------------------------------------------------------------------------
     Balance  at  September  30,   1999...    26,708   $152,426    ($83,256)              -       ($7,547)        -         $61,623

Net loss..................................                          (25,485)                                                (25,485)

Unrealized gain on marketable
  securities..............................                                                5                                       5
                                                                                                                    ---------------
  Comprehensive loss......................                                                                                  (25,480)

Preferred stock dividends.................                              (83)                                                    (83)

Accretion of redeemable preferred
  stock to redemption value...............                              (40)                                                    (40)

Issuance of common stock purchase
  warrants................................                  689                                                                 689

Issuance of common stock, net of
issuance cost of $8,500...................     2,000    127,500                                                             127,500

Stock option exercise.....................       506      2,197                                                               2,197

Stock purchase warrant exercise...........     1,996     10,874                                                              10,874

Conversion of convertible preferred
  stock into common stock.................     2,060     14,193                                                              14,193

Compensatory stock issuances..............        23      1,401                                                               1,401

Conversion of subordinated notes
  into common stock.......................       682      5,500                                                               5,500

Treasury stock ...........................        (3)                                                          (239)           (239)

Redemptions of shareholders'
  notes receivable........................                                                          1,187                     1,187
                                            ----------------------------------------------------------------------------------------
     Balance at September 30, 2000........    33,972    314,780    (108,864)              5        (6,360)     (239)        199,322

Net loss..................................                          (12,288)                                                (12,288)

Unrealized loss on marketable
  securities..............................                                           (8,085)                                 (8,085)

Translation adjustment....................                                             (234)                                   (234)
                                                                                                                    ---------------
  Comprehensive loss......................                                                                                  (20,607)

Issuance of common stock in
  connection with acquisitions............        41      1,840                                                               1,840

Stock option exercise.....................       438      3,247                                                               3,247

Stock purchase warrant exercise...........     1,111      5,508                                                               5,508

Compensatory stock issuances..............        34      1,507                                                               1,507

Issuance of common stock -
  Employee Stock Purchase Plan............        17        677                                                                 677

Treasury stock............................       (16)                                                          (693)           (693)

Redemptions of shareholders'
  notes receivable........................                                                          6,326                     6,326
                                            ----------------------------------------------------------------------------------------
     Balance at September 30, 2001........    35,597    327,559    (121,152)         (8,314)          (34)     (932)        197,127

Net loss..................................                         (115,600)                                               (115,600)

Impairment of equity investment...........                                            7,667                                   7,667

Unrealized loss on marketable
  securities..............................                                             (104)                                   (104)

Translation adjustment....................                                              145                                     145
                                                                                                                    ---------------
  Comprehensive loss......................                                                                                 (107,892)

Stock option exercise.....................       159      1,022                                                               1,022

Stock purchase warrant exercise...........       823      4,194                                                               4,194

Compensatory stock issuances..............        64        573                                                                 573

Issuance of common stock -
  Employee Stock Purchase Plan............        48        561                                                                 561
                                            ----------------------------------------------------------------------------------------
     Balance at June 30, 2002.............    36,691   $333,909   $(236,752)           $606          $(34)    $(932)        $95,585
                                              ======   ========   ==========           ====          =====    ======        =======

       The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  Interim Financial Information and Description of Business

       The accompanying unaudited condensed consolidated financial statements of EMCORE Corporation ("EMCORE" or the "Company") reflect all adjustments considered necessary by management to present fairly EMCORE's consolidated financial position as of June 30, 2002, the consolidated results of operations for the three and nine-month periods ended June 30, 2002 and 2001 and the consolidated cash flows for the nine-month periods ended June 30, 2002 and 2001. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature unless otherwise noted. Prior period balances have been reclassified to conform with the current period financial statement presentation. The results of operations for the nine-month period ended June 30, 2002 are not necessarily indicative of the results for the fiscal year ending September 30, 2002 or any future interim period.

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


NOTE 2.  Impairment and Restructuring Charges

Subsequent Event

       For the nine-month periods ended June 30, 2002 and 2001, revenues decreased 54% or $74.1 million from $136.6 million in the prior year to $62.5 million. The current economic climate has reduced capital spending dramatically during the past year, particularly in the data and telecommunication sectors, where EMCORE has traditionally sold a significant portion of equipment and material-related products. In July 2002, EMCORE announced a workforce reduction of approximately 90 employees, all of whom were entitled to termination benefits. Current headcount is now 553 employees, a reduction of 314, or 36% since September 2001. EMCORE will pay out approximately $750,000 for employee termination costs in the fourth quarter ended September 30, 2002. Management does not believe that the restructuring will have a material impact on revenues.


Second Quarter Events

       During the quarter ended March 31, 2002, EMCORE recorded pre-tax charges to income totaling $50.4 million, which included restructuring and impairment charges of $35.9 million and other charges of $14.5 million, as described below.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  Impairment and Restructuring Charges (continued)

       Restructuring Charges

       During the second quarter of fiscal year 2002, EMCORE continued a restructuring program, consisting of the appointment of a Chief Operating Officer, re-alignment of all engineering, manufacturing and sales/marketing operations, as well as workforce reductions. Included in the provision for restructuring and impairment charges were severance charges of $1.1 million related to employee termination costs for approximately 120 employees. The workforce was reduced in both of EMCORE's business segments, all of which were entitled to termination benefits. Of the severance charges recorded in the second quarter, $637,000 related to EMCORE's systems business segment and $463,000 related to the materials business segment. As of June 30, 2002, substantially all cash outlays for the employee termination costs accrued at March 31, 2002 have been paid.

       Impairment Charges

       During the second quarter of fiscal year 2002, EMCORE recorded $34.8 million of non-cash impairment charges related to its fixed assets. Of this charge, $11.3 million related to certain manufacturing assets to be disposed of. Management has committed to a plan to dispose of these assets, through either abandonment or sale. Such decision was made based upon the continued downturn in the economic environment that affects certain business units, which caused these manufacturing assets to become idle. EMCORE expects to complete its disposal of these assets by December 31, 2002. The carrying value of this equipment before write-down to net realizable value was $11.5 million.

       The remainder of the impairment charge related principally to EMCORE's electronic materials, electronic devices and fiber-optic business units. During the past two years, EMCORE has completed new facilities for these businesses in anticipation of expanding market prospects. Business forecasts updated in the second quarter indicated significantly diminished prospects for these units, primarily based on the downturn in the telecommunications industry. As a result of these circumstances, management determined that the long-lived assets of these operations should be assessed for impairment. Based on the outcome of this assessment pursuant to SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", EMCORE recorded a $23.5 million non-cash asset impairment charge to fixed assets in the second quarter of 2002. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows to be generated by these facilities.

       Of the impairment charges recorded in the second quarter, $4.0 million related to EMCORE's systems business segment and $30.8 million related to the materials business segment.

       Other Charges

       During the second quarter of fiscal year 2002, EMCORE recorded a $11.9 million charge to cost of revenues, of which $3.5 million related to EMCORE's systems business segment and $8.4 million related to the materials business segment. Consistent with the downturn in the markets served by EMCORE, management evaluated its inventory levels in light of actual and forecasted revenue. The inventory charge related to reserves for excess inventory that EMCORE believed it was carrying as a result of the market conditions. EMCORE will continue to monitor its reserves and to the extent that inventories that have been reserved as excess are ultimately sold, such amounts will be disclosed in the future.

       Included in selling, general, and administrative expense was a $2.6 million charge principally related to a loss provision for accounts receivable for customers whose current financial condition and payment history indicate payment is doubtful.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  Impairment and Restructuring Charges (continued)

First Quarter Event

       The Uniroyal Technology Corporation, Inc. (UTCI) common stock received in August 2001 is classified by EMCORE as an available-for-sale security with any unrealized gains and losses being recorded as a component of accumulated other comprehensive loss in shareholders' equity. In the quarter ended December 31, 2001, management evaluated the relevant facts and circumstances, including the current fair market value of UTCI common stock, and determined that an other-than-temporary impairment of the investment existed. Accordingly, EMCORE took a charge of $13.3 million to establish a new cost basis of $753,000 for the UTCI common stock, which was recorded as other expense in the consolidated Statement of Operations. As of June 30, 2002, the UTCI common stock had a fair market value of $198,000, with $550,000 recorded as an unrealized loss in shareholders' equity. The investment of UTCI common stock is subject to market risk of equity price changes. While EMCORE cannot predict or manage the future price for such stock, management continues to evaluate its investment position on an ongoing basis, which may result in the write down of the investment to an estimated realizable value and our results of operations could be adversely affected.


NOTE 3.   Acquisition

       In March 2002, EMCORE acquired certain assets of the Applied Solar Division of Tecstar, Inc. and Tecstar Power Systems, Inc ("Tecstar"). This acquisition vertically integrates all aspects of satellite solar panel construction within EMCORE and enables the Company to further penetrate the satellite communications market. The total cash purchase price, including related acquisitions costs, was approximately $25.1 million. The results of operations from this acquisition have been included in EMCORE's consolidated results of operations from the acquisition closing date. The purchase price allocation was as follows:

             Property and equipment                     $2,242
             Other assets                                  558
             Intellectual property                       1,900
             Goodwill                                   20,384
                                                        ------
             Total                                     $25,084
                                                       =======


NOTE 4.  Divestiture

       In May 2002, EMCORE sold Analytical Solutions, Inc. and Training Solutions, Inc. back to the original owner. These companies will continue to provide engineering support and analytical services to EMCORE. The total consideration received for these two companies was approximately $3.0 million in the form of a six-year promissory note with an interest rate of 5.71% per annum. Total consideration approximated net book value so no material gain or loss was recorded from this sale. Principal and interest payments owed to EMCORE can be applied against credits for services provided by the companies.


NOTE 5.  Loss Per Share

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

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  Loss Per Share (continued)

                                                                            For the three months      For the nine months
(in thousands, except per share data)                                          ended June 30,            ended June 30,
                                                                             2002        2001          2002         2001
                                                                             ----        ----          ----         ----
Loss before cumulative effect of a change in accounting
principle.........................................................          $(15,923)    $(1,771)     $(115,600)    $(9,430)

         Cumulative effect of a change in accounting principle....                  -           -              -     (3,646)
                                                                            --------- --------------- ----------     -------
Net loss attributable to common shareholders......................          $(15,923)    $(1,771)     $(115,600)   ($13,076)
                                                                            =========    ========     ==========   =========
-------------------------------------------------------------------------------------------------------------------------------

Weighted average of outstanding common shares - basic and diluted.            36,683      34,452        36,496      34,256
                                                                              ======      ======        ======      ======
-------------------------------------------------------------------------------------------------------------------------------

Loss per basic and diluted share before cumulative effect of
a change in accounting principle..................................            $(0.43)     $(0.05)       $(3.17)     ($0.28)
                                                                              =======     =======       =======     =======
Loss per basic and diluted share - Cumulative effect of a
change in accounting principle....................................                  -           -              -    ($0.10)
                                                                            --------- --------------- ----------    -------

Net loss per basic and diluted share..............................            $(0.43)     $(0.05)       $(3.17)     ($0.38)
                                                                              =======     =======       =======     =======



NOTE 6.  Inventories

       The components of inventories consisted of the following:

      (in thousands)
                                        As of                     As of
                                    June 30, 2002          September 30, 2001
                                ----------------------    ----------------------

       Raw materials                  $20,278                    $32,795
       Work-in-process                  8,728                     10,161
       Finished goods                   3,005                      4,426
                                ----------------------    ----------------------

                 Total                $32,011                    $47,382
                                ======================    ======================



NOTE 7.  Debt Facilities

       In March 2001, EMCORE entered into a $20.0 million Amended and Restated Revolving Loan and Security Agreement with a bank. There have been no borrowings under this facility since inception and management had no plans to use this facility. EMCORE canceled this facility in May 2002.

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.  Joint Venture

       In May 1999, General Electric Lighting and EMCORE formed GELcore, a joint venture to develop and market High Brightness Light-Emitting Diode (HB LED) lighting products. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. Under the terms of the joint venture agreement, EMCORE has a 49% non-controlling interest in the GELcore venture and accounts for its investment under the equity method of accounting. For the three-month periods ended June 30, 2002, and 2001, EMCORE recognized a loss of $0.8 million and $1.4 million, respectively. For the nine-month periods ended June 30, 2002 and 2001, EMCORE recognized a loss of $2.0 million and $3.6 million, respectively, related to this joint venture which has been recorded as a component of other income and expense. As of June 30, 2002, EMCORE's net investment in this joint venture amounted to approximately $9.2 million.


NOTE 9.  Related Party

       The President of Hakuto Co. Ltd. (Hakuto), the Company's Asian distributor, is a member of EMCORE's Board of Directors and Hakuto is a minority shareholder of EMCORE. During the three-month periods ended June 30, 2002 and 2001, sales made through Hakuto amounted to approximately $0.2 million and $0.8 million, respectively. During the nine-month period ended June 30, 2002 and 2001, sales made through Hakuto amounted to approximately $1.2 million and $8.7 million, respectively.


NOTE 10.  Recent Accounting Pronouncements

       In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, will cease upon adoption of this statement. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". EMCORE adopted SFAS No. 142 on October 1, 2001 and completed its transition test for impairment during the quarter ended March 31, 2002. No impairment adjustment was deemed necessary by management. Had SFAS No. 142 been in effect for the three and nine months ended June 30, 2001, EMCORE's net loss for those periods would have decreased by $155,000 or $0.00 per share and $992,000 or $0.03 per share, respectively.

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

EMCORE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10.  Recent Accounting Pronouncements (continued)

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing October 1, 2002, EMCORE will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. Management believes that adopting this statement will not have a material impact on the financial position, results of operations or cash flows of EMCORE.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. Management believes that adopting this statement will not have a material impact on the financial position, results of operations or cash flows of EMCORE.

FORWARD-LOOKING STATEMENTS

The information provided herein may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events that involve risks and uncertainties. Words such as "expects," "anticipates," "intends," "plans," believes," and "estimates," and variations of these words and similar expressions, identify these forward-looking statements. These forward-looking statements include, without limitation, (a) any statements or implications regarding EMCORE's ability to remain competitive and a leader in its industry, and the future growth of EMCORE, the industry and the economy in general; (b) statements regarding the expected level and timing of benefits to EMCORE from its restructuring and realignment efforts, including (i) expected cost reductions and their impact on EMCORE's financial performance, (ii) expected improvement to EMCORE's product and technology development programs, and (iii) the belief that the restructuring and realignment efforts will position EMCORE well in the current business environment and prepare it for future growth with increasingly competitive new product offerings and long-term cost structure; (c) statements regarding the anticipated cost of the restructuring and realignment efforts; (d) statements regarding the anticipated charges to be recorded by EMCORE to reduce the carrying value of excess and obsolete inventory and doubtful accounts; and (e) any and all guidance provided by EMCORE regarding its expected financial performance in current or future periods, including, without limitation, with respect to anticipated revenues for the fourth quarter of Fiscal 2002 and subsequent periods. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation, the following: (1) EMCORE's restructuring and realignment efforts may not be successful in achieving their expected benefits, may be insufficient to align EMCORE's operations with customer demand and the changes affecting our industry, or may be more costly than currently anticipated; (2) due to the current economic slowdown, in general, and setbacks in our customers' businesses, in particular, our ability to predict EMCORE's financial performance for future periods is far more difficult than in the past; and (3) other risks and uncertainties described in EMCORE's filings with the Securities and Exchange Commission such as cancellations, rescheduling or delays in product shipments; manufacturing capacity constraints; lengthy sales and qualification cycles; difficulties in the production process; changes in semiconductor industry growth, increased competition, delays in developing and commercializing new products, and other factors. The forward-looking statements contained in this Form 10-Q are made as of the date hereof and EMCORE does not assume any obligation to update the reasons why actual results could differ materially from those projected in the forward-looking statements.


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

       EMCORE offers a comprehensive portfolio of products and systems for the broadband, wireless communications and solid state lighting markets. We have developed extensive materials science expertise and process technology to address our customers' needs. Customers can take advantage of our vertically integrated solutions approach by purchasing custom-designed wafers and devices from us, or by manufacturing their own devices in-house using one of our metal organic chemical vapor deposition (MOCVD) production systems configured to their specific needs. Our products and systems enable our customers to cost effectively introduce new and improved high performance products to the market faster in high volumes.

       Growth in our industry had been driven by the widespread deployment of fiber optic networks, introduction of new wireless networks and services, rapid build-out of satellite communication systems, increasing use of more power efficient lighting sources, increasing use of electronics in automobiles and emergence of advanced consumer electronic applications. In addition, until recently the demands for higher volumes of a broad range of higher performance devices have resulted in manufacturers increasingly outsourcing their needs for compound semiconductor wafers and devices. We believe our expertise in materials science and process technology provides us with a competitive advantage to manufacture compound semiconductor wafers and devices in high volumes.

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

     o Solar Cells and Panels. Solar panels are typically the largest single cost component of a satellite. Our compound semiconductor solar cells, which are used to power commercial and military satellites, have achieved industry-leading efficiencies. Solar cells provide the electrical power for a satellite while solar cell efficiency dictates the amount of electrical power to the satellite and bears upon the weight, launch costs and potential revenues of the satellite. With the Tecstar acquisition, EMCORE has fully integrated the production of solar panels using EMCORE's solar cells.

     o Optical Components and Modules. Our family of VCSELs and VCSEL array transceiver and transponder products, as well as our photodiode array components, serve the high-speed data communications network and telecommunications markets, including the Gigabit Ethernet, FibreChannel, Very Short Reach OC-192, the emerging Very Short Reach OC-768 and related markets. Our strategy is to manufacture the otherwise high cost optical components and subassemblies in-house, using our proprietary technologies, to reduce the overall cost of our transceiver and transponder modules.

     o RF Materials. We currently produce 4-inch and 6-inch InGaP HBT and pHEMT materials that are used by our wireless customers for power amplifiers for GSM, TDMA, CDMA and the emerging 3G multiband wireless handsets.

     o HB LEDs. Through our joint venture with General Electric Lighting, we provide advanced HB LED technology used in devices and in such applications as traffic lights, miniature lamps, automotive lighting, channel lettering and flat panel displays.


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

Results of Operations

       The following table sets forth the condensed consolidated Statement of Operations data of EMCORE expressed as a percentage of total revenues for the three and nine months ended June 30, 2002 and 2001:


Statements of Operations Data:

                                                       For the three months       For the nine months
                                                           ended June 30,            ended June 30,
                                                        2002         2001          2002          2001
                                                        ----         ----          ----          ----
Revenues.............................................  100.0%        100.0%        100.0%        100.0%
Cost of revenues.....................................   87.5%         58.2%        106.5%         60.1%
                                                       ----------   -----------   -----------   ------------
           Gross profit (loss).......................   12.5%         41.8%         (6.5)%        39.9%

Operating expenses:
     Selling, general and administrative.............   32.2%         13.5%         36.8%         15.8%
     Goodwill amortization...........................    -             0.3%          -             0.7%
     Research and development........................   46.4%         26.4%         52.8%         28.6%
     Impairment and restructuring....................    -             -            57.5%          -
                                                       ----------   -----------   -----------   ------------
        Total operating expenses.....................   78.5%         40.2%        147.1%         45.2%
                                                       ----------   -----------   -----------   ------------
           Operating profit (loss)...................  (66.1)%         1.7%       (153.6)%        (5.2)%

Other expenses:
     Interest expense (income), net..................    8.7%         (0.2)%         7.0%         (1.7)%
     Other expense (income), net.....................    -             -            21.2%         (4.3)%
     Equity in net loss of unconsolidated affiliate..    3.8%          5.2%          3.2%          7.7%
                                                       ----------   -----------   -----------   ------------
        Total other expenses.........................   12.5%          5.0%         31.4%          1.7%

           Loss before cumulative effect
           of a change in accounting principle.......  (78.5)%        (3.4)%      (185.0)%        (6.9)%
                                                       ----------   -----------   -----------   ------------

Cumulative effect of a change in accounting
principle............................................    -             -             -            (2.7)%
                                                       ----------   -----------   -----------   ------------
           Net loss..................................  (78.5)%        (3.4)%      (185.0)%        (9.6)%
                                                       ==========   ===========   ===========   ============



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


                             For the three months ended June 30,        For the nine months ended June 30,
                                  2002                  2001                   2002                 2001
-----------------------------------------------------------------||-----------------------------------------
Region:                    Revenue     %        Revenue     %    ||    Revenue     %         Revenue    %
                           -------     -        -------     -    ||    -------     -         -------    -
                                                                 ||
  North America            $14,471    71%       $30,658    58%   ||    $46,348    74%        $74,269   55%
  Asia                       4,089    20%        16,655    32%   ||      8,883    14%         53,635   39%
  Europe                     1,715    9%          5,339    10%   ||      7,259    12%          8,663    6%
-----------------------------------------------------------------||-----------------------------------------
          TOTAL            $20,275   100%       $52,652   100%   ||    $62,490   100%       $136,567   100%
                           =======   ====       =======   ====   ||    =======   ====       ========   ====


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


Comparison of the three and nine-month periods ended June 30, 2002 and 2001

       Revenues. EMCORE's quarterly revenues decreased 62% or $32.4 million from $52.7 million for the three months ended June 30, 2001 to $20.3 million for the three months ended June 30, 2002. For the nine- month periods ended June 30, 2002 and 2001, revenues decreased 54% or $74.1 million from $136.6 million in the prior year to $62.5 million. The decline in revenues was primarily a result of decreased demand experienced within EMCORE's systems-related product line. The current economic climate has reduced capital spending dramatically during the past year, particularly in the data and telecommunication sectors, where EMCORE has traditionally sold a significant portion of equipment and material-related products.

       For the three months ended June 30, 2002 and 2001, systems-related revenues decreased 74% or $28.8 million from $38.7 million reported in the prior year to $9.9 million. The number of MOCVD production systems shipped during the three-month periods decreased 77% from 26 systems in 2001 to 6 systems in 2002. For the nine months ended June 30, 2002 and 2001, systems-related revenues decreased 74% or $69.4 million from $93.9 million reported in the prior year to $24.5 million. The number of MOCVD production systems shipped during the nine-month periods decreased 84% from 67 systems in 2001 to 11 systems in 2002. Average selling prices of MOCVD production tools has also dropped from an average of $1.3 million in fiscal year 2001 to $1.2 million in fiscal year 2002.

       For the three months ended June 30, 2002 and 2001, materials-related revenues decreased 26% or $3.5 million from $13.9 million reported in the prior year to $10.4 million. On a product line basis, sales of solar cell products decreased $1.9 million or 38%, electronic materials and devices increased $0.5 million or 13%, and optical devices and components decreased $2.1 million or 47%, from the prior year. For the nine months ended June 30, 2002 and 2001, materials-related revenues decreased 11% or $4.7 million from $42.6 million reported in the prior year to $37.9 million. On a product line basis, sales of solar cell products increased $1.1 million or 8%, electronic materials and devices decreased $0.8 million or 5%, and optical devices and components decreased $5.0 million or 44%, from the prior year.

       As a percentage of revenues, systems and materials-related revenues accounted for 49% and 51%, respectively, for the quarter ended June 30, 2002, and 74% and 26%, respectively, for the quarter ended June 30, 2001. For the nine-month periods, systems and materials-related revenues accounted for 39% and 61% in fiscal year 2002, and 69% and 31% in fiscal year 2001. International sales accounted for 29% of revenues for the quarter ended June 30, 2002 and 42% of revenues for the quarter ended June 30, 2001. For the nine-month periods, international sales accounted for 26% of revenues in fiscal year 2002 and 46% of revenues in fiscal year 2001.

       Gross Profit. EMCORE's quarterly gross profit decreased 89% or $19.5 million from $22.0 million for the quarter ended June 30, 2001 to $2.5 million for the quarter ended June 30, 2002. For the nine-month periods ended June 30, 2002 and 2001, gross profit decreased 107% or $58.6 million from $54.5 million to $(4.1) million. The decline in gross profit was primarily related to decreased revenues and unabsorbed overhead expenses. During the past two years, EMCORE completed new facilities for its businesses in anticipation of expanding market prospects. EMCORE has a significant amount of fixed expenses relating to capital equipment and manufacturing overhead in its new facilities where materials-related products are manufactured. Lower than forecasted materials-related revenues causes these fixed expenses to be allocated across reduced production volumes, which adversely affected gross profits and margins.

       For the three months ended June 30, 2002 and 2001, gross profit earned on systems-related revenues decreased 83% or $14.7 million from $17.8 million earned in the prior year to $3.1 million. For the nine months ended June 30, 2002 and 2001, gross profit earned on systems-related revenues decreased 87% or $35.5 million from $40.9 million earned in the prior year to $5.4 million. For the nine months ended June 30, 2002 and 2001, gross margins for systems-related revenues decreased from 44% to 22%. This decrease is due primarily to the decrease in sales of MOCVD production systems and specific inventory write-down charges of $4.2 million recorded in the second quarter.

       For the three months ended June 30, 2002 and 2001, gross profit earned on materials-related revenues decreased 112% or $4.7 million from $4.2 million earned in the prior year to $(0.5) million. For the nine months ended June 30, 2002 and 2001, gross profit earned on materials-related revenues decreased 170% or $23.1 million from $13.6 million earned in the prior year to $(9.5) million. For the nine months ended June 30, 2002 and 2001, gross margins for materials-related revenues decreased from 32% to (25%). This decrease is due primarily to unabsorbed overhead expenses and specific inventory write-down charges of $7.7 million recorded in the second quarter.

       Selling, General and Administrative. EMCORE's quarterly selling, general and administrative expenses decreased 8% or $0.6 million from $7.1 million for the three months ended June 30, 2001 to $6.5 million for the three months ended June 30, 2002. For the nine-month periods ended June 30, 2002 and 2001, selling, general and administrative expenses increased 6% or $1.4 million from $21.6 million to $23.0 million. The nine-month increase in selling, general and administrative expenses was primarily related to a $2.6 million additional receivable reserve for doubtful accounts recorded in the second quarter. As a percentage of revenue, selling, general and administrative expenses increased from 16% for the nine months ended June 30, 2001 to 37% for the nine months ended June 30, 2002 as a result of lower revenues. Management expects selling, general and administrative expenses in the fourth quarter to decrease to 28% as a percentage of revenues as a result of implemented cost control and restructuring programs.

       Goodwill Amortization. In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, would cease upon adoption of this statement. EMCORE adopted SFAS No. 142 on October 1, 2001 and completed its transition test for impairment during the quarter ended March 31, 2002. No impairment adjustment was deemed necessary by management. Had SFAS No. 142 been in effect for the three and nine months ended June 30, 2001, EMCORE's net loss for those periods would have decreased by $155,000 or $0.00 per share and $992,000 or $0.03 per share, respectively.

       Research and Development. EMCORE's quarterly research and development expenses decreased 32% or $4.5 million from $13.9 million for the three months ended June 30, 2001 to $9.4 million for the three months ended June 30, 2002. For the nine-month periods ended June 30, 2002 and 2001, research and development expenses decreased 16% or $6.1 million from $39.1 million to $33.0 million. As a percentage of revenue, research and development expenses increased from 29% for the nine months ended June 30, 2001 to 53% for the nine months ended June 30, 2002 as a result of lower revenues. To maintain growth and to continue to pursue market leadership in materials science technology, management expects to continue to invest a significant amount of its resources in research and development. Management expects research and development expenses in the fourth quarter to decrease approximately 35% from prior year, due to the deferral or elimination of certain non-critical projects.

    Impairment and Restructuring Charges.

       During the quarter ended March 31, 2002, EMCORE recorded pre-tax charges to income totaling $50.4 million, which included restructuring and impairment charges of $35.9 million and other charges of $14.5 million, as described below.

       Restructuring Charges

       During the second quarter of fiscal year 2002, EMCORE continued a restructuring program, consisting of the appointment of a Chief Operating Officer, re-alignment of all engineering, manufacturing and sales/marketing operations, as well as workforce reductions. Included in the provision for restructuring and impairment charges were severance charges of $1.1 million related to employee termination costs for approximately 120 employees. The workforce was reduced in both of EMCORE's business segments, all of which were entitled to termination benefits. Of the severance charges recorded in the second quarter, $637,000 related to EMCORE's systems business segment and $463,000 related to the materials business segment. As of June 30, 2002, substantially all cash outlays for the employee termination costs accrued at March 31, 2002 have been paid.

       Impairment Charges

       During the second quarter of fiscal year 2002, EMCORE recorded $34.8 million of non-cash impairment charges related to its fixed assets. Of this charge, $11.3 million related to certain manufacturing assets to be disposed of. Management has committed to a plan to dispose of these assets, through either abandonment or sale. Such decision was made based upon the continued downturn in the economic environment that affects certain business units, which caused these manufacturing assets to become idle. EMCORE expects to complete its disposal of these assets by December 31, 2002. The carrying value of this equipment before write-down to net realizable value was $11.5 million.

       The remainder of the impairment charge related principally to EMCORE's electronic materials, electronic devices and fiber-optic business units. During the past two years, EMCORE has completed new facilities for these businesses in anticipation of expanding market prospects. Business forecasts updated in the second quarter indicated significantly diminished prospects for these units, primarily based on the downturn in the telecommunications industry. As a result of these circumstances, management determined that the long-lived assets of these operations should be assessed for impairment. Based on the outcome of this assessment pursuant to SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", EMCORE recorded a $23.5 million non-cash asset impairment charge to fixed assets in the second quarter of 2002. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows to be generated by these facilities.

       Of the impairment charges recorded in the second quarter, $4.0 million related to EMCORE's systems business segment and $30.8 million related to the materials business segment.



       Interest Income/Expense. For the quarter ended June 30, 2002, net interest changed $1.9 million from net interest income of $0.1 million to net interest expense of $1.8 million. For the nine months ended June 30, 2002, net interest changed $6.7 million from net interest income of $2.3 million to net interest expense of $4.4 million. The decrease in interest income is a result of interest expense being incurred from the 5% convertible subordinated notes due in May 2006 offset by lower interest income earned on decreased amounts in cash, cash equilivents and marketable securities.

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

       Equity in Unconsolidated Affiliate. Because EMCORE does not have a controlling economic and voting interest in its joint venture with General Electric Lighting, EMCORE accounts for it under the equity method of accounting. For the three and nine months ended June 30, 2002, EMCORE incurred a net loss of $0.8 million and $2.0 million, respectively, related to the GELcore joint venture. For the three and nine months ended June 30, 2001, EMCORE incurred a net loss of $1.4 million and $3.6 million, respectively, related to the GELcore joint venture. For the three and nine months ended June 30, 2001, EMCORE also incurred a net loss of $1.3 million and $6.9 million related to the Uniroyal joint venture.


       Income Taxes. As a result of its losses, EMCORE did not incur any income tax expense in both the three and nine-month periods ended June 30, 2002 and 2001.





Liquidity and Capital Resources

       EMCORE has  funded  operations  to date  through  sales of  equity,  bank borrowings, subordinated debt and revenues from product sales. In June 1999, EMCORE completed a secondary public offering and raised approximately $52.0 million, net of issuance costs. In March 2000, EMCORE completed an additional public offering and raised approximately $127.5 million, net of issuance costs. As of June 30, 2002, EMCORE had working capital of approximately $121.0 million, including $89.1 million in cash, cash equivalents and marketable securities.

       Cash used for operating activities approximated $30.1 million during the nine months ended June 30, 2002 primarily because of EMCORE's net loss of $115.6 million offset by the non-cash charges related to impairment and restructuring charges on fixed assets and marketable securities of $63.7 million and depreciation and amortization charges of $13.6 million. For the nine months ended June 30, 2002, net cash provided by investment activities amounted to approximately $7.4 million. EMCORE's net investment in marketable securities decreased by $35.9 million which represents proceeds from sales of marketable securities of $41.2 million offset by $5.3 million relating to the impairment charge on UTCI stock. In March 2002, EMCORE completed the Tecstar acquisition at a total cost of $25.1 million. Capital expenditures for the nine months ended June 30, 2002 totaled $6.5 million and in November 2001 EMCORE made a $2.0 million capital contribution to GELcore. Net cash provided by financing activities for the nine months ended June 30, 2002 amounted to approximately $5.7 million of which $4.2 million related to the exercise of warrants.

       In May 2001, EMCORE issued $175.0 million of 5% convertible subordinated notes due in May 2006. In May 2002, the Board of Directors authorized EMCORE from time to time to repurchase in one or more open market transactions, in accordance with certain guidelines established by the Board, a portion of the notes.

       In March 2001, EMCORE entered into a $20.0 million Amended and Restated Revolving Loan and Security Agreement with a bank. There have been no borrowings under this facility since inception and management had no plans to use this facility. EMCORE canceled this facility in May 2002.

       EMCORE believes that its current liquidity should be sufficient to meet its cash needs for working capital through fiscal year 2003. However, if cash generated from operations and cash on hand are not sufficient to satisfy EMCORE's liquidity requirements, EMCORE will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to EMCORE. If EMCORE is required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures will be severely limited. Such a limitation could have a material adverse effect on EMCORE's business, financial condition or operations.

Critical Accounting Policies

       The preparation of financial statements requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The significant accounting policies which we believe are the most critical to the understanding of reported financial results include the following:

       o Accounts Receivable - EMCORE maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, additional allowances may be required.

       o Inventories - Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. EMCORE provides estimated inventory allowances for obsolete and excess inventory based on assumptions about future demand and market conditions. If future demand or market conditions are different than those projected by management, adjustments to inventory allowances may be required.

       o Impairment of Long-lived Assets - The carrying amount of long-lived assets are reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that suggest impairment. EMCORE records impairment losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. Management's estimates of future cash flows are based upon EMCORE's current operating forecast, which is believed to be reasonable. However, different assumptions regarding such cash flows could materially affect these estimates.

       The impact and any associated risks relating to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.


Recent Accounting Pronouncements

       In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, will cease upon adoption of this statement. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". EMCORE adopted SFAS No. 142 on October 1, 2001 and completed its transition test for impairment during the quarter ended March 31, 2002. No impairment adjustment was deemed necessary by management. Had SFAS No. 142 been in effect for the three and nine months ended June 30, 2001, EMCORE's net loss for those periods would have decreased by $155,000 or $0.00 per share and $992,000 or $0.03 per share, respectively.

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

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing October 1, 2002, EMCORE will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. Management believes that adopting this statement will not have a material impact on the financial position, results of operations or cash flows of EMCORE.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. Management believes that adopting this statement will not have a material impact on the financial position, results of operations or cash flows of EMCORE.

PART II. OTHER INFORMATION


     ITEM 1. LEGAL PROCEEDINGS

                 We are involved in lawsuits, claims, investigations and proceedings which arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.


     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                 Not applicable.


     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                 Not applicable.


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Not applicable.

     ITEM 5. OTHER INFORMATION

                 The following members of Registrant's Board of Directors and Executive Officers of Registrant have adopted or intend to adopt "plans" under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for trading in shares of Registrant's common stock:

                           Reuben F. Richards, Jr.
                           Dr. Richard A. Stall

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)    List of Exhibits:

                 Exhibit No.            Exhibit Description

                 10.1                   Amended and Restated Note
                 10.2                   Amended and Restated Pledge Agreement
                 99(1)                  Certification   pursuant  to  18  U.S.C.
                                        Section  1350,  as adopted  pursuant  to
                                        Section 906 of the Sarbanes-Oxley Act of
                                        2002
                 99(2)                  Certification   pursuant  to  18  U.S.C.
                                        Section  1350,  as adopted  pursuant  to
                                        Section 906 of the Sarbanes-Oxley Act of
                                        2002

          (b)    Reports on Form 8-K:

                 No reports on Form 8-K were filed during the quarter ended June 30, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EMCORE CORPORATION


  Date:  August 14, 2002              By:  /s/ Reuben F. Richards, Jr.
                                      ---------------------------------------
                                      Reuben F. Richards, Jr.
                                      President and Chief Executive Officer

  Date:  August 14, 2002              By:  /s/ Thomas G. Werthan
                                      ---------------------------------------
                                      Thomas G. Werthan
                                      Vice President and Chief Financial Officer