Form 10-K
period 2002-09-30
EMCORE CORP
filed 2002-12-30
CIK 808326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2002

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission File Number: 0-22175

                               EMCORE Corporation
             (Exact name of registrant as specified in its charter)

            NEW JERSEY                                   22-2746503
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                      145 Belmont Drive, Somerset, NJ 08873
               (Address of principal executive offices) (zip code)

Registrant's telephone number, including area code:              (732) 271-9090
Securities registered pursuant to Section 12(b) of the Act:      None
Securities registered pursuant to Section 12(g) of the Act:      Common Stock,
                                                                 No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 28, 2002 was approximately $228,315,543 (based on the closing sale price of $9.61 per share).

The number of shares outstanding of the registrant's no par value common stock as of December 20, 2002 was 36,833,069.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before January 28, 2003) are incorporated by reference in Part III of this Form 10-K.

                               EMCORE Corporation

                                    FORM 10-K

                  For the fiscal year ended September 30, 2002

                                      INDEX



Part I                                                                      page
------                                                                      ----
Item 1.   Business............................................................4

Item 2.   Properties.........................................................31

Item 3.   Legal Proceedings..................................................31

Item 4.   Submission of Matters to a Vote of Security
          Holders............................................................31

Part II
-------
Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters............................................................32

Item 6.   Selected Financial Data............................................33

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................35

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk...............................................................51

Item 8.   Financial Statements and Supplementary Data........................52

          Consolidated Statements of Operations for the years ended
          September 30, 2002, 2001 and 2000..................................52

          Consolidated Balance Sheets as of September 30,  2002 and
          2001...............................................................53

          Consolidated Statements of Shareholders' Equity for the years ended September 30, 2002, 2001 and 2000............................54

          Consolidated Statements of Cash Flows for the years ended
          September 30, 2002, 2001 and 2000..................................55

          Notes to Consolidated Financial Statements.........................57

          Independent Auditors' Report.......................................78

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..........................................79

Part III
--------
Item 10.  Directors and Executive Officers of the Registrant.................79

Item 11.  Executive Compensation.............................................79

Item 12.  Security Ownership of Certain Beneficial Owners and Management.....79

Item 13.  Certain Relationships and Related Transactions.....................79

Item 14.  Controls and Procedures............................................79

Part IV
-------
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K................................................................80

          SIGNATURES.........................................................82

                           Forward-Looking Statements
                           --------------------------

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Words such as "expects", "anticipates", "intends", "plans", "believes" and "estimates", and variations of these words and similar expressions, identify these forward-looking statements. These forward-looking statements include, without limitation, any and all statements or implications regarding:

     o EMCORE Corporation's (EMCORE) ability to remain competitive and a leader in its industry and the future growth of EMCORE, the industry and the economy in general;

     o the expected level and timing of benefits to EMCORE from its restructuring and realignment efforts, including:

          o expected cost reductions and their impact on EMCORE's financial performance,
          o expected improvement to EMCORE's product and technology development programs, and
          o the belief that restructuring and realignment efforts will position EMCORE well in the current business environment and prepare it for future growth with increasingly competitive new product offerings and long-term cost structure;

     o    the anticipated cost of restructuring and realignment efforts;

     o the possibility of charges to be recorded by EMCORE to reduce the carrying value of excess and obsolete inventory and doubtful accounts;

     o    difficulties  in  integrating  recent  or  future   acquisitions  into
             EMCORE's operations;

     o EMCORE's ability to obtain or maintain quality system Certificates of Registration; and

     o guidance provided by EMCORE regarding its expected financial performance in current or future periods, including, without limitation, with respect to anticipated revenues for any period in fiscal 2003 and subsequent periods.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation, the following:

     o EMCORE's restructuring and realignment efforts may not be successful in achieving expected benefits, may be insufficient to align EMCORE's operations with customer demand and the changes affecting our industry, or may be more costly than currently anticipated;

     o due to the current economic slowdown, in general, and setbacks in our customers' businesses, in particular, our ability to predict
             EMCORE's financial performance for future periods is far more difficult than in the past; and

     o other risks and uncertainties described in EMCORE's filings with the Securities and Exchange Commission (SEC) (including under the heading "Risk Factors" in this Annual Report), such as:
          o    cancellations, rescheduling or delays in product shipments;
          o    manufacturing capacity constraints;
          o    lengthy  sales  and  qualification  cycles;
          o    difficulties in the production process;
          o    changes in semiconductor industry growth;
          o    increased  competition; and
          o    delays in developing and commercializing new products.

We assume no obligation to update the matters discussed in this Annual Report, except as required by applicable law or regulation.

PART I

Item 1.  Business

Company Overview
----------------

     EMCORE Corporation, a New Jersey corporation established in 1984, offers a versatile portfolio of compound semiconductor products for the broadband, wireless communications and solid-state lighting markets. EMCORE's integrated solutions philosophy embodies state-of-the-art technology, material science expertise and a shared vision of our customer's goals and objectives to be leaders and pioneers in the world of compound semiconductors. EMCORE's solutions include: optical components for high-speed data and telecommunications; solar cells and solar panels for global satellite communications; electronic materials for high bandwidth communications systems, such as Internet access and wireless telephones; metal organic chemical vapor deposition (MOCVD) production systems for the growth of GaN, InGaN, AlGaN, GaAs, AlGaAs, InP, InGaP, InGaAlP, InGaAsP and SiC epitaxial materials used in numerous applications, including data and telecommunications modules, cellular telephones, solar cells and high-brightness light-emitting diodes (HB-LEDs). For further information about EMCORE, visit http://www.emcore.com. The information on EMCORE's web site is not incorporated by reference into and is not made a part of this report.


Industry Overview
-----------------

     Recent advances in information technologies have created a growing need for efficient and high-performance electronic systems that operate at very high frequencies, require increased storage capacity, have augmented computational and display capabilities and can be produced cost-effectively in commercial volumes. In the past, manufacturers of electronic systems have relied on advances in silicon semiconductor technology to meet many of these demands; however, the new generation of high-performance electronic and optoelectronic applications require certain functions that are generally not achievable using silicon-based components.

     Compound semiconductors have emerged as an enabling technology to meet the complex requirements of today's advanced electronic systems. Many compound semiconductor materials have unique physical properties that allow electrons to move at least four times faster through them than through silicon-based devices. Advantages of compound semiconductor devices over silicon devices include:

          o    higher operating speeds;
          o    lower power consumption;
          o    reduced noise and distortion;
          o    increased tolerance to high temperatures; and
          o    light emitting and detecting optoelectronic properties.

     Compound semiconductor devices can be used to perform individual functions as discrete devices, such as vertical cavity surface emitting lasers (VCSELs), photodetectors, solar cells, HB-LEDs, radio frequency (RF) materials, electronic materials and magneto resistive (MR) sensors. Compound semiconductor devices can also be combined into integrated circuits, such as transmitters, receivers and alphanumeric displays. Although compound semiconductors are generally more expensive to manufacture than silicon-based devices, electronics manufacturers are increasingly integrating compound semiconductor devices into their products in order to achieve higher performance in applications targeted for a wide variety of markets. Furthermore, the unique properties of compound semiconductors enable a wide variety of optoelectronic applications for fiber-optic transmission, display, and power generation. The markets targeted include data, satellite and wireless communications, telecommunications, lighting, consumer and automotive electronics and computers and peripherals.

     The following factors have driven electronic systems' manufacturers who require high-performance products and applications to compound semiconductor systems and device solutions:

          o    launch of new wireless services and wireless high-speed data systems;
          o    replacement  of  electrical   backplanes  with   laser-based
               optical backplanes in data and telecommunication systems;
          o    conversion to more efficient  solar cells in satellite power systems;
          o widespread deployment of fiber optic networks and the increased use of optical systems within these networks;
          o increased use of infrared emitters and optical detectors in computer systems;
          o    emergence of advanced consumer electronics applications such as DVDs and flat panel displays;
          o    increased   use  of   high-performance   electronic   devices  in
               automobiles; and
          o the conversion to HB-LEDs from incandescent, halogen and compact fluorescent lighting.


Compound Semiconductor Process Technology
-----------------------------------------

     Compound semiconductors are composed of two or more elements and usually consist of a metal, such as gallium, aluminum or indium, and another element, such as arsenic, phosphorous, nitrogen or antimony. The resulting compounds include gallium arsenide, indium phosphide, gallium nitride, indium antimonide and indium aluminum phosphide. The performance characteristics of compound semiconductors are dependent on the composition of its compounds.

     Many of the unique properties of compound semiconductor devices are achieved by the layering of different materials in the same device. This layered structure creates an optimal configuration to permit the emission or detection of light and the detection of magnetic fields. Accordingly, the composition and properties of each layer and the control of the layering process, or epitaxy, are fundamental to the performance of advanced electronic and optoelectronic compound semiconductor devices. The variation of thickness and composition of layers determines the intensity and color of the light emitted or detected and the efficiency of power conversion. The ability to vary the intensity, color and the efficiency of light generation and detection enables compound semiconductor devices to be used in a broad range of advanced information systems.

     Compound semiconductor device manufacturers predominantly use four different methods to deposit compound materials: (i) molecular beam epitaxy;
(ii) vapor phase epitaxy; (iii) liquid phase epitaxy; and (iv) MOCVD. The production systems that use these methods typically require expensive reactant materials, use of certain toxic chemicals and tight control over numerous manufacturing parameters that can pose technical, training and safety challenges more rigorous than in methods used to manufacture of silicon devices. Although the first three methods can yield wafers having high thickness uniformity with acceptable electronic and optical properties, none of these methods can be easily scaled up to high volume production, which is necessary for the commercial viability of compound semiconductor devices. Compound semiconductor wafers fabricated using the MOCVD method generally possess a better combination of uniformity, optical and electronic properties and are easier to produce in high volumes than wafers manufactured by the three more traditional methods. Currently, MOCVD technology is being used to manufacture a broad range of compound semiconductor devices.

     The following chart summarizes (i) principal markets for, (ii) examples of applications for, (iii) some products that incorporate, and (iv) certain benefits and characteristics of compound semiconductor devices produced on EMCORE's MOVCD production systems:

         Market              Representative Applications            Products                Benefits/Characteristics
------------------------- ---------------------------------- ------------------------ -------------------------------------
Satellite                 Power modules for satellites       Solar cells and panels   Radiation tolerance
Communications            Satellite to ground                RF materials             Conversion of more light
                            Communication                                                to power than silicon
                                                                                      Reduced launch costs
                                                                                      Increased bandwidth

Wireless                  Cellular telephones                RF and electronic        Increased network capacity
Communications            Pagers                               Materials              Lower power consumption
                          PCS handsets                       RF and electronic        Reduced network congestion
                          Direct broadcast systems             Devices                Extended battery life
                          PDAs                               HB-LEDs                  Improved signal to noise
                                                                                        performance
                                                                                      Improved display visibility

Data communications       High-speed fiber optic networks    VCSEL components         Increased network capacity
                            And optical links (including       And arrays             Increased data transmission
                            VSR OC-768, OC-192,              Lasers                     speeds
                            OC-48, Gigabit Ethernet,         Photodetector            Increased bandwidth
                            Asynchronous transfer mode         Components and         Lower power consumption
                            or ATM, and Fibre Channel          Arrays
                            networks)                        RF and electronic
                                                               Materials
                                                             Array transceivers
                                                             Serial transceivers
                                                             HB-LEDs

Telecommunications        High capacity fiber optic trunk    VCSEL components         Increased data transmission
                            Lines                              And arrays               speeds
                          Very Short Reach (VSR) links       Lasers                   Increased bandwidth
                                                             RF materials
                                                             Photodiode
                                                               Components and
                                                               Arrays
                                                             Array transceivers
                                                             VSR transponders

Lighting                  Flat panel displays                HB-LEDs                  Lower power consumption
                          Solid state lighting               Miniature lamps          Lower temperature operation
                          Outdoor signage and displays                                Longer life
                          Digital readout signals
                          Traffic signals
                          Illumination applications

Consumer electronics      DVDs                               VCSEL components         High-speed data transmission
                          CD-ROMs                              And arrays             Low power requirements
                          Telephones                         Integrated circuits      Improved display visibility
                          Radios                             Lasers
                          Calculators                        HB-LEDs

Automotive electronics    Engine sensors                     MR sensors               Reduced weight
                          Dashboard displays                 HB-LEDs                  Lower power consumption
                          Indicator lights                                            Increased heat tolerance
                          Antilock brake systems                                      Lower emissions

Computers and             Local area networks                VCSEL components         Increased data transmission speeds
Peripherals               Chip-to-chip and board-to-board      And arrays             Increased bandwidth
                            optical links                    Serial transceivers
                          Computer buses (Infiniband)        Array transceivers

The EMCORE Solution
-------------------

     EMCORE provides a broad range of compound semiconductor products and services intended to meet its customers' diverse technology requirements. Founded in 1984, EMCORE pioneered the development of a complete line of MOCVD production systems and is currently the industry's only fully integrated commercial supplier of the complete spectrum of compound semiconductor products. EMCORE combines materials science expertise and process engineering aptitude to provide MOCVD production systems, epitaxial wafers, package-ready devices, packaged VCSELs and fiber optic modules to customers around the world.

     EMCORE has two reportable operating segments: the systems-related business and the materials-related business. The systems-related business is our TurboDisc(R) MOCVD product line, which designs, develops and manufactures systems and manufacturing processes. Revenues for the systems-related business are derived primarily from sales of TurboDisc systems, as well as spare parts, services and related products. The materials-related business is comprised of our Photovoltaics, Optical Devices and Components and Electronic Materials and Devices product lines. Revenues for the materials-related business are derived primarily from the sales of solar cell products (including epitaxial material
(epi), cells, covered interconnect solar cells (CICs) and panels), VCSELs and VCSEL-based transceiver and transponder modules, RF materials (including heterojunction bipolar transistors (HBTs) and enhancement-mode pseudomorphic high electron mobility transistors (pHEMTS)), MR sensors and process development technology. The segments reported are the segments of EMCORE for which separate financial information is available and are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

     EMCORE's compound semiconductor product lines include:

     o TurboDisc(R)MOCVD - EMCORE develops and manufactures advanced MOCVD production systems and engineers and designs next-generation systems to improve efficiency and lower production costs. Through 18 years of development and manufacturing experience, EMCORE has developed extensive materials science, process technology and MOCVD production system manufacturing expertise to address its customers' needs and believes that its proprietary TurboDisc deposition technology makes possible one of the most cost-effective production processes for the commercial volume manufacture of high-performance compound semiconductor materials and devices. This technology coupled with EMCORE's process expertise, provides the production platform for various types of compound semiconductor materials and devices and enables EMCORE to address the critical need of manufacturers to cost-effectively get to the market faster with high volumes of new and improved high-performance products. Customers can take advantage of EMCORE's vertically integrated approach by purchasing custom-designed materials and devices from EMCORE, or they can manufacture their own products in-house using a TurboDisc MOCVD production system configured to their specific needs.

     o Photovoltaics - EMCORE manufactures advanced high-efficiency, multijunction solar cells, CICs and solar panels. With smaller, more efficient power generation, EMCORE's photovoltaic products help enable satellite weight reduction, wing area reduction, improved radiation tolerance and higher light to power conversion, which increases payload capacity and economic return.

     o Optical Devices and Components - EMCORE designs and manufactures VCSELs which provide enhanced performance benefits to market applications such as Internet access, onboard photonics, Gigabit Ethernet and fiber optic switching, as well as Fibre Channel and storage area network (SAN) applications. EMCORE also designs, develops and manufactures high-speed optical transmitter modules, receiver modules and transponders. EMCORE's line of VCSEL and PIN (the "P", "I", "N" represent P-type, intrinsic and n-type semiconductor materials, respectively) photodiode-based parallel optic modules are designed for high speed optical networking applications, including VSR OC-192 interconnection and high-speed optical backplanes used in data switching and routing.

     o Electronic Materials and Devices - Using TurboDisc MOCVD production systems, EMCORE manufactures electronic materials, including pHEMTs and HBTs for wireless communication instruments, and devices such as MR sensors. Materials and devices are produced on a foundry basis in partnership with specific customers according to their requirements and under strict confidentiality.

     In January 1999, General Electric Lighting and EMCORE formed GELcore (GELcore), a joint venture to develop and market HB-LED lighting products. HB-LEDs are solid state compound semiconductor devices that emit light and are used in miniature packages for everyday applications such as indicator lights on automobiles, traffic lights, computers and other electronic equipment. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. Under the terms of the joint venture agreement, EMCORE has a 49% non-controlling interest in the GELcore venture and accounts for its investment under the equity method of accounting.

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for information on EMCORE's financial results by segment and product line revenues.


EMCORE's Strategy
-----------------

     EMCORE's objective is to maximize shareholder value by capitalizing on its position in MOCVD process technology to become the leading supplier of compound semiconductor materials, devices and production systems. The key elements of EMCORE's strategy include:

     I. Apply EMCORE's Core Materials and Manufacturing Expertise Across Multiple Product Applications.

     EMCORE continually leverages its proprietary core technology to develop compound semiconductor products for multiple applications in a variety of markets. These activities include developing new products for targeted applications as well as expanding existing products into new applications. EMCORE uses the most appropriate semiconductor process technology when designing solutions to a customer's particular application. For example, EMCORE recently introduced its Enterprise(R) 300LDM MOCVD production tool designed to achieve high quality materials and high yields for consumer electronic applications. This new tool produces devices for several applications, including DVDs and CD-ROMs that allow for high data storage capacity. Engineered specifically for the high-volume production of long-wavelength infrared and visible lasers, VCSELs and InP-based electronic materials, EMCORE's 300LDM provides customers with unparalleled run-to-run process control and is designed to accomplish excellent uniformity of thickness, doping and epitaxial layer composition.

     II.  Target Potential High Growth Market Opportunities.

     EMCORE's strategy is to target potential high growth market opportunities where performance characteristics and high volume production efficiencies can give compound semiconductors a competitive advantage over other devices. Historically, while technologically superior, compound semiconductors have not been widely deployed because they are more expensive to manufacture than silicon-based semiconductors and other existing solutions. EMCORE believes that as compound semiconductor production costs are reduced, new customers will be compelled to use these products because of their higher performance characteristics. For example, EMCORE focuses its efforts in high-growth areas in communication infrastructure by providing complete solutions based on widely accepted platforms such as Synchronous Optical Network (SONET), Asynchronous
Transfer Mode (ATM) and Gigabit Ethernet. EMCORE's Optical Devices and Components product line manufactures high-speed optical transmitter modules, receiver modules and transponders utilizing EMCORE's leading-edge VCSEL and PIN photodiode array components for the data communications and telecommunications markets. EMCORE's modules, designed to help solve the data bottle necking problems for distances under 300 meters in central office and point-of-presence environments, provide a cost effective alternative to more costly comparable serial interconnects.

     III. Pursue Strategic Acquisitions and Partnerships with Industry Leading Companies.

     EMCORE seeks to identify and develop long-term relationships with leading companies in each of the industries it serves. EMCORE develops these relationships in a number of ways that include long-term, high-volume supply agreements, joint ventures, acquisitions and other arrangements. Recently, acquisitions have been a focus in order to enhance technologies.

     Recent acquisitions include:

     - In March 2002, EMCORE acquired certain assets, including equipment and intellectual property, of the Applied Solar Division of Tecstar, Inc. and its subsidiary, Tecstar Power Systems, Inc. (this acquired business is referred to herein as "Tecstar"). Tecstar provides CICs and solar panel lay-down services and has a flight heritage dating back to 1958. Consequently, this acquisition augments EMCORE's capability to penetrate the satellite communications' market by providing EMCORE with the capacity to manufacture complete solar panels using EMCORE's solar cells, thereby enabling EMCORE to provide satellite manufacturers with proven integrated satellite power solutions that considerably improve satellite economics. Satellite manufacturers and solar array integrators can now rely on EMCORE as a single supply source that meets all of their satellite power needs with proven flight heritage.

     - In December 2002, EMCORE acquired certain assets of privately held Alvesta Corporation (Alvesta) of Sunnyvale, California. Alvesta is an industry leader in the research and development of parallel optic transceivers for fiber optic communication networks. Alvesta pioneered four channel parallel optic transceivers for the Optical
          Internetworking Forum, 10G Fibre Channel, 10 Gigabit Ethernet and Infiniband applications. Alvesta's product revenues from sales of its four-channel products were approximately $5 million in 2001. The transaction included the acquisition of intellectual property and
          inventory.   In  addition,   EMCORE  hired  several   Alvesta  product
          designers.

     EMCORE is currently pursuing additional  strategic  acquisitions to acquire
new  technologies,   products  and  service  offerings  to  broaden  our  market penetration in the communications sector.

     IV. Continually Invest in Research and Development to Maintain Technology Leadership.

     Through substantial investment in research and development, EMCORE seeks to expand its leadership position in compound semiconductor production systems, materials and devices. EMCORE works with its customers to identify specific performance criteria and uses this information to enhance the performance of its production systems and to further expand its process and materials science and fiber optic module design expertise, including the development of new low-cost, high-volume wafers, devices and modules for its customers. In order to remain a leader in our market segments, EMCORE not only addresses our customers' current needs, but we also work with them regarding their evolving requirements. In addition, EMCORE's development efforts are focused on continually lowering the production costs of its products. For example, continuing EMCORE's standing as the world leader in GaN production platforms, EMCORE formally released in fiscal 2001 the E300 GaNzilla(TM), one of the most powerful tools available for the production of high brightness blue and green LEDs. Similarly, EMCORE recently released the latest version of its high-efficiency advanced triple junction solar cells, which now incorporates a monolithic integrated diode. In March 2002, EMCORE introduced its first 10 Gigabit per second (Gbps) Transmit Optical Subassembly (TOSA) and Receive Optical Subassembly (ROSA).

     V.   Target Positive Cash Flows From Operations.

     Management is committed to reducing EMCORE's cost structure by focusing on lowering the breakeven points for each of its product lines. During fiscal 2002, EMCORE proceeded with a restructuring program, consisting of the realignment of all engineering, manufacturing and sales/marketing operations, as well as workforce reductions. Included in the provision for restructuring and impairment charges recorded in fiscal 2002 were severance and fringe benefit charges related to employee termination costs for 330 employees. We expect this program to lower our expenditures by approximately $4.9 million per quarter in fiscal 2003. EMCORE also essentially eliminated all outside contractor and temporary employees and significantly reduced overall expenditures for materials, software and capital assets. As part of the ongoing effort to cut costs, EMCORE implemented a program to focus research and development efforts on projects that can be expected to generate returns within one year. As a result, EMCORE has been able to reduce overall research and development costs without, we believe, jeopardizing future revenue opportunities. These combined actions should result in a cost reduction of approximately $6.0 million to $8.0 million per quarter in fiscal 2003, which we believe should enable us to achieve our goal of having positive cash flow from operations by the end of fiscal 2003, assuming revenues in fiscal 2003 are consistent with revenues in fiscal 2002.

EMCORE's Product Lines
----------------------

TurboDisc(R) MOCVD

     EMCORE is an industry leader in MOCVD system manufacturing for the production of advanced epitaxial materials. Headquartered in Somerset, New Jersey, EMCORE pioneered the use of stainless steel growth chambers in the mid-1980s to enhance the safety of the MOCVD process and allow the use of automated loading systems to transport wafers into the growth chamber.

     Since its founding in 1984, EMCORE's proprietary TurboDisc technology has used a unique high-speed rotating disc in a stainless steel growth chamber with integrated vacuum-compatible loading chambers. To produce an epitaxial wafer, a bare substrate, such as gallium arsenide, indium phosphide or germanium, is placed on a wafer carrier in the TurboDisc growth chamber and heated to high temperatures. Based on a predetermined formula, metal organic materials and hydride gases are introduced into the growth chamber. These gases decompose on the hot, rapidly spinning wafer. Semiconductor materials are then deposited on the substrate in a highly uniform repeatable manner.

     TurboDisc technology not only ensures uniformity of deposition across the wafer, but also offers flexibility for diverse applications. Our E450 system for solar cells and E300 GaNzilla system for LEDs, are among the largest production systems with high throughput and low cost of ownership commercially available. The precise control of reactant gas flow leads to exceptional material utilization efficiency.

     EMCORE's MOCVD production systems, focused on the III-V semiconductor industry, are configured specifically for end-market applications such as HB-LEDs and advanced electronic materials and devices. This approach provides customers with expedited ramping times from install to material production, resulting in, we believe, the most cost effective solutions in the industry. EMCORE's tool-development strategy is supplemented by expertise in epi growth and device manufacturing. With a large staff of expert epi growers, EMCORE integrates feedback about the critical parameters involved with the growth of high quality materials into its design of MOCVD production systems. This knowledge has enabled EMCORE to develop MOCVD systems that produce the materials results required to meet stringent device performance standards. In order to meet our objective of being a provider of complete solutions to the high-performance equipment market, we offer several MOCVD systems that manufacture a variety of products. The following table illustrates the flexibility of EMCORE's product line, listing each MOCVD system and the associated market applications.

    EMCORE's MOCVD Systems                    Product Applications
----------------------------- --------------------------------------------------
Pioneer 75                    University  and  research &  development,  various
                              applications
Discovery 180 LDM             VCSELs, laser diodes, AlGaAs and InGaAs detectors
Discovery 180 GaN             Blue and green LEDs,  blue lasers,  GaN electronic
                              devices
Enterprise 300 LDM            Laser diodes
Enterprise 300 GaNzilla       Blue and green LEDs,  blue lasers,  GaN electronic
                              devices
Enterprise 450 EM             Electronic  materials such as pHEMTs,  HBTs, FETs,
                              E-mode devices
Enterprise 450 LED            High-brightness red, orange and yellow LEDs

     EMCORE believes its TurboDisc MOCVD production systems, which have an average selling price in excess of $1.2 million, enable the lowest cost of ownership for the manufacture of compound semiconductor materials. The major components of the cost of ownership include yield, throughput, direct costs and capital costs. Yield primarily relates to material uniformity, which is a function of the precision of the physical and chemical processes by which atomic layers are deposited. Throughput, the volume of wafers produced per unit of time, includes both the time required for a process cycle and the handling time between process steps. Direct costs include consumables used in manufacturing and processing, maintenance and spare parts and the clean room space required for the equipment. Capital costs include the cost of acquisition and installation of the process equipment.

     EMCORE also believes that its MOCVD products are well positioned to take advantage of recent trends in the LED marketplace, particularly in the Asian marketplace where EMCORE has derived a significant portion of its revenues. LEDs are being designed into miniature packages in everyday applications such as indicator lights on automobiles, computers, cellphones and other electronic equipment. LEDs offer substantial advantages over small incandescent bulbs, including longer life, lower maintenance costs and energy consumption and smaller space requirements. Handset manufacturers recently have begun to use blue or white backlighting in new models, rather than the traditional yellow-green backlighting that has been common during the last several years. We believe that LED chips produced on our MOCVD production systems meet the blue and/or white lighting characteristics that the market is now demanding. In addition, we believe that the development of full color displays for mobile handsets will increase demand for white LEDs in order to maximize the effectiveness of the full color display. We believe our E300 GaNzilla MOCVD system is the world's most powerful tool available for the production of high-brightness blue and green LEDs, offering one of the highest throughputs in the industry for the growth of GaN materials.

     We are consistently focused on development efforts on further improving the efficiency, as well as lowering the manufacturing cost, of our products and improving other performance characteristics of devices for certain markets. EMCORE's latest generation of TurboDisc products for GaAs and InP materials were released in fiscal 2001 with many innovations including:

     o new reactor design to improve source efficiency, greater up-time and lower maintenance;
     o    digital control system to reduce electronic noise;
     o    modular  component  design to simplify  component and design upgrades;
          and,
     o improved temperature control with the ability to monitor and control the deposition temperature to within 1 to 2 degrees Celsius.

     In fiscal 2001, EMCORE introduced with positive customer acceptance, the E300 GaNzilla featuring a reactor design with greater source efficiency and larger batch size than our previous GaN reactors. This product release has been highly successful with 14 reactors sold through fiscal 2002 and installed in 3 continents.


Photovoltaics

     EMCORE serves the global communications market by providing advanced solar cell products and solar panels for application in the space industry. Compound semiconductor solar cells are used to power satellites because they are more resistant to radiation levels in space and convert substantially more power from light, therefore weighing less per unit of power than silicon-based solar cells. These characteristics increase satellite life, increase payload capacity and reduce launch costs. Solar cells are typically the largest single cost component of a satellite.

     A solar cell works as follows: the "photovoltaic effect" is the basic physical process through which a solar cell converts sunlight into electricity. Sunlight is composed of photons, or particles of solar energy. These photons contain various amounts of energy corresponding to the different wavelengths of the solar spectrum. When photons strike a solar cell, they may be reflected or absorbed, or they may pass right through the cell. Only the absorbed photons generate electricity. When this happens, the energy of the photon is transformed into an electric current. Special electrical properties of the solar cell provide the voltage needed to drive the current through an external load (such as a solar array for a spacecraft).

     EMCORE designs and manufactures multi-junction compound semiconductor solar cells for commercial satellite applications in its facility in Albuquerque, New Mexico. This facility includes an automated manufacturing system that monitors production processes, uses electronic run cards and provides real-time production rates and yields for process engineering. EMCORE currently manufactures the most efficient commercially available radiation resistant solar cell in the world, using an advanced triple-junction cell design and with an average beginning of life efficiency of 27.5%. Satellite success and corresponding revenues depend on power efficiency and the satellite's capacity to transmit data.

     In March 2002, EMCORE acquired Tecstar, which provides CICs and solar panel lay-down services. Consequently, this acquisition augments EMCORE's capability to penetrate the satellite communications market by providing EMCORE with the capacity to manufacture complete solar panels using EMCORE's solar cells, thereby enabling EMCORE to provide satellite manufacturers with proven integrated satellite power solutions that considerably improve satellite economics. Satellite manufacturers and solar array integrators can now rely on EMCORE as a single supply source that meets all of their satellite power needs with proven flight heritage. Furthermore, EMCORE obtained significant patents in this acquisition that will enable EMCORE to significantly improve the engineering and design of solar cell products. EMCORE will continue Tecstar's impressive flight heritage and solar component manufacturing expertise, which dates back to 1958 when the Vanguard satellite with Tecstar solar cells was launched. Tecstar's solar panel technology has flown on numerous successful satellite missions, including Lockheed Martin's Chinastar, Loral's Telstar satellite and Orbital Sciences' ORBCOMM Constellation. EMCORE is currently completing the process of qualifying its advanced solar cells with Tecstar's proven solar panel processes for Low Earth Orbits (LEO) and Geosynchronous Earth Orbits (GEO). The combination of Tecstar's demonstrated success with well-known space programs and EMCORE's solar cell technology should enable EMCORE to dramatically improve satellite economics. Through well-established partnerships with major satellite manufacturers and a proven qualification process, EMCORE believes it can play a vital role in the evolution of telecommunications and data communications around the world.

     Recent Highlights:

     - EchoStar VIII was successfully launched in August 2002. EchoStar VIII is the first high-power GEO satellite in orbit powered by EMCORE high-efficiency solar cells.

     - In July 2002, EMCORE was awarded a contract by ESA/ASTRIUM to supply high efficiency solar panels for use in the CRYOSAT Satellite program, the purpose of which is to investigate climate change behavior patterns.


Optical Devices and Components

     Over the past several years, communication networks have experienced dramatic growth in data transmission traffic due to worldwide Internet access, e-mail and e-commerce. These communication networks include those used by local and long distance carriers as well as Internet service providers. The bulk of this traffic is routed through the optical networking infrastructure. Optical fiber offers substantially greater capacity, is less error prone and is easier to administer than copper wire. SONET is the primary standard for high-speed transmission of communication over optic fiber. More recently, the demand for system bandwidth is being addressed by a technique called Wavelength Division Multiplexing (WDM). WDM increases bandwidth by allowing several optical signals, each of a different wavelength, to be transmitted simultaneously on a signal optic fiber. To ensure that routing and switching of information occurs accurately, ATM is utilized on top of the SONET optical base. ATM is designed to efficiently integrate voice, data and video and easily scale bandwidth. More recently, performance improvements in processors require high-speed data interconnect and networking applications. Fibre Channel is capable of transmitting data at rates exceeding 1 Gbps in both directions simultaneously and is used for achieving high-speed data transfer among workstations, mainframes, data storage devices and other peripherals. EMCORE's objective is to be a leading supplier of high-performance optical devices and components for the global communications market. EMCORE's Optical Devices and Components groups are located in Albuquerque, New Mexico.

     VCSELs

     EMCORE  designs,  develops  and  manufactures  high-speed  VCSELs  and  PIN photodiode components and subassemblies for the data communications and telecommunications markets. EMCORE offers a complete product line of VCSEL and PIN photodiode solutions, including bare die, packaged components and optical subassemblies for integration into Gigabit Ethernet, Fibre Channel, Infiniband, WDM, ATM systems, and high-speed telecom applications, including VSR OC-192 and high speed optical backplanes.

     VCSELs are revolutionary compound semiconductor microlaser diodes that emit light vertically from the surface of a fabricated wafer. They combine the ability of batch process and on-wafer tests like LEDs and the superior electro-optical performance of traditional edge-emitting lasers. In addition, the cylindrical laser beam profile allows an easy and efficient coupling of the light into a multi-mode fiber. The manufacturability for both wafer processing and packaging enables a cost-effective high-bandwidth fiber optic communication solution.

     There are two major fabrication processes for VCSELs: ion-implantation and selective oxidation. Compared to implant VCSELs, the oxide VCSELs provide many superior characteristics, which include lower turn-on current, higher efficiency, higher speed, better performance linearity and stability and better reliability. Currently, the implant VCSELs are still widely used for applications with transmission speeds up to 1 Gbps. However, the oxide VCSEL is preferable for applications requiring data rates higher than 1 Gbps, which is the trend in the datacom industry. EMCORE established a consistent manufacturing process for the oxide VCSEL fabrication process despite the inherent challenges of this manufacturing technique compared to the implant process. EMCORE is the leading high-volume manufacturer of oxide VCSELs.

     VCSELs have many advantages, including ultra-high modulation rates for advanced information processing, extremely low power consumption, high fiber optic coupling efficiencies, circular output beams and photolithography-defined geometries. Key features of EMCORE's VCSELs, arrays and subassemblies are:

     o fast transmission speed ranging from 1 to 10 Gbps, transitioning to 20 Gbps per channel;
     o consistent manufacturing process resulting in VCSELs with consistent output power and threshold current over a wide operating temperature range;
     o greater device uniformity enabling simplification of circuit design and seamless integration into OEM systems; and,
     o significant performance advantages over traditional laser diodes, including greater control over beam size and wavelength, reduced manufacturing complexity and packaging costs, and lower power consumption.

     EMCORE's strategy is to capitalize on its oxide VCSEL manufacturing platform and expertise, by providing the industry with 1 Gbps, 2.5 Gbps, 10 Gbps (OC-192), and 40 Gbps (OC-768) solutions through single-channel serial, multi-channel parallel or WDM approaches. Leading electronic systems manufacturers are integrating VCSELs into a broad array of end-market applications including Internet access, digital cross-connect telecommunications switches, Infiniband optical bus, fiber optic switching and routing, such as Gigabit Ethernet and SAN.

     VCSEL-based array transceivers and transponders

     VCSEL-based array transceivers and transponders, EMCORE's primary fiber optic products, are penetrating telecommunication markets as solutions for low-cost, VSR OC-192 10 Gbps SONET optical links. The Optical Internetworking Forum (of which EMCORE is a member) approved the specifications for VSR OC-192 optical links based on VCSEL arrays in December 2000. Array transceivers are the preferred solutions of original equipment manufacturers for high-speed optical backplanes which are replacing traditional electrical backplanes as bandwidth requirements have exceeded the limits practical for copper connections.

     EMCORE has successfully developed and delivered commercially available high-speed array transceivers and transponders for the data and telecommunications markets. We work closely with our customers' systems design teams to better understand product applications in new and existing systems. EMCORE's transceivers and transponders offer OEMs several advantages, including products that:

     o    have fast transmission speeds up to 40 Gbps aggregate throughput;
     o    are designed for high volume manufacturing;
     o utilize EMCORE's leading-edge VCSEL array and PIN photodiode array components; and
     o    deliver  significant   cost-performance  and  application  flexibility
          advantages over traditional serial solutions.

     Photodetectors

     Photodetectors are discrete semiconductor devices that detect light in order to convert an optical signal into an electrical signal. Similar to VCSELs, photodetectors combine the ability of batch processing and on-wafer testing with superior electro-optical performance. The large aperture size readily permits efficient coupling of light from a multi-mode fiber.

     EMCORE has successfully developed an 850 nm 1x12 photodetector array at operating speeds of 1.25 Gbps and 2.7 Gbps per channel. In addition, 850 nm singlets and 1x4 arrays at 10 Gbps have been developed. The arrays perform light to logic conversions for data transmissions over multi-mode fiber ribbon cable. The long-wavelength 1310 nm photodetector product is geared largely toward the high-speed telecom medium range market/application using single-mode fiber. Furthermore, EMCORE can produce devices that are hermetically sealed, ensuring high reliability regardless of the nature of device packaging.

     Since EMCORE first introduced its new family of fiber optic products to the market, EMCORE has had several accomplishments that have provided the marketplace with high-speed solutions to alleviate data congestion. Some of these recent achievements include:

     - In March 2002, EMCORE released transmitting optical subassembly (TOSA) and receiving optical subassembly (ROSA) products operating at a data rate of 10 Gbps. EMCORE offers TOSAs and ROSAs in both LC and SC coupling formats. These OSAs are built upon EMCORE's photodetectors and award-winning 10 Gbps VCSELs (2001 Circle of Excellence Product Award by Photonics Spectrum), demonstrating superior electro-optical performance and reliability. The design and processes of these subassemblies are highly leveraged by and compatible with those of the standard products for 2.5 Gbps. This design philosophy for the products and processes provides, we believe, the most cost-effective solutions. Most of the leading OEMs have selected EMCORE's 10 Gbps TOSAs and ROSAs as the key components for their small-form-factor and low-cost transceivers and transponders. These XFP and XPAK transceivers will be widely used in applications such as 10 Gigabit Ethernet, 10 Gigabit Fibre Channel, and proprietary links.

     -    In July  2002,  EMCORE  received  a  prestigious  R&D 100  Award  in a competition sponsored annually by R&D Magazine. The award was in recognition of advanced fiber optic module development work, accomplished by EMCORE in conjunction with Sandia National Laboratories, for the MTR8500 VSR OC-192 Parallel Array Transponder. The MTR8500, which provides VSR interconnections over parallel fiber links at SONET OC-192 data rates, was the first commercially available 300-pin transponder compliant with the Optical Internetworking Forum's VSR-1 Implementation Agreement (OIF-VSR4-0.10).

     - During fiscal 2002, EMCORE announced the expansion of its optical device product portfolio with the commercial availability of two new 1310 nm, high speed, high performance PIN diodes designed for use in OC-48 and OC-192 data and telecom applications. The 2.5 GHz, 1X12 PIN diode array and 10 GHz PIN diode singlet are designed to meet all requirements of "Telcordia 468" standard including chip-level hermeticity, and therefore, offer significant cost savings as a result of their minimal packaging requirements. Furthermore, PIN diodes from EMCORE feature a high degree of responsivity, low capacitance, low dark current, and high bandwidth.

Electronic Materials and Devices

     The manufacturing process for electronic materials is based on EMCORE's proprietary TurboDisc technology which utilizes a unique high speed rotating disk in a stainless steel growth chamber with integrated vacuum-compatible loading chambers. To produce a wafer, a bare substrate, such as gallium arsenide, sapphire or germanium, is placed on a wafer carrier in the TurboDisc growth chamber and subjected to high temperatures. Based on a predetermined formula, metal organic gases are released into the growth chamber. These gases decompose on the hot, rapidly spinning wafer. Semiconductor materials are then deposited on the substrate in a highly uniform manner. The resulting wafer thus carries one or more ultra-thin layers of compound semiconductor material such as gallium arsenide, gallium nitride or indium phosphide. The TurboDisc technology not only produces uniformity of deposition across the wafer, but also offers flexibility for diverse applications with improved material results and increased production rates. The unique precision control of reactant gas flow in the TurboDisc technology platform allows users to scale easily from research to commercial volumes with substantially reduced time and effort. Upon removal from the growth chamber, the wafer is transferred to a device processing facility for various steps such as photolithography, etching, masking, metallization and dicing. Upon completion of these steps, the devices are then sent for packaging and incorporation in the customer's product.

     Electronic Materials

     RF materials are compound semiconductor materials used in wireless communications. Compound semiconductor RF materials have a broader bandwidth and superior performance at higher frequencies than silicon-based materials. EMCORE currently produces 4-inch and 6-inch InGaP HBT and AlGaAs pHEMT materials including E-mode devices that are used for power amplifiers for next generation wireless infrastructure such as GSM, TDMA and CDMA multiband wireless handsets. InGaP HBT materials provide higher linearity, higher power added efficiency as well as greater reliability than first generation AlGaAs HBT technologies. In addition, recent developments and transfers to production of enhancement mode pHEMT technologies have demonstrated their continued competitiveness for handset applications. EMCORE believes that its ability to produce high volumes of RF materials at a low cost will encourage their adoption in new applications and products.

     EMCORE's Somerset, New Jersey manufacturing facility has six TurboDisc MOCVD production systems dedicated to electronic materials production. EMCORE also equipped its wafer fabrication area with state of the art cassette to cassette characterization equipment.

     Electronic Devices

     MR sensors are compound semiconductor devices that possess sensing capabilities. MR sensors improve vehicle performance through more accurate control of engine and crank shaft timing, which allows for improved spark plug efficiency and reduced emissions. In January 1997, EMCORE initiated shipments of compound semiconductor MR sensors using technology licensed to EMCORE from General Motors. This license allows EMCORE to manufacture and sell products using this technology. Through fiscal 2002, EMCORE had delivered more than 15 million devices to General Motors Powertrain for crank and cam speed and position sensing applications.

HB-LED Joint Venture

     HB-LEDs are solid state compound semiconductor devices that emit light and are used in miniature packages in everyday applications such as indicator lights on automobiles, computers and other electronic equipment. HB-LEDs offer substantial advantages over small incandescent bulbs, including longer life, lower maintenance costs and energy consumption and smaller space requirements. Groups of HB-LEDs can make up single or full-color electronic displays. Presently, HB-LED chips produced on EMCORE's MOCVD production systems are used for backlighting in applications such as wireless handsets, computer monitors and automotive dashboard lighting. In addition, they are used in consumer products and office equipment as indicator lighting, in full color displays, message advertising and informational signs, landscape lighting and traffic signals. Some of our customers manufacture HB-LED components that emit white light using blue or ultraviolet HB-LEDs produced on EMCORE's MOCVD production systems. By passing blue HB-LED light through certain conversion materials such as phosphors, or by using blue in combination with HB-LEDs of other appropriate colors, white light emission can be obtained.

     In January 1999, EMCORE and General Electric Lighting formed GELcore LLC (GELcore), a joint venture to develop and market HB-LED lighting products. Under the terms of the joint venture agreement, EMCORE has a 49% non-controlling interest in the joint venture. Both parties have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. GELcore combines EMCORE's materials science and device design expertise with General Electric Lighting's brand name recognition, phosphor technology and extensive marketing and distribution capabilities. GELcore's current product line includes traffic lights, channel letters, flashlights and other signage and display products incorporating HB-LEDs. GELcore's long-term goal is to develop products to replace traditional lighting. In September 2000, GELcore acquired Ecolux, Inc., adding HB-LED signaling products to its growing line of LED products. EMCORE believes that Ecolux is currently receiving the majority of contracts for which it submits bids for the replacement of traditional traffic lights with HB-LEDs.

     Recent highlight: In July 2002, EMCORE announced that it received a patent for its invention of a semiconductor laser separation technique for gallium nitride-based and other materials grown on sapphire substrates. The new technique, which uses a patterned laser projection to separate the processed wafer into several thousand individual devices, solves many challenges inherent with current separation techniques. The new method designed by EMCORE, which has been successfully employed in a high-volume HB-LED manufacturing production facility for over 2 years, will expedite manufacturing times of GaN-based blue and green HB-LEDs and improve GaN materials device yields and throughput. It will also have a significant impact on the cost and manufacturability of all devices on sapphire substrate. The new device separation technique from EMCORE virtually eliminates yield loss, requires low maintenance and significantly improves device fabrication cycle times. Using EMCORE's method, device separation is achieved by laser ablation, where a laser beam is passed through optical elements and masks to produce a patterned laser projection. The patterned laser projection is then directed at the wafer surface and applied for a specified time at a specified power to achieve a precise cut into the wafer and dramatically increase the number of devices that can be achieved from a single wafer.

Government Research Contract Funding
------------------------------------

     EMCORE derives a portion of its revenue from funding of research contacts with the U.S. Government (Government). These contracts typically cover work performed from over several months up to four years. These contracts may be modified or terminated at the convenience of the Government. Therefore, these programs may be subject to Government budgetary fluctuations. The contracts generally provide that we may elect to retain title to inventions made in the course of research with the Government obtaining a non-exclusive license to practice such inventions for Government purposes. For the fiscal years ended September 30, 2002, 2001, and 2000, Government funding represented 4%, 1% and 2% of total revenue, respectively.

     Recent highlight: In June 2002, EMCORE signed a contract with Defense Advanced Research Projects Agency (DARPA) under which it will participate in the Department of Defense agency's mission to develop wide bandgap semiconductor-based high power, high frequency electronics for use in military applications based on EMCORE's GaN technology. The contract consists of a $3.0 million baseline project to be completed over an 18-month period, and $1.0 million of additional work to be performed at the Government's option over a subsequent 10-month period. The Government has not yet exercised this option. EMCORE will recognize revenue to the extent of costs incurred plus the estimated gross profit as stipulated within the contract, based upon contract performance.

Customers
---------

     Since its inception, EMCORE has worked closely with its customers to design and develop process technology and material science expertise for use in production systems for its customers' end-use applications. EMCORE has leveraged its process and materials science knowledge base to manufacture a broad range of compound semiconductor wafers and devices such as VCSELs, photodetectors, RF and electronic materials, solar cells, HB-LEDs and MR sensors. EMCORE's customer base includes many of the largest semiconductor, telecommunications, consumer goods and computer manufacturing companies in the world. Some of our customers include Agere Systems, Inc., Agilent Technologies Ltd., Anadigics Inc., Boeing-Spectrolab, Corning, Inc., General Motors Corp., Hewlett Packard Co., Honeywell International, Inc., Infineon Technologies AG, Loral Space & Communications Ltd., LumiLeds Lighting (a joint venture between Philips Lighting and Agilent Technologies), Motorola, Inc., Nortel Networks Corp., Siemens AG's Osram GmbH subsidiary, TriQuint Semiconductor, Inc., Tyco, Inc., many of the largest electronics manufacturers in Japan and a number of Taiwanese, Chinese and Korean companies. EMCORE also sells to a number of other customers whose names cannot be identified because of confidentiality obligations.

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


Marketing and Sales
-------------------

     EMCORE actively markets its products through select advertising and participation at trade shows. Our customers work directly with our internal sales force and senior management for sales in North America, Europe and Taiwan. To market, sell, and service certain of our products in Japan and China, EMCORE relies on Hakuto Co., Ltd. Hakuto has exclusive distribution rights for certain systems-related products in China and Japan through March 2008. Hakuto has marketed and serviced EMCORE's products since 1988 via six branch offices and owns approximately 4% of EMCORE's common stock. Until he retired in 2002, the President of Hakuto had also been a member of EMCORE's Board of Directors since 1997. EMCORE uses DI Systems to market and service EMCORE's systems-related products in South Korea and Nissho Iwai Corporation to market photovoltaic products in Japan, Korea and India.

     In addition to EMCORE's three manufacturing facilities, it also maintains one domestic sales office located in Santa Clara, California and two overseas sales offices located in France and Taiwan. These offices were opened to efficiently service and provide engineering support closer to EMCORE's customer base in these areas. As a result of the introduction of many new products during fiscal 2002, EMCORE's management perceives the need for more frequent interaction with our customers. As a result, EMCORE is considering opening additional overseas sales offices to facilitate business transactions and act as a liaison between our Asia Pacific customers and our U.S. corporate office.

     EMCORE allows each product line to maximize its reach into each market segment. While there are common technologies used by each product line, the customers and market segments are much more diverse. Each product line has a marketing and sales organization that can focus completely on the customer needs, the service required both before and after the order is received, as well as on the competitive threats each product and market segment faces. With regards to systems-related products, EMCORE seeks to match customer's requirements to an existing design or a modification of a standard design. When necessary, EMCORE will work with the customer to develop the appropriate design process and to configure and manufacture the production system to meet the customer's needs. EMCORE will also produce samples to demonstrate conformance to the customer's specifications. For production systems, the sales cycle is typically lengthy and requires continued participation from salespersons, field engineers and product designers. The period of time from the initial contact with the customer to the customer's placement of an order is typically three to nine months or longer. EMCORE's sales cycle for materials-related products usually runs three months to in excess of a year, during which time EMCORE develops the formula of elements necessary to meet the customer's specifications and qualifies the materials, which may also require the delivery of samples. Accordingly, EMCORE is able to develop strategic, and therefore long lasting, customer relationships and technologies that are industry leading and that customers want, which EMCORE believes will enable it to ultimately achieve EMCORE's objective of becoming market leaders as well as technology leaders in each of its product lines.


Service and Support
-------------------

     EMCORE maintains a worldwide service and support network responsible for on-site maintenance and process monitoring on either a contractual or time-and-materials basis. Customers may purchase annual service contracts under which EMCORE is required to maintain an inventory of replacement parts and to service the equipment upon the customer's request. EMCORE pursues a program of system upgrades for customers to increase the performance of older systems. EMCORE generally does not offer extended payment terms to customers and adheres to a warranty policy of 1 year or less. Consistent with industry practice, EMCORE maintains an inventory of components for servicing systems in the field and it believes that its inventory is sufficient to satisfy foreseeable short-term customer requirements. EMCORE operates warehouse depots in Taiwan and in Europe to provide improved timely service to its overseas customers. As of September 30, 2002, EMCORE employed 26 field service engineers and staff who install MOCVD systems and provide on-site support.


Backlog
-------

     As of September 30, 2002, EMCORE had a backlog believed to be firm of approximately $45 million, consisting of approximately $26 million of system-related orders and $19 million of materials-related orders. This compares to a backlog of $75 million as reported at the end of the prior year. The decrease in backlog was primarily attributable to decreased demand experienced within EMCORE's systems-related product line, which resulted in a significantly lower number of new orders booked in fiscal 2002 as compared to fiscal 2001. The current economic climate has reduced capital spending dramatically during the past year, particularly in the data and telecommunication sectors, where EMCORE has traditionally sold a significant portion of systems-related and material-related products. Historically, significant portions of our materials-related revenues are not reported in backlog since our customers have reduced lead times. Many of our materials-related sales usually occur within the same month when the purchase order is received. The backlog does not include orders for product that have not met qualification specifications, nor does it include anticipated service or component orders, estimated at $8 million annually, since these orders have very short lead times. We believe the entire backlog could be filled during fiscal 2003. However, especially given the current market environment, customers may delay shipment of certain orders until fiscal 2004. Backlog also could be adversely affected if customers unexpectedly cancel purchase orders accepted by us.


Manufacturing
-------------

     EMCORE's operations include MOCVD system engineering and manufacture, wafer fabrication, design and device production, solar panel engineering and assembly and fiber optic module design and manufacture. Many of EMCORE's manufacturing operations are computer monitored or controlled to enhance reliability and yield. EMCORE manufactures its own MOCVD systems. EMCORE outsources the manufacture of some components and sub-assemblies, but performs all final system integration, assembly and testing. As of September 30, 2002, EMCORE had 350 employees involved in manufacturing. The location of and products manufactured at EMCORE's facilities are summarized below:

           Location                              EMCORE product line
------------------------------   -----------------------------------------------
Somerset, New Jersey             - TurboDisc MOCVD (production systems)
(headquarters)                   - Electronic   Materials  and  Devices   (HBTs,
                                   pHEMTs and MR sensors)

Albuquerque, New Mexico          - Photovoltaics (solar cells)
                                 - Optical  Devices and  Components  (VCSELs and
                                   fiber optic modules)

City of Industry, California     - Photovoltaics (CICs and solar panels)

     EMCORE fabricates electronic materials and devices at its facilities in New Jersey and New Mexico, which have a combined clean room area totaling approximately 41,000 square feet. Unlike silicon semiconductor technology, which could involve up to a 100-step manufacturing process, our materials-related products are manufactured in a four-part process: epitaxial deposition, fabrication, testing and packaging. Up to 80% of the manufacturing process is completed in our internally manufactured MOCVD production systems. The epitaxial deposition process represents the growth of thin layers of SiC, GaN or other materials on a polished wafer, depending on the nature of the device under production. Following epitaxy, chips are fabricated in a clean room environment. The final steps involve testing and cutting prior to shipment to the customer.

     The manufacturing process also involves extensive quality assurance systems and performance testing. Both EMCORE's New Jersey and New Mexico facilities have acquired and maintain certification status for their Quality Management Systems. The New Jersey facility, which is used by EMCORE's TurboDisc MOCVD and Electronic Materials and Devices groups, is registered to ISO 9001 + QS 9000-1998. The New Mexico facility, which is used by EMCORE's Photovoltaics and Optical Devices and Components groups and the California facility, which is also used by the Photovoltaics group are registered to ISO 9001.


Sources of Raw Materials
------------------------

     Outside contractors and vendors are used to supply raw materials and standard components and to assemble portions of end systems from EMCORE specifications. In certain cases, EMCORE depends on sole, or a limited number of, vendors of components and raw materials; however, EMCORE is continually reviewing efforts to mitigate risks. We generally do not carry significant inventories of any raw materials. EMCORE maintains inventories it believes are sufficient to meet its near term needs. Because we often do not account for a significant part of our vendors' business, we may not have access to sufficient capacity from these vendors in periods of high demand. EMCORE maintains ongoing communications with its vendors to try to ensure against interruptions in supply and has, to date, generally been able to obtain sufficient supplies in a timely manner. EMCORE implemented a vendor program to inspect quality and review suppliers and prices in order to standardize purchasing efficiencies and design requirements in order to maintain as low a cost of sales as possible. If we were to change any of our limited or sole source vendors, we would be required to re-qualify each new vendor. Re-qualification could prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these vendors may negatively affect our production if the components vary in quality or quantity. If we are unable to obtain timely deliveries of sufficient components of acceptable quality, or if the prices of components for which we do not have alternative sources increase, our business, financial condition, results of operations and cash flows could be materially and adversely affected.


Research and Development
------------------------

     The semiconductor industry is characterized by rapid changes in process technologies with increasing levels of functional integration. To maintain and improve its competitive position, EMCORE invests significant resources in research and development. Our efforts are focused on designing new proprietary processes and products, improving the performance of existing systems, wafers and devices and reducing costs in the product manufacturing process. EMCORE has dedicated 23 TurboDisc systems and five device fabrication facilities for both research and production that are capable of processing virtually all-compound semiconductor materials. Nine of those TurboDisc systems and two device fabrication areas are dedicated fully to research and development efforts and are used by a staff of over 65 scientists, engineers, technicians and staff, 36 of which have a Ph.D. degree. The research and development staff utilizes x-ray, optical and electrical characterization equipment that provides instant data allowing for shortened development cycles and rapid customer response. During fiscal years 2002, 2001 and 2000, EMCORE invested $41.0 million, $53.4 million and $32.7 million towards our product research and development activities. As part of the ongoing effort to cut costs, EMCORE implemented a program to focus research and development efforts on projects that can be expected to generate returns within one year. As a result, EMCORE has been able to reduce overall research and development costs without, we believe, jeopardizing future revenue opportunities. EMCORE believes that several research and development projects have the potential to greatly improve its competitive position and to drive its revenue growth in the next few years. For example:

     o During fiscal 2002, EMCORE's E300 GaNzilla system has seen market penetration in every major geographical market area with tools shipping within North America and to Europe and Asia. The initial system installations have proven to the market the versatility of our E300 GaNzilla system and its ability to perform in a robust and stable mode for production. We have continuously improved our blue (470 nm) and green (525 nm) HB-LED growth processes throughout the year, resulting in typical emission powers of 3.0 mW and 2.0 mW, respectively, for standard die conditions from both the E300 and D180 GaN reactor platforms. We have also started work on ultraviolet HB-LEDs (~ 400 nm), intended for solid-state-lighting, where we have achieved 30 mW power from a flip-chip design structure. Furthermore, we have developed AlGaN-based solar-blind detectors for a government-sponsored contract, achieving almost 50% external quantum efficiency in the 250-280 nm wavelength detection range.

     o EMCORE is currently designing new products for the high-performance optical communications market. In the field of optical devices and components, EMCORE has been the leader in the development of high-speed VCSELs. The 10 Gbps VCSEL chips and packages have been successfully developed and released to production. These high-speed VCSELs can be produced as singlets or as arrays for much higher bandwidth transceivers. EMCORE has invested significant resources in developing VCSELs operating near 1310 nm wavelength. Steady progress has been made. The success of this project will lead to a low-cost key component for OC-48 and OC-192 transceiver components. Along with its VCSEL efforts, EMCORE developed 850 nm and 1310 nm photodetector arrays, which operate at speeds of up to 10 Gbps and are designed to work with these VCSEL devices. EMCORE has invested aggressively in the development of array transceiver products that capitalize on its VCSEL and photodetector components. By manufacturing these components in-house, EMCORE is able to reduce the overall cost of the transceiver module. With the VSR OC-192 transponder and 12 x 2.7 Gbps array transceiver successfully qualified and implemented by OEMs, EMCORE plans to continue with this roadmap to introduce a family of state-of-the-art products for VSR fiber optics modules. Through its acquisition of Alvesta, EMCORE has added four-channel transceivers and transponders to its fiber optic product offering.

     o In the field of solar cells, development of advanced device structures and growth techniques are enabling both an increase in solar cell efficiency from EMCORE's current industry leading 27.5% solar cell to a 28.5% product and the integration of a true monolithic bypass diode on the solar cell.

     o For electronic materials, EMCORE has continued to develop advanced HBT and pHEMT structures using next generation materials, such as InGaAsN and InP.

     EMCORE also competes for research and development funds. In view of the high cost of development, EMCORE solicits research contracts that provide opportunities to enhance its core technology base and promote the commercialization of targeted EMCORE products. EMCORE is also positioned to market technology and process development expertise directly to customers who require it for their own product development efforts.


Intellectual Property and Licensing
-----------------------------------

     EMCORE's success and competitive position in sales of semiconductor production systems, wafers and devices depends significantly on its ability to obtain intellectual property protection for its research and development efforts. EMCORE's strategy is to rely on both patents and trade secrets to protect its intellectual property. To date, EMCORE has 28 U.S. patents and three foreign patents, and others are either pending (65 patent applications filed) or under in-house review (2 disclosures and draft patent applications). Included in these amounts are patents and patent applications acquired from Tecstar. The U.S. patents will expire between 2005 and 2018. These patents (granted and filed) claim material aspects of current or planned commercial versions of EMCORE's systems, wafers or devices. In addition, EMCORE actively markets and licenses its intellectual property.

     Some recently issued patents and filed patent applications include:

     o U.S. Patent No. 6,413,839 granted on July 2, 2002 entitled "Semiconductor Device Separation" covers the device separation technique for gallium nitride-based and other materials grown on sapphire substrates, and

     o U.S. Patent No. 6,197,121 granted on March 6, 2001 entitled "Chemical Vapor Deposition Apparatus" covers material aspects of our current reactor technology, and

     o The 12 x 1.25 Gbps array transceiver project for VSR fiber optics modules have generated eight patent applications to date.

     EMCORE relies on trade secrets to protect its intellectual property when it believes publishing patents would make it easier for others to reverse engineer EMCORE's proprietary processes. A "trade secret'' is information that has value to the extent it is not generally known, not readily ascertainable by others through legitimate means and protected in a way that maintains its secrecy. Reliance on trade secrets is only an effective business practice insofar as trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. In order to protect its trade secrets, EMCORE takes certain measures to ensure their secrecy, such as partitioning the non-essential flow of information between its different groups and executing non-disclosure agreements with its employees, joint venture partners, customers and suppliers.

     As is typical in our industry, we have, from time to time, received, and may continue to receive in the future, letters from third parties, asserting patent rights or other intellectual property rights against certain of our products and processes. None of the claims to date has resulted in the commencement of any litigation against us. From time to time, EMCORE licenses from third parties technology and patent rights to manufacture and sell its products. For example, EMCORE is a licensee of certain VCSEL technology and associated patent rights owned by Sandia Corporation. The Sandia license grants
EMCORE:

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


Environmental Regulations
-------------------------

     EMCORE is subject to federal, state and local laws and regulations concerning the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials used in its research and development and production operations, as well as laws and regulations concerning environmental remediation and employee health and safety. The production of wafers and devices involves the use of certain hazardous raw materials, including, but not limited to, ammonia, phosphine and arsine. EMCORE has in-house professionals to address compliance with applicable environmental and health and safety laws and regulations.

     If EMCORE's control systems are unsuccessful in preventing release of these or other hazardous materials, EMCORE could experience a substantial interruption of operations and could be subject to significant liability for clean-up and other claims. On May 7, 2002, EMCORE received a warning letter from the US Environmental Protection Agency regarding alleged failure in the Albuquerque facility to maintain the paperwork required of a Large Quantity Generator as required by the Resource Conservation and Recovery Act of 1976 (RCRA). EMCORE is in the process of implementing a comprehensive program to address the concerns raised by this letter. EMCORE believes that it is currently in compliance with all applicable environmental laws, including RCRA, except such violations as could not reasonably be expected to have a material effect on the financial condition or results of operations of EMCORE.


Competition
-----------

     The semiconductor industry is intensely competitive and is characterized by rapid technological change, price erosion and substantial foreign competition. EMCORE faces actual and potential competition from a number of established domestic and international compound semiconductor companies. Many of these companies have greater engineering, manufacturing, marketing and financial resources than we have. EMCORE competes with primarily two competitors for sales of MOCVD systems: Aixtron GmbH and Nippon-Sanso K.K. Ltd. EMCORE also faces competition from manufacturers that implement in-house systems for their own use. We believe our systems segment currently enjoys a favorable position in today's markets due to our pioneering technology and engineering development breakthroughs that have provided our customers with a level of process control, reliability and lower manufacturing costs formerly unavailable in the MOCVD industry. For photovoltaics products, EMCORE primarily competes with Boeing-Spectrolab, Sharp Electronics and RWE Solar. The primary competitors for EMCORE's Electronic Materials wafer foundry include Hitachi-Cable, Kopin Corporation and IQE. Competition is also strong in the optical market due to the high potential market growth, which attracts both larger and smaller competitors. EMCORE's principal competitors for sales of VCSEL-related products include Honeywell, Inc. and Avalon Photonics for serial optics and Agilent, Infineon and Stratos Lightwave for parallel optics. The principal competitors for MR sensors are Honeywell, Inc., Matsushita Electric Industrial Co. Ltd., Siemens AG Osterreich, Electrotechnik and Asahi Kasei Electronic Co., Ltd.. The principal competitors for HB-LEDs and EMCORE's joint venture with General Electric Lighting include LumiLeds Lighting, a joint venture between Agilent Technologies and Philips Lighting, Siemens AG's Osram GmbH subsidiary, Nichia Corporation and Toyoda Gosei Co., Ltd. In addition, Epistar, Arima, UEC and other Asian based companies in recent years have begun production of LEDs.

     In addition, EMCORE competes with many research institutions and universities for research contract funding. EMCORE also sells its products to current competitors and companies with the capability of becoming competitors. As the markets for EMCORE's products grow, new competitors are likely to emerge and present competitors may increase their market share. Furthermore, in the EU, political and legal requirements encourage the purchase of EU-produced goods, which can put EMCORE at a competitive disadvantage as against European competitors.

     There are substantial barriers to entry by new competitors across EMCORE's product lines. These barriers include: the large number of existing patents, time and costs to be incurred to develop products, technical difficulty in manufacturing semiconductor products, lengthy sales and qualification cycles, and difficulties in hiring and retaining skilled employees with the required scientific and technical backgrounds. EMCORE believes that the primary competitive factors in the markets in which EMCORE's products compete are yield, throughput, performance, breadth of product line, product heritage, customer satisfaction, customer commitment to competing technologies and, in the case of production systems, capital and direct costs and size of installed base. Competitors may develop enhancements to or future generations of competitive products that offer superior price and performance factors. EMCORE believes that in order to remain competitive, it must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide.


Investments
-----------

     In February  2002,  EMCORE  purchased  $1.0 million of  preferred  stock of
Archcom Technology, Inc., a venture-funded, start-up optical networking components company that designs, manufactures, and markets a series of high performance lasers and photodiodes for datacom and telecom industries. EMCORE does not exercise significant influence over financial and operating policies, and the investment represents less than 20% of ownership. Therefore, EMCORE accounts for this investment under the cost method of accounting.


Employees
---------

     At September 30, 2002, EMCORE had 558 employees, including 350 employees in manufacturing operations, 62 employees in research and development, 144 employees in sales, general and administration and 2 temporary employees. This represented a decrease of 309 employees or 36% from September 30, 2001. Due to dramatically reduced capital spending during the past year, EMCORE announced a restructuring that included workforce reductions during fiscal 2002. The workforce, all of whom were entitled to termination benefits, was reduced in both of EMCORE's business segments. Management does not believe that the restructuring will have a material impact on future revenues. Our ability to attract and retain qualified personnel is essential to our continued success. None of EMCORE's employees are covered by a collective bargaining agreement, nor have we ever experienced any labor-related work stoppage. We believe our employee relations are good.

Risk Factors
------------

     YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED. WE CAUTION THE READER THAT THESE RISK FACTORS MAY NOT BE EXHAUSTIVE. WE OPERATE IN A CONTINUALLY CHANGING BUSINESS ENVIRONMENT, AND NEW RISK FACTORS EMERGE FROM TIME TO TIME. WE CANNOT PREDICT SUCH NEW RISK FACTORS, AND WE CANNOT ASSESS THE EFFECT, IF ANY, OF SUCH NEW RISK FACTORS ON OUR BUSINESSES OR THE EXTENT TO WHICH ANY FACTOR, OR COMBINATION OF FACTORS, MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT.
ACCORDINGLY, FORWARD-LOOKING STATEMENTS SHOULD NOT BE RELIED UPON AS A PREDICTION OF ACTUAL RESULTS. IN ADDITION, OUR MANAGEMENT'S ESTIMATES OF FUTURE OPERATING RESULTS ARE BASED ON THE CURRENT COMPLEMENT OF BUSINESSES, WHICH IS CONSTANTLY SUBJECT TO CHANGE AS MANAGEMENT IMPLEMENTS ITS FIX, SELL OR GROW STRATEGY.


We May Continue To Incur Operating Losses.

     We started operations in 1984 and as of September 30, 2002, we had an accumulated deficit of $250.9 million. We incurred net losses of $129.8 million in fiscal 2002, $12.3 million in fiscal 2001 and $25.5 million in fiscal 2000. In addition, as a result of the continuing downturn in the economy, we expect that overall revenues will remain flat, or at best, modestly increase in fiscal 2003 compared to fiscal 2002. While we have reduced our cost structure substantially, we may continue to lose money. Many of our expenses, particularly those relating to capital equipment, debt service and manufacturing overhead are fixed. Accordingly, lower revenue causes our fixed production costs to be allocated across reduced production volumes, which adversely affects our gross margin and profitability. Therefore, we expect to continue to incur operating losses until revenues increase. We cannot currently predict whether or when demand will strengthen across our product lines or how quickly our customers will consume their inventories of our products.


Reduced Customer Lead Times Means We Are Less Able To Forecast Revenues And, As A Result, May Be Unable To Accurately Predict Growth And Manage Our Cost.

     Several of our customers have reduced the lead times they give us when ordering product from us. While this trend has enabled us to reduce inventory, it also restricts our ability to forecast revenues. If our sales and profit margins do not increase to support the higher levels of operating expenses and if our new product offerings are not successful, our business, financial condition, results of operations and cash flows could be materially and adversely affected.


We Will Lose Sales If We Are Unable To Obtain Government Authorization To Export Our Products.

     Exports of our products to certain destinations, such as the People's Republic of China, India, Russia, Malaysia and Taiwan, may require pre-shipment authorization from U.S. export control authorities, including the U.S. Departments of Commerce and State. Authorization may be conditioned on end-use restrictions. On certain occasions, we have been denied authorization, particularly with respect to the People's Republic of China. Failure to receive these authorizations may materially and adversely affect our revenues and in turn our business, financial condition, results of operations and cash flows from international sales.

     Our photovoltaics business is particularly sensitive to export control issues. All of our photovoltaic products are export-controlled and subject to the jurisdiction of the U.S. Department of Commerce. In addition, many of our potential customers are located in countries, like Russia, India and Argentina, for which export licenses are required. Moreover, given the current global
political  climate,   obtaining  export  licenses  may  be  more  difficult  and time-consuming  than  in  the  past.  Failure  to  obtain  export  licenses  for photovoltaic shipments could significantly reduce revenues of our materials-related segment and could have a material adverse effect on our financial condition, results of operations and cash flows.

We Have Substantial Debt And If We Are Unable To Generate Sufficient Cash Flow Or Otherwise Obtain Funds, We May Not Be Able To Pay Our Debt And Other Obligations.

     In May 2001, we sold $175.0 million of convertible subordinated notes due in 2006 in a private placement for resale to qualified institutional buyers. Approximately, $161.7 million of these notes is currently outstanding. We also have approximately $3.6 million of guarantee obligations in respect of the GELcore joint venture. In addition, we may incur additional debt in the future. This significant amount of debt could, among other things:

     o make it difficult for us to make payments on the notes and any other debt we may have;

     o make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

     o require us to dedicate a substantial portion of our cash flow from operations to service our debt, which would reduce the amount of our cash flow available for other purposes, including working capital and capital expenditures;

     o limit our flexibility in planning for, or reacting to, changes in our business; and

     o make us more vulnerable in the event of a further or continued downturn in our business.

     Furthermore, if our cash flow is inadequate to meet our obligations or we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes or our other obligations, we would be in default under the terms thereof. Default under the note indenture would permit the holders of the notes to accelerate the maturity of the notes and could cause defaults under future indebtedness we may incur. Any such default would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. In addition, we cannot assure you that we would be able to repay amounts due in respect of the notes if payment of the notes were to be accelerated following the occurrence of an event of default as defined in the note indenture.


Our Success Depends On Our Ability To Introduce New Products On A Timely Basis.

     We compete in markets characterized by rapid technological change, evolving industry standards and continuous improvements in products. Due to constant changes in these markets, our future success depends on our ability to improve our manufacturing processes, systems and products. To remain competitive we must continually introduce new and improved products as well as production systems with higher capacity and better production yields. Furthermore, we have reduced research and development spending in fiscal 2002, and we expect to reduce it further in fiscal 2003, which could negatively impact our ability to introduce new products. Our business, financial condition, results of operations and cash flows may be materially and adversely affected if:

     o    we are unable to improve our existing products on a timely basis;
     o our new products are not introduced on a timely basis or do not achieve sufficient market penetration; or
     o    our new products experience reliability or quality problems.


Shifts In Industry-wide Demands And Inventories Could Result In Significant Inventory Write-downs.

     The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage production and inventory levels closely. We cannot assure investors that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed, will not affect us beyond the inventory charges that we have already taken during fiscal year 2002.

The Time And Costs Of Developing New Products May Exceed Our Budget And Our Products May Not Be Commercially Successful.

     We have recently introduced a number of new products and expect to be introducing additional new products in the near future. The commercialization of new products involves substantial expenditures in research and development, production and marketing. We may be unable to successfully design or manufacture these new products and may have difficulty penetrating new markets.

     Because it is generally not possible to predict the amount of time required and the costs involved in achieving certain research, development and engineering objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. Our business, financial condition, results of operations and cash flows could suffer if we incur budget overruns or delays in our research and development efforts.


We May Engage In Acquisitions That May Harm Our Operating Results, Dilute Our Shareholders And Cause Us To Incur Debt.

     We may pursue acquisitions to acquire new technologies, products or service offerings. Future acquisitions by us may involve the following:

          o    use of significant amounts of cash;
          o    potentially   dilutive   issuances   of  equity   securities   on
               potentially unfavorable items; and
          o incurrence of debt on potentially unfavorable terms, as well as, amortization expenses related to other intangible assets.

     In addition, acquisitions involve numerous risks, including:

          o    inability to achieve anticipated synergies;
          o difficulties in the integration of the operations, technologies, products and personnel of the acquired company;
          o    diversion of management's attention from other business concerns;
          o risks of entering markets in which we have no or limited prior experience; and
          o potential loss of key employees of the acquired company or of EMCORE.

     From time to time, we have engaged in discussions with acquisition candidates regarding potential acquisitions of product lines, technologies and businesses. If acquisitions occur, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected.

     With the Tecstar acquisition, EMCORE has fully integrated the production of solar panels using EMCORE's solar cells. However, if EMCORE is unable to secure contractual solar panel supply agreements for recently approved satellite builds, EMCORE's revenues could be significantly reduced and it could have an adverse effect on our financial condition, results of operations and cash flows for the materials-related segment of our business.


Our Rapid Growth Places A Strain On Our Resources.

     We have experienced rapid growth, even after giving effect to our recent downsizing and restructuring. For example, in March 2002, we acquired Tecstar located in City of Industry, California and hired approximately 80 former
Tecstar employees. This growth has placed and will continue to place a significant strain on our management, financial, sales and other employees and on our internal systems and controls. If we are unable to effectively manage multiple facilities and a joint venture in geographically distant locations, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our Industry Is Rapidly Changing.

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


Fluctuations In Our Quarterly Operating Results May Negatively Impact Our Stock Price.

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors particular to EMCORE and the compound semiconductor industry. Not all of these factors are in our control. These factors include:

          o the volume and timing of orders and payments for our products, particularly TurboDisc systems, which have an average selling price in excess of $1 million;
          o the timing of our announcements and introduction of new products and of similar announcements by our competitors;
          o    downturns in the market for our customers' products;
          o regional economic conditions, particularly in Asia where we derive a significant portion of our revenues;
          o    price volatility in the compound semiconductor industry; and
          o    changes in product mix.

     These factors may cause our operating results for future periods to be below the expectations of analysts and investors. This may cause a decline in the price of our common stock.


Our Joint Venture Partner, Who Has Control Of The Venture, May Make Decisions That We Do Not Agree With And That Adversely Affect Our Net Income.

     We do not have a majority interest in our joint venture with General Electric Lighting. A board of managers governs this joint venture with representatives from both General Electric Lighting and us. Many fundamental decisions must be approved by both parties to the joint venture, which means we will be unable to direct the operation and direction of this joint venture without the agreement of our joint venture partner. If we are unable to agree on important issues with the joint venture partner, the business of that joint venture may be delayed or interrupted, which may, in turn, materially and adversely affect our business, financial condition, results of operations and cash flows.

     We have devoted and will be required to continue to devote significant funds and technologies to our joint venture to develop and enhance their products. In addition, our joint venture will require that some of our employees devote much of their time to joint venture projects. This will place a strain on our management, scientific, financial and sales employees. If our joint venture is unsuccessful in developing and marketing their products, our business, financial condition, results of operations and cash flows may be materially and adversely affected.

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

Since A Large Percentage of Our Revenues Are From Foreign Sales, Certain Export Risks May Disproportionately Affect Our Revenues.

     Sales to customers located outside the United States accounted for approximately 33.0% of our revenues in fiscal 2002, 47.7% of our revenues in fiscal 2001 and 38.6% of our revenues in fiscal 2000. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenues. Because of this, the following export risks may disproportionately affect our revenues:

     o political and economic instability may inhibit export of our systems and devices and limit potential customers' access to U.S. dollars in a country or region in which our customers are located;
     o    shipping and installation costs of our systems may increase;
     o we may experience difficulties in the timeliness of collection of foreign accounts receivable and be forced to write off receivables from foreign customers;
     o    a strong  dollar  may make our  systems  less  attractive  to  foreign
          purchasers   who  may  decide  to   postpone   making   such   capital
          expenditures;
     o tariffs and other barriers may make our systems and devices less cost competitive;
     o we may have difficulty in staffing and managing our international operations;
     o the laws of certain foreign countries may not adequately protect our trade secrets and intellectual property and may be burdensome to comply with; and
     o potentially adverse tax consequences to our customers may make our systems and devices not cost-competitive.


Our Operating Results Could Be Harmed If We Lose Access To Sole Or Limited Sources Of Materials Or Services.

     We currently obtain some components and services for our products from limited or single sources. We generally do not carry significant inventories of any raw materials. Because we often do not account for a significant part of our vendors' business, we may not have access to sufficient capacity from these vendors in periods of high demand. In addition, we risk having important suppliers terminate product lines, change business focus or even go out of business. If we were to change any of our limited or sole source vendors, we would be required to re-qualify each new vendor. Re-qualification could prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these vendors may negatively affect our production if the components vary in quality or quantity. If we are unable to obtain timely deliveries of sufficient components of acceptable quality or if the prices of components for which we do not have alternative sources increase, our business, financial condition, results of operations and cash flows could be materially and adversely affected.


Our Products Are Difficult To Manufacture And Our Production Could Be Disrupted If We Are Unable To Avoid Manufacturing Difficulties.

     We manufacture all of our wafers and devices in our manufacturing facilities. Minute impurities, difficulties in the production process, defects in the layering of the devices' constituent compounds, wafer breakage or other factors can cause a substantial percentage of wafers and devices to be rejected or numerous devices on each wafer to be non-functional. These factors can result in lower than expected production yields, which would delay product shipments and may materially and adversely affect our operating results. We have experienced difficulties in achieving planned yields in the past, particularly in pre-production and upon initial commencement of full production volumes, which have adversely affected our gross margins. Because the majority of our costs of manufacture are relatively fixed, the number of shippable devices per wafer for a given product is critical to our financial results. Therefore, it is critical for us to improve the number of shippable product per wafer and increase the production volume of wafers in order to maintain and improve our results of operations. Additionally, because we manufacture all of our products at our facilities in Somerset, New Jersey, Albuquerque, New Mexico and City of Industry, California, any interruption in manufacturing resulting from fire, natural disaster, equipment failures or otherwise could materially and adversely affect our business, financial condition, results of operations and cash flows.

We Face Lengthy Sales And Qualifications Cycles For Our Products And, In Many Cases, Must Invest A Substantial Amount Of Time And Funds Before We Receive Orders.

     Sales of our TurboDisc systems primarily depend upon the decision of a prospective customer to increase its manufacturing capacity, which typically involves a significant capital commitment by the customer. Customers usually place orders with us between three to nine months, or longer, after our initial contact with them. We often experience delays in obtaining system sales orders while customers evaluate and receive internal approvals for the purchase of these systems. These delays may include the time necessary to plan, design or complete a new or expanded compound semiconductor fabrication facility. Due to these factors, we expend substantial funds and sales, marketing and management efforts to sell our compound semiconductor production systems. These expenditures and efforts may not result in sales.

     In order to expand our materials production capabilities, we have dedicated a number of our TurboDisc systems to the manufacture of wafers and devices. Several of our products are currently being tested to determine whether they meet customer or industry specifications. During this qualification period, we invest significant resources and dedicate substantial production capacity to the manufacture of these new products, prior to any commitment to purchase by the prospective customer and without generating significant revenues from the qualification process. If we are unable to meet these specifications or do not receive sufficient orders to profitably use the dedicated production capacity, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

     Our historical and future budgets for operating expenses, capital expenditures, operating leases and service contracts are based upon our assumptions as to the anticipated market acceptance of our products. Because of the lengthy lead time required for our product development and the changes in technology that typically occur during such period, it is difficult to estimate customer demand for a product accurately. If our products do not achieve expected customer demand, our business, financial condition, results of operation and cash flows could be materially and adversely affected.


Industry Demand For Skilled Employees, Particularly Scientific And Technical Personnel With Compound Semiconductor Experience, Exceeds The Number Of Skilled Personnel Available.

     Our future success depends, in part, on our ability to attract and retain certain key personnel, including scientific, operational and management personnel. The competition for attracting and retaining these employees, especially scientists, is intense. Because of this intense competition for these skilled employees, we may be unable to retain our existing personnel or attract additional qualified employees in the future. If we are unable to retain our skilled employees and attract additional qualified employees to the extent necessary to keep up with any expansion, our business, financial condition, results of operations and cash flows may be materially and adversely affected.


Protecting Our Trade Secrets And Obtaining Patent Protection Is Critical To Our Ability To Effectively Compete For Business.

     Our success and competitive position depend on protecting our trade secrets and other intellectual property. Our strategy is to rely both on trade secrets and patents to protect our manufacturing and sales processes and products. Reliance on trade secrets is only an effective business practice insofar as trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. We take certain measures to protect our trade secrets, including executing non-disclosure agreements with our employees, our joint venture partner, customers and suppliers. If parties breach these agreements or the measures we take are not properly implemented, we may not have an adequate remedy. Disclosure of our trade secrets or reverse engineering of our proprietary products, processes or devices could materially and adversely affect our business, financial condition, results of operations and cash flows.

     There is also no assurance that any patents will afford us commercially significant protection of our technologies or that we will have adequate resources to enforce our patents. We are actively pursuing patents on some of our recent inventions. In addition, the laws of certain other countries may not protect our intellectual property to the same extent as U.S. laws.

Our Failure To Obtain Or Maintain The Right To Use Certain Intellectual Property May Adversely Affect Our Financial Results.

     The compound semiconductor, optoelectronics, and fiber optic communications industries are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time we have received and may receive in the future, notice of claims of infringement of other parties' proprietary rights and licensing offers to commercialize third party patent rights. Although we are not currently involved in any litigation relating to our intellectual property, there can be no assurance that:

     o infringement claims (or claims for indemnification resulting from infringement claims) will not be asserted against us or that such claims will not be successful;

     o future assertions will not result in an injunction against the sale of infringing products or otherwise significantly impair our business and results of operations;

     o any patent owned by us will not be invalidated, circumvented or challenged; or

     o we will not be required to obtain licenses, the expense of which may adversely affect our results of operations and profitability.

     In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Litigation, which could result in substantial cost to us and diversion of our resources, may be necessary to defend our rights or defend us against claimed infringement of the rights of others.


Interruptions In Our Business And A Significant Loss Of Sales To Asia May Result If Our Primary Asian Distributor Fails To Effectively Market And Service Our Products.

     We rely on a single marketing, distribution and service provider, Hakuto Co. Ltd. to market and service many of our systems-related products in China and Japan. Hakuto is one of our shareholders and until this year, Hakuto's president was a member of our Board of Directors since 1997. We have distributorship agreements with Hakuto which expire in March 2008 and give Hakuto exclusive distribution rights for certain of our systems-related products in Japan and China. Hakuto's failure to effectively market and service our products or termination of our relationship with Hakuto could result in significant delays or interruption in our marketing and service programs in Asia. This could materially and adversely affect our business, financial condition, results of operations and cash flows.


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

     The production of wafers and devices involves the use of certain hazardous raw materials, including, but not limited to, ammonia, gallium, phosphine and arsine. If our control systems are unsuccessful in preventing a release of these materials into the environment or other adverse environmental conditions occur, we could experience interruptions in our operations and incur substantial remediation and other costs. Failure to comply with environmental and health and safety laws and regulations may materially and adversely affect our business, financial condition, results of operations and cash flows.

Our Business Or Our Stock Price Could Be Adversely Affected By Issuance Of Preferred Stock.

     Our board of directors is authorized to issue up to 5,882,352 shares of preferred stock with such dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges as our board of directors, in its sole discretion, may determine. The issuance of shares of preferred stock may result in a decrease in the value or market price of our common stock, or our board of directors could use the preferred stock to delay or discourage hostile bids for control of us in which shareholders may receive premiums for their common stock or to make the possible sale of EMCORE or the removal of our management more difficult. The issuance of shares of preferred stock could adversely affect the voting and other rights of the holders of common stock.


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

     Our stock price has fluctuated widely in the last year and may fluctuate widely in the future. Since September 30, 2001, our stock price has been as high as $17.04 per share and as low as $0.98 per share. Volatility in the price of our common stock may be caused by other factors outside of our control and may be unrelated or disproportionate to our operating results.


The Markets In Which We Compete Are Highly Competitive. An Increase In Competition Would Limit Our Ability To Maintain Or Increase Our Market Share.

     We face substantial competition from a number of companies, many of which have greater financial, marketing, manufacturing and technical resources. Larger competitors could spend more on research and development, which could give those competitors an advantage in meeting customer demand. We expect that existing and new competitors will improve the design of their existing products and will introduce new products with enhanced performance characteristics. The introduction of new products or more efficient production of existing products by our competitors could result in price reductions and increases in expenses, and reduce market acceptance of our products, which could diminish our market share and gross margins.

Item 2.  Properties

     The following chart contains certain information regarding each of EMCORE's principal facilities. Each of these facilities contains office space, marketing and sales, and research and development space. EMCORE also leases office space in Santa Clara, California, France and Taiwan.

      Segment           Location                 Function               Sq. Feet          Terms
-------------------- --------------- ---------------------------------- ---------- ---------------------
Systems-related and  Somerset,       Headquarters                        40,000      Lease expires in
materials-related      New Jersey                                                        2005 (1)

                                     Manufacturing building for RF       80,000      Owned by EMCORE
                                     materials, MR sensors,
                                     photodetectors and MOCVD
                                     production systems

                                     Storage facility                    47,000      Lease expires in
                                                                                         2006 (1)

Materials-related    Albuquerque,    Manufacturing buildings for         86,000      Owned by EMCORE
                       New Mexico    solar cells, VCSELs and fiber
                                     optic components

Materials-related    City of         Manufacturing building for solar    71,699      Lease expires in
                       Industry,     panels                                              2004 (1)
                       California

(1) All leases have the option to be renewed by EMCORE, subject to inflation adjustments.


Item 3.  Legal Proceedings

     We are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.


Item 4.  Submission of matters to a vote of security holders

     Not applicable.

PART II.

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
         Matters

     EMCORE's common stock is traded on the NASDAQ National Market and is quoted under the symbol "EMKR". The following table sets forth the quarterly high and low sale prices for EMCORE's common stock during the two most recent fiscal years.

                                                      high         low
Fiscal year ended September 30, 2001                  ----         ---
     First Quarter.................................  $55.38      $28.25
     Second Quarter................................  $52.50      $20.00
     Third Quarter.................................  $44.13      $19.60
     Fourth Quarter................................  $30.64       $7.69

Fiscal year ended September 30, 2002
     First Quarter.................................  $17.04       $7.67
     Second Quarter................................  $16.97       $7.59
     Third Quarter.................................  $10.48       $3.60
     Fourth Quarter................................   $6.00       $1.42

     The reported closing sale price of EMCORE's common stock on December 20, 2002 was $2.40 per share. As of December 20, 2002, EMCORE had approximately 7,272 shareholders of record.

     EMCORE has never declared or paid dividends on its common stock since its formation. EMCORE currently does not intend to pay dividends on its common stock in the foreseeable future so that it may reinvest its earnings in its business. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors.

     On January 25, 2001, EMCORE purchased all of the outstanding shares of Analytical Solutions, Inc. (ASI), a New Mexico corporation that provides failure analysis and related services. In consideration for this purchase, EMCORE issued a total of 40,775 common shares to the 14 former ASI shareholders in a private placement under Section 4(2) of the Securities Act. In May 2002, Emcore sold all of the outstanding shares of ASI back to one of its original shareholders in return for a promissory note in the principal amount of approximately $3.0 million and bearing interest at 5.71% per annum. This note matures on May 3, 2008 and is to be repaid through the issuance of credits against future ASI services over the term of the note.

                      Equity Compensation Plan Information

     The following table sets forth, as of September 30, 2002, the number of securities outstanding under each of EMCORE's stock option plans, the weighted average exercise price of such options, and the number of options available for grant under such plans.

Plan Category                                                                        Number of securities
                              Number of securities to       Weighted average        remaining available for
                              be issued upon exercise       exercise price of        future issuance under
                              of outstanding options,     outstanding options,        equity compensation
                                warrants and rights        warrants and rights         plans (excluding
                                                                                    securities reflected in
                                                                                          column (a))
---------------------------- -------------------------- -------------------------- --------------------------
                                        (a)                        (b)                        (c)
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans
approved by security                 5,004,668                   $11.79                    1,477,026
holders

Equity compensation plans
not approved by security                 1,920                    $0.23                            0
holders

          Totals                     5,006,588                   $11.79                    1,477,026

Item 6.  Selected Financial Data

     The following selected consolidated financial data for the five most recent fiscal years ended September 30, 2002 of EMCORE is qualified by reference to and should be read in conjunction with the Financial Statements and the Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report. The Statement of Operations data set forth below with respect to fiscal years 2002, 2001 and 2000 and the Balance Sheet data as of September 30, 2002 and 2001 are derived from EMCORE's audited financial statements included elsewhere in this document. The Statement of Operations data for fiscal years 1999 and 1998 and the Balance Sheet data as of September 30, 2000, 1999 and 1998 are derived from audited financial statements not included herein. All share amounts have been restated to reflect EMCORE's two-for-one (2:1) common stock split that was effective on September 18, 2000.

     Significant   transactions   that  affect  the  comparability  of  EMCORE's
operating results and financial condition:

     - In December 1997, EMCORE acquired MicroOptical Devices, Inc. (MODE) in a stock transaction accounted for under the purchase method of accounting for a purchase price of $32.8 million. In connection with this transaction, EMCORE recorded a non-recurring, non-cash charge of $19.5 million for acquired in-process research and development.

     - Effective October 1, 2000, EMCORE changed its revenue recognition policy to defer the portion of revenue related to installation and final acceptance until such installation and final acceptance are completed. This change was made in accordance with the implementation of U.S. SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). Previously, EMCORE had recognized 100 percent of revenue for products at such time as the product specifications had been met and the title and risks and rewards of ownership had transferred to the customer since EMCORE has historically completed such installation services successfully and since such services have required minimal costs to complete. The effect of this change is reported as the cumulative effect of a change in accounting principle in the year ended September 30, 2001. This net effect reflects the deferral as of October 1, 2000 of $3.6 million of revenue and accrued installation expense previously recognized. EMCORE recognized the revenue included in the cumulative effect adjustment during the year ended September 30, 2001.

     - In March 2002, EMCORE acquired Tecstar. The total cash purchase price, including related acquisitions costs, was approximately $25.1 million. The results of operations from this acquisition have been included in EMCORE's consolidated results of operations from the acquisition closing date.

     - During fiscal 2002, EMCORE recorded pre-tax charges to income totaling $51.2 million, which included restructuring and impairment charges of $36.7 million and other charges of $14.5 million, as described below:

          1. Due to dramatically reduced capital spending during fiscal 2002, EMCORE proceeded with a restructuring program, consisting of the realignment of all engineering, manufacturing and sales/marketing operations, as well as workforce reductions. Included in the provision for restructuring and impairment charges were severance charges of $1.9 million related to employee termination costs for 330 employees.

          2. EMCORE also recorded $34.8 million of non-cash impairment charges related to its fixed assets. Of this charge, $11.3 million related to certain manufacturing assets of which EMCORE plans to dispose. The remainder of the impairment charge related principally to EMCORE's Electronic Materials and Devices and Optical Devices and Components groups.

          3. During the second quarter of fiscal year 2002, EMCORE recorded a $11.9 million inventory write-down charge to cost of revenues and a $2.6 million additional reserve for doubtful accounts.

(in thousands)                                                         As of September 30,
                                                  ------------------------------------------------------------
                                                      2002         2001         2000        1999        1998
                                                  ----------   ----------   ----------  ----------  ----------
Balance Sheet data
------------------

    Cash, cash equivalents and marketable
      securities...............................      $84,181     $147,661     $101,745      $7,165      $4,518
    Working capital (deficiency)...............      111,825      201,213      111,587      20,690      (2,017)
    Total assets...............................      285,943      403,553      243,902      99,611      73,220
    Long-term liabilities......................      175,087      175,046        1,295       9,038      26,514
    Redeemable convertible preferred stock.....            -            -            -      14,193           -
    Shareholders' equity.......................       81,950      197,127      199,322      61,623      19,580


(in thousands, except per share amounts)                     For the fiscal years ended September 30,
                                                  ------------------------------------------------------------
                                                      2002         2001         2000        1999        1998
                                                  ----------   ----------   ----------  ----------  ----------
Statements of Operations data
-----------------------------

    Revenues...................................      $87,772     $184,614     $104,506     $58,341     $43,760
    Cost of revenues...........................       88,414      114,509       61,301      33,158      24,676
                                                  ------------------------------------------------------------
               Gross profit (loss).............         (642)      70,105       43,205      25,183      19,084

    Operating expenses:
         Selling, general and
           administrative......................       28,227       29,851       21,993      14,433      14,082
         Goodwill amortization.................            -        1,147        4,392       4,393       3,638
         Research and development:
              Recurring........................       40,970       53,391       32,689      20,713      16,495
              One-time acquired in-process.....            -            -            -           -      19,516
         Impairment and restructuring..........       36,721            -            -           -           -
                                                  ------------------------------------------------------------
               Total operating expenses........      105,918       84,389       59,074      39,539      53,731
                                                  ------------------------------------------------------------

                    Operating loss.............     (106,560)     (14,284)     (15,869)    (14,356)    (34,647)

    Other (income) expense:
         Interest (income) expense, net........        6,107       (2,048)      (4,492)        866         973
         Imputed warrant interest expense......            -            -          843       1,136         601
         Other (income) expense................       14,388      (15,920)           -           -           -
         Equity in net loss of unconsolidated
           affiliates..........................        2,706       12,326       13,265       4,997         198
                                                  ------------------------------------------------------------
               Total other (income)
                 expense.......................       23,201       (5,642)       9,616       6,999       1,772
                                                  ------------------------------------------------------------

         Loss before extraordinary item and
           cumulative effect of a change in
           accounting principle................     (129,761)      (8,642)     (25,485)    (21,355)    (36,419)

    Extraordinary item.........................            -            -            -      (1,334)          -
    Cumulative effect of change in accounting
      principle................................            -       (3,646)           -           -           -
                                                  ------------------------------------------------------------

                    Net loss...................    ($129,761)    ($12,288)    ($25,485)   ($22,689)   ($36,419)
                                                  ============================================================

Per share data
--------------

    Weighted average shares used in calculating
      per share data...........................       36,539       34,438       31,156      21,180      17,550
                                                  ============================================================

    Loss per basic and diluted share before
       extraordinary item and cumulative
       effect of change in accounting
       principle...............................       ($3.55)      ($0.25)      ($0.82)     ($1.03)     ($2.08)
                                                  ============================================================

    Net loss per basic and diluted share.......       ($3.55)      ($0.36)      ($0.82)     ($1.09)     ($2.08)
                                                  ============================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expects", "anticipates", "intends", "plans" and similar expressions. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed under "Risk Factors", "Forward-Looking Statements" and elsewhere in this report. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. This discussion should be read in conjunction with the Consolidated Financial Statements, including the related notes.


     EMCORE Corporation designs, develops and manufactures compound semiconductor wafers and devices and is a leading developer and manufacturer of the MOCVD systems and manufacturing processes used to fabricate compound semiconductor wafers, devices and modules. Compound semiconductors are composed of two or more elements and usually consist of a metal, such as gallium, aluminum or indium, and another element such as arsenic, phosphorus or nitrogen. Many compound semiconductors have unique physical properties that enable electrons to move through them at least four times faster than through silicon-based devices and are therefore well suited to serve the growing need for efficient, high performance electronic systems.

     EMCORE is currently the only fully integrated commercial supplier of compound semiconductor equipment and products. We offer a comprehensive portfolio of products and systems for the broadband, wireless communications and solid state lighting markets. We have developed extensive fiber optic module design, solar panel design, materials science expertise, process technology and MOCVD production system manufacturing expertise to address our customers' needs. Customers can take advantage of our vertically integrated solutions approach by purchasing custom-designed wafers and devices from us, or by manufacturing their own devices in-house using one of our MOCVD production systems configured to their specific needs. Our products and systems enable our customers to cost effectively introduce new and improved high performance products to the market faster in high volumes.

     Growth in our industry had been driven by the widespread deployment of fiber optic networks, introduction of new wireless networks and services, build-out of satellite communication systems, increasing use of more power efficient lighting sources, increasing use of electronics in automobiles and emergence of advanced consumer electronic applications. In addition, until recently the demands for higher volumes of a broad range of higher performance devices have resulted in manufacturers increasingly outsourcing their needs for compound semiconductor wafers and devices. We believe our expertise in materials science and process technology provides us with a competitive advantage to manufacture compound semiconductor wafers, devices and modules in high volumes.

     EMCORE has two reportable operating segments: the systems-related business and the materials-related business. The systems-related business is our TurboDisc(R) MOCVD product line, which designs, develops and manufactures systems and manufacturing processes. Revenues for the systems-related business are derived primarily from sales of TurboDisc systems, as well as spare parts, services and related products. The materials-related business is comprised of our Photovoltaics, Optical Devices and Components and Electronic Materials and Devices product lines. Revenues for the materials-related business are derived primarily from the sales of solar cell products (including epitaxial material
(epi), cells, covered interconnect solar cells (CICs) and panels), VCSELs and VCSEL-based transceiver and transponder modules, RF materials (including heterojunction bipolar transistors (HBTs) and enhancement-mode pseudomorphic high electron mobility transistors (pHEMTS)), MR sensors and process development technology. The segments reported are the segments of EMCORE for which separate financial information is available and are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

Systems-Related

     EMCORE is a leading provider of compound semiconductor technology processes and MOCVD production systems. We believe that our proprietary TurboDisc deposition technology makes possible one of the most cost-effective production processes for the commercial volume manufacture of high-performance compound semiconductor wafers and devices, which are integral to solid state lighting and global communications applications. Although overall demand for MOVCD systems appears to have declined significantly in fiscal 2002, we believe our overall market share has recently increased as a result of aggressive market penetration of new and higher-end products. For example, EMCORE recently introduced its
Enterprise(R) 300LDM MOCVD production tool designed to achieve high quality materials and high yields for consumer electronic applications. This new tool produces devices for several applications including DVD and CD-ROMs, which allows for high capacity data storage. Engineered specifically for the high volume production of long wavelength infrared and visible lasers, VCSELs and InP-based electronic materials, EMCORE's 300LDM provides customers with run-to-run process control and is designed to accomplish excellent uniformity of thickness, doping and composition of epitaxial layers. In addition, continuing EMCORE's standing as the world leader in GaN production platforms, EMCORE introduced the E300 GaNzilla(TM), the most powerful tool available for the production of high brightness blue and green LEDs. It offers the highest throughput in the industry for the growth of GaN materials. As a result of providing customers with MOCVD production systems that enable the lowest cost of ownership for the manufacture of compound semiconductor materials, EMCORE experienced an increase in average selling prices from an average of $1.2 million in fiscal 2001 to $1.4 million in fiscal 2002.


Materials-Related

     EMCORE offers a broad array of compound semiconductor wafers and devices, including photovoltaic products, optical devices and components and electronic materials and devices.

     Photovoltaics. Solar panels are typically the largest single cost component of a satellite. Our compound semiconductor solar cells have achieved industry-leading efficiencies. Solar cells provide the electrical power for a satellite and their efficiency dictates the amount of power and bears upon the weight, launch costs and potential revenues of the satellite. In March 2002, EMCORE acquired certain assets, including equipment and intellectual property, of the Applied Solar Division of Tecstar, Inc. and its subsidiary, Tecstar Power Systems, Inc. (this acquired business is referred to herein as "Tecstar"). With the Tecstar acquisition, EMCORE has fully integrated the production of solar panels using EMCORE's solar cells. The Tecstar acquisition has augmented EMCORE's capability to penetrate the satellite communications sector and enables EMCORE to provide satellite manufacturers with proven integrated satellite power solutions that considerably improve satellite economics. Satellite manufacturers and solar array integrators can now rely on EMCORE as a single supply source that meets all of their satellite power needs. EMCORE is currently completing the process of qualifying its advanced solar cells with Tecstar's proven solar panel processes for LEO and GEO orbits. The combination of Tecstar's demonstrated success with well-known space programs and EMCORE's industry-leading solar cell technology should enable EMCORE to dramatically improve satellite economics. With well-established partnerships with major satellite manufacturers and a proven qualification process, EMCORE believes it will play an important role in the evolution of telecommunications and data communications around the world.

     Optical Devices and Components. The proliferation of the Internet and the growth in volume of data being sent over local and wide area networks has placed a strain on the networking infrastructure. The demand for increased bandwidth has resulted in a need for both faster and more expansive networks. EMCORE's family of VCSELs and VCSEL array transceiver and transponder products, as well as our photodiode array components, serve the high-speed data communications network and telecommunications markets, including the Gigabit Ethernet, Fibre Channel, VSR OC-192, the emerging VSR OC-768 and related markets. EMCORE's strategy is to manufacture the otherwise high cost optical components and subassemblies in-house, using our proprietary technologies, to reduce the overall cost of our transceiver and transponder modules. EMCORE plans to capitalize on its oxide VCSEL manufacturing platform and expertise, by providing the industry with 1 Gbps, 2.5 Gbps, 10 Gbps (OC-192), and 40 Gbps (OC-768) solutions through single-channel serial, multi-channel parallel or wavelength-divisional multiplexing approaches. Leading electronic systems manufacturers are integrating VCSELs into a broad array of end-market applications including Internet access, digital cross-connect telecommunications switches, Infiniband optical bus, and fiber optic switching and routing, such as Gigabit Ethernet and SAN. EMCORE's optical devices and components are designed to help solve the data bottle necking problems for distances under 300 meters in central office and point-of-presence environments and provide a cost effective alternative to more costly comparable serial interconnects.

     Electronic Materials and Devices. RF materials are compound semiconductor materials used in wireless communications. Compound semiconductor RF materials have a broader bandwidth and superior performance at higher frequencies than silicon-based materials. EMCORE currently produces 4-inch and 6-inch InGaP HBT and AlGaAs pHEMT materials including E-mode devices that are used for power amplifiers for next generation wireless infrastructure such as GSM, TDMA and CDMA multiband wireless handsets. InGaP HBT materials provide higher linearity, higher power added efficiency as well as greater reliability than first generation AlGaAs HBT technologies. EMCORE also manufactures MR sensors that are compound semiconductor devices that possess sensing capabilities. MR sensors improve vehicle performance through more accurate control of engine and crank shaft timing, which allows for improved spark plug efficiency and reduced emissions. In January 1997, EMCORE initiated shipments of compound semiconductor MR sensors using technology licensed to EMCORE from General Motors. This license allows EMCORE to manufacture and sell products using this technology. Through fiscal 2002, EMCORE had delivered more than 15 million devices to General Motors Powertrain for crank and cam speed and position sensing applications.


HB-LED Joint Venture

     In January 1999, General Electric Lighting and EMCORE formed GELcore (GELcore), a joint venture to develop and market HB-LED lighting products. HB-LEDs are solid state compound semiconductor devices that emit light and are used in miniature packages for everyday applications such as indicator lights on automobiles, traffic lights, computers and other electronic equipment. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. Under the terms of the joint venture agreement, EMCORE has a 49% non-controlling interest in the GELcore venture and accounts for its investment under the equity method of accounting.


Segment Data and Related Information

     In fiscal 2002, EMCORE completed the installation of sophisticated accounting and manufacturing software, which assists management with the allocation of operating expenses by segment. For comparative purposes, management compiled fiscal 2001 operating expenses by segment for disclosure below. Fiscal 2000 results include only financial data relative to revenues and gross margin. Operating expenses in fiscal 2000 were not allocated between the two business segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies; see footnote 2 to the financial statements. There are no intercompany sales transactions between the two operating segments.


                                                        CONSOLIDATED
                                                        ------------
STATEMENT OF OPERATIONS
                                               FY 2002     FY 2001     FY 2000
                                              ---------   ---------   ---------

Revenues..................................      $87,772    $184,614    $104,506
Cost of revenues..........................       88,414     114,509      61,301
                                              ---------------------------------
               Gross profit (loss)........         (642)     70,105      43,205
               Gross margin...............          0.7%       38.0%       41.3%

Operating expenses:
     Selling, general and administrative..       28,227      29,851      21,993
     Goodwill amortization................            -       1,147       4,392
     Research and development.............       40,970      53,391      32,689
     Impairment and restructuring.........       36,721           -           -
                                              ---------------------------------
          Total operating expenses........      105,918      84,389      59,074
                                              ---------------------------------

               Operating loss.............    ($106,560)   ($14,284)   ($15,869)

Unaudited information about reported segments is as follows:

(in thousands)                                  SYSTEMS-RELATED                   MATERIALS-RELATED
                                                ---------------                   -----------------
STATEMENT OF OPERATIONS                                                 |
                                       FY 2002      FY 2001     FY 2000 |   FY 2002     FY 2001     FY 2000
                                    ---------- ------------ ----------- ----------- ----------- -----------
Revenues...........................    $35,878     $131,141     $65,788 |   $51,894     $53,473     $38,718
Cost of revenues...................     25,650       72,725      37,775 |    62,764      41,784      23,526
                                    -----------------------------------------------------------------------
               Gross profit (loss).     10,228       58,416      28,013 |   (10,870)     11,689      15,192
               Gross margin........       28.5%        44.5%       42.6%|     (20.9%)      21.9%       39.2%
                                                                        |
Operating expenses:                                                     |
     Selling, general and                                               |
       administrative..............     15,534       15,748             |    12,693      14,103
     Goodwill amortization.........          -            -             |         -       1,147
     Research and development......     12,878       11,821             |    28,092      41,570
     Impairment and restructuring..      5,085            -             |    31,636           -
                                    -----------------------------------------------------------------------
          Total operating expenses.     33,497       27,569             |    72,421      56,820
                                    -----------------------------------------------------------------------
                                                                        |
               Operating  income                                        |
                 (loss)............   ($23,269)     $30,847             |  ($83,291)   ($45,131)


     EMCORE's reportable operating segments are businesses that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products and services. The table below outlines EMCORE four different product lines:

(in thousands)
                                        FY 2002  % of   |     FY 2001   % of   |    FY 2000   % of
Product Revenue                                 revenue |              revenue |             revenue
                                                        |                      |
                                   ------------ ------- | -----------  ------- | ----------- -------
Systems-related..................       $35,878   40.9% |    $131,141    71.0% |     $65,788   63.0%
Materials-related:                                      |                      |
     Photovoltaics...............        23,621   26.9% |      20,206    10.9% |      18,290   17.5%
     Optical Devices and                                |                      |
       Components................         9,077   10.3% |      13,606     7.4% |       3,383    3.2%
     Electronic Materials and                           |                      |
       Devices...................        19,196   21.9% |      19,661    10.7% |      17,045   16.3%
                                   -----------------------------------------------------------------
          Total revenue..........       $87,772  100.0% |    $184,614   100.0% |    $104,506  100.0%

     Management is committed to reducing EMCORE's cost structure by focusing on lowering the breakeven points for each of its product lines. During fiscal 2002, EMCORE proceeded with a restructuring program, consisting of the realignment of all engineering, manufacturing and sales/marketing operations, as well as workforce reductions. Included in the provision for restructuring and impairment charges recorded in fiscal 2002 were severance and fringe benefit charges related to employee termination costs for 330 employees. We expect this program to lower our expenditures by approximately $4.9 million per quarter in fiscal 2003. EMCORE also essentially eliminated all outside contractor and temporary employees and significantly reduced overall expenditures for materials, software and capital assets. As part of the ongoing effort to cut costs, EMCORE implemented a program to focus research and development efforts on projects that can be expected to generate returns within one year. As a result, EMCORE has been able to reduce overall research and development costs without, we believe, jeopardizing future revenue opportunities. These combined actions should result in a cost reduction of approximately $6.0 million to $8.0 million per quarter in fiscal 2003, which we believe should enable us to achieve our goal of having positive cash flow from operations by the end of fiscal 2003, assuming revenues in fiscal 2003 are consistent with revenues in fiscal 2002.


Customers

     Since its inception, EMCORE has worked closely with its customers to design and develop process technology and material science expertise for use in production systems for its customers' end-use applications. EMCORE has leveraged its process and materials science knowledge base to manufacture a broad range of compound semiconductor wafers and devices such as VCSELs, photodetectors, RF and electronic materials, solar cells, HB-LEDs and MR sensors. EMCORE's customer base includes many of the largest semiconductor, telecommunications, consumer goods and computer manufacturing companies in the world. Some of our customers include Agere Systems, Inc., Agilent Technologies Ltd., Anadigics Inc., Boeing-Spectrolab, Corning, Inc., General

Motors Corp., Hewlett Packard Co., Honeywell International, Inc., Infineon Technologies AG, Loral Space & Communications Ltd., LumiLeds Lighting (a joint venture between Philips Lighting and Agilent Technologies), Motorola, Inc., Nortel Networks Corp., Siemens AG's Osram GmbH subsidiary, TriQuint Semiconductor, Inc., Tyco, Inc., many of the largest electronics manufacturers in Japan and a number of Taiwanese, Chinese and Korean companies. EMCORE also sells to a number of other customers whose names cannot be identified because of confidentiality obligations.

     During fiscal 2002, revenues from Motorola represented 12.9% of total revenue. In addition, Loral Space and Boeing-Spectrolab also accounted for a considerable portion of the revenues in the materials-related segment. In fiscal 2001, no customers accounted for more than 10% of total revenue. In fiscal 2000, revenues from three customers, Hakuto Co., Ltd. (EMCORE's distributor which represents sales to several Japanese customers), Loral Space and Communications Ltd., and a customer with whom EMCORE signed a non-disclosure agreement accounted for greater than 10% of total revenue.

     EMCORE has generated a significant portion of its sales to customers outside the United States. EMCORE anticipates that international sales will continue to account for a significant portion of revenues. Historically, EMCORE has received most payments for products and services in U.S. dollars, and therefore, EMCORE does not anticipate that fluctuations in any currency will have a material effect on its financial condition or results of operations. The following chart contains a breakdown of EMCORE's consolidated revenues by geographic region:

                                           For the fiscal years ended September 30,
---------------------------------------------------------------------------------------------------------
        Region                    2002                         2001                        2000
---------------------------------------------------------------------------------------------------------
(in thousands)             Revenue  % of revenue        Revenue  % of revenue       Revenue  % of revenue

  North America            $58,844        67%           $96,551       52%           $64,174       62%
  Asia                      15,268        17%            76,848       42%            34,656       33%
  Europe                    13,660        16%            11,215        6%             5,676        5%
--------------------- ------------- ---------------- ----------- --------------- ----------- ---------------
          TOTAL            $87,772       100%          $184,614      100%          $104,506      100%
                           =======       ====          ========      ====          ========      ====

     In fiscal 2002, sales to Asia declined dramatically primarily because of a large decrease in capital spending by our customers and a consequent decrease in demand for our systems-related products.


Application of Critical Accounting Policies

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The significant accounting policies, which we believe are the most critical to the understanding of reported financial results, include the following:

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

     o Impairment of Long-lived Assets - EMCORE reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable; see footnote 5 to the financial statements. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

     o Revenue Recognition and Cumulative Effect of a Change in Accounting Principle.
          Revenues from systems-related sales are recognized upon shipment where product has met customer's specifications and when the title and ownership have passed to the customer. EMCORE's billing terms on system sales generally include a holdback of 10-20 percent on the total purchase price subject to completion of the installation and final acceptance process at the customer site. Effective October 1, 2000, EMCORE changed its revenue recognition policy to defer this portion of revenue related to installation and final acceptance until such installation and final acceptance has been completed. This change was made in accordance with the implementation of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Since EMCORE had historically completed such installation services successfully which required minimal costs to complete, EMCORE previously recognized 100% of revenue and accrued estimated installation costs for systems upon shipment as the product specifications had been met and title and ownership had transferred to the customer. The effect of this change was reported as the cumulative effect of a change in accounting principle in the year ended September 30, 2001. This net effect reflected the deferral as of October 1, 2000 of $3.6 million of revenue and accrued installation expense previously recognized. EMCORE recognized the revenue included in the cumulative effect adjustment during the year ended September 30, 2001.

          Revenues from materials-related sales are recognized when the product meets the customer's specifications and when title and ownership have passed to the customer. For new applications of EMCORE's products where performance cannot be assessed prior to meeting specifications at the customer's site, no revenue is recognized until such specifications are met.

          As a result of the acquisition of Tecstar in 2002, EMCORE records revenues from solar panel contracts using the percentage-of-completion method where the elapsed time from award of a contract to completion of performance tends to exceed 6 months. Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract. If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated. EMCORE has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. EMCORE uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenues and contract costs. Estimates are revised as additional information becomes available.

          EMCORE's research contracts require the development or evaluation of new materials applications and generally have a duration of 6 to 48 months. Contracts with a duration of six months or less are accounted for on the completed contract method. Contracts of greater than 6 months contain interim milestones, reporting and invoicing requirements and are billed on the type of contract in place. For "Cost-Plus-Fixed-Fee" research contracts with the Government, EMCORE recognizes revenue to the extent of costs incurred plus the estimated gross profit as stipulated in such contracts, based upon contract performance. For other long-term contracts, EMCORE recognizes the revenues and associated costs on these contracts as each major milestone in the contract is met. A contract is considered complete when all significant costs have been incurred, and the research reporting requirements to the customer have been met. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs, as well as coverage of certain general and administrative costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenues from Government contracts amounted to approximately $3.3 million, $2.5 million and $1.9 million for the years ended September 30, 2002, 2001 and 2000, respectively.

          EMCORE also provides service for its products. Revenue from time and materials based service arrangements is recognized as the service is performed. Revenue from service contracts is recognized ratably over the term of such service contracts. Service revenue is insignificant for all periods presented.

          In rare occurrences, at the customer's written request, EMCORE enters into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. EMCORE recognizes revenues associated with the sale of product from bill and hold arrangements when the product is complete, ready to ship, and all bill and hold criteria have been met.

     The impact of and any associated risks relating to these policies on our business operations is discussed above and throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. EMCORE is required to implement SFAS No. 143 in fiscal year 2003. Although EMCORE currently is still evaluating the impact that the adoption of SFAS No. 143 will have on its results of operations, financial position and cash flows, management believes that adopting this statement will not have a material impact on the financial position, results of operations or cash flows of EMCORE.

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. EMCORE is required to implement SFAS No. 144 in fiscal year 2003. Although EMCORE currently is still evaluating the impact that the adoption of SFAS No. 144 will have on its results of operations, financial position and cash flow, management believes that adopting this statement will not have a material impact on the financial position, results of operations or cash flows of EMCORE.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing October 1, 2002, EMCORE is classifying debt extinguishment costs within income from operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. Management believes that adopting this statement will not have a material impact on the financial position, results of operations or cash flows of EMCORE.

Results of Operations
---------------------

     The following table sets forth the condensed consolidated Statements of Operations Data of EMCORE expressed as a percentage of total revenues for the fiscal years ended September 30, 2002, 2001 and 2000:


     Statements of Operations Data:          Fiscal Years Ended September 30,
                                          -------------------------------------
                                              2002         2001         2000
                                          -----------   ----------   ----------

     Revenues............................    100.0%       100.0%       100.0%
     Cost of revenues....................    100.7%        62.0%        58.7%
                                          -------------------------------------
        Gross profit (loss)..............     (0.7%)       38.0%        41.3%

     Operating expenses:
          Selling, general and
            administrative...............     32.2%        16.2%        21.0%
          Goodwill amortization..........       -           0.6%         4.2%
          Research and development.......     46.7%        28.9%        31.3%
          Impairment and restructuring...     41.8%          -            -
                                          -------------------------------------
               Total operating expenses..    120.7%        45.7%        56.5%
                                          -------------------------------------
        Operating loss...................   (121.4%)       (7.7%)      (15.2%)

     Other (income) expense:
          Interest (income), expense,
            net..........................      7.0%        (1.1%)       (4.3%)
          Imputed warrant interest
            expense......................       -            -           0.8%
          Other income (expense).........     16.4%        (8.6%)         -
          Equity in net loss of
            unconsolidated affiliates....      3.1%         6.7%        12.7%
                                          -------------------------------------
               Total other (income)
                 expense.................     26.5%        (3.0%)        9.2%
                                          -------------------------------------

        Loss before cumulative effect
          of a change in accounting
          principle......................   (147.9%)       (4.7%)      (24.4%)

     Cumulative effect of a change in
       accounting principle..............       -          (2.0%)         -
                                          -------------------------------------

        Net loss.........................   (147.9%)       (6.7%)      (24.4%)
                                          =====================================


Comparison of Fiscal Years Ended September 30, 2002 and 2001

     Revenues. EMCORE's revenues decreased 52% or $96.8 million from $184.6 million for the year ended September 30, 2001 to $87.8 million for the year ended September 30, 2002. Excluding results of Tecstar, which was acquired mid-year in March 2002, revenues for fiscal 2002 would have decreased an additional $10.3 million from the prior year. The decline in revenues was primarily attributable to decreased demand for TurboDisc systems. International sales accounted for 33% of revenues in fiscal year 2002 and 48% of revenues in fiscal year 2001. Due to continuing adverse general market conditions and weakened demand for certain of our products, we expect that overall revenues will remain flat, or at best, modestly increase in fiscal 2003 compared to fiscal 2002.

     For the years ended September 30, 2002 and 2001, systems-related revenues decreased 73% or $95.2 million from $131.1 million reported in the prior year to $35.9 million. Sales in the systems-related segment represented 41% and 71% of EMCORE's total revenues in fiscal 2002 and 2001, respectively. The number of MOCVD production systems shipped during the year decreased 81% from 89 systems in fiscal 2001 to 17 systems in fiscal 2002. The current economic climate has reduced customer capital spending dramatically during the past year, particularly in the data and telecommunication sectors, where EMCORE has traditionally sold a significant portion of systems. Component and service revenue in fiscal 2002 of $7.3 million decreased slightly as expected when compared to $9.0 million earned in the prior year. Based on EMCORE's backlog of system orders, management expects systems-related revenues to increase in fiscal 2003 compared to fiscal 2002 in absolute dollars and as a percentage of overall revenues.

     For the years ended September 30, 2002 and 2001, materials-related revenues decreased 3% or $1.6 million from $53.5 million reported in the prior year to $51.9 million. Sales in the materials-related segment represented 59% and 29% of EMCORE's total revenues in fiscal 2002 and 2001, respectively. On a product line basis, sales of photovoltaic products increased $3.4 million or 17%, electronic materials and devices decreased $0.5 million or 2%, and optical devices and components decreased $4.5 million or 33%, from the prior year. Excluding results of Tecstar, materials-related revenues decreased 22% or $11.9 million from $53.5 million reported in the prior year.

     Photovoltaic products include the sale of epi wafers, solar cells, CICs and solar panels. Sales in the photovoltaic group represented 27% and 11% of EMCORE's total revenues in fiscal 2002 and 2001, respectively. The increase in annual revenue is attributable to the additional sales due to the acquisition of Tecstar. Excluding results of Tecstar, photovoltaics revenues for fiscal 2002 would have decreased $6.9 million or 34% from the prior year. This decrease is attributable to the continued weakness in satellite infrastructure spending. Due to continuing adverse general market conditions and weakened demand for certain of our products, we expect that overall revenues will remain flat, or at best, modestly increase in fiscal 2003 compared to fiscal 2002.

     Sales of electronic materials and devices include RF materials and MR sensors and represented 22% and 11% of EMCORE's total revenues in fiscal 2002 and 2001, respectively. RF materials are compound semiconductor materials that enable circuits and devices to operate at radio frequencies and are primarily used in cellular phones and base stations. Motorola was the largest customer for the materials-related segment and revenues from Motorola represented approximately 13% of EMCORE's total fiscal 2002 revenues. EMCORE broadened its relationship with Motorola by selling them two EMCORE systems, which may be used for both research and development and as an internal source of production for electronic materials. In light of the fact that Motorola has developed the capacity to supply a portion of their needs internally and due to the delayed introduction of InGaP HBTs into GSM handsets, RF materials related revenues decreased each quarter in fiscal 2002. This market is highly competitive, raw materials are extremely expensive and average selling prices have been declining over the past two years. As a result of continued weakness in market conditions for wireless infrastructure spending, we expect RF materials related revenue to decline in fiscal 2003 from fiscal 2002 and become less significant or strategic to overall EMCORE revenues. Revenues from our mature MR sensors product line decreased $1.8 million from the prior year as a result of the phase out of certain automotive models at General Motors. Our contract with General Motors expires in fiscal 2004 and we may stop production of MR sensors in connection therewith.

     Sales of optical devices and components include revenues from VCSELs, photodetectors and VCSEL-based array transceivers and transponders. Sales of optical devices and components represented 10% and 7% of EMCORE's total revenues in fiscal 2002 and 2001, respectively. Although, sales of these devices did not contribute significantly to revenue in either fiscal year, EMCORE continues to work with customers to optimize our designs in packaged solutions. We expect these products to generate more revenues in fiscal 2003 as our customers introduce new product lines into which are products are integrated.

     Revenue from Government contracts relating to electronic materials and devices increased $0.8 million or 33% from $2.5 million in fiscal 2001 to $3.3 million in fiscal 2002. We anticipate that Government contract revenue will increase during fiscal 2003 as a result of new contract awards received in the second half of fiscal 2002.

     Gross Profit (Loss). EMCORE's experienced a gross loss of $0.6 million for the year ended September 30, 2002 compared to a gross profit of $70.1 million for the year ended September 30, 2001, representing a decrease of 101%, or $70.7 million. For the years ended September 30, 2002 and 2001, gross margins decreased from positive 38% to negative 1%. The decline in gross profit occurred in both the systems-related and materials-related segments. Write-off charges of approximately $11.9 million which related to excess and obsolete inventory contributed to the lower gross margins. With the downturn in the markets served by EMCORE, management evaluated its inventory levels in light of actual and forecasted revenue. The inventory charge related to reserves for excess inventory that EMCORE believed it was carrying as a result of the market conditions. EMCORE continues to monitor its reserves. Excluding the inventory charge, gross profit in fiscal 2002 would have been $11.3 million, or 13% of revenues. We anticipate that gross profit will continue to be affected in the near term as a result of flat sales. Exclusive of non-recurring charges, management expects gross margins to increase slightly in fiscal 2003 as a result of savings from fiscal 2002 restructuring efforts.

     For the years ended September 30, 2002 and 2001, EMCORE experienced a gross profit of $10.2 million on systems-related revenues compared to a gross profit of $58.4 million, representing a decrease of 83%, or $48.2 million. For the year ended September 30, 2002 and 2001, gross margins for systems-related revenues decreased to 29% from 45%. This decrease is due primarily to the decrease in sales of MOCVD production systems and specific inventory write-down charges of $4.2 million recorded in the second quarter. Excluding the inventory charge, gross profit in fiscal 2002 would have been $14.4 million, or 40% of revenues.

     For the years ended September 30, 2002 and 2001, EMCORE experienced a gross loss of $10.9 million on materials-related revenues compared to a gross profit of $11.7 million, representing a decrease of 193%, or $22.6 million. For the years ended September 30, 2002 and 2001, gross margins for materials-related revenues decreased to a negative 21% from a positive 22%. The most significant factors contributing to this decrease in gross margin were: a) unabsorbed overhead costs associated with lower revenues due to customer delayed product launches; b) specific inventory write-down charges of $7.7 million recorded in the second quarter; and c) higher than expected costs incurred integrating Tecstar's California operations with EMCORE's New Mexico's operations. During fiscal 2002, EMCORE developed significantly more photovoltaic and optical devices and components than in fiscal 2001. The inventory charge was related to reserves for excess raw material and finished goods inventory that EMCORE believed it was carrying as a result of market conditions; see footnote 5 to the financial statements. Regarding unabsorbed expenses, EMCORE has a significant amount of fixed expenses relating to capital equipment and manufacturing overhead in its new facilities where materials-related products are manufactured. By December 2001, EMCORE's manufacturing facilities for its materials-related businesses were all completed and placed into service with the anticipation of expanding market prospects. Lower than forecasted materials-related revenues caused these fixed expenses to be allocated across reduced production volumes, adversely affecting gross profit and margins. Excluding the inventory charge, gross loss in fiscal 2002 would have been $3.1 million, or negative 6% of revenues.

     Selling, General and Administrative. EMCORE's selling, general and administrative expenses (SG&A) decreased 5%, or $1.6 million, from $29.8 million for the year ended September 30, 2001 to $28.2 million for the year ended September 30, 2002. The decrease was primarily related to a $0.9 million salary-related fiscal 2001 accrual reversed in fiscal 2002 and restructuring savings, involving headcount reduction and a cutback on marketing expenditures, offset slightly by a $2.6 million additional reserve for doubtful accounts. As a percentage of revenue, SG&A increased from 16% for the year ended September 30, 2001 to 32% in 2002 as a result of lower revenues that more than offset decreased SG&A expenses. Exclusive of further non-recurring charges, management expects SG&A in fiscal year 2003 in absolute dollars to decrease as a result of implemented cost control and restructuring programs.

     Goodwill Amortization. In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, would cease upon adoption of this statement. EMCORE adopted SFAS No. 142 on October 1, 2001 and completed its transition test for impairment during the quarter ended March 31, 2002. No impairment adjustment was deemed necessary by management. Had SFAS No. 142 been in effect for the year ended September 30, 2001, EMCORE's net loss would have decreased by $1.1 million or $0.03 per share.

     Research and Development. EMCORE's research and development expenses (R&D) decreased 23%, or $12.4 million, from $53.4 million for the year ended September 30, 2001 to $41.0 million for the year ended September 30, 2002. This decrease was due primarily to the deferral or elimination of certain non-critical research and development projects. As a percentage of revenue, R&D increased from 29% for the twelve months ended September 30, 2001 to 47% in 2002 as a result of lower revenues. Exclusive of non-recurring charges, management expects R&D in fiscal year 2003 in absolute dollars to continue to decrease as a result of implemented cost control and restructuring programs.

     Impairment and Restructuring Charges. EMCORE recorded pre-tax charges to income totaling $36.7 million in fiscal 2002 representing both impairment and restructuring charges.


Restructuring Charges
---------------------

     During fiscal 2002, EMCORE proceeded with a restructuring program consisting of the realignment of all engineering, manufacturing and sales/marketing operations, as well as workforce reductions. Included in the provision for impairment and restructuring charges were severance and fringe benefit charges of $1.9 million related to employee termination costs for 330 employees. The workforce was reduced in both of EMCORE's business segments, all of which were entitled to termination benefits. Of the severance charges recorded in the second quarter, $1.1 million related to EMCORE's systems-related business segment and $0.8 million related to the materials-related business segment.

     Headcount at September 30, 2002 was 558 employees, a reduction of 309 employees, or 36%, since September 2001. Management does not believe that the restructuring will have a material impact on future revenues. As of September 30, 2002, substantially all cash outlays for the employee termination costs have been paid.

Impairment Charges
------------------
     During the second quarter of fiscal year 2002, EMCORE recorded $34.8 million of non-cash impairment charges related to its fixed assets. Of this charge, $11.3 million related to certain manufacturing assets that are to be disposed. Management has committed to a plan to dispose of these assets, through either abandonment or sale. Such decision was made based upon the continued downturn in the economic environment that affected certain business units causing these manufacturing assets to become idle. EMCORE expects to complete its disposal of these assets by mid fiscal 2003. The carrying value of these assets before write-down to net realizable value was $11.5 million.

     The remainder of the impairment charge related principally to EMCORE's Electronic Materials and Devices and the Optical Devices and Component groups. During the past two years, EMCORE had completed new facilities for these businesses in anticipation of expanding market prospects. Business forecasts updated in the second quarter indicated significantly diminished prospects for these units, primarily based on the downturn in the telecommunications industry. As a result of these circumstances, management determined that the long-lived assets of these groups should be assessed for impairment. Based on the outcome of this assessment, pursuant to SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", EMCORE recorded a $23.5 million non-cash asset impairment charge to fixed assets in the second quarter of 2002. This entire charge related to the materials-related segment. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows to be generated by these facilities.

     Of the impairment charges recorded in the second quarter, $4.0 million related to EMCORE's systems-related business segment and $30.8 million related to the materials-related business segment.

     Interest Income/Expense. For the year ended September 30, 2002, net interest changed $8.1 million from net interest income of $2.0 million to net interest expense of $6.1 million. The decrease in net interest income is a result of interest expense being incurred on the $175 million 5% convertible subordinated notes due in May 2006 and by lower interest rates on decreased investments in marketable securities.

     Other Expense. In March 2001, a net gain of $5.9 million was recorded related to the settlement of litigation. In August 2001, EMCORE received approximately 2.0 million shares of common stock in Uniroyal Technology Corporation (UTCI) from the sale of the Uniroyal Optoelectronics LLC (UOE) joint venture to UTCI and recorded a net gain of approximately $10.0 million. EMCORE's basis in the UTCI stock was $7.10 per share or approximately $14.0 million. In the quarter ended December 31, 2001, management determined that an other-than-temporary impairment of the UTCI investment existed. Accordingly, EMCORE took a charge of $13.3 million to establish a new cost basis, which was recorded as other expense in the consolidated statement of operations. In August 2002, UTCI and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Given this event, EMCORE wrote down its remaining investment in UTCI to zero. The total loss associated with the UTCI investment totaled $14.0 million in fiscal 2002.

     During fiscal 2002, EMCORE invested approximately $0.4 million in Qusion Technologies, Inc. (Qusion), a Princeton, New Jersey start-up specializing in monolithic integration of optical components. During the later part of fiscal 2002, it was determined that significant additional investment would be required to continue development of Qusion's products. In September 2002, EMCORE and its other investment partners determined they would no longer provide such additional funding. Consequently, Qusion decided to close the business. EMCORE purchased all of Qusion's intellectual property and wrote off its entire investment.

     Equity in Net Loss of Unconsolidated Affiliates. Because EMCORE has not had a controlling economic and voting interest in its joint ventures, EMCORE accounts for these joint ventures under the equity method of accounting. For fiscal 2002, EMCORE incurred a net loss of $2.7 million related to the GELcore joint venture. For fiscal 2001, EMCORE incurred a net loss of $7.4 million related to the UOE joint venture, which was sold in August 2001, and a $4.9 million net loss related to the GELcore joint venture.

     Income Taxes. As a result of its losses, EMCORE did not incur any income tax expense in either of the years ended September 30, 2002 and 2001. As of September 30, 2002, EMCORE has net operating loss carryforwards for tax purposes of approximately $212.0 million that expire in the years 2003 through 2022. In fiscal 2002, $1.7 million of net operating loss carryforwards expired and approximately $0.6 million are due to expire in fiscal 2003.



Comparison of Fiscal Years Ended September 30, 2001 and 2000

     Revenues. EMCORE's revenues increased 76.7%, or $80.1 million, from $104.5 million for fiscal 2000 to $184.6 million for fiscal 2001. This increase in revenues was attributable to both systems-related and materials-related segments. Systems-related revenues increased 99.3%, or $65.4 million, from $65.8 million to $131.1 million. The number of MOCVD production systems shipped increased 89.4% from 47 in fiscal year 2000 to 89 in fiscal year 2001. Materials-related revenues increased 38.1%, or $14.8 million, from $38.7 million to $53.5 million. Sales of solar cells increased 10%, pHEMT and HBT epitaxial wafers increased 27% and VCSELs increased 302%, from the prior year. As a percentage of revenues, systems-related and materials-related revenues accounted for 71.0% and 29.0%, respectively, for fiscal 2001 and 63.0% and 37.0%, respectively, for fiscal 2000. International sales accounted for 47.7% of revenues for fiscal 2001 and 38.6% of revenues for fiscal 2000. The dollar increase in domestic sales was a direct result of significant materials-related design wins at several large U.S. semiconductor and telecommunication companies.

     Effective October 1, 2000, EMCORE changed its revenue recognition policy to defer the portion of revenue related to installation and final acceptance until such installation and final acceptance are completed. This change was made in accordance with the implementation of SAB 101. Since EMCORE had historically completed such installation services successfully which required minimal costs to complete, EMCORE previously recognized 100% of revenue for products upon shipment as the product specifications had been met and the title and risks and rewards of ownership had transferred to the customer. The effect of this change was reported as the cumulative effect of a change in accounting principle in fiscal 2001. This net effect reflected the deferral as of October 1, 2000 of $3.6 million of revenue and accrued installation expense previously recognized. EMCORE recognized the revenue included in the cumulative effect adjustment during fiscal 2001.

     Gross Profit. EMCORE's gross profit increased 62.3%, or $26.9 million, from $43.2 million for fiscal 2000 to $70.1 million for fiscal 2001. Gross profit earned on systems-related revenues increased 108.5%, or $30.4 million, from $28.0 million to $58.4 million. This increase is due primarily to the rise in production system sales, discussed above, and improved manufacturing efficiencies. Component and service related revenues continue to increase as EMCORE's production system installed base now exceeds 400 MOCVD systems. Gross profit earned on materials-related revenues decreased 23.1%, or $3.5 million, from $15.2 million to $11.7 million. EMCORE has a significant amount of fixed expenses relating to capital equipment and manufacturing overhead in its new facilities. EMCORE experienced a reduction in materials-related revenues during the third and fourth quarters of fiscal 2001, which caused these fixed expenses to be allocated across reduced production volumes, adversely affecting gross profit.

     Selling, General and Administrative. SG&A increased by 35.7%, or $7.9 million, from $22.0 million for fiscal 2000 to $29.9 million for fiscal 2001. A significant portion of the increase was due to increased commission payments as a result of higher sales and headcount increases in marketing and sales personnel to support domestic and foreign markets and new product lines. As a percentage of revenue, SG&A decreased from 21.0% for fiscal 2000 to 16.2% for fiscal 2001.

     Goodwill Amortization. Goodwill of $13.2 million was recorded in connection with our acquisition of MODE in December 1997. EMCORE recognized $4.4 million of goodwill amortization for fiscal 2000, which reflected a full year of amortization. During the three months ended December 31, 2000, EMCORE amortized $0.7 million, the remaining portion of this goodwill. In January 2001, EMCORE purchased ASI/TSI and allocated approximately $3.1 million to goodwill that was being amortized using the straight-line method over a period of five years, or $155,000 per quarter. As of September 30, 2001, EMCORE had approximately $2.7 million of net goodwill remaining. In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, ceased upon EMCORE's adoption of this statement on October 1, 2001.

     Research and Development. R&D increased 63.3%, or $20.7 million, from $32.7 million in fiscal 2000 to 53.4 million in fiscal 2001. As a percentage of revenue, recurring R&D decreased from 31.3% for fiscal 2000 to 28.9% for fiscal 2001. To maintain growth and to continue to pursue market leadership in materials science technology, management expects to continue to invest a significant amount of its resources in R&D.

     Interest Income/Expense. For fiscal 2001, net interest changed $2.4 million from net interest income of $4.5 million to net interest income of $2.0 million. The decrease in net interest income was a result of additional interest expense being incurred from the 5% convertible subordinated notes due in 2006 coupled with lower interest rates on investments in marketable securities.

     Other Income. In March 2001, a net gain of $5.9 million was recorded related to the settlement of litigation. In August 2001, EMCORE sold its minority ownership position in the UOE joint venture to UTCI and received approximately 2.0 million shares of UTCI common stock as consideration for this transaction. The net gain from the sale approximated $10.0 million.

     Equity in Net Loss of Unconsolidated Affiliates. Because EMCORE did not have a controlling economic and voting interest in its joint ventures, EMCORE accounts for these joint ventures under the equity method of accounting. For fiscal 2001, EMCORE incurred a net loss of $7.4 million related to the UOE joint venture and a $4.9 million net loss related to the GELcore joint venture. For fiscal 2000, EMCORE incurred a net loss of $7.8 million related to the UOE joint venture and a $5.4 million net loss related to the GELcore joint venture.

     Income Taxes. As a result of its losses, EMCORE did not incur any income tax expense in both fiscal years 2000 and 2001.


Quarterly Results of Operations

     The following tables present EMCORE's unaudited results of operations expressed in dollars and as a percentage of revenues for the eight most recently ended quarters. EMCORE believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the consolidated financial statements and notes included elsewhere in this document. EMCORE's results from operations may vary substantially from quarter to quarter. Accordingly, the operating results for a quarter are not necessarily indicative of results for any subsequent quarter or for the full year. EMCORE has experienced and expects to continue to experience significant fluctuations in quarterly results. See Item 6. Selected Financial Data for a listing of certain significant transactions that affect the comparability of EMCORE's operating results and financial condition.

Statements of Operations

----------------------------------------------------------------------------------------------------------------------------
(in thousands)                         Dec. 31,   Mar. 31,   Jun. 30,   Sept. 30,   Dec. 31,   Mar. 31,  June 30,   Sept. 30,
                                         2000       2001       2001       2001        2001       2002      2002       2002
                                      ---------- ---------- ---------- ---------- ---------- ---------- --------- ----------
Revenues...........................      $39,090    $44,825    $52,652    $48,047    $19,137    $23,078   $20,275    $25,282
Cost of revenues...................       23,352     28,049     30,626     32,482     16,592     32,208    17,748     21,866
                                      --------------------------------------------------------------------------------------
          Gross profit (loss)......       15,738     16,776     22,026     15,565      2,545     (9,130)    2,527      3,416

Operating expenses:
     Selling, general &
       administrative..............        6,983      7,552      7,096      8,220      6,998      9,483     6,522      5,224
     Goodwill amortization.........          734        103        155        155          -          -         -          -
     Research & development........       13,179     11,998     13,889     14,325     11,947     11,625     9,398      8,000
     Impairment and restructuring..            -          -          -          -          -     35,939         -        782
                                      --------------------------------------------------------------------------------------
       Total operating expenses....       20,896     19,653     21,140     22,700     18,945     57,047    15,920     14,006
                                      --------------------------------------------------------------------------------------

               Operating income
                 (loss)............       (5,158)    (2,877)       886     (7,135)   (16,400)   (66,177)  (13,393)   (10,590)

Interest expense (income), net.....       (1,492)      (794)       (68)       306        928      1,682     1,761      1,736
Other (income) expense.............            -     (5,890)         -    (10,030)    13,262          -         -      1,126
Equity in net loss of
  unconsolidated affiliates........        4,132      3,668      2,725      1,801        377        851       769        709
                                      --------------------------------------------------------------------------------------
       Total other expenses/
         (income)..................        2,640     (3,016)     2,657     (7,923)    14,567      2,533     2,530      3,571
                                      --------------------------------------------------------------------------------------

       Income (loss) before
         cumulative effect of a
         change in accounting
         principle.................       (7,798)       139     (1,771)       788    (30,967)   (68,710)  (15,923)   (14,161)

Cumulative effect of a change in
  accounting principle.............       (3,646)       ---        ---        ---        ---        ---       ---        ---
                                      --------------------------------------------------------------------------------------

               Net income (loss)...     ($11,444)      $139    ($1,771)      $788   ($30,967)  ($68,710)  ($15,923) ($14,161)
                                      ======================================================================================

----------------------------------------------------------------------------------------------------------------------------
(as a percentage of revenues)          Dec. 31,   Mar. 31,   Jun. 30,   Sept. 30,   Dec. 31,   Mar. 31,  June 30,   Sept. 30,
                                         2000       2001       2001       2001        2001       2002      2002       2002
                                      ---------- ---------- ---------- ---------- ---------- ---------- --------- ----------
Revenues...........................     100.0%     100.0%     100.0%     100.0%      100.0%     100.0%    100.0%     100.0%
Cost of revenues...................      59.7       62.6       58.2       67.6        86.7      139.5      87.5       86.5
                                      --------------------------------------------------------------------------------------
          Gross profit (loss)......      40.3       37.4       41.8       32.4        13.3      (39.5)     12.5       13.5

Operating expenses:
     Selling, general &
       administrative..............      17.9       16.8       13.5       17.1        36.6       41.1      32.2       20.7
     Goodwill amortization.........       1.9        0.2        0.3        0.3          -          -         -          -
     Research & development........      33.7       26.8       26.4       29.9        62.4       50.4      46.3       31.6
     Impairment and restructuring..        -          -          -          -           -       155.7        -         3.1
                                      --------------------------------------------------------------------------------------
       Total operating expenses....      53.5       43.8       40.2       47.3        99.0      247.2      78.5       55.4
                                      --------------------------------------------------------------------------------------

            Operating income (loss)     (13.2)      (6.4)       1.6      (14.9)      (85.7)    (286.7)    (66.0)     (41.9)

Interest expense (income), net.....      (3.8)      (1.8)      (0.2)       0.6         4.8        7.3       8.7        6.9
Other (income) expense.............        -       (13.1)        -       (20.8)       69.3         -         -         4.4
Equity in net loss of
  unconsolidated affiliates........      10.6        8.2        5.2        3.7         2.0        3.7       3.8        2.8
                                      --------------------------------------------------------------------------------------
        Total other expenses/
          (income).................       6.8       (6.7)       5.0      (16.5)       76.1       11.0      12.5       14.1
                                      --------------------------------------------------------------------------------------

          Income (loss) before
            cumulative effect of a
            change in accounting
            principle..............     (20.0)       0.3       (3.4)       1.6      (161.8)    (297.7)    (78.5)     (56.0)

Cumulative effect of a change in
  accounting principle.............      (9.3)        -          -          -           -          -         -          -
                                      --------------------------------------------------------------------------------------
           Net income (loss).......     (29.3%)      0.3%      (3.4%)      1.6%     (161.8%)   (297.7%)   (78.5%)    (56.0%)
                                      ======================================================================================

Liquidity and Capital Resources

     Working Capital

     At September 30, 2002, EMCORE had working capital of approximately $111.8 million, which included $84.2 million in cash, cash equivalents and marketable securities. Working capital at September 30, 2001 and 2000 was $201.2 million and $111.6 million, respectively. EMCORE has funded operations to date through product sales, sales of equity, subordinated debt and borrowings under revolving credit facilities. Significant transactions include:

     o In May 2001, EMCORE issued $175.0 million of 5% convertible subordinated notes due in May 2006, at par, less issuance costs of $6.2 million;
     o In March 2000, EMCORE raised approximately $127.5 million, net of issuance costs, from an addition equity offering;
     o In June 1999, EMCORE raised approximately $52.0 million, net of issuance costs, from a secondary public offering.


     Net Cash Provided By (Used For) Operations

     In fiscal 2001, net cash used for operations totaled $46.6 million, a decrease of $54.2 million from fiscal 2000, when net cash provided by operating activities was $7.6 million. In fiscal 2002, net cash used for operations improved 28% from fiscal 2001 to approximately $33.6 million. This net cash usage related primarily to the combined operations of EMCORE's Photovoltaics and Optical Devices and Components product lines. The most significant factors contributing to this operating cash usage were: a) unabsorbed overhead costs associated with lower revenues due to customer delayed product launches; b) higher than expected costs incurred integrating Tecstar's California operations with EMCORE's New Mexico's operations; c) the push-out and cancellation of orders from certain customers forced EMCORE to hold onto higher inventory levels than expected; and d) extended payment terms delayed cash receipts from certain sales.

     Included in EMCORE's net loss of $129.8 million were non-cash items of $51.2 million related to impairment and restructuring charges, $14.4 million of realized losses from the write-down of investments in UTCI and Qusion and $16.9 million in depreciation and amortization expenses; see footnotes 2 and 5 to the financial statements. During fiscal 2002, EMCORE proceeded with a restructuring program, consisting of the realignment of all engineering, manufacturing and sales/marketing operations, as well as workforce reductions. This restructuring should result in a cost reduction of approximately $6.0 million to $8.0 million per quarter in fiscal 2003, which we believe should enable us to achieve our goal of having positive cash flow from operations by the end of fiscal 2003, assuming revenues in fiscal 2003 are consistent with revenues in fiscal 2002.


     Net Cash Used For Investment Activities

     In fiscal 2002, 2001 and 2000, net cash used for investment activities totaled $0.6 million, $117.0 million and $104.6 million, respectively.

     o Capital expenditures - Capital expenditures for fiscal 2002 were $6.2 million compared with $89.3 million in fiscal 2001 and $33.8 million in fiscal 2000. As part of our ongoing effort to conserve cash, EMCORE's capital expenditures in fiscal 2002 consisted almost solely of sustaining capital purchases. In fiscal 2001 and 2000, capital expenditures were used primarily for capacity expansion at both New Jersey and New Mexico manufacturing facilities. EMCORE estimates sustaining capital expenditures in fiscal 2003 to be approximately $6.0 million.

     o Acquisitions - EMCORE acquired Tecstar in fiscal 2002 for a total cash purchase price of approximately $25.1 million and in January 2001, EMCORE purchased ASI/TSI both located in Albuquerque, New Mexico that used $1.7 million of cash; see footnote 4 to the financial statements.

     o Investments - In February 2002, EMCORE purchased $1.0 million of preferred stock of Archcom Technology, Inc., a venture-funded, start-up optical networking components company that designs, manufactures, and markets a series of high performance lasers and photodiodes for datacom and telecom industries; see footnote 2 to the financial statements. Investments in EMCORE's joint ventures in fiscal 2002, 2001 and 2000 were approximately $2.0 million, $6.3 million and $19.9 million, respectively; see footnote 6 to the financial statements. In fiscal 2003, EMCORE expects to invest approximately $5.0 million into the GELcore joint venture.

     o Repayment of loan - In November 2001, EMCORE received payment from UTCI of $5.0 million for a related party loan made in August 2001; see footnote 13 to the financial statements.

     o Marketable securities - In fiscal 2002, EMCORE's net investment in marketable securities decreased by $28.7 million in order to fund operations. EMCORE is expected to continue to fund operations by liquidating marketable securities.


     Net Cash Provided By Financing Activities

     Net cash provided by financing activities for fiscal 2002 amounted to approximately $5.7 million of which $4.2 million related to proceeds received from the exercise of common stock warrants which were due.

     Financing Transactions

     In May 2001, EMCORE issued $175.0 million aggregate principal amount of its 5% convertible subordinated notes due in May 2006. Net proceeds received by EMCORE, after costs of issuance, were approximately $168.8 million. Interest is payable in arrears semiannually on May 15 and November 15 of each year, which began on November 15, 2001. The notes are convertible into EMCORE common stock at a conversion price of $48.76 per share, subject to certain adjustments, at the option of the holder. The notes may be redeemed at EMCORE's option, on or after May 20, 2004 at specific redemption prices. There are no financial covenants related to these notes. For the years ended September 30, 2002 and 2001, interest expense relating to the notes approximated $8.8 million and $3.5 million, respectively. In the event of default, the principal amount of the notes would automatically become immediately due and payable. Each of the following would constitute an event of default under the notes:

     o failure to pay principal or premium, if any, on any note when due, whether or not prohibited by the subordination provision of the notes;
     o failure to pay any interest on any note when due if such failure continues for 30 days, whether or not prohibited by the subordination provision of the notes;
     o failure to perform any other covenant required of us in the note if such failure continues for 60 days after notice is given in accordance with the notes;
     o failure to pay the purchase price of any note when due, whether or not prohibited by the subordination provisions of the notes;
     o    failure to provide timely notice of a change in control; and
     o    certain event in bankruptcy, insolvency or reorganization of EMCORE.

     After any such acceleration, but before a judgement or decree based on acceleration, the holders of a majority in aggregate principal amount of the notes may, under certain circumstances, rescind and annul such acceleration.

     In May 2002, the Board of Directors authorized EMCORE from time to time to repurchase a portion of the notes in one or more open market transactions, in accordance with certain guidelines. In December 2002, EMCORE purchased, in multiple transactions, $13.3 million principal amount of the notes at prevailing market prices, for an aggregate of approximately $6.4 million. As a result of the transaction, EMCORE will record a gain from operations of approximately $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million. In accordance with the provision of SFAS No. 145, EMCORE will record gains from early debt extinguishment within income from operations.

     In March 2001, EMCORE entered into a $20.0 million Amended and Restated Revolving Loan and Security Agreement with a bank. There have been no borrowings under this facility since inception and management had no plans to use this facility. EMCORE canceled this facility in May 2002.

     In fiscal 2000, EMCORE guaranteed 49% of GELcore's unsecured three-year $7.5 million debt facility obtained from GE Canada, Inc. which matures in August 2003.

     As of September 30, 2002, EMCORE had a remaining 2.0 million shares of common stock available on a filed shelf registration statement with the SEC.

     Contractual Obligations

     EMCORE's contractual obligations over the next five years are summarized in the table below:

As of September 30, 2002                    Total     Less than       1 - 3         4 - 5       After 5
(in millions)                                          1 Year         Years         Years        Years
                                          ---------- ------------- ------------ --------------- ---------
                                                       (fiscal       (fiscal       (fiscal
                                                        2003)       2004-2006)    2007-2008)
     Long-Term Debt(1).................     $175.0          -         $175.0             -           -
     Capital Lease Obligations.........        0.2       $0.1            0.1             -           -
     Operating Leases..................        3.9        1.4            2.3          $0.2           -
                                          --------------------------------------------------------------
     Total Contractual Cash
       Obligations.....................     $179.1       $1.5         $177.4          $0.2           -

(1) Due in May 2006. In December 2002 EMCORE repurchased $13.3 million of convertible subordinated notes. At December 2002, total long-term debt outstanding was $161.7 million.

     Conclusion

     EMCORE believes that its current liquidity should be sufficient to meet its cash needs for working capital through fiscal year 2003. However, if cash generated from operations and cash on hand are not sufficient to satisfy EMCORE's liquidity requirements, EMCORE will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to EMCORE. If EMCORE is required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on EMCORE's business, financial condition, results of operations and cash flow.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     Although EMCORE occasionally enters into transactions denominated in foreign currencies, the total amount of such transactions is not material. Accordingly, fluctuations in foreign currency values would not have a material adverse effect on our future financial condition or results of operations.

Item 8.  Financial Statements and Supplementary Data


                                                  EMCORE CORPORATION
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the years ended September 30, 2002, 2001 and 2000
                                        (in thousands, except per share data)

                                                                 2002                 2001                 2000
                                                          -----------------    -----------------    -----------------
Revenues:
   Systems-related.....................................          $35,878             $131,141              $65,788
   Materials-related...................................           51,894               53,473               38,718
                                                          -----------------    -----------------    -----------------
     Total revenues....................................           87,772              184,614              104,506

Cost of revenues:
   Systems-related.....................................           25,650               72,725               37,775
   Materials-related...................................           62,764               41,784               23,526
                                                          -----------------    -----------------    -----------------
     Total cost of revenues............................           88,414              114,509               61,301
                                                          -----------------    -----------------    -----------------

          Gross profit (loss)..........................             (642)              70,105               43,205

Operating expenses:
   Selling, general and administrative.................           28,227               29,851               21,993
   Goodwill amortization...............................                -                1,147                4,392
   Research and development............................           40,970               53,391               32,689
   Impairment and restructuring........................           36,721                    -                    -
                                                          -----------------    -----------------    -----------------
      Total operating expenses.........................          105,918               84,389               59,074
                                                          -----------------    -----------------    -----------------
          Operating loss...............................         (106,560)             (14,284)             (15,869)

Other (income) expense:
   Interest income.....................................           (2,749)              (5,288)              (4,834)
   Interest expense....................................            8,856                3,240                  342
   Imputed warrant interest expense, non-cash..........                -                    -                  843
   Other (income) expense..............................           14,388              (15,920)                   -
   Equity in net loss of unconsolidated affiliates.....            2,706               12,326               13,265
                                                          -----------------    -----------------    -----------------
      Total other (income) expenses....................           23,201               (5,642)               9,616

          Loss before cumulative effect of a
            change in accounting principle.............         (129,761)              (8,642)             (25,485)

   Cumulative effect of a change in accounting
     principle..........................................               -               (3,646)                   -
                                                          -----------------    -----------------    -----------------
          Net loss......................................       $(129,761)            $(12,288)            $(25,485)
                                                          =================    =================    =================


Per share data:
Weighted average basic and diluted shares
  outstanding used in per share data calculations.......          36,539               34,438               31,156
                                                          -----------------    -----------------    -----------------

Loss per basic and diluted share before
  cumulative effect of a change in accounting principle.          $(3.55)              $(0.25)              $(0.82)
                                                          =================    =================    =================

Net loss per basic and diluted share....................          $(3.55)              $(0.36)              $(0.82)
                                                          =================    =================    =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                    EMCORE CORPORATION
                                                CONSOLIDATED BALANCE SHEETS
                                             As of September 30, 2002 and 2001
                                                      (in thousands)

                                           ASSETS                                                    2002             2001
                                                                                               ---------------   --------------
Current assets:
  Cash and cash equivalents...............................................................           $42,716         $71,239
  Marketable securities...................................................................            41,465          76,422
  Accounts receivable, net of allowance for doubtful accounts of
    $3,347 and $1,139 at September 30, 2002 and 2001, respectively........................            23,817          30,918
  Accounts receivable - related parties...................................................               518           2,161
  Inventories, net........................................................................            31,027          47,382
  Prepaid expenses and other current assets...............................................             1,188           4,471
                                                                                               --------------------------------
       Total current assets...............................................................           140,731         232,593

Property, plant and equipment, net........................................................           101,302         143,223
Goodwill..................................................................................            20,384           2,687
Intangible assets, net....................................................................             3,042           1,548
Investments in unconsolidated affiliate...................................................             8,482           9,228
Other assets, net.........................................................................            12,002          14,274
                                                                                              --------------------------------

       Total assets.......................................................................          $285,943        $403,553
                                                                                              ================================

                            LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................            10,346         $14,075
  Accrued expenses........................................................................            12,875          13,533
  Customer deposits.......................................................................             5,604           3,715
  Capitalized lease obligation - current..................................................                81              57
                                                                                              --------------------------------

       Total current liabilities..........................................................            28,906          31,380

Convertible subordinated notes............................................................           175,000         175,000
Capitalized lease obligation, net of current portion......................................                87              46
                                                                                              --------------------------------

       Total liabilities..................................................................           203,993         206,426

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding...........                 -               -
   Common stock, no par value, 100,000 shares authorized, 36,772 shares issued and 36,752 outstanding at September 30, 2002; 35,617 shares issued and 35,597 outstanding at
     September 30, 2001...................................................................           334,051         327,559
   Accumulated deficit....................................................................          (250,913)       (121,152)
   Accumulated other comprehensive loss...................................................              (222)         (8,314)
   Shareholders' notes receivable.........................................................               (34)            (34)
   Treasury stock, at cost; 20 shares at September 30, 2002 and 2001......................              (932)           (932)
                                                                                              --------------------------------

       Total shareholders' equity.........................................................            81,950         197,127
                                                                                              --------------------------------
       Total liabilities and shareholders' equity.........................................          $285,943        $403,553
                                                                                              ================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                         EMCORE CORPORATION
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        For the years ended September 30, 2002, 2001 and 2000
                                                           (in thousands)

                                                                               Accumulated
                                                                                  Other      Shareholders                Total
                                                        Common    Accumulated  Comprehensive      Notes     Treasury  Shareholders'
                                             Shares     Stock      Deficit    Income (Loss)   Receivable     Stock      Equity
                                            ----------------------------------------------------------------------------------------

     Balance at September 30, 1999.........   26,708   $152,426    ($83,256)             -        ($7,547)        -        $61,623

Net loss...................................                         (25,485)                                               (25,485)

Unrealized gain on marketable securities...                                              5                                       5
                                                                                                                       ------------
  Comprehensive loss.......................                                                                                (25,480)

Preferred stock dividends..................                             (83)                                                   (83)

Accretion of redeemable preferred stock to
  redemption value.........................                             (40)                                                   (40)

Issuance of common stock purchase
  warrants.................................                 689                                                                689

Issuance of common stock, net of issuance
  cost of $8,500...........................    2,000    127,500                                                            127,500

Stock option exercise......................      506      2,197                                                              2,197

Stock purchase warrant exercise............    1,996     10,874                                                             10,874

Conversion of convertible preferred stock
  into common stock........................    2,060     14,193                                                             14,193

Compensatory stock issuances...............       23      1,401                                                              1,401

Conversion of subordinated notes into
  common stock.............................      682      5,500                                                              5,500

Treasury stock.............................       (3)                                                          (239)          (239)

Redemptions of shareholders' notes
  receivable...............................                                                         1,187                    1,187
                                            ----------------------------------------------------------------------------------------

     Balance at September 30, 2000.........   33,972    314,780    (108,864)             5         (6,360)     (239)       199,322

Net loss...................................                         (12,288)                                               (12,288)

Unrealized loss on marketable securities...                                         (8,085)                                 (8,085)

Translation adjustment.....................                                           (234)                                   (234)
                                                                                                                       ------------
  Comprehensive loss.......................                                                                                (20,607)

Issuance of common stock in connection
  with acquisitions........................       41      1,840                                                              1,840

Stock option exercise......................      438      3,248                                                              3,248

Stock purchase warrant exercise............    1,111      5,509                                                              5,509

Compensatory stock issuances...............       34      1,505                                                              1,505

Issuance of common stock - Employee Stock
  Purchase Plan............................       17        677                                                                677

Treasury stock.............................      (16)                                                          (693)          (693)

Redemptions of shareholders' notes
  receivable...............................                                                         6,326                    6,326
                                            ----------------------------------------------------------------------------------------

     Balance at September 30, 2001.........   35,597    327,559    (121,152)        (8,314)           (34)     (932)       197,127

Net loss...................................                        (129,761)                                              (129,761)

Impairment of equity investment charged to
  expense..................................                                          8,421                                   8,421

Unrealized loss on marketable securities...                                           (308)                                   (308)

Translation adjustment.....................                                            (21)                                    (21)
                                                                                                                       ------------

  Comprehensive loss.......................                                                                               (121,669)

Stock option exercise......................      159      1,023                                                              1,023

Stock purchase warrant exercise............      823      4,194                                                              4,194

Compensatory stock issuances...............      125        714                                                                714

Issuance of common stock - Employee Stock
  Purchase Plan............................       48        561                                                                561
                                            ----------------------------------------------------------------------------------------

     Balance at September 30, 2002.........   36,752   $334,051   ($250,913)         ($222)          ($34)    ($932)       $81,950

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                             EMCORE CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the years ended September 30, 2002, 2001 and 2000
                                               (in thousands)

                                                                 2002             2001            2000
                                                             -------------    -------------   -------------

Cash flows from operating activities:
Net loss...................................................    $(129,761)        $(12,288)       $(25,485)
Adjustments to reconcile net loss to net cash (used for)
  provided by operating activities:
    Loss on disposal of property, equipment and
      other impairment charges.............................       51,225                -               -
    Cumulative effect of a change in accounting
      principle...........................................             -            3,646               -
    Recognition of loss on marketable securities..........        14,389                -               -
    Depreciation and amortization.........................        16,902           17,419          14,955
    Provision for doubtful accounts.......................           510              370             780
    Gain on sale of unconsolidated affiliate..............             -          (10,000)              -
    Deferred gain on sales to unconsolidated affiliate....             -           (1,560)            301
    Non-cash charges on warrant issuances.................             -                -             843
    Equity in net loss of unconsolidated affiliates.......         2,706           12,326          13,265
    Compensatory stock issuance...........................           714              858             566
Change in assets and liabilities:
    Accounts receivable - trade...........................         3,992          (13,952)         (7,597)
    Accounts receivable - related parties.................         1,643              174             146
    Inventories...........................................         4,300          (16,966)        (16,734)
    Prepaid expenses and other current assets.............         3,259           (2,631)         (1,440)
    Other assets..........................................           765           (8,137)           (983)
    Accounts payable......................................        (3,728)          (2,475)         11,153
    Accrued expenses......................................        (2,395)           7,087           1,910
    Advanced billings.....................................         1,889          (20,211)         15,928
    Other.................................................           (21)            (234)              -
                                                             -------------    -------------   -------------

Total adjustments.........................................        96,150          (34,286)         33,093
                                                             -------------    -------------   -------------

Net cash and cash equivalents (used for) provided by
  operating activities....................................       (33,611)         (46,574)          7,608

Cash flows from investing activities:
    Purchase of property, plant, and equipment............        (6,249)         (89,324)        (33,755)
    Cash purchase of business, net of cash acquired.......       (25,084)          (1,707)              -
    Investments in marketable securities, net.............        28,682          (19,654)        (50,891)
    Investment in associated company......................        (1,000)               -               -
    Investments in unconsolidated affiliates..............        (1,960)          (6,302)        (19,949)
    Repayment of related party loan.......................         5,000                -               -
                                                             -------------    -------------   -------------
Net cash and cash equivalents used for investing
  activities..............................................          (611)        (116,987)       (104,595)

Cash flows from financing activities:
    Proceeds from convertible subordinated notes, net of
      issuance cost of $6,199.............................             -          168,801               -
    Proceeds from public stock offering, net of issuance
      cost of $8,500......................................             -                -         127,500
    Proceeds from exercise of stock purchase warrants.....         4,194            5,509          10,874
    Proceeds from exercise of stock options...............         1,023            3,248           1,958
    Payments on capital lease obligations.................           (79)             (44)           (715)
    Dividends paid on preferred stock.....................             -                -            (133)
    Proceeds from employee stock purchase plan............           561              677               -
    Proceeds from shareholders' notes receivable..........             -            5,760           1,187
                                                             -------------    -------------   -------------

Net cash and cash equivalents provided by financing
  activities.............................................          5,699          183,951         140,671
                                                             -------------    -------------   -------------

Net (decrease) increase in cash and cash equivalents.....        (28,523)          20,390          43,684

Cash and cash equivalents, beginning of year.............         71,239           50,849           7,165
                                                             -------------    -------------   -------------

Cash and cash equivalents, end of year...................        $42,716          $71,239         $50,849
                                                             =============    =============   =============

                                                          EMCORE CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                         For the years ended September 30, 2002, 2001 and 2000
                                                            (in thousands)


                                                                                          2002             2001            2000
                                                                                      -------------    -------------   -------------

Supplemental disclosures of cash flow information:
     Cash paid for interest.......................................................        $8,958              $29            $351

Non-cash Investing and Financing Activities:
    Treasury stock received for redemption of shareholders'
      notes receivable............................................................             -             $693            $239

    Issuance of non-qualified stock options to equity
      investee....................................................................             -             $649            $835

    Proceeds from sale of joint venture in form of
      marketable securities.......................................................             -         ($13,958)              -

    Issuance of common stock in connection with
      an acquisition..............................................................             -           $1,840               -

    Conversion of subordinated notes to common stock..............................             -                -          $5,500

    Common stock issued on the exercise of warrants in
      exchange for subordinated notes.............................................             -                -          $7,800

    Conversion of mandatorily redeemable convertible
      preferred stock to common stock.............................................             -                -         $14,193

Reference is made to footnote 8 - Debt Facilities - for disclosure relating to certain non-cash warrant issuance.
Reference is made to footnote 11 - Shareholders' Equity - for disclosure relating to certain non-cash equity transactions.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

EMCORE Corporation
Notes to Consolidated Financial Statements

As of September 30, 2002 and 2001 and
for the years ended September 30, 2002, 2001 and 2000


NOTE 1.  Description of Business

EMCORE Corporation (EMCORE) offers a versatile portfolio of compound semiconductor products for the broadband and wireless communications and solid-state lighting markets. EMCORE's integrated solutions philosophy embodies state-of-the-art technology, material science expertise and a shared vision of our customers' goals and objectives to be leaders and pioneers in the world of compound semiconductors. EMCORE's solutions include: optical components for high speed data and telecommunications; solar cells and solar panels for global satellite communications; electronic materials for high bandwidth communications systems, such as Internet access and wireless telephones; MOCVD production systems for the growth of GaN, InGaN, AlGaN, GaAs, AlGaAs, InP, InGaP, InGaAlP, InGaAsP and SiC epitaxial materials used in numerous applications, including data and telecommunications modules, cellular telephones, solar cells and HB-LEDs.


NOTE 2.  Summary of Significant Accounting Policies

Principles of Consolidation.
The consolidated financial statements include the accounts of EMCORE and its wholly owned subsidiaries. The equity method of accounting is used for unconsolidated affiliates where EMCORE exercises significant influence, generally when ownership is at least 20% and not more than 50%. All intercompany accounts and transactions are eliminated upon consolidation. Prior period balances have been reclassified to conform to the current period financial statement presentation.

Cash and Cash Equivalents.
EMCORE considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities. EMCORE accounts for its investment in marketable securities as available-for-sale securities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses for these securities are excluded from earnings and reported as a separate component of shareholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statements of operations. Fair values are determined by reference to market prices for securities as quoted based on publicly traded exchanges. At September 30, 2002, EMCORE's available-for-sale marketable securities were primarily in debt securities. The fair value of the debt securities approximated cost. At September 30, 2002, EMCORE's debt securities consisted of $20.2 million of corporate debt securities, $18.0 million of municipal bonds and $3.3 million of asset-backed securities. The contractual maturities for all available-for-sale debt securities will occur during fiscal 2003. EMCORE recorded approximately $0.2 million of net realized gains on sales of available-for-sale debt securities during fiscal 2002.

In August 2001, EMCORE sold its minority ownership position in its joint venture with Uniroyal Technology Corporation (UTCI) in exchange for approximately 2.0 million shares of UTCI common stock. EMCORE's cost basis in the UTCI stock was $7.10 per share or approximately $14.0 million. In the quarter ended December 31, 2001, management determined that an other-than-temporary impairment of the UTCI investment existed. Accordingly, EMCORE took a charge of $13.3 million to establish a new cost basis, which was recorded as other expense in the consolidation statement of operations. In August 2002, UTCI and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Given this event, EMCORE wrote down its remaining investment in UTCI to zero. The total loss associated with the UTCI investment totaled $14.0 million in fiscal 2002.

Concentration of Credit Risk.
Financial instruments, which may subject EMCORE to a concentration of credit risk, consist primarily of cash and cash equivalents, marketable securities and accounts receivable. EMCORE's cash and cash equivalents consist primarily of money market funds. Marketable securities consist primarily of high-grade debt securities and other investments at interest rates that vary by security. EMCORE has maintained cash balances with certain financial institutions in excess of the $100,000 insured limit of the Federal Deposit Insurance Corporation. EMCORE performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. To reduce credit risk and to fund manufacturing costs, EMCORE generally requires a down payment on large equipment orders and international sales are generally secured by irrevocable letters of credit from commercial banks. EMCORE maintains an allowance for doubtful accounts based upon the credit risk of specified customers, historical trends and other information. EMCORE's credit losses generally have not exceeded expectations. Although such losses have typically been within management's expectations to date, there can be no assurance that such allowances will continue to be adequate.

Fair Value of Financial Instruments.
The carrying amounts of cash and cash equivalents, account receivables and payables and accrued expenses approximate fair value because of the short maturity of these instruments. The carrying amount of long-term receivables approximates fair value, as the effective rates for these instruments are comparable to market rates at year-end. The carrying amount of marketable securities and investments approximates fair market value. As of September 30, 2002, the fair market value of the convertible subordinated debenture approximated $81 million. This fair value was estimated based on the quoted market prices for the same or similar debt issuance.

Inventories.
Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. Costs included in inventories consist of materials, labor and manufacturing overhead which are related to the purchase and production of inventories.

Property, Plant and Equipment.
Property, plant and equipment are stated at cost. Significant improvements and betterments are capitalized if they extend the useful life of the asset. Routine maintenance and repairs are expensed when incurred. Plant and equipment are depreciated using the straight-line method over the estimated useful lives of the applicable assets, which range from three to forty years. Leasehold improvements are amortized using the straight-line method over the term of the related leases or the estimated useful lives of the improvements, whichever is less. Depreciation expense includes the amortization of capital leased assets. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation accounts are adjusted accordingly, and any resulting gain or loss is recorded in current operations.

EMCORE reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable; see footnote 5. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill.
All goodwill relates to EMCORE's materials-related business. In January 2001, EMCORE purchased Analytical Solutions, Inc. and Training Solutions, Inc.
(ASI/TSI) for approximately $4.0 million and allocated approximately $3.1 million to goodwill. At September 30, 2001, after nine months of amortization, EMCORE had approximately $2.7 million of net goodwill remaining. In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the Financial Accounting Standards Board (FASB). Amortization of goodwill, including goodwill recorded in past business combinations and indefinite lived intangible assets, would cease upon adoption of this statement. EMCORE adopted SFAS No. 142 on October 1, 2001 and completed its transition test for impairment during the quarter ended March 31, 2002. No impairment adjustment was deemed necessary by management. In May 2002, EMCORE sold ASI/TSI back to the original owner; see footnote 4.

In March 2002, EMCORE acquired certain assets, including equipment and intellectual property, of the Applied Solar Division of Tecstar, Inc. and its subsidiary, Tecstar Power Systems, Inc. (this acquired business is referred to herein as "Tecstar") and allocated approximately $20.4 million to goodwill; see footnote 4. Had SFAS No. 142 been in effect for the years ended September 30, 2001 and 2000, EMCORE's net loss for those periods would have decreased by $1.1 million or $0.03 per share and by $4.4 million or $0.14 per share, respectively.

Other Intangible Assets.
Other intangible assets include patents, acquired workforce and other intangibles. In January 2001, EMCORE allocated $275,000 to acquired workforce in connection with the ASI/TSI acquisition. At September 30, 2001, after amortization, net acquired workforce totaled $238,000. On October 1, 2001, EMCORE reclassified this amount to goodwill in accordance with SFAS No. 142. Patent costs include costs related to obtaining product patents that enhance and maintain EMCORE's intellectual property position. Patent costs, net of accumulated amortization, totaled $1.3 million as of September 30, 2002 and 2001. Patent costs are amortized on a straight-line basis over five years or the remaining life of the patent, whichever is less. Total patent amortization expense amounted to approximately $450,000, $346,000 and $219,000 for the years ended September 30, 2002, 2001, and 2000, respectively. In March 2002, in connection with the Tecstar acquisition, EMCORE allocated $1.9 million of the purchase price towards intellectual property. This intellectual property is being amortized on a straight-line basis over five years and total amortization expense in fiscal 2002 approximated $206,000.

Other Assets. Included in other assets are various deferred costs, related party receivables and an investment. The deferred costs are primarily related to $6.2 million of financing costs associated with the May 2001 issuance of $175.0 million convertible subordinated notes due in 2006. These financing costs are being amortized on a straight-line basis over the five-year life of the notes. Total capitalized financing costs, net of amortization, were $4.4 million and $5.7 million at September 30, 2002 and 2001, respectively. Total amortization expense related to these financing costs amounted to approximately $1.3 million and $0.5 million for the years ended September 30, 2002 and 2001, respectively. Related party receivables at September 30, 2002 primarily consisted of a $3.3 million loan and accrued interest due from the Chief Executive Officer issued in fiscal 2001 and a $3.0 million six-year promissory note due from ASI/TSI issued in fiscal 2002; see footnotes 4 and 13. In August 2001, EMCORE made a $5.0 million aggregate principal amount bridge loan to UTCI, the proceeds of which were to be used by UTCI for working capital and other corporate purposes. In November 2001, UTCI repaid the loan and accrued interest in cash. In February 2002, EMCORE invested $1.0 million in Archcom Technology, Inc., a venture-funded, start-up optical networking components company that designs, manufactures, and markets a series of high performance lasers and photodiodes for datacom and telecom industries. EMCORE does not exercise significant influence over financial and operating policies, and the investment represents less than 20% of ownership. Therefore, EMCORE accounts for this investment under the cost method of accounting.

Customer Deposits.
This represents deposits on orders, predominately systems-related.

Product Warranty Costs.
EMCORE's products generally carry a one-year warranty. A reserve is established at the time of sale to cover estimated warranty costs; see footnote 7. EMCORE's estimate of warranty cost is based on its history of warranty repairs. While most new products are extensions of existing technology, the estimate could change if new products require a significantly different level of repair than similar products have required in the past. Total warranty expense amounted to approximately $2.3 million, $1.0 million and $0.5 million for the years ended September 30, 2002, 2001 and 2000, respectively. The increase in warranty expense in fiscal 2002 was attributable to new products sold primarily related to EMCORE's Photovoltaics product line.

Research and Development.
Research and development costs are charged to expense as incurred.

Income Taxes.
Income taxes are accounted for using the asset and liability method under which deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities and operating losses and tax credit carry forwards. The effect on deferred taxes for a change in tax rates is recognized as income in the period that includes the enactment date. Management provides valuation allowances against the deferred tax asset for amounts which are considered "more likely than not" to be realized.

Stock Options.
EMCORE accounts for its employee stock option-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation expense is recognized for stock option-based compensation unless the quoted market price of the stock at the grant date is in excess of the amount the employee must pay to acquire the stock. EMCORE has not recognized any stock option-based compensation expense in any of the periods presented. Pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting had been applied, are presented in footnote 12.

Revenue Recognition and Cumulative Effect of a Change in Accounting Principle. Revenues from systems-related sales are recognized upon shipment where product has met customer's specifications and when the title and ownership have passed to the customer. EMCORE's billing terms on system sales generally include a holdback of 10-20 percent on the total purchase price subject to completion of the installation and final acceptance process at the customer site. Effective October 1, 2000, EMCORE changed its revenue recognition policy to defer this portion of revenue related to installation and final acceptance until such installation and final acceptance has been completed. This change was made in accordance with the implementation of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Since EMCORE had historically completed such installation services successfully which required minimal costs to complete, EMCORE previously recognized 100% of revenue and accrued estimated installation costs for systems upon shipment as the product specifications had been met and title and ownership had transferred to the customer. The effect of this change was reported as the cumulative effect of a change in accounting principle in the year ended September 30, 2001. This net effect reflected the deferral as of October 1, 2000 of $3.6 million of revenue and accrued installation expense previously recognized. EMCORE recognized the revenue included in the cumulative effect adjustment during the year ended September 30, 2001.

Revenues from materials-related sales are recognized when the product meets the customer's specifications and when title and ownership have passed to the customer. For new applications of EMCORE's products where performance cannot be assessed prior to meeting specifications at the customer's site, no revenue is recognized until such specifications are met.

As a result of the acquisition of Tecstar in 2002, EMCORE records revenues from solar panel contracts using the percentage-of-completion method where the elapsed time from award of a contract to completion of performance tends to exceed 6 months. Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract. If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated. EMCORE has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. EMCORE uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenues and contract costs. Estimates are revised as additional information becomes available.

EMCORE's research contracts require the development or evaluation of new materials applications and generally have a duration of 6 to 48 months. Contracts with a duration of six months or less are accounted for on the completed contract method. Contracts of greater than 6 months contain interim milestones, reporting and invoicing requirements and are billed on the type of contract in place. For "Cost-Plus-Fixed-Fee" research contracts with the Government, EMCORE recognizes revenue to the extent of costs incurred plus the estimated gross profit as stipulated in such contracts, based upon contract performance. For other long-term contracts, EMCORE recognizes the revenues and associated costs on these contracts as each major milestone in the contract is met. A contract is considered complete when all significant costs have been incurred, and the research reporting requirements to the customer have been met. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs, as well as coverage of certain general and administrative costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenues from Government contracts amounted to approximately $3.3 million, $2.5 million and $1.9 million for the years ended September 30, 2002, 2001 and 2000, respectively.

EMCORE also provides service for its products. Revenue from time and materials based service arrangements is recognized as the service is performed. Revenue from service contracts is recognized ratably over the term of such service contracts. Service revenue is insignificant for all periods presented.

In rare occurrences, at the customer's written request, EMCORE enters into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. EMCORE recognizes revenues associated with the sale of product from bill and hold arrangements when the product is complete, ready to ship, and all bill and hold criteria have been met.

EMCORE accounts for shipping and handling under the provision of EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". This EITF requires that all amounts billed to a customer in a sales transaction related to shipping and handling be classified as revenues. The related costs associated with shipping and handling are included as a component of cost of revenues.

Use of Estimates.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. EMCORE's most significant estimates relate to accounts receivable allowances, inventory valuation reserves, the valuation of goodwill, intangibles and other long-lived assets, warranty accruals and revenue recognition when utilizing the percentage-of-completion method.

Comprehensive Income.
SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statement that is displayed with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available for sale marketable securities and foreign currency translation adjustments and is presented in the consolidated statements of shareholders' equity.

Currency Translation.
Assets and liabilities of EMCORE's Taiwan operations are translated from Taiwanese new dollars into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Resulting translation adjustments are reflected in shareholders' equity as a component of comprehensive income or loss.

Recent Financial Accounting Pronouncements.
In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations and costs associated with the retirement of tangible long-lived assets. EMCORE is required to implement SFAS No. 143 in fiscal year 2003. Although EMCORE currently is still evaluating the impact that the adoption of SFAS No. 143 will have on its results of operations, financial position and cash flows, management believes that adopting this statement will not have a material impact on the financial position, results of operations or cash flows of EMCORE.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 and establishes accounting and reporting standards for long-lived assets to be disposed of by sale. This standard applies to all long-lived assets, including discontinued operations. SFAS No. 144 requires that those assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity that will be eliminated from the ongoing operations of the entity in a disposal transaction. EMCORE is required to implement SFAS No. 144 in fiscal year 2003. Although EMCORE currently is still evaluating the impact that the adoption of SFAS No. 144 will have on its results of operations, financial position and cash flow, management believes that adopting this statement will not have a material impact on the financial position, results of operations or cash flows of EMCORE.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing October 1, 2002, EMCORE is classifying debt extinguishment costs within income from operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. Management believes that adopting this statement will not have a material impact on the financial position, results of operations or cash flows of EMCORE.


NOTE 3.  Earnings (Loss) Per Share

EMCORE accounts for earnings (loss) per share under the provision of SFAS No. 128 "Earnings Per Share". Basic earnings (loss) per share is calculated by dividing net earnings (loss) applicable to common stock by the weighted average number of common stock shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if EMCORE's outstanding stock options were exercised (calculated using the treasury stock method). The effect of outstanding common stock purchase options and warrants, the convertible preferred stock and the convertible subordinated notes have been excluded from the diluted earnings per share calculation since the effect of such securities is anti-dilutive. The following table lists the number of shares used in the earnings per share calculations.

                                                                      For the fiscal years ended September 30,
                                                                      ----------------------------------------
(in thousands, except per share data)                                     2002          2001          2000
                                                                          ----          ----          ----

Loss before cumulative effect of a change in accounting
  principle.....................................................       ($129,761)      ($8,642)     ($25,485)
     Cumulative effect of a change in accounting principle......               -        (3,646)            -
                                                                      -----------------------------------------
Net loss........................................................        (129,761)      (12,288)      (25,485)

     Preferred stock dividends..................................               -             -            83
     Periodic accretion of preferred stock to redemption value..               -             -            40
                                                                      -----------------------------------------

Net loss attributable to common shareholders.....................      ($129,761)     ($12,288)     ($25,608)
                                                                      ============= ============= =============

---------------------------------------------------------------------------------------------------------------
Weighted average of outstanding common shares - basic and
  diluted........................................................         36,539        34,438        31,156
---------------------------------------------------------------------------------------------------------------
Loss per basic and diluted share before cumulative effect of a
  change in accounting principle.................................         ($3.55)       ($0.25)       ($0.82)

Loss per basic and diluted share - Cumulative effect of a change
  in accounting principle........................................              -        ($0.11)            -
                                                                      -----------------------------------------

Net loss per basic and diluted
  share..........................................................         ($3.55)       ($0.36)       ($0.82)
                                                                      ============= ============= =============

NOTE 4.  Acquisitions and Divestitures

In January 2001, EMCORE purchased ASI/TSI both located in Albuquerque, New Mexico. These two companies provide engineering support and analytical services in the form of performance analysis, failure analysis, cross sectioning and parts qualification to a wide array of high technology companies. The total consideration for these two companies was approximately $4.0 million, which was paid in both cash and EMCORE's common stock. The acquisition was recorded using the purchase method of accounting. EMCORE allocated approximately $3.1 million to goodwill and the remaining purchase price was primarily allocated to fixed assets. In May 2002, EMCORE sold ASI/TSI back to the original owners. ASI/TSI will continue to provide engineering support and analytical services to EMCORE. The total consideration received for these two companies was approximately $3.0 million in the form of a six-year promissory note with an interest rate of 5.71% per annum. Total consideration approximated net book value at the time of the sale resulting in no material gain or loss from this sale. Principal and interest payments owed to EMCORE are payable as credits for services provided by the companies. To the extent these credits are not used in a particular year, they expire, except for a small portion that carryforward.

In March 2002, EMCORE acquired certain assets of Tecstar. This acquisition vertically integrated all aspects of satellite solar panel construction within EMCORE and enables EMCORE to further penetrate the satellite communications market. The total cash purchase price, including related acquisitions costs, was approximately $25.1 million. The results of operations from this acquisition have been included in EMCORE's consolidated results of operations from the acquisition closing date. Revenues associated with the Tecstar acquisition approximated $10.3 million in fiscal 2002. The purchase price allocation was as follows:

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
                                                             =======

NOTE 5.   Impairment and Restructuring Charges

During fiscal 2002, EMCORE recorded pre-tax charges to income totaling $51.2 million, which included impairment and restructuring charges of $36.7 million and other charges of $14.5 million, as described below.

Restructuring Charges
During fiscal 2002, EMCORE proceeded with a restructuring program, consisting of the realignment of all engineering, manufacturing and sales/marketing operations, as well as workforce reductions. Included in the provision for restructuring and impairment charges were severance and fringe benefit charges of $1.9 million related to employee termination costs for 330 employees. The workforce was reduced in both of EMCORE's business segments, all of which were entitled to termination benefits. Of the severance charges recorded in the second quarter, $1.1 million related to EMCORE's systems-related business segment and $0.8 million related to the materials-related business segment.

Headcount at September 30, 2002 was 558 employees, a reduction of 309 employees, or 36%, since September 2001. Management does not believe that the restructuring will have a material impact on future revenues. As of September 30, 2002, substantially all cash outlays for the employee termination costs have been paid.

Impairment Charges
During the second quarter of fiscal year 2002, EMCORE recorded $34.8 million of non-cash impairment charges related to its fixed assets. Of this charge, $11.3 million related to certain manufacturing assets that are to be disposed. Management has committed to a plan to dispose of these assets, through either abandonment or sale. Such decision was made based upon the continued downturn in the economic environment that affected certain business units causing these manufacturing assets to become idle. EMCORE expects to complete its disposal of these assets by mid fiscal 2003. The carrying value of these assets before write-down to net realizable value was $11.5 million.

The remainder of the impairment charge related principally to EMCORE's Electronic Materials and Devices and Optical Devices and Components groups. During the past two years, EMCORE had completed new facilities for these businesses in anticipation of expanding market prospects. Business forecasts updated in the second quarter indicated significantly diminished prospects for these units, primarily based on the downturn in the telecommunications industry. As a result of these circumstances, management determined that the long-lived assets of these groups should be assessed for impairment. Based on the outcome of this assessment, pursuant to SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", EMCORE recorded a $23.5 million non-cash asset impairment charge to fixed assets in the second quarter of 2002. This entire charge related to the materials-related segment. The fair values of the assets were determined based upon a calculation of the present value of the expected future cash flows to be generated by these facilities.

Of the impairment charges recorded in the second quarter, $4.0 million related to EMCORE's systems-related business segment and $30.8 million related to the materials-related business segment.


Other Charges
During the second quarter of fiscal year 2002, EMCORE recorded a $11.9 million charge to cost of revenues, of which $4.2 million related to EMCORE's systems business segment and $7.7 million related to the materials business segment. Consistent with the downturn in the markets served by EMCORE, management evaluated its inventory levels in light of actual and forecasted revenue. The inventory charge related to reserves for excess inventory that EMCORE believed it was carrying as a result of the market conditions. EMCORE will continue to monitor its reserves. Included in selling, general, and administrative expense was a $2.6 million charge related to a loss provision for accounts receivable for customers whose current financial condition and payment history indicate payment is doubtful.


NOTE 6.  Joint Ventures

GELcore
In January 1999, General Electric Lighting and EMCORE formed GELcore, a joint venture to develop and market HB-LED lighting products. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. Under the terms of the joint venture agreement, EMCORE has a 49% non-controlling interest in the GELcore venture and accounts for its investment under the equity method of accounting. In fiscal 2002 and 2001, EMCORE contributed approximately $2.0 million and $3.9 million, respectively, to the joint venture. For the years ended September 30, 2002, 2001, and 2000, EMCORE recognized a loss of $2.7 million, $4.9 million and $5.5 million, respectively, related to this joint venture which was been recorded as a component of other income and expense. As of September 30, 2002 and 2001, EMCORE's net investment in this joint venture amounted to approximately $8.5 million and $9.2 million, respectively.


Uniroyal Optoelectronics
In March 1997, EMCORE and a subsidiary of Uniroyal Technology Corporation formed Uniroyal Optoelectronics LLC (UOE), a joint venture, to manufacture, sell and distribute HB-LED wafers and package-ready devices. Under the terms of the joint venture agreement, EMCORE had a 49% non-controlling interest in this joint venture and accounted for its investment under the equity method of accounting. For the year ended September 30, 2001, EMCORE contributed $2.4 million to the joint venture. For the years ended September 30, 2001, and 2000, EMCORE recognized a loss of $7.4 million and $7.8 million, respectively, related to this joint venture which has been recorded as a component of other income and expense.

In August 2001, EMCORE sold its minority ownership position in the UOE joint venture to UTCI in exchange for approximately 2.0 million shares of UTCI common stock. EMCORE's cost basis in the UTCI stock was $7.10 per share or approximately $14.0 million. EMCORE recorded a net gain on the disposition of its interest in UOE of $10.0 million in the fourth quarter of fiscal year 2001. The gain was recorded as a component of other income and expense. EMCORE's reported net loss for the year ended September 30, 2001 and 2000 would have been reduced by approximately $9.0 million each year if the disposition had occurred on the first day of each respective period. For the year ended September 30, 2001, the reduction in net loss was comprised of a reduction in equity in losses of unconsolidated affiliates of $7.4 million and the recognition of $1.6 million in deferred gross profit on sales of equipment to the joint venture. For the year ended September 30, 2000, the reduction in net loss was comprised of a reduction in equity in losses of unconsolidated affiliates of $7.8 million and the recognition of $1.2 million in deferred gross profit on sales of equipment to the joint venture. The pro forma statements of operations figures above do not include the approximate gain on sale of $10.0 million.

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

In the quarter ended December 31, 2001, management determined that an other-than-temporary impairment of the UTCI investment existed. Accordingly, EMCORE took a charge of $13.3 million to establish a new cost basis, which was recorded as other expense in the consolidation statement of operations. In August 2002, UTCI filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Given this event, EMCORE wrote down its remaining investment in UTCI to zero. The total loss associated with the UTCI investment totaled $14.0 million in fiscal 2002.

NOTE 7.  Balance Sheet Data

o    Inventories

     The components of inventories consisted of the following:


                          (in thousands)                  As of September 30,
                                                     ---------------------------
                                                         2002            2001
                                                     --------------  -----------

              Raw materials.......................       $19,926        $32,795
              Work-in-process.....................         8,706         10,161
              Finished goods......................         2,395          4,426
                                                     --------------  -----------

                    Total.........................       $31,027        $47,382
                                                     ==============  ===========

     During the second quarter of fiscal 2002, EMCORE recorded a $11.9 million inventory charge related to reserves for excess raw material and finished goods inventory that EMCORE believed it was carrying as a result of market conditions; see footnote 5.


o    Property, Plant and Equipment

     Major classes of property and equipment and their estimated useful lives are summarized below:

    (in thousands)                                               As of September 30,
                                          Estimated        ----------------------------
                                         Useful Lives          2002            2001
                                        ---------------    --------------  -------------
Land..................................         -               2,502          $2,502
Building and improvements.............     15-40 years        60,777          62,911
Equipment.............................      3-5 years         69,223          77,915
Furniture and fixtures................       5 years           4,843          10,969
Leasehold improvements................       5 years           1,729           3,937
Construction in progress..............         -               1,094          27,268
Property and equipment
  Under capital lease.................       5 years             429             285
                                                           --------------  -------------
                                                             140,597         185,787
Less: accumulated depreciation and
        amortization..................                       (39,295)        (42,564)
                                                           --------------  -------------

                 Total                                       $101,302       $143,223
                                                           ==============  =============

     During the second quarter of fiscal 2002, EMCORE recorded $34.8 million of non-cash impairment charges related to its fixed assets. Of this charge, $11.3 million related to certain manufacturing assets to be disposed of; see footnote 5.

     At September 30, 2002, minimum future lease payments due under the capital leases are as follows:


              (in thousands)
              Period ending:
                       September 30, 2003..............           $85
                       September 30, 2004..............            55
                       September 30, 2005..............            25
                       September 30, 2006..............            12
                       September 30, 2007..............             8
                                                           ----------

              Total minimum lease payments............            185

              Less: amount representing interest......             17
                                                           ----------

              Net minimum lease payments..............            168

              Less:  current portion...................            81
                                                           ----------

              Long-term portion........................           $87
                                                           ==========

     Depreciation expense on owned property and equipment amounted to approximately $16.3 million, $17.1 million and $8.0 million for fiscal 2002, 2001 and 2000, respectively. Accumulated amortization on assets accounted under capital leases amounted to approximately $0.3 million and $0.2 million as of September 30, 2002 and 2001, respectively.

     Included in equipment are 23 systems and 34 systems with a combined net book value of approximately $26.5 million and $24.8 million at September 30, 2002 and 2001, respectively. Such systems are utilized for the production of compound semiconductor wafers and package-ready devices for sale to third parties, systems demonstration purposes, system sales support, in-house materials applications, internal research and contract research funded by third parties.


o    Accrued Expenses

     Accrued expenses consisted of the following:

            (in thousands)                               As of September 30,
                                              --------------------------------
                                                         2002           2001
                                              --------------------------------

Salary and other compensation costs..........           $4,392         $5,520
Interest.....................................            3,281          3,500
Warranty.....................................            2,134          1,254
Other........................................            3,068          3,259
                                              -------------------------------

                    Total                              $12,875        $13,533
                                              ===============================

NOTE 8.  Debt Facilities

Convertible Subordinated Notes
------------------------------

In May 2001, EMCORE issued $175.0 million aggregate principal amount of its 5% convertible subordinated notes due in May 2006. Net proceeds received by EMCORE, after costs of issuance, were approximately $168.8 million. Interest is payable in arrears semiannually on May 15 and November 15 of each year, which began on November 15, 2001. The notes are convertible into EMCORE common stock at a conversion price of $48.76 per share, subject to certain adjustments, at the option of the holder. The notes may be redeemed at EMCORE's option, on or after May 20, 2004 at specific redemption prices. There are no financial covenants related to these notes. For the years ended September 30, 2002 and 2001, interest expense relating to the notes approximated $8.8 million and $3.5 million, respectively. In the event of default, the principal amount of the notes would automatically become immediately due and payable. Each of the following would constitute an event of default under the notes:

     o failure to pay principal or premium, if any, on any note when due, whether or not prohibited by the subordination provision of the notes;
     o failure to pay any interest on any note when due if such failure continues for 30 days, whether or not prohibited by the subordination provision of the notes;
     o failure to perform any other covenant required of us in the note if such failure continues for 60 days after notice is given in accordance with the notes;
     o failure to pay the purchase price of any note when due, whether or not prohibited by the subordination provisions of the notes;
     o    failure to provide timely notice of a change in control; and
     o    certain event in bankruptcy, insolvency or reorganization of EMCORE.

After any such acceleration, but before a judgement or decree based on acceleration, the holders of a majority in aggregate principal amount of the notes may, under certain circumstances, rescind and annul such acceleration.

In May 2002, the Board of Directors authorized EMCORE from time to time to repurchase notes in one or more open market transactions, in accordance with certain guidelines established by the Board; see footnote 17.


Bank Loans
----------
In March 2001, EMCORE entered into a $20.0 million Amended and Restated Revolving Loan and Security Agreement with a bank. There have been no borrowings under this facility since inception and management had no plans to use this facility. EMCORE canceled this facility in May 2002.


NOTE 9.  Commitments and Contingencies

EMCORE leases certain facilities and equipment under non-cancelable operating leases. Facility and equipment rent expense under such leases amounted to approximately $1.1 million, $0.8 million and $0.9 million for the years ended September 30, 2002, 2001 and 2000, respectively. In January 2001, EMCORE purchased its 80,000 sq. ft Somerset, NJ manufacturing building for RF materials, MR sensors and MOCVD production systems.

Future minimum rental payments under EMCORE's non-cancelable operating leases with an initial or remaining term of one year or more as of September 30, 2002 are as follows:


    (in thousands)
    Period ending:                       Operating
    --------------                     ------------
    September 30, 2003                      $1,354
    September 30, 2004                       1,087
    September 30, 2005                         755
    September 30, 2006                         498
    September 30, 2007                         238
                                       ------------

     Total minimum lease payments           $3,932
                                       ============

In January 2001, EMCORE switched to a self-insurance medical and dental health plan for health care coverage of its employees. EMCORE's maximum self-insured exposure is $75,000 per claim with certain maximum aggregate policy limits per claim year. EMCORE has accrued amounts equal to the actuarially determined liabilities. The actuarial valuations are based on historical information along certain assumptions about future events. Changes in assumptions for such matters as medical costs and changes in actual experience could cause these estimates to change in the near team.

In April 2001, EMCORE entered into a settlement agreement with Rockwell Technologies, LLC which released us from any liability relating to our manufacture and past sales of epitaxial wafers, chips and devices under Rockwell's US Patent No. 4,368,098. EMCORE had adequate reserves recorded prior to the settlement agreement.

In March 2001, EMCORE recorded a net gain of $5.9 million related to the settlement of litigation. EMCORE is from time to time involved in litigation incidental to the conduct of its business. Management and its counsel believe that such pending litigation will not have a material adverse effect on EMCORE's results of operations, cash flows or financial condition.

In fiscal 2000, GELcore entered into a Recovery Loan Agreement (GELcore Credit Facility) with General Electric Canada, Inc., an affiliate of GE, which is the owner of a 51% controlling share of GELcore. The GELcore Credit Facility provides for borrowings of up to Can$7.5 million (US$ 4.7 million at September 30, 2002) at a rate of interest based on prevailing Canadian interest rates. Amounts outstanding under the GELcore Cerdit Facility are payable on demand, and the GELcore Credit Facility expires in August 2003. EMCORE has guaranteed 49% (i.e. its proportionate share) of GELcore's obligations under the GELcore Credit Facility. As of September 30, 2002, US$ 2.1 million was outstanding under the GELcore Credit Facility.


NOTE 10.  Income Taxes

EMCORE accounts for its income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The principal differences between the U.S. statutory and effective income tax rates were as follows:

                                                       For the years ended September 30,
                                                       ---------------------------------
                                                     2002           2001            2000
                                                 -------------  -------------   -------------
US statutory income tax benefit rate.............     (34.0)%        (34.0)%         (34.0)%
State rate, net of federal benefit...............      (5.9)%         (5.9)%          (5.9)%
Change in valuation allowance....................      39.9%          35.0%           33.9%
Non-deductible amortization......................          -           4.8%            6.0%
Other............................................          -           0.1%               -
                                                 -------------  -------------   -------------
          Effective tax rate.....................          -              -               -
                                                 =============  =============   =============

As a result of its losses, EMCORE did not incur any income tax expense during the years ended September 30, 2002, 2001 and 2000. The components of EMCORE's net deferred taxes were as follows:

  (in thousands)                                                   For the years ended September 30,
                                                                   ---------------------------------
Deferred tax assets:                                                   2002                 2001
                                                                   -------------        ------------
     Federal net operating loss carryforwards....................     $41,857             $21,096
     Research credit carryforwards (state and federal)...........       3,850               3,293
     Inventory reserves..........................................       6,401                 369
     Accounts receivable reserves................................       1,138                 387
     Fixed assets................................................      11,104                   -
     Accrued warranty reserve....................................         725                 426
     State net operating loss carryforwards......................       8,127               3,179
     Investment writedown.......................................        4,766                   -
     Other.......................................................       1,621                 828
     Valuation reserve - federal.................................     (61,702)            (19,243)
     Valuation reserve - state...................................     (17,429)             (5,208)
                                                                   -------------        ------------
               Total deferred tax assets.........................         458               5,127

Deferred tax liabilities:
     Fixed assets and intangibles................................        (458)             (5,127)
                                                                   -------------        ------------

                            Net deferred taxes...................  $         -          $       -
                                                                   =============        ============

EMCORE has established a valuation reserve as it has not determined that it is "more likely than not" that the net deferred tax asset is realizable, based upon EMCORE's past earnings history.

As of September 30, 2002, EMCORE had net operating loss (NOL) carryforwards for tax purposes of approximately $212.0 million that expire in the years 2003 through 2022. In fiscal 2002, $1.7 million of NOL carryforwards expired and approximately $0.6 million are due to expire in fiscal 2003. As of September 30, 2002, EMCORE had federal research credit carryovers for tax purposes of approximately $1.2 million that expire in the years 2003 through 2022. EMCORE believes that the consummation of certain equity transactions and a significant change in the ownership during fiscal years 1995, 1998 and 1999 have constituted a change in control under Section 382 of the Internal Revenue Code (IRC). Due to the change in control, EMCORE's ability to use its federal NOL carryovers and federal research credit carryovers to offset future income and income taxes, respectively, are subject to annual limitations under IRC Sections 382 and 383.

In fiscal 2002, the Business Tax Reform Act was passed in the State of New Jersey. This legislation is effective for tax years beginning on or after January 1, 2002. Key provisions include:

     o Taxpayers would pay an "Alternative Minimum Assessment" ("AMA"), which would be based upon either New Jersey Gross Receipts at a rate of .003 or New Jersey Gross Profits at a rate of .006, if the AMA exceeds the tax based on net income. An election must be made in the first year to use either the Gross Profits method or Gross Receipts method and must be kept in place for five years; at which time the election may be changed.

     o Net operating losses would be suspended for calendar years 2002 and 2003; the carryover period of expiring NOLs would be extended for two years.

     o Research and experimental deductions currently allowed would be limited.

     o    Nexus   definitions  would  be  extended  to  require  filing  by  any corporation deriving income from New Jersey sources.

     o All non-business income earned by corporations based in New Jersey that is not taxed elsewhere would be subject to New Jersey tax and sourced to New Jersey.

EMCORE is evaluating the impact that this legislation will have on its results of operations, financial position and cash flow.

NOTE 11.  Shareholders' Equity

Preferred Stock: EMCORE's certificate of incorporation authorizes the Board of Directors to issue up to 5,882,352 shares of preferred stock of EMCORE upon such terms and conditions having such rights, privileges and preferences as the Board of Directors may determine.

Public Offerings: On June 15, 1999, EMCORE completed the issuance of an additional 6.0 million common stock shares through a public offering, which resulted in proceeds of $52.0 million, net of issuance costs of $5.0 million. On January 19, 2000, EMCORE filed a shelf registration statement (Shelf
Registration Statement) with the SEC to offer from time to time up to 4.0 million shares of common stock. The Shelf Registration Statement became effective on February 4, 2000. On March 1, 2000, EMCORE completed the issuance of 2.0 million common stock shares under the Shelf Registration Statement that resulted in proceeds of $127.5 million, net of issuance costs of $8.5 million. A portion of the proceeds was used to repay all outstanding bank indebtedness.

Common Stock: In February 1999, an amendment to the certificate of incorporation increased the number of no par value common stock shares that EMCORE is authorized to issue to 50 million shares. The certificate of incorporation was amended, effective December 22, 2000, to effect a two-for-one (2:1) split of the common stock. As a result, as of the effective date of the amendment, the certificate of incorporation authorizes EMCORE to issue up to 100 million shares of common stock, with no par value. The amendment did not change the number of authorized shares or other provisions relating to the preferred stock. All references in these financial statements to common stock and per share data have been adjusted to reflect the common stock split that was effective on September 18, 2000.

Future Issuances: At September 30, 2002, EMCORE has reserved a total of 7,405,830 shares of its common stock for future issuances as follows:

                                                                                 Number of shares
                                                                                 ----------------
For exercise of outstanding warrants to purchase common stock                          487,029
For exercise of outstanding common stock options                                     5,006,588
For future common stock option awards                                                1,477,026
For future issuances to employees under the Employee Stock Purchase Plan               435,187
                                                                                --------------------
                                Total reserved                                       7,405,830
                                                                                ====================


NOTE 12.  Stock Options and Warrants

All share amounts have been restated to reflect EMCORE's two-for-one (2:1) common stock split that was effective on September 18, 2000.

Stock Option Plans. EMCORE maintains two incentive stock option plans: the 2000 Stock Option Plan (2000 Plan) and the 1995 Incentive and Non Statutory Stock Option Plan (1995 Plan and, together with the 2000 Plan, the Option Plans). The 1995 Plan authorizes the grant of options to purchase up to 2,744,118 shares of EMCORE's common stock, and as of September 30, 2002, no options were available for issuance thereunder. The 2000 Plan authorizes the grant of options to purchase up to 4,750,000 shares of EMCORE's common stock, and as of September 30, 2002, 1,477,026 options were available for issuance thereunder. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

During fiscal 2002, 3,140,800 options were granted pursuant to the 2000 Plan at exercise prices ranging from $7.86 to $12.30 per share.

Stock options generally vest over three to five years and are exercisable over a ten-year period. As of September 30, 2002, 2001 and 2000, options with respect to 2,493,083, 1,793,047 and 1,581,805 were exercisable, respectively.

The following table summarizes the activity under the Option Plans:

                                                                                   Weighted Average
                                                              Shares                Exercise Price
                                                              ------                --------------

    Outstanding as of September 30, 1999                     2,612,026                     5.30
         Granted                                             1,858,602                   $22.04
         Exercised                                            (506,256)                    4.36
         Cancelled                                            (193,696)                    8.01
                                                             ---------                   ------
    Outstanding as of September 30, 2000                     3,770,676                    13.54
         Granted                                               270,900                    36.87
         Exercised                                            (462,315)                    7.01
         Cancelled                                            (176,530)                   28.85
                                                             ---------                   ------
    Outstanding as of September 30, 2001                     3,402,731                    15.49
         Granted                                             3,156,782                     7.93
         Exercised                                            (133,441)                    7.25
         Cancelled                                          (1,419,484)                   12.52
                                                             ---------                   ------
    Outstanding as of September 30, 2002                     5,006,588                   $11.79
                                                             =========                   ======

At September 30, 2002, stock options outstanding were as follows:

                                       Weighted Average
                      Options              Remaining            Exercisable      Weighted Average
 Exercise Prices    Outstanding      Contractual Life (Years)     Options        Exercise Price
------------------------------------------------------------------------------------------------
       < $1             1,920               5.18                    1,920          $   0.23
  $1 < to <= $5       197,124               3.53                  184,204              2.03
  $5 < to <= $10    3,482,074               8.07                1,494,851              7.51
 $10 < to <= $20       67,680               8.10                   20,320             10.41
 $20 < to <= $30    1,039,290               7.66                  723,168             22.11
      > $30           218,500               7.96                   68,620             40.20
                    ---------                                   ---------
                    5,006,588                                   2,493,083
                    =========                                   =========

In connection with EMCORE's acquisition of MicroOptical Devices, Inc. (MODE) in December 1997, EMCORE assumed 402,000 common stock purchase options with exercise prices ranging from $0.21 to $0.30. The MODE options have a term of 10 years from the date of grant, with such options expiring at various dates through July 31, 2007. The options vest, with continued service, over a four-year period; 25% in year one and 75% equally over the remaining 36 months. As of September 30, 2002, there are 1,920 options outstanding at a weighted average exercise price of $0.23. The following table summarizes the activity of options assumed in the MODE acquisition:

                                                                                   Weighted Average
                                                                 Shares             Exercise Price
                                                                 ------             --------------
    Outstanding as of September 30, 1997                            --                     -
    Assumed in MODE acquisition                                401,956                    $0.25
         Exercised                                             (31,780)                    0.26
         Cancelled                                             (15,528)                    0.28
                                                              --------                    -----
    Outstanding as of September 30, 1998                       354,648                     0.25
         Exercised                                            (105,598)                    0.27
         Cancelled                                             (56,058)                    0.28
                                                              --------                    -----
    Outstanding as of September 30, 1999                       192,992                     0.23
         Exercised                                             (49,772)                    0.25
         Cancelled                                                (666)                    0.29
                                                              --------                    -----
    Outstanding as of September 30, 2000                       142,554                     0.23
         Exercised                                            (137,056)                    0.22
         Cancelled                                                   -                        -
                                                              --------                    -----
    Outstanding as of September 30, 2001                         5,498                     0.27
         Exercised                                              (3,578)                    0.30
         Cancelled                                                   -                        -
                                                              --------                    -----
    Outstanding as of September 30, 2002                         1,920                    $0.23
                                                              ========                    =====

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation". SFAS 123 establishes financial and reporting standards for stock based compensation plans. EMCORE has adopted the disclosure only provisions of this standard and has elected to continue to apply the provision of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had EMCORE elected to recognize compensation expense for stock options based on the fair value at the grant dates of awards, net loss and net loss per share would have been as follows:

               (in thousands)                    For the fiscal years ended September 30,
                                                 ----------------------------------------
                                                     2002           2001             2000
                                               -------------   -------------   -------------

Loss before cumulative effect of a change in
accounting principle:
     As reported                                   $129,761          $8,642         $25,485
     Pro forma                                     $134,759         $13,000         $29,843

Loss per basic and diluted share before
cumulative effect of a change in
accounting principle:
     As reported                                    ($3.55)         ($0.25)         ($0.82)
     Pro forma                                      ($3.69)         ($0.37)         ($0.96)

Net loss:
     As reported                                   $129,761         $12,288         $25,485
     Pro forma                                     $134,759         $16,646         $29,843

Net loss per basic and diluted share:
     As reported                                    ($3.55)         ($0.36)         ($0.82)
     Pro forma                                      ($3.69)         ($0.48)         ($0.96)

The weighted average fair value of EMCORE's stock options was calculated using Black-Scholes with the following weighted-average assumptions used for grants: no dividend yield; expected volatility of 112%, 104% and 100% for fiscal years 2002, 2001 and 2000, respectively; a risk-free interest rate of 2.6%, 3.9% and 5.9% for fiscal years 2002, 2001 and 2000, respectively; and expected lives of 5 years. The weighted average fair value of options granted during the years ended September 30, 2002, 2001 and 2000 were $7.14, $27.29 and $17.90 per share, respectively. Stock options granted by EMCORE prior to its initial public offering were valued using the minimum value method under SFAS No. 123.

On September 30, 2002, EMCORE offered to all employees holding options with an exercise price of at least $4.00 per share the opportunity to exchange certain outstanding options granted under the Option Plans for new options. On October 30, 2002, EMCORE accepted all 2,476,140 tendered options to purchase shares of common stock and canceled all such options. In accordance with the terms and subject to the conditions of the offer, employees have the right to receive new options equal to the number of options turned in, as adjusted for any future stock splits, stock dividends and similar events on or about May 1, 2003 with an exercise price equal to the closing sales price of EMCORE's common stock on the day granted. Vesting terms for the new options remain the same as the tendered options.

Warrants.

In October 2001, 822,256 warrants issued in connection with EMCORE's October 1996 debt guarantee were exercised at $5.10 per share totaling $4.2 million in proceeds. Set forth below is a summary of EMCORE's outstanding warrants at September 30, 2002:


  Underlying Security     Exercise Price      Warrants             Expiration Date
------------------------ ----------------- --------------- -------------------------------
Common Stock (1)              $5.69           455,494               June 17, 2003
Common Stock (2)              $2.16            14,796              August 21, 2006
Common Stock (3)           $15.16-31.18        16,739      March 5,2006 -September 1, 2006

     (1) issued in connection with EMCORE's June 1998 bank loan agreement.
     (2) issued in connection with EMCORE's December 1997 acquisition of MODE.
     (3) issued  in   connection   with   EMCORE's  IP  agreement   with  Sandia
         Laboratories.


NOTE 13.  Related Parties

In January 1999, EMCORE and General Electric Lighting formed GELcore, a joint venture to develop and market HB- LED lighting products. As of September 30, 2002 and 2001, EMCORE had an outstanding receivable balance from GELcore totaling $0.5 million.

In March 1997, EMCORE and a subsidiary of UTCI formed UOE, a joint venture, to manufacture, sell and distribute HB-LED wafers and package-ready devices. In August 2001, EMCORE sold its minority ownership position in the UOE joint venture to UTCI in exchange for approximately 2.0 million shares of UTCI common stock. For the years ended September 30, 2002, 2001 and 2000, sales made to UOE amounted to approximately $1.1 million, $4.8 million and $3.9 million, respectively. As of September 30, 2002 and 2001, EMCORE had an outstanding receivable balance from UOE totaling $1.2 million. The balance at September 30, 2002 has been 100% reserved for since UTCI filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

In August 2001, EMCORE made a $5.0 million aggregate principal amount bridge loan to UTCI, the proceeds of which were to be used by UTCI for working capital and other corporate purposes. In November 2001, UTCI repaid the loan and accrued interest in cash.

In May 2002, EMCORE sold ASI/TSI back to one of its original owners. ASI/TSI will continue to provide engineering support and analytical services to EMCORE. The total consideration received for these two companies was approximately $3.0 million in the form of a six-year promissory note with an interest rate of 5.71% per annum, which is recorded within other assets. Principal and interest payments owed to EMCORE are payable as credits for services provided by the companies. To the extent these credits are not used in a particualr year, they expire, except for a small portion that carryforward.

During fiscal 2002, EMCORE invested approximately $0.4 million in Qusion, a Princeton, New Jersey start-up specializing in monolithic integration of optical components. EMCORE did not exercise significant influence over financial and operating policies, and the investment represents less than 20% of ownership, therefore, EMCORE accounted for this investment under the cost method of accounting. EMCORE's Chief Executive Officer was also a member of Qusion's Board of Directors and held options to purchase 50,000 shares of Qusion's common stock. During the later part of fiscal 2002, it was determined that significant additional investment would be required to continue development of Qusion's products. In September 2002, EMCORE and other investment partners determined they would no longer provide such additional funding. Consequently, Qusion decided to close the business. EMCORE purchased all of Qusion's intellectual property and wrote off its entire investment.

To market, sell, and service certain product in Japan and China, EMCORE relies on Hakuto Co., Ltd. for marketing, product distribution and service. Hakuto has exclusive distribution rights for certain systems-related products in China and Japan through March 2008. Hakuto has marketed and serviced EMCORE's products since 1988 via six branch offices and owns approximately 4% of EMCORE's common stock. Until he retired in 2002, the President of Hakuto had also been a member of EMCORE's Board of Directors since 1997. For the years ended September 30,

2002, 2001 and 2000, sales made through Hakuto amounted to approximately $2.5 million, $14.5 million and $16.2 million, respectively, which represents sales to several Japanese customers.

From time to time, prior to July 2002, EMCORE has lent money to certain of its executive officers and directors. Pursuant to due authorization from EMCORE's Board of Directors, EMCORE lent $3.0 million to the Chief Executive Officer
(CEO) in February 2001. The promissory note matures on February 22, 2006 and bears interest (compounded annually) at a rate of (a) 5.18% per annum through May 23, 2002 and (b) 4.99% from May 24, 2002 through maturity. All interest is payable at maturity. The note is partially secured by a pledge of shares of EMCORE's common stock. Accrued interest at September 30, 2002 totaled $250,000 and is recorded with the loan principal within other assets. In addition, the CEO repaid a loan in the principal amount of $215,000 in December 2001. This loan did not bear interest and was repaid through payment of a bonus by EMCORE to the CEO, in accordance with the terms of the loan. During fiscal 2002, the highest amount of the CEO's indebtedness to EMCORE was $3.3 million. In addition, pursuant to due authorization of the Company's Board of Directors, EMCORE lent $85,000 to the Chief Financial Officer (CFO) of EMCORE in December 1995. The promissory note executed by the CFO does not bear interest and provides for offset of the loan via bonuses payable to the CFO over a period of up to 25 years. The balance outstanding on the loan is currently $82,000, and no larger amount has been outstanding since the beginning of fiscal 2002.


NOTE 14.  Segment Data and Related Information

EMCORE has two reportable operating segments: the systems-related business and the materials-related business. The systems-related business is our TurboDisc(R) MOCVD product line, which designs, develops and manufactures systems and manufacturing processes. Revenues for the systems-related business are derived primarily from sales of TurboDisc systems, as well as spare parts, services and related products. The materials-related business is comprised of our Photovoltaics, Optical Devices and Components and Electronic Materials and Devices product lines. Revenues for the materials-related business are derived primarily from the sales of solar cell products (including epitaxial material
(epi), cells, covered interconnect solar cells (CICs) and panels), VCSELs and VCSEL-based transceiver and transponder modules, RF materials (including heterojunction bipolar transistors (HBTs) and enhancement-mode pseudomorphic high electron mobility transistors (pHEMTS)), MR sensors and process development technology. The segments reported are the segments of EMCORE for which separate financial information is available and are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

In fiscal 2002, EMCORE completed the installation of sophisticated accounting and manufacturing software, which assists management with the allocation of operating expenses by segment. For comparative purposes, management compiled fiscal 2001 operating expenses by segment for disclosure below. Fiscal 2000 results include only financial data relative to revenues and gross margin. Operating expenses in fiscal 2000 were not allocated between the two business segments. The accounting policies of the operating segments are the same as those described in the summary of accounting policies; see footnote 2. There are no intercompany sales transactions between the two operating segments.


                                             CONSOLIDATED
                                             ------------
STATEMENT OF OPERATIONS
                                     FY 2002     FY 2001     FY 2000
                                   ---------- ------------ -----------

Revenues..........................   $87,772     $184,614    $104,506
Cost of revenues..................    88,414      114,509      61,301
                                   -----------------------------------
          Gross profit (loss).....      (642)      70,105      43,205
          Gross margin............       0.7%       38.0%       41.3%

Operating expenses:
  Selling, general and
    administrative................    28,227       29,851      21,993
  Goodwill amortization...........         -        1,147       4,392
  Research and development........    40,970       53,391      32,689
  Impairment and restructuring....    36,721            -           -
                                    -----------------------------------
          Total operating
            expenses..............   105,918       84,389      59,074
                                    -----------------------------------

          Operating loss.......... ($106,560)    ($14,284)   ($15,869)


Unaudited information about reported segments is as follows:

                                               SYSTEMS-RELATED                   MATERIALS-RELATED
                                               ---------------                   -----------------
STATEMENT OF OPERATIONS
                                     FY 2002     FY 2001     FY 2000  |  FY 2002     FY 2001     FY 2000
                                    -----------------------------------------------------------------------

Revenues...........................   $35,878    $131,141    $65,788   | $51,894     $53,473     $38,718
Cost of revenues...................    25,650      72,725     37,775   |  62,764      41,784      23,526
                                    -----------------------------------------------------------------------
     Gross profit (loss)...........    10,228      58,416     28,013   | (10,870)     11,689      15,192
     Gross margin..................      28.5%       44.5%      42.6%   |  (20.9%)      21.9%       39.2%
                                                                       |
Operating expenses:                                                    |
  Selling, general and                                                 |
    administrative.................    15,534      15,748              |  12,693      14,103
  Goodwill amortization............         -           -              |       -       1,147
  Research and development.........    12,878      11,821              |  28,092      41,570
  Impairment and restructuring.....     5,085           -              |  31,636           -
                                    -----------------------------------------------------------------------
     Total operating expenses......    33,497      27,569              |  72,421      56,820
                                    -----------------------------------------------------------------------
          Operating income (loss)..  ($23,269)    $30,847              |($83,291)   ($45,131)

EMCORE's reportable operating segments are businesses that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products and services. The table below outlines EMCORE four different product lines:

(in thousands)
                                     FY 2002    % of       FY 2001    % of        FY 2000    % of
Product Revenue                                 revenue                revenue               revenue
-------------------------------------------------------------------------------------------------------
Systems-related................      $35,878     40.9%    $131,141      71.0%     $65,788     63.0%
Materials-related:
  Photovoltaics................       23,621     26.9%      20,206      10.9%      18,290     17.5%
  Optical Devices and
    Components.................        9,077     10.3%      13,606       7.4%       3,383      3.2%
    Electronic Materials and
      Devices..................       19,196     21.9%      19,661      10.7%      17,045     16.3%
                                   --------------------------------------------------------------------
          Total revenue........      $87,772    100.0%    $184,614     100.0%    $104,506    100.0%

EMCORE has generated a significant portion of its sales to customers outside the United States. In fiscal 2002, 2001 and 2000, international sales constituted 47.7%, 38.6% and 52.5%, respectively, of revenues. EMCORE anticipates that international sales will continue to account for a significant portion of revenues. Historically, EMCORE has received substantially all payments for products and services in U.S. dollars and therefore, EMCORE does not anticipate that fluctuations in any currency will have a material effect on its financial condition or results of operations.

The following chart contains a breakdown of EMCORE's consolidated revenues by geographic region.

                                           For the fiscal years ended September 30,
-----------------------------------------------------------------------------------------------------------
        Region                  2002                     2001                        2000
-----------------------------------------------------------------------------------------------------------
(in thousands)             Revenue  % of revenue        Revenue  % of revenue       Revenue  % of revenue
  North America            $58,844        67%           $96,551       52%           $64,174       62%
  Asia                      15,268        17%            76,848       42%            34,656       33%
  Europe                    13,660        16%            11,215        6%             5,676        5%
-----------------------------------------------------------------------------------------------------------
          TOTAL            $87,772       100%          $184,614      100%          $104,506      100%
                           =======       ====          ========      ====          ========      ====

All long-lived assets are located in the North America region. Significant sales in the Asia region are predominately made in Japan and Taiwan. Sales to customers that accounted for at least 10% of total EMCORE revenues are outlined below. In fiscal year 2001, no individual customer had sales equal to or in excess of 10% of total fiscal year revenues.


                          For the fiscal years ended September 30,
                          ----------------------------------------
                          2002             2001              2000
                          ----             ----              ----
Customer A                 -                 -              15.5%
-----------------------------------------------------------------------
Customer B                 -                 -              12.5%
-----------------------------------------------------------------------
Customer C                 -                 -              14.0%
-----------------------------------------------------------------------
Customer D               12.9%               -                -
-----------------------------------------------------------------------


NOTE 15.  Employee Benefits

EMCORE has a savings plan (Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions are made in EMCORE's common stock. For the years ended September 30, 2002, 2001 and 2000, EMCORE contributed approximately $714,000, $830,000 and $527,000, respectively, in common stock, to the Savings Plan.

EMCORE adopted an Employee Stock Purchase Plan (Purchase Plan) in fiscal 2000. The Purchase Plan provides employees of EMCORE with an opportunity to purchase common stock through payroll deductions. The purchase price is set at 85% of the lower of the fair market value of common stock at the beginning of the participation period, the first Trading Day on or after January 1st, or at the end of the participation period, the last Trading Day on or before December 31st of such year. Contributions are limited to 10% of an employee's compensation. The participation periods have a 12-month duration, with new participation periods beginning in January of each year. The Board of Directors has reserved 500,000 shares of common stock for issuance under the Purchase Plan. In January 2002, 48,279 shares of common stock were purchased under the fiscal 2001 Purchase Plan. In January 2001, 16,534 shares of common stock were purchased under the fiscal 2000 Purchase Plan.

NOTE 16.  Quarterly Financial Data (Unaudited)

------------------------------------- ---------- ---------- ---------- ---------- ---------- ---------- --------- ----------
(in thousands)                        Dec. 31,   Mar. 31,   Jun. 30,   Sept.      Dec. 31,   Mar. 31,   June       Sept.
                                        2000       2001       2001     30, 2001     2001       2002     30, 2002  30, 2002
                                      ---------- ---------- ---------- ---------- ---------- ---------- --------- ----------
Revenues............................    $39,090    $44,825    $52,652    $48,047    $19,137    $23,078   $20,275    $25,282
Cost of revenues....................     23,352     28,049     30,626     32,482     16,592     32,208    17,748     21,866
                                      --------------------------------------------------------------------------------------
          Gross profit (loss).......     15,738     16,776     22,026     15,565      2,545     (9,130)    2,527      3,416

Operating expenses:
  Selling, general & administrative.      6,983      7,552      7,096      8,220      6,998      9,483     6,522      5,224
  Goodwill amortization.............        734        103        155        155          -          -         -          -
  Research & development............     13,179     11,998     13,889     14,325     11,947     11,625     9,398      8,000
  Impairment and restructuring......          -          -          -          -          -     35,939         -        782
                                      --------------------------------------------------------------------------------------
          Total operating expenses..     20,896     19,653     21,140     22,700     18,945     57,047    15,920     14,006
                                      --------------------------------------------------------------------------------------

            Operating income (loss).     (5,158)    (2,877)       886     (7,135)   (16,400)   (66,177)  (13,393)   (10,590)

Interest expense (income), net......     (1,492)      (794)       (68)       306        928      1,682     1,761      1,736
Other (income) expense..............          -     (5,890)         -    (10,030)    13,262          -         -      1,126
Equity in net loss of
  unconsolidated affiliates.........      4,132      3,668      2,725      1,801        377        851       769        709
                                      --------------------------------------------------------------------------------------
          Total other expenses/
            (income)................      2,640     (3,016)     2,657     (7,923)    14,567      2,533     2,530      3,571
                                      --------------------------------------------------------------------------------------

          Income (loss) before
            cumulative effect of a
            change in accounting
            principle...............     (7,798)       139     (1,771)       788    (30,967)   (68,710)  (15,923)   (14,161)

Cumulative effect of a change in
  accounting principle..............     (3,646)       ---        ---        ---        ---        ---       ---        ---
                                      --------------------------------------------------------------------------------------

           Net income (loss)........   ($11,444)      $139    ($1,771)      $788   ($30,967)  ($68,710) ($15,923)  ($14,161)
                                      ======================================================================================

Effective October 1, 2000, EMCORE changed its revenue recognition policy to defer the portion of revenue related to installation and final acceptance until such installation and final acceptance are completed. This change was made in accordance with the implementation of SAB 101. Since EMCORE had historically completed such installation services successfully which required minimal costs to complete, EMCORE previously recognized 100% of revenue for products upon shipment as the product specifications had been met and the title and risks and rewards of ownership had transferred to the customer. The effect of this change was reported as the cumulative effect of a change in accounting principle in fiscal 2001. This net effect reflects the deferral as of October 1, 2000 of $3.6 million of revenue and accrued installation expense previously recognized. EMCORE recognized the revenue included in the cumulative effect adjustment during fiscal 2001. The quarters ended December 31, 2000, March 31, 2001 and June 30, 2001 have been restated to reflect the adoption of SAB 101.


NOTE 17.  Subsequent Events

Joint Venture - In November 2002, EMCORE contributed an additional $1.9 million to GELcore.

Convertible Subordinated Notes - In December 2002, EMCORE purchased, in multiple transactions, $13.3 million principal amount of the notes at prevailing market prices, for an aggregate of approximately $6.4 million. As a result of the transaction, EMCORE will record a gain from operations of approximately $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million. In accordance with the provision of SFAS No. 145, EMCORE will record gains from early debt extinguishment within income from operations.

Acquisition - On December 11, 2002, EMCORE acquired certain assets of privately-held Alvesta Corporation of Sunnyvale, California. Alvesta Corporation is an industry leader in the research and development of parallel optic transceivers for fiber optic communication networks. Alvesta pioneered four channel parallel optic transceivers for the Optical Internetworking Forum, 10G Fibre Channel, 10 Gigabit Ethernet and Infiniband applications. Alvesta's product revenues from sales of its four-channel products were approximately $5 million in 2001. The transaction included the acquisition of intellectual property and inventory. In addition, EMCORE hired Alvesta's key design team.

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Shareholders of EMCORE Corporation
Somerset, New Jersey

We have audited the accompanying consolidated balance sheets of EMCORE Corporation (the "Company") as of September 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of EMCORE's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EMCORE Corporation as of September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue to conform to the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".


/s/ DELOITTE & TOUCHE LLP
Parsippany, New Jersey
November 13, 2002
(Except Note 17, dated December 30, 2002)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item is incorporated herein by reference to EMCORE's 2002 Proxy Statement, which will be filed on or before January 28, 2003.

Item 11.  Executive Compensation

     The information required by this item is incorporated herein by reference to EMCORE's 2002 Proxy Statement, which will be filed on or before January 28, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to EMCORE's 2002 Proxy Statement, which will be filed on or before January 28, 2003.

Item 13.  Certain Relationships and Related Transactions

     The information required by this term is incorporated herein by reference to EMCORE's 2003 Proxy Statement, which will be filed on or before January 28, 2003.

Item 14.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures

     The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)  Changes in internal controls

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. Subsequent to the Evaluation Date, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

15(a)(1)  Financial Statements                                           Page
                                                                       Reference
                                                                       ---------

        Included in Part II, Item 8 of this report:

        Consolidated Statements of Operations for the years
           ended September 30, 2002, 2001 and 2000...........................52

        Consolidated Balance Sheets as of September 30, 2002 and 2001........53

        Consolidated Statements of Shareholders' Equity for the years ended
          September 30, 2002, 2001 and 2000..................................54

        Consolidated Statements of Cash Flows for the years ended
          September 30, 2002, 2001 and 2000..................................55

        Notes to Consolidated Financial Statements...........................57

        Independent Auditors' Report.........................................78

15(a)(2)  Financial Statement Schedule

        Located immediately following the certification pages of this report:

        Schedule II - Valuation and qualifying accounts and reserves

        Other schedules have been omitted since they are either not required or not applicable.


15(a)(4)  Exhibits


Exhibit No.                        Description

3.1 Restated Certificate of Incorporation, dated December 21, 2001 (incorporated by reference to Exhibit 3.1 the registrant's annual report on Form 10-K for the fiscal year ended September 30, 2000).

3.2 Amended By-Laws, as amended December 6, 2000 (incorporated by reference to Exhibit 3.2 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 2000).

4.1 Indenture, dated as of May 7, 2001, between the registrant and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2001).

4.2 Note, dated as of May 7, 2001, in the amount of $175,000,000 (incorporated by reference to Exhibit 4.2 to the registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2001).

10.1 Specimen certificate for shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 24, 1997).

10.2 Form of $11.375 (pre-split) Warrant (incorporated by reference to Exhibit 4.2 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 1998).

10.3 Registration Rights Agreement, dated November 30, 1998 by and between the registrant, Hakuto, UMI and UTC (incorporated by reference to Exhibit 10.16 to the registrant's annual report on Form 10-K for the fiscal year ended September 30, 1998).

10.4 Registration Rights Agreement, dated as of May 26, 1999, by and between EMCORE Corporation and GE Capital Equity Investments, Inc. (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-3 (File No. 333-71791) filed with the Commission on June 9,
                  1999).

10.5 Registration Rights Agreement, dated as of May 7, 2001, among EMCORE and the Credit Suisse First Boston Corporation, on behalf of the initial purchasers (incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2001).

10.6 Transaction Agreement dated January 20, 1999 between General Electric Company and the registrant (incorporated by reference to Exhibit 10.1 to EMCORE's filing on Form 10-Q/A, filed on May 17, 1999). Confidential treatment has been requested by EMCORE for portions of this document. Such portions are indicated by "[*]".

10.7 1995 Incentive and Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Amendment
                  No. 1 to the Registration Statement on Form S-1 filed on February 6, 1997).

10.8              1996  Amendment to Option Plan  (incorporated  by reference to
                  Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on February 6, 1997).

10.9 MicroOptical Devices 1996 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on February 6, 1998).

10.10             2000 Stock Option Plan  (incorporated  by reference to Exhibit
                  4.2 to the Registration Statement on Form S-8 filed on May 11,
                  2001).

10.11 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on May 18, 2000).

10.12 Transition Agreement and Release, dated as of March 29, 2002, between the registrant and Paul Rotella (incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002).

10.13 Severance Agreement and Release, dated as of April 18, 2002, between the registrant and Craig Farley (incorporated by reference to Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002).

10.14 Amended and Restated Note, dated as of May 23, 2002 between the registrant and Reuben F. Richards, Jr. (incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2002).

10.15 Amended and Restated Stock Pledge Agreement, dated as of May 23, 2002 between the registrant and Reuben F. Richards, Jr. (incorporated by reference to Exhibit 10.2 to the registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2002).

10.16 Membership Interest Purchase Agreement, dated as of August 2, 2001, by and among Uniroyal Technology Corporation, Uniroyal Compound Semiconductor, Inc., Uniroyal Optoelectronics, LLC and the registrant (incorporated by reference to Exhibit 2.1 to the registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2001.

21                Subsidiaries of the Registrant.*

23.1              Consent of Deloitte & Touche LLP.*

99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

________________
* Filed herewith


15 (b)    Reports on Form 8-K

     None.


                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 30, 2002.

                                        EMCORE CORPORATION


                                        BY    /S/   REUBEN F. RICHARDS, JR.
                                          -------------------------------------
                                          Name: Reuben F. Richards, Jr.
                                          TITLE: President and Chief Executive
                                                 Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities indicated, on December 30, 2002.

                      Signature                                       Title
                      ---------                                       -----
               /s/    THOMAS J. RUSSELL                Chairman of the Board and Director
---------------------------------------------------
                      Thomas J. Russell

               /s/    REUBEN F. RICHARDS, JR.          President, Chief Executive Officer and Director
---------------------------------------------------      (Principal Executive Officer)
                      Reuben F. Richards, Jr.

               /s/    THOMAS G. WERTHAN                Vice President, Chief Financial Officer
---------------------------------------------------      and Director (Principal Accounting and
                      Thomas G. Werthan                  Financial Officer)

               /s/    RICHARD A. STALL                 Director
---------------------------------------------------
                      Richard A. Stall

               /s/    ROBERT LOUIS-DREYFUS             Director
---------------------------------------------------
                      Robert Louis-Dreyfus

               /s/    CHARLES T. SCOTT                 Director
---------------------------------------------------
                      Charles T. Scott

               /s/    ROBERT BOGOLMONY                 Director
---------------------------------------------------
                      Robert Bogolmony

I, Reuben F. Richards, Jr., certify that:

1.  I have reviewed this annual report on Form 10-K of EMCORE Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   December 30, 2002                   /s/  REUBEN F. RICHARDS, JR.
                                            --------------------------------
                                            Reuben F. Richards, Jr.
                                            President and CEO

I, Thomas G. Werthan, certify that:

1.  I have reviewed this annual report on Form 10-K of EMCORE Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:   December 30, 2002               /s/ THOMAS G. WERTHAN
                                        ------------------------------
                                        Thomas G. Werthan
                                        Chief Financial Officer

                                                                     Schedule II




                                                          EMCORE CORPORATION
                                            Valuation and Qualifying Accounts and Reserves
                                         For the years ended September 30, 2002, 2001 and 2000



                                                                           Additions
                                                         Balance at        Charged to                         Balance at
                                                        Beginning of       Costs and         Write-offs         End of
Allowance for Doubtful Accounts                            Period           Expenses        (Deductions)        Period
----------------------------------------------------    --------------    -------------    ---------------    ------------
     For the year ended September 30, 2002                 $1,139,000       $3,086,000         ($878,000)      $3,347,000
     For the year ended September 30, 2001                 $1,065,000         $370,000         ($296,000)      $1,139,000
     For the year ended September 30, 2000                   $563,000         $780,000         ($278,000)      $1,065,000