Form 10-Q
period 2002-12-31
EMCORE CORP
filed 2003-02-14
CIK 808326

UNITED STATES
                       SECURITIES and EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002
                                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to
                                                ----    -----


                         Commission File Number: 0-22175



                               EMCORE Corporation
             (Exact name of registrant as specified in its charter)

        NEW JERSEY                                       22-2746503
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

The number of shares outstanding of the registrant's no par value common stock at February 7, 2003 was 36,944,615.

ITEM 1.  Financial Statements



                               EMCORE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended December 31, 2002 and 2001
                      (in thousands, except loss per share)
                                   (unaudited)



                                                                 Three Months Ended
                                                                     December 31,
                                                              --------------------------
                                                                  2002         2001
                                                              --------------------------
Revenues:
  Systems-related...................................             $13,842      $10,295
  Materials-related.................................               9,404        8,842
                                                               --------------------------
          Total revenues............................              23,246       19,137

Cost of revenues:
  Systems-related....................................              8,986        5,411
  Materials-related..................................             12,034       11,181
                                                              --------------------------
       Total cost of revenues........................             21,020       16,592
                                                              --------------------------
                Gross profit.........................              2,226        2,545

Operating expenses:
  Selling, general and administrative ...............              5,779        6,998
  Research and development...........................              3,606       11,947
  Gain from debt extinguishment......................             (6,614)           -
                                                              --------------------------
      Total operating expenses.......................              2,771       18,945
                                                              --------------------------
            Operating loss...........................               (545)     (16,400)

Other expenses:
  Interest expense, net..............................              1,781          928
  Other expense......................................                  -       13,262
  Equity in net loss of unconsolidated affiliate.....                571          377
                                                              --------------------------
     Total other expenses............................              2,352       14,567
                                                              --------------------------
           Net loss..................................            ($2,897)    ($30,967)
                                                              ==========================

Per Share Data:
Weighted average basic and diluted shares
outstanding used in per share calculations...........             36,781       36,234

Net loss per basic and diluted share.................             ($0.08)      ($0.85)
                                                              ==========================




The accompanying notes are an integral part of these consolidated financial statements.



                                                    EMCORE CORPORATION
                                                CONSOLIDATED BALANCE SHEETS
                                      As of December 31, 2002 and September 30, 2002
                                                      (in thousands)

                                                                                           As of               As of
                                                                                       December 31,        September 30,
                                      ASSETS                                                2002                2002
                                                                                     ---------------      ---------------
                                                                                        (unaudited)
Current assets:
  Cash and cash equivalents.......................................................               $27,103            $42,716
  Marketable securities...........................................................                46,833             41,465
  Accounts receivable, net........................................................                19,054             23,817
  Accounts receivable, related party..............................................                   506                518
  Inventories.....................................................................                27,497             31,027
  Other current assets............................................................                 1,071              1,188
                                                                                   -----------------------------------------
       Total current assets.......................................................               122,064            140,731

Property, plant and equipment, net................................................                97,611            101,302
Goodwill..........................................................................                20,384             20,384
Intangible assets, net............................................................                 3,080              3,042
Investments in unconsolidated affiliate...........................................                 9,871              8,482
Other assets, net.................................................................                11,387             12,002
                                                                                   -----------------------------------------

       Total assets...............................................................              $264,397           $285,943
                                                                                   =========================================

                       LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................                $7,209            $10,346
  Accrued expenses................................................................                11,030             12,875
  Advanced billings...............................................................                 4,830              5,604
  Capitalized lease obligation - current..........................................                    76                 81
                                                                                   -----------------------------------------
       Total current liabilities..................................................                23,145             28,906

Convertible subordinated notes....................................................               161,750            175,000
Capitalized lease obligation, net of current portion..............................                    71                 87
                                                                                   -----------------------------------------

       Total liabilities..........................................................               184,966            203,993


Commitments and contingencies.....................................................

Shareholders' equity:
   Preferred stock, $0.0001 par, 5,882,352 shares authorized, no shares
    outstanding...................................................................                     -                  -
   Common stock, no par value, 100,000,000 shares authorized, 36,928 shares issued and 36,908 outstanding at December 31, 2002; 36,772 shares issued and
    36,752 outstanding at September 30, 2002.....................................                334,400            334,051
   Accumulated deficit............................................................              (253,810)          (250,913)
   Accumulated other comprehensive loss...........................................                  (193)              (222)
   Shareholders' notes receivable.................................................                   (34)               (34)
   Treasury stock, at cost; 19 shares.............................................                  (932)              (932)
                                                                                   -----------------------------------------

       Total shareholders' equity.................................................                79,431             81,950
                                                                                   -----------------------------------------
       Total liabilities and shareholders' equity.................................              $264,397           $285,943
                                                                                   =========================================



The accompanying notes are an integral part of these consolidated financial statements.

                               EMCORE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended December 31, 2002 and 2001
                                 (in thousands)
                                   (unaudited)

                                                                                      Three Months Ended
                                                                                 ------------------------------
                                                                                      2002           2001
                                                                                 ------------------------------
Cash flows from operating activities:
Net loss........................................................................       ($2,897)      ($30,967)
                                                                                  ------------------------------
Adjustments to reconcile net loss to net cash used for operating activities:
   Depreciation and amortization.............................................            4,771          4,979
   Provision for doubtful accounts..............................................           150          (112)
   Equity in net loss of unconsolidated affiliate...............................           571            377
   Compensatory stock issuances.................................................           178            165
   Impairment of equity investment..............................................             -         13,262
   Reduction of note receivable.................................................           100
   Gain from debt extinguishment................................................        (6,614)             -
   Decrease (increase) in assets:
            Accounts receivable - trade.........................................          4,613          2,823
            Accounts receivable - related parties...............................             12            426
            Inventories.........................................................          3,530         (2,609)
            Other current assets................................................            117          1,097
            Other assets........................................................             61            400
Increase (decrease) in liabilities:
     Accounts payable...........................................................         (3,137)        (7,125)
     Accrued expenses...........................................................         (1,845)        (3,082)
     Advanced billings..........................................................           (774)            916
     Other......................................................................             26            (39)
                                                                                  ------------------------------
     Total adjustments..........................................................          1,759         11,478
                                                                                  ------------------------------
Net cash used for operating activities..........................................         (1,138)       (19,489)

Cash flows from investing activities:
------------------------------------
Purchase of property, plant, and equipment......................................           (414)        (3,197)
Investments in unconsolidated affiliate.........................................         (1,960)        (1,960)
Repayment of related-party loan.................................................              -          5,000
Business acquisition............................................................           (250)             -
Proceeds from sales of (investment in) marketable securities, net...............         (5,365)        18,287
                                                                                  ------------------------------
    Net cash (used for) provided by investing activities........................         (7,989)        18,130

Cash flows from financing activities:
-------------------------------------
Repurchase of convertible subordinated notes....................................         (6,636)             -
Payments on capital lease obligations...........................................            (21)           (17)
Proceeds from exercise of stock options and employee stock purchase plan........            171            769
Proceeds from exercise of stock purchase warrants...............................              -          4,194
                                                                                  ------------------------------
    Net cash (used for) provided by financing                                           (6,486)          4,946

Net (decrease) increase in cash and cash equivalents............................       (15,613)          3,587
                                                                                  ------------------------------

Cash and cash equivalents, beginning of period..................................        42,716          71,239
                                                                                  ------------------------------
Cash and cash equivalents, end of period........................................       $27,103         $74,826

                                                                                  ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
     Cash paid during the period for interest...................................         $4,447         $4,572

                                                                                  ==============================

The accompanying notes are an integral part of these consolidated financial statements.



                                    EMCORE CORPORATION
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended September 30, 2001 and 2002 and the three months ended December 31, 2002(unaudited)
                                     (in thousands)

                                                                               Accumulated
                                                                                  Other      Shareholders                Total
                                                        Common    Accumulated  Comprehensive      Notes    Treasury   Shareholders'
                                              Shares     Stock      Deficit    Income (Loss)   Receivable    Stock       Equity
                                             -------- ---------- ------------ -------------- -------------- -------- ---------------

Balance at September 30, 2000..............    33,972   $314,780   ($108,864)            $5        ($6,360)   ($239)     $199,322

 Net loss..................................                          (12,288)                                             (12,288)

Unrealized loss on marketable securities....                                         (8,085)                               (8,085)

Translation adjustment......................                                           (234)                                 (234)
                                                                                                                    ---------------
  Comprehensive loss........................                                                                               (20,607)

Issuance of common stock in connection
  with acquisitions.........................       41      1,840                                                             1,840

Stock option exercise.......................      438      3,248                                                             3,248

Stock purchase warrant exercise.............    1,111      5,509                                                             5,509

Compensatory stock issuances................       34      1,505                                                             1,505

Issuance of common stock - Employee Stock
    Purchase Plan...........................       17        677                                                               677

Treasury stock..............................      (16)                                                         (693)          (693)

Redemptions of shareholders' notes
   receivable................                                                                        6,326                   6,326
                                           -----------------------------------------------------------------------------------------

   Balance at September 30, 2001............   35,597    327,559    (121,152)        (8,314)           (34)    (932)       197,127

Net loss....................................                        (129,761)                                             (129,761)

Impairment of equity investment charged to
   expense..................................                                          8,421                                  8,421

Unrealized loss on marketable securities....                                           (308)                                  (308)

Translation adjustment......................                                            (21)                                   (21)
                                                                                                                     ---------------
     Comprehensive loss....................                                                                               (121,669)

Stock option exercise......................       159      1,023                                                             1,023

Stock purchase warrant exercise............       823      4,194                                                             4,194

Compensatory stock issuances...............       125        714                                                               714

Issuance of common stock - Employee
    Stock Purchase Plan....................        48        561                                                               561
                                           -----------------------------------------------------------------------------------------

   Balance at September 30, 2002...........    36,752    334,051    (250,913)          (222)           (34)    (932)        81,950

Net loss...................................                           2,897)                                               (2,897)

Unrealized gains on marketable
   securities..............................                                               3                                      3

Translation adjustment.....................                                              26                                     26
                                                                                                                     ---------------
   Comprehensive loss......................                                                                                 (2,868)

Compensatory stock issuances...............        67        178                                                               178

Issuance of common stock - Employee
    Stock Purchase Plan....................        89        171                                                               171

                                           -----------------------------------------------------------------------------------------

   Balance at December 31, 2002............    36,908   $334,400   ($253,810)         ($193)          ($34)   ($932)       $79,431




The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


NOTE 1. Interim Financial Information

The accompanying unaudited consolidated financial statements of EMCORE Corporation (EMCORE) reflect all adjustments considered necessary by management to present fairly EMCORE's consolidated financial position as of December 31, 2002, the consolidated results of operations for the three-month periods ended December 31, 2002 and 2001 and the consolidated cash flows for the three-month periods ended December 31, 2002 and 2001. All adjustments reflected in the accompanying financial statements are of a normal recurring nature unless otherwise noted. Certain prior period amounts have been reclassified to conform with the current period financial statement presentation. The results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of the results for the fiscal year ending September 30, 2003 or any future interim period.


NOTE 2. Segment Data and Related Information

EMCORE has two reportable operating segments: the systems-related business and the materials-related business. The systems-related business is our TurboDisc(R) MOCVD product line, which designs, develops and manufactures systems and manufacturing processes. Revenues for the systems-related business are derived primarily from sales of TurboDisc systems, as well as spare parts, services and related products. The materials-related business is comprised of our satellite communications, fiber-optic and wireless product lines. Revenues for the materials-related business are derived primarily from the sales of solar cell products including cells, covered interconnect solar cells (CICs) and panels, vertical cavity surface emitting lasers (VCSELs) and VCSEL-based transceiver and transponder modules, RF materials including heterojunction bipolar transistors
(HBTs) and enhancement-mode pseudomorphic high electron mobility transistors (pHEMTS), MR sensors and process development technology. The segments reported are the segments of EMCORE for which separate financial information is available and are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.


Unaudited information about reported segments is as follows:

(in thousands)                        Systems-     Materials-            |  Systems-    Materials-
STATEMENT OF OPERATIONS               related      related       TOTAL   |  related     related        TOTAL
                                                                         |
Three months ended                    Quarter 1    Quarter 1   Quarter 1 |  Quarter 1   Quarter 1    Quarter 1
December 31, 2002 & 2001               FY 2003      FY 2003     FY 2003  |   FY 2002     FY 2002     FY 2002
                                                                         |
Revenues............................   $13,842      $9,404      $23,246  |   $10,295     $8,842      $19,137
Cost of revenues....................     8,986      12,034       21,020  |     5,411     11,181       16,592
                                     -------------------------------------------------------------------------
     Gross profit (loss)............     4,856     (2,630)        2,226  |     4,884    (2,339)        2,545
     Gross margin...................     35.1%     (28.0%)         9.6%  |     47.4%    (26.5%)        13.3%
                                                                         |
Operating expenses:                                                      |
     Selling, general and                                                |
       administrative...............     2,359      3,420         5,779  |     4,750     2,248         6,998
     Research and development.......     1,332      2,274         3,606  |     3,880     8,067        11,947
     Gain from debt extinguishment..         -          -       (6,614)  |         -         -             -
                                     -------------------------------------------------------------------------
          Total operating expenses..     3,691      5,694         2,771  |     8,630    10,315        18,945
                                     -------------------------------------------------------------------------
                                                                         |
          Operating income (loss)...    $1,165   ($8,324)        ($545)  |  ($3,746) ($12,654)      ($16,400)

     The gain from debt extinguishment was not allocated between the two operating segments.

EMCORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reportable operating segments are each managed separately because they manufacture and distribute distinct products and services. The table below outlines EMCORE's four different product lines:

(in thousands)
Product Revenue
                                              Quarter 1      % of      Quarter 1     % of
Three months ended                             FY 2003      revenue     FY 2002     revenue
December 31, 2002 & 2001
Systems-related...........................     $13,842       59.6%      $10,295      53.8%
Materials-related:
     Photovoltaics........................       5,075       21.8%        1,829       9.6%
     Optical Devices and Components.......       2,286        9.8%        1,327       6.9%
     Electronic Materials and Devices.....       2,043        8.8%        5,686      29.7%
                                             -----------------------------------------------
          Total revenues..................     $23,246      100.0%      $19,137     100.0%

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

The following chart contains a breakdown of EMCORE's consolidated revenues by geographic region:


--------------------------------------------------------------------------------
(in thousands)


                                      Quarter 1              Quarter 1
Revenue by Geographic Region           FY 2003    % of        FY 2002    % of
Three months ended                               revenue                revenue
December 31, 2002 & 2001
--------------------------------------------------------------------------------
North America.....................    $10,594    45.6%       $12,988    67.8%
Asia..............................      7,179    30.9%         2,731    14.3%
Europe............................      5,473    23.5%         3,418    17.9%
                                    ---------- ---------- ----------- ----------
      Total revenues..............    $23,246   100.0%       $19,137   100.0%
--------------------------------------------------------------------------------


NOTE 3. Acquisition

In December 2002, EMCORE acquired certain assets of privately-held Alvesta Corporation of Sunnyvale, California. Alvesta Corporation is an industry leader in the research and development of parallel optic transceivers for fiber optic communication networks. Alvesta pioneered four channel parallel optic transceivers for the Optical Internetworking Forum, 10G Fibre Channel, 10 Gigabit Ethernet and Infiniband applications. Alvesta's product revenues from sales of its four-channel products were approximately $5 million in 2001. The total cash purchase price, including acquisition costs, was approximately $250,000. The transaction included the acquisition of intellectual property and inventory. In addition, EMCORE hired six employees of Alvesta's key design team.

NOTE 4. Joint Venture

In January 1999, General Electric Lighting and EMCORE formed GELcore, a joint venture to develop and market HB-LED lighting products. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. Under the terms of the joint venture agreement, EMCORE has a 49% non-controlling interest in the GELcore venture and accounts for its investment under the equity method of accounting. In November 2002, EMCORE contributed approximately $2.0 million to the joint venture. For the three-month periods ended December 31, 2002 and 2001, EMCORE recognized a loss of $0.6 million and $0.4 million, respectively, related to the joint venture, which was recorded as a component of other income and expense. At December 31, 2002, EMCORE's net investment in this joint venture amounted to approximately $9.9 million.

EMCORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  Balance Sheet Data


     o    Accounts receivable, net
          The components of accounts receivable consisted of the following:
              (in thousands)                At December 31,       At September 30,
                                                  2002                  2002
                                         ----------------------- ----------------------

          Accounts receivable...........           $19,289                $24,029
          Accounts receivable - unbilled             3,094                  3,135
                                         ----------------------- ----------------------
                                                    22,383                 27,164

          Allowance for doubtful accounts....       (3,329)                (3,347)
                                         ----------------------- ----------------------

               Total........................       $19,054                $23,817
                                         ======================= ======================


     o        Inventories
              The components of inventories consisted of the following:

                 (in thousands)           At December 31,        At September 30,
                                                2002                    2002
                                      ----------------------- ----------------------

               Raw materials....................   $18,806                $19,926
               Work-in-process..................     6,567                  8,706
               Finished goods...................     2,124                  2,395
                                         ----------------------- ----------------------

                     Total....................     $27,497                $31,027
                                         ======================= ======================


     o    Property, Plant and Equipment
          The components of property, plant and equipment consisted of the following:

                (in thousands)            At December 31,        At September 30,
                                                2002                    2002
                                       ----------------------- ----------------------

               Land............................      2,502                  2,502
               Building and improvements.......     60,959                 60,777
               Equipment.......................     69,457                 69,223
               Furniture and fixtures..........      4,868                  4,843
               Leasehold improvements..........      1,728                  1,729
               Construction in progress........      1,068                  1,094
               Property and equipment
                  Under capital lease..........        429                    429
                                               ---------------     -----------------
                                                   141,011                140,597
               Less: accumulated depreciation and
                    amortization.................  (43,400)               (39,295)
                                               ---------------     -----------------

                     Total.......................  $97,611               $101,302
                                               ===============     =================


                                                                               8

EMCORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     o    Goodwill
          All goodwill relates to EMCORE's materials-related business. In March 2002, EMCORE acquired certain assets, including equipment and intellectual property, of the Applied Solar Division of Tecstar, Inc. and its subsidiary, Tecstar Power Systems, Inc. (this acquired business is referred to herein as "Tecstar") and allocated approximately $20.4 million to goodwill. EMCORE adopted SFAS No. 142 on October 1, 2001 and will complete its annual transition test for impairment during the quarter ending March 31, 2003.


     o    Intangible Assets, net
          The components of net intangible assets consisted of the following:


                                       At December 31, 2002                              At September 30, 2002

     (in thousands)              Gross       Accumulated        Net        Gross       Accumulated       Net
                                 Assets      Amortization      Assets      Assets     Amortization      Assets
                            ------------------------------------------------------------------------------------
     Patents..................    $2,351          ($1,120)      $1,231      $2,674         ($1,326)      $1,348
     Intellectual property:
         Tecstar.......            1,900             (301)       1,599       1,900            (206)       1,694
         Alvesta.......              250                 -         250           -                -           -
                           --------------------------------------------------------------------------------------

          Total...                $4,501          ($1,421)      $3,080      $4,574         $(1,532)      $3,042
                            ======================================================================================




     o    Accrued Expenses
          The components of accrued expenses consisted of the following:


     (in thousands)                        At December 31,       At September 30,
                                                2002                  2002
                                      ----------------------- ------------------------

          Compensation....................      $4,825                 $4,392
          Interest........................       1,025                  3,281
          Warranty........................       2,035                  2,134
          Other...........................       3,145                  3,068
                                         ----------------------- ----------------------
               Total......................     $11,030                $12,875
                                         ======================= ======================



NOTE 6.  Debt Facilities

Convertible Subordinated Notes - In May 2002, the Board of Directors authorized EMCORE from time to time to repurchase a portion of the notes in one or more open market transactions, in accordance with certain guidelines. In December 2002, EMCORE purchased, in multiple transactions, $13.3 million principal amount of the notes at prevailing market prices, for an aggregate of approximately $6.3 million. As a result of the transaction, EMCORE recorded a gain from operations of approximately $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million. Annual interest expense in future periods also has been decreased by approximately $650,000. EMCORE may continue to repurchase notes through various means, including but not limited to one or more open market or privately negotiated transactions in future periods. The timing and amount of repurchase, if any, whether de minimis or material, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the convertible notes and overall market conditions.

EMCORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  Commitments and Contingencies

EMCORE leases certain facilities and equipment under non-cancelable operating leases. Facility and equipment rent expense under such leases amounted to approximately $0.3 million and $0.2 million for the three months ended December 31, 2002 and 2001, respectively. Future minimum rental payments under EMCORE's non-cancelable operating leases with an initial or remaining term of one year or more as of December 31, 2002 are as follows:

(in thousands)
         Period ending:                  Operating
                                        ------------
           December 31, 2003                 $1,344
           December 31, 2004                    982
           December 31, 2005                    656
           December 31, 2006                    418
           December 31, 2007                    166
                                        ------------

     Total minimum lease payments            $3,566
                                        ============

In fiscal 2000, GELcore entered into a Revolving Loan Agreement (the "GELcore Credit Facility") with General Electric Canada, Inc., an affiliate of GE, which is the owner of a 51% controlling share of GELcore. The GELcore Credit Facility provides for borrowings of up to Can$7.5 million (US $4.8 million at December 31, 2002) at a rate of interest based on prevailing Canadian interest rates. Amounts outstanding under the GELcore Credit Facility are payable on demand, and the GELcore Credit Facility expires in August 2003. EMCORE has guaranteed 49% (i.e. its proportionate share) of GELcore's obligations under the GELcore Credit Facility. As of December 31, 2002, US $2.1 million was outstanding under the GELcore Credit Facility.

EMCORE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. Recent Financial Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No.
123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. EMCORE implemented SFAS No. 148 on January 1, 2003.


NOTE 9. Subsequent Event

In January 2003, EMCORE acquired the West Coast optoelectronics division of Agere Systems, Inc (formerly Ortel Corporation) for $25 million in cash. The transaction included assets, products, technology and intellectual property related to Agere's cable TV optical components, telecom access and satellite communications operations, which had revenues of approximately $56 million in fiscal 2002. The purchase price allocation should be completed by March 31, 2003. In the quarter ended March 31, 2003, operations from this acquisition will be consolidated into EMCORE's quarterly financial results.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Words such as "expects", "anticipates", "intends", "plans", believes" and "estimates" and variations of these words and similar expressions, identify these forward-looking statements. These forward-looking statements include, without limitation:

o any statements or implications regarding EMCORE's ability to remain competitive and a leader in its industry and the future growth of EMCORE, the industry and the economy in general;

o statements regarding the expected level and timing of benefits to EMCORE from its restructuring and realignment efforts, including

     o expected cost reductions and their impact on EMCORE's financial performance,
     o expected improvement to EMCORE's product and technology development programs, and
     o the belief that the restructuring and realignment efforts will position EMCORE well in the current business environment and prepare it for future growth with increasingly competitive new product offerings and long-term cost structure;

o    statements   regarding  the  anticipated  cost  of  the  restructuring  and realignment efforts;

o statements regarding the anticipated charges to be recorded by EMCORE to reduce the carrying value of excess and obsolete inventory and doubtful accounts;

o difficulties in integrating recent or future acquisitions into EMCORE's operations;

o    statements   regarding   EMCORE's   ability  to  obtain  or  maintain   ISO
     qualifications; and

o any and all guidance provided by EMCORE regarding its expected financial performance in current or future periods, including, without limitation, with respect to anticipated revenues for any period in fiscal 2003 and subsequent periods.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation, the following:

o EMCORE's restructuring and realignment efforts may not be successful in achieving their expected benefits, may be insufficient to align EMCORE's operations with customer demand and the changes affecting our industry, or may be more costly than currently anticipated;

o due to the current economic slowdown, in general, and setbacks in our customers' businesses, in particular, our ability to predict EMCORE's financial performance for future periods is far more difficult than in the past; and

o other risks and uncertainties described in EMCORE's filings with the Securities and Exchange Commission (including under the heading "Risk Factors" in our most recent Annual Report on Form 10-K), such as:

     o    cancellations,   rescheduling  or  delays  in  product  shipments;
     o    manufacturing capacity constraints;
     o lengthy sales and qualification cycles; difficulties in the production process;
     o    changes in semiconductor industry growth; and
     o increased competition; delays in developing and commercializing new products.

We assume no  obligation  to update  the  matters  discussed  in this  Quarterly
Report.

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


Systems-Related

     EMCORE is a leading provider of compound semiconductor technology processes and MOCVD production systems. We believe that our proprietary TurboDisc deposition technology makes possible one of the most cost-effective production processes for the commercial volume manufacture of high-performance compound semiconductor wafers and devices, which are integral to solid state lighting and global communications applications. Although overall demand for MOVCD systems appears to have declined significantly, we believe our overall market share has recently increased as a result of aggressive market penetration of new and higher-end products. Continuing EMCORE's standing as the world leader in GaN production platforms, EMCORE introduced the E300 GaNzilla(TM), the most powerful tool available for the production of high brightness blue and green LEDs. It offers the highest throughput in the industry for the growth of GaN materials. In addition, EMCORE recently introduced its Enterprise(R) 300LDM MOCVD production tool designed to achieve high quality materials and high yields for consumer electronic applications. This new tool produces devices for several applications including DVD and CD-ROMs, which allows for high capacity data storage. Engineered specifically for the high volume production of long wavelength infrared and visible lasers, VCSELs and InP-based electronic materials, EMCORE's 300LDM provides customers with run-to-run process control and is designed to accomplish excellent uniformity of thickness, doping and composition of epitaxial layers.


Materials-Related

     EMCORE offers a broad array of compound semiconductor wafers and devices, including photovoltaic products, optical devices and components and electronic materials and devices.

     Photovoltaics. EMCORE's compound semiconductor solar cells are used primarily in satellite applications and have achieved industry-leading efficiencies. Solar cells provide the electrical power for a satellite and their efficiency dictates the amount of power and bears upon the weight, launch costs and potential revenues of the satellite. In March 2002, EMCORE acquired certain assets, including equipment and intellectual property, of the Applied Solar Division of Tecstar, Inc. and its subsidiary, Tecstar Power Systems, Inc. (this acquired business is referred to herein as "Tecstar"). With the Tecstar acquisition, EMCORE has fully integrated the production of solar panels using EMCORE's solar cells. The Tecstar acquisition has augmented EMCORE's capability to penetrate the satellite communications sector and enables EMCORE to provide satellite manufacturers with proven integrated satellite power solutions that considerably improve satellite economics. Satellite manufacturers and solar array integrators can now rely on EMCORE as a single supply source that meets all of their satellite power needs. EMCORE is currently completing the process of qualifying its advanced solar cells with Tecstar's proven solar panel processes for LEO and GEO orbits. The combination of Tecstar's demonstrated success with well-known space programs and EMCORE's industry-leading solar cell technology should enable EMCORE to dramatically improve satellite economics. With well-established partnerships with major satellite manufacturers and a proven qualification process, EMCORE believes it will play an important role in the evolution of telecommunications and data communications around the world. However, the photovoltaic industry continues to be affected by weakness in satellite infrastructure spending, which has created delays in program deployment. As required, EMCORE adopted SFAS No. 142 on October 1, 2001 and will complete its annual transition test for impairment on this product line during the quarter ending March 31, 2003.

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

     Electronic Materials and Devices. RF materials are compound semiconductor materials used in wireless communications. Compound semiconductor RF materials have a broader bandwidth and superior performance at higher frequencies than silicon-based materials. EMCORE currently produces 4-inch and 6-inch InGaP HBT materials including E-mode devices that are used for power amplifiers for next generation wireless infrastructure such as GSM, TDMA and CDMA multiband wireless handsets. InGaP HBT materials provide higher linearity, higher power added efficiency as well as greater reliability than first generation AlGaAs HBT technologies. EMCORE also manufactures MR sensors that are compound semiconductor devices that possess sensing capabilities. MR sensors improve vehicle performance through more accurate control of engine and crank shaft timing, which allows for improved spark plug efficiency and reduced emissions. In January 1997, EMCORE initiated shipments of compound semiconductor MR sensors using technology licensed to EMCORE from General Motors. This license allows EMCORE to manufacture and sell products using this technology.



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

Acquisitions


     In December 2002, EMCORE acquired certain assets of privately-held Alvesta Corporation of Sunnyvale, California. Alvesta Corporation is an industry leader in research and development relating to parallel optic transceivers for fiber optic communication networks. Alvesta pioneered four channel parallel optic transceivers for the Optical Internetworking Forum, 10G Fibre Channel, 10 Gigabit Ethernet and Infiniband applications. Alvesta's product revenues from sales of its four-channel products were approximately $5 million in the year ended December 31, 2001. The total cash purchase price, including acquisition costs, was approximately $250,000. The transaction included the acquisition of intellectual property and inventory. In addition, EMCORE hired six employees of Alvesta's key design team.

     In January 2003, EMCORE acquired the West Coast optoelectronics division of Agere Systems, Inc Inc (formerly Ortel Corporation) for $25 million in cash. The transaction included assets, products, technology and intellectual property related to Agere's cable TV optical components, telecom access and satellite communications operations, which had revenues of approximately $56 million in the year ended September 30, 2002.


Segment Data and Related Information

     EMCORE has two reportable operating segments: the systems-related business and the materials-related business. The systems-related business is our TurboDisc(R) MOCVD product line, which designs, develops and manufactures systems and manufacturing processes. Revenues for the systems-related business are derived primarily from sales of TurboDisc systems, as well as spare parts, services and related products. The materials-related business is comprised of our satellite communications, fiber-optic and wireless product lines. Revenues for the materials-related business are derived primarily from the sales of solar cell products including cells, covered interconnect solar cells (CICs) and panels, vertical cavity surface emitting lasers (VCSELs) and VCSEL-based transceiver and transponder modules, RF materials including heterojunction bipolar transistors (HBTs) and enhancement-mode pseudomorphic high electron mobility transistors (pHEMTS), MR sensors and process development technology. The segments reported are the segments of EMCORE for which separate financial information is available and are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

     Unaudited information about reported segments is as follows:

(in thousands)                               Systems-   Materials-             |   Systems-    Materials-
STATEMENT OF OPERATIONS                      related     related      TOTAL    |   related      related       TOTAL
                                                                               |
Three months ended                          Quarter 1   Quarter 1    Quarter 1 |  Quarter 1    Quarter 1    Quarter 1
December 31, 2002 & 2001                     FY 2003     FY 2003      FY 2003  |   FY 2002      FY 2002      FY 2002
                                                                               |
Revenues...................................  $13,842     $9,404      $23,246   |   $10,295      $8,842      $19,137
Cost of revenues...........................    8,986     12,034       21,020   |     5,411      11,181       16,592
                                           ------------------------------------------------------------------------
     Gross profit (loss)...................    4,856    (2,630)        2,226   |     4,884     (2,339)        2,545
     Gross margin..........................    35.1%    (28.0%)         9.6%   |     47.4%     (26.5%)        13.3%
                                                                               |
Operating expenses:                                                            |
     Selling, general and administrative...    2,359      3,420        5,779   |     4,750       2,248        6,998
     Research and development..............    1,332      2,274        3,606   |     3,880       8,067       11,947
     Gain from debt extinguishment.........        -          -      (6,614)   |         -           -            -
                                           ------------------------------------------------------------------------
          Total operating expenses.........    3,691      5,694        2,771   |     8,630      10,315       18,945
                                           ------------------------------------------------------------------------

          Operating income (loss)..........   $1,165   ($8,324)       ($545)   | ($3,746)   ($12,654)    ($16,400)

     The gain from debt extinguishment was not allocated between the two operating segments.

     The reportable operating segments are each managed separately because they manufacture and distribute distinct products and services. The table below outlines EMCORE's four different product lines:

(in thousands)
Product Revenue                               Quarter 1     % of    |  Quarter 1    % of
Three months ended                             FY 2003     revenue  |   FY 2002    revenue
December 31, 2002 & 2001                                            |
                                                                    |
Systems-related.............................   $13,842      59.6%   |   $10,295     53.8%
Materials-related:                                                  |
     Photovoltaics..........................     5,075      21.8%   |     1,829      9.6%
     Optical Devices and Components.........     2,286       9.8%   |     1,327      6.9%
     Electronic Materials and Devices.......     2,043       8.8%   |     5,686     29.7%
                                             ----------------------------------------------
          Total revenues....................   $23,246     100.0%   |   $19,137    100.0%


     Management is committed to reducing EMCORE's cost structure by focusing on lowering the breakeven points for each of its product lines. During fiscal 2002, EMCORE proceeded with a restructuring program, consisting of the realignment of all engineering, manufacturing and sales/marketing operations, as well as workforce reductions. Included in the provision for restructuring and impairment charges recorded in fiscal 2002 were severance and fringe benefit charges related to employee termination costs for 330 employees. We expect this program to lower our expenditures by approximately $4.9 million per quarter in fiscal 2003. EMCORE also essentially eliminated all outside contractor and temporary employees and significantly reduced overall expenditures for materials, software and capital assets. As part of the ongoing effort to cut costs, EMCORE implemented a program to focus research and development efforts on projects that can be expected to generate returns within one year. As a result, EMCORE has been able to reduce overall research and development costs without, we believe, jeopardizing future revenue opportunities. In addition, we expect lower R&D costs to be incurred on our fiber-optic product line as new components continue to be released for commercial use. These combined actions should result in a cost reduction of approximately $6.0 million to $8.0 million per quarter in fiscal 2003, which we believe should enable us to achieve our goal of having positive cash flow from operations by the end of fiscal 2003, assuming revenues in fiscal 2003 are consistent with revenues in fiscal 2002.

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

     The following chart contains a breakdown of EMCORE's consolidated revenues by geographic region:

(in thousands)
Revenue by Geograpic Region                   Quarter 1    % of    |  Quarter 1    % of
Three months ended                             FY 2003    revenue  |   FY 2002    revenue
December 31, 2002 & 2001                                           |
                                                                   |
North America...............................   $10,594     45.6%   |   $12,988     67.8%
Asia........................................     7,179     30.9%   |     2,731     14.3%
Europe......................................     5,473     23.5%   |     3,418     17.9%
                                             --------------------------------------------
     Total revenues.........................   $23,246    100.0%   |   $19,137    100.0%


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

     o Impairment of Long-lived Assets - EMCORE reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

     o  Revenue  Recognition
          Revenues from systems-related sales are recognized upon shipment where product has met customer's specifications and when the title, ownership and risk of loss have passed to the customer. EMCORE's billing terms on system sales generally include a holdback of 10-20 percent on the total purchase price subject to completion of the installation and final acceptance process at the customer site. EMCORE defers this portion of revenue related to installation and final acceptance until such installation and final acceptance has been completed.

          Revenues from materials-related sales are recognized when the product meets the customer's specifications and when title, ownership and risk of loss have passed to the customer. For new applications of EMCORE's products where performance cannot be assessed prior to meeting specifications at the customer's site, no revenue is recognized until such specifications are met.

          As a result of the acquisition of Tecstar in 2002, EMCORE records revenues from solar panel contracts using the percentage-of-completion method where the elapsed time from award of a contract to completion of performance exceeds 6 months. Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract. If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated. EMCORE has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. EMCORE uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenues and contract costs. Estimates are revised as additional information becomes available.

          EMCORE's research contracts require the development or evaluation of new materials applications and generally have a duration of 6 to 48 months. Contracts with a duration of six months or less are accounted for on the completed contract method. Contracts of greater than 6 months contain interim milestones, reporting and invoicing requirements and are billed according to the contract. For "Cost-Plus-Fixed-Fee" research contracts with the Government, EMCORE recognizes revenue to the extent of costs incurred plus the estimated gross profit as stipulated in such contracts, based upon contract performance. For other long-term contracts. EMCORE recognizes the revenues and associated costs on these contracts as each major milestone in the contract is met. A contract is considered complete when all significant costs have been incurred, and the research reporting requirements to the customer have been met. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs, as well as coverage of certain general and administrative costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

Recent Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No.
123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. EMCORE implemented SFAS No. 148 on January 1, 2003.


Results of Operations

     The following table sets forth the consolidated Statements of Operations Data of EMCORE expressed as a percentage of total revenues for the three-month periods ended December 31, 2002 and 2001.

        Statements of Operations Data:               Three months ended December 31

                                                           2002         2001
                                                         --------     --------

Revenues.................................................  100.0%       100.0%
Cost of revenues.........................................   90.4%        86.7%
                                                         ---------------------
          Gross profit...................................    9.6%        13.3%

Operating expenses:
     Selling, general and administrative.................   24.9%        36.6%
     Research and development............................   15.5%        62.4%
     Gain from debt extinguishment.......................  (28.5%)        -
                                                         ---------------------
          Total operating expenses.......................   11.9%        99.0%
                                                         ---------------------
               Operating loss............................   (2.3%)      (85.7%)

Other expense:
     Interest expense, net...............................    7.6%         4.8%
     Other expense.......................................     -          69.3%
     Equity in net loss of unconsolidated affiliate......    2.5%         2.0%
                                                         ---------------------
          Total other expense............................   10.1%        76.1%
                                                         ---------------------

               Net loss..................................  (12.4%)     (161.8%)
                                                         =====================


Comparison of the three-month periods ended December 31, 2002 and 2001

     Revenues. EMCORE's revenues increased 22% or $4.1 million from $19.1 million for the three months ended December 31, 2001 to $23.2 million for the three months ended December 31, 2002. Excluding the results of Tecstar, which was acquired in March 2002, revenues for the three months ended December 31, 2002 would have increased approximately $0.8 million from the prior year. First quarter international sales accounted for 54% of revenues in fiscal year 2003 and 32% of revenues in fiscal year 2002. Sales in Asia increased 163% or $4.4 million from the prior year. Due to continuing adverse general market conditions and weakened demand for certain of our products, we expect that annual revenues from existing product lines will remain flat, or at best, modestly increase in fiscal 2003 compared to fiscal 2002. In January 2003, EMCORE acquired the West Coast optoelectronics division of Agere Systems, Inc. Inc (formerly Ortel Corporation). We expect results from this acquisition will increase consolidated quarterly revenues by $5.0 million to $8.0 million in fiscal 2003.

     For the three-month periods ended December 31, 2002 and 2001, systems-related revenues increased 35% or $3.5 million from $10.3 million reported in the prior year to $13.8 million. First quarter systems-related sales represented 60% and 54% of EMCORE's total consolidated revenues in fiscal 2003 and 2002, respectively. The number of MOCVD production systems shipped during the quarter increased 133% from 3 systems in fiscal 2002 to 7 systems in fiscal 2003. First quarter component and service revenue in fiscal 2003 of $2.1 million increased as expected when compared to $1.6 million earned in the prior year. Based on EMCORE's backlog of system orders, management expects systems related revenues to increase in fiscal 2003 compared with fiscal 2002 in absolute dollars and as a percentage of revenues.

     For the three-month periods ended December 31, 2002 and 2001, materials-related revenues increased 6% or $0.6 million from $8.8 million reported in the prior year to $9.4 million. First quarter materials-related sales represented 40% and 46% of EMCORE's total consolidated revenues in fiscal 2003 and 2002, respectively. On a product line basis, sales of photovoltaic products increased $3.2 million or 177%, optical devices and components increased $1.0 million or 72% and electronic materials and devices decreased $3.6 million or 64% from the prior year. Excluding results of Tecstar, materials-related revenues decreased 31% or $2.7 million from the prior year.

     Photovoltaic products include the sale of solar cells, CICs and solar panels. First quarter photovoltaic sales represented 22% and 10% of EMCORE's total consolidated revenues in fiscal 2003 and 2002, respectively. The increase in revenue is attributable to additional sales as a result of the acquisition of Tecstar. Excluding results of Tecstar, photovoltaics revenues for fiscal 2003 would have decreased $0.1 million or 3% from the prior year. The photovoltaic industry continues to be affected by weakness in satellite infrastructure spending, which has created delays in program deployment. Accordingly, we expect annual photovoltaic revenues will remain flat, or at best, modestly increase in fiscal 2003 compared with fiscal 2002.

     Sales of optical devices and components include revenues from VCSELs, photodetectors and VCSEL-based array transceivers and transponders. First quarter sales of optical devices and components represented 10% and 7% of EMCORE's total consolidated revenues in fiscal 2003 and 2002, respectively. Although, sales from this product line did not contribute significantly to first quarter revenues in either fiscal year, EMCORE continues to work with customers to optimize our designs in packaged solutions. We expect these products to generate more revenue in fiscal 2003 than in fiscal 2002.

     First quarter sales of electronic materials and devices, which include RF materials and MR sensors, represented 9% and 30% of EMCORE's total consolidated revenues in fiscal 2003 and 2002, respectively. RF materials are compound semiconductor materials that enable circuits and devices to operate at radio frequencies and are primarily used in cellular phones and base stations. In fiscal 2002, Motorola was the largest customer for the materials-related segment and revenues from Motorola represented approximately 13% of EMCORE's total fiscal 2002 revenues. EMCORE broadened its relationship with Motorola by selling them two EMCORE MOCVD systems, which may be used for both research and development and as an internal source of production for electronic materials. In light of the fact that Motorola has developed the capacity to supply a portion of their needs internally and due to the delayed introduction of InGaP HBTs into GSM handsets, RF materials related revenues have decreased each quarter since March 2002. This market is highly competitive, raw materials are extremely expensive and average selling prices have been declining over the past two years. As a result of continued weakness in market conditions for wireless infrastructure spending, we expect RF materials related revenue to decline in fiscal 2003 from fiscal 2002 and become less significant or strategic to overall EMCORE revenues. Quarterly revenues from our mature MR sensors product line decreased $0.4 million from the prior year as a result of the phase out of certain automotive models at General Motors. Our contract with General Motors expires in fiscal 2004 and we may stop production of MR sensors in connection therewith.

     Gross Profit. EMCORE experienced a gross profit of $2.2 million for the three months ended December 31, 2002 compared to a gross profit of $2.5 million for the three months ended December 31, 2001, representing a 13% decrease totaling $0.3 million. For the three-month periods ended December 31, 2002 and 2001, gross margins decreased from 13% to 10%. The decline in gross profit occurred in both the systems-related and materials-related segments. We anticipate that gross profit will continue to be affected in the near term as a result of flat sales.

     For both three-month periods ended December 31, 2002 and 2001, EMCORE's gross profit on systems-related revenues was $4.9 million. For the three months ended December 31, 2002 and 2001, gross margins for systems-related revenues decreased to 35% from 47%. This gross margin decrease was a result of differences in pricing and product mix of MOCVD systems sales. The average selling price for MOCVD systems sold during the first quarter of fiscal 2002 was approximately $2.0 million as compared to $1.4 million in the first quarter of fiscal 2003. In addition, prior year revenues included a significant number of system installation revenues, which typically have very high margins.

     For the three-month periods ended December 31, 2002 and 2001, EMCORE experienced a gross loss of $2.6 million on materials-related revenues compared to a gross loss of $2.3 million, representing a 12% decrease totaling $0.3 million. For the three-month periods ended December 31, 2002 and 2001, gross margins for materials-related revenues decreased to a negative 28% from a negative 27%. The most significant factor contributing to these negative gross margins is unabsorbed overhead costs associated with lower revenues due to customer delayed product launches. The decrease in margins from prior year is a direct results of increased fiber-optic operations. Regarding unabsorbed expenses, EMCORE has a significant amount of fixed expenses relating to capital equipment and manufacturing overhead in its new facilities where materials-related products are manufactured. By December 2001, EMCORE's manufacturing facilities for its materials-related businesses were all completed and placed into service with the anticipation of expanding market prospects. Lower than forecasted materials-related revenues caused these fixed expenses to be allocated across reduced production volumes, adversely affecting gross profit and margins.

     Selling, General and Administrative. EMCORE's selling, general and administrative expenses (SG&A) decreased 17%, or $1.2 million, from $7.0 million for the three months ended December 31, 2001 to $5.8 million for the three months ended December 31, 2002. The decrease was primarily related to fiscal 2002 restructuring programs, which involved headcount reduction and a cutback on marketing expenditures. As a percentage of revenue, SG&A decreased from 37% for the three months ended December 31, 2001 to 25% in fiscal 2003. Exclusive of further non-recurring charges, management expects annual SG&A in fiscal year 2003 to continue to decrease in absolute dollars from fiscal 2002 as a result of implemented cost control and restructuring programs.

     Research and Development. EMCORE's research and development expenses (R&D) decreased 70%, or $8.3 million, from $11.9 million for the three months ended December 31, 2001 to $3.6 million for the three months ended December 31, 2002. This decrease was due primarily to the deferral or elimination of certain non-critical research and development projects as well as less R&D costs being incurred on our fiber-optic product line as new components have been released for commercial use. As a percentage of revenue, R&D decreased from 62% for the three months ended December 31, 2001 to 16% in 2002. Exclusive of non-recurring charges, management expects annual R&D in fiscal year 2003 to continue to decrease in absolute dollars from fiscal 2002 as a result of implemented cost control and restructuring programs.

     Gain From Debt Extinguishment. In December 2002, EMCORE purchased, in multiple transactions, $13.3 million principal amount of the notes at prevailing market prices, for an aggregate of approximately $6.3 million. As a result of the transaction, EMCORE recorded a gain from operations of approximately $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million.

     Interest Expense, net. For the three months ended December 31, 2002, net interest changed $0.9 million from net interest expense of $0.9 million to net interest expense of $1.8 million. The increase in net interest expense is a result of lower interest rates and decreased investments in marketable securities offset by interest expense being incurred on our $175 million 5% convertible subordinated notes due in May 2006. In December 2002, EMCORE purchased $13.3 million principal amount of the notes. As a result of the transaction, EMCORE's annual interest expense in future periods will be decreased by approximately $650,000.

     Other Expense. In August 2001, EMCORE received common stock in Uniroyal Technology Corporation (UTCI). During the quarter ended December 31, 2001, management evaluated the relevant facts and circumstances, including the current fair market value of UTCI common stock, and determined that an other-than-temporary impairment of the investment existed. Accordingly, EMCORE took a charge of $13.3 million to establish a new cost basis for the UTCI common stock, which was recorded as other expense.

     Equity in Net Loss of Unconsolidated Affiliate. Because EMCORE does not have a controlling economic and voting interest in GELcore, EMCORE accounts for this joint venture under the equity method of accounting. For the three-month periods ended December 31, 2002 and 2001, EMCORE recognized a loss of $0.6 million and $0.4 million, respectively, related to the joint venture.


Liquidity and Capital Resources

     Working Capital

     At December 31, 2002, EMCORE had working capital of approximately $98.9 million, which included $73.9 million in cash, cash equivalents and marketable securities. Working capital at September 30, 2002 was $111.8 million. EMCORE has funded operations to date through product sales, sales of equity, subordinated debt and borrowings under revolving credit facilities. Significant transactions include:

          o In May 2001, EMCORE issued $175.0 million of 5% convertible subordinated notes due in May 2006, at par, less issuance costs of $6.2 million;
          o In March 2000, EMCORE raised approximately $127.5 million, net of issuance costs, from an additional equity offering;
          o In June 1999, EMCORE raised approximately $52.0 million, net of issuance costs, from a secondary public offering.

     Net Cash Used For Operations

     In the first quarter of fiscal 2003, net cash used for operations totaled $1.1 million, a decrease of $18.4 million from the first quarter of fiscal 2002, when net cash used for operating activities was $19.5 million. In the first quarter of fiscal 2003, net cash usage of $1.9 million related to the combined operations of EMCORE's Photovoltaics and Optical Devices and Components product lines. The most significant factors contributing to this operating cash usage were: a) unabsorbed overhead costs associated with lower revenues due to customer delayed product launches; b) the push-out and cancellation of orders from certain customers forced EMCORE to maintain higher inventory levels than expected; and c) extended payment terms delayed cash receipts from certain sales. In the first quarter of fiscal 2003, net cash provided by operations of $0.8 million related to the combined operations of EMCORE's TurboDisc MOCVD and Electronic Materials and Devices product lines.

     Included in EMCORE's first quarter fiscal 2003 net loss of $2.9 million were non-cash items of $6.6 million related to the gain from partial debt extinguishment and $4.8 million in depreciation and amortization expenses. In the first quarter of fiscal 2002, EMCORE recorded a non-cash impairment charge of $13.3 million related to its holding of UTCI common stock. First quarter changes in balance sheet accounts in fiscal 2003 and 2002 totaled a positive $2.6 million and negative $7.2 million, respectively. Improvements in receivable collections and inventory turnover more than offset payments made on liabilities during the first quarter of fiscal 2003. During fiscal 2002, EMCORE proceeded with a restructuring program, consisting of the realignment of all engineering, manufacturing and sales/marketing operations, as well as workforce reductions. This restructuring should result in a cost reduction of approximately $6.0 million to $8.0 million per quarter in fiscal 2003, which we believe should enable us to achieve our goal of having positive cash flow from operations by the end of fiscal 2003, assuming revenues in fiscal 2003 are consistent with revenues in fiscal 2002.

     Net Cash Used For (Provided by) Investment Activities

     For the three months ended December 31, 2002, net cash used for investment activities totaled $8.0 million. For the three months ended December 31, 2001, net cash provided by investment activities totaled $18.1 million.

     o Capital expenditures - First quarter capital expenditures in fiscal 2003 were $0.4 million compared with $3.2 million in the first quarter of fiscal 2002. As part of our ongoing effort to conserve cash, EMCORE's capital expenditures in the first quarter of fiscal 2003 consisted almost solely of sustaining capital purchases. EMCORE estimates annual sustaining capital expenditures in fiscal 2003 to be approximately $4.0 million.

     o Acquisitions - In December 2002, EMCORE acquired certain assets of privately held Alvesta Corporation of Sunnyvale, California. The total cash purchase price, including acquisition costs, was approximately $250,000.

     o Investments - First quarter investments in EMCORE's GELcore joint venture in both fiscal 2003 and 2002 totaled approximately $2.0 million. EMCORE expects to invest an additional $2.7 million into the GELcore joint venture by September 30, 2003.

     o Repayment of loan - In November 2001, EMCORE received payment from UTCI of $5.0 million for a related party loan made in August 2001.

     o Marketable securities - First quarter fiscal 2002, EMCORE's net investment in marketable securities increased by $5.4 million in order to take advantage of higher interest bearing instruments. In the prior year, EMCORE's net investment in marketable securities decreased by $18.3 million in order to fund operations. EMCORE is expected to continue to fund operations by liquidating marketable securities in fiscal 2003.

     Net Cash Provided By Financing Activities

     Net cash used for financing activities in the first quarter of fiscal 2003 amounted to approximately $6.5 million of which $6.6 million related to the partial repurchase of our convertible subordinated notes. Net cash provided by financing activities in first quarter of fiscal 2002 amounted to approximately $4.9 million of which $4.2 million related to proceeds received from the exercise of common stock warrants which were due.

     Financing Transactions

     In May 2001, EMCORE issued $175.0 million aggregate principal amount of its 5% convertible subordinated notes due in May 2006. Net proceeds received by EMCORE, after costs of issuance, were approximately $168.8 million. Interest is payable in arrears semiannually on May 15 and November 15 of each year, which began on November 15, 2001. The notes are convertible into EMCORE common stock at a conversion price of $48.76 per share, subject to certain adjustments, at the option of the holder. The notes may be redeemed at EMCORE's option, on or after May 20, 2004 at specific redemption prices. There are no financial covenants related to these notes. For the three-month periods ended December 31, 2002 and 2001, interest expense relating to the notes approximated $4.4 million and $4.6 million, respectively.

     In May 2002, the Board of Directors authorized EMCORE from time to time to repurchase a portion of the notes in one or more open market transactions, in accordance with certain guidelines. In December 2002, EMCORE purchased, in multiple transactions, $13.3 million principal amount of the notes at prevailing market prices, for an aggregate of approximately $6.3 million. As a result of the transaction, EMCORE recorded a gain from operations of approximately $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million. Annual interest expense in future periods also has been decreased by approximately $650,000. EMCORE may continue to repurchase notes through various means, including but not limited to one or more open market or privately negotiated transactions in future periods. The timing and amount of repurchase, if any, whether de minimis or material, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the convertible notes and overall market conditions.

     In fiscal 2000, GELcore entered into a Revolving Loan Agreement (the "GELcore Credit Facility") with General Electric Canada, Inc., an affiliate of GE, which is the owner of a 51% controlling share of GELcore. The GELcore Credit Facility provides for borrowings of up to Can $7.5 million (US$4.8 million at December 31, 2002) at a rate of interest based on prevailing Canadian interest rates. Amounts outstanding under the GELcore Credit Facility are payable on demand, and the GELcore Credit Facility expires in August 2003. EMCORE has guaranteed 49% (i.e. its proportionate share) of GELcore's obligations under the GELcore Credit Facility. As of December 31, 2002, US $2.1 million was outstanding under the GELcore Credit Facility.

     As of December 31, 2002, EMCORE had a remaining 2.0 million shares of common stock available on a filed shelf registration statement previously declared effective by the SEC.


     Conclusion

     EMCORE believes that its current liquidity should be sufficient to meet its cash needs for working capital through the next twelve months. However, if cash generated from operations and cash on hand are not sufficient to satisfy EMCORE's liquidity requirements, EMCORE will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to EMCORE. If EMCORE is required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on EMCORE's business, financial condition, results of operations and cash flow.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     Although EMCORE occasionally enters into transactions denominated in foreign currencies, the total amount of such transactions is not material. Accordingly, fluctuations in foreign currency value should not have a material adverse effect on our future financial condition or results of operations.


ITEM 4.  Controls and Procedures


(a) Evaluation of disclosure controls and procedures - The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report (the "Evaluation Date"), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in internal controls - We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. Subsequent to the Evaluation Date, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls.

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

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 2002.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             EMCORE CORPORATION


Date:  February 14, 2003                By:  /s/ Reuben F. Richards, Jr.
                                           -------------------------------------
                                           Reuben F. Richards, Jr.
                                           President and Chief Executive Officer

Date:  February 14, 2003                By:  /s/ Thomas G. Werthan
                                           -------------------------------------
                                           Thomas G. Werthan
                                           Vice President and Chief Financial
                                           Officer

I, Reuben F. Richards, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of EMCORE Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: February 14, 2003
                                             /s/  Reuben F. Richards, Jr.
                                             Reuben F. Richards, Jr.
                                             President and CEO

I, Thomas G. Werthan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EMCORE Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: February 14, 2003
                                             /s/ Thomas G. Werthan
                                             --------------------------
                                             Thomas G. Werthan
                                             Chief Financial Officer