Form 10-Q
period 2003-03-31
EMCORE CORP
filed 2003-05-15
CIK 808326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one):
 [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

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

The number of shares of the registrant's common stock, no par value, outstanding as of May 1, 2003 was 37,029,695.

ITEM 1.  Financial Statements

                               EMCORE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and six months ended March 31, 2003 and 2002
                      (in thousands, except loss per share)
                                   (unaudited)

                                                                 Three Months Ended              Six Months Ended
                                                                      March 31,                      March 31,
                                                              ---------------------------------------------------------
                                                                    2003         2002             2003            2002
                                                              ---------------------------------------------------------
Revenues:
   Systems-related........................................         $10,777       $4,341          $24,619       $14,636
   Materials-related......................................          16,897       18,737           26,301        27,579
                                                              ---------------------------------------------------------
       Total revenues.....................................          27,674       23,078           50,920        42,215

Cost of revenues:
   Systems-related........................................           7,186        6,853          16,172         12,264
   Materials-related......................................          17,737       25,355          29,771         36,536
                                                              ---------------------------------------------------------
       Total cost of revenues.............................          24,923       32,208          45,943         48,800
                                                              ---------------------------------------------------------

         Gross profit (loss)..............................           2,751       (9,130)          4,977         (6,585)

Operating expenses:
   Selling, general and administrative ...................           7,392        9,483          13,171         16,481
   Research and development...............................           5,428       11,625           9,034         23,572
   Gain from debt extinguishment..........................               -            -          (6,614)             -
   Impairment and restructuring...........................               -       35,939               -         35,939
                                                              ---------------------------------------------------------
       Total operating expenses ..........................          12,820       57,047          15,591         75,992
                                                              ---------------------------------------------------------

         Operating loss...................................         (10,069)     (66,177)        (10,614)       (82,577)

Other expenses:
  Interest expense, net...................................           1,741        1,682           3,522          2,610
  Other expense, net......................................               -            -               -         13,262
  Equity in net loss of unconsolidated affiliate..........             731          851           1,302          1,228
                                                              ---------------------------------------------------------
      Total other expenses................................           2,472        2,533           4,824         17,100
                                                              ---------------------------------------------------------

         Net loss.........................................        ($12,541)    ($68,710)       ($15,438)      ($99,677)
                                                              =========================================================


Per Share Data:
Weighted average basic and diluted shares outstanding
used in per share calculations............................          36,936       36,597          36,857         36,399

Net loss per basic and diluted share......................          ($0.34)      ($1.88)         ($0.42)        ($2.74)
                                                              =========================================================

       The accompanying notes are an integral part of these consolidated financial statements.

                               EMCORE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2003 and September 30, 2002
                                 (in thousands)

                                                                      As of               As of
                                                                     March 31,         September 30,
                                      ASSETS                           2003                2002
                                                                 ---------------       --------------
                                                                    (unaudited)
Current assets:
  Cash and cash equivalents.....................................         $37,845            $42,716
  Marketable securities.........................................           5,876             41,465
  Accounts receivable, net .....................................          20,831             23,817
  Accounts receivable - related party...........................             481                518
  Inventories...................................................          29,907             31,027
  Other current assets..........................................           2,237              1,188
                                                                ------------------------------------
       Total current assets.....................................          97,177            140,731

Property, plant and equipment, net..............................         102,185            101,302
Goodwill........................................................          30,366             20,384
Intangible assets, net..........................................           5,997              3,042
Investments in unconsolidated affiliate.........................           9,140              8,482
Other assets, net...............................................          11,114             12,002
                                                                ------------------------------------

       Total assets.............................................        $255,979           $285,943
                                                                ====================================

                       LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................         $10,191            $10,346
  Accrued expenses..............................................          13,809             12,875
  Advanced billings.............................................           3,081              5,604
  Capitalized lease obligation - current........................              79                 81
                                                                ------------------------------------
       Total current liabilities................................          27,160             28,906

Convertible subordinated notes..................................         161,750            175,000
Capitalized lease obligation, net of current portion............              59                 87
                                                                ------------------------------------

       Total liabilities........................................         188,969            203,993

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.0001 par, 5,882 shares authorized,
    no shares outstanding.......................................               -                  -
   Common stock, no par value, 100,000 shares authorized,
     37,017 shares issued and 36,997 outstanding at March 31,
     2003; 36,772 shares issued and 36,752 outstanding at
     September 30, 2002.........................................         334,567            334,051
   Accumulated deficit..........................................        (266,351)          (250,913)
   Accumulated other comprehensive loss.........................            (240)              (222)
   Shareholders' notes receivable...............................             (34)               (34)
   Treasury stock, at cost; 20 shares...........................            (932)              (932)
                                                                ------------------------------------

       Total shareholders' equity...............................          67,010             81,950
                                                                ------------------------------------
       Total liabilities and shareholders' equity...............        $255,979           $285,943
                                                                ====================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               EMCORE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended March 31, 2003 and 2002
                                 (in thousands)
                                   (unaudited)

                                                               Six Months Ended March 31,
                                                              ------------------------------
                                                                   2003           2002
                                                              ------------------------------
Cash flows from operating activities:
Net loss..............................................             $(15,438)      $(99,677)
                                                              ------------------------------
Adjustments to reconcile net loss to net cash
used for operating activities:
   Gain from debt extinguishment.......................              (6,614)             -
   Depreciation and amortization.......................               9,863          9,915
   Provision for doubtful accounts.....................                 350          1,469
   Equity in net loss of unconsolidated affiliate......               1,302          1,228
   Compensatory stock issuances........................                 345            379
   Impairment of equity investment.....................                   -         13,262
   Loss from impairment, restructuring charges
     and other charges.................................                   -         50,443
   Reduction of note receivable........................                 101              -
   Decrease (increase) in assets:
            Accounts receivable........................               2,636          2,522
            Accounts receivable - related  party.......                  37          1,676
            Inventories................................               7,649          2,114
            Other current assets.......................                (970)         1,453
            Other assets...............................                 (79)          (565)

   Increase (decrease) in liabilities:
            Accounts payable...........................                (155)        (6,044)
            Accrued expenses...........................              (1,167)        (2,823)
            Advanced billings..........................              (2,523)           635
            Other......................................                  20            (41)
                                                              ------------------------------
                 Total adjustments.....................               10,795        75,623
                                                              ------------------------------
    Net cash used for operating activities.............               (4,643)      (24,054)
                                                              ------------------------------
Cash flows from investing activities:
Purchase of property, plant, and equipment.............                (859)        (5,681)
Investments in unconsolidated affiliate................              (1,960)        (1,960)
Proceeds from collection of related
 party notes receivable................................                   -          5,000
Cash paid for acquisition, net of cash acquired........             (26,450)       (25,084)
Proceeds from sales of marketable securities, net......               35,551        28,230
                                                              ------------------------------
    Net cash provided by investing activities..........                6,282           505
                                                              ------------------------------
Cash flows from financing activities:
Repurchase of convertible subordinated notes...........               (6,636)            -
Payments on capital lease obligations..................                  (45)          (40)
Proceeds from exercise of stock options
  and employee stock purchase plan.....................                  171         1,194
Proceeds from exercise of stock purchase warrants......                    -         4,194
                                                              ------------------------------
    Net cash provided by (used for) financing
     activities........................................               (6,510)        5,348
                                                              ------------------------------

Net decrease in cash and cash equivalents..............               (4,871)      (18,201)

Cash and cash equivalents, beginning of period.........               42,716        71,239
                                                              ------------------------------
Cash and cash equivalents, end of period...............              $37,845       $53,038
                                                              ==============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest..........               $4,450        $4,576
                                                              ==============================

        The accompanying notes are an integral part of these consolidated financial statements.

                               EMCORE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       For the years ended September 30, 2001 and 2002 and the six months ended March 31, 2003 (unaudited)
                                 (in thousands)

                                               --------- ----------             Accumulated
                                               Common    Common                   Other       Shareholders'               Total
                                                Stock     Stock    Accumulated  Comprehensive    Notes     Treasury   Shareholders'
                                               Shares    Amount      Deficit    Income (Loss)  Receivable   Stock         Equity
                                               -------- ---------- ------------ -------------- ----------- --------   -----------

           Balance at September 30, 2000...... 33,972   $314,780   ($108,864)            $5        ($6,360)    ($239)   $199,322

Net loss......................................                       (12,288)                                            (12,288)

Unrealized loss on marketable securities......                                       (8,085)                              (8,085)

Translation adjustment........................                                         (234)                                (234)
                                                                                                                       ----------
  Comprehensive loss..........................                                                                           (20,607)

Issuance of common stock in connection
   with acquisitions..........................     41      1,840                                                           1,840

Stock option exercise.........................    438      3,248                                                           3,248

Stock purchase warrant
   exercise...................................  1,111      5,509                                                           5,509

Compensatory stock issuances..................     34      1,505                                                           1,505

Issuance of common stock - Employee Stock
   Purchase Plan..............................     17        677                                                             677

Treasury stock................................    (16)                                                           (693)      (693)

Redemptions of shareholders' notes receivable.                                                        6,326                6,326
                                              -----------------------------------------------------------------------------------

           Balance at September 30, 2001...... 35,597    327,559    (121,152)        (8,314)           (34)     (932)    197,127

Net loss......................................                      (129,761)                                           (129,761)

Impairment of equity investment...............                                        8,421                                8,421

Unrealized loss on marketable securities......                                         (308)                                (308)

Translation adjustment........................                                          (21)                                 (21)
                                                                                                                       ----------
     Comprehensive loss.......................                                                                          (121,669)

Stock option exercise.........................    159      1,023                                                           1,023

Stock purchase warrant exercise...............    823      4,194                                                           4,194

Compensatory stock issuances..................    125        714                                                             714

Issuance of common stock - Employee Stock
   Purchase Plan                                   48        561                                                             561
                                              -----------------------------------------------------------------------------------


           Balance at September 30, 2002...... 36,752    334,051    (250,913)          (222)           (34)     (932)     81,950

Net loss......................................                       (15,438)                                            (15,438)

Unrealized loss on marketable securities......                                          (38)                                 (38)

Translation adjustment........................                                           20                                   20
                                                                                                                       ----------
     Comprehensive loss.......................                                                                           (15,456)

Compensatory stock issuances..................    156        345                                                             345

Issuance of common stock - Employee Stock
   Purchase Plan                                   89        171                                                             171
                                              -----------------------------------------------------------------------------------

           Balance at March 31, 2003.......... 36,997   $334,567   ($266,351)         ($240)          ($34)    ($932)    $67,010
                                              ======== ========== ============ ============== ============== ========= ==========

        The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of EMCORE Corporation and its subsidiaries (EMCORE). These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for the full year.

Preparation of EMCORE's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and footnotes included in EMCORE's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Certain prior period information has been reclassified to conform with current year presentation.



NOTE 2.  Segment Data and Related Information

EMCORE has two reportable operating segments: the systems-related business and the materials-related business.

The systems-related business is our TurboDisc(R) product line, which designs, develops and manufactures metal organic chemical vapor deposition (MOCVD) systems and manufacturing processes. Revenues for the systems-related business are derived primarily from sales of TurboDisc MOCVD systems, as well as spare parts, services, and other related products.

The materials-related business is comprised of our Photovoltaics, Fiber Optics, and Electronic Materials and Devices product lines. Photovoltaics revenues are derived primarily from the sales of satellite communications products including solar cells, covered interconnect solar cells (CICs) and solar panels. EMCORE's Fiber Optics product line designs, develops, and manufactures high speed optical transmitter modules, receiver modules and transponders utilizing EMCORE's leading-edge vertical cavity surface emitting lasers (VCSELs) and PIN (the "P", "I", "N" represent P-type, intrinsic and N-type semiconductor materials, respectively) photodiode array components for the data communications and telecommunications markets. EMCORE's recently purchased Agere System Inc.'s cable television transmission systems, telecom access and satellite communications components business (Ortel) for $26.2 million in cash. Ortel, which is a part of EMCORE's fiber optic group, designs and manufactures high quality optoelectronic solutions that enable voice, video and data networks. Ortel's product offerings include 1310 nm and 1550 nm analog lasers, dense wavelength division multiplexing (DWDM) lasers, transmitter engines, photodiodes, fiber-to-the-home/curb/business components, wideband lasers and receivers, and optical links for long-haul antenna remoting. Revenues from the Electronic Materials and Devices product line include wireless products, such as RF materials including heterojunction bipolar transistors (HBTs) and enhancement-mode pseudomorphic high electron mobility transistors (pHEMTS), and also MR sensors and process development technology.

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


The segments reported are the segments of EMCORE for which separate financial information is available and are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. Unaudited information about reported segments is as follows:

------------------------------------------- ---------- ------------ ----------- ------------ ------------ -----------
(in thousands)                              Systems-   Materials                  Systems     Materials
                                            -related   -related       TOTAL      -related     -related      TOTAL

STATEMENT OF OPERATIONS                     Quarter 2  Quarter 2     Quarter 2   Quarter 2    Quarter 2    Quarter 2
                                             FY 2003   FY 2003       FY 2003      FY 2002      FY 2002     FY 2002
Three months ended March 31, 2003 & 2002
------------------------------------------- ---------- ------------ ----------- ------------ ------------ -----------

Revenues...................................   $10,777      $16,897     $27,674       $4,341      $18,737     $23,078
Cost of revenues...........................     7,186       17,737      24,923        6,853       25,355      32,208
                                            ---------- ------------ ----------- ------------ ------------ -----------
         Gross profit (loss)...............     3,591        (840)       2,751      (2,512)      (6,618)     (9,130)
         Gross margin......................      33.3%       (5.0%)        9.9%      (57.9%)     (35.3%)     (39.6%)

Operating expenses:
     Selling, general and administrative...     2,519        4,873       7,392        6,102        3,381       9,483
     Research and development..............     1,359        4,069       5,428        3,950        7,675      11,625
     Impairment and restructuring..........         -            -           -        4,672       31,267      35,939
                                            ---------- ------------ ----------- ------------ ------------ -----------
          Total operating expenses.........     3,878        8,942      12,820       14,724       42,323      57,047
                                            ---------- ------------ ----------- ------------ ------------ -----------

          Operating loss...................     ($287)     ($9,782)   ($10,069)    ($17,236)    ($48,941)   ($66,177)

Other expenses:
     Interest expense, net.................         -            -       1,741            -            -       1,682
     Equity in net loss of unconsolidated
        affiliate..........................         -            -         731            -            -         851
                                             ---------- ------------ ----------- ------------ ------------ -----------
        Total other expenses...............         -            -       2,472            -            -       2,533
                                             ---------- ------------ ----------- ------------ ------------ -----------
        Net loss...........................     ($287)     ($9,782)   ($12,541)    ($17,236)    ($48,941)   ($68,710)
------------------------------------------- ---------- ------------ ----------- ------------ ------------ -----------
(in thousands)                               Systems   Materials                  Systems     Materials
                                            -related   -related       TOTAL      -related     -related      TOTAL

STATEMENT OF OPERATIONS                      FY 2003     FY 2003      FY 2003     FY 2002      FY 2002      FY 2002

Six months ended March 31, 2003 & 2002
------------------------------------------- ---------- ------------ ----------- ------------ ------------ -----------
Revenues...................................   $24,619      $26,301     $50,920      $14,636      $27,579     $42,215
Cost of revenues...........................    16,172       29,771      45,943       12,264       36,536      48,800
                                            ---------- ------------ ----------- ------------ ------------ -----------
         Gross profit (loss)...............     8,447      (3,470)       4,977        2,372      (8,957)     (6,585)
         Gross margin......................      34.3%     (13.2%)         9.8%        16.2%     (32.5%)     (15.6%)

Operating expenses:
     Selling, general and administrative...     4,878        8,293      13,171       10,852        5,629      16,481
     Research and development..............     2,691        6,343       9,034        7,830       15,742      23,572
     Gain from debt extinguishment.........    (6,614)           -      (6,614)           -            -           -
     Impairment and restructuring..........         -            -           -        4,672       31,267      35,939
                                            ---------- ------------ ----------- ------------ ------------ -----------

          Total operating expenses.........       955       14,636      15,591       23,354       52,638      75,992
                                            ---------- ------------ ----------- ------------ ------------ -----------

          Operating income (loss)..........    $7,492    ($18,106)   ($10,614)    ($20,982)    ($61,595)   ($82,577)

Other expenses:
     Interest expense, net.................         -           -       3,522            -            -       2,610
     Other expense, net....................         -           -           -            -            -      13,262
     Equity in net loss of
        unconsolidated affiliate...........         -           -       1,302            -            -       1,228
                                            ---------- ------------ ----------- ------------ ------------ -----------
        Total other expenses...............         -           -       4,824            -            -      17,100
                                            ---------- ------------ ----------- ------------ ------------ -----------
        Net income (loss)                      $7,492    ($18,106)   ($15,438)    ($20,982)    ($61,595)   ($99,677)
------------------------------------------- ---------- ------------ ----------- ------------ ------------ -----------

During the second quarter of fiscal 2002, EMCORE recorded pre-tax charges to income totaling $50.4 million, which included fixed asset impairment charges of $34.8 million, excess inventory reserve of $11.9 million, loss provision for accounts receivable of $2.6 million and severance charges of $1.1 million.

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


The reportable operating segments are each managed separately because they manufacture and distribute distinct products and services. The table below outlines EMCORE's four different product lines:

                                        For the three months ended March 31,      For the six months ended March 31,
                                                 2003               2002                 2003                2002
-------------------------------------- ----------------------------------------------------------------------------------

Product Lines                             Revenue     %       Revenue     %        Revenue    %         Revenue    %
-------------                             -------     -       -------     -        -------    -         -------    -
  Systems-related:
   TurboDisc..........................    $10,777    39%       $4,341    19%       $24,619   48%        $14,636   35%
  Material-related:
   Photovoltaics......................      5,211    19%       10,958    47%        10,286   20%         12,787   30%
   Fiber Optics........................     9,685    35%        2,427    11%        11,971   24%          3,754    9%
   Electronic Materials & Devices.          2,001     7%        5,352    23%         4,044    8%         11,038   26%
                                       ----------- -------- ---------- --------- ----------- ------- ------------ -------

          TOTAL                           $27,674   100%      $23,078    100%      $50,920   100%       $42,215   100%
                                          =======   ====      =======    ====      =======   ====       =======   ====

In January 2003, EMCORE acquired Ortel, which contributed approximately $7.1 million of fiber optic revenues to the second quarter of fiscal 2003.

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

The following chart contains a breakdown of EMCORE's consolidated revenues by geographic region:

                             For the three months ended March 31,    For the six months ended March 31,
                                 2003                  2002                  2003                2002
--------------------- ------------- -------- ----------- -------- ----------- -------- ------------ -------
Region:                    Revenue     %        Revenue     %        Revenue     %         Revenue    %
                           -------     -        -------     -        -------     -         -------    -

  North America.....       $15,911    58%       $18,889    82%       $26,505    52%        $31,877   76%
  Asia..............         8,653    31%         2,063     9%        15,832    31%          4,794   11%
  Europe..........           3,110    11%         2,126     9%         8,583    17%          5,544   13%
--------------------- ------------- -------- ----------- -------- ----------- -------- ------------ -------
          TOTAL            $27,674   100%       $23,078   100%       $50,920   100%        $42,215   100%
                           =======   ====       =======   ====       =======   ====        =======   ====


NOTE 3.   Acquisitions

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

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On January 21, 2003, EMCORE acquired Ortel for $26.2 million in cash. Ortel contributed approximately $7.1 million of fiber optic revenues to the second quarter of fiscal 2003. The following unaudited condensed consolidated pro forma financial statement has been prepared to give effect to EMCORE's acquisition of certain assets and liabilities of Ortel.

EMCORE retained an independent consultant to perform a valuation of the acquired assets. The pro forma adjustments are based upon available information and assumptions that EMCORE believes are reasonable. A preliminary allocation of the purchase price for the above transactions has been made to major categories of assets and liabilities in the accompanying pro forma statements based on currently available information. The actual allocation of purchase price and the resulting effect on income from operations are not expected to differ materially from the pro forma amounts included herein. The unaudited condensed consolidated pro forma financial statement do not purport to represent what the consolidated results of operations or financial position of EMCORE would actually have been if the acquisition had occurred on the dates referred to below, nor do they purport to project the results of operations or financial position of EMCORE for any future period.

The unaudited condensed consolidated pro forma statement of operations data was prepared by combining EMCORE's statement of operations for the year ended September 30, 2002 with Ortel's statement of Net Sales, Cost of Sales and Direct Operating Expenses for the year ended September 30, 2002, giving effect to the acquisition as though it occurred on October 1, 2001.

The unaudited condensed consolidated pro forma statement of operations does not give effect to any restructuring costs or any potential cost savings or other operating efficiencies that could result from the acquisition, or any non-recurring charges or credits resulting from the transaction such as in-process research and development charges.

The unaudited condensed consolidated pro forma financial statement should be read in conjunction with the historical financial statements of (i) EMCORE included in its Annual Report on Form 10-K for the year ended September 30, 2002 (filed December 30, 2002), and (ii) Ortel included in EMCORE's Form 8-K/A (filed April 7, 2003).


                                       Condensed Consolidated Pro Forma Statement of Operations Data

                                                  For the year ended September 30, 2002

                                                       EMCORE            Ortel          Adjustments       Footnotes       Pro Forma
                                                       ------            -----          -----------       ---------       ---------
Sales.....................................            $ 87,772         $ 55,800                                          $ 143,572
Net loss..................................           $(129,761)       $(223,906)        $ 191,471    1                   $(162,196)
                                               ================  ===============  ================                   ==============
Net loss per basic and diluted share......             $ (3.55)                                                            $ (4.44)
                                               ================                                                      ==============


                                                   For the three months ended March 31, 2003

                                                       EMCORE            Ortel          Adjustments                       Pro Forma
                                                       ------            -----          -----------                       ---------
Sales.....................................            $ 27,674          $ 8,598           $ 7,117    2                    $ 43,389
Net loss..................................           $ (12,541)        $ (3,581)          $ 1,568    2                   $ (14,554)
                                               ================  ===============  ================                   ==============
Net loss per basic and diluted share......             $ (0.34)                                                            $ (0.39)
                                               ================                                                      ==============


                                                   For the three months ended March 31, 2002

                                                       EMCORE            Ortel          Adjustments                       Pro Forma
                                                       ------            -----          -----------                       ---------
Sales.....................................            $ 23,078         $ 13,288               $ -                         $ 36,366
Net loss..................................           $ (68,710)        $ (8,006)              $ -                        $ (76,716)
                                               ================  ===============  ================                   ==============
Net loss per basic and diluted share......             $ (1.88)                                                            $ (2.10)
                                               ================                                                      ==============


                                                   For the six months ended March 31, 2003

                                                       EMCORE            Ortel          Adjustments                       Pro Forma
                                                       ------            -----          -----------                       ---------
Sales.....................................            $ 50,920         $ 17,188          $ (7,117)   2                    $ 60,991
Net loss..................................           $ (15,438)        $ (6,040)          $ 1,568    2                   $ (19,910)
                                               ================  ===============  ================                   ==============
Net loss per basic and diluted share......             $ (0.42)                                                            $ (0.54)
                                               ================                                                      ==============


                                                   For the six months ended March 31, 2002

                                                   EMCORE            Ortel          Adjustments                       Pro Forma
                                                   ------            -----          -----------                       ---------
Sales.....................................            $ 42,215         $ 31,046               $ -                         $ 73,261
Net loss..................................           $ (99,677)       $ (16,892)              $ -                        $(116,569)
                                               ================  ===============  ================                   ==============
Net loss per basic and diluted share......             $ (2.74)                                                            $ (3.20)
                                               ================                                                      ==============

(1) An adjustment was made to eliminate the various impairment and restructuring charges recorded by Ortel during the periods related to the acquired assets. The acquired assets are valued at fair market value. Therefore, there would be no impairment and restructuring charges in the condensed consolidated pro forma financial statements, as the acquired assets would be recorded in purchase accounting at their fair market value upon acquisition.

(2) An adjustment was made to eliminate the sales and net losses recorded twice in the table above during the period from January 21, 2002, the date EMCORE purchased Ortel, through March 31, 2003 ("Consolidation Period"). During that period, Ortel's financial information was consolidated into EMCORE; however, to accurately depict the financial position of both entities for the three and six months ended March 31, 2003, both sales and net loss were shown on a 'stand alone' basis, and properly adjusted for by backing out the amounts during the Consolidation Period to determine the pro forma information.

The effects of the acquisition have been presented using the purchase method of accounting. The total estimated purchase price of the transaction has been allocated to assets and liabilities based on management's preliminary estimate of their fair values. The preliminary allocation of the purchase price will be subject to further adjustments, which are not anticipated to be material, as EMCORE finalizes its allocation of purchase price in accordance with accounting principles generally accepted in the United States.

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


The following represents the preliminary allocation of the purchase price over the estimated fair values of the acquired assets and assumed liabilities of Ortel at January 21, 2003.

    Cash...........................................        $25,000
    Acquisition costs..............................          1,200
                                                         -----------
    Total purchase price...........................        $26,200
                                                         ===========
    Allocation of purchase price based on fair values:
      Assets acquired:
        Inventories................................          6,473
        Property, plant and equipment..............          8,570
        Identifiable intangible assets.............          3,274
        Goodwill...................................          9,983
    Less: warranty reserve.........................         (2,100)
                                                         -----------
Net assets acquired................................        $26,200
                                                         ===========



NOTE 4.  Joint Venture

In January 1999, General Electric Lighting and EMCORE formed GELcore, a joint venture to develop and market HB LED lighting products. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid state lighting. Under the terms of the joint venture agreement, EMCORE has a 49% non-controlling interest in the GELcore venture. EMCORE accounts for this related party investment of an unconsolidated affiliate using the equity method of accounting.



NOTE 5.  Balance Sheet Data

o    Accounts receivable, net

     The components of accounts receivable consisted of the following:

(in thousands)                                   At                  At
                                           March 31, 2003     September 30, 2002
                                         -----------------    ------------------

Accounts receivable.....................      $20,465                 $24,029
Accounts receivable - unbilled..........        1,982                   3,135
                                         -----------------       ---------------
                                               22,447                  27,164

Allowance for doubtful accounts.........       (1,616)                 (3,347)
                                         ----------------        ---------------

               Total....................      $20,831                 $23,817
                                         ================        ===============

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


o    Inventories

     The components of inventories consisted of the following:

            (in thousands)
                                         At                     At
                                   March 31, 2003       September 30, 2002
                                -------------------    ----------------------

Raw materials..................      $16,611                $19,926
Work-in-process.................      10,019                  8,706
Finished goods..................       3,277                  2,395
                                -------------------    ----------------------
             Total                   $29,907                $31,027
                                ===================    ======================



o    Property, Plant and Equipment

     The components of property, plant and equipment consisted of the following:

(in thousands)                            At                        At
                                    March 31,                September 30,
                                        2003                       2002
                                    --------------         ----------------

Land.......................           $2,502                  $2,502
Building and improvements             61,085                  60,777
Equipment................             77,315                  69,223
Furniture and fixtures...              5,835                   4,843
Leasehold improvements...              1,737                   1,729
Construction in progress.              1,068                   1,094
Property and equipment
   under capital lease...                429                     429
                                  --------------          --------------
                                     149,971                 140,597
Less: accumulated depreciation and
          amortization...            (47,786)                (39,295)
                                  --------------          --------------
               Total.....           $102,185                $101,302
                                  ==============          ==============

o    Goodwill

     All goodwill relates to EMCORE's materials-related business. In March 2002, EMCORE acquired certain assets, including equipment and intellectual property, of the Applied Solar Division of Tecstar, Inc. and its subsidiary, Tecstar Power Systems, Inc. (this acquired business is referred to herein as "Tecstar") and allocated approximately $20.4 million to goodwill. In January 2003, EMCORpurchased Ortel for $26.2 million in cash, and allocated approximately $10.0 million to goodwill.

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


o    Intangible Assets, net

     The components of intangible assets consisted of the following:

                                                At March 31, 2003                At September 30, 2002
                                                -----------------                ---------------------

(in thousands)                       Gross      Accumulated      Net      Gross      Accumulated        Net
                                     Assets    Amortization     Assets    Assets     Amortization      Assets
                                    --------- ---------------- --------- --------- ----------------- -----------
Patents............................  $2,441         ($1,240)    $1,201    $2,674          ($1,326)      $1,348
Acquired intellectual property:
         Ortel.....................   3,274            (162)     3,112         -                 -           -
         Tecstar..................    1,900            (396)     1,504     1,900             (206)       1,694
         Alvesta..................      195             (15)       180         -                 -           -
                                    --------- ---------------- --------- --------- ----------------- -----------
                       Total...      $7,810         ($1,813)    $5,997    $4,574          $(1,532)      $3,042
                                    ========= ================ ========= ========= ================= ===========


Future amortization expense as of March 31, 2003 is as follows:

(in thousands)

     Period ending:            Amortization
                               ------------
        March 31, 2004         $     1,524
        March 31, 2005               1,452
        March 31, 2006               1,330
        March 31, 2007               1,097
        March 31, 2008                 437
                               ------------
Total amortization             $     5,840
                               ============




o    Accrued Expenses

     The components of accrued expenses consisted of the following:


(in thousands)                                     At                   At
                                                March 31,          September 30,
                                                  2003                 2002
                                             ----------------     --------------

          Compensation.......................      $3,913             $4,392
          Interest...........................       3,055              3,281
          Warranty...........................       3,423              2,134
          Other..............................       3,418              3,068
                                                -------------        -----------
                        Total...............      $13,809             $12,875
                                                =============        ===========


NOTE 6. Commitments and Contingencies

EMCORE leases certain facilities and equipment under non-cancelable operating leases. Facility and equipment rent expense under such leases amounted to approximately $0.5 million and $0.3 million for the three months ended March 31, 2003 and 2002, respectively. Future minimum rental payments under EMCORE's non-cancelable operating leases with an initial or remaining term of one year or more as of March 31, 2003 are as follows:

     (in thousands)

         Period ending:                  Operating
                                        ------------
            March 31, 2004                   $2,104
            March 31, 2005                    1,708
            March 31, 2006                    1,476
            March 31, 2007                    1,167
            March 31, 2008                    1,008
                                        ------------

     Total minimum lease payments            $7,463
                                        ============

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


In fiscal 2000, GELcore entered into a Revolving Loan Agreement (the "GELcore Credit Facility") with General Electric Canada, Inc., an affiliate of GE, which is the owner of a 51% controlling share of GELcore. The GELcore Credit Facility provides for borrowings of up to Canadian $7.5 million (US $5.1 million at March 31, 2003) at a rate of interest based on prevailing Canadian interest rates. Amounts outstanding under the GELcore Credit Facility are payable on demand, and the GELcore Credit Facility expires in August 2003. EMCORE has guaranteed 49% (i.e. its proportionate share) of GELcore's obligations under the GELcore Credit Facility. As of March 31, 2003, US $2.7 million was outstanding under the GELcore Credit Facility.


NOTE 7. Stock Options

In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No.
123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. EMCORE implemented SFAS 148 in the quarter ended March 31, 2003.

The following table illustrates the effect on net loss and net loss per share if EMCORE had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                             For the three months        For the six months
                                                                 ended March 31,            ended March 31,
                                                             ---------------------      ---------------------
                                                             2003          2002         2003         2002
                                                             ----          ----         ----         ----
 Net loss.....................................             ($12,541)     ($68,710)    ($15,438)    ($99,677)

 Deduct:  Total stock based employee compensation
 expense determined under fair value based methods
 for all awards, net of related tax effects.....               (706)       (1,744)      (1,389)      (3,487)
                                                         ------------- ------------- ------------ ------------

 Pro forma net loss.............................            ($13,247)     ($70,454)   ($16,827)   ($103,164)
                                                         ============= ============= ============ ============

The pro forma disclosures shown above were calculated for all options using Black-Scholes option pricing model with the following assumptions:

                                                           For the three months        For the six months
                                                             ended March 31,            ended March 31,
                                                           ---------------------       -------------------
                                                            2003          2002         2003         2002
                                                            ----          ----         ----         ----
           Expected dividend yield                             0%            0%           0%           0%
           Expected stock price volatility                112.96%       112.62%      112.96%      112.62%
           Risk-free interest rate                          2.78%         4.93%        2.78%        4.93%
           Weighted average expected life (in years)           5             5            5            5

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


NOTE 8. Recent Financial Accounting Pronouncements

FIN 45
In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others. FIN 45 clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 15, 2002. In the normal course of business, EMCORE does not issue guarantees; accordingly, FIN 45 has no effect on the financial statements.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is to be applied prospectively to contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Management believes that adopting this statement will not have a material impact on the financial position, results of operations, or cash flows of EMCORE.

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

o statements regarding anticipated results from EMCORE's acquisition of Ortel, and difficulties in integrating past or future acquisitions into EMCORE's operations;

o statements regarding the expected level and timing of benefits to EMCORE from its restructuring and realignment efforts, including:

     o expected cost reductions and their impact on EMCORE's financial performance, and

     o expected improvement to EMCORE's product and technology development programs,

o    statements   regarding   EMCORE's   ability  to  obtain  or  maintain   ISO
     qualifications;

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

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation, the following:

o difficulties in integrating Ortel's operations into EMCORE's operations and the uncertainty as to the results to be achieved by EMCORE in connection with this acquisition;

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

     EMCORE is the only fully integrated commercial supplier of compound semiconductor equipment and products. We offer a comprehensive portfolio of products and systems for the broadband, wireless communications, photovoltaic and solid state lighting markets. We have developed extensive fiber optic module design, solar panel design, materials science expertise, process technology and MOCVD production system manufacturing expertise to address our customers' needs. Customers can take advantage of our vertically integrated solutions approach by purchasing custom-designed wafers and devices from us, or by manufacturing their own devices in-house using one of our MOCVD production systems configured to their specific needs. Our products and systems enable our customers to cost effectively introduce new and improved high performance products to the market faster in high volumes.

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


Systems-Related

EMCORE is a leading provider of compound semiconductor technology processes and MOCVD production systems. We believe that our proprietary TurboDisc(R) deposition technology makes possible one of the most cost-effective production processes for the commercial volume manufacture of high-performance compound semiconductor wafers and devices, which are integral to solid state lighting and global communications applications. Although overall demand for MOVCD systems has declined since fiscal 2001, we believe our overall market share has recently been increasing as a result of aggressive market penetration of new and higher-end products. Continuing EMCORE's standing as the world leader in GaN production platforms, EMCORE introduced the E300 GaNzilla(TM), the most powerful tool available for the production of high brightness blue and green LEDs. It offers the highest throughput in the industry for the growth of GaN materials. This product release has been highly successful with 14 systems shipped through March 31, 2003 and with installations in 3 continents. In addition, EMCORE recently introduced its Enterprise(R) 300LDM MOCVD production tool designed to achieve high quality materials and high yields for consumer electronic applications. This new tool produces devices for several applications including DVD and CD-ROMs. Engineered specifically for the high volume production of long wavelength infrared and visible lasers, VCSELs and InP-based electronic materials, EMCORE's 300LDM provides customers with run-to-run process control and is designed to accomplish excellent uniformity of thickness, doping and composition of epitaxial layers. In addition, EMORE's New Jersey facility successfully completed a QS 9000 surveillance audit in the second quarter of Fiscal 2003.


Materials-Related

     EMCORE offers a broad array of compound  semiconductor  wafers and devices,
including  photovoltaic  products,   fiber  optic  devices  and  components  and
electronic materials and devices.

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

     Fiber Optic Devices and Components. The proliferation of the Internet and the growth in volume of data being sent over local and wide area networks has placed a strain on the networking infrastructure. The demand for increased  bandwidth  has  resulted  in a need  for  both  faster  and more expansive networks. EMCORE's family of VCSELs and VCSEL array transceiver and transponder products, as well as our photodiode array components, serve the high-speed data communications network and telecommunications markets, including the Gigabit Ethernet, Fibre Channel, VSR OC-192, the emerging VSR OC-768 and related markets. EMCORE's strategy is to manufacture the otherwise high cost optical components and subassemblies in-house, using our proprietary technologies, to reduce the overall cost of our transceiver and transponder modules. EMCORE plans to capitalize on its oxide VCSEL manufacturing platform and expertise, by providing the industry with 1 Gbps, 2.5 Gbps, 10 Gbps (OC-192), and 40 Gbps (OC-768) solutions through single-channel serial, multi-channel parallel or wavelength-divisional multiplexing approaches. Leading electronic systems manufacturers are integrating VCSELs into a broad array of end-market applications including Internet access, digital cross-connect telecommunications switches, Infiniband optical bus, and fiber optic switching and routing, such as Gigabit Ethernet and SAN. EMCORE's fiber optic devices and components are designed to help solve the data bottle necking problems for distances under 300 meters in central office and point-of-presence environments and provide a cost effective alternative to more costly comparable serial interconnects.

     In January 2003, EMCORE acquired the West Coast optoelectronics division of Agere Systems, Inc. (Ortel) for $26.2 million in cash. The transaction included assets, products, technology and intellectual property related to Agere's cable TV optical components, telecom access and satellite communications operations, which had revenues of approximately $56 million in fiscal 2002. Ortel designs and manufactures high quality optoelectronic solutions that enable voice, video and data networks. Ortel's product offering includes 1310 nm and 1550 nm analog lasers, dense wavelength division multiplexing (DWDM) lasers, transmitter engines, photodiodes, fiber-to-the-home/curb/business components, wideband lasers and receivers, and optical links for long-haul antenna remoting.

     Electronic Materials and Devices. RF materials, including heterojunction bipolar transistors (HBTs) and enhancement-mode pseudomorphic high electron mobility transistors (pHEMTS), are compound semiconductor materials used in wireless communications. Compound semiconductor RF materials have a broader bandwidth and superior performance at higher frequencies than silicon-based materials. EMCORE currently produces 4-inch and 6-inch InGaP HBT materials including E-mode devices that are used for power amplifiers for next generation wireless infrastructure such as GSM, TDMA and CDMA multiband wireless handsets. InGaP HBT materials provide higher linearity, higher power added efficiency as well as greater reliability than first generation AlGaAs HBT technologies. EMCORE also manufactures MR sensors that are compound semiconductor devices that possess sensing capabilities. MR sensors improve vehicle performance through more accurate control of engine and crank shaft timing, which allows for improved spark plug efficiency and reduced emissions. In January 1997, EMCORE initiated shipments of compound semiconductor MR sensors using technology licensed to EMCORE from General Motors. This license allows EMCORE to manufacture and sell products using this technology.

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

The systems-related business is our TurboDisc(R) product line, which designs, develops and manufactures metal organic chemical vapor deposition (MOCVD) systems and manufacturing processes. Revenues for the systems-related business are derived primarily from sales of TurboDisc MOCVD systems, as well as spare parts, services, and other related products.

The materials-related business is comprised of our Photovoltaics, Fiber Optics, and Electronic Materials and Devices product lines. Photovoltaics revenues are derived primarily from the sales of satellite communications products including solar cells, covered interconnect solar cells (CICs) and solar panels. EMCORE's Fiber Optics designs, develops, and manufactures high speed optical transmitter modules, receiver modules and transponders utilizing EMCORE's leading-edge vertical cavity surface emitting lasers (VCSELs) and PIN (the "P", "I", "N" represent P-type, intrinsic and N-type semiconductor materials, respectively) photodiode array components for the data communications and telecommunications markets. EMCORE's recently acquired Ortel division, which is a part of the fiber optic group, designs and manufactures high quality optoelectronic solutions that enable voice, video and data networks. Ortel's product offerings include 1310 nm and 1550 nm analog lasers, dense wavelength division multiplexing (DWDM) lasers, transmitter engines, photodiodes, fiber-to-the-home/curb/business components, wideband lasers and receivers, and optical links for long-haul antenna remoting. Revenues from the Electronic Materials and Devices product line include wireless products, such as RF materials including HBTs and pHEMTS, and also MR sensors and process development technology.

The segments reported are the segments of EMCORE for which separate financial information is available and are evaluated regularly by executive management in deciding how to allocate resources and in assessing performance. Unaudited information about reported segments is as follows:

------------------------------------------- ---------- ------------ ----------- ------------ ------------ -----------
(in thousands)                               Systems   Materials                  Systems     Materials
                                            -related   -related       TOTAL      -related     -related      TOTAL

STATEMENT OF OPERATIONS                     Quarter 2   Quarter 2    Quarter 2   Quarter 2    Quarter 2    Quarter 2
                                             FY 2003     FY 2003     FY 2003      FY 2002      FY 2002     FY 2002

Three months ended March 31, 2003 & 2002
------------------------------------------- ---------- ------------ ----------- ------------ ------------ -----------

Revenues...................................   $10,777      $16,897     $27,674       $4,341      $18,737     $23,078
Cost of revenues...........................     7,186       17,737      24,923        6,853       25,355      32,208
                                            ---------- ------------ ----------- ------------ ------------ -----------
         Gross profit (loss)...............     3,591        (840)       2,751      (2,512)      (6,618)     (9,130)
         Gross margin......................      33.3%       (5.0%)        9.9%      (57.9%)      (35.3%)     (39.6%)

Operating expenses:
     Selling, general and administrative...     2,519        4,873       7,392        6,102        3,381       9,483
     Research and development..............     1,359        4,069       5,428        3,950        7,675      11,625
     Impairment and restructuring..........         -            -           -        4,672       31,267      35,939
                                            ---------- ------------ ----------- ------------ ------------ -----------
          Total operating expenses.........     3,878        8,942      12,820       14,724       42,323      57,047
                                            ---------- ------------ ----------- ------------ ------------ -----------

          Operating loss...................     ($287)     ($9,782)   ($10,069)    ($17,236)    ($48,941)   ($66,177)

Other expenses:
     Interest expense, net.................         -            -       1,741            -            -       1,682
     Equity in net loss of unconsolidated
        affiliate..........................         -            -         731            -            -         851
                                             ---------- ------------ ----------- ------------ ------------ -----------
        Total other expenses...............         -            -       2,472            -            -       2,533
                                             ---------- ------------ ----------- ------------ ------------ -----------
        Net loss...........................     ($287)     ($9,782)   ($12,541)    ($17,236)    ($48,941)   ($68,710)
XXX
------------------------------------------- ---------- ------------ ----------- ------------ ------------ -----------

------------------------------------------- ---------- ------------ ----------- ------------ ------------ -----------
(in thousands)                               Systems   Materials                  Systems     Materials
                                            -related   -related       TOTAL      -related     -related      TOTAL

STATEMENT OF OPERATIONS                      FY 2003     FY 2003      FY 2003     FY 2002      FY 2002      FY 2002

Six months ended March 31, 2003 & 2002
------------------------------------------- ---------- ------------ ----------- ------------ ------------ -----------
Revenues...................................  $24,619      $26,301     $50,920      $14,636      $27,579     $42,215
Cost of revenues...........................   16,172       29,771      45,943       12,264       36,536      48,800
                                            ---------- ------------ ----------- ------------ ------------ -----------
         Gross profit (loss)...............    8,447      (3,470)       4,977        2,372      (8,957)     (6,585)
         Gross margin......................     34.3%      (13.2%)        9.8%        16.2%      (32.5%)     (15.6%)

Operating expenses:
     Selling, general and administrative...    4,878        8,293      13,171       10,852        5,629      16,481
     Research and development..............    2,691        6,343       9,034        7,830       15,742      23,572
     Gain from debt extinguishment.........   (6,614)           -      (6,614)           -            -           -
     Impairment and restructuring..........        -            -           -        4,672       31,267      35,939
                                            ---------- ------------ ----------- ------------ ------------ -----------

          Total operating expenses.........      955       14,636      15,591       23,354       52,638      75,992
                                            ---------- ------------ ----------- ------------ ------------ -----------

          Operating income (loss)...........  $7,492     ($18,106)   ($10,614)    ($20,982)    ($61,595)   ($82,577)

Other expenses:
     Interest expense, net.................         -           -       3,522            -            -       2,610
     Other expense, net....................         -           -           -            -            -      13,262
     Equity in net loss of
        unconsolidated affiliate...........         -           -       1,302            -            -       1,228
                                            ---------- ------------ ----------- ------------ ------------ -----------
        Total other expenses...............         -           -       4,824            -            -      17,100
                                            ---------- ------------ ----------- ------------ ------------ -----------
        Net income (loss)                      $7,492    ($18,106)   ($15,438)    ($20,982)    ($61,595)   ($99,677)
------------------------------------------- ---------- ------------ ----------- ------------ ------------ -----------

          During the second quarter of fiscal 2002, EMCORE recorded pre-tax charges to income totaling $50.4 million, which included fixed asset impairment charges of $34.8 million, excess inventory reserve of $11.9 million, loss provision for accounts receivable of $2.6 million and severance charges of $1.1 million.

          The reportable operating segments are each managed separately because they manufacture and distribute distinct products and services. The table below outlines EMCORE's four different product lines:

                                           For the six months ended                      For the six months ended
                                                     March 31,                                   March 31,
                                                2003                  2002               2003                 2002
-------------------------------------- ----------------------------------------------------------------------------------
Product Lines                             Revenue     %       Revenue     %        Revenue    %         Revenue    %
-------------                             -------     -       -------     -        -------    -         -------    -
  Systems-related:
   TurboDisc...........................    $10,777    39%       $4,341    19%       $24,619   48%        $14,636   35%
  Material-related:
   Photovoltaics.......................      5,211    19%       10,958    47%        10,286   20%         12,787   30%
   Fiber Optics........................      9,685    35%        2,427    11%        11,971   24%          3,754    9%
   Electronic Materials & Devices......      2,001     7%        5,352    23%         4,044    8%         11,038   26%
                                       ----------- -------- ---------- -------- ----------- ------- ------------ -------
          TOTAL                           $27,674   100%       $23,078   100%       $50,920   100%       $42,215   100%
                                       =========== ======== ========== ======== =========== ======= ============ =======

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

The following chart contains a breakdown of EMCORE's consolidated revenues by geographic region:

                        For the three months ended March 31,         For the six months ended March 31,
                                2003                  2002                  2003                 2002
---------------------------------------------------------------- ------------------------------------------
Region:                    Revenue     %        Revenue     %        Revenue     %         Revenue    %
                           -------     -        -------     -        -------     -         -------    -

  North America.           $15,911    58%       $18,889    82%       $26,505    52%        $31,877    76%
  Asia..............         8,653    31%         2,063     9%        15,832    31%          4,794    11%
  Europe..........           3,110    11%         2,126     9%         8,583    17%          5,544    13%
---------------------------------------------------------------- ------------------------------------------
          TOTAL            $27,674   100%       $23,078   100%       $50,920   100%        $42,215   100%
                           =======   ====       =======   ====       =======   ====        =======   ====


Backlog

     As of March 31, 2003, EMCORE had a backlog believed to be firm of approximately $52.1 million, consisting of approximately $29.3 million of system-related orders and $22.8 million of materials-related orders. This compares to a backlog of $45.5 million as reported at September 30, 2002. The book-to-bill ratio for MOCVD systems was 1.46 for the three months ended March 31, 2003. The increase in backlog was attributable to increased demand for MOCVD systems and the $4.4 million of backlog acquired from Ortel. Historically, significant portions of our materials-related revenues are not reported in backlog since our customers have reduced lead times. Many of our materials-related sales usually occur within the same month when the purchase order is received. The backlog does not include orders for product that have not met qualification specifications, nor does it include anticipated service or component orders, estimated at $8 million annually, since these orders have very short lead times. We believe the entire backlog could be filled during the following twelve months. However, especially given the current market environment, customers may delay shipment of certain orders. Backlog also could be adversely affected if customers unexpectedly cancel purchase orders accepted by us.


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

     o Goodwill - In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, EMCORE reviews goodwill for impairment at the reporting unit level on an annual basis, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the carrying amount of goodwill for a particular reporting unit exceeds the implied fair value of that goodwill, an impairment loss not to exceed the carrying amount of goodwill is recognized in an amount equal to that excess. After the goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

     o Revenue Recognition - Revenues from systems-related sales are recognized upon shipment where product has met customer's specifications and when the title, ownership and risk of loss have passed to the customer. EMCORE's billing terms on system sales generally include a holdback of 10-20 percent on the total purchase price subject to completion of the installation and final acceptance process at the customer site. EMCORE defers this portion of revenue related to installation and final acceptance until such installation
          and   final    acceptance   has   been   completed.

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


Recent Accounting Pronouncement

FIN 45
In Novemver 2002, the Financial Acounting Standards Board ("FASB") issued Financial Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others. FIN 45 clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also requires enhanced and additional disclosures of guarantees in financial statements ending after December 15, 2002. In the normal course of business, EMCORE does not issue guarantees; accordingly, FIN 45 has no effect on the financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is to be applied prospectively to contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Management believes that adopting this statement will not have a material impact on the financial position, results of operations, or cash flows of EMCORE.


Results of Operations

     The following table sets forth the condensed consolidated Statement of Operations data of EMCORE expressed as a percentage of total revenues for the three and six months ended March 31, 2003 and 2002:



Statements of Operations Data:

                                                      For the three months    For the six months ended
                                                        ended March 31,               March 31,
                                                    ----------------------------------------------------
                                                        2003          2002         2003         2002
                                                        ----          ----         ----         ----

Revenues....................................            100.0%        100.0%      100.0%        100.0%
Cost of revenues............................             90.1%        139.6%       90.2%        115.6%
                                                    ----------------------------------------------------
              Gross profit (loss)...........              9.9%        (39.6)%       9.8%        (15.6)%

Operating expenses:
     Selling, general and administrative....              26.7%         41.1%       25.9%         39.0%
     Research and development...............              19.6%         50.3%       17.7%         55.8%
     Gain on debt extinguishment............                 -             -       (13.0)%         -
     Impairment and restructuring...........                 -         155.7%        -            85.2%
                                                    ----------------------------------------------------
          Total operating expenses..........              46.3%        247.1%       30.6%        180.0%
                                                    ----------------------------------------------------
               Operating loss...............             (36.4)%      (286.7)%     (20.8)%      (195.6)%

Other expenses:
     Interest expense, net.................                6.3%          7.3%        6.9%          6.2%
     Other expense, net....................                  -             -           -          31.4%
     Equity in net loss of unconsolidated affiliate        2.6%          3.7%        2.6%          2.9%
                                                    ----------------------------------------------------
          Total other expenses.............                8.9%         11.0%        9.5%         40.5%

               Net loss....................              (45.3)%      (297.7)%     (30.3)%      (236.1)%
                                                    ====================================================


Comparison of the three and six-month periods ended March 31, 2003 and 2002

     Revenues. EMCORE's revenues increased 20% or $4.6 million from $23.1 million for the three months ended March 31, 2002 to $27.7 million for the three months ended March 31, 2003. In January 2003, EMCORE acquired Ortel, which contributed approximately $7.1 million of materials-related revenues to the second quarter of fiscal 2003. This represents the highest revenue quarter that EMCORE has experienced since the quarter ended September 30, 2001. International sales accounted for 42% and 18% of revenues for the three months ended March 31, 2003 and 2002, respectively. For the six months ended March 31, 2003 and 2002, revenues increased 21% or $8.7 million from $42.2 to $50.9 million. Excluding the results of Ortel, revenues would have increased approximately $1.6 million from the prior period. International sales accounted for 48% and 24% of revenues for the six months ended March 31, 2003 and 2002, respectively. Due to the significant increase in quarter-over-quarter backlog and the Ortel acquisition, fiscal 2003 third quarter revenue is expected to increase approximately 20% over second quarter results to $32-$34 million.

     For the three-month periods ended March 31, 2003 and 2002, systems-related revenues increased 151% or $6.5 million from $4.3 million reported in the prior period to $10.8 million. Systems-related sales represented 39% and 19% of EMCORE's total consolidated revenues, respectively, for the quarters ended March 31, 2003 and 2002. The capital equipment market continues to be dominated by demand for gallium nitride LEDs. System shipments during the quarter were 80% LED related and 20% consumer electronics related. The number of MOCVD production systems shipped during the quarter increased 150% from 2 systems in fiscal 2002 to 5 systems in fiscal 2003. For the six months ended March 31, 2003 and 2002, systems-related revenues increased 68% or $10.0 million from $14.6 million reported in the prior period to $24.6 million. Systems-related sales represented 48% and 35% of EMCORE's total consolidated revenues, respectively, for the six-month periods ended March 31, 2003 and 2002. The number of MOCVD production systems shipped during the six-month periods increased 140% from 5 systems in 2002 to 12 systems in 2003. Second quarter component and service revenue in fiscal 2003 of $2.1 million increased as expected when compared to $1.4 million earned in the prior period. Based on EMCORE's backlog of system orders, management expects annual systems-related revenues to increase approximately 50% in fiscal 2003 when compared to fiscal 2002.

     For the three-month periods ended March 31, 2003 and 2002, materials-related revenues decreased 10% or $1.8 million from $18.7 million reported in the prior period to $16.9 million. On a product line basis, sales of photovoltaic products decreased $5.7 million or 52%, fiber optic devices and components increased $7.2 million or 299% and electronic materials and devices decreased $3.3 million or 63% from the prior period. Excluding the results of Ortel, materials-related revenues decreased 48% or $8.9 million from the prior period. Materials-related sales represented 61% and 81% of EMCORE's total consolidated revenues, respectively, for the quarters ended March 31, 2003 and 2002. For the six months ended March 31, 2003 and 2002, materials-related revenues decreased 5% or $1.3 million from $27.6 million reported in the prior period to $26.3 million. On a product line basis, sales of photovoltaic products decreased $2.5 million or 20%, fiber optic devices and components increased $8.2 million or 219% and electronic materials and devices decreased $7.0 million or 63% from the prior period. Excluding the results of Ortel, materials-related revenues decreased 30% or $8.4 million from the prior period. Materials-related sales represented 52% and 65% of EMCORE's total consolidated revenues, respectively, for the six-month periods ended March 31, 2003 and 2002.

     Sales of photovoltaic products, which include solar cells, CICs and solar panels, represented 19% and 47% of EMCORE's total consolidated revenues for the three months ended March 31, 2003 and 2002, respectively. For the six months ended March 31, 2003 and 2002, sales of photovoltaic products represented 20% and 30%, respectively, of EMCORE's total consolidated revenue. The decrease in revenue is attributable to the continued to weakness in satellite infrastructure spending, which has created delays in program deployment. Accordingly, we expect annual photovoltaic revenues will remain flat, or at best, modestly increase in fiscal 2003 compared to fiscal 2002.

     Sales of fiber optic products, which include VCSELs, VCSEL-based array transceivers and transponders, photodetectors, and Ortel's product lines represented 35% and 11% of EMCORE's total consolidated revenues for the three months ended March 31, 2003 and 2002, respectively. For the six-month periods ended March 31, 2003 and 2002, sales of fiber optic products represented 24% and 9%, respectively, of EMCORE's total consolidated revenue. EMCORE continues to work with customers to optimize our designs in packaged solutions. We expect these products to generate more revenue in fiscal 2003 than in fiscal 2002, due to the Ortel acquisition and as EMCORE finalizes the development and commercialization of new fiber optic products.

     Sales of electronic materials and device products, which include RF materials and MR sensors, represented 7% and 23% of EMCORE's total consolidated revenues for the three months ended March 31, 2003 and 2002, respectively. For the six-month periods ended March 31, 2003 and 2002, sales of electronic materials and device products represented 8% and 26%, respectively, of EMCORE's total consolidated revenue. RF materials are compound semiconductor materials that enable circuits and devices to operate at radio frequencies and are primarily used in cellular phones and base stations. In fiscal 2002, Motorola was the largest customer for the materials-related segment and revenues from Motorola represented approximately 13% of EMCORE's total fiscal 2002 revenues. EMCORE broadened its relationship with Motorola by selling them two EMCORE MOCVD systems, which may be used for both research and development and as an internal source of production for electronic materials. In light of the fact that Motorola has developed the capacity to supply a portion of their needs internally and due to the delayed introduction of InGaP HBTs into GSM handsets, RF materials related revenues have decreased significantly since fiscal 2002. This market is highly competitive, raw materials are extremely expensive and average selling prices have been declining over the past two years. As a result of continued weakness in market conditions for wireless infrastructure spending, we expect RF materials related revenue to decline in fiscal 2003 from fiscal 2002 and become less significant or strategic to overall EMCORE revenues. Quarterly revenues from our mature MR sensors product line decreased $0.3 million from the prior year as a result of the phase out of certain automotive models at General Motors. Our contract with General Motors expires in fiscal 2004.

     Gross Profit. EMCORE's gross profit was $2.8 million for the three months ended March 31, 2003 compared to a gross loss of $9.1 million for the three months ended March 31, 2002, representing a 130% increase totaling $11.9 million. For the three-month periods ended March 31, 2003 and 2002, gross margins increased from -40% to 10%. For the six-month periods ended March 31, 2003 and 2002, gross profit increased 176% or $11.6 million from -$6.6 million to $5.0 million. For the six-month periods ended March 31, 2003 and 2002, gross margins increased from -16% to 10%. The increase in gross profit occurred in both the systems-related and materials-related segments. An $11.9 million charge was recorded in the second quarter of fiscal 2002 to reserve for excess inventory that EMCORE believed it was carrying as a result of the market conditions. EMCORE continues to monitor its reserves and to the extent that inventories that have been reserved as excess are ultimately sold, such amounts will be disclosed in the future. Since EMCORE is operating at approximately 20% capacity, we anticipate that gross profits and margins will continue to be affected in the near term by any unabsorbed fixed costs.

     For the three months ended March 31, 2003 and 2002, EMCORE's gross profit on systems-related revenues increased 243% or $6.1 million from -$2.5 million to $3.6 million. Gross margins for systems-related revenues increased to 33% from -58%, for the three-month periods ended March 31, 2003 and 2002, respectively. For the six-month periods ended March 31, 2003 and 2002, gross profit on systems-related revenues increased 250% or $6.0 million from $2.4 million to $8.4 million. Gross margins for systems-related revenues increased to 34% from 16%, for the six-month periods ended March 31, 2003 and 2002, respectively. This gross margin increase was a result of a $4.2 million inventory charge in fiscal 2002 and differences in pricing and product mix of MOCVD systems sales. The average selling price for MOCVD systems sold during the second quarter of fiscal 2003 was approximately $1.6 million as compared to $1.1 million in the second quarter of fiscal 2002.

     For the three months ended March 31, 2003 and 2002, EMCORE's gross profit on materials-related revenues increased 87% or $5.8 million from -$6.6 million to -$0.8 million. Gross margins for materials-related revenues increased to -5.0% from -35%, for the three-month periods ended March 31, 2003 and 2002, respectively. For the six months ended March 31, 2003 and 2002, gross profit on materials-related revenues increased 61% or $5.5 million from -$9.0 million to -$3.5 million. Gross margins for materials-related revenues increased to -13% from -33%, for the six-month periods ended March 31, 2003 and 2002, respectively. The most significant factor contributing to these negative gross margins is unabsorbed overhead costs associated with lower revenues. The significant increase in gross margins is a direct result of a one-time $7.8 million inventory charge in fiscal 2002. Regarding unabsorbed expenses, EMCORE has a significant amount of fixed expenses relating to capital equipment and manufacturing overhead in its new facilities where materials-related products are manufactured. By December 2001, EMCORE's manufacturing facilities for its materials-related businesses were all completed and placed into service with the anticipation of expanding market prospects. Lower than forecasted materials-related revenues caused these fixed expenses to be allocated across reduced production volumes, adversely affecting gross profit and margins.

     Selling, General and Administrative. EMCORE's selling, general and administrative (SG&A) expenses decreased 22%, or $2.1 million, from $9.5 million for the three months ended March 31, 2002 to $7.4 million for the three months ended March 31, 2003. The Ortel acquisition added approximately $1.6 million to SG&A expenses in the second quarter of fiscal 2003. For the six-month periods ended March 31, 2003 and 2002, SG&A expenses decreased 20% or $3.3 million from $16.5 million to $13.2 million. The decrease was primarily related to fiscal 2002 restructuring programs, which involved headcount reduction and a cutback on marketing expenditures. As a percentage of revenue, SG&A expenses decreased from 39% for the six months ended March 31, 2002 to 27% in fiscal 2003. Assuming no further non-recurring charges and acquisitions, management expects annual SG&A expenses in fiscal year 2003 to continue to decrease in absolute dollars from fiscal 2002 as a result of implemented cost control and restructuring programs.

     Research and Development. EMCORE's research and development (R&D) expenses decreased 53%, or $6.2 million, from $11.6 million for the three months ended March 31, 2002 to $5.4 million for the three months ended March 31, 2003. The Ortel acquisition added approximately $1.1 million to R&D expenses in the second quarter of fiscal 2003. For the six-month periods ended March 31, 2003 and 2002, R&D expenses decreased 62% or $14.6 million from $23.6 million to $9.0 million. This decrease was due primarily to the deferral or elimination of certain non-critical research and development projects as well as less R&D costs being incurred on our fiber-optic product line as new components have been released for commercial use. As a percentage of revenue, R&D expenses decreased from 56% for the six months ended March 31, 2002 to 20% in 2003. Assuming no non-recurring charges and acquisitions, management expects annual R&D expenses in fiscal year 2003 to continue to decrease in absolute dollars from fiscal 2002 as a result of implemented cost control and restructuring programs.

     Gain From Debt Extinguishment. In December 2002, EMCORE purchased, in multiple transactions, $13.3 million principal amount of the notes at prevailing market prices, for an aggregate of approximately $6.3 million. As a result of the transaction, EMCORE recorded a gain from operations of approximately $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million.


     Impairment and Restructuring Charges. During the second quarter of fiscal 2002, EMCORE recorded pre-tax charges to income totaling $50.4 million, which included impairment charges of $34.8 million and restructuring charges of $1.1 million, an $11.9 million inventory writedown and a $2.6 million writedown of accounts receivable. All monetary obligations relating to these charges have been paid as of March 31, 2003.

     Impairment charges: EMCORE recorded $34.8 million of non-cash impairment charges related to its fixed assets. Of this charge, $11.3 million related to certain manufacturing assets that were disposed of. The remainder of the impairment charge related principally to EMCORE's Electronic Materials and Devices and Fiber Optics groups. During fiscal 2000 and 2001, EMCORE completed new facilities for these businesses in anticipation of expanding market prospects. Fiscal 2002 business forecasts indicated significantly diminished prospects for these units, primarily based on the downturn in the telecommunications industry. As a result of these circumstances, management determined that the long-lived assets of these groups should be assessed for impairment. Based on the outcome of this assessment, pursuant to SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", EMCORE recorded a $23.5 million non-cash asset impairment charge to fixed assets in the second quarter of 2002. Of the impairment charges recorded in the second quarter of fiscal 2002, $4.0 million related to EMCORE's systems-related business segment and $30.8 million related to the materials-related business segment.

     Restructuring charges: EMCORE's fiscal 2002 restructuring program consisted of the realignment of all engineering, manufacturing and sales/marketing operations, as well as workforce reductions. Included in the provision for impairment and restructuring charges were severance and fringe benefit charges of $1.1 million related to employee termination costs for 120 employees. Of the severance charges recorded in the second quarter of fiscal 2002, $0.6 million related to EMCORE's systems-related business segment and $0.5 million related to the materials-related business segment.


     Interest Expense, net. For the three-month periods ended March 31, 2003 and 2002, net interest expense remained constant at $1.7 million. For the six-month periods ended March 31, 2003 and 2002, net interest expense increased $0.9 million from $2.6 million reported in the prior period, to $3.5 million due to less investments in marketable securities.

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


     Equity in Unconsolidated Affiliate. Because EMCORE does not have a controlling economic and voting interest in its joint venture with General Electric Lighting, EMCORE accounts for it under the equity method of accounting. For the three and six months ended March 31, 2003, EMCORE incurred a net loss of $0.7 million and $1.3 million, respectively, related to the GELcore joint venture. For the three and six months ended March 31, 2002, EMCORE incurred a net loss of $0.9 million and $1.2 million, respectively, related to the GELcore joint venture.


     Income Taxes. As a result of its losses, EMCORE did not incur any income tax expense in both the three and six-month periods ended March 31, 2003 and 2002.




Liquidity and Capital Resources

     Working Capital

     EMCORE has funded operations to date through product sales, sales of equity, subordinated debt and borrowings under revolving credit facilities. Significant financial transactions include the following:

     o In May 2001, EMCORE issued $175.0 million of 5% convertible subordinated notes;
     o In March 2000, EMCORE raised approximately $127.5 million from an additional equity offering;
     o In June 1999, EMCORE raised approximately $52.0 million from a secondary public offering.

     At March 31, 2003, EMCORE had working capital of approximately $70.0 million. Working capital at September 30, 2002 was $111.8 million. Cash, cash equivalents and marketable securities at March 31, 2003 totaled $43.7 million, which reflects net cash usage of $40.5 million for fiscal 2003. The following four items accounted for virtually all of the cash usage:

o    $26.5 million  Acquisitions: ORTEL Corporation and Alvesta Corporation
o    $ 6.3 million  Repurchase of convertible subordinated notes
o    $ 4.5 million  Semi-annual  interest  payment on  convertible  subordinated notes
o    $ 2.0 million  Investment into GELcore joint venture


     Net Cash Used For Operations

     For the six-month period ended March 31, 2003, net cash used for operations totaled $4.6 million, an improvement of $19.5 million from the six-month period ended March 31, 2002, when net cash used for operating activities totaled $24.1 million. Included in EMCORE's fiscal 2003 net loss of $15.4 million were non-cash items of $6.6 million related to the gain from partial debt extinguishment and $9.9 million in depreciation and amortization expenses. Changes in balance sheet accounts for the six months ended March 31, 2003 and 2002 totaled $5.4 million and -$1.1 million, respectively. Improvements in receivable collections and inventory turnover more than offset payments made on liabilities during fiscal 2003. During fiscal 2002, EMCORE proceeded with a restructuring program, consisting of the realignment of all engineering, manufacturing and sales/marketing operations, as well as workforce reductions. This restructuring should enable us to achieve our goal of having positive cash flow from operations by the end of fiscal 2003, assuming revenues in fiscal 2003 are consistent with revenues in fiscal 2002.
                                                                            26

     Net Cash Provided by Investment Activities

     For the six months ended March 31, 2003, net cash provided by investment activities totaled $6.3 million. For the six months ended March 31, 2002, net cash provided by investment activities totaled $0.5 million.

o Capital expenditures - Fiscal 2003 capital expenditures were $0.9 million compared with $5.7 million in fiscal 2002. As part of our ongoing effort to conserve cash, EMCORE's capital expenditures in fiscal 2003 consisted almost solely of sustaining capital purchases. EMCORE estimates total capital expenditures in fiscal 2003 to be approximately $2.5 million.

o Acquisitions - In December 2002, EMCORE acquired certain assets of privately held Alvesta Corporation of Sunnyvale, California. The total cash purchase price, including acquisition costs, was approximately $250,000. In January 2003, EMCORE purchased Ortel for $26.2 million in cash.

o Investments - For both the six-month periods ending March 31, 2003 and 2002, investments in EMCORE's GELcore joint venture totaled approximately $2.0 million each. EMCORE expects to invest an additional $1.5 million into the GELcore joint venture by September 30, 2003.

o Repayment of loan - In November 2001, EMCORE received payment from UTCI of $5.0 million for a related party loan made in August 2001.

o Marketable securities - For the six-month period ending March 31, 2003, EMCORE's net investment in marketable securities decreased by $35.6 million in order to fund acquisitions and operations.


     Net Cash Provided By (Used For) Financing Activities

     Net cash used for financing activities in the six-month period ended March 31, 2003 amounted to approximately $6.5 million of which $6.6 million related to the partial repurchase of our convertible subordinated notes. Net cash provided by financing activities in the six-month period ended March 31, 2002 amounted to approximately $5.3 million of which $4.2 million related to proceeds received from the exercise of common stock warrants which were due.


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

     In May 2002, the Board of Directors authorized EMCORE from time to time to repurchase a portion of the notes in one or more open market transactions, in accordance with certain guidelines. In December 2002, EMCORE purchased, in multiple transactions, $13.3 million principal amount of the notes at prevailing market prices, for an aggregate purchase price of approximately $6.3 million. As a result of the transaction, EMCORE recorded a gain from operations of approximately $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million. Annual interest expense in future periods also has been decreased by approximately $650,000. EMCORE may continue to repurchase notes through various means, including but not limited to one or more open market or privately negotiated transactions in future periods. The timing and amount of repurchase, if any, whether de minimis or material, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the convertible notes and overall market conditions.

     In fiscal 2000, GELcore entered into a Revolving Loan Agreement (the "GELcore Credit Facility") with General Electric Canada, Inc., an affiliate of GE, which is the owner of a 51% controlling share of GELcore. The GELcore Credit Facility provides for borrowings of up to Canadian $7.5 million (US $5.1 million at March 31, 2003) at a rate of interest based on prevailing Canadian interest rates. Amounts outstanding under the GELcore Credit Facility are payable on demand, and the GELcore Credit Facility expires in August 2003. EMCORE has guaranteed 49% (i.e. its proportionate share) of GELcore's obligations under the GELcore Credit Facility. As of March 31, 2003, US $2.7 million was outstanding under the GELcore Credit Facility.

     As of March 31, 2003, EMCORE had a remaining 2.0 million shares of common stock available on a filed shelf registration statement previously declared effective by the SEC.


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

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The following matters were submitted to a vote of shareholders at EMCORE's 2003 Annual Meeting of Shareholders held February 27, 2003:

     a)   Election of Director.
                                                Number of Shares:
                                              For             Withheld
                  Thomas G. Werthan          32,911,274       1,053,209

     b) Ratify selection of Deloitte & Touche LLP as independent auditors of the Company for fiscal year ended September 30, 2003.

                                    Number of Shares:
                        For               Against             Abstain
                    26,645,357           7,315,075             4,051

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

               * These documents are being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

          (b)  Reports on Form 8-K

               o Form 8-K dated February 4, 2003; announcing the Ortel acquisition.
               o Form 8-K dated March 11, 2003; announcing that the Board of Directors of EMCORE appointed John M. Gillen as a Director.






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EMCORE CORPORATION


  Date:     May 15, 2003       By:  /s/ Reuben F. Richards, Jr.
                                  ---------------------------------------------
                                  Reuben F. Richards, Jr.
                                  President and Chief Executive Officer

  Date:  May 15, 2003          By:  /s/ Thomas G. Werthan
                                  ---------------------------------------------
                                  Thomas G. Werthan
                                  Vice President and Chief Financial Officer

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




Date: May 15, 2003
                                                    /s/  Reuben F. Richards, Jr.
                                                    Reuben F. Richards, Jr.
                                                    President and CEO

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




Date: May 15, 2003
                                                       /s/ Thomas G. Werthan
                                                       ------------------------
                                                       Thomas G. Werthan
                                                       Chief Financial Officer

                                  EXHIBIT INDEX

   Exhibit Number     Description
   --------------     -----------
        99.1          Certification of the Chief Executive Officer pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

        99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*



         * These documents are being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

                                                                Exhibit 99.1
                                                                ------------



      STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of EMCORE Corporation (the "Company") for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Reuben F. Richards, Jr., President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: 1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                 /s/ Reuben F. Richards, Jr.
                                                 ---------------------------
                                                 Reuben F. Richards, Jr.
                                                 May 15, 2003


A signed original of this written statement required by Section 906 has been provided to EMCORE Corporation and will be retained by EMCORE Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                   Exhibit 99.2
                                                                   ------------


      STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of EMCORE Corporation (the "Company") for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas G. Werthan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: 1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and 2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                    /s/ Thomas G. Werthan
                                                    ---------------------
                                                    Thomas G. Werthan
                                                    May 15, 2003


A signed original of this written statement required by Section 906 has been provided to EMCORE Corporation and will be retained by EMCORE Corporation and furnished to the Securities and Exchange Commission or its staff upon request.