Form 10-Q
period 2003-08-13
EMCORE CORP
filed 2003-08-14
CIK 808326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one):

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

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

The number of shares of the registrant's common stock, no par value, outstanding as of August 1, 2003 was 37,199,816.

ITEM 1.  Financial Statements

                                                EMCORE CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                            For the three and nine months ended June 30, 2003 and 2002
                                       (in thousands, except loss per share)
                                                    (unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                   June 30,                      June 30,
                                                              ----------------------------------------------------
                                                               2003          2002           2003           2002
                                                              ----------------------------------------------------
Revenues:
  Systems-related........................................     $15,145       $9,910         $39,764        $24,546
  Materials-related......................................      17,035       10,365          43,336         37,944
                                                              ----------------------------------------------------
    Total revenues.......................................      32,180       20,275          83,100         62,490

Cost of revenues:
  Systems-related........................................      10,028        6,859          26,200         19,123
  Materials-related......................................      16,377       10,889          46,148         47,425
                                                              ----------------------------------------------------
    Total cost of revenues...............................      26,405       17,748          72,348         66,548
                                                              ----------------------------------------------------

      Gross profit (loss)................................       5,775        2,527          10,752        (4,058)

Operating expenses:
  Selling, general and administrative....................       7,673        6,522          20,844         23,003
  Research and development...............................       5,480        9,398          14,514         32,970
  Gain from debt extinguishment..........................           -            -         (6,614)              -
  Impairment and restructuring...........................           -            -               -         35,939
                                                              ----------------------------------------------------
    Total operating expenses.............................      13,153       15,920          28,744         91,912
                                                              ----------------------------------------------------

      Operating loss.....................................      (7,378)     (13,393)        (17,992)       (95,970)

Other expenses:
  Interest expense, net..................................       1,821        1,761           5,343          4,371
  Other expense, net.....................................           -            -               -         13,262
  Equity in net loss of unconsolidated affiliate.........          33          769           1,335          1,997
                                                              ----------------------------------------------------
    Total other expenses.................................       1,854        2,530           6,678         19,630
                                                              ----------------------------------------------------

      Net loss...........................................     $(9,232)    $(15,923)       $(24,670)     $(115,600)
                                                              ====================================================

Per Share Data:
Weighted average basic and diluted shares outstanding
used in per share calculations...........................      37,051       36,683          36,922         36,496
                                                              ----------------------------------------------------

Net loss per basic and diluted share.....................     $(0.25)      $(0.43)         $(0.67)        $(3.17)
                                                              ====================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                     EMCORE CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                         As of June 30, 2003 and September 30, 2002
                                                       (in thousands)

                                                                                           As of               As of
                                                                                         June 30,          September 30,
                                     ASSETS                                                2003                2002
                                                                                        (unaudited)
Current assets:
  Cash and cash equivalents.......................................................         $31,742            $42,716
  Marketable securities...........................................................           6,252             41,465
  Accounts receivable, net .......................................................          21,220             23,817
  Accounts receivable - related party.............................................             464                518
  Inventories.....................................................................          30,307             31,027
  Other current assets............................................................           1,793              1,188
                                                                                   -----------------------------------------
       Total current assets.......................................................           91,778            140,731

Property, plant and equipment, net................................................           98,120            101,302
Goodwill..........................................................................           30,366             20,384
Intangible assets, net............................................................            5,729              3,042
Investments in unconsolidated affiliate...........................................            9,107              8,482
Other assets, net.................................................................           10,591             12,002
                                                                                   -----------------------------------------

       Total assets...............................................................         $245,691           $285,943
                                                                                   =========================================

                       LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................................          $11,068            $10,346
  Accrued expenses................................................................           13,243             12,875
  Customer deposits...............................................................            1,372              5,604
  Capitalized lease obligation - current..........................................               65                 81
                                                                                   -----------------------------------------
       Total current liabilities..................................................           25,748             28,906

Convertible subordinated notes....................................................          161,750            175,000
Capitalized lease obligation, net of current portion..............................               53                 87
                                                                                   -----------------------------------------

       Total liabilities..........................................................          187,551            203,993

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.0001 par, 5,882 shares authorized, no shares
    outstanding...................................................................                -                  -
   Common stock, no par value, 100,000 shares authorized, 37,172 shares issued and 37,152 outstanding at June 30, 2003; 36,772 shares issued
   and 36,752 outstanding at September 30, 2002...................................          334,908            334,051
   Accumulated deficit............................................................         (275,583)          (250,913)
   Accumulated other comprehensive loss...........................................             (219)              (222)
   Shareholders' notes receivable.................................................              (34)               (34)
   Treasury stock, at cost; 20 shares.............................................             (932)              (932)
                                                                                   -----------------------------------------

       Total shareholders' equity.................................................           58,140             81,950
                                                                                   -----------------------------------------
       Total liabilities and shareholders' equity.................................         $245,691           $285,943
                                                                                   =========================================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                                EMCORE CORPORATION
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the nine months ended June 30, 2003 and 2002
                                                  (in thousands)
                                                   (unaudited)

                                                                                   Nine Months Ended June 30,
                                                                                 --------------------------------
                                                                                      2003            2002
                                                                                 --------------------------------
Cash flows from operating activities:
Net loss........................................................................   $(24,670)        $(115,600)
                                                                                 --------------------------------
Adjustments to reconcile net loss to net cash used for operating activities:
   Gain from debt extinguishment................................................     (6,614)                -
   Depreciation and amortization................................................      14,616           13,633
   Provision for doubtful accounts..............................................         575            1,579
   Equity in net loss of unconsolidated affiliate...............................       1,335            1,997
   Compensatory stock issuances.................................................         564              573
   Impairment of equity investment..............................................           -           13,262
   Loss from impairment, restructuring and other charges........................           -           50,443
   Reduction of note receivable.................................................         481                -
   Decrease (increase) in assets:
            Accounts receivable.................................................       2,022            6,768
            Accounts receivable - related party.................................          54            1,683
            Inventories.........................................................       7,249            3,315
            Other current assets................................................       (605)            2,257
            Other assets........................................................       (137)            (586)
   Increase (decrease) in liabilities:
            Accounts payable....................................................         722          (6,049)
            Accrued expenses....................................................     (1,732)          (3,971)
            Customer deposits...................................................     (4,232)              480
            Other...............................................................          40              145
                                                                                 --------------------------------
                 Total adjustments..............................................      14,338           85,529
                                                                                 --------------------------------
    Net cash used for operating activities......................................     (10,332)         (30,071)
                                                                                 --------------------------------

Cash flows from investing activities:
Purchase of property, plant, and equipment......................................      (1,319)          (6,460)
Investments in unconsolidated affiliate.........................................      (1,960)          (1,960)
Proceeds from collection of related party notes receivable......................            -            5,000
Cash paid for acquisition, net of cash acquired.................................     (26,450)         (25,084)
Proceeds from sales of marketable securities, net...............................       35,176           35,916
                                                                                 --------------------------------
    Net cash provided by investing activities...................................        5,447            7,412
                                                                                 --------------------------------

Cash flows from financing activities:
Repurchase of convertible subordinated notes....................................      (6,317)                -
Payments on capital lease obligations...........................................         (65)             (67)
Proceeds from exercise of stock options and employee stock purchase plan........          293            1,583
Proceeds from exercise of stock purchase warrants...............................            -            4,194
                                                                                 --------------------------------
    Net cash (used for) provided by financing activities........................      (6,089)            5,710
                                                                                 --------------------------------

Net decrease in cash and cash equivalents.......................................     (10,974)         (16,949)

Cash and cash equivalents, beginning of period..................................       42,716           71,239
                                                                                 --------------------------------
Cash and cash equivalents, end of period........................................      $31,742          $54,290
                                                                                 ================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest...................................       $8,496           $8,229
                                                                                 ================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                         EMCORE CORPORATION
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the years ended September 30, 2001 and 2002 and the nine months ended June 30, 2003 (unaudited)
                                                           (in thousands)

                                                                                  Accumulated
                                                Common    Common                    Other      Shareholders'               Total
                                                Stock     Stock     Accumulated  Comprehensive     Notes     Treasury  Shareholders'
                                                Shares    Amount      Deficit    Income (Loss)  Receivable    Stock       Equity
                                                ------------------------------------------------------------------------------------

    Balance at September 30, 2000.............  33,972   $314,780   $(108,864)             $5       $(6,360)  $(239)      $199,322

Net loss......................................                        (12,288)                                            (12,288)

Unrealized loss on marketable securities......                                         (8,085)                             (8,085)

Translation adjustment........................                                           (234)                               (234)
                                                                                                                          ----------

  Comprehensive loss..........................                                                                            (20,607)

Issuance of common stock in connection
  with acquisitions...........................      41      1,840                                                           1,840

Stock option exercise.........................     438      3,248                                                           3,248

Stock purchase warrant exercise...............   1,111     5,509                                                            5,509

Compensatory stock issuances..................      34     1,505                                                            1,505

Issuance of common stock - Employee Stock
Purchase Plan.................................      17       677                                                              677

Treasury stock................................    (16)                                                         (693)         (693)

Redemptions of shareholders' notes
receivable....................................                                                         6,326                 6,326
                                                ------------------------------------------------------------------------------------

    Balance at September 30, 2001.............  35,597    327,559    (121,152)        (8,314)           (34)   (932)       197,127

Net loss......................................                       (129,761)                                           (129,761)

Impairment of equity investment...............                                          8,421                                8,421

Unrealized loss on marketable securities......                                          (308)                                (308)

Translation adjustment........................                                           (21)                                 (21)
                                                                                                                          ----------

  Comprehensive loss..........................                                                                           (121,669)

Stock option exercise.........................     159      1,023                                                            1,023

Stock purchase warrant exercise...............     823      4,194                                                            4,194

Compensatory stock issuances..................     125        714                                                              714

Issuance of common stock - Employee
Stock Purchase Plan...........................      48        561                                                              561
                                                ------------------------------------------------------------------------------------

    Balance at September 30, 2002.............  36,752    334,051    (250,913)          (222)           (34)   (932)        81,950


Net loss......................................                        (24,670)                                            (24,670)

Unrealized loss on marketable securities......                                           (37)                                 (37)

Translation adjustment........................                                             40                                   40
                                                                                                                          ----------

  Comprehensive loss..........................                                                                            (24,667)

Stock option exercise.........................      68        122                                                              122

Compensatory stock issuances..................     243        564                                                              564

Issuance of common stock - Employee
Stock Purchase Plan...........................      89        171                                                              171
                                                ------------------------------------------------------------------------------------

    Balance at June 30, 2003..................  37,152   $334,908   $(275,583)         $(219)          $(34)  $(932)       $58,140
                                                ====================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of EMCORE Corporation and its subsidiaries (EMCORE). These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for the full year.

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

NOTE 2. Segment Data and Related Information

EMCORE has two reportable operating segments: the systems-related business and the materials-related business. The segments reported are the segments of EMCORE for which separate financial information is available and evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

The systems-related business is our TurboDisc(R) product line which designs, develops and manufactures metal organic chemical vapor deposition (MOCVD) systems and manufacturing processes. Revenues for the systems-related business are derived primarily from sales of TurboDisc MOCVD systems, as well as spare parts, services, and other related products.

The materials-related business is comprised of our Fiber Optics, Photovoltaics, and Electronic Materials and Devices product lines. EMCORE's Fiber Optics product line group designs, develops, and manufactures high speed optical transmitter modules, receiver modules and transponders utilizing EMCORE's leading-edge vertical cavity surface emitting lasers (VCSELs) and PIN (the "P", "I", "N" represent P-type, intrinsic and N-type semiconductor materials, respectively) photodiode array components for the data communications and telecommunications markets. In January 2003, EMCORE purchased Agere System, Inc.'s cable television transmission systems, telecom access and satellite communications components business, formerly Ortel Corporation (Ortel), for $26.2 million in cash. Ortel, which is a part of EMCORE's fibers optic group, designs and manufactures high quality optoelectronic solutions that enable voice, video and data networks. Ortel's product offerings include 1310 nm and 1550 nm analog lasers, dense wavelength division multiplexing (DWDM) lasers, transmitter engines, photodiodes, fiber-to-the-home/curb/business components, wideband lasers and receivers, and optical links for long-haul antenna remoting. Photovoltaics revenues are derived primarily from the sales of satellite communications products including solar cells, covered interconnect solar cells
(CICs) and solar panels. Revenues from the Electronic Materials and Devices product line include wireless products, such as radio frequency (RF) materials including heterojunction bipolar transistors (HBTs) and enhancement-mode pseudomorphic high electron mobility transistors (pHEMTS), and also magneto resistive (MR) sensors and process development technology.

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Unaudited information about reported segments is as follows:

-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                            Systems-  Materials-  Unallocated            Systems-  Materials-  Unallocated
                                          related    related      expenses    TOTAL    related    related     expenses      TOTAL
                                            2003       2003         2003      2003       2002       2002        2002        2002
STATEMENTS OF OPERATIONS
Three months ended June 30,
-----------------------------------------------------------------------------------------------------------------------------------

Revenues.............................      $15,145     $17,035           -    $32,180    $9,910     $10,365            -    $20,275
Cost of revenues.....................       10,028      16,377           -     26,405     6,859      10,889            -     17,748
                                           ----------------------------------------------------------------------------------------
  Gross profit (loss)................        5,117         658           -      5,775     3,051       (524)            -      2,527
  Gross margin.......................        33.8%        3.9%           -      17.9%     30.8%      (5.1)%            -      12.5%

Operating expenses:
  Selling, general and
  administrative.....................        2,350       5,323           -      7,673     2,905       3,617            -      6,522
  Research and development...........        1,340       4,140           -      5,480     1,606       7,792            -      9,398
                                           ----------------------------------------------------------------------------------------
    Total operating expenses.........        3,690       9,463           -     13,153     4,511      11,409            -     15,920
                                           ----------------------------------------------------------------------------------------

  Operating income (loss)............        1,427     (8,805)           -    (7,378)   (1,460)    (11,933)            -   (13,393)

Other expenses:
  Interest expense, net..............            -           -        1,821     1,821         -           -        1,761     1,761
  Equity in net loss of
  unconsolidated affiliate...........            -           -           33        33         -           -          769       769
                                           ----------------------------------------------------------------------------------------
    Total other expenses.............            -           -        1,854     1,854         -           -        2,530     2,530
                                           ----------------------------------------------------------------------------------------
      Net income (loss)..............       $1,427    $(8,805)       $1,854  $(9,232)  $(1,460)   $(11,933)       $2,530  $(15,923)
                                           ========================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                            Systems-  Materials-  Unallocated            Systems-  Materials-  Unallocated
                                          related    related      expenses    TOTAL    related    related     expenses      TOTAL
                                            2003       2003         2003      2003       2002       2002        2002        2002
STATEMENTS OF OPERATIONS
Nine months ended June 30,
-----------------------------------------------------------------------------------------------------------------------------------

Revenues.............................      $39,764     $43,336            -   $83,100   $24,546     $37,944            -    $62,490
Cost of revenues.....................       26,200      46,148            -    72,348    19,123      47,425            -     66,548
                                           ----------------------------------------------------------------------------------------
  Gross profit (loss)................       13,564     (2,812)            -    10,752     5,423     (9,481)            -    (4,058)
  Gross margin.......................        34.1%      (6.5)%                  12.9%     22.1%     (25.0)%                   (6.5)%

Operating expenses:
  Selling, general and
  administrative.....................        7,228      13,616            -    20,844    13,757       9,246            -     23,003
  Research and development...........        4,031      10,483            -    14,514     9,436      23,534            -     32,970
  Gain from debt extinguishment......            -           -       (6,614)  (6,614)         -           -            -          -
  Impairment and restructuring.......            -           -            -         -     4,672      31,267            -     35,939
                                           ----------------------------------------------------------------------------------------
    Total operating expenses.........       11,259      24,099      (6,614)    28,744    27,865      64,047            -     91,912
                                           ----------------------------------------------------------------------------------------

      Operating income (loss)........        2,305    (26,911)        6,614  (17,992)  (22,442)    (73,528)            -   (95,970)

Other expenses:
  Interest expense, net..............            -           -        5,343     5,343         -           -        4,371      4,371
  Other expense, net.................            -           -            -         -         -           -       13,262     13,262
  Equity  in net loss of
  unconsolidated affiliate...........            -           -        1,335     1,335         -           -        1,997      1,997
                                           ----------------------------------------------------------------------------------------
    Total other expenses.............            -           -        6,678     6,678         -           -       19,630     19,630
                                           ----------------------------------------------------------------------------------------

      Net income (loss)..............       $2,305   $(26,911)        $(64) $(24,670) $(22,442)   $(73,528)      $19,630 $(115,600)
                                           ========================================================================================

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the second quarter of fiscal 2002, EMCORE recorded pre-tax charges to income totaling $50.4 million, which included fixed asset impairment charges of $34.8 million, excess inventory reserve of $11.9 million, loss provision for accounts receivable of $2.6 million and restructuring charges of $1.1 million.

The reportable operating segments are each managed separately because they manufacture and distribute distinct products and services. The table below outlines EMCORE's four different product lines:

                                          For the three months ended June 30,       For the nine months ended June 30,
                                               2003                2002                  2003                 2002
----------------------------------------------------------------------------------------------------------------------
Product Lines                             Revenue     %       Revenue     %         Revenue    %         Revenue    %
-------------                             -------     -       -------     -         -------    -         -------    -
Systems-related:
 TurboDisc..........................      $15,145    47%       $9,910    49%        $39,764   48%        $24,546   40%
Material-related:
 Fiber Optics.......................       11,192    35%        2,575    13%         23,163   28%          6,329   10%
 Photovoltaics......................        3,035     9%        3,055    15%         13,321   16%         15,842   25%
 Electronic Materials & Devices.....        2,808     9%        4,735    23%          6,852    8%         15,773   25%
                                          -----------------------------------------------------------------------------
   TOTAL                                  $32,180    100%      $20,275   100%        $83,100  100%        $62,490  100%
                                          =======    ====      =======   ====        =======  ====        =======  ====

In January 2003, EMCORE acquired Ortel, which contributed approximately $8.2 million and $15.3 million of fiber optic revenues in the three and nine months ended June 30, 2003, respectively.

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

The following chart contains a breakdown of EMCORE's consolidated revenues by geographic region:

                                          For the three months ended June 30,       For the nine months ended June 30,
                                               2003                2002                  2003                 2002
-----------------------------------------------------------------------------------------------------------------------
Region:                                   Revenue     %       Revenue     %         Revenue    %         Revenue    %
                                          -------     -       -------     -         -------    -         -------    -
  North America.....................      $20,237     63%     $14,471     71%       $46,742    56%       $46,348    74%
  Asia..............................       10,114     31%       4,089     20%        25,946    31%         8,883    14%
  Europe............................        1,829      6%       1,715      9%        10,412    13%         7,259    12%
                                          -----------------------------------------------------------------------------
    TOTAL                                 $32,180    100%     $20,275    100%       $83,100   100%       $62,490   100%
                                          =======    ====     =======    ====       =======   ====       =======   ====

NOTE 3.  Acquisitions

In December 2002, EMCORE acquired certain assets of privately held Alvesta Corporation of Sunnyvale, California. Alvesta Corporation was an industry leader in the research and development of parallel optic transceivers for fiber optic communication networks. Alvesta pioneered four channel parallel optic transceivers for the Optical Internetworking Forum, 10G Fibre Channel, 10 Gigabit Ethernet and Infiniband applications. Alvesta's product revenues from sales of its four-channel products were approximately $5.0 million in 2001. The total cash purchase price, including acquisition costs, was approximately $250,000. The transaction included the acquisition of intellectual property and inventory. In addition, EMCORE hired six employees of Alvesta's key design team.

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In January 2003, EMCORE acquired Ortel for $26.2 million in cash. Ortel designs and manufactures high quality optoelectronic solutions that enable voice, video and data networks. Ortel contributed approximately $8.2 million and $15.3 million of fiber optic revenues in the three and nine months ended June 30, 2003, respectively. The following unaudited condensed consolidated pro forma financial statement has been prepared to give effect to EMCORE's acquisition of certain assets and liabilities of Ortel. It does not purport to represent what the consolidated results of operations or financial position of EMCORE would actually have been if the acquisition had occurred on the dates referred to below, nor does it purport to project the results of operations or financial position of EMCORE for any future period.

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

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

                            Condensed Consolidated Pro Forma Statement of Operations Data

                                        For the year ended September 30, 2002

                                               EMCORE         Ortel       Adjustments   Footnotes      Pro Forma
                                               ------         -----       -----------   ---------      ---------
Revenues................................       $87,772       $55,800           -                       $143,572
Net loss................................      (129,761)     (223,906)       191,471         1          (162,196)
                                              =========     =========       =======                    =========

Net loss per basic and diluted share....       $(3.55)                                                  $(4.44)
                                               =======                                                  =======

                                      For the three months ended June 30, 2003

                                               EMCORE         Ortel       Adjustments   Footnotes      Pro Forma
                                               ------         -----       -----------   ---------      ---------
Revenues................................      $32,180       $8,212          $(8,212)      2         $32,180
Net loss................................      (9,232)       (2,013)          2,013        2         (9,232)
                                              =======       =======          =====                  =======

Net loss per basic and diluted share....      $(0.25)                                               $(0.25)
                                              =======                                               =======

                                      For the three months ended June 30, 2002

                                               EMCORE         Ortel       Adjustments   Footnotes      Pro Forma
                                               ------         -----       -----------   ---------      ---------
Revenues................................      $20,275       $13,288            -                        $33,563
Net loss................................      (15,923)      (12,402)           -                        (28,325)
                                              ========      ========           =                        ========

Net loss per basic and diluted share...       $(0.43)                                                   $(0.76)
                                              =======                                                   =======

                                       For the nine months ended June 30, 2003

                                               EMCORE         Ortel       Adjustments   Footnotes      Pro Forma
                                               ------         -----       -----------   ---------      ---------
Revenues...............................       $83,100        $25,400       $(15,329)        2           $93,171
Net loss...............................      (24,670)        (8,053)         3,581          2           (29,142)
                                             ========        =======         =====                      ========

Net loss per basic and diluted share...       $(0.67)                                                   $(0.79)
                                              =======                                                   =======

                                       For the nine months ended June 30, 2002

                                               EMCORE         Ortel       Adjustments   Footnotes      Pro Forma
                                               ------         -----       -----------   ---------      ---------
Revenues...............................       $62,490        $44,334          -                        $106,824
Net loss...............................      (115,600)       (29,294)         -                        (144,894)
                                             =========       ========         =                        =========

Net loss per basic and diluted share...       $(3.17)                                                   $(3.97)
                                              =======                                                   =======

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

(2) An adjustment was made to eliminate the sales and net losses recorded twice in the table above during the period from January 21, 2003, the date EMCORE purchased Ortel, through June 30, 2003 ("Consolidation Period"). During that period, Ortel's financial information was consolidated into EMCORE; however, to accurately depict the financial position of both entities for the three and nine months ended June 30, 2003, both sales and net loss were shown on a 'stand alone' basis, and properly adjusted for by backing out the amounts during the Consolidation Period to determine the pro forma information.

The effects of the acquisition have been presented using the purchase method of accounting. The total purchase price of the transaction has been allocated to assets and liabilities based on management's estimate of their fair values. The following represents the allocation of the purchase price over the estimated fair values of the acquired assets and assumed liabilities of Ortel.

Cash.................................................                    $25,000
Acquisition costs....................................                      1,200
                                                                         -------
    Total purchase price.............................                    $26,200
                                                                         =======
Allocation of purchase price based on fair values:
  Assets acquired:
    Inventories......................................                     $6,473
    Property, plant and equipment....................                      8,570
    Identifiable intangible assets...................                      3,274
    Goodwill.........................................                      9,983
  Less: warranty reserve.............................                    (2,100)
                                                                         -------
    Net assets acquired..............................                    $26,200
                                                                         =======

NOTE 4.  Joint Venture

In January 1999, General Electric Lighting and EMCORE formed GELcore, a joint venture to develop and market HB-LED lighting products. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid-state lighting. Under the terms of the joint venture agreement, EMCORE has a 49% non-controlling interest in the GELcore venture. EMCORE accounts for this related party investment of an unconsolidated affiliate using the equity method of accounting.

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 5.  Balance Sheet Data

o    Accounts receivable, net
     The components of accounts receivable consisted of the following:

(in thousands)                                    At                  At
                                             June 30, 2003    September 30, 2002
                                             -------------    ------------------

Accounts receivable.....................           $20,657               $24,029
Accounts receivable - unbilled..........             2,395                 3,135
                                                   -------               -------
                                                    23,052                27,164

Allowance for doubtful accounts.........           (1,832)               (3,347)
                                                   -------               -------
      Total.............................           $21,220               $23,817
                                                   =======               =======

o    Inventories, net
     The components of inventories consisted of the following:

(in thousands)                                    At                  At
                                             June 30, 2003    September 30, 2002
                                             -------------    ------------------

Raw materials...........................           $13,774               $17,497
Work-in-process.........................            11,785                11,152
Finished goods..........................             4,748                 2,378
                                                   -------               -------
      Total.............................           $30,307               $31,027
                                                   =======               =======

o    Property, Plant and Equipment
     The components of property, plant and equipment consisted of the following:

(in thousands)                                    At                  At
                                             June 30, 2003    September 30, 2002
                                             -------------    ------------------

Land....................................            $2,502                $2,502
Building and improvements...............            61,135                60,777
Equipment...............................            77,137                69,223
Furniture and fixtures..................             6,034                 4,843
Leasehold improvements..................             1,742                 1,729
Construction in progress................             1,451                 1,094
Property and equipment
  under capital lease...................               429                   429
                                                   -------              --------
                                                   150,430               140,597
Less: accumulated depreciation and
      amortization......................          (52,310)              (39,295)
                                                   -------              --------
        Total...........................           $98,120              $101,302
                                                   =======              ========

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

o    Goodwill
     All goodwill relates to the materials-related business. In March 2002, EMCORE acquired certain assets, including equipment and intellectual property, of the Applied Solar Division of Tecstar, Inc. and its subsidiary, Tecstar Power Systems, Inc. (this acquired business is referred to herein as "Tecstar") and allocated approximately $20.4 million to goodwill. In January 2003, EMCORE purchased Ortel for $26.2 million in cash, and allocated approximately $10.0 million to goodwill.

o    Intangible Assets, net
     The components of intangible assets consisted of the following:

                                             At June 30, 2003                    At September 30, 2002
                                             ----------------                    ---------------------

(in thousands)                       Gross      Accumulated      Net      Gross      Accumulated        Net
                                     Assets    Amortization     Assets    Assets     Amortization      Assets
                                    ----------------------------------    -----------------------------------
Patents...........................   $2,565        $(1,366)     $1,199    $2,674         $(1,326)      $1,348
Acquired intellectual property:
  Ortel...........................    3,274           (324)      2,950         -                -           -
  Tecstar.........................    1,900           (491)      1,409     1,900            (206)       1,694
  Alvesta.........................      193            (22)        171         -                -           -
                                    ----------------------------------    -----------------------------------
    Total.........................   $7,932        $(2,203)     $5,729    $4,574         $(1,532)      $3,042
                                    ==================================    ===================================

     Future amortization expense as of June 30, 2003 is as follows:

(in thousands)
         Year ending:                    Amortization
                                        ----------------
             June 30, 2004                       $1,506
             June 30, 2005                        1,412
             June 30, 2006                        1,287
             June 30, 2007                          943
             June 30, 2008                          269
              Thereafter                            312
                                        ----------------

      Future amortization expense                $5,729
                                        ================

o    Accrued Expenses
     The components of accrued expenses consisted of the following:

(in thousands)                          At                     At
                                   June 30, 2003       September 30, 2002
                                   ----------------- --------------------

Compensation...................           $4,885                   $4,392
Interest.......................            1,033                    3,281
Warranty.......................            3,132                    2,134
Other..........................            4,193                    3,068
                                   ----------------- --------------------
  Total........................          $13,243                  $12,875
                                   ================= ====================

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 6.  Commitments and Contingencies

EMCORE leases certain facilities and equipment under non-cancelable operating leases. Facility and equipment rent expense under such leases amounted to approximately $0.6 million and $0.3 million for the three months ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2003 and 2002, rent expense was $1.4 million and $0.8 million, respectively. Future minimum rental payments under EMCORE's non-cancelable operating leases with an initial or remaining term of one year or more as of June 30, 2003 are as follows:

(in thousands)                             Operating
         Year ending:                    lease expense
                                        ----------------
             June 30, 2004                       $2,027
             June 30, 2005                        1,679
             June 30, 2006                        1,455
             June 30, 2007                        1,139
             June 30, 2008                          915
                                        ----------------

     Total minimum lease payments                $7,215
                                        ================

In fiscal 2000, GELcore entered into a Revolving Loan Agreement (the "GELcore Credit Facility") with General Electric Canada, Inc., an affiliate of GE, which is the owner of a 51% controlling share of GELcore. The GELcore Credit Facility provides for borrowings of up to Canadian $7.5 million (US $5.5 million at June 30, 2003) at a rate of interest based on prevailing Canadian interest rates. Amounts outstanding under the GELcore Credit Facility are payable on demand, and the GELcore Credit Facility expires in August 2003. It is GELcore's intent to renew/renegotiate this credit facility. EMCORE has guaranteed 49% (i.e. its proportionate share) of GELcore's obligations under the GELcore Credit Facility. As of June 30, 2003, US $2.6 million was outstanding under the GELcore Credit Facility.

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE  7.  Stock Options

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. EMCORE implemented SFAS 148 in the quarter ended March 31, 2003.

The following table illustrates the effect on net loss and net loss per share if EMCORE had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                               For the three months    For the nine months ended
                                  ended June 30,                June 30,
                               --------------------    -------------------------
                                 2003       2002        2003          2002
                                 ----       ----        ----          ----

Net loss.................      $(9,232)   $(15,923)   $(24,670)    $(115,600)

Deduct:  Total stock
based employee
compensation expense
determined under fair
value based methods
for all awards, net of
related tax effects......         (947)     (1,744)     (2,337)       (5,231)
                                  -----     -------     -------       -------

Pro forma net loss.......     $(10,179)   $(17,667)   $(27,007)    $(120,831)
                              =========   =========   =========    ==========

The pro forma disclosures shown above were calculated for all options using Black-Scholes option pricing model with the following assumptions:

                               For the three months    For the nine months ended
                                  ended June 30,                June 30,
                               --------------------    -------------------------
                                 2003       2002        2003          2002
                                 ----       ----        ----          ----
Expected dividend
  yield..................          0%         0%          0%           0%
Expected stock price
  volatility.............        113.44%   110.89%     113.44%      110.89%
Risk-free interest rate..         2.82%     4.38%       2.81%        4.13%
Weighted average
  expected life (in
   years)................          5          5          5            5


On September 30, 2002, EMCORE offered to all employees holding options with an exercise price of at least $4.00 per share, excluding executive officers, the opportunity to exchange those options for new options to be issued on May 1, 2003. On October 30, 2002, EMCORE accepted all options tendered for exchange and canceled them all. On May 1, 2003, EMCORE issued 2,972,149 new options in exchange for the tendered options. These new options had an exercise price of $1.82, which was the closing price for EMCORE common stock on May 1, 2003. With the exception of the new exercise price, the new options had the same terms as the tendered options.

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 8.  Recent Financial Accounting Pronouncements

In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also requires enhanced and additional disclosures of guarantees in financial statements ending after December 15, 2002. As discussed in Footnote 6-Commitments and Contingencies, EMCORE has guaranteed a loan associated with its GELcore joint venture.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Management believes that adopting this statement will not have a material impact on the financial position, results of operations, or cash flows of EMCORE.

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

     EMCORE Corporation designs, develops and manufactures compound semiconductor wafers and devices and is a leading developer and manufacturer of metal organic chemical vapor deposition (MOCVD) systems and manufacturing processes used to fabricate compound semiconductor wafers, devices and modules. Compound semiconductors are composed of two or more elements and usually consist of a metal, such as gallium, aluminum or indium, and another element such as arsenic, phosphorus or nitrogen. Many compound semiconductors have unique physical properties that enable electrons to move through them at least four times faster than through silicon-based devices and are therefore well suited to serve the growing need for efficient, high performance electronic systems.

     EMCORE is the only fully integrated commercial supplier of compound semiconductor equipment and products. We offer a comprehensive portfolio of products and systems for the broadband, wireless communications, photovoltaic and solid-state lighting markets. We have developed extensive fiber optic module design, solar panel design, materials science expertise, process technology and MOCVD production system manufacturing expertise to address our customers' needs. Customers can take advantage of our vertically integrated solutions approach by purchasing custom-designed wafers and devices from us, or by manufacturing their own devices in-house using one of our MOCVD production systems configured to their specific needs. Our products and systems enable our customers to cost effectively introduce new and improved high performance products to the market faster in high volumes.

     The design and manufacturing process involves extensive quality assurance systems. EMCORE has acquired and maintains certification status for their Quality Management Systems. EMCORE's MOCVD and Electronic Materials and Devices groups are registered to ISO 9001-1994 + QS 9000-1998. EMCORE's Fiber Optics and Photovoltaics groups are registered to ISO 9000-2000.

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

Systems-Related

     EMCORE is a leading provider of compound semiconductor technology processes and MOCVD production systems. We believe that our proprietary TurboDisc(R) deposition technology makes possible one of the most cost-effective production processes for the commercial volume manufacture of high-performance compound semiconductor wafers and devices, which are integral to solid-state lighting and global communications applications. While overall demand for MOVCD systems is substantially below the levels experienced in fiscal 2001, it has however, significantly increased since fiscal 2002. We believe our overall market share has recently increased as a result of aggressive market penetration of new and higher-end products. Continuing EMCORE's standing as the world leader in GaN production platforms, EMCORE introduced the E300 GaNzilla(TM), the most powerful tool available for the production of high brightness blue and green LEDs. It offers the highest throughput in the industry for the growth of GaN materials. This product release has been highly successful with 17 systems shipped through June 30, 2003 and with installations in 3 continents. In addition, EMCORE introduced its Enterprise(R) 300LDM MOCVD production tool designed to achieve high quality materials and high yields for consumer electronic applications. This new tool produces devices for several applications including DVD and CD-ROMs. Engineered specifically for the high volume production of long wavelength infrared and visible lasers, VCSELs and InP-based electronic materials, EMCORE's 300LDM provides customers with run-to-run process control and is designed to accomplish excellent uniformity of thickness, doping and composition of epitaxial layers.

Materials-Related

     EMCORE offers a broad array of compound semiconductor wafers and devices, including fiber optic devices and components, photovoltaic products, and electronic materials and devices.

     Fiber Optic Devices and Components. The proliferation of the Internet and the growth in volume of data being sent over local and wide area networks has placed a strain on the networking infrastructure. The demand for increased  bandwidth  has  resulted  in a need  for  both  faster  and more expansive networks. EMCORE's family of vertical cavity surface emitting lasers (VCSELs) and VCSEL array transceiver and transponder products, as well as our photodiode array components, serve the high-speed data communications network and telecommunications markets, including the Gigabit Ethernet, Fibre Channel, VSR OC-192, the emerging VSR OC-768 and related markets. EMCORE's strategy is to manufacture the otherwise high cost optical components and subassemblies in-house, using our proprietary technologies, to reduce the overall cost of our transceiver and transponder modules. EMCORE plans to capitalize on its oxide VCSEL manufacturing platform and expertise by providing the industry with 1 Gbps, 2.5 Gbps, 10 Gbps (OC-192), and 40 Gbps (OC-768) solutions through single-channel serial, multi-channel parallel or wavelength-divisional multiplexing approaches. Leading electronic systems manufacturers are integrating VCSELs into a broad array of end-market applications including Internet access, digital cross-connect telecommunications switches, Infiniband optical bus, and fiber optic switching and routing, such as Gigabit Ethernet and SAN. EMCORE's fiber optic devices and components are designed to help solve the data bottle necking problems for distances under 300 meters in central office and point-of-presence environments and provide a cost effective alternative to more costly comparable serial interconnects.

     In January 2003, EMCORE acquired the west coast optoelectronics division of Agere Systems, Inc., formerly Ortel Corporation (Ortel), for $26.2 million in cash. The transaction included assets, products, technology and intellectual property related to Agere's cable TV optical components, telecom access and satellite communications operations, which had revenues of approximately $56.0 million in fiscal 2002. Ortel designs and manufactures high quality optoelectronic solutions that enable voice, video and data networks. Ortel's product offering includes 1310 nm and 1550 nm analog lasers, dense wavelength division multiplexing (DWDM) lasers, transmitter engines, photodiodes, fiber-to-the-home/curb/business components, wideband lasers and receivers, and optical links for long-haul antenna remoting.

     Photovoltaics. EMCORE's compound semiconductor solar cells are used primarily in satellite applications and have achieved industry-leading efficiencies. Solar cells provide the electrical power for a satellite and their efficiency dictates the amount of power and bears upon the weight, launch costs and potential revenues of the satellite. In March 2002, EMCORE acquired certain assets, including equipment and intellectual property, of the Applied Solar Division of Tecstar, Inc. and its subsidiary, Tecstar Power Systems, Inc. (this acquired business is referred to herein as "Tecstar"). With the Tecstar acquisition, EMCORE has fully integrated the production of solar panels using EMCORE's solar cells. The Tecstar acquisition has augmented EMCORE's capability to penetrate the satellite communications sector and enables EMCORE to provide satellite manufacturers with proven integrated satellite power solutions that considerably improve satellite economics. Satellite manufacturers and solar array integrators can now rely on EMCORE as a single supply source that meets all of their satellite power needs. EMCORE has completed GEO Qualification for SS/Loral in support of the MT Sat-1R and has completed LEO Qualification for Astrium in support of the CYRSOSat and for ABLE Engineering for the UltraFlex Array. The combination of Tecstar's demonstrated success with well-known space programs and EMCORE's industry-leading solar cell technology should enable EMCORE to dramatically improve satellite economics. With a proven qualification process and well-established partnerships with major satellite manufacturers, EMCORE believes it will play an important role in the evolution of telecommunications and data communications around the world.

     Electronic Materials and Devices. Radio frequency (RF) materials, including heterojunction bipolar transistors (HBTs) and enhancement-mode pseudomorphic high electron mobility transistors (pHEMTS), are compound semiconductor materials used in wireless communications. Compound semiconductor RF materials have a broader bandwidth and superior performance at higher frequencies than silicon-based materials. EMCORE currently produces 4-inch and 6-inch InGaP HBT materials including E-mode devices that are used for power amplifiers for next generation wireless infrastructure such as GSM, TDMA and CDMA multiband wireless handsets. InGaP HBT materials provide higher linearity, higher power added efficiency as well as greater reliability than first generation AlGaAs HBT technologies.

     EMCORE also manufactures magneto resistive (MR) sensors that are compound semiconductor devices that possess sensing capabilities. MR sensors improve vehicle performance through more accurate control of engine and crank shaft timing which allows for improved spark plug efficiency and reduced emissions. In January 1997, EMCORE initiated shipments of compound semiconductor MR sensors using technology licensed to EMCORE from General Motors. This license allows EMCORE to manufacture and sell products using this technology.

HB-LED Joint Venture

In January 1999, General Electric Lighting and EMCORE formed GELcore, a joint venture to develop and market HB-LED lighting products. HB-LEDs are solid state compound semiconductor devices that emit light and are used in miniature packages for everyday applications such as indicator lights on automobiles, traffic lights, computers and other electronic equipment. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid-state lighting. Under the terms of the joint venture agreement, EMCORE has a 49% non-controlling interest in the GELcore venture and accounts for its investment under the equity method of accounting.

Segment Data and Related Information

EMCORE has two reportable operating segments: the systems-related business and the materials-related business. The segments reported are the segments of EMCORE for which separate financial information is available and evaluated regularly by executive management in deciding how to allocate resources and in assessing performance.

The systems-related business is our TurboDisc(R) product line which designs, develops and manufactures MOCVD systems and manufacturing processes. Revenues for the systems-related business are derived primarily from sales of TurboDisc MOCVD systems, as well as spare parts, services, and other related products.

     The materials-related business is comprised of our Fiber Optics, Photovoltaics, and Electronic Materials and Devices product lines. EMCORE's Fiber Optics product line group designs, develops, and manufactures high speed optical transmitter modules, receiver modules and transponders utilizing EMCORE's leading-edge VCSELs and PIN (the "P", "I", "N" represent P-type, intrinsic and N-type semiconductor materials, respectively) photodiode array components for the data communications and telecommunications markets. In January 2003, EMCORE purchased Ortel, which is a part of EMCORE's fiber optic group. Ortel designs and manufactures high quality optoelectronic solutions that enable voice, video and data networks. Ortel's product offerings include 1310 nm and 1550 nm analog lasers, DWDM lasers, transmitter engines, photodiodes, fiber-to-the-home/curb/business components, wideband lasers and receivers, and optical links for long-haul antenna remoting. Photovoltaics revenues are derived primarily from the sales of satellite communications products including solar cells, covered interconnect solar cells (CICs) and solar panels. Revenues from the Electronic Materials and Devices product line include wireless products, such as RF materials including HBTs and pHEMTS, and also MR sensors and process development technology.

-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                            Systems-  Materials-  Unallocated            Systems-  Materials-  Unallocated
                                          related    related      expenses    TOTAL    related    related     expenses      TOTAL
                                            2003       2003         2003      2003       2002       2002        2002        2002
STATEMENTS OF OPERATIONS
Three months ended June 30,
-----------------------------------------------------------------------------------------------------------------------------------

Revenues.............................      $15,145     $17,035           -    $32,180    $9,910     $10,365            -    $20,275
Cost of revenues.....................       10,028      16,377           -     26,405     6,859      10,889            -     17,748
                                           ----------------------------------------------------------------------------------------
  Gross profit (loss)................        5,117         658           -      5,775     3,051       (524)            -      2,527
  Gross margin.......................        33.8%        3.9%           -      17.9%     30.8%      (5.1)%            -      12.5%

Operating expenses:
  Selling, general and
  administrative.....................        2,350       5,323           -      7,673     2,905       3,617            -      6,522
  Research and development...........        1,340       4,140           -      5,480     1,606       7,792            -      9,398
                                           ----------------------------------------------------------------------------------------
    Total operating expenses.........        3,690       9,463           -     13,153     4,511      11,409            -     15,920
                                           ----------------------------------------------------------------------------------------

  Operating income (loss)............        1,427     (8,805)           -    (7,378)   (1,460)     (11,933)            -   (13,393)

Other expenses:
  Interest expense, net..............            -           -        1,821     1,821         -           -        1,761     1,761
  Equity in net loss of
  unconsolidated affiliate...........            -           -           33        33         -           -          769       769
                                           ----------------------------------------------------------------------------------------
    Total other expenses.............            -           -        1,854     1,854         -           -        2,530     2,530
                                           ----------------------------------------------------------------------------------------
      Net income (loss)..............       $1,427    $(8,805)       $1,854  $(9,232)  $(1,460)   $(11,933)       $2,530  $(15,923)
                                           ========================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                            Systems-  Materials-  Unallocated            Systems-  Materials-  Unallocated
                                          related    related      expenses    TOTAL    related    related     expenses      TOTAL
                                            2003       2003         2003      2003       2002       2002        2002        2002
STATEMENTS OF OPERATIONS
Nine months ended June 30,
-----------------------------------------------------------------------------------------------------------------------------------

Revenues.............................      $39,764     $43,336            -   $83,100   $24,546     $37,944            -    $62,490
Cost of revenues.....................       26,200      46,148            -    72,348    19,123      47,425            -     66,548
                                           ----------------------------------------------------------------------------------------
  Gross profit (loss)................       13,564     (2,812)            -    10,752     5,423     (9,481)            -    (4,058)
  Gross margin.......................        34.1%      (6.5)%                  12.9%     22.1%     (25.0)%                   (6.5)%

Operating expenses:
  Selling, general and
  administrative.....................        7,228      13,616            -    20,844    13,757       9,246            -     23,003
  Research and development...........        4,031      10,483            -    14,514     9,436      23,534            -     32,970
  Gain from debt extinguishment......            -           -       (6,614)  (6,614)         -           -            -          -
  Impairment and restructuring.......            -           -            -         -     4,672      31,267            -     35,939
                                           ----------------------------------------------------------------------------------------
    Total operating expenses.........       11,259      24,099      (6,614)    28,744    27,865      64,047            -     91,912
                                           ----------------------------------------------------------------------------------------

      Operating income (loss)........        2,305    (26,911)        6,614  (17,992)  (22,442)    (73,528)            -   (95,970)

Other expenses:
  Interest expense, net..............            -           -        5,343     5,343         -           -        4,371      4,371
  Other expense, net.................            -           -            -         -         -           -       13,262     13,262
  Equity  in net loss of
  unconsolidated affiliate...........            -           -        1,335     1,335         -           -        1,997      1,997
                                           ----------------------------------------------------------------------------------------
    Total other expenses.............            -           -        6,678     6,678         -           -       19,630     19,630
                                           ----------------------------------------------------------------------------------------

      Net income (loss)..............       $2,305   $(26,911)        $(64) $(24,670) $(22,442)   $(73,528)      $19,630 $(115,600)
                                           ========================================================================================

During the second quarter of fiscal 2002, EMCORE recorded pre-tax charges to income totaling $50.4 million, which included fixed asset impairment charges of $34.8 million, excess inventory reserve of $11.9 million, loss provision for accounts receivable of $2.6 million and restructuring charges of $1.1 million.

The reportable operating segments are each managed separately because they manufacture and distribute distinct products and services. The table below outlines EMCORE's four different product lines:

                                          For the three months ended June 30,       For the nine months ended June 30,
                                               2003                2002                  2003                 2002
----------------------------------------------------------------------------------------------------------------------
Product Lines                             Revenue     %       Revenue     %         Revenue    %         Revenue    %
-------------                             -------     -       -------     -         -------    -         -------    -
Systems-related:
 TurboDisc..........................      $15,145    47%       $9,910    49%        $39,764   48%        $24,546   40%
Material-related:
 Fiber Optics.......................       11,192    35%        2,575    13%         23,163   28%          6,329   10%
 Photovoltaics......................        3,035     9%        3,055    15%         13,321   16%         15,842   25%
 Electronic Materials & Devices.....        2,808     9%        4,735    23%          6,852    8%         15,773   25%
                                          -----------------------------------------------------------------------------
   TOTAL                                  $32,180   100%      $20,275   100%        $83,100  100%        $62,490  100%
                                          =======   ====      =======   ====        =======  ====        =======  ====

In January 2003, EMCORE acquired Ortel, which contributed approximately $8.2 million and $15.3 million of fiber optic revenues in the three and nine months ended June 30, 2003, respectively.

Customers

     Since its inception, EMCORE has worked closely with its customers to design and develop process technology and material science expertise for use in production systems for its customers' end-use applications. EMCORE has leveraged its process and materials science knowledge base to manufacture a broad range of compound semiconductor wafers and devices such as VCSELs, photodetectors, RF and electronic materials, solar cells, HB-LEDs and MR sensors. EMCORE's customer base includes many of the largest semiconductor, telecommunications, consumer goods and computer manufacturing companies in the world. Some of our customers include Agere Systems, Inc., Agilent Technologies Ltd., Alcatel, Anadigics, Inc., Boeing-Spectrolab, Corning, Inc., General Motors Corp., Hewlett Packard Co., Honeywell International, Inc., Infineon Technologies AG, Intel Corp., Lockheed Martin Corp., Loral Space & Communications Ltd., LumiLeds Lighting (a joint venture between Philips Lighting and Agilent Technologies), Motorola,
Inc., Nortel Networks Corp., Siemens AG's Osram GmbH subsidiary, TriQuint Semiconductor, Inc., Tyco, Inc., many of the largest electronics manufacturers in Japan and a number of Taiwanese, Chinese and Korean companies. EMCORE also sells to a number of other customers whose names cannot be identified because of confidentiality obligations.

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

The following chart contains a breakdown of EMCORE's consolidated revenues by geographic region:

                                          For the three months ended June 30,       For the nine months ended June 30,
                                               2003                2002                  2003                 2002
----------------------------------------------------------------------------------------------------------------------
Region:                                   Revenue     %       Revenue     %         Revenue    %         Revenue    %
                                          -------     -       -------     -         -------    -         -------    -
  North America.....................      $20,237     63%     $14,471     71%       $46,742    56%       $46,348    74%
  Asia..............................       10,114     31%       4,089     20%        25,946    31%         8,883    14%
  Europe............................        1,829      6%       1,715      9%        10,412    13%         7,259    12%
                                           ---------------------------------------------------------------------------
    TOTAL                                 $32,180    100%     $20,275    100%       $83,100   100%       $62,490   100%
                                          =======    ====     =======    ====       =======   ====       =======   ====

Backlog

     As of June 30, 2003, EMCORE had a backlog of approximately $47.0 million, consisting of approximately $28.2 million of system-related orders and $18.8 million of materials-related orders. This compares to a backlog of $45.5 million as reported at September 30, 2002. The book-to-bill ratio for MOCVD systems was
0.91 and 1.1 for the three and nine months ended June 30, 2003, respectively. The increase in backlog was attributable to the Ortel acquisition. Historically, significant portions of our materials-related revenues are not reported in backlog since our customers have reduced lead times. Many of our materials-related sales usually occur within the same month when the purchase order is received. The backlog does not include orders for product that have not met qualification specifications, nor does it include anticipated service or component orders, estimated at $8 million annually, since these orders have very short lead times. We believe the entire backlog could be filled during the following twelve months. However, especially given the current market environment, customers may delay shipment of certain orders. Backlog also could be adversely affected if customers unexpectedly cancel purchase orders accepted by us.

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

     o Impairment of Long-lived Assets - In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, EMCORE reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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

          EMCORE's research contracts require the development or evaluation of new materials applications and generally have a duration of 6 to 48 months. Contracts with a duration of six months or less are accounted for on the completed contract method. Contracts of greater than 6 months contain interim milestones, reporting and invoicing requirements and are billed according to the contract. For "Cost-Plus-Fixed-Fee" research contracts with the Government, EMCORE recognizes revenue to the extent of costs incurred plus the estimated gross profit as stipulated in such contracts, based upon contract performance. For other long-term contracts, EMCORE recognizes the revenues and associated costs on these contracts as each major milestone in the contract is met. A contract is considered complete when all significant costs have been incurred, and the research reporting requirements to the customer have been met. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, maintenance and depreciation costs, as well as coverage of certain general and administrative costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

Recent Financial Accounting Pronouncements

In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also requires enhanced and additional disclosures of guarantees in financial statements ending after December 15, 2002. As discussed in Footnote 6 of the financial statements, Commitments and Contingencies, EMCORE has guaranteed a loan associated with its GELcore joint venture.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Management believes that adopting this statement will not have a material impact on the financial position, results of operations, or cash flows of EMCORE.

Results of Operations

     The following table sets forth the condensed consolidated Statements of Operations data of EMCORE expressed as a percentage of total revenues for the three and nine months ended June 30, 2003 and 2002:

Statements of Operations Data:

                                                      For the three months       For the nine months
                                                         ended June 30,            ended June 30,
                                                      --------------------       -------------------
                                                       2003          2002         2003         2002
                                                       ----          ----         ----         ----

Revenues....................................          100.0%        100.0%       100.0%       100.0%
Cost of revenues............................           82.1%         87.5%        87.1%       106.5%
                                                      ----------------------------------------------
  Gross profit (loss).......................           17.9%         12.5%        12.9%       (6.5)%

Operating expenses:
  Selling, general and administrative.......           23.8%         32.1%        25.1%        36.8%
  Research and development..................           17.0%         46.4%        17.5%        52.8%
  Gain on debt extinguishment...............            -             -          (8.0)%          -
  Impairment and restructuring..............            -             -            -           57.5%
                                                      ----------------------------------------------
    Total operating expenses................           40.8%         78.5%        34.6%       147.1%
                                                      ----------------------------------------------
      Operating loss........................          (22.9)%      (66.0)%      (21.7)%     (153.6)%

Other expenses:
  Interest expense, net.....................             5.7%         8.7%         6.4%         7.0%
  Other expense, net........................              -            -            -          21.2%
  Equity in net loss of unconsolidated
    affiliate...............................             0.1%         3.8%         1.6%         3.2%
                                                      ----------------------------------------------
    Total other expenses....................             5.8%        12.5%         8.0%        31.4%

      Net loss..............................          (28.7)%      (78.5)%      (29.7)%     (185.0)%
                                                      ==============================================

Comparison of the three and nine months ended June 30, 2003 and 2002

     Revenues. EMCORE's revenues increased 59% or $11.9 million from $20.3 million for the three months ended June 30, 2002 to $32.2 million for the three months ended June 30, 2003. This represents the third consecutive increase in quarterly revenues and the highest revenue quarter that EMCORE has experienced since the quarter ended September 30, 2001. International sales accounted for 37% and 29% of revenues for the three months ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2003 and 2002, revenues increased 33% or $20.6 million from $62.5 million to $83.1 million. International sales accounted for 44% and 26% of revenues for the nine months ended June 30, 2003 and 2002, respectively. In January 2003, EMCORE acquired Ortel, which contributed approximately $8.2 million and $15.3 million of materials-related revenues in the three and nine months ended June 30, 2003, respectively. Fiscal 2003 fourth quarter revenues are expected to remain flat.

     For the three months ended June 30, 2003 and 2002, systems-related revenues increased 53% or $5.3 million from $9.9 million to $15.2 million. Systems-related sales represented 47% and 49% of EMCORE's total consolidated revenues for the quarters ended June 30, 2003 and 2002, respectively. The capital equipment market continues to be dominated by demand for gallium nitride LEDs. System shipments during the quarter were 75% LED related and 25% consumer/other electronics related. For the three months ended June 30, 2003, the number of MOCVD production systems shipped increased 33% from the prior year. For the nine months ended June 30, 2003 and 2002, systems-related revenues increased 62% or $15.3 million from $24.5 million to $39.8 million. Systems-related sales represented 48% and 40% of EMCORE's total consolidated revenues for the nine months ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2003, the number of MOCVD production systems shipped increased 67% from the prior year. For the nine months ended June 30, 2003 and 2002, component and service revenue increased 17% or $0.9 million from $5.2 million to $6.1 million.

     For the three months ended June 30, 2003 and 2002, materials-related revenues increased 64% or $6.6 million from $10.4 million to $17.0 million. On a product line basis, sales of fiber optic devices and components increased $8.6 million or 335%, photovoltaic products remained constant at $3.0 million, and electronic materials and devices decreased $1.9 million or 41% from the prior period. Materials-related sales represented 53% and 51% of EMCORE's total consolidated revenues for the quarters ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2003 and 2002, materials-related revenues increased 14% or $5.4 million from $37.9 million to $43.3 million. On a product line basis, sales of fiber optic devices and components increased $16.8 million or 266%, photovoltaic products decreased $2.5 million or 16%, and electronic materials and devices decreased $8.9 million or 57% from the prior period. Materials-related sales represented 52% and 60% of EMCORE's total consolidated revenues for the nine months ended June 30, 2003 and 2002, respectively.

     Sales of fiber optic products, which include VCSELs, VCSEL-based array transceivers and transponders, photodetectors, and Ortel's product lines represented 35% and 13% of EMCORE's total consolidated revenues for the three months ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2003 and 2002, sales of fiber optic products represented 28% and 10%, respectively, of EMCORE's total consolidated revenue. EMCORE continues to work with customers to optimize our designs in packaged solutions. We expect these products to generate significantly more revenue in fiscal 2003 than in fiscal 2002, due to the Ortel acquisition and as EMCORE finalizes the development and commercialization of new fiber optic products.

     Sales of photovoltaic products, which include solar cells, CICs and solar panels, represented 9% and 15% of EMCORE's total consolidated revenues for the three months ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2003 and 2002, sales of photovoltaic products represented 16% and 25%, respectively, of EMCORE's total consolidated revenue. The decrease in revenue is attributable to delays in government program launch schedules. While bookings and program wins have exceeded shipments, these delays may cause volatility in quarterly photovoltaic revenues. Accordingly, we expect annual photovoltaic revenues to be lower in fiscal 2003 compared to fiscal 2002.

     Sales of electronic materials and device products, which include RF materials and MR sensors, represented 9% and 23% of EMCORE's total consolidated revenues for the three months ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2003 and 2002, sales of electronic materials and device products represented 8% and 25%, respectively, of EMCORE's total consolidated revenue. RF materials are compound semiconductor materials that enable circuits and devices to operate at radio frequencies and are primarily used in cellular phones and base stations. In fiscal 2002, Motorola was the largest customer for the materials-related segment and revenues from Motorola represented approximately 13% of EMCORE's total fiscal 2002 revenues. EMCORE broadened its relationship with Motorola by entering into an agreement to sell them two EMCORE MOCVD production systems, and to co-develop and transition into production certain RF materials. In light of the fact that Motorola has now developed the capacity to supply a portion of their needs internally and due to the delayed introduction of InGaP HBTs into GSM handsets, RF materials related revenues have decreased significantly since fiscal 2002. This market is highly competitive, raw materials are extremely expensive and average selling prices have been declining over the past two years. As a result of continued weakness in market conditions for wireless infrastructure spending, we expect RF materials related revenue to significantly decline in fiscal 2003 from fiscal 2002 and become less significant or strategic to overall EMCORE revenues. Annual revenues from our mature MR sensors product line decreased $0.8 million from the prior year as a result of the phase out of certain automotive models at General Motors. Our contract with General Motors expires in fiscal 2004.

     Gross Profit. EMCORE's gross profit was $5.8 million for the three months ended June 30, 2003 compared to $2.5 million for the three months ended June 30, 2002, representing a 132% increase totaling $3.3 million. For the three months ended June 30, 2003 and 2002, gross margins increased from 13% to 18%. For the nine months ended June 30, 2003 and 2002, gross profit increased 363% or $14.9 million from $(4.1) million to $10.8 million. For the nine months ended June 30, 2003 and 2002, gross margins increased from (7)% to 13%. The increase in gross profit occurred in both the systems-related and materials-related segments. An $11.9 million charge was recorded in the second quarter of fiscal 2002 to reserve for excess inventory that EMCORE believed it was carrying as a result of the market conditions. EMCORE continues to monitor its reserves and to the extent that inventories that have been reserved as excess are ultimately sold, such amounts will be disclosed in the future. Since EMCORE is operating at approximately 20% capacity, we anticipate that gross profits and margins will continue to be affected in the near term by any unabsorbed fixed costs.

     For the three months ended June 30, 2003 and 2002, EMCORE's gross profit on systems-related revenues increased 70% or $2.1 million from $3.0 million to $5.1 million. Gross margins for systems-related revenues increased to 34% from 31%, for the three months ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2003 and 2002, gross profit on systems-related revenues increased 152% or $8.2 million from $5.4 million to $13.6 million. Gross margins for systems-related revenues increased to 34% from 22%, for the nine months ended June 30, 2003 and 2002, respectively. This gross margin increase was a result of a $4.2 million inventory charge in fiscal 2002 and differences in pricing and product mix of MOCVD systems sales. The average selling price for MOCVD systems sold during the third quarter of fiscal 2003 was approximately $1.4 million as compared to $0.9 million in the third quarter of fiscal 2002.

     For the three months ended June 30, 2003 and 2002, EMCORE's gross profit on materials-related revenues increased 240% or $1.2 million from $(0.5) million to $0.7 million. Gross margins for materials-related revenues increased to 4% from
(5)%, for the three months ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2003 and 2002, gross profit on materials-related revenues increased 70% or $6.7 million from $(9.5) million to $(2.8) million. Gross margins for materials-related revenues increased to (7)% from (25)%, for the nine months ended June 30, 2003 and 2002, respectively. The most significant factor contributing to these negative gross margins is unabsorbed overhead costs associated with lower revenues. The significant increase in gross margins is a direct result of a one-time $7.8 million inventory charge in fiscal 2002. Regarding unabsorbed expenses, EMCORE has a significant amount of fixed expenses relating to capital equipment and manufacturing overhead in its new facilities where materials-related products are manufactured. By December 2001, EMCORE's manufacturing facilities for its materials-related businesses were all completed and placed into service with the anticipation of expanding market prospects. Lower than forecasted materials-related revenues caused these fixed expenses to be allocated across reduced production volumes, adversely affecting gross profit and margins.

     Selling, General and Administrative. EMCORE's selling, general and administrative (SG&A) expenses increased 18%, or $1.2 million, from $6.5 million for the three months ended June 30, 2002 to $7.7 million for the three months ended June 30, 2003. The Ortel acquisition added approximately $1.7 million to SG&A expenses in the third quarter of fiscal 2003. For the nine months ended June 30, 2003 and 2002, SG&A expenses decreased 10% or $2.2 million from $23.0 million to $20.8 million. The decrease was primarily related to fiscal 2002 restructuring programs, which involved headcount reduction and a cutback on marketing expenditures. As a percentage of revenue, SG&A expenses decreased from 37% for the nine months ended June 30, 2002 to 25% for the nine months ended June 30, 2003. Assuming no further non-recurring charges and acquisitions, management expects annual SG&A expenses in fiscal year 2003 to continue to decrease in absolute dollars from fiscal 2002 as a result of implemented cost control and restructuring programs.

     Research and Development. EMCORE's research and development (R&D) expenses decreased 41%, or $3.9 million, from $9.4 million for the three months ended June 30, 2002 to $5.5 million for the three months ended June 30, 2003. The Ortel acquisition added approximately $1.7 million to R&D expenses in the third quarter of fiscal 2003. For the nine months ended June 30, 2003 and 2002, R&D expenses decreased 56% or $18.5 million from $33.0 million to $14.5 million. This decrease was due primarily to the deferral or elimination of certain non-critical research and development projects as well as less R&D costs being incurred on our fiber-optic product line as new components have been released for commercial use. As a percentage of revenue, R&D expenses decreased from 53% for the nine months ended June 30, 2002 to 18% in 2003. Assuming no non-recurring charges and acquisitions, management expects annual R&D expenses in fiscal year 2003 to be significantly less than fiscal 2002 as a result of implemented cost control and restructuring programs.

     Gain From Debt Extinguishment. In December 2002, EMCORE purchased, in multiple transactions, $13.2 million principal amount of the notes at prevailing market prices, for an aggregate of approximately $6.3 million. As a result of the transaction, EMCORE recorded a gain of approximately $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million.

     Impairment and Restructuring Charges. During the second quarter of fiscal 2002, EMCORE recorded pre-tax charges to income totaling $50.4 million, which included impairment charges of $34.8 million, restructuring charges of $1.1 million, an $11.9 million inventory writedown and a $2.4 million writedown of accounts receivable. All monetary obligations relating to these charges were paid as of March 31, 2003.

     Impairment charges: EMCORE recorded $34.8 million of non-cash impairment charges related to its fixed assets. Of this charge, $11.3 million related to certain manufacturing assets that were disposed of. The remainder of the impairment charge related principally to EMCORE's Electronic Materials and Devices and Fiber Optics groups. During fiscal 2000 and 2001, EMCORE completed new facilities for these businesses in anticipation of expanding market prospects. Fiscal 2002 business forecasts indicated significantly diminished prospects for these units, primarily based on the downturn in the telecommunications industry. As a result of these circumstances, management determined that the long-lived assets of these groups should be assessed for impairment. Based on the outcome of this assessment, pursuant to SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, EMCORE recorded a $23.5 million non-cash asset impairment charge to fixed assets in the second quarter of 2002. Of the impairment charges recorded in the second quarter of fiscal 2002, $4.0 million related to EMCORE's systems-related business segment and $30.8 million related to the materials-related business segment.

     Restructuring charges: EMCORE's fiscal 2002 restructuring program consisted of a realignment of all engineering, manufacturing and sales/marketing operations, as well as workforce reductions. Included in the provision for impairment and restructuring charges were severance and fringe benefit charges of $1.1 million related to employee termination costs for 120 employees. Of the severance charges recorded in the second quarter of fiscal 2002, $0.6 million related to EMCORE's systems-related business segment and $0.5 million related to the materials-related business segment.

     Interest Expense, net. For the three months ended June 30, 2003 and 2002, net interest expense was $1.8 million. For the nine months ended June 30, 2003 and 2002, net interest expense increased $0.9 million from $4.4 million reported in the prior period, to $5.3 million due to less investments in marketable securities.

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

     Equity in Unconsolidated Affiliate. Because EMCORE does not have a controlling economic and voting interest in its joint venture with General Electric Lighting, EMCORE accounts for it under the equity method of accounting. For the three and nine months ended June 30, 2003, EMCORE incurred a net loss of $33,000 and $1.3 million, respectively, related to the GELcore joint venture. For the three and nine months ended June 30, 2002, EMCORE incurred a net loss of $0.8 million and $2.0 million, respectively, related to the GELcore joint venture. Management expects that GELcore's net loss will increase modestly in the fourth quarter of Fiscal 2003 as GELcore increases sales and marketing activities.

     Income Taxes. As a result of its losses, EMCORE did not incur any income tax expense in both the three and nine months ended June 30, 2003 and 2002.

Liquidity and Capital Resources

     Working Capital

     EMCORE has funded operations to date through product sales, sales of equity, subordinated debt and borrowings under revolving credit facilities. Significant financial transactions include the following:

     o In May 2001, EMCORE issued $175.0 million of 5% convertible subordinated notes;
     o In March 2000, EMCORE raised approximately $127.5 million from an additional equity offering.

     At June 30, 2003, EMCORE had working capital of approximately $66.0 million. Working capital at September 30, 2002 was $111.8 million. Cash, cash equivalents and marketable securities at June 30, 2003 totaled $38.0 million, which reflects net cash usage of $46.2 million for the nine months ended June 30, 2003. The following four items accounted for $43.3 million of the cash usage:

     o    $26.5 million Acquisitions: ORTEL Corporation and Alvesta Corporation
     o    $ 6.3 million Repurchase of convertible subordinated notes
     o $ 8.5 million Semi-annual interest payment on convertible subordinated notes
     o    $ 2.0 million Investment into GELcore joint venture

     Net Cash Used For Operations

     For the nine months ended June 30, 2003, net cash used for operations totaled $10.3 million, an improvement of $19.8 million from the nine months ended June 30, 2002, when net cash used for operating activities totaled $30.1 million. Included in EMCORE's fiscal 2003 net loss of $24.7 million were non-cash items of $6.6 million related to the gain from partial debt extinguishment, $14.6 million in depreciation and amortization expenses, and $1.3 million equity loss in the GELcore joint venture. Changes in balance sheet accounts for the nine months ended June 30, 2003 and 2002 totaled $3.4 million and $4.0 million, respectively. Improvements in receivable collections and inventory turnover more than offset payments made on liabilities during the nine months ended June 30, 2003. During fiscal 2002, EMCORE proceeded with a restructuring program, consisting of the realignment of all engineering, manufacturing and sales/marketing operations, as well as workforce reductions. This restructuring should enable us to achieve our goal of having positive cash flow from operations in fiscal 2004.

     Net Cash Provided by Investment Activities

     For the nine months ended June 30, 2003 and 2002, net cash provided by investment activities totaled $5.4 million and $7.4 million, respectively.

o Capital expenditures - For the nine months ended June 30, 2003 and 2002, capital expenditures were $1.3 million and $6.5 million, respectively. As part of our ongoing effort to conserve cash, EMCORE's capital expenditures in fiscal 2003 consisted almost solely of sustaining capital purchases. EMCORE estimates total capital expenditures in fiscal 2003 to be less than $2.0 million.

o Acquisitions - In fiscal 2003, EMCORE purchased Ortel for $26.2 million in cash and acquired certain assets of privately held Alvesta Corporation for approximately $250,000. In fiscal 2002, EMCORE acquired certain assets of Tecstar for $25.1 million in cash.

o Investments - For both the nine months ended June 30, 2003 and 2002, investments in EMCORE's GELcore joint venture totaled approximately $2.0 million each. EMCORE expects to invest an additional $1.5 million into the GELcore joint venture by September 30, 2003.

o Repayment of loan - In November 2001, EMCORE received payment from UTCI of $5.0 million for a related party loan made in August 2001.

o Marketable securities - For the nine months ended June 30, 2003 and 2002, EMCORE's net investment in marketable securities decreased by $35.2 million and $35.9 million, respectively, in order to fund acquisitions and operations.

     Net Cash (Used For) Provided By Financing Activities

     Net cash used for financing activities in the nine months ended June 30, 2003 amounted to approximately $6.1 million of which $6.3 million related to the partial repurchase of our convertible subordinated notes. Net cash provided by financing activities in the nine months ended June 30, 2002 amounted to approximately $5.7 million of which $4.2 million related to proceeds received from the exercise of common stock warrants.

     Financing Transactions

     In May 2001, EMCORE issued $175.0 million aggregate principal amount of its 5% convertible subordinated notes due in May 2006. Net proceeds received by EMCORE, after costs of issuance, were approximately $168.8 million. Interest is payable in arrears semiannually on May 15 and November 15 of each year, which began on November 15, 2001. The notes are convertible into EMCORE common stock at a conversion price of $48.76 per share, subject to certain adjustments, at the option of the holder. The notes may be redeemed at EMCORE's option, on or after May 20, 2004 at specific redemption prices. There are no financial covenants related to these notes. For the three months ended June 30, 2003 and 2002, interest expense relating to the notes approximated $4.0 million and $4.4 million, respectively.

     In May 2002, the Board of Directors authorized EMCORE from time to time to repurchase a portion of the notes in one or more open market transactions, in accordance with certain guidelines. In December 2002, EMCORE purchased, in multiple transactions, $13.2 million principal amount of the notes at prevailing market prices, for an aggregate purchase price of approximately $6.3 million. As a result of the transaction, EMCORE recorded a gain from operations of approximately $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million. As a result of the partial debt repurchase, annual interest expense in future periods has been decreased by approximately $650,000. EMCORE may continue to repurchase notes through various means, including but not limited to one or more open market or privately negotiated transactions in future periods. The timing and amount of repurchase, if any, whether de minimis or material, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the convertible notes and overall market conditions.

     In fiscal 2000, GELcore entered into a Revolving Loan Agreement (the "GELcore Credit Facility") with General Electric Canada, Inc., an affiliate of GE, which is the owner of a 51% controlling share of GELcore. The GELcore Credit Facility provides for borrowings of up to Canadian $7.5 million (US $5.5 million at June 30, 2003) at a rate of interest based on prevailing Canadian interest rates. Amounts outstanding under the GELcore Credit Facility are payable on demand, and the GELcore Credit Facility expires in August 2003. It is GELcore's intent to renew/renegotiate this credit facility. EMCORE has guaranteed 49% (i.e., its proportionate share) of GELcore's obligations under the GELcore Credit Facility. As of June 30, 2003, US $2.6 million was outstanding under the GELcore Credit Facility.

     As of June 30, 2003, EMCORE had remaining 2.0 million shares of common stock available on a filed shelf registration statement previously declared effective by the SEC.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     Although EMCORE may occasionally enter into transactions denominated in foreign currencies, the total amount of such transactions is not material. Accordingly, fluctuations in foreign currency value should not have a material adverse effect on our future financial condition or results of operations.

ITEM 4.  Controls and Procedures

(a)  Evaluating Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)  Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

          We are involved in lawsuits and proceedings which arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

    ITEM 5.  OTHER INFORMATION

          Not applicable.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  List of Exhibits

               31.1 Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2003.

               31.2 Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2003.

               32.1  Certificate of Chief Executive  Officer  pursuant to 18 USC
               Section   1350  as  Adopted   Pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002 dated August 14, 2003.

               32.2  Certificate of Chief Financial  Officer  pursuant to 18 USC
               Section   1350  as  Adopted   Pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002 dated August 14, 2003.

          (b)  Reports on Form 8-K

               Form 8-K/A, dated April 7, 2003; independent auditors report and pro forma financial statements of Ortel

               Form 8-K, dated May 7, 2003; earnings release for second fiscal quarter

               Form 8-K, dated May 14, 2003;  earnings release for second fiscal
               quarter  and  transcript  of  second  quarter   earnings  release
               conference call

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EMCORE CORPORATION

Date:     August 14, 2003         By: /s/ Reuben F. Richards, Jr.
                                     -------------------------------------------
                                     Reuben F. Richards, Jr.
                                     President and Chief Executive Officer

  Date:  August 14, 2003          By: /s/ Thomas G. Werthan
                                      ------------------------------------------
                                      Thomas G. Werthan
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

31.1 Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2003.

31.2 Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2003.

32.1 Certificate of Chief Executive Officer pursuant to 18 USC Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2003.

32.2 Certificate of Chief Financial Officer pursuant to 18 USC Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2003