Form 10-Q
period 2003-12-31
EMCORE CORP
filed 2004-02-17
CIK 808326

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (Mark one):
 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No []

The number of shares of the registrant's common stock, no par value, outstanding as of February 6, 2004 was 38,826,418.

ITEM 1.  FINANCIAL STATEMENTS

                               EMCORE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                 [IN THOUSANDS, EXCEPT INCOME (LOSS) PER SHARE]
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       DECEMBER 31,
                                                            -------------------------------
                                                                 2003           2002
                                                            -------------------------------


Revenue.....................................................        $23,125         $9,382

Cost of revenue.............................................         19,945         12,007
                                                            ------------------------------
         Gross profit (loss)................................          3,180         (2,625)

Operating expenses:
   Selling, general and administrative......................          5,307          3,974
   Research and development.................................          6,046          2,449
   Gain from debt extinguishment............................              -         (6,614)
                                                            ------------------------------
       Total operating expenses (income)....................         11,353           (191)
                                                            ------------------------------

         Operating loss.....................................         (8,173)        (2,434)

Other expenses:
   Interest income..........................................           (158)          (405)
   Interest expense.........................................          2,025          2,191
   Equity in net (income) loss of unconsolidated affiliate..           (267)           571
                                                            ------------------------------
        Total other expenses................................          1,600          2,357
                                                            ------------------------------

         Loss from continuing operations....................         (9,773)        (4,791)

Discontinued operations:
   (Loss) income from discontinued operations...............         (1,697)         1,894
   Gain on disposal of discontinued operations..............         19,584              -
                                                            ------------------------------
         Income from discontinued operations................         17,887          1,894
                                                            ------------------------------
         Net income (loss)..................................         $8,114        $(2,897)
                                                            ==============================
PER SHARE DATA:
Basic per share data:
            Loss from continuing operations..................        $(0.26)        $(0.13)
            Income from discontinued operations..............          0.47           0.05
                                                            ------------------------------
            Net income (loss)................................         $0.21         ($0.08)
                                                            ==============================
Diluted per share data:
   Loss from continuing operations..........................         $(0.25)        $(0.13)
   Income from discontinued operations......................           0.45           0.05
                                                            ------------------------------
   Net income (loss)........................................          $0.20         $(0.08)
                                                            ==============================
Weighted average basic shares outstanding used in per share
calculations................................................         37,862         36,781
                                                            ==============================
Weighted average diluted shares outstanding used in per
diluted share calculation...................................         39,670         36,781
                                                            ==============================


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                               EMCORE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2003 AND SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                                       AS OF               AS OF
                                                                   DECEMBER 31,        SEPTEMBER 30,
                                      ASSETS                           2003                2003
                                                                ------------------  ------------------
                                                                   (unaudited)

Current assets:
  Cash and cash equivalents....................................          $54,37                $28,439
  Marketable securities........................................          24,052                      -
  Accounts receivable, net.....................................          19,614                 14,221
  Accounts receivable - related party..........................             313                    325
  Inventories, net.............................................          14,116                 13,963
  Prepaid expenses and other current assets....................           1,574                  1,936
  Assets of discontinued operations............................               -                 44,456
                                                                --------------------------------------
       Total current assets....................................         114,047                103,340

Property, plant and equipment, net.............................          72,515                 74,722
Goodwill.......................................................          31,884                 30,366
Intangible assets, net.........................................           4,886                  4,568
Investments in unconsolidated affiliate........................           9,481                  9,214
Other assets, net..............................................           9,817                 10,229
                                                                --------------------------------------

       Total assets............................................        $242,630               $232,439
                                                                ======================================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable.............................................         $11,004                 $8,155
  Accrued expenses.............................................          13,963                 13,204
  Customer deposits............................................             518                    295
  Capitalized lease obligation - current portion...............              47                     52
  Liabilities of discontinued operations.......................               -                  4,170
                                                                --------------------------------------
       Total current liabilities...............................          25,532                 25,876

Convertible subordinated notes.................................         161,750                161,750
Capitalized lease obligation, net of current portion...........              24                     41
                                                                --------------------------------------

       Total liabilities.......................................         187,306                187,667

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.0001 par, 5,882 shares authorized,
    no shares outstanding.... ..................................              -                      -
   Common stock, no par value, 100,000 shares authorized, 38,564 shares issued and 38,544 outstanding at December 31, 2003;
    37,327 shares issued and 37,307 outstanding at
    September 30, 2003...........................................       337,729                335,266
   Accumulated deficit...........................................      (281,324)              (289,438)
   Accumulated other comprehensive loss..........................          (115)                   (90)
   Shareholders' notes receivable................................           (34)                   (34)
   Treasury stock, at cost; 20 shares............................          (932)                  (932)
                                                                  ------------------------------------
       Total shareholders' equity................................        55,324                 44,772
                                                                  ------------------------------------
       Total liabilities and shareholders' equity................      $242,630               $232,439
                                                                  ====================================


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                                                               3

                               EMCORE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                                    --------------------------------
                                                                                          2003            2002
                                                                                    --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss) ......................................................                    $8,114         ($2,897)
Adjustments to reconcile net income (loss ) to net cash
   used for operating activities
    Income (loss) from discontinued operations.........................                     1,697          (1,894)
   Gain on disposal of discontinued operations.........................                   (19,584)              -
   Gain from debt extinguishment.......................................                         -          (6,614)
   Depreciation and amortization.......................................                     4,056           4,771
   Provision for doubtful accounts.....................................                       167             150
   Equity in net (income) loss of unconsolidated affiliate.............                      (267)            571
   Compensatory stock issuances........................................                       198             178
   Reduction of note receivable due for services received..............                       130             100
   Decrease (increase) in assets:
            Accounts receivable........................................                    (5,560)            789
            Accounts receivable - related party .......................                        12              12
            Inventories................................................                      (129)          1,472
            Prepaid and other current assets...........................                       362             125
            Other assets ..............................................                      (378)            (44)
   Increase (decrease) in liabilities:
            Accounts payable ..........................................                     2,849            (999)
            Accrued expenses ..........................................                      (838)         (1,681)
            Customer deposits .........................................                       223             180
            Other .....................................................                         -              26
   Net cash (used by) provided by operating activities of
     discontinued operations.. ........................................                    (3,870)          4,617
                                                                                 --------------------------------
                 Total adjustments ....................................                   (20,932)          1,759
                                                                                 --------------------------------
    Net cash used for operating activities.............................                   (12,818)         (1,138)
                                                                                 --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from disposition of discontinued operations..............                    62,043               -
Purchase of plant, and equipment ......................................                      (349)           (408)
Investments in unconsolidated affiliate ...............................                        -           (1,960)
Cash purchase of business, net of cash acquired........................                    (1,103)           (250)
Net proceeds from sales of marketable securities.......................                   (24,077)         (5,365)
Net cash used for investing activities by discontinued operations......                         -              (6)
                                                                                 --------------------------------
Net cash provided by (used for) investing activities ..................                    36,514          (7,989)
                                                                                 --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible subordinated notes...........................                         -          (6,636)
Payments on capital lease obligations..................................                       (22)            (21)
Proceeds from exercise of stock options................................                     1,808               -
Proceeds from employee stock purchase plan.............................                       457             171
                                                                                 ---------------------------------
Net cash provided by (used for) financing activities ..................                     2,243          (6,486)
                                                                                 ---------------------------------
Net increase (decrease) in cash and cash equivalents...................                    25,939         (15,613)

Cash and cash equivalents, beginning of period.........................                    28,439          42,716
                                                                                 ---------------------------------
Cash and cash equivalents, end of period ..............................                   $54,378         $27,103
                                                                                 =================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for interest .........................                    $4,047          $4,447
                                                                                 =================================


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.


                               EMCORE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 (UNAUDITED)
                                 (IN THOUSANDS)

                                            ---------- -----------
                                                                                  Accumulated
                                             Common      Common                      Other     Shareholders'               Total
                                              Stock      Stock     Accumulated   Comprehensive    Notes      Treasury  Shareholders'
                                             Shares      Amount      Deficit     Income (Loss)  Receivable     Stock      Equity
                                            ---------- ----------- ------------- ------------- ------------- --------- ------------

      BALANCE AT SEPTEMBER 30, 2003 ......   37,307       $335,266    $(289,438)        $(90)         $(34)   $(932)      $44,772

Net income................................                                8,114                                             8,114

Unrealized loss on marketable securities .                                                (25)                                (25)

Translation adjustment....................                                                                                      -
                                                                                                                       ------------

     Comprehensive income.................                                                                                  8,089

Stock option exercise.....................      952           1,808                                                         1,808

Compensatory stock issuances .............       41             198                                                           198

Issuance of common stock - Employee Stock
   Purchase Plan .........................      244             457                                                           457
                                            ---------- ----------- ------------- ------------- ------------- --------- -----------
     BALANCE AT DECEMBER 31, 2003 ........   38,544     $337,729    $(281,324)         $(115)         $(34)   $(932)      $55,324
                                            ========== =========== ============= ============= ============= ========= ===========




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

EMCORE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003 AND 2002 AND
FOR THE THREE MONTHS ENDED OF DECEMBER 31, 2003 AND 2002
(UNAUDITED)


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

         Preparation of EMCORE's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and footnotes included in EMCORE's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.


NOTE 2.  DISCONTINUED OPERATIONS

         On November 3, 2003, pursuant to approval received by the Board of Directors on October 31, 2003, EMCORE sold its TurboDisc systems business to a subsidiary of Veeco Instruments Inc. (Veeco) in a transaction that could be valued at up to $80.0 million. The purchase price was $60.0 million in cash at closing with an additional aggregate maximum payout of $20.0 million over the next two years. EMCORE will receive in cash 50% of all revenues from this business that exceeds $40.0 million in each of the next two years, beginning January 1, 2004. In accordance with the terms of the agreement, EMCORE also received an additional $2.0 million in cash for working capital adjustments and expense reimbursements. This transaction included the assets, products, product warranty liabilities, hardware-related technology and intellectual property used primarily in the operation of this business, including its manufacturing facility located in Somerset, New Jersey. Approximately 150 employees of EMCORE were involved in the TurboDisc business of which approximately 120 became employees of Veeco.

         The capital equipment business enabled EMCORE to develop the critical materials science expertise that has become the cornerstone of its compound semiconductor based communications products and its sole business focus. EMCORE retained a license to all systems-related intellectual property and ownership of all its process and device technology. Moreover, the sale of the TurboDisc business strengthened EMCORE's balance sheet and helped provide the resources necessary to implement its communications strategy.

         EMCORE's financial statements have been reclassified to reflect the TurboDisc systems business as a discontinued operation for all periods presented.

Operating results of the discontinued operations are as follows:

-----------------------------------------------------------------------
MOCVD SYSTEMS BUSINESS                           THREE MONTHS ENDED
                                                    DECEMBER 31,
-----------------------------------------------------------------------

(in thousands)
 STATEMENT OF OPERATIONS
 (unaudited)                                     2003         2002
-----------------------------------------------------------------------

Revenue.......................................   $1,001       $13,864
Cost of revenue...............................    1,704         9,013
                                              -------------------------
         Gross (loss) profit..................     (703)        4,851

Operating expenses:
     Selling, general and administrative.....       483         1,805
     Research and development................       512         1,157
                                              -------------------------
          Total operating expenses...........       995         2,962
                                              -------------------------

   Interest income...........................        (1)           (5)
                                              -------------------------

          (Loss) income from operations......   $(1,697)        $1,894
-----------------------------------------------------------------------

The components of the gain on disposal of discontinued operations are as follows, in thousands:

(unaudited)
                                                         -----------
Cash received...........................................     $62,043
                                                         -----------
    Assets sold:
        Accounts receivable.............................     (10,418)
        Inventories.....................................     (11,887)
        Prepaid and other current assets................         (14)
        Property, plant and equipment...................     (20,673)
        Identifiable intangible assets..................        (833)
                                                         -----------
    Total assets sold...................................     (43,825)
                                                         -----------

    Liabilities sold:
        Accounts payable.................................      2,161
        Accrued expenses.................................      2,410
        Customer deposits................................        794
                                                         -----------
    Total liabilities sold...............................      5,365
                                                         -----------
    Less: disposal costs.................................     (3,999)
                                                         -----------

            Gain on disposal of discontinued operations.    $19,584
                                                         ===========

The carrying value of the assets and liabilities of the discontinued operation included in the September 30, 2003 consolidated balance sheet are as follows:

(in thousands)                                      As of September 30,
(unaudited)                                                2003
                                                  ------------------------
Assets:
     Accounts receivable.....................                    $11,375
     Inventories.............................                     11,143
     Other current assets....................                         18
     Property, plant and equipment...........                     21,087
     Identifiable intangible assets..........                        833
                                                  ------------------------
        Total assets to be disposed..........                    $44,456
                                                  ========================

Liabilities:
     Accounts payable........................                     $3,372
     Accrued expenses........................                        506
     Customer deposits.......................                        292
                                                  ----------------------
        Total liabilities to be disposed.....                     $4,170
                                                  ======================


NOTE 3.   ACQUISITIONS

         ORTEL - In January 2003, EMCORE purchased Agere Systems, Inc.'s cable television (CATV) transmission systems, telecom access and satellite communication (Satcom) components business, formerly Ortel Corporation (Ortel), for $26.2 million in cash. This business designs and manufactures high performance optoelectronic solutions that enable voice, video and data networks. Ortel's product offerings include 1310 nm and 1550 nm analog and digital lasers, dense wavelength division multiplexing (DWDM) lasers, transmitter engines, photodiodes, fiber-to-the-premise, business, curb or home (in general, FTTx) components, wideband lasers and receivers, and optical links for long-haul antenna remoting. These products enable EMCORE to have a broad presence in the CATV and Radio Frequency (RF) transport markets as well as the telecom access and emerging FTTx market.

         The following unaudited condensed consolidated pro forma financial data has been prepared to give effect to EMCORE's acquisition of certain assets and liabilities of Ortel. It does not purport to represent what the consolidated results of operations or financial position of EMCORE would actually have been if the acquisition had occurred on the dates referred to below, nor does it purport to project the results of operations or financial position of EMCORE for any future period. The unaudited condensed consolidated pro forma statement of operations data was prepared by combining the operations of EMCORE with the operations of Ortel, giving effect to the acquisition as though it occurred on October 1, 2002.

         Condensed Consolidated Pro Forma Statement of Operations Data
                  For the three months ended December 31, 2002

                                                   EMCORE          Pro Forma
                                                   ------          ---------

      Revenues..............................       $9,382            $17,972
      Net loss..............................       (2,897)            (5,356)
                                                  =======            =======
         Net loss per basic and diluted share..    $(0.08)            $(0.15)
                                                  =======            =======

     MOLEX - On October 9, 2003, EMCORE acquired Molex Inc.'s 10G Ethernet transceiver business (Molex) for an initial $1.0 million in cash. In accordance with the agreement, EMCORE will pay an additional $1.5 million in progress payments, of which $0.1 million was paid in the first quarter of fiscal 2004. The remaining progress payments are expected to be paid during the balance of Fiscal 2004. This transaction included assets, products and intellectual property including several Molex product designers. Molex specializes in coarse-wavelength- division-multiplexing (CWDM) products. The newly formed design center in Downers Grove, IL designs and manufactures serial 10 Gb/s and CWDM optical transceivers for the growing 10G Ethernet market. This acquisition is not significant on a pro forma basis and therefore, pro forma financial statements are not provided.

    The following represents the allocation of the purchase price over the estimated fair values of the acquired assets of Molex.

(in thousands)

Cash...................................................       $1,000
Future progress payments...............................        1,500
Acquisition costs......................................          200
                                                         -----------
Total purchase price...................................       $2,700
                                                         ===========


Allocation of purchase price based on fair values:
    Assets acquired:
        Inventories....................................          $24
        Plant and equipment............................          600
        Identifiable intangible assets, net............          558
        Goodwill.......................................        1,518
                                                         -----------
            Net assets acquired........................       $2,700
                                                         ===========



NOTE 4.  SEGMENT DATA AND RELATED INFORMATION

     Prior to the systems business divestiture, EMCORE had two reportable operating segments: the systems segment and the components and subsystems segment. As a result of this divestiture, EMCORE now has only one reportable operating segment. This segment is comprised of our Fiber Optics, Photovoltaics and Electronic Materials and Devices product lines. EMCORE's Fiber Optics product line supports our CATV, telecommunications, data and storage and Satcom target markets. Specific products for this communications-related product line include optical components and subsystems for CATV and FTTx, VCSEL and PIN photodiodes components, 10G LX4, CX4, TOSA, ROSA packaged parts and modules, and Satcom transmitter and receiver components. EMCORE's Photovoltaic revenues are derived primarily from the sales of solar power conversion products including solar cells, covered interconnect solar cells (CICs) and solar panels. Revenues from the Electronic Materials and Devices product line include wireless products, such as RF materials including HBTs and enhancement-mode pHEMTS, and also MR sensors and process development technology.

     The table below sets forth the revenues and percentage of total revenues attributable to each of EMCORE's product lines for the three months ended December 31, 2003 and 2002.


----------------------------------------------------------------------------------------------
(in thousands)                                 3 months                 3 months
                                                ended        % of         ended       % of
PRODUCT LINE REVENUE                           December     revenue     December     revenue
THREE MONTHS ENDED                             31, 2003                 31, 2002
DECEMBER 31, 2003 & 2002
----------------------------------------------------------------------------------------------

     Fiber Optics.............................   $15,493    67.0%          $2,286    24.4%
     Photovoltaics............................     4,526    19.6%           5,075    54.1%
     Electronic Materials and Devices.........     3,106    13.4%           2,021    21.5%
                                             -------------------------------------------------
            Total revenues....................   $23,125   100.0%          $9,382   100.0%
----------------------------------------------------------------------------------------------



     CUSTOMERS AND GEOGRAPHIC REGION

     EMCORE works closely with its customers to design and develop process technology and material science expertise for use in production systems for its customers' end-use applications. EMCORE has leveraged its process and materials science knowledge base to manufacture a broad range of compound semiconductor wafers and devices. For the three months ended December 31, 2003, revenues from Motorola, Inc. and the Indian Space Research Organization (ISRO) represented 23% and 10% of our consolidated quarterly revenue, respectively. For the three months ended December 31, 2002, revenues from ISRO and the U.S. Department of Defense represented 31% and 11% of our consolidated quarterly revenue, respectively.

     EMCORE has generated a significant portion of its sales to customers outside the United States. Historically, EMCORE has received most payments for products and services in U.S. dollars, and therefore, EMCORE does not anticipate that fluctuations in any currency will have a material effect on its financial condition or results of operations. The following chart contains a breakdown of EMCORE's consolidated revenues by geographic region:

--------------------------------------------------------------------------------------------
(in thousands)                                3 months                3 months
                                                ended     % of          ended     % of
REVENUE BY GEOGRAPHIC REGION                  December     revenue    December     revenue
THREE MONTHS ENDED                            31, 2003                31, 2002
DECEMBER 31, 2003 & 2002
-------------------------------------------------------------------------------------------
United States..............................      $16,251    70.3%         $5,750    61.3%
Asia.......................................        5,176    22.4%          3,368    35.9%
Europe.....................................        1,698     7.3%            264     2.8%
                                             -----------------------------------------------
            Total revenues.................      $23,125   100.0%         $9,382   100.0%
--------------------------------------------------------------------------------------------

Sales to the United States include sales to Canada and South America, which have not, historically, been material.

NOTE 5.  JOINT VENTURE

         In January 1999, General Electric Lighting and EMCORE formed GELcore, a joint venture to develop and market HB-LED lighting products. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid-state lighting. Under the terms of the joint venture agreement, EMCORE has a 49% non-controlling interest in the GELcore venture and accounts for this investment using the equity method of accounting. For the three-months ended December 31, 2003, and 2002, EMCORE recognized income of $0.3 million, and a loss of $(0.6) million, respectively, related to the joint venture, which was recorded as a component of other income and expense. As of December 31, 2003 EMCORE's net investment in this joint venture amounted to approximately $9.5 million.


NOTE 6.  BALANCE SHEET DATA

o  ACCOUNTS RECEIVABLE, NET
   The components of accounts receivable consisted of the following:

(in thousands)                                       At                At
                                           December 31, 2003  September 30, 2003
                                         -------------------  ------------------

Accounts receivable.....................            $19,866             $13,128
Accounts receivable - unbilled..........              1,034               2,134
                                         ------------------    ----------------
                                                     20,900              15,262

Allowance for doubtful accounts.........             (1,286)             (1,041)
                                         ------------------    ----------------

               Total....................            $19,614             $14,221
                                         ==================    ================

o INVENTORIES, NET
  The components of inventories consisted of the following:

(in thousands)                           At                        At
                                  December 31, 2003        September 30, 2003
                                ----------------------    ----------------------

Raw materials...................                $4,772                    $3,520
Work-in-process.................                 4,474                     4,273
Finished goods..................                 4,870                     6,170
                                ----------------------    ----------------------

             Total                             $14,116                   $13,963
                                ======================    ======================

o PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment are summarized below:

(in thousands)                                   At                    At
                                          December 31, 2003   September 30, 2003
                                         ------------------   ------------------

Land..................................               $1,502              $1,502
Building and improvements.............               38,987              38,980
Equipment.............................               68,903              68,064
Furniture and fixtures................                4,992               5,036
Leasehold improvements................                1,822               1,802
Construction in progress..............                2,075               1,928
Property and equipment
     under capital lease..............                  429                 429
                                         --------------------------------------
                                                    118,710             117,741
Less: accumulated depreciation and
          amortization................              (46,195)            (43,019)
                                         --------------------------------------
               Total..................              $72,515             $74,722
                                         ======================================


o GOODWILL
  The changes in the carrying value of goodwill for the three months ended December 31, 2003 are as follows:

(in thousands)                                       Goodwill
                                                   -------------

Balance as of September 30, 2003..................       $30,366
       Goodwill acquired..........................         1,518
                                                   -------------
Balance as of December 31, 2003...................       $31,884
                                                   =============


 On October 9, 2003, EMCORE acquired Molex and allocated approximately $1.5 million to goodwill.


o INTANGIBLE ASSETS, NET
  The components of intangible assets consisted of the following:

                                                At December 31, 2003                       At September 30, 2003
                                                --------------------                       ---------------------

(in thousands)                       GROSS      ACCUMULATED      NET      GROSS      ACCUMULATED        NET
                                     ASSETS    AMORTIZATION     ASSETS    ASSETS     AMORTIZATION      ASSETS
                                    --------- ---------------- --------- --------- ----------------- -----------

Patents............................. $469           $(185)      $284      $469            $(164)        $305
Acquired intellectual property:
         Ortel..................... 3,274            (576)     2,698     3,274             (486)       2,788
         Tecstar..................  1,900            (681)     1,219     1,900             (586)       1,314
         Alvesta..................    193             (42)       151       193              (32)         161
         Molex....................    558             (24)       534         -                 -           -
                                    ========= ================ ========= ========= ================= ===========
                       Total...... $6,394         $(1,508)    $4,886    $5,836          $(1,268)      $4,568
                                    ========= ================ ========= ========= ================= ===========

         Future amortization expense as of December 31, 2003 is as follows:

(in thousands)
         Period ending:                         Amortization
                                               ----------------

Nine months ending September 30, 2004......             $1,026
September 30, 2005.........................              1,255
September 30, 2006.........................              1,242
September 30, 2007.........................                863
September 30, 2008.........................                270
Thereafter.................................                230
                                               ----------------

Future amortization expense.....................        $4,886
                                               ================

o ACCRUED EXPENSES
  The components of accrued expenses consisted of the following:


(in thousands)                                 At                     At
                                        December 31, 2003     September 30, 2003
                                     ----------------------- -------------------

Compensation..........................             $4,837                 $4,447
Interest..............................              1,033                  3,055
Warranty..............................              2,563                  2,440
Professional fees.....................              1,221                  1,200
Royalty...............................              1,613                    200
Self insurance........................              1,094                    750
Other.................................              1,602                  1,112
                                     ----------------------- -------------------

               Total.................             $13,963                $13,204
                                     ======================= ===================



NOTE 7.  DEBT FACILITIES

         CONVERTIBLE SUBORDINATED NOTES - In May 2001, EMCORE issued $175.0 million aggregate principal amount of its 5% convertible subordinated notes due in May 2006. Net proceeds received by EMCORE, after costs of issuance, were approximately $168.8 million. Interest is payable in arrears semiannually on May 15 and November 15 of each year, which began on November 15, 2001. The notes are convertible into EMCORE common stock at a conversion price of $48.76 per share, subject to certain adjustments, at the option of the holder. The notes may be redeemed at EMCORE's option, on or after May 20, 2004 at specific redemption prices. There are no financial covenants related to these notes.


         On January 21, 2004 EMCORE commenced an offer to exchange up to $88,962,500 principal amount of its new 5% Convertible Senior Subordinated Notes due May 15, 2011 and $56,612,500 payable in its common stock, up to a maximum of 10,542,365 shares, for up to all of the $161,750,000 principal amount of its currently outstanding 5% Convertible Subordinated Notes due May 2006. If consummated, the exchange offer will allow the Company to reduce its outstanding indebtedness by up to $72,787,500 and reduce its interest expense through May 15, 2006 by up to $3,639,375 per year. The exchange offer is scheduled to expire on February 18, 2004 at 11:59 p.m., unless extended.


NOTE 8.  STOCK OPTIONS AND WARRANTS

         EMCORE accounts for its employee stock option-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense is recognized for stock option-based compensation unless the quoted market price of the stock at grant date is in excess of the amount the employee must pay to acquire the stock. EMCORE has not recognized any stock option-based compensation expense in any of the periods presented.

         The following table illustrates the effect on net loss and net loss per share if EMCORE had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure to stock based employee compensation:

                                                        FOR THE THREE MONTHS
                                                          ENDED DECEMBER 31,
                                                        --------------------
                                                         2003          2002
                                                         ----          ----
    Net income (loss)................................  $8,114       $(2,897)

    Deduct:  Total stock based employee compensation
    expense determined under fair value based methods
    for all awards, net of related tax effects.......    (857)         (779)
                                                         -----        -----

    Pro forma net income (loss)......................    $7,257     $(3,676)
                                                     ===========================

         The pro forma disclosures shown above were calculated for all options using Black-Scholes option pricing model with the following assumptions:

                                                       FOR THE THREE MONTHS
                                                         ENDED DECEMBER 31,
                                                       ----------------------
                                                         2003          2002
                                                         ----          ----
    Expected dividend yield.........................      0%            0%
    Expected stock price volatility.................    112%          111%
    Risk-free interest rate.........................   2.85%         3.25%
    Weighted average expected life (in years).......      5             5



NOTE 9.  RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities. This interpretation defines when a business must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003 and became effective for all other transactions as of July 1, 2003. However, in October 2003 the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003. Again in December 2003, the FASB permitted companies to defer the December 31, 2003 effective date, in certain circumstances, to the first interim or annual period ending after March 15, 2004. The Company has determined that it is not reasonably probable that it will be required to consolidate or disclose information about a variable interest entity.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component,
(3) amends the definition of an underlying to conform it to language used in FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is to be applied prospectively to contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Adoption of this statement did not have a material impact on the financial position, results of operations, or cash flows of EMCORE.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities, Equity, or Both. This limited scope statement prescribes changes to the classification of mandatorily redeemable preferred stock, preferred securities of subsidiary trusts and the accounting for forward purchase contracts issued by a company in its own stock among other issues. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety and requires all preferred securities of subsidiary trusts to be classified as debt on the consolidated balance sheet and the related dividends as interest expense. The Company adopted the provisions of SFAS No. 150, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The adoption of this statement did not have a material impact on the Company's financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward looking statements may be identified by the use of words such as "expects", "anticipates", "intends", "plans", believes", "estimate", "target", "may", "will" and variations of these words and similar expression. These forward-looking statements are subject to business, economic and other risks and uncertainties, and actual results may differ materially from those discussed in these forward-looking statements. This discussion should be read in conjunction with the Consolidated Financial Statements, including the related footnotes. These forward-looking statements include, without limitation, any and all statements or implications regarding:

o The ability of EMCORE Corporation (EMCORE) to remain competitive and a leader in its industry and the future growth of EMCORE, the industry and the economy in general;

o difficulties arising from the separation of the TurboDisc business from EMCORE's ongoing business lines;

o difficulties in integrating recent or future acquisitions into EMCORE's operations;

o the expected level and timing of benefits to EMCORE from its restructuring and realignment efforts, including:

     o expected cost reductions and their impact on EMCORE's financial performance,

     o expected improvement to EMCORE's product and technology development programs, and

     o the belief that restructuring and realignment efforts will position EMCORE well in the current business environment and prepare it for future growth with increasingly competitive new product offerings and long-term cost structure,

o guidance provided by EMCORE regarding its expected financial performance in current or future periods, including, without limitation, with respect to anticipated revenues for any period in fiscal 2004 and subsequent periods; and

o statements regarding EMCORE's pending exchange offer for its 5% convertible subordinated notes.

        These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation, the following:

o The disposition of our TurboDisc business may result in decreased revenues going forward as well as additional difficulties arising from the separation of its operations from our ongoing operations,

o our inability to complete the exchange offer of EMCORE's 5% convertible subordinated notes on satisfactory terms,

o other risks and uncertainties described in EMCORE's filings with the Securities and Exchange Commission (SEC) (including under the heading "Risk Factors" in our 2003 Annual Report), such as:

     o    cancellations, rescheduling or delays in product shipments;
     o    manufacturing capacity constraints;
     o    lengthy sales and qualification cycles;
     o    difficulties in the production process;
     o    changes in semiconductor industry growth;
     o    increased competition; and
     o    delays in developing and commercializing new products.

        We assume no obligation to update the matters discussed in this Quarterly Report or our 2003 Annual Report, except as required by applicable law or regulation.

COMPANY OVERVIEW

         EMCORE Corporation, a New Jersey corporation established in 1984, offers a broad portfolio of compound semiconductor-based components and subsystems for the rapidly expanding broadband and wireless communication markets and the solid-state lighting industry. EMCORE continues to expand its comprehensive product portfolio to enable the transport of voice, data and video over copper, hybrid fiber/coax (HFC), fiber, satellite and wireless communication networks. The company is building upon its leading-edge compound semiconductor materials and device expertise to provide cost-effective components and subsystems for the cable television (CATV), telecommunications, data and storage, satellite and wireless communications markets. EMCORE supports these end markets through its EMCORE Fiber Optics, EMCORE Photovoltaics and EMCORE Electronic Materials and Devices product lines. Through its 49% ownership participation in GELcore, LLC, EMCORE plays a vital role in developing and commercializing next-generation LED technology for use in the general illumination market. Our target markets and main products that support these markets include:

     o CATV - Optical components and subsystems for cable television signal transmission over HFC, including hub transmitters based on linear 1310 nanometer (nm) and 1550 nm Distributed Feedback (DFB) and Fabry-Perot
          (FP) laser technologies, head-end transmitters based on 1550 nm DFB laser and external modulator technologies, and HFC node video detectors and receivers based on PIN (the "P", "I", "N" represent P-type, intrinsic and N-type semiconductor materials, respectively) photodiode technology.

     o TELECOMMUNICATIONS - Optical components and subsystems for telecommunications and fiber-to-the-premise, business, curb or home (in general, FTTx), including high-speed long-wavelength edge emitting lasers and transmit optical subassemblies (TOSA) based on 1310 nm and 1550 nm DFB or FP technologies, head-end transmitters for FTTx applications based on 1550nm laser technology, passive optical network
          (PON) receivers for FTTx applications, high speed receivers and detectors based on avalanche photodetectors (APD) and PIN detector technologies, and 4- and 12-channel parallel optical transceiver modules for telecommunication switch applications based on 850 nm vertical cavity surface emitting laser (VCSEL) and PIN photodiode array technology.

     o DATA AND STORAGE - Optical components and subsystems for data communications and storage applications, including high-speed VCSELs and PIN photodiode components, 12-channel parallel optical transceiver modules for High Performance Computing (HPC) or "Super Computing" markets, LX4 and CX4 products for short reach 10 Gigabit per second (Gb/s) data communications and Ethernet networks, and 10 Gb/s TOSA and receive optical subassemblies (ROSA) for storage area networks (SAN).

     o SATELLITE COMMUNICATIONS - Solar cells and solar panels for global satellite communications, featuring world-leading conversion efficiencies and satellite communication (Satcom) products, including transmitters, receivers, subsystems and systems to transport wideband microwave signals between satellite base stations and antenna dishes.

     o WIRELESS COMMUNICATIONS - Electronic materials for the wireless handset and base station markets, which materials include 4-inch and 6-inch InGaP Hetero-junction Bipolar Transistor (HBT) and AlGaAs pseudomorphic high electron mobility transistors (pHEMT) and E-mode epi wafers that are used for power amplifiers and switches in GSM, TDMA and CDMA multiband wireless handsets.

     o SOLID-STATE LIGHTING - High Brightness Light Emitting Diodes (HB-LEDs) for lighting applications. Through its 49% ownership participation in GELcore, LLC (GELcore), EMCORE plays a vital role in developing and commercializing next-generation LED technology for use in the general illumination market. GELcore's products include traffic lights, channel letters, flashlights and other signage and display products incorporating HB-LEDs. In the near term, GELcore expects to be deploying its HB-LED products in the automotive and general appliance markets.

ACQUISITIONS AND DIVESTITURE

Over the past fourteen months, EMCORE has refocused its market and product strategy to address high growth opportunities for its compound semiconductor based components and subsystems in the CATV, telecom, data and storage, satellite and wireless communications markets. In addition to developing its internal capability to develop and manufacture products for these markets, EMCORE has expanded its portfolio of communications products and technologies through a series of strategic acquisitions:

         o In December 2002, EMCORE acquired certain assets of privately held Alvesta Corporation (Alvesta) of Sunnyvale, California. The transaction included the acquisition of intellectual property and inventory including several Alvesta product designers. Alvesta, which operates under EMCORE's fiber optics group, was an industry leader in the research and development of parallel optic transceivers for fiber optic communication networks. Alvesta pioneered four channel parallel optic transceivers for the Optical Internetworking Forum and 10 Gigabit (10G) Fibre Channel, Ethernet and Infiniband applications. The newly formed design center in Santa Clara, CA designs low-cost parallel optical module solutions used in Fibre Channel, Ethernet and Infiniband networks. The new products include media converter modules, copper XENPAK transceivers and active optical cables to address the short reach requirements of central offices and data centers. These components form the optical subsystem of the recently announced SmartLink product.

         o In January 2003, EMCORE purchased Agere Systems, Inc.'s CATV transmission systems, telecom access and Satcom components business, formerly Ortel Corporation (Ortel). This business, now operating as the Ortel division within EMCORE's fiber optics group, designs and manufactures high performance optoelectronic solutions that enable voice, video and data networks. Ortel's product offerings include 1310 nm and 1550 nm analog and digital lasers, dense wavelength division multiplexing (DWDM) lasers, transmitter engines, photodiodes, FTTx components, wideband lasers and receivers, and optical links for long-haul antenna remoting. These products will enable EMCORE to have a broad presence in the CATV and Radio Frequency (RF) transport markets as well as the telecom access and emerging FTTx market.

         o On October 9, 2003, EMCORE announced that it had acquired Molex Inc.'s 10G Ethernet transceiver business (Molex). This transaction included assets, products and intellectual property including several Molex product designers. Management believes that Molex, which operates under EMCORE's fiber optics group, gives EMCORE a significant competitive advantage and the most complete 10G Ethernet transceiver product portfolio in the industry. Molex specializes in coarse-wavelength-division-multiplexing (CWDM) products. The newly formed design center in Downers Grove, IL designs and manufactures serial 10 Gb/s and CWDM optical transceivers for the growing 10G Ethernet market.

         o On November 3, 2003, pursuant to approval received by the Board of Directors on October 31, 2003, EMCORE sold its TurboDisc systems business to a subsidiary of Veeco Instruments Inc. (Veeco) in a transaction that could be valued at up to $80.0 million. The purchase price was $60.0 million in cash at closing with an additional aggregate maximum payout of $20.0 million over the next two years. EMCORE will receive in cash 50% of all revenues from this business that exceeds $40.0 million in each of the next two years, beginning January 1, 2004. In accordance with the terms of the agreement, EMCORE also received an additional $2.0 million in cash for working capital adjustments and expense reimbursements. This transaction included the assets, products, product warranty liabilities, hardware-related technology and intellectual property used primarily in the operation of this business, including its manufacturing facility located in Somerset, New Jersey. Approximately 150 employees of EMCORE were involved in the TurboDisc business of which approximately 120 became employees of Veeco.

         Management believes that the sale of the TurboDisc systems business was a critical step in reorienting EMCORE's market and product focus. The capital equipment business enabled EMCORE to develop the critical materials science expertise that has become the cornerstone of its compound semiconductor based communications products and our sole business focus. EMCORE retained a license to all systems related intellectual property and ownership of all its process and device technology. Moreover, the sale of the TurboDisc business strengthened EMCORE's balance sheet and helped provide the resources necessary to implement its communications strategy.

REVENUES BY PRODUCT LINE

         Prior to the systems business divestiture, EMCORE had two reportable operating segments: the systems segment and the components and subsystems segment. As a result of this divestiture, EMCORE now has only one reportable operating segment. This segment is comprised of our Fiber Optics, Photovoltaics and Electronic Materials and Devices product lines. EMCORE's Fiber Optics product line supports our CATV, telecommunications, data and storage and Satcom target markets. Specific products for this communications-related product line include optical components and subsystems for CATV and FTTx, VCSEL and PIN photodiodes components, 10G LX4, CX4, TOSA, ROSA packaged parts and modules, and Satcom transmitter and receiver components. EMCORE's Photovoltaic revenues are derived primarily from the sales of solar power conversion products including solar cells, covered interconnect solar cells (CICs) and solar panels. Revenues from the Electronic Materials and Devices product line include wireless products, such as RF materials including HBTs and enhancement-mode pHEMTS, and also MR sensors and process development technology.

     The table below sets forth the revenues and percentage of total revenues attributable to each of EMCORE's product lines for the three months ended December 31, 2003 and 2002.


--------------------------------------------------------------------------------
(in thousands)                       3 months                3 months
                                      ended      % of         ended     % of
PRODUCT LINE REVENUE                 December     revenue    December    revenue
THREE MONTHS ENDED                   31, 2003                31, 2002
DECEMBER 31, 2003 & 2002
--------------------------------------------------------------------------------
  Fiber Optics.....................   $15,493    67.0%          $2,286    24.4%
  Photovoltaics....................     4,526    19.6%           5,075    54.1%
  Electronic Materials and Devices.     3,106    13.4%           2,021    21.5%
                                     -------------------------------------------
       Total revenues..............   $23,125   100.0%          $9,382   100.0%
--------------------------------------------------------------------------------



CUSTOMERS AND GEOGRAPHIC REGION

     EMCORE works closely with its customers to design and develop process technology and material science expertise for use in production systems for its customers' end-use applications. EMCORE has leveraged its process and materials science knowledge base to manufacture a broad range of compound semiconductor wafers and devices. For the three months ended December 31, 2003, revenues from Motorola, Inc. and the Indian Space Research Organization (ISRO) represented 23% and 10% of our consolidated quarterly revenue, respectively. For the three months ended December 31, 2002, revenues from ISRO and the U.S. Department of Defense represented 31% and 11% of our consolidated quarterly revenue, respectively.

     EMCORE has generated a significant portion of its sales to customers outside the United States. Historically, EMCORE has received most payments for products and services in U.S. dollars, and therefore, EMCORE does not anticipate that fluctuations in any currency will have a material effect on its financial condition or results of operations. The following chart contains a breakdown of EMCORE's consolidated revenues by geographic region:

--------------------------------------------------------------------------------
(in thousands)                     3 months                3 months
                                     ended     % of          ended     % of
REVENUE BY GEOGRAPHIC REGION       December     revenue    December     revenue
THREE MONTHS ENDED                 31, 2003                31, 2002
DECEMBER 31, 2003 & 2002
--------------------------------------------------------------------------------
United States...................... $16,251    70.3%         $5,750    61.3%
Asia...............................   5,176    22.4%          3,368    35.9%
Europe.............................   1,698     7.3%            264     2.8%
                                  ----------------------------------------------
            Total revenues........  $23,125   100.0%         $9,382   100.0%

Sales to the United States include sales to Canada and South America, which have not, historically, been material.

BACKLOG

     As of December 31, 2003, EMCORE had a backlog believed to be firm of approximately $34.7 million. This compares to a backlog of $33.1 million as reported at September 30, 2003. Historically, significant portions of our revenue are not reported in backlog since our customers have reduced lead times. Many of our sales usually occur within the same month when the purchase order is received. We believe the entire backlog could be filled during the next 12 months, however, especially given the current market environment, customers may delay shipment of certain orders. Backlog also could be adversely affected if customers unexpectedly cancel purchase orders accepted by us.


CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from those estimates. Critical accounting policies include those policies that are reflective of significant judgments and uncertainties, which potentially could produce materially different results under different assumptions and conditions. The significant accounting policies that we believe are the most critical to the understanding of reported financial results include the following:

         o Valuation of long-lived assets and intangible assets -- EMCORE reviews long-lived assets and intangible assets on an annual basis or whenever events or changes in circumstances suggest that they may be impaired. A long-lived asset is considered impaired when its anticipated discounted cash flow is less than its carrying value. In making this determination, EMCORE uses certain assumptions, including, but not limited to: (a) estimates of the fair market value of these assets, and (b) estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that assets will be used in our operations and estimated salvage values.

         o Inventories -- Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. We evaluate our ending inventories on a quarterly basis for excess quantities, impairment of value and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team and management estimates. If inventories on hand are in excess of demand, or if they are greater than 12-months old, appropriate reserves are provided. Remaining inventory balances are adjusted to approximate the lower of our manufacturing cost or market value. If future demand or market conditions are less favorable than our estimates, additional inventory write-downs may be required.

         o Revenue Recognition -- Revenue is recognized upon shipment provided we have received a signed purchase order, the price is fixed, the product meets the customer's specifications, title and ownership have transferred to the customer and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are FOB or FCA shipping point. The difference between FOB and FCA is that under FCA terms, the customer designates a shipping carrier of choice to be used. Under both terms, we fulfill the obligation of delivery when the goods are handed over to the carrier at our shipping dock. If inventory is maintained at a consigned location, revenue is recognized when our customer pulls product for its use.

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

         o Accounts Receivable -- EMCORE regularly evaluates accounts receivable and accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligation to us. If the financial condition of our customers were to deteriorate, additional allowances may be required.

         o Accruals for Liabilities and Warranties -- EMCORE may incur costs for which we have not been billed. These costs can include legal and accounting fees, costs pertaining to our self-funded medical insurance, warranty costs and other expenses. EMCORE makes estimates for these costs using historical data or information gained directly from the service providers

         The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in our 2003 Annual Report on Form 10-K which contain a discussion of our accounting policies and other disclosures required by accounting principles generally accepted in the United States.


RECENT FINANCIAL ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46 Consolidation of Variable Interest Entities. This interpretation defines when a business must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003 and became effective for all other transactions as of July 1, 2003. However, in October 2003 the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003. Again in December 2003, the FASB permitted companies to defer the December 31, 2003 effective date, in certain circumstances, to the first interim or annual period ending after March 15, 2004. The Company has determined that it is not reasonably probable that it will be required to consolidate or disclose information about a variable interest entity.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component,
(3) amends the definition of an underlying to conform it to language used in FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is to be applied prospectively to contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Adoption of this statement did not have a material impact on the financial position, results of operations, or cash flows of EMCORE.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities, Equity, or Both. This limited scope statement prescribes changes to the classification of mandatorily redeemable preferred stock, preferred securities of subsidiary trusts and the accounting for forward purchase contracts issued by a company in its own stock among other issues. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety and requires all preferred securities of subsidiary trusts to be classified as debt on the consolidated balance sheet and the related dividends as interest expense. The Company adopted the provisions of SFAS No. 150, including the deferral of certain effective dates as a result of the provisions of FASB Staff Position 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The adoption of this statement did not have a material impact on the Company's financial position and results of operations.


RESULTS OF OPERATIONS

        The following table sets forth the consolidated statements of operations data of EMCORE expressed as a percentage of total revenues for the three months ended December 31, 2003 and 2002:

 STATEMENTS OF OPERATIONS DATA:                  THREE MONTHS ENDED DECEMBER 31,

                                                  ------------------------------
                                                      2003            2002
                                                  ------------------------------

Revenue........................................           100.0%          100.0%

Cost of revenue............................                86.2%          128.0%
                                                   -----------------------------

         Gross profit (loss)...................            13.8%         (28.0)%

Operating expenses:
   Selling, general and administrative.........            23.0%           42.4%
   Research and development....................            26.1%           26.1%
   Gain from debt extinguishment...............                -         (70.5)%
                                                   -----------------------------
       Total operating expenses (income).......            49.1%          (2.0)%
                                                   -----------------------------

         Operating loss........................          (35.3)%         (26.0)%

Other expenses:
   Interest income.............................           (0.7)%          (4.3)%
   Interest expense............................             8.8%           23.3%
   Equity in net (income) loss of unconsolidated
     affiliate.................................           (1.1)%            6.1%
                                                   -----------------------------
       Total other expenses....................             7.0%           25.1%
                                                   -----------------------------

         Loss from continuing operations.......          (42.3)%         (51.1)%

Discontinued operations:
   (Loss) income from discontinued operations...          (7.3)%           20.2%
   Gain on disposal of discontinued operations..           84.7%               -
                                                   -----------------------------
         Income from discontinued operations....           77.4%           20.2%
                                                   -----------------------------
         Net income (loss)......................           35.1%         (30.9)%
                                                   =============================

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

REVENUE. For the three months ended December 31, 2003 and 2002, EMCORE's consolidated revenue increased $13.7 million or 146% to $23.1 million from $9.4 million, respectively. On a product line basis, sales of fiber optic components and subsystems devices increased $13.2 million or 578%, photovoltaic products decreased $0.5 million or 11% and electronic materials and devices increased $1.1 million or 54% from the same period in the prior year. International sales accounted for 30% of revenues for the three months ended December 31, 2003 and 39% of revenues for the three months ended December 31, 2002.

         Prior to the systems business divestiture, EMCORE had two reportable operating segments: the systems segment and the components and subsystems segment. As a result of this divestiture, EMCORE now has only one reportable operating segment. This segment is comprised of our Fiber Optics, Photovoltaics and Electronic Materials and Devices product lines.

         EMCORE's Fiber Optics product line supports our CATV, telecommunications, data and storage and Satcom target markets. Its products include VCSEL die and chip products, packaged products, which include TOSA, ROSA and transceiver module level products, fiber optic transmitter and receiver CATV products, Satcom transmission links, and PON and FTTx systems. For the three months ended December 31, 2003 and 2002, Fiber Optics revenues were $15.5 million and $2.3 million, respectively. This accounts for 67% and 24% of EMCORE's total revenues for the three months ended December 31, 2003 and 2002, respectively.

         We expect demand for EMCORE Fiber Optics products to be fueled by several factors. Recently, cable operators and traditional telephone service providers have been competing with each other to offer the lowest price for unlimited "triple play" (voice, data and video) communications through one cable. As the market leader in RF transmission over fiber for the cable industry, EMCORE is enabling Multi-System Operators (MSO's) to offer "triple play" to meet the exploding demand for on-demand, high-speed interactive and other new services. In response to the "triple play" threat from MSOs, the Regional Bell operating companies (RBOCs) also plan to offer "triple play" service over new deployment of fiber-to-the-premise systems. These growing applications should increase demand for FTTx subsystems. In addition, during the three months ended December 31, 2003, EMCORE commenced shipments of both 10G TO/TOSA parts and LX4 transceivers. As a result of new product launches and increased volumes of VCSEL-related product, fiscal 2004 second quarter fiber optics revenues are expected to significantly increase.

         Photovoltaic revenues include the sale of epi wafers, solar cells, covered interconnect solar cells (CICs) and solar panels. Photovoltaic revenues for the three months ended December 31, 2003 and 2002 were $4.5 million and $5.1 million, respectively. The decrease is attributable to delays in government program launch schedules and continued sales price erosion on solar cell products. Photovoltaic sales fluctuate quarterly due to the timing of large shipments or completion of significant research contracts. Sales in the photovoltaic group represented 20% and 54% of EMCORE's total revenues for the three months ended December 31, 2003 and 2002, respectively.

         Sales of electronic materials and devices, which include RF materials and MR sensors, increased to $3.1 million for the three months ended December 31, 2003 from $2.0 million for the three months ended December 31, 2002. The increase was due to an increase in orders from both Motorola and Anadigics. This market is highly competitive, raw materials are extremely expensive and average selling prices have been declining over the past several years. Sales from this group represented 13% and 22% of EMCORE's total revenues for the three months ended December 31, 2003 and 2002, respectively.


GROSS PROFIT (LOSS). Gross profit increased $5.8 million to $3.2 million for the three months ended December 31, 2003 from ($2.6) million for the three months ended December 31, 2002. Compared to the prior year, gross margins increased from (28%) to 14%. This quarterly improvement is associated with increased volumes, changes in product mix and increased manufacturing efficiency associated with newer product introductions. As revenues increase, our margins should increase as well since a significant portion of our facility costs is fixed, so higher throughput should result in lower costs per unit produced. Fiscal 2004 gross margins should also increase as product lines are transferred to contract manufacturers for high volume production and as management implements additional programs to improve manufacturing process yields. Management expects gains in gross margins to be slightly offset by lower sales prices due to competitive pricing pressures.

SALES, GENERAL AND ADMINISTRATIVE. Sales, general and administrative expenses (SG&A) increased $1.3 million or 34% to $5.3 million for the three months ended December 31, 2003 from $4.0 million for the three months ended December 31, 2002. As a percentage of revenue, SG&A decreased from 42% to 23%. The increase in SG&A was a direct result of the Ortel acquisition.

RESEARCH AND DEVELOPMENT. Research and development expenses (R&D) increased $3.6 million or 150% to $6.0 million for the three months ended December 31, 2003 from $2.4 million for the three months ended December 31, 2002. As a percentage of revenue, R&D remained constant at 26% for both periods. The increase in R&D spending was primarily due to $1.7 million related to the Ortel acquisition and development of 10G Ethernet applications. In the second half of fiscal 2004, R&D is expected to decrease as the fiber optic group completes the development of
(a) SmartLink, a 10 Gb/s patent-protected media converter solution that uses fiber optics to extend the current copper socket throughout the data center or central office to up to 300 meters; (b) CX4, a product similar to LX4 except that is uses a copper cable connection instead of fiber optics; and (c) 10 Gb/s TOSAs and ROSAs packaged parts. Ortel's R&D is expected to be approximately $6.5 million in fiscal 2004. Ortel's R&D focus is on the continued development of PONs, FTTC and FTTH systems that will provide even greater bandwidth, better performance and increased reliability to homes and businesses.

GAIN FROM DEBT EXTINGUISHMENT. In December 2002, EMCORE purchased, in multiple transactions, $13.2 million principal amount of the notes at prevailing market prices for an aggregate of approximately $6.3 million. As a result of the transaction, EMCORE recorded a gain of approximately $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million.

INTEREST EXPENSE, NET. Interest expense, net essentially remained flat at approximately $1.8 million.

EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATE. EMCORE's share of GELcore's operating results increased $0.8 million or 147% to $0.3 million for the three months ended December 31, 2003 from $(0.5) million for the three months ended December 31, 2002. This quarterly improvement is associated with increased unit volumes, changes in LED product mix and less manufacturing inefficiencies associated with newer product introductions.

INCOME TAXES. EMCORE did not incur any income tax expense for the three months ended December 31, 2003 and 2002 as we do not expect to generate a tax liability in excess of our net operating loss carryforwards.

DISCONTINUED OPERATIONS. On November 3, 2003, EMCORE sold its TurboDisc systems business to Veeco. Accordingly, the operating results from this business were reported as discontinued operations in our consolidated statements of operations. For the three months ended December 31, 2003, net loss from discontinued operations was $1.7 million and EMCORE recognized a gain on the disposal of the systems business of $19.6 million. For the three months ended December 31, 2002, net income from discontinued operations was $1.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

         EMCORE has funded operations to date through product sales and sales of equity and subordinated debt. Significant financial transactions include the following:

         o In March 2000, EMCORE raised approximately $127.5 million from an additional equity offering;
         o In May 2001, EMCORE issued $175.0 million of 5% convertible subordinated notes; and
         o In November 2003, EMCORE sold its TurboDisc systems business.

         At December 31, 2003, EMCORE had working capital of approximately $88.5 million. Prior to reclassifying all of the assets associated with the discontinued operation to current assets, working capital at September 30, 2003 was $55.5 million. Cash, cash equivalents and marketable securities at December 31, 2003 totaled $78.4 million, which reflects a net cash increase of $50.0 million for the three months ended December 31, 2003, which is largely attributable to the sale of the TurboDisc business.

         On November 3, 2003, pursuant to approval received by the Board of Directors on October 31, 2003, EMCORE sold its TurboDisc systems business to a subsidiary of Veeco in a transaction that could be valued at up to $80.0 million. The purchase price was $60.0 million in cash at closing with an additional aggregate maximum payout of $20.0 million over the next two years. EMCORE will receive in cash 50% of all revenues from this business that exceeds $40.0 million in each of the next two years, beginning January 1, 2004. In accordance with the terms of the agreement, EMCORE also received an additional $2.0 million in cash for working capital adjustments and expense reimbursements. This transaction included the assets, products, product warranty liabilities, hardware-related technology and intellectual property used primarily in the operation of this business, including its manufacturing facility located in Somerset, New Jersey. Approximately 150 employees of EMCORE were involved in the TurboDisc business of which approximately 120 became employees of Veeco.

Cash Flow

         Net Cash Used For Operations -- For the three months ended December 31, 2003, net cash used for operations, including results from discontinued operations, increased $11.8 million to $(12.9) million from ($1.1) million for the three months ended December 31, 2002. Included in EMCORE's net income of $9.8 million, for the three months ended December 31, 2003, were non-cash items of $19.6 million related to the gain on disposal of discontinued operations, $4.1 million in depreciation and amortization expenses and $1.7 million related to losses incurred from the discontinued operations. Decreases in cash flow from changes in balance sheet accounts totaled $3.6 million for the three months ended December 31, 2003. Significant fluctuations on the balance sheet included increased receivables of $5.6 million offset by an increase in accounts payable of $2.8 million.

         Net Cash Provided By (Used For) Investment Activities -- For the three months ended December 31, 2003, net cash provided by investment activities improved $44.6 million to $36.6 million from $(8.0) million. Changes in cash flow from December 31, 2002 to 2003 consisted of:

         o Divestiture - Sale of TurboDisc business generated $62.0 million in cash.

         o Capital expenditures -- Capital expenditures decreased slightly to $0.3 million from $0.4 million. As part of our ongoing effort to manage cash, management carefully scrutinizes all capital purchases. Exclusive of facility consolidation efforts, EMCORE estimates fiscal 2004 capital expenditures to increase modestly as management focuses on purchasing equipment that will provide higher target yields for manufactured product.

         o Investments -- For the three months ended December 31, 2002, investments in EMCORE's GELcore joint venture totaled approximately $2.0 million. As a result of GELcore's improved operations and recently reported profitable quarterly results, no additional investments were made to GELcore in the first quarter of fiscal 2004.

         o Acquisitions -- From time to time, EMCORE evaluates potential acquisitions of complementary businesses as strategic opportunities and anticipates continuing to make such evaluations. In December 2002, EMCORE acquired certain assets of privately held Alvesta Corporation for approximately $250,000. In October 2003, EMCORE purchased Molex's 10G Ethernet transceiver business for an initial $1.0 million in cash. In accordance with the agreement, EMCORE will pay an additional $1.5 million in progress payments, of which $0.1 million was paid in the first quarter of fiscal 2004. The remaining progress payments are expected to be paid during the balance of fiscal 2004.

         o Marketable securities -- For the three months ended December 31, 2003 and 2002, EMCORE's net investment in marketable securities decreased by $24.1 million and $5.4 million, respectively, in order to fund acquisitions and operations.

         Net Cash Provided By (Used For) Financing Activities -- For the three months ended December 31, 2003, net cash used for financing activities increased $8.7 million to $2.2 million from $(6.5) million in the prior year. In December 2002, $6.3 million related to the partial repurchase of our convertible subordinated notes. Proceeds received from the exercise of common stock options amounted to $1.8 million and $0.2 million for the three months ended December 31, 2003 and 2002, respectively.

Financing Transactions

         In May 2001, EMCORE issued $175.0 million aggregate principal amount of its 5% convertible subordinated notes due in May 2006. Net proceeds received by EMCORE, after costs of issuance, were approximately $168.8 million. Interest is payable in arrears semiannually on May 15 and November 15 of each year, which began on November 15, 2001. The notes are convertible into EMCORE common stock at a conversion price of $48.76 per share, subject to certain adjustments, at the option of the holder. The notes may be redeemed at EMCORE's option, on or after May 20, 2004 at specific redemption prices. There are no financial covenants related to these notes. For the three months ended December 31, 2003 and 2002, interest expense relating to the notes approximated $2.0 million and $2.2 million, respectively.

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

         On January 21, 2004 EMCORE commenced an offer to exchange up to $88,962,500 principal amount of its new 5% Convertible Senior Subordinated Notes due May 15, 2011 and $56,612,500 payable in its common stock, up to a maximum of 10,542,365 shares, for up to all of the $161,750,000 principal amount of its currently outstanding 5% Convertible Subordinated Notes due May 2006. If consummated, the exchange offer will allow the Company to reduce its outstanding indebtedness by up to $72,787,500 and reduce its interest expense through May 15, 2006 by up to $3,639,375 per year. The exchange offer is scheduled to expire on February 18, 2004 at 11:59 p.m., unless extended.


CONCLUSION

EMCORE believes that its current liquidity should be sufficient to meet its cash needs for working capital through the next 12 months. However, if cash generated from operations and cash on hand are not sufficient to satisfy EMCORE's liquidity requirements, EMCORE will seek to obtain additional equity or debt financing. Additional funding may not be available when needed or on terms acceptable to EMCORE. If EMCORE is required to raise additional financing and if adequate funds are not available or not available on acceptable terms, the ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on EMCORE's business, financial condition, results of operations and cash flow.

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

(b) Changes in internal controls

         We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. During the quarter ended December 31, 2003, there were no significant changes to our internal controls over financial reporting or in other factors that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

 PART II. OTHER INFORMATION


      ITEM 1.  LEGAL PROCEEDINGS

         We are involved in lawsuits and proceedings which arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.
..

      ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

               Not applicable.

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

     ITEM 5.  OTHER INFORMATION

               Not applicable.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)     List of Exhibits

                  31.1 Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 17, 2004.

                  31.2 Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 17, 2004.

                  32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 17, 2004.

                  32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 17, 2004.

          (b)     Reports on Form 8-K

                  Current report on Form 8-K, dated December 29, 2003, announcing filing of Registration Statement on Form S-4

                  Current report on Form 8-K, dated November 18, 2003, announcing sale of the Registrant's TurboDisc division

                  Current report on Form 8-K, dated November 13, 2003, announcing Registrant's fiscal fourth quarter and year end results

                  Current report on Form 8-K, dated October 14, 2003, announcing acquisition of Molex by Registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 EMCORE CORPORATION


  Date:  February 17, 2004   By:  /s/ Reuben F. Richards, Jr.
                                      ------------------------------------
                                      Reuben F. Richards, Jr.
                                      President and Chief Executive Officer

  Date:  February 17, 2004   By:  /s/ Thomas G. Werthan
                                      ------------------------------------
                                      Thomas G. Werthan
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

31.1 Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 17, 2004.

31.2 Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 17, 2004.

32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 17, 2004.

32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 17, 2004