Form 10-Q
period 2004-03-31
EMCORE CORP
filed 2004-05-19
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE):

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number: 0-22175

EMCORE CORPORATION

(Exact name of Registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2746503 (IRS Employer Identification No.)

145 Belmont Drive
Somerset, NJ 08873

(Address of principal executive offices) (zip code)

(732) 271-9090

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ].

The number of shares of the registrant's common stock, no par value, outstanding as of May 5, 2004 was 46,594,743.

ITEM 1.   Financial Statements

EMCORE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended March 31, 2004 and 2003
(in thousands, except income (loss) per share)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
				(As restated see Note 9)
Revenue	$23,180	$16,864	$46,305	$26,246
Cost of revenue	20,499	17,705	40,444	29,712
Gross profit (loss)	2,681	(841)	5,861	(3,466)
Operating expenses:
Selling, general and administrative	5,644	5,499	10,951	9,473
Research and development	5,714	4,212	11,760	6,661
Total operating expenses	11,358	9,711	22,711	16,134
Operating loss	(8,677)	(10,552)	(16,850)	(19,600)
Other (income) expenses:
Interest income	(199)	(300)	(357)	(705)
Interest expense	1,685	2,046	3,710	4,237
Gain from debt extinguishment	(12,312)	—	(12,312)	(6,614)
Equity in net loss (income) of GELcore	51	731	(216)	1,302
Total other (income) expenses	(10,775)	2,477	(9,175)	(1,780)
Income (loss) from continuing operations	2,098	(13,029)	(7,675)	(17,820)
Discontinued operations:
(Loss) income from discontinued operations	(348)	488	(2,045)	2,382
Gain on disposal of discontinued operations	—	—	19,584	—
(Loss) income from discontinued operations	(348)	488	17,539	2,382
Net income (loss)	$1,750	$(12,541)	$9,864	$(15,438)
Per Share Data:
Basic per share data:
Income (loss) from continuing operations	$0.05	$(0.35)	$(0.19)	$(0.48)
(Loss) income from discontinued operations	$(0.01)	$0.01	$0.44	$0.06
Net income (loss)	$0.04	$(0.34)	$0.25	$(0.42)

Diluted per share data:
Income (loss) from continuing operations	$0.05	$(0.35)	$(0.19)	$(0.48)
(Loss) income from discontinued operations	$(0.01)	$0.01	$0.44	$0.06
Net income (loss)	$0.04	$(0.34)	$0.25	$(0.42)

Weighted average basic shares outstanding used in per basic share calculations	41,904	36,936	39,872	36,857
Weighted average diluted shares outstanding used in per diluted share calculations	43,725	36,936	39,872	36,857

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2004 and September 30, 2003
(in thousands)
(unaudited)

	As of March 31, 2004	As of September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$39,541	$28,439
Marketable securities	30,975	—
Accounts receivable, net	16,716	14,221
Accounts receivable, GELcore	255	325
Inventories, net	14,670	13,963
Prepaid expenses and other current assets	2,308	1,936
Assets of discontinued operations	—	44,456
Total current assets	104,465	103,340
Property, plant and equipment, net	70,560	74,722
Goodwill	31,884	30,366
Intangible assets, net	4,811	4,568
Investments in GELcore	9,430	9,214
Other assets, net	8,750	10,229
Total assets	$229,900	$232,439
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,646	$8,155
Accrued expenses	12,882	13,204
Customer deposits	125	295
Capitalized lease obligation, current portion	38	52
Liabilities of discontinued operations	—	4,170
Total current liabilities	25,691	25,876
Convertible subordinated notes	96,051	161,750
Capitalized lease obligation, net of current portion	16	41
Total liabilities	121,758	187,667
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	—	—
Common stock, no par value, 100,000 shares authorized, 46,577 shares issued and 46,557 outstanding at March 31, 2004; 37,327 shares issued and 37,307 outstanding at September 30, 2003	388,793	335,266
Accumulated deficit	(279,574)	(289,438)
Accumulated other comprehensive loss	(111)	(90)
Shareholders' notes receivable	(34)	(34)
Treasury stock, at cost; 20 shares	(932)	(932)
Total shareholders' equity	108,142	44,772
Total liabilities and shareholders' equity	$229,900	$232,439

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2004 and 2003
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$9,864	$(15,438)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Loss (income) from discontinued operations	2,045	(2,382)
Gain on disposal of discontinued operations	(19,584)	—
Gain from debt extinguishment	(12,312)	(6,614)
Depreciation and amortization	7,835	9,862
Provision for doubtful accounts	242	350
Equity in net (income) loss of GELcore	(216)	1,302
Compensatory stock issuances	426	345
Reduction of note receivable due for services received	260	101
Decrease (increase) in assets:
Accounts receivable	(2,737)	(236)
Accounts receivable, GELcore	70	37
Inventories	(683)	6,584
Prepaid and other current assets	636	(989)
Other assets	(288)	(611)
Increase (decrease) in liabilities:
Accounts payable	4,491	(97)
Accrued expenses	(1,741)	(990)
Customer deposits	(170)	42
Other	—	20
Net cash (used for) provided by operating activities of discontinued operations	(4,218)	5,659
Total adjustments	(25,944)	12,383
Net cash used for operating activities	(16,080)	(3,055)
Cash flows from investing activities:
Cash proceeds from disposition of discontinued operations	62,043	—
Purchase of plant and equipment	(3,017)	(2,657)
Investments in GELcore	—	(1,960)
Cash purchase of business, net of cash acquired	(1,281)	(26,450)
(Investment in) net proceeds from sales of marketable securities	(30,996)	35,551
Net cash used for investing activities of discontinued operations	—	(109)
Net cash provided by investing activities	26,749	4,375
Cash flows from financing activities:
Repurchase of convertible subordinated notes	(10)	(6,317)
Payments on capital lease obligations	(39)	(45)
Proceeds from exercise of stock options	2,525	—
Proceeds from employee stock purchase plan	457	171
Convertible debt/equity issuance costs	(2,500)	—
Net cash provided by (used for) financing activities	433	(6,191)
Net increase (decrease) in cash and cash equivalents	11,102	(4,871)
Cash and cash equivalents, beginning of period	28,439	42,716
Cash and cash equivalents, end of period	$39,541	$37,845
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$6,056	$4,450
Issuance of common stock in conjunction with the subordinated debt exchange	$51,091	$—

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION

Notes to Consolidated Financial Statements
As of March 31, 2004 and 2003 and
for the three and six months ended of March 31, 2004 and 2003
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

Certain prior year financial statement amounts have been reclassified to conform to the current year financial statement presentation.

NOTE 2.    Discontinued Operations

On November 3, 2003, EMCORE sold its TurboDisc systems business to a subsidiary of Veeco Instruments Inc. (Veeco) in a transaction that could be valued at up to $80.0 million. The purchase price was $60.0 million in cash at closing with an additional aggregate maximum payout of $20.0 million over the next two years. EMCORE will receive in cash 50% of all revenues from this business that exceed $40.0 million in each of the next two years, beginning January 1, 2004. In accordance with the terms of the agreement, EMCORE also received an additional $2.0 million in cash for working capital adjustments and expense reimbursements. This transaction included the assets, products, product warranty liabilities, hardware-related technology and intellectual property used primarily in the operation of this business, including its manufacturing facility located in Somerset, New Jersey. 140 employees of EMCORE were involved in the TurboDisc business of which approximately 118 became employees of Veeco. EMCORE's financial statements have been reclassified to reflect the TurboDisc systems business as a discontinued operation for all prior periods presented.

Operating results of the discontinued operations are as follows:

MOCVD SYSTEMS BUSINESS	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2004	2003	2004	2003
Statement of Operations
Revenue	$—	$10,810	$1,001	$24,674
Cost of revenue	—	7,218	1,704	16,231
Gross profit (loss)	—	3,592	(703)	8,443
Operating expenses:
Selling, general and administrative	348	1,893	831	3,698
Research and development	—	1,216	512	2,373
Total operating expenses	348	3,109	1,343	6,071
Interest income	—	(5)	(1)	(10)
(Loss) income from operations	$(348)	$488	$(2,045)	$2,382

EMCORE CORPORATION

Notes to Consolidated Financial Statements   (continued)
As of March 31, 2004 and 2003 and
for the three and six months ended of March 31, 2004 and 2003
(Unaudited)

The components of the gain on disposal of discontinued operations are as follows:

(in thousands)
Cash received	$62,043
Assets sold:
Accounts receivable	(10,418)
Inventories	(11,887)
Prepaid and other current assets	(14)
Property, plant and equipment	(20,673)
Identifiable intangible assets	(833)
Total assets sold	(43,825)
Liabilities sold:
Accounts payable	2,161
Accrued expenses	2,410
Customer deposits	794
Total liabilities sold	5,365
Less: disposal costs	(3,999)
Gain on disposal of discontinued operations	$19,584

The carrying values of the assets and liabilities of the discontinued operation included in the September 30, 2003 consolidated balance sheet are as follows:

(in thousands)	As of September 30, 2003
Assets:
Accounts receivable	$11,375
Inventories	11,143
Other current assets	18
Property, plant and equipment	21,087
Identifiable intangible assets	833
Total assets to be disposed	$44,456
Liabilities:
Accounts payable	$3,372
Accrued expenses	506
Customer deposits	292
Total liabilities to be disposed	$4,170

NOTE 3.    Acquisitions

ORTEL — In January 2003, EMCORE purchased Agere Systems, Inc.'s cable television (CATV) transmission systems, telecom access and satellite communication (Satcom) components business, formerly Ortel Corporation (Ortel), for $26.2 million in cash.

MOLEX — On October 9, 2003, EMCORE acquired Molex Inc.'s 10G Ethernet transceiver business (Molex) for an initial $1.0 million in cash. In accordance with the agreement, EMCORE will

EMCORE CORPORATION

Notes to Consolidated Financial Statements   (continued)
As of March 31, 2004 and 2003 and
for the three and six months ended of March 31, 2004 and 2003
(Unaudited)

pay an additional $1.5 million in progress payments, of which $0.2 million has already been paid in the six months ended March 31, 2004. The remaining $1.3 million is expected to be paid by September 30, 2004. The purchase price, including acquisition costs of $0.2 million, was allocated over the estimated fair values of the acquired assets as follows: $1.5 million to goodwill, $0.6 million to plant and equipment, and $0.6 million to net identifiable intangible assets. This acquisition is not significant on a pro forma basis and therefore, pro forma financial statements are not provided.

NOTE 4.    Segment Data and Related Information

Prior to the systems business divestiture, EMCORE had two reportable operating segments: the systems segment and the components and subsystems segment. As a result of this divestiture, EMCORE now has only one reportable operating segment. This segment is comprised of our Fiber Optics, Photovoltaics and Electronic Materials and Devices product lines. EMCORE's Fiber Optics product line supports our CATV, FTTx, telecommunications, data and storage and satcom target markets. Revenues from EMCORE's Photovoltaic's product lines are derived primarily from sales of solar power conversion products including solar cells, covered interconnect solar cells (CICs) and solar panels. Revenues from the Electronic Materials and Devices product line include wireless products, such as RF materials including HBTs and enhancement-mode pHEMTS, MR sensors and process development technology.

The table below sets forth the revenues and percentage of total revenues attributable to each of EMCORE's product lines for the three and six months ended March 31, 2004 and 2003.

(in thousands)	3 months ended March 31, 2004	% of revenue	3 months ended March 31, 2003	% of revenue	6 months ended March 31, 2004	% of revenue	6 months ended March 31, 2003	% of revenue
Product Line Revenue Three and six months ended March 31, 2004 and 2003
Fiber Optics	$14,156	61.1%	$9,685	57.4%	29,649	64.0%	$11,971	45.6%
Photovoltaics	6,113	26.4%	5,211	30.9%	10,639	23.0%	10,286	39.2%
Electronic Materials and Devices	2,911	12.5%	1,968	11.7%	6,017	13.0%	3,989	15.2%
Total revenues	$23,180	100.0%	$16,864	100.0%	$46,305	100.0%	$26,246	100.0%

Customers and Geographic Region

Sales to customers that account for at least 10% of total EMCORE revenues are outlined below:

	For the three months ended March 31,		For the six months ended March 31,
(in thousands, except per share data)	2004	2003	2004	2003
Motorola	12.7%	15.0%	15.2%	10.5%
India Space Research Organization	—	—	—	11.1%

EMCORE CORPORATION

Notes to Consolidated Financial Statements   (continued)
As of March 31, 2004 and 2003 and
for the three and six months ended of March 31, 2004 and 2003
(Unaudited)

The following chart contains a breakdown of EMCORE's consolidated revenues by geographic region:

(in thousands)	3 months ended March 31, 2004	% of revenue	3 months ended March 31, 2003	% of revenue	6 months ended March 31, 2004	% of revenue	6 months ended March 31, 2003	% of revenue
Revenue by Geographic Region Three and six months ended March 31, 2004 and 2003
United States	$14,480	62.5%	$10,803	64.1%	$30,731	66.4%	$16,553	63.1%
South America	416	1.8%	462	2.7%	416	0.9%	462	1.8%
Asia	4,766	20.5%	3,954	23.4%	9,942	21.4%	7,322	27.9%
Europe	3,518	15.2%	1,645	9.8%	5,216	11.3%	1,909	7.2%
Total revenues	$23,180	100.0%	$16,864	100.0%	$46,305	100.0%	$26,246	100.0%

NOTE 5.    Balance Sheet Data

•	Accounts receivable, net

The components of accounts receivable consisted of the following:

(in thousands)	At March 31, 2004	At September 30, 2003
Accounts receivable	$14,736	$13,128
Accounts receivable — unbilled	3,332	2,134
	18,068	15,262
Allowance for doubtful accounts	(1,352)	(1,041)
Total	$16,716	$14,221

•	Inventories, net

The components of inventories consisted of the following:

(in thousands)	At March 31, 2004	At September 30, 2003
Raw materials	$6,746	$3,520
Work-in-process	2,771	4,273
Finished goods	5,153	6,170
Total	$14,670	$13,963

•	Goodwill

The changes in the carrying value of goodwill for the six months ended March 31, 2004 are as follows:

(in thousands)	Goodwill
Balance as of September 30, 2003	$30,366
Goodwill — Molex acquisition	1,518
Balance as of March 31, 2004	$31,884

EMCORE CORPORATION

Notes to Consolidated Financial Statements   (continued)
As of March 31, 2004 and 2003 and
for the three and six months ended of March 31, 2004 and 2003
(Unaudited)

•	Intangible Assets, net

The components of intangible assets consisted of the following:

	At March 31, 2004			At September 30, 2003
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Patents	$721	$(213)	$508	$469	$(164)	$305
Acquired intellectual property:
Ortel	3,274	(738)	2,536	3,274	(486)	2,788
Tecstar	1,900	(776)	1,124	1,900	(586)	1,314
Alvesta	193	(52)	141	193	(32)	161
Molex	558	(56)	502	—	—	—
Total	$6,646	$(1,835)	$4,811	$5,836	$(1,268)	$4,568

Future amortization expense as of March 31, 2004 is as follows:

(in thousands)	Amortization
Period ending:
Six months ending September 30, 2004	$730
September 30, 2005	1,305
September 30, 2006	1,292
September 30, 2007	913
September 30, 2008	321
Thereafter	250
Future amortization expense	$4,811

•	Accrued Expenses

The components of accrued expenses consisted of the following:

(in thousands)	At March 31, 2004	At September 30, 2003
Compensation	$3,997	$4,447
Interest	708	3,055
Warranty	2,767	2,440
Professional fees	1,130	1,200
Royalty	1,533	200
Self insurance	917	750
Other	1,830	1,112
Total	$12,882	$13,204

NOTE 6.    Debt Facilities

Convertible Subordinated Notes — In May 2001, EMCORE issued $175.0 million aggregate principal amount of its 5% convertible subordinated notes due in May 2006 (2006 Notes). Interest is payable in arrears semiannually on May 15 and November 15 of each year. The notes are convertible into EMCORE common stock at a conversion price of $48.76 per share, subject to certain adjustments, at the option of the holder. In December 2002, EMCORE purchased $13.2 million

EMCORE CORPORATION

Notes to Consolidated Financial Statements   (continued)
As of March 31, 2004 and 2003 and
for the three and six months ended of March 31, 2004 and 2003
(Unaudited)

principal amount of the notes at prevailing market prices for an aggregate of approximately $6.3 million. On February 24, 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of its convertible subordinated notes for approximately $80.3 million aggregate principal amount of new 5% Convertible Senior Subordinated Notes due May 15, 2011 (2011 Notes) and approximately 7.7 million shares of EMCORE common stock. Interest on the 2011 Notes is payable in arrears semiannually on May 15 and November 15 of each year. The notes are convertible into EMCORE common stock at a conversion price of $8.06 per share, subject to adjustment under customary anti-dilutive provisions. As a result of this transaction, EMCORE reduced debt by approximately $65.7 million, recorded a gain from early debt extinguishment of approximately $12.3 million, and approximately $15.7 million of the original convertible subordinated notes remain outstanding.

NOTE 7.    Stock Options and Warrants

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

The following table illustrates the effect on net income (loss) and net income (loss) per share if EMCORE had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure to stock based employee compensation:

	For the three months ended March 31,		For the six months ended March 31,
	2004	2003	2004	2003
Net income (loss)	$1,750	$(12,541)	$9,864	$(15,438)
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(746)	(706)	(1,603)	(1,389)
Pro forma net income (loss)	$1,004	$(13,247)	$8,261	$(16,827)

	For the three months ended March 31,		For the six months ended March 31,
	2004	2003	2004	2003
Reported net income (loss) per basic and diluted share	$0.04	$(0.34)	$0.25	$(0.42)
Pro Forma net income (loss) per basic and diluted share	$0.02	$(0.36)	$0.21	$(0.46)

EMCORE CORPORATION

Notes to Consolidated Financial Statements   (continued)
As of March 31, 2004 and 2003 and
for the three and six months ended of March 31, 2004 and 2003
(Unaudited)

The pro forma disclosures shown above were calculated for all options using Black-Scholes option pricing model with the following assumptions:

	For the three months ended March 31,		For the six months ended March 31,
	2004	2003	2004	2003
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	111%	113%	111%	113%
Risk-free interest rate	2.98%	2.78%	3.11%	2.78%
Weighted average expected life (in years)	5	5	5	5

NOTE 8.    Contingencies

This company is involved in lawsuits and proceedings which arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

NOTE 9.    Restatement of Statement of Operations

Subsequent to the issuance of its consolidated financial statements for the year ended September 30, 2003, the Company, after consultation with its auditors, determined that the gain from debt extinguishment should have been classified in other (income) expenses rather than operating expenses in its consolidated statements of operations.

As a result, operating loss for the six months ended March 31, 2003 has been increased by $6.6 million from the amount previously reported with a corresponding decrease in other (income) expenses. Such restatement does not change our balance sheet or statement of cash flows and has no effect on the previously reported net loss, earnings per share or net worth.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward looking statements may be identified by the use of words such as "expects", "anticipates", "intends", "plans", believes", "estimate", "target", "may", "will" and variations of these words and similar expression. These forward-looking statements are subject to business, economic and other risks and uncertainties, and actual results may differ materially from those discussed in these forward-looking statements. This discussion should be read in conjunction with the consolidated financial statements, including the related footnotes. These forward-looking statements include, without limitation, any and all statements or implications regarding:

•	The ability of EMCORE Corporation (EMCORE) to remain competitive and a leader in its industry and the future growth of EMCORE, the industry and the economy in general;

•	difficulties arising from the separation of the TurboDisc business from EMCORE's ongoing business lines;

•	difficulties in integrating recent or future acquisitions into EMCORE's operations;

•	expected improvements in EMCORE's product and technology development programs.

•	guidance provided by EMCORE regarding its expected financial performance in current or future periods, including, without limitation, with respect to anticipated revenues for any period in fiscal 2004 and subsequent periods; and

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation, the following:

•	The disposition of our TurboDisc business is likely to result in decreased revenues going forward as well as additional difficulties arising from the separation of its operations from our ongoing operations,

•	other risks and uncertainties described in EMCORE's filings with the Securities and Exchange Commission (SEC) (including under the heading "Risk Factors" in our 2003 Annual Report), such as:

•	cancellations, rescheduling or delays in product shipments;

•	manufacturing capacity constraints;

•	lengthy sales and qualification cycles;

•	difficulties in the production process;

•	changes in semiconductor industry growth;

•	increased competition; and

•	delays in developing and commercializing new products.

We assume no obligation to update the matters discussed in this Quarterly Report or our 2003 Annual Report, except as required by applicable law or regulation.

Company Overview

EMCORE Corporation, a New Jersey corporation established in 1984, offers a broad portfolio of compound semiconductor-based components and subsystems for the rapidly expanding broadband and wireless communication markets and the solid state lighting markets. EMCORE continues to expand its comprehensive product portfolio to enable the transport of voice, data and video over copper, hybrid fiber/coax (HFC), fiber, satellite and wireless communication networks. The company is building upon its leading-edge compound semiconductor materials and device expertise to provide cost-effective components and subsystems for the cable television (CATV), fiber to the premise (FTTP), telecommunications, data and storage, satellite and wireless communications markets. Our target markets and main products that support these markets include:

•	Cable (CATV) and Fiber (FTTP) Networks — Optical components and subsystems for cable television signal transmission over HFC and for fiber-to-the-premise networks, including hub transmitters based on linear 1310 nanometer (nm) and 1550 nm Distributed Feedback (DFB) and Fabry-Perot (FP) laser technologies, head-end transmitters based on 1550 nm DFB laser and external modulator technologies, HFC node video detectors and receivers, optical diplexers and triplexers, and passive optical network (PON) transceivers.

•	Telecommunications — Optical components and subsystems for telecommunications and fiber-to-the-premise, business, curb or home (in general, FTTP), including high-speed long-wavelength edge emitting lasers and transmit optical subassemblies (TOSA) based on 1310 nm and 1550 nm DFB or FP technologies, head-end transmitters for FTTP applications based on 1550nm laser technology, passive optical network (PON) receivers for FTTP applications, high speed receivers and detectors based on avalanche photodetectors (APD) and PIN detector technologies, and 4- and 12-channel parallel optical transceiver modules for telecommunication switch applications based on 850 nm vertical cavity surface emitting laser (VCSEL) and PIN photodiode array technology.

•	Data and Storage Networks — Optical components and subsystems for data communications and storage applications, including high-speed VCSELs and PIN photodiode components, 4-channel and 12-channel parallel optical transceiver modules for High Performance Computing (HPC) or "Super Computing" markets, LX4 and CX4 products for short reach 10 Gigabit per second (Gb/s) data communications and Ethernet networks, and 10 Gb/s TOSA and receive optical subassemblies (ROSA) for storage area networks (SAN).

•	Satellite Communications — High efficiency solar cells and solar panels for global satellite communications and satellite communication (Satcom) fiber optics, including transmitters, receivers, subsystems and systems, to transport wideband microwave signals between satellite base stations and antenna dishes.

•	Wireless Communications — Electronic materials for the wireless handset and base station markets, which materials include 4-inch and 6-inch InGaP Hetero-junction Bipolar Transistor (HBT) and AlGaAs pseudomorphic high electron mobility transistors (pHEMT) and E-mode epi wafers that are used for power amplifiers and switches in GSM, TDMA and CDMA multiband wireless handsets.

•	Solid-State Lighting — High Brightness Light Emitting Diodes (HB-LEDs) for lighting applications. Through its 49% ownership participation in GELcore, LLC (GELcore), EMCORE plays a vital role in developing and commercializing next-generation LED technology for use in the general illumination market. GELcore's products include traffic lights, channel letters, flashlights and other signage and display products incorporating HB-LEDs. In the near term, GELcore expects to be deploying its HB-LED products in the automotive and general appliance markets.

Acquisitions and Divestiture

In addition to developing its internal capability to develop and manufacture products for our target markets, EMCORE has expanded its portfolio of communications products and technologies through a series of strategic acquisitions:

•	In January 2003, EMCORE purchased Agere Systems, Inc.'s (CATV) transmission systems, telecom access and Satcom components business, formerly Ortel Corporation (Ortel).

•	In October 2003, EMCORE acquired Molex Inc.'s 10G Ethernet transceiver business (Molex). Management believes that Molex, which operates under EMCORE's fiber optics product line, gives EMCORE a significant competitive advantage and the most complete 10G Ethernet transceiver product portfolio in the industry.

•	In November 2003, EMCORE sold its TurboDisc systems business to a subsidiary of Veeco Instruments Inc. (Veeco) in a transaction that could be valued at up to $80.0 million. The purchase price was $60.0 million in cash at closing with an additional aggregate maximum payout of $20.0 million over the next two years.

Revenues by Product Line

Prior to the systems business divestiture, EMCORE had two reportable operating segments: the systems segment and the components and subsystems segment. As a result of this divestiture, EMCORE now has only one reportable operating segment. This segment is comprised of our Fiber Optics, Photovoltaics and Electronic Materials and Devices product lines. EMCORE's Fiber Optics product line supports our CATV, telecommunications, data and storage and satcom target markets. Revenues from EMCORE's Photovoltaic's product lines are derived primarily from the sales of solar power conversion products including solar cells, covered interconnect solar cells (CICs) and solar panels. Revenues from the Electronic Materials and Devices product line include wireless products, such as RF materials including HBTs and enhancement-mode pHEMTS, MR sensors and process development technology.

The table below sets forth the revenues and percentage of total revenues attributable to each of EMCORE's product lines for the three and six months ended March 31, 2004 and 2003.

(in thousands)	3 months ended March 31, 2004	% of revenue	3 months ended March 31, 2003	% of revenue	6 months ended March 31, 2004	% of revenue	6 months ended March 31, 2003	% of revenue
Product Line Revenue Three and six months ended March 31, 2004 and 2003
Fiber Optics	$14,156	61.1%	$9,685	57.4%	29,649	64.0%	$11,971	45.6%
Photovoltaics	6,113	26.4%	5,211	30.9%	10,639	23.0%	10,286	39.2%
Electronic Materials and Devices	2,911	12.5%	1,968	11.7%	6,017	13.0%	3,989	15.2%
Total revenues	$23,180	100.0%	$16,864	100.0%	$46,305	100.0%	$26,246	100.0%

Customers and Geographic Region

Sales to customers that account for at least 10% of total EMCORE revenues are outlined below:

	For the three months ended March 31,		For the six months ended March 31,
(in thousands, except per share data)	2004	2003	2004	2003
Motorola	12.7%	15.0%	15.2%	10.5%
India Space Research Organization.	—	—	—	11.1%

The following chart contains a breakdown of EMCORE's consolidated revenues by geographic region:

(in thousands)	3 months ended March 31, 2004	% of revenue	3 months ended March 31, 2003	% of revenue	6 months ended March 31, 2004	% of revenue	6 months ended March 31, 2003	% of revenue
Revenue by Geographic Region Three and six months ended March 31, 2004 and 2003
United States	$14,480	62.5%	$10,803	64.1%	$30,731	66.4%	$16,553	63.1%
South America	416	1.8%	462	2.7%	416	0.9%	462	2.7%
Asia	4,766	20.5%	3,954	23.4%	9,942	21.4%	7,322	27.9%
Europe	3,518	15.2%	1,645	9.8%	5,216	11.3%	1,909	7.2%
Total revenues	$23,180	100.0%	$16,864	100.0%	$46,305	100.0%	$26,246	100.0%

Backlog

As of March 31, 2004, EMCORE had a backlog believed to be firm of approximately $35.3 million. This compares to a backlog of $33.1 million as reported at September 30, 2003. Backlog reflects the improved bookings of EMCORE's long cycle Satcom business. Since some of our customers have reduced lead times, many of our sales occur within the same quarter as the purchase order is received. These revenues are not recorded in backlog. We believe that substantially all of our backlog can be filled during the next 12 months, however, especially given the current market environment, customers may delay shipment of certain orders. Backlog also could be adversely affected if customers unexpectedly cancel purchase orders accepted by us.

Critical Accounting Policies

The preparation of financial statements requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from those estimates. Critical accounting policies include those policies that are reflective of significant judgments and uncertainties, which potentially could produce materially different results under different assumptions and conditions. The significant accounting policies that we believe are the most critical to the understanding of reported financial results include the following:

•	Valuation of long-lived and intangible assets — EMCORE reviews long-lived assets on an annual basis or whenever events or changes in circumstances suggest that they may be impaired. A long-lived asset is considered impaired when its anticipated discounted cash flow is less than its carrying value. In making this determination, EMCORE uses certain assumptions, including, but not limited to: (a) estimates of the fair market value of these assets, and (b) estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that assets will be used in our operations and estimated salvage values.

•	Valuation of Goodwill — EMCORE evaluates its goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered important in making this determination include, but are not limited to, the following: (a) an anticipated or historic decline in revenue or operating profit, (b) significant negative industry trends, and (c) adverse legal or regulatory developments.

•	Inventories — Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. We evaluate our ending inventories on a quarterly basis for excess quantities, impairment of value and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team and management estimates. If inventories on hand are in excess of demand, or if they are greater than 12-months old, appropriate reserves are provided. Remaining inventory balances are adjusted to approximate the lower of our manufacturing cost or market value. If future demand or market conditions are less favorable than our estimates, additional inventory write-downs may be required.

•	Revenue Recognition — Revenue is recognized upon shipment provided we have received a signed purchase order, the price is fixed, the product meets the customer's specifications, title and ownership have transferred to the customer and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are FOB or FCA shipping point. The difference between FOB and FCA is that under FCA terms, the customer designates a shipping carrier of choice to be used. Under both terms, we fulfill the obligation of delivery when the goods are handed over to the carrier at our shipping dock. If inventory is maintained at a consigned location, revenue is recognized when our customer pulls product for its use.

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

Contract revenue represents reimbursement by various U.S. Government entities to aid in the development of new technology. The contract funding may be based on either a cost-plus or a cost-share arrangement. Cost-plus funding is determined based on actual costs plus a set percentage margin. For the cost-share contracts, the actual costs relating to the activities to be performed by us under the contract are divided between the U.S. Government and us based on the terms of the contract. The government's cost share is then paid to us. A contract is considered complete when all significant costs have been incurred, and the research reporting requirements to the customer have been met. The contracts typically require the submission of a written report that documents the results of such research, as well as some material deliverables. The revenue and expense classification for contract activities is based on the nature of the contract. For contracts where we anticipate that funding will exceed direct costs over the life of the contract, funding is reported as revenue and all direct costs are reported as costs of revenue. For contracts under which we anticipate that direct costs of the activities subject to the contract will exceed amounts to be funded over the life of the contract, costs over and above the funded amount are reported as research and development expenses.

In rare occurrences, at the customer's written request, EMCORE enters into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. EMCORE recognizes revenues associated with the sale of product from bill and hold arrangements when the product is complete, ready to ship, and all bill and hold criteria have been met.

•	Accounts Receivable — EMCORE regularly evaluates accounts receivable and accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligation to us. If the financial condition of our customers were to deteriorate, additional allowances may be required.

•	Accruals for Liabilities and Warranties — EMCORE may incur costs for which we have not been billed. These costs can include legal and accounting fees, costs pertaining to our self-funded medical insurance, warranty costs and other expenses. EMCORE makes estimates for these costs using historical data or information gained directly from the service providers

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

Results of Operations

The following table sets forth the consolidated statements of operations data of EMCORE expressed as a percentage of total revenues for the three and six months ended March 31, 2004 and 2003:

	For the three months ended March 31,		For the six months ended March 31,
	2004	2003	2004	2003

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	88.4%	105.0%	87.3%	113.2%
Gross profit (loss)	11.6%	(5.0)%	12.7%	(13.2)%
Operating expenses:
Selling, general and administrative	24.3%	32.6%	23.6%	36.1%
Research and development	24.7%	25.0%	25.4%	25.4%
Total operating expenses	49.0%	57.6%	49.0%	61.5%
Operating (loss)	(37.4)%	(62.6)%	(36.3)%	(74.7)%
Other (income) expenses:
Interest income	(0.8)%	(1.8)%	(0.8)%	(2.7)%
Interest expense	7.3%	12.2%	8.0%	16.1%
Gain from debt extinguishment	(53.1)%	—	(26.5)%	(25.2)%
Equity in net loss (income) of GELcore	0.2%	4.3%	(0.4)%	5.0%
Total other (income) expenses	(46.4)%	14.7%	(19.7)%	(6.8)%
Income (loss) from continuing operations	9.0%	(77.3)%	(16.6)%	(67.9)%
Discontinued operations:
(Loss) income from discontinued operations	(1.5)%	2.9%	(4.4)%	9.1%
Gain on disposal of discontinued operations	—	—	42.3%	—
(Loss) income from discontinued operations	(1.5)%	2.9%	37.9%	9.1%
Net income (loss)	7.5%	(74.4)%	21.3%	(58.8)%

Comparison of the three and six-month periods ended March 31, 2004 and 2003

Revenue.    For the three months ended March 31, 2004 and 2003, EMCORE's consolidated revenue increased $6.3 million or 37% to $23.2 million from $16.9 million. On a product line basis, sales of fiber optic components and subsystems devices increased $4.5 million or 46%, photovoltaic products increased $0.9 million or 17% and electronic materials and devices increased $0.9 million or

48% from the same period in the prior year. International sales accounted for 38% and 36% of revenues for the three months ended March 31, 2004 and 2003, respectively.

For the six months ended March 31, 2004 and 2003, EMCORE's consolidated revenue increased $20.1 million or 77% to $46.3 million from $26.2 million. On a product line basis, sales of fiber optic components and subsystems devices increased $17.7 million or 148%, photovoltaic products increased $0.4 million or 3% and electronic materials and devices increased $2.0 million or 51% from the same period in the prior year. International sales accounted for 34% and 37% of revenues for the six months ended March 31, 2004 and 2003, respectively.

Prior to the systems business divestiture, EMCORE had two reportable operating segments: the systems segment and the components and subsystems segment. As a result of this divestiture, EMCORE now has only one reportable operating segment. This segment is comprised of our Fiber Optics, Photovoltaics and Electronic Materials and Devices product lines.

EMCORE's Fiber Optics revenue includes the sale of VCSEL die and chip products, packaged products that include TOSA, ROSA and transceiver module level products, fiber optic transmitter and receiver CATV products, satcom transmission links, and PON and FTTx systems. For the three months ended March 31, 2004 and 2003, Fiber Optics revenues were $14.2 million and $9.7 million, respectively. This accounted for 61% and 57%, respectively of EMCORE's total revenues for the three months ended March 31, 2004 and 2003. For the six months ended March 31, 2004 and 2003, Fiber Optics revenues were $29.6 million and $12.0 million, respectively. This accounted for 64% and 46%, respectively of EMCORE's total revenues for the six months ended March 31, 2004 and 2003. These increases are primarily the result of new product launches, specifically 10G TO/TOSA parts, LX4 and CX4 modules, and increased unit shipments of VCSEL dies and arrays.

Recently, cable operators and traditional telephone service providers have been competing with each other to offer the lowest price for unlimited "triple play" (voice, data and video) communications through one cable. As the market leader in RF transmission over fiber for the cable industry, EMCORE is enabling Multi-System Operators (MSO's) to offer "triple play" to meet the expanding demand for high-speed, on-demand interactive and other new services. In response to the "triple play" strategy from MSOs, the Regional Bell operating companies (RBOCs) also plan to offer "triple play" service over new deployment of fiber-to-the-premise systems. These growing applications should increase demand for new FTTx products and subsystems. As a result, we expect Fiber Optics revenue to increase slightly in the remainder of fiscal 2004.

Photovoltaic revenues include the sale of epi wafers, solar cells, covered interconnect solar cells (CICs) and solar panels. Photovoltaic revenues for the three months ended March 31, 2004 and 2003 were $6.1 million and $5.2 million, respectively. Sales in the photovoltaic group represented 26% and 31%, respectively, of EMCORE's total revenues for the three months ended March 31, 2004 and 2003. Photovoltaic revenues for the six months ended March 31, 2004 and 2003 were $10.6 million and $10.3 million, respectively. This accounted for 23% and 39% of EMCORE's total revenues for the six months ended March 31, 2004 and 2003, respectively. Since 2002, the worldwide satellite industry has seen substantial improvement, with awards increasing more than 300% from 5 in 2002 to 19 in 2003. In addition, the industry has seen consolidation into more financially stable institutions. For example, Intelsat Ltd. has agreed to purchase the North American satellites of satellite maker and operator Loral Space & Communications Ltd. As a result, we are seeing progress toward the satellite industry developing into a communications backbone for video, voice and data.

Sales of electronic materials and devices, which include RF materials and MR sensors, were $2.9 million and $2.0 million for the three months ended March 31, 2004 and 2003, respectively. Sales from this group represented 13% and 12% of EMCORE's total revenues for the three months ended March 31, 2004 and 2003, respectively. For the six months ended March 31, 2004 and 2003, sales of electronic materials and devices were $6.0 million and $4.0 million, respectively. Materials-related sales represented 13% and 15% of EMCORE's total consolidated revenues, respectively, for the six months ended March 31, 2004 and 2003. This market is highly competitive, profitability is impacted significantly by raw materials pricing and average selling prices have been declining over the past several years. As a result, we expect revenues from this group to remain flat for the remainder of fiscal 2004.

Gross Profit (Loss).    Gross profit increased $3.5 million to $2.7 million for the three months ended March 31, 2004 from ($0.8) million for the three months ended March 31, 2003. Compared to the prior year, gross margins improved from (5.0%) to 12%. For the six months ended March 31, 2004 and 2003, gross profit improved $9.4 million to $5.9 million from ($3.5) million. Compared to the prior year, gross margins increased from (13%) to 13%. The quarterly improvement in gross profit is associated with increased volumes, changes in product mix and increased manufacturing efficiency associated with newer product introductions. As revenues increase, our margins should increase as well since a significant portion of our facility costs is fixed, so higher throughput should result in lower costs per unit produced. Fiscal 2004 gross margins should also increase as product lines continue to be transferred to contract manufacturers for high volume production and as management implements additional programs to improve manufacturing process yields. Management expects gains in gross margins to be somewhat offset by lower sales prices due to competitive pricing pressures.

Selling, general, and administrative.    Selling, general and administrative expenses (SG&A) increased $0.1 million or 2% to $5.6 million for the three months ended March 31, 2004 from $5.5 million for the three months ended March 31, 2003. As a percentage of revenue, SG&A expenses decreased from 33% to 24%, as a result of increased revenue. For the six months ended March 31, 2004 and 2003, SG&A expenses increased $1.5 million, or 16% from $9.5 million to $11.0 million. This increase was a direct result of the Ortel acquisition in January 2003. As a percentage of revenue, SG&A expenses decreased from 36% for the six months ended March 31, 2003 to 24% for the six months ended March 31, 2004.

Research and Development.    Research and development expenses (R&D) increased $1.5 million or 36% to $5.7 million for the three months ended March 31, 2004 from $4.2 million for the three months ended March 31, 2003. As a percentage of revenue, R&D expenses remained constant at 25% for both periods. Ortel's R&D is expected to be approximately $8.0 million in fiscal 2004. Ortel's R&D focus is on the continued development of PONs, FTTC and FTTH systems that will provide even greater bandwidth, better performance and increased reliability to homes and businesses. For the six months ended March 31, 2004 and 2003, R&D expenses increased $5.1 million, or 76% from $6.7 million to $11.8 million. As a percentage of revenue, R&D expenses remained constant at 25% for both periods, as a result of increased revenues.

Gain From Debt Extinguishment.     In May 2001, EMCORE issued $175.0 million aggregate principal amount of its 5% convertible subordinated notes due in May 2006 (2006 Notes). In December 2002, EMCORE purchased $13.2 million principal amount of the notes at prevailing market prices for an aggregate of approximately $6.3 million, resulting in a gain of approximately $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million. In February 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of 2006 Notes for approximately $80.3 million aggregate principal amount of new 5% Convertible Senior Subordinated Notes due May 15, 2011 and approximately 7.7 million shares of EMCORE common stock. As a result of this transaction, EMCORE recorded a gain from early debt extinguishment of approximately $12.3 million.

Interest Expense, net.    Interest expense, net decreased $0.2 or 12% to $1.5 million for the three months ended March 31, 2004 from $1.7 million for the three months ended March 31, 2003. For the six months ended March 31, 2004 and 2003, interest expense, net decreased $0.1 million, or 3% from $3.5 million to $ 3.4 million. This decrease is due to less interest expense being incurred as a result of the subordinated debt exchange. On an annual basis, interest expense, net will decrease by approximately $3.3 million.

Equity in Net Loss of Unconsolidated Affiliate.    EMCORE's share of GELcore's operating results increased $0.6 million or 86% to ($0.1) million for the three months ended March 31, 2004 from ($0.7) million for the three months ended March 31, 2003. EMCORE's share of GELcore's operating results increased $1.5 million or 115% to $0.2 million for the six months ended March 31, 2004 from ($1.3) million for the six months ended March 31, 2003.

Income Taxes.    EMCORE did not incur any income tax expense in both the three and six months periods ended March 31, 2004 and 2003.

Discontinued Operations.    In November 2003, EMCORE sold its TurboDisc systems business to Veeco. Accordingly, the operating results from this business were reported as discontinued operations in our consolidated statements of operations. For the three months ended March 31, 2004 and 2003, EMCORE recognized a net loss from discontinued operations of ($0.3) million and net income from discontinued operations of $0.5 million, respectively. For the six months ended March 31, 2004 and 2003, EMCORE recognized a net loss from discontinued operations of ($2.0) million and net income from discontinued operations of $2.4 million, respectively. EMCORE recognized a gain on the disposal of the systems business of $19.6 million in the six months ended March 31, 2004.

Liquidity and Capital Resources

At March 31, 2004, EMCORE had working capital of approximately $78.8 million. Cash, cash equivalents and marketable securities at March 31, 2004 and September 30, 2003 totaled $70.5 million and $28.4 million, respectively. This reflects a net cash increase of $42.1 million for the six months ended March 31, 2004, which is largely attributable to the sale of the TurboDisc business.

Cash Flow

Net Cash Used For Operations — For the six months ended March 31, 2004, net cash used for operations, including results from discontinued operations, increased $13.0 million to ($16.1) million from ($3.1) million for the six months ended March 31, 2003. Included in EMCORE's net income of $9.9 million, for the six months ended March 31, 2004, were non-cash items of $12.3 million related to the gain on the convertible subordinated note exchange, $19.6 million related to the gain on disposal of discontinued operations, $7.8 million in depreciation and amortization expenses and $2.0 million related to losses incurred from the discontinued operations. Decreases in cash flow from changes in balance sheet accounts totaled $0.4 million for the six months ended March 31, 2004. Significant fluctuations on the balance sheet included increased receivables of $2.7 million offset by an increase in accounts payable of $4.5 million.

Net Cash Provided By Investing Activities — For the six months ended March 31, 2004 net cash provided by investing activities improved $22.3 million to $26.7 million from $4.4 million. Changes in cash flow from March 31, 2003 to 2004 consisted of:

•	Divestiture – Sale of TurboDisc business generated $62.0 million in cash.

•	Capital expenditures — Capital expenditures increased to $3.0 million from $2.7 million. As part of our ongoing effort to manage cash, management carefully scrutinizes all capital purchases. Exclusive of facility consolidation efforts, EMCORE estimates fiscal 2004 capital expenditures to increase modestly as management focuses on purchasing equipment that will provide higher target yields for manufactured product.

•	Investments — For the six months ended March 31, 2003, investments in EMCORE's GELcore joint venture totaled approximately $2.0 million. As a result of GELcore's improved operations and recently reported profitable quarterly results, no additional investments were made to GELcore during the six months ended March 31, 2004.

•	Acquisitions — From time to time, EMCORE evaluates potential acquisitions of complementary businesses as strategic opportunities and anticipates continuing to make such evaluations. In January 2003, EMCORE purchased Agere Systems, Inc.'s cable television (CATV) transmission systems, telecom access and satellite communication (Satcom) components business, formerly Ortel Corporation (Ortel), for $26.2 million in cash. In October 2003, EMCORE purchased Molex's 10G Ethernet transceiver business for an initial $1.0 million in cash. In accordance with the agreement, EMCORE will pay an additional $1.5 million in progress payments, of which $0.2 million has already been paid in the six months ended March 31, 2004. The remaining $1.3 million is expected to be paid by September 30, 2004

•	Marketable securities — For the six months ended March 31, 2004, EMCORE's net investment in marketable securities increased by $31.0 million in order to take advantage of higher interest bearing instruments. In the prior year, EMCORE's net investment in marketable securities decreased by $35.6 million in order to fund acquisitions and operations.

Net Cash Provided By (Used For) Financing Activities — For the six months ended March 31, 2004, net cash provided by (used for) financing activities increased $6.6 million to $0.4 million from ($6.2) million in the prior year. Issuance costs related to the convertible subordinated note exchange were $2.5 million and proceeds received from the exercise of common stock options amounted to $2.5 million in the six months ended March 31, 2004. For the six months ended March 31, 2003, $6.3 million of the cash used for financing activities related to the partial repurchase of our convertible subordinated notes.

Financing Transactions

In May 2001, EMCORE issued $175.0 million aggregate principal amount of its 5% convertible subordinated notes due in May 2006. In December 2002, EMCORE purchased, in multiple transactions, $13.2 million principal amount of the notes at prevailing market prices, for an aggregate purchase price of approximately $6.3 million. In February 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of the 2006 Notes for approximately $80.3 million aggregate principal amount of new 5% Convertible Senior Subordinated Notes due May 15, 2011 and approximately 7.7 million shares of EMCORE common stock. Interest on the 2011 Notes is payable in arrears semiannually on May 15 and November 15 of each year. The notes are convertible into EMCORE common stock at a conversion price of $8.06 per share, subject to adjustment under customary anti-dilutive provisions. As a result of this transaction, EMCORE recorded a gain from early debt extinguishment of approximately $12.3 million, decreased annual interest expense by approximately $3.3 million, and reduced debt by approximately $65.7 million.

EMCORE may continue to repurchase 2006 and/or 2011 Notes through various means, including but not limited to one or more open market or privately negotiated transactions in future periods. The timing and amount of repurchase, if any, whether de minimis or material, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the notes and overall market conditions.

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

ITEM 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in internal controls

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. During the quarter ended March 31, 2004, there were no changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

We are involved in lawsuits and proceedings which arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

ITEM 2.    Changes in Securities and Use of Proceeds

On February 24, 2004, EMCORE consummated an exchange offer by issuing $80,276,000 principal amount of its 5% Convertible Senior Subordinated Notes due 2011 (the 2011 Notes) and 7,655,266 shares of its common stock in exchange for $145,975,000 principal amount of its 5% Convertible Subordinated Notes due May 2006 (the 2006 Notes) that were tendered pursuant to the exchange offer. The 2006 Notes tendered in the exchange offer were convertible into EMCORE common stock at a conversion rate of 20.5074 shares of common stock per $1,000 principal amount.

The following table reflects the results of the exchange offer.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[1]	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 2004	—	N/A	N/A	N/A
February 2004	2,993,568[2]	[3]	N/A	N/A
March 2004	—	N/A	N/A	N/A
Total First Quarter[4]	2,993,568[2]	[3]

[1]	The Company does not currently have a share repurchase program.
[2]	The $145,975,000 principal amount of 2006 Notes tendered in the exchange offer were convertible, at a conversion rate of 20.5074 shares of common stock per $1,000 principal amount, into 2,993,568 shares of EMCORE common stock.
[3]	For each $1,000 principal amount of 2006 Notes tendered, EMCORE issued $350 in shares of common stock and $550 principal amount of 2011 Notes.
[4]	The total number of shares is comprised entirely of the shares of EMCORE common stock underlying 2006 Notes that were tendered in our exchange offer.

ITEM 3.    Defaults Upon Senior Securities

Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of shareholders at EMCORE's 2004 Annual Meeting of Shareholders held February 20, 2004:

a)	Election of Directors:

	Number of Shares:
	For	Withheld Authority
Charles T. Scott	28,530,242	7,250,898
Richard A. Stall	32,850,002	2,931,138
Robert Louis-Dreyfus	34,453,942	1,327,398

b)	Ratify selection of Deloitte & Touche LLP as independent auditors of the Company for fiscal year ended September 30, 2004.

Number of Shares:
For	Against	Abstain
29,507,135	6,269,836	4,169

c)	Approve an increase in the number of shares approved for issuance under the Company's 2000 Stock Option Plan.

Number of Shares:
For	Against	Abstain
14,542,540	12,644,131	449,370

ITEM 5.    Other Information

The spouse of Howard W. Brodie, Vice President, General Counsel and Secretary of EMCORE, is a non-equity, contract partner at Morea & Schwartz PC, a law firm that received $179,953 in fees from EMCORE for services rendered during Fiscal 2003 and $23,236 in such fees to date in Fiscal 2004. These fees represented less than 10% of the legal fees paid by EMCORE in Fiscal 2003. EMCORE's Audit Committee has reviewed and approved this relationship on an interim basis. The Audit Committee will continue to periodically review this relationship in order to comply with recent changes to the NASDAQ listing rules and other applicable regulations.

ITEM 6.    Exhibits and Reports on Form 8-K Update

(a)	List of Exhibits

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 19, 2004.

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 19, 2004.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 19, 2004.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 19, 2004.

(b)	Reports on Form 8-K

Current report on Form 8-K, filed January 21, 2004, furnishing pro forma financial information

Current report on Form 8-K, filed January 21, 2004, announcing commencement of exchange offer

Current report on Form 8-K, filed February 5, 2004, announcing Registrant's fiscal first quarter results

Current report on Form 8-K, filed February 17, 2004, furnishing reclassified financial information

Current report on Form 8-K/A, filed February 18, 2004, furnishing reclassified financial information

Current report on Form 8-K, filed February 19, 2004, announcing successful completion of exchange offer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date: May 19, 2004

By: /s/ Reuben F. Richards, Jr. Reuben F. Richards, Jr. President and Chief Executive Officer

Date: May 19, 2004

By: /s/ Thomas G. Werthan Thomas G. Werthan Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 19, 2004.

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 19, 2004.

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 19, 2004.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 19, 2004.