Form 10-Q
period 2004-06-30
EMCORE CORP
filed 2004-08-13
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one):

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares of the registrant's common stock, no par value, outstanding as of July 23, 2004 was 46,865,390.

ITEM 1.    Financial Statements

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended June 30, 2004 and 2003
(in thousands, except income (loss) per share)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
				(as restated see Note 9)
Revenue	$21,225	$16,986	$67,530	$43,232
Cost of revenue	20,811	16,361	61,255	46,073
Gross profit (loss)	414	625	6,275	(2,841)
Operating expenses:
Selling, general and administrative	5,723	5,979	16,674	15,452
Research and development	6,535	4,283	18,295	10,944
Total operating expenses	12,258	10,262	34,969	26,396
Operating loss	(11,844)	(9,637)	(28,694)	(29,237)
Other (income) expenses:
Interest income	(201)	(200)	(558)	(905)
Interest expense	1,205	2,027	4,915	6,264
Gain from debt extinguishment	—	—	(12,312)	(6,614)
Equity in net (income) loss of GELcore	(341)	33	(557)	1,335
Total other expenses (income)	663	1,860	(8,512)	80
Loss from continuing operations	(12,507)	(11,497)	(20,182)	(29,317)
Discontinued operations:
Income (loss) from discontinued operations	—	2,265	(2,045)	4,647
Gain on disposal of discontinued operations	—	—	19,584	—
Income from discontinued operations	—	2,265	17,539	4,647
Net loss	$(12,507)	$(9,232)	$(2,643)	$(24,670)
Per Share Data:
Basic and diluted per share data:
Loss from continuing operations.	$(0.27)	$(0.31)	$(0.48)	$(0.79)
Income from discontinued operations	$—	$0.06	$0.42	$0.12
Net loss	$(0.27)	$(0.25)	$(0.06)	$(0.67)
Weighted average basic and diluted shares outstanding used in per share calculations	46,598	37,051	42,106	36,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2004 and September 30, 2003
(in thousands)
(unaudited)

	As of June 30, 2004	As of September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$24,641	$28,439
Marketable securities	33,400	—
Accounts receivable, net.	19,754	14,221
Accounts receivable, GELcore	230	325
Inventories, net	15,083	13,963
Prepaid expenses and other current assets	2,606	1,936
Assets of discontinued operations	—	44,456
Total current assets	95,714	103,340
Property, plant and equipment, net	67,689	74,722
Goodwill	33,584	30,366
Intangible assets, net	5,363	4,568
Investments in GELcore	9,771	9,214
Other assets, net	8,591	10,229
Total assets	$220,712	$232,439
LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,212	$8,155
Accrued expenses	14,974	13,204
Customer deposits	74	295
Capitalized lease obligation, current portion	30	52
Liabilities of discontinued operations	—	4,170
Total current liabilities	28,290	25,876
Convertible subordinated notes	96,051	161,750
Capitalized lease obligation, net of current portion	8	41
Total liabilities	124,349	187,667
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	—	—
Common stock, no par value, 100,000 shares authorized, 46,848 shares issued and 46,828 outstanding at June 30, 2004; 37,327 shares issued and 37,307 outstanding at September 30, 2003	389,521	335,266
Accumulated deficit	(292,081)	(289,438)
Accumulated other comprehensive loss	(111)	(90)
Shareholders' notes receivable	(34)	(34)
Treasury stock, at cost; 20 shares	(932)	(932)
Total shareholders' equity	96,363	44,772
Total liabilities and shareholders' equity	$220,712	$232,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2004 and 2003
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,643)	$(24,670)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss (income) from discontinued operations	2,045	(4,647)
Gain on disposal of discontinued operations	(19,584)	—
Gain from debt extinguishment	(12,312)	(6,614)
Depreciation and amortization	11,560	14,616
Provision for doubtful accounts	272	575
Equity in net (income) loss of GELcore	(557)	1,335
Compensatory stock issuances	629	564
Reduction of note receivable due for services received	390	481
Decrease (increase) in assets:
Accounts receivable	(5,656)	(1,049)
Accounts receivable, GELcore	95	54
Inventories	(996)	3,589
Prepaid and other current assets	338	(388)
Other assets	(437)	(753)
Increase (decrease) in liabilities:
Accounts payable	3,691	(906)
Accrued expenses	(2)	(1,774)
Customer deposits	(221)	(418)
Other	—	40
Net cash (used for) provided by operating activities of discontinued operations	(4,218)	9,633
Total adjustments	(24,963)	14,338
Net cash used for operating activities	(27,606)	(10,332)
Cash flows from investing activities:
Cash proceeds from disposition of discontinued operations	62,043	—
Purchase of plant and equipment	(3,384)	(1,036)
Investments in GELcore	—	(1,960)
Cash purchase of business, net of cash acquired	(2,372)	(26,450)
(Investment in) net proceeds from sales of marketable securities	(33,421)	35,176
Net cash used for investing activities of discontinued operations	—	(283)
Net cash provided by investing activities	22,866	5,447
Cash flows from financing activities:
Repurchase of convertible subordinated notes	(10)	(6,317)
Payments on capital lease obligations	(55)	(65)
Proceeds from exercise of stock options	2,594	293
Proceeds from employee stock purchase plan	913	—
Convertible debt/equity issuance costs	(2,500)	—
Net cash provided by (used for) financing activities	942	(6,089)
Net decrease in cash and cash equivalents	(3,798)	(10,974)
Cash and cash equivalents, beginning of period	28,439	42,716
Cash and cash equivalents, end of period	$24,641	$31,742
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$7,356	$8,496
Issuance of common stock in conjunction with the subordinated debt exchange	$51,091	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2004 and 2003 and
for the three and nine months ended of June 30, 2004 and 2003
(unaudited)

NOTE 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of EMCORE Corporation and its subsidiaries (EMCORE). These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for a fair presentation have been included, except as in Note 9. Operating results for interim periods are not necessarily indicative of results that may be expected for the full year.

Preparation of EMCORE's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and footnotes included in EMCORE's current report on Form 8-K/A as of May 19, 2004 and annual report on Form 10-K as of December 24, 2003.

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

The following table illustrates the effect on net loss and net loss per share if EMCORE had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure to stock based employee compensation:

	For the three months ended June 30,		For the nine months ended June 30,
	2004	2003	2004	2003
Net loss	$(12,507)	$(9,232)	$(2,643)	$(24,670)
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(921)	(947)	(2,524)	(2,337)
Pro forma net loss	$(13,428)	$(10,179)	$(5,167)	$(27,007)

Reported net loss per basic and diluted share	$(0.27)	$(0.25)	$(0.06)	$(0.67)
Pro Forma net loss per basic and diluted share	$(0.29)	$(0.27)	$(0.12)	$(0.73)

The pro forma disclosures shown above were calculated for all options using Black-Scholes option pricing model with the following assumptions:

	For the three months ended June 30,		For the nine months ended June 30,
	2004	2003	2004	2003
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	111.0%	113.44%	111.0%	113.44%
Risk-free interest rate	3.72%	2.82%	3.32%	2.81%
Weighted average expected life (in years)	5	5	5	5

NOTE 3.    Discontinued Operations

On November 3, 2003, EMCORE sold its TurboDisc systems business to a subsidiary of Veeco Instruments Inc. (Veeco) in a transaction that could be valued at up to $80.0 million. The purchase price was $60.0 million in cash at closing with an additional aggregate maximum payout of $20.0 million over the next two years. EMCORE will receive in either cash or securities 50% of all revenues from this business that exceed $40.0 million in each of the next two years, beginning January 1, 2004. In accordance with the terms of the agreement, EMCORE also received an additional $2.0 million in cash for working capital adjustments and expense reimbursements. This transaction included the assets, products, product warranty liabilities, hardware-related technology and intellectual property used primarily in the operation of this business, including its manufacturing facility located in Somerset, New Jersey. 140 employees of EMCORE were involved in the TurboDisc business of which approximately 118 became employees of Veeco. EMCORE's financial statements have been reclassified to reflect the TurboDisc systems business as a discontinued operation for all prior periods presented.

Operating results of the discontinued operations are as follows:

TURBODISC SYSTEMS BUSINESS	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands) STATEMENT OF OPERATIONS	2004	2003	2004	2003
Revenue	$—	$15,194	$1,001	$39,868
Cost of revenue	—	10,044	1,704	26,275
Gross profit (loss)	—	5,150	(703)	13,593
Operating expenses:
Selling, general and administrative	—	1,694	831	5,392
Research and development	—	1,197	512	3,570
Total operating expenses	—	2,891	1,343	8,962
Interest income	—	(6)	(1)	(16)
Income (loss) from operations	$—	$2,265	$(2,045)	$4,647

The components of the gain on disposal of discontinued operations are as follows:

(in thousands)
Cash received	$62,043
Assets sold:
Accounts receivable	(10,418)
Inventories	(11,887)
Prepaid and other current assets	(14)
Property, plant and equipment	(20,673)
Identifiable intangible assets	(833)
Total assets sold	(43,825)
Liabilities sold:
Accounts payable	2,161
Accrued expenses	2,410
Customer deposits	794
Total liabilities sold	5,365
Less: disposal costs	(3,999)
Gain on disposal of discontinued operations	$19,584

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

NOTE 4.    Acquisitions

ORTEL — In January 2003, EMCORE purchased Agere Systems, Inc.'s cable television (CATV) transmission systems, telecom access and satellite communication (Satcom) components business, formerly Ortel Corporation (Ortel), for $26.2 million in cash.

MOLEX — On October 9, 2003, EMCORE acquired Molex Inc.'s 10G Ethernet transceiver business (Molex) for an initial $1.0 million in cash. In accordance with the agreement, EMCORE will pay an additional $1.5 million in progress payments, of which $0.3 million has already been paid in the nine months ended June 30, 2004. Of the remaining $1.2 million, $0.6 million is expected to be paid by September 30, 2004, and $0.6 million is expected to be paid during fiscal year 2005. The purchase price, including acquisition costs of $0.2 million, was allocated over the estimated fair values of the acquired assets as follows: $1.5 million to goodwill, $0.6 million to plant and equipment, and $0.6 million to net identifiable intangible assets. This acquisition is not significant on a pro forma basis, and therefore, pro forma financial statements are not provided.

CORONA — On June 30, 2004, EMCORE purchased Corona Optical Systems' (Corona) parallel optics business, including its product lines, intellectual property and manufacturing technology, for $1.2 million in cash. The purchase price, including acquisition costs of approximately $0.2 million, was allocated over the estimated fair values of the acquired assets and liabilities as follows: $0.1 million to accounts receivable, $0.1 million to inventory, $0.1 million to plant and equipment, $0.8 million to net identifiable intangible assets, $1.8 million to current liabilities, and $1.7 million to goodwill. This acquisition is not significant on a pro forma basis, and therefore, pro forma financial statements are not provided.

NOTE 5.    Segment Data and Related Information

Prior to the systems business divestiture, EMCORE had two reportable operating segments: the systems segment and the components and subsystems segment. As a result of this divestiture, EMCORE now has only one reportable operating segment. This segment is comprised of our Fiber Optics, Photovoltaics, and Electronic Materials and Devices product lines. EMCORE's Fiber Optics product line supports our CATV, FTTP, telecommunications, data and storage, and satcom target markets. Revenues from EMCORE's Photovoltaic's product line are derived primarily from sales of solar power conversion products including solar cells, covered interconnect solar cells (CICs) and solar panels. Revenues from the Electronic Materials and Devices product line include wireless products, such as RF materials including HBTs and enhancement-mode pHEMTS, GaN-based epitaxial materials, MR sensors and process development technology.

The table below sets forth the revenues and percentage of total revenues attributable to each of EMCORE's product lines for the three and nine months ended June 30, 2004 and 2003.

(in thousands) Product Line Revenue Three and nine months ended June 30, 2004 and 2003	3 months ended June 30, 2004	% of revenue	3 months ended June 30, 2003	% of revenue	9 months ended June 30, 2004	% of revenue	9 months ended June 30, 2003	% of revenue
Fiber Optics	$11,893	56.0%	$11,192	65.9%	$41,542	61.5%	$23,163	53.6%
Photovoltaics	6,772	31.9%	3,035	17.9%	17,411	25.8%	13,321	30.8%
Electronic Materials and Devices	2,560	12.1%	2,759	16.2%	8,577	12.7%	6,748	15.6%
Total revenues	$21,225	100.0%	$16,986	100.0%	$67,530	100.0%	$43,232	100.0%

Revenues by Customer and Geographic Region

EMCORE had one customer that accounted for 14.7%, 18.4%, 15.0%, and 15.9% of EMCORE's total revenues for the three and nine month periods ending June 30, 2004 and 2003, respectively.

The following chart contains a breakdown of EMCORE's consolidated revenues by geographic region:

(in thousands) Revenue by Geographic Region Three and nine months ended June 30, 2004 and 2003	3 months ended June 30, 2004	% of revenue	3 months ended June 30, 2003	% of revenue	9 months ended June 30, 2004	% of revenue	9 months ended June 30, 2003	% of revenue
United States	$15,309	72.1%	$13,487	79.4%	$46,040	68.2%	$30,040	69.5%
South America	—	—%	—	—%	416	0.6%	462	1.1%
Asia	2,689	12.7%	2,331	13.7%	12,631	18.7%	9,653	22.3%
Europe	3,227	15.2%	1,168	6.9%	8,443	12.5%	3,077	7.1%
Total revenues	$21,225	100.0%	$16,986	100.0%	$67,530	100.0%	$43,232	100.0%

NOTE 6.    Balance Sheet Data

•	Accounts receivable, net

The components of accounts receivable consisted of the following:

(in thousands)	At June 30, 2004	At September 30, 2003
Accounts receivable	$17,914	$13,128
Accounts receivable – unbilled	3,158	2,134
	21,072	15,262
Allowance for doubtful accounts	(1,318)	(1,041)
Total	$19,754	$14,221

•	Inventories, net

The components of inventories consisted of the following:

(in thousands)	At June 30, 2004	At September 30, 2003
Raw materials	$7,387	$3,520
Work-in-process	2,813	4,273
Finished goods	4,883	6,170
Total	$15,083	$13,963

•	Goodwill

The changes in the carrying value of goodwill for the nine months ended June 30, 2004 are as follows:

(in thousands)	Goodwill
Balance as of September 30, 2003	$30,366
Goodwill – Molex acquisition	1,518
Goodwill – Corona acquisition	1,700
Balance as of June 30, 2004	$33,584

•	Intangible Assets, net

The components of intangible assets consisted of the following:

	At June 30, 2004			At September 30, 2003
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Patents	$829	$(250)	$579	$469	$(164)	$305
Acquired intellectual property:
Ortel	3,274	(936)	2,338	3,274	(486)	2,788
Tecstar	1,900	(874)	1,026	1,900	(586)	1,314
Alvesta	193	(59)	134	193	(32)	161
Molex	558	(72)	486	—	—	—
Corona	800	—	800	—	—	—
Total	$7,554	$(2,191)	$5,363	$5,836	$(1,268)	$4,568

Future amortization expense as of June 30, 2004 is as follows:

(in thousands) Period ending:	Amortization
Three months ending September 30, 2004	$387
September 30, 2005	1,487
September 30, 2006	1,474
September 30, 2007	1,107
September 30, 2008	509
Thereafter	399
Future amortization expense	$5,363

•	Accrued Expenses

The components of accrued expenses consisted of the following:

(in thousands)	At June 30, 2004	At September 30, 2003
Compensation	$4,876	$4,447
Interest	614	3,055
Warranty	2,953	2,440
Professional fees	1,367	1,200
Royalty	1,513	200
Self insurance	1,229	750
Other	2,422	1,112
Total	$14,974	$13,204

NOTE 7.    Debt Facilities

Convertible Subordinated Notes — In May 2001, EMCORE issued $175.0 million aggregate principal amount of its 5% convertible subordinated notes due in May 2006 (2006 Notes). Interest is payable in arrears semiannually on May 15 and November 15 of each year. The notes are convertible into EMCORE common stock at a conversion price of $48.76 per share, subject to certain adjustments, at the option of the holder. In December 2002, EMCORE purchased $13.2 million principal amount of the notes at prevailing market prices for an aggregate of approximately $6.3 million. On February 24, 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of its 2006 Notes for approximately $80.3 million aggregate principal amount of new 5% Convertible Senior Subordinated Notes due May 15, 2011 (2011 Notes) and approximately 7.7 million shares of EMCORE common stock. Interest on the 2011 Notes is payable in arrears semiannually on May 15 and November 15 of each year. The notes are convertible into EMCORE common stock at a conversion price of $8.06 per share, subject to adjustment under customary anti-dilutive provisions. As a result of this transaction, EMCORE reduced debt by approximately $65.7 million, recorded a gain from early debt extinguishment of approximately $12.3 million, and approximately $15.7 million of the original convertible subordinated notes remain outstanding.

NOTE 8.    Contingencies

EMCORE is involved in lawsuits and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

NOTE 9.    Restatement of Condensed Consolidated Statement of Operations

Subsequent to the issuance of its consolidated financial statements for the year ended September 30 2003, the Company, after consultation with its auditors, determined that the gain from debt extinguishment should have been classified as other (income) expenses rather than operating expenses in its consolidated statements of operations.

As a result, operating loss for the nine months ended June 30, 2003 has been increased by $6.6 million from the amounts previously reported with a corresponding decrease in other (income) expenses. Such restatement does not change our balance sheet or statement of cash flows and has no effect on the previously reported net loss, earnings per share, or net worth.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward looking statements may be identified by the use of words such as "expects", "anticipates", "intends", "plans", believes", "estimate", "target", "may", "will", and variations of these words and similar expression. These forward-looking statements are subject to business, economic, and other risks and uncertainties, and actual results may differ materially from those discussed in these forward-looking statements. This discussion should be read in conjunction with the consolidated financial statements, including the related footnotes. These forward-looking statements include, without limitation, any and all statements or implications regarding:

•	The ability of EMCORE Corporation (EMCORE) to remain competitive and a leader in its industry and the future growth of EMCORE, the industry, and the economy in general;

•	difficulties arising from the separation of the TurboDisc business from EMCORE's ongoing business lines;

•	difficulties in integrating recent or future acquisitions into EMCORE's operations;

•	expected improvements in EMCORE's product and technology development programs; and

•	guidance provided by EMCORE regarding its expected financial performance in current or future periods, including, without limitation, with respect to anticipated revenues for any period in fiscal 2004 and subsequent periods.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation, the following:

•	The disposition of our TurboDisc business is likely to result in decreased revenues going forward as well as additional difficulties arising from the separation of its operations from our ongoing operations,

•	other risks and uncertainties described in EMCORE's filings with the Securities and Exchange Commission (SEC) (including under the heading "Risk Factors" in our 2003 Annual Report), such as:

•	cancellations, rescheduling, or delays in product shipments;

•	manufacturing capacity constraints;

•	lengthy sales and qualification cycles;

•	difficulties in the production process;

•	changes in semiconductor industry growth;

•	increased competition; and

•	delays in developing and commercializing new products.

We assume no obligation to update the matters discussed in this Quarterly Report or our 2003 Annual Report, except as required by applicable law or regulation.

Company Overview

EMCORE Corporation, a New Jersey corporation established in 1984, offers a broad portfolio of compound semiconductor-based components and subsystems for the rapidly expanding broadband and wireless communication markets. EMCORE through its 49% ownership in GELcore, LLC. (GELcore) participates in the development and commercialization of next-generation LED technology for use in the general illumination market. EMCORE continues to expand its comprehensive product portfolio to enable the transport of voice, data, and video over copper, hybrid fiber/coax (HFC), fiber, satellite, and wireless communication networks. The company is building upon its leading-edge compound semiconductor materials and device expertise to provide cost-effective components and subsystems for the cable television (CATV), fiber-to-the-premise (FTTP), telecommunications, data and storage, satellite, and wireless communications markets. Our target markets and main products that support these markets include:

•	CATV and FTTP Networks — Optical components and subsystems for cable television signal transmission over HFC and for FTTP networks, including hub transmitters based on linear 1310 nanometer (nm) and 1550 nm Distributed Feedback (DFB) and Fabry-Perot (FP) laser technologies, head-end transmitters based on 1550 nm DFB laser and external modulator technologies, HFC node video detectors and receivers, optical diplexers and triplexers, and passive optical network (PON) transceivers. Recently, cable operators and traditional telephone service providers have been competing with each other to offer the lowest price for unlimited "triple play" (voice, data, and video) communications through one cable. As the market leader in RF transmission over fiber for the cable industry, EMCORE is enabling Multi-System Operators (MSO's) to offer triple play to meet the expanding demand for high-speed, on-demand interactive and other new services. In response to the triple play strategy from MSOs, the Regional Bell operating companies also plan to offer triple play service over new deployment of fiber-to-the-premise systems. These growing applications should increase demand for new FTTP products and subsystems.

•	Telecommunications — Optical components and subsystems for telecommunications and FTTP, business, curb, or home, including high-speed long-wavelength edge emitting lasers and transmit optical subassemblies (TOSA) based on 1310 nm and 1550 nm DFB or FP technologies, head-end transmitters for FTTP applications based on 1550nm laser technology, PON receivers for FTTP applications, high speed receivers and detectors based on avalanche photodetectors (APD) and PIN (the "P", "I", "N" represent P-type, intrinsic and N-type semiconductor materials, respectively) detector technologies, and 4- and 12-channel parallel optical transceiver modules for telecommunication switch applications based on 850 nm vertical cavity surface emitting laser (VCSEL) and PIN photodiode array technology.

•	Data and Storage Networks — Optical components and subsystems for data communications and storage applications, including high-speed VCSELs and PIN photodiode components, 4-channel and 12-channel parallel optical transceiver modules for High Performance Computing (HPC) or "Super Computing" markets, LX4 and CX4 products for short reach 10 Gigabit per second (Gb/s) data communications and Ethernet networks, and 10 Gb/s TOSA and receive optical subassemblies (ROSA) for storage area networks (SAN).

•	Satellite Communications — High efficiency solar cells and solar panels for global satellite communications and satellite communication (Satcom) fiber optics, including transmitters, receivers, subsystems and systems, to transport wideband microwave signals between satellite base stations and antenna dishes.

•	Wireless Communications — Electronic materials for the wireless handset and base station markets, including 4-inch and 6-inch InGaP Hetero-junction Bipolar Transistor (HBT), AlGaAs pseudomorphic high electron mobility transistors (pHEMT), and E-mode transistor wafers that are used for power amplifiers and switches in GSM, TDMA, CDMA multiband wireless handsets and in wireless LAN applications.

•	Solid-State Lighting — High Brightness Light Emitting Diodes (HB-LEDs) for lighting applications. Through its 49% ownership participation in GELcore, EMCORE plays a vital role in developing and commercializing next-generation LED technology for use in the general illumination market. GELcore's products include traffic lights, channel letters, flashlights, and other signage and display products incorporating HB-LEDs. In the near term, GELcore expects to be deploying its HB-LED products in the automotive and general appliance markets. EMCORE's partner in GELcore is General Electric Lighting who owns the remaining 51%.

Acquisitions and Divestiture

In addition to developing its internal capability to develop and manufacture products for our target markets, EMCORE has expanded its portfolio of communications products and technologies through a series of strategic acquisitions:

•	In January 2003, EMCORE purchased Agere Systems, Inc.'s (CATV) transmission systems, telecom access and Satcom components business, formerly Ortel Corporation (Ortel).

•	In October 2003, EMCORE acquired Molex Inc.'s 10G Ethernet transceiver business (Molex). Management believes that Molex, which operates under EMCORE's fiber optics product line, gives EMCORE a significant competitive advantage and the most complete 10G Ethernet transceiver product portfolio in the industry.

•	In November 2003, EMCORE sold its TurboDisc systems business to a subsidiary of Veeco Instruments Inc. in a transaction that could be valued at up to $80.0 million. The purchase price was $60.0 million in cash at closing with an additional aggregate maximum payout of $20.0 million over the next two years. Based on Veeco's sales of TurboDisc reactors, management expects to receive a portion of the $20.0 million earnout in January 2005.

•	In June 2004, EMCORE purchased Corona Optical Systems. Corona manufactures and sells an ultra small form factor transceiver which is used in high density telecom switching devices.

Revenues by Product Line

Prior to the systems business divestiture, EMCORE had two reportable operating segments: the systems segment and the components and subsystems segment. As a result of this divestiture, EMCORE now has only one reportable operating segment. This segment is comprised of our Fiber Optics, Photovoltaics, and Electronic Materials and Devices product lines. EMCORE's Fiber Optics product line supports our CATV, telecommunications, data and storage, and satcom target markets. Revenues from EMCORE's Photovoltaic's product line are derived primarily from the sales of solar power conversion products including solar cells, covered interconnect solar cells (CICs) and solar panels. Revenues from the Electronic Materials and Devices product line include wireless products, such as RF materials including HBTs and enhancement-mode pHEMTS, MR sensors and process development technology.

The table below sets forth the revenues and percentage of total revenues attributable to each of EMCORE's product lines for the three and nine months ended June 30, 2004 and 2003.

(in thousands)
Product Line Revenue
Three and nine months ended June 30, 2004 and 2003	3 months ended June 30, 2004	% of revenue	3 months ended June 30, 2003	% of revenue	9 months ended June 30, 2004	% of revenue	9 months ended June 30, 2003	% of revenue
Fiber Optics	$11,893	56.0%	$11,192	65.9%	$41,542	61.5%	$23,163	53.6%
Photovoltaics	6,772	31.9%	3,035	17.9%	17,411	25.8%	13,321	30.8%
Electronic Materials and Devices	2,560	12.1%	2,759	16.2%	8,577	12.7%	6,748	15.6%
Total revenues	$21,225	100.0%	$16,986	100.0%	$67,530	100.0%	$43,232	100.0%

Revenues by Customer and Geographic Region

EMCORE had one customer that accounted for 14.7%, 18.4%, 15.0%, and 15.9% of EMCORE's total revenues for the three and nine month periods ending June 30, 2004 and 2003, respectively.

The following chart contains a breakdown of EMCORE's consolidated revenues by geographic region:

(in thousands)
Revenue by Geographic Region
Three and nine months ended June 30, 2004 and 2003	3 months ended June 30, 2004	% of revenue	3 months ended June 30, 2003	% of revenue	9 months ended June 30, 2004	% of revenue	9 months ended June 30, 2003	% of revenue
United States	$15,309	72.1%	$13,487	79.4%	$46,040	68.2%	$30,040	69.5%
South America	—	—%	—	—%	416	0.6%	462	1.1%
Asia	2,689	12.7%	2,331	13.7%	12,631	18.7%	9,653	22.3%
Europe	3,227	15.2%	1,168	6.9%	8,443	12.5%	3,077	7.1%
Total revenues	$21,225	100.0%	$16,986	100.0%	$67,530	100.0%	$43,232	100.0%

Backlog

As of June 30, 2004, EMCORE had a backlog it believes to be firm of approximately $38.2 million. This compares to a backlog of $33.1 million as reported at September 30, 2003. The increase in backlog reflects the improved bookings of EMCORE's Photovoltaic product line. Since some of our customers have reduced lead times, many of our sales occur within the same quarter as the purchase order is received. These orders are not recorded in backlog. We believe that substantially all of our backlog can be filled during the next 12 months; however, especially given the current market environment, customers may delay shipment of certain orders. Backlog also could be adversely affected if customers unexpectedly cancel purchase orders accepted by us.

Critical Accounting Policies

The preparation of financial statements requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from those estimates. Critical accounting policies include those policies that are reflective of significant judgments and uncertainties, which potentially could produce materially different results under different assumptions and conditions. The significant accounting policies that we believe are the most critical to the understanding of reported financial results include the following:

•	Valuation of long-lived and intangible assets — EMCORE reviews long-lived assets on an annual basis or whenever events or changes in circumstances suggest that they may be impaired. A long-lived asset is considered impaired when its anticipated undiscounted cash flow is less than its carrying value. In making this determination, EMCORE uses certain assumptions, including, but not limited to: (a) estimates of the fair market value of these assets, and (b) estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that assets will be used in our operations, and estimated salvage values.

•	Valuation of Goodwill — EMCORE evaluates its goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered important in making this determination include, but are not limited to, the following: (a) an anticipated or historic decline in revenue or operating profit, (b) significant negative industry trends, and (c) adverse legal or regulatory developments.

•	Inventories — Inventories are stated at the lower of cost or market with cost being determined using the first-in, first-out (FIFO) method. We evaluate our ending inventories on a quarterly basis for excess quantities, impairment of value, and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team, and management estimates. If inventories on hand are in excess of demand, or if they are greater than 12-months old, appropriate reserves are provided. Remaining inventory balances are adjusted to approximate the lower of our manufacturing cost or market value. If future demand or market conditions are less favorable than our estimates, additional inventory write-downs may be required.

•	Revenue Recognition — Revenue is recognized upon shipment, provided we have received a signed purchase order, the price is fixed, the product meets the customer's requirements, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are FOB or FCA shipping point. The difference between FOB and FCA is that under FCA terms, the customer designates a shipping carrier of choice to be used. Under both terms, we fulfill the obligation of delivery when the goods are handed over to the carrier at our shipping dock. If inventory is maintained at a consigned location, revenue is recognized when our customer pulls product for its use.

EMCORE records revenues from solar panel contracts using the percentage-of-completion method. Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract. If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated. EMCORE has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. EMCORE uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenues and contract costs. Estimates are revised as additional information becomes available.

Contract revenue represents reimbursement by various U.S. Government entities to aid in the development of new technology. The contract funding may be based on either a cost-plus, cost-share, or a firm-fixed price arrangement. Cost-plus funding is determined based on actual costs plus a calculated margin. For the cost-share contracts, the actual costs relating to the activities to be performed by us under the contract are divided between the U.S. Government and us based on the terms of the contract. The government's cost share is then paid to us. A contract is considered complete when all significant costs have been incurred, and the research reporting requirements to the customer have been met. The contracts typically require the submission of a written report that documents the results of such research, as well as some material deliverables.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in our current report on Form 8-K/A as of May 19,

2004 and annual report on Form 10-K as of December 24, 2003, which contain a discussion of our accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results of Operations

The following table sets forth the condensed consolidated statements of operations data of EMCORE expressed as a percentage of total revenues for the three and nine months ended June 30, 2004 and 2003:

	For the three months ended June 30,		For the nine months ended June 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	98.0%	96.3%	90.7%	106.6%
Gross profit (loss)	2.0%	3.7%	9.3%	(6.6)%
Operating expenses:
Selling, general and administrative	27.0%	35.2%	24.7%	35.7%
Research and development	30.8%	25.2%	27.1%	25.3%
Total operating expenses	57.8%	60.4%	51.8%	61.0%
Operating loss	(55.8)%	(56.7)%	(42.5)%	(67.6)%
Other (income) expenses:
Interest income	(1.0)%	(1.2)%	(0.8)%	(2.1)%
Interest expense	5.7%	11.9%	7.3%	14.5%
Gain from debt extinguishment	—	—	(18.2)%	(15.3)%
Equity in net (income) loss of GELcore	(1.6)%	0.2%	(0.8)%	3.1%
Total other expenses (income)	3.1%	10.9%	(12.6)%	0.2%
Loss from continuing operations	(58.9)%	(67.6)%	(29.9)%	(67.8)%
Discontinued operations:
Income (loss) from discontinued operations	—	13.3%	(3.0)%	10.7%
Gain on disposal of discontinued operations	—	—	29.0%	—
Income from discontinued operations	—	13.3%	26.0%	10.7%
Net loss	(58.9)%	(54.3)%	(3.9)%	(57.1)%

Comparison of the three and nine-month periods ended June 30, 2004 and 2003

Revenue.    For the three months ended June 30, 2004 and 2003, EMCORE's consolidated revenue increased $4.2 million or 25% to $21.2 million from $17.0 million. On a product line basis, sales of fiber optic components and subsystems devices increased $0.7 million or 6%, photovoltaic products increased $3.7 million or 123%, and electronic materials and devices decreased $0.2 million or 7% from the same period in the prior year. International sales accounted for 28% and 21% of revenues for the three months ended June 30, 2004 and 2003, respectively.

For the nine months ended June 30, 2004 and 2003, EMCORE's consolidated revenue increased $24.3 million or 56% to $67.5 million from $43.2 million. On a product line basis, sales of fiber optic components and subsystems devices increased $18.4 million or 79%, photovoltaic products increased $4.1 million or 31%, and electronic materials and devices increased $1.8 million or 27% from the same period in the prior year. International sales accounted for 32% and 31% of revenues for the nine months ended June 30, 2004 and 2003, respectively.

Our business is comprised of Fiber Optics, Photovoltaics, and Electronic Materials and Devices product lines.

EMCORE's Fiber Optics revenue includes the sale of VCSEL die and chip products, packaged products that include TOSA, ROSA, and transceiver module level products, fiber optic transmitter and receiver CATV products, satcom transmission links, and PON and FTTP systems. For the three months ended June 30, 2004 and 2003, Fiber Optics revenues were $11.9 million and $11.2 million, respectively. This accounted for 56% and 66%, respectively, of EMCORE's total revenues for the three months ended June 30, 2004 and 2003. For the nine months ended June 30, 2004 and 2003, Fiber Optics revenues were $41.5 million and $23.2 million, respectively. This accounted for 62% and 54%, respectively, of EMCORE's total revenues for the nine months ended June 30, 2004 and 2003. We expect Fiber Optics revenue to increase in the fourth quarter of fiscal 2004 as shipments of our 10 Gigabit Ethernet modules begin to ramp.

Photovoltaic revenues include the sale of epi wafers, solar cells, covered interconnect solar cells (CICs), and solar panels. Photovoltaic revenues for the three months ended June 30, 2004 and 2003 were $6.8 million and $3.0 million, respectively. Sales in the photovoltaic group represented 32% and 18%, respectively, of EMCORE's total revenues for the three months ended June 30, 2004 and 2003. Photovoltaic revenues for the nine months ended June 30, 2004 and 2003 were $17.4 million and $13.3 million, respectively. This accounted for 26% and 31% of EMCORE's total revenues for the nine months ended June 30, 2004 and 2003, respectively.

Sales of electronic materials and devices which consist primarily of RF materials, but also include GaN materials, and MR sensors, were $2.6 million and $2.8 million for the three months ended June 30, 2004 and 2003, respectively. Sales from this group represented 12% and 16% of EMCORE's total revenues for the three months ended June 30, 2004 and 2003, respectively. For the nine months ended June 30, 2004 and 2003, sales of electronic materials and devices were $8.6 million and $6.7 million, respectively. Materials-related sales represented 13% and 16% of EMCORE's total consolidated revenues, respectively, for the nine months ended June 30, 2004 and 2003. This market is highly competitive, profitability is impacted significantly by raw materials pricing, and average selling prices have been declining over the past several years. We expect revenues from this group to slightly increase in the fourth quarter of fiscal 2004.

Gross Profit (Loss).    Gross profit decreased $0.2 million to $0.4 million for the three months ended June 30, 2004 from $0.6 million for the three months ended June 30, 2003. Compared to the prior year, gross margins decreased from 4% to 2%. This decrease was due to reduced revenues and an unfavorable product mix. For the nine months ended June 30, 2004 and 2003, gross profit improved $9.1 million to $6.3 million from ($2.8) million. Compared to the prior year, gross margins increased from (7%) to 9%. This improvement in gross profit is associated with increased volumes, changes in product mix, and increased manufacturing efficiency associated with newer product introductions. As revenues increase, our margins should increase as well since a significant portion of our facility costs is fixed, so higher throughput should result in lower costs per unit produced. Fiscal 2004 fourth quarter gross margins should also increase as product lines continue to be transferred to contract manufacturers for high volume production and as management implements additional programs to improve manufacturing process yields. Management expects gains in gross margins to be somewhat offset by lower sales prices due to competitive pricing pressures.

Selling, General and Administrative.    Selling, general and administrative expenses (SG&A) decreased $0.3 million or 5% to $5.7 million for the three months ended June 30, 2004 from $6.0 million for the three months ended June 30, 2003. As a percentage of revenue, SG&A expenses decreased from 35% to 27%, as a result of increased revenue. For the nine months ended June 30, 2004 and 2003, SG&A expenses increased $1.2 million, or 8% from $15.5 million to $16.7 million. This increase was a direct result of the Ortel acquisition in January 2003. As a percentage of revenue, SG&A expenses decreased from 36% for the nine months ended June 30, 2003 to 25% for the nine months ended June 30, 2004.

Research and Development.    Research and development expenses (R&D) increased $2.2 million or 51% to $6.5 million for the three months ended June 30, 2004 from $4.3 million for the three months ended June 30, 2003. As a percentage of revenue, R&D expenses increased to 31% from 25%. This increase was due to a $1.3 million charge incurred as a result of contaminated materials supplied to us by a vendor. These charges are pending resolution with this supplier. Much of our recent R&D focus is on the continued development of PONs, and FTTP systems that will provide even greater bandwidth, better performance and increased reliability to homes and businesses and on transmission equipment for CATV. For the nine months ended June 30, 2004 and 2003, R&D expenses increased $7.4 million, or 68% from $10.9 million to $18.3 million. As a percentage of revenue, R&D expenses increased to 27% from 25% as a result of increased spending. These increases are related to the development of the fiber optic group's 10 Gigabit Ethernet product offering. Management anticipates that R&D spending will decline going forward as a result of additional cost reduction programs.

Interest Expense, net.    Net interest expense, decreased $0.8 or 44% to $1.0 million for the three months ended June 30, 2004 from $1.8 million for the three months ended June 30, 2003. For the nine months ended June 30, 2004 and 2003, net interest expense decreased $1.0 million, or 19% from $5.4 million to $4.4 million. This decrease is due to the retirement of approximately $65 million of the Company's subordinated debt through the debt exchange accomplished in February 2004. On an annual basis, interest expense, net will decrease by approximately $3.3 million.

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

Equity in Net (Income) Loss of GELcore.    EMCORE's share of GELcore's operating income increased $0.3 million to $0.3 million for the three months ended June 30, 2004 from a loss of $33,000 for the three months ended June 30, 2003. EMCORE's share of GELcore's operating income increased $1.9 million or 146% to $0.6 million for the nine months ended June 30, 2004 from ($1.3) million for the nine months ended June 30, 2003.

Income Taxes.    EMCORE did not incur any income tax expense in the three and nine months periods ended June 30, 2004 and 2003.

Discontinued Operations.    In November 2003, EMCORE sold its TurboDisc systems business to Veeco Instruments Inc. Accordingly, the operating results from this business were reported as discontinued operations in our condensed consolidated statements of operations. For the three months ended June 30, 2003 EMCORE recognized net income from discontinued operations of $2.3 million. For the nine months ended June 30, 2004 and 2003, EMCORE recognized a net loss from discontinued operations of $2.0 million and net income from discontinued operations of $4.6 million, respectively. EMCORE recognized a gain on the disposal of the systems business of $19.6 million in the nine months ended June 30, 2004.

Liquidity and Capital Resources

At June 30, 2004, EMCORE had working capital of approximately $67.4 million. Cash, cash equivalents, and marketable securities at June 30, 2004 and September 30, 2003 totaled $58.0 million and $28.4 million, respectively. This reflects a net cash increase of $29.6 million for the nine months ended June 30, 2004.

Cash Flow

Net Cash Used For Operations — For the nine months ended June 30, 2004, net cash used for operations, including results from discontinued operations, increased $17.3 million to $27.6 million from $10.3 million for the nine months ended June 30, 2003. Included in EMCORE's net loss of $2.6 million for the nine months ended June 30, 2004 were non-cash items of $12.3 million related to the gain on the convertible subordinated note exchange, $19.6 million related to the gain on disposal of discontinued operations, $11.6 million in depreciation and amortization expenses, and $2.0 million related to losses incurred from the discontinued operations. Decreases in cash flow from changes in balance sheet accounts totaled $3.2 million for the nine months ended June 30, 2004. Significant fluctuations on the balance sheet included increased receivables of $5.7 million offset by an increase in accounts payable of $3.7 million. The increases in both accounts receivables and payables are the result of increased revenues.

Net Cash Provided By Investing Activities — For the nine months ended June 30, 2004 net cash provided by investing activities improved $17.5 million to $22.9 million from $5.4 million. Changes in cash flow from June 30, 2003 to 2004 consisted of:

•	Divestiture — Sale of TurboDisc business generated $62.0 million in cash.

•	Capital expenditures — Capital expenditures increased to $3.4 million from $1.0 million. As part of our ongoing effort to manage cash, management carefully scrutinizes all capital purchases. Exclusive of facility consolidation efforts, EMCORE estimates fourth quarter capital expenditures to increase slightly as management focuses on purchasing equipment that will provide higher target yields for manufactured product.

•	Investments — As a result of GELcore's improved operations and recently reported profitable quarterly results, no additional investments were made to GELcore during the nine months ended June 30, 2004. For the nine months ended June 30, 2003, investments in EMCORE's GELcore joint venture totaled approximately $2.0 million.

•	Acquisitions — From time to time, EMCORE evaluates potential acquisitions of complementary businesses as strategic opportunities and anticipates continuing to make such evaluations. In January 2003, EMCORE purchased Agere Systems, Inc.'s CATV transmission systems, telecom access and Satcom components business, formerly Ortel Corporation, for $26.2 million in cash. In October 2003, EMCORE purchased Molex's 10G Ethernet transceiver business for an initial $1.0 million in cash. In accordance with the agreement, EMCORE will pay an additional $1.5 million in progress payments, of which $0.3 million has already been paid in the nine months ended June 30, 2004. In June 2004, EMCORE purchased Corona Optical Systems' (Corona) parallel optics business, including its product lines, intellectual property and manufacturing technology, for $1.2 million in cash. Management believes that small acquisitions, such as the 10G Ethernet business of Molex and Corona Optical Systems, can be a cost effective way to broaden EMCORE's product portfolio and customer base.

•	Marketable securities — For the nine months ended June 30, 2004, EMCORE's net investment in marketable securities increased by $33.4 million in order to take advantage of higher interest bearing instruments. In the prior year, EMCORE's net investment in marketable securities decreased by $35.2 million in order to fund acquisitions and operations.

Net Cash Provided By (Used For) Financing Activities — For the nine months ended June 30, 2004, net cash provided by (used for) financing activities increased $7.0 million to $0.9 million from $(6.1) million in the prior year. Issuance costs related to the convertible subordinated note exchange were $2.5 million and proceeds received from the exercise of common stock options amounted to $2.6 million in the nine months ended June 30, 2004. For the nine months ended June 30, 2003 $6.3 million of the cash used for financing activities related to the partial repurchase of our convertible subordinated notes.

Financing Transactions

In May 2001, EMCORE issued $175.0 million aggregate principal amount of its 5% convertible subordinated notes due in May 2006 (2006 Notes). In December 2002, EMCORE purchased, in multiple transactions, $13.2 million principal amount of the notes at prevailing market prices, for an aggregate purchase price of approximately $6.3 million. In February 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of the 2006 Notes for approximately $80.3 million aggregate principal amount of new 5% Convertible Senior Subordinated Notes due May 15, 2011(2011 Notes) and approximately 7.7 million shares of EMCORE common stock. Interest on the 2011 Notes is payable in arrears semiannually on May 15 and November 15 of each year. The notes are convertible into EMCORE common stock at a conversion price of $8.06 per share, subject to adjustment under customary anti-dilutive provisions. As a result of this transaction, EMCORE recorded a gain from early debt extinguishment of approximately $12.3 million, decreased annual interest expense by approximately $3.3 million, and reduced debt by approximately $65.7 million.

EMCORE may continue to repurchase 2006 and/or 2011 Notes through various means, including but not limited to, one or more open market or privately negotiated transactions in future periods. The timing and amount of repurchase, if any, whether de minimis or material, will depend on many factors, including but not limited to, the availability of capital, the prevailing market price of the notes and overall market conditions.

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

(b)    Changes in internal controls

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. During the quarter ended June 30, 2004, there were no changes to our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in lawsuits and proceedings which arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations or cash flows.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits

31.1 Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2004.

31.2 Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2004.

32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 13, 2004.

32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 13, 2004.

(b)	Reports on Form 8-K

Current report on Form 8-K, filed May 11, 2004, announcing Registrant's fiscal second quarter results.

Current report on Form 8-K/A, filed May 19, 2004, furnishing restated financial information.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date: August 13, 2004	By: /s/ Reuben F. Richards, Jr. Reuben F. Richards, Jr. President and Chief Executive Officer
Date: August 13, 2004	By: /s/ Thomas G. Werthan Thomas G. Werthan Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1 Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2004.

31.2 Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 13, 2004.

32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 13, 2004.

32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 13, 2004