Form 10-Q
period 2004-12-31
EMCORE CORP
filed 2005-02-09
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2004

Commission File Number:  0-22175

EMCORE Corporation
(Exact name of Registrant as specified in its charter)

New Jersey
(State or other jurisdiction of incorporation or organization)

22-2746503
(IRS Employer Identification No.)

145 Belmont Drive, Somerset, NJ  08873
(Address of principal executive offices)

(732) 271-9090
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock, no par value, as of January 31, 2005 was 47,269,689.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. CONTROLS AND PROCEDURES.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 5. OTHER INFORMATION.
ITEM 6. EXHIBITS.

SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended December 31, 2004 and 2003
(in thousands, except (loss) income per share)
(unaudited)

	Three Months Ended December 31,
	2004	2003

Revenue	$26,964	$23,125
Cost of revenue	24,889	19,945
Gross profit	2,075	3,180

Operating expenses:
Selling, general and administrative	5,088	5,307
Research and development	5,059	6,046
Severance charges	472	-
Total operating expenses	10,619	11,353

Operating loss	(8,544)	(8,173)

Other (income) expenses:
Interest income	(233)	(158)
Interest expense	1,202	2,025
Equity in net income of GELcore	(372)	(267)
Total other expenses	597	1,600

Loss from continuing operations	(9,141)	(9,773)

Discontinued operations:
Loss from discontinued operations	-	(1,697)
Gain on disposal of discontinued operations	-	19,584
Income from discontinued operations	-	17,887

Net (loss) income	$(9,141)	$8,114

Per Share Data:
Basic per share data:
Loss from continuing operations	$(0.19)	$(0.26)
Income from discontinued operations	-	0.47
Net (loss) income	$(0.19)	$0.21

Diluted per share data:
Loss from continuing operations	$(0.19)	$(0.25)
Income from discontinued operations	-	0.45
Net (loss) income	$(0.19)	$0.20

Weighted average number of common shares outstanding during the period:
Basic	46,994	37,862
Diluted	46,994	39,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and September 30, 2004
(in thousands)
(unaudited)

	As of December 31, 2004	As of September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$11,926	$19,422
Marketable securities	26,400	32,150
Accounts receivable, net	20,875	20,775
Accounts receivable, GELcore	205	215
Inventories, net	15,976	14,839
Prepaid expenses and other current assets	2,107	2,496
Total current assets	77,489	89,897

Property, plant and equipment, net	63,422	65,354
Goodwill	33,782	33,584
Intangible assets, net	4,798	5,177
Investments in GELcore	10,376	10,003
Other assets, net	10,095	9,228
Total assets	$199,962	$213,243

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,325	$16,064
Accrued expenses	11,927	15,078
Customer deposits	151	171
Capitalized lease obligation, current portion	37	43
Total current liabilities	26,440	31,356

Convertible subordinated notes	96,051	96,051
Capitalized lease obligation, net of current portion	20	27
Total liabilities	122,511	127,434

Commitments and contingencies (see note 7)

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 100,000 shares authorized, 47,246 shares issued and 47,226 outstanding at December 31, 2004; 46,951 shares issued and 46,931 outstanding at September 30, 2004	390,499	389,750
Accumulated deficit	(312,005)	(302,864)
Accumulated other comprehensive loss	(111)	(111)
Shareholders’ notes receivable	-	(34)
Treasury stock, at cost; 20 shares	(932)	(932)
Total shareholders’ equity	77,451	85,809
Total liabilities and shareholders’ equity	$199,962	$213,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2004 and 2003
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(9,141)	$8,114

Adjustments to reconcile net (loss) income to net cash used for operating activities:
Loss from discontinued operations	-	1,697
Gain on disposal of discontinued operations	-	(19,584)
Depreciation and amortization	3,600	4,056
Provision for doubtful accounts	15	167
Equity in net income of GELcore	(373)	(267)
Compensatory stock issuances	181	198
Reduction of note receivable due for services received	130	130

Decrease (increase) in assets:
Accounts receivable	(115)	(5,560)
Accounts receivable, GELcore	10	12
Inventories	(1,137)	(129)
Prepaid and other current assets	389	362
Other assets	(82)	(378)

Increase (decrease) in liabilities:
Accounts payable	(1,739)	2,849
Accrued expenses	(2,231)	(838)
Customer deposits	(20)	223
Net cash used for operating activities of discontinued operations	-	(3,870)

Total adjustments	(1,372)	(20,932)
Net cash used for operating activities	(10,513)	(12,818)

Cash flows from investing activities:
Proceeds from disposition of discontinued operations	-	62,043
Additions to plant and equipment	(1,204)	(349)
Acquisitions, net of cash acquired	(1,084)	(1,103)
Investment in company	(1,000)	-
Purchase of marketable securities	(6,375)	(29,300)
Sale of marketable securities	12,125	5,223
Net cash provided by investing activities	2,462	36,514

Cash flows from financing activities:
Payments on capital lease obligations	(13)	(22)
Proceeds from exercise of stock options	73	1,808
Proceeds from employee stock purchase plan	495	457
Net cash provided by financing activities	555	2,243

Net (decrease) increase in cash and cash equivalents	(7,496)	25,939

Cash and cash equivalents, beginning of period	19,422	28,439
Cash and cash equivalents, end of period	$11,926	$54,378

Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for interest	$2,402	$4,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004 and
For the three months ended of December 31, 2004 and 2003
(unaudited)

NOTE 1. Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of EMCORE Corporation and its subsidiaries (EMCORE). These statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and therefore do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with accounting principles generally accepted in the United States of America.

It is the opinion of EMCORE’s management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. The results of operations of any interim period are not necessary indicative of the results of operations for the fiscal year.

For a more complete understanding of EMCORE’s financial position, operating results, risk factors and other matters, reference is made to EMCORE’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on December 14, 2004.

NOTE 2. Stock Options.

EMCORE has long-term incentive plans authorizing various types of market and performance based incentive awards that may be granted to officers and employees. Statements of Financial Accounting Standards (“SFAS”) No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation, allow companies to measure compensation cost in connection with employee share option plans using a fair value based method or to continue to use an intrinsic value based method as defined by Accounting Principles Board Opinion ("APB”) No. 25 “Accounting for Stock Issued to Employees,” which generally does not result in a compensation cost at time of grant. EMCORE accounts for stock-based compensation under APB 25, and does not recognize stock-based compensation expense upon the grant of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. All granted stock options have a term of ten years.

The following table illustrates the effect on net earnings (loss) and basic and diluted earnings (loss) per share if EMCORE had recognized compensation expense upon grant of the options, based on the Black-Scholes option-pricing model.

	For the three months ended December 31,
(in thousands, except per share data)	2004	2003

Net (loss) income	$(9,141)	$8,114
Deduct:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(623)	(857)

Pro forma net (loss) income	$(9,764)	$7,257

Earnings per share:
Basic share - as reported	$(0.19)	$0.21
Basic share - pro forma	$(0.21)	$0.19

Diluted share - as reported	$(0.19)	$0.20
Diluted share - pro forma	$(0.21)	$0.18

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

	For the three months ended December 31,
	2004	2003

Expected dividend yield	0%	0%
Expected stock price volatility	109.0%	112.0%
Risk-free interest rate	3.5%	2.9%
Weighted average expected life (in years)	5	5

NOTE 3. Accumulated Other Comprehensive Income (Loss).

The components of accumulated other comprehensive income (loss) are as follows:

	For the three months ended December 31,
(in thousands)	2004	2003

Other Comprehensive Income (Loss):
Net (loss) income	$(9,141)	$8,114
Translation adjustment	-	(25)

Comprehensive (loss) income	$(9,141)	$8,089

Accumulated Other Comprehensive Loss:
Beginning balance	$(111)	$(90)
Translation adjustment	-	(25)

Ending balance	$(111)	$(115)

NOTE 4. Discontinued Operations.

As discussed in our Annual Report, EMCORE sold its TurboDisc capital equipment business in November 2003 to a subsidiary of Veeco Instruments Inc. in a transaction that is valued at up to $80.0 million.  The selling price was $60.0 million in cash at closing, with an additional aggregate maximum payout of $20.0 million over the next two years.  EMCORE will receive in either cash or stock, 50% of all revenues from the TurboDisc capital equipment business that exceed $40.0 million in each of the next two years, beginning January 1, 2004.

NOTE 5. Investment.

K-2 Optronics, Inc. - In October 2004, EMCORE invested $1.0 million in K2 Optronics, Inc., a California-based company that designs and manufactures external cavity lasers. EMCORE does not exercise significant influence over financial and operating policies, and the investment represents approximately 6.6% ownership. Therefore, EMCORE accounts for this investment under the cost method of accounting.

NOTE 6. Balance Sheet Data.

Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	As of December 31, 2004	As of September 30, 2004

Accounts receivable	$17,787	$19,270
Accounts receivable - unbilled	3,743	2,171
Subtotal	21,530	21,441

Allowance for doubtful accounts	(655)	(666)
Total	$20,875	$20,775

Inventory, net

Inventory consisted of the following:

(in thousands)	As of December 31, 2004	As of September 30, 2004

Raw materials	$9,995	$9,000
Work-in-process	3,525	4,140
Finished goods	6,071	5,754
Subtotal	19,591	18,894

Less: reserves	(3,615)	(4,055)
Total	$15,976	$14,839

Goodwill

The changes in the carrying value of goodwill for the three months ended December 31, 2004 are as follows:

(in thousands)	Goodwill

Balance as of September 30, 2004	$33,584
Molex acquisition - earn out payment	198
Balance as of December 31, 2004	$33,782

Intangible Assets, net

The components of intangible assets consisted of the following:

	As of December 31, 2004			As of September 30, 2004
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Patents	$864	$(333)	$531	$860	$(294)	$566
Acquired IP:
Ortel	3,274	(1,260)	2,014	3,274	(1,098)	2,176
Tecstar	1,900	(1,065)	835	1,900	(970)	930
Alvesta	193	(78)	115	193	(68)	125
Molex	558	(139)	419	558	(112)	446
Corona	1,000	(116)	884	1,000	(66)	934
Total	$7,789	$(2,991)	$4,798	$7,785	$(2,608)	$5,177

Future amortization expense as of December 31, 2004 is as follows:

(in thousands)	Amortization

Period ending:
Nine months ending September 30, 2005	$1,142
September 30, 2006	1,520
September 30, 2007	1,153
September 30, 2008	576
September 30, 2009	201
Thereafter	206
Total future amortization expense	$4,798

Accrued Expenses

The components of accrued expenses consisted of the following:

(in thousands)	As of December 31, 2004	As of September 30, 2004

Compensation	$4,073	$4,875
Interest	614	1,814
Warranty	2,277	2,152
Professional fees	735	1,223
Royalty and earn-out payments	457	1,554
Self insurance	942	1,182
Other	2,829	2,278
Total	$11,927	$15,078

NOTE 7. Contingencies.

EMCORE is involved in lawsuits and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations, or cash flows.

NOTE 8. Segment Data and Related Information.

EMCORE has one reportable operating segment. This segment is comprised of our Fiber Optics, Photovoltaics, and Electronic Materials and Devices product lines.  EMCORE's Fiber Optics revenues are derived primarily from sales of optical components and subsystems for CATV and FTTP, VCSEL and PIN photodiodes components, LX4 and CX4 modules, 2G/4G/10G TOSA/ROSA packaged products, parallel optical products including OptocubeTM, SNAP-12, CX4, and SmartlinkTM transceivers and satcom transmitter and receiver components.  EMCORE's Photovoltaics revenues are derived primarily from the sales of solar power conversion products, including solar cells, covered interconnect solar cells (CICs), and solar panels.  EMCORE's Electronic Materials and Devices revenues are derived primarily from sales of wireless components, such as RF materials including HBTs and enhancement-mode pHEMTS, GaN materials for wireless base stations, MR sensors, and process development technology.

Product Revenue

The table below sets forth the revenues and percentage of total revenues attributable to each of EMCORE's product lines for the three months ended December 31, 2004 and 2003.

(in thousands)	For the three months ended December 31,
Product Revenue	2004	% of revenue	2003	% of revenue

Fiber Optics	$17,689	65.6%	$15,493	67.0%
Photovoltaics	7,448	27.6	4,526	19.6
Electronic Materials and Devices	1,827	6.8	3,106	13.4
Total revenue	$26,964	100.0%	$23,125	100.0%

Customers

For the three months ended December 31, 2004, revenues from Cisco Systems, Inc. represented 26% of our consolidated quarterly revenue. For the three months ended December 31, 2003, revenues from Motorola, Inc. and the Indian Space Research Organization (ISRO) represented 23% and 10% of our consolidated quarterly revenue, respectively.

Geographic Region

The table below sets forth EMCORE's consolidated revenues by geographic region. North American sales include sales to Canada, which historically have not been material.

(in thousands)	For the three months ended December 31,
Revenue by Region	2004	% of revenue	2003	% of revenue

North America	$20,699	76.8%	$16,251	70.3%
Asia	4,326	16.0	5,176	22.4
Europe	1,939	7.2	1,698	7.3
Total revenue	$26,964	100.0%	$23,125	100.0%

NOTE 9. Recent Financial Accounting Pronouncements.

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material costs to be recognized as a current period charge. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We are currently evaluating the provisions of SFAS No. 151 and do not expect adoption will have a material impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share- Based Payment. SFAS No.123R requires all share-based payments to employees, including grants of employee stock options and shares issued under employee stock purchase plans, to be recognized in the income statement based on their grant-date fair values. SFAS No. 123R requires us to adopt the new accounting provision beginning in our fourth quarter of fiscal 2005. We are currently evaluating the provisions of SFAS No. 123R and do not expect adoption will have a material impact on our financial position, results of operations, or cash flows.  See Note 2 - Stock Options, above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934. These forward-looking statements are based largely on our current expectations and projections as they relate to our future results, prospects, developments, and business strategies. These forward- looking statements may be identified by the use of terms and phrases such as "expects", "anticipates", "intends", "plans", believes", "estimate", “predict”, “target”, “may”, “could”, “will”, and variations of these terms and phrases including references to assumptions. These forward-looking statements are subject to known and unknown risks, business, economic, and other risks and uncertainties, that may cause actual results to be materially different from those discussed in these forward-looking statements. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. This discussion should be read in conjunction with the consolidated financial statements, including the related footnotes. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

These forward-looking statements include, without limitation, any and all statements or implications regarding:

•	The ability of EMCORE Corporation (EMCORE) to remain competitive and a leader in its industry and the future growth of the company, the industry, and the economy in general;

•	Difficulties in integrating recent or future acquisitions into our operations;

•	The expected level and timing of benefits to EMCORE from on-going cost reduction efforts, including (i) expected cost reductions and their impact on our financial performance, (ii) our continued leadership in technology and manufacturing in its markets, and (iii) our belief that the cost reduction efforts will not impact product development or manufacturing execution;

•	Expected improvements in our product and technology development programs;

•	Whether our products will (i) be successfully introduced or marketed, (ii) be qualified and purchased by our customers, or (iii) perform to any particular specifications or performance or reliability standards: and/or

•	Guidance provided by EMCORE regarding our expected financial performance in current or future periods, including, without limitation, with respect to anticipated revenues, income, or cash flows for any period in fiscal 2005 and subsequent periods.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation, the following:

•	EMCORE’s cost reduction efforts may not be successful in achieving their expected benefits, or may negatively impact our operations;

•	The failure of our products (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; and/or

•	Other risks and uncertainties described in EMCORE’s filings with the Securities and Exchange Commission (SEC) such as: cancellations, rescheduling, or delays in product shipments; manufacturing capacity constraints; lengthy sales and qualification cycles; difficulties in the production process; changes in semiconductor industry growth; increased competition; delays in developing and commercializing new products; and other factors.

We assume no obligation to update the matters discussed in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on December 14, 2004, except as required by applicable law or regulation.

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

•

CATV and FTTP Networks - The communications industry in which we participate continues to be dynamic.  Cable operators and telephone companies compete with each other to offer the lowest price for unlimited "triple play" (voice, data, and video) communications through a single network connection.  As a market leader in radio frequency (RF) transmission over fiber products for the CATV industry, EMCORE enables cable companies to offer multiple forms of communications to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other new services (such as Voice over IP, or VoIP).  In response to this triple play strategy from the cable companies, the telephone companies plan to offer competing voice, data, and video services through the deployment of new fiber-based systems.  These growing applications should increase demand for EMCORE’s FTTP products and subsystems.  Our CATV and FTTP products include broadcast analog and digital fiber optic transmitters, Quadrature Amplitude Modulation (QAM) transmitters, video receivers, Passive Optical Network (PON) transceivers, avalanche photodetectors (APD), PIN (P-type, intrinsic, and N-type semiconductor materials) photodetectors, and Distributed Feedback (DFB) and Fabry-Perot (FP) 1310 nanometer (nm) and 1550 nm analog and digital lasers.

•

Telecommunications - Our state-of-the-art optical components and modules enable high-speed (up to an aggregate 40 gigabits per second or Gb/s) optical interconnections that drive architectures in next-generation carrier class switching and routing networks.  Our parallel optical modules facilitate high channel count optical interconnects in multi-shelf central office equipment.  These systems sit in the network core and in key metro nodes of voice telephony and Internet infrastructures, and are highly expandable with pay-as-you-grow capacity scaling.  EMCORE sells its recently acquired OptoCubeTM transceiver product and other 4- and 12-channel parallel optics products to the telecom equipment industry.

•

Data Communications - EMCORE’s leading-edge optical components and modules for data applications include 10G Ethernet LX4, 10G Ethernet CX4, SmartLinkTM optical Infiniband, and parallel optical modules for enterprise Ethernet and High Performance Computing (HPC), also called "Super Computing" applications.  These high speed modules enable switch-to-switch, router-to-router, and server-to-server backbone connections at aggregate speeds of 10 Gb/s and above.  Pluggable LX4 modules in X2 or XENPAK form factors provide a "pay-as-you-populate" cost structure during installation.  The LX4 can transmit data over both multi-mode and single-mode optical fiber, and currently is the only available option to transmit optical 10G Ethernet signals over 300 meters of legacy multi-mode fiber or 10 km of single-mode fiber.  CX4 modules similarly allow the cost-effective transmission of Ethernet signals over legacy copper cable.  EMCORE’s parallel optical modules also are used in switched bus architectures that are needed for next-generation Super Computers and large servers.

•

Storage Are Networks - Our optical components also are used in the high-end data storage market, and include high-speed, 850 nm vertical cavity surface emitting lasers (VCSELs) and PIN photodiode components, and 10 Gb/s transmit and receive optical subassemblies (TOSAs/ROSAs).  In the future, EMCORE anticipates selling our integrated pluggable X2 or XENPAK form factor modules into the emerging 10G Fibre Channel segment.  These products provide optical interfaces for switches and storage systems used in large enterprise mission-critical applications, such as inventory control or financial systems.

•

Satellite Communications - EMCORE manufactures high-efficiency solar cells and solar panels for global satellite communications (satcom), and expect to see increased applications for solar cells in terrestrial power products in fiscal 2005.  EMCORE also manufactures satellite communications fiber optics products, including transmitters, receivers, subsystems, and systems, that transport wideband microwave signals between satellite hub equipment and antenna dishes.

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

EMCORE also is involved in a joint venture with General Electric Lighting to address the solid-state lighting market with High Brightness Light Emitting Diode-based (HB-LED) lighting systems.  Through its 49% ownership in GELcore, LLC. (GELcore), EMCORE participates in the development and commercialization of next-generation LED technology for use in the general and specialty illumination markets.  GELcore's products include traffic lights, channel letters, and other signage and display products that incorporate HB-LEDs.  In the near term, GELcore expects to deploy its HB-LED products in the commercial and industrial markets, including medical, aerospace, commercial refrigeration, transportation, appliance, and general and specialty illumination applications.  GELcore financial reporting is on a calendar year basis and anticipates revenues in the $90.0 million range for 2005.  GELcore is profitable, has experienced an annual revenue growth of 23% per year, and expects similar growth for 2005.

The table below sets forth the revenues and percentage of total revenues attributable to each of EMCORE's product lines for the three months ended December 31, 2004 and 2003.

(in thousands)	For the three months ended December 31,
Product Revenue	2004	% of revenue	2003	% of revenue

Fiber Optics	$17,689	65.6%	$15,493	67.0%
Photovoltaics	7,448	27.6	4,526	19.6
Electronic Materials and Devices	1,827	6.8	3,106	13.4
Total revenue	$26,964	100.0%	$23,125	100.0%

EMCORE's customer base includes many of the largest semiconductor, telecommunications, data communications, consumer goods, and computer manufacturing companies in the world.  For the three months ended December 31, 2004, revenues from Cisco Systems, Inc. represented 26% of our consolidated quarterly revenue. For the three months ended December 31, 2003, revenues from Motorola, Inc. and the Indian Space Research Organization (ISRO) represented 23% and 10% of our consolidated quarterly revenue, respectively.

The following chart contains a breakdown of EMCORE's consolidated revenues by geographic region.  North American sales include sales to Canada, which historically have not been material.

(in thousands)	For the three months ended December 31,
Revenue by Region	2004	% of revenue	2003	% of revenue

North America	$20,699	76.8%	$16,251	70.3%
Asia	4,326	16.0	5,176	22.4
Europe	1,939	7.2	1,698	7.3
Total revenue	$26,964	100.0%	$23,125	100.0%

Backlog

As of December 31, 2004, EMCORE had a backlog it believes to be firm of approximately $34.3 million. This compares favorably to a backlog of $28.8 million as reported at September 30, 2004. The quarterly increase in backlog is primarily attributable to increased demand for EMCORE’s new 10G CWDM fiber optic communications transceiver, the LX4 module.  A majority of EMCORE’s products typically ship within the same quarter as the purchase order is received.  We believe that substantially all of our backlog can be shipped during the next 12 months.  But given the current market environment, customers may delay shipment of certain orders.  Backlog also could be adversely affected if customers unexpectedly cancel purchase orders accepted by us.

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

•

Bad Debt Reserves - EMCORE regularly evaluates its accounts receivable and accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligation to us.  The allowance for doubtful accounts at December 31, 2004 and September 30, 2004 was $0.7 million, respectively.  If the financial condition of our customers were to deteriorate, additional allowances may be required.

•

Inventory Reserves - EMCORE reserves against inventory once it has been determined that conditions exist which may not allow it to be sold for its intended purpose, the inventory’s value is determined to be less than cost or it is determined to be obsolete.  The charge for the inventory reserves is recorded in cost of revenue.  EMCORE evaluates inventory levels at least quarterly against sales forecasts on a part-by-part basis, in addition to determining its overall inventory risk.  Reserves are adjusted to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management.  Total inventory reserves at December 31, 2004 and September 30, 2004 were $3.6 million and $4.1 million, respectively.  If future demand or market conditions are less favorable than our estimates, additional inventory write-downs may be required.

•

Product Warranty Reserves - EMCORE provides its customers with limited rights of return for non-conforming shipments and warranty claims for up to 5 years for certain products.  EMCORE makes estimates using historical data and accrues estimated warranty expense as a cost of revenue.  Total warranty expense amounted to approximately $0.1 million and $0.2 million for the three months ended December 31, 2004 and 2003, respectively.  Total warranty reserves at December 31, 2004 and September 30, 2004 were $2.3 million and $2.2 million, respectively.  If our product reliability assessments change in the future, additional allowances may be required.

•

Valuation of Goodwill and Intangible Assets - EMCORE evaluates its goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors that are considered important in making this determination include, but are not limited to, the following: (a) an anticipated or historic decline in revenue or operating profit; (b) significant negative industry trends; and (c) adverse legal or regulatory developments.  During fiscal 2004 and 2003, EMCORE had no impairment of any of its patents, other intangibles assets, or goodwill. During the quarter ended March 31, 2005, management will perform its annual valuation review of its goodwill and intangible assets.

•

Valuation of Long-lived Assets - EMCORE reviews long-lived assets on an annual basis or whenever events or circumstances indicate that the assets may be impaired.  A long-lived asset is considered impaired when its anticipated undiscounted cash flow is less than its carrying value.  In making this determination, EMCORE uses certain assumptions, including, but not limited to: (a) estimates of the fair market value of these assets; and (b) estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that assets will be used in our operations, and estimated salvage values.  EMCORE determined that there was no such impairment in fiscal 2004 and 2003. During the quarter ended March 31, 2005, management will perform its annual valuation review of its long-lived asssets.

•

Revenue Recognition - Revenue is recognized upon shipment provided persuasive evidence of a contract exists, such as when a purchase order or contract is received from a customer, the price is fixed, the product meets the customers' requirements, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds.  The majority of our products have shipping terms that are free on board (FOB) or free carrier alongside (FCA) shipping point, which means that EMCORE fulfills its delivery obligation when the goods are handed over to the freight carrier at our shipping dock.  This means the buyer bears all costs and risks of loss of or damage to the goods from that point.  In certain cases, EMCORE ships its products cost insurance and freight (CIF).  Under this arrangement, revenue is recognized under FCA shipping point terms, but EMCORE pays (and bills the customer) for the cost of shipping and insurance to the customer's designated location.  EMCORE accounts for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue.  In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for its use and title and ownership have transferred to the customer.  EMCORE records revenues from solar panel contracts using the percentage-of-completion method.  Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract.  If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated.  EMCORE has numerous contracts that are in various stages of completion.  Such contracts require estimates to determine the appropriate cost and revenue recognition.  EMCORE uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenues, and contract costs.  Estimates are revised as additional information becomes available.  At December 31, 2004 and September 30, 2004, EMCORE's accrued program losses totaled $0.3 million and $0.1 million, respectively.  Contract revenue represents reimbursement by various U.S. Government entities to aid in the development of new technology.  The applicable contracts generally provide that EMCORE may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes.  The contract funding may be based on a cost-plus, cost reimbursement, cost-share, or a firm fixed price arrangement.  The amount of funding under each contract is determined based on cost estimates that include direct costs, plus an allocation for research and development, general and administrative, and the cost of capital expenses.  Cost-plus funding is determined based on actual costs plus a set margin.  For cost-share contracts, the actual costs of performance are divided between the U.S. Government and EMCORE based on the contract terms.  A contract is considered complete when all significant costs have been incurred, milestones have been reached, and any reporting obligations to the customer have been met.  Revenues from Government contracts amounted to approximately $1.2 million and $0.8 million for the three months ended December 31, 2004 and 2003, respectively.

Recent Financial Accounting Pronouncements.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS No. 151), Inventory Costs, an amendment of Accounting Research Bulletin No. 43. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material costs to be recognized as a current period charge. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We are currently evaluating the provisions of SFAS No. 151 and do not expect adoption will have a material impact on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share- Based Payment. SFAS No.123R requires all share-based payments to employees, including grants of employee stock options and shares issued under employee stock purchase plans, to be recognized in the income statement based on their grant-date fair values. SFAS No. 123R requires us to adopt the new accounting provision beginning in our fourth quarter of fiscal 2005.  We are currently evaluating the provisions of SFAS No. 123R and do not expect adoption will have a material impact on our financial position, results of operations, or cash flows.

Results of Operations

The following table sets forth the condensed consolidated statements of operations data of EMCORE expressed as a percentage of total revenues for the three months ended December 31, 2004 and 2003:

	For the three months ended December 31,
	2004	2003

Revenue	100.0%	100.0%
Cost of revenue	92.3	86.2
Gross profit	7.7	13.8

Operating expenses:
Selling, general and administrative	18.9	23.0
Research and development	18.8	26.1
Severance charges	1.7	-
Total operating expenses	39.4	49.1

Operating loss	(31.7)	(35.3)

Other (income) expenses:
Interest income	(0.9)	(0.7)
Interest expense	4.5	8.8
Equity in net income of GELcore	(1.4)	(1.1)
Total other expenses	2.2	7.0

Loss from continuing operations	(33.9)	(42.3)

Discontinued operations:
Loss from discontinued operations	-	(7.3)
Gain on disposal of discontinued operations	-	84.7
Income from discontinued operations	-	77.4

Net (loss) income	(33.9)%	35.1%

Comparison of the three months ended December 31, 2004 and 2003

Revenue. For the three months ended December 31, 2004 and 2003, EMCORE’s consolidated revenue increased $3.9 million or 17% to $27.0 million from $23.1 million, respectively.  On a product line basis, fiber optics revenues increased $2.2 million or 14%, photovoltaics revenues increased $2.9 million or 65%, and electronic materials and devices revenues decreased $1.2 million or 41% from the prior year.  International sales accounted for 23% of revenues for the three months ended December 31, 2004 and 30% of revenues for the three months ended December 31, 2003.  Government contract revenue represents reimbursement by various U.S. Government entities to aid in the development of new technology.  Revenue from government contracts increased $0.4 million to $1.2 million from $0.8 million. With increased government focus on energy conservation, national security, and fiber optic communications, we expect revenues from government contracts to increase in fiscal 2005 compared to fiscal 2004.

Fiber Optics - Fiber Optics revenues are derived primarily from sales of optical components and subsystems for CATV and FTTP, VCSEL and PIN photodiode components, 10G Ethernet LX4 and CX4, TOSA/ROSA packaged parts and modules, and satcom transmitter and receiver components.

EMCORE manufactures its digital fiber optics products in Albuquerque, New Mexico.  For the three months ended December 31, 2004 and 2003, revenues from digital fiber optics products increased $6.5 million or 189% to $10.0 million from $3.5 million. New transceiver module product launches were the reason for this significant increase in quarterly revenues.   During the quarter ended December 31, 2004, EMCORE announced that as the leading supplier in the 10GBASE-LX4 segment, it has shipped over ten thousand LX4 modules for 10 Gigabit Ethernet XENPAK applications. In 2005 EMCORE expects to continue expanding its sales of this product and anticipates continuing its market leadership in this industry segment. Also during the quarter ended December 31, 2004, EMCORE experienced increased demand for its existing parallel optical products: SNAP-12, CX4 and SmartlinkTM transceivers.  As a result of business consolidation in the optoelectronic industry, EMCORE has experienced a decrease in demand for its legacy VCSEL chip products as customers are moving to produce these chips in-house.  Management is carefully reviewing this product market to identify other applications for its laser products.  Digital fiber optics revenue represented 37% and 15% of EMCORE's total revenues for the three months ended December 31, 2004 and 2003, respectively.  Key customers for the digital fiber optics product line include Cisco Systems, Inc., Agilent Technologies, Inc., Intel Corporation, Sycamore Networks, Inc., and JDS Uniphase Corporation.  As a result of successful customer product qualifications and EMCORE’s order backlog, digital fiber optics revenues are expected to remain in the $9.0 million to $10.0 million range in the second quarter of fiscal 2005.

EMCORE’s Ortel division and part of the fiber optic group, supports the fiber optic transmitter and receiver CATV products, satcom transmission links and PON and FTTP systems.  For the three months ended December 31, 2004 and 2003, revenues from Ortel’s product lines decreased $4.3 million or 36% to $7.7 million from $12.0 million.   The first quarter of fiscal 2004 experienced an unexpected increase in sales volumes due to one-time buys from our customers.  The decrease in the first quarter of fiscal 2005 was expected as a result of reduced customer demand for Ortel’s products. Based upon a recently increased order backlog for Ortel products, Ortel’s revenues are expected to increase to the $8.0 million to $9.0 million range in the second quarter of fiscal 2005. Sales of Ortel's products represented 29% and 52% of EMCORE's total revenues for the three months ended December 31, 2004 and 2003, respectively.  Key customers for Ortel’s product line include Motorola and Scientific-Atlanta, Inc.   The communications industry in which Ortel participates continues to be dynamic.  Cable operators and telephone companies compete to offer the lowest price for unlimited "triple play" (voice, data, and video) communications through a single network connection.  As a market leader in radio frequency (RF) transmission over fiber products for the CATV industry, EMCORE enables cable companies to offer multiple forms of communications to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other new services.  In response to this threat from the cable companies, telephone companies also plan to offer competing services over the deployment of new FTTP systems.  These growing applications should increase demand for FTTP subsystems that are manufactured and marketed by Ortel.

Photovoltaics - Photovoltaics revenues include the sale of epi wafers, solar cells, covered interconnect solar cells (CICs), and solar panels.   For the three months ended December 31, 2004 and 2003, revenues from our Photovoltaics product line increased $2.9 million or 65% to $7.4 million from $4.5 million.  This improvement to Photovoltaics revenue was attributable to an increase in solar panel and solar cell revenue.  The space power generation market continues to depend on government programs as a result of the continued weakness in commercial satellite infrastructure spending and significant sales price erosion for commercial solar products.  Commercial satellite awards decreased from 19 in 2003 to 13 in 2004.  However, there have been indications that the commercial satellite market is stabilizing, with future awards expected for high definition TV and satellite radio.  Military procurement remains steady, and we are focusing on gaining market share in that area.  Private equity groups also have acquired a number of the satellite operators, and it is unclear what impact this will have on satellite procurement in the near term.  In addition, on July 15, 2003, SS/L together with its parent corporation, Loral Space & Communications, Ltd., filed for bankruptcy.  On October 22, 2004, SS/L filed an amended plan of reorganization to emerge from bankruptcy.  The plan is subject to approval by SS/L's bankruptcy court.  SS/L has stated that it believes it will emerge from bankruptcy in the first calendar quarter of 2005. During the pendency of SS/L's bankruptcy, EMCORE has continued to do business with SS/L.  We do not believe that the SS/L bankruptcy or reorganization will have a material adverse effect on our business.  Sales of our Photovoltaics products represented 28% and 20% of EMCORE's total revenues for the three months ended December 31, 2004 and 2003, respectively.  In fiscal 2005, we expect to see increased applications for our solar cells in terrestrial products, as well as the satellite industry continuing to develop a communications backbone for voice, data, and video communications.  Given the projected timing for completion of certain solar paneling contracts, Photovoltaics revenues are expected to remain in the $7.0 million to $8.0 million range in the second quarter of fiscal 2005.

Electronic Materials and Devices - Sales of electronic materials and devices (EMD) include RF materials and MR sensors. For the three months ended December 31, 2004 and 2003, revenues from our EMD product line decreased $1.3 million, or 41% to $1.8 million from $3.1 million.  This decrease is the result of reduced customer demand for RF materials. This market is highly competitive, raw materials are extremely expensive, and average selling prices have been declining over the past several years.  Our contract with General Motors for MR sensors expired in the first quarter of fiscal 2004, however EMCORE has offered GM a “last time buy” opportunity, which is expected to occur during the second quarter of fiscal 2005.  Management expects the introduction of GaN RF materials to drive revenue growth in fiscal 2005 as major RF product manufacturers roll out new commercial infrastructure devices.

Gross Profit (Loss). Gross profit decreased $1.1 million to $2.1 million for the three months ended December 31, 2004 from $3.2 million for the three months ended December 31, 2003.  Compared to the prior year, gross margins decreased from 14% to 8% of revenue. On a product line basis, quarterly margins for fiber optics decreased from 23% to 12% for the three months ended December 31, 2003 and 2004, respectively. This decrease was due to unabsorbed overhead at Ortel, the result of Ortel’s revenues decreasing by $4.3 million from the prior year.  Quarterly margins for photovoltaics improved from (25%) to 5% due to manufacturing yield improvements and other operational efficiencies. Margins for the EMD product line decreased from 26% to (22)% as a result of unabsorbed overhead costs due to lower revenues.

Improvement to gross margins is highly dependent upon the amount of revenue EMCORE earns. Gross margins continue to be negatively impacted by the underutilization of fixed costs and overhead resulting from expansions previously deployed through fiscal 2001. As revenues increase, our margins should increase as well since a significant portion of our facility costs is fixed, so higher throughput should result in lower costs per unit produced. Management does expect gains in gross margins to be somewhat offset by lower sales prices due to competitive pricing pressures. Fiscal 2005 gross margins should also increase as product lines continue to be transferred to contract manufacturers for high volume production and as management implements additional programs to improve manufacturing process yields.

Selling, General and Administrative. SG&A expenses decreased $0.2 million or 4% to $5.1 million for the three months ended December 31, 2004 from $5.3 million for the three months ended December 31, 2003. As a percentage of revenue, SG&A decreased from 23% to 19%.   Assuming no further non-recurring charges and acquisitions, management expects annual SG&A expenses in fiscal year 2005 to continue to decrease as a percentage of revenue due to cost reduction measures being undertaken and projected revenue growth.

Research and Development. R&D expenses decreased $0.9 million or 15% to $5.1 million for the three months ended December 31, 2004 from $6.0 million for the three months ended December 31, 2003.  The decrease was primarily due to completion of R&D projects that resulted in recent new product launches that occurred in the later half of fiscal 2004.   As a percentage of revenue, R&D decreased from 26% to 19%.  Management expects R&D to decline as a percentage of revenue in the second quarter of fiscal 2005 as products previously under development are released to production.  Additionally, in the second quarter of fiscal 2005, EMCORE intends to either spin-off or eliminate its Gallium Nitride (GaN) Schottky diode R&D program. This program is directed towards the development of 200-600 volt GaN-based Schottky diode devices for power conversion applications in consumer electronics. This program currently incurs between $700,000-$800,000 in quarterly losses. While EMCORE expects to save a significant portion of these ongoing costs, management does not believe that this decision will result in any material impairment charges.

Severance Charges. In fiscal 2005, EMCORE continued its focus on cutting corporate overhead expenses and the realignment of certain shared service operations. As a result, EMCORE incurred $0.5 million in severance and fringe benefit charges related to the employee termination costs for 7 employees. Management expects the restructuring program to continue in fiscal 2005.

Interest Expense, net. Interest expense, net decreased $0.9 million, or 47%, to $1.0 million for the three months ended December 31, 2004 from $1.9 million for the three months ended December 31, 2003. This decrease is due to the retirement of approximately $65.7 million of EMCORE’s subordinated debt through the debt exchange accomplished in February 2004. As a result of this debt exchange, net interest expense will decrease by approximately $3.3 million for fiscal year 2005 when compared to the prior year.

Equity in Net Income of GELcore. EMCORE's share of GELcore's net income increased $0.1 million, or 33%, to net income of $0.4 million for the three months ended December 31, 2004 from net income of $0.3 million for the three months ended December 31, 2003.  Management believes GELcore's results will continue to improve in fiscal 2005 when compared to fiscal 2004 as a result of increased unit volumes, changes in LED product mix and less manufacturing inefficiencies associated with newer product introductions.

Income Taxes. As a result of its losses, EMCORE did not incur any income tax expense in either the three months ended December 31, 2004 or 2003 and we do not expect to generate a tax liability in excess of our net operating loss carryforwards.

Discontinued Operations.  In November 2003, EMCORE sold its TurboDisc systems business to Veeco Instruments Inc. Accordingly, the operating results from this business were reported as discontinued operations in our condensed consolidated statements of operations.  For the three months ended December 31, 2003 EMCORE recognized a net loss from discontinued operations of $1.7 million and recognized a gain on the disposal of the systems business of $19.6 million.

Liquidity and Capital Resources

Working Capital

At December 31, 2004, EMCORE had working capital of approximately $51.1 million. Cash, cash equivalents, and marketable securities at December 31, 2004 and September 30, 2004 totaled $38.3 million and $51.6 million, respectively. This reflects a net cash decrease of $13.3 million for the three months ended December 31, 2004.

Cash Flow

Net Cash Used For Operations — Net cash used for operations decreased $2.3 million or 18% to $10.5 million for the three months ended December 31, 2004 from $12.8 million for the three months ended December 31, 2003.  Following is a summary of the major items accounting for the increase in cash used in operations:

	For the three months ended December 31,
(in thousands)	2004	2003	Favorable (Unfavorable)

(Loss) income from continuing operations	$(9,141)	$8,114	$(17,255)
Adjustments (non cash items):
Depreciation	3,600	4,056	(456)
Loss from discontinued operations	-	1,697	(1,697)
Gain on disposal of discontinued operations	-	(19,584)	19,584
Other non-cash items	(47)	228	(275)

Adjusted loss from continuing operations	(5,588)	(5,489)	(99)
Other adjustments:
Changes in working capital	(4,925)	(3,459)	(1,466)
Discontinued operations	-	(3,870)	3,870

Cash used in operations	$(10,513)	$(12,818)	$2,305

As mentioned above, in November 2004, EMCORE sold its TurboDisc capital equipment business to Veeco.  EMCORE owned this product line for approximately 35 days in fiscal 2004.  As a result, expenses exceeded revenues and a loss of $3.9 million was incurred for the period during which EMCORE still owned the TurboDisc business.  Revenues during this 35-day period were de minimis since, historically, the majority of our TurboDisc revenues were generated in the latter part of each fiscal quarter.  Excluding the non-cash effect of the discontinued operations, net cash used for operations increased by $1.5 million as a result of changes in working capital. The $1.5 million increase resulted from the reduction of liabilities of $6.0 million, an increase in inventory of $1.0 million offset by a decrease in accounts receivable by $5.5 million.

Net Cash Provided By Investing Activities — For the three months ended December 31, 2004 net cash provided by investing activities decreased $34.0 million to $2.5 million from $36.5 million. Changes in cash flow consisted of:

•  Divestiture - The sale of the TurboDisc business generated $62.0 million in cash in fiscal 2004. In addition to the initial cash payment, EMCORE will also receive in either cash or stock, 50% of all revenues from the TurboDisc capital equipment business that exceed $40.0 million in each of the next two years, beginning January 1, 2004.  Management expects to receive between $15 million to $17 million in the second quarter of fiscal 2005 as part of the additional payout for this divesture.

•  Capital expenditures — Capital expenditures increased to $1.2 million from $0.3 million. As part of our ongoing effort to manage cash, management carefully scrutinizes all capital purchases.

•  Acquisitions — In October 2003, EMCORE acquired Molex’s 10G Ethernet transceiver business for an initial $1.0 million in cash. In accordance with the agreement, EMCORE paid an additional $1.1 million in cash earn out based upon LX4 unit shipments during the first quarter of fiscal 2005.

•  Marketable securities — For the three months ended December 31, 2004, EMCORE’s net investment in marketable securities decreased by $5.8 million in order to fund acquisitions and operations. In the prior year, EMCORE’s net investment in marketable securities increased by $24.1 million due to the investment of proceeds received from the sale of the TurboDisc capital equipment business.

•  Investment in K2 — In October 2004, EMCORE invested $1.0 million in K2 Optronics, Inc., a California-based company specializing in the design and manufacture of external cavity lasers, to strengthen its partnership in designing next-generation long wavelength components for the CATV and FTTP markets. EMCORE does not exercise significant influence over financial and operating policies, and the investment represents approximately 6.6% ownership.

Net Cash Provided By Financing Activities — For the three months ended December 31, 2004, net cash provided by financing activities decreased $1.6 million to $0.6 million from $2.2 million in the prior year. Proceeds received from the exercise of common stock options amounted to $0.1 million and $1.8 million in the three months ended December 31, 2004 and 2003, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to financial market risks, including changes in currency exchange rates, interest rates, and non-marketable equity security prices.  We do not use derivative financial instruments for speculative purposes.

Currency Exchange Rates.  Although EMCORE occasionally enters into transactions denominated in foreign currencies, the total amount of such transactions is not material.  Accordingly, fluctuations in foreign currency values would not have a material effect on our future financial condition or results of operations.  However, some of our foreign suppliers may adjust their prices (in $US) from time to time to reflect currency exchange fluctuations, and such price changes could impact our future financial condition or results of operations.  To mitigate the potential impact of significant fluctuations in currency exchange rates, EMCORE may from time to time purchase foreign supplies in foreign currencies or enter into other currency hedge arrangements in connection with purchases of foreign supplies.  Nearly all of our sales agreements are denominated in $US.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act).  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods.  Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  They have concluded that, as of December 31, 2004, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in lawsuits and proceedings which arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations, or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

During the quarter ended December 31, 2004, the Compensation Committee of the Board of Directors adopted fundamental terms of a severance policy applicable to executives of EMCORE.  Prior to this time, EMCORE generally negotiated severance arrangements with executives on an ad hoc basis.  The fundamental terms adopted by the Committee provide that executives of EMCORE will receive the following severance compensation in return for a written release of any claims they may have against EMCORE:

Executive Vice Presidents:  Continuation of base salary for a period equal to (a) one year, plus (b) two weeks of base salary, plus (c) two additional weeks of base salary for each year the executive was employed by EMCORE (the “Severance Period”).  Continuation of health and medical benefits for the entire Severance Period, up to a maximum of 18 months.

Vice Presidents:  Continuation of base salary for a period equal to (a) five months, plus (b) two weeks of base salary, plus (c) two additional weeks of base salary for each year the executive was employed by EMCORE (the “Severance Period”).  Continuation of health and medical benefits for the entire Severance Period, up to a maximum of 18 months.

In the near future, the Compensation Committee expects to incorporate these fundamental terms into a complete written severance plan that then will be adopted by the Committee.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Fundamental Terms of Executive Severance Policy.
31.1	Certificate of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002, dated February 9, 2005.
31.2	Certificate of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002, dated February 9, 2005.
32.1	Certificate of Chief Executive Officer, pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, dated February 9, 2005.
32.2	Certificate of Chief Financial Officer, pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, dated February 9, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date: February 9, 2005	By: /s/ Reuben F. Richards, Jr.
Reuben F. Richards, Jr. President & Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2005	By: /s/ Thomas G. Werthan
Thomas G. Werthan Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fundamental Terms of Executive Severance Policy.
31.1	Certificate of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002, dated February 9, 2005.
31.2	Certificate of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002, dated February 9, 2005.
32.1	Certificate of Chief Executive Officer, pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, dated February 9, 2005.
32.2	Certificate of Chief Financial Officer, pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, dated February 9, 2005.