Form 10-Q
period 2005-03-31
EMCORE CORP
filed 2005-05-10
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2005

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

The number of shares outstanding of the registrant’s common stock, no par value, as of April 29, 2005 was 47,416,008.

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

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended March 31, 2005 and 2004
(in thousands, except income (loss) per share)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Revenue	$30,430	$23,180	$57,394	$46,305

Cost of revenue	24,901	20,499	49,790	40,444

Gross profit	5,529	2,681	7,604	5,861

Operating expenses:
Selling, general and administrative	4,950	5,644	10,038	10,951
Research and development	4,069	5,714	9,128	11,760
Severance charges	177	-	649	-
Total operating expenses	9,196	11,358	19,815	22,711

Operating loss	(3,667)	(8,677)	(12,211)	(16,850)

Other (income) expenses:
Interest income	(249)	(199)	(482)	(357)
Interest expense	1,202	1,685	2,404	3,710
Gain from debt extinguishment	-	(12,312)	-	(12,312)
Equity in net loss (income) of GELcore	297	51	(75)	(216)
Total other expenses (income)	1,250	(10,775)	1,847	(9,175)

(Loss) income from continuing operations	(4,917)	2,098	(14,058)	(7,675)

Discontinued operations:
Loss from discontinued operations	-	(348)	-	(2,045)
Gain on disposal of discontinued operations	12,476	-	12,476	19,584

Income (loss) from discontinued operations	12,476	(348)	12,476	17,539

Net income (loss)	$7,559	$1,750	$(1,582)	$9,864

Per Share Data:
Basic per share data:
(Loss) income from continuing operations	$(0.10)	$0.05	$(0.30)	$(0.19)
Income (loss) from discontinued operations	0.26	(0.01)	0.27	0.44
Net income (loss)	$0.16	$0.04	$(0.03)	$0.25

Diluted per share data:
(Loss) income from continuing operations	$(0.10)	$0.05	$(0.30)	$(0.19)
Income (loss) from discontinued operations	0.26	(0.01)	0.27	0.44
Net income (loss)	$0.16	$0.04	$(0.03)	$0.25

Weighted average basic shares outstanding used in per basic share calculations	47,265	41,904	47,128	39,872
Weighted average diluted shares outstanding used in per diluted share calculations	47,265	43,725	47,128	39,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2005 and September 30, 2004
(in thousands)
(unaudited)

	As of March 31, 2005	As of September 30, 2004
ASSETS

Current assets:
Cash and cash equivalents	$24,049	$19,422
Marketable securities	20,450	32,150
Accounts receivable, net	24,906	20,775
Receivables, related parties	3,867	215
Inventories, net	16,399	14,839
Prepaid expenses and other current assets	2,361	2,496

Total current assets	92,032	89,897

Property, plant and equipment, net	61,450	65,354
Goodwill	33,969	33,584
Intangible assets, net	4,425	5,177
Investments in GELcore	10,078	10,003
Receivables, related parties	169	3,754
Other assets, net	6,241	5,474
Total assets	$208,364	$213,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,658	$16,064
Accrued expenses	13,282	15,292

Total current liabilities	26,940	31,356

Convertible subordinated notes	96,051	96,051
Other liabilities	13	27
Total liabilities	123,004	127,434

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 100,000 shares authorized, 47,339 shares issued and 47,319 outstanding at March 31, 2005; 46,951 shares issued and 46,931 outstanding at September 30, 2004	390,738	389,750
Accumulated deficit	(304,446)	(302,864)
Accumulated other comprehensive loss	-	(111)
Shareholders’ notes receivable	-	(34)
Treasury stock, at cost; 20 shares	(932)	(932)
Total shareholders’ equity	85,360	85,809
Total liabilities and shareholders’ equity	$208,364	$213,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2005 and 2004
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(1,582)	$9,864
Adjustments:
Loss from discontinued operations	-	2,045
Gain on disposal of discontinued operations	(12,476)	(19,584)
Net cash used for operating activities of discontinued operations	-	(4,218)
Gain from debt extinguishment	-	(12,312)
Depreciation and amortization	7,275	7,835
Provision for doubtful accounts	(170)	242
Equity in net income of GELcore	(75)	(216)
Compensatory stock issuances	361	426
Reduction of note receivable due for services received	260	260
Forgiveness of shareholder notes receivable	34	-

Changes in operating assets and liabilities:
Accounts receivable	(3,961)	(2,737)
Receivables, related parties	(67)	(13)
Inventories	(1,560)	(683)
Prepaid and other current assets	135	636
Other assets	(189)	(205)
Accounts payable	(2,406)	4,491
Accrued expenses	(1,711)	(1,911)
Total change in operating assets and liabilities	(9,759)	(422)
Net cash used for operating activities	(16,132)	(16,080)

Cash flows from investing activities:
Cash proceeds from disposition of discontinued operations	13,197	62,043
Purchase of plant and equipment	(2,442)	(3,017)
Capitalized patent costs	(15)	-
Investment in associated company	(1,000)	-
Cash purchase of business, net of cash acquired	(1,283)	(1,281)
Purchase of marketable securities	(8,325)	(34,746)
Sale of marketable securities	20,025	3,750
Net cash provided by investing activities	20,157	26,749

Cash flows from financing activities:
Repurchase of convertible subordinated notes	-	(10)
Payments on capital lease obligations	(25)	(39)
Proceeds from exercise of stock options	133	2,525
Proceeds from employee stock purchase plan	494	457
Convertible debt/equity issuance costs	-	(2,500)
Net cash provided by financing activities	602	433
Net increase in cash and cash equivalents	4,627	11,102

Cash and cash equivalents, beginning of period	19,422	28,439
Cash and cash equivalents, end of period	$24,049	$39,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,404	$6,056
Issuance of common stock in conjunction with the subordinated debt exchange	$-	$51,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2005 and
for the three and six months ended of March 31, 2005 and 2004
(unaudited)

NOTE 1. Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of EMCORE Corporation and its subsidiaries (EMCORE). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for the full year.

Preparation of EMCORE's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. For a more complete understanding of EMCORE’s financial position, operating results, risk factors and other matters, please refer to EMCORE's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, which was filed with the Securities and Exchange Commission on December 14, 2004.

EMCORE has reclassified certain immaterial prior period balances to conform to the current period presentation.

NOTE 2. Stock Compensation

EMCORE has long-term incentive plans authorizing various types of market and performance based incentive awards that may be granted to officers and employees. Statement of Financial Accounting Standard (SFAS) No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation, allow companies to measure compensation expense in connection with employee stock option plans using a fair value based method or to continue to use an intrinsic value based method as defined by Accounting Principles Board (APB) No. 25, which generally does not result in a compensation expense at time of grant. EMCORE accounts for stock compensation under APB 25, and does not recognize stock-based compensation expense upon the grant of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. All granted stock options have a term of ten years.

The following table illustrates the effect on net income (loss) and basic and diluted earnings (loss) per share if EMCORE had recognized compensation expense upon grant of the options, based on the Black-Scholes option-pricing model.

(in thousands, except per share data)	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2005	2004	2005	2004

Net income (loss)	$7,559	$1,750	$(1,582)	$9,864
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(721)	(746)	(1,344)	(1,603)

Pro forma net income (loss)	$6,838	$1,004	$(2,926)	$8,261

Earnings (loss) per share:
Basic and diluted share - as reported	$0.16	$0.04	$(0.03)	$0.25
Basic and diluted share - pro forma	$0.14	$0.02	$(0.06)	$0.21

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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2005	2004	2005	2004

Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	107%	111%	107%	111%
Risk-free interest rate	3.89%	2.98%	3.69%	3.11%
Weighted average expected life (in years)	5	5	5	5

NOTE 3. Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) are as follows:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands)	2005	2004	2005	2004

Net income (loss)	$7,559	$1,750	$(1,582)	$9,864
Other comprehensive income:
Unrealized gain (loss)	-	4	-	4
Translation adjustment	111	-	111	(25)

Comprehensive income (loss)	$7,670	$1,754	$(1,471)	$9,843

The components of accumulated other comprehensive income (loss) are as follows:

(in thousands)

Accumulated other comprehensive loss:
Beginning balance - as of September 30, 2004	$(111)
Translation adjustment	111

Ending balance - as of March 31, 2005	$-

NOTE 4. Discontinued Operations

As discussed in our Annual Report, EMCORE sold its TurboDisc capital equipment business in an asset sale in November 2003 to a subsidiary of Veeco Instruments Inc. (Veeco) in a transaction that is valued at up to $80.0 million. The selling price was $60.0 million in cash at closing, with an additional aggregate maximum payout of $20.0 million over the next two years.

In March 2005, EMCORE received $13.2 million of earn-out payment from Veeco in connection with its first year of net sales of TurboDisc products. After offsetting this receipt against expenses related to the discontinued operation, EMCORE recorded a net gain from the disposal of discontinued operations of $12.5 million. EMCORE will receive, in either cash or stock, 50% of all calendar year 2005 revenues from the TurboDisc capital equipment business that exceeds $40.0 million. EMCORE’s maximum second year earn-out payment from Veeco is $6.8 million.

NOTE 5. Severance

As part of ongoing efforts to lower operating expenses and improve margins, EMCORE continued its focus on reducing corporate overhead expense and a realignment of certain of its operations. During fiscal 2005, EMCORE’s Fiber Optics segment recognized approximately $0.6 million in severance costs, fringe benefit charges and outplacement services to be provided to the employees that were involuntary affected by a reduction in workforce. EMCORE terminated 19 employees, of whom 6 employees were engaged in manufacturing, 6 employees in selling, general and administrative, and 7 employees in research and development. The balance of the severance accrual is scheduled to be paid by August 31, 2005.

The following table sets forth changes in the severance accrual account:

(in thousands)

Severance Accrual:
Beginning balance - as of September 30, 2004	$522
New charges	649
Payments	(809)
Accrual adjustments	60
Ending balance - as of March 31, 2005	$422

NOTE 6. Receivables

Accounts receivable consisted of the following:

(in thousands)	As of March 31, 2005	As of September 30, 2004

Accounts receivable	$22,581	$19,270
Accounts receivable - unbilled	2,791	2,171
Subtotal	25,372	21,441

Allowance for doubtful accounts	(466)	(666)
Total	$24,906	$20,775

Receivables from related parties consisted of the following:

(in thousands)	As of March 31, 2005	As of September 30, 2004

Current assets:
GELcore joint venture	$195	$215
Employee loans	3,000	-
Employee loans - interest portion	672	-
Subtotal	3,867	215

Long-term assets:
Employee loans	169	3,169
Employee loans - interest portion	-	585
Subtotal	169	3,754

Total	$4,036	$3,969

Employee Loans:

From time to time, prior to July 2002, EMCORE has loaned money to certain of its executive officers and directors. Pursuant to due authorization from EMCORE's Board of Directors, EMCORE loaned $3.0 million to the Chief Executive Officer in February 2001. The promissory note matures on February 22, 2006 and bears interest (compounded annually) at a rate of (a) 5.18% per annum through May 23, 2002 and (b) 4.99% from May 24, 2002 through maturity. All interest is payable at maturity. The note is partially secured by a pledge of shares of EMCORE's common stock. Accrued interest at March 31, 2005 totaled $0.7 million.

In addition, pursuant to due authorization of the Company's Board of Directors, EMCORE loaned $82,000 to the Chief Financial Officer (CFO) of EMCORE in December 1995. The loan does not bear interest and provides for offset of the loan via bonuses payable to the CFO over a period of up to 25 years. The remaining balance relates to $87,260 of loans from the Company to an officer (who is not a Named Executive Officer) that were made during 1997 through 2000, and are payable on demand.

NOTE 7. Inventories, net

Inventories are stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor and manufacturing overhead costs. The components of inventory, consisted of the following:

(in thousands)	As of March 31, 2005	As of September 30, 2004

Raw materials	$10,122	$9,000
Work-in-process	3,688	4,140
Finished goods	7,049	5,754
Subtotal	20,859	18,894

Less: reserves	(4,460)	(4,055)
Total	$16,399	$14,839

NOTE 8. Goodwill and Intangible Assets, net

The following table sets forth changes in the carrying value of goodwill by reportable segment:

(in thousands)	Fiber Optics	Photovoltaics	Total

Beginning balance - as of September 30, 2004	$13,200	$20,384	$33,584
Acquisition - earn out payment	385	-	385
Ending balance - as of March 31, 2005	$13,585	$20,384	$33,969

The following table sets forth changes in the carrying value of intangible assets by reportable segment:

	As of March 31, 2005			As of September 30, 2004
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics:
Patents	$368	$(99)	$269	$360	$(61)	$299
Ortel acquired IP	3,274	(1,422)	1,852	3,274	(1,098)	2,176
Alvesta acquired IP	193	(87)	106	193	(68)	125
Molex acquired IP	558	(167)	391	558	(112)	446
Corona acquired IP	1,000	(166)	834	1,000	(66)	934

Subtotal	5,393	(1,941)	3,452	5,385	(1,405)	3,980

Photovoltaics:
Patents	271	(74)	197	265	(49)	216
Tecstar acquired IP	1,900	(1,160)	740	1,900	(970)	930

Subtotal	2,171	(1,234)	937	2,165	(1,019)	1,146

Electronic Materials & Devices:
Patents	235	(199)	36	235	(184)	51

Total	$7,799	$(3,374)	$4,425	$7,785	$(2,608)	$5,177

Based on the carrying amount of the intangible assets as of March 31, 2005, the estimated future amortization expense is as follows:

(in thousands)
Amortization
Period ending:
Six months ending September 30, 2005	$767
Year ended September 30, 2006	1,520
Year ended September 30, 2007	1,122
Year ended September 30, 2008	575
Year ended September 30, 2009	235
Thereafter	206
Total future amortization expense	$4,425

EMCORE evaluates its goodwill for impairment on an annual basis, during the quarter ended March 31st, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill is attributed. The assumptions supporting the estimated future cash flows of the reporting unit, including the discount rate used reflect management’s best estimates. During the three and six-month periods ended March 31, 2005 and 2004, EMCORE recorded no impairment charges on any of EMCORE’s patents, other intangibles assets, or goodwill.

NOTE 9. Accrued Expenses

The components of accrued expenses consisted of the following:

(in thousands)	As of March 31, 2005	As of September 30, 2004

Compensation	$4,474	$4,875
Interest	1,814	1,814
Warranty	1,998	2,152
Professional fees	657	1,223
Royalty and earn-out payments	376	1,554
Self insurance	743	1,182
Other	3,220	2,492
Total	$13,282	$15,292

NOTE 10. Contingencies

EMCORE is involved in lawsuits and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations, or cash flows.

NOTE 11. Segment Data and Related Information

Effective January 1, 2005, EMCORE reorganized its reporting structure into three segments: Fiber Optics, Photovoltaics, and Electronic Materials and Devices. EMCORE allocates resources to these segments based upon their business prospects, competitive factors, net revenue and operating results.

EMCORE's Fiber Optics revenues are derived primarily from sales of optical components and subsystems for cable TV (CATV), fiber to the premise (FTTP), enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers and satellite communications data links (Satcom). EMCORE's Photovoltaics revenues are derived primarily from the sales of solar power conversion products, including solar cells, covered interconnect solar cells (CICs), and solar panels. EMCORE's Electronic Materials and Devices revenues are derived primarily from sales of wireless components, such as RF materials including HBTs and enhancement-mode pHEMTS, GaN materials for wireless base stations, MR sensors, and process development technology.

The following tables set forth the revenues and percentage of total revenues attributable to each operating segment:

(in thousands)	For the Three Months Ended March 31, 2005	% of revenue	For the Three Months Ended March 31, 2004	% of revenue

Segment Revenue
Fiber Optics	$19,030	62.6%	$14,156	61.1%
Photovoltaics	7,829	25.7%	6,113	26.4%
Electronic Materials and Devices	3,571	11.7%	2,911	12.5%

Total revenues	$30,430	100.0%	$23,180	100.0%

(in thousands)	For the Six Months Ended March 31, 2005	% of revenue	For the Six Months Ended March 31, 2004	% of revenue

Segment Revenue
Fiber Optics	$36,719	64.0%	$29,649	64.0%
Photovoltaics	15,277	26.6%	10,639	23.0%
Electronic Materials and Devices	5,398	9.4%	6,017	13.0%

Total revenues	$57,394	100.0%	$46,305	100.0%

The following tables set forth operating (loss) income attributable to each operating segment. The “other” category includes corporate level operating expenses not allocated to the operating segments.

(in thousands)	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	For the Six Months Ended March 31, 2005	For the Six Months Ended March 31, 2004

Operating (loss) income by segment:
Fiber Optics	$(3,282)	$(6,154)	$(8,518)	$(9,892)
Photovoltaics	6	(2,233)	(1,052)	(4,972)
Electronic Materials and Devices	157	471	(892)	730
Corporate	(548)	(761)	(1,749)	(2,716)

Total operating loss	(3,667)	(8,677)	(12,211)	(16,850)

Other (income) expenses:
Interest expense, net	953	1,486	1,922	3,353
Gain from debt extinguishment	-	(12,312)	-	(12,312)
Equity in net loss (income) of GELcore	297	51	(75)	(216)

Total other expenses (income)	1,250	(10,775)	1,847	(9,175)

(Loss) income from continuing operations	$(4,917)	$2,098	$(14,058)	$(7,675)

Long-lived assets, (consisting of property, plant and equipment, goodwill and intangible assets) for each operating segment are as follows:

(in thousands)	As of March 31, 2005	As of September 30, 2004

Long-Lived Assets
Fiber Optics	$56,987	$59,802
Photovoltaics	37,621	38,577
Electronic Materials and Devices	5,236	5,736

Total	$99,844	$104,115

For the three months ended March 31, 2005 and 2004, sales to Cisco Systems and Motorola, Inc. accounted for 20% and 13% of total revenue, respectively. For the six months ended March 31, 2005 and 2004, sales to Cisco Systems and Motorola, Inc. accounted for 22% and 15% of total revenue, respectively.

The following tables sets forth EMCORE's consolidated revenues by geographic region. North American sales include sales to Canada, which historically have not been material. Revenue was assigned to geographic regions based on the customers’ shipment locations.

(in thousands)	For the Three Months Ended March 31, 2005	% of revenue	For the Three Months Ended March 31, 2004	% of revenue

Revenue by Geographic Region
United States	$25,013	82.2%	$14,480	62.5%
South America	-	-	416	1.8%
Asia	3,696	12.1%	4,766	20.5%
Europe	1,721	5.7%	3,518	15.2%
Total revenue	$30,430	100.0%	$23,180	100.0%

(in thousands)	For the Six Months Ended March 31, 2005	% of revenue	For the Six Months Ended March 31, 2004	% of revenue

Revenue by Geographic Region
United States	$45,712	79.6%	$30,731	66.4%
South America	-	-	416	0.9%
Asia	8,022	14.0%	9,942	21.4%
Europe	3,660	6.4%	5,216	11.3%
Total revenue	$57,394	100.0%	$46,305	100.0%

NOTE 12. Recent Financial Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, An Amendment of Accounting Research Bulletin No. 43. SFAS No. 151 clarifies treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage, specifying that such costs should be expensed as incurred and not included in overhead. The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. EMCORE does not believe that the impact of this new standard will have a material effect on our financial statements or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires all share-based compensation awards, including grants of employee stock options and shares issued under employee stock purchase plans, to be recognized as an expense in the income statement based on a fair value valuation method on the date of issuance. SFAS No. 123R is effective beginning in our first quarter of fiscal 2006. We are currently evaluating the provisions of SFAS No. 123R and it is expected to have a material impact on our financial position and results of operations.

NOTE 13. Subsequent Events.

In April 2005, EMCORE announced plans to consolidate solar panel operations by closing its City of Industry, California facility and moving its operations to EMCORE’s Albuquerque, New Mexico facility. Photovoltaic operations at the City of Industry facility are expected to cease during the fourth quarter of fiscal 2005, and the entire facility is expected to be closed during the first quarter of fiscal 2006.

In April 2005, the Company spun-off product technology focused on gallium nitride based power electronic devices for the power device industry. The new company, Velox Semiconductor Corporation (Velox), raised $6.0 million from various venture capital partnerships. EMCORE contributed intellectual property and equipment receiving an approximate 20% stake in Velox. Five employees also became full time Velox personnel.

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

These forward-looking statements include, without limitation, any and all statements or implications regarding:

·	The ability of EMCORE Corporation (EMCORE) to remain competitive and a leader in its industry and the future growth of the company, the industry, and the economy in general;

·	Difficulties in integrating recent or future acquisitions into our operations;

·
The expected level and timing of benefits to EMCORE from on-going cost reduction efforts, including (i) expected cost reductions and their impact on our financial performance, (ii) our continued leadership in technology and manufacturing in its markets, and (iii) our belief that the cost reduction efforts will not impact product development or manufacturing execution;

·	Expected improvements in our product and technology development programs;

·
Whether our products will (i) be successfully introduced or marketed, (ii) be qualified and purchased by our customers, or (iii) perform to any particular specifications or performance or reliability standards; and/or

·
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

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation, the following:

·	EMCORE’s cost reduction efforts may not be successful in achieving their expected benefits, or may negatively impact our operations;

·
The failure of our products (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; and/or

·
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

·
CATV and FTTP Networks - The communications industry in which we participate continues to be dynamic. Cable operators and telephone companies compete with each other to offer the lowest price for unlimited "triple play" (voice, data, and video) communications through a single network connection. As a market leader in radio frequency (RF) transmission over fiber products for the CATV industry, EMCORE enables cable companies to offer multiple forms of communications to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other new services (such as Voice over IP, or VoIP). In response to this triple play strategy from the cable companies, the telephone companies plan to offer competing voice, data, and video services through the deployment of new fiber-based systems. These growing applications should increase demand for EMCORE’s FTTP products and subsystems. Our CATV and FTTP products include broadcast analog and digital fiber optic transmitters, Quadrature Amplitude Modulation (QAM) transmitters, video receivers, Passive Optical Network (PON) transceivers, avalanche photodetectors (APD), PIN (P-type, intrinsic, and N-type semiconductor materials) photodetectors, and Distributed Feedback (DFB) and Fabry-Perot (FP) 1310 nanometer (nm), 1490 nm and 1550 nm analog and digital lasers.

·
Telecommunications - Our state-of-the-art optical components and modules enable high-speed (up to an aggregate 40 gigabits per second or Gb/s) optical interconnections that drive architectures in next-generation carrier class switching and routing networks. Our parallel optical modules facilitate high channel count optical interconnects in multi-shelf central office equipment. These systems sit in the network core and in key metro nodes of voice telephony and Internet infrastructures, and are highly expandable with pay-as-you-grow capacity scaling. EMCORE is a leader in providing optical modules to the telecom equipment market area with its recently acquired OptoCubeTM transceiver product and its 4- and 12-channel parallel optics products.

·
Data Communications - EMCORE’s leading-edge optical components and modules for data applications include 10G Ethernet LX4, 10G Ethernet EX4, 10G Ethernet CX4, SmartLink TM transceivers for optical Infiniband, and parallel optical modules for enterprise Ethernet and High Performance Computing (HPC), also called "Super Computing" applications. These high-speed modules enable switch-to-switch, router-to-router, and server-to-server backbone connections at aggregate speeds of 10 Gb/s and above. Pluggable LX4 modules in X2 or XENPAK form factors provide a "pay-as-you-populate" cost structure during installation. The LX4 can transmit data over both multi-mode and single-mode optical fiber, enabling transmission of optical 10G Ethernet signals over 300 meters of legacy milti-mode fiber or 10km of single-moder fiber. The EX4 extends optical span lengths to over 1km of multi-mode and 40km of single-mode fiber. CX4 modules similarly allow the cost-effective transmission of Ethernet signals over legacy copper cable. EMCORE’s parallel optical modules also are used in switched bus architectures that are needed for next-generation blade servers, clustered and grid interconnected servers, Super Computers and network-attached storage.

·
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

·
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

·
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

EMCORE also is involved in a joint venture with General Electric Lighting to address the solid-state lighting market with High Brightness Light Emitting Diode-based (HB-LED) lighting systems. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party’s participation in solid-state lighting. Through its 49% ownership in GELcore, LLC. (GELcore), EMCORE participates in the development and commercialization of next-generation LED technology for use in the general and specialty illumination markets. GELcore's products include traffic lights, channel letters, and other signage and display products that incorporate HB-LEDs. In the near term, GELcore expects to deploy its HB-LED products in the commercial and industrial markets, including medical, aerospace, commercial refrigeration, transportation, appliance, and general and specialty illumination applications. GELcore financial reporting is on a calendar year basis and anticipates revenues in the $90.0 million range for 2005.

Backlog

As of March 31, 2005, EMCORE had a backlog it believes to be firm of approximately $33.7 million. This compares favorably to a backlog of $28.8 million as reported at September 30, 2004. This increase in backlog is primarily attributable to increased demand for EMCORE’s 10G CWDM fiber optic communications transceiver, the LX4 module. A majority of EMCORE’s products typically ship within the same quarter as the purchase order is received. We believe that substantially all of our backlog can be shipped during the next 12 months. But given the current market environment, customers may delay shipment of certain orders. Backlog also could be adversely affected if customers unexpectedly cancel purchase orders accepted by us.

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

·
Bad Debt Reserves - EMCORE regularly evaluates its accounts receivable and accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligation to us. The allowance for doubtful accounts at March 31, 2005 and September 30, 2004 was $0.5 and $0.7 million, respectively. If the financial condition of our customers were to deteriorate, additional allowances may be required.

·
Inventory Reserves - EMCORE reserves against inventory once it has been determined that: (i) conditions exist that may not allow the inventory to be sold for its intended purpose, (ii) the inventory’s value is determined to be less than cost, (iii) or the inventory is determined to be obsolete. The charge related to inventory reserves is recorded as a cost of revenue. Inventory that is identified as being obsolete is disposed of.

EMCORE recorded write-downs of inventory of $1.1 million and $2.0 million for the three and six months ended March 31, 2005, respectively. By comparison, EMCORE recorded write-downs of inventory of $0.3 million and $1.3 million for the three and six months ended March 31, 2004, respectively. The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where EMCORE sells previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. EMCORE does not track the selling price of individual raw material components that have been previously written off, since such raw material components usually are only a portion of the resultant finished products and related sales price.

EMCORE evaluates inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management. We have incurred, and may in the future incur, charges to write down our inventory. While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet, if market conditions are less favorable than our forecasts, our future sales mix differs from our forecasted sales mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs.

·
Product Warranty Reserves - EMCORE provides its customers with limited rights of return for non-conforming shipments and warranty claims for certain products. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, EMCORE makes estimates using historical experience rates as a percentage of revenue and accrues estimated warranty expense as a cost of revenue.

The following table sets forth changes in the product warranty accrual account:

(in thousands)

Beginning balance - as of September 30, 2004	$2,152
Accruals for warranty expense	423
Reversals due to use of liability	(667)
Accrual adjustment	90
Ending balance - as of March 31, 2005	$1,998

·
Valuation of Goodwill and Intangible Assets - EMCORE evaluates its goodwill for impairment on an annual basis, during the quarter ended March 31st, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The determination as to whether a write down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill is attributed. The assumptions supporting the estimated future cash flows of the reporting unit, including the discount rate used reflect management’s best estimates.

During the three and six-month periods ended March 31, 2004 and 2005, EMCORE recorded no impairment charges on any of EMCORE’s patents, other intangibles assets, or goodwill. As part of our quarterly review of financial results, we did not identify any impairment indicators that the carrying value of our goodwill may not be recoverable. We tested for impairment of goodwill on an annual basis. Under the first step of the SFAS No. 142 analysis, the fair value of the reporting units was determined. Based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value.

·
Valuation of Long-lived Assets - EMCORE reviews long-lived assets on an annual basis or whenever events or circumstances indicate that the assets may be impaired. A long-lived asset is considered impaired when its anticipated undiscounted cash flow is less than its carrying value. In making this determination, EMCORE uses certain assumptions, including, but not limited to: (a) estimates of the fair market value of these assets; and (b) estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that assets will be used in our operations, and estimated salvage values. During the three and six-month periods ended March 31, 2005 and 2004, we recorded no impairment charges on any of EMCORE’s long-lived assets.

·
Revenue Recognition - Revenue is generally recognized upon shipment provided persuasive evidence of a contract exists, (such as when a purchase order or contract is received from a customer), the price is fixed, the product meets its specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. In those few instances where a given sale involves post shipment obligations, formal customer acceptance documents, or subjective rights of return, revenue is not recognized until all post-shipment conditions have been satisfied and there is reasonable assurance of collection of the sales proceeds.

The majority of our products have shipping terms that are free on board (FOB) or free carrier alongside (FCA) shipping point, which means that EMCORE fulfills its delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the buyer bears all costs and risks of loss or damage to the goods from that point. In certain cases, EMCORE ships its products cost insurance and freight (CIF). Under this arrangement, revenue is recognized under FCA shipping point terms, but EMCORE pays (and bills the customer) for the cost of shipping and insurance to the customer's designated location. EMCORE accounts for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for its use and title and ownership have transferred to the customer.

Distributors - EMCORE uses a number of distributors around the world. In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, EMCORE recognizes revenue upon shipment of product to these distributors. Title and risk of loss pass to the distributors upon delivery, and our distributors are contractually obligated to pay EMCORE on standard commercial terms, just like our other direct customers. EMCORE does not sell to its distributors on consignment and, except in the event of a product discontinuance, does not give distributors a right of return.

Solar Panel Contracts - EMCORE records revenues from solar panel contracts using the percentage-of-completion method. Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract. If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated. EMCORE has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. EMCORE uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. Estimates are revised as additional information becomes available. At March 31, 2005 and September 30, 2004, EMCORE's accrued program losses totaled approximately $44,000 and $120,000, respectively.

Government Research & Development (R&D) Contracts -R&D contract revenue represents reimbursement by various U.S. Government entities to aid in the development of new technology. The applicable contracts generally provide that EMCORE may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. The R&D contract funding may be based on a cost-plus, cost reimbursement, cost-share, or a firm fixed price arrangement. The amount of funding under each R&D contract is determined based on cost estimates that include both direct and indirect costs. Cost-plus funding is determined based on actual costs plus a set margin. As we incur costs under cost reimbursement type contracts, we record revenue. Contract costs include material, labor, special tooling and test equipment, sub-contracting costs, as well as an allocation of indirect costs. For cost-share contracts, the actual costs of performance are divided between the U.S. Government and EMCORE based on the R&D contract terms. An R&D contract is considered complete when all significant costs have been incurred, milestones have been reached, and any reporting obligations to the customer have been met. Revenues from Government R&D contracts amounted to approximately $1.8 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively. For the six months ended March 31, 2005, revenues from Government R&D contracts amounted to approximately $3.3 million and $2.6 million, respectively.

Recent Financial Accounting Pronouncements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, An Amendment of Accounting Research Bulletin No. 43. SFAS No. 151 clarifies treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage, specifying that such costs should be expensed as incurred and not included in overhead. The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. EMCORE does not believe that the impact of this new standard will have a material effect on our financial statements or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires all share-based compensation awards, including grants of employee stock options and shares issued under employee stock purchase plans, to be recognized as an expense in the income statement based on a fair value valuation method on the date of issuance. SFAS No. 123R is effective beginning in our first quarter of fiscal 2006. We are currently evaluating the provisions of SFAS No. 123R and it is expected to have a material impact on our financial position and results of operations.

Results of Operations

The following table sets forth the consolidated statements of operations data of EMCORE expressed as a percentage of total revenues for the three and six-month periods ended March 31, 2005 and 2004:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2005	2004	2005	2004

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	81.8%	88.4%	86.8%	87.3%

Gross profit	18.2%	11.6%	13.2%	12.7%

Operating expenses:
Selling, general and administrative	16.3%	24.3%	17.5%	23.6%
Research and development	13.4%	24.7%	15.9%	25.4%
Severance charges	0.5%	-	1.1%	-
Total operating expenses	30.2%	49.0%	34.5%	49.0%

Operating loss	(12.0)%	(37.4)%	(21.3)%	(36.3)%

Other (income) expenses:
Interest income	(0.8)%	(0.8)%	(0.8)%	(0.8)%
Interest expense	4.0%	7.3%	4.1%	8.0%
Gain from debt extinguishment	-	(53.1)%	-	(26.5)%
Equity in net loss (income) of GELcore	1.0%	0.2%	(0.1)%	(0.4)%
Total other expenses (income)	4.2%	(46.4)%	3.2%	(19.7)%

(Loss) income from continuing operations	(16.2)%	9.0%	(24.5)%	(16.6)%

Discontinued operations:
Loss from discontinued operations	-	(1.5)%	-	(4.4)%
Gain on disposal of discontinued operations	41.0%	-	21.7%	42.3%

Income (loss) from discontinued operations	41.0%	(1.5)%	21.7%	37.9%

Net income (loss)	24.8%	7.5%	(2.8)%	21.3%

Comparison of the three and six-month periods ended March 31, 2005 and 2004

Consolidated Revenue. For the three months ended March 31, 2005 and 2004, EMCORE’s consolidated revenue increased $7.2 million or 31% to $30.4 million from $23.2 million, respectively. International sales accounted for 18% of revenues for the three months ended March 31, 2005 and 38% of revenues for the three months ended March 31, 2004. Revenue from R&D government contracts increased $0.2 million to $1.8 million from $1.6 million. With increased government focus on energy conservation, national security, and fiber optic communications, we expect revenues from government contracts to increase in fiscal 2005 when compared to fiscal 2004.

For the six months ended March 31, 2005 and 2004, EMCORE’s consolidated revenue increased $11.1 million or 24% to $57.4 million from $46.3 million, respectively. International sales accounted for 20% of revenues for the six months ended March 31, 2005 and 34% of revenues for the six months ended March 31, 2004. Revenue from government contracts increased $0.7 million to $3.3 million from $2.6 million.

The following tables sets forth EMCORE's consolidated revenues by geographic region. North American sales include sales to Canada, which historically have not been material. Revenue was assigned to geographic regions based on the customers’ shipment locations.

(in thousands)	For the Three Months Ended March 31, 2005	% of revenue	For the Three Months Ended March 31, 2004	% of revenue

Revenue by Geographic Region
United States	$25,013	82.2%	$14,480	62.5%
South America	-	-	416	1.8%
Asia	3,696	12.1%	4,766	20.5%
Europe	1,721	5.7%	3,518	15.2%
Total revenue	$30,430	100.0%	$23,180	100.0%

(in thousands)	For the Six Months Ended March 31, 2005	% of revenue	For the Six Months Ended March 31, 2004	% of revenue

Revenue by Geographic Region
United States	$45,712	79.6%	$30,731	66.4%
South America	-	-	416	0.9%
Asia	8,022	14.0%	9,942	21.4%
Europe	3,660	6.4%	5,216	11.3%
Total revenue	$57,394	100.0%	$46,305	100.0%

For the three months ended March 31, 2005 and 2004, sales to Cisco Systems and Motorola, Inc. accounted for 20% and 13% of total revenue, respectively. For the six months ended March 31, 2005 and 2004, sales to Cisco Systems and Motorola, Inc. accounted for 22% and 15% of total revenue, respectively.

The following tables below sets forth the revenues and percentage of total revenues attributable to each operating segment:

(in thousands)	For the Three Months Ended March 31, 2005	% of revenue	For the Three Months Ended March 31, 2004	% of revenue

Segment Revenue
Fiber Optics	$19,030	62.6%	$14,156	61.1%
Photovoltaics	7,829	25.7%	6,113	26.4%
Electronic Materials and Devices	3,571	11.7%	2,911	12.5%

Total revenues	$30,430	100.0%	$23,180	100.0%

(in thousands)	For the Six Months Ended March 31, 2005	% of revenue	For the Six Months Ended March 31, 2004	% of revenue

Segment Revenue
Fiber Optics	$36,719	64.0%	$29,649	64.0%
Photovoltaics	15,277	26.6%	10,639	23.0%
Electronic Materials and Devices	5,398	9.4%	6,017	13.0%

Total revenues	$57,394	100.0%	$46,305	100.0%

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

EMCORE's Fiber Optics segment serves the CATV, FTTP, telecommunications, data and satellite communications, and storage area network markets. It manufactures high-speed optical and copper transmitter, receiver, and transceiver modules that utilize our leading-edge laser and photodiode components for the data communications and telecommunications markets. EMCORE's products modules are designed to help solve data bottleneck problems for short and intermediate distance applications in central office, enterprise, and point-of-presence (POP) environments.

Revenues from our Fiber Optics segment are derived primarily from sales of optical components and subsystems for CATV, FTTP, enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers and satellite communications data links.

For the three months ended March 31, 2005 and 2004, fiber optics revenues increased $4.8 million or 34% to $19.0 million from $14.2 million. For the six months ended March 31, 2005 and 2004, revenues from fiber optics products increased $7.1 million or 24% to $36.7 million from $29.6 million. New transceiver module product launches were the reason for this significant increase in quarterly revenues.   In 2005 EMCORE expects to continue increasing sales of this product, develop and qualify next generation product lines, and anticipates continuing its market leadership in this industry segment. During fiscal 2005, EMCORE also experienced increased demand for its existing parallel optical products: SNAP-12, CX4 and SmartlinkTM  transceivers.  Each of these products were initially launched and sold within the second quarter of fiscal 2004.

The increase in demand for EMCORE’s transceiver module product lines has replaced revenue from lower margin products. While the overall demand for legacy VCSEL products has declined, it remains a stable market, and the company has experienced a dramatic increase in demand for its 10G VCSEL products.  Management is carefully reviewing this product market to identify other applications for its laser products.  Fiber optics revenue represented 63% and 61% of EMCORE's total revenues for the three months ended March 31, 2005 and 2004, respectively.  Fiber optics revenue represented 64% of EMCORE's total revenues for both the six-month periods ended March 31, 2005 and 2004. Key customers for the fiber optics product line include Agilent Technologies, Inc., Alcatel, BUPT-GUOAN Broadband, Cisco Systems, Inc., Hewlett-Packard Corporation, Intel Corporation, JDS Uniphase Corporation, Motorola, Inc., Scientific-Atlanta, Inc., and Sycamore Networks, Inc.  In the remainder of fiscal year 2005, EMCORE expects to continue to increase sales of its fiber optics products, develop and qualify next generation product lines, and anticipates continuing its market leadership in this industry segment.

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

EMCORE’s Photovoltaics segment designs and manufactures multi-junction compound semiconductor solar cells for commercial and military satellite applications. We currently manufacture one of the most efficient and reliable commercially available, radiation resistant advanced triple-junction solar cells in the world, with an average "beginning of life" efficiency of 27.5%. EMCORE is also the only manufacturer to supply true monolithic bypass diodes for shadow protection utilizing several EMCORE patented methods. A satellite’s broadcast success and corresponding revenue depend on its power efficiency and its capacity to transmit data.

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

For the three months ended March 31, 2005 and 2004, revenues from EMCORE’s Photovoltaics segment increased $1.7 million or 28% to $7.8 million from $6.1 million. For the six months ended March 31, 2005 and 2004, revenues increased $4.7 million or 44% to $15.3 million from $10.6 million. This increase in revenue was attributable to both increases in solar cell and solar panel contracts.  The space power generation market continues to depend on government programs as a result of the continued weakness in commercial satellite infrastructure spending and significant sales price erosion for commercial solar products. Commercial satellite awards decreased from 19 in 2003 to 13 in 2004. However, there have been indications that the commercial satellite market is stabilizing, with future awards expected for high definition TV and satellite radio. Military procurement remains steady, and we are focusing on gaining market share in that area. Private equity groups also have acquired a number of the satellite operators, and it is unclear what impact this will have on satellite procurement in the near term. In addition, on July 15, 2003, SS/L together with its parent corporation, Loral Space & Communications, Ltd., filed for bankruptcy. On March 22, 2005, SS/L filed an amended plan of reorganization to emerge from bankruptcy. The plan is subject to approval by SS/L's bankruptcy court. During the pendency of SS/L's bankruptcy, EMCORE has continued to do business with SS/L. Over the last two quarters, orders from SS/L have increased substantially as they prepare to emerge from bankruptcy.  Sales from our Photovoltaics segment represented 26% of EMCORE's total revenues for both the three-month periods ended March 31, 2005 and 2004. Sales of our Photovoltaics products represented 27% and 23% of EMCORE's total revenues for the six months ended March 31, 2005 and 2004, respectively. In fiscal 2005, we expect to see increased applications for our solar cells in terrestrial products, as well as the satellite industry continuing to develop a communications backbone for voice, data, and video communications.

In April 2005, EMCORE announced plans to consolidate solar panel operations located in City of Industry, CA into its state-of-the-art facility located in Albuquerque, NM. The Albuquerque solar panel facility will utilize automation for many of the production operations, which should enable superior product consistency, as well as reduced manufacturing costs. EMCORE will ensure that the space qualification of this facility is commensurate with the heritage of its existing solar panel operation. This highly efficient manufacturing operation also will be capable of the production of solar panels for grid-tied terrestrial concentrator applications, which will enable EMCORE to further broaden its photovoltaics product portfolio. By consolidating operations into a single location, EMCORE expects to incur shutdown costs of approximately $1.2 million and realize annual cost savings of approximately $3.0 million, which will enable it to better compete in the terrestrial and space power markets. Production operations at the City of Industry solar panel facility will cease during the fourth quarter of fiscal 2005, and the facility will be closed during the first quarter of fiscal 2006.

ELECTRONIC MATERIALS & DEVICES

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

For the three months ended March 31, 2005 and 2004, revenues from EMCORE’s EMD segment increased $0.7 million, or 23% to $3.6 million from $2.9 million. Sales of our EMD products represented 12% and 13% of EMCORE's total revenues for the three months ended March 31, 2005 and 2004, respectively. For the six months ended March 31, 2005 and 2004, revenues from our EMD segment decreased $0.6 million, or 10% to $5.4 million from $6.0 million. Sales of our EMD products represented 9% and 13% of EMCORE's total revenues for the six months ended March 31, 2005 and 2004, respectively. In the first half of fiscal year 2005, development of advanced GaN RF material was funded primarily through government contract programs administered by The Defense Advanced Research Projects Agency (DARPA) and the United States Air Force. EMCORE expects funding from current contracts to significantly increase during the second half of fiscal year 2005. As discussed in our Annual Report, our contract with General Motors for MR sensors expired in the first quarter of fiscal 2004. EMCORE completed the fulfillment of a “last time buy” opportunity during the second quarter of fiscal 2005. Overall, the market that this segment competes in is highly competitive, raw materials are extremely expensive, and average selling prices have been declining over the past several years. Management anticipates the introduction of new GaN RF materials to drive revenue growth in fiscal 2005 as major RF product manufacturers roll out new commercial infrastructure devices.

Gross Profit

Gross profit increased $2.8 million, or 104% to $5.5 million for the three months ended March 31, 2005 from $2.7 million for the three months ended March 31, 2004. Compared to the prior year, gross margins increased to 18% from 12% of revenue. On a segment basis, quarterly margins for Fiber Optics increased to 16% from 15% for the three months ended March 31, 2005 and 2004, respectively. Quarterly margins for Photovoltaics improved from (8%) to 19% due to manufacturing yield improvements and completion of profitable solar panel contracts.  Margins for the EMD segment decreased from 36% to 31% as a result of lower average selling prices offset slightly by favorable margins on the “last time buy” for MR sensors by General Motors.  Gross profit increased $1.7 million, or 29% to $7.6 million for the six months ended March 31, 2005 from $5.9 million for the six months ended March 31, 2004. Compared to the prior year, gross margins remained flat at 13% of revenue. On a segment basis, margins for Fiber Optics decreased to 14% from 19% for the six months ended March 31, 2005 and 2004, respectively as a result of a change in product mix. Margins for Photovoltaics improved from (15%) to 12%, again, due to manufacturing yield improvements and completion of profitable solar panel contracts.  Margins for the EMD segment decreased from 31% to 13%, as a result of pricing pressure and high raw material costs.

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

Operating Expenses

Selling, General and Administrative. SG&A expenses decreased $0.6 million or 11% to $5.0 million for the three months ended March 31, 2005 from $5.6 million for the three months ended March 31, 2004.  As a percentage of revenue, SG&A decreased from 24% to 16%. For the six months ended March 31, 2005 and 2004, SG&A expenses decreased $1.0 million or 9% to $10.0 million from $11.0 million. As a percentage of revenue, SG&A expenses decreased to 18% for the six months ended March 31, 2005 from 24% for the six months ended March 31, 2004. Assuming no further non-recurring charges and acquisitions, management expects annual SG&A expenses in fiscal year 2005 to be lower than fiscal year 2004 as a percentage of revenue due to cost reduction measures and revenue growth.

Research and Development. R&D expenses decreased $1.6 million or 28% to $4.1 million for the three months ended March 31, 2005 from $5.7 million for the three months ended March 31, 2004. The decrease was primarily due to completion of R&D projects that resulted in recent new product launches that occurred in the later half of fiscal 2004. As a percentage of revenue, R&D decreased from 25% to 13%. For the six months ended March 31, 2005 and 2004, R&D expenses decreased $2.7 million or 23% to $9.1 million from $11.8 million.  As a percentage of revenue, R&D expenses decreased to 16% for the six months ended March 31, 2005 from 25% for the six months ended March 31, 2004. In April, the Company spun-off product technology focused on gallium nitride based power electronic devices for the power device industry. This technology is directed towards the development of 200-600 volt GaN-based Schottky diode devices for power conversion applications in consumer electronics. The new company, named Velox Semiconductor Corporation (Velox), will initially commercialize fast, high voltage diodes, which will address problems of size and efficiency in the power supply industry. Velox raised $6.0 million from various venture capital partnerships. EMCORE contributed intellectual property and equipment receiving an approximate 20% stake in Velox. Five employees also became full time Velox personnel. EMCORE management estimates that its operating expenses will be reduced approximately $1.2 million annually through the formation and spin-off of Velox.

Severance Charges. In fiscal 2005, EMCORE continued its focus on cutting corporate overhead expenses and the realignment of certain shared service operations. During the three and six-month periods ended March 31, 2005, EMCORE incurred approximately $0.2 million and $0.6 million, respectively, in severance costs, fringe benefit charges and outplacement services to be provided to the employees that were involuntary affected by a reduction in workforce. Management expects additional severance costs during the remainder of fiscal year 2005.

Other Income & Expenses

Interest Expense, net. Interest expense, net decreased $0.5 million, or 33%, to $1.0 million for the three months ended March 31, 2005 from $1.5 million for the three months ended March 31, 2004. For the six months ended March 31, 2005 and 2004, interest expense, net decreased $1.5 million, or 44%, to $1.9 million from $3.4 million. This decrease is due to the retirement of approximately $65.7 million of EMCORE’s subordinated debt through the debt exchange accomplished in February 2004. As a result of this debt exchange, net interest expense will decrease by approximately $3.3 million for fiscal year 2005 when compared to the prior year.

Gain From Debt Extinguishment. In May 2001, EMCORE issued $175.0 million aggregate principal amount of its 5% convertible subordinated notes due in May 2006 (2006 Notes). In December 2002, EMCORE purchased $13.2 million principal amount of the notes at prevailing market prices for an aggregate of approximately $6.3 million. In February 2004, EMCORE exchanged approximately $146.0 million, or $90.2%, of the remaining 2006 Notes for approximately $80.3 million aggregate principal amount of new 5% Convertible Senior Subordinated Notes due May 15, 2011 and approximately 7.7 million shares of EMCORE common stock. As a result of this transaction, EMCORE recorded a gain from early debt extinguishment of approximately $12.3 million.

Equity in Net Loss (Income) of GELcore. EMCORE's share of GELcore's net loss increased $0.2 million, or 200%, to a net loss of $(0.3) million for the three months ended March 31, 2005 from a net loss of ($0.1) million for the three months ended March 31, 2004. EMCORE's share of GELcore's net income decreased $0.1 million, or 50%, to net income of $0.1 million for the six months ended March 31, 2005 from net income of $0.2 million for the six months ended March 31, 2004. Based on information provided by GELcore, management believes that GELcore's results (net of the transfer of work described below) will continue to improve in fiscal 2005 when compared to fiscal 2004 as a result of increased unit volumes, changes in LED product mix and less manufacturing inefficiencies associated with newer product introductions. In April 2005, GELcore announced the closing of their Lechine, Quebec manufacturing operation. Production operations will be transferred to Mexico, and GELcore expects the transfer to be complete by the end of July 2005. Savings from the relocation will be significant, however, upfront costs associated with the transfer will impact operating results in the near term.

Income Taxes. EMCORE did not incur any income tax expense in both the three and six-month periods ended March 31, 2005 or 2004 and we do not expect to generate a tax liability in excess of our net operating loss carryforwards.

Discontinued Operations. In March 2005, EMCORE received $13.2 million of earn-out payment from Veeco in connection with its first year of net sales of TurboDisc products. After offsetting this receipt against expenses related to the discontinued operation, EMCORE recorded a net gain from the disposal of discontinued operations of $12.5 million. For the three months ended March 31, 2004 EMCORE recognized a net loss from discontinued operations of $0.3 million. For the six months ended March 31, 2004, EMCORE recognized a net loss from discontinued operations of $2.0 million and a gain on the disposal of the TurboDisc capital equipment business of $19.6 million. EMCORE does not have any material contingent liabilities resulting from this sale of assets.

Liquidity and Capital Resources

Working Capital

At March 31, 2005, EMCORE had working capital of approximately $65.1 million. Cash, cash equivalents, and marketable securities at March 31, 2005 and September 30, 2004 totaled $44.5 million and $51.6 million, respectively. This reflects a net cash decrease of $7.1 million for the six months ended March 31, 2005.

Cash Flow

Net Cash Used For Operations— Net cash used for operations remained flat at $(16.1) million for both the six month periods ended March 31, 2005 and 2004. However, as shown in the table below, cash used in operations not including changes in working capital and discontinued operations, decreased by $5.1 million for the six months ended March 31, 2005 as compared to the six months ended March 31, 2004. Following is a summary of the major items accounting for the increase in cash used in operations:

	For the Six Months Ended March 31,
(in thousands)	2005	2004	Favorable (Unfavorable)

Loss from continuing operations	$(14,058)	$(7,675)	$(6,383)
Adjustments (non cash items):
Depreciation	7,275	7,835	(560)
Gain from debt extinguishment	-	(12,312)	12,312
Other non-cash items	410	712	(302)
Cash used in operations, net of working capital and discontinued operations charges	(6,373)	(11,440)	5,067
Other adjustments:
Changes in working capital	(9,759)	(422)	(9,337)
Discontinued operations	-	(4,218)	4,218

Cash used in operations	$(16,132)	$(16,080)	$(52)

The $4.2 million of discontinued operations in fiscal year 2004 represents costs incurred on the TurboDisc capital equipment business sold to Veeco in November 2003. EMCORE owned this product line for approximately 35 days in fiscal 2004. As a result, expenses exceeded revenues and a loss of $4.2 million was incurred for the period during which EMCORE still owned the TurboDisc business. Revenues during this 35-day period were de minimis since, historically, the majority of our TurboDisc revenues were generated in the latter part of each fiscal quarter. The $9.3 million increase in changes in working capital resulted from a reduction of liabilities of $6.7 million, an increase in inventory of $0.9 million, an increase in accounts receivable of $1.2 million, and an increase of $0.5 million in prepaid and other assets.

Net Cash Provided By Investing Activities— For the six months ended March 31, 2005 net cash provided by investing activities decreased $6.6 million to $20.1 million from $26.7 million. Changes in cash flow consisted of:

•
Divestiture — The sale of the TurboDisc business generated $62.0 million in cash in fiscal 2004. In addition to the initial cash payment, EMCORE will also receive in either cash or stock, 50% of all revenues from the TurboDisc capital equipment business that exceed $40.0 million in each of the next two years, beginning January 1, 2004. Net sales of TurboDisc products for the 12 months ended December 31, 2004, amounted to $66.3 million resulting in an earn-out of $13.2 million for year one of the two-year earn-out agreement.

•	Capital expenditures — Capital expenditures decreased to $2.4 million from $3.0 million.

•
Acquisitions — In October 2003, EMCORE acquired Molex’s 10G Ethernet transceiver business for an initial $1.0 million in cash. In accordance with the agreement, EMCORE paid an additional $1.3 million in cash earn out during the first half of fiscal 2005.

•
Marketable securities — For the six months ended March 31, 2005, EMCORE’s net investment in marketable securities decreased by $11.7 million in order to fund acquisitions and operations. In the prior year, EMCORE’s net investment in marketable securities increased by $31.0 million in order to take advantage of higher interest bearing instruments.

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

Net Cash Provided By Financing Activities— For the six months ended March 31, 2005, net cash provided by financing activities increased $0.2 million to $0.6 million from $0.4 million in the prior year. Proceeds received from the exercise of common stock options amounted to $0.1 million and $2.5 million in the six months ended March 31, 2005 and 2004, respectively. Issuance costs related to the convertible subordinated note exchange were $2.5 million.

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

Non-Marketable Equity Securities .Our strategic investments in non-marketable equity securities would be affected by an adverse movement of equity market prices, although the impact cannot be directly quantified. Such a movement and the related underlying economic conditions would negatively affect the prospects of the companies in which we invest, their ability to raise additional capital, and the likelihood of our being able to realize our investments through liquidity events, such as initial public offerings, mergers, and private sales. These types of investments involve a great deal of risk, and there can be no assurance that any specific company will grow or will become successful. Consequently, we could lose all or part of our investment.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were submitted to a vote of shareholders at EMCORE's 2005 Annual Meeting of Shareholders, held in Somerset, NJ on February 28, 2005:

a)    Election of Directors:

Nominee	Number of Shares For	Withheld Authority
Thomas J. Russell	45,614,217	245,073
Reuben F. Richards, Jr.	45,513,083	346,207
Robert Bogomolny	45,062,369	796,921

b)    Ratify the selection of Deloitte & Touche LLP as EMCORE’s independent auditors for the fiscal year ended September 30, 2005:

Number of Shares For	Number of Shares Against	Abstain
45,538,716	312,728	7,846

ITEM 5. OTHER INFORMATION.

Effective as of March 15, 2005, the following wholly-owned subsidiaries were merged into EMCORE Corporation, pursuant to Section 253 of the Delaware General Corporation Law and Sections 14A: 10-7(4) and 14A:10-5.1 of the New Jersey Business Corporation Act, such that EMCORE Corporation was the surviving corporation:

·	EMCORE Real Estate Holding Corporation
·	MicroOptical Devices, Inc.
·	TPS Acquisition Corporation
·	TPS Financing Corporation

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certificate of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.
31.2	Certificate of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.
32.1	Certificate of Chief Executive Officer, pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.
32.2	Certificate of Chief Financial Officer, pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date: May 10, 2005	By: /s/ Reuben F. Richards, Jr.
Reuben F. Richards, Jr. President & Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2005	By: /s/ Thomas G. Werthan
Thomas G. Werthan Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.
31.2	Certificate of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.
32.1	Certificate of Chief Executive Officer, pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.
32.2	Certificate of Chief Financial Officer, pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005.