Form 10-Q
period 2005-06-30
EMCORE CORP
filed 2005-08-09
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2005

Commission File Number:  0-22175

EMCORE Corporation
(Exact name of Registrant as specified in its charter)

New Jersey
(State or other jurisdiction of incorporation or organization)

22-2746503
(IRS Employer Identification No.)

145 Belmont Drive, Somerset, NJ  08873
(Address of principal executive offices)

(732) 271-9090
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]  No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes  [X]  No  [  ]

The number of shares outstanding of the registrant’s common stock, no par value, as of July 29, 2005 was 47,847,488.

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
For the three and nine months ended June 30, 2005 and 2004
(in thousands, except income (loss) per share)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Revenue	$33,234	$21,225	$90,628	$67,530
Cost of revenue	26,503	20,811	76,293	61,255
Gross profit	6,731	414	14,335	6,275

Operating expenses:
Selling, general and administrative	6,064	5,723	16,102	16,674
Research and development	4,061	6,535	13,189	18,295
Severance charges	559	-	1,208	-
Restructuring charges	1,279	-	1,279	-
Total operating expenses	11,963	12,258	31,778	34,969
Operating loss	(5,232)	(11,844)	(17,443)	(28,694)

Other (income) expenses:
Interest income	(297)	(201)	(779)	(558)
Interest expense	1,202	1,205	3,606	4,915
Gain from debt extinguishment	-	-	-	(12,312)
Equity in net loss (income) of GELcore	778	(341)	703	(557)
Total other expenses (income)	1,683	663	3,530	(8,512)
Loss from continuing operations	(6,915)	(12,507)	(20,973)	(20,182)

Discontinued operations:
Loss from discontinued operations	-	-	-	(2,045)
Gain on disposal of discontinued operations	-	-	12,476	19,584
Income from discontinued operations	-	-	12,476	17,539

Net loss	$(6,915)	$(12,507)	$(8,497)	$(2,643)

Per Share Data:
Basic and diluted per share data:
Loss from continuing operations	$(0.15)	$(0.27)	$(0.44)	$(0.48)
Income from discontinued operations	-	-	0.26	0.42
Net loss	$(0.15)	$(0.27)	$(0.18)	$(0.06)
Weighted average shares outstanding used in basic and diluted per share calculations	47,426	46,598	47,228	42,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2005 and September 30, 2004
(in thousands)
(unaudited)

	As of June 30,	As of September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$16,037	$19,422
Marketable securities	20,500	32,150
Accounts receivable, net	27,273	20,775
Receivables, related parties	4,117	215
Inventories, net	21,050	14,839
Prepaid expenses and other current assets	1,555	2,496
Total current assets	90,532	89,897
Property, plant and equipment, net	58,103	65,354
Goodwill	34,167	33,584
Intangible assets, net	5,917	5,177
Investments in unconsolidated affiliates	12,364	10,003
Receivables, related parties	169	3,754
Other assets, net	6,722	5,474
Total assets	$207,974	$213,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,994	$16,064
Accrued expenses	18,373	15,292
Convertible subordinated note, current portion	15,775	-
Total current liabilities	48,142	31,356
Convertible subordinated note	80,276	96,051
Other liabilities	11	27
Total liabilities	128,429	127,434

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 100,000 shares authorized, 47,768 shares issued and 47,748 outstanding at June 30, 2005; 46,951 shares issued and 46,931 outstanding at September 30, 2004	391,838	389,750
Accumulated deficit	(311,361)	(302,864)
Accumulated other comprehensive loss	-	(111)
Shareholders’ notes receivable	-	(34)
Treasury stock, at cost; 20 shares	(932)	(932)
Total shareholders’ equity	79,545	85,809
Total liabilities and shareholders’ equity	$207,974	$213,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2005 and 2004
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,497)	$(2,643)
Adjustments:
Loss from discontinued operations	-	2,045
Gain on disposal of discontinued operations	(12,476)	(19,584)
Net cash used for operating activities of discontinued operations	-	(4,218)
Gain from debt extinguishment	-	(12,312)
Depreciation and amortization	10,861	11,560
Provision for doubtful accounts	(170)	272
Equity in net loss (income) of GELcore	703	(557)
Compensatory stock issuances	579	629
Reduction of note receivable due for services received	390	390
Forgiveness of shareholder notes receivable	34	-
Changes in operating assets and liabilities:
Accounts receivable	(6,328)	(5,656)
Receivables, related parties	(317)	95
Inventories	(2,761)	(996)
Prepaid and other current assets	941	338
Intangibles	(21)	(360)
Other assets	(381)	(77)
Accounts payable	(2,070)	3,691
Accrued expenses	(1,664)	(223)
Total change in operating assets and liabilities	(12,601)	(3,188)
Net cash used for operating activities	(21,177)	(27,606)

Cash flows from investing activities:
Cash proceeds from disposition of discontinued operations	13,197	62,043
Purchase of plant and equipment	(3,280)	(3,384)
Investment in GELcore	(1,470)	-
Investment in associated company	(1,000)	-
Cash purchase of business, net of cash acquired	(2,783)	(2,372)
Purchase of marketable securities	(11,225)	(44,271)
Sale of marketable securities	22,875	10,850
Net cash provided by investing activities	16,314	22,866

Cash flows from financing activities:
Repurchase of convertible subordinated notes	-	(10)
Payments on capital lease obligations	(31)	(55)
Proceeds from exercise of stock options	503	2,594
Proceeds from employee stock purchase plan	1,006	913
Convertible debt/equity issuance costs	-	(2,500)
Net cash provided by financing activities	1,478	942
Net decrease in cash and cash equivalents	(3,385)	(3,798)
Cash and cash equivalents, beginning of period	19,422	28,439
Cash and cash equivalents, end of period	$16,037	$24,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$4,806	$7,356
Issuance of common stock in conjunction with the subordinated debt exchange	$-	$51,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2005 and
for the Three and Nine Months Ended June 30, 2005 and 2004
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

NOTE 2. Stock Compensation.

EMCORE has long-term incentive plans authorizing various types of market and performance based incentive awards that may be granted to officers and employees. Statement of Financial Accounting Standard (SFAS) No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation, allow companies to measure compensation expense in connection with employee stock option plans using a fair value based method or to continue to use an intrinsic value based method as defined by Accounting Principles Board (APB) No. 25. EMCORE accounts for stock compensation under APB 25, and does not recognize stock-based compensation expense upon the grant of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. All granted stock options have a term of ten years.

The following table illustrates the effect on net loss and basic and diluted loss per share if EMCORE had recognized compensation expense upon grant of the options, based on the Black-Scholes option-pricing model.

(in thousands, except per share data)	For the three months ended June 30,		For the nine months ended June 30,
	2005	2004	2005	2004

Net loss	$(6,915)	$(12,507)	$(8,497)	$(2,643)
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(788)	(921)	(2,132)	(2,524)
Pro-forma net loss	$(7,703)	$(13,428)	$(10,629)	$(5,167)

Loss per share:
Basic and diluted share - as reported	$(0.15)	$(0.27)	$(0.18)	$(0.06)
Basic and diluted share - pro-forma	$(0.16)	$(0.29)	$(0.23)	$(0.12)

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

	For the three months ended June 30,		For the nine months ended June 30,
	2005	2004	2005	2004

Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	106%	111%	106%	111%
Risk-free interest rate	3.87%	3.72%	3.75%	3.32%
Weighted average expected life (in years)	5	5	5	5

NOTE 3. Accumulated Other Comprehensive Loss.

The components of other comprehensive loss are as follows:

(in thousands)	For the three months ended June 30,		For the nine months ended June 30,
	2005	2004	2005	2004

Net loss	$(6,915)	$(12,507)	$(8,497)	$(2,643)
Other comprehensive income:
Unrealized gain	-	-	-	4
Translation adjustment	-	-	111	(25)

Comprehensive loss	$(6,915)	$(12,507)	$(8,386)	$(2,664)

NOTE 4. Restructuring.

In April 2005, EMCORE announced plans to consolidate its solar panel operations by closing its City of Industry, California (COI) facility and moving its operations to EMCORE’s Albuquerque, New Mexico facility. Production operations at the COI solar panel facility are expected to be discontinued during the fourth quarter of fiscal year 2005, and the facility is expected to be closed during the first quarter of fiscal 2006. In connection with this plan, EMCORE’s Photovoltaics operating segment recorded restructuring charges of $1.3 million during the quarter ended June 30, 2005. This restructuring charge was comprised of the following:

(in thousands)

Fixed asset disposals	$360
Other charges	919

Total restructuring charge	$1,279

The restructuring charges recorded in the third quarter are $0.5 million less than the Company reported in its earnings release of August 2, 2005. The difference is attributable to the timing of recording contract termination costs, which is now expected to be recorded in the fourth quarter. This timing change improves the Company’s third quarter net loss per share by $0.01. The change occurred because a small amount of work required to close out a customer order was completed in July, rather than at the end of the third quarter. The Company determined that, in light of this work, the contract termination charge properly should be deferred until the fourth quarter, and the Company’s original 8-K filing on August 5, 2005, rather than the 8-K/A, was correct.

Asset disposals relate to equipment that has been abandoned and will be disposed of as a result of the restructuring plan. Other exit costs relate to consolidation of excess facilities and other costs associated with exiting business activities. All restructuring charges, except for the asset impairments will result in cash outflows. It has been estimated that this restructuring plan will incur approximately $1.8 million of additional charges through December 31, 2005. These additional charges will include contract termination costs, employee retention and relocation expenses, equipment and inventory relocation charges, disposal and facility clean-up costs as well as other costs associated with exiting business activities.

NOTE 5. Acquisition.

On May 27, 2005, EMCORE acquired the analog cable TV (CATV) and radio frequency (RF) over fiber specialty businesses from JDS Uniphase Corporation (JDSU) for $1.5 million in cash plus a deferred payment, payable in quarterly installments, associated with EMCORE’s quarterly usage of the acquired JDSU inventory. EMCORE is required to pay JDSU between $2.5 million and $3.5 million based on JSDU’s value of inventory components and parts used in the manufacture of the acquired products over the next two years. EMCORE will also pay JDS Uniphase a royalty on licensed intellectual property. EMCORE also assumed certain open purchase orders for inventory components. As part of the transaction, EMCORE and JDSU also entered into a bilateral "preferred supplier" commercial agreement, under which EMCORE and JDSU will supply each other various optical components. The acquired business will be a part of EMCORE's fiber optic operating segment.

EMCORE accounted for this transaction, on a preliminary basis, under the purchase method of accounting and allocated the purchase price using estimated fair values of the acquired assets as follows:

(in thousands)

Inventory	$3,450
Fixed assets	500
Cost investment in K2 Optronics	500
Intangible assets	1,900
Accrued expenses	(4,850)

Total purchase price	$1,500

This acquisition is not significant on a pro-forma basis, and therefore, pro-forma financial statements are not provided. The operating results of the assets acquired are included in the accompanying condensed consolidated statement of operations from the date of acquisition.

NOTE 6. Divestiture.

In April 2005, EMCORE divested product technology focused on gallium nitride (GaN)-based power electronic devices for the power device industry. The new company, Velox Semiconductor Corporation (Velox), raised $6.0 million from various venture capital partnerships. EMCORE contributed intellectual property and equipment receiving an approximate 20% stake in Velox. Five EMCORE employees transferred to full-time Velox personnel. As of June 30, 2005, EMCORE’s net investment in Velox was $1.6 million.

NOTE 7. Severance.

Through June 30, 2005, EMCORE has recognized approximately $1.2 million in severance costs, fringe benefit charges and outplacement services to be provided to employees that were involuntary affected by a reduction in workforce. Included in this $1.2 million is $0.3 million of severance expense associated with the reduction of 51 employees related to the closure of the COI facility mentioned above. Severance expense by operating segment is as follows:

(in thousands)

Fiber Optics	$756
Photovoltaics	360
Electronic Materials and Devices	92

Total severance	$1,208

During the nine months ended June 30, 2005, excluding the COI facility closure mentioned above, EMCORE reduced its workforce by 21 employees, of whom 2 employees were engaged in manufacturing, 9 employees in selling, general and administrative, and 10 employees in research and development. The following table sets forth changes in the severance accrual account, the balance of which is expected to be paid as of June 2006:

(in thousands)

Beginning balance - as of September 30, 2004	$522
New charges	1,208
Payments	(1,086)
Accrual adjustments	7

Ending balance - as of June 30, 2005	$651

NOTE 8. Discontinued Operations.

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

NOTE 9. Receivables.

Accounts receivable consisted of the following:

(in thousands)	As of June 30, 2005	As of September 30, 2004

Accounts receivable	$26,299	$19,270
Accounts receivable - unbilled	1,441	2,171
Subtotal	27,740	21,441
Allowance for doubtful accounts	(467)	(666)

Total	$27,273	$20,775

  Receivables from related parties consisted of the following:

(in thousands)	As of June 30, 2005	As of September 30, 2004

Current assets:
GELcore joint venture	$195	$215
Velox	206	-
Employee loans	3,000	-
Employee loans - interest portion	716	-
Subtotal	4,117	215
Long-term assets:
Employee loans	169	3,169
Employee loans - interest portion	-	585
Subtotal	169	3,754

Total	$4,286	$3,969

Employee Loans:

From time to time, prior to July 2002, EMCORE has loaned money to certain of its executive officers and directors. Pursuant to due authorization from EMCORE's Board of Directors, EMCORE loaned $3.0 million to the Chief Executive Officer in February 2001. The promissory note matures on February 22, 2006 and bears interest (compounded annually) at a rate of (a) 5.18% per annum through May 23, 2002 and (b) 4.99% from May 24, 2002 through maturity. All interest is payable at maturity. The note is partially secured by a pledge of shares of EMCORE's common stock. Accrued interest at June 30, 2005 totaled $0.7 million.

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

During the first quarter of fiscal year 2005, pursuant to due authorization of the Company’s Compensation Committee, EMCORE cancelled approximately $34,000 of employee notes receivables that were issued in 1994 to the CFO, the Chief Technology Officer, and another employee (who is not a Named Executive Officer).

NOTE 10. Inventories, net.

Inventories are stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor and manufacturing overhead costs. The components of inventory consisted of the following:

(in thousands)	As of June 30, 2005	As of September 30, 2004

Raw materials	$17,433	$9,000
Work-in-process	6,364	4,140
Finished goods	6,638	5,754
Subtotal	30,435	18,894
Less: reserves	(9,385)	(4,055)

Total	$21,050	$14,839

NOTE 11. Goodwill and Intangible Assets, net.

The following table sets forth changes in the carrying value of goodwill by reportable segment:

(in thousands)	Fiber Optics	Photovoltaics	Total

Beginning balance - as of September 30, 2004	$13,200	$20,384	$33,584
Acquisition - earn out payment	583	-	583

Ending balance - as of June 30, 2005	$13,783	$20,384	$34,167

The following table sets forth changes in the carrying value of intangible assets by reportable segment:

(in thousands)	As of June 30, 2005			As of September 30, 2004
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics:
Patents	$368	$(117)	$251	$360	$(61)	$299
Ortel acquired IP	3,274	(1,584)	1,690	3,274	(1,098)	2,176
JDSU acquired IP	1,900	(32)	1,868	-	-	-
Alvesta acquired IP	193	(97)	96	193	(68)	125
Molex acquired IP	558	(195)	363	558	(112)	446
Corona acquired IP	1,000	(217)	783	1,000	(66)	934
Subtotal	7,293	(2,242)	5,051	5,385	(1,405)	3,980

Photovoltaics:
Patents	271	(87)	184	265	(49)	216
Tecstar acquired IP	1,900	(1,255)	645	1,900	(970)	930
Subtotal	2,171	(1,342)	829	2,165	(1,019)	1,146

Electronic Materials & Devices:
Patents	243	(206)	37	235	(184)	51

Total	$9,707	$(3,790)	$5,917	$7,785	$(2,608)	$5,177

Based on the carrying amount of the intangible assets as of June 30, 2005, the estimated future amortization expense is as follows:

(in thousands)

Period ending:
Three months ending September 30, 2005	$479
Year ended September 30, 2006	1,902
Year ended September 30, 2007	1,503
Year ended September 30, 2008	957
Year ended September 30, 2009	616
Thereafter	460

Total future amortization expense	$5,917

EMCORE evaluates its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. EMCORE tests for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. EMCORE tests for recoverability by determining the fair value of the reporting units, using a valuation technique based on the reporting unit’s weighted average revenue, and comparing it to the carrying value. If the carrying amount does not exceed the fair value, no impairment is recorded. EMCORE last evaluated its goodwill during the quarter ended March 31, 2005. The determination as to whether a write-down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill is attributed. During the three and nine-month periods ended June 30, 2005 and 2004, EMCORE recorded no impairment charges on any of EMCORE’s patents, other intangibles assets, or goodwill.

NOTE 12. Accrued Expenses.

The components of accrued expenses consisted of the following:

(in thousands)	As of June 30, 2005	As of September 30, 2004

Compensation-related	$4,916	$4,875
Interest	614	1,814
Warranty	1,736	2,152
Professional fees	632	1,223
Royalty	582	1,554
Acquisition-related	5,940	-
Self insurance	698	1,182
Other	3,255	2,492

Total	$18,373	$15,292

NOTE 13. Contingencies.

EMCORE is involved in lawsuits and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations, or cash flows.

NOTE 14. Segment Data and Related Information.

Effective January 1, 2005, EMCORE reorganized its reporting structure into three segments: Fiber Optics, Photovoltaics, and Electronic Materials and Devices. EMCORE's Fiber Optics revenues are derived primarily from sales of optical components and subsystems for CATV, fiber to the premise, enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers and satellite communications data links. EMCORE's Photovoltaics revenues are derived primarily from the sales of solar power conversion products, including solar cells, covered interconnect solar cells, and solar panels. EMCORE's Electronic Materials and Devices revenues are derived primarily from sales of wireless components, such as RF materials including Hetero-junction Bipolar Transistors and enhancement-mode pseudomorphic high electron mobility transistors, GaN materials for wireless base stations, and process development technology.

The following tables set forth the revenues and percentage of total revenues attributable to each operating segment:

(in thousands)	For the three months ended June 30, 2005	% of revenue	For the three months ended June 30, 2004	% of revenue
Segment Revenue:
Fiber Optics	$21,109	63.5%	$11,893	56.0%
Photovoltaics	8,807	26.5	6,772	31.9
Electronic Materials and Devices	3,318	10.0	2,560	12.1

Total revenues	$33,234	100.0%	$21,225	100.0%

(in thousands)	For the nine months ended June 30, 2005	% of revenue	For the nine months ended June 30, 2004	% of revenue
Segment Revenue:
Fiber Optics	$57,828	63.8%	$41,542	61.5%
Photovoltaics	24,084	26.6	17,411	25.8
Electronic Materials and Devices	8,716	9.6	8,577	12.7

Total revenues	$90,628	100.0%	$67,530	100.0%

The following tables set forth operating loss attributable to each operating segment. The “Corporate” category includes corporate level operating expenses not allocated to the operating segments.

(in thousands)	For the three months ended June 30, 2005	For the three months ended June 30, 2004	For the nine months ended June 30, 2005	For the nine months ended June 30, 2004

Operating loss by segment:
Fiber Optics	$(2,869)	$(8,009)	$(11,387)	$(17,901)
Photovoltaics	(1,707)	(2,137)	(2,759)	(7,109)
Electronic Materials and Devices	(185)	(390)	(1,077)	340
Corporate	(471)	(1,308)	(2,220)	(4,024)
Total operating loss	(5,232)	(11,844)	(17,443)	(28,694)

Other (income) expenses:
Interest expense, net	905	1,004	2,827	4,357
Gain from debt extinguishment	-	-	-	(12,312)
Equity in net loss (income) of GELcore	778	(341)	703	(557)
Total other expenses (income)	1,683	663	3,530	(8,512)

Loss from continuing operations	$(6,915)	$(12,507)	$(20,973)	$(20,182)

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each operating segment are as follows:

(in thousands)	As of June 30, 2005	As of September 30, 2004
Long-Lived Assets:
Fiber Optics	$58,007	$59,802
Photovoltaics	37,528	38,577
Electronic Materials and Devices	2,652	5,736

Total	$98,187	$104,115

For the three months ended June 30, 2005, sales to Cisco Systems and Space Systems/Loral accounted for 17% and 11% of total revenue, respectively. For the three months ended June 30, 2004, sales to Motorola accounted for 15% of total revenue. For the nine months ended June 30, 2005, sales to Cisco Systems accounted for 21% of total revenue. For the nine months ended June 30, 2004, sales to Motorola accounted for 15% of total revenue.

The following tables sets forth EMCORE's consolidated revenues by geographic region. North American sales include sales to Canada, which historically have not been material. Revenue was assigned to geographic regions based on the customers’ or contract manufacturers’ shipment locations.

(in thousands)	For the three months ended June 30, 2005	% of revenue	For the three months ended June 30, 2004	% of revenue
Revenue by Geographic Region:
North America	$28,969	87.2%	$15,309	72.1%
Asia	2,893	8.7	2,689	12.7
Europe	1,372	4.1	3,227	15.2

Total revenue	$33,234	100.0%	$21,225	100.0%

(in thousands)	For the nine months ended June 30, 2005	% of revenue	For the nine months ended June 30, 2004	% of revenue
Revenue by Geographic Region:
North America	$74,681	82.4%	$46,040	68.2%
South America	-	-	416	0.6
Asia	10,915	12.0	12,631	18.7
Europe	5,032	5.6	8,443	12.5

Total revenue	$90,628	100.0%	$67,530	100.0%

NOTE 15. Recent Financial Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, An Amendment of Accounting Research Bulletin No. 43. SFAS No. 151 clarifies treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage, specifying that such costs should be expensed as incurred and not included in overhead. The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. EMCORE does not believe that the impact of this new standard will have a material effect on its financial statements or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires all share-based compensation awards, including grants of employee stock options and shares issued under employee stock purchase plans, to be recognized as an expense in the income statement based on a fair value valuation method on the date of issuance. SFAS No. 123R is effective beginning in our first quarter of fiscal 2006. EMCORE believes that the adoption of SFAS No. 123R may have a material effect on its financial statements or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statement, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires that in the absence of explicit transition requirements, retrospective application shall be the method used for reporting a change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective beginning in our first quarter of fiscal 2007. EMCORE does not believe that the impact of this new standard will have a material effect on its financial statements or results of operations.

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

Company Overview

EMCORE Corporation (EMCORE), a New Jersey corporation established in 1984, offers a broad portfolio of compound semiconductor-based components and subsystems for the broadband, fiber optic, satellite, and wireless communications markets. EMCORE continues to expand its comprehensive product portfolio to enable the transport of voice, data, and video over copper, hybrid fiber/coax (HFC), fiber, satellite, and wireless networks. EMCORE has three reportable operating segments: Fiber Optics, Photovoltaics, and Electronic Materials and Devices (EMD). These operating segments enable EMCORE to build upon its leading-edge compound semiconductor materials and device expertise to provide cost-effective components and subsystems for the cable television (CATV), fiber-to-the-premise, business, curb or home (FTTP), telecommunications, data and storage, satellite, and wireless communications markets.

Fiber Optics

CATV and FTTP Networks - The communications industry in which we participate continues to be dynamic. Cable operators and telephone companies compete with each other to offer the lowest price for unlimited "triple play" (voice, data, and video) communications through a single network connection. As a market leader in RF transmission over fiber products for the CATV industry, EMCORE enables cable companies to offer multiple forms of communications to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other new services (such as high-definition TVs and Voice over IP). In response to this triple play strategy from the cable companies, the telephone companies plan to offer competing voice, data, and video services through the deployment of new fiber-based systems. These growing applications should increase demand for EMCORE’s FTTP products and subsystems. Our CATV and FTTP products include broadcast analog and digital fiber optic transmitters, Quadrature Amplitude Modulation (QAM) transmitters, video receivers, and Passive Optical Network (PON) transceivers.

On May 27, 2005, EMCORE acquired the analog CATV and RF over fiber specialty businesses from JDS Uniphase Corporation (JDSU). Product lines acquired through this acquisition include: HFC 1550-nm broadcast transmitters, in both legacy and linearized optical modulated designs, to link between cable network headends and hubs, 1310-nm transmitters linking cable network hubs and nodes, 1550-nm DWDM QAM transmitters, associated analog receivers, amplifiers for extending fiber network reach for FTTX applications, and RF and microwave over fiber specialty products for defense and satellite communications.

With this acquisition, EMCORE consolidated certain key intellectual properties in the areas of analog CATV transmission and predistortion, and now offers the most complete and best-of-breed fiber-optic product portfolios for CATV and FTTP. Our CATV products support various network architectures and address our customers’ needs of transmitting and receiving signals in short to long-haul, forward to return path, and headend to hub to node configurations. Our FTTP products include PON transceivers for Optical Network Terminals (ONTs), directly and externally-modulated optical transmitters for Optical Line Terminals (OLTs), and high-power (35 dbm) Erbium-Doped Fiber Amplifiers (EDFAs) for in-line signal amplification.

Telecommunications - Our state-of-the-art optical components and modules enable high-speed (up to an aggregate 40 gigabits per second or Gb/s) optical interconnections that drive architectures in next-generation carrier class switching and routing networks. Our parallel optical modules facilitate high channel count optical interconnects in multi-shelf central office equipment. These systems sit in the network core and in key metro nodes of voice telephony and Internet infrastructures, and are highly expandable with pay-as-you-grow capacity scaling. EMCORE is a leader in providing optical modules to the telecom equipment market area with its most comprehensive parallel optical transceiver product family, including 12-lane SNAP-12TM, OptoCubeTM, 4-lane QuadLinkTM and SmartLinkTM transceivers. In addition, EMCORE provides the telecom industry with Distributed Feedback (DFB) laser, P-type, intrinsic, and N-type semiconductor material (PIN) and avalanche photodetector (APD) components, in various packages, for OC-48 and OC-192 applications.

Data Communications - EMCORE’s leading-edge optical components and modules for data applications include 10G Ethernet LX4, 10G Ethernet EX4, 10G Ethernet CX4, and SmartLinkTM transceivers. These modules support 10G Ethernet, optical Infiniband, and parallel optical interconnects for enterprise Ethernet, metro Ethernet and High Performance Computing (HPC), also called "Super Computing," applications. These high-speed modules enable switch-to-switch, router-to-router, and server-to-server backbone connections at aggregate speeds of 10 Gb/s and above. Pluggable LX4 modules in X2 or XENPAK form factors provide a "pay-as-you-populate" cost structure during installation. The LX4 can transmit data over both multi-mode and single-mode optical fiber, enabling transmission of optical 10G Ethernet signals over 300 meters of legacy multi-mode fiber or 10km of single-mode fiber. The EX4 extends optical span lengths to over 1km of multi-mode and 40km of single-mode fiber. CX4 modules similarly allow the cost-effective transmission of Ethernet signals over legacy copper cable. EMCORE’s parallel optical modules also are used in switched bus architectures that are needed for next-generation blade servers, clustered and grid interconnected servers, Super Computers and network-attached storage.

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

Photovoltaics

Satellite Communications - EMCORE manufactures high-efficiency solar cells and solar panels for global Satcom, and expects to see applications for solar cells in terrestrial power products in fiscal 2006. EMCORE also manufactures satellite communications fiber optics products, including transmitters, receivers, subsystems, and systems, that transport wideband microwave signals between satellite hub equipment and antenna dishes.

In April 2005, EMCORE announced plans to consolidate solar panel operations into a state-of-the-art facility located in Albuquerque, New Mexico. The establishment of a modern solar panel manufacturing facility, adjacent to the Albuquerque solar cell fabrication operations will provide solar cell assemblies and solar panels for the satellite and terrestrial markets.

The Albuquerque solar panel facility will utilize automation for many of the production operations, which will enable superior product consistency, as well as reduced manufacturing costs. This highly efficient manufacturing operation also will be capable of the production of solar panels for grid-tied terrestrial concentrator applications, which will enable EMCORE to further broaden its photovoltaics product portfolio.

EMCORE’s modern wafer fabrication line in Albuquerque employs state-of-the-art manufacturing methods, which will be applied directly to the solar cell assembly and panel manufacturing operations. Both operations will now be located within the same facility. The synergy of these operations will provide the highest quality, highest reliability, and most cost-effective solar components to surpass current technologies and offerings.

By consolidating operations into a single location, EMCORE Photovoltaics expects to realize annual cost savings of approximately $3.0 million in fiscal 2006 and beyond, which will enable it to better compete in the terrestrial and space power markets. Production operations at the current City of Industry, CA (COI) solar panel facility are expected to be discontinued during the fourth quarter of fiscal year 2005, and the facility is expected to be closed during the first quarter of fiscal 2006.

Electronic Materials and Devices

Wireless Communications - EMCORE manufactures compound semiconductor RF materials for the wireless handset, cell phone, and base station markets. Our products include 4-inch and 6-inch InGaP Hetero-junction Bipolar Transistors (HBTs), AlGaAs pseudomorphic high electron mobility transistors (pHEMTs), and E-mode transistor wafers that are used for power amplifiers and switches within next-generation wireless networks. We also produce GaN high electron mobility transistors (HEMT) RF materials that are designed to meet future wireless base station infrastructure requirements for higher power and frequency, along with high temperature operation at industry-leading efficiencies.

GELcore

EMCORE also is involved in a joint venture with General Electric Lighting to address the solid-state lighting market with High Brightness Light Emitting Diode-based (HB-LED) lighting systems. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party’s participation in solid-state lighting. Through its 49% ownership in GELcore, LLC. (GELcore), EMCORE participates in the development and commercialization of next-generation LED technology for use in the general and specialty illumination markets. GELcore's products include traffic lights, channel letters, and other signage and display products that incorporate HB-LEDs. In the near term, GELcore expects to deploy its HB-LED products in the commercial and industrial markets, including medical, aerospace, commercial refrigeration, transportation, appliance, and general and specialty illumination applications. GELcore financial reporting is on a calendar year basis.

Backlog

As of June 30, 2005, EMCORE had a backlog it believes to be firm of approximately $34.4 million. This compares favorably to a backlog of $28.8 million as reported at September 30, 2004. A majority of EMCORE’s products typically ship within the same quarter as the purchase order is received. We believe that substantially all of our backlog can be shipped during the next 12 months. But given the current market environment, customers may delay shipment of certain orders. Backlog also could be adversely affected if customers unexpectedly cancel purchase orders accepted by us.

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

Bad Debt Reserves - EMCORE regularly evaluates its accounts receivable and accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligation to us. The allowance for doubtful accounts at June 30, 2005 and September 30, 2004 was $0.5 and $0.7 million, respectively. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

EMCORE recorded write-downs of inventory of $0.9 million and $2.8 million for the three and nine months ended June 30, 2005, respectively. By comparison, EMCORE recorded write-downs of inventory of $0.9 million and $2.2 million for the three and nine months ended June 30, 2004, respectively. The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where EMCORE sells previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. EMCORE does not track the selling price of individual raw material components that have been previously written off, since such raw material components usually are only a portion of the resultant finished products and related sales price.

EMCORE evaluates inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management. We have incurred, and may in the future incur, charges to write-down our inventory. While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet, if market conditions are less favorable than our forecasts, our future sales mix differs from our forecasted sales mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs.

Product Warranty Reserves - EMCORE provides its customers with limited rights of return for non-conforming shipments and warranty claims for certain products. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, EMCORE makes estimates using historical experience rates as a percentage of revenue and accrues estimated warranty expense as a cost of revenue.

The following table sets forth changes in the product warranty accrual account:

(in thousands)

Beginning balance - as of September 30, 2004	$2,152
Accruals for warranty expense	314
Reversals due to use of liability	(730)

Ending balance - as of June 30, 2005	$1,736

Valuation of Goodwill and Intangible Assets - EMCORE evaluates its goodwill and intangible assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. EMCORE last evaluated its goodwill and intangible assets during the quarter ended March 31, 2005. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The determination as to whether a write-down of goodwill or intangible assets is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill or intangible assets are attributed.

During the three and nine-month periods ended June 30, 2005 and 2004, EMCORE recorded no impairment charges on any of EMCORE’s patents, other intangibles assets, or goodwill. As part of our quarterly review of financial results, we did not identify any impairment indicators that the carrying value of our goodwill may not be recoverable. We tested for impairment of goodwill on an annual basis. Under the first step of the Statement of Financial Accounting Standard (SFAS) No. 142 Goodwill and Other Intangible Assets analysis, the fair value of the reporting units was determined by using a valuation technique based on each reporting unit’s weighted average revenue. Based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value.

Valuation of Long-lived Assets - EMCORE reviews long-lived assets on an annual basis or whenever events or circumstances indicate that the assets may be impaired. A long-lived asset is considered impaired when its anticipated undiscounted cash flow is less than its carrying value. In making this determination, EMCORE uses certain assumptions, including, but not limited to: (a) estimates of the fair market value of these assets; and (b) estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that assets will be used in our operations, and estimated salvage values. During the three and nine-month periods ended June 30, 2005 and 2004, we recorded no impairment charges on any of EMCORE’s long-lived assets.  For the three months ended June 30, 2005, EMCORE wrote off $0.4 million related to asset disposals associated with the Photovoltaics restructuring plan discussed above. Asset disposals relate to equipment that have been abandoned and will be disposed of as a result of the restructuring plan.

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

The majority of our products have shipping terms that are free on board (FOB) or free carrier alongside (FCA) shipping point, which means that EMCORE fulfills its delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the buyer bears all costs and risks of loss or damage to the goods from that point. In certain cases, EMCORE ships its products cost insurance and freight (CIF). Under this arrangement, revenue is recognized under FCA shipping point terms, but EMCORE pays (and bills the customer) for the cost of shipping and insurance to the customer's designated location. EMCORE accounts for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for its use and title and ownership have transferred to the customer. In rare occurrences, at a customer’s request, EMCORE enters into bill and hold transactions whereby title and risk of loss transfers to the customer, but carriage to the customer does not occur until a specified later date. EMCORE recognizes revenue associated with the sale of product from bill and hold arrangements when the product is complete, ready for delivery, and all bill and hold criteria have been met.

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

Solar Panel Contracts - EMCORE records revenues from solar panel contracts using the percentage-of-completion method. Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract. If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated. EMCORE has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. EMCORE uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. Estimates are revised as additional information becomes available. At June 30, 2005 and September 30, 2004, EMCORE's accrued program losses totaled approximately $23,000 and $120,000, respectively.

Government Research & Development (R&D) Contracts - R&D contract revenue represents reimbursement by various U.S. Government entities, or their contractors, to aid in the development of new technology. The applicable contracts generally provide that EMCORE may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. The R&D contract funding may be based on a cost-plus, cost reimbursement, cost-share, or a firm fixed price arrangement. The amount of funding under each R&D contract is determined based on cost estimates that include both direct and indirect costs. Cost-plus funding is determined based on actual costs plus a set margin. As we incur costs under cost reimbursement type contracts, we record revenue. Contract costs include material, labor, special tooling and test equipment, sub-contracting costs, as well as an allocation of indirect costs. For cost-share contracts, the actual costs of performance are divided between the U.S. Government and EMCORE based on the R&D contract terms. An R&D contract is considered complete when all significant costs have been incurred, milestones have been reached, and any reporting obligations to the customer have been met. Revenues from Government R&D contracts amounted to approximately $3.7 million and $1.3 million for the three months ended June 30, 2005 and 2004, respectively. For the nine months ended June 30, 2005, revenues from Government R&D contracts amounted to approximately $7.1 million and $4.7 million, respectively.

Restructuring Accrual - As part of ongoing efforts to lower operating expenses and improve margins, EMCORE continued its focus on reducing corporate overhead expense and a realignment of certain of its operations. In connection with these restructuring plans, we have recorded estimated expenses for severance and outplacement costs, asset write-offs, and other restructuring costs.  We expect to record contract cancellation charges of $0.5 million in the fourth quarter of fiscal 2005.  In accordance with SFAS 146, generally costs associated with restructuring activities initiated after December 31, 2002 have been recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

Recent Financial Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, An Amendment of Accounting Research Bulletin No. 43. SFAS No. 151 clarifies treatment of abnormal amounts of idle facility expense, freight, handling costs and spoilage, specifying that such costs should be expensed as incurred and not included in overhead. The new statement also requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. EMCORE does not believe that the impact of this new standard will have a material effect on its financial statements or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires all share-based compensation awards, including grants of employee stock options and shares issued under employee stock purchase plans, to be recognized as an expense in the income statement based on a fair value valuation method on the date of issuance. SFAS No. 123R is effective beginning in our first quarter of fiscal 2006. EMCORE believes that the adoption of SFAS No. 123R may have a material effect on its financial statements or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statement, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires that in the absence of explicit transition requirements, retrospective application shall be the method used for reporting a change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective beginning in our first quarter of fiscal 2007. EMCORE does not believe that the impact of this new standard will have a material effect on its financial statements or results of operations.

Results of Operations

The following table sets forth the consolidated statements of operations data of EMCORE expressed as a percentage of total revenues for the three and nine-month periods ended June 30, 2005 and 2004:

	For the three months ended June 30,		For the nine months ended June 30,
	2005	2004	2005	2004

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	79.7	98.0	84.2	90.7
Gross profit	20.3	2.0	15.8	9.3

Operating expenses:
Selling, general and administrative	18.3	27.0	17.8	24.7
Research and development	12.2	30.8	14.6	27.1
Severance charges	1.7	-	1.3	-
Restructuring charges	3.8	-	1.4	-
Total operating expenses	36.0	57.8	35.1	51.8
Operating loss	(15.7)	(55.8)	(19.3)	(42.5)

Other (income) expenses:
Interest income	(0.9)	(1.0)	(0.9)	(0.8)
Interest expense	3.6	5.7	4.0	7.3
Gain from debt extinguishment	-	-	-	(18.2)
Equity in net loss (income) of GELcore	2.4	(1.6)	0.8	(0.8)
Total other expenses (income)	5.1	3.1	3.9	(12.6)
Loss from continuing operations	(20.8)	(58.9)	(23.2)	(29.9)

Discontinued operations:
Loss from discontinued operations	-	-	-	(3.0)
Gain on disposal of discontinued operations	-	-	13.8	29.0
Income from discontinued operations	-	-	13.8	26.0

Net loss	(20.8)%	(58.9)%	(9.4)%	(3.9)%

Comparison of the three and nine-month periods ended June 30, 2005 and 2004

Consolidated Revenue. For the three months ended June 30, 2005 and 2004, EMCORE’s consolidated revenue increased $12.0 million or 57% to $33.2 million from $21.2 million, respectively. For the nine months ended June 30, 2005 and 2004, EMCORE’s consolidated revenue increased $23.1 million or 34% to $90.6 million from $67.5 million, respectively. The increased revenue for the three and nine months period were attributable primarily to improved market conditions, significant growth in our fiber optics 10G Ethernet transceiver module business and R&D government contract revenues. For the three months ended June 30, 2005, revenue from R&D government contracts increased $2.4 million to $3.7 million from $1.3 million in June 30, 2004. For the nine months ended June 30, 2005, revenue from government contracts increased $2.4 million to $7.1 million from $4.7 million in June 30, 2004. With increased government focus on energy conservation, national security, and fiber optic communications, we expect annual revenues from government contracts to continue to increase in the remainder of fiscal 2005 when compared to fiscal 2004.

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

EMCORE differentiates itself in the fiber optic industry through its integrated infrastructure and multiple-level product offerings, and through its product positioning to address the areas of emerging growth. EMCORE operates two cleanroom facilities to fabricate its optical components, and offers packaged subassembly, module, and subsystem levels of products. With a best-of-breed internal component supply, EMCORE combines a competitive cost structure with rapid development and market introduction for its integrated products.

Revenues from our Fiber Optics segment are derived primarily from sales of optical components and subsystems for CATV, FTTP, enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers and satellite communications data links.  The majority of our recent Fiber Optics segment growth has been from 10 gigabit Ethernet and CATV components/subsystems for triple play demands.

For the three months ended June 30, 2005 and 2004, fiber optics revenues increased $9.2 million or 77% to $21.1 million from $11.9 million. For the nine months ended June 30, 2005 and 2004, revenues from fiber optics products increased $16.3 million or 39% to $57.8 million from $41.5 million. Sales of its 10G Ethernet transceiver modules were the reason for this significant increase in revenues. Also, the CATV product line purchased from JDSU in late May 2005 contributed $1.6 million in additional revenues in the quarter ended June 30, 2005. During fiscal 2005, EMCORE also experienced increased demand for its existing parallel optical products: SNAP-12TM, and SmartLinkTM transceivers.  The increase in demand for EMCORE’s 10G Ethernet transceiver module and CATV product lines has replaced revenue from lower margin products.

While the overall demand for legacy VCSEL products has declined, it remains a stable market. Management is carefully reviewing this product market to identify other applications for its laser products.  Fiber optics revenue represented 64% and 56% of EMCORE's total revenues for the three months ended June 30, 2005 and 2004, respectively.  Fiber optics revenue represented 64% and 62% of EMCORE's total revenues for the nine months ended June 30, 2005 and 2004. As a result of the acquisition of JDSU’s analog CATV business, EMCORE management anticipates that projected Fiber Optics fiscal 2006 revenues will increase by $10.0 million to $15.0 million. This represents an increase of approximately 11% on EMCORE’s estimated fiscal 2005 annual revenues. Key customers for the fiber optics product line include Agilent Technologies, Inc., Alcatel, Aurora Networks, BUPT-GUOAN Broadband, C-Cor Electronics, Cisco Systems, Inc., Finisar, Hewlett-Packard Corporation, Intel Corporation, JDS Uniphase Corporation, Motorola, Inc., Network Appliance, Scientific-Atlanta, Inc., Sycamore Networks, Inc., and Tellabs.  In the remainder of fiscal year 2005, EMCORE expects to continue to increase sales of its fiber optics products, develop and qualify next generation product lines, and anticipates continuing its market leadership in this industry segment.

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

EMCORE also provides CICs and solar panel lay-down services, giving us the capacity to manufacture complete solar panels. We can provide satellite manufacturers with proven integrated satellite power solutions that considerably improve satellite economics. Satellite manufacturers and solar array integrators rely on EMCORE to meet their satellite power needs with proven flight heritage. Through well-established partnerships with major satellite manufacturers and a proven qualification process, we play a vital role in the evolution of satellite communications around the world.

For the three months ended June 30, 2005 and 2004, revenues from EMCORE’s Photovoltaics segment increased $2.0 million or 29% to $8.8 million from $6.8 million. For the nine months ended June 30, 2005 and 2004, revenues increased $6.7 million or 39% to $24.1 million from $17.4 million. The increase in revenue was attributable to both increases in solar cell orders and photovoltaics-related government research contracts.  The space power generation market continues to depend on government programs as a result of the continued weakness in commercial satellite infrastructure spending and significant sales price erosion for commercial solar products. Commercial satellite awards decreased from 19 in calendar year 2003 to 13 in calendar year 2004, but stand at 12 through the first 6 months of calendar 2005. Management estimates that the final numbers for 2005 will increase only slightly from the current total representing a modest recovery. However, there have been indications that the commercial satellite market is improving to some degree as future awards are anticipated for high definition TV, satellite radio and advanced mobile services. Military procurement remains steady, and we are focusing on gaining market share in that area.  Sales from our Photovoltaics segment represented 27% and 32% of EMCORE's total revenues for the three months ended June 30, 2005 and 2004, respectively. Sales of our Photovoltaics products represented 27% and 26% of EMCORE's total revenues for the nine months ended June 30, 2005 and 2004, respectively. In fiscal 2006, we expect to see increased applications for our solar cells in terrestrial products, as well as the satellite industry continuing to develop a communications backbone for voice, data, and video communications.

Electronic Materials & Devices

EMCORE’s RF materials are compound semiconductor materials used in wireless communications. These materials have a broader bandwidth and superior performance at higher frequencies compared to silicon-based materials. EMCORE currently produces 4-inch and 6-inch InGaP HBT and AlGaAs pHEMT materials and E-mode transistor wafers. These materials are used for power amplifiers and switches in GSM, CDMA multiband wireless handsets, cell phones, and in wireless LAN applications. InGaP HBT materials provide higher linearity, higher power-added efficiency, as well as greater reliability than first generation AlGaAs HBT technologies. EMCORE has started production of integrated HBT and pHEMT materials. The consolidation of these two devices in a single epi structure consolidates the processing requirement for EMCORE’s customers. Additionally, the close integration of these devices enables our customers to increase the efficiency and performance of the devices by incorporating improved power control, better linearity and smaller size. EMCORE also makes GaN HEMT RF materials that are designed to meet future wireless base station infrastructure requirements for higher power and frequency, along with temperature operation at industry leading efficiencies. We believe that our ability to produce high volumes of RF materials at a low cost will encourage their adoption in new applications and products.

For the three months ended June 30, 2005 and 2004, revenues from EMCORE’s Electronic Materials and Devices segment increased $0.7 million, or 27% to $3.3 million from $2.6 million. Sales of our EMD products represented 10% and 12% of EMCORE's total revenues for the three months ended June 30, 2005 and 2004, respectively. For the nine months ended June 30, 2005 and 2004, revenues from our EMD segment increased $0.1 million, or 1% to $8.7 million from $8.6 million. Sales of our EMD products represented 10% and 13% of EMCORE's total revenues for the nine months ended June 30, 2005 and 2004, respectively. In the first half of fiscal year 2005, development of advanced GaN RF material was funded primarily through government contract programs administered by The Defense Advanced Research Projects Agency (DARPA) and the United States Air Force. EMCORE expects funding from contracts to significantly increase during fiscal year 2006. Overall, the market that this segment competes in is highly competitive, raw materials are extremely expensive, and average selling prices have been declining over the past several years. Management anticipates the introduction of new GaN RF materials to drive revenue growth in the remainder of fiscal 2005 as major RF product manufacturers roll out new commercial infrastructure devices.

Gross Profit

Gross profit increased $6.3 million to $6.7 million for the three months ended June 30, 2005 from $0.4 million for the three months ended June 30, 2004. Compared to the prior year, gross margins increased to 20% from 2%. On a segment basis, quarterly margins for Fiber Optics increased to 23% for the three months ended June 30, 2005, compared to 4% for the three months ended June 30, 2004, due to increased revenues. Quarterly margins for Photovoltaics improved from (6%) to 17% due to manufacturing yield improvements and completion of profitable solar panel contracts.  Margins for the EMD segment increased slightly from 11% to 13% as a result of increased revenues.

Gross profit increased $8.0 million, or 127% to $14.3 million for the nine months ended June 30, 2005 from $6.3 million for the nine months ended June 30, 2004. Compared to the prior year, gross margins increased to 16% from 9%. On a segment basis, margins for Fiber Optics increased to 17% for the nine months ended June 30, 2005, compared to 15% for the nine months ended June 30, 2004 as a result of increased revenues. Margins for Photovoltaics improved from (11%) to 14%, again, due to manufacturing yield improvements and completion of profitable solar panel contracts.  Margins for the EMD segment decreased from 25% to 13%, as a result of pricing pressure and high raw material costs.

Factors that contributed to the increase in gross profit include lower overhead absorption variances due to higher revenue levels and favorable product mix shifts resulting in higher margins. These factors were slightly offset by declining average selling prices, which is a gross profit pressure that is expected to remain for the foreseeable future. In the foreseeable future, actions designed to improve our gross margins (through product mix improvements, cost reductions associated with product transfers and product rationalization, and yield and quality improvements, among other things) will be a principal focus for us.

Improvement to gross margins is highly dependent upon the amount of revenue EMCORE earns. As revenues increase, our margins should increase as well since a significant portion of our facility costs is fixed, so higher throughput should result in lower costs per unit produced. But management does expect gains in gross margins to be somewhat offset by lower sales prices due to competitive pricing pressures.

Operating Expenses

Selling, General and Administrative. SG&A expenses increased $0.4 million or 7% to $6.1 million for the three months ended June 30, 2005 from $5.7 million for the three months ended June 30, 2004.  As a percentage of revenue, SG&A decreased from 27% to 18%. For the nine months ended June 30, 2005 and 2004, SG&A expenses decreased $0.6 million or 4% to $16.1 million from $16.7 million. As a percentage of revenue, SG&A expenses decreased to 18% for the nine months ended June 30, 2005 from 25% for the nine months ended June 30, 2004.  We intend to continue to aggressively address our SG&A expenses and reduce these expenses as and when opportunities arise. However, we do expect to incur additional SG&A expenses as we fully implement the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, and continue to invest in personnel strategic to our business. Assuming no further non-recurring charges and acquisitions, management expects annual SG&A expenses in the remainder of fiscal year 2005 to be lower than fiscal year 2004 as a percentage of revenue due to cost reduction measures and revenue growth.

Research and Development.  R&D expenses decreased $2.4 million or 37% to $4.1 million for the three months ended June 30, 2005 from $6.5 million for the three months ended June 30, 2004. As a percentage of revenue, R&D decreased from 31% to 12%. For the nine months ended June 30, 2005, R&D expenses decreased $5.1 million or 28% to $13.2 million from $18.3 million for the three months ended June 30, 2004.  As a percentage of revenue, R&D expenses decreased to 15% for the nine months ended June 30, 2005 from 27% for the nine months ended June 30, 2004. The decrease in R&D is due to the completion of R&D projects that resulted in recent new product launches that occurred in the later half of fiscal 2004, as well as the April 2005 spin-off of product technology focused on gallium nitride based power electronic devices for the power device industry. This technology is directed towards the development of 200-600 volt GaN-based Schottky diode devices for power conversion applications in consumer electronics. The new company, named Velox Semiconductor Corporation (Velox), will initially commercialize fast, high voltage diodes, which will address problems of size and efficiency in the power supply industry. Velox raised $6.0 million from various venture capital partnerships. EMCORE contributed intellectual property and equipment and received an approximate 20% stake in Velox. Five employees also became full time Velox personnel. EMCORE management estimates that its operating expenses will be reduced by approximately $1.2 million annually through the formation and spin-off of Velox.

Severance Charges. In fiscal 2005, EMCORE continued its focus on cutting corporate overhead expenses and the realignment of certain shared service operations. During the three and nine-month periods ended June 30, 2005, EMCORE incurred approximately $0.6 million and $1.2 million, respectively, in severance costs, fringe benefit charges and outplacement services to be provided to the employees that were involuntary affected by a reduction in workforce.

Restructuring

In April 2005, EMCORE announced plans to consolidate its solar panel operations by closing its City of Industry, California (COI) facility and moving its operations to EMCORE’s Albuquerque, New Mexico facility. Production operations at the COI solar panel facility are expected to be discontinued during the fourth quarter of fiscal year 2005, and the facility is expected to be closed during the first quarter of fiscal 2006. In connection with this plan, EMCORE’s Photovoltaics operating segment recorded restructuring charges of $1.3 million during the quarter ended June 30, 2005. This restructuring charge was comprised of the following:

(in thousands)

Fixed asset disposals	$360
Other charges	919

Total restructuring charge	$1,279

The restructuring charges recorded in the third quarter are $0.5 million less than the Company reported in its earnings release of August 2, 2005. The difference is attributable to the timing of recording contract termination costs, which is now expected to be recorded in the fourth quarter. This timing change improves the Company’s third quarter net loss per share by $0.01. The change occurred because a small amount of work required to close out a customer order was completed in July, rather than at the end of the third quarter. The Company determined that, in light of this work, the contract termination charge properly should be deferred until the fourth quarter, and the Company’s original 8-K filing on August 5, 2005, rather than the 8-K/A, was correct.

Asset disposals relate to equipment that has been abandoned and will be disposed of as a result of the restructuring plan. Other exit costs relate to consolidation of excess facilities and other costs associated with exiting business activities. All restructuring charges, except for the asset impairments will result in cash outflows. It has been estimated that this restructuring plan will incur approximately $1.8 million of additional charges through December 31, 2005. These additional charges will include contract termination costs, employee retention and relocation expenses, equipment and inventory relocation charges, disposal and facility clean-up costs as well as other costs associated with exiting business activities.

Other Income & Expenses

Interest Expense, net. Interest expense, net decreased $0.1 million, or 10%, to $0.9 million for the three months ended June 30, 2005 from $1.0 million for the three months ended June 30, 2004. For the nine months ended June 30, 2005 and 2004, interest expense, net decreased $1.6 million, or 36%, to $2.8 million from $4.4 million. This decrease is due to the retirement of approximately $65.7 million of EMCORE’s subordinated debt through the debt exchange accomplished in February 2004.

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

Equity in Net Loss (Income) of GELcore. EMCORE's share of GELcore's net loss increased $1.1 million to a net loss of $0.8 million for the three months ended June 30, 2005 from net income of $0.3 million for the three months ended June 30, 2004. EMCORE's share of GELcore's net income decreased $1.3 million to a net loss of $0.7 million for the nine months ended June 30, 2005 from net income of $0.6 million for the nine months ended June 30, 2004. This decrease was due to costs associated with the closing of GELcore’s Lechine, Quebec manufacturing operation and transferring the work to Mexico, which was completed in July 2005. GELcore incurred approximately $1.6 million of costs related to this transfer, of which EMCORE’s share was approximately $0.8 million. Without this charge, GELcore would have been profitable this quarter.

Income Taxes. EMCORE did not incur any income tax expense in both the three and nine-month periods ended June 30, 2005 or 2004 and we do not expect to generate a tax liability in excess of our net operating loss carryforwards.

Discontinued Operations. In March 2005, EMCORE received $13.2 million of earn-out payment from Veeco in connection with its first year of net sales of TurboDisc products. After offsetting this receipt against expenses related to the discontinued operation, EMCORE recorded a net gain from the disposal of discontinued operations of $12.5 million. For the nine months ended June 30, 2004, EMCORE recognized a net loss from discontinued operations of $2.0 million and a gain on the disposal of the TurboDisc capital equipment business of $19.6 million. EMCORE does not have any material contingent liabilities resulting from this sale of assets.

Liquidity and Capital Resources

Working Capital

At June 30, 2005, EMCORE had working capital of approximately $42.4 million. Cash, cash equivalents, and marketable securities at June 30, 2005 and September 30, 2004 totaled $36.5 million and $51.6 million, respectively. This reflects a cash decrease of $15.1 million for the nine months ended June 30, 2005.

Cash Flow

Net Cash Used For Operations— For the nine months ended June 30, 2005, net cash used for operations decreased $6.4 million to $21.2 million from $27.6 million in the prior year. However, as shown in the table below, cash used in operations not including changes in working capital and discontinued operations, decreased by $11.6 million for the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004. Following is a summary of the major items accounting for the increase in cash used in operations:

(in thousands)	For the nine months ended June 30,
	2005	2004	Favorable (Unfavorable)

Loss from continuing operations	$(20,973)	$(20,182)	$(791)
Adjustments (non cash items):
Depreciation	10,861	11,560	(699)
Gain from debt extinguishment	-	(12,312)	12,312
Other non-cash items	1,536	734	802
Cash used in operations, net of working capital and discontinued operations charges	(8,576)	(20,200)	11,624
Other adjustments:
Changes in working capital	(12,601)	(3,188)	(9,413)
Discontinued operations	-	(4,218)	4,218

Cash used in operations	$(21,177)	$(27,606)	$6,429

The $4.2 million of discontinued operations in fiscal year 2004 represents costs incurred on the TurboDisc capital equipment business sold to Veeco in November 2003. EMCORE owned this product line for approximately 35 days in fiscal 2004. As a result, expenses exceeded revenues and a loss of $4.2 million was incurred for the period during which EMCORE still owned the TurboDisc business. Revenues during this 35-day period were de minimis.

Net Cash Provided By Investing Activities— For the nine months ended June 30, 2005 net cash provided by investing activities decreased $6.6 million to $16.3 million from $22.9 million in the prior year. Changes in cash flow consisted of:

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

•	Capital expenditures — Capital expenditures decreased to $3.3 million from $3.4 million.

•
Acquisitions — On May 27, 2005, EMCORE acquired the CATV and RF over fiber specialty businesses from JDS Uniphase Corporation (JDSU) for an initial $1.5 million in cash and a deferred payment, payable in quarterly installments, associated with EMCORE’s quarterly usage of the acquired JDSU inventory.

•
Marketable securities — For the nine months ended June 30, 2005, EMCORE’s net investment in marketable securities decreased by $11.7 million in order to fund acquisitions and operations. In the prior year, EMCORE’s net investment in marketable securities increased by $33.4 million in order to take advantage of higher interest bearing instruments.

•	Investment in GELcore —EMCORE’s invested approximately $1.5 million in its GELcore joint venture during the three months ended June 30, 2005.

•
Investment in K2 — In October 2004, EMCORE invested $1.0 million in K2 Optronics, Inc., a California-based company specializing in the design and manufacture of external cavity lasers, to strengthen its partnership in designing next-generation long wavelength components for the CATV and FTTP markets. EMCORE does not exercise significant influence over financial and operating policies. As part of the JDSU acquisition, EMCORE received an additional $0.5 million equity interest in K2 Optronics, Inc. in the form of Series C Preferred Stock.

Net Cash Provided By Financing Activities — For the nine months ended June 30, 2005, net cash provided by financing activities increased $0.6 million to $1.5 million from $0.9 million in the prior year. Proceeds received from the exercise of common stock options amounted to $0.5 million and $2.6 million in the nine months ended June 30, 2005 and 2004, respectively. Issuance costs related to the convertible subordinated note exchange were $2.5 million.

Financing Transactions —In May 2001, EMCORE issued $175.0 million aggregate principal amount of its 5% convertible subordinated notes due in May 2006 (2006 Notes). In December 2002, EMCORE purchased $13.2 million principal amount of the 2006 Notes, and in February 2004, EMCORE exchanged $146.0 million of the remaining 2006 Notes for new 5% convertible subordinated notes and shares of EMCORE common stock. EMCORE has the liquidity and capital resources to meet its obligations when the remaining $15.8 million principal amount of the 2006 Notes comes due in May 2006.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certificate of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005.
31.2	Certificate of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005.
32.1	Certificate of Chief Executive Officer, pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005.
32.2	Certificate of Chief Financial Officer, pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date: August 9, 2005	By: /s/ Reuben F. Richards, Jr.
Reuben F. Richards, Jr. President & Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2005	By: /s/ Thomas G. Werthan
Thomas G. Werthan Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of Chief Executive Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to § 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005.
31.2	Certificate of Chief Financial Officer, pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to §302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005.
32.1	Certificate of Chief Executive Officer, pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005.
32.2	Certificate of Chief Financial Officer, pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005.