Form 10-K
period 2005-09-30
EMCORE CORP
filed 2005-12-14
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:  September 30, 2005
or
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2005 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $123,924,639, based on the closing sale price of $3.37 per share of common stock as reported on the NASDAQ National Market.

The number of shares outstanding of the registrant’s no par value common stock as of December 2, 2005 was 48,243,280.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 13, 2006 are incorporated by reference in Part III.

EMCORE Corporation
Form 10-K
For the Fiscal Year Ended September 30, 2005

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934. These forward-looking statements are based largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward- looking statements may be identified by the use of terms and phrases such as "expects", "anticipates", "intends", "plans", believes", "estimates", “targets”, “can”, “may”, “could”, “will”, and variations of these terms and similar phrases. Management cautions that these forward-looking statements are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results to be materially different from those discussed in these forward-looking statements. Factors that could contribute to these differences include, but are not limited to, those discussed under “Risk Factors”, “Forward-Looking Statements”, and elsewhere in this Report. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear in this Report. This discussion should be read in conjunction with the consolidated financial statements, including the related footnotes.

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

·
Whether our products will (i) be successfully introduced or marketed, (ii) be qualified and purchased by our customers, or (iii) perform to any particular specifications or performance or reliability standards; and/or

·
Guidance provided by EMCORE regarding our expected financial performance in current or future periods, including, without limitation, with respect to anticipated revenues, income, or cash flows for any period in fiscal 2006 and subsequent periods.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation, the following:

·	EMCORE’s cost reduction efforts may not be successful in achieving their expected benefits, or may negatively impact our operations;

·
The failure of our products (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; and/or

·
Other risks and uncertainties described in EMCORE’s filings with the Securities and Exchange Commission (SEC) (including under the heading “Risk Factors” in this Annual Report on Form 10-K) such as: cancellations, rescheduling, or delays in product shipments; manufacturing capacity constraints; lengthy sales and qualification cycles; difficulties in the production process; changes in semiconductor industry growth; increased competition; delays in developing and commercializing new products; and other factors.

Neither management nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We assume no obligation to update the matters discussed in this Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

PART I

Item 1.	Business.

For specific information about our company, our products or the markets we serve, please visit our website at http://www.emcore.com. The information on EMCORE’s website is not incorporated by reference into and is not made a part of this report. All of our SEC filings available on our website are accessible free of charge.

Company Overview

EMCORE Corporation (EMCORE), a New Jersey corporation established in 1984, offers a broad portfolio of compound semiconductor-based components and subsystems for the broadband, fiber optic, satellite, solar and wireless communications markets. EMCORE has three operating segments: Fiber Optics, Photovoltaics, and Electronic Materials and Devices. Our integrated solutions philosophy embodies state-of-the-art technology, material science expertise, and a shared vision of our customer's goals and objectives to be leaders in the transport of video, voice and data over copper, hybrid fiber/coax (HFC), fiber, satellite, and wireless networks.

EMCORE’s solutions include: optical components and subsystems for fiber-to-the-premise, cable television, and high speed data and telecommunications networks; solar cells, solar panels, and fiber optic ground station links for global satellite communications; and RF transistor materials for high bandwidth wireless communications systems, such as WiMAX and Wi-Fi Internet access and 3G mobile handsets and PDA devices.

Through its joint venture participation in GELcore, LLC, EMCORE plays a vital role in developing and commercializing next-generation High-Brightness LED technology for use in the general and specialty illumination markets.

Industry Overview

Advances in information technologies have created a growing need for efficient and high-performance electronic and optoelectronic systems that operate at very high frequencies, emit and detect light, provide higher transmission rates with increased storage capacities, and can be produced cost-effectively in commercial volumes. To meet these needs, we develop and manufacture components and subsystems that incorporate our internally produced compound semiconductor materials. Our products have several advantages over traditional silicon devices including higher operating speeds, lower power consumption, reduced noise and distortion, higher temperature performance, light emitting properties, higher detection efficiency, and higher light emission efficiency. In fiscal 2005, we offered innovative products, categorized into three segments, “Fiber Optics,” “Photovoltaics,” and “Electronic Materials and Devices.” Collectively, these products and the products offered by our joint venture, GELcore, serve the communications, cable television, defense and homeland security, satellite and terrestrial power, wireless, and lighting and illlumination markets.

EMCORE’s Operating Segments

Fiber Optics

EMCORE's Fiber Optics segment provides optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables. Our products enable information that is encoded on light signals to be transmitted, routed (switched), and received in communication systems. EMCORE’s Fiber Optics segment serves the cable television (CATV), fiber-to-the-premise (FTTP), telecommunications, data and satellite communications, storage area network and, increasingly, the defense and homeland security markets.

Over the past several years, communications networks have experienced dramatic growth in data transmission traffic due to worldwide Internet access, e-mail, and e-commerce. As Internet content expands to include full motion video on-demand, HDTV, multi-channel high quality audio, online video conferencing, image transfer, online multi-player gaming, and other broadband applications, the delivery of such data will place a greater demand on available bandwidth and require the support of higher capacity networks. The bulk of this traffic, which continues to grow at a very high rate, is already routed through the optical networking infrastructure used by local and long distance carriers, as well as Internet service providers. Optical fiber offers substantially greater bandwidth capacity, is less error prone, and is easier to administer than older copper wire technologies. As greater bandwidth capability is delivered closer to the end user, increased demand for higher content, real-time, interactive visual and audio content is expected. We believe that EMCORE is well positioned to benefit from the continued deployment of these higher capacity fiber optic networks.

Cable Television (CATV) and Fiber-to-the-premise (FTTP) Networks - The communications industry in which we participate in continues to be dynamic. The driving factor is the competitive environment that exists between cable operators, telephone companies, and satellite and wireless service providers. Each are rapidly investing capital to deploy a converging multi-service network capable of delivering “triple play services”, i.e. digitalized video, voice and data content, bundled as a service provided by a single communication provider.

As a market leader in radio frequency (RF) transmission over fiber products for the CATV industry, EMCORE enables cable companies to offer multiple forms of communications to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other new services (such as HDTV and VOIP). Television is also undergoing a major transformation, as the US government requires television stations to broadcast exclusively in digital format, abandoning the analog format used for decades. Although the transition date for digital transmissions is not expected for several years, the build-out of these television networks has already begun. To support the telephone companies plan to offer competing video, voice and data services through the deployment of new fiber-based systems, EMCORE has developed and maintains customer qualified FTTP components and subsystem products. Our CATV and FTTP products include broadcast analog and digital fiber optic transmitters, quadrature amplitude modulation (QAM) transmitters, video receivers, and passive optical network (PON) transceivers.

As part of our strategy, we are committed to identifying strategic opportunities that either compliment or broaden our markets. In May 2005, EMCORE acquired the analog CATV and RF over fiber specialty businesses from JDS Uniphase Corporation (JDSU). This acquisition is expected to 1) solidify our leadership position in the CATV marketplace; 2) offer an optimal path to higher volume with improved overall product margins; and 3) expand our product line offering while broadening our customer base in the CATV market segment.

Telecommunications Networks - Our state-of-the-art optical components and modules enable high-speed (up to an aggregate 40 gigabits per second or Gb/s) optical interconnections that drive architectures in next-generation carrier class switching and routing networks. Our parallel optical modules facilitate high channel count optical interconnects in multi-shelf central office equipment. These systems sit in the network core and in key metro nodes of voice telephony and Internet infrastructures, and are highly expandable with pay-as-you-grow capacity scaling. EMCORE is a leader in providing optical modules to the telecom equipment market area with its most comprehensive parallel optical transceiver product family, including 12-lane SNAP-12TM, OptoCubeTM, 4-lane QuadLinkTM and SmartLinkTM transceivers. In addition, EMCORE provides the telecom industry with distributed feedback (DFB) lasers, p-type, intrinsic, and n-type semiconductor material (PIN) and avalanche photodetector (APD) components, in various packages, for OC-48 and OC-192 applications.

Data Communications Networks - EMCORE’s leading-edge optical components and modules for data applications include 10G Ethernet LX4, 10G Ethernet EX4, 10G Ethernet CX4, and SmartLinkTM transceivers. These modules support 10G Ethernet, optical Infiniband, and parallel optical interconnects for enterprise Ethernet, metro Ethernet and high performance computing (HPC), also called "super computing" applications. These high-speed modules enable switch-to-switch, router-to-router, and server-to-server backbone connections at aggregate speeds of 10G and above. Pluggable LX4 modules in X2 or XENPAK form factors provide a "pay-as-you-populate" cost structure during installation. The LX4 module can transmit data over both multi-mode and single-mode optical fiber, enabling transmission of optical 10G Ethernet signals over 300 meters of legacy multi-mode fiber or 10km of single-mode fiber. The EX4 extends optical span lengths to over 1km of multi-mode and 40km of single-mode fiber. CX4 modules similarly allow the cost-effective transmission of Ethernet signals over legacy copper cable. EMCORE’s parallel optical modules also are used in switched bus architectures that are needed for next-generation blade servers, clustered and grid interconnected servers, super computers and network-attached storage.

Satellite Communications Networks - EMCORE manufactures satellite communications fiber optics products, including transmitters, receivers, subsystem, and systems, that transport wideband microwave signals between satellite hub equipment and antenna dishes.

Storage Area Networks - Our optical components also are used in the high-end data storage market, and include high-speed, 850 nm vertical cavity surface emitting lasers (VCSELs) and PIN photodiode components, and 10G transmit and receive optical subassemblies (TOSAs/ROSAs). In the future, EMCORE anticipates selling our integrated pluggable X2 or XENPAK form factor modules into the emerging 10G FibreChannel segment. These products provide optical interfaces for switches and storage systems used in large enterprise mission-critical applications, such as inventory control or financial systems.

Defense and Homeland Security - Leveraging its expertise in high frequency RF module design, EMCORE offers a suite of ruggedized products intended for the government and defense markets. EMCORE’s specialty fiber products include fiber optic gyro components used in precision guidance munitions; RF fiber optic link components for towed decoy systems and phased array radar antennas; RF over fiber links for device remoting and optical networks; and emerging applications such as RF photonic systems.

Photovoltaics

EMCORE serves the global satellite communications market by providing advanced solar cell products and solar panels. Compound semiconductor solar cells are used to power satellites because they are more resistant to radiation levels in space and convert substantially more power from light, consequently weighing less per unit of power than silicon-based solar cells. These characteristics increase satellite useful life, increase payload capacity, and reduce launch costs. EMCORE’s Photovoltaics segment designs and manufactures multi-junction compound semiconductor solar cells for both commercial and military satellite applications. We currently manufacture and sell one of the most efficient and reliable, radiation resistant advanced triple-junction solar cells in the world, with an average "beginning of life" efficiency of 27.5%. EMCORE is also the only manufacturer to supply true monolithic bypass diodes, for shadow protection, utilizing several EMCORE patented methods. A satellite’s broadcast success and corresponding revenue depend on its power efficiency and its capacity to transmit data.

EMCORE also provides covered interconnect cells (CICs) and solar panel lay-down services, giving us the capacity to manufacture complete solar panels. We can provide satellite manufacturers with proven integrated satellite power solutions that considerably improve satellite economics. Satellite manufacturers and solar array integrators rely on EMCORE to meet their satellite power needs with our proven flight heritage. Through well-established partnerships with major satellite manufacturers and a proven manufacturing process, we play a vital role in the evolution of satellite communications around the world.

EMCORE is adapting its high efficiency solar cell product for terrestrial applications. Intended for use with solar concentrator systems, these cells have already been measured at 35% efficiency and further improvements are anticipated. We believe that these systems will be competitive with silicon technologies because they are more efficient than silicon and, therefore, benefit more from concentration than silicon. With energy prices at all time highs, the demand for alternative energy sources continues to gain momentum. The terrestrial solar cell market is currently estimated at $7 billion, growing at a 28% CAGR, and is expected to reach $30 billion by 2010, according to CSLA Asia-Pacific Markets. EMCORE is working with several concentrator systems manufacturers to develop system elements for this product line.

In April 2005, EMCORE announced plans to consolidate solar panel operations into a state-of-the-art facility located in Albuquerque, New Mexico. The establishment of a modern solar panel manufacturing facility, adjacent to the Albuquerque solar cell fabrication operations, should enable superior consistency, as well as reduced manufacturing costs. The synergy of these operations located on one site is expected to provide the highest quality, highest reliability, and most cost-effective solar components to surpass current technologies and offerings. EMCORE will ensure that the space qualification of this facility is commensurate with the heritage of its existing solar panel operation located in City of Industry, California. Production operations at the California solar panel facility will be discontinued during fiscal 2006 and completely closed by March 2007. By consolidating operations into a single location, EMCORE Photovoltaics expects to realize annual cost savings in fiscal 2007 and beyond, which will enable us to better compete in the terrestrial and space power markets.

Electronic Materials and Devices

EMCORE’s RF materials are compound semiconductor materials used in wireless communications. These materials have a broader bandwidth and superior performance at higher frequencies compared to silicon-based materials. EMCORE’s Electronic Materials and Devices (EMD) segment currently produces both GaAs and GaN based transistor wafers. For GaAs materials, EMD produces 4-inch and 6-inch wafers for three different applications: InGaP hetero-junction bipolar transistors (HBTs), pseudomorphic high electron mobility transistor wafers (pHEMTs), and enhancement-mode pHEMT transistor wafers (E-modes). These materials are used for power amplifiers and switches in GSM, CDMA multiband wireless handsets, WiMAX, Wi-Fi, broadband, cellular handsets, and in wireless LAN applications. InGaP HBT materials provide higher linearity, higher power-added efficiency, as well as greater reliability than first generation AlGaAs HBT technologies. For GaN materials, EMD produces 2-inch, 3-inch, and 4-inch AlGaN/GaN HEMT materials. These materials are designed to meet future wireless base station infrastructure requirements for higher power and frequency, along with temperature operation at industry leading efficiencies. Recently, EMCORE has also combined into a single RF structure, InGaP HBT and pHEMT materials (combinational materials). We believe that our ability to produce high volumes of RF materials at a low cost will encourage their adoption in new applications and products.

EMCORE continues to work closely with its customers to develop next-generation technology to help them achieve their product roadmap objectives. In fiscal 2005, EMCORE started production of integrated HBT and pHEMT materials. The combination of these two devices in a single epi structure consolidates the processing requirement for EMCORE’s customers. Additionally, the close integration of these devices enables our customers to increase the efficiency and performance of the devices by incorporating improved power control, better linearity and smaller size. Anadigics, Inc., a leading supplier of wireless and broadband solutions, announced that it had selected EMCORE to be their primary supplier for all their RF materials. EMCORE also works closely with and supplies advanced materials to several other industry leaders.

EMCORE supports GaN development projects through participation in government DARPA programs centered on wide bandgap communication and radar systems. EMCORE has secured several long-term contracts to provide critical GaN HEMT epitaxial materials to industry leading device, component, and system manufactures. EMCORE anticipates converting these DARPA sponsored programs into long-term commercial business at the conclusion of the existing contracts.

Joint Venture - GELcore

In January 1999, General Electric Lighting and EMCORE formed GELcore, a joint venture to address the solid-state lighting market with high brightness light emitting diode-based (HB-LED) lighting systems. HB-LEDs are solid-state compound semiconductor devices that emit light. They are used in miniature packages in everyday applications, including commercial displays, transportation, general and specialty illumination, computers, and other consumer electronics. HB-LEDs offer substantial advantages over small incandescent bulbs, including longer life, lower maintenance costs and energy consumption, and smaller space requirements. Groups of HB-LEDs can make up single or full-color electronic displays. Presently, HB-LED chips are used for backlighting applications, including wireless handsets, cellular handsets, computer monitors, and automotive dashboard lighting. In addition, they are used in consumer products, office equipment, full color displays, neon and fluorescent replacements, message advertising, informational signs, landscape lighting, and traffic signals. While growing its business in commercial applications, GELcore is focused on the general illumination market as its ultimate goal.

General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party’s participation in solid-state lighting. EMCORE has a 49% non-controlling interest in the GELcore venture. GELcore combines EMCORE's materials science and device design expertise with General Electric Lighting's brand name recognition, phosphor technology, and extensive marketing and distribution capabilities. EMCORE participates in the development and commercialization of next-generation LED technology for use in the general and specialty illumination markets. GELcore's products include traffic lights, channel letters, and other signage and display products that incorporate HB-LEDs. In the near term, GELcore expects to deploy its HB-LED products in the commercial and industrial markets, including medical, aerospace, commercial refrigeration, transportation, appliance, and general and specialty illumination applications. GELcore’s operating results are accounted for using the equity method of accounting and its financial reporting is on a calendar year basis. Since its inception, GELcore has had a compound annual revenue growth rate of 23%, with calendar 2004 revenue totaling $68.0 million. EMCORE expects that GELcore’s calendar 2005 revenue will approximate $80.0 million.

HB-LEDs have the potential to significantly reduce overall U.S. lighting energy consumption. Energy savings to date from HB-LEDs have been estimated to exceed the power produced from one large electric power plant -- more than 8 billion kilowatt-hours. If solid-state lighting achieves anticipated price and performance targets, over the next two decades U.S. lighting energy consumption could be reduced by over 30 percent. HB-LED traffic signals use only 10 percent of the electricity consumed by the incandescent lamps they replace. Moreover, LED signals last several times longer, allowing for additional savings through reduced maintenance costs. HB-LEDs also have made inroads into mobile applications, such as brake and signal lights on trucks, buses, and automobiles. In 2002, an estimated 41 million gallons of gasoline and 142 million gallons of diesel fuel were saved because of HB-LED use on these vehicles. If our nation's entire fleet of automobiles, trucks, and buses were converted to HB-LED lighting, an estimated 1.4 billion gallons of gasoline and 1.1 billion gallons of diesel fuel could be saved. (The information in this paragraph is based on published reports prepared by Navigant Consulting for the US Department of Energy.)

EMCORE’s Products

The following charts depict some of our products:

The following illustration shows how EMCORE’s products are deployed throughout the world’s communication infrastructure, and how they interconnect with each other. The lower left side shows CATV and FTTP networks, the lower right side shows telecommunications and data networks and the upper portion shows satellite communications and wireless networks.

The following chart summarizes (i) our products, (ii) the markets to which those products are directed, (iii) representative applications in which our products are used, and (iv) certain benefits and characteristics of compound semiconductor devices:

EMCORE Products	Market	Representative Applications	Benefits/Characteristics

Analog & digital lasers (DFB, FP) Photodetectors and subassembly components Broadcast analog & digital fiber-optic transmitters QAM transmitters	CATV	Cable Television (CATV) Hybrid Fiber Coax (HFC) networks Digital overlay on HFC	Increased capacity to offer more cable services Increase data transmission speeds Increased bandwidth Lower power consumption Low noise video receive Increased transmission distance
Analog & digital lasers (DFB, FP)
Photodetectors and subassembly components
PIN and APD photodiodes and subassemblies
Passive optical network (PON) transceivers
Analog & digital video receivers
Multi-Dwelling Unit (MDU) video receivers

	FTTP	Passive optical network (PON) in Fiber-to-the-Premise (FTTP) networks	High performance for both digital and analog characteristics Integrated infrastructure to support competitive costs Support for multiple standards
High-speed lasers (VCSEL, DFB, FP) and subassembly components
High-speed photodetector (PIN, APD) and subassembly components
RF devices and materials
10G Ethernet modules in XENPAK & X2
Parallel optical modules
Data Communications (LAN, SAN, Infiniband)
High-speed fiber optic networks and optical links (including Infiniband, Ethernet,Fibre Channel networks)
Copper replacement in the data center/CO
Supercomputing
High performance computing (HPC) Systems
Storage Area Networks (SAN)
Network Attached Storage (NAS)

Increased network capacity
Increase data transmission speeds
Increased bandwidth
Lower power consumption
Improved cable management over copper interconnects
Increased transmission distance
Lowest cost optical interconnections for massively parallel multi-processors

Solar cells and panels Fiber-optic transmitters and receivers	Satellite Communications	Power modules for satellites Satellite-to-ground communications Antenna to ground station communications	High radiation tolerance High light-to-power conversion efficiency for reduced size and launch costs Increased bandwidth
RF and electronic materials RF and electronic devices Optical transmitters for remoting	Wireless Communications	Wireless handsets Wireless Broadband Direct broadcast systems Remoting High Power Wireless Infrastructure	Increased network capacity Lower power consumption Reduced network congestion Extended battery life Improved signal-to-noise performance
Fiber-optic gyroscope components High Frequency Fiber-Optic Links ED Fiber Amplifiers Terahertz Spectroscopy Systems	Defense and Homeland Security	Precision guided munitions Towed-Decoy Modules Secure communications Chemical, Biological, Explosive sensors	High-frequency and dynamic range Compact form-factor Extreme temperature, shock and vibration tolerance
HB-LED lighting systems	Solid-State Lighting	Flat panel displays Solid-state lighting Outdoor signage and displays Traffic signals	Lower power consumption Lower temperature operation Longer life

As summarized in the table below, EMCORE has positioned itself as a component and subsystem manufacturer that services a significant portion of the digital and analog communications market:

EMCORE’s Strategy

Management’s objective is to maximize shareholder value by capitalizing upon EMCORE’s leading-edge compound semiconductor materials and device expertise to provide cost-effective materials, components and subsystems for the broadband, fiber optic, satellite, solar and wireless communications markets. Specifically, the key elements of EMCORE’s strategy include:

I. Leverage Leading-Edge Compound Semiconductor Expertise Across Multiple Product Applications

Purchasing components from multiple vendors can result in too many layers of margin costs, such that the final integrated subsystem is neither cost competitive nor effective in deploying new product technologies or responding to customer demands. We believe a vertically integrated structure in which key technologies are produced internally is the most beneficial way to maximize gross margins and meet customer objectives. By having the know-how and intellectual property to internally produce and supply compound semiconductor products, EMCORE can stay ahead of the competition in both performance and cost effectiveness.

II. Target Potential High Growth Market Opportunities

EMCORE targets potential high growth market opportunities, where performance characteristics and high volume production efficiencies can give compound semiconductors a competitive advantage over other devices. Historically, while technologically superior, compound semiconductors have not been widely deployed because they are more expensive to manufacture than silicon-based semiconductors and other existing solutions. EMCORE believes that as compound semiconductor production costs are reduced, new customers will be compelled to use these products because of their enhanced performance characteristics. EMCORE is focusing its product development efforts in the high growth areas of fiber optic communications (FTTP infrastructure), data and telecommunications (high data rate technologies), energy generation (terrestrial concentrator solar cells and modules), defense and homeland security (RF transport for defense applications), integrated GaAs epitaxial technology (3G handsets, PDAs, WiMAX / Wi-Fi networking), and energy conservation (LED-based technologies through GELcore).

III. Pursue Strategic Acquisitions and Partnership with Industry Leading Companies

EMCORE is committed to the ongoing evaluation of strategic opportunities that can expand our addressable markets and strengthen our competitive position. Where appropriate, EMCORE will acquire additional products, technologies, or businesses that are complimentary to, or broaden the markets we operate in. Over the past several years, several acquisitions have expanded not only our materials expertise, but also our components and subsystems technologies. EMCORE also seeks to develop long-term relationships with leading companies in each of the industries that we serve. We develop these relationships through long-term, high-volume supply agreements, joint ventures, investments, and other arrangements. EMCORE continues to work closely with its customers to develop next-generation technology to help them achieve their product roadmap objectives. Recently, EMCORE announced product design wins with Cisco Systems, Inc. (10G LX4 and CX4 XENPAK), JDS Uniphase Corporation and Finisar (10G TOSAs & ROSAs), Tellabs, Inc. (FTTP Integrated PON transceiver), Alcatel (FTTP video receiver), and Scientific-Atlanta, Inc. and Aurora Networks (CATV HFC transmitters). These product launches were successful due to the solid collaboration we have with these leading companies.

IV. Invest in Research and Development to Maintain Technology Leadership and Lower Production Costs

Through substantial investment in research and development (R&D), EMCORE seeks to expand its leadership position in compound semiconductor-based communications products and subsystems. EMCORE works with its customers to enhance the performance of our processes, materials science, and fiber optic module design expertise, including the development of new low-cost, high-volume wafers, components, and subsystems for our customers. To remain a leader in our markets, EMCORE not only addresses our customers’ current needs, but we respond to their evolving requirements to remain designed into their product lifecycles. In addition, EMCORE’s development efforts are constantly focused on lowering the production costs of its products. In 2005, EMCORE’s product development projects included an X2 form factor for LX4, an extended reach version of the LX4 (the EX4), a high density 1310 nm transmitters for CATV, a triplexer for FTTP applications, and a 32 channel QAM transmitter for CATV. EMCORE expects significant revenue from each of these products in fiscal 2006. In addition, during fiscal 2005, our photovoltaic division developed a small concentrator unit using our high-efficiency gallium arsenide solar cells for terrestrial applications. We intend to expend additional resources during fiscal 2006 to further develop this technology and establish cost effective manufacturing and distribution capabilities.

V. Target Positive Cash Flows and Income From Operations

Management is committed to achieving operating profitability by reducing EMCORE’s cost structure and lowering the breakeven points of every product line, with the goal of achieving positive operating income during the second half of fiscal 2006. Over the past several years, management has implemented a number of initiatives to help achieve this goal. EMCORE has (i) outsourced high volume product manufacturing to contract manufacturers; (ii) consolidated various corporate functions; (iii) reduced outside contractors and temporary workers; (iv) implemented programs to improve manufacturing process yields; (v) focused R&D efforts on projects that are expected to generate returns within one year without, we believe, jeopardizing future revenue opportunities; and (vi) initiated workforce reductions. In fiscal 2006, further cost reductions will be realized from facility consolidations and transfer of additional products to contract manufacturers.

Acquisitions

In addition to using our internal capacity to develop and manufacture products for our target markets, EMCORE continues to expand its portfolio of communications products and technologies through acquisitions:

- In May 2005, EMCORE acquired the analog CATV and RF over fiber specialty businesses from JDSU. Product lines acquired through this acquisition include: HFC 1550-nm broadcast transmitters, in both legacy and linearized optical modulated designs, to link between cable network headends and hubs, 1310-nm transmitters linking cable network hubs and nodes, 1550-nm DWDM QAM transmitters, associated analog receivers, amplifiers for extending fiber network reach for FTTP applications, and RF and microwave over fiber specialty products for defense and satellite communications. With this acquisition, EMCORE consolidated certain key intellectual properties in the areas of analog CATV transmission and predistortion, and now offers the most complete and best-of-breed fiber optic product portfolios for the CATV and FTTP marketplaces. Our CATV products support various network architectures and address our customers’ needs of transmitting and receiving signals in short to long haul, forward to return path, and headend to hub to node configurations. Our FTTP products include PON transceivers for Optical Network Terminals (ONTs), directly and externally modulated optical transmitters for optical line terminals (OLTs), and high-power (35 dbm) erbium-doped fiber amplifiers (EDFAs) for in-line signal amplification. As a result of this acquisition, we believe we have one of the broadest optical communications product portfolios in the industry.

- In November 2005, EMCORE announced that it acquired privately held Phasebridge, Inc. of Pasadena, California through an asset acquisition. The acquisition included its products, technical and engineering staff, certain assets and intellectual properties and technologies. Phasebridge’s operations will be integrated into the Ortel division of EMCORE, which is located nearby in Alhambra, California. Founded in 2000, Phasebridge is known as an innovative provider of high performance, high value, miniaturized multi-chip system-in-package optical modules and subsystem solutions for a wide variety of markets, including fiber optic gyroscopes (FOG) for weapons & aerospace guidance, RF over fiber links for device remoting and optical networks, and emerging technologies such as optical RF frequency synthesis and processing and terahertz spectroscopy.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplemental Data under Item 8 for further discussion of these acquisitions.

Divestiture

In April 2005, EMCORE divested product technology focused on gallium nitride (GaN)-based power electronic devices for the power device industry. The new company, Velox Semiconductor Corporation (Velox), raised $6.0 million from various venture capital partnerships. Five EMCORE employees transferred to Velox as full-time personnel and EMCORE contributed intellectual property and equipment receiving a 19.2% stake in Velox. As of September 30, 2005, the recorded value of EMCORE’s investment in Velox was approximately $1.3 million.

Investments

In addition to the GELcore joint venture and Velox investment mentioned above, in February 2002, EMCORE purchased $1.0 million of preferred stock of Archcom Technology, Inc. (Archcom), a venture-funded, start-up optical networking components company that designs, manufactures, and markets a series of high performance lasers and photodiodes for the datacom and telecom industries. During fiscal 2004, Archcom raised additional capital, but EMCORE did not participate. As a result, we reduced the carrying value of our investment in Archcom by 50%, or $0.5 million and recorded this expense as an investment loss in the statement of operations.

In October 2004, EMCORE invested $1.0 million in K2 Optronics, Inc., a California-based company specializing in the design and manufacture of external cavity lasers, to strengthen our partnership in designing next-generation, high-performance, long-wavelength components on an exclusive basis for the CATV and FTTP markets. As part of the acquisition of the JDSU businesses, EMCORE also paid $0.5 million to purchase JDSU's equity interest in K2 Optronics, Inc.

Restructuring Programs

Management is committed to achieving operating profitability by reducing EMCORE’s cost structure and lowering the breakeven points of every product line, with the goal of achieving positive operating income during the second half of fiscal 2006.

Since fiscal 2002, EMCORE has significantly streamlined its manufacturing operations by focusing on core competencies to identify cost efficiencies. Where appropriate, EMCORE transferred the manufacturing of certain product lines to contract manufacturers. In fiscal 2005, we continued restructuring efforts that included centralizing corporate and administrative functions, divesting product technology, and consolidating multiple facilities. Our results of operations and financial condition have and will continue to be significantly affected by severance, restructuring charges, impairment of long-lived assets and idle facility expenses incurred during facility closing activities.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplemental Data under Item 8 for further discussion of these charges.

Revenues by Product Line

The following table sets forth the revenues and percentage of total revenues attributable to each of EMCORE's operating segments for each of the past three fiscal years.

Product Revenues For the fiscal years ended September 30,	FY 2005		FY 2004		FY 2003
(in thousands)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$81,960	64.2%	$56,169	60.4%	$32,658	54.2%
Photovoltaics	33,407	26.2	25,716	27.6	18,196	30.2
Electronic Materials and Devices	12,236	9.6	11,184	12.0	9,430	15.6
Total revenues	$127,603	100.0%	$93,069	100.0%	$60,284	100.0%

Government Research Contract Funding

EMCORE derives a portion of its revenue from funding of research contracts or subcontracts by various agencies of the U.S. government (government). These contracts typically cover work performed from several months up to several years. These contracts may be modified or terminated at the convenience of the government; in addition, these programs may be subject to government budgetary fluctuations. In fiscal 2005, 2004, and 2003, government research contract funding represented 9%, 5%, and 9% of total EMCORE revenue, respectively.

EMCORE is presently engaged in a solar cell development and production program for a major US aerospace corporation based on our commercial BTJ photovoltaics technology. The initial phases of this long-term cost reimbursable contract are focused on technology development and manufacturing optimization. Establishment of a volume production capacity for this product is being performed by EMCORE at reduced margins in order to minimize program ramp-up costs for our customer. Over the next 2 to 3 years, the program scope could exceed $40 million in development and production revenues.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplemental Data under Item 8 for further discussion of government contracts.

Customers and Geographic Region

EMCORE is devoted to working directly with its customers from initial product design, product qualification and manufacturing to product delivery. We design and develop (i) process technology, (ii) material science expertise, (iii) optical sub-assemblies, and/or (iv) integrated module level products for use in our customers' end-use applications. EMCORE's customer base includes many of the largest semiconductor, telecommunications, data communications, and computer manufacturing companies in the world. In fiscal 2005, Cisco Systems, Inc. (Cisco) accounted for 19% of our total revenue. In fiscal 2004, Motorola, Inc. (Motorola) and Cisco accounted for 13% and 8% of our total revenue, respectively. In fiscal 2003, Motorola accounted for 14% of total revenue.

The following table sets forth EMCORE's consolidated revenues by geographic region. Revenue was assigned to geographic regions based on the customers’ or contract manufacturers’ shipment locations.

Geographic Revenues For the fiscal years ended September 30,	FY 2005		FY 2004		FY 2003
(in thousands)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

United States	$107,956	84.6%	$66,485	71.4%	$44,136	73.2%
Asia and South America	13,728	10.8	15,912	17.1	9,018	15.0
Europe	5,919	4.6	10,672	11.5	7,130	11.8
Total revenues	$127,603	100.0%	$93,069	100.0%	$60,284	100.0%

Marketing and Sales

EMCORE actively markets its products through its dedicated sales force, external sales agents, marketing staff, applications engineers, select advertising, and participation at trade shows. We communicate directly with our customers’ engineering, manufacturing and purchasing personnel in determining product design, qualifications, performance and cost. EMCORE's strategy is to use its dedicated sales force for marketing and selling to key accounts. EMCORE’s external sales agents include UR Group in Europe, BUPT and MilliTech in China, and Altima, M-RF and RF-Device in Japan. We also have an established distribution and value added reseller channel to sell our satellite communication products worldwide. EMCORE plans to expand its external sales agent program for increased coverage in international markets and some domestic segments.

EMCORE's sales cycle for component and subsystem products is usually three months to in excess of a year. During this time, we work closely with our customers to qualify our products in their product lines. As a result, EMCORE develops strategic and long lasting customer relationships with products and services that we believe are uniquely tailored to our customers' requirements.

Backlog

As of September 30, 2005, EMCORE had a backlog of approximately $40.2 million as compared to a backlog of $28.8 million as reported at September 30, 2004. We believe that substantially all of our backlog can be shipped during the next 12 months, with the exception of approximately $0.6 million on a certain long-term contract. Given our current market environment, customers may delay shipment of certain orders and our backlog could also be adversely affected if customers unexpectedly cancel purchase orders accepted by us. A majority of EMCORE’s products typically ship within the same quarter as when the purchase order is received; therefore, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

Manufacturing

EMCORE's operations include wafer fabrication, design and device production, solar panel engineering and assembly, and fiber optic module design and manufacture. Many of EMCORE's manufacturing operations are computer monitored or controlled to enhance reliability and yield. EMCORE employs a strategy of minimizing ongoing capital investments, while maximizing the variable nature of its cost structure. EMCORE maintains a commercially advantageous contract supply agreement with Veeco for MOCVD systems, components, and spare parts. Where EMCORE can gain significant cost advantages while maintaining strict quality and intellectual property control, EMCORE outsources to overseas contract manufacturers the production of certain components and subassemblies. Our contract manufacturing supply chain is an integral part of enabling this strategy. EMCORE develops assembly and testing procedures, and then transfers these procedures overseas. Our contract manufacturers must maintain comprehensive quality and delivery systems, and we continuously monitor them for compliance. As of September 30, 2005, EMCORE had 364 employees involved in manufacturing.

EMCORE has a combined clean room area totaling approximately 88,000 square feet. Unlike silicon semiconductor technology, which could involve up to a 100-step manufacturing process, our electronic materials and devices products are manufactured in a four-part process: epitaxial deposition, fabrication, testing, and packaging. The epitaxial deposition process represents the growth of thin layers of GaAs, GaN, or other materials on a polished wafer, depending on the nature of the device being produced. Following epitaxy, chips are fabricated in a clean room environment. The final steps involve testing and packaging prior to shipment to the customer, or further integration into a module or subsystem within EMCORE's manufacturing infrastructure. EMCORE also maintains the capability to transfer and monitor our ongoing processes to contract manufacturers.

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

EMCORE has continued to invest in performance enhancing components for our MOCVD production equipment. These investments will enable us to meet ever-stricter performance requirements, combined with typical industry price erosion. Please refer to Properties under Item 2 for a listing of manufacturing locations and the primary products manufactured at each location as of September 30, 2005. Please refer to Risk Factors for a discussion of risks attendant to EMCORE’s use of foreign contract manufacturers.

Sources of Raw Materials

EMCORE depends on a limited number of suppliers for certain raw materials, components and equipment used in our products. EMCORE continually reviews its vendor relationships to mitigate risks and improve costs, especially where we depend on one or two vendors for critical components or raw materials. While maintaining inventories that we believe are sufficient to meet our near term needs, we generally do not carry significant inventories of raw materials. Accordingly, EMCORE maintains ongoing communications with our vendors to work to prevent any interruptions in supply, and have implemented a supply-chain management program to maintain quality and improve prices through standardized purchasing efficiencies and design requirements. To date, we generally have been able to obtain sufficient quantities of quality supplies in a timely manner. Please refer to Risk Factors for a discussion of risks attendant to EMCORE’s reliance upon sole or limited sources of materials.

Research and Development

Our R&D efforts have been sharply focused to maintain our technology leadership position by working to improve the quality and attributes of our product lines. We also invest significant resources to develop new products and production technology to expand into new market opportunities by leveraging our existing technology base and infrastructure. The semiconductor industry is characterized by rapid changes in process technologies with increasing levels of functional integration. To maintain and improve its competitive position, EMCORE invests significant resources in R&D. Our efforts are focused on designing new proprietary processes and products, on improving the performance of our existing materials, components, and subsystems, and on reducing costs in the product manufacturing process.

EMCORE has dedicated 24 MOCVD systems and five device fabrication facilities for both research and production, which are capable of processing virtually all compound semiconductor materials and devices. Five of those MOCVD systems and two device fabrication areas are dedicated fully to R&D efforts and are used by a staff of over 125 scientists, engineers, technicians, and staff, of whom 45 have a Ph.D. degree. The R&D staff utilizes x-ray, optical, and electrical characterization equipment, as well as device and module fabrication and testing, that generates data rapidly, which allows for shortened development cycles and rapid customer response.

During fiscal 2005, 2004, and 2003, EMCORE invested $17.4 million, $23.6 million, and $17.0 million in R&D activities. As a percentage of revenues, R&D represented 14%, 25%, and 28% for the fiscal years 2005, 2004, and 2003, respectively. As part of the ongoing effort to cut costs, many of our projects are to develop lower cost versions of our existing products and of our existing processes. Also, we have implemented a program to focus research and product development efforts on projects that we expect to generate returns within one year. As a result, EMCORE reduced overall R&D costs as a percentage of revenue without, we believe, jeopardizing future revenue opportunities. Our technology and product leadership is an important competitive advantage. Driven by current and anticipated demand, we will continue to invest in new technologies and products that offer our customers increased efficiency, higher performance, improved functionality, and/or higher levels of integration. One such R&D project was the XENPAK 10G LX4 module project that began in August 2003. Within twelve months, the LX4 module was designed and developed by EMCORE, qualified by the customer, and was transferred to manufacturing for full production. Revenues from LX4 module sales represented a significant area of growth in our total fiscal 2004 and 2005 revenues. We continue to expect significant revenues in fiscal 2006 and beyond. We believe that several other recently completed R&D projects have the potential to greatly improve our competitive position and drive revenue growth in the next few years. Listed below are a couple of examples:

-
In the FTTP market, EMCORE has developed an integrated PON transceiver utilizing Ortel’s industry leading video technology. EMCORE’s PON transceiver has been customer qualified and is now in production.

-
In the photovoltaics market, EMCORE has developed a high efficiency solar cell product for terrestrial applications. Intended for use in concentrated sunlight, these cells have been measured at greater than 35% efficiency at 500 suns.

Fiscal 2005 new product launches include:

-	April 2005: EMCORE announced its PCI height compliant, small form factor 10GBASE-CX4 (CX4) module, which extends its portfolio of electrical domain products for the 10G Ethernet market.

-
March 2005:  EMCORE announced a dramatic breakthrough in 1550nm video transmission technology. This new generation of video transmitters significantly reduces size, power consumption, and video transmission costs, while enhancing the signal quality of analog, digital and IP video delivered over conventional CATV HFC and FTTP networks.

-
March 2005:  EMCORE announced the availability of new generation 32-channel 1550nm wavelength QAM-256 transmitters for broadband CATV dense wavelength division multiplexing (DWDM) networks. Quadrature Amplitude Modulation (QAM) is a combined phase and amplitude modulation scheme to increase the transmission bandwidth over CATV networks. This technology is long sought after to harvest the bandwidth in the CATV allocated frequency band and will allow CATV multiple service operators (MSOs) to provide premium triple-play services: HDTV, data, and Voice over IP (VoIP).

-
March 2005:  EMCORE announced that it has released a 10G Transmitter Optical Subassembly (TOSA) and Receiver Optical Sub-assembly (ROSA) for short wavelength 10G Ethernet, 10G Fibre Channel, and backplane interconnect applications. EMCORE's TOSA/ROSA products are available in LC or SC receptacle packages for makers of optoelectronic modules operating in the 850nm window, assembled in XFP, XENPAK, X2, XPAK and proprietary form factors.

-
February 2005:  EMCORE announced that it has released a 10G Receiver Optical Subassembly (ROSA) for long wavelength 10G Ethernet, OC-192 SONET and 10G Fibre Channel applications. EMCORE's ROSA is an innovative and integrated LC or SC receptacle receiver for makers of optoelectronic modules operating in the 1310nm and 1550nm windows, assembled in XFP, XENPAK, X2, XPAK and proprietary form factors.

-
February 2005:  EMCORE announced that it has released a family of component devices for Passive Optical Network, Ethernet in the First Mile, and FTTP applications. These advanced Distributed Feedback Laser (DFB) and Avalanche Photodiode (APD) devices will be integrated into products deployed in Ethernet Passive Optical Networks (EPON), Gigabit Passive Optical Networks (GPON), Gigabit Ethernet Passive Optical Networks (GEPON) and Broadband Passive Optical Networks (BPON). These advanced components add to EMCORE's strong market position as a leading semiconductor laser and photodiode supplier.

-
February 2005:  EMCORE announced that it has released a small form factor version of its successful 10GBASE-LX4 (LX4) module, used in 10G Ethernet (10GbE) applications. The new reduced size X2 module is roughly half the size of the XENPAK unit and supports topside mounting on the host PCB. This module continues to fully support the 10GbE, IEEE 802.3ae-2002 standard. The small form factor LX4 module in an X2 form factor offers all of the functionality of EMCORE's XENPAK units. LX4 modules offer a single interface that can transmit over both multimode fiber and single-mode fiber. It is the only solution approved by the IEEE that can enable 10GbE connectivity over 300m over multimode fiber, as well as 10km of single-mode fiber. By the end of 2006 it is estimated the number of X2 ports shipping will begin to surpass XENPAK. EMCORE has identified this rapid expansion of the small form factor 10GbE X2 segment as a significant market opportunity for its new product.

-
February 2005:  EMCORE announced that it has released a new, innovative 10G Ethernet compatible XENPAK module, part number EEX-8100-XEN (EX4), which enables extended distance transmission over both multimode and single-mode fibers. The EX4 is a proprietary EMCORE product that plugs into standard XENPAK slots and can transmit up to 1 km on legacy multimode fiber, and up 1.5 km on some higher-grade legacy multimode fibers. The module can also transmit up to 40 km over installed single-mode fiber. This extended multimode fiber reach addresses the needs of many end-users who find themselves with "stranded fibers" which are longer than 300 m. These legacy multimode fibers were installed for transmission of older technologies, such as FDDI, Fast Ethernet and Gigabit Ethernet. Current 10G Ethernet modules do not support these stranded links. According to a commissioned report by Alan Flatman, presented to the IEEE in March 2004, there are greater than seven million multimode links longer than 300 m installed worldwide in campus and building backbones. EMCORE has identified these embedded stranded fibers as a significant market opportunity for the EX4, by enabling these links to upgrade to 10G Ethernet.

EMCORE also actively competes for R&D funds. In view of the high cost of development, EMCORE solicits research contracts that provide opportunities to enhance its core technology base and promote the commercialization of targeted EMCORE products. Internal R&D funding is used for the development of products that will be released within 12 months, and external funding is used for longer-range R&D efforts.

Intellectual Property and Licensing

EMCORE protects its proprietary technology by applying for patents where appropriate and in other cases by preserving the technology and related know-how and information as trade secrets. The success and competitive position of our product lines depend significantly on our ability to obtain intellectual property protection for our R&D efforts. We also acquire, through license grants or assignments, rights to patents on inventions originally developed by others. As of September 30, 2005, EMCORE held 63 U.S. patents and 8 foreign patents. Also, over 100 patent applications have been filed in the U.S. and internationally. Our U.S. patents will expire between 2009 and 2022. These patents and patent applications claim various aspects of current or planned commercial versions of EMCORE's materials, components, and subsystems.

We also have entered into license agreements with the licensing agencies of other universities and other organizations, under which we have obtained exclusive or non-exclusive rights to practice inventions claimed in various patents and applications issued or pending in the US and other foreign countries. We do not believe the financial obligations under any of these agreements has a material adverse effect on our business, financial condition or results of operations.

EMCORE relies on trade secrets to protect its intellectual property when it believes that publishing patents would make it easier for others to reverse engineer EMCORE's proprietary processes. A "trade secret" is information that has value to the extent it is not generally known, not readily ascertainable by others through legitimate means, and protected in a way that maintains its secrecy. Reliance on trade secrets is only an effective business practice insofar as trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. To protect our trade secrets, we take certain measures to ensure their secrecy, such as partitioning the non-essential flow of information between our different groups and executing non-disclosure agreements with our employees, our joint venture partner, customers, and suppliers. We also rely upon other intellectual property rights such as trademarks and copyright where appropriate.

As is typical in our industry, from time to time, we have sent letters to, and received letters from, third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes. To date, we have not engaged in any litigation regarding the intellectual property rights of our products and processes.

In connection with our sale of the TurboDisc capital equipment business in November 2003, EMCORE retained a license to all MOCVD system-related technology. EMCORE intends to use this license to further optimize the performance of its own reactors and develop improvements to its hardware that will increase yields on existing products and enable the fabrication of advanced, wide bandgap materials.

Environmental Regulations

EMCORE is subject to federal, state, and local laws and regulations concerning the use, storage, handling, generation, treatment, emission, release, discharge, and disposal of certain materials used in its R&D and production operations, as well as laws and regulations concerning environmental remediation and employee health and safety. The production of wafers and devices involves the use of certain hazardous raw materials, including, but not limited to, ammonia, phosphine, and arsine. If our control systems are unsuccessful in preventing release of these or other hazardous materials or we fail to comply with such environmental provisions, our actions, whether intentional or inadvertent, could result in fines and other liabilities to the government or third parties, and injunctions requiring us to suspend or curtail operations which could have a material adverse effect on our business.

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

Competition

The semiconductor industry is extremely competitive and is characterized by rapid technological change, frequent introduction of new products, short product life cycles and significant price erosion. EMCORE faces actual and potential competition from numerous domestic and international compound semiconductor companies. Many of these companies have greater engineering, manufacturing, marketing, and financial resources than we have. A partial list of these competitors include:

CATV. Competitors in the CATV market include Fujitsu, Mitsubishi and Optium Corporation.

Telecommunications. For telecommunications and FTTP components, the market competitors include Fujitsu, JDSU, Mitsubishi, MRV Communications, and Summitomo. For 10G transceivers and parallel optical modules, our competitors include Agilent Technologies, Inc. (Agilent), Eudyna Devices, Inc., Finisar Corporation (Finisar), Opnext, Inc. (Opnext), and Picolight, Inc. (Picolight).

Data and Storage. The market competitors include Agilent, Finisar (particularly its Advanced Optical Component division, which was acquired from Honeywell Corporation), Opnext, and Picolight. There are also numerous smaller vendors located throughout the world.

Satellite Communications. For photovoltaics products, EMCORE primarily competes with Mitsubishi Electric, RWE SCHOTT Solar GmbH, Sharp Electronics Corporation, and Spectrolab, Inc., a subsidiary of The Boeing Company. For satellite communication products, our primary competitors are Foxcom and MITEQ, Inc.

Wireless Communications. The primary competitors in the electronic materials and wireless communications markets include APA Enterprises, Inc., CREE Inc., Hitachi Cable, IQE plc., Kopin Corporation, Sumika, Visual Photonics Epitaxy Co., Ltd., as well as integrated circuit manufacturers with in-house transistor growth capabilities.

Defense and Homeland Security. The competitors in RF transport for defense and homeland security products include Aegis Technologies, Linear Photonics, LLC , Gemfire Corporation, JDSU, and Optium Corporation.

Solid State Lighting. The principal competitors for HB-LED applications and EMCORE's joint venture with General Electric Lighting include CREE, LumiLeds Lighting, a division of Philips Lighting, Nichia Corporation, Siemens AG's Osram GmbH subsidiary, and Toyoda Gosei Co., Ltd. In addition, Arima Computer Corporation, Epistar Corporation, and other Asia-based companies in recent years have begun production of LEDs.

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

Employees

At September 30, 2005, EMCORE had 650 employees, including 364 employees in manufacturing operations, 99 employees in R&D, 148 employees in sales, general and administration (SG&A), and 39 temporary employees. This represented an increase of 62 employees or 11% from September 30, 2004. Our ability to attract and retain qualified personnel is essential to our continued success. We are focused on retaining key contributors, developing our staff and cultivating their level of commitment. None of EMCORE's employees are covered by a collective bargaining agreement, nor have we ever experienced any labor-related work stoppage. We believe our employee relations generally to be good.

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

We May Continue To Incur Net Losses.

We started operations in 1984 and as of September 30, 2005, we had an accumulated deficit of $316.0 million. We incurred net losses of $13.1 million in fiscal 2005, $13.4 million in fiscal 2004, and $38.5 million in fiscal 2003. While we have reduced our cost structure substantially, and are focused on profitability, we may continue to lose money. Many of our expenses, particularly those relating to capital equipment, debt service, and manufacturing overhead are fixed. Accordingly, lower revenue causes our fixed production costs to be allocated across reduced production volumes, which adversely affects our gross margin and profitability. While our business strategy is to achieve operational profitability during the second half of fiscal 2006, if we are unable to achieve target revenues or to contain our cost structures, we will continue to incur operating losses.

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

The Time And Costs Of Developing New Products May Exceed Our Budget And Our Products May Not Be Commercially Successful.

We continue to introduce a number of new products, and expect to be introducing additional new products in the future. The commercialization of our new products involves substantial expenditures in R&D, production, and marketing. We may be unable to successfully design or manufacture these new products and may have difficulty penetrating new markets. In 2006, we intend to expend significant resources to continue to develop and commercialize a terrestrial solar concentrator based on our high efficiency gallium arsenide solar cell. There can be no assurance that we will successfully complete development or that any resultant system will be as cost effective as existing silicon-based solutions. In addition, development and commercialization may take longer than we anticipate and be more costly than we have budgeted.

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

We Have Substantial Long-Term Debt Which We May Be Unable To Repay If We Cannot Generate Sufficient Funds To Do So.

In May 2001, we sold $175.0 million of 5% Convertible Subordinated Notes due May 15, 2006 (2006 Notes) in a private placement for resale to qualified institutional buyers. In December 2002, EMCORE purchased $13.2 million principal amount of the notes at prevailing market prices for an aggregate of approximately $6.3 million. In February 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of these remaining 2006 Notes for approximately $80.3 million aggregate principal amount of new 5% Convertible Senior Subordinated Notes due May 15, 2011 (2011 Notes) and approximately 7.7 million shares of EMCORE common stock. The new notes are convertible into EMCORE common stock at a conversion price of $8.06 per share, subject to adjustment under customary anti-dilutive provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share.

In November 2005, EMCORE exchanged $14,425,000 aggregate principal amount of EMCORE’s 2006 Notes for $16,580,460 aggregate principal amount of newly issued Convertible Senior Subordinated Notes due May 15, 2011 (New 2011 Notes) pursuant to an Exchange Agreement (Agreement) with Alexandra Global Master Fund Ltd. (Alexandra).  The terms of the New 2011 Notes are identical in all material respects to EMCORE’s 2011 Notes.  The New 2011 Notes are ranked pari passu with the existing 2011 Notes.  The New 2011 Notes will be convertible at any time prior to maturity, unless previously redeemed or repurchased by EMCORE, into the shares of EMCORE common stock, no par value, at the conversion rate of 124.0695 shares of common stock per $1,000 principal amount.  The effective conversion rate is $8.06 per share of common stock, subject to adjustment under customary anti-dilutive provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share.  The 2006 Notes exchanged by Alexandra represented approximately 91.4% of the $15,775,000 total amount of existing 2006 Notes outstanding at the time of the transaction.  EMCORE intends to redeem for cash the remaining $1,350,000 of 2006 Notes on or before the May 15, 2006 maturity date.

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

Cisco Systems, Inc. (Cisco) is an important customer, accounting for 19% of our revenue in fiscal 2005. The majority of our revenues from Cisco come from the sale of our LX4 module.

We sell most of our LX4 modules to Cisco. Until recently, EMCORE was the sole supplier of LX4 modules to Cisco, and we currently continue to supply Cisco with the majority of its needs. In fiscal 2005, sales to Cisco accounted for 19% of our total revenue. The majority of this revenue came from sales of our LX4 module. We do not have an exclusive commercial arrangement with Cisco and Cisco has made it clear that continued sales are dependent on our continuing to be the leader in price, quality and delivery. We understand that Cisco has recently qualified another vendor for LX4 modules and is working with several other vendors (including EMCORE) to qualify the next generation LX4 module, the X2. There can be no assurance that EMCORE will continue to be the dominant supplier of LX4 modules to Cisco or that EMCORE will be selected to supply X2 modules to Cisco. Absent strong demand for EMCORE’s LX4 modules from other customers, if Cisco decreases its purchase orders, for any reason, our business and operating results (including, among other things, our revenue and gross margin) will be harmed, at least in the short-term.

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

General Electric Lighting and EMCORE have agreed that this joint venture will be the sole vehicle for each party's participation in the solid state lighting market. General Electric Lighting and EMCORE have also agreed to several limitations during the life of the venture and thereafter relating how each of us can make use of the joint venture's technology. One consequence of these limitations is that in certain circumstances, such as a material default by us or certain sales of our interest in the joint venture, we would not be permitted to use the joint venture's technology to compete in the solid state lighting market.

Since a Significant Percentage of Our Revenues Are From Foreign Sales, Various International Commercial Risks May Disproportionately Affect Our Revenues.

Sales to customers located outside the U.S. accounted for approximately 15% of our revenues in fiscal 2005, 29% of our revenues in fiscal 2004, and 27% of our revenues in fiscal 2003. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenues. Because of this, the following international commercial risks may disproportionately affect our revenues:

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

Our communications satellite business is particularly sensitive to export control issues. All of our commercially-available solar cell products are export-controlled. At present, jurisdiction over export of these items is being reviewed by the U.S. Department of State and the U.S. Department of Commerce. During this review period, we are required to apply to the U.S. Department of State for export licenses for our solar cell products. Given the current global political climate, obtaining export licenses can be difficult and time-consuming. Failure to obtain export licenses for these shipments could significantly reduce our revenue, and could have a material adverse effect on our financial condition, results of operations and cash flows.

Our Operating Results Could Be Harmed If We Lose Access To Sole Or Limited Sources Of Materials Or Services.

We currently obtain some components and services for our products from limited or single sources. We generally do not carry significant inventories of any raw materials. Because we often do not account for a significant part of our vendors’ business, we may not have access to sufficient capacity from these vendors in periods of high demand. In addition, we risk having important suppliers terminate product lines, change business focus, or even go out of business. Because some of these suppliers are located overseas, we may be faced with higher costs of purchasing these materials if the dollar weakens against other currencies. If we were to change any of our limited or sole source vendors, we would be required to re-qualify each new vendor. Re-qualification could prevent or delay product shipments that could negatively affect our results of operations. In addition, our reliance on these vendors may negatively affect our production if the components vary in quality or quantity. If we are unable to obtain timely deliveries of sufficient components of acceptable quality or if the prices of components for which we do not have alternative sources increase, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our Products Are Difficult To Manufacture And Our Production Could Be Disrupted If We Are Unable To Avoid Manufacturing Difficulties.

We manufacture many of our wafers and devices in our own production facilities. Difficulties in the production process can cause a substantial percentage of wafers and devices to be rejected. Lower-than-expected production yields may delay shipments or result in unexpected levels of warranty claims, either of which can materially and adversely affect our operating results. We have experienced difficulties in achieving planned yields in the past, particularly in pre-production and upon initial commencement of full production volumes, which have adversely affected our gross margins. Because the majority of our manufacturing costs are relatively fixed, our production yields are critical to our financial results. Because we manufacture many of our products internally, any interruption in manufacturing resulting from fire, natural disaster, equipment failures, or otherwise could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Prior to our customers accepting products manufactured at our contract manufacturers, they must requalify the product and manufacturing processes. The qualification process can be lengthy and is expensive, with no guarantee that any particular product qualification process will lead to profitable product sales. The qualification process determines whether the product manufactured at our contract manufacturer achieves the customers’ quality, performance and reliability standards. Our expectations as to the time periods required to qualify a product line and ship products in volumes to customers may be erroneous. Delays in qualification can impair the expected timing of transfer of a product line to our contract manufacturer, and may impair the expected amount of sales of the affected products. We may, in fact, experience delays in obtaining qualification of our contract manufacturer’s manufacturing lines and, as a consequence, our operating results and customer relationships could be harmed.

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

Certain members of our management, specifically Thomas J. Russell, Chairman of our Board, Reuben F. Richards, Jr., President, Chief Executive Officer and a director, and Robert Louis-Dreyfus, a director, are former members of Jesup & Lamont Merchant Partners, L.L.C. They collectively beneficially own approximately 20% of our common stock. Accordingly, such persons will continue to hold sufficient voting power to control our business and affairs for the foreseeable future. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of our company, which could have a material adverse effect on our stock price.

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

Compliance Obligations Will Cause Us To Incur Increased Costs.

Changes in the laws and regulations affecting public companies over the past several years, including certain provisions of the Sarbanes-Oxley Act of 2002, have resulted in additional internal and external expenses required to respond to these new requirements. In particular, we have incurred and will continue to incur general and administrative expense as we have implemented Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent auditors to attest to, our internal controls. Compliance with these new rules requires management to devote substantial time and attention to accounting and other compliance matters, which can be disruptive to product development, marketing and other business activities. Furthermore, these new requirements may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.

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

The Price Of Our Common Stock May Fluctuate Widely In The Future.

EMCORE’s stock price has experienced large swings over the last year, and may continue to fluctuate widely in the future. In fiscal 2005, our stock price was as high as $6.12 per share and as low as $1.46 per share. Volatility in the price of our common stock may be caused by other factors outside of our control, and may be unrelated or disproportionate to our operating results.

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

The following chart contains certain information regarding each of EMCORE's principal facilities as of September 30, 2005. Except for the storage facility located in Somerset, NJ, each of these facilities contains office, marketing, sales, and R&D space.

Location	Function	Approximate Sq. Feet	Terms (in fiscal year)

Somerset, New Jersey	Corporate Headquarters Manufacturing of RF materials Storage facility	18,716 19,500 47,000	Lease expires in 2007 (1) Lease expires in 2007 (2) Lease expires in 2006 (1) (3)

Albuquerque, New Mexico	Manufacturing of photovoltaic and fiber optic products	145,000	Owned by EMCORE (4)

City of Industry, California	Manufacturing of photovoltaic panels	71,699	Lease expires in 2007

Alhambra, California	Manufacturing of CATV, FTTP, and satcom products	75,000	Lease expires in 2011 (1)

Santa Clara, California	Fiber optics sales and R&D facility	4,000	Lease expires in 2006

Ewing, New Jersey	CATV sales and R&D facility	8,880	Site license expires in Nov. 2005 (5)

Downers Grove, Illinois	Manufacturing of LX4 modules; R&D facility	11,700	Month to month

Notes
(1) Leases have the option to be renewed by EMCORE, subject to inflation adjustments.
(2) EMCORE has the right of first offer to purchase the building in which the lease property is located.
(3) EMCORE subleases this space to a third party.
(4) EMCORE subleases approximately 20,000 square feet of this facility to third parties.
(5) Limited transitional site license under Asset Purchase Agreement with JDS Uniphase.

Item 3.	Legal Proceedings.

We are involved in lawsuits and proceedings which arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

EMCORE's common stock is traded on the NASDAQ National Market and is quoted under the symbol "EMKR".  The following table sets forth the quarterly high and low sale prices for EMCORE's common stock during the two most recent fiscal years.

	High	Low

Fiscal year ended September 30, 2004:
First Quarter	$6.13	$2.75
Second Quarter	$7.93	$3.01
Third Quarter	$5.15	$2.46
Fourth Quarter	$3.89	$1.90

Fiscal year ended September 30, 2005:
First Quarter	$3.97	$1.46
Second Quarter	$3.77	$2.25
Third Quarter	$4.75	$2.70
Fourth Quarter	$6.12	$4.00

The reported closing sale price of EMCORE's common stock on November 30, 2005 was $6.14 per share. As of November 30, 2005, EMCORE had approximately 6,800 shareholders of record. EMCORE has never declared or paid dividends on its common stock since the company's formation. EMCORE currently does not intend to pay dividends on its common stock in the foreseeable future, so that it may reinvest any earnings in its business. The payment of dividends, if any, in the future is at the discretion of the Board of Directors.

Equity Compensation Plan Information

The following table sets forth the number of securities outstanding under each of EMCORE's stock option plans, the weighted average exercise price of such options, and the number of options available for grant under such plans, as of September 30, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,164,306	$4.16	449,972
Equity compensation plans not approved by security holders	1,920	0.23	-

Total	6,166,226	$4.16	449,972

Item 6.	Selected Financial Data.

The following selected consolidated financial data of EMCORE's five most recent fiscal years ended September 30, 2005 is qualified by reference to, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplemental Data under Item 8. The Statement of Operations data set forth below with respect to fiscal years 2005, 2004, and 2003, and the Balance Sheet data as of September 30, 2005 and 2004, are derived from EMCORE's audited financial statements included elsewhere in this document. The Statement of Operations data for fiscal years 2002 and 2001, and the Balance Sheet data as of September 30, 2003, 2002, and 2001, are derived from audited financial statements not included herein. Significant transactions that affect the comparability of EMCORE’s operating results and financial condition include:

In November 2003, EMCORE sold its TurboDisc capital equipment business to a subsidiary of Veeco Instruments, Inc. (Veeco). EMCORE’s financial statements have been reclassified to reflect the TurboDisc business as a discontinued operation for all prior periods presented.

Fiscal 2001:

Interest income and interest expense reflect the May 2001 issuance of $175.0 million aggregate principal amount of 5% convertible subordinated notes due in May 2006 (2006 Notes).

Other income included a net gain of $5.9 million related to the settlement of litigation and a net gain of $10.0 million in connection with the sale of the Uniroyal Optoelectronics LLC (UOE) joint venture.

Equity in net loss of unconsolidated affiliates included an approximate $7.4 million charge associated with the UOE joint venture along with an approximate $4.9 million charge associated with the GELcore joint venture.

Effective October 1, 2000, EMCORE changed its revenue recognition policy to defer the portion of revenue related to the installation of TurboDisc MOCVD systems until final acceptance. The net effect of this change was $3.6 million.

Fiscal 2002:

In March 2002, EMCORE acquired certain assets of Tecstar for a total cash purchase price of approximately $25.1 million.

EMCORE recorded pre-tax charges to income totaling $40.7 million, which included: a) a severance SG&A charge of $0.8 million related to employee termination costs; b) a non-cash SG&A charge of $30.8 million related to impairment of certain fixed assets; c) an inventory write-down expense of $7.7 million charged to cost of revenue; and d) an additional reserve for doubtful accounts of $1.4 million which was charged to SG&A expense.

Financial Accounting Standards Board approved an accounting standard that no longer requires goodwill to be amortized.

Other expense included a charge of $14.4 million associated with the write-off of two investments.

Fiscal 2003:

In January 2003, EMCORE purchased Ortel for $26.2 million in cash.

In December 2002, EMCORE purchased $13.2 million principal amount of the 2006 Notes at prevailing market prices for approximately $6.3 million. Total gain from debt extinguishment was $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million.

Fiscal 2004:

In November 2003, EMCORE sold its TurboDisc capital equipment business to Veeco in a transaction that is valued at up to $80.0 million. The net gain associated with the sale of the TurboDisc business totaled approximately $19.6 million.

In February 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of the 2006 Notes for approximately $80.3 million aggregate principal amount of new 5% Convertible Senior Subordinated Notes due May 15, 2011 and approximately 7.7 million shares of EMCORE common stock. Total net gain from debt extinguishment was $12.3 million.

SG&A expense included approximately $1.2 million in severance-related charges.

Other expense included a charge of $0.5 million associated with the write-down of an investment.

Fiscal 2005:

SG&A expense included approximately $0.9 million in severance-related charges and $2.3 million of City of Industry related charges.

EMCORE received a $12.5 million net earn-out payment from Veeco in connection with the sale of the TurboDisc business.

Selected Financial Data

Balance Sheet Data As of September 30, (in thousands)	2005	2004	2003	2002	2001

Cash, cash equivalents and marketable securities	$40,175	$51,572	$28,439	$84,181	$147,661
Working capital	39,098	58,541	77,464	111,825	201,215
Total assets	206,287	213,243	232,439	285,943	403,553
Long-term liabilities	94,709	96,078	161,791	175,087	175,046
Shareholders’ equity	$75,563	$85,809	$44,772	$81,950	$197,127

Statement of Operations Data For the fiscal years ended September 30, (in thousands)	FY 2005	FY 2004	FY 2003	FY 2002	FY 2001

Revenue	$127,603	$93,069	$60,284	$51,236	$53,473
Cost of revenue	106,746	85,780	61,959	62,385	41,784
Gross profit (loss)	20,857	7,289	(1,675)	(11,149)	11,689

Operating expenses:
Selling, general and administrative	25,136	21,927	21,637	47,295	15,714
Research and development	17,429	23,555	17,002	30,580	42,204
Goodwill amortization	-	-	-	-	1,147
Total operating expenses	42,565	45,482	38,639	77,875	59,065
Operating loss	(21,708)	(38,193)	(40,314)	(89,024)	(47,376)

Other (income) expenses:
Interest income	(1,081)	(783)	(1,009)	(2,865)	(5,222)
Interest expense	4,844	6,156	8,288	8,936	3,240
Gain from debt extinguishment	-	(12,312)	(6,614)	-	-
Other expense (income)	-	500	-	14,388	(15,920)
Equity in net loss (income) of unconsolidated affiliates	112	(789)	1,228	2,706	12,326
Total other expenses (income)	3,875	(7,228)	1,893	23,165	(5,576)
Loss from continuing operations	(25,583)	(30,965)	(42,207)	(112,189)	(41,800)

Discontinued operations:
(Loss) income from discontinued operations	-	(2,045)	3,682	(17,572)	33,158
Gain on disposal of discontinued operations	12,476	19,584	-	-	-
Income (loss) from discontinued operations	12,476	17,539	3,682	(17,572)	33,158

Net loss before cumulative effect of a change in accounting principle	(13,107)	(13,426)	(38,525)	(129,761)	(8,642)

Cumulative effect of a change in accounting principle	-	-	-	-	(3,646)

Net loss	$(13,107)	$(13,426)	$(38,525)	$(129,761)	$(12,288)

Per share data:
Basic and diluted per share data:
Loss from continuing operations	$(0.54)	$(0.72)	$(1.14)	$(3.07)	$(1.21)
Income (loss) from discontinued operations	0.26	0.41	0.10	(0.48)	0.96
Cumulative effect of a change in accounting principle	-	-	-	-	(0.11)
Net loss	$(0.28)	$(0.31)	$(1.04)	$(3.55)	$(0.36)

Weighted average number of shares outstanding used in basic and diluted per share calculations	47,387	43,303	36,999	36,539	34,438

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934. These forward-looking statements are based largely on our current expectations and projections as they relate to our future results, prospects, developments, and business strategies. These forward-looking statements may be identified by the use of terms and phrases such as "expects", "anticipates", "intends", "plans", “believes", "estimate", “predict”, “target”, “may”, “could”, “will”, and variations of these terms and phrases including references to assumptions. These forward-looking statements are subject to known and unknown risks, business, economic, and other risks and uncertainties, that may cause actual results to be materially different from those discussed in these forward-looking statements. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. This discussion should be read in conjunction with the consolidated financial statements, including the related footnotes. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

Company Overview

EMCORE Corporation (EMCORE), a New Jersey corporation established in 1984, offers a broad portfolio of compound semiconductor-based components and subsystems for the broadband, fiber optic, satellite, solar and wireless communications markets. EMCORE has three operating segments: Fiber Optics, Photovoltaics, and Electronic Materials and Devices. Our integrated solutions philosophy embodies state-of-the-art technology, material science expertise, and a shared vision of our customer's goals and objectives to be leaders in the transport of video, voice and data over copper, hybrid fiber/coax (HFC), fiber, satellite, and wireless networks.

EMCORE’s solutions include: optical components and subsystems for fiber-to-the-premise, cable television, and high speed data and telecommunications networks; solar cells, solar panels, and fiber optic ground station links for global satellite communications; and RF transistor materials for high bandwidth wireless communications systems, such as WiMAX and Wi-Fi Internet access and 3G mobile handsets and PDA devices.

Through its joint venture participation in GELcore, LLC, EMCORE plays a vital role in developing and commercializing next-generation High-Brightness LED technology for use in the general and specialty illumination markets.

Management Summary

We are an industry-leading company in the development and manufacture of optoelectronic and high-frequency products.  By leveraging our broad compound semiconductor expertise to provide cost-effective components, subsystems, and systems, we are focused on six key markets:

•	High-speed Fiber Optics for Telephony and Internet Core and Metro Networks

•	High-speed Fiber Optics for Large Enterprise Data Communications, Super Computing, and Storage Area Networks

•	Next-generation Cable TV and Fiber-to-the-Premise “Triple Play” Networks

•	Satellite Communications, in Space and on the Ground

•	Advanced Transistors and Amplifiers Used in High-Bandwidth Wireless Communications Systems, such as WiMAX and Wi-Fi Internet access and 3G mobile handsets and PDA devices

•	Solid State Lighting for Specialty and Commercial Illumination

In fiscal 2005, demand for the Company's products was driven principally by increased communications bandwidth requirements and by expanded competition between telecommunications carriers, cable TV MSOs, and wireless network providers for the delivery of video, voice and data.  We continued our leadership of the 10G Ethernet space, acquired JDSU’s CATV business and privately-held Phasebridge to expand our leading positions in CATV and Specialty fiber products, launched our next-generation FTTP triplexer product, won several major satellite programs, and increased our 3G wireless and base station materials sales by over 50%.

In fiscal 2005, we significantly exceeded our revenue objectives, expanding the business by more than 37% over the prior year. We also continued our efforts to streamline operations and focus on bottom-line profitability. As a result, we attained our goal of dramatically improving gross margins, and achieved positive cash flows from operations in the September 30 fiscal quarter. We expect these growth trends to continue in fiscal 2006, as accelerating demand for our products has increased year-end sales backlog by 40% to over $40 million.

Our primary objectives for the coming year are to achieve positive operating income during the second half of fiscal 2006 and positive net income by the end of fiscal 2006; to expand our satellite photovoltaics technolgies into the terrestrial solar power markets; to continue our successful growth in digital fiber optics products and technologies; and to expand our defense and government markets activities across all operating segments.

We are operationally focused on driving profitable revenue growth based on our existing product lines, developing or acquiring next-generation technologies and high-margin products for our strategic markets, and continuing our business optimization efforts to manage costs and enhance productivity. While achieving 20-30% annual top-line growth, we intend to remove over $10 million in COGS through material cost reductions, overseas contract manufacturing labor, and product design improvements.

Business Segments, Geographic Revenues, Customers and Backlog

The following table sets forth the revenues and percentage of total revenues attributable to each of EMCORE's operating segments for each of the past three fiscal years.

Product Revenues For the fiscal years ended September 30,	FY 2005		FY 2004		FY 2003
(in thousands)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$81,960	64.2%	$56,169	60.4%	$32,658	54.2%
Photovoltaics	33,407	26.2	25,716	27.6	18,196	30.2
Electronic Materials and Devices	12,236	9.6	11,184	12.0	9,430	15.6
Total revenues	$127,603	100.0%	$93,069	100.0%	$60,284	100.0%

The following table sets forth EMCORE's consolidated revenues by geographic region. Revenue was assigned to geographic regions based on the customers’ or contract manufacturers’ shipment locations.

Geographic Revenues For the fiscal years ended September 30,	FY 2005		FY 2004		FY 2003
(in thousands)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

United States	$107,956	84.6%	$66,485	71.4%	$44,136	73.2%
Asia and South America	13,728	10.8	15,912	17.1	9,018	15.0
Europe	5,919	4.6	10,672	11.5	7,130	11.8
Total revenues	$127,603	100.0%	$93,069	100.0%	$60,284	100.0%

EMCORE is devoted to working directly with its customers from initial product design, product qualification and manufacturing to product delivery. We design and develop (i) process technology, (ii) material science expertise, (iii) optical sub-assemblies, and/or (iv) integrated module level products for use in our customers' end-use applications. EMCORE's customer base includes many of the largest semiconductor, telecommunications, data communications, and computer manufacturing companies in the world. In fiscal 2005, Cisco Systems, Inc. (Cisco) accounted for 19% of our total revenue. In fiscal 2004, Motorola, Inc. (Motorola) and Cisco accounted for 13% and 8% of our total revenue, respectively. In fiscal 2003, Motorola accounted for 14% of total revenue.

As of September 30, 2005, EMCORE had a backlog of approximately $40.2 million as compared to a backlog of $28.8 million as reported at September 30, 2004. We believe that substantially all of our backlog can be shipped during the next 12 months, with the exception of approximately $0.6 million on a certain long-term contract. Given our current market environment, customers may delay shipment of certain orders and our backlog could also be adversely affected if customers unexpectedly cancel purchase orders accepted by us. A majority of EMCORE’s products typically ship within the same quarter as when the purchase order is received; therefore, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

The following table set forth operating loss attributable to each EMCORE operating segment.

Operating Loss by Segment For the fiscal years ended September 30, (in thousands)	FY 2005	FY 2004	FY 2003

Operating loss by segment:
Fiber Optics	$(13,681)	$(24,889)	$(19,790)
Photovoltaics	(4,234)	(8,571)	(14,488)
Electronic Materials and Devices	(3,793)	(4,733)	(6,036)
Total operating loss	(21,708)	(38,193)	(40,314)

Other (income) expenses:
Interest expense, net	3,763	5,373	7,279
Gain from debt extinguishment	-	(12,312)	(6,614)
Investment loss	-	500	-
Equity in net loss (income) of GELcore	112	(789)	1,228
Total other expenses (income)	3,875	(7,228)	1,893

Loss from continuing operations	$(25,583)	$(30,965)	$(42,207)

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each operating segment are as follows:

Long-Lived Assets As of September 30, (in thousands)	2005	2004

Fiber Optics	$56,261	$59,802
Photovoltaics	37,861	38,577
Electronic Materials and Devices	2,825	5,736

Total	$96,947	$104,115

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. EMCORE’s reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. EMCORE's most significant estimates relate to accounts receivable, inventory, warranty accruals, goodwill, intangibles, other long-lived assets, and revenue recognition.

Accounts Receivable. EMCORE regularly evaluates its accounts receivable and accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligation to us. The allowance is based on the age of receivables and a specific identification of receivables considered at risk. EMCORE classifies charges associated with the allowance for doubtful accounts as a SG&A expense. If the financial condition of our customers were to deteriorate, additional allowances may be required.

Inventory. Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method. EMCORE reserves against inventory once it has been determined that: (i) conditions exist that may not allow the inventory to be sold for its intended purpose, (ii) the inventory’s value is determined to be less than cost, (iii) or the inventory is determined to be obsolete. The charge related to inventory reserves is recorded as a cost of revenue. The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where EMCORE sells previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. EMCORE does not track the selling price of individual raw material components that have been previously written off, since such raw material components usually are only a portion of the resultant finished products and related sales price. EMCORE evaluates inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management. We have incurred, and may in the future incur, charges to write-down our inventory. While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet, if market conditions are less favorable than our forecasts, our future sales mix differs from our forecasted sales mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs.

Valuation of Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. Intangible assets consist primarily of intellectual property acquired and purchased intangible assets. Purchased intangible assets include existing and core technology, trademarks and trade names, and customer contracts. Intangible assets are amortized using the straight-lined method over estimated useful lives ranging from 1 to 5 years. EMCORE evaluates its goodwill and intangible assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. EMCORE last evaluated its goodwill and intangible assets during the quarter ended March 31, 2005. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The determination as to whether a write-down of goodwill or intangible assets is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill or intangible assets are attributed. During fiscal 2005, 2004, and 2003, EMCORE tested for impairment of goodwill on an annual basis and did not record any impairment charges on any goodwill or intangible assets. As part of our quarterly review of financial results, we did not identify any impairment indicators that the carrying value of our goodwill may not be recoverable. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, the fair value of the reporting units was determined by using a valuation technique based on each reporting unit’s weighted average revenue. Based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value.

Valuation of Long-lived Assets. EMCORE reviews long-lived assets on an annual basis or whenever events or circumstances indicate that the assets may be impaired. A long-lived asset is considered impaired when its anticipated undiscounted cash flow is less than its carrying value. In making this determination, EMCORE uses certain assumptions, including, but not limited to: (a) estimates of the fair market value of these assets; and (b) estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that assets will be used in our operations, and estimated salvage values. During fiscal 2005, 2004, and 2003, we recorded no impairment charges on any of EMCORE’s long-lived assets.

Product Warranty Reserves. EMCORE provides its customers with limited rights of return for non-conforming shipments and warranty claims for certain products. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, EMCORE makes estimates using historical experience rates as a percentage of revenue and accrues estimated warranty expense as a cost of revenue. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods.

Revenue Recognition. Revenue is generally recognized upon shipment provided persuasive evidence of a contract exists, (such as when a purchase order or contract is received from a customer), the price is fixed, the product meets its specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. In those few instances where a given sale involves post shipment obligations, formal customer acceptance documents, or subjective rights of return, revenue is not recognized until all post-shipment conditions have been satisfied and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board (FOB) or free carrier alongside (FCA) shipping point, which means that EMCORE fulfills its delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the buyer bears all costs and risks of loss or damage to the goods from that point. In certain cases, EMCORE ships its products cost insurance and freight (CIF). Under this arrangement, revenue is recognized under FCA shipping point terms, but EMCORE pays (and bills the customer) for the cost of shipping and insurance to the customer's designated location. EMCORE accounts for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for its use and title and ownership have transferred to the customer. In rare occurrences, at a customer’s request, EMCORE enters into bill and hold transactions whereby title and risk of loss transfers to the customer, but carriage to the customer does not occur until a specified later date. EMCORE recognizes revenue associated with the sale of product from bill and hold arrangements when the product is complete, ready for delivery, and all bill and hold criteria have been met. There were no bill and hold arrangements as of September 30, 2005, 2004, or 2003.

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

Solar Panel Contracts - EMCORE records revenues from certain solar panel contracts using the percentage-of-completion method. Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract. If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated. EMCORE has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. EMCORE uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. Estimates are revised as additional information becomes available. At September 30, 2005 and 2004, EMCORE's accrued program losses totaled approximately $23,000 and $120,000, respectively.

Government R&D Contracts - R&D contract revenue represents reimbursement by various U.S. government entities, or their contractors, to aid in the development of new technology. The applicable contracts generally provide that EMCORE may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. The R&D contract funding may be based on a cost-plus, cost reimbursement, cost-share, or a firm fixed price arrangement. The amount of funding under each R&D contract is determined based on cost estimates that include both direct and indirect costs. Cost-plus funding is determined based on actual costs plus a set margin. As we incur costs under cost reimbursement type contracts, we record revenue. Contract costs include material, labor, special tooling and test equipment, subcontracting costs, as well as an allocation of indirect costs. For cost-share contracts, the actual costs of performance are divided between the U.S. government and EMCORE based on the R&D contract terms. An R&D contract is considered complete when all significant costs have been incurred, milestones have been reached, and any reporting obligations to the customer have been met. Revenues from government R&D contracts amounted to approximately $11.8 million. $4.6 million and $5.2 million for the years ended September 30, 2005, 2004, and 2003 respectively.

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

Results of Operations

The following table sets forth the consolidated statements of operations data of EMCORE expressed as a percentage of total revenues for the fiscal years ended September 30, 2005, 2004, and 2003.

Statement of Operations Data For the fiscal years ended September 30,	FY 2005	FY 2004	FY 2003

Revenue	100.0%	100.0%	100.0%
Cost of revenue	83.7	92.2	102.8
Gross profit (loss)	16.3	7.8	(2.8)

Operating expenses:
Selling, general and administrative	19.7	23.5	35.9
Research and development	13.6	25.3	28.2
Total operating expenses	33.3	48.8	64.1

Operating loss	(17.0)	(41.0)	(66.9)

Other (income) expenses:
Interest expense, net	3.0	5.7	12.1
Gain from debt extinguishment	-	(13.2)	(11.0)
Investment loss	-	0.5	-
Equity in net (income) loss of GELcore	0.1	(0.8)	2.0
Total other (income) expenses	3.1	(7.8)	3.1

Loss from continuing operations	(20.1)	(33.2)	(70.0)

Discontinued operations:
(Loss) income from discontinued operations	-	(2.2)	6.1
Gain on disposal of discontinued operations	9.8	21.0	-

Income from discontinued operations	9.8	18.8	6.1

Net loss	(10.3)%	(14.4)%	(63.9)%

Comparison of Fiscal Years Ended September 30, 2005 and 2004

Consolidated Revenue

EMCORE’s consolidated revenue increased $34.5 million or 37% to $127.6 million in fiscal 2005 from $93.1 million in fiscal 2004. All three of EMCORE’s operating segments: Fiber Optics, Photovoltaics and Electronic Materials and Devices, posted revenue increases year over year. On a product line basis, fiber optics revenues increased $25.8 million or 46%, photovoltaic revenues increased $7.7 million or 30%, and revenues from electronic materials and devices increased $1.0 million or 9% from the prior year. International sales accounted for 15% of revenues in fiscal 2005 and 29% in fiscal 2004. Revenue from government contracts increased $7.2 million to $11.8 million in fiscal 2005 from $4.6 million in fiscal 2004. With increased focus on energy conservation, national security, and fiber optic communications, we expect revenues from government contracts to increase significantly in fiscal 2006. A comparison of revenue earned at each of EMCORE’s operating segments follows:

Fiber Optics

Over the past several years, communications networks have experienced dramatic growth in data transmission traffic due to worldwide Internet access, e-mail, and e-commerce. As Internet content expands to include full motion video on-demand, HDTV, multi-channel high quality audio, online video conferencing, image transfer, online multi-player gaming, and other broadband applications, the delivery of such data will place a greater demand on available bandwidth and require the support of higher capacity networks. The bulk of this traffic, which continues to grow at a very high rate, is already routed through the optical networking infrastructure used by local and long distance carriers, as well as Internet service providers. Optical fiber offers substantially greater bandwidth capacity, is less error prone, and is easier to administer than older copper wire technologies. As greater bandwidth capability is delivered closer to the end user, increased demand for higher content, real-time, interactive visual and audio content is expected. We believe that EMCORE is well positioned to benefit from the continued deployment of these higher capacity fiber optic networks.

EMCORE's Fiber Optics segment provides optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables. Our products enable information that is encoded on light signals to be transmitted, routed (switched) and received in communication systems. EMCORE’s Fiber Optics segment serves the cable television (CATV), fiber-to-the-premise (FTTP), telecommunications, data and satellite communications, storage area network and, increasingly, the defense and homeland security markets.

Annual revenues increased $25.8 million or 46% to $82.0 million in fiscal 2005 from $56.2 million in fiscal 2004. On a quarterly basis, fiscal 2005 revenues were $17.7 million, $19.0 million, $21.1 million, and $24.2 million compared to fiscal 2004 quarterly revenues of $15.5 million, $14.2 million, $11.9 million, and $14.6 million. Increased sales volume of 10G Ethernet transceiver modules and CATV and FTTX components were the reason for the significant increase in annual revenues. The communications industry in which we participate in continues to be dynamic. The driving factor is the competitive environment that exists between cable operators, telephone companies, and satellite and wireless service providers. Each are rapidly investing capital to deploy a converging multi-service network capable of delivering “triple play services”, i.e. digitalized video, voice and data content, bundled as a service provided by a single communication provider. As a market leader in radio frequency (RF) transmission over fiber products for the CATV industry, EMCORE enables cable companies to offer multiple forms of communications to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other new services (such as HDTV and VOIP). Television is also undergoing a major transformation, as the US government requires television stations to broadcast exclusively in digital format, abandoning the analog format used for decades. Although the transition date for digital transmissions is not expected for several years, the build-out of these television networks has already begun. To support the telephone companies plan to offer competing video, voice and data services through the deployment of new fiber-based systems, EMCORE has developed and maintains customer qualified FTTP components and subsystem products. Our CATV and FTTP products include broadcast analog and digital fiber optic transmitters, quadrature amplitude modulation (QAM) transmitters, video receivers, and passive optical network (PON) transceivers.

As part of our strategy, we are committed to identifying strategic opportunities that either compliment or broaden our markets. In May 2005, EMCORE acquired the analog CATV and RF over fiber specialty businesses from JDS Uniphase Corporation (JDSU). This acquisition is expected to 1) solidify our leadership position in the CATV marketplace; 2) offer an optimal path to higher volume with improved overall product margins; and 3) expand our product line offering while broadening our customer base in the CATV market segment. The CATV product line purchased from JDSU contributed approximately $4.0 million in additional revenues during fiscal 2005.

During fiscal 2005, EMCORE also experienced increased demand for its existing parallel optical products: SNAP-12TM and SmartLinkTM transceivers.  Fiber optics revenue represented 64% and 60% of EMCORE's total revenues in fiscal 2005 and 2004, respectively. Significant customers for the fiber optics product line include: Agilent Technologies, Inc., Alcatel, Aurora Networks, BUPT-GUOAN Broadband, C-Cor Electronics, Cisco, Finisar, Hewlett-Packard Corporation, Intel Corporation, JDSU, Motorola, Network Appliance, Scientific-Atlanta, Inc., Sycamore Networks, Inc., and Tellabs. As a result of successful customer product qualifications and the recent increase in order backlog, annual fiber optics revenues are expected to increase by approximately 20% in fiscal 2006.

Photovoltaics

EMCORE serves the global satellite communications market by providing advanced solar cell products and solar panels. Compound semiconductor solar cells are used to power satellites because they are more resistant to radiation levels in space and convert substantially more power from light, consequently weighing less per unit of power than silicon-based solar cells. These characteristics increase satellite useful life, increase payload capacity, and reduce launch costs. EMCORE’s Photovoltaics segment designs and manufactures multi-junction compound semiconductor solar cells for both commercial and military satellite applications. We currently manufacture and sell one of the most efficient and reliable, radiation resistant advanced triple-junction solar cells in the world, with an average "beginning of life" efficiency of 27.5%. EMCORE is also the only manufacturer to supply true monolithic bypass diodes, for shadow protection, utilizing several EMCORE patented methods. A satellite’s broadcast success and corresponding revenue depend on its power efficiency and its capacity to transmit data. EMCORE also provides covered interconnect cells (CICs) and solar panel lay-down services, giving us the capacity to manufacture complete solar panels. We can provide satellite manufacturers with proven integrated satellite power solutions that considerably improve satellite economics. Satellite manufacturers and solar array integrators rely on EMCORE to meet their satellite power needs with our proven flight heritage. Through well-established partnerships with major satellite manufacturers and a proven manufacturing process, we play a vital role in the evolution of satellite communications around the world.

Annual revenues increased $7.7 million or 30% to $33.4 million in fiscal 2005 from $25.7 million in fiscal 2004. On a quarterly basis, fiscal 2005 revenues were $7.5 million, $7.8 million, $8.8 million, and $9.3 million compared to fiscal 2004 quarterly revenues of $4.5 million, $6.1 million, $6.8 million, and $8.3 million. The increase in revenue was attributable to both increases in solar cell orders and government research contracts.  Government contract revenues for photovoltaics products were $9.4 million and $2.8 million in fiscal years 2005 and 2004, respectively.

The space power generation market continues to depend on government programs as a result of significant sales price erosion for commercial solar products.  Commercial satellite awards decreased from 19 in calendar year 2003 to 13 in calendar year 2004. Commercial satellite awards have increased to 17 through the first 9 months of calendar 2005, representing a modest recovery. There have been indications that the commercial satellite market is improving to some degree as future awards are anticipated for high definition TV, satellite radio and advanced mobile services. Military procurement remains steady, and we are focusing on gaining market share in that area.

EMCORE is presently engaged in a solar cell development and production program for a major US aerospace corporation based on our commercial BTJ photovoltaics technology. The initial phases of this long-term cost reimbursable contract are focused on technology development and manufacturing optimization. Establishment of a volume production capacity for this product is being performed by EMCORE at reduced margins in order to minimize program ramp-up costs for our customer. Over the next 2 to 3 years, the program scope could exceed $40.0 million in development and production revenues.

EMCORE is adapting its high efficiency solar cell product for terrestrial applications. Intended for use with solar concentrator systems, these cells have already been measured at 35% efficiency and further improvements are anticipated. We believe that these systems will be competitive with silicon technologies because they are more efficient than silicon and, therefore, benefit more from concentration than silicon. With energy prices at all time highs, the demand for alternative energy sources continues to gain momentum. The terrestrial solar cell market is currently estimated at $7 billion, growing at a 28% CAGR, and is expected to reach $30 billion by 2010, according to CSLA Asia-Pacific Markets. EMCORE is working with several concentrator systems manufacturers to develop system elements for this product line.

Photovoltaics revenue represented 26% and 28% of EMCORE's total revenues for fiscal 2005 and 2004, respectively. Significant customers for the photovoltaics product line include Boeing, General Dynamics, ISRO, Lockheed Martin, Loral Space Systems. In fiscal 2006, we expect to see increased applications for our solar cells in terrestrial products, as well as in the commercial satellite industry that continues to develop a communications backbone for video, voice and data networks.  As a result, annual photovoltaics revenues are expected to increase by approximately 30% in fiscal 2006.

Electronic Materials & Devices

EMCORE’s RF materials are compound semiconductor wafers used in wireless communications. These materials have a broader bandwidth and superior performance at higher frequencies compared to silicon-based materials. EMCORE’s Electronic Materials and Devices (EMD) segment currently produces both GaAs and GaN based transistor wafers. For GaAs materials, EMD produces 4-inch and 6-inch wafers for three different applications: InGaP hetero-junction bipolar transistors (HBTs), pseudomorphic high electron mobility transistor wafers (pHEMTs), and enhancement-mode pHEMT transistor wafers (E-modes). For GaN materials, EMD produces 2-inch, 3-inch, and 4-inch AlGaN/GaN HEMT materials. Recently, EMCORE has also combined into a single RF structure, InGaP HBT and pHEMT materials (combinational materials).

Revenues from EMCORE’s EMD segment increased $1.0 million or 9% to $12.2 million in fiscal 2005 from $11.2 million in fiscal 2004. On a quarterly basis, fiscal 2005 revenues were $1.8 million, $3.6 million, $3.3 million, and $3.5 million compared to fiscal 2004 quarterly revenues of $3.1 million, $2.9 million, $2.6 million, and $2.6 million. Government contract revenues for EMCORE’s EMD products were $2.4 million and $1.8 million in fiscal years 2005 and 2004, respectively. In the first half of fiscal 2005, development of advanced GaN RF material was funded primarily through government contract programs administered by The Defense Advanced Research Projects Agency (DARPA) and the United States Air Force. EMCORE expects continued funding from contracts during fiscal 2006, with some of this funding transitioning to commercial business. Overall, the market that this segment competes in is highly competitive, raw materials are extremely expensive, and average selling prices have been declining over the past several years. Management anticipates the broader acceptance of GaAs Combinational Materials, and introduction of new GaN RF materials to drive revenue growth in fiscal 2006. Both of these materials are expected to be well utilized by major RF product manufacturers in both infrastructure and wireless devices. EMD’s revenue represented 10% and 12% of EMCORE's total revenues for fiscal 2005 and 2004, respectively. Significant customers for the EMD product line include Anadigics, Inc., Freescale Semiconductor, Inc. (Freescale), RFMD and Triquint. As a result of successful customer product qualifications and the recent increase in order backlog, annual EMD revenues are expected to increase by approximately 20% in fiscal 2006.

Gross Profit

Gross profit increased $13.6 million to $20.9 million in fiscal 2005 from $7.3 million in fiscal 2004. Compared to the prior year, gross margins increased to 16% from 8%. On a segment basis, margins for fiber optics increased from 12% in fiscal 2004 to 18% in fiscal 2005 due to increased revenues and improvement on material costs. Margins for the photovoltaics segment improved from (8%) in fiscal 2004 to 14% in fiscal 2005 due to increased revenues, completion of profitable solar panel contracts and significant improvement on manufacturing metrics and yields. Margins for the EMD segment decreased from 25% in fiscal 2004 to 12% in fiscal 2005 due to declining selling prices and higher raw material and facility costs.

Factors that contributed to the increase in gross profit include the introduction of new products where we were first to market which allowed for favorable pricing, lower unabsorbed overhead variances due to higher revenue levels and favorable product mix shifts. These factors were slightly offset by declining average selling prices, which is a gross profit pressure that is expected to remain for the foreseeable future. Actions designed to improve our gross margins (through product mix improvements, cost reductions associated with product transfers and product rationalization, and yield and quality improvements, among other things) continue to be a principal focus for us.

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

Operating Expenses

Selling, General and Administrative. SG&A expenses increased $3.2 million or 15% to $25.1 million in fiscal 2005 from $21.9 million in fiscal 2004.  This increase is a direct result of acquisition-related charges, costs incurred as we fully implemented the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, the continued investment in personnel strategic to our business, severance charges, and expenses associated with the Company’s April 2005 announcement to consolidate its City of Industry, California location to New Mexico. As a percentage of revenue, SG&A decreased from 24% to 20%. Fiscal 2005 SG&A expense included approximately $0.9 million in severance-related charges and approximately $2.3 million in expenses related to the City of Industry facility. The severance-related charges were provided to 54 employees that were involuntary affected by a reduction in workforce. In fiscal 2004, EMCORE incurred $1.2 million in severance-related charges related to employee termination costs for 110 employees. We intend to continue to aggressively address our SG&A expenses and reduce these expenses as, and when, opportunities arise.

In April 2005, EMCORE announced plans to consolidate solar panel operations into a state-of-the-art facility located in Albuquerque, New Mexico. The establishment of a modern solar panel manufacturing facility, adjacent to the Albuquerque solar cell fabrication operations, should enable superior consistency, as well as reduced manufacturing costs. In connection with this plan, EMCORE’s Photovoltaics operating segment recorded charges consisting of fixed asset disposals totaling $0.4 million and other exit costs totaling approximately $1.9 million for total City of Industry related costs of $2.3 million. Asset disposals relate to equipment that has been abandoned for disposal. Other exit charges relate to consolidation of excess facilities and other costs associated with exiting business activities. All of the City of Industry related charges, except for the asset impairments will result in cash outflows.

In August 2005, EMCORE announced the receipt of a photovoltaic contract valued in excess of $8.0 million. This contract also contains options for several additional sets of solar panels with deliveries through early 2007. As a result of this contract award and the requirement of an accelerated delivery schedule, EMCORE resumed production operations at its City of Industry, California facility to support this new effort. As a result, until the facility closes, EMCORE no longer classifies these expenses as restructuring charges, but includes them in selling, general and administrative expenses and refers to them as City of Industry related charges. Total City of Industry related charges during fiscal 2005 amounted to $2.3 million.  Production operations at the California facility will be discontinued during fiscal 2006 and completely closed by March 2007.

By consolidating operations into a single location, EMCORE Photovoltaics expects to realize annual cost savings in fiscal 2007 and beyond, which will enable us to better compete in the terrestrial and space power markets. New estimates of the projected shutdown costs and timeline remain to be determined at this time, as they depend in part upon whether any of the contractual options described above are exercised by the customer. However, the projected total cost associated with the closure of EMCORE's California solar panel facility is expected to decrease due to a reduction in contract termination costs.

Research and Development.   The semiconductor industry is characterized by rapid changes in process technologies with increasing levels of functional integration. Our R&D efforts have been sharply focused to maintain our technology leadership position by working to improve the quality and attributes of our product lines. We also invest significant resources to develop new products and production technology to expand into new market opportunities by leveraging our existing technology base and infrastructure. Our efforts are focused on designing new proprietary processes and products, on improving the performance of our existing materials, components, and subsystems, and on reducing costs in the product manufacturing process.

R&D expenses decreased $6.1 million or 26% to $17.4 million in fiscal 2005 from $23.5 million in fiscal 2004.  As a percentage of revenue, R&D decreased from 25% to 14%. The primary reason for the annual decrease in R&D expense was the divestiture of product technology. In April 2005, EMCORE divested a R&D project that was focused on gallium nitride (GaN)-based power electronic devices for the power device industry. The new company, Velox Semiconductor Corporation (Velox), raised $6.0 million from various venture capital partnerships. Five EMCORE employees transferred to Velox as full-time personnel and EMCORE contributed intellectual property and equipment, receiving a 19.2% stake in Velox. As of September 30, 2005, the recorded value of EMCORE’s investment in Velox was approximately $1.3 million.

The reduction in annual R&D expense is also due to several new products that were launched during fiscal 2005. We believe that recently completed R&D projects have the potential to greatly improve our competitive position and drive revenue growth in the next few years. Listed below are a couple of examples:

- In the FTTP market, EMCORE has developed an integrated PON transceiver utilizing Ortel’s industry leading video technology. EMCORE’s PON transceiver has been customer qualified and is now in production.

- In the photovoltaics market, EMCORE has developed a high efficiency solar cell product for terrestrial applications. Intended for use in concentrated sunlight, these cells have been measured at greater than 35% efficiency at 500 suns.

As part of the ongoing effort to cut costs, many of our projects are to develop lower cost versions of our existing products and of our existing processes. Also, we have implemented a program to focus research and product development efforts on projects that we expect to generate returns within one year. As a result, EMCORE reduced overall R&D costs as a percentage of revenue without, we believe, jeopardizing future revenue opportunities. In fiscal 2006, management expects R&D to continue to decline as a percentage of revenue as products previously under development are released to production. Our technology and product leadership is an important competitive advantage. Driven by current and anticipate demand, we will continue to invest in new technologies and products that offer our customers increased efficiency, higher performance, improved functionality, and/or higher levels of integration.

Other Income & Expenses

Interest Expense, net. Interest expense, net decreased $1.6 million, or 30%, to $3.8 million in fiscal 2005 from $5.4 million in fiscal 2004. This decrease is primarily due to the retirement of approximately $65.7 million of EMCORE’s subordinated debt through a debt exchange accomplished in February 2004.

Gain From Debt Extinguishment. In February 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of the remaining 2006 Notes for approximately $80.3 million aggregate principal amount of new 5% Convertible Senior Subordinated Notes due May 15, 2011 and approximately 7.7 million shares of EMCORE common stock. As a result of this transaction, EMCORE recorded a net gain from early debt extinguishment of approximately $12.3 million.

Investment Loss. In February 2002, EMCORE purchased $1.0 million of preferred stock of Archcom Technologies, Inc., a venture-funded, start-up optical networking components company that designs, manufactures and markets a series of high performance lasers and photodiodes for datacom and telecom industries. In fiscal 2004, EMCORE chose not to participate in an equity offering at Archcom, which diluted EMCORE’s ownership in half to $0.5 million.

Equity in Net Loss (Income) of GELcore. EMCORE's portion of equity in GELcore decreased $0.9 million to a net loss of approximately $0.1 million in fiscal 2005 from net income of approximately $0.8 million in fiscal 2004. In fiscal 2005, on a quarterly basis, EMCORE's share of GELcore's operating results was $0.4 million, $(0.3) million, $(0.8) million and $0.6 million. In fiscal 2004, on a quarterly basis, EMCORE's share of GELcore's operating results was $0.3 million, $(0.1) million, $0.4 million and $0.2 million. The annual decrease was due to costs associated with the transfer of operations from GELcore’s Lechine, Quebec manufacturing facility to Mexico, which was completed in July 2005. GELcore incurred approximately $1.6 million of costs related to this transfer, of which EMCORE’s share was approximately $0.8 million.

Income Taxes. As a result of its losses, the Company did not incur any income tax expense in either fiscal 2005 or 2004. Realization of the deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2005, the Company had Federal and State tax net operating loss carryforwards of approximately $278.0 million and $176.0 million, respectively, that expire in the years 2006 through 2025. The Company is incorporated in the State of New Jersey, which presently has a moratorium on the use of tax net operating loss carryforwards due to state government budget deficits.

Discontinued Operations. EMCORE sold its TurboDisc capital equipment business in an asset sale in November 2003 to a subsidiary of Veeco Instruments Inc. (Veeco) in a transaction that is valued at up to $80.0 million. The selling price was $60.0 million in cash at closing, with an additional aggregate maximum payout of $20.0 million over the next two years. In March 2005, EMCORE received $13.2 million of earn-out payment from Veeco in connection with its first year of net sales of TurboDisc products. After offsetting this receipt against expenses related to the discontinued operation, EMCORE recorded a net gain from the disposal of discontinued operations of $12.5 million. EMCORE’s maximum second year earn-out payment from Veeco is $6.8 million. Based upon currently available information, EMCORE cannot predict whether it will receive a second year earn-out payment from Veeco because calendar year 2005 revenues from the TurboDisc capital equipment business may not exceed the minimum revenue earn-out threshold. During fiscal 2004, EMCORE recognized a net loss from discontinued operations of $2.0 million and a gain on the disposal of the TurboDisc capital equipment business of $19.6 million. EMCORE does not have any material contingent liabilities resulting from this sale of this business.

Comparison of Fiscal Years Ended September 30, 2004 and 2003

Consolidated Revenue

EMCORE’s consolidated revenue increased $32.8 million or 54% to $93.1 million in fiscal 2004 from $60.3 million in fiscal 2003. All three of EMCORE’s operating segments: Fiber Optics, Photovoltaics and Electronic Materials and Devices, posted revenue increases year over year. On a product line basis, fiber optics revenues increased $23.5 million or 72%, photovoltaic revenues increased $7.5 million or 41%, and revenues from electronic materials and devices increased $1.8 million or 19% from the prior year. International sales accounted for 29% of revenues in fiscal 2004 and 27% in fiscal 2003. Revenue from government contracts decreased $0.6 million to $4.6 million in fiscal 2004 from $5.2 million in fiscal 2003.

Fiber Optics

In fiscal 2004, EMCORE acquired two fiber optics businesses that complement the transceiver module product line. In October 2003, EMCORE acquired Molex Inc.'s 10G Ethernet transceiver business (Molex), and in June 2004, EMCORE purchased Corona Optical Systems, Inc. (Corona), a parallel optics company. In January 2003, EMCORE acquired Agere’s System’s, Inc.’s CATV transmission systems, telecom access, and satellite communication components business, formerly Ortel Corporation (Ortel).

Annual revenues increased $23.5 million or 72% to $56.2 million in fiscal 2004 from $32.7 million in fiscal 2003. On a quarterly basis, fiscal 2004 revenues were $15.5 million, $14.2 million, $11.9 million, and $14.6 million compared to fiscal 2003 quarterly revenues of $2.3 million, $9.7 million, $11.2 million, and $9.5 million. In fiscal 2003, Ortel was part of EMCORE for approximately three quarters. The first quarter of fiscal 2004 experienced an unexpected increase in Ortel sales volumes due to one-time buys from our customers. But the third and fourth quarter were lower due to reduced customer demand. The decrease in revenues in the third quarter of fiscal 2004 was a direct result of a LX4 product launch delay. Supply chain issues caused the delay; specifically, a vendor supplied contaminated material that was not identified until testing of the finished modules. To maintain the integrity of our business and product line, management decided not to ship the finished modules because of the risk of warranty returns. The LX4 product was successfully launched in July 2004. Fiber optics revenue represented 60% and 54% of EMCORE's total revenues in fiscal 2004 and 2003, respectively.

Photovoltaics

Annual revenues increased $7.5 million or 41% to $25.7 million in fiscal 2004 from $18.2 million in fiscal 2003. On a quarterly basis, fiscal 2004 revenues were $4.5 million, $6.1 million, $6.8 million, and $8.3 million compared to fiscal 2003 quarterly revenues of $5.1 million, $5.2 million, $3.0 million, and $4.9 million. Government contract revenues for photovoltaics products were $2.8 million and $2.7 million in fiscal years 2004 and 2003, respectively. The increase in revenue is attributable to the receipt of two significant solar contracts that were delayed from the prior year. Photovoltaics revenue represented 28% and 30% of EMCORE's total revenues for fiscal 2004 and 2003, respectively.

Electronic Materials & Devices

Revenues from the EMD segment increased $1.8 million or 19% to $11.2 million in fiscal 2004 from $9.4 million in fiscal 2003. On a quarterly basis, fiscal 2004 revenues were $3.1 million, $2.9 million, $2.6 million, and $2.6 million compared to fiscal 2003 quarterly revenues of $2.0 million, $2.0 million, $2.7 million, and $2.7 million. Government contract revenues for EMD products were $1.8 million and $2.5 million in fiscal years 2004 and 2003, respectively. The increase in revenues was due in part to EMCORE broadening its relationship with ANADIGICS, Inc. by entering into a preferred supplier agreement in the second quarter of fiscal 2004. EMD’s revenue represented 12% and 16% of EMCORE's total revenues for fiscal 2004 and 2003, respectively.

Gross Profit (Loss)

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

Operating Expenses

Selling, General and Administrative. SG&A expenses increased $0.3 million or 1% to $21.9 million in fiscal 2004 from $21.6 million in fiscal 2003. As a percentage of revenue, SG&A significantly decreased from 36% in fiscal 2003 to 24% in fiscal 2004. In fiscal 2004, EMCORE incurred $1.2 million in severance-related charges related to employee termination costs for 110 employees. In the fourth quarter of fiscal 2004, EMCORE reversed a portion of the professional fees accrual in the amount of $0.5 million, which represented an over-accrued amount based upon information gained directly from the service providers.

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

Gain From Debt Extinguishment. In February 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of 2006 Notes for approximately $80.3 million aggregate principal amount of new 5% Convertible Senior Subordinated Notes due May 15, 2011 and approximately 7.7 million shares of EMCORE common stock. As a result of this transaction, EMCORE recorded a net gain from early debt extinguishment of approximately $12.3 million.

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

Equity in Net Income (Loss) of GELcore. EMCORE's portion of equity in GELcore increased $2.0 million, or 164%, to net income of $0.8 million in fiscal 2004 from a net loss of $1.2 million in fiscal 2003. In fiscal 2004, on a quarterly basis, EMCORE's share of GELcore's operating results was $0.3 million, $(0.1) million, $0.4 million and $0.2 million. In fiscal 2003, on a quarterly basis, EMCORE's share of GELcore's operating results was $(0.5) million, $(0.7) million, $(0.1) million and $0.1 million. This quarterly improvement is associated with increased unit volumes, changes in LED product mix and less manufacturing inefficiencies associated with newer product introductions.

Income Taxes. As a result of its losses, EMCORE did not incur any income tax expense in either fiscal 2004 or 2003.

Quarterly Results of Operations

The following tables present EMCORE’s unaudited results of operations expressed in dollars and as a percentage of revenue for the eight most recently ended quarters. EMCORE believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the consolidated financial statements and notes included elsewhere in this document. EMCORE’s results from operations may vary substantially from quarter to quarter. Accordingly, the operating results for a quarter are not necessarily indicative of results for any subsequent quarter or for the full year. EMCORE has experienced and expects to continue to experience significant fluctuations in quarterly results. See Selected Financial Data under Item 6 for a listing of certain significant transactions that affect the comparability of EMCORE’s operating results and financial condition.

STATEMENTS OF OPERATIONS

(in thousands)	Dec. 31, 2003	Mar. 30, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 30, 2005	June 30, 2005	Sept. 30, 2005

Revenue	$23,125	$23,180	$21,225	$25,539	$26,964	$30,430	$33,234	$36,975
Cost of revenue	19,945	20,499	20,811	24,525	24,889	24,901	26,503	30,453
Gross profit	3,180	2,681	414	1,014	2,075	5,529	6,731	6,522

Operating expenses:
Selling, general & administrative	5,307	5,644	5,723	5,253	5,560	5,127	7,902	6,547
Research and development	6,046	5,714	6,535	5,260	5,059	4,069	4,061	4,240
Total operating expenses	11,353	11,358	12,258	10,513	10,619	9,196	11,963	10,787
Operating loss	(8,173)	(8,677)	(11,844)	(9,499)	(8,544)	(3,667)	(5,232)	(4,265)

Other (income) expenses:
Interest expense, net	1,867	1,486	1,004	1,016	969	953	905	936
Gain from debt extinguishment	-	(12,312)	-	-	-	-	-	-
Investment loss	-	-	-	500	-	-	-	-
Equity in net loss (income) of GELcore	(267)	51	(341)	(232)	(372)	297	778	(591)
Total other expenses (income)	1,600	(10,775)	663	1,284	597	1,250	1,683	345
(Loss) income from continuing operations	(9,773)	2,098	(12,507)	(10,783)	(9,141)	(4,917)	(6,915)	(4,610)

Discontinued operations:
Loss from discontinued operations	(1,697)	(348)	-	-	-	-	-	-
Gain on disposal of discontinued operations	19,584	-	-	-	-	12,476	-	-
Income (loss) from discontinued operations	17,887	(348)	-	-	-	12,476	-	-
Net income (loss)	$8,114	$1,750	$(12,507)	$(10,783)	$(9,141)	$7,559	$(6,915)	$(4,610)

	Dec. 31, 2003	Mar. 30, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 30, 2005	June 30, 2005	Sept. 30, 2005

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	86.2	88.4	98.0	96.0	92.3	81.8	79.7	82.4
Gross profit	13.8	11.6	2.0	4.0	7.7	18.2	20.3	17.6

Operating expenses:
Selling, general & administrative	23.0	24.3	27.0	20.6	20.6	16.8	23.8	17.7
Research and development	26.1	24.7	30.8	20.6	18.8	13.4	12.2	11.5
Total operating expenses	49.1	49.0	57.8	41.2	39.4	30.2	36.0	29.2
Operating loss	(35.3)	(37.4)	(55.8)	(37.2)	(31.7)	(12.0)	(15.7)	(11.6)

Other (income) expenses:
Interest expense, net	8.1	6.5	4.7	3.9	3.6	3.2	2.7	2.5
Gain from debt extinguishment	-	(53.1)	-	-	-	-	-	-
Investment loss	-	-	-	2.0	-	-	-	-
Equity in net loss (income) of GELcore	(1.1)	0.2	(1.6)	(0.9)	(1.4)	1.0	2.4	(1.6)
Total other expenses (income)	7.0	(46.4)	3.1	5.0	2.2	4.2	5.1	0.9
(Loss) income from continuing operations	(42.3)	9.0	(58.9)	(42.2)	(33.9)	(16.2)	(20.8)	(12.5)

Discontinued operations:
Loss from discontinued operations	(7.3)	(1.5)	-	-	-	-	-	-
Gain on disposal of discontinued operations	84.7	-	-	-	-	41.0	-	-
Income (loss) from discontinued operations	77.4	(1.5)	-	-	-	41.0	-
Net income (loss)	35.1%	7.5%	(58.9)%	(42.2)%	(33.9)%	24.8%	(20.8)%	(12.5)%

Liquidity and Capital Resources

Working Capital

As of September 30, 2005 EMCORE had working capital of approximately $39.1 million compared to $58.5 as of September 30, 2004. Cash, cash equivalents, and marketable securities at September 30, 2005 totaled $40.2 million, which reflects a net decrease of $11.4 million for fiscal 2005.

Cash Flow

Net Cash Used For Operations

Net cash used for operations decreased $17.0 million or 53% to $15.3 million in fiscal 2005 from $32.3 million in fiscal 2004. Following is a summary of the major items accounting for the increase in cash used in operations:

For the fiscal years ended September 30, (in thousands)	FY 2005	FY 2004	Favorable (Unfavorable)

Loss from continuing operations	$(25,583)	$(30,965)	$5,382
Adjustments (non cash items):
Depreciation	14,464	15,219	(755)
Gain from debt extinguishment	-	(12,312)	12,312
Other non-cash items	1,579	304	1,275
Cash used in operations, excluding working capital changes and cash used for discontinued operations	(9,540)	(27,754)	18,214
Other adjustments:
Changes in working capital	(5,747)	(366)	(5,381)
Cash used for discontinued operations	-	(4,218)	4,218

Cash used in operations	$(15,287)	$(32,338)	$17,051

Fiscal 2005 changes in working capital include an increase of accounts receivables of $1.6 million, an increase in prepaid and other current assets of $1.1 million, an increase of other assets totaling $1.0 million and a decrease in accounts payable and accrued expenses of $1.6 million Fiscal 2004 changes in working capital include an increase of accounts receivables of $6.2 million, an increase in prepaid and other current assets of $0.6 million, an increase of other assets totaling $0.5 million and an increase in accounts payable, accrued expenses and other liabilities of $7.5 million.

Despite a significant increase in annual revenues, days sales outstanding decreased from 69 days at September 30, 2004 to 62 days at September 30, 2005, due to improved collections. Inventory turnover increased slightly from 6.0 turns at September 30, 2004 to 6.4 turns at September 30, 2005.

The $4.2 million of discontinued operations in fiscal 2004 represents costs incurred on the TurboDisc capital equipment business sold to Veeco in November 2003. EMCORE owned this product line for approximately 35 days in fiscal 2004. As a result, expenses exceeded revenues and a loss was incurred for the period during which EMCORE still owned the TurboDisc business.

Net Cash Provided by Investing Activities

Net cash provided by investing activities decreased by $8.3 million to $14.0 million in fiscal 2005 from $22.3 million in fiscal 2004. Changes in cash flow consisted of:

Divestiture - In November 2003, EMCORE sold its TurboDisc capital equipment business in an asset sale to Veeco in a transaction that is valued at up to $80.0 million. The selling price was $60.0 million in cash at closing, with an additional aggregate maximum payout of $20.0 million over the next two years. In March 2005, EMCORE received $13.2 million of earn-out payment from Veeco in connection with its first year of net sales of TurboDisc products. After offsetting this receipt against expenses related to the discontinued operation, EMCORE recorded a net gain from the disposal of discontinued operations of $12.5 million. EMCORE’s maximum second year earn-out payment from Veeco is $6.8 million. Based upon currently available information, EMCORE cannot predict whether it will receive a second year earn-out payment from Veeco because calendar year 2005 revenues from the TurboDisc capital equipment business may not exceed the minimum revenue earn-out threshold.

Capital expenditures - Capital expenditures increased to $5.4 million in fiscal 2005 from $4.2 million in fiscal 2004. This increase was due in part to our purchase of an uninterruptible power supply system, a power supply that includes a battery to maintain power in the event of a power outage. This unit was installed at our Albuquerque manufacturing facility. As part of our ongoing effort to manage cash, management carefully scrutinizes all significant capital purchases. Management has approved an increase in capital expenditures for fiscal 2006 in order to support the expected increase in annual revenues.

GELcore Investment - An investment in GELcore of approximately $1.5 million was made during fiscal 2005 to support the transfer of operations from Canada to Mexico. No investments were made to GELcore during fiscal 2004.

Other Investments - In October 2004, EMCORE invested $1.0 million in K2 Optronics, Inc., a California-based company specializing in the design and manufacture of external cavity lasers, to strengthen its partnership in designing next-generation long wavelength components for the CATV and FTTP markets. Also, as part of the acquisition of JDSU’s analog CATV and RF over fiber specialty businesses, EMCORE also paid $0.5 million to purchase JDSU's equity interest in K2 Optronics, Inc.

Acquisitions - In October 2003, EMCORE acquired Molex's 10G Ethernet transceiver business for an initial $1.0 million in cash, $1.5 million in cash earn out based upon initial LX4 unit shipments, and future cash earn out payments calculated as a percentage of revenue, ranging from 3.7% to 0.25%, on LX4 product sold through December 2007. In June 2004, EMCORE purchased Corona for $1.2 million in a cash-for-stock merger. As mentioned above, in May 2005, EMCORE acquired the CATV and RF over fiber specialty businesses from JDSU for $1.5 million in cash plus a deferred payment, payable in quarterly installments, associated with EMCORE’s quarterly usage of the acquired JDSU inventory valued between $2.5 million and $3.5 million.

Marketable securities - In fiscal 2005, EMCORE’s net investment in marketable securities decreased by $11.5 million. In fiscal 2004, EMCORE’s net investment in marketable securities increased by $32.2 million (as compared to fiscal 2003) in order to take advantage of higher interest-bearing instruments.

Net Cash Provided By Financing Activities

Net cash provided by financing activities increased $0.4 million to $1.4 million in fiscal 2005 from $1.0 million in fiscal 2004. In fiscal 2004, EMCORE incurred approximately $2.5 million in debt issuance costs associated with the convertible debt exchange. In fiscal 2005, proceeds from the exercise of stock options decreased $1.7 million from the prior year.

Financing Transactions

In May 2001, EMCORE sold $175.0 million of 5% Convertible Subordinated Notes due May 15, 2006 (2006 Notes) in a private placement for resale to qualified institutional buyers. In December 2002, EMCORE purchased $13.2 million principal amount of the notes at prevailing market prices for an aggregate of approximately $6.3 million. In February 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of these remaining 2006 Notes for approximately $80.3 million aggregate principal amount of new 5% Convertible Senior Subordinated Notes due May 15, 2011 (2011 Notes) and approximately 7.7 million shares of EMCORE common stock. The new notes are convertible into EMCORE common stock at a conversion price of $8.06 per share, subject to adjustment under customary anti-dilutive provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share. As a result of this transaction, EMCORE recorded a gain from early debt extinguishment of approximately $12.3 million, decreased annual interest expense by approximately $3.3 million, and reduced debt by approximately $65.7 million.

In November 2005, EMCORE exchanged $14,425,000 aggregate principal amount of EMCORE’s 2006 Notes for $16,580,460 aggregate principal amount of newly issued Convertible Senior Subordinated Notes due May 15, 2011 (New 2011 Notes) pursuant to an Exchange Agreement (Agreement) with Alexandra Global Master Fund Ltd. (Alexandra).  The terms of the New 2011 Notes are identical in all material respects to EMCORE’s 2011 Notes.  The New 2011 Notes are ranked pari passu with the existing 2011 Notes.  The New 2011 Notes will be convertible at any time prior to maturity, unless previously redeemed or repurchased by EMCORE, into the shares of EMCORE common stock, no par value, at the conversion rate of 124.0695 shares of common stock per $1,000 principal amount.  The effective conversion rate is $8.06 per share of common stock, subject to adjustment under customary anti-dilutive provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share.  The 2006 Notes exchanged by Alexandra have been reclassified to long-term debt in the accompanying balance sheets. As a result of this transaction, EMCORE will recognize a non-cash loss in the first quarter of fiscal 2006 related to the early extinguishment of debt.  Furthermore, the 2006 Notes exchanged by Alexandra represented approximately 91.4% of the $15,775,000 total amount of existing 2006 Notes outstanding at the time of the transaction.  EMCORE intends to redeem for cash the remaining $1,350,000 of 2006 Notes on or before the May 15, 2006 maturity date.

EMCORE may continue to repurchase 2006 Notes and/or 2011 Notes through various means, including, but not limited to, one or more open market or privately negotiated transactions in future periods. The timing and amount of repurchase, if any, whether de minimisor material, will depend on many factors, including, but not limited to, the availability of capital, the prevailing market price of the notes, and overall market conditions.

If our cash flow is inadequate to meet our obligations or we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes or our other obligations, we would be in default under the terms thereof. Default under any of the note indentures would permit the holders of the notes to accelerate the maturity of the notes and could cause defaults under future indebtedness we may incur. Any such default would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. In addition, we cannot assure you that we would be able to repay amounts due in respect of the notes if payment of any of the notes were to be accelerated following the occurrence of an event of default as defined in the respective note indentures.

In September 2005, EMCORE entered into a non-recourse receivables purchase agreement (AR Agreement) with Silicon Valley Bank (SVBank).  Under the terms of the AR Agreement, EMCORE from time to time may sell, without recourse, certain accounts receivables to SVBank up to a maximum aggregate outstanding amount of $20.0 million.  The AR Agreement expires on December 31, 2006, unless the term is extended by mutual agreement by all parties. During the quarter ended September 30, 2005, EMCORE sold approximately $2.2 million of account receivables to SVBank.

Contractual Obligations

EMCORE’s contractual obligations over the next five years are summarized in the table below:

As of September 30, 2005 (in millions)	Total	< 1 Year (FY 2006)	1 - 3 Years (FY 2007 to FY 2009)	4 - 5 Years (FY 2010 to FY 2011)	After 5 Years

Convertible Subordinated Notes	$96.0	$1.3	$-	$94.7	$-
Interest on Convertible Subordinated Notes	24.5	4.5	12.0	8.0	-
Operating Leases	9.0	1.8	3.0	1.8	2.4
JDSU Inventory Obligations	3.4	2.4	1.0	-	-
Purchase Obligations	34.5	34.5	-	-	-
Total Contractual Cash Obligations	$167.4	$44.5	$16.0	$104.5	$2.4

Our long-term debt is convertible debt, and therefore may be converted to EMCORE common stock before maturity under certain circumstances. The above-listed JDSU inventory purchase obligation is an estimate. As of September 30, 2005, EMCORE does not have any significant purchase obligations or other long-term liabilities beyond those listed in the table above. EMCORE’s off-balance sheet arrangements consist of operating leases, employment contracts and purchase obligations as described above. In addition, EMCORE guarantees 49% of any amounts borrowed under GELcore’s revolving credit line. As of September 30, 2005, GELcore’s outstanding borrowings were $2.9 million. The maximum borrowing currently permitted under the credit line is $6.2 million.

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

EMCORE CORPORATION
Consolidated Statements of Operations
for the fiscal years ended September 30, 2005, 2004, and 2003
(in thousands, except per share data)

	FY 2005	FY 2004	FY 2003

Revenue	$127,603	$93,069	$60,284
Cost of revenue	106,746	85,780	61,959
Gross profit (loss)	20,857	7,289	(1,675)

Operating expenses:
Selling, general and administrative	25,136	21,927	21,637
Research and development	17,429	23,555	17,002
Total operating expenses	42,565	45,482	38,639

Operating loss	(21,708)	(38,193)	(40,314)

Other (income) expenses:
Interest income	(1,081)	(783)	(1,009)
Interest expense	4,844	6,156	8,288
Gain from debt extinguishment	-	(12,312)	(6,614)
Investment loss	-	500	-
Equity in net loss (income) of GELcore	112	(789)	1,228
Total other expenses (income)	3,875	(7,228)	1,893

Loss from continuing operations	(25,583)	(30,965)	(42,207)

Discontinued operations:
(Loss) income from discontinued operations	-	(2,045)	3,682
Gain on disposal of discontinued operations	12,476	19,584	-

Income from discontinued operations	12,476	17,539	3,682

Net loss	$(13,107)	$(13,426)	$(38,525)

Per share data:
Basic and diluted per share data:
Loss from continuing operations	$(0.54)	$(0.72)	$(1.14)
Income from discontinued operations	0.26	0.41	0.10

Net loss	$(0.28)	$(0.31)	$(1.04)

Weighted average number of shares outstanding used in basic and diluted per share calculations	47,387	43,303	36,999

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Balance Sheets
as of September 30, 2005 and 2004
(in thousands)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$19,525	$19,422
Restricted cash	547	-
Marketable securities	20,650	32,150
Accounts receivable, net	22,633	20,775
Receivables, related parties	4,197	215
Inventory, net	18,348	14,839
Prepaid expenses and other current assets	3,638	2,496

Total current assets	89,538	89,897

Property, plant and equipment, net	56,957	65,354
Goodwill	34,643	33,584
Intangible assets, net	5,347	5,177
Investments in unconsolidated affiliates	12,698	10,003
Receivables, related parties	169	3,754
Other assets, net	6,935	5,474

Total assets	$206,287	$213,243

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,587	$16,064
Accrued expenses and other current liabilities	19,078	15,292
Convertible subordinated notes, current portion	1,350	-

Total current liabilities	36,015	31,356

Convertible subordinated notes	94,701	96,051
Capitalized lease obligation, net of current portion	8	27

Total liabilities	130,724	127,434

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 100,000 shares authorized, 48,023 shares issued and 48,003 outstanding at September 30, 2005; 46,951 shares issued and 46,931 outstanding at September 30, 2004	392,466	389,750
Accumulated deficit	(315,971)	(302,864)
Accumulated other comprehensive loss	-	(111)
Shareholders’ notes receivable	-	(34)
Treasury stock, at cost; 20 shares	(932)	(932)

Total shareholders’ equity	75,563	85,809

Total liabilities and shareholders’ equity	$206,287	$213,243

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Shareholders’ Equity
for the fiscal years ended September 30, 2005, 2004, and 2003
(in thousands)

	Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders Notes Receivable	Treasury Stock	Total Shareholders’ Equity

Balance at October 1, 2002	36,752	$334,051	$(250,913)	$(222)	$(34)	$(932)	$81,950

Net loss			(38,525)				(38,525)
Unrealized loss on marketable securities				(37)			(37)
Translation adjustment				169			169
Comprehensive loss							(38,393)

Stock option exercise	157	285					285
Compensatory stock issuances	309	759					759
Issuance of common stock - Employee Stock Purchase Plan (ESPP)	89	171					171

Balance at September 30, 2003	37,307	335,266	(289,438)	(90)	(34)	(932)	44,772

Net loss			(13,426)				(13,426)
Unrealized loss on marketable securities				4			4
Translation adjustment				(25)			(25)
Comprehensive loss							(13,447)

Stock option exercise	1,328	2,642					2,642
Compensatory stock issuances	230	812					812
Issuance of common stock - ESPP	411	911					911
Subordinated debt exchange	7,655	50,119					50,119

Balance at September 30, 2004	46,931	389,750	(302,864)	(111)	(34)	(932)	85,809

Net loss			(13,107)				(13,107)
Translation adjustment				111			111
Comprehensive loss							(12,996)

Stock option exercise	483	936					936
Compensatory stock issuances	247	774					774
Issuance of common stock - ESPP	342	1,006					1,006
Forgiveness of shareholder note receivable					34		34

Balance at September 30, 2005	48,003	$392,466	$(315,971)	$-	$-	$(932)	$75,563

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the fiscal years ended September 30, 2005, 2004, and 2003
(in thousands)

	FY 2005	FY 2004	FY 2003

Cash flows from operating activities:
Net loss	$(13,107)	$(13,426)	$(38,525)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss (income) from discontinued operations	-	2,045	(3,682)
Recognition of loss on marketable securities	-	(25)	-
Gain on disposal of discontinued operations	(12,476)	(19,584)	-
Gain from debt extinguishment	-	(12,312)	(6,614)
Translation adjustment	-	(25)	169
Depreciation and amortization	14,464	15,219	19,340
Loss on disposal of property, equipment, and other impairment	439	-	-
Provision for doubtful accounts	(302)	(215)	443
Equity in net loss (income) of GELcore	112	(789)	1,228
Compensatory stock issuances	775	812	759
Reduction of note receivable due for services received	521	521	706
Forgiveness of shareholder notes receivable	34	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,556)	(6,190)	(1,953)
Related party receivables	(397)	110	193
Inventory	(59)	(752)	6,639
Prepaid and other current assets	(1,142)	(560)	(779)
Other assets	(978)	(509)	(619)
Accounts payable	(477)	6,543	(12)
Accrued expenses and other current liabilities	(1,138)	992	(1,262)

Total change in operating assets and liabilities	(5,747)	(366)	2,207

Net cash (used for) provided by operating activities of continuing operations	(2,180)	(14,694)	14,556
Net cash (used for) provided by operating activities of discontinued operations	-	(4,218)	5,388

Net cash used for operating activities	(15,287)	(32,338)	(18,581)

Cash flows from investing activities:
Cash proceeds from disposition of discontinued operations	13,197	62,043	-
Purchase of plant and equipment	(5,357)	(4,173)	(2,599)
Investments in unconsolidated affiliates	(1,495)	-	(1,960)
Investments in associated company	(1,000)	-	-
Cash purchase of business, net of cash acquired	(2,821)	(3,386)	(26,450)
Purchase of marketable securities	(13,275)	(49,621)	(34,371)
Sale of marketable securities	24,775	17,475	75,799
Funding of restricted cash	(547)	-	-
Proceeds from disposals of property, plant and equipment	15	-	-
Net cash used for investing activities of discontinued operations	-	-	(164)

Net cash provided by investing activities	13,492	22,338	10,255

Cash flows from financing activities:
Repurchase of convertible subordinated notes	-	(10)	(6,317)
Payments on capital lease obligations	(43)	(60)	(90)
Proceeds from exercise of stock options	936	2,642	285
Proceeds from employee stock purchase plan	1,005	911	171
Convertible debt/equity issuance costs	-	(2,500)	-

Net cash provided by (used for) financing activities	1,898	983	(5,951)

Net increase (decrease) in cash and cash equivalents	103	(9,017)	(14,277)
Cash and cash equivalents, beginning of period	19,422	28,439	42,716

Cash and cash equivalents, end of period	$19,525	$19,422	$28,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$4,803	$7,383	$8,498
Issuance of common stock in conjunction with the subordinated debt exchange	$-	$51,091	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment under capital leases	$-	$37	$-

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE Corporation
Notes to Consolidated Financial Statements
As of September 30, 2005 and 2004,
and for the fiscal years ended September 30, 2005, 2004, and 2003

NOTE 1.  Description of Business.

EMCORE Corporation (EMCORE), a New Jersey corporation established in 1984, offers a broad portfolio of compound semiconductor-based components and subsystems for the broadband, fiber optic, satellite, solar and wireless communications markets. EMCORE has three operating segments: Fiber Optics, Photovoltaics, and Electronic Materials and Devices. Our integrated solutions philosophy embodies state-of-the-art technology, material science expertise, and a shared vision of our customer's goals and objectives to be leaders in the transport of video, voice and data over copper, hybrid fiber/coax (HFC), fiber, satellite, and wireless networks.

EMCORE’s solutions include: optical components and subsystems for fiber-to-the-premise, cable television, and high speed data and telecommunications networks; solar cells, solar panels, and fiber optic ground station links for global satellite communications; and RF transistor materials for high bandwidth wireless communications systems, such as WiMAX and Wi-Fi Internet access and 3G mobile handsets and PDA devices.

Through its joint venture participation in GELcore, LLC, EMCORE plays a vital role in developing and commercializing next-generation High-Brightness LED technology for use in the general and specialty illumination markets.

NOTE 2.  Summary of Significant Accounting Policies.

Principles of Consolidation. The consolidated financial statements include the accounts of EMCORE and all its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior period financial statements have been reclassified to conform to the current year presentation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. EMCORE’s reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Cash and Cash Equivalents. Cash and cash equivalents consist of highly liquid short-term investments purchased with an original maturity of three months or less.

Marketable Securities. Unrealized gains and losses for these securities are excluded from earnings and reported as a separate component of shareholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated statement of operations. Fair values are determined by reference to market prices for securities as quoted based on publicly traded exchanges. The fair value of the debt securities approximate cost. Declines in values that are deemed to be other than temporary are recorded as a component of other (income) expense on the consolidated statement of operations. EMCORE recorded approximately $0.1 million of net realized gains on sales of available-for-sale debt securities during fiscal 2003. There were no net realized gains on sales of available-for-sale debt securities during fiscal 2005 or 2004.

Concentration of Credit Risk. Financial instruments, which may subject EMCORE to a concentration of credit risk, consist primarily of cash and cash equivalents, marketable securities and accounts receivable. EMCORE's cash and cash equivalents consist primarily of money market funds. EMCORE has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. EMCORE has maintained cash balances with certain large creditworthy financial institutions in excess of the $100,000 insured limit of the Federal Deposit Insurance Corporation. On certain occasions, EMCORE performs credit evaluations of its customers' financial condition and generally requires no collateral from its customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment, bad debt write-off experience, and financial review of the customer.

Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, marketable securities, account receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these instruments. The carrying amount of long-term receivables approximates fair value, as the effective rates for these instruments are comparable to market rates at year-end. The carrying amount of investments approximates fair market value. Fair value for investments in privately held companies is estimated based upon one or more of the following: assessment of historical and forecasted financial condition; operating results and cash flows, valuation estimates based on recent rounds of financing, and/or quoted market prices of comparable public companies. As of September 30, 2005 and 2004, the fair market value of the convertible subordinated notes, based on the quoted market prices, approximated $92.8 million and $88.0 million, respectively.

Accounts Receivable. EMCORE regularly evaluates its accounts receivable and accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligation to us. The allowance is based on the age of receivables and a specific identification of receivables considered at risk. EMCORE classifies charges associated with the allowance for doubtful accounts as a SG&A expense. If the financial condition of our customers were to deteriorate, additional allowances may be required.

Inventory. Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method. EMCORE reserves against inventory once it has been determined that: (i) conditions exist that may not allow the inventory to be sold for its intended purpose, (ii) the inventory’s value is determined to be less than cost, (iii) or the inventory is determined to be obsolete. The charge related to inventory reserves is recorded as a cost of revenue. The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where EMCORE sells previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. EMCORE does not track the selling price of individual raw material components that have been previously written off, since such raw material components usually are only a portion of the resultant finished products and related sales price. EMCORE evaluates inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management. We have incurred, and may in the future incur, charges to write-down our inventory. While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet, if market conditions are less favorable than our forecasts, our future sales mix differs from our forecasted sales mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs.

Property, Plant, and Equipment. Property, plant, and equipment are recorded at cost and depreciated on a straight-line basis over the assets’ estimated useful lives, which range from three to forty years. Leasehold improvements are amortized over the lesser of the asset life or the life of the related lease. Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in the consolidated statement of operations.

Valuation of Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. Intangible assets consist primarily of intellectual property acquired and purchased intangible assets. Purchased intangible assets include existing and core technology, trademarks and trade names, and customer contracts. Intangible assets are amortized using the straight-lined method over estimated useful lives ranging from 1 to 5 years. EMCORE evaluates its goodwill and intangible assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. EMCORE last evaluated its goodwill and intangible assets during the quarter ended March 31, 2005. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The determination as to whether a write-down of goodwill or intangible assets is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill or intangible assets are attributed. During fiscal 2005, 2004, and 2003, EMCORE tested for impairment of goodwill on an annual basis and did not record any impairment charges on any goodwill or intangible assets. As part of our quarterly review of financial results, we did not identify any impairment indicators that the carrying value of our goodwill may not be recoverable. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, the fair value of the reporting units was determined by using a valuation technique based on each reporting unit’s weighted average revenue. Based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value.

Valuation of Long-lived Assets. EMCORE reviews long-lived assets on an annual basis or whenever events or circumstances indicate that the assets may be impaired. A long-lived asset is considered impaired when its anticipated undiscounted cash flow is less than its carrying value. In making this determination, EMCORE uses certain assumptions, including, but not limited to: (a) estimates of the fair market value of these assets; and (b) estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that assets will be used in our operations, and estimated salvage values. During fiscal 2005, 2004, and 2003, we recorded no impairment charges on any of EMCORE’s long-lived assets.

Investments. EMCORE accounts for its investment in the GELcore joint venture, a 49% owned company over which it has the ability to exercise significant influence, using the equity method of accounting. Due to the limited availability of timely data, EMCORE occasionally records adjustments to this equity basis investment in the subsequent quarter. EMCORE accounts for similar investments which do not permit us to exert significant influence over the entity in which we are investing by using the cost method of accounting. The recorded amounts generally represent our cost of the investment less any adjustments we make when we determine that an investment’s carrying value is other-than-temporarily impaired. EMCORE periodically reviews these investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, EMCORE writes down the value of the investment to its fair value.

Post-employment Benefits. Post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under SFAS No. 112, Employer’s Accounting for Post-employment Benefits. A liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated.

Revenue Recognition. Revenue is generally recognized upon shipment provided persuasive evidence of a contract exists, (such as when a purchase order or contract is received from a customer), the price is fixed, the product meets its specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. In those few instances where a given sale involves post shipment obligations, formal customer acceptance documents, or subjective rights of return, revenue is not recognized until all post-shipment conditions have been satisfied and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board (FOB) or free carrier alongside (FCA) shipping point, which means that EMCORE fulfills its delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the buyer bears all costs and risks of loss or damage to the goods from that point. In certain cases, EMCORE ships its products cost insurance and freight (CIF). Under this arrangement, revenue is recognized under FCA shipping point terms, but EMCORE pays (and bills the customer) for the cost of shipping and insurance to the customer's designated location. EMCORE accounts for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for its use and title and ownership have transferred to the customer. In rare occurrences, at a customer’s request, EMCORE enters into bill and hold transactions whereby title and risk of loss transfers to the customer, but carriage to the customer does not occur until a specified later date. EMCORE recognizes revenue associated with the sale of product from bill and hold arrangements when the product is complete, ready for delivery, and all bill and hold criteria have been met. There were no bill and hold arrangements as of September 30, 2005, 2004 or 2003.

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

Solar Panel Contracts - EMCORE records revenues from certain solar panel contracts using the percentage-of-completion method. Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract. If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated. EMCORE has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. EMCORE uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. Estimates are revised as additional information becomes available. At September 30, 2005 and 2004, EMCORE's accrued program losses totaled approximately $23,000 and $120,000, respectively.

Government R&D Contracts - R&D contract revenue represents reimbursement by various U.S. government entities, or their contractors, to aid in the development of new technology. The applicable contracts generally provide that EMCORE may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. The R&D contract funding may be based on a cost-plus, cost reimbursement, cost-share, or a firm fixed price arrangement. The amount of funding under each R&D contract is determined based on cost estimates that include both direct and indirect costs. Cost-plus funding is determined based on actual costs plus a set margin. As we incur costs under cost reimbursement type contracts, we record revenue. Contract costs include material, labor, special tooling and test equipment, subcontracting costs, as well as an allocation of indirect costs. For cost-share contracts, the actual costs of performance are divided between the U.S. government and EMCORE based on the R&D contract terms. An R&D contract is considered complete when all significant costs have been incurred, milestones have been reached, and any reporting obligations to the customer have been met. Revenues from government R&D contracts amounted to approximately $11.8 million. $4.6 million and $5.2 million for the years ended September 30, 2005, 2004, and 2003 respectively.

Product Warranty Reserves. EMCORE provides its customers with limited rights of return for non-conforming shipments and warranty claims for certain products. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, EMCORE makes estimates using historical experience rates as a percentage of revenue and accrues estimated warranty expense as a cost of revenue. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods.

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

Earnings Per Share. Basic earnings per share is calculated by dividing net earnings applicable to common stock by the weighted average number of common stock shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if EMCORE’s outstanding stock options were exercised. The effect of outstanding common stock purchase options and warrants, the convertible preferred stock and the convertible subordinated notes have been excluded from the diluted earnings per share calculation since the effect of such securities is anti-dilutive.

Recent Accounting Pronouncements.

FASB Interpretation No. 47
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143. FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligations are conditional on a future event and where an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for conditional asset retirement obligations occurring during fiscal years ending after December 15, 2005. EMCORE does not believe the adoption of this pronouncement on October 1, 2006 will have a material impact on its financial statements.

FAS No. 151
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes that FAS 151 will not have a significant impact on its financial position or results of operations

SFAS No. 154
In June 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. EMCORE does not believe the adoption of this pronouncement on October 1, 2006 will have a material impact on its financial statements.

EITF No. 05-6
In June 2005, the Emerging Issues Task Force (EITF) issued No. 05-6, Determining the Amortization Period for Leasehold Improvements. The pronouncement requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively and EMCORE adopted it during the first quarter of fiscal 2006. EMCORE does not believe this pronouncement will have an impact on its financial statements.

SFAS No. 123(R)
Effective October 1, 2005, the first day of fiscal 2006, EMCORE adopted SFAS No. 123(R), Share-Based Payment (Revised 2004) on a modified prospective basis. As a result, EMCORE will include stock-based compensation costs in its results of operations for the quarter ended December 31, 2005, as more fully described in Note 3 to EMCORE’s consolidated financial statements.

The above listing is not intended to be a comprehensive list of all of our significant accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles (GAAP). There also are areas in which management's judgment in selecting any available alternative would not produce a materially different result.

NOTE 3.  Stock Options and Warrants.

Stock Options.

In accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, as amended, no compensation expense is recorded for stock options or other stock-based awards that are granted to employees with an exercise price equal to or above the common stock price on the grant date. EMCORE accounts for stock-based compensation in accordance with APB 25, and provides the pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. EMCORE computes fair value for this purpose using the Black-Scholes option valuation model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. EMCORE’s options have characteristics significantly different from traded options, and the input assumptions used in the model can materially affect the fair value estimate. The assumptions used in this model to estimate fair value and resulting values are as follows:

Stock Option Plans For the fiscal years ended September 30,	FY 2005	FY 2004	FY 2003

Expected dividend yield	0%	0%	0%
Expected stock price volatility	105%	109%	112%
Risk-free interest rate	3.8%	3.4%	2.8%
Weighted average expected life (in years)	5	5	5

The following table illustrates the effect on the net loss and net loss per share if EMCORE had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

Loss per share For the fiscal years ended September 30, (in thousands)	FY 2005	FY 2004	FY 2003

Net loss	$(13,107)	$(13,426)	$(38,525)
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,927)	(3,476)	(3,339)

Pro forma net loss	$(16,034)	$(16,902)	$(41,864)

Reported net loss per basic and diluted share	$(0.28)	$(0.31)	$(1.04)

Pro forma net loss per basic and diluted share	$(0.34)	$(0.39)	$(1.13)

EMCORE has stock option plans to provide incentives to eligible employees, officers and directors in the form of stock options. Most of the options vest and become exercisable over three to five years and have ten year terms. EMCORE maintains two incentive stock option plans: the 2000 Stock Option Plan (2000 Plan), and the 1995 Incentive and Non Statutory Stock Option Plan (1995 Plan and, together with the 2000 Plan, the Option Plans). The 1995 Plan authorizes the grant of options to purchase up to 2,744,118 shares of EMCORE's common stock. As of September 30, 2005, no options were available for issuance under the 1995 Plan. The 2000 Plan authorizes the grant of options to purchase up to 6,850,000 shares of EMCORE's common stock. As of September 30, 2005, 449,972 options were available for issuance under the 2000 Plan. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

During fiscal 2005, 1,793,900 options were granted pursuant to the 2000 Plan at exercise prices ranging from $1.98 to $5.84 per share. As of September 30, 2005, 2004, and 2003, options with respect to 2,845,544, 2,489,807, and 3,088,389, were exercisable, respectively. The following table summarizes the activity under the Option Plans:

	Shares	Weighted Average Exercise Price

Outstanding as of October 1, 2002	5,006,588	$11.79
Granted	4,181,349	1.87
Exercised	(156,716)	3.14
Cancelled	(3,280,155)	13.28

Outstanding as of September 30, 2003	5,751,066	3.98
Granted	1,920,950	3.03
Exercised	(1,327,819)	1.98
Cancelled	(842,884)	3.47

Outstanding as of September 30, 2004	5,501,313	4.21
Granted	1,793,900	3.23
Exercised	(482,881)	1.94
Cancelled	(646,106)	3.64

Outstanding as of September 30, 2005	6,166,226	$4.16

At September 30, 2005, stock options outstanding were as follows:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Exercisable Options	Weighted Average Exercise Price

<$1	1,920	2.18	1,920	$ 0.23
$1< to <$5	4,770,314	7.99	1,515,522	2.66
$5< to <$10	1,167,152	4.15	1,101,262	6.84
>$10	226,840	4.54	226,840	$ 22.07
	6,166,226		2,845,544

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

Warrants.

 Set forth below is a summary of EMCORE's outstanding warrants at September 30, 2005:

Underlying Security	Exercise Price	Warrants	Expiration Date

Common Stock (1)	$2.16	14,796	August 21, 2006
Common Stock (2)	$15.16 - $31.18	16,739	March 5, 2006 - September 1, 2006

Notes
(1) Issued in connection with EMCORE’s December 1997 acquisition of MicroOptical Devices, Inc.
(2) Issued in connection with EMCORE’s IP agreement with Sandia Laboratories.

NOTE 4.  GELcore Joint Venture.

In January 1999, General Electric Lighting and EMCORE formed GELcore, a joint venture to address the solid-state lighting market with high brightness light emitting diode-based (HB-LED) lighting systems. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid-state lighting. EMCORE has a 49% non-controlling interest in the GELcore venture, and accounts for this investment using the equity method of accounting. Additional investments in GELcore totaled approximately $1.5 million in fiscal 2005. For the years ended September 30, 2005, 2004, and 2003, EMCORE recognized (loss) income of $(0.1) million, $0.8 million, and $(1.2) million, respectively, related to this joint venture, which was recorded as a component of other income and expenses. As of September 30, 2005 and 2004, EMCORE's net investment in this joint venture amounted to approximately $11.4 million and $10.0 million, respectively.

NOTE 5.  Acquisitions.

Fiscal 2004 - In October 2003, EMCORE acquired Molex Inc.'s 10G Ethernet transceiver business (Molex) for an initial $1.0 million in cash, $1.5 million in cash earn out based upon initial LX4 unit volumes, and future cash earnout payments calculated as a percentage of revenue, ranging from 3.7% to 0.25%, on LX4 product sold through December 2007. In June 2004, EMCORE purchased Corona Optical Systems, Inc. (Corona), a parallel optics company, for $1.2 million in a cash-for-stock merger. These acquired businesses are a part of EMCORE's fiber optic operating segment.

Fiscal 2005 - In May 2005, EMCORE acquired the analog cable TV (CATV) and radio frequency (RF) over fiber specialty businesses from JDS Uniphase Corporation (JDSU) for $1.5 million in cash plus a deferred payment, payable in quarterly installments, associated with EMCORE’s quarterly usage of the acquired JDSU inventory valued between $2.5 million and $3.5 million. EMCORE will also pay JDSU a royalty on licensed intellectual property. The acquired business is a part of EMCORE's fiber optic operating segment. The preliminary allocation of the purchase price was based, in part, upon a valuation and estimates, and assumptions are subject to change. The preliminary purchase price was allocated as follows:

JDSU CATV Acquisition - Preliminary Allocation (in thousands)

Inventory	$3,450
Fixed assets	500
Cost investment in K2 Optronics	500
Intangible assets	1,900
Accrued expenses	(4,850)

Total purchase price	$1,500

These transactions were accounted for as purchases in accordance with SFAS No. 141, Business Combinations; therefore, the tangible assets acquired were recorded at fair value on acquisition date. These acquisitions were not significant on a pro-forma basis, and therefore, pro-forma financial statements are not provided. The operating results of the assets acquired are included in the accompanying consolidated statement of operations from the date of acquisition.

NOTE 6.  Divestiture.

In April 2005, EMCORE divested product technology focused on gallium nitride (GaN)-based power electronic devices for the power device industry. The new company, Velox Semiconductor Corporation (Velox), raised $6.0 million from various venture capital partnerships. Five EMCORE employees transferred to Velox as full-time personnel and EMCORE contributed intellectual property and equipment receiving a 19.2% stake in Velox. As of September 30, 2005, the recorded value of EMCORE’s investment in Velox was approximately $1.3 million.

NOTE 7.  Investments.

In addition to the GELcore joint venture and Velox investment mentioned above, in February 2002, EMCORE purchased $1.0 million of preferred stock of Archcom Technology, Inc. (Archcom), a venture-funded, start-up optical networking components company that designs, manufactures, and markets a series of high performance lasers and photodiodes for the datacom and telecom industries. During fiscal 2004, Archcom raised additional capital, but EMCORE did not participate. As a result, we reduced the carrying value of our investment in Archcom by 50%, or $0.5 million and recorded this expense as an investment loss in the statement of operations.

In October 2004, EMCORE invested $1.0 million in K2 Optronics, Inc., a California-based company specializing in the design and manufacture of external cavity lasers, to strengthen our partnership in designing next-generation, high-performance, long-wavelength components on an exclusive basis for the CATV and FTTP markets. As part of the acquisition of JDSU's businesses, EMCORE also paid $0.5 million to purchase JDSU's equity interest in K2 Optronics, Inc.

NOTE 8.  Discontinued Operations.

In November 2003, EMCORE sold its TurboDisc capital equipment business in an asset sale in November 2003 to a subsidiary of Veeco Instruments Inc. (Veeco) in a transaction that is valued at up to $80.0 million. The selling price was $60.0 million in cash at closing, with an additional aggregate maximum payout of $20.0 million over the next two years. In March 2005, EMCORE received $13.2 million of earn-out payment from Veeco in connection with its first year of net sales of TurboDisc products. After offsetting this receipt against expenses related to the discontinued operation, EMCORE recorded a net gain from the disposal of discontinued operations of $12.5 million. EMCORE’s maximum second year earn-out payment from Veeco is $6.8 million. Based upon currently available information, EMCORE cannot predict whether it will receive a second year earn-out payment from Veeco because calendar year 2005 revenues from the TurboDisc capital equipment business may not exceed the minimum revenue earn-out threshold.

NOTE 9.  Severance Expense.

Severance - SG&A expense included approximately $0.9 million and $1.2 million in severance-related charges in fiscal 2005 and 2004, respectively. In fiscal 2005, $0.3 million of severance-related benefits was associated with the reduction of 51 employees related to the closure of the City of Industry, California (COI) facility. Excluding the COI facility closure, EMCORE further reduced its workforce by 39 employees, of whom 29 employees were engaged in manufacturing, 4 employees in SG&A, and 6 employees in R&D. In fiscal 2004, severance-related benefits were provided to 110 employees that were involuntary affected by a reduction in workforce. Severance expense by operating segment is summarized below:

Severance Expense For the fiscal years ended September 30, (in thousands)	FY 2005	FY 2004

Operating Segment:
Fiber Optics	$610	$831
Photovoltaics	230	85
Electronic Materials & Devices	60	240

Total Severance	$900	$1,156

The following table sets forth changes in the severance accrual account, the balance of which is expected to be paid by December 31, 2005.

Severance Accrual (in thousands)

Balance as of October 1, 2003	$24
New charges	1,156
Payments	(658)

Balance as of September 30, 2004	522
New charges	900
Payments	(1,392)

Balance as of September 30, 2005	$30

NOTE 10.  Receivables.

Accounts receivable consisted of the following:

Accounts Receivable, net As of September 30, (in thousands)	2005	2004

Accounts receivable	$21,721	$19,270
Accounts receivable - unbilled	1,240	2,171
Subtotal	22,961	21,441
Allowance for doubtful accounts	(328)	(666)

Total	$22,633	$20,775

The following table summarizes the changes in the allowance for doubtful accounts for the years ended September 30, 2005, 2004 and 2003:

Allowance for Doubtful Accounts As of September 30, (in thousands)	2005	2004	2003

Balance at beginning of year	$666	$1,041	$1,185
Account adjustments	(302)	(215)	443
Write-offs (deductions)	(36)	(160)	(587)

Balance at end of year	$328	$666	$1,041

In September 2005, EMCORE entered into a non-recourse receivables purchase agreement (AR Agreement) with Silicon Valley Bank (SVBank).  Under the terms of the AR Agreement, EMCORE from time to time may sell, without recourse, certain accounts receivables to SVBank up to a maximum aggregate outstanding amount of $20.0 million.  The AR Agreement expires on December 31, 2006, unless the term is extended by mutual agreement by all parties. During the quarter ended September 30, 2005, EMCORE sold approximately $2.2 million of account receivables to SVBank.

Receivables from related parties consisted of the following:

Receivables, Related Parties As of September 30, (in thousands)	2005	2004

Current assets:
GELcore joint venture	$185	$215
Velox	249	-
Employee loans	3,000	-
Employee loans - interest portion	763	-
Subtotal	4,197	215
Long-term assets:
Employee loans	169	3,169
Employee loans - interest portion	-	585
Subtotal	169	3,754

Total	$4,366	$3,969

Employee Loans

From time to time, prior to July 2002, EMCORE has loaned money to certain of its executive officers and directors. Pursuant to due authorization from EMCORE's Board of Directors, EMCORE loaned $3.0 million to the Chief Executive Officer in February 2001. The promissory note matures on February 22, 2006 and bears interest (compounded annually) at a rate of (a) 5.18% per annum through May 23, 2002 and (b) 4.99% from May 24, 2002 through maturity. All interest is payable at maturity. The note is partially secured by a pledge of shares of EMCORE's common stock. Accrued interest at September 30, 2005 totaled approximately $0.8 million.

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

During the first quarter of fiscal 2005, pursuant to due authorization of the Company’s Compensation Committee, EMCORE wrote-off $34,000 of notes receivable that were issued in 1994 to certain EMCORE employees.

NOTE 11.  Inventory, net.

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor and manufacturing overhead costs. The components of inventory consisted of the following:

Inventory, net As of September 30, (in thousands)	2005	2004

Raw materials	$15,482	$9,000
Work-in-process	5,101	4,140
Finished goods	5,911	5,754

Subtotal	26,494	18,894
Less: reserves	(8,146)	(4,055)

Total	$18,348	$14,839

EMCORE recorded write-downs of inventory of $3.7 million and $4.0 million for the years ended September 30, 2005 and 2004, respectively.

NOTE 12.  Property, Plant, and Equipment, net.

Property, plant, and equipment, net, consisted of the following:

Property, Plant, and Equipment, net As of September 30, (in thousands)	2005	2004

Land	$1,502	$1,502
Building and improvements	37,944	37,938
Equipment	71,854	72,094
Furniture and fixtures	5,002	5,002
Leasehold improvements	2,935	2,893
Construction in progress	3,390	1,406
Property and equipment under capital lease	466	466

Subtotal	123,093	121,301
Less: accumulated depreciation and amortization	(66,136)	(55,947)

Total	$56,957	$65,354

At September 30, 2005, minimum future lease payments due under the capital leases are as follows:

Lease Payments (in thousands)

Year ending:
September 30, 2006	$21
September 30, 2007	8

Total minimum lease payments	29
Less: amount representing interest	2

Net minimum lease payments	27
Less: current portion	19

Long-term portion	$8

Depreciation expense on owned property and equipment amounted to approximately $14.5 million, $13.2 million, and $16.8 million in fiscal 2005, 2004, and 2003, respectively. Accumulated amortization on assets accounted under capital leases amounted to approximately $0.4 million as of September 30, 2005 and 2004. In fiscal 2005, EMCORE wrote off $0.4 million of equipment that has been abandoned for disposal.

NOTE 13.  Goodwill and Intangible Assets, net.

The following table sets forth changes in the carrying value of goodwill by reportable segment:

(in thousands)	Fiber Optics	Photovoltaics	Total

Balance as of September 30, 2004	$13,200	$20,384	$33,584
Acquisition - earn out payments	1,059	-	1,059

Balance as of September 30, 2005	$14,259	$20,384	$34,643

The following table sets forth changes in the carrying value of intangible assets by reportable segment:

As of September 30, (in thousands)	2005			2004
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics:
Patents	$368	$(136)	$232	$360	$(61)	$299
Ortel acquired IP	3,274	(1,746)	1,528	3,274	(1,098)	2,176
JDSU acquired IP	1,650	(110)	1,540	-	-	-
Alvesta acquired IP	193	(107)	86	193	(68)	125
Molex acquired IP	558	(223)	335	558	(112)	446
Corona acquired IP	1,000	(267)	733	1,000	(66)	934
Subtotal	7,043	(2,589)	4,454	5,385	(1,405)	3,980

Photovoltaics:
Patents	271	(101)	170	265	(49)	216
Tecstar acquired IP	1,900	(1,350)	550	1,900	(970)	930
Subtotal	2,171	(1,451)	720	2,165	(1,019)	1,146

Electronic Materials & Devices:
Patents	390	(217)	173	235	(184)	51

Total	$9,604	$(4,257)	$5,347	$7,785	$(2,608)	$5,177

Based on the carrying amount of the intangible assets as of September 30, 2005, the estimated future amortization expense is as follows:

Amortization (in thousands)

Period ending:
Year ended September 30, 2006	$1,884
Year ended September 30, 2007	1,485
Year ended September 30, 2008	939
Year ended September 30, 2009	585
Year ended September 30, 2010	272
Thereafter	182

Total future amortization expense	$5,347

NOTE 14.  Accrued Expenses and Other Current Liabilities.

The components of accrued expenses consisted of the following:

Accrued Expenses and Other Current Liabilites As of September 30, (in thousands)	2005	2004

Compensation-related	$4,974	$4,875
Interest	1,814	1,814
Warranty	1,268	2,152
Professional fees	1,082	1,223
Royalty	551	1,554
Acquisition-related	5,006	-
Self insurance	646	1,182
Other	3,737	2,492

Total	$19,078	$15,292

The following table sets forth changes in the product warranty accrual account:

Warranty Reserve (in thousands)

Balance as of October 1, 2003	$2,440
Accruals for warranty expense	1,502
Reversals due to use of liability	(751)
Accrual releases	(1,039)

Balance as of September 30, 2004	2,152
Accruals for warranty expense	432
Reversals due to use of liability	(685)
Accrual releases	(631)

Balance as of September 30, 2005	$1,268

NOTE 15.  Convertible Subordinated Notes.

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

On February 24, 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of its remaining 2006 Notes for approximately $80.3 million aggregate principal amount of new 5% Convertible Senior Subordinated Notes due May 15, 2011 (2011 Notes) and approximately 7.7 million shares of EMCORE common stock. Interest on the 2011 Notes is payable in arrears semiannually on May 15 and November 15 of each year. The notes are convertible into EMCORE common stock at a conversion price of $8.06 per share, subject to adjustment under customary anti-dilutive provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share. As a result of this transaction, EMCORE reduced debt by approximately $65.7 million, recorded a gain from early debt extinguishment of approximately $12.3 million.

For the years ended September 30, 2005, 2004, and 2003, interest expense relating to the notes approximated $4.8 million, $6.1 million, and $8.3 million, respectively.

Subsequent Event
Fiscal 2006:  In November 2005, EMCORE exchanged $14,425,000 aggregate principal amount of EMCORE’s 2006 Notes for $16,580,460 aggregate principal amount of newly issued Convertible Senior Subordinated Notes due May 15, 2011 (New 2011 Notes) pursuant to an Exchange Agreement (Agreement) with Alexandra Global Master Fund Ltd. (Alexandra).  The terms of the New 2011 Notes are identical in all material respects to EMCORE’s 2011 Notes.  The New 2011 Notes are ranked pari passu with the existing 2011 Notes.  The New 2011 Notes will be convertible at any time prior to maturity, unless previously redeemed or repurchased by EMCORE, into the shares of EMCORE common stock, no par value, at the conversion rate of 124.0695 shares of common stock per $1,000 principal amount.  The effective conversion rate is $8.06 per share of common stock, subject to adjustment under customary anti-dilutive provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share.  The 2006 Notes exchanged by Alexandra have been reclassified to long-term debt in the accompanying balance sheets. As a result of this transaction, EMCORE will recognize a non-cash loss in the first quarter of fiscal 2006 related to the early extinguishment of debt.  Furthermore, the 2006 Notes exchanged by Alexandra represented approximately 91.4% of the $15,775,000 total amount of existing 2006 Notes outstanding at the time of the transaction.  EMCORE intends to redeem for cash the remaining $1,350,000 of 2006 Notes on or before the May 15, 2006 maturity date.

NOTE 16.  Commitments and Contingencies.

EMCORE leases certain land, facilities, and equipment under non-cancelable operating leases. All of the leases provide for rental adjustments for increases in base rent (up to specific limits), property taxes, and general property maintenance that would be recorded as rent expense. EMCORE also has subleased a portion of one of its leased facilities to a third party. Net facility and equipment rent expense under such leases amounted to approximately $1.9 million, $2.3 million, and $2.1 million for the years ended September 30, 2005, 2004, and 2003, respectively. Future minimum rental payments under EMCORE's non-cancelable operating leases with an initial or remaining term of one year or more as of September 30, 2005 are as follows:

Operating Leases (in thousands)

Period ending:
September 30, 2006	$1,853
September 30, 2007	1,265
September 30, 2008	858
September 30, 2009	872
September 30, 2010	885
Thereafter	3,276

Total minimum lease payments	$9,009

Future amounts to be received from third parties related to the sublease of certain of EMCORE's facilities are as follows:

Subleases (in thousands)

Period ending:
September 30, 2006	$136

Total minimum lease payments	$136

EMCORE is involved in lawsuits and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations, or cash flows.

NOTE 17.  Income Taxes.

A reconciliation of the income tax provision at the federal statutory rate to the income tax provision at the effective tax rate is as follows:

For the fiscal years ended September 30,	FY 2005	FY 2004	FY 2003

US statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State rate, net of federal benefit	(5.9)	(5.9)	(5.9)
Valuation allowance	39.9	39.9	39.9

Effective tax rate	-%	-%	-%

As a result of its losses, the Company did not incur any income tax expense during the years ended September 30, 2005, 2004 and 2003.

Significant components of the Company’s deferred tax assets are as follows:

For the fiscal years ended September 30, (in thousands)	FY 2005	FY 2004

Deferred tax assets (liabilities):
Federal net operating loss carryforwards	$94,634	$88,799
Research credit carryforwards (state and federal)	2,024	4,124
Inventory reserves	2,751	1,360
Accounts receivable reserves	112	233
Accrued warranty reserve	431	852
State net operating loss carryforwards	15,860	15,277
Investment writedown	4,766	4,766
Other	1,586	1,993
Fixed assets and intangibles	2,256	(3,920)

Total deferred tax assets (liabilities)	124,420	113,484

Valuation Allowance	(124,420)	(113,484)

Net deferred tax asset	$-	$-

Realization of the deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

As of September 30, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $278.0 million, which expire beginning in the year 2007 through 2025. The Company also has state net operating loss carryforwards of approximately $176.0 million, which expire beginning in the year 2006. The Company also has federal and state research and development tax credits of approximately $0.7 million and $2.7 million. The research credits will begin to expire in the year 2006 through 2025.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company is incorporated in the State of New Jersey, which presently limits the use of net operating loss carryforwards due to state government budget deficits.

NOTE 18.  Shareholders’ Equity.

Preferred Stock:  EMCORE’s certificate of incorporation authorizes the Board of Directors to issue up to 5,882,352 shares of preferred stock of EMCORE upon such terms and conditions having such rights, privileges and preferences as the Board of Directors may determine.

Future Issuances:  As of September 30, 2005, EMCORE has reserved a total of 17,024,659 shares of its common stock for future issuances as follows:

Number of Shares

For exercise of outstanding warrants to purchase common stock	31,535
For exercise of outstanding common stock options	6,166,226
For conversion of subordinated notes	10,283,307
For future common stock option awards	449,972
For future issuances to employees under the Employee Stock Purchase Plan	93,619

Total reserved	17,024,659

NOTE 19.  Segment Data and Related Information.

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

The following table sets forth the revenues and percentage of total revenues attributable to each of EMCORE's operating segments for each of the past three fiscal years.

Product Revenues For the fiscal years ended September 30,	FY 2005		FY 2004		FY 2003
(in thousands)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$81,960	64.2%	$56,169	60.4%	$32,658	54.2%
Photovoltaics	33,407	26.2	25,716	27.6	18,196	30.2
Electronic Materials and Devices	12,236	9.6	11,184	12.0	9,430	15.6
Total revenues	$127,603	100.0%	$93,069	100.0%	$60,284	100.0%

The following table sets forth EMCORE's consolidated revenues by geographic region. Revenue was assigned to geographic regions based on the customers’ or contract manufacturers’ shipment locations.

Geographic Revenues For the fiscal years ended September 30,	FY 2005		FY 2004		FY 2003
(in thousands)	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

United States	$107,956	84.6%	$66,485	71.4%	$44,136	73.2%
Asia and South America	13,728	10.8	15,912	17.1	9,018	15.0
Europe	5,919	4.6	10,672	11.5	7,130	11.8
Total revenues	$127,603	100.0%	$93,069	100.0%	$60,284	100.0%

In fiscal 2005, Cisco Systems, Inc. (Cisco) accounted for 19% of our total revenue. In fiscal 2004, Motorola, Inc. (Motorola) and Cisco accounted for 13% and 8% of our total revenue, respectively. In fiscal 2003, Motorola accounted for 14% of total revenue.

The following table set forth operating loss attributable to each EMCORE operating segment.

Operating Loss by Segment For the fiscal years ended September 30, (in thousands)	FY 2005	FY 2004	FY 2003

Operating loss by segment:
Fiber Optics	$(13,681)	$(24,889)	$(19,790)
Photovoltaics	(4,234)	(8,571)	(14,488)
Electronic Materials and Devices	(3,793)	(4,733)	(6,036)
Total operating loss	(21,708)	(38,193)	(40,314)

Other (income) expenses:
Interest expense, net	3,763	5,373	7,279
Gain from debt extinguishment	-	(12,312)	(6,614)
Investment loss	-	500	-
Equity in net loss (income) of GELcore	112	(789)	1,228
Total other expenses (income)	3,875	(7,228)	1,893

Loss from continuing operations	$(25,583)	$(30,965)	$(42,207)

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each operating segment are as follows:

Long-Lived Assets As of September 30, (in thousands)	2005	2004

Fiber Optics	$56,261	$59,802
Photovoltaics	37,861	38,577
Electronic Materials and Devices	2,825	5,736

Total	$96,947	$104,115

NOTE 20.  Employee Benefits.

EMCORE has a savings plan (Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions are made in EMCORE's common stock. For the years ended September 30, 2005, 2004, and 2003, EMCORE contributed approximately $734,000, $739,000, and $701,000, respectively, in common stock to the Savings Plan.

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

The remaining amount of shares reserved for the ESPP are as follows:

Number of Shares

Original amount of shares reserved for the ESPP	1,000,000

Number of shares issued in December 2000 for CY2000	(16,534)
Number of shares issued in December 2001 for CY2001	(48,279)
Number of shares issued in December 2002 for CY2002	(89,180)
Number of shares issued in December 2003 for CY2003	(244,166)
Number of shares issued in June 2004 for first half of CY2004	(166,507)
Number of shares issued in December 2004 for second half of CY2004	(167,546)
Number of shares issued in June 2005 for first half of CY2005	(174,169)

Remaining shares reserved for the ESPP as of September 30, 2005	93,619

NOTE 21.  Quarterly Financial Data (Unaudited).

(in thousands)	Dec. 31, 2003	Mar. 30, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 30, 2005	June 30, 2005	Sept. 30, 2005

Revenue	$23,125	$23,180	$21,225	$25,539	$26,964	$30,430	$33,234	$36,975
Cost of revenue	19,945	20,499	20,811	24,525	24,889	24,901	26,503	30,453
Gross profit	3,180	2,681	414	1,014	2,075	5,529	6,731	6,522

Operating expenses:
Selling, general & administrative	5,307	5,644	5,723	5,253	5,560	5,127	7,902	6,547
Research and development	6,046	5,714	6,535	5,260	5,059	4,069	4,061	4,240
Total operating expenses	11,353	11,358	12,258	10,513	10,619	9,196	11,963	10,787
Operating loss	(8,173)	(8,677)	(11,844)	(9,499)	(8,544)	(3,667)	(5,232)	(4,265)

Other (income) expenses:
Interest expense, net	1,867	1,486	1,004	1,016	969	953	905	936
Gain from debt extinguishment	-	(12,312)	-	-	-	-	-	-
Investment loss	-	-	-	500	-	-	-	-
Equity in net loss (income) of GELcore	(267)	51	(341)	(232)	(372)	297	778	(591)
Total other expenses (income)	1,600	(10,775)	663	1,284	597	1,250	1,683	345
(Loss) income from continuing operations	(9,773)	2,098	(12,507)	(10,783)	(9,141)	(4,917)	(6,915)	(4,610)

Discontinued operations:
Loss from discontinued operations	(1,697)	(348)	-	-	-	-	-	-
Gain on disposal of discontinued operations	19,584	-	-	-	-	12,476	-	-
Income (loss) from discontinued operations	17,887	(348)	-	-	-	12,476	-	-
Net income (loss)	$8,114	$1,750	$(12,507)	$(10,783)	$(9,141)	$7,559	$(6,915)	$(4,610)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of EMCORE Corporation
Somerset, New Jersey

We have audited the accompanying consolidated balance sheets of EMCORE Corporation (the "Company") as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EMCORE Corporation as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
December 14, 2005

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

(b)    Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)    Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2005. Deloitte & Touche LLP has audited this assessment of our internal control over financial reporting; their report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of EMCORE Corporation
Somerset, New Jersey

We have audited management’s assessment, included in Item 9A Controls and Procedures - Report of Management on Internal Control Over Financial Reporting, that EMCORE Corporation (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2005 of the Company and our report dated December 14, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
December 14, 2005

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information regarding our executive officers and directors required by this Item is incorporated by reference to EMCORE’s Definitive Proxy Statement in connection with the 2005 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended September 30, 2005. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

We have adopted a code of ethics entitled the “EMCORE Corporation Code of Business Conduct and Ethics,” which is applicable to all employees, officers, and directors of EMCORE. The full text of our Code of Business Conduct and Ethics is included with the Corporate Governance information available on our website (www.emcore.com).

Item 11.	Executive Compensation.

Information required by this Item is incorporated by reference to the section entitled “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

    (a)(1)    Financial Statements

    (a)(2)    Financial Statement Schedule

The applicable Financial Statement Schedules required under this Item 15(a)(2) are presented in the Company's consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K.

    (a)(3)    Exhibits

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of November 3, 2003, by and among Veeco St. Paul Inc., Veeco Instruments Inc., and Registrant (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed November 18, 2003).

2.2	Purchase Agreement, dated as of May 27, 2005, between JDS Uniphase Corporation and Registrant (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed June 3, 2005).

3.1	Restated Certificate of Incorporation, dated December 21, 2000 (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

3.2	Amended By-Laws, as amended through December 21, 2000 (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

4.1
Indenture, dated as of May 7, 2001, between Registrant and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

4.2	Note, dated as of May 7, 2001, in the amount of $175,000,000 (incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

4.3
Indenture, dated as of February 24, 2004, between Registrant and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

4.4	Note dated as of February 24, 2004, in the amount of $80,276,000 (incorporated by reference to Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

4.5	Note, dated as of November 16, 2005, in the amount of 16,580,460.*

4.6	Indenture, dated as of November 16, 2005, between Registrant and Deutsche Bank Trust Company Americas, as Trustee.*

10.1
Specimen certificate for shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 24, 1997).

10.2
Transaction Agreement dated January 20, 1999 between General Electric Company and Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s Amended Quarterly Report on Form 10-Q/A filed on May 17, 1999). Confidential treatment has been requested by EMCORE for portions of this document. Such portions are indicated by “[*]”.

10.3†	1995 Incentive and Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement on Form S-1 filed on February 6, 1997).

10.4†	1996 Amendment to Option Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on February 6, 1997).

10.5†	MicroOptical Devices 1996 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on February 6, 1998).

10.6†	2000 Stock Option Plan, as amended and restated, effective February 20, 2004 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on August 10, 2004).

10.7†	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on May 18, 2000).

10.8†
Directors’ Stock Award Plan (incorporated herein by reference to Exhibit 99.1 to Registrant’s Original Registration Statement of Form S-8 filed on November 5, 1997), as amended by the Registration Statement on Form S-8 filed on August 10, 2004.

10.9†
Amended and Restated Note, dated as of May 23, 2002 between Registrant and Reuben F. Richards, Jr. (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).

10.10†
Amended and Restated Stock Pledge Agreement, dated as of May 23, 2002 between Registrant and Reuben F. Richards, Jr. (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).

10.11†	Fiscal 2006 Executive Bonus Plan (incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 25, 2005).

10.12†	Terms of Executive Severance Policy (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004).

10.13†	Outside Directors’ Cash Compensation Plan, dated as of October 20, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 25, 2005).

10.14	Non-Recourse Receivables Purchase Agreement, dated as of September 23, 2005, between Registrant and Silicon Valley Bank.*

10.15	Exchange Agreement, dated as of November 10, 2005, by and between Alexandra Global Master Fund Ltd. and Registrant.*

14.1	Code of Ethics for Financial Professionals (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 14, 2005.*

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 14, 2005.*

32.1	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 14, 2005.*

32.2	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 14, 2005.*

__________
* Filed herewith
† Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCORE CORPORATION

Date: December 14, 2005	By:	/s/ Reuben F. Richards, Jr.

Reuben F. Richards, Jr. President and Chief Executive Officer (Principal Executive Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on December 14, 2005.

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
2.1
Asset Purchase Agreement, dated as of November 3, 2003, by and among Veeco St. Paul Inc., Veeco Instruments Inc., and Registrant (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed November 18, 2003).

2.2	Purchase Agreement, dated as of May 27, 2005, between JDS Uniphase Corporation and Registrant (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed June 3, 2005).

3.1	Restated Certificate of Incorporation, dated December 21, 2000 (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

3.2	Amended By-Laws, as amended through December 21, 2000 (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

4.1
Indenture, dated as of May 7, 2001, between Registrant and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

4.2	Note, dated as of May 7, 2001, in the amount of $175,000,000 (incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

4.3
Indenture, dated as of February 24, 2004, between Registrant and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

4.4	Note dated as of February 24, 2004, in the amount of $80,276,000 (incorporated by reference to Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

4.5	Note, dated as of November 16, 2005, in the amount of 16,580,460.*

4.6	Indenture, dated as of November 16, 2005, between Registrant and Deutsche Bank Trust Company Americas, as Trustee.*

10.1
Specimen certificate for shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 24, 1997).

10.2
Transaction Agreement dated January 20, 1999 between General Electric Company and Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s Amended Quarterly Report on Form 10-Q/A filed on May 17, 1999). Confidential treatment has been requested by EMCORE for portions of this document. Such portions are indicated by “[*]”.

10.3†	1995 Incentive and Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement on Form S-1 filed on February 6, 1997).

10.4†	1996 Amendment to Option Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on February 6, 1997).

10.5†	MicroOptical Devices 1996 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on February 6, 1998).

10.6†	2000 Stock Option Plan, as amended and restated, effective February 20, 2004 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed on August 10, 2004).

10.7†	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed on May 18, 2000).

10.8†
Directors’ Stock Award Plan (incorporated herein by reference to Exhibit 99.1 to Registrant’s Original Registration Statement of Form S-8 filed on November 5, 1997), as amended by the Registration Statement on Form S-8 filed on August 10, 2004.

10.9†
Amended and Restated Note, dated as of May 23, 2002 between Registrant and Reuben F. Richards, Jr. (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).

10.10†
Amended and Restated Stock Pledge Agreement, dated as of May 23, 2002 between Registrant and Reuben F. Richards, Jr. (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).

10.11†	Fiscal 2006 Executive Bonus Plan (incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 25, 2005).

10.12†	Terms of Executive Severance Policy (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004).

10.13†	Outside Directors’ Cash Compensation Plan, dated as of October 20, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 25, 2005).

10.14	Non-Recourse Receivables Purchase Agreement, dated as of September 23, 2005, between Registrant and Silicon Valley Bank.*

10.15	Exchange Agreement, dated as of November 10, 2005, by and between Alexandra Global Master Fund Ltd. and Registrant.*

14.1	Code of Ethics for Financial Professionals (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 14, 2005.*

31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 14, 2005.*

32.1	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 14, 2005.*

32.2	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 14, 2005.*

__________
* Filed herewith
† Management contract or compensatory plan