Form 10-Q
period 2005-12-31
EMCORE CORP
filed 2006-02-09
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2005

Commission File Number:  0-22175

EMCORE Corporation
(Exact name of Registrant as specified in its charter)

New Jersey
(State or other jurisdiction of incorporation or organization)

22-2746503
(IRS Employer Identification No.)

145 Belmont Drive, Somerset, NJ  08873
(Address of principal executive offices)

(732) 271-9090
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):    [  ]  Large accelerated filer    [X]  Accelerated filer    [  ]Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]    No  [X]

The number of shares outstanding of the registrant’s no par value common stock as of February 3, 2006 was 49,329,438.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4. CONTROLS AND PROCEDURES.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 5. OTHER INFORMATION.
ITEM 6. EXHIBITS.

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EMCORE CORPORATION
Condensed Consolidated Statements of Operations
For the three months ended December 31, 2005 and 2004
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,
	2005	2004

Revenue	$39,891	$26,964
Cost of revenue	33,055	24,889
Gross profit	6,836	2,075

Operating expenses:
Selling, general and administrative	7,263	5,560
Research and development	4,434	5,059
Total operating expenses	11,697	10,619

Operating loss	(4,861)	(8,544)

Other (income) expenses:
Interest income	(330)	(233)
Interest expense	1,297	1,202
Loss from convertible subordinated notes exchange offer	1,078	-
Equity in net loss of Velox investment	182	-
Equity in net income of GELcore investment	(547)	(372)
Total other expenses	1,680	597

Net loss	$(6,541)	$(9,141)

Per share data

Net loss per basic and diluted share	$(0.14)	$(0.19)

Weighted average number of shares outstanding used in basic and diluted per share calculations	48,181	46,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of December 31, 2005 and September 30, 2005
(in thousands)
(unaudited)

	As of December 31, 2005	As of September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$15,239	$19,525
Restricted cash	645	547
Marketable securities	18,300	20,650
Accounts receivable, net	25,455	22,633
Receivables, related parties	4,437	4,197
Inventory, net	20,441	18,348
Prepaid expenses and other current assets	3,589	3,638

Total current assets	88,106	89,538

Property, plant and equipment, net	55,487	56,957
Goodwill	35,630	34,643
Intangible assets, net	6,951	5,347
Investments in unconsolidated affiliates	13,064	12,698
Receivables, related parties	169	169
Other assets, net	7,093	6,935

Total assets	$206,500	$206,287

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,536	$15,587
Accrued expenses and other current liabilities	16,415	19,078
Convertible subordinated notes, current portion	1,350	1,350

Total current liabilities	37,301	36,015

Convertible subordinated notes	95,797	94,701
Capitalized lease obligation, net of current portion	75	8

Total liabilities	133,173	130,724

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 100,000 shares authorized, 48,653 shares issued and 48,633 shares outstanding at December 31, 2005; 48,023 shares issued and 48,003 shares outstanding at September 30, 2005	396,771	392,466
Accumulated deficit	(322,512)	(315,971)
Treasury stock, at cost; 20 shares	(932)	(932)

Total shareholders’ equity	73,327	75,563

Total liabilities and shareholders’ equity	$206,500	$206,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2005 and 2004
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(6,541)	$(9,141)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	1,130	-
Depreciation and amortization expense	3,050	3,600
Accretion of loss from convertible subordinated notes exchange offer	18	-
Loss on convertible subordinated notes exchange offer	1,078	-
Provision for doubtful accounts	79	15
Equity in net income of equity method investments	(365)	(373)
Compensatory stock issuances	88	181
Reduction of note receivable due for services received	130	130
Total non-cash adjustments	5,208	3,553

Changes in operating assets and liabilities:
Accounts receivable	(2,451)	(115)
Receivables, related parties	(240)	10
Inventory	(1,293)	(1,137)
Prepaid expenses and other current assets	88	389
Other assets	(449)	(82)
Accounts payable	3,479	(1,739)
Accrued expenses and other current liabilities	(3,730)	(2,251)
Total change in operating assets and liabilities	(4,596)	(4,925)

Net cash used for operating activities	(5,929)	(10,513)

Cash flows from investing activities:
Purchase of plant and equipment	(760)	(1,204)
Investment in K2 Optronics	-	(1,000)
Cash purchase of businesses, net of cash acquired	(500)	(1,084)
Purchase of marketable securities	(50)	(6,375)
Funding of restricted cash	(98)	-
Sale of marketable securities	2,400	12,125

Net cash provided by investing activities	992	2,462

Cash flows from financing activities:
Payments on capital lease obligations	(8)	(13)
Proceeds from exercise of stock options	436	73
Proceeds from employee stock purchase plan	326	495
Convertible debt/equity issuance costs	(103)	-

Net cash provided by financing activities	651	555

Net decrease in cash and cash equivalents	(4,286)	(7,496)
Cash and cash equivalents, beginning of period	19,525	19,422

Cash and cash equivalents, end of period	$15,239	$11,926

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,466	$2,402
Issuance of common stock in conjunction with an acquisition	$2,325	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment under capital leases	$70	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to Condensed Consolidated Financial Statements
As of December 31, 2005 and September 30, 2005 and
For the three months ended December 31, 2005 and 2004
(unaudited)

NOTE 1.  Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of EMCORE Corporation and its subsidiaries (EMCORE). All intercompany accounts and transactions have been eliminated. Certain amounts in prior period financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported shareholders’ equity.

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The consolidated balance sheet as of September 30, 2005 has been derived from the audited financial statements as of such date. For a more complete understanding of EMCORE’s financial position, operating results, risk factors and other matters, please refer to EMCORE's Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. EMCORE’s reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

NOTE 2.  Recent Accounting Pronouncements.

Interpretation No. 47 - Effective October 1, 2005, EMCORE adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143. FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligations are conditional on a future event and where an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this pronouncement did not have a material impact on EMCORE’s financial statements.

SFAS No. 151 - Effective October 1, 2005, EMCORE adopted Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this pronouncement did not have a material impact on EMCORE’s financial statements.

SFAS No. 154 - Effective October 1, 2005, EMCORE adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. The adoption of this pronouncement did not have a material impact on EMCORE’s financial statements.

SFAS No. 123(R) - Effective October 1, 2005, EMCORE adopted SFAS No. 123(R), Share-Based Payment (Revised 2004) on a modified prospective basis. As a result, EMCORE included stock-based compensation costs in its results of operations for the quarter ended December 31, 2005, as more fully described in Note 3 to EMCORE’s consolidated financial statements.

NOTE 3.  Stock-based Compensation.

Stock Options

EMCORE has stock option plans to provide incentives to eligible employees, officers and directors in the form of stock options. Most of the options vest and become exercisable over three to five years and have ten-year terms. EMCORE maintains two incentive stock option plans: the 2000 Stock Option Plan (2000 Plan), and the 1995 Incentive and Non- Statutory Stock Option Plan (1995 Plan and, together with the 2000 Plan, the Option Plans). The 1995 Plan authorizes the grant of options to purchase up to 2,744,118 shares of EMCORE's common stock. As of December 31, 2005, no options were available for issuance under the 1995 Plan. The 2000 Plan authorizes the grant of options to purchase up to 6,850,000 shares of EMCORE's common stock. As of December 31, 2005, 248,574 options were available for issuance under the 2000 Plan. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

During the three months ended December 31, 2005, 279,507 options were granted pursuant to the 2000 Plan with a weighted average grant-date fair value of $4.86 per share at exercise prices ranging from $5.18 to $7.32 per share. As of December 31, 2005, 2,848,165 options were exercisable. EMCORE issues new shares of common stock upon exercise of stock options. The following table summarizes the activity under the Option Plans:

	Shares	Weighted Exercise Price	Average Remaining Life	Aggregate Intrinsic Value ($000s)

Outstanding as of October 1, 2003	5,751,066	$3.98
Granted	1,920,950	3.03
Exercised	(1,327,819)	1.98
Cancelled	(842,884)	3.47

Outstanding as of September 30, 2004	5,501,313	4.21
Granted	1,793,900	3.23
Exercised	(482,881)	1.94
Cancelled	(646,106)	3.64

Outstanding as of September 30, 2005	6,166,226	4.16
Granted	279,507	6.35
Exercised	(152,552)	2.85
Cancelled	(75,909)	3.21

Outstanding as of December 31, 2005	6,217,272	$4.30	7.05	$22,941
Exercisable as of December 31, 2005	2,848,165	$5.70	5.12	$8,455
Non-vested as of December 31, 2005	3,369,107	$3.12	8.69	$14,486

As of December 31, 2005 there was $6.2 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Option Plans. This expense is expected to be recognized over a weighted average life of 3.27 years. The total intrinsic value of options exercised during the three months ended December 31, 2005 was $0.6 million.

At December 31, 2005, stock options outstanding were as follows:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

<$1	1,920	1.93	$0.23
$1< to <$5	4,581,973	7.77	2.67
$5< to <$10	1,407,039	5.16	6.79
>$10	226,340	4.29	22.07

	6,217,272	7.05	$4.30

At December 31, 2005, stock options exercisable were as follows:

Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

<$1	1,920	1.93	$0.23
$1< to <$5	1,454,606	5.96	2.12
$5< to <$10	1,165,299	4.24	7.01
>$10	226,340	4.29	22.07

	2,848,165	5.12	$5.70

Subject to shareholder approval, EMCORE’s Board of Directors has approved an increase in the number of shares reserved for issuance under EMCORE’s 2000 Plan. If approved at the February 13, 2006 Annual Meeting of Shareholders, an additional 2.5 million shares would be available for issuance under the 2000 Plan.

Employee Stock Purchase Plan

EMCORE adopted an Employee Stock Purchase Plan (ESPP) in fiscal 2000, which was amended in fiscal 2004. The amendment changed the ESPP plan from a 12-month duration plan to a 6-month duration plan, with new participation periods beginning in January and July of each year. The ESPP provides employees of EMCORE with an opportunity to purchase common stock through payroll deductions. The option price is set at 85% of the market price for EMCORE's common stock on either the first or last day of the participation period, whichever is lower. Contributions are limited to 10% of an employee's compensation. The Board of Directors has reserved 1,000,000 shares of common stock for issuance under the ESPP. The remaining amount of shares reserved for the ESPP is as follows:

Number of Shares

Original amount of shares reserved for the ESPP	1,000,000

Number of shares issued in December 2000 for calendar year 2000	(16,534)
Number of shares issued in December 2001 for calendar year 2001	(48,279)
Number of shares issued in December 2002 for calendar year 2002	(89,180)
Number of shares issued in December 2003 for calendar year 2003	(244,166)
Number of shares issued in June 2004 for first half of calendar year 2004	(166,507)
Number of shares issued in December 2004 for second half of calendar year 2004	(167,546)
Number of shares issued in June 2005 for first half of calendar year 2005	(174,169)
Number of shares issued in December 2005 for second half of calendar year 2005	(93,619)

Remaining shares reserved for the ESPP as of December 31, 2005	-

Subject to shareholder approval, EMCORE’s Board of Directors has approved an increase in the number of shares reserved for issuance under EMCORE’s ESPP.  If approved at the February 13, 2006 Annual Meeting of Shareholders, an additional 1.0 million shares would be available for issuance under the ESPP.

Future Issuances

As of December 31, 2005, EMCORE has reserved a total of 18,837,817 shares of its common stock for future issuances as follows:

Number of Shares

For exercise of outstanding warrants to purchase common stock	31,535
For exercise of outstanding common stock options	6,217,272
For conversion of subordinated notes	12,340,436
For future common stock option awards	248,574

Total reserved	18,837,817

Valuation of Stock-Based Compensation

Effective October 1, 2005, EMCORE adopted SFAS 123(R), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. EMCORE previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.

Periods prior to the adoption of SFAS 123(R) - Prior to the adoption of SFAS 123(R), EMCORE provided the disclosures required under SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. EMCORE did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) since options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if EMCORE had applied the fair value recognition provisions of SFAS 123 to options granted under EMCORE’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the three months ended December 31, 2005 are not presented because stock-based compensation was accounted for under SFAS 123(R)’s fair-value method during this period.

(in thousands, except per share amounts)	Three Months Ended December 31, 2004

Reported net loss	$(9,141)
Less: Pro forma stock-based compensation expense determined under the fair value based method, net of tax	(623)
Pro forma net loss	$(9,764)

Reported net loss per basic and diluted share	$(0.19)
Pro forma net loss per basic and diluted share	$(0.21)

Adoption of SFAS 123(R) - During the three months ended December 31, 2005, EMCORE recorded stock-based compensation cost totaling $1.1 million. Results for prior periods have not been restated. As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The effect of recording stock-based compensation for the three-month period ended December 31, 2005 was as follows:

(in thousands, except per share amounts)	Three Months Ended December 31, 2005

Stock-based compensation expense by award type:
Employee stock options	$1,008
Employee stock purchase plan	122

Total stock-based compensation expense	$1,130

Net effect on net loss	$1,130
Net effect on net loss per basic and diluted share	$(0.02)

The stock-based compensation charge of $1.1 million incurred during the three months ended December 31, 2005 was reported as a separate line item in the operating expense section of the earnings release dated February 1, 2006.  In accordance with US GAAP, the stock-based compensation charge should have been distributed to cost of revenues, SG&A and R&D, based on the recording of cash compensation paid to the same employees in each category. EMCORE revised the reporting of stock-based compensation expense in this Quarterly Report on Form 10-Q.

The stock-based compensation expense of $1.1 million for the three months ended December 31, 2005 has been distributed as follows:

Stock-Based Compensation Expense by Segment For the three months ended December 31, 2005 (in thousands)	COGS	SG&A	R&D	Total

Fiber Optics	$206	$327	$245	$778
Photovoltaics	64	124	28	216
Electronic Materials and Devices	75	33	28	136
Total stock-based compensation expense	$345	$484	$301	$1,130

Valuation Assumptions

EMCORE estimated the fair value of stock options using a Black-Scholes model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

Stock Option Plans For the three months ended December 31,	2005	2004

Expected dividend yield	0%	0%
Expected stock price volatility	103.8 - 105.0%	108.7%
Weighted average price volatility	104.2%	108.7%
Risk-free interest rate	4.25 - 4.55%	3.49%
Expected term (in years)	3.0 - 6.5	5.0

Expected Dividend Yield: The Black-Scholes valuation model calls for a single expected dividend yield as an input. EMCORE has not issued any dividends.

Expected Stock Price Volatility: The fair values of stock based payments were valued using the Black-Scholes valuation method with a volatility factor based on EMCORE’s historical stock prices.

Weighted Average Price Volatility: This is the option share weighted average of the volatility calculated on the grant dates.

Risk-Free Interest Rate: EMCORE bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of EMCORE’s stock-based awards do not correspond with the terms for which interest rates are quoted, EMCORE performed a straight-line interpolation to determine the rate from the available maturities.

Expected Term: EMCORE’s expected term represents the period that EMCORE’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Estimated Pre-vesting Forfeitures: When estimating forfeitures, EMCORE considers voluntary termination behavior as well as future workforce reduction programs.

NOTE 4.  Equity Method Investments.

In January 1999, General Electric Lighting and EMCORE formed GELcore, a joint venture to address the solid-state lighting market with high-brightness light-emitting diode-based (HB-LED) lighting systems. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid-state lighting. EMCORE has a 49% non-controlling interest in the GELcore venture, and accounts for this investment using the equity method of accounting. For the three months ended December 31, 2005 and 2004, EMCORE recognized income of $0.5 million and $0.4 million, respectively, related to this joint venture, which was recorded as a component of other income and expenses. As of December 31, 2005, EMCORE's net investment in this joint venture amounted to approximately $11.9 million.

In April 2005, EMCORE divested product technology focused on gallium nitride (GaN)-based power electronic devices for the power device industry.  The new company, Velox Semiconductor Corporation (Velox), raised $6.0 million from various venture capital partnerships. Five EMCORE employees transferred to Velox as full-time personnel and EMCORE contributed intellectual property and equipment receiving a 19.2% stake in Velox.  As of December 31, 2005, EMCORE accounts for this investment using the equity method of accounting. For the three months ended December 31, 2005, EMCORE recognized a loss of $0.2 million related to Velox, which was recorded as a component of other income and expenses. As of December 31, 2005, EMCORE's net investment in Velox amounted to approximately $1.1 million.

NOTE 5.  Acquisitions.

On November 8, 2005, EMCORE entered into an Asset Purchase Agreement with Phasebridge, Inc., a privately held company located in Pasadena, California. In connection with the asset purchase, based on a 10-trading day weighted average price, EMCORE issued 128,205 shares of EMCORE common stock, no par value, that were valued in the transaction at $0.7 million.  The acquisition included Phasebridge’s products, technical and engineering staff, certain assets and intellectual properties and technologies. On a preliminary basis, the purchase price was allocated as follows: $0.1 million in fixed assets, $0.7 million in intellectual property and $0.1 million in accrued liabilities.

On December 18, 2005, EMCORE entered into an Asset Purchase Agreement with Force, Inc., a privately held company located in Christiansburg, Virginia. In connection with the asset purchase, EMCORE issued 240,000 shares of EMCORE common stock, no par value, with a market value of $1.6 million at the measurement date and $0.5 million in cash. The acquisition included Force’s fiber optic transport and video broadcast products, technical and engineering staff, certain assets and intellectual properties and technologies. On a preliminary basis, the purchase price was allocated as follows: $0.4 million in accounts receivable, $0.8 million in inventory, $0.2 million in fixed assets, $1.2 million in intellectual property, $1.3 million in accounts payable and accrued liabilities and $0.8 million in residual goodwill.

These transactions were accounted for as purchases in accordance with SFAS No. 141, Business Combinations; therefore, the tangible assets acquired were recorded at fair value on the acquisition date. These acquisitions were not significant on a pro-forma basis, and therefore, pro-forma financial statements are not provided. The operating results of the businesses acquired are included in the accompanying consolidated statement of operations from the date of acquisition. The primary areas of the purchase price allocations that are not yet finalized relate to the valuation of inventory, accrued liabilities, intellectual property, and residual goodwill. The acquired businesses are part of EMCORE's Fiber Optics operating segment.

NOTE 6.  Discontinued Operations.

In November 2003, EMCORE sold its TurboDisc capital equipment business in an asset sale in November 2003 to a subsidiary of Veeco Instruments Inc. (Veeco) in a transaction that is valued at up to $80.0 million. The selling price was $60.0 million in cash at closing, with an additional aggregate maximum payout of $20.0 million over the next two years. In March 2005, EMCORE received $13.2 million of earn-out payment from Veeco in connection with its first year of net sales of TurboDisc products. After offsetting this receipt against expenses related to the discontinued operation, EMCORE recorded a net gain from the disposal of discontinued operations of $12.5 million. EMCORE’s maximum second year earn-out payment from Veeco is $6.8 million.  Based upon current available information, EMCORE expects to receive a minimum second year earn-out payment of $1.0 million during the quarter ended March 31, 2006.

NOTE 7.  Receivables.

Accounts receivable consisted of the following:

Accounts Receivable, net (in thousands)	As of December 31, 2005	As of September 30, 2005

Accounts receivable	$23,123	$21,721
Accounts receivable - unbilled	2,758	1,240
Subtotal	25,881	22,961
Allowance for doubtful accounts	(426)	(328)

Total	$25,455	$22,633

In September 2005, EMCORE entered into a non-recourse receivables purchase agreement (AR Agreement) with Silicon Valley Bank (SVBank).  Under the terms of the AR Agreement, EMCORE from time to time may sell, without recourse, certain accounts receivables to SVBank up to a maximum aggregate outstanding amount of $20.0 million.  The AR Agreement expires on December 31, 2006, unless the term is extended by mutual agreement by all parties. In December and September 2005, EMCORE sold approximately $6.0 million and $2.2 million of accounts receivable to SVBank, respectively.

Receivables from related parties consisted of the following:

Receivables, Related Parties (in thousands)	As of December 31, 2005	As of September 30, 2005

Current assets:
GELcore-related	$196	$185
Velox-related	435	249
Employee loans	3,000	3,000
Employee loans - interest portion	806	763

Subtotal	4,437	4,197

Long-term assets:
Employee loans	169	169

Total	$4,606	$4,366

Employee Loans

From time to time, prior to July 2002, EMCORE has loaned money to certain of its executive officers and directors. Pursuant to due authorization from EMCORE's Board of Directors, EMCORE loaned $3.0 million to the Chief Executive Officer in February 2001. The promissory note matures on February 22, 2006 and bears interest (compounded annually) at a rate of (a) 5.18% per annum through May 23, 2002 and (b) 4.99% from May 24, 2002 through maturity. All interest is payable at maturity. The note is partially secured by a pledge of shares of EMCORE's common stock. Accrued interest at December 31, 2005 totaled approximately $0.8 million.

In addition, pursuant to due authorization of EMCORE's Board of Directors, EMCORE loaned $82,000 to the Chief Financial Officer (CFO) of EMCORE in December 1995. This loan does not bear interest and provides for offset of the loan via bonuses payable to the CFO over a period of up to 25 years. The remaining balance relates to $87,260 of loans from EMCORE to an officer (who is not a Named Executive Officer) that were made during 1997 through 2000, and are payable on demand.

During fiscal 2005, pursuant to due authorization of EMCORE’s Compensation Committee, EMCORE wrote-off $34,000 of notes receivable that were issued in 1994 to certain EMCORE employees.

NOTE 8.  Inventory, net.

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor and manufacturing overhead costs. Inventory consisted of the following:

Inventory, net (in thousands)	As of December 31, 2005	As of September 30, 2005

Raw materials	$16,651	$15,482
Work-in-process	4,260	5,101
Finished goods	6,527	5,911
Subtotal	27,438	26,494

Less: reserves	(6,997)	(8,146)

Total	$20,441	$18,348

NOTE 9.  Property, Plant, and Equipment, net.

Property, plant, and equipment consisted of the following:

Property, Plant, and Equipment, net (in thousands)	As of December 31, 2005	As of September 30, 2005

Land	$1,502	$1,502
Building and improvements	38,402	37,944
Equipment	71,754	71,854
Furniture and fixtures	5,002	5,002
Leasehold improvements	2,537	2,935
Construction in progress	4,451	3,390
Property and equipment under capital lease	466	466

Subtotal	124,114	123,093
Less: accumulated depreciation and amortization	(68,627)	(66,136)

Total	$55,487	$56,957

NOTE 10.  Goodwill and Intangible Assets, net.

The following table sets forth changes in the carrying value of goodwill by reportable segment:

(in thousands)	Fiber Optics	Photovoltaics	Total

Balance as of September 30, 2005	$14,259	$20,384	$34,643
Acquisition - Force Inc.	800	-	800
Acquisition - Earn out payments	187	-	187
Balance as of December 31, 2005	$15,246	$20,384	$35,630

The following table sets forth changes in the carrying value of intangible assets by reportable segment:

(in thousands)	As of December 31, 2005			As of September 30, 2005
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics:
Patents	$368	$(146)	$222	$368	$(136)	$232
Ortel acquired IP	3,274	(1,908)	1,366	3,274	(1,746)	1,528
JDSU acquired IP	1,650	(192)	1,458	1,650	(110)	1,540
Alvesta acquired IP	193	(116)	77	193	(107)	86
Molex acquired IP	558	(251)	307	558	(223)	335
Corona acquired IP	1,000	(317)	683	1,000	(267)	733
Phasebridge acquired IP	700	-	700	-	-	-
Force acquired IP	1,200	-	1,200	-	-	-
Subtotal	8,943	(2,930)	6,013	7,043	(2,589)	4,454

Photovoltaics:
Patents	271	(111)	160	271	(101)	170
Tecstar acquired IP	1,900	(1,445)	455	1,900	(1,350)	550
Subtotal	2,171	(1,556)	615	2,171	(1,451)	720

Electronic Materials & Devices:
Patents	552	(229)	323	390	(217)	173

Total	$11,666	$(4,715)	$6,951	$9,604	$(4,257)	$5,347

Based on the carrying amount of the intangible assets, the estimated future amortization expense is as follows:

Amortization Expense (in thousands)

Period ending:
9-month period ended September 30, 2006	$1,816
Year ended September 30, 2007	2,015
Year ended September 30, 2008	1,324
Year ended September 30, 2009	917
Year ended September 30, 2010	624
Thereafter	255
Total future amortization expense	$6,951

NOTE 11.  Accrued Expenses and Other Current Liabilities.

The components of accrued expenses consisted of the following:

Accrued Expenses and Other Current Liabilities (in thousands)	As of December 31, 2005	As of September 30, 2005

Compensation-related	$4,892	$4,974
Interest	628	1,814
Warranty	1,522	1,268
Deferred revenue and customer deposits	2,633	1,539
Professional fees	966	1,082
Royalty	871	551
Acquisition-related	2,949	5,006
Self insurance	765	646
Other	1,189	2,198
Total	$16,415	$19,078

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

Warranty Reserve (in thousands)

Balance as of October 1, 2005	$1,268
Accruals for warranty expense	351
Reversals due to use or expiration of liability	(97)
Balance as of December 31, 2005	$1,522

NOTE 12.  Convertible Subordinated Notes.

In May 2001, EMCORE issued $175.0 million aggregate principal amount of its 5% convertible subordinated notes due in May 2006 (2006 Notes). In December 2002, EMCORE purchased $13.2 million principal amount of the 2006 Notes at prevailing market prices for an aggregate of approximately $6.3 million, resulting in a gain of approximately $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million. In February 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of its remaining 2006 Notes for approximately $80.3 million aggregate principal amount of new 5% Convertible Senior Subordinated Notes due May 15, 2011 (2011 Notes) and approximately 7.7 million shares of EMCORE common stock. Interest on the 2011 Notes is payable in arrears semiannually on May 15 and November 15 of each year. The notes are convertible into EMCORE common stock at a conversion price of $8.06 per share, subject to adjustment under customary anti-dilutive provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share. As a result of this transaction, EMCORE reduced debt by approximately $65.7 million, and recorded a gain from early debt extinguishment of approximately $12.3 million.

In November 2005, EMCORE exchanged $14,425,000 aggregate principal amount of EMCORE’s 2006 Notes for $16,580,460 aggregate principal amount of newly issued Convertible Senior Subordinated Notes due May 15, 2011 (New 2011 Notes) pursuant to an Exchange Agreement (Agreement) with Alexandra Global Master Fund Ltd. (Alexandra).  The terms of the New 2011 Notes are identical in all material respects to EMCORE’s 2011 Notes.  The New 2011 Notes are ranked pari passu with the existing 2011 Notes.  The New 2011 Notes will be convertible at any time prior to maturity, unless previously redeemed or repurchased by EMCORE, into the shares of EMCORE common stock, no par value, at the conversion rate of 124.0695 shares of common stock per $1,000 principal amount.  The effective conversion rate is $8.06 per share of common stock, subject to adjustment under customary anti-dilutive provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share.  As a result of this transaction, EMCORE recognized a non-cash loss of approximately $1.1 million in the first quarter of fiscal 2006. EMCORE will also incur an additional non-cash loss of approximately $1.1 million over the life of the subordinated notes issued to Alexandra, which will be charged as interest expense. Furthermore, the 2006 Notes exchanged by Alexandra represented approximately 91.4% of the $15,775,000 total amount of existing 2006 Notes outstanding at the time of the transaction.  EMCORE intends to redeem for cash the remaining $1,350,000 of 2006 Notes on or before the May 15, 2006 maturity date.

NOTE 13.  Commitments and Contingencies.

EMCORE is involved in lawsuits and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations, or cash flows.

EMCORE guarantees 49% of any amounts borrowed under GELcore’s revolving credit line. As of December 31, 2005, GELcore’s outstanding borrowings were $6.1 million. The maximum borrowing currently permitted under the credit line is approximately $10 million.

As of December 31, 2005, EMCORE had two standby letters of credit totaling $0.6 million.

NOTE 14.  Segment Data and Related Information.

EMCORE offers a broad portfolio of compound semiconductor-based components and subsystems for the broadband, fiber optic, satellite, solar and wireless communications markets. Our integrated solutions philosophy embodies state-of-the-art technology, material science expertise, and a shared vision of our customer's goals and objectives to be leaders in the transport of video, voice and data over copper, hybrid fiber/coax, fiber, satellite, and wireless networks. EMCORE has three operating segments: Fiber Optics, Photovoltaics, and Electronic Materials and Devices:

•
EMCORE's Fiber Optics revenues are derived primarily from sales of optical components and subsystems for cable television (CATV), fiber to the premise (FTTP), enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers, and satellite communications data links.

•	EMCORE's Photovoltaics revenues are derived primarily from the sales of solar power conversion products, including solar cells, covered interconnect solar cells, and solar panels.

•
EMCORE's Electronic Materials and Devices revenues are derived primarily from sales of wireless components, such as radio frequency (RF) materials including hetero-junction bipolar transistors and enhancement-mode pseudomorphic high electron mobility transistors, GaN materials for wireless base stations, and process development technology.

EMCORE evaluates its reportable segments in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. EMCORE’s Chief Executive Officer is EMCORE’s Chief Operating Decision Maker pursuant to SFAS 131, and he allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results and other non-GAAP financial ratios.

The following table sets forth the revenues and percentage of total revenues attributable to each of EMCORE's operating segments for the three months ended December 31, 2005 and 2004.

Revenues by Segment For the three months ended December 31, (in thousands)	2005		2004
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$25,006	62.7%	$17,689	65.6%
Photovoltaics	10,724	26.9	7,448	27.6
Electronic Materials and Devices	4,161	10.4	1,827	6.8
Total revenues	$39,891	100.0%	$26,964	100.0%

The following table sets forth EMCORE's consolidated revenues by geographic region. Revenue was assigned to geographic regions based on the customers’ or contract manufacturers’ shipment locations.

Geographic Revenues For the three months ended December 31, (in thousands)	2005		2004
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$33,938	85.1%	$20,699	76.8%
Asia and South America	5,368	13.4	4,326	16.0
Europe	585	1.5	1,939	7.2
Total revenues	$39,891	100.0%	$26,964	100.0%

For the three months ended December 31, 2005, Cisco Systems, Inc. (Cisco) accounted for 13% and the Boeing Company accounted for 12% of our total revenue. For the three months ended December 31, 2004, Cisco accounted for 26% of our total revenue.

The following table sets forth operating losses attributable to each EMCORE operating segment.

Operating Loss by Segment For the three months ended December 31, (in thousands)	2005	2004

Operating loss by segment:
Fiber Optics	$(2,706)	$(5,236)
Photovoltaics	(1,611)	(1,058)
Electronic Materials and Devices	(544)	(2,250)

Total operating loss	(4,861)	(8,544)

Other (income) expenses:
Interest expense, net	967	969
Loss from convertible subordinated notes exchange offer	1,078	-
Equity in net loss of Velox investment	182	-
Equity in net income of GELcore investment	(547)	(372)

Total other expenses	1,680	597

Net loss	$(6,541)	$(9,141)

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each operating segment are as follows:

Long-Lived Assets (in thousands)	As of December 31, 2005	As of September 30, 2005

Fiber Optics	$57,734	$56,261
Photovoltaics	37,576	37,861
Electronic Materials and Devices	2,758	2,825
Total	$98,068	$96,947

NOTE 15.  Subsequent Events.

On January 12, 2006, EMCORE entered into an Agreement and Plan of Merger (Merger Agreement) with K2 Optronics, Inc. (K2), a privately held company located in Sunnyvale, CA and EMCORE Optoelectronics Acquisition Corporation, a wholly owned subsidiary of EMCORE (Merger Sub).  Pursuant to the Merger Agreement, EMCORE acquired K2 in a transaction in which Merger Sub merged with and into K2, with K2 becoming a wholly owned subsidiary of EMCORE.  EMCORE, an investor in K2, paid approximately $4.1 million in EMCORE common stock, and covered $700,000 in transaction-related expenses, to acquire the remaining part of K2 that EMCORE did not already own. Prior to the transaction EMCORE owned a 13.6% equity interest in K2 as a result of a $1.0 million investment that EMCORE made in K2 in October 2004. In addition, K2 was a supplier to EMCORE of analog external cavity lasers for CATV applications. In connection with the merger, EMCORE issued 548,688 shares of EMCORE common stock, no par value, (based on a 20-trading day weighted average price), to K2’s shareholders.  The offer and sale was made pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (Securities Act), and without registration under the Securities Act, in reliance on the exemption provided thereby.  EMCORE determined that all K2 shareholders qualified as “accredited investors,” as that term is defined under Rule 501 under the Securities Act.  EMCORE relied upon the representations, warranties, and agreements of K2 shareholders, including their agreement with respect to restrictions on resale, in support of the satisfaction of the conditions of such exemption.  EMCORE has agreed to file a shelf registration statement with respect to the resale of the EMCORE shares by no later than June 8, 2006.

Furthermore, in connection with this K2 acquisition, EMCORE and JDSU amended their May 2005 Purchase Agreement relating to EMCORE’s acquisition of JDSU’s analog CATV and RF over fiber specialty businesses.  As a result, JDSU retained its K2 investment (on a pre-merger basis), and repaid $0.5 million to EMCORE.

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

Neither management nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We assume no obligation to update the matters discussed in this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

Company Overview

EMCORE, a New Jersey corporation established in 1984, offers a broad portfolio of compound semiconductor-based components and subsystems for the broadband, fiber optic, satellite, solar and wireless communications markets. EMCORE has three operating segments: Fiber Optics, Photovoltaics, and Electronic Materials and Devices. Our integrated solutions philosophy embodies state-of-the-art technology, material science expertise, and a shared vision of our customer's goals and objectives to be leaders in the transport of video, voice and data over copper, hybrid fiber/coax (HFC), fiber, satellite, and wireless networks.

EMCORE’s solutions include: optical components and subsystems for fiber-to-the-premise (FTTP), cable television (CATV), and high speed data and telecommunications networks; solar cells, solar panels, and fiber optic ground station links for global satellite communications; and radio frequency (RF) transistor materials for high bandwidth wireless communications systems, such as WiMAX and Wi-Fi Internet access and 3G mobile handsets and PDA devices.

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

Management Summary

We are an industry-leading company in the development and manufacture of optoelectronic and high-frequency products.  By leveraging our broad compound semiconductor expertise to provide cost-effective components, subsystems, and systems, we are focused on six key markets:

•	High-speed fiber optics for telephony and Internet core and metro networks;

•	High-speed fiber optics for large enterprise data communications, super computing, and storage area networks;

•	Next-generation CATV and FTTP “triple play” networks;

•	Satellite communications, in space and on the ground;

•	Advanced transistors and amplifiers used in high-bandwidth wireless communications systems, such as WiMAX and Wi-Fi Internet access and 3G mobile handsets and PDA devices; and

•	Solid state lighting for specialty and commercial illumination.

In fiscal 2005, demand for EMCORE's products was driven principally by increased communications bandwidth requirements and by expanded competition between telecommunications carriers, CATV MSOs, and wireless network providers for the delivery of video, voice and data.  We continued our leadership of the 10G Ethernet space, acquired JDSU’s CATV business to expand our leading positions in CATV and specialty fiber products, launched our next-generation FTTP triplexer product, won several major satellite programs, and increased our 3G wireless and base station materials sales by over 50%.

In fiscal 2005, we also significantly exceeded our revenue objectives, expanding the business by more than 37% over the prior year. We also continued our efforts to streamline operations and focus on bottom-line profitability. As a result, we dramatically improved gross margins and achieved positive cash flows from operations in the quarter ended September 30, 2005.

Our primary objectives for fiscal 2006 are to achieve positive operating income during the second half of fiscal 2006 and positive net income by the end of fiscal 2006 (both excluding expenses associated with stock-based compensation); to expand our satellite photovoltaics technologies into the terrestrial solar power markets; to continue our successful growth in digital fiber optics products and technologies; and to expand our defense and government markets activities across all operating segments.

We are operationally focused on driving profitable revenue growth based on our existing product lines, developing or acquiring next-generation technologies and high-margin products for our strategic markets, and continuing our business optimization efforts to manage costs and enhance productivity. While achieving 20-30% annual top-line growth, we intend to remove over $10.0 million in the cost of revenues through material cost reductions, overseas contract manufacturing labor, and product design improvements.

Quarter Developments

On November 8, 2005, EMCORE acquired privately held Phasebridge, Inc. of Pasadena, California, including its specialty products, technologies, and business, through an asset acquisition. The Phasebridge operations have been integrated into the Ortel division of EMCORE, which is located nearby in Alhambra, CA, and the core group of Phasebridge’s technical and engineering staff has joined EMCORE. EMCORE management anticipates that this transaction will increase its projected calendar 2006 revenues by approximately $2.0 million. Founded in 2000, Phasebridge is known as an innovative provider of high performance, high value, miniaturized multi-chip system-in-package optical modules and subsystem solutions for a wide variety of markets, including fiber optic gyroscopes (FOG) for weapons & aerospace guidance, RF over fiber links for device remoting and optical networks, and emerging technologies such as optical RF frequency synthesis and processing and terahertz spectroscopy.

On December 18, 2005, EMCORE acquired privately held Force, Inc. of Christiansburg, Virginia, including its fiber optic transport and video broadcast products, technologies, and intellectual property. EMCORE management anticipates that this transaction will provide approximately $6.0 million of revenue for calendar year 2006, and upon integration will be operationally profitable. EMCORE anticipates continuing production operations in Virginia for a six-month transition period, during which time manufacturing will be consolidated at EMCORE’s existing production locations. The engineering design team will be relocated to a new design center in the Christiansburg, VA area. Founded in 1978, Force specializes in the design, manufacture, and marketing of advanced fiber optic-based signal transport equipment for a wide range of applications including:

•	Broadcast: Multi-format digital, IP and baseband video signal aggregation, processing, and transport;
•	Satellite Communications: Downlinks and uplinks for direct broadcast, CATV distribution, and satellite teleports;
•	Private Video Networks: Intra-studio, studio-to-studio, studio-to-transmitter, and studio-to-headend signal transport; and
•	CATV: High-definition television digital and broadband analog signal transport

Subsequent Events

On January 12, 2006, EMCORE acquired K2 Optronics, Inc. (K2), a privately held company located in Sunnyvale, California. EMCORE management anticipates that sales of K2 products and EMCORE direct modulated transmitters incorporating K2’s lasers will generate approximately $7.0 million of revenue for calendar year 2006 and $14.0 million of revenue for calendar year 2007. EMCORE management believes, that upon integration, K2 will be operationally profitable. EMCORE anticipates continuing design and production operations in K2’s Sunnyvale facility for a six-month transition period, and, thereafter, the engineering design team and prototype production team will be integrated with EMCORE’s Silicon Valley Design Center in Santa Clara, CA. Volume manufacturing is already outsourced to the same overseas contract manufacturer used by EMCORE. Founded in 2000, K2 specializes in designing, developing, and manufacturing analog and digital transmission lasers for the CATV, telecommunications, sensing, and test and measurement industries. K2 was the first company to commercialize the concept of external cavity lasers (ECLs) into industry standard 14 pin butterfly packages. K2’s products are used in the following applications:

•	CATV: Direct modulated analog transmitters for broadcasting transmission over HFC networks;
•	FTTP: Broadcast video overlay for advanced video services;
•	Telecommunications: Access, metro edge, metro transport, long haul, or ultra long haul direct modulated transmitters at speeds of 2.5 Gb/s to 10 Gb/s;
•	Storage Area Networks: Quad rate (4.25 Gb/s) Fibre Channel applications

Furthermore, in connection with this K2 acquisition, EMCORE and JDSU amended their May 2005 Purchase Agreement relating to EMCORE’s acquisition of JDSU’s analog CATV and RF over fiber specialty businesses.  As a result, JDSU retained its K2 investment (on a pre-merger basis), and repaid $0.5 million to EMCORE.

Business Segments, Geographic Revenues and Customers

EMCORE has three operating segments: Fiber Optics, Photovoltaics, and Electronic Materials and Devices:

•
EMCORE's Fiber Optics revenues are derived primarily from sales of optical components and subsystems for CATV, FTTP, enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers and satellite communications data links.

•	EMCORE's Photovoltaics revenues are derived primarily from the sales of solar power conversion products, including solar cells, covered interconnect solar cells, and solar panels.

•
EMCORE's Electronic Materials and Devices revenues are derived primarily from sales of wireless components, such as RF materials including hetero-junction bipolar transistors and enhancement-mode pseudomorphic high electron mobility transistors, GaN materials for wireless base stations, and process development technology.

The following table sets forth the revenues and percentage of total revenues attributable to each of EMCORE's operating segments for the three months ended December 31, 2005 and 2004.

Revenues by Segment For the three months ended December 31, (in thousands)	2005		2004
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$25,006	62.7%	$17,689	65.6%
Photovoltaics	10,724	26.9	7,448	27.6
Electronic Materials and Devices	4,161	10.4	1,827	6.8
Total revenues	$39,891	100.0%	$26,964	100.0%

The following table sets forth EMCORE's consolidated revenues by geographic region. Revenue was assigned to geographic regions based on the customers’ or contract manufacturers’ shipment locations.

Geographic Revenues For the three months ended December 31, (in thousands)	2005		2004
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$33,938	85.1%	$20,699	76.8%
Asia and South America	5,368	13.4	4,326	16.0
Europe	585	1.5	1,939	7.2
Total revenues	$39,891	100.0%	$26,964	100.0%

EMCORE is devoted to working directly with its customers from initial product design, product qualification and manufacturing to product delivery. EMCORE's customer base includes many of the largest semiconductor, telecommunications, data communications, and computer manufacturing companies in the world. For the three months ended December 31, 2005, Cisco Systems, Inc. (Cisco) accounted for 13% and the Boeing Company (Boeing) accounted for 12% of our total revenue. For the three months ended December 31, 2004, Cisco accounted for 26% of our total revenue.

The following table sets forth operating losses attributable to each EMCORE operating segment.

Operating Loss by Segment For the three months ended December 31, (in thousands)	2005	2004

Operating loss by segment:
Fiber Optics	$(2,706)	$(5,236)
Photovoltaics	(1,611)	(1,058)
Electronic Materials and Devices	(544)	(2,250)

Total operating loss	(4,861)	(8,544)

Other (income) expenses:
Interest expense, net	967	969
Loss from convertible subordinated notes exchange offer	1,078	-
Equity in net loss of Velox investment	182	-
Equity in net income of GELcore investment	(547)	(372)

Total other expenses	1,680	597

Net loss	$(6,541)	$(9,141)

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each operating segment are as follows:

Long-Lived Assets (in thousands)	As of December 31, 2005	As of September 30, 2005

Fiber Optics	$57,734	$56,261
Photovoltaics	37,576	37,861
Electronic Materials and Devices	2,758	2,825
Total	$98,068	$96,947

Recent Accounting Pronouncements

Interpretation No. 47 - Effective October 1, 2005, EMCORE adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143. FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligations are conditional on a future event and where an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this pronouncement did not have a material impact on EMCORE’s financial statements.

SFAS No. 151 - Effective October 1, 2005, EMCORE adopted Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this pronouncement did not have a material impact on EMCORE’s financial statements.

SFAS No. 154 - Effective October 1, 2005, EMCORE adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. The adoption of this pronouncement did not have a material impact on EMCORE’s financial statements.

SFAS No. 123(R) - Effective October 1, 2005, EMCORE adopted SFAS No. 123(R), Share-Based Payment (Revised 2004) on a modified prospective basis. As a result, EMCORE included stock-based compensation costs in its results of operations for the quarter ended December 31, 2005, as more fully described in Note 3 to EMCORE’s consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. EMCORE’s reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. EMCORE's most significant estimates relate to accounts receivable, inventory, goodwill, intangibles, other long-lived assets, warranty accruals, revenue recognition, and valuation of stock-based compensation.

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

Inventory. Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method. EMCORE reserves against inventory once it has been determined that: (i) conditions exist that may not allow the inventory to be sold for its intended purpose, (ii) the inventory’s value is determined to be less than cost, (iii) or the inventory is determined to be obsolete. The charge related to inventory reserves is recorded as a cost of revenue. The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where EMCORE sells previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. EMCORE does not track the selling price of individual raw material components that have been previously written down or written off, since such raw material components usually are only a portion of the resultant finished products and related sales price. EMCORE evaluates inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management. We have incurred, and may in the future incur, charges to write-down our inventory. While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet, if market conditions are less favorable than our forecasts, our future sales mix differs from our forecasted sales mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs.

Valuation of Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. Intangible assets consist primarily of intellectual property acquired and purchased intangible assets. Purchased intangible assets include existing and core technology, trademarks and trade names, and customer contracts. Intangible assets are amortized using the straight-lined method over estimated useful lives ranging from 1 to 5 years. EMCORE evaluates its goodwill and intangible assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. EMCORE last evaluated its goodwill and intangible assets during the quarter ended March 31, 2005. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The determination as to whether a write-down of goodwill or intangible assets is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill or intangible assets are attributed. During fiscal 2005, 2004, and 2003, EMCORE tested for impairment of goodwill on an annual basis and did not record any impairment charges on any goodwill or intangible assets. As part of our quarterly review of financial results, we did not identify any impairment indicators that the carrying value of our goodwill may not be recoverable. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the fair value of the reporting units was determined by using a valuation technique based on each reporting unit’s weighted average revenue. Based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value.

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

Revenue Recognition. Revenue is generally recognized upon shipment provided persuasive evidence of a contract exists, (such as when a purchase order or contract is received from a customer), the price is fixed, the product meets its specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. In those few instances where a given sale involves post shipment obligations, formal customer acceptance documents, or subjective rights of return, revenue is not recognized until all post-shipment conditions have been satisfied and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board (FOB) or free carrier alongside (FCA) shipping point, which means that EMCORE fulfills its delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the buyer bears all costs and risks of loss or damage to the goods from that point. In certain cases, EMCORE ships its products cost insurance and freight (CIF). Under this arrangement, revenue is recognized under FCA shipping point terms, but EMCORE pays (and bills the customer) for the cost of shipping and insurance to the customer's designated location. EMCORE accounts for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for its use and title and ownership have transferred to the customer. In rare occurrences, at a customer’s request, EMCORE enters into bill and hold transactions whereby title and risk of loss transfers to the customer, but carriage to the customer does not occur until a specified later date. EMCORE recognizes revenue associated with the sale of product from bill and hold arrangements when the product is complete, ready for delivery, and all bill and hold criteria have been met. There were no bill and hold arrangements as of December 31, 2005.

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

Government R&D Contracts - R&D contract revenue represents reimbursement by various U.S. government entities, or their contractors, to aid in the development of new technology. The applicable contracts generally provide that EMCORE may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the government to practice the inventions for government purposes. The R&D contract funding may be based on a cost-plus, cost reimbursement, cost-share, or a firm-fixed price arrangement. The amount of funding under each R&D contract is determined based on cost estimates that include both direct and indirect costs. Cost-plus funding is determined based on actual costs plus a set margin. As we incur costs under cost reimbursement type contracts, we record revenue. Contract costs include material, labor, special tooling and test equipment, subcontracting costs, as well as an allocation of indirect costs. For cost-share contracts, the actual costs of performance are divided between the U.S. government and EMCORE based on the R&D contract terms. An R&D contract is considered complete when all significant costs have been incurred, milestones have been reached, and any reporting obligations to the customer have been met. Revenues from government R&D contracts amounted to approximately $3.9 million and $1.2 million for the three months ended December 31, 2005 and 2004, respectively.

Stock-Based Compensation. EMCORE estimates the fair value of stock options using a Black-Scholes model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach. The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. EMCORE’s expected term represents the period that EMCORE’s stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on EMCORE’s historical stock prices.

The stock-based compensation charge of $1.1 million incurred during the three months ended December 31, 2005 was reported as a separate line item in the operating expense section of the earnings release dated February 1, 2006.  In accordance with US GAAP, the stock-based compensation charge should have been distributed to cost of revenues, SG&A and R&D, based on the recording of cash compensation paid to the same employees in each category. EMCORE revised the reporting of stock-based compensation expense in this Quarterly Report on Form 10-Q.

The stock-based compensation expense of $1.1 million for the three months ended December 31, 2005 has been distributed as follows:

Stock-Based Compensation Expense by Segment For the three months ended December 31, 2005 (in thousands)	COGS	SG&A	R&D	Total

Fiber Optics	$206	$327	$245	$778
Photovoltaics	64	124	28	216
Electronic Materials and Devices	75	33	28	136
Total stock-based compensation expense	$345	$484	$301	$1,130

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, US GAAP specifically dictates the accounting treatment of a particular transaction. There also are areas in which management's judgment in selecting any available alternative would not produce a materially different result. For complete discussion of our accounting policies and other required US GAAP disclosures, please refer to EMCORE's Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which was filed with the SEC on December 14, 2005.

Results of Operations

The following table sets forth the consolidated statements of operations data of EMCORE expressed as a percentage of total revenues for the three months ended December 31, 2005 and 2004.

Statement of Operations Data For the three months ended December 31,	2005	2004

Revenue	100.0%	100.0%
Cost of revenue	82.9	92.3
Gross profit	17.1	7.7

Operating expenses:
Selling, general and administrative	18.2	20.6
Research and development	11.1	18.8
Total operating expenses	29.3	39.4

Operating loss	(12.2)	(31.7)

Other (income) expenses:
Interest expense, net	2.4	3.6
Loss from convertible subordinated notes exchange offer	2.7	-
Equity in net income from equity method investments	(0.9)	(1.4)
Total other expenses	4.2	2.2

Net loss	(16.4)%	(33.9)%

Comparison of three months ended December 31, 2005 and 2004

Consolidated Revenue

For the three months ended December 31, 2005, EMCORE’s consolidated revenue increased $12.9 million or 48% to $39.9 million from $27.0 million, as reported in the prior year. All three of EMCORE's operating segments: Fiber Optics, Photovoltaics and Electronic Materials and Devices, posted revenue increases year over year. On a product line basis, Fiber Optics revenues increased $7.3 million or 41%, Photovoltaic revenues increased $3.3 million or 44%, and revenues from Electronic Materials and Devices increased $2.3 million or 128% from the prior year. For the three months ended December 31, 2005, international sales decreased $0.3 million or 5%, when compared to the prior year. For the three months ended December 31, 2005, revenue from government contracts increased $2.7 million or 225% to $3.9 million from $1.2 million, as reported in the prior year. As a result of recently acquired businesses, successful customer product qualifications, and current order backlog, consolidated revenue in the quarter ended March 31, 2006 is expected to increase over 30% when compared to the prior year. A comparison of revenue achieved at each of EMCORE’s operating segments follows:

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

EMCORE's Fiber Optics segment provides optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables. Our products enable information that is encoded on light signals to be transmitted, routed (switched) and received in communication systems. EMCORE’s Fiber Optics segment serves the CATV, FTTP, telecommunications, data and satellite communications, storage area network and, increasingly, the defense and homeland security markets.

For the three months ended December 31, 2005, EMCORE’s fiber optic revenues increased $7.3 million or 41% to $25.0 million from $17.7 million, as reported in the prior year. Increased sales volume of CATV, SATCOM, TELECOM and FTTP components were the reason for the significant increase in quarter over quarter revenues. The communications industry in which we participate in continues to be dynamic. The driving factor is the competitive environment that exists between cable operators, telephone companies, and satellite and wireless service providers. Each are rapidly investing capital to deploy a converging multi-service network capable of delivering “triple play services”, i.e. digitalized video, voice and data content, bundled as a service provided by a single communication provider. As a market leader in RF transmission over fiber products for the CATV industry, EMCORE enables cable companies to offer multiple forms of communications to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other new services (such as HDTV and VOIP). Television is also undergoing a major transformation, as the US government requires television stations to broadcast exclusively in digital format, abandoning the analog format used for decades. Although the transition date for digital transmissions is not expected for several years, the build-out of these television networks has already begun. To support the telephone companies plan to offer competing video, voice and data services through the deployment of new fiber-based systems, EMCORE has developed and maintains customer qualified FTTP components and subsystem products. Our CATV and FTTP products include broadcast analog and digital fiber optic transmitters, quadrature amplitude modulation (QAM) transmitters, video receivers, and passive optical network (PON) transceivers. Fiber optics revenue represented 63% and 66% of EMCORE's total revenues for the three months ended December 31, 2005 and 2004, respectively.

Customers for the fiber optics product line include: Agilent Technologies, Inc., Alcatel, Aurora Networks, BUPT-GUOAN Broadband, C-Cor Electronics, Cisco, Finisar, Hewlett-Packard Corporation, Intel Corporation, JDSU, Motorola, Network Appliance, Scientific-Atlanta, Inc., Sycamore Networks, Inc., and Tellabs.

As part of our strategy, we are committed to identifying strategic opportunities that either compliment or broaden our markets. Recent acquisitions include:

•	In May 2005, EMCORE acquired the CATV and RF over fiber specialty businesses from JDSU.

•	In November 2005, EMCORE acquired privately held Phasebridge, Inc. of Pasadena, California.

•	In December 2005, EMCORE acquired privately held Force, Inc. of Christiansburg, Virginia.

•	In January 2006, EMCORE acquired privately held K2 Optronics, Inc. of Sunnyvale, California

These recently acquired companies provide EMCORE with additional products, technologies and businesses that are complimentary to and broaden the markets we operate in.

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

For the three months ended December 31, 2005, EMCORE’s photovoltaic revenues increased $3.3 million or 44% to $10.7 million from $7.4 million, as reported in the prior year. Increased sales volume of solar cells, solar panels, and service revenue from government research contracts were the reason for the significant increase in quarter over quarter revenues. Government contract revenues for photovoltaics products were $3.3 million and $1.0 million for the three months ended December 31, 2005 and 2004, respectively.

The space power generation market continues to depend on government programs as a result of significant sales price erosion for commercial solar products.  Commercial satellite awards decreased from 19 in calendar year 2003 to 13 in calendar year 2004. Commercial satellite awards increased to 18 in calendar 2005, representing a modest recovery. There have been indications that the commercial satellite market is improving to some degree as future awards are anticipated for high definition TV, satellite radio and advanced mobile services. Military procurement remains steady, and we are focusing on gaining market share in that area.

EMCORE is presently engaged in a solar cell development and production program for a major US aerospace corporation based on our commercial BTJ photovoltaics technology. The initial phases of this multi-year cost reimbursable contract are focused on technology development and manufacturing optimization. The current program scope is projected to exceed $40.0 million in development and production revenues over the next several years.

EMCORE is also adapting its high efficiency solar cell product for terrestrial applications. Intended for use with solar concentrator systems, these cells have already been measured at 35% efficiency and further improvements are anticipated. We believe that these systems will be competitive with silicon technologies because they are more efficient than silicon and, therefore, benefit more from concentration than silicon. With energy prices at all time highs, the demand for alternative energy sources continues to gain momentum. The terrestrial solar cell market is currently estimated at $7 billion, growing at a 28% CAGR, and is expected to reach $30 billion by 2010, according to CSLA Asia-Pacific Markets. EMCORE is working with several concentrator systems manufacturers to develop system elements for this product line.

Photovoltaics revenue represented 27% and 28% of EMCORE's total revenues for the three months ended December 31, 2005 and 2004, respectively.  Customers for the photovoltaics product line include Boeing, General Dynamics, the Indian Space Research Organization, Lockheed Martin, and Space Systems/Loral.

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

For the three months ended December 31, 2005, revenues from EMCORE’s EMD segment increased $2.3 million or 128% to $4.1 million from $1.8 million, as reported in the prior year. Government contract revenues for EMCORE’s EMD products were $0.5 million and $0.2 million for the three months ended December 31, 2005 and 2004, respectively. EMCORE expects continued funding from government contracts during fiscal 2006, with some of this funding transitioning to commercial business. Overall, the market that this segment competes in is highly competitive, raw materials are extremely expensive, and average selling prices have been declining over the past several years. Management anticipates the broader acceptance of GaAs combinational materials, and introduction of new GaN RF materials to drive revenue growth in fiscal 2006. Both of these materials are expected to be well utilized by major RF product manufacturers in both infrastructure and wireless devices. EMD’s revenue represented 10% and 7% of EMCORE's total revenues for the three months ended December 31, 2005 and 2004, respectively. Customers for the EMD product line include Anadigics, Inc., Freescale Semiconductor, Inc., RFMD and Triquint.

Gross Profit

For the three months ended December 31, 2005, gross profit increased $4.7 million or 229% to $6.8 million from $2.1 million, as reported in the prior year. Compared to the prior year, gross margins increased to 17% from 8%. For the three months ended December 31, 2005, the improvement of margins was slightly offset by stock-based compensation expense of $0.3 million. On October 1, 2005, EMCORE adopted SFAS No. 123(R) and incurred stock-based compensation costs as more fully described in Note 3 to EMCORE’s consolidated financial statements.  On a segment basis, margins for Fiber Optics increased from 12% to 23% due to the significant increase in CATV component revenues and improvement on material costs. Margins for the Photovoltaics segment increased from 5% to 7% due to increased revenues and improvement on manufacturing metrics and yields. Margins for the EMD segment improved from (22)% to 10% due to increased product revenue.

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

Operating Expenses

Selling, General and Administrative. For the three months ended December 31, 2005, SG&A expenses increased $1.7 million or 31% to $7.3 million from $5.6 million, as reported in the prior year.  This increase in SG&A is a direct result of acquisition-related charges, costs incurred as we fully implemented and successfully completed the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, the continued investment in personnel strategic to our business, and expenses associated with the consolidation of EMCORE’s City of Industry, California location to New Mexico. In addition, SG&A during the three months ended December 31, 2005 included stock-based compensation expense of $0.5 million. As a percentage of revenue, SG&A decreased from 21% to 18%. In the three month period ended December 31, 2004, SG&A expense included approximately $0.5 million in severance-related charges. We intend to continue to aggressively address our SG&A expenses and reduce these expenses as, and when, opportunities arise.

Research and Development.   The semiconductor industry is characterized by rapid changes in process technologies with increasing levels of functional integration. Our R&D efforts have been sharply focused to maintain our technology leadership position by working to improve the quality and attributes of our product lines. We also invest significant resources to develop new products and production technology to expand into new market opportunities by leveraging our existing technology base and infrastructure. Our efforts are focused on designing new proprietary processes and products, on improving the performance of our existing materials, components, and subsystems, and on reducing costs in the product manufacturing process. In addition to using our internal capacity to develop and manufacture products for our target markets, EMCORE continues to expand its portfolio of communication products and technologies through acquisitions.

For the three months ended December 31, 2005, R&D expenses decreased $0.6 million or 12% to $4.4 million from $5.0 million, as reported in the prior year.  As a percentage of revenue, R&D decreased from 19% to 11%. During the three months ended December 31, 2005, R&D included stock-based compensation expense of $0.3 million.

One significant reason for the annual decrease in R&D expense was the divestiture of non-core product technology. In April 2005, EMCORE divested a R&D project that was focused on gallium nitride (GaN)-based power electronic devices for the power device industry; a new company, Velox Semiconductor Corporation (Velox). The reduction in annual R&D expense is also due to several new product launches. We believe that recently completed R&D projects have the potential to greatly improve our competitive position and drive revenue growth in the next few years. Listed below are a couple of examples:

•
In the FTTP market, EMCORE has developed an integrated PON transceiver utilizing Ortel’s industry leading video technology. EMCORE’s PON transceiver has been customer qualified and is now in production.

•
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

Other Income & Expenses

Loss from Convertible Subordinated Notes Exchange Offer. In November 2005, EMCORE exchanged $14,425,000 aggregate principal amount of EMCORE’s 5% convertible subordinated notes due in May 2006 for $16,580,460 aggregate principal amount of newly issued convertible senior subordinated notes due May 15, 2011. As a result of this transaction, EMCORE recognized a non-cash loss of approximately $1.1 million in the first quarter of fiscal 2006 related to the early extinguishment of debt. EMCORE will also incur an additional non-cash loss of approximately $1.1 million over the life of the subordinated notes, which will be charged to interest expense.

Equity in Net Loss of Velox. As of December 31, 2005, EMCORE accounts for its investment in Velox using the equity method of accounting. For the three months ended December 31, 2005, EMCORE recognized a loss of $0.2 million related to Velox, which was recorded as a component of other income and expenses.

Liquidity and Capital Resources

Working Capital

As of December 31, 2005, EMCORE had working capital of approximately $50.8 million compared to $53.5 million as of September 30, 2005. Cash, cash equivalents, and marketable securities at December 31, 2005 totaled $33.5 million, which reflects a net decrease of $6.6 million from September 30, 2005.

Cash Flow

Net Cash Used For Operations

For the three months ended December 31, 2005, net cash used for operations decreased $4.6 million or 44% to $5.9 million from $10.5 million, as reported in the prior year. The following is a summary of the major items accounting for the cash used in operations:

For the three months ended December 31, 2005, significant changes in working capital include an increase in receivables of $2.7 million, an increase in inventory of $1.3 million, an increase in accounts payable of $3.5 million and a decrease in accrued expenses of $3.7 million. For the three months ended December 31, 2004, changes in working capital include an increase of inventory of $1.1 million and a decrease in accounts payable and accrued expenses of $4.0 million.

Net Cash Provided by Investing Activities

For the three months ended December 31, 2005, net cash provided by investing activities decreased by $1.5 million to $1.0 million from $2.5 million, as reported in the prior year. Changes in cash flow during the three months ended December 31, 2005 and 2004 consisted of:

Capital expenditures - During the three months ended December 31, 2005, capital expenditures decreased to $0.8 million from $1.2 million, as reported in the prior year. As part of our ongoing effort to manage cash, management carefully scrutinizes all significant capital purchases.

Investment in K2 - In October 2004, EMCORE made an investment of $1.0 million in K2.

Acquisition - In December 2005, EMCORE acquired Force, Inc. through an asset acquisition for $1.6 million of EMCORE common stock and $0.5 million in cash.

Marketable securities - EMCORE’s net investment in marketable securities decreased by $2.4 million.

Net Cash Provided By Financing Activities

For the three months ended December 31, 2005, net cash provided by financing activities increased $0.1 million to $0.7 million from $0.6 million.

Financing Transactions

In May 2001, EMCORE issued $175.0 million aggregate principal amount of its 5% convertible subordinated notes due in May 2006 (2006 Notes). In December 2002, EMCORE purchased $13.2 million principal amount of the 2006 Notes at prevailing market prices for an aggregate of approximately $6.3 million, resulting in a gain of approximately $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million. In February 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of its remaining 2006 Notes for approximately $80.3 million aggregate principal amount of new 5% convertible senior subordinated notes due May 15, 2011 (2011 Notes) and approximately 7.7 million shares of EMCORE common stock. Interest on the 2011 Notes is payable in arrears semiannually on May 15 and November 15 of each year. The notes are convertible into EMCORE common stock at a conversion price of $8.06 per share, subject to adjustment under customary anti-dilutive provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share. As a result of this transaction, EMCORE reduced debt by approximately $65.7 million, recorded a gain from early debt extinguishment of approximately $12.3 million.

In November 2005, EMCORE exchanged $14,425,000 aggregate principal amount of EMCORE’s 2006 Notes for $16,580,460 aggregate principal amount of newly issued convertible senior subordinated notes due May 15, 2011 (New 2011 Notes) pursuant to an Exchange Agreement (Agreement) with Alexandra Global Master Fund Ltd. (Alexandra).  The terms of the New 2011 Notes are identical in all material respects to EMCORE’s 2011 Notes.  The New 2011 Notes are ranked pari passu with the existing 2011 Notes.  The New 2011 Notes will be convertible at any time prior to maturity, unless previously redeemed or repurchased by EMCORE, into the shares of EMCORE common stock, no par value, at the conversion rate of 124.0695 shares of common stock per $1,000 principal amount.  The effective conversion rate is $8.06 per share of common stock, subject to adjustment under customary anti-dilutive provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share.  As a result of this transaction, EMCORE recognized a non-cash loss of approximately $1.1 million in the first quarter of fiscal 2006 related to the early extinguishment of debt. EMCORE will also incur an additional non-cash loss of approximately $1.1 million over the life of the subordinated notes issued to Alexandra, which will be charged to interest expense. Furthermore, the 2006 Notes exchanged by Alexandra represented approximately 91.4% of the $15,775,000 total amount of existing 2006 Notes outstanding at the time of the transaction.  EMCORE intends to redeem for cash the remaining $1,350,000 of 2006 Notes on or before the May 15, 2006 maturity date.

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

In September 2005, EMCORE entered into a non-recourse receivables purchase agreement (AR Agreement) with Silicon Valley Bank (SVBank).  Under the terms of the AR Agreement, EMCORE from time to time may sell, without recourse, certain accounts receivables to SVBank up to a maximum aggregate outstanding amount of $20.0 million.  The AR Agreement expires on December 31, 2006, unless the term is extended by mutual agreement by all parties. In December and September 2005, EMCORE sold approximately $6.0 million and $2.2 million of accounts receivable to SVBank, respectively.

EMCORE guarantees 49% of any amounts borrowed under GELcore’s revolving credit line. As of December 31, 2005, GELcore’s outstanding borrowings were $6.1 million. The maximum borrowing currently permitted under the credit line is approximately $10 million.

Conclusion

We believe that our current liquidity should be sufficient to meet our cash needs for working capital through the next twelve months. If cash generated from operations and cash on hand are not sufficient to satisfy EMCORE's liquidity requirements, EMCORE will seek to obtain additional equity or debt financing. Additional funding may not be available when needed, or on terms acceptable to EMCORE. If EMCORE is required to raise additional financing and if adequate funds are not available or not available on acceptable terms, our ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on EMCORE's business, financial condition, results of operations, and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to financial market risks, including changes in currency exchange rates, interest rates, and non-marketable equity security prices.  We do not use derivative financial instruments for speculative purposes.

Currency Exchange Rates. Although EMCORE enters into transactions denominated in foreign currencies from time to time, the total amount of such transactions is not material. Accordingly, fluctuations in foreign currency values would not have a material adverse effect on our future financial condition or results of operations. However, some of our foreign suppliers may adjust their prices (in $US) from time to time to reflect currency exchange fluctuations, and such price changes could impact our future financial condition or results of operations.

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

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In fiscal 2005, Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the quarter ended December 31, 2005, management continued to review internal control procedures. No material changes were made to internal controls during the quarter. Based on this, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2005.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in lawsuits and proceedings which arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1.  On November 10, 2005, EMCORE entered into an Exchange Agreement with Alexandra Global Master Fund Ltd. to exchange $14,425,000 aggregate principal amount of EMCORE’s outstanding Convertible Subordinated Notes due May 15, 2006 for $16,580,460 aggregate principal amount of newly issued Convertible Senior Subordinated Notes due May 15, 2011. EMCORE's Current Report on Form 8-K, filed November 16, 2005, is incorporated herein by reference.

2.  On November 8, 2005, EMCORE entered into an Asset Purchase Agreement with Phasebridge, Inc., a privately held company located in Pasadena, California. In connection with the asset purchase, based on a 10-trading day weighted average price, EMCORE issued 128,205 shares of EMCORE common stock, no par value, that were valued in the transaction at $0.7 million.  The offer and sale was made pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (Securities Act), and without registration under the Securities Act, in reliance on the exemption provided thereby.  EMCORE relied upon the representations, warranties, and agreements of Phasebridge, including its agreement with respect to restrictions on resale, in support of the satisfaction of the conditions of such exemption.

3.  On December 18, 2005, EMCORE entered into an Asset Purchase Agreement with Force, Inc., a privately held company located in Christiansburg, Virginia. In connection with the asset purchase, EMCORE issued 240,000 shares of EMCORE common stock, no par value, with a market value of $1.6 million at the measurement date and $0.5 million in cash. The offer and sale was made pursuant to Rule 506 of Regulation D under the Securities Act, and without registration under the Securities Act, in reliance on the exemption provided thereby.  EMCORE relied upon the representations, warranties, and agreements of Force, including its agreement with respect to restrictions on resale, in support of the satisfaction of the conditions of such exemption.

4.  On January 12, 2006, EMCORE entered into an Agreement and Plan of Merger with K2 Optronics, Inc., a privately held company located in Sunnyvale, California (K2) and EMCORE Optoelectronics Acquisition Corporation, a wholly owned subsidiary of EMCORE. In connection with the merger, EMCORE issued 548,688 shares of EMCORE common stock, no par value, to K2’s shareholders. EMCORE's Current Report on Form 8-K, filed January 19, 2006, is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

2.1
Merger Agreement, dated January 12, 2006, by and among K2 Optronics, Inc., EMCORE Corporation, and EMCORE Optoelectronics Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on January 19, 2006).

4.1	Note, dated as of November 16, 2005, in the amount of $16,580,460 (incorporated by reference to Exhibit 4.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).
4.2
Indenture, dated as of November 16, 2005, between Registrant and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

10.1†	Fiscal 2006 Executive Bonus Plan (incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 25, 2005).
10.2†	Outside Directors’ Cash Compensation Plan, dated as of October 20, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 25, 2005).
10.3
Exchange Agreement, dated as of November 10, 2005, by and between Alexandra Global Master Fund Ltd. and Registrant (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
__________
* Filed herewith
† Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date: February 9, 2006	By: /s/ Reuben F. Richards, Jr.
Reuben F. Richards, Jr. President & Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2006	By: /s/ Thomas G. Werthan
Thomas G. Werthan Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Merger Agreement, dated January 12, 2006, by and among K2 Optronics, Inc., EMCORE Corporation, and EMCORE Optoelectronics Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on January 19, 2006).

4.1	Note, dated as of November 16, 2005, in the amount of $16,580,460 (incorporated by reference to Exhibit 4.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).
4.2
Indenture, dated as of November 16, 2005, between Registrant and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

10.1†	Fiscal 2006 Executive Bonus Plan (incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 25, 2005).
10.2†	Outside Directors’ Cash Compensation Plan, dated as of October 20, 2005 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 25, 2005).
10.3
Exchange Agreement, dated as of November 10, 2005, by and between Alexandra Global Master Fund Ltd. and Registrant (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
__________
* Filed herewith
† Management contract or compensatory plan