Form 10-Q
period 2006-03-31
EMCORE CORP
filed 2006-05-10
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2006

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

The number of shares outstanding of the registrant’s no par value common stock as of May 5, 2006 was 50,397,418.

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
For the three and six months ended March 31, 2006 and 2005
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Revenue	$41,162	$30,430	$81,053	$57,394
Cost of revenue	32,473	24,901	65,528	49,790
Gross profit	8,689	5,529	15,525	7,604

Operating expenses:
Selling, general and administrative	11,001	5,127	18,264	10,687
Research and development	4,964	4,069	9,398	9,128
Total operating expenses	15,965	9,196	27,662	19,815
Operating loss	(7,276)	(3,667)	(12,137)	(12,211)

Other (income) expenses:
Interest income	(246)	(249)	(576)	(482)
Interest expense	1,359	1,202	2,656	2,404
Loss from convertible subordinated notes exchange offer	-	-	1,078	-
Equity in net loss of Velox investment	150	-	332	-
Equity in net loss (income) of GELcore investment	397	297	(150)	(75)
Total other expenses	1,660	1,250	3,340	1,847
Loss from continuing operations	(8,936)	(4,917)	(15,477)	(14,058)

Discontinued operations:
Gain on disposal of discontinued operations	2,012	12,476	2,012	12,476
Income from discontinued operations	2,012	12,476	2,012	12,476

Net (loss) income	$(6,924)	$7,559	$(13,465)	$(1,582)

Per share data:
Basic and diluted per share data:
Loss from continuing operations	$(0.18)	$(0.10)	$(0.32)	$(0.30)
Income from discontinued operations	0.04	0.26	0.04	0.27

Net (loss) income	$(0.14)	$0.16	$(0.28)	$(0.03)

Weighted average number of shares outstanding used in basic and diluted per share calculations	49,410	47,265	48,789	47,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of March 31, 2006 and September 30, 2005
(in thousands)
(unaudited)

	As of March 31, 2006	As of September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$23,048	$19,525
Restricted cash	698	547
Marketable securities	10,150	20,650
Accounts receivable, net	24,707	22,633
Receivables, related parties	276	4,197
Inventory, net	22,166	18,348
Prepaid expenses and other current assets	3,145	3,638
Total current assets	84,190	89,538

Property, plant and equipment, net	57,378	56,957
Goodwill	40,424	34,643
Intangible assets, net	7,741	5,347
Investments in unconsolidated affiliates	12,517	12,698
Receivables, related parties	169	169
Other assets, net	5,364	6,935

Total assets	$207,783	$206,287

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,492	$15,587
Accrued expenses and other current liabilities	17,333	19,078
Notes payable, current portion	407	-
Convertible subordinated notes, current portion	1,350	1,350
Total current liabilities	35,582	36,015

Notes payable, long-term	394	-
Convertible subordinated notes, long-term	95,846	94,709
Total liabilities	131,822	130,724

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 100,000 shares authorized, 50,453 shares issued and 50,294 shares outstanding at March 31, 2006; 48,023 shares issued and 48,003 shares outstanding at September 30, 2005	407,480	392,466
Accumulated deficit	(329,436)	(315,971)
Treasury stock, at cost 159 shares at March 31, 2006; 20 shares at September 30, 2005	(2,083)	(932)
Total shareholders’ equity	75,961	75,563

Total liabilities and shareholders’ equity	$207,783	$206,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2006 and 2005
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(13,465)	$(1,582)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on disposal of discontinued operations	(2,012)	(12,476)
Stock-based compensation expense	2,063	-
Depreciation and amortization expense	6,810	7,275
Accretion of loss from convertible subordinated notes exchange offer	67	-
Loss on convertible subordinated notes exchange offer	1,078	-
Provision for doubtful accounts	3	(170)
Equity in net loss (income) of equity method investments	182	(75)
Compensatory stock issuances	369	361
Forgiveness of shareholders’ notes receivable	2,613	34
Reduction of note receivable due for services received	260	260
Total non-cash adjustments	11,433	(4,791)
Changes in operating assets and liabilities:
Accounts receivable	(1,401)	(3,961)
Receivables, related parties	157	(67)
Inventory	(3,157)	(1,560)
Prepaid expenses and other current assets	532	135
Other assets	(461)	(204)
Accounts payable	(210)	(2,406)
Accrued expenses and other current liabilities	(4,177)	(1,711)
Total change in operating assets and liabilities	(8,717)	(9,774)
Net cash used for operating activities	(10,749)	(16,147)

Cash flows from investing activities:
Purchase of plant and equipment	(2,755)	(2,442)
Proceeds from (investment in) K2 Optronics	500	(1,000)
Cash purchase of businesses, net of cash acquired	610	(1,283)
Purchase of marketable securities	(350)	(8,325)
Funding of restricted cash	(98)	-
Sale of marketable securities	10,850	20,025
Net cash provided by investing activities	8,757	20,172

Cash flows from financing activities:
Payments on debt obligations	(82)	(25)
Proceeds from exercise of stock options	5,385	133
Proceeds from employee stock purchase plan	326	494
Convertible debt/equity issuance costs	(114)	-
Net cash provided by financing activities	5,515	602

Net increase in cash and cash equivalents	3,523	4,627
Cash and cash equivalents, beginning of period	19,525	19,422

Cash and cash equivalents, end of period	$23,048	$24,049

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,580	$2,404

Issuance of common stock in conjunction with acquisitions	$6,460	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment under capital leases	$126	$-

Manufacturing equipment received in lieu of earn-out proceeds from disposition of discontinued operations	$2,012	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to Condensed Consolidated Financial Statements
As of March 31, 2006 and September 30, 2005 and
For the three and six months ended March 31, 2006 and 2005
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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. In the opinion of management, all information considered necessary for a fair presentation of the financial statements have been included. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2005 has been derived from the audited financial statements as of such date. For a more complete understanding of EMCORE’s financial position, operating results, risk factors and other matters, please refer to EMCORE's Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

NOTE 2.  Recent Accounting Pronouncements.

SFAS No. 123(R) - Effective October 1, 2005, EMCORE adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (Revised 2004), on a modified prospective basis. As a result, EMCORE included stock-based compensation expense in its results of operations for all periods presented in fiscal 2006, as more fully described in Note 3 to EMCORE’s condensed consolidated financial statements.

SFAS No. 151 - Effective October 1, 2005, EMCORE adopted SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this pronouncement did not have a material impact on EMCORE’s financial statements.

SFAS No. 154 - Effective October 1, 2005, EMCORE adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Financial Accounting Standards Board (FASB) Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. The adoption of this pronouncement did not have a material impact on EMCORE’s financial statements.

Interpretation No. 47 - Effective October 1, 2005, EMCORE adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143. This interpretation clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligations are conditional on a future event and where an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this pronouncement did not have a material impact on EMCORE’s financial statements.

FSP 115-1 - In November 2005, FASB issued Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosure about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for annual reporting periods beginning after December 15, 2005. EMCORE does not believe the adoption of FSP 115-1 on October 1, 2006 will have a material impact on its financial statements.

NOTE 3.  Stock-based Compensation.

Stock Options

EMCORE has stock option plans to provide incentives to eligible employees, officers, and directors in the form of stock options.  Most of the stock options vest and become exercisable over three to five years and have ten-year terms. EMCORE maintains two incentive stock option plans: the 2000 Stock Option Plan (2000 Plan), and the 1995 Incentive and Non-Statutory Stock Option Plan (1995 Plan and, together with the 2000 Plan, the Option Plans). The 1995 Plan authorizes the grant of options to purchase up to 2,744,118 shares of EMCORE's common stock. As of March 31, 2006, no options were available for issuance under the 1995 Plan. The 2000 Plan, which was recently amended, authorizes the grant of options to purchase up to 9,350,000 shares of EMCORE's common stock. The amendment that occurred in February 2006 increased the number of shares of common stock available for issuance by 2,500,000 from the previous amount of 6,850,000 shares. As of March 31, 2006, 1,536,239 options were available for issuance under the 2000 Plan. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

During the three months ended March 31, 2006, 1,249,450 options were granted pursuant to the 2000 Plan. These options were issued at the closing market price on the date of grant, which ranged from $7.22 to $10.49 per share. These options are subject to a five-year vesting period for new-hire grants and a four-year vesting period for retention grants, and have a contractual life of ten years. The weighted average grant date fair value for the options issued during the three months ended March 31, 2006 was $6.43. No executive officers received any stock grants during the three months ended March 31, 2006.  As of March 31, 2006, 2,198,568 options were exercisable. EMCORE issues new shares of common stock upon exercise of stock options.

The following table summarizes the activity under the Option Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of September 30, 2005	6,166,226	$4.16
Granted	1,528,957	7.68
Exercised	(1,319,597)	4.08
Cancelled	(113,024)	3.20

Outstanding as of March 31, 2006	6,262,562	$5.05	7.58	$34,921

Exercisable as of March 31, 2006	2,198,568	$5.80	5.09	$12,371

Non-vested as of March 31, 2006	4,063,994	$4.65	8.92	$22,550

As of March 31, 2006 there was $5.8 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Option Plans. This expense is expected to be recognized over a weighted average life of 3.27 years. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $5.2 million. The total fair value of shares vested during the three months ended March 31, 2006 was $1.1 million. EMCORE received $4.9 million in cash from the exercise of stock options during the three months ended March 31, 2006.

At March 31, 2006, stock options outstanding were as follows:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

<$1	1,920	1.68	$0.23
>$1 to <$5	3,827,889	7.60	2.69
>$5 to <$10	2,204,413	7.92	7.41
>$10	228,340	4.09	21.97

	6,262,562	7.58	$5.05

At March 31, 2006, stock options exercisable were as follows:

Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

<$1	1,920	1.68	$0.23
>$1 to <$5	1,246,815	5.95	2.16
>$5 to <$10	723,493	3.95	6.98
>$10	226,340	4.04	22.07

	2,198,568	5.09	$5.80

Employee Stock Purchase Plan

EMCORE adopted an Employee Stock Purchase Plan (ESPP) in fiscal 2000. In February 2006, this plan was amended to increase the number of shares of common stock available for issuance under the ESPP by 1,000,000, to a total of 2,000,000 shares. The ESPP is a 6-month duration plan, with new participation periods beginning the first business day of January and July of each year. The ESPP provides employees of EMCORE with an opportunity to purchase common stock through payroll deductions. The purchase price is set at 85% of the market price for EMCORE's common stock on either the first or last day of the participation period, whichever is lower. Contributions are limited to 10% of an employee's compensation. The remaining amount of shares reserved for the ESPP is as follows:

Number of Shares

Amount of shares reserved for the ESPP	2,000,000

Number of shares issued in December 2000 for calendar year 2000	(16,534)
Number of shares issued in December 2001 for calendar year 2001	(48,279)
Number of shares issued in December 2002 for calendar year 2002	(89,180)
Number of shares issued in December 2003 for calendar year 2003	(244,166)
Number of shares issued in June 2004 for first half of calendar year 2004	(166,507)
Number of shares issued in December 2004 for second half of calendar year 2004	(167,546)
Number of shares issued in June 2005 for first half of calendar year 2005	(174,169)
Number of shares issued in December 2005 for second half of calendar year 2005	(93,619)

Remaining shares reserved for the ESPP as of March 31, 2006	1,000,000

Future Issuances

As of March 31, 2006, EMCORE has reserved a total of 21,170,772 shares of its common stock for future issuances as follows:

Number of Shares

For exercise of outstanding warrants to purchase common stock	31,535
For exercise of outstanding common stock options	6,262,562
For conversion of subordinated notes	12,340,436
For future issuances to employees under the ESPP plan	1,000,000
For future common stock option awards	1,536,239

Total reserved	21,170,772

Valuation of Stock-Based Compensation

Effective October 1, 2005, EMCORE adopted SFAS 123(R), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award, over the requisite service period. EMCORE previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.

Periods prior to the adoption of SFAS 123(R) - Prior to the adoption of SFAS 123(R), EMCORE provided the disclosures required under SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. EMCORE did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) since options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if EMCORE had applied the fair value recognition provisions of SFAS 123(R) to options granted under EMCORE’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the three months and six months ended March 31, 2006 are not presented because stock-based compensation was accounted for under SFAS 123(R)’s fair-value method during this period.

(in thousands, except per share amounts)	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005

Reported net income (loss)	$7,559	$(1,582)
Less:
Pro forma stock-based compensation expense determined under the fair value based method, net of tax	(721)	(1,344)

Pro forma net income (loss)	$6,838	$(2,926)

Reported net income (loss) per basic and diluted share	$0.16	$(0.03)

Pro forma net income (loss) loss per basic and diluted share	$0.14	$(0.06)

Adoption of SFAS 123(R) - During the three months ended March 31, 2006, EMCORE recorded stock-based compensation expense totaling $0.9 million. This incremental stock-based compensation expense caused net income to decrease by $0.9 million and basic and diluted loss per share to decrease by $0.02 per share. As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest. The effect of recording stock-based compensation expense for the three and six months ended March 31, 2006 was as follows:

(in thousands, except per share amounts)	Three Months Ended March 31, 2006	Six Months Ended March 31, 2006

Stock-based compensation expense by award type:
Employee stock options	$(645)	$(1,653)
Employee stock purchase plan	(288)	(410)

Total stock-based compensation expense	$(933)	$(2,063)

Net effect on net loss per basic and diluted share	$(0.02)	$(0.04)

The stock-based compensation expense for the three and six months ended March 31, 2006 was distributed as follows:

Stock-Based Compensation Expense by Segment For the three months ended March 31, 2006 (in thousands)	COGS	SG&A	R&D	Total

Fiber Optics	$86	$431	$177	$694
Photovoltaics	9	167	17	193
Electronic Materials and Devices	(24)	54	16	46
Total stock-based compensation expense	$71	$652	$210	$933

Stock-Based Compensation Expense by Segment For the six months ended March 31, 2006 (in thousands)	COGS	SG&A	R&D	Total

Fiber Optics	$292	$757	$422	$1,471
Photovoltaics	73	292	45	410
Electronic Materials and Devices	51	87	44	182
Total stock-based compensation expense	$416	$1,136	$511	$2,063

Valuation Assumptions

EMCORE estimated the fair value of stock options using a Black-Scholes model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
Stock Option Plans	2006	2005	2006	2005

Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	97-98%	107%	97-99%	107%
Risk-free interest rate	4.74%	3.89%	4.67%	3.69%
Expected term (in years)	5	5	5	5

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

NOTE 4.  Investments.

In January 1999, General Electric Lighting and EMCORE formed GELcore, a joint venture to address the solid-state lighting market with high-brightness light-emitting diode-based (HB-LED) lighting systems. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid-state lighting. EMCORE has a 49% non-controlling interest in the GELcore venture, and accounts for this investment using the equity method of accounting. As of March 31, 2006, EMCORE's net investment in this joint venture amounted to approximately $11.5 million.

In April 2005, EMCORE divested product technology focused on gallium nitride (GaN)-based power electronic devices for the power device industry.  The new company, Velox Semiconductor Corporation (Velox), raised $6.0 million from various venture capital partnerships.  Five EMCORE employees transferred to Velox as full-time personnel and EMCORE contributed intellectual property and equipment receiving a 19.2% stake in Velox.  During fiscal 2006, EMCORE reduced its voting percentage, relinquished its Velox Board seat, and its right to a Velox Board seat.  As a result of these changes, in EMCORE's next quarterly report on Form 10-Q, EMCORE will report its investment in Velox under the cost method of accounting rather than the equity method of accounting. Due to a three-month lag in the availability of financial statements for Velox, EMCORE reports Velox's performance on a three-month lag basis. Therefore, in this quarterly report, EMCORE recorded an investment loss for the three months ended March 31, 2006 that was based on the operating results of Velox for the three months ended December 31, 2005.  For the three and six months ended March 31, 2006, EMCORE recognized a loss of $0.2 million and $0.3 million related to Velox, which was recorded as a component of other income and expenses.  As of March 31, 2006, EMCORE's net investment in Velox amounted to approximately $1.0 million.  Under the cost method of accounting, the Velox investment will be carried at cost and adjusted only for other-than-temporary declines in fair value, distribution of earnings and additional investments.

NOTE 5.  Acquisition.

On January 12, 2006, EMCORE entered into an Agreement and Plan of Merger (Merger Agreement) with K2 Optronics, Inc. (K2), a privately held company located in Sunnyvale, CA and EMCORE Optoelectronics Acquisition Corporation, a wholly owned subsidiary of EMCORE (Merger Sub).  Pursuant to the Merger Agreement, EMCORE acquired K2 in a transaction in which Merger Sub merged with and into K2, with K2 becoming a wholly owned subsidiary of EMCORE.  EMCORE, an investor in K2, paid approximately $4.1 million in EMCORE common stock, and paid approximately $0.7 million in transaction-related expenses, to acquire the remaining part of K2 that EMCORE did not already own. Prior to the transaction EMCORE owned a 13.6% equity interest in K2 as a result of a $1.0 million investment that EMCORE made in K2 in October 2004. In addition, K2 was a supplier to EMCORE of analog external cavity lasers for CATV applications. In connection with the merger, EMCORE issued a total of 548,688 shares of EMCORE common stock, no par value, (based on a 20-trading day weighted average price), to K2’s shareholders.  EMCORE has agreed to file a shelf registration statement with respect to the resale of the EMCORE shares by no later than June 8, 2006. Including EMCORE’s initial $1.0 million investment in K2, the purchase price, on a preliminary basis, was allocated as follows: $1.1 million in cash, $0.1 million in other current assets, $0.8 million in fixed assets, $1.5 million in intellectual property, $2.4 million in accounts payable and accrued liabilities, $0.8 million in debt and $4.8 million in residual goodwill.

Furthermore, in connection with this K2 acquisition, EMCORE and JDS Uniphase (JDSU) amended their May 2005 Purchase Agreement relating to EMCORE’s acquisition of JDSU’s analog CATV and RF over fiber specialty businesses.  As a result, JDSU retained its K2 investment (on a pre-merger basis), and repaid $0.5 million to EMCORE.

This transaction was accounted for as a purchase in accordance with SFAS No. 141, Business Combinations; therefore, the tangible assets acquired were recorded at fair value on the acquisition date. This acquisition was not significant on a pro-forma basis, and therefore, pro-forma financial statements were not and are not provided. The operating results of the business acquired are included in the accompanying consolidated statement of operations from the date of acquisition. The primary areas of the purchase price allocations that are not yet finalized relate to the valuation of accrued liabilities, intellectual property, and residual goodwill. The acquired business is part of EMCORE's Fiber Optics operating segment.

NOTE 6.  Discontinued Operations.

In November 2003, EMCORE sold its TurboDisc capital equipment business in an asset sale to a subsidiary of Veeco Instruments Inc. (Veeco). The selling price was $60.0 million in cash at closing, with a potential additional earn-out up to $20.0 million over the next two years, calculated based on the net sales of TurboDisc products. In March 2005, EMCORE received $13.2 million of earn-out payment from Veeco in connection with its first year of net sales of TurboDisc products. After offsetting this receipt against expenses related to the discontinued operation, EMCORE recorded a net gain from the disposal of discontinued operations of $12.5 million. In March 2006, EMCORE earned $2.0 million as a final earn-out payment from Veeco in connection with Veeco’s second year of net sales of TurboDisc products.  The cumulative additional earn-out totaled $15.2 million or 76% of the maximum available payout of $20.0 million.

NOTE 7.  Receivables.

Accounts receivable consisted of the following:

Accounts Receivable, net (in thousands)	As of March 31, 2006	As of September 30, 2005

Accounts receivable	$23,003	$21,721
Accounts receivable - unbilled	2,042	1,240
Subtotal	25,045	22,961
Allowance for doubtful accounts	(338)	(328)

Total	$24,707	$22,633

In September 2005, EMCORE entered into a non-recourse receivables purchase agreement (AR Agreement) with Silicon Valley Bank (SVBank).  Under the terms of the AR Agreement, EMCORE from time to time may sell, without recourse, certain accounts receivables to SVBank up to a maximum aggregate outstanding amount of $20.0 million.  The AR Agreement expires on December 31, 2006, unless the term is extended by mutual agreement by all parties. In March 2006 and September 2005, EMCORE sold approximately $6.2 million and $2.2 million of accounts receivable to SVBank, respectively.

Receivables from related parties consisted of the following:

Receivables, Related Parties (in thousands)	As of March 31, 2006	As of September 30, 2005

Current assets:
GELcore-related	$190	$185
Velox-related	86	249
Employee loans	-	3,000
Employee loans - interest portion	-	763
Subtotal	276	4,197

Long-term assets:
Employee loans	169	169

Total	$445	$4,366

Employee Loans

From time to time, prior to July 2002, EMCORE loaned money to certain of its executive officers and directors. Pursuant to due authorization from EMCORE's Board of Directors, EMCORE loaned $3.0 million to Mr. Reuben Richards, the Chief Executive Officer in February 2001 (Note). The Note matured on February 22, 2006 and with interest (compounded annually) at a rate of (a) 5.18% per annum through May 23, 2002 and (b) 4.99% from May 24, 2002 through maturity. All interest was payable at maturity. On February 13, 2006, Mr. Richards tendered 139,485 shares of EMCORE common stock in partial payment of the Note. Principal plus accrued interest on the Note totaled approximately $3.83 million.  The Compensation Committee of EMCORE’s Board of Directors specifically approved the tender of shares, as permitted by the Note, at the price of $8.25 per share, which was the closing price of EMCORE common stock on February 13, 2006. On February 28, 2006, the Compensation Committee resolved to forgive the remaining balance of the Note (approximately $2.7 million), effective as of March 10, 2006.  Mr. Richards’ tender of common stock on February 13, 2006 was accepted as full payment and satisfaction of the Note, including principal and accrued interest.  Additionally, the Compensation Committee resolved to accelerate and vest the final tranche of each of the incentive stock option grants made in fiscal 2004 and 2005 to Mr. Richards, which constitute a combined accelerated vesting of 111,250 shares. In considering this matter, the Compensation Committee carefully considered Mr. Richards’ past performance, including the recent appreciation in the stock price and EMCORE’s improved financial performance, the facts and circumstances surrounding the loan, Mr. Richards’ current compensation, Mr. Richards’ willingness to repay a portion of the Note and all resulting taxes, and the desire to retain Mr. Richards’ continued service to EMCORE. EMCORE recorded a one-time, non-cash charge of approximately $2.7 million in March 2006 for the partial forgiveness of the Note, plus a non-cash charge of approximately $0.3 million in stock-based compensation expense under SFAS 123(R) relating to the accelerated ISO grants.

In addition, pursuant to due authorization of EMCORE's Board of Directors, EMCORE also loaned $82,000 to the Chief Financial Officer (CFO) of EMCORE in December 1995. This loan does not bear interest and provides for offset of the loan via bonuses payable to the CFO over a period of up to 25 years. The remaining related party receivable balance of $87,260 relates to multiple loans from EMCORE to an officer (who is not an executive officer) that were made during 1997 through 2000 and are payable on demand.

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

NOTE 8.  Inventory, net.

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor and manufacturing overhead costs. Inventory consisted of the following:

Inventory, net (in thousands)	As of March 31, 2006	As of September 30, 2005

Raw materials	$16,732	$15,482
Work-in-process	4,069	5,101
Finished goods	7,928	5,911
Subtotal	28,729	26,494

Less: reserves	(6,563)	(8,146)

Total	$22,166	$18,348

NOTE 9.  Property, Plant and Equipment, net.

Property, plant and equipment consisted of the following:

Property, Plant and Equipment, net (in thousands)	As of March 31, 2006	As of September 30, 2005

Land	$1,502	$1,502
Building and improvements	39,977	37,944
Equipment	70,153	71,854
Furniture and fixtures	5,481	5,002
Leasehold improvements	2,756	2,935
Construction in progress	7,745	3,390
Property and equipment under capital lease	932	466
Subtotal	128,546	123,093

Less: accumulated depreciation and amortization	(71,168)	(66,136)

Total	$57,378	$56,957

NOTE 10.  Goodwill and Intangible Assets, net.

The following table sets forth changes in the carrying value of goodwill by reportable segment:

(in thousands)	Fiber Optics	Photovoltaics	Total

Balance as of September 30, 2005	$14,259	$20,384	$34,643
Acquisition - Force Inc.	800	-	800
Acquisition - K2 Optronics	4,750	-	4,750
Acquisition - Earn out payments	231	-	231

Balance as of March 31, 2006	$20,040	$20,384	$40,424

The following table sets forth changes in the carrying value of intangible assets by reportable segment:

(in thousands)	As of March 31, 2006			As of September 30, 2005
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics:
Patents	$456	$(168)	$288	$368	$(136)	$232
Ortel acquired IP	3,274	(2,070)	1,204	3,274	(1,746)	1,528
JDSU acquired IP	1,650	(275)	1,375	1,650	(110)	1,540
Alvesta acquired IP	193	(129)	64	193	(107)	86
Molex acquired IP	558	(279)	279	558	(223)	335
Corona acquired IP	1000	(367)	633	1,000	(267)	733
Phasebridge acquired IP	700	(65)	635	-	-	-
Force acquired IP	1,200	(86)	1,114	-	-	-
K2 Optronics acquired IP	1,500	(66)	1,434	-	-	-
Subtotal	10,531	(3,505)	7,026	7,043	(2,589)	4,454

Photovoltaics:
Patents	326	(127)	199	271	(101)	170
Tecstar acquired IP	1,900	(1,566)	334	1,900	(1,350)	550
Subtotal	2,226	(1,693)	533	2,171	(1,451)	720

Electronic Materials & Devices:
Patents	424	(242)	182	390	(217)	173
Total	$13,181	$(5,440)	$7,741	$9,604	$(4,257)	$5,347

Based on the carrying amount of the intangible assets, the estimated future amortization expense is as follows:

Amortization Expense (in thousands)

Period ending:
6-month period ended September 30, 2006	$1,343
Year ended September 30, 2007	2,288
Year ended September 30, 2008	1,620
Year ended September 30, 2009	1,219
Year ended September 30, 2010	1,010
Thereafter	261
Total future amortization expense	$7,741

NOTE 11.  Accrued Expenses and Other Current Liabilities.

The components of accrued expenses and other current liabilities consisted of the following:

Accrued Expenses and Other Current Liabilities (in thousands)	As of March 31, 2006	As of September 30, 2005

Compensation-related	$5,490	$4,974
Interest	1,865	1,814
Warranty	1,441	1,268
Deferred revenue and customer deposits	2,286	1,539
Professional fees	616	1,082
Royalty	408	551
Acquisition-related	3,465	5,006
Self insurance	825	646
Other	937	2,198
Total	$17,333	$19,078

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

Warranty Reserve (in thousands)

Balance as of October 1, 2005	$1,268
Accruals for warranty expense	369
Reversals due to use or expiration of liability	(196)
Balance as of March 31, 2006	$1,441

NOTE 12.  Commitments and Contingencies.

EMCORE is involved in lawsuits and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations, or cash flows.

EMCORE guarantees 49% of any amounts borrowed under GELcore’s revolving credit line. As of March 31, 2006, GELcore’s outstanding borrowings were $8.1 million. The maximum borrowing currently permitted under the credit line is approximately $10.0 million.

As of March 31, 2006, EMCORE had three standby letters of credit totaling $0.7 million.

NOTE 13.  Segment Data and Related Information.

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

The following tables set forth the revenues and percentage of total revenues attributable to each of EMCORE's operating segments for the three and six months ended March 31, 2006 and 2005.

Revenues by Segment (in thousands)	Three months ended March 31, 2006		Three months ended March 31, 2005
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$25,852	62.8%	$19,030	62.6%
Photovoltaics	10,263	24.9	7,829	25.7
Electronic Materials and Devices	5,047	12.3	3,571	11.7
Total revenues	$41,162	100.0%	$30,430	100.0%

Revenues by Segment (in thousands)	Six months ended March 31, 2006		Six months ended March 31, 2005
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$50,858	62.7%	$36,719	64.0%
Photovoltaics	20,987	25.9	15,277	26.6
Electronic Materials and Devices	9,208	11.4	5,398	9.4
Total revenues	$81,053	100.0%	$57,394	100.0%

The following tables set forth EMCORE's consolidated revenues by geographic region. Revenue was assigned to geographic regions based on the customers’ or contract manufacturers’ shipment locations.

Geographic Revenues (in thousands)	Three months ended March 31, 2006		Three months ended March 31, 2005
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$34,133	82.9%	$25,013	82.2%
South America and Asia	5,570	13.5	3,696	12.1
Europe	1,459	3.6	1,721	5.7
Total revenues	$41,162	100.0%	$30,430	100.0%

Geographic Revenues (in thousands)	Six months ended March 31, 2006		Six months ended March 31, 2005
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$68,071	84.0%	$45,712	79.6%
South America and Asia	10,938	13.5	8,022	14.0
Europe	2,044	2.5	3,660	6.4
Total revenues	$81,053	100.0%	$57,394	100.0%

For the three months ended March 31, 2006 and 2005, Cisco Systems, Inc. (Cisco) accounted for 17% and 20% of our total revenue, respectively. For the six months ended March 31, 2006 and 2005, Cisco accounted for 17% and 22% of our total revenue, respectively.

The following table sets forth operating losses attributable to each EMCORE operating segment.

Operating Loss by Segment (in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Operating loss (income) by segment:
Fiber Optics	$4,728	$3,282	$7,434	$8,518
Photovoltaics	1,837	(6)	3,448	1,052
Electronic Materials and Devices	711	391	1,255	2,641
Operating loss	7,276	3,667	12,137	12,211

Other (income) expenses:
Interest expense	1,113	953	2,080	1,922
Loss from convertible subordinated notes exchange offer	-	-	1,078	-
Equity in net loss of Velox investment	150	-	332	-
Equity in net loss (income) of GELcore investment	397	297	(150)	(75)
Total other expenses	1,660	1,250	3,340	1,847

Loss from continuing operations	$8,936	$4,917	$15,477	$14,058

On October 1, 2005, EMCORE adopted SFAS No. 123(R) and incurred stock-based compensation expense as more fully described in Note 3 to EMCORE’s condensed consolidated financial statements. For the three and six months ended March 31, 2006, operating loss includes the effect of $0.9 million and $2.1 million, respectively, of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R). There was no stock-based compensation expense in fiscal 2005.

Operating loss also includes a $2.7 million charge related to a related party loan forgiveness. This charge was allocated to each segment based upon fiscal 2006 forecasted annual revenues.

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each operating segment are as follows:

Long-Lived Assets (in thousands)	As of March 31, 2006	As of September 30, 2005

Fiber Optics	$62,525	$56,261
Photovoltaics	39,001	37,861
Electronic Materials and Devices	4,017	2,825
Total	$105,543	$96,947

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934. These forward-looking statements are based largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements may be identified by the use of terms and phrases such as "expects", "anticipates", "intends", "plans", “believes", "estimates", “targets”, “can”, “may”, “could”, “will”, and variations of these terms and similar phrases. Management cautions that these forward-looking statements are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results to be materially different from those discussed in these forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear in this Report. This discussion should be read in conjunction with the consolidated financial statements, including the related notes.

These forward-looking statements include, without limitation, any and all statements or implications regarding:

•  The ability of EMCORE Corporation (EMCORE) to remain competitive and a leader in its industry and the future growth of the company, the industry, and the economy in general;

•  Difficulties in integrating recent or future acquisitions into our operations;

•  The expected level and timing of benefits to EMCORE from on-going cost reduction efforts, including (i) expected cost reductions and their impact on our financial performance, (ii) our continued leadership in technology and manufacturing in our markets, and (iii) our belief that the cost reduction efforts will not impact product development or manufacturing execution;

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

•  EMCORE may incur increased costs due to difficulties in integrating recent acquisitions;

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

Management Summary

We are an industry-leading company in the development and manufacture of optoelectronic and high-frequency products.  By leveraging our broad compound semiconductor expertise to provide cost-effective components, subsystems, and systems, we are focused on several key markets:

•  Terrestrial solar power for industrial power markets;

•  High-speed fiber optics for telephony, Internet core and metro networks;

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

EMCORE has been supplying high-efficiency gallium arsenide (GaAs) solar cells to the satellite industry since 1999. Recently, with the increase in traditional energy costs, we have been involved in migrating our GaAs high-efficiency solar cells for terrestrial applications. EMCORE has developed a 35% high-efficiency terrestrial based solar cell and has made initial shipments of these cells to 5 solar concentrator companies, including the 2 major system manufacturers in Europe and Asia.  Additionally, over the past several months, EMCORE has bid on approximately 40 megawatts of solar installations.

In the first half of fiscal 2006, demand for EMCORE's products continued to be driven principally by increased communications bandwidth requirements and by expanded competition between telecommunications carriers, CATV MSOs, and wireless network providers for the delivery of video, voice and data.  We also continued our leadership of the 10G Ethernet space, commenced volume production of a next-generation FTTP triplexer product, won numerous major satellite programs, and increased sales of our 3G wireless and base station materials. In fiscal 2006 to date, revenues have increased by more than 40% over the prior period. We are continuing our efforts to streamline operations and focus on bottom-line profitability. As a result, we have improved gross margins from the prior period.

We are operationally focused on driving profitable revenue growth based on our existing product lines, developing or acquiring next-generation technologies and high-margin products for our strategic markets, and continuing our business optimization efforts to manage costs and enhance productivity. While targeting 20-30% annual top-line growth, we intend to continue to improve annual gross margins through material cost reductions, overseas contract manufacturing labor, yield improvements and product design improvements.

Recent Acquisition

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

•  EMCORE's Electronic Materials and Devices revenues are derived primarily from sales of wireless components, such as RF materials including hetero-junction bipolar transistors and enhancement-mode pseudomorphic high electron mobility transistors, BiFET power amplifiers for 3G, GSM, and high bandwidth wireless communications, GaN materials for wireless base stations and high frequency applications, and process development technology.

The following tables set forth the revenues and percentage of total revenues attributable to each of EMCORE's operating segments for the three and six months ended March 31, 2006 and 2005.

Revenues by Segment (in thousands)	Three months ended March 31, 2006		Three months ended March 31, 2005
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$25,852	62.8%	$19,030	62.6%
Photovoltaics	10,263	24.9	7,829	25.7
Electronic Materials and Devices	5,047	12.3	3,571	11.7
Total revenues	$41,162	100.0%	$30,430	100.0%

Revenues by Segment (in thousands)	Six months ended March 31, 2006		Six months ended March 31, 2005
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$50,858	62.7%	$36,719	64.0%
Photovoltaics	20,987	25.9	15,277	26.6
Electronic Materials and Devices	9,208	11.4	5,398	9.4
Total revenues	$81,053	100.0%	$57,394	100.0%

The following tables set forth EMCORE's consolidated revenues by geographic region. Revenue was assigned to geographic regions based on the customers’ or contract manufacturers’ shipment locations.

Geographic Revenues (in thousands)	Three months ended March 31, 2006		Three months ended March 31, 2005
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$34,133	82.9%	$25,013	82.2%
South America and Asia	5,570	13.5	3,696	12.1
Europe	1,459	3.6	1,721	5.7
Total revenues	$41,162	100.0%	$30,430	100.0%

Geographic Revenues (in thousands)	Six months ended March 31, 2006		Six months ended March 31, 2005
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$68,071	84.0%	$45,712	79.6%
South America and Asia	10,938	13.5	8,022	14.0
Europe	2,044	2.5	3,660	6.4
Total revenues	$81,053	100.0%	$57,394	100.0%

EMCORE is devoted to working directly with its customers from initial product design, product qualification and manufacturing to product delivery. EMCORE's customer base includes many of the largest semiconductor, telecommunications, data communications, and computer manufacturing companies in the world.  For the three months ended March 31, 2006 and 2005, Cisco Systems, Inc. (Cisco) accounted for 17% and 20% of our total revenue, respectively. For the six months ended March 31, 2006 and 2005, Cisco accounted for 17% and 22% of our total revenue, respectively.

The following table sets forth operating losses attributable to each EMCORE operating segment

Operating Loss by Segment (in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Operating loss (income) by segment:
Fiber Optics	$4,728	$3,282	$7,434	$8,518
Photovoltaics	1,837	(6)	3,448	1,052
Electronic Materials and Devices	711	391	1,255	2,641
Operating loss	7,276	3,667	12,137	12,211

Other (income) expenses:
Interest expense	1,113	953	2,080	1,922
Loss from convertible subordinated notes exchange offer	-	-	1,078	-
Equity in net loss of Velox investment	150	-	332	-
Equity in net loss (income) of GELcore investment	397	297	(150)	(75)
Total other expenses	1,660	1,250	3,340	1,847

Loss from continuing operations	$8,936	$4,917	$15,477	$14,058

On October 1, 2005, EMCORE adopted SFAS No. 123(R) and incurred stock-based compensation expense as more fully described in Note 3 to EMCORE’s condensed consolidated financial statements. For the three and six months ended March 31, 2006, operating loss includes the effect of $0.9 million and $2.1 million, respectively, of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R). There was no stock-based compensation expense in fiscal 2005.

Operating loss also includes a $2.7 million charge related to a related party loan forgiveness. This charge was allocated to each segment based upon fiscal 2006 forecasted annual revenues.

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each operating segment are as follows:

Long-Lived Assets (in thousands)	As of March 31, 2006	As of September 30, 2005

Fiber Optics	$62,525	$56,261
Photovoltaics	39,001	37,861
Electronic Materials and Devices	4,017	2,825
Total	$105,543	$96,947

Recent Accounting Pronouncements

SFAS No. 123(R) - Effective October 1, 2005, EMCORE adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (Revised 2004), on a modified prospective basis. As a result, EMCORE included stock-based compensation expense in its results of operations for the quarter ended March 31, 2006, as more fully described in Note 3 to EMCORE’s condensed consolidated financial statements.

SFAS No. 151 - Effective October 1, 2005, EMCORE adopted SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this pronouncement did not have a material impact on EMCORE’s financial statements.

SFAS No. 154 - Effective October 1, 2005, EMCORE adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Financial Accounting Standards Board (FASB) Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. Opinion 20 previously required that such a change be reported as a change in accounting principle. The adoption of this pronouncement did not have a material impact on EMCORE’s financial statements.

Interpretation No. 47 - Effective October 1, 2005, EMCORE adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143. This interpretation clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligations are conditional on a future event and where an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this pronouncement did not have a material impact on EMCORE’s financial statements.

FSP 115-1 - In November 2005, FASB issued Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosure about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for annual reporting periods beginning after December 15, 2005. EMCORE does not believe the adoption of FSP 115-1 on October 1, 2006 will have a material impact on its financial statements.

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

Accounts Receivable. EMCORE regularly evaluates its accounts receivable and accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligations to us. The allowance is based on the age of receivables and a specific identification of receivables considered at risk. EMCORE classifies charges associated with the allowance for doubtful accounts as a SG&A expense. If the financial condition of our customers were to deteriorate, additional allowances may be required.

Inventory. Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method. EMCORE reserves against inventory once it has been determined that: (i) conditions exist that may not allow the inventory to be sold for its intended purpose, (ii) the inventory’s value is determined to be less than cost, or (iii) or the inventory is determined to be obsolete. The charge related to inventory reserves is recorded as a cost of revenue. The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where EMCORE sells previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. EMCORE does not track the selling price of individual raw material components that have been previously written down or written off, since such raw material components usually are only a portion of the resultant finished products and related sales price. EMCORE evaluates inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management. We have incurred, and may in the future incur, charges to write-down our inventory. While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet, if market conditions are less favorable than our forecasts, our future sales mix differs from our forecasted sales mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs.

Valuation of Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. Intangible assets consist primarily of intellectual property that has been internally developed or purchased intangible assets. Purchased intangible assets include existing and core technology, trademarks and trade names, and customer contracts. Intangible assets are amortized using the straight-lined method over estimated useful lives ranging from 1 to 15 years. EMCORE evaluates its goodwill and intangible assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. EMCORE last evaluated its goodwill and intangible assets during the quarter ended March 31, 2006. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The determination as to whether a write-down of goodwill or intangible assets is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill or intangible assets are attributed. During fiscal 2006, 2005, and 2004, EMCORE tested for impairment of goodwill on an annual basis and did not record any impairment charges on any goodwill or intangible assets. As part of our quarterly review of financial results, we did not identify any impairment indicators that the carrying value of our goodwill may not be recoverable. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the fair value of the reporting units was determined by using a valuation technique based on each reporting unit’s weighted average revenue. Based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value.

Valuation of Long-lived Assets. EMCORE reviews long-lived assets on an annual basis or whenever events or circumstances indicate that the assets may be impaired. EMCORE last evaluated its long-lived assets during the quarter ended March 31, 2006. A long-lived asset is considered impaired when its anticipated undiscounted cash flow is less than its carrying value. In making this determination, EMCORE uses certain assumptions, including, but not limited to: (a) estimates of the fair market value of these assets; and (b) estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that assets will be used in our operations, and estimated salvage values. During fiscal 2006, 2005, and 2004, we recorded no impairment charges on any of EMCORE’s long-lived assets.

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

Revenue Recognition. Revenue is generally recognized upon shipment provided persuasive evidence of a contract exists, (such as when a purchase order or contract is received from a customer), the price is fixed, the product meets its specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. In those few instances where a given sale involves post shipment obligations, formal customer acceptance documents, or subjective rights of return, revenue is not recognized until all post-shipment conditions have been satisfied and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board (FOB) or free carrier alongside (FCA) shipping point, which means that EMCORE fulfills its delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the buyer bears all costs and risks of loss or damage to the goods from that point. In certain cases, EMCORE ships its products cost insurance and freight (CIF). Under this arrangement, revenue is recognized under FCA shipping point terms, but EMCORE pays (and bills the customer) for the cost of shipping and insurance to the customer's designated location. EMCORE accounts for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for its use and title and ownership have transferred to the customer. In rare occurrences, at a customer’s request, EMCORE enters into bill and hold transactions whereby title and risk of loss transfers to the customer, but carriage to the customer does not occur until a specified later date. EMCORE recognizes revenue associated with the sale of product from bill and hold arrangements when the product is complete, ready for delivery, and all bill and hold criteria have been met. There were no bill and hold arrangements as of March 31, 2006.

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

Stock-Based Compensation. EMCORE estimates the fair value of stock options using a Black-Scholes model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach. The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. EMCORE’s expected term represents the period that EMCORE’s stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on EMCORE’s historical stock prices. The stock-based compensation expense for the three and six months ended March 31, 2006 was distributed as follows:

Stock-Based Compensation Expense by Segment For the three months ended March 31, 2006 (in thousands)	COGS	SG&A	R&D	Total

Fiber Optics	$86	$431	$177	$694
Photovoltaics	9	167	17	193
Electronic Materials and Devices	(24)	54	16	46
Total stock-based compensation expense	$71	$652	$210	$933

Stock-Based Compensation Expense by Segment For the six months ended March 31, 2006 (in thousands)	COGS	SG&A	R&D	Total

Fiber Optics	$292	$757	$422	$1,471
Photovoltaics	73	292	45	410
Electronic Materials and Devices	51	87	44	182
Total stock-based compensation expense	$416	$1,136	$511	$2,063

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

Results of Operations

The following table sets forth the consolidated statements of operations data of EMCORE expressed as a percentage of total revenues for the three and six months ended March 31, 2006 and 2005.

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	78.9	81.8	80.9	86.8
Gross profit	21.1	18.2	19.1	13.2

Operating expenses:
Selling, general and administrative	26.7	16.8	22.5	18.6
Research and development	12.1	13.4	11.6	15.9
Total operating expenses	38.8	30.2	34.1	34.5
Operating loss	(17.7)	(12.0)	(15.0)	(21.3)

Other (income) expenses:
Interest income	(0.6)	(0.8)	(0.7)	(0.8)
Interest expense	3.2	3.9	3.3	4.1
Loss from convertible subordinated notes exchange offer	-	-	1.3	-
Equity in net loss of Velox investment	0.4	-	0.4	-
Equity in net loss (income) of GELcore investment	1.0	1.0	(0.2)	(0.1)
Total other expenses	4.0	4.1	4.1	3.2
Loss from continuing operations	(21.7)	(16.1)	(19.1)	(24.5)

Discontinued operations:
Gain on disposal of discontinued operations	4.9	40.9	2.5	21.7
Income from discontinued operations	4.9	40.9	2.5	21.7

Net (loss) income	(16.8)%	24.8%	(16.6)%	(2.8)%

Comparison of three and six months ended March 31, 2006 and 2005

Consolidated Revenue

For the three months ended March 31, 2006, EMCORE’s consolidated revenue increased $10.8 million or 35% to $41.2 million from $30.4 million, as reported in the prior year. All three of EMCORE's operating segments: Fiber Optics, Photovoltaics and Electronic Materials and Devices, posted revenue increases year over year. On a product line basis, Fiber Optics revenues increased $6.8 million or 36%, Photovoltaic revenues increased $2.4 million or 31%, and revenues from Electronic Materials and Devices increased $1.5 million or 41% from the prior year. For the three months ended March 31, 2006, international sales increased $1.6 million or 30%, when compared to the prior year. For the three months ended March 31, 2006, revenue from government contracts increased $1.5 million or 94% to $3.2 million from $1.7 million, as reported in the prior year.

For the six months ended March 31, 2006, EMCORE’s consolidated revenue increased $23.7 million or 41% to $81.1 million from $57.4 million, as reported in the prior year. All three of EMCORE's operating segments: Fiber Optics, Photovoltaics and Electronic Materials and Devices, posted year-to-date revenue increases year over year. On a product line basis, Fiber Optics revenues increased $14.1 million or 39%, Photovoltaic revenues increased $5.7 million or 37%, and revenues from Electronic Materials and Devices increased $3.8 million or 71% from the prior year. For the six months ended March 31, 2006, international sales increased $1.3 million or 11%, when compared to the prior year. For the six months ended March 31, 2006, revenue from government contracts increased $4.4 million or 155% to $7.2 million from $2.8 million, as reported in the prior year.

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

For the three months ended March 31, 2006, EMCORE’s fiber optic revenues increased $6.8 million or 36% to $25.8 million from $19.0 million, as reported in the prior year. For the six months ended March 31, 2006, EMCORE’s fiber optic revenues increased $14.1 million or 39% to $50.8 million from $36.7 million, as reported in the prior year. Increased sales volumes of CATV, satellite communications, telecommunications and FTTP components were the reason for the significant increase in year over year revenues. The communications industry in which we participate in continues to be dynamic. The driving factor is the competitive environment that exists between cable operators, telephone companies, and satellite and wireless service providers. Each are rapidly investing capital to deploy a converging multi-service network capable of delivering “triple play services”, i.e. video, voice and data content, bundled as a service provided by a single communication provider. As a market leader in RF transmission over fiber products for the CATV industry, EMCORE enables cable companies to offer multiple forms of communications to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other new services (such as HDTV and VOIP). Television is also undergoing a major transformation, as the US government requires television stations to broadcast exclusively in digital format, abandoning the analog format used for decades. Although the transition date for digital transmissions is not expected for several years, the build-out of these television networks has already begun. To support the telephone companies plan to offer competing video, voice and data services through the deployment of new fiber-based systems, EMCORE has developed and maintains customer qualified FTTP components and subsystem products. Our CATV and FTTP products include broadcast analog and digital fiber optic transmitters, quadrature amplitude modulation (QAM) transmitters, video receivers, and passive optical network (PON) transceivers. Government contract revenues for fiber optics products were $0.4 million and $0.6 million for the three and six months ended March 31, 2006. There were no government contract revenues for fiber optics products in fiscal 2005. Fiber optics revenue represented 63% of EMCORE's total revenues for the three months ended March 31, 2006 and 2005. Fiber optics revenue represented 63% and 64% of EMCORE's total revenues for the six months ended March 31, 2006 and 2005, respectively.

Customers for the fiber optics product line include: Avago Technologies, Inc., Alcatel, Aurora Networks, BUPT-GUOAN Broadband, C-Cor Electronics, Cisco, Finisar, Hewlett-Packard Corporation, Intel Corporation, JDSU, Motorola, Network Appliance, Scientific-Atlanta, Inc. Sycamore Networks, Inc., and Tellabs.

As part of our strategy, we are committed to identifying strategic opportunities that either complement or broaden the markets we operate in. Recent acquisitions include:

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

For the three months ended March 31, 2006, EMCORE’s photovoltaic revenues increased $2.4 million or 31% to $10.2 million from $7.8 million, as reported in the prior year. For the six months ended March 31, 2006, EMCORE’s photovoltaic revenues increased $5.7 million or 37% to $21.0 million from $15.3 million, as reported in the prior year. Increased sales volume of all products: solar cells, solar panels, and service revenue from government research contracts were the reason for the significant increase in year over year revenues.  Government contract revenues for photovoltaics products were $2.3 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. Government contract revenues for photovoltaics products were $5.6 million and $2.1 million for the six months ended March 31, 2006 and 2005, respectively.

The space power generation market continues to depend on government programs as a result of significant sales price erosion for commercial solar products.  After several years of decline, commercial satellite awards appear to have stabilized with 18 commercial GEO awards in 2005 and 10 GEO awards through the first five months of 2006. The pace of new satellite orders thus far point to a modest recovery in this sector. This up tick in the commercial area resulted in EMCORE Photovoltaics being awarded a multiyear volume solar cell production order from a major satellite manufacturer valued at over $20.0 million. Production under this purchase order has commenced and shipments are scheduled through the remainder of 2006 and well into 2007. We see additional areas for growth resulting from the recently announced joint venture between the Indian Space Research Organization (ISRO) and EADS Astrium for the manufacture of GEO communication satellites. EMCORE is a leading supplier of solar cell products to ISRO, and we anticipate increased activity with that customer. Government and military procurement remains steady, and we have succeeded in gaining market share in that area. EMCORE Photovoltaics recently has been awarded solar panel government contracts for military and science missions, and this represents an expansion of our customer base.

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

EMCORE is also adapting its high efficiency solar cell product for terrestrial applications. Intended for use with solar concentrator systems, these cells have already been measured at greater than 35% efficiency and further improvements are anticipated. We believe that these systems will be competitive with silicon technologies because they are more efficient than silicon and, therefore, benefit more from concentration than silicon. With energy prices at all time highs, the demand for alternative energy sources continues to gain momentum. The terrestrial solar cell market is currently estimated at $7 billion, growing at a 28% CAGR, and is expected to reach $30 billion by 2010, according to CSLA Asia-Pacific Markets. EMCORE has made initial shipments of its terrestrial solar cells to 5 solar concentrator companies, including the 2 major system manufacturers in Europe and Asia.  Additionally, over the past several months, EMCORE has bid on approximately 40 megawatts of solar installations.

In February 2006, EMCORE was awarded a subcontract to participate in the Defense Research Projects Agency (DARPA) Very High Efficiency Solar Cell (VHSEC) program to more than double the efficiency of terrestrial solar cells within the next 50 months. EMCORE was selected by the University of Delaware, the prime contractor for the DARPA VHSEC program, to develop advanced III-V multi-junction solar cells in Phase I of the program effort. The VHSEC program will provide up to $53 million in funding, which will be awarded to program participants in various phases over the next several years.

Photovoltaics revenue represented 25% and 26% of EMCORE's total revenues for the three months ended March 31, 2006 and 2005, respectively.  Photovoltaics revenue represented 26% and 27% of EMCORE's total revenues for the six months ended March 31, 2006 and 2005, respectively. Customers for the photovoltaics product line include Boeing, General Dynamics, the Indian Space Research Organization, Lockheed Martin, and Space Systems/Loral.

Electronic Materials & Devices

EMCORE’s RF materials are compound semiconductor wafers used in wireless communications. These materials have a broader bandwidth and superior performance at higher frequencies compared to silicon-based materials. EMCORE’s Electronic Materials and Devices (EMD) segment currently produces both GaAs and GaN based transistor wafers. For GaAs materials, EMD produces 4-inch and 6-inch wafers for four different products: InGaP hetero-junction bipolar transistors (HBTs), pseudomorphic high electron mobility transistor wafers (pHEMTs), enhancement-mode pHEMT transistor wafers (E-modes), and BiFET structures to improve PA efficiency and linearity to provide longer talk times for cell phones.  Due to high cell phone growth (with over 850 million units projected in 2006) and increasing wireless computing demand, EMD has substantially grown revenues over the first six months of fiscal 2006 compared to the same period in the prior fiscal year.  For GaN materials, EMD produces 2-inch, 3-inch, and 4-inch AlGaN/GaN HEMT materials on silicon carbide, sapphire, and silicon substrates, as well as a DARPA-funded development program exploring the use of diamond-bonded substrates for enhanced performance in certain government applications.

For the three months ended March 31, 2006, revenues from EMCORE’s EMD segment increased $1.5 million or 41% to $5.0 million from $3.6 million, as reported in the prior year. For the six months ended March 31, 2006, revenues from EMCORE’s EMD segment increased $3.8 million or 71% to $9.2 million from $5.4 million, as reported in the prior year. Government contract revenues for EMCORE’s EMD products were $0.5 million for both the three months ended March 31, 2006 and 2005. Government contract revenues for EMCORE’s EMD products were $1.0 million and $0.7 million for the six months ended March 31, 2006 and 2005, respectively. EMCORE expects continued funding from government contracts during fiscal 2006, with some of this funding transitioning to commercial business in 2007. Overall, the market that this segment competes in is highly competitive, raw materials are extremely expensive, and average selling prices have been declining over the past several years. Management anticipates the broader acceptance of GaAs BiFET materials, and introduction of new GaN RF materials to drive revenue growth in fiscal 2006. Both of these materials are expected to be well utilized by major RF product manufacturers in both infrastructure and wireless devices. EMD’s revenue represented 12% of EMCORE's total revenues for the three months ended March 31, 2006 and 2005. EMD’s revenue represented 11% and 9% of EMCORE's total revenues for the six months ended March 31, 2006 and 2005, respectively. Major customers for the EMD product lines include Anadigics, Inc., Freescale Semiconductor, Inc., RFMD, and Triquint.

Gross Profit

For the three months ended March 31, 2006, gross profit increased $3.2 million or 57% to $8.7 million from $5.5 million, as reported in the prior year. Compared to the prior year, gross margins for the three months ended March 31, 2006 increased to 21% from 18%. On a segment basis, margins for Fiber Optics increased from 16% to 24.8% due to the significant increase in CATV component and 10G module revenues and improvement in material costs. Margins for the Photovoltaics segment decreased from 19% to 14%. In 2005, photovoltaics revenues included the completion of several high margin solar panel contracts. Margins for the EMD segment decreased from 31% to 16% due to increased material costs and lower selling prices.

For the six months ended March 31, 2006, gross profit increased $7.9 million or 104% to $15.5 million from $7.6 million, as reported in the prior year. Compared to the prior year, gross margins for the six months ended March 31, 2006 increased to 19% from 13%. On a segment basis, margins for Fiber Optics increased from 14% to 24%, margins for the Photovoltaics segment decreased from 12% to 11% and margins for the EMD segment remained flat at 13%.

On October 1, 2005, EMCORE adopted SFAS No. 123(R) and incurred stock-based compensation expense as more fully described in Note 3 to EMCORE’s condensed consolidated financial statements. For the three and six months ended March 31, 2006, gross profit includes the effect of $0.1 million and $0.4 million, respectively, of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R), which reduced gross margin by 0.2% and 0.4%, respectively. There was no stock-based compensation expense in fiscal 2005.

Factors that contributed to the increase in gross profit include the introduction of new products where we were first to market which allowed for favorable pricing, lower unabsorbed overhead variances due to higher revenue levels, overall decreasing overhead costs and favorable product mix shifts. These factors were slightly offset by declining average selling prices, which is a gross profit pressure that is expected to remain for the foreseeable future. Actions designed to improve our gross margins (through product mix improvements, cost reductions associated with product transfers and product rationalization, and yield and quality improvements, among other things) continue to be a principal focus for us.

Operating Expenses

Selling, General and Administrative. For the three months ended March 31, 2006, SG&A expenses increased $5.9 million or 115% to $11.0 million from $5.1 million, as reported in the prior year.  For the six months ended March 31, 2006, SG&A expenses increased $7.6 million or 71% to $18.3 million from $10.7 million, as reported in the prior year. This increase in SG&A is due, in part, to a March 2006 related-party partial loan forgiveness approved by the Compensation Committee of EMCORE’s Board of Directors that totaled approximately $2.7 million as more fully described in Note 7 to EMCORE’s condensed consolidated financial statements. SG&A also increased year-over-year due to expenses attributable to the three businesses acquired since November 2005 totaling $553,000, costs incurred as we maintain the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, the continued investment in personnel strategic to our business, and expenses associated with the consolidation of EMCORE’s City of Industry, California location to New Mexico. For the three and six months ended March 31, 2006, the increase in SG&A was also attributable to stock-based compensation expense of $0.7 million and $1.1 million, respectively.

FY06 SG&A Increase (in thousands)	Three months ended March 31, 2006	Six months ended March 31, 2006

Related-party loan forgiveness	$2,683	$2,683
SFAS 123(R) stock-based compensation	652	1,136
Acquisitions-related	437	437
Additional other SG&A expenses	2,102	3,321

Total	$5,874	$7,577

For the three months ended March 31, 2006, as a percentage of revenue, SG&A increased from 17% to 27%. For the six months ended March 31, 2006, as a percentage of revenue, SG&A increased from 19% to 23%. In the three and six months ended March 31, 2005, SG&A expense included approximately $0.2 million and $0.6 million in severance-related charges. We intend to continue to aggressively address our SG&A expenses and reduce these expenses as, and when, opportunities arise.

Research and Development.   Our R&D efforts have been sharply focused to maintain our technology leadership position by working to improve the quality and attributes of our product lines. We also invest significant resources to develop new products and production technology to expand into new market opportunities by leveraging our existing technology base and infrastructure. Our efforts are focused on designing new proprietary processes and products, on improving the performance of our existing materials, components, and subsystems, and on reducing costs in the product manufacturing process. In addition to using our internal capacity to develop and manufacture products for our target markets, EMCORE continues to expand its portfolio of products and technologies through acquisitions.

For the three months ended March 31, 2006, R&D expenses increased $0.9 million or 22% to $5.0 million from $4.1 million, as reported in the prior year.  For the six months ended March 31, 2006, R&D expenses increased $0.3 million or 3% to $9.4 million from $9.1 million, as reported in the prior year. The increase in R&D is due to expenses attributable to the three businesses acquired since December 2005 totaling $0.7 million. For the three and six months ended March 31, 2006, the increase in R&D was also attributable to stock-based compensation expense of $0.2 million and $0.5 million, respectively. As a percentage of revenue, R&D decreased from 13% to 12% for the three months ended March 31, 2006 and 2005. As a percentage of revenue, R&D decreased from 16% to 12% for the six months ended March 31, 2006 and 2005.

FY06 R&D Increase (in thousands)	Three months ended March 31, 2006	Six months ended March 31, 2006

SFAS 123(R) stock-based compensation	$210	$511
Acquisitions-related	708	708
Reduction of other R&D expenses	(23)	(949)
Total	$895	$270

The reduction of other R&D expenses is a direct result of several new product launches. We believe that recently completed R&D projects have the potential to greatly improve our competitive position and drive revenue growth in the next few years. Listed below are a couple of examples:

•  In the FTTP market, EMCORE has developed an integrated PON transceiver utilizing Ortel’s industry leading video technology. EMCORE’s PON transceiver has been customer qualified and is now in volume production.

•  In the photovoltaics market, EMCORE has developed a high efficiency solar cell product for terrestrial applications. Intended for use in concentrated sunlight, these cells have been measured at greater than 35% efficiency at 500 suns.

As part of the ongoing effort to cut costs, many of our projects are to develop lower cost versions of our existing products and of our existing processes, while improving quality. Also, we have implemented a program to focus research and product development efforts on projects that we expect to generate returns within one year. As a result, EMCORE reduced overall R&D costs as a percentage of revenue without, we believe, jeopardizing future revenue opportunities. Our technology and product leadership is an important competitive advantage. Driven by current and anticipated demand, we will continue to invest in new technologies and products that offer our customers increased efficiency, higher performance, improved functionality, and/or higher levels of integration.

Other Income & Expenses

Loss from Convertible Subordinated Notes Exchange Offer. In November 2005, EMCORE exchanged $14,425,000 aggregate principal amount of EMCORE’s 5% convertible subordinated notes due in May 2006 for $16,580,460 aggregate principal amount of newly issued convertible senior subordinated notes due May 15, 2011. As a result of this transaction, EMCORE recognized a non-cash loss of approximately $1.1 million in the first quarter of fiscal 2006 related to the early extinguishment of debt. EMCORE will also incur an additional non-cash loss of approximately $1.1 million over the life of the subordinated notes, which will be charged to interest expense. This charge will increase interest expense by approximately $70,000 per quarter through May 2011, the maturity date of the convertible subordinated notes.

Equity in Net Loss of Velox.   In April 2005, EMCORE divested product technology focused on gallium nitride (GaN)-based power electronic devices for the power device industry.  The new company, Velox Semiconductor Corporation (Velox), raised $6.0 million from various venture capital partnerships.  Five EMCORE employees transferred to Velox as full-time personnel and EMCORE contributed intellectual property and equipment receiving a 19.2% stake in Velox.  During fiscal 2006, EMCORE reduced its voting percentage, relinquished its Velox Board seat, and its right to a Velox Board seat.  As a result of these changes, in EMCORE's next quarterly report on Form 10-Q, EMCORE will report its investment in Velox under the cost method of accounting rather than the equity method of accounting. Due to a three-month lag in the availability of financial statements for Velox, EMCORE reports Velox's performance on a three-month lag basis. Therefore, in this quarterly report, EMCORE recorded an investment loss for the three months ended March 31, 2006 that was based on the operating results of Velox for the three months ended December 31, 2005.  For the three and six months ended March 31, 2006, EMCORE recognized a loss of $0.2 million and $0.3 million related to Velox, which was recorded as a component of other income and expenses.  As of March 31, 2006, EMCORE's net investment in Velox amounted to approximately $1.0 million.  Under the cost method of accounting, the Velox investment will be carried at cost and adjusted only for other-than-temporary declines in fair value, distribution of earnings and additional investments.

Discontinued Operations. In November 2003, EMCORE sold its TurboDisc capital equipment business in an asset sale to a subsidiary of Veeco Instruments Inc. (Veeco). The selling price was $60.0 million in cash at closing, with a potential additional earn-out up to $20.0 million over the next two years, calculated based on the net sales of TurboDisc products. In March 2005, EMCORE received $13.2 million of earn-out payment from Veeco in connection with its first year of net sales of TurboDisc products. After offsetting this receipt against expenses related to the discontinued operation, EMCORE recorded a net gain from the disposal of discontinued operations of $12.5 million. In March 2006, EMCORE earned $2.0 million as a final earn-out payment from Veeco in connection with Veeco’s second year of net sales of TurboDisc products.  The cumulative additional earn-out totaled $15.2 million or 76% of the maximum available payout of $20.0 million.

Liquidity and Capital Resources

Working Capital

As of March 31, 2006, EMCORE had working capital of approximately $48.6 million compared to $53.5 million as of September 30, 2005. Cash, cash equivalents, and marketable securities at March 31, 2006 totaled $33.9 million, which reflects a net decrease of $6.8 million from September 30, 2005.

Cash Flow

Net Cash Used For Operations

For the six months ended March 31, 2006, net cash used for operations decreased $5.4 million or 33% to $10.7 million from $16.1 million, as reported in the prior period. The following is a summary of the major items accounting for the cash used in operations:

For the six months ended March 31, 2006, significant changes in working capital include an increase in receivables of $1.4 million, an increase in inventory of $3.2 million and a decrease in accounts payable and accrued expenses of $4.4 million. For the six months ended March 31, 2005, changes in working capital included an increase in receivables of $4.0 million, an increase in inventory of $1.6 million and a decrease in accounts payable and accrued expenses of $4.1 million.

Net Cash Provided by Investing Activities

For the six months ended March 31, 2006, net cash provided by investing activities decreased by $11.4 million to $8.8 million from $20.2 million, as reported in the prior year. Changes in cash flow during the six months ended March 31, 2006 and 2005 consisted of:

Capital expenditures - During the six months ended March 31, 2006, capital expenditures increased to $2.8 million from $2.4 million, as reported in the prior period.

Investment in K2 - In fiscal 2005, EMCORE made an investment of $1.0 million in K2. EMCORE acquired the remaining interest in K2 in January 2006, as more fully described in Note 5 to EMCORE’s condensed consolidated financial statements.

 Net Cash Provided By Financing Activities

For the six months ended March 31, 2006, net cash provided by financing activities increased $4.9 million to $5.5 million from $0.6 million. In fiscal 2006, proceeds from the exercise of stock options provided $5.4 million.

Financing Transactions

In May 2001, EMCORE issued $175.0 million aggregate principal amount of its 5% convertible subordinated notes due in May 2006 (2006 Notes). In December 2002, EMCORE purchased $13.2 million principal amount of the 2006 Notes at prevailing market prices for an aggregate of approximately $6.3 million, resulting in a gain of approximately $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million. In February 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of its remaining 2006 Notes for approximately $80.3 million aggregate principal amount of new 5% convertible senior subordinated notes due May 15, 2011 (2011 Notes) and approximately 7.7 million shares of EMCORE common stock. Interest on the 2011 Notes is payable in arrears semiannually on May 15 and November 15 of each year. The notes are convertible into EMCORE common stock at a conversion price of $8.06 per share, subject to adjustment under customary anti-dilution provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share for at least twenty trading days within a period of any thirty consecutive trading days. As a result of this transaction, EMCORE reduced debt by approximately $65.7 million, recorded a gain from early debt extinguishment of approximately $12.3 million.

In November 2005, EMCORE exchanged $14,425,000 aggregate principal amount of EMCORE’s 2006 Notes for $16,580,460 aggregate principal amount of newly issued convertible senior subordinated notes due May 15, 2011 (New 2011 Notes) pursuant to an Exchange Agreement (Agreement) with Alexandra Global Master Fund Ltd. (Alexandra).  The terms of the New 2011 Notes are identical in all material respects to EMCORE’s 2011 Notes.  The New 2011 Notes are ranked pari passu with the existing 2011 Notes.  The New 2011 Notes will be convertible at any time prior to maturity, unless previously redeemed or repurchased by EMCORE, into the shares of EMCORE common stock, no par value, at the conversion rate of 124.0695 shares of common stock per $1,000 principal amount.  The effective conversion rate is $8.06 per share of common stock, subject to adjustment under customary anti-dilution provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share for at least twenty trading days within a period of any thirty consecutive trading days.  As a result of this transaction, EMCORE recognized a non-cash loss of approximately $1.1 million in the first quarter of fiscal 2006 related to the early extinguishment of debt. EMCORE will also incur an additional non-cash loss of approximately $1.1 million over the life of the subordinated notes issued to Alexandra, which will be charged to interest expense. Furthermore, the 2006 Notes exchanged by Alexandra represented approximately 91.4% of the $15,775,000 total amount of existing 2006 Notes outstanding at the time of the transaction.  EMCORE intends to pay off the remaining $1,350,000 of 2006 Notes on or before the May 15, 2006 maturity date.

EMCORE may repurchase 2011 Notes and/or New 2011 Notes through various means, including, but not limited to, one or more open market or privately negotiated transactions in future periods. The timing and amount of repurchase, if any, whether de minimis or material, will depend on many factors, including, but not limited to, the availability of capital, the prevailing market price of the notes, and overall market conditions.

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

In September 2005, EMCORE entered into a non-recourse receivables purchase agreement (AR Agreement) with Silicon Valley Bank (SVBank).  Under the terms of the AR Agreement, EMCORE from time to time may sell, without recourse, certain accounts receivables to SVBank up to a maximum aggregate outstanding amount of $20.0 million.  The AR Agreement expires on December 31, 2006, unless the term is extended by mutual agreement by all parties. In March 2006 and September 2005, EMCORE sold approximately $6.2 million and $2.2 million of accounts receivable to SVBank, respectively.

EMCORE guarantees 49% of any amounts borrowed under GELcore’s revolving credit line. As of March 31, 2006, GELcore’s outstanding borrowings were $8.1 million. The maximum borrowing currently permitted under the credit line is approximately $10.0 million.

As of March 31, 2006, EMCORE had three standby letters of credit totaling $0.7 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of that date, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved in lawsuits and proceedings which arise in the ordinary course of business. There are no matters pending or threatened that we expect to be material in relation to our business, consolidated financial condition, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 12, 2006, EMCORE entered into an Agreement and Plan of Merger with K2 Optronics, Inc., a privately held company located in Sunnyvale, California (K2) and EMCORE Optoelectronics Acquisition Corporation, a wholly owned subsidiary of EMCORE. In connection with the merger, EMCORE issued a total of 548,688 shares of EMCORE common stock, no par value, to K2’s shareholders. EMCORE's Current Report on Form 8-K, filed January 19, 2006, is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were submitted to a vote of shareholders at EMCORE's 2006 Annual Meeting of Shareholders, held in Sarasota, Florida on February 13, 2006:

a) Election of Directors:

Nominee	Number of Shares For	Withheld Authority
John Gillen	40,709,226	1,719,808
Tom Werthan	40,890,423	1,538,611

b) Ratify the selection of Deloitte & Touche LLP as EMCORE’s independent auditors for the fiscal year ended September 30, 2006:

Number of Shares For	Number of Shares Against	Abstain
42,030,501	363,299	35,234

c) To approve an increase in the number of shares reserved for issuance under EMCORE’s 2000 Stock Option Plan:

Number of Shares For	Number of Shares Against	Abstain
22,204,036	7,089,647	718,496

d) To approve an increase in the number of shares reserved for issuance under EMCORE’s 2000 Employee Stock Purchase Plan:

Number of Shares For	Number of Shares Against	Abstain
28,669,345	629,928	712,906

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

2.1
Merger Agreement, dated January 12, 2006, by and among K2 Optronics, Inc., EMCORE Corporation, and EMCORE Optoelectronics Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on January 19, 2006).

10.1†	2000 Stock Option Plan, as amended and restated on February 13, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 17, 2006).
10.2†	2000 Employee Stock Purchase Plan, as amended and restated on February 13, 2006 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 17, 2006).
10.3†
Outside Directors Cash Compensation Plan, as amended and restated on February 13, 2006 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 17, 2006).

10.4†
Agreement regarding forgiveness of promissory note with Chief Executive Officer (incorporated by reference to Registrant’s Current Report on Form 8-K filed on March 1, 2006 and to Registrant’s Current Report on Form 8-K/A filed on March 6, 2006).

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

EMCORE CORPORATION

Date: May 10, 2006	By: /s/ Reuben F. Richards, Jr.
Reuben F. Richards, Jr. President & Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2006	By: /s/ Thomas G. Werthan
Thomas G. Werthan Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Merger Agreement, dated January 12, 2006, by and among K2 Optronics, Inc., EMCORE Corporation, and EMCORE Optoelectronics Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on January 19, 2006).

10.1†	2000 Stock Option Plan, as amended and restated on February 13, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 17, 2006).
10.2†	2000 Employee Stock Purchase Plan, as amended and restated on February 13, 2006 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 17, 2006).
10.3†
Outside Directors Cash Compensation Plan, as amended and restated on February 13, 2006 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 17, 2006).

10.4†
Agreement regarding forgiveness of promissory note with Chief Executive Officer (incorporated by reference to Registrant’s Current Report on Form 8-K filed on March 1, 2006 and to Registrant’s Current Report on Form 8-K/A filed on March 6, 2006).

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