Form 10-Q/A
period 2006-03-31
EMCORE CORP
filed 2006-05-25
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

FORM 10-Q/A
Amendment No. 1

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the "Amendment") is being filed to revise Part I, Item 1 (Financial Statements) of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 that was filed on May 10, 2006 (the "Report") to correct the inadvertent omission from the Condensed Consolidated Statements of Cash Flows of the line item entitled "Cash proceeds from disposition of discontinued operations" under the subsection entitled "Cash flows from investing activities."  The subtotals and totals of the Condensed Consolidated Statements of Cash Flows remain unchanged.  Only the missing line item was added in this Amendment.  In accordance with the rules of the Securities and Exchange Commission, this Amendment sets forth the complete text of Item 1 as amended to correct the inadvertently omitted line item.

This Amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information noted herein.  This Amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this Amendment is not a representation that any statements contained in the Report or this Amendment are true or complete as of any date subsequent to the date of the Report. This Amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PART II. OTHER INFORMATION

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

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2006 and 2005
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(13,465)	$(1,582)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on disposal of discontinued operations	(2,012)	(12,476)
Stock-based compensation expense	2,063	-
Depreciation and amortization expense	6,810	7,275
Accretion of loss from convertible subordinated notes exchange offer	67	-
Loss on convertible subordinated notes exchange offer	1,078	-
Provision for doubtful accounts	3	(170)
Equity in net loss (income) of equity method investments	182	(75)
Compensatory stock issuances	369	361
Forgiveness of shareholders’ notes receivable	2,613	34
Reduction of note receivable due for services received	260	260
Total non-cash adjustments	11,433	(4,791)
Changes in operating assets and liabilities:
Accounts receivable	(1,401)	(3,961)
Receivables, related parties	157	(67)
Inventory	(3,157)	(1,560)
Prepaid expenses and other current assets	532	135
Other assets	(461)	(204)
Accounts payable	(210)	(2,406)
Accrued expenses and other current liabilities	(4,177)	(1,711)
Total change in operating assets and liabilities	(8,717)	(9,774)
Net cash used for operating activities	(10,749)	(16,147)

Cash flows from investing activities:
Purchase of plant and equipment	(2,755)	(2,442)
Cash proceeds from disposition of discontinued operations	-	13,197
Proceeds from (investment in) K2 Optronics	500	(1,000)
Cash purchase of businesses, net of cash acquired	610	(1,283)
Purchase of marketable securities	(350)	(8,325)
Funding of restricted cash	(98)	-
Sale of marketable securities	10,850	20,025
Net cash provided by investing activities	8,757	20,172

Cash flows from financing activities:
Payments on debt obligations	(82)	(25)
Proceeds from exercise of stock options	5,385	133
Proceeds from employee stock purchase plan	326	494
Convertible debt/equity issuance costs	(114)	-
Net cash provided by financing activities	5,515	602

Net increase in cash and cash equivalents	3,523	4,627
Cash and cash equivalents, beginning of period	19,525	19,422

Cash and cash equivalents, end of period	$23,048	$24,049

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,580	$2,404

Issuance of common stock in conjunction with acquisitions	$6,460	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment under capital leases	$126	$-

Manufacturing equipment received in lieu of earn-out proceeds from disposition of discontinued operations	$2,012	$-

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

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each operating segment are as follows:

Long-Lived Assets (in thousands)	As of March 31, 2006	As of September 30, 2005

Fiber Optics	$62,525	$56,261
Photovoltaics	39,001	37,861
Electronic Materials and Devices	4,017	2,825
Total	$105,543	$96,947

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
__________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date: May 24, 2006	By: /s/ Reuben F. Richards, Jr.
Reuben F. Richards, Jr. President & Chief Executive Officer (Principal Executive Officer)

Date: May 24, 2006	By: /s/ Thomas G. Werthan
Thomas G. Werthan Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
__________
* Filed herewith