Form 10-Q
period 2006-06-30
EMCORE CORP
filed 2006-08-09
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2006

Commission File Number:  0-22175

EMCORE Corporation
(Exact name of Registrant as specified in its charter)

New Jersey
(State or other jurisdiction of incorporation or organization)

22-2746503
(IRS Employer Identification No.)

145 Belmont Drive, Somerset, NJ  08873
(Address of principal executive offices)

(732) 271-9090
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):    ☐ Large accelerated filer   ☒ Accelerated filer    ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐ Yes      ☒ No

The number of shares outstanding of the registrant’s no par value common stock as of August 4, 2006 was 50,889,524.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 4.  CONTROLS AND PROCEDURES.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
ITEM 1A.  RISK FACTORS.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
ITEM 5.  OTHER INFORMATION.
ITEM 6.  EXHIBITS.

SIGNATURES

EXHIBIT INDEX

 PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EMCORE CORPORATION
Condensed Consolidated Statements of Operations
For the three and nine months ended June 30, 2006 and 2005
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Revenue	$41,954	$33,234	$123,007	$90,628
Cost of revenue	33,336	26,503	98,864	76,293
Gross profit	8,618	6,731	24,143	14,335

Operating expenses:
Selling, general and administrative	8,182	7,902	26,445	18,589
Research and development	5,152	4,061	14,550	13,189
Total operating expenses	13,334	11,963	40,995	31,778
Operating loss	(4,716)	(5,232)	(16,852)	(17,443)

Other (income) expenses:
Interest income	(263)	(297)	(838)	(779)
Interest expense	1,331	1,202	3,987	3,606
Loss from convertible subordinated notes exchange offer	-	-	1,078	-
Equity in net loss of Velox investment	-	-	332	-
Equity in net loss (income) of GELcore investment	129	778	(21)	703
Total other expenses	1,197	1,683	4,538	3,530
Loss from continuing operations	(5,913)	(6,915)	(21,390)	(20,973)

Discontinued operations:
Gain on disposal of discontinued operations	-	-	2,012	12,476
Income from discontinued operations	-	-	2,012	12,476

Net loss	$(5,913)	$(6,915)	$(19,378)	$(8,497)

Per share data:
Basic and diluted per share data:
Loss from continuing operations	$(0.12)	$(0.15)	$(0.43)	$(0.44)
Income from discontinued operations	-	-	0.04	0.26

Net loss	$(0.12)	$(0.15)	$(0.39)	$(0.18)

Weighted average number of shares outstanding used in basic and diluted per share calculations	50,430	47,426	49,336	47,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of June 30, 2006 and September 30, 2005
(in thousands)
(unaudited)
	As of June 30, 2006	As of September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$16,138	$19,525
Restricted cash	1,303	547
Marketable securities	7,900	20,650
Accounts receivable, net	27,388	22,633
Receivables, related parties	482	4,197
Inventory, net	24,940	18,348
Prepaid expenses and other current assets	3,224	3,638
Total current assets	81,375	89,538

Property, plant and equipment, net	56,997	56,957
Goodwill	40,476	34,643
Intangible assets, net	6,624	5,347
Investments in unconsolidated affiliates	12,388	12,698
Receivables, related parties	169	169
Other assets, net	5,526	6,935

Total assets	$203,555	$206,287

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,692	$15,587
Accrued expenses and other current liabilities	13,540	19,078
Notes payable, current portion	430	-
Convertible subordinated notes, current portion	-	1,350
Total current liabilities	34,662	36,015

Notes payable, long-term	277	-
Convertible subordinated notes, long-term	95,895	94,709
Total liabilities	130,834	130,724

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 100,000 shares authorized, 50,805 shares issued and 50,646 shares outstanding at June 30, 2006; 48,023 shares issued and 48,003 shares outstanding at September 30, 2005	410,153	392,466
Accumulated deficit	(335,349)	(315,971)
Treasury stock, at cost 159 shares at June 30, 2006; 20 shares at September 30, 2005	(2,083)	(932)
Total shareholders’ equity	72,721	75,563

Total liabilities and shareholders’ equity	$203,555	$206,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2006 and 2005
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(19,378)	$(8,497)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on disposal of discontinued operations	(2,012)	(12,476)
Stock option compensation expense	3,086	-
Depreciation and amortization expense	10,297	10,861
Accretion of loss from convertible subordinated notes exchange offer	116	-
Loss on convertible subordinated notes exchange offer	1,078	-
Provision for doubtful accounts	56	(170)
Equity in net (income) loss of GELcore	(21)	703
Equity in net loss of Velox	332	-
Compensatory stock issuances	591	579
Forgiveness of shareholders’ notes receivable	2,613	34
Reduction of note receivable due for services received	390	390
Total non-cash adjustments	16,526	(79)
Changes in operating assets and liabilities:
Accounts receivable	(4,072)	(6,328)
Receivables, related parties	(49)	(317)
Inventory	(5,931)	(2,761)
Prepaid expenses and other current assets	389	941
Other assets	(928)	(402)
Accounts payable	3,320	(2,070)
Accrued expenses and other current liabilities	(7,904)	(1,664)
Total change in operating assets and liabilities	(15,175)	(12,601)
Net cash used for operating activities	(18,027)	(21,177)

Cash flows from investing activities:
Cash proceeds from disposition of discontinued operations	-	13,197
Investment in GELcore	-	(1,470)
Purchase of plant and equipment	(4,008)	(3,280)
Proceeds from (investment in) K2 Optronics	500	(1,000)
Cash purchase of businesses, net of cash acquired	610	(2,783)
Purchase of marketable securities	(350)	(11,225)
Funding of restricted cash	(703)	-
Sale of marketable securities	13,100	22,875
Net cash provided by investing activities	9,149	16,314

Cash flows from financing activities:
Payments on debt obligations	(176)	(31)
Proceeds from exercise of stock options	6,023	503
Proceeds from employee stock purchase plan	1,108	1,006
Convertible debt/equity issuance costs	(114)	-
Principal payment on convertible debt obligation	(1,350)	-
Net cash provided by financing activities	5,491	1,478

Net decrease in cash and cash equivalents	(3,387)	(3,385)
Cash and cash equivalents, beginning of period	19,525	19,422

Cash and cash equivalents, end of period	$16,138	$16,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$5,067	$4,806

Issuance of common stock in conjunction with acquisitions	$6,460	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment under capital leases	$126	$-

Net decrease in liabilities for purchase of plant and equipment	$670	$-

Manufacturing equipment received in lieu of earn-out proceeds from disposition of discontinued operations	$2,012	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to Condensed Consolidated Financial Statements
As of June 30, 2006 and September 30, 2005 and
For the three and nine months ended June 30, 2006 and 2005
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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by US GAAP for annual financial statements. In the opinion of management, all information considered necessary for a fair presentation of the financial statements has been included. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2005 has been derived from the audited financial statements as of such date. For a more complete understanding of EMCORE’s financial position, operating results, risk factors and other matters, please refer to EMCORE's Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

FIN 47 - Effective October 1, 2005, EMCORE adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143. This interpretation clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligations are conditional on a future event and where an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this pronouncement did not have a material impact on EMCORE’s financial statements.

FIN 48 - In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. EMCORE does not believe the adoption of FIN 48 on October 1, 2007 will have a material impact on its financial statements.

EITF No. 05-6 - In June 2005, the Emerging Issues Task Force (EITF) issued No. 05-6, Determining the Amortization Period for Leasehold Improvements. The pronouncement requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively and EMCORE adopted it during the first quarter of fiscal 2006. This pronouncement did not have a material impact on the financial statements.

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

NOTE 3.  Stock-based Compensation.

Stock Options

EMCORE has stock option plans to provide long-term incentives to eligible employees, officers, and directors in the form of stock options.  Most of the stock options vest and become exercisable over four to five years and have ten-year terms. EMCORE maintains two incentive stock option plans: the 2000 Stock Option Plan (2000 Plan), and the 1995 Incentive and Non-Statutory Stock Option Plan (1995 Plan and, together with the 2000 Plan, the Option Plans). The 1995 Plan authorizes the grant of options to purchase up to 2,744,118 shares of EMCORE's common stock. As of June 30, 2006, no options were available for issuance under the 1995 Plan. The 2000 Plan authorizes the grant of options to purchase up to 9,350,000 shares of EMCORE's common stock. As of June 30, 2006, 1,433,874 options were available for issuance under the 2000 Plan. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

During the three and nine months ended June 30, 2006, 211,750 and 1,740,707 options were granted pursuant to the 2000 Plan, respectively. All options were issued at the closing market price on the date of grant. The stock option issue prices for the three months ended June 30, 2006 ranged from $7.97 to $12.57 per share. The stock option issue prices for the nine months ended June 30, 2006 ranged from $5.18 to $12.57 per share. These options are subject to a five-year vesting period for new-hire grants and a four-year vesting period for retention grants, and have a contractual life of ten years. The weighted average grant date fair value for the options issued during the three and nine months ended June 30, 2006 was $7.89 and $6.33, respectively. No executive officers received any stock option grants during fiscal 2006.  As of June 30, 2006, 2,408,896 options were exercisable. EMCORE issues new shares of common stock upon exercise of stock options.

The following table summarizes the activity under the Option Plans:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of September 30, 2005	6,166,226	$4.16
Granted	1,740,707	7.93
Exercised	(1,524,542)	3.95
Cancelled	(222,409)	3.46

Outstanding as of June 30, 2006	6,159,982	$5.30	7.46	$29,345

Exercisable as of June 30, 2006	2,408,896	$5.53	5.36	$12,629

Non-vested as of June 30, 2006	3,751,086	$5.16	8.81	$16,716

 As of June 30, 2006 there was $12.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Option Plans. This expense is expected to be recognized over a weighted average life of 3.3 years. The total intrinsic value of options exercised during the three and nine months ended June 30, 2006 was $1.6 million and $7.4 million, respectively. The total fair value of shares vested during the three and nine months ended June 30, 2006 was $0.9 million and $2.6 million, respectively. EMCORE received $0.6 million and $6.0 million in cash from the exercise of stock options during the three and nine months ended June 30, 2006, respectively.

At June 30, 2006, stock options outstanding were as follows:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

<$1	1,920	1.43	$0.23
>$1 to <$5	3,572,590	7.39	2.70
>$5 to <$10	2,332,582	7.92	7.60
>$10	252,890	4.42	20.88

	6,159,982	7.46	$5.30

At June 30, 2006, stock options exercisable were as follows:

Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

<$1	1,920	1.43	$0.23
>$1 to <$5	1,504,644	6.34	2.37
>$5 to <$10	675,992	3.73	7.03
>$10	226,340	3.79	22.07

	2,408,896	5.36	$5.53

Employee Stock Purchase Plan

In fiscal 2000, EMCORE adopted an Employee Stock Purchase Plan (ESPP). The ESPP provides employees of EMCORE an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan, with new participation periods beginning the first business day of January and July of each year. The purchase price is set at 85% of the market price for EMCORE's common stock on either the first or last day of the participation period, whichever is lower and contributions are limited to 10% of an employee's compensation. The number of shares of common stock available for issuance under the ESPP is 2,000,000 shares. The amount of shares issued for the ESPP are as follows:

Number of Shares

Amount of shares reserved for the ESPP	2,000,000

Number of shares issued in December 2000 for calendar year 2000	(16,534)
Number of shares issued in December 2001 for calendar year 2001	(48,279)
Number of shares issued in December 2002 for calendar year 2002	(89,180)
Number of shares issued in December 2003 for calendar year 2003	(244,166)
Number of shares issued in June 2004 for first half of calendar year 2004	(166,507)
Number of shares issued in December 2004 for second half of calendar year 2004	(167,546)
Number of shares issued in June 2005 for first half of calendar year 2005	(174,169)
Number of shares issued in December 2005 for second half of calendar year 2005	(93,619)
Number of shares issued in June 2006 for first half of calendar year 2006	(123,857)

Remaining shares reserved for the ESPP as of June 30, 2006	876,143

Future Issuances

As of June 30, 2006, EMCORE has reserved a total of 20,841,970 shares of its common stock for future issuances as follows:

Number of Shares

For exercise of outstanding warrants to purchase common stock	31,535
For exercise of outstanding common stock options	6,159,982
For conversion of subordinated notes	12,016,930
For future issuances to employees under the ESPP plan	876,143
For future common stock option awards	1,433,874

Total reserved	20,518,464

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

Periods prior to the adoption of SFAS 123(R) - Prior to the adoption of SFAS 123(R), EMCORE provided the disclosures required under SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. EMCORE did not recognize stock-based compensation expense in its statement of operations for periods prior to the adoption of SFAS 123(R) since options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if EMCORE had applied the fair value recognition provisions of SFAS 123(R) to options granted under EMCORE’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the three months and nine months ended June 30, 2006 are not presented because stock-based compensation was accounted for under SFAS 123(R)’s fair-value method during this period.

(in thousands, except per share amounts)	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005

Reported net loss	$(6,915)	$(8,497)
Less:
Pro forma stock-based compensation expense determined under the fair value based method, net of tax	(788)	(2,132)

Pro forma net loss	$(7,703)	$(10,629)

Reported net loss per basic and diluted share	$(0.15)	$(0.18)

Pro forma net loss per basic and diluted share	$(0.16)	$(0.23)

Adoption of SFAS 123(R) - During the three and nine months ended June 30, 2006, EMCORE recorded stock-based compensation expense totaling $1.0 million and $3.1 million, respectively. As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest. The effect of recording stock-based compensation expense for the three and nine months ended June 30, 2006 was as follows:

(in thousands, except per share amounts)	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006

Stock-based compensation expense by award type:
Employee stock options	$(904)	$(2,557)
Employee stock purchase plan	(119)	(529)

Total stock-based compensation expense	$(1,023)	$(3,086)

Net effect on net loss per basic and diluted share	$(0.02)	$(0.06)

The stock-based compensation expense for the three and nine months ended June 30, 2006 was distributed as follows:

Stock-Based Compensation Expense by Segment For the three months ended June 30, 2006 (in thousands)	COGS	SG&A	R&D	Total

Fiber Optics	$202	$257	$255	$714
Photovoltaics	52	117	44	213
Electronic Materials and Devices	41	28	27	96
Total stock-based compensation expense	$295	$402	$326	$1,023

Stock-Based Compensation Expense by Segment For the nine months ended June 30, 2006 (in thousands)	COGS	SG&A	R&D	Total

Fiber Optics	$494	$1,014	$677	$2,185
Photovoltaics	125	409	89	623
Electronic Materials and Devices	92	115	71	278
Total stock-based compensation expense	$711	$1,538	$837	$3,086

Valuation Assumptions

EMCORE estimated the fair value of stock options using a Black-Scholes model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions:

Stock Option Plans	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	97%	106%	97%	106%
Risk-free interest rate	4.7%	3.9%	4.7%	3.8%
Expected term (in years)	6	5	6	5

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

NOTE 4.  Investments.

In January 1999, General Electric Lighting and EMCORE formed GELcore, a joint venture to address the solid-state lighting market with high-brightness light-emitting diode-based (HB-LED) lighting systems. General Electric Lighting and EMCORE have agreed that this joint venture will be the exclusive vehicle for each party's participation in solid-state lighting. EMCORE has a 49% non-controlling interest in the GELcore venture, and accounts for this investment using the equity method of accounting. As of June 30, 2006, EMCORE's net investment in this joint venture amounted to approximately $11.4 million.

In April 2005, EMCORE divested product technology focused on gallium nitride (GaN)-based power electronic devices for the power device industry.  The new company, Velox Semiconductor Corporation (Velox), raised $6.0 million from various venture capital partnerships.  Five EMCORE employees transferred to Velox as full-time personnel and EMCORE contributed intellectual property and equipment receiving a 19.2% stake in Velox.  For the three months ended December 31, 2005 and March 31, 2006, EMCORE had recognized a loss of $0.2 million and $0.1 million, respectively, related to Velox, which was recorded as a component of other income and expenses.  During fiscal 2006, EMCORE reduced its voting percentage and relinquished its Velox Board seat, and its right to a Velox Board seat.  As a result of these modifications, EMCORE now reports its investment in Velox under the cost method of accounting rather than the equity method of accounting. Under the cost method of accounting, the Velox investment will be carried at cost and adjusted only for other-than-temporary declines in fair value, distribution of earnings and additional investments. As of June 30, 2006, EMCORE's net investment in Velox amounted to approximately $1.0 million.

NOTE 5.  Acquisitions.

On January 12, 2006, EMCORE entered into an Agreement and Plan of Merger (Merger Agreement) with K2 Optronics, Inc. (K2), a privately held company located in Sunnyvale, CA and EMCORE Optoelectronics Acquisition Corporation, a wholly owned subsidiary of EMCORE (Merger Sub).  Pursuant to the Merger Agreement, EMCORE acquired K2 in a transaction in which Merger Sub merged with and into K2, with K2 becoming a wholly owned subsidiary of EMCORE.  EMCORE, an investor in K2, paid approximately $4.1 million in EMCORE common stock, and paid approximately $0.7 million in transaction-related expenses, to acquire the remaining part of K2 that EMCORE did not already own. Prior to the transaction EMCORE owned a 13.6% equity interest in K2 as a result of a $1.0 million investment that EMCORE made in K2 in October 2004. In addition, K2 was a supplier to EMCORE of analog external cavity lasers for CATV applications. In connection with the merger, EMCORE issued a total of 548,688 shares of EMCORE common stock, no par value, (based on a 20-trading day weighted average price), to K2’s shareholders.  EMCORE has filed a shelf registration statement with respect to the resale of the EMCORE shares on July 7, 2006. Including EMCORE’s initial $1.0 million investment in K2, the purchase price, on a preliminary basis, was allocated as follows: $1.1 million in cash, $0.1 million in other current assets, $0.8 million in fixed assets, $1.5 million in intellectual property, $2.4 million in accounts payable and accrued liabilities, $0.8 million in debt and $4.8 million in residual goodwill. Furthermore, in connection with this K2 acquisition, EMCORE and JDS Uniphase (JDSU) amended their May 2005 Purchase Agreement relating to EMCORE’s acquisition of JDSU’s analog CATV and RF over fiber specialty businesses.  As a result, JDSU retained its K2 investment (on a pre-merger basis), and repaid $0.5 million to EMCORE.

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

NOTE 7.  Receivables.

Accounts receivable consisted of the following:

Accounts Receivable, net (in thousands)	As of June 30, 2006	As of September 30, 2005

Accounts receivable	$25,977	$21,721
Accounts receivable - unbilled	1,732	1,240
Subtotal	27,709	22,961
Allowance for doubtful accounts	(321)	(328)

Total	$27,388	$22,633

In September 2005, EMCORE entered into a non-recourse receivables purchase agreement (AR Agreement) with Silicon Valley Bank (SVBank).  Under the terms of the AR Agreement, EMCORE from time to time may sell, without recourse, certain account receivables to SVBank up to a maximum aggregate outstanding amount of $20.0 million.  The AR Agreement expires on December 31, 2006, unless the term is extended by mutual agreement by all parties. In June 2006 and September 2005, EMCORE sold approximately $6.5 million and $2.2 million of account receivables to SVBank, respectively.

Receivables from related parties consisted of the following:

Receivables, Related Parties (in thousands)	As of June 30, 2006	As of September 30, 2005

Current assets:
GELcore-related	$200	$185
Velox-related	282	249
Employee loans	-	3,000
Employee loans - interest portion	-	763
Subtotal	482	4,197

Long-term assets:
Employee loans	169	169

Total	$651	$4,366

Employee Loans

From time to time, prior to July 2002, EMCORE loaned money to certain of its executive officers and directors. Pursuant to due authorization from EMCORE's Board of Directors, EMCORE loaned $3.0 million to Mr. Reuben Richards, the Chief Executive Officer in February 2001 (Note). The Note matured on February 22, 2006 and bore interest compounded at a rate of (a) 5.18% per annum through May 23, 2002 and (b) 4.99% from May 24, 2002 through maturity. All interest was payable at maturity. On February 13, 2006, Mr. Richards tendered 139,485 shares of EMCORE common stock in partial payment of the Note. Principal plus accrued interest on the Note totaled approximately $3.83 million.  The Compensation Committee of EMCORE’s Board of Directors specifically approved the tender of shares, as permitted by the Note, at the price of $8.25 per share, which was the closing price of EMCORE common stock on February 13, 2006. On February 28, 2006, the Compensation Committee resolved to forgive the remaining balance of the Note (approximately $2.7 million), effective as of March 10, 2006.  Mr. Richards’ tender of common stock on February 13, 2006 was accepted as full payment and satisfaction of the Note, including principal and accrued interest.  Additionally, the Compensation Committee resolved to accelerate and vest the final tranche of each of the incentive stock option grants made in fiscal 2004 and 2005 to Mr. Richards, which constitute a combined accelerated vesting of 111,250 shares. In considering this matter, the Compensation Committee carefully considered Mr. Richards’ past performance, including the recent appreciation in the stock price and EMCORE’s improved financial performance, the facts and circumstances surrounding the loan, Mr. Richards’ current compensation, Mr. Richards’ willingness to repay a portion of the Note and all resulting taxes totaling $1.3 million, and the desire to retain Mr. Richards’ continued service to EMCORE. EMCORE recorded a one-time, non-cash charge of approximately $2.7 million in March 2006 for the partial forgiveness of the Note, plus a non-cash charge of approximately $0.3 million in stock-based compensation expense under SFAS 123(R) relating to the accelerated ISO grants.

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

NOTE 8.  Inventory, net.

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor and manufacturing overhead costs. Inventory consisted of the following:

Inventory, net (in thousands)	As of June 30, 2006	As of September 30, 2005

Raw materials	$18,430	$15,482
Work-in-process	4,323	5,101
Finished goods	8,930	5,911
Subtotal	31,683	26,494

Less: reserves	(6,743)	(8,146)

Total	$24,940	$18,348

NOTE 9.  Property, Plant and Equipment, net.

Property, plant and equipment consisted of the following:

Property, Plant and Equipment, net (in thousands)	As of June 30, 2006	As of September 30, 2005

Land	$1,502	$1,502
Building and improvements	39,730	37,944
Equipment	71,844	71,854
Furniture and fixtures	5,639	5,002
Leasehold improvements	3,170	2,935
Construction in progress	8,618	3,390
Property and equipment under capital lease	466	466
Subtotal	130,969	123,093

Less: accumulated depreciation and amortization	(73,972)	(66,136)

Total	$56,997	$56,957

NOTE 10.  Goodwill and Intangible Assets, net.

The following table sets forth changes in the carrying value of goodwill by reportable segment:

(in thousands)	Fiber Optics	Photovoltaics	Total

Balance as of September 30, 2005	$14,259	$20,384	$34,643
Acquisition - Force Inc.	800	-	800
Acquisition - JDSU CATV purchase price adjustment	20	-	20
Acquisition - K2 Optronics	4,750	-	4,750
Acquisition - Earn out payments	263	-	263

Balance as of June 30, 2006	$20,092	$20,384	$40,476

The following table sets forth changes in the carrying value of intangible assets by reportable segment:

(in thousands)	As of June 30, 2006			As of September 30, 2005
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics:
Patents	$495	$(192)	$303	$368	$(136)	$232
Ortel acquired IP	3,274	(2,232)	1,042	3,274	(1,746)	1,528
JDSU acquired IP	1,040	(264)	776	1,650	(110)	1,540
Alvesta acquired IP	193	(138)	55	193	(107)	86
Molex acquired IP	558	(307)	251	558	(223)	335
Corona acquired IP	1,000	(417)	583	1,000	(267)	733
Phasebridge acquired IP	700	(108)	592	-	-	-
Force acquired IP	1,200	(161)	1,039	-	-	-
K2 Optronics acquired IP	1,500	(141)	1,359	-	-	-
Subtotal	9,960	(3,960)	6,000	7,043	(2,589)	4,454

Photovoltaics:
Patents	352	(144)	208	271	(101)	170
Tecstar acquired IP	1,900	(1,663)	237	1,900	(1,350)	550
Subtotal	2,252	(1,807)	445	2,171	(1,451)	720

Electronic Materials & Devices:
Patents	433	(254)	179	390	(217)	173
Total	$12,645	$(6,021)	$6,624	$9,604	$(4,257)	$5,347

Based on the carrying amount of the intangible assets, the estimated future amortization expense is as follows:

Amortization Expense (in thousands)

Period ending:
3-month period ended September 30, 2006	$644
Year ended September 30, 2007	2,174
Year ended September 30, 2008	1,505
Year ended September 30, 2009	1,104
Year ended September 30, 2010	855
Thereafter	342
Total future amortization expense	$6,624

NOTE 11.  Accrued Expenses and Other Current Liabilities.

The components of accrued expenses and other current liabilities consisted of the following:

Accrued Expenses and Other Current Liabilities (in thousands)	As of June 30, 2006	As of September 30, 2005

Compensation-related	$4,909	$4,974
Interest	619	1,814
Warranty	1,072	1,268
Deferred revenue and customer deposits	697	1,539
Professional fees	671	1,082
Royalty	475	551
Acquisition-related	2,351	5,006
Self insurance	817	646
Other	1,929	2,198
Total	$13,540	$19,078

Product Warranty Reserves. EMCORE provides its customers with limited rights of return for non-conforming shipments and warranty claims for certain products. In accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, EMCORE makes estimates using historical experience rates as a percentage of revenue and accrues estimated warranty expense as a cost of revenue. Warranty obligations are estimated based on historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should actual experience relative to these factors differ from estimates, additional warranty reserves may be required. Alternatively, if more reserves were estimated than needed, a portion of such provisions may be reversed in future periods. The following table sets forth changes in the product warranty accrual account:

Warranty Reserve (in thousands)

Balance as of October 1, 2005	$1,268
Accruals for warranty expense	192
Reversals due to use or expiration of liability	(388)
Balance as of June 30, 2006	$1,072

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

In November 2005, EMCORE exchanged $14,425,000 aggregate principal amount of EMCORE’s 2006 Notes for $16,580,460 aggregate principal amount of newly issued Convertible Senior Subordinated Notes due May 15, 2011 (New 2011 Notes) pursuant to an Exchange Agreement (Agreement) with Alexandra Global Master Fund Ltd. (Alexandra).  The terms of the New 2011 Notes are identical in all material respects to EMCORE’s 2011 Notes.  The New 2011 Notes are ranked pari passu with the existing 2011 Notes.  The New 2011 Notes will be convertible at any time prior to maturity, unless previously redeemed or repurchased by EMCORE, into the shares of EMCORE common stock, no par value, at the conversion rate of 124.0695 shares of common stock per $1,000 principal amount.  The effective conversion rate is $8.06 per share of common stock, subject to adjustment under customary anti-dilutive provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share.  As a result of this transaction, EMCORE recognized a non-cash loss of approximately $1.1 million in the first quarter of fiscal 2006. EMCORE will also incur an additional non-cash loss of approximately $1.1 million over the life of the subordinated notes issued to Alexandra, which will be charged as interest expense. Furthermore, the 2006 Notes exchanged by Alexandra represented approximately 91.4% of the $15,775,000 total amount of existing 2006 Notes outstanding at the time of the transaction.  EMCORE paid the remaining $1,350,000 of 2006 Notes on the May 15, 2006 maturity date.

NOTE 13.  Commitments and Contingencies.

EMCORE is involved in lawsuits and proceedings that arise in the ordinary course of business. There are no matters pending that we expect to be material in relation to our business, consolidated financial condition, results of operations, or cash flows.

EMCORE guarantees 49% of any amounts borrowed under GELcore’s revolving credit line. As of June 30, 2006, GELcore’s outstanding borrowings were $4.9 million. The maximum borrowing currently permitted under the credit line is approximately $10.0 million.

NOTE 14.  Segment Data and Related Information.

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

The following tables set forth the revenues and percentage of total revenues attributable to each of EMCORE's operating segments for the three and nine months ended June 30, 2006 and 2005.

Revenues by Segment (in thousands)	Three months ended June 30, 2006		Three months ended June 30, 2005
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$25,968	61.9%	$21,109	63.5%
Photovoltaics	10,354	24.7	8,807	26.5
Electronic Materials and Devices	5,632	13.4	3,318	10.0
Total revenues	$41,954	100.0%	$33,234	100.0%

Revenues by Segment (in thousands)	Nine months ended June 30, 2006		Nine months ended June 30, 2005
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$76,825	62.5%	$57,828	63.8%
Photovoltaics	31,342	25.5	24,084	26.6
Electronic Materials and Devices	14,840	12.0	8,716	9.6
Total revenues	$123,007	100.0%	$90,628	100.0%

The following tables set forth EMCORE's consolidated revenues by geographic region. Revenue was assigned to geographic regions based on the customers’ or contract manufacturers’ shipment locations.

Geographic Revenues (in thousands)	Three months ended June 30, 2006		Three months ended June 30, 2005
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$32,201	76.8%	$28,969	87.2%
South America, Africa and Asia	8,573	20.4	2,893	8.7
Europe	1,180	2.8	1,372	4.1
Total revenues	$41,954	100.0%	$33,234	100.0%

Geographic Revenues (in thousands)	Nine months ended June 30, 2006		Nine months ended June 30, 2005
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$100,272	81.5%	$74,681	82.4%
South America, Africa and Asia	19,517	15.9	10,915	12.0
Europe	3,218	2.6	5,032	5.6
Total revenues	$123,007	100%	$90,628	100.0%

For the three months ended June 30, 2006, Jabil Circuit, Ltd. (Jabil) accounted for 10% of our total revenue. Jabil acts as a contract manufacturer assembling systems for Cisco. A majority of EMCORE’s sales to Jabil consisted of 10G Ethernet module products historically sold to Cisco. For the nine months ended June 30, 2006 and 2005, Cisco accounted for 14% and 21% of our total revenue, respectively. For the three months ended June 30, 2005, Space Systems/Loral accounted for 11% of our total revenue.

The following table sets forth operating losses attributable to each EMCORE operating segment.

Operating Loss by Segment (in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Operating (loss) income by segment:
Fiber Optics	$(3,733)	$(2,869)	$(11,166)	$(11,387)
Photovoltaics	(1,037)	(1,707)	(4,485)	(2,759)
Electronic Materials and Devices	54	(656)	(1,201)	(3,297)
Operating loss	(4,716)	(5,232)	(16,852)	(17,443)

Other (income) expenses:
Interest expense	1,068	905	3,149	2,827
Loss from convertible subordinated notes exchange offer	-	-	1,078	-
Equity in net loss of Velox investment	-	-	332	-
Equity in net loss (income) of GELcore investment	129	778	(21)	703
Total other expenses	1,197	1,683	4,538	3,530

Loss from continuing operations	$(5,913)	$(6,915)	$(21,390)	$(20,973)

On October 1, 2005, EMCORE adopted SFAS No. 123(R) and incurred stock-based compensation expense as more fully described in Note 3 to EMCORE’s condensed consolidated financial statements. For the three and nine months ended June 30, 2006, operating loss includes the effect of $1.0 million and $3.1 million, respectively, of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R). There was no stock-based compensation expense in fiscal 2005.

Operating loss also includes a $2.7 million charge associated with a related-party loan forgiveness. This charge was allocated to each segment based upon fiscal 2006 forecasted annual revenues.

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each operating segment are as follows:

Long-Lived Assets (in thousands)	As of June 30, 2006	As of September 30, 2005

Fiber Optics	$61,309	$56,261
Photovoltaics	39,082	37,861
Electronic Materials and Devices	3,705	2,825
Total	$104,096	$96,947

NOTE 15.  Subsequent Event.

On July 19, 2006, EMCORE entered into an Asset Purchase Agreement (the ''Purchase Agreement'') with IQE plc, a public limited company organized under the laws of the United Kingdom (''IQE''), and IQE RF, LLC, a New Jersey limited liability corporation and a wholly owned subsidiary of IQE (the ''Purchaser''). Under the Purchase Agreement, the Purchaser will purchase the assets of EMCORE's Electronic Materials & Device division (the ''EMD Business''), including inventory, fixed assets, and intellectual property, for $16.0 million (the ''Purchase Price''), consisting of a $0.2 million deposit previously delivered to EMCORE, $12.8 million delivered via wire transfer at closing of the transaction, and $3.0 million in the form of a secured promissory note of IQE and Purchaser (the ''Note''), guaranteed by IQE's affiliates. The Note is to be repaid in four quarterly installments beginning in calendar year 2007, and bears interest at 7.5%. The transaction is currently expected to close in mid-August.

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

EMCORE’s Fiber Optic segment offers optical components, subsystems and systems for high speed data and telecommunications networks, cable television (CATV) and fiber-to-the-premises (FTTP). EMCORE’s Photovoltaic segment provides products for both satellite and terrestrial applications. For satellite applications, EMCORE offers high efficiency Gallium Arsenide (GaAs) solar cells, Covered Interconnect Cells (CICs) and panels. For terrestrial applications, EMCORE is adapting its high-efficiency GaAs solar cells for use in solar concentrator systems. Our Electronic Materials and Devices segment provides radio frequency (RF) transistor materials for high bandwidth wireless communications systems.

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

EMCORE has been supplying high-efficiency GaAs solar cells to the satellite industry since 1999. Recently, with the increase in traditional energy costs, we have been involved in migrating our GaAs high-efficiency solar cells for terrestrial applications. EMCORE has developed a 35% high-efficiency terrestrial based solar cell and has fulfilled orders for two solar concentrator companies, and provided samples to several others including two major system manufacturers in Europe and Asia.

Demand for EMCORE's products continue to be driven principally by increased communications bandwidth requirements and by expanded competition between telecommunications carriers, CATV multiple service operators (MSOs), and wireless network providers for the delivery of video, voice and data.  We also continue our leadership of the 10G Ethernet space, commenced volume production of a next-generation FTTP triplexer product, won numerous major satellite programs, and increased sales of our 3G wireless and base station materials. In fiscal 2006 to date, revenues have increased by 36% over the prior period. We are continuing our efforts to streamline operations and focus on bottom-line profitability.

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

Subsequent Event

On July 19, 2006, EMCORE entered into an Asset Purchase Agreement (the ''Purchase Agreement'') with IQE plc, a public limited company organized under the laws of the United Kingdom (''IQE''), and IQE RF, LLC, a New Jersey limited liability corporation and a wholly owned subsidiary of IQE (the ''Purchaser''). Under the Purchase Agreement, the Purchaser will purchase the assets of EMCORE's Electronic Materials & Device division (the ''EMD Business''), including inventory, fixed assets, and intellectual property, for $16.0 million (the ''Purchase Price''), consisting of a $0.2 million deposit previously delivered to EMCORE, $12.8 million delivered via wire transfer at closing of the transaction, and $3.0 million in the form of a secured promissory note of IQE and Purchaser (the ''Note''), guaranteed by IQE's affiliates. The Note is to be repaid in four quarterly installments beginning in calendar year 2007, and bears interest at 7.5%. IQE will continue to operate the EMD Business in the Somerset, New Jersey facility, and approximately 50 employees of EMCORE will be transferred to IQE. The transaction is currently expected to close in mid-August.

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

The following tables set forth the revenues and percentage of total revenues attributable to each of EMCORE's operating segments for the three and nine months ended June 30, 2006 and 2005.

Revenues by Segment (in thousands)	Three months ended June 30, 2006		Three months ended June 30, 2005
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$25,968	61.9%	$21,109	63.5%
Photovoltaics	10,354	24.7	8,807	26.5
Electronic Materials and Devices	5,632	13.4	3,318	10.0
Total revenues	$41,954	100.0%	$33,234	100.0%

Revenues by Segment (in thousands)	Nine months ended June 30, 2006		Nine months ended June 30, 2005
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$76,825	62.5%	$57,828	63.8%
Photovoltaics	31,342	25.5	24,084	26.6
Electronic Materials and Devices	14,840	12.0	8,716	9.6
Total revenues	$123,007	100.0%	$90,628	100.0%

The following tables set forth EMCORE's consolidated revenues by geographic region. Revenue was assigned to geographic regions based on the customers’ or contract manufacturers’ shipment locations.

Geographic Revenues (in thousands)	Three months ended June 30, 2006		Three months ended June 30, 2005
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$32,201	76.8%	$28,969	87.2%
South America, Africa and Asia	8,573	20.4	2,893	8.7
Europe	1,180	2.8	1,372	4.1
Total revenues	$41,954	100.0%	$33,234	100.0%

Geographic Revenues (in thousands)	Nine months ended June 30, 2006		Nine months ended June 30, 2005
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$100,272	81.5%	$74,681	82.4%
South America, Africa and Asia	19,517	15.9	10,915	12.0
Europe	3,218	2.6	5,032	5.6
Total revenues	$123,007	100.0%	$90,628	100.0%

EMCORE is devoted to working directly with its customers from initial product design, product qualification and manufacturing to product delivery. EMCORE's customer base includes many of the largest semiconductor, telecommunications, data communications, and computer manufacturing companies in the world. For the three months ended June 30, 2006, Jabil Circuit, Ltd. accounted for 10% of our total revenue. Jabil acts as a contract manufacturer assembling systems for Cisco. A majority of EMCORE’s sales to Jabil consisted of 10G Ethernet module products historically sold to Cisco. For the nine months ended June 30, 2006 and 2005, Cisco accounted for 14% and 21% of our total revenue, respectively. For the three months ended June 30, 2005, Space Systems/Loral accounted for 11% of our total revenue.

The following table sets forth operating losses attributable to each EMCORE operating segment

Operating Loss by Segment (in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Operating (loss) income by segment:
Fiber Optics	$(3,733)	$(2,869)	$(11,166)	$(11,387)
Photovoltaics	(1,037)	(1,707)	(4,485)	(2,759)
Electronic Materials and Devices	54	(656)	(1,201)	(3,297)
Operating loss	(4,716)	(5,232)	(16,852)	(17,443)

Other (income) expenses:
Interest expense	1,068	905	3,149	2,827
Loss from convertible subordinated notes exchange offer	-	-	1,078	-
Equity in net loss of Velox investment	-	-	332	-
Equity in net loss (income) of GELcore investment	129	778	(21)	703
Total other expenses	1,197	1,683	4,538	3,530

Loss from continuing operations	$(5,913)	$(6,915)	$(21,390)	$(20,973)

On October 1, 2005, EMCORE adopted SFAS No. 123(R) and incurred stock-based compensation expense as more fully described in Note 3 to EMCORE’s condensed consolidated financial statements. For the three and nine months ended June 30, 2006, operating loss includes the effect of $1.0 million and $3.1 million, respectively, of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R). There was no stock-based compensation expense in fiscal 2005.

Operating loss also includes a $2.7 million charge associated with a related-party loan forgiveness. This charge was allocated to each segment based upon fiscal 2006 forecasted annual revenues.

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each operating segment are as follows:

Long-Lived Assets (in thousands)	As of June 30, 2006	As of September 30, 2005

Fiber Optics	$61,309	$56,261
Photovoltaics	39,082	37,861
Electronic Materials and Devices	3,705	2,825
Total	$104,096	$96,947

Recent Accounting Pronouncements

SFAS No. 123(R) - Effective October 1, 2005, EMCORE adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (Revised 2004), on a modified prospective basis. As a result, EMCORE included stock-based compensation expense in its results of operations for the quarter ended June 30, 2006, as more fully described in Note 3 to EMCORE’s condensed consolidated financial statements.

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

FIN 47 - Effective October 1, 2005, EMCORE adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143. This interpretation clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligations are conditional on a future event and where an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this pronouncement did not have a material impact on EMCORE’s financial statements.

FIN 48 - In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. EMCORE does not believe the adoption of FIN 48 on October 1, 2007 will have a material impact on its financial statements.

EITF No. 05-6 - In June 2005, the Emerging Issues Task Force (EITF) issued No. 05-6, Determining the Amortization Period for Leasehold Improvements. The pronouncement requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively and EMCORE adopted it during the first quarter of fiscal 2006. This pronouncement did not have a material impact on the financial statements.

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

Revenue Recognition. Revenue is generally recognized upon shipment provided persuasive evidence of a contract exists, (such as when a purchase order or contract is received from a customer), the price is fixed, the product meets its specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. In those few instances where a given sale involves post shipment obligations, formal customer acceptance documents, or subjective rights of return, revenue is not recognized until all post-shipment conditions have been satisfied and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board (FOB) or free carrier alongside (FCA) shipping point, which means that EMCORE fulfills its delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the buyer bears all costs and risks of loss or damage to the goods from that point. In certain cases, EMCORE ships its products cost insurance and freight (CIF). Under this arrangement, revenue is recognized under FCA shipping point terms, but EMCORE pays (and bills the customer) for the cost of shipping and insurance to the customer's designated location. EMCORE accounts for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for its use and title and ownership have transferred to the customer. In rare occurrences, at a customer’s request, EMCORE enters into bill and hold transactions whereby title and risk of loss transfers to the customer, but carriage to the customer does not occur until a specified later date. EMCORE recognizes revenue associated with the sale of product from bill and hold arrangements when the product is complete, ready for delivery, and all bill and hold criteria have been met. There were no bill and hold arrangements as of June 30, 2006.

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

Stock-Based Compensation. EMCORE estimates the fair value of stock options using a Black-Scholes model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach. The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. EMCORE’s expected term represents the period that EMCORE’s stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on EMCORE’s historical stock prices. The stock-based compensation expense for the three and nine months ended June 30, 2006 was distributed as follows:

Stock-Based Compensation Expense by Segment For the three months ended June 30, 2006 (in thousands)	COGS	SG&A	R&D	Total

Fiber Optics	$202	$257	$255	$714
Photovoltaics	52	117	44	213
Electronic Materials and Devices	41	28	27	96
Total stock-based compensation expense	$295	$402	$326	$1,023

Stock-Based Compensation Expense by Segment For the nine months ended June 30, 2006 (in thousands)	COGS	SG&A	R&D	Total

Fiber Optics	$494	$1,014	$677	$2,185
Photovoltaics	125	409	89	623
Electronic Materials and Devices	92	115	71	278
Total stock-based compensation expense	$711	$1,538	$837	$3,086

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

Results of Operations

The following table sets forth the consolidated statements of operations data of EMCORE expressed as a percentage of total revenues for the three and nine months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	79.5	79.7	80.4	84.2
Gross profit	20.5	20.3	19.6	15.8

Operating expenses:
Selling, general and administrative	19.5	23.8	21.5	20.5
Research and development	12.2	12.2	11.8	14.6
Total operating expenses	31.7	36.0	33.3	35.1
Operating loss	(11.2)	(15.7)	(13.7)	(19.3)

Other (income) expenses:
Interest income	(0.6)	(0.9)	(0.7)	(0.9)
Interest expense	3.2	3.6	3.2	4.0
Loss from convertible subordinated notes exchange offer	-	-	0.9	-
Equity in net loss of Velox investment	-	-	0.3	-
Equity in net loss (income) of GELcore investment	0.3	2.4	-	0.8
Total other expenses	2.9	5.1	3.7	3.9
Loss from continuing operations	(14.1)	(20.8)	(17.4)	(23.2)

Discontinued operations:
Gain on disposal of discontinued operations	-	-	1.6	13.8
Income from discontinued operations	-	-	1.6	13.8

Net loss income	(14.1)%	(20.8)%	(15.8)%	(9.4)%

Comparison of three and nine months ended June 30, 2006 and 2005

Consolidated Revenue

For the three months ended June 30, 2006, EMCORE’s consolidated revenue increased $8.7 million or 26% to $41.9 million from $33.2 million, as reported in the prior year. All three of EMCORE's operating segments: Fiber Optics, Photovoltaics and Electronic Materials and Devices, posted revenue increases year over year. On a product line basis, Fiber Optics revenues increased $4.9 million or 23%, Photovoltaic revenues increased $1.5 million or 18%, and revenues from Electronic Materials and Devices increased $2.3 million or 70% from the prior year. For the three months ended June 30, 2006, international sales increased $5.5 million or 129%, when compared to the prior year. For the three months ended June 30, 2006, revenue from government contracts decreased $1.1 million or 30% to $2.6 million from $3 .7 million, as reported in the prior year.

For the nine months ended June 30, 2006, EMCORE’s consolidated revenue increased $32.4 million or 36% to $123.0 million from $90.6 million, as reported in the prior year. All three of EMCORE's operating segments: Fiber Optics, Photovoltaics and Electronic Materials and Devices, posted year-to-date revenue increases year over year. On a product line basis, Fiber Optics revenues increased $19.0 million or 33%, Photovoltaic revenues increased $7.3 million or 30%, and revenues from Electronic Materials and Devices increased $6.1 million or 70% from the prior year. For the nine months ended June 30, 2006, international sales increased $6.8 million or 43%, when compared to the prior year. For the nine months ended June 30, 2006, revenue from government contracts increased $2.7 million or 38% to $9.8 million from $7.1 million, as reported in the prior year.

A comparison of revenue achieved at each of EMCORE’s operating segments follows:

Fiber Optics

Over the past several years, communications networks have experienced dramatic growth in data transmission traffic due to worldwide Internet access, e-mail, and e-commerce. As Internet content expands to include full motion video on-demand, HDTV, multi-channel high quality audio, online video conferencing, image transfer, online multi-player gaming, and other broadband applications, the delivery of such data will place a greater demand on available bandwidth and require the support of higher capacity networks. The bulk of this traffic, which continues to grow at a very high rate, is already routed through the optical networking infrastructure used by local and long distance carriers, as well as Internet service providers. Optical fiber offers substantially greater bandwidth capacity, is less error prone, and is easier to administer than older copper wire technologies. As greater bandwidth capability is delivered closer to the end user, increased demand for higher content, real-time, interactive visual and audio content is expected. We believe that EMCORE is well positioned to benefit from the continued deployment of these higher capacity fiber-optic networks. In addition, an increasing number of enterprises are in the process of network upgrades that include 10-Gigabit Ethernet throughout the local network. EMCORE is a leader in the 10-Gigabit Ethernet arena supplying both components and modules.

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

For the three months ended June 30, 2006, EMCORE’s fiber optic revenues increased $4.9 million or 23% to $26.0 million from $21.1 million, as reported in the prior year. For the nine months ended June 30, 2006, EMCORE’s fiber optic revenues increased $19.0 million or 33% to $76.8 million from $57.8 million, as reported in the prior year. Increased sales volumes of CATV, satellite communications, telecommunications and FTTP components were the reason for the significant increase in year over year revenues. The communications industry in which we participate in continues to be dynamic. The driving factor is the competitive environment that exists between cable operators, telephone companies, and satellite and wireless service providers. Each are rapidly investing capital to deploy a converging multi-service network capable of delivering “triple play services”, i.e. video, voice and data content, bundled as a service provided by a single communication provider. As a market leader in RF transmission over fiber products for the CATV industry, EMCORE enables cable companies to offer multiple forms of communications to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other new services (such as HDTV and VOIP). Television is also undergoing a major transformation, as the US government requires television stations to broadcast exclusively in digital format, abandoning the analog format used for decades. Although the transition date for digital transmissions is not expected for several years, the build-out of these television networks has already begun. To support the telephone companies plan to offer competing video, voice and data services through the deployment of new fiber-based systems, EMCORE has developed and maintains customer qualified FTTP components and subsystem products. Our CATV and FTTP products include broadcast analog and digital fiber optic transmitters, quadrature amplitude modulation (QAM) transmitters, video receivers, and passive optical network (PON) transceivers. Government contract revenues for fiber optics products were $0.7 million and $1.3 million for the three and nine months ended June 30, 2006. There were no government contract revenues for fiber optics products in fiscal 2005. Fiber optics revenue represented 62% and 64% of EMCORE's total revenues for the three months ended June 30, 2006 and 2005, respectively. Fiber optics revenue represented 63% and 64% of EMCORE's total revenues for the nine months ended June 30, 2006 and 2005, respectively.

Customers for the fiber optics segment include: Avago Technologies, Inc., Alcatel, Aurora Networks, BUPT-GUOAN Broadband, C-Cor Electronics, Cisco, Finisar, Hewlett-Packard Corporation, Intel Corporation, Jabil, JDSU, Motorola, Network Appliance, Scientific-Atlanta, Inc. Sycamore Networks, Inc., and Tellabs.

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

For the three months ended June 30, 2006, EMCORE’s photovoltaic revenues increased $1.5 million or 18% to $10.3 million from $8.8 million, as reported in the prior year. For the nine months ended June 30, 2006, EMCORE’s photovoltaic revenues increased $7.3 million or 30% to $31.3 million from $24.1 million, as reported in the prior year. Increased sales volume of all products: solar cells, solar panels, and service revenue from government research contracts were the reason for the significant increase in year over year revenues.  Government contract revenues for photovoltaics products were $1.4 million and $2.8 million for the three months ended June 30, 2006 and 2005, respectively. Government contract revenues for photovoltaics products were $7.0 million and $5.4 million for the nine months ended June 30, 2006 and 2005, respectively.

The space power generation market continues to depend on government programs as a result of significant sales price erosion for commercial solar products.  After several years of decline, commercial satellite awards appear to have stabilized and the pace of new satellite orders thus far point to a modest recovery in this sector. This up tick in the commercial area resulted in EMCORE Photovoltaics being awarded a multiyear volume solar cell production order from a major satellite manufacturer valued at over $20.0 million. Production under this purchase order has commenced and shipments are scheduled through the remainder of 2006 and well into 2007. We see additional areas for growth resulting from the recently announced joint venture between the Indian Space Research Organization (ISRO) and EADS Astrium for the manufacture of GEO communication satellites. EMCORE is a leading supplier of solar cell products to ISRO, and we anticipate increased activity with that customer. Government and military procurement remains steady, and we have succeeded in gaining market share in that area. EMCORE Photovoltaics recently has been awarded solar panel government contracts for military and science missions, and this represents an expansion of our customer base.

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

EMCORE is also adapting its high efficiency solar cell product for terrestrial applications. Intended for use with solar concentrator systems, these cells have already been measured at greater than 35% efficiency and further improvements are anticipated. We believe that these systems will be competitive with silicon technologies because they are more efficient than silicon and, therefore, benefit more from concentration than silicon. With energy prices at all time highs, we expect the demand for alternative energy sources will continue to gain momentum.

In February 2006, EMCORE was awarded a subcontract to participate in the Defense Research Projects Agency (DARPA) Very High Efficiency Solar Cell (VHSEC) program to more than double the efficiency of terrestrial solar cells within the next 50 months. EMCORE was selected by the University of Delaware, the prime contractor for the DARPA VHSEC program, to develop advanced III-V multi-junction solar cells in Phase I of the program effort. The VHSEC program will provide up to $53.0 million in funding, which will be awarded to program participants in various phases over the next several years.

In July 2006, EMCORE signed a contract with Sandia National Laboratories. Sandia will provide technical support for EMCORE’s development of a second-generation concentrator photovoltaic power system.

Photovoltaics revenue represented 25% and 27% of EMCORE's total revenues for the three months ended June 30, 2006 and 2005, respectively.  Photovoltaics revenue represented 26% and 27% of EMCORE's total revenues for the nine months ended June 30, 2006 and 2005, respectively. Customers for the photovoltaics segment include Boeing, General Dynamics, the Indian Space Research Organization, Lockheed Martin, and Space Systems/Loral.

Electronic Materials & Devices

EMCORE’s RF materials are compound semiconductor wafers used in wireless communications. These materials have a broader bandwidth and superior performance at higher frequencies compared to silicon-based materials. EMCORE’s Electronic Materials and Devices (EMD) segment currently produces both GaAs and GaN based transistor wafers. For GaAs materials, EMD produces 4-inch and 6-inch wafers for four different products: InGaP hetero-junction bipolar transistors (HBTs), pseudomorphic high electron mobility transistor wafers (pHEMTs), enhancement-mode pHEMT transistor wafers (E-modes), and BiFET structures to improve PA efficiency and linearity to provide longer talk times for cell phones.  Due to high cell phone growth (with over 850 million units projected in 2006) and increasing wireless computing demand, EMD has substantially grown revenues over the first nine months of fiscal 2006 compared to the same period in the prior fiscal year.  For GaN materials, EMD produces 2-inch, 3-inch, and 4-inch AlGaN/GaN HEMT materials on silicon carbide, sapphire, and silicon substrates, as well as a DARPA-funded development program exploring the use of diamond-bonded substrates for enhanced performance in certain government applications.

For the three months ended June 30, 2006, revenues from EMCORE’s EMD segment increased $2.3 million or 70% to $5.6 million from $3.3 million, as reported in the prior year. For the nine months ended June 30, 2006, revenues from EMCORE’s EMD segment increased $6.1 million or 70% to $14.8 million from $8.7 million, as reported in the prior year. Government contract revenues for EMCORE’s EMD products were $0.5 million and $1.0 million for the three months ended June 30, 2006 and 2005, respectively. Government contract revenues for EMCORE’s EMD products were $1.5 million and $1.7 million for the nine months ended June 30, 2006 and 2005, respectively. EMCORE expects continued funding from government contracts during fiscal 2006, with some of this funding transitioning to commercial business in 2007. Overall, the market that this segment competes in is highly competitive, raw materials are extremely expensive, and average selling prices have been declining over the past several years. Management anticipates the broader acceptance of GaAs BiFET materials, and introduction of new GaN RF materials to drive revenue growth in fiscal 2006. Both of these materials are expected to be well utilized by major RF product manufacturers in both infrastructure and wireless devices. EMD’s revenue represented 13% and 10% of EMCORE's total revenues for the three months ended June 30, 2006 and 2005, respectively. EMD’s revenue represented 12% and 10% of EMCORE's total revenues for the nine months ended June 30, 2006 and 2005, respectively. Major customers for the EMD segment include Anadigics, Inc., Freescale Semiconductor, Inc., RFMD, and Triquint.

Gross Profit

For the three months ended June 30, 2006, gross profit increased $1.9 million or 28% to $8.6 million from $6.7 million, as reported in the prior year. Compared to the prior year, gross margins for the three months ended June 30, 2006 increased to 21% from 20%. On a segment basis, margins for Fiber Optics decreased to 22% from 23% due in part to our substantial ramp-up costs associated with the PON transceiver. Margins for the Photovoltaics segment increased to 19% from 17% due to the completion of a significant long-term solar panel contract. Margins for the EMD segment increased to 18% from 13% due to increased revenues.

For the nine months ended June 30, 2006, gross profit increased $9.8 million or 68% to $24.1 million from $14.3 million, as reported in the prior year. Compared to the prior year, gross margins for the nine months ended June 30, 2006 increased to 20% from 16%. On a segment basis, margins for Fiber Optics increased from 17% to 23%, margins for the Photovoltaics segment remained flat at 13% and margins for the EMD segment increased from 13% to 15%.

On October 1, 2005, EMCORE adopted SFAS No. 123(R) and incurred stock-based compensation expense as more fully described in Note 3 to EMCORE’s condensed consolidated financial statements. For the three and nine months ended June 30, 2006, gross profit includes the effect of $0.3 million and $0.7 million, respectively, of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R), which reduced gross margin by 0.7% and 0.6%, respectively. There was no stock-based compensation expense in fiscal 2005.

Factors that generally contributed to the increase in gross profit include the introduction of new products where we were first to market which allowed for favorable pricing, lower unabsorbed overhead variances due to higher revenue levels, overall decreasing overhead costs and favorable product mix shifts. These factors were slightly offset by declining average selling prices, which is a gross profit pressure that is expected to remain for the foreseeable future. Actions designed to improve our gross margins (through product mix improvements, cost reductions associated with product transfers and product rationalization, and yield and quality improvements, among other things) continue to be a principal focus for us.

Operating Expenses

Selling, General and Administrative. For the three months ended June 30, 2006, SG&A expenses increased $0.3 million or 4% to $8.2 million from $7.9 million, as reported in the prior year.  For the nine months ended June 30, 2006, SG&A expenses increased $7.8 million or 42% to $26.4 million from $18.6 million, as reported in the prior year. This increase in SG&A is due, in part, to a March 2006 related-party partial loan forgiveness approved by the Compensation Committee of EMCORE’s Board of Directors that totaled approximately $2.7 million as more fully described in Note 7 to EMCORE’s condensed consolidated financial statements. SG&A also increased year-over-year due to expenses attributable to the three businesses acquired since November 2005 totaling $0.9 million, costs incurred as we maintain the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404 thereof, the continued investment in personnel strategic to our business, and expenses associated with the consolidation of EMCORE’s City of Industry, California location to New Mexico. For the three and nine months ended June 30, 2006, the increase in SG&A was also attributable to stock-based compensation expense of $0.4 million and $1.5 million, respectively.

FY06 SG&A Increase (in thousands)	Nine months ended June 30, 2006

Related-party loan forgiveness	$2,683
SFAS 123(R) stock-based compensation	1,538
Severance and restructuring	614
Acquisitions-related	870
Additional other SG&A expenses	2,151

Total	$7,856

For the three months ended June 30, 2006, as a percentage of revenue, SG&A decreased from 24% to 20%. For the nine months ended June 30, 2006, as a percentage of revenue, SG&A remained flat at 21%. In the three and nine months ended June 30, 2005, SG&A expense included approximately $1.8 million and $2.5 million in severance-related and impairment charges. With the closure of our City of Industry facility and the sale of our EMD business, we expect SG&A to decrease going forward. We intend to continue to aggressively address our SG&A expenses and reduce these expenses as, and when, opportunities arise.

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

For the three months ended June 30, 2006, R&D expenses increased $1.1 million or 27% to $5.2 million from $4.1 million, as reported in the prior year.  For the nine months ended June 30, 2006, R&D expenses increased $1.4 million or 10% to $14.6 million from $13.2 million, as reported in the prior year. The increase in R&D is due to expenses attributable to the three businesses acquired since November 2005 totaling $1.4 million. For the three and nine months ended June 30, 2006, the increase in R&D was also attributable to stock-based compensation expense of $0.3 million and $0.8 million, respectively. As a percentage of revenue, R&D remained flat at 12% for the three months ended June 30, 2006 and 2005. As a percentage of revenue, R&D decreased from 15% to 12% for the nine months ended June 30, 2006 and 2005.

FY06 R&D Increase (in thousands)	Nine months ended June 30, 2006

SFAS 123(R) stock-based compensation	$837
Acquisitions-related	1,396
Reduction of other R&D expenses	(872)

Total	$1,361

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

In the near term, we expect R&D spending to increase as we invest in solar concentrator system development.

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

Liquidity and Capital Resources

Working Capital

As of June 30, 2006, EMCORE had working capital of approximately $46.7 million compared to $53.5 million as of September 30, 2005. Cash, cash equivalents, and marketable securities at June 30, 2006 totaled $25.3 million, which reflects a net decrease of $15.4 million from September 30, 2005.

Cash Flow

Net Cash Used For Operations

For the nine months ended June 30, 2006, net cash used for operations decreased $3.2 million or 15% to $18.0 million from $21.2 million, as reported in the prior period. The following is a summary of the major items accounting for the cash used in operations:

For the nine months ended June 30, 2006, significant changes in working capital include an increase in receivables of $4.1 million, an increase in inventory of $5.9 million and a decrease in accounts payable and accrued expenses of $4.6 million. The majority of the fluctuation is due to recent business acquisitions. For the nine months ended June 30, 2005, changes in working capital included an increase in receivables of $6.6 million, an increase in inventory of $2.8 million and a decrease in accounts payable and accrued expenses of $3.7 million.

Net Cash Provided by Investing Activities

For the nine months ended June 30, 2006, net cash provided by investing activities decreased by $7.2 million to $9.1 million from $16.3 million, as reported in the prior year. Changes in cash flow during the nine months ended June 30, 2006 and 2005 consisted of:

In March 2005, EMCORE received $13.2 million of earn-out payment from Veeco in connection with its first year of net sales of TurboDisc products.

Capital expenditures - During the nine months ended June 30, 2006, capital expenditures increased to $4.0 million from $3.3 million, as reported in the prior period. A significant portion of the increase in capital spending is related to our photovoltaics division as it increases manufacturing capacity.

Investment in K2 - In fiscal 2005, EMCORE made an investment of $1.0 million in K2. EMCORE acquired the remaining interest in K2 in January 2006, as more fully described in Note 5 to EMCORE’s condensed consolidated financial statements.

 Net Cash Provided By Financing Activities

For the nine months ended June 30, 2006, net cash provided by financing activities increased $4.0 million to $5.5 million from $1.5 million. In fiscal 2006, proceeds from the exercise of stock options provided $6.0 million.

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

In November 2005, EMCORE exchanged $14,425,000 aggregate principal amount of EMCORE’s 2006 Notes for $16,580,460 aggregate principal amount of newly issued convertible senior subordinated notes due May 15, 2011 (New 2011 Notes) pursuant to an Exchange Agreement (Agreement) with Alexandra Global Master Fund Ltd. (Alexandra).  The terms of the New 2011 Notes are identical in all material respects to EMCORE’s 2011 Notes.  The New 2011 Notes are ranked pari passu with the existing 2011 Notes.  The New 2011 Notes will be convertible at any time prior to maturity, unless previously redeemed or repurchased by EMCORE, into the shares of EMCORE common stock, no par value, at the conversion rate of 124.0695 shares of common stock per $1,000 principal amount.  The effective conversion rate is $8.06 per share of common stock, subject to adjustment under customary anti-dilution provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share for at least twenty trading days within a period of any thirty consecutive trading days.  As a result of this transaction, EMCORE recognized a non-cash loss of approximately $1.1 million in the first quarter of fiscal 2006 related to the early extinguishment of debt. EMCORE will also incur an additional non-cash loss of approximately $1.1 million over the life of the subordinated notes issued to Alexandra, which will be charged to interest expense. Furthermore, the 2006 Notes exchanged by Alexandra represented approximately 91.4% of the $15,775,000 total amount of existing 2006 Notes outstanding at the time of the transaction.  EMCORE paid the remaining $1,350,000 of 2006 Notes on the May 15, 2006 maturity date.

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

In September 2005, EMCORE entered into a non-recourse receivables purchase agreement (AR Agreement) with Silicon Valley Bank (SVBank).  Under the terms of the AR Agreement, EMCORE from time to time may sell, without recourse, certain account receivables to SVBank up to a maximum aggregate outstanding amount of $20.0 million.  The AR Agreement expires on December 31, 2006, unless the term is extended by mutual agreement by all parties. In June 2006 and September 2005, EMCORE sold approximately $6.5 million and $2.2 million of account receivables to SVBank, respectively.

EMCORE guarantees 49% of any amounts borrowed under GELcore’s revolving credit line. As of June 30, 2006, GELcore’s outstanding borrowings were $4.9 million. The maximum borrowing currently permitted under the credit line is approximately $10.0 million.

Conclusion

We believe that our current liquidity including proceeds from the sale of the EMD business should be sufficient to meet our cash needs for working capital through the next twelve months. If cash generated from operations and cash on hand are not sufficient to satisfy EMCORE's liquidity requirements, EMCORE will seek to obtain additional equity or debt financing. Additional funding may not be available when needed, or on terms acceptable to EMCORE. If EMCORE is required to raise additional financing and if adequate funds are not available or not available on acceptable terms, our ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on EMCORE's business, financial condition, results of operations, and cash flow.

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

(b) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are involved in lawsuits and proceedings which arise in the ordinary course of business. There are no matters pending or threatened that we expect to be material in relation to our business, consolidated financial condition, results of operations, or cash flows.

ITEM 1A.  RISK FACTORS.

You should carefully consider the risks described below. Our business, financial condition or results of operations could be materially adversely affected by any of these risks We caution the reader that these risk factors may not be exhaustive and that we operate in a continually changing business environment where new risks emerge from time to time. Risks not presently known to us or that we currently deem immaterial could also materially adversely affect our business, financial condition and results of operations.

We have a history of incurring significant net losses and our future profitability is not assured.

We commenced operations in 1984 and as of June 30, 2006, we had an accumulated deficit of $335.3 million. We incurred net losses of $19.4 million for the nine months ended June 30, 2006, $13.1 million in fiscal 2005, $13.4 million in fiscal 2004 and $38.5 million in fiscal 2003. Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future. Although our revenues have grown in recent years, we may be unable to sustain such growth rates in light of changed market or economic conditions. In addition, if we are not able to reduce our costs, we may not be able to achieve profitability.

Our future revenues are inherently unpredictable. As a result, our operating results are likely to fluctuate from period to period, which may cause volatility in our stock price and may cause our stock price to decline.

Our quarterly and annual operating results have fluctuated substantially in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. The factors that could cause our quarterly or annual operating results to fluctuate include:

•	market acceptance of our products;

•	market demand for the products and services manufactured and provided by our customers;

•	disruptions or delays in our manufacturing processes or in our supply of raw materials or product components;

•	changes in the timing and size of orders by our customers;

•	cancellations and postponements of previously placed orders;

•	reductions in prices for our products or increases in the costs of our raw materials; and

•	the introduction of new products and manufacturing processes.

In addition, the limited lead times with which several of our customers order our products restrict our ability to forecast revenues. We may also experience a delay in generating or recognizing revenues for a number of reasons. For example, orders at the beginning of each quarter typically represent a small percentage of expected revenues for that quarter and are generally cancelable at any time. We depend on obtaining orders during each quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our results of operations.

As a result of the foregoing, we believe that period-to-period comparisons of our results of operations should not be relied upon as indications of future performance. In addition, our results of operations in one or more future quarters may fail to meet the expectations of securities analysts or investors, which would likely result in a decline in the trading price of our common stock.

Our ability to achieve operational and material cost reductions and to realize production efficiencies for our operations is critical to our ability to achieve long-term profitability.

We currently are in the process of implementing a number of operational and material cost reductions and productivity improvement initiatives, particularly with regards to our Fiber Optics segment. Cost reduction initiatives often involve re-design of our products, which requires our customers to accept and qualify the new designs, potentially creating a competitive disadvantage for our products. We are also in the process of consolidating our solar panel operations by moving our operations in City of Industry, California to our Albuquerque, New Mexico facility and may pursue other consolidation initiatives in the future. These initiatives can be time-consuming and disruptive to our operations and costly in the short term. Successfully implementing these and other cost-reduction initiatives throughout our operations is critical to our future competitiveness and ability to achieve long-term profitability. However, there can be no assurance that these initiatives will be successful.

We are substantially dependent on a small number of customers and the loss of any one of these customers could materially adversely affect our business, financial condition and results of operations.

Our top five customers accounted for 35% of our total revenue for the nine months ended June 30, 2006, and 45% of our total revenue in fiscal 2005. In particular, Cisco Systems, Inc. accounted for 19% of our total revenue in fiscal 2005 and 14% of our total revenue for the nine months ended June 30, 2006. The majority of our revenue from Cisco came from sales of our LX4 module. We do not have an exclusive commercial arrangement or a long term contract with Cisco and Cisco has made it clear that continued sales are dependent on our price, quality and delivery. We understand that Cisco has recently qualified another vendor for LX4 modules and is working with several vendors in addition to us to qualify the next generation LX4 module, the X2. If Cisco decreases its purchase orders for any reason, our business, financial condition and results of operations will be harmed. There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers. The loss of or a reduction in sales to one or more of our largest customers could have a material adverse affect on our business, financial condition and results of operations.

We may not be successful in obtaining market acceptance and demand for our terrestrial solar products.

We have invested and intend to continue to invest significant resources in the adaptation of our solar cell products for terrestrial applications. This will require substantial additional funding for the hiring of employees, research and development and investment in capital equipment. Factors such as changes in energy prices or the development of new and efficient alternative energy technologies could limit growth in or reduce the market for terrestrial solar products. In addition, we may experience difficulties in applying our satellite-based solar products to terrestrial applications or may be unable to compete with new and emerging terrestrial solar products.
There can be no assurance that our bids on solar power installations will be accepted, that we will win any of these bids or that our solar concentrator systems will be qualified for these projects. If our terrestrial solar cell products are not cost competitive or accepted by the market, our business, financial condition and results of operations may be materially adversely affected.

If we do not keep pace with rapid technological change, our products may not be competitive.

We compete in markets that are characterized by rapid technological change, frequent new product introductions, changes in customer requirements, evolving industry standards, continuous improvement in products and the use of our existing products in new applications. We may not be able to develop the underlying core technologies necessary to create new products and enhancements at the same rate as or faster than our competitors, or to license the technology from third parties that is necessary for our products. Product development delays may result from numerous factors, including:

•	changing product specifications and customer requirements;

•	unanticipated engineering complexities;

•	expense reduction measures we have implemented and others we may implement;

•	difficulties in hiring and retaining necessary technical personnel; and

•	difficulties in allocating engineering resources and overcoming resource limitations.

We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely, cost effective or repeatable basis. Our future performance will depend on our successful development and introduction of, as well as market acceptance of, new and enhanced products that address market changes as well as current and potential customer requirements and our ability to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Because it is generally not possible to predict the amount of time required and the costs involved in achieving certain research, development and engineering objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. If we incur budget overruns or delays in our research and development efforts, our business, financial condition and results of operations may be materially adversely affected.

The competitive and rapidly evolving nature of our industry has in the past resulted and is likely in the future to result in reductions in our product prices and periods of reduced demand for our products.

We face substantial competition in each of our operating segments from a number of companies, many of which have greater financial, marketing, manufacturing and technical resources than us. Larger-sized competitors often spend more on research and development, which could give those competitors an advantage in meeting customer demands and introducing technologically innovative products before we do. We expect that existing and new competitors will improve the design of their existing products and will introduce new products with enhanced performance characteristics.

The introduction of new products and more efficient production of existing products by our competitors has resulted and is likely in the future to result in price reductions and increases in expenses and reduced demand for our products. In addition, some of our competitors may be willing to provide their products at lower prices, accept a lower profit margin or expend more capital in order to obtain or retain business. Competitive pressures have required us to reduce the prices of some of our products, including our LX4 modules and our solar cells. These competitive forces could diminish our market share and gross margins, resulting in a material adverse effect on our business, financial condition and results of operations.

New competitors may also enter our markets, including some of our current and potential customers who may attempt to integrate their operations by producing their own components and subsystems or acquiring one of our competitors, thereby reducing demand for our products. In addition, rapid product development cycles, increasing price competition due to maturation of technologies, the emergence of new competitors in Asia with lower cost structures and industry consolidation resulting in competitors with greater financial, marketing and technical resources could result in lower prices or reduced demand for our products.

Expected and actual introductions of new and enhanced products may cause our customers to defer or cancel orders for existing products and may cause our products to become obsolete. A slowdown in demand for existing products ahead of a new product introduction could result in a write-down in the value of inventory on hand related to existing products. We have in the past experienced a slowdown in demand for existing products and delays in new product development and such delays may occur in the future. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in the expectation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our business, financial condition and results of operations could be materially adversely affected.

We may not be successful in implementing our growth strategy if we are unable to identify and acquire suitable acquisition targets. In addition, our acquisitions may not have the anticipated effect on our financial results.

Finding and consummating acquisitions is an important component of our growth strategy. Our continued ability to grow by acquisition is dependent upon the availability of suitable acquisition candidates and may be dependent on our ability to obtain acquisition financing on acceptable terms. We experience competition in making acquisitions from larger companies with significantly greater resources. There can be no assurance that we will be able to procure the necessary funds to effectuate our acquisition strategy on commercially reasonable terms, or at all.

Future acquisitions by us may involve the following:

•	use of significant amounts of cash;

•	potentially dilutive issuances of equity securities on potentially unfavorable terms; and

•	incurrence of debt on potentially unfavorable terms, as well as amortization expense related to intangible assets.

If we are unable to successfully integrate companies we acquire into our operations on a timely basis, our profitability could be negatively affected.

We expect that our acquisitions will result in certain business opportunities and growth prospects. We, however, may never realize these expected business opportunities and growth prospects. We may experience increased competition that limits our ability to expand our business. Our assumptions underlying estimates of expected cost savings may be inaccurate or general industry and business conditions may deteriorate.
Acquisitions involve numerous risks, including, but not limited to:

•	difficulties in assimilating and integrating the operations, technologies and products acquired;

•	the diversion of our management's attention from other business concerns;

•	current operating and financial systems and controls may be inadequate to deal with our growth;

•	the risk that we will be unable to maintain or renew any of the contracts of businesses we acquire;

•	the risks of entering markets in which we have limited or no prior experience; and

•	potential loss of key employees of the acquired business or company or of us.

If these factors limit our ability to integrate the operations of our acquisitions successfully or on a timely basis, our expectations of future results of operations may not be met. In addition, our growth and operating strategies for businesses we acquire may be different from the strategies that such business currently is pursuing. If our strategies are not the proper strategies for a business we acquire, it could materially adversely affect our business, financial condition and results of operations. Further, there can be no assurance that we will be able to maintain or enhance the profitability of any acquired business or consolidate the operations of any acquired business to achieve cost savings.

In addition, there may be liabilities that we fail, or are unable, to discover in the course of performing due diligence investigations on each company, business or asset we have already acquired or may acquire in the future. Such liabilities could include those arising from employee benefits contribution obligations of a prior owner or non-compliance with, or liability pursuant to, applicable federal, state or local environmental requirements by prior owners for which we, as a successor owner, may be responsible. In addition, there may be additional costs relating to acquisitions including, but not limited to, possible purchase price adjustments. We cannot assure you that rights to indemnification by sellers of assets to us, even if obtained, will be enforceable, collectible or sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business or property acquired. Any such liabilities, individually or in the aggregate, could materially adversely affect our business, financial condition and results of operations.

Our products are difficult to manufacture. Our production could be disrupted and our results will suffer if our production yields are low as a result of manufacturing difficulties.

We manufacture many of our products in our own production facilities. Difficulties in the production process, such as contamination, poor quality materials, human error or equipment failure, can cause a substantial percentage of our products to be nonfunctional. Lower-than-expected production yields may delay shipments or result in unexpected levels of warranty claims, either of which can materially adversely affect our results of operations. We have experienced difficulties in achieving planned yields in the past, particularly in pre-production and upon initial commencement of full production volumes, which have adversely affected our gross margins. Because the majority of our manufacturing costs are fixed, achieving planned production yields is critical to our results of operations. As a result of manufacturing many of our products in a single facility, we have greater exposure to the risk of interruption in manufacturing resulting from fire, natural disaster, equipment failures, or similar events than we would if we had back-up facilities available for manufacturing these products. We could also incur significant costs to repair and/or replace products that are defective and in some cases costly product redesigns and/or rework may be required to correct a defect. Additionally, any defect could adversely affect our reputation and result in the loss of future orders.

We face lengthy sales and qualifications cycles for our new products and, in many cases, must invest a substantial amount of time and funds before we receive orders.

Most of our products are tested by current and potential customers to determine whether they meet customer or industry specifications. The length of these qualification processes, which sometimes span a year or more, also may vary substantially by product and customer, and thus cause our results of operations to be unpredictable. During a given qualification period and prior to any commitment to purchase by customers and without generating significant revenues from the qualification process, we invest significant resources and allocate substantial production capacity to manufacture these new products. In addition, these qualification processes often make it difficult to obtain new customers for existing products, as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources. If we are unable to meet applicable specifications or do not receive sufficient orders to profitably use the allocated production capacity, our business, financial condition and results of operations could be materially adversely affected.

Our historical and future budgets for operating expenses, capital expenditures, operating leases and service contracts are based upon our assumptions as to the anticipated market acceptance of our products. Because of the lengthy lead times required for product development and the changes in technology that typically occur while a product is being developed, it is difficult to accurately estimate customer demand for any given product. If our products do not achieve an adequate level of customer demand, our business, financial condition and results of operations could be materially adversely affected.

If our contract manufacturers fail to deliver quality products at reasonable prices and on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

We are increasing our use of contract manufacturers located outside of the U.S. as a less-expensive alternative to performing our own manufacturing of certain products. Substantially all of our high-volume parts are currently manufactured by contract manufacturers in Asia. If these contract manufacturers do not fulfill their obligations to us, or if we do not properly manage these relationships and the transition of production to these contract manufacturers, our existing customer relationships may suffer. For example, we recently experienced difficulties filling orders in our fiber-to-the-premises business due to limited available capacity of one of our contract manufacturers. In addition, by increasing our use of foreign contract manufacturers, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our ability to oversee and control quality and delivery schedules. The use of contract manufacturers located outside of the U.S. also subjects us to the following additional risks that could significantly impair our ability to source our contract manufacturing requirements internationally:

•	unexpected changes in regulatory requirements;

•	legal uncertainties regarding liability, tariffs and other trade barriers;

•	inadequate protection of intellectual property in some countries;

•	greater incidence of shipping delays;

•	greater difficulty in hiring talent needed to oversee manufacturing operations; and

•	potential political and economic instability.

Prior to our customers accepting products manufactured at our contract manufacturers, they must requalify the product and manufacturing processes. The qualification process can be lengthy and is expensive, with no guarantee that any particular product qualification process will lead to profitable product sales. The qualification process determines whether the product manufactured at our contract manufacturer achieves our customers’ quality, performance and reliability standards. Our expectations as to the time periods required to qualify a product line and ship products in volumes to customers may be erroneous. Delays in qualification can impair the expected timing of the transfer of a product line to our contract manufacturer and may impair the expected amount of sales of the affected products. We may, in fact, experience delays in obtaining qualification of our contract manufacturers’ manufacturing lines and, as a consequence, our operating results and customer relationships could be materially adversely affected.

Our supply chain and manufacturing process relies on accurate forecasting to provide us with optimal margins and profitability. Because of market uncertainties, forecasting is becoming much more difficult. In addition, as we come to rely more heavily on contract manufacturers, we may have fewer personnel with expertise to manage these third-party arrangements.

Protecting our trade secrets and obtaining patent protection is critical to our ability to effectively compete.

Our success and competitive position depend on protecting our trade secrets and other intellectual property. Our strategy is to rely both on trade secrets and patents to protect our manufacturing and sales processes and products. Reliance on trade secrets is only an effective business practice insofar as trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. We take certain measures to protect our trade secrets, including executing non-disclosure agreements with our employees, our joint venture partner, customers and suppliers. If parties breach these agreements or the measures we take are not properly implemented, we may not have an adequate remedy. Disclosure of our trade secrets or reverse engineering of our proprietary products, processes, or devices could materially adversely affect our business, financial condition and results of operations.

There is also no assurance that any patents will afford us commercially significant protection of our technologies or that we will have adequate resources to enforce our patents. Nor can there be any assurance that the significant number of patent applications that we have filed and are pending, or those we may file in the future, will result in patents being issued. In addition, the laws of certain other countries may not protect our intellectual property to the same extent as U.S. laws.

Our failure to obtain or maintain the right to use certain intellectual property may materially adversely affect our business, financial condition and results of operations.

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

In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Litigation, which could result in substantial cost to us and diversion of our resources, may be necessary to defend our rights or defend us against claimed infringement of the rights of others. In certain circumstances, our intellectual property rights associated with government contracts may be limited.

Our substantial level of indebtedness could materially adversely affect our business, financial condition and results of operations.

We have substantial debt service obligations. As of June 30, 2006, our long-term debt was $96.2 million, which represented approximately 57% of our total long-term debt and shareholders’ equity. In addition, we guarantee 49% of any amounts borrowed under GELcore’s $10 million revolving credit line, which amount equaled approximately $4.9 million as of June 30, 2006. We may incur additional debt in the future. This significant amount of debt could:

•	make it difficult for us to make payments on our convertible senior subordinated notes and any other debt we may have;

•	make it difficult for us to obtain any necessary future financing for acquisitions, working capital, capital expenditures, debt service requirements or other purposes;

•
make us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our flexibility in planning for, and making it more difficult for us to react quickly to, changing conditions;

•	place us at a competitive disadvantage compared with our competitors that have less debt;

•
require us to dedicate a substantial portion of our cash flow from operations to service our debt, which would reduce the amount of our cash flow available for other purposes, including acquisitions, working capital and capital expenditures;

•	limit funds available for research and development; and

•	limit our flexibility in planning for, or reacting to, changes in our business.

If our cash flow is inadequate to meet our obligations or we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our outstanding indebtedness, we would be in default under the terms of our indebtedness. Default under the indenture governing our approximately $95.8 million aggregate principal amount of convertible senior subordinated notes would permit the holders of such notes to accelerate the maturity of the notes and could cause defaults under future indebtedness we may incur. Any such default could materially adversely affect our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to repay amounts due in respect of the notes if payment of the notes were to be accelerated following the occurrence of an event of default as defined in the indenture.

We generally do not have long-term contracts with our customers and we typically sell our products pursuant to purchase orders with short lead times. As a result, our customers could stop purchasing our products at any time and we must fulfill orders in a timely manner to keep our customers.

We do not generally have long-term contracts with our customers. As a result, our agreements with our customers do not provide any assurance of future sales. Risks associated with the absence of long-term contracts with our customers include that:

•	our customers can stop purchasing our products at any time without penalty;

•	our customers may purchase products from our competitors; and

•	our customers are not required to make minimum purchases.

We generally sell our products pursuant to individual purchase orders, which often have extremely short lead times. If we are unable to fulfill these orders in a timely manner, it is likely that we will lose sales and customers. In addition, we sell some of our products to governments and governmental entities. These contracts are generally subject to termination for convenience provisions and may be cancelled at any time.

Our joint venture agreement with General Electric Lighting contains provisions that require both parties to agree on most fundamental strategic issues. If we and our joint venture partner are unable to agree, GELcore’s business may be adversely affected.

We have a 49% minority interest in our GELcore joint venture with General Electric Lighting. A board of managers governs GELcore with two representatives from each of General Electric Lighting and EMCORE and a fifth, selected by General Electric Lighting, who also serves as chief executive officer of GELcore. Many fundamental decisions must be approved by both parties, which means we will be unable to direct the operation and direction of GELcore without the agreement of General Electric Lighting. If we are unable to agree on important commercial issues with General Electric Lighting, GELcore's business may be delayed or interrupted, which may, in turn, materially adversely affect our financial condition and results of operations.

We have devoted and may be required to continue to devote significant funds and technologies to GELcore to develop and enhance its products. We guarantee 49% of any amounts borrowed under GELcore’s approximately $10.0 million revolving credit line, under which GELcore’s outstanding borrowings were approximately $4.9 million as of June 30, 2006. In addition, GELcore requires that some of our employees devote much of their time to its projects. This places a strain on our management, scientific, financial and sales employees. If GELcore is unsuccessful in developing and marketing its products, our business, financial condition and results of operations may be materially adversely affected.

We have agreed with General Electric Lighting that this joint venture will be the sole vehicle for each party's participation in the solid state lighting market. We have both also agreed to several limitations during the life of the venture and thereafter relating to how each of us can make use of the joint venture's technology. One consequence of these limitations is that, in certain circumstances, such as a material default by us or certain sales of our interest in the joint venture, we would not be permitted to use the joint venture's technology to compete in the solid state lighting market.

We have significant international sales, which expose us to additional risks and uncertainties.

Sales to customers located outside the U.S. accounted for approximately 18% of our revenue in the nine months ended June 30, 2006, 15% of our revenues in fiscal 2005, 29% of our revenues in fiscal 2004 and 27% of our revenues in fiscal 2003. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenues and we are seeking international expansion opportunities. Because of this, the following international commercial risks may materially adversely affect our revenues:

•
political and economic instability or changes in United States government policy may inhibit export of our devices and limit potential customers’ access to U.S. dollars in a country or region in which those potential customers are located;

•	we may experience difficulties in the timeliness of collection of foreign accounts receivable and be forced to write off receivables from foreign customers;

•	tariffs and other barriers may make our devices less cost competitive;

•	the laws of certain foreign countries may not adequately protect our trade secrets and intellectual property or may be burdensome to comply with;

•	potentially adverse tax consequences to our customers may make our devices not cost competitive;

•	currency fluctuations may make our products less cost competitive, affecting overseas demand for our products; and

•	language and other cultural barriers may require us to expend additional resources competing in foreign markets or hinder our ability to effectively compete.

We will lose sales if we are unable to obtain government authorization to export our products.

Exports of certain of our products to certain countries (such as the People's Republic of China, Argentina, Brazil, India, Russia, Malaysia and Taiwan) may require pre-shipment authorization from U.S. export control authorities, including the U.S. Departments of Commerce and State. Authorization may be conditioned on end-use restrictions. Failure to receive these authorizations may materially adversely affect our revenues and in turn our business, financial condition and results of operations from international sales. Compliance with government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may materially adversely affect our competitive position.

Our satellite business is particularly sensitive to export control issues. All of our commercially available solar cell products are export-controlled. At present, jurisdiction over export of these items is being reviewed by the U.S. Departments of State and Commerce. During this review period, we are required to apply to the U.S. Department of State for export licenses for our solar cell products. Given the current global political climate, obtaining export licenses can be difficult and time-consuming. Failure to obtain export licenses for these shipments could significantly reduce our revenue and could materially adversely affect our business, financial condition and results of operations.

In addition, certain foreign laws and regulations place restrictions on the concentration of certain hazardous materials, including, but not limited to, lead, mercury and cadmium, in our products. Failure to comply with such laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of our products. These regulations include the European Union's Restrictions on Hazardous Substances, Directive on Waste Electrical and Electronic Equipment and the directive on End of Life for Vehicles. Failure to comply with environmental and health and safety laws and regulations may limit our ability to export products to the EU and could materially adversely affect our business, financial condition and results of operations.

Our operating results could be harmed if we lose access to sole or limited sources of materials, components or services.

We currently obtain some materials, components and services used in our products from limited or single sources. For example, we obtain Germanium for our space-based solar cells from a single supplier. We generally do not carry significant inventories of any raw materials. Because we often do not account for a significant part of our suppliers' businesses, we may not have access to sufficient capacity from these suppliers in periods of high demand. For example, we recently experienced difficulties filling orders in our fiber-to-the-premises business due to limited available capacity of one of our contract manufacturers. In addition, since we generally do not have guaranteed supply arrangements with our suppliers we risk serious disruption to our operations if an important supplier terminates product lines, changes business focus, or goes out of business. Because some of these suppliers are located overseas, we may be faced with higher costs of purchasing these materials if the U.S. dollar weakens against other currencies. If we were to change any of our limited or sole source suppliers, we would be required to re-qualify each new supplier. Re-qualification could prevent or delay product shipments that could materially adversely affect our results of operations. In addition, our reliance on these suppliers may materially adversely affect our production if the components vary in quality or quantity. If we are unable to obtain timely deliveries of sufficient components of acceptable quality or if the prices of components for which we do not have alternative sources increase, our business, financial condition and results of operations could be materially adversely affected.

A failure to attract and retain technical and other key personnel could reduce our revenues and our operational effectiveness.

Our future success depends, in part, on our ability to attract and retain certain key personnel, including scientific, operational and management personnel. The competition for attracting and retaining these employees (especially scientists and technical personnel) is intense. Because of this competition for skilled employees, we may be unable to retain our existing personnel or attract additional qualified employees in the future. If we are unable to retain our skilled employees and attract additional qualified employees to the extent necessary to keep up with our business demands and changes, our business, financial condition and results of operations may be materially adversely affected.

We depend on our management team.

We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of our senior management team. If the members of the management team become unable or unwilling to continue in their present positions, our business, financial condition and results of operations could be materially adversely affected. Additionally, we generally do not enter into employment agreements with our employees.

Failure to comply with environmental and safety regulations, including through the unsuccessful control of hazardous raw materials used in our manufacturing processes, could result in costly remediation fees, penalties or damages.

We are subject to laws and regulations and must obtain certain permits and licenses relating to the use of hazardous materials. Our production activities involve the use of certain hazardous raw materials, including, but not limited to, ammonia, gallium, phosphine and arsine. If our control systems are unsuccessful in preventing a release of these materials into the environment or other adverse environmental conditions or human exposures occur, we could experience interruptions in our operations and incur substantial remediation and other costs or liabilities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit No.	Description

2.1
Asset Purchase Agreement between IQE RF, LLC, IQE, plc, and EMCORE Corporation, dated July 19, 2006. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 24, 2006).

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

EMCORE CORPORATION

Date: August 9, 2006	By: /s/ Reuben F. Richards, Jr.
Reuben F. Richards, Jr. President & Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2006	By: /s/ Thomas G. Werthan
Thomas G. Werthan Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Asset Purchase Agreement between IQE RF, LLC, IQE, plc, and EMCORE Corporation, dated July 19, 2006. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 24, 2006).

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