Form 10-K
period 2006-09-30
EMCORE CORP
filed 2007-11-01
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number 0-22175

EMCORE Corporation
(Exact name of registrant as specified in its charter)

New Jersey	22-2746503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10420 Research Road, SE, Albuquerque, New Mexico	87123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (505) 332-5000

Former address, if changed since last report: 145 Belmont Drive, Somerset, NJ  08873

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Common Stock, No Par Value
Name of each exchange on which registered:	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐Yes ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐Yes ☒No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐Yes  ☒No

The aggregate market value of common stock held by non-affiliates of the registrant as of March 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $203.8 million, based on the closing sale price of $5.00 per share of common stock as reported on the NASDAQ Global Market.

The number of shares outstanding of the registrant’s no par value common stock as of October 19, 2007 was 51,218,629.

EMCORE Corporation
FORM 10-K
For The Fiscal Year Ended September 30, 2006

EXPLANATORY NOTE

In this Annual Report on Form 10-K, EMCORE Corporation (the “Company”, “we”, or “EMCORE”) restated its Consolidated Balance Sheet as of September 30, 2005, the Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for the fiscal years ended September 30, 2005 and 2004, and the related notes thereto as previously filed with the Securities and Exchange Commission (the “SEC”).  This Annual Report also reflects the restatement of the related quarterly financial data for the fiscal years ended September 30, 2006 and 2005 and selected financial data as of and for the fiscal years ended September 30, 2004, 2003, and 2002 as disclosed in Item 6 – Selected Financial Data and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background

In May 2006, EMCORE’s senior management voluntarily began an inquiry into the Company’s historical stock option granting practices.  The inquiry was not in response to any governmental investigation, shareholder lawsuit, whistleblower complaint, or inquiries from media organizations.  Based on an initial review, senior management approached the Board of Directors and requested that it form a Special Committee to examine EMCORE’s historical stock option granting practices.  The Board of Directors, pursuant to senior management’s recommendation, appointed a Special Committee of three independent EMCORE directors to investigate the Company’s historical stock option granting practices.

Based on this independent investigation, senior management, in consultation with the Audit Committee of the Board of Directors, concluded that it was likely that the appropriate measurement dates for certain stock option grants, under the appropriate accounting treatment for stock options, differed from the recorded grant dates for such awards.  Accordingly, on November 6, 2006, as initially disclosed in a Current Report on Form 8-K, senior management and the Audit Committee determined that the Company’s financial statements included in its annual and interim reports and any related reports of its independent registered public accounting firm, earnings press releases, and similar communications previously issued by the Company for the periods beginning with fiscal year 2000 should no longer be relied upon.

This Annual Report on Form 10-K for the year ended September 30, 2006, reflects a restatement for additional stock-based compensation expense, under the appropriate accounting treatment for stock options for all periods presented.  We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q in connection with this matter.

Scope of Stock Option Grant Review

The Special Committee, together with independent counsel and outside accounting experts, reviewed stock option grants from the time of EMCORE’s initial public offering in March 1997 through September 30, 2006. The Special Committee’s advisors also reviewed more than 250,000 e-mail messages, Board and Compensation Committee minutes, and other documents, files, and data. Additionally, these advisors interviewed present and former officers and employees of the Company who were involved in the stock option granting process.

Special Committee Findings

As originally disclosed in a Current Report on Form 8-K dated November 15, 2006, the Special Committee’s investigation and report included the following key findings and conclusions:

•
The investigation was initiated as a result of senior management’s recommendation to the Board in a manner consistent with senior management’s past conduct in instances where it has learned of issues concerning accounting, legal, or regulatory compliance.

•
The Company, through its senior management, cooperated fully with the investigation, providing all requested documents and making senior management and the Company’s current and former employees available for interviews, all in a conscientious and timely fashion.

•	There was no evidence that senior management in any way tampered with or fabricated documents or took other actions consistent with intent to defraud.

•
Senior management did not receive any option grants between October 3, 2001 and May 18, 2004, a period that marked the absolute historic low point of the Company’s common stock market value.   During this period, EMCORE stock routinely traded at or below $2 per share and reached a low point of $1 per share. In addition, EMCORE implemented a stock option exchange plan, accounted for under the provisions of FAS Interpretation No. (“FIN”) 44, Accounting for Certain transactions involving Stock Compensation, whereby the Company offered to exchange all options with a strike price greater than $4. Senior management voluntarily elected not to participate in the repricing and retained their underwater options, while the options belonging to those participating in the exchange plan were repriced to $1.82.

•	Senior management exercised only a small portion of the stock options granted since the Company’s Initial Public Offering.

•
Prior to the completion of the Special Committee’s review, Mr. Richards, Chief Executive Officer, Mr. Werthan, former Chief Financial Officer, and Mr. Brodie, former Chief Legal Officer, informed the Company that they did not wish to retain any benefits from erroneously priced stock options.  The Chief Executive Officer and the former Chief Legal Officer voluntarily tendered payments of $166,625 and $97,000, respectively, representing the entire benefit received from the misdated stock options exercised and sold by them.  The former Chief Financial Officer had not exercised or sold any of the misdated stock options.  The former Chief Financial Officer and the former Chief Legal Officer further voluntarily surrendered all rights to any unexercised grants that had been identified as misdated.

•	The investigation found no evidence that the Board generally did not properly exercise oversight duties with respect to the Company’s stock option plans.

•
The Special Committee stated that it was unable to conclude that the Company or anyone involved in the stock option granting process at the Company engaged in willful misconduct. Rather, the granting process was often characterized by carelessness and inattention to applicable accounting and disclosure rules, and the Company failed to maintain adequate controls concerning the issuance of stock options.

•	The Special Committee found that there were occasions when administrative changes were made to the grant lists after the grant date and exercise price were set.

•	Senior management did not seek to profit from the issuance of the stock option grants at the expense of the Company or its shareholders.

•
The Special Committee found, with respect to retention grants awarded in 2000 and 2004, that even after lists had been announced as “final” and a grant date set, later adjustments to the lists sometimes included changes both in the number of options granted to individuals and in the aggregate number of options granted.   No changes to the retention grant lists benefited any member of senior management.

•
The Special Committee further concluded that, as a result of, among other things, such inadequate controls and practices, there were certain instances where the exercise prices of certain stock option grants, principally related to new hire grants, appear to have been selected with the benefit of hindsight -- i.e., selected to reflect the stock price at a date, prior to the actual date of grant, when the Company’s stock price was lower.

The Special Committee ultimately concluded that no member of EMCORE’s management involved in the granting of, or accounting for, the Company’s stock option awards willfully misdated options with the intent to circumvent the Company’s accounting policies, controls and disclosure requirements. Moreover, the Special Committee found that prior to May 2006 no member of the Company’s management involved in the granting of, or accounting for, stock options had sufficient knowledge of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) at the time to understand the accounting consequences arising out of the Company’s stock option granting practices.

The Special Committee also recommended that the Company adopt certain policies, procedures and practices to govern the Company’s option granting practices in the future.  On November 13, 2006, the Company revised its stock option granting policy to implement the recommendations of the Special Committee and imposed a higher degree of control over the Company’s option granting process.

Stock Option Plans

EMCORE maintains two incentive stock option plans: the 1995 Incentive and Non-Statutory Stock Option Plan (the “1995 Plan”) and the 2000 Stock Option Plan (the “2000 Plan” and together with the 1995 Plan, the “Option Plans”).  Most of the Company’s stock options vest and become exercisable over four to five years and have ten-year terms.  Certain stock options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.  Both the 1995 Plan and the 2000 Plan provided that no incentive stock option may be issued at less than 100% of fair market value at the time that the option is granted.  The 2000 Plan also stated that the Compensation Committee of the Board or the Board itself was empowered to delegate all or any part of its responsibilities and powers to any person or persons selected by it, including, among other powers:

•	selecting to whom options shall be granted;

•	determining the number of shares of stock; and,

•	setting the stock option exercise price.

Prior to October 1, 2005, the Company accounted for share-based compensation expense for options granted under the Option Plans using the recognition and measurement provisions of APB 25.  APB 25 defined the measurement date as the first date on which both the number of shares an individual employee was entitled to receive and the option or purchase price, if any, were known.  On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (revised 2004) which requires all share-based payments to employees to be recognized in the Statement of Operations based on their fair values.

Delegation of Authority

Since 1997, the authority to issue stock option grants to non-executive new hires has resided with senior management.  The Board of Directors formally gave this authority to them in that year.  For all other stock option grants to non-executives, such as retention and promotion grants, the authority to make grants varied as follows:

•
For stock option grants issued under the 1995 Plan, which was in effect from 1997 through 1999, approval was required by either the Board of Directors or the Compensation Committee in order to establish a measurement date under APB 25.

•
For stock option grants issued from the date of adoption of the 2000 Plan on November 8, 1999 through September 30, 2005, the Board had implicitly delegated the authority to the Chief Executive Officer to determine the recipients and terms of awards and grant them.

•	For stock option grants issued on or after October 1, 2005, the Board formally delegated the authority to the Chief Executive Officer to determine the recipients and terms of awards and grant them.

All grants were subsequently ratified by the Board as approved by the Chief Executive Officer.

Summary of Restatement Adjustments
The Company, with consideration given to the results of the Special Committee’s independent investigation, reviewed approximately 5,640 individual grants, representing more than 19 million stock options, from the period when the Company became public in March 1997 through September 30, 2006.   The principal component of the restatement was a revision to measurement dates of certain stock option grants.  Based upon their review, the Company found, among other things, the following:

o	The cumulative effect of misdated options totaled approximately $24.5 million.

o
A majority of the restatement related to periods prior to fiscal year 2004.  The restatement impact on the Statement of Operations in fiscal years 2006 and 2005 totaled approximately $0.7 million and $0.4 million, respectively.

o
Two misdated retention grants, dated prior to fiscal year 2003, represented approximately $20.2 million, or 82% of the total stock option restatement.  These stock option grants were issued during a period with high stock price volatility.

Consistent with the direction provided to the public by the Office of the Chief Accountant of the SEC in a letter dated September 19, 2006 (the “OCA Letter”), the Company reviewed all available relevant information, including historical approval patterns where evidence was available, and formed what the Company believes is a reasonable conclusion as to the most likely option granting actions that occurred and the dates which such actions occurred in determining the appropriate accounting.

There was no stock-based compensation expense for options as previously reported under APB 25 for fiscal years 1997 through 2005.  The following table presents the effects of the revision of measurement dates on stock-based compensation expense for options included in the determination of net income (loss), for fiscal year 1997 through the third quarter of fiscal year 2006, in accordance with the provisions of APB 25 and SFAS 123(R).

(in thousands)
Year	Net Additional Stock-Based Compensation Expense
Fiscal 1997	$58
Fiscal 1998	2
Fiscal 1999	568
Fiscal 2000	11,012
Fiscal 2001	611
Fiscal 2002	5,638
Fiscal 2003	5,013
Total Fiscal 1997-2003	22,902

Total Fiscal 2004	528

First Quarter 2005	136
Second Quarter 2005	44
Third Quarter 2005	45
Fourth Quarter 2005	153
Total Fiscal 2005	378

First Quarter 2006	332
Second Quarter 2006	73
Third Quarter 2006	294
Fourth Quarter 2006	-
Total Fiscal 2006	699

Total Impact	$24,507

Review of Option Grants

The Company’s stock option grants were organized into categories based on grant type. The Company analyzed the evidence related to each category of grants including, but not limited to, electronic and physical documents. Based on the relevant facts and circumstances, the Company applied the applicable accounting standards to determine, for every grant within each category, the most appropriate measurement date.  The principal grant categories were as follows:

(1)	Retention Grants

EMCORE has a practice of granting stock options to employees for the purpose of retaining and motivating key employees. Generally, the process for retention grants involved the Board of Directors approving a pool of options to be distributed to key employees. The Board of Directors then delegated to senior management the authority to determine the terms and recipients and issue the awards under the Option Plans to non-executive employees.   Senior management, after receiving information from the Board as to the pool of awards available, would then, in conjunction with others in the Company, compile the grant distribution list, select the exercise price and issue the awards. The option grants were priced reflecting the closing price of EMCORE common stock on the previously stated grant date, which may not have been the date the terms were finalized. If executive management were to receive a grant as part of the overall retention grant, the Board of Directors or the Compensation Committee would approve the amount and allocation to these individuals in advance and would provide that such grants were to be priced at the same time the stock options for the key employees were completed.  The Board of Directors adopted stock option distribution guidelines in 2005 to be followed by senior management in their allocation process to non-executive employees. The purpose of these guidelines was to govern the distribution of stock option grants to employees at different grade levels to ensure consistency and reduce disparities across divisions.

In the course of its review, management reviewed all retention grants issued by the Company, which represented approximately nine million stock options. Measurement dates were selected based upon evidence of the most appropriate date that a final listing of employees and grant terms, including exercise price, had been determined and approved by management with the appropriate level of authority. In those instances where the market price of the Company’s stock on the most appropriate measurement date was higher than the option exercise price, the Company recognized stock-based compensation expense. The Company recorded no financial statement benefit for option grants issued above the fair market value on the revised measurement dates, as such benefit would not be permitted under generally accepted accounting principles. We noted instances, where subsequent to the revised measurement date being established, the number of options granted to certain employees changed. In these instances, we treated such revisions as a modification and applied variable plan accounting to those awards subsequent to modification under the provisions of APB 25 and related interpretations. No changes were made to grants to senior management subsequent to the revised measurement date. The total adjustment related to retention grants totaled approximately $22.0 million, or approximately 90% of the total adjustment.

(2)	New Hire Grants

EMCORE has a practice of granting stock options to eligible new employees on their start date. The Board of Directors had delegated to senior management the authority to make new hire grants under the Option Plans to non-executive employees. The number of stock options awarded was generally based on stock option distribution guidelines approved by the Board of Directors. The number of stock options granted were included in the employee's offer letter and the grant date and exercise price were determined on the employee's first day of employment and the closing price of the Company's common stock on that day.

Management reviewed each new hire grant that the Company made since EMCORE became a public company. During this review, management determined that, absent evidence that senior management or the Board of Directors granted options after an employee’s hire date or the terms were not finalized as of the hire date, the hire date was determined to be the most appropriate measurement date for new hire grants. In instances where the market price of the Company’ stock on the most appropriate measurement date was higher than the option exercise price, the Company recognized stock-based compensation expense. The Company recorded no financial statement benefit for option grants issued above the fair market value on the revised measurement dates, as such benefit would not be permitted under generally accepted accounting principles. All new hire grants with incorrect measurement dates were granted prior to October 1, 2005. The total adjustment related to new hire grants totaled approximately $1.9 million, or approximately 8% of the total adjustment.

(3)	Other Equity Awards

Management reviewed other stock option grants, which included promotion, non-qualified, and acquisition related option grants, as well as, stock awards granted as part of the Company’s Employee Stock Purchase Plan. Measurement dates were selected based upon evidence that a final listing of employees and grant terms, including exercise price, had been determined and approved by management with the appropriate level of authority. Evidence of a most appropriate measurement date was based upon Company e-mails or other correspondence that provided evidence that the terms of the awards had been finalized and approved. In those instances where the market price of the Company’s stock on the most appropriate measurement date was higher than the option exercise price, the Company recognized stock-based compensation expense. The Company recorded no financial statement benefit for option grants issued above the fair market value on the revised measurement dates, as such benefit would not be permitted under generally accepted accounting principles. The total adjustment related to other equity awards totaled approximately $0.6 million, or approximately 2%.

Sensitivity Analysis

Based on the available facts and circumstances surrounding our stock option granting practices, we adopted a methodology for determining the most likely measurement dates. We believe the application of this methodology, based on all relevant information available, indicated the most likely date when the number of options granted to each employee was approved and the exercise price and the numbers of shares were known with finality. However, we acknowledge that measurement date conclusions are dependent on the facts and circumstances of each stock option grant and that some grants involved the application of significant judgment. Because certain measurement dates could not be determined with certainty and involved subjectivity, we performed a sensitivity analysis to determine the impact of using alternative measurement dates for certain grants.

In our sensitivity analysis, we looked at a range of possible alternative measurement dates. This range, depending on the facts and circumstances of the specific grant, began with either (i) the original grant date, or (ii) the date on which grant lists were completed and presented for approval; and ended with either (i) the date on which a completed list was presented to the Equity Edge administrator or was communicated to the recipients, or (ii) the date it was entered into Equity Edge, our stock option administration software. Within this range of dates, we computed compensation expense for each grant using the low, average, and high stock market prices of the Company’s common stock during the period and compared the resulting amount to the compensation recorded using the most likely date. The use of the low stock market price would have resulted in a $2.6 million decrease in stock-based compensation expense. The use of the average and high stock market prices would have resulted in an increase of $6.6 million and $14.5 million, respectively, in stock-based compensation expense.

We believe our methodology, based on the best evidence available, results in the most likely measurement date for our stock option grants.

Tax Impact

The Company reviewed the implications of Section 162(m) of the Internal Revenue Code which prohibits tax deductions for non-performance based compensation paid to the chief executive officer and the four highest compensated officers in excess of one million dollars in a taxable year and concluded that no adjustments to our previously filed financials statements are required.

Remediation Activities

The Board of Directors of the Company adopted a revised Incentive Stock Option Grant Policy on November 13, 2006, that provided that:

•	Non-administrative grant responsibilities other than with respect to new-hire options are to be set by the Compensation Committee.

•
All new-hire options be issued the later of an employee’s first day of employment, or where applicable, the date the Compensation Committee approved the terms of the new-hire grant and have an exercise price of not less than 100% of the fair market value of the Company’s stock on that date.  The Board will conduct a review of all new-hire grants to ensure compliance with the Company’s policies and procedures.

•	The grant date for all options awarded to employees other than new-hire options is the date on which the Compensation Committee meets and approves the grants.

•	The exercise price of options other than new hire-options should be set at the closing price of the common stock of the Company on the date on which the Compensation Committee approves the grants.

•
The Company should, with respect to annual retention grants to employees, maintain the practice of awarding retention grants to senior management on the same date and with the same exercise price as retention grants awarded to non-senior management employees.

•	No additions or modifications to option grants should be permitted after the Compensation Committee has approved the option grants.

•	All grants are to be communicated to employees as soon as reasonably practicable after the grant date.

Under the terms of option agreements issued under the 2000 Plan, terminated employees who have vested and exercisable stock options have 90 days after the date of termination to exercise the options. In November 2006, the Company announced suspension of reliance on previously issued financial statements which in turn caused the Form S-8 registration statements for shares of common stock issuable under the option plans not to be available. Therefore, terminated employees were precluded from exercising their options during the remaining contractual term.  This November 2006 modification did not have any accounting impact as there was no incremental compensation in accordance with SFAS 123(R).

To address this issue with affected former employees under the 2000 Plan, EMCORE’s Board of Directors agreed in April 2007 to approve an option grant “modification” for these individuals by extending the normal 90-day exercise period after termination date to a date after which EMCORE becomes compliant with its SEC filings and the registration of the option shares is once again effective.  The Company is preparing a plan of communication with its terminated employees relating to the tolling arrangement which is expected to be finalized as soon as reasonably practicable.  We will account for the April 2007 modification of stock options as additional compensation expense in accordance with SFAS 123(R).

Additional Information

See Item 1A – Risk Factors, for a discussion of certain risk factors related to our historical stock option grant review.

See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of our critical accounting policy regarding stock-based compensation.

See Item 8 – Financial Statements and Supplementary Data, specifically Note 20, Restatement of Consolidated Financial Statements, of the Notes to Consolidated Financial Statements, for the financial impact of the revised measurement dates on stock-based compensation expense, on a year-by-year basis.

See Item 9A – Controls and Procedures, which describes management’s conclusion, in light of the findings of the Special Committee and the restatement reflected in this Annual Report on Form 10-K, that the Company had two material weaknesses in internal control over financial reporting related to (i) stock option plan administration and accounting for and disclosure of stock option grants as of September 30, 2006 and (ii) the process for the identification and implementation of the proper accounting for certain transactions.  Such material weaknesses resulted in material errors and the restatement of previously issued financial statements.  As a result, management has concluded that the Company’s internal control over financial reporting and its disclosure controls and procedures were not effective as of September 30, 2006.

PART I

ITEM 1.                      Business

Company Overview

EMCORE is a leading provider of compound semiconductor-based components and subsystems for the broadband, fiber optic, satellite and terrestrial solar power markets.  We have two operating segments: Fiber Optics and Photovoltaics.  EMCORE's Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (CATV) and fiber-to-the-premises (FTTP) networks.  EMCORE's Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, EMCORE offers high-efficiency compound semiconductor-based gallium arsenide (GaAs) solar cells, covered interconnect cells (CICs) and fully integrated solar panels.  For terrestrial applications, EMCORE offers its high-efficiency GaAs solar cells for use in solar power concentrator systems.  For specific information about our company, our products or the markets we serve, please visit our website at http://www.emcore.com.  We were established in 1984 as a New Jersey corporation.

EMCORE is subject to the information requirements of the Securities Exchange Act of 1934. We file periodic reports, current reports, proxy statements and other information with the SEC.  The SEC maintains a website (http://www.sec.gov) that contains all of our information that has been filed electronically. Certain SEC filings are available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  The information on EMCORE’s website is not incorporated by reference into and is not made a part of this Annual Report on Form 10-K or a part of any other report or filing with the SEC.

As discussed in the Explanatory Note, this Annual Report on Form 10-K includes restatements of the following previously filed financial statements, data and related disclosures:

•	Consolidated Balance Sheet as of September 30, 2005;

•	Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for the fiscal years ended September 30, 2005 and 2004;

•	Consolidated selected financial data as of and for our fiscal years ended September 30, 2004, 2003, and 2002; and

•	Unaudited quarterly consolidated selected financial data for all quarters in our fiscal year ended September 30, 2005 and the first three quarters in our fiscal year ended September 30, 2006.

We have not amended, and we do not intend to amend, any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q.   This Annual Report on Form 10-K for the year ended September 30, 2006 reflects a restatement for additional stock-based compensation expense, under the appropriate accounting treatment for stock options, for all periods presented.

Industry Overview

Compound semiconductor-based products provide the foundation of components, subsystems and systems used in a broad range of technology markets, including broadband, datacom, telecom and satellite communication equipment and networks, advanced computing technologies and satellite and terrestrial solar power generation systems.  Compound semiconductor materials are capable of providing electrical or electro-optical functions, such as emitting optical communications signals, detecting optical communications signals, and converting sunlight into electricity.

Our Markets

Collectively, our products serve the telecommunications, cable television, defense and homeland security, and satellite and terrestrial solar power markets.  The following illustration shows how our products are deployed throughout the world’s communication infrastructure and power generation markets.

Fiber Optics

Our products enable information that is encoded on light signals to be transmitted, routed (switched) and received in communication systems and networks.  Our Fiber Optics segment primarily targets the following markets:

•
Cable Television (CATV) Networks.  We are a market leader in providing radio frequency (RF) over fiber products for the CATV industry.  Our products are used in hybrid fiber coaxial (HFC) networks that enable cable service operators to offer multiple advanced services to meet the expanding demand for high-speed Internet, on-demand and interactive video and other advanced services, such as high-definition television (HDTV) and voice over IP (VoIP).  Our CATV products include forward and return-path analog and digital lasers, photodetectors and subassembly components, broadcast analog and digital fiber-optic transmitters and quadrature amplitude modulation (QAM) transmitters and receivers.  Our products provide our customers with increased capacity to offer more cable services; increased data transmission distance, speed and bandwidth; lower noise video receive; and lower power consumption.

•
Fiber-To-The-Premises (FTTP) Networks.  Telecommunications companies are increasingly extending their optical infrastructure to the customer’s location in order to deliver higher bandwidth services. We have developed and maintained customer qualified FTTP components and subsystem products to support plans by telephone companies to offer voice, video and data services through the deployment of new fiber-based access networks.  Our FTTP products include passive optical network (PON) transceivers, analog fiber optic transmitters for video overlay and high-power erbium-doped fiber amplifiers (EDFA), analog and digital lasers, photodetectors and subassembly components, analog video receivers and multi-dwelling unit (MDU) video receivers.  Our products provide our customers with higher performance for analog and digital characteristics; integrated infrastructure to support competitive costs; and additional support for multiple standards.

•
Data Communications Networks. We provide leading-edge optical components and transceiver modules for data applications that enable switch-to-switch, router-to-router and server-to-server backbone connections at aggregate speeds of 10 gigabits per second (G) and above.  Our products support 10G Ethernet, optical Infiniband and parallel optical interconnects for enterprise Ethernet, metro Ethernet and high performance computing (HPC) applications. Our data communications products include components and transceivers for LX4, EX4, SR, LR, LRM and CX4 10G Ethernet applications and optical Infiniband, high-speed lasers, photodetectors and subassembly components, parallel optical modules and optical media converters.  Our products provide our customers with increased network capacity; increased data transmission distance and speeds; increased bandwidth; lower power consumption; improved cable management over copper interconnects; and lower cost optical interconnections for massively parallel multi-processors.

•
Telecommunications Networks. Our leading-edge optical components and modules enable high-speed (up to an aggregate 40G) optical interconnections that drive advanced architectures in next-generation carrier class switching and routing networks. Our products are used in equipment in the network core and key metro optical nodes of voice telephony and Internet infrastructures.  Our products include a comprehensive parallel optical transceiver family, distributed feedback lasers (DFB) and APD components in various packages for OC-48 and OC-192 applications.  Recently, we developed and launched a XFP DWDM (wavelength division multiplexing) transceiver and 300-pin small-form-factor tunable transponder products for the telecommunications market.

•
Satellite Communications (Satcom) Networks. We are a leading provider of optical components and systems for use in equipment that provides high-performance optical data links for the terrestrial portion of satellite communications networks. Our products include transmitters, receivers, subsystems and systems that transport wideband radio frequency and microwave signals between satellite hub equipment and antenna dishes.  Our products provide our customers with increased bandwidth and lower power consumption.

•
Storage Area Networks. Our high performance optical components are also used in high-end data storage solutions to improve the performance of the storage infrastructure.  Products include high-speed 850nm vertical cavity surface emitting lasers (VCSELs), DFBs, photodiode components for 2G, 8G and 10G Fibre Channel.  Our products also include 10G (single data rate Infiniband SDR IB) and 20G (double data rate Infiniband DDR IB) transmit and receive optical media converters.

•
Video Transport.  Our video transport product line offers solutions for broadcasting, transportation, IP television (IPTV), mobile video and security & surveillance applications over private and public networks. EMCORE’s video, audio, data and RF transmission systems serve both analog and digital requirements, providing cost-effective, flexible solutions geared for network reconstruction and expansion.

•
Defense and Homeland Security.  Leveraging our expertise in RF module design and high-speed parallel optics, we provide a suite of ruggedized products that meet the reliability and durability requirements of the U.S. Government and defense markets.  Our specialty defense products include fiber optic gyro components used in precision guided munitions, ruggedized parallel optic transmitters and receivers, high-frequency RF fiber optic link components for towed decoy systems, optical delay lines for radar systems, EDFAs, terahertz spectroscopy systems and other products.  Our products provide our customers with high frequency and dynamic range; compact form-factor; and extreme temperature, shock and vibration tolerance.

•
Consumer Products.  We intend to extend our optical technology into the consumer market by integrating our VCSELs into optical computer mice and ultra short data links.  We are in production with customers on several products and currently qualifying our products with additional customers.  An optical computer mouse with laser illumination is superior to LED-based illumination in that it reveals surface structures that a LED light source cannot uncover. VCSELs enable computer mice to track with greater accuracy, on more surfaces and with greater responsiveness than existing LED-based solutions.

The following charts depict some of our fiber optics products:

As summarized in the table below, we have positioned ourselves as a vertically integrated fiber optics component and subsystem manufacturer that services a significant portion of the digital analog communications market:

	Datacom and Telecom						Broadband
	Serial 1-4G		Serial 10G			Parallel	CATV	FTTP
	850nm	1310-1550nm	850nm	1310-1550nm	Copper	850nm	1310-1550nm	1310,1490,1550nm
MODULES			SR X2 SR SFP+	LX4 Xenpak LX4 X2 LR X2 LR SFP+ ZR XFP DWDM Tunable SFF 300-pin Tspdr LRM SFP+	CX4 Xenpak CX4 X2 CX4 XFP	SNAP12 SmartLink Mini95 QSFP	Ex-Mod/Dir-Mod /Lin-Mod 1550, QAM and 1310 Transmitters Receiver Subsystem Tx Engine Rx Video Card	B-PON TxRx B-PON MDU TxRx G-PON TxRx GPON MDU TxRx
OSAS	TO - Cans LC/SC TOSA LC/SC ROSA	TO - Cans LC/SC TOSA LC/SC ROSA	LC/SC TOSA LC/SC ROSA	DML Butterfly Mini Dil Rx LC/SC ROSA LRM TOSA Linear ROSA		AOSA	DFB Butterfly Analog PD OSA	DFB Laser TO APD-TIA TO
CHIPS	VCSELs PDs	FP, DFBs PINs, APDs	VCSELs PDs	FP, DFBs PINs, APDs		VCSEL Array PIN Array	Analog DFB Analog PD	DFB Laser APDs

Photovoltaics

We believe our high-efficiency compound semiconductor-based GaAs solar cell products provide our customers with compelling cost and performance advantages over traditional silicon-based solutions.  These include higher solar cell efficiency, allowing for greater conversion of light into electricity, an increased ability to benefit from use in solar concentrator systems, ability to withstand high heat and radiation environments and reduced overall footprint.  Our Photovoltaics segment serves two primary markets:

•
Satellite Solar Power Generation.  We are a leader in providing solar power generation solutions to the global communications satellite industry and U.S. Government space programs.  We provide advanced compound semiconductor solar cell and solar panel products, which are more resistant to radiation levels in space and generate substantially more power from sunlight than silicon-based solutions.  Space power systems using our multi-junction solar cells weigh less per unit of power than traditional silicon-based solar cells. These performance characteristics increase satellite useful life, increase satellites’ transmission capacity and reduce launch costs.  Our products provide our customers with higher light to power conversion efficiency for reduced size and launch costs; higher radiation tolerance; and longer lifetime in harsh space environments.  We design and manufacture multi-junction compound semiconductor solar cells for both commercial and military satellite applications. We currently manufacture and sell one of the most efficient and reliable, radiation resistant advanced triple-junction solar cells in the world, with an average "beginning of life" efficiency of 28.5%.  In May 2007, EMCORE announced that it has attained solar conversion efficiency of 31% for an entirely new class of advanced multi-junction solar cells optimized for space applications.  EMCORE is also the only manufacturer to supply true monolithic bypass diodes, for shadow protection, utilizing several EMCORE patented methods. A satellite’s operational success and corresponding revenue depend on its available power and its capacity to transmit data. EMCORE also provides covered interconnect cells (CICs) and solar panel lay-down services, giving us the capacity to manufacture complete solar panels. We can provide satellite manufacturers with proven integrated satellite power solutions that considerably improve satellite economics. Satellite manufacturers and solar array integrators rely on EMCORE to meet their satellite power needs with our proven flight heritage. The pictures below represent a solar cell and solar panel for satellite space power applications.

•
Terrestrial Solar Power Generation.  Solar power generation systems use photovoltaic cells to convert sunlight to electricity and have been used in space programs and, to a lesser extent, in terrestrial applications for several decades.  The market for terrestrial solar power generation solutions has grown significantly as solar power generation technologies improve in efficiency, as global prices for non-renewable energy sources (e.g., fossil fuels) continue to rise, and as concern has increased regarding the effect of carbon emissions on global warming. Terrestrial solar power generation has emerged as one of the most rapidly growing renewable energy sources due to certain advantages solar power holds over other energy sources, including reduced environmental impact, elimination of fuel price risk, installation flexibility, scalability, distributed power generation (i.e., electric power is generated at the point of use rather than transmitted from a central station to the user), and reliability. The rapid increase in demand for solar power has created a growing need for highly efficient, reliable and cost-effective solar power concentrator systems.

EMCORE has adapted its high-efficiency compound semiconductor-based GaAs solar cell products for terrestrial applications, which are intended for use with solar concentrator systems in utility-scale installations.  In August 2007, EMCORE announced that it has reached 39% peak conversion efficiency on its terrestrial concentrating solar cell products currently in volume production.  This compares favorably to typical efficiency of 15-21% on silicon-based solar cells. We believe that solar concentrator systems assembled using our compound semiconductor solar cells will be competitive with silicon-based solar power generation systems because they are more efficient and, when combined with the advantages of concentration, we believe will result in a lower cost of power generated.  Our multi-junction solar cell technology is not subject to silicon shortages, which has led to increasing prices in the raw materials required for silicon-based solar cells.  While the terrestrial power generation market is still developing, we have already fulfilled production orders for one solar concentrator company, and provided samples to several others, including major system manufacturers in Europe and Asia.  EMCORE currently serves the terrestrial solar market with two levels of concentrated photovoltaic (CPV) products: components (including solar cells and solar cell receivers) and CPV power systems, as shown in the pictures below:

Terrestrial solar cell (mm)	Terrestrial solar cell receiver	CPV power system

 Recent investments and strategic partnerships include:

•
In November 2006, EMCORE invested $13.5 million in WorldWater & Solar Technologies Corporation (WorldWater, OTC BB:WWAT.OB) a leader in solar electric engineering, water management solutions and solar energy installations and products.  This investment represents EMCORE’s first tranche of its intended $18.0 million investment, in return for convertible preferred stock and warrants of WorldWater, equivalent to approximately 31% equity ownership in WorldWater, or approximately 26.5% on a fully diluted basis.

•
Also in November 2006, EMCORE and WorldWater announced the formation of a strategic alliance and supply agreement under which EMCORE will be the exclusive supplier of high-efficiency multi-junction solar cells, assemblies and concentrator subsystems to WorldWater with expected revenue up to $100.0 million over the next 3 years.

Please refer to Risk Factors under Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplemental Data under Item 8 for further discussion of these transactions.

EMCORE’s Strategy

With several strategic acquisitions and divestures in the past year, EMCORE has developed a strong business focus and comprehensive product portfolios in two main sectors: Fiber Optics and Photovoltaics.  Our principal objective is to maximize shareholder value by leveraging our expertise in advanced compound semiconductor technologies to be a leading provider of high-performance, cost-effective product solutions in each of our markets.  Key elements of our strategy include:

Enhance Our Technology and Expand Our Product Leadership While Lowering Production Costs.
Through substantial investment in research and development and product engineering, we seek to expand our leadership position in compound semiconductor-based fiber optics and photovoltaics solutions.  We work with our customers to enhance the performance of our processes, materials science and fiber optic module design expertise, and to develop new low-cost components, modules, subsystems and systems. In each product line, EMCORE offers its customers advanced cost-competitive solutions, which allows them to be the leaders of technology and product solutions.

Continue to Target Large Growth Market Opportunities.
We target market opportunities that we believe have large potential growth and where the favorable performance characteristics of our products and high volume production efficiencies may give us a competitive advantage over our competitors. We believe that as production costs continue to be reduced, existing and new customers will be compelled to increase their use of our products because of their attractive performance characteristics and superior value.

Penetrate the Terrestrial Solar Power Market.
We are adapting our high-efficiency solar cell technology, developed for satellite space power, for terrestrial applications. We believe that solar concentrator systems assembled using our compound semiconductor solar cells will be competitive with silicon-based solar power generation systems because our products are more efficient than silicon and, when combined with the advantages of concentration, they will result in a lower cost of power generated.

Expand Our Customer Relationships and the Breadth of Our Customer Base.
EMCORE is devoted to working directly with its customers from initial product design, product qualification and manufacturing to product delivery. EMCORE's customer base includes many of the largest telecommunication and data communication equipment manufacturers, computer manufacturing companies, and aerospace companies in the world. We intend to further strengthen our existing customer relationships and expand our customer base in each of our operating segments. We work closely with many of our customers to anticipate their current and future needs through a collaborative process to develop next-generation technologies to help them achieve their product development objectives and seek to develop long-term relationships with leading companies in each of the industries that we serve.

Pursue Strategic Acquisitions and Partnerships.
We are committed to the ongoing evaluation of strategic opportunities that can expand our addressable markets and strengthen our competitive position. Where appropriate, we will acquire additional products, technologies, or businesses that are complementary to, or broaden the markets in which we operate. We plan to pursue strategic acquisitions to increase revenues and allow for higher overhead absorption where such acquisitions can improve our gross margins.

Recent acquisitions include:

•	In April 2007, EMCORE acquired privately held Opticomm Corporation, of San Diego, California.
•	In January 2006, EMCORE acquired privately held K2 Optronics, Inc., of Sunnyvale, California.
•	In December 2005, EMCORE acquired privately held Force, Inc., of Christiansburg, Virginia.
•	In November 2005, EMCORE acquired privately held Phasebridge, Inc., of Pasadena, California.
•	In May 2005, EMCORE acquired the analog CATV and specialty business of JDS Uniphase, of Ewing, NJ.

All of these acquired businesses have been integrated into EMCORE's Fiber Optics operating segment.

Restructuring Programs and Divestitures

EMCORE is committed to achieving profitability by increasing revenue through the introduction of new products, reducing our cost structure and lowering the breakeven points of our product lines.  We have significantly streamlined our manufacturing operations by focusing on core competencies to identify cost efficiencies. Where appropriate, we transferred the manufacturing of certain product lines to low-cost contract manufacturers.

EMCORE’s restructuring programs are designed to further reduce the number of manufacturing facilities, in addition to the divesture or exit from selected businesses and product lines that were not strategic and/or were not capable of achieving desired revenue or profitability goals.

Recent divestitures and facility consolidations include:

•
In August 2007, we announced the consolidation of our North American fiber optics engineering and design centers into our main operating sites. EMCORE's engineering facilities in Virginia, Illinois, and Northern California will be consolidated into larger primary sites in Albuquerque, New Mexico and Alhambra, California. The consolidation of these engineering sites will allow EMCORE to leverage resources within engineering, new product introduction, and customer service.  The design centers in Virginia and Northern California have been closed and the design center in Illinois was vacated in October 2007.

•
In October 2006, we announced the move of our corporate headquarters from Somerset, New Jersey to Albuquerque, New Mexico.  Financial operations and records have been transferred and the New Jersey facility was vacated in September 2007.

•
In October 2006, we consolidated our solar panel operations into a state-of-the-art facility located in Albuquerque, New Mexico.  The establishment of a modern solar panel manufacturing facility, adjacent to our solar cell fabrication operations, facilitates consistency as well as reduces manufacturing costs.  The benefit of having these operations located on one site is expected to provide high quality, high reliability and cost-effective solar components.  Solar panel production operations ceased at our California solar panel facility in June 2006 and the facility was vacated in December 2006.

•
In August 2006, EMCORE sold its 49% membership interest in GELcore, LLC to General Electric Corporation, which owned the remaining 51% membership interest prior to the transaction, for $100.0 million in cash.

•
In August 2006, EMCORE completed the sale of the assets of its Electronic Materials & Device division, including inventory, fixed assets, and intellectual property to IQE plc, a public limited company organized under the laws of the United Kingdom, for $16.0 million.

•
In April 2005, EMCORE divested product technology focused on gallium nitride-based power electronic devices for the power device industry.  The new company, Velox Semiconductor Corporation (Velox), initially raised $6.0 million from various venture capital partnerships.  EMCORE contributed intellectual property and equipment in exchange for an initial 19.2% stake in Velox.

Our results of operations and financial condition have and will continue to be significantly affected by severance, restructuring charges, impairment of long-lived assets and idle facility expenses incurred during facility closing activities.  Please refer to Risk Factors under Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplemental Data under Item 8 for further discussion of these items.

Government Research Contract Funding

We derive a portion of our revenue from funding of research contracts or subcontracts by various agencies of the U.S. Government. These contracts typically cover work performed over extended periods of time, from several months up to several years. These contracts may be modified or terminated at the convenience of the U.S. Government and may be subject to government budgetary fluctuations. In fiscal 2006, 2005, and 2004, government research contract funding represented 8%, 8% and 3% of our total consolidated revenue, respectively.

EMCORE had been engaged in a multi-year cost reimbursable solar cell development and production contract for a major U.S. aerospace corporation. It was previously reported that the contract would exceed $40.0 million in development and production revenues over the next several years.  Although we recognized significant revenues for this program during fiscal 2007, our customer notified us in August 2007 that their program had been terminated by the U.S. Government for its convenience.  We adjusted our order backlog accordingly and this will have no effect on our fiscal 2008 revenue guidance.  In fiscal 2008, we expect to recognize additional revenue from this program related to contract termination costs.  We also expect revenue in fiscal 2008 from a new U.S. Government contract that has similar technical contract requirements.

Please refer to Risk Factors under Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplemental Data under Item 8 for further discussion of government contracts.

Sales and Marketing

We sell our products worldwide through our dedicated sales force, external sales representatives and distributors and application engineers. Our sales force communicates with our customers’ engineering, manufacturing and purchasing personnel to determine product design, qualifications, performance and cost. Our strategy is to use our dedicated sales force to sell to key accounts and to expand our use of external sales representatives for increased coverage in international markets and some domestic segments.

Throughout our sales cycle, we work closely with our customers to qualify our products into their product lines. As a result, we develop strategic and long-lasting customer relationships with products and services that are tailored to our customers’ requirements.

We focus our marketing communications efforts on increasing brand awareness, communicating our technologies’ advantages and generating leads for our sales force.  We use a variety of marketing methods, including our website, participation at trade shows and selective advertising to achieve these goals.

Externally, our marketing group works with customers to define requirements, characterize market trends, define new product development activities, identify cost reduction initiatives and manage new product introductions.  Internally, our marketing group communicates and manages customer requirements with the goal of ensuring that our product development activities are aligned with our customers’ needs.  These product development activities allow our marketing group to manage new product introductions and product and market trends.

Please refer to Risk Factors under Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplemental Data under Item 8 for further discussion of sales and marketing, including information regarding our customers and geographic areas in which we do business.

Manufacturing

As of September 30, 2006, we had thirteen dedicated MOCVD (Metal Organic Chemical Vapor Deposition) systems for both research and production, which are capable of processing virtually all compound semiconductor materials and devices.  Our operations include wafer fabrication, device design and production, fiber optic module, subsystem and system design and manufacture, and solar panel engineering and assembly.  Many of our manufacturing operations are computer monitored or controlled to enhance production output and statistical control. We employ a strategy of minimizing ongoing capital investments, while maximizing the variable nature of our cost structure. We maintain supply agreements with many key suppliers through our supply chain management function. Where we can gain cost advantages while maintaining quality and intellectual property control, we outsource the production of certain subsystems, components and subassemblies to contract manufacturers located outside of the U.S.  Our contract manufacturing supply chain is an integral part of enabling this strategy. We develop assembly and testing procedures, and then transfer these procedures overseas. Our contract manufacturers must maintain comprehensive quality and delivery systems, and we continuously monitor them for compliance.

Our various manufacturing processes involve extensive quality assurance systems and performance testing. Our facilities have acquired and maintain certification status for their quality management systems. Our manufacturing facilities located in New Mexico and California are registered to ISO 9001 standards.

In May 2007, EMCORE announced the opening of a new manufacturing facility in Langfang, China. Our new company, Langfang EMCORE Optoelectronics Co. Ltd., is located approximately 20 miles southeast of Beijing and currently occupies a space of 22,000 square feet with a Class-10,000 clean room for optoelectronic device packaging.  Another 60,000 square feet is available for future expansion.  We will transfer our most cost sensitive optoelectronic devices to this facility.  This facility, along with a strategic alignment with our existing contract-manufacturing partners, should enable us to improve our cost structure and gross margins. We also expect to develop and provide improved service to our global customers by having a local presence in Asia.

Please refer to Risk Factors under Item 1A and Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 for further discussion of manufacturing activities.

Sources of Raw Materials

We depend on a limited number of suppliers for certain raw materials, components and equipment used in our products. We continually review our vendor relationships to mitigate risks and improve costs, especially where we depend on one or two vendors for critical components or raw materials. While maintaining inventories that we believe are sufficient to meet our near-term needs, we generally do not carry significant inventories of raw materials. Accordingly, we maintain ongoing communications with our vendors in order to prevent any interruptions in supply, and have implemented a supply-chain management program to maintain quality and lower purchase prices through standardized purchasing efficiencies and design requirements. To date, we generally have been able to obtain sufficient quantities of quality supplies in a timely manner.

Please refer to Risk Factors under Item 1A for further discussion of our reliance upon sole or limited sources of raw materials.

Research and Development

Our research and development (R&D) efforts have been focused on maintaining our technological leadership position by working to improve the quality and attributes of our product lines. We also invest significant resources to develop new products and production technology to expand into new market opportunities by leveraging our existing technology base and infrastructure. Our industry is characterized by rapid changes in process technologies with increasing levels of functional integration. Our efforts are focused on designing new proprietary processes and products, on improving the performance of our existing materials, components and subsystems, and on reducing costs in the product manufacturing process.

As of September 30, 2006, we had 3 MOCVD systems dedicated to R&D efforts.  The R&D staff utilizes x-ray, optical and electrical characterization equipment, as well as device and module fabrication and testing equipment, which generate data rapidly, allowing for shortened development cycles and rapid customer response.

During fiscal 2006, 2005 and 2004, we invested $19.7 million, $16.5 million, and $20.1 million in R&D activities, respectively.  As a percentage of revenues, R&D represented 14%, 14%, and 25% for fiscal 2006, 2005 and 2004, respectively.  As part of the ongoing effort to cut costs, many of our projects are used to develop lower cost versions of our existing products. We also actively compete for R&D funds from Government agencies and other entities. In view of the high cost of development, we solicit research contracts that provide opportunities to enhance our core technology base and promote the commercialization of targeted products. Generally, internal R&D funding is used for the development of products that will be released within 12 months and external funding is used for longer-range R&D efforts.

EMCORE’s Photovoltaics division announced the following new product developments and launches:

•
In August 2007, our production terrestrial concentrator cell reached a new level of performance, attaining 39% peak conversion efficiency under concentrated illumination conditions. This advancement is an evolution of EMCORE's proven concentrator triple junction (CTJ) production technology, with which several million CTJ solar cells have been produced and shipped to concentrator photovoltaic system manufacturers worldwide. We believe that EMCORE's continuing investment in technology innovation will enable the introduction of concentrator solar cell products with conversion efficiencies over 40%.

•
In May 2007, we announced a solar conversion efficiency of 31% for an entirely new class of advanced multi-junction solar cells optimized for space applications. The new solar cell, referred to as the Inverted Metamorphic (IMM) design, is composed of a novel combination of compound semiconductors that enables a superior response to the solar spectrum compared to conventional multi-junction solar cells. Due to its innovative design, the IMM cell is approximately one fifteenth the thickness of the conventional multi-junction solar cell. We expect that the IMM cell, developed in conjunction with the Vehicle Systems Directorate of U.S. Air Force Research Laboratory, will enable a new class of extremely lightweight, high-efficiency, and flexible solar arrays that we believe will power the next generation of spacecrafts and satellites and will form a platform for future generations of terrestrial concentrator products.

In March 2007, EMCORE’s Fiber Optics division announced the following new product development and launches:

•
10GBASE-LRM (long reach multimode) SFP+ Optical Transceiver Module. The LRM SFP+ product expands EMCORE's 10G product portfolio into additional market niches and platforms, which is a part of EMCORE's strategy to provide a complete suite of modules for legacy multimode customer applications.

•
Full Band Tunable Long Reach Small Form Factor Transponder and 1550nm DWDM Long Reach XFP Optical Transceiver Module for 10G Applications.  These products mark the continued expansion of EMCORE's market leading portfolio of parallel VCSEL and LX4 optical modules for the 300m multimode market into the long reach 10G application space.

•
Double Data Rate (DDR) 12 Channel 60G Modules.  The MTX/RX9552 is a 12 channel 60G DDR product that doubles the speed of the existing single data rate (SDR) SNAP12. The DDR modules are currently sampling to customers at data rates of 5G per channel featuring low power consumption and an improved digital management interface.  The Mini, MTX/RX9542, is the second new product offering that offers DDR bandwidth with less than half the footprint. Originally designed for broad temperature range military applications, the Mini's small form factor allows commercial end users to dramatically increase card density and bandwidth.

•
1.244G Burst-Mode, ITU G.984 compliant APD/TIA for the rapidly expanding Gigabit Passive Optical Network (GPON) OLT market.  EMCORE has created APD/TIA packaged components for the rapidly expanding North American GPON OLT Fiber-to-the-Home (FTTH) market.

•
1310 10G Fabry-Perot LC Transmit Optical Sub Assembly (TOSA) designed to meet the emerging market of 10G SFP+ and XFP 10G-LRM modules.  This new product offering expands EMCORE's product base in 10G over multimode fiber applications by providing key components for LRM modules. LRM is an emerging technology that provides 10G transmission speeds over 220m multi-mode optical fiber links as defined by the IEEE 802.3aq 10G-LRM standard.

Please refer to Risk Factors under Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplemental Data under Item 8 for further discussion of our R&D efforts.

Intellectual Property and Licensing

We protect our proprietary technology by applying for patents where appropriate and in other cases by preserving the technology, related know-how and information as trade secrets. The success and competitive position of our product lines depend significantly on our ability to obtain intellectual property protection for our R&D efforts. We also acquire, through license grants or assignments, rights to patents on inventions originally developed by others. As of September 30, 2006, we held approximately 85 U.S. patents and 8 foreign patents. Also, we have over 100 additional patent applications pending. Our U.S. patents will expire on varying dates between 2009 and 2024.  These patents and patent applications claim various aspects of current or planned commercial versions of our materials, components, subsystems and systems.

We also have entered into license agreements with the licensing agencies of universities and other organizations, under which we have obtained exclusive or non-exclusive rights to practice inventions claimed in various patents and applications issued or pending in the U.S. and other foreign countries. We do not believe the financial obligations under any of these agreements materially adversely affect our business, financial condition or results of operations.

We rely on trade secrets to protect our intellectual property when we believe that publishing patents would make it easier for others to reverse engineer our proprietary processes. A “trade secret” is information that has value to the extent it is not generally known, not readily ascertainable by others through legitimate means, and protected in a way that maintains its secrecy. Reliance on trade secrets is only an effective business practice insofar as trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. To protect our trade secrets, we take certain measures to ensure their secrecy, such as partitioning the non-essential flow of information between our different groups and executing non-disclosure agreements with our employees, joint venture partners, customers and suppliers. We also rely upon other intellectual property rights such as trademarks and copyrights where appropriate.

As is typical in our industry, from time to time, we have sent letters to, and received letters from, third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes. On September 11, 2006, we filed a lawsuit against Optium Corporation (Optium) for patent infringement. In the suit, EMCORE and JDS Uniphase Corporation (JDSU) allege that Optium is infringing on U.S. patents 6,282,003 and 6,490,071 with its Prisma II 1550nm transmitters. On March 14, 2007, EMCORE and JDSU filed a second patent suit against Optium on JDSU's patent 6,519,374.  On March 15, 2007, Optium Corporation filed a declaratory judgment action against the Company and JDSU. Optium seeks in this litigation a declaration that certain products of Optium do not infringe United States Patent No. 6,519,374 ("the '374 patent") and that the patent is invalid. The '374 patent is assigned to JDSU and licensed to the Company. Other than the filing of a Complaint, Optium has taken no action in this case, and the Company has not been served.

In connection with our sale of the capital equipment business in November 2003, we retained a license to all MOCVD system-related technology. We intend to use this license to further optimize the performance of our own reactors and develop improvements to our hardware that will increase yields on existing products and enable the fabrication of advanced wide-band gap materials.

Please refer to Risk Factors under Item 1A, Legal Proceedings under Item 3, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplemental Data under Item 8 for further discussion of intellectual property.

Environmental Regulations

We are subject to federal, state, and local laws and regulations concerning the use, storage, handling, generation, treatment, emission, release, discharge, and disposal of certain materials used in our R&D and production operations, as well as laws and regulations concerning environmental remediation, homeland security, and employee health and safety. The production of wafers and devices involves the use of certain hazardous raw materials, including, but not limited to, ammonia, phosphine, and arsine.  If our control systems are unsuccessful in preventing release of these or other hazardous materials or we fail to comply with such environmental provisions, our actions, whether intentional or inadvertent, could result in fines and other liabilities to the U.S. Government or third parties, and injunctions requiring us to suspend or curtail operations which could have a material adverse effect on our business.

We have in-house professionals to address compliance with applicable environmental, homeland security, and health and safety laws and regulations. We believe that we are currently in compliance with all applicable environmental laws, including the Resource Conservation and Recovery Act.

Please refer to Risk Factors under Item 1A for further discussion of our compliance efforts associated with environmental regulations.

Competition

The markets for our products in each of our operating segments are extremely competitive and are characterized by rapid technological change, frequent introduction of new products, short product life cycles and significant price erosion. We face actual and potential competition from numerous domestic and international companies. Many of these companies have greater engineering, manufacturing, marketing and financial resources than we have. Partial lists of these competitors within the markets we participate in include:

Fiber Optics

CATV Networks.  Our competitors include Hitachi Yagi and Optium Corporation at the subsystem level and Applied Optoelectronics, Inc. and Eudyna Device, Inc. at the component product level.

FTTP and Telecommunications Networks.  Our competitors include Cyoptics, JDSU, Mitsubishi, MRV Communications, and Sumitomo for telecommunications and FTTP components.  For 10G transceivers and parallel optical modules, our principal competitors include Avago, Finisar Corporation, JDSU, Opnext, Inc. and numerous smaller vendors.

Data Communications, Storage Area Networks and Consumer Products.   Our competitors include Avago, Finisar, Hitachi Cable and Opnext and numerous smaller vendors.

Satellite Communications Networks.   Our primary competitors are Foxcom and MITEQ, Inc.

Video Transport Products.   Our primary competitors are Evertz and Telecast.

Defense and Homeland Security. The competitors in RF transport for defense and homeland security products include Aegis Technologies, Gemfire Corporation, Linear Photonics, LLC, JDSU and Optium.

Photovoltaics

Satellite Power Generation.  In the market for satellite power photovoltaics products, we primarily compete with Azure Solar GmbH, Sharp and Spectrolab, Inc., a subsidiary of Boeing.

Terrestrial Power Generation.  In the market for terrestrial power photovoltaics products, we primarily compete with Azure Solar GmbH and Spectrolab, Inc. in the solar cell market and Amonix, Concentrix, Energy Innovations, Solar Systems Pty, and SolFocus in the solar power systems market.

In addition to the companies listed above, we compete with many research institutions and universities for research contract funding. We also sell our products to current competitors and companies with the capability of becoming competitors. As the markets for our products grow, new competitors are likely to emerge and current competitors may increase their market share. In the EU, political and legal requirements encourage the purchase of EU-produced goods, which may put us at a competitive disadvantage against our European competitors.

There are substantial barriers to entry by new competitors across our product lines. These barriers include the large number of existing patents, the time and costs to be incurred to develop products, the technical difficulty in manufacturing semiconductor products, the lengthy sales and qualification cycles and the difficulties in hiring and retaining skilled employees with the required scientific and technical backgrounds. We believe that the primary competitive factors within our current markets are yield, throughput, performance, breadth of product line, product heritage, customer satisfaction and customer commitment to competing technologies. Competitors may develop enhancements to or future generations of competitive products that offer superior price and performance characteristics. We believe that in order to remain competitive, we must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide.

Order Backlog

As of September 30, 2006, we had an order backlog of approximately $48 million as compared to a backlog from continuing operations of approximately $34 million from the prior year.

As of June 30, 2007, order backlog increased to approximately $121 million.  The significant increase in order backlog is attributable to the receipt of long-term photovoltaics-related sales contracts, of which approximately $45 million is scheduled for shipment after June 30, 2008.

EMCORE had been engaged in a multi-year cost reimbursable solar cell development and production contract for a major U.S. aerospace corporation. It was previously reported that the contract would exceed $40.0 million in development and production revenues over the next several years.  Although we recognized significant revenues for this program during fiscal 2007, our customer notified us in August 2007 that their program had been terminated by the U.S. Government for its convenience.  We adjusted our order backlog; however, this had no effect on our fiscal 2008 revenue guidance.  In fiscal 2008, we expect to recognize additional revenue from this program related to contract termination costs.  We also expect revenue in fiscal 2008 from a new U.S. Government contract that has similar technical contract requirements.

Customers may ask us to delay shipment of certain orders and our backlog could also be adversely affected if customers unexpectedly cancel purchase orders accepted by us.  A majority of our fiber optics products typically ship within the same quarter as when the purchase order is received; therefore, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

Employees

As of September 30, 2006, we had 750 employees of whom 54 had a Ph.D. degree.  Our year-end headcount included 450 employees in manufacturing operations, 107 employees in R&D, 152 employees in sales, general and administration (SG&A), and 41 temporary employees. This represented a net increase of 100 employees or 15% from September 30, 2005. Headcount as of September 30, 2005 of 650 employees included 52 employees associated with businesses sold by EMCORE during fiscal 2006.

None of our employees are covered by a collective bargaining agreement, nor have we ever experienced any labor-related work stoppage.  Generally, we believe our employee relations are good.

Competition is intense in the recruiting of personnel in the semiconductor industry.  Our ability to attract and retain qualified personnel is essential to our continued success. We are focused on retaining key contributors, developing our staff and cultivating their level of commitment.

ITEM 1A.	Risk Factors

Our disclosure and analysis in this 2006 Annual Report on Form 10-K contain some forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of Exchange Act, that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. These statements are based largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  They relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, projections about our future results, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate.  These forward-looking statements may be identified by the use of terms and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “targets”, “can”, “may”, “could”, “will”, and variations of these terms and similar phrases.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

The discovery that we had incorrectly priced stock options and had not accounted for them correctly has had, and may continue to have, a material adverse effect on our financial results.

We cannot predict the outcome of the pending shareholder lawsuits or our non-public SEC investigation, and we may face additional actions, shareholder lawsuits, governmental investigations and actions on other legal proceedings related to our historical stock option practices and the remedial actions we have taken. All of these events have required us, and will continue to require us, to expend significant management time and incur significant accounting, legal, consulting and other expenses. This could require significant additional attention and resources from the operation of our business and adversely affect our financial condition and results of operations.

The Special Committee investigation of our historical stock option practices and resulting restatements has been time consuming and expensive, and has had a material adverse effect on our financial condition.

The Special Committee investigation and restatement activities have required us to expend significant management time and incur significant accounting, legal, consulting and other expenses. The resulting restatements have had a material adverse effect on our results of operations.

We have not been in compliance with SEC reporting requirements and NASDAQ listing requirements and may continue to face compliance issues with both. If we are unable to remain in compliance with SEC reporting requirements and NASDAQ listing requirements, there may be a material adverse effect on the Company and our shareholders.

Due to the Special Committee investigation and resulting restatements, we did not file our periodic reports with the SEC on time and faced the possibility of delisting of our stock from the NASDAQ Global Market. With the filing of this Annual Report and our Quarterly Reports on Form 10-Q thereafter for the quarters ended December 31, 2006, March 31, 2007, and June 30, 2007, we believe we will return to full compliance with SEC reporting requirements and NASDAQ listing requirements and, therefore, the NASDAQ delisting matter would be resolved.  However, if the SEC has comments on these reports (or other reports that we previously filed) that require us to file amended reports, or if the NASDAQ does not concur that we are in compliance with applicable listing requirements, we may be unable to maintain an effective listing of our stock on NASDAQ.  If this happens, the price of our stock and the ability of our shareholders to trade in our stock could be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to issue stock options or other equity awards to our employees or allow them to exercise their outstanding options, which could adversely affect our business and results of operations.

We have been named as a party to shareholder derivative lawsuits relating to our historical stock option practices, and we may be named in additional securities-related lawsuits in the future. Additional lawsuits could become time consuming and expensive and could result in the payment of significant judgments and settlements, which could have a material adverse effect on our financial condition, results of operations and cash flows.

In connection with our historical stock option practices, three derivative actions were filed against certain of our current and former directors and officers purporting to assert claims on the Company’s behalf. Although we have reached a settlement in principle with the plaintiffs in these lawsuits, see Item 3. Legal Proceedings, there may be additional derivative or class action lawsuits filed in the future. Additional lawsuits could become time consuming and expensive, and if they result in unfavorable outcomes, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.  We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, which could have a further material adverse effect on our financial condition or results of operations.

In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices and the related shareholder litigation and government investigation. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, the insurers may seek to deny or limit coverage in some or all of these matters, in which case we may have to self-fund all or a substantial portion of our indemnification obligations.

We are subject to the risk of employee lawsuits in connection with our historical stock option practices, the resulting restatements, and the remedial measures we have taken.

In addition to the possibilities that there may be additional governmental investigations or actions and shareholder lawsuits against us, we may be involved with future litigation by former officers and employees in connection with their stock options, employment terminations and other matters. These lawsuits may be time consuming and expensive, and cause further distraction from the operation of our business. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, financial condition and results of operations.

It may be difficult or costly to obtain director and officer insurance coverage as a result of our stock options problems.

We expect that the issues arising from our misdated stock options may make it more difficult to obtain director and officer insurance coverage in the future.  If we are able to obtain this coverage, it could be significantly more costly than in the past, which would have an adverse effect on our financial results and cash flow. As a result of this and related factors, our directors and officers could face increased risks of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and officers, which could adversely affect our business.

We have a history of incurring significant net losses and our future profitability is not assured.

We commenced operations in 1984 and as of September 30, 2006, we had an accumulated deficit of $284.9 million. We incurred net income of $54.9 million in fiscal 2006, net loss of $13.5 million in fiscal 2005 and a net loss of $14.0 million in fiscal 2004.  Fiscal 2006 results include the sale of our GELcore joint venture that resulted in a net gain, before tax, of $88.0 million.  Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future.  Although our revenues have grown in recent years, we may be unable to sustain such growth rates in light of potential changes in market or economic conditions.  In addition, if we are not able to reduce our costs, we may not be able to achieve profitability.

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

Our quarterly and annual operating results have fluctuated substantially in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control.  Factors that could cause our quarterly or annual operating results to fluctuate include:

•	market acceptance of our products;
•	market demand for the products and services provided by our customers;
•	disruptions or delays in our manufacturing processes or in our supply of raw materials or product components;
•	changes in the timing and size of orders by our customers;
•	cancellations and postponements of previously placed orders;
•	reductions in prices for our products or increases in the costs of our raw materials; and
•	the introduction of new products and manufacturing processes.

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

We enter into long-term fixed-price contracts in our Photovoltaics division, which could subject us to losses if we have cost overruns.

Many of our contracts in our Photovoltaics division are contracted on a fixed-price basis.  While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. If the initial estimates we use to calculate the contract price and the cost to perform the work prove to be incorrect, we could incur losses. In addition, some of our contracts have specific provisions relating to cost, schedule, and performance. If we fail to meet the terms specified in those contracts, then our cost to perform the work could increase or our price could be reduced, which would adversely affect our financial condition. These programs have risk for reach-forward losses if our estimated costs exceed our estimated price.

Fixed-price development work inherently has more uncertainty than production contracts and, therefore, more variability in estimates of the cost to complete the work. Many of these development programs have very complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could adversely affect our financial condition. Some fixed-price development contracts include initial production units in their scope of work. Successful performance of these contracts depends on our ability to meet production specifications and delivery rates.  If we are unable to perform and deliver to contract requirements, our contract price could be reduced through the incorporation of liquidated damages, termination of the contract for default, or other financially significant exposure. Management uses its best judgment to estimate the cost to perform the work and the price we will eventually be paid on fixed-price development programs. While we believe the cost and price estimates incorporated in the financial statements are appropriate, future events could result in either favorable or unfavorable adjustments to those estimates.

Our ability to achieve operational and material cost reductions and to realize production efficiencies for our operations is critical to our ability to achieve long-term profitability.

We currently are in the process of implementing a number of operational and material cost reductions and productivity improvement initiatives, particularly with regards to our Fiber Optics segment. Cost reduction initiatives often involve facility consolidation and re-design of our products, which requires our customers to accept and qualify the new designs, potentially creating a competitive disadvantage for our products.  These initiatives can be time-consuming and disruptive to our operations and costly in the short-term.  Successfully implementing these and other cost-reduction initiatives throughout our operations is critical to our future competitiveness and ability to achieve long-term profitability. However, there can be no assurance that these initiatives will be successful.

We are substantially dependent on a small number of customers and the loss of any one of these customers could adversely affect our business, financial condition and results of operations.

In fiscal 2006, 2005 and 2004, our top five customers accounted for 39%, 49%, and 40% of our total annual revenue.  In particular, Cisco Systems, Inc. accounted for 12% of our total revenue in fiscal 2006.  There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers.  The loss of or a reduction in sales to one or more of our largest customers could have a material adverse affect on our business, financial condition and results of operations.

We may not be successful in obtaining market acceptance and demand for our terrestrial solar systems.

We have invested and intend to continue to invest significant resources in the adaptation of our high-efficiency compound semiconductor-based GaAs solar cell products for terrestrial applications, and in mid 2006, EMCORE established a wholly-owned subsidiary, EMCORE Solar Power, (“ESP”) to conduct this business    ESP is in the development stage and the terrestrial solar power business will require substantial additional funding for the hiring of employees, research and development and investment in capital equipment.  Factors such as changes in energy prices or the development of new and efficient alternative energy technologies could limit growth in or reduce the market for terrestrial solar products.  In addition, we may experience difficulties in applying our satellite-based solar products to terrestrial applications or we may be unable to compete with new and emerging terrestrial solar products.  The sale of concentrated photovoltaic (“CPV”) systems involve the design, manufacture and installation of large and complex structures intended for outdoor operation, regarding which the Company has no previous experience.  In addition, it is expected that much of the market for our CPV systems will be outside the U.S. and will involve partnering with non-U.S. entities and evaluation and compliance with non-U.S. laws, regulations, and government electric supply contracts, which are also new areas for the Company.   There can be no assurance that our bids on solar power installations will be accepted, that we will win any of these bids or that our solar concentrator systems will be qualified for these projects.  If our terrestrial solar cell products are not cost competitive or accepted by the market, our business, financial condition and results of operations may be materially and adversely affected.

We depend heavily on U.S. Government contracts, which are subject to unique risks.

In 2006, 8% of our revenues were derived from U.S. Government contracts. In addition to normal business risks, our contracts with the U.S. Government are subject to unique risks, some of which are beyond our control.

The funding of U.S. Government programs is subject to congressional appropriations. Many of the U.S. Government programs in which we participate may extend for several years; however, these programs are normally funded annually. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. The termination of funding for a U.S. Government program would result in a loss of anticipated future revenues attributable to that program, which could have a materially negative impact on our operations.

The U.S. Government may modify, curtail or terminate our contracts. The U.S. Government may modify, curtail or terminate its contracts and subcontracts without prior notice at its convenience upon payment for work done and commitments made at the time of termination. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our results of operations and financial condition.

Our contract costs are subject to audits by U.S. Government agencies. U.S. Government representatives may audit the costs we incur on our U.S. Government contracts, including allocated indirect costs. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenues based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of audits. If any audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.

Our business is subject to potential U.S. Government inquiries and investigations. We are sometimes subject to certain U.S. Government inquiries and investigations of our business practices due to our participation in government contracts. Any such inquiry or investigation could potentially result in a material adverse effect on our results of operations and financial condition.

Our U.S. Government business is also subject to specific procurement regulations and other requirements. These requirements, although customary in U.S. Government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from U.S. Government contracting or subcontracting for a period of time and could have a negative effect on our reputation and ability to secure future U.S. Government contracts.

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

The introduction of new products and more efficient production of existing products by our competitors has resulted and is likely in the future to result in price reductions and increases in expenses and reduced demand for our products.  In addition, some of our competitors may be willing to provide their products at lower prices, accept a lower profit margin or expend more capital in order to obtain or retain business.  Competitive pressures have required us to reduce the prices of some of our products, including our fiber optic modules and our solar cells.  These competitive forces could diminish our market share and gross margins, resulting in a material adverse affect on our business, financial condition and results of operations.

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

Expected and actual introductions of new and enhanced products may cause our customers to defer or cancel orders for existing products and may cause our products to become obsolete. A slowdown in demand for existing products ahead of a new product introduction could result in a write-down in the value of inventory on hand related to existing products. We have in the past experienced a slowdown in demand for existing products and delays in new product development and such delays may occur in the future. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in anticipation of a new product release or if there is any delay in development or introduction of our new products or enhancements of our products, our business, financial condition and results of operations could be materially adversely affected.

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

Future acquisitions by us may involve the following:

•	use of significant amounts of cash;
•	potentially dilutive issuances of equity securities on potentially unfavorable terms; and
•	incurrence of debt on potentially unfavorable terms.

In addition, acquisitions involve numerous risks, including:

•	inability to achieve anticipated synergies;
•	difficulties in the integration of the operations, technologies, products and personnel of the acquired company;
•	diversion of management’s attention from other business concerns;
•	risks of entering markets in which we have limited or no prior experience;
•	potential loss of key employees of the acquired company or of us; and
•	risk of assuming unforeseen liabilities or becoming subject to litigation.

If these factors limit our ability to integrate the operations of our acquisitions successfully or on a timely basis, our expectations of future results of operations may not be met. In addition, our growth and operating strategies for businesses we acquire may be different from the strategies that such business currently is pursuing. If our strategies are not the proper strategies for a company we acquire, it could materially adversely affect our business, financial condition and results of operations. Further, there can be no assurance that we will be able to maintain or enhance the profitability of any acquired business or consolidate the operations of any acquired business to achieve cost savings.

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

In the past several years we have completed several acquisitions, which have broadened our product lines within our target markets and increased the level of vertical integration within those product lines. However, if customer demand in these markets does not meet current expectations, our revenues could be significantly reduced and we could suffer a material adverse affect on our business, financial condition and results of operations.

Our products are difficult to manufacture.  Our production could be disrupted and our results will suffer if our production yields are low as a result of manufacturing difficulties.

We manufacture many of our wafers and devices in our own production facilities. Difficulties in the production process, such as contamination, raw material quality issues, human error or equipment failure, can cause a substantial percentage of wafers and devices to be nonfunctional. Lower-than-expected production yields may delay shipments or result in unexpected levels of warranty claims, either of which can materially adversely affect our results of operations. We have experienced difficulties in achieving planned yields in the past, particularly in pre-production and upon initial commencement of full production volumes, which have adversely affected our gross margins. Because the majority of our manufacturing costs are fixed, achieving planned production yields is critical to our results of operations. Because we manufacture many of our products in a single facility, we have greater risk of interruption in manufacturing resulting from fire, natural disaster, equipment failures, or similar events than we would if we had back-up facilities available for manufacturing these products.  We could also incur significant costs to repair and/or replace products that are defective and in some cases costly product redesigns and/or rework may be required to correct a defect.  Additionally, any defect could adversely affect our reputation and result in the loss of future orders.

We face lengthy sales and qualifications cycles for our new products and, in many cases, must invest a substantial amount of time and funds before we receive orders.

Most of our products are tested by current and potential customers to determine whether they meet customer or industry specifications. The length of the qualification process, which can span a year or more, varies substantially by product and customer, and thus can cause our results of operations to be unpredictable. During a given qualification period, we invest significant resources and allocate substantial production capacity to manufacture these new products prior to any commitment to purchase by customers. In addition, it is difficult to obtain new customers during the qualification period as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources.  If we are unable to meet applicable specifications or do not receive sufficient orders to profitably use the allocated production capacity, our business, financial condition and results of operations could be materially adversely affected.

Our historical and future budgets for operating expenses, capital expenditures, operating leases and service contracts are based upon our assumptions as to the future market acceptance of our products. Because of the lengthy lead times required for product development and the changes in technology that typically occur while a product is being developed, it is difficult to accurately estimate customer demand for any given product. If our products do not achieve an adequate level of customer demand, our business, financial condition and results of operations could be materially adversely affected.

If our contract manufacturers fail to deliver quality products at reasonable prices and on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

We are increasing our use of contract manufacturers located outside of the U.S. as a less-expensive alternative to performing our own manufacturing of certain products.  Contract manufacturers in Asia currently manufacture a substantial portion of our high-volume parts.  If these contract manufacturers do not fulfill their obligations to us, or if we do not properly manage these relationships and the transition of production to these contract manufacturers, our existing customer relationships may suffer. For example, in the past, we experienced difficulties filling orders in our fiber-to-the-premises business due to capacity limitations at one of our contract manufacturers. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our ability to oversee and control quality and delivery schedules. The use of contract manufacturers located outside of the U.S. also subjects us to the following additional risks that could significantly impair our ability to source our contract manufacturing requirements internationally, including:

•	unexpected changes in regulatory requirements;
•	legal uncertainties regarding liability, tariffs and other trade barriers;
•	inadequate protection of intellectual property in some countries;
•	greater incidence of shipping delays;
•	greater difficulty in hiring talent needed to oversee manufacturing operations; and
•	potential political and economic instability.

Prior to our customers accepting products manufactured at our contract manufacturers, they must requalify the product and manufacturing processes. The qualification process can be lengthy and expensive, with no guarantee that any particular product qualification process will lead to profitable product sales. The qualification process determines whether the product manufactured at our contract manufacturer achieves customers’ quality, performance and reliability standards. Our expectations as to the time periods required to qualify a product line and ship products in volumes to customers may be erroneous. Delays in qualification can impair the expected timing of the transfer of a product line to our contract manufacturer and may impair the expected amount of sales of the affected products. We may, in fact, experience delays in obtaining qualification of products produced by our contract manufacturers and, therefore, our operating results and customer relationships could be materially adversely affected.

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

Our success and competitive position depend on protecting our trade secrets and other intellectual property. Our strategy is to rely on trade secrets and patents to protect our manufacturing and sales processes and products. Reliance on trade secrets is only an effective business practice if trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. We take measures to protect our trade secrets, including executing non-disclosure agreements with our employees, our joint venture partners, customers and suppliers. If parties breach these agreements or the measures we take are not properly implemented, we may not have an adequate remedy. Disclosure of our trade secrets or reverse engineering of our proprietary products, processes, or devices could materially adversely affect our business, financial condition and results of operations.

There is also no assurance that any patents will afford us commercially significant protection of our technologies or that we will have adequate financial resources to enforce our patents.  Nor can there be any assurance that the significant number of patent applications that we have filed and are pending, or those we may file in the future, will result in patents being issued.  In addition, the laws of certain other countries may not protect our intellectual property to the same extent as U.S. laws.

Our failure to obtain or maintain the right to use certain intellectual property may materially adversely affect our business, financial condition and results of operations.

The compound semiconductor, optoelectronics and fiber optic communications industries are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time we have received, and may receive in the future, notice of claims of infringement of other parties’ proprietary rights and licensing offers to commercialize third party patent rights. Although we are not currently involved in any litigation relating to claims of infringement from other parties’ intellectual property, there can be no assurance that:

•	infringement claims (or claims for indemnification resulting from infringement claims) will not be asserted against us or that such claims will not be successful;
•	future assertions will not result in an injunction against the sale of infringing products, which could significantly impair our business and results of operations;
•	any patent owned or licensed by us will not be invalidated, circumvented or challenged; or
•	we will not be required to obtain licenses, the expense of which may adversely affect our results of operations and profitability.

In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Litigation, which could result in substantial cost and diversion of our resources, may be necessary to defend our rights or defend us against claimed infringement of the rights of others.  In certain circumstances, our intellectual property rights associated with government contracts may be limited.

Our substantial level of indebtedness could materially adversely affect our business, financial condition and results of operations.

We have substantial debt service obligations. At September 30, 2006, our debt was $95.9 million. In April 2007, we repurchased approximately $11.4 million of the outstanding debt.  We may incur additional debt in the future. This significant amount of debt could:

•	make it difficult for us to make payments on our convertible notes and any other debt we may have;
•	make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;
•
make us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our flexibility in planning for, and reacting to changing conditions;

•	place us at a competitive disadvantage compared with our competitors that have less debt;
•
require us to dedicate a substantial portion of our cash flow from operations to service our debt, which would reduce the amount of our cash flow available for other purposes, including working capital and capital expenditures; and

•	limit funds available for research and development.

If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our outstanding indebtedness, we would be in default under the terms of our indebtedness. Default under the indenture governing our convertible senior subordinated notes would permit the holders of such notes to accelerate the maturity of the notes and could cause defaults under future indebtedness we may incur. Any such default could materially adversely affect our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to repay amounts due in respect of the notes if payment of the notes were to be accelerated following the occurrence of an event of default as defined in the indenture.

In our Fiber Optics business, we generally do not have long-term contracts with our customers and we typically sell our products pursuant to purchase orders with short lead times.  As a result, our customers could stop purchasing our products at any time and we must fulfill orders in a timely manner to keep our customers.

Generally, we do not have long-term contracts with customers that purchase our fiber optic products.  As a result, our agreements with our customers do not provide any assurance of future sales.  Risks associated with the absence of long-term contracts with our customers include the following:

•	our customers can stop purchasing our products at any time without penalty;
•	our customers may purchase products from our competitors; and
•	our customers are not required to make minimum purchases.

We generally sell our products pursuant to individual purchase orders, which often have extremely short lead times.  If we are unable to fulfill these orders in a timely manner, it is likely that we will lose sales and customers.  In addition, we sell some of our products to the U.S. Government and governmental entities.  These contracts are generally subject to termination for convenience provisions and may be cancelled at any time.

War, terrorism, public health issues, and other circumstances could disrupt supply, delivery, or demand of products, which could negatively affect the Company’s operations and performance.

War, terrorism, public health issues, and other business interruptions, whether in the U.S. or abroad, have caused and could cause damage or disruption to international commerce and global economy, and thus may have a strong negative impact on the global economy, the Company, and the Company’s suppliers or customers. The Company’s major business operations are subject to interruption by earthquake, other natural disasters, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond its control.

Although it is impossible to predict the occurrences or consequences of any such events, such events could result in a decrease in demand for the Company’s products, make it difficult or impossible for the Company to deliver products to its customers or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. In addition, should major public health issues including pandemics arise, the Company could be negatively affected by more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The Company’s operating results and financial condition have been, and in the future may be, adversely affected by such events.

We have significant international sales, which expose us to additional risks and uncertainties.

Sales to customers located outside the U.S. accounted for approximately 24% of our revenues in fiscal 2006, 17% of our revenues in fiscal 2005 and 32% of our revenues in fiscal 2004. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenues and we are seeking international expansion opportunities. Because of this, the following international commercial risks may materially adversely affect our revenues:

•
political and economic instability or changes in U.S. Government policy with respect to these foreign countries may inhibit export of our devices and limit potential customers’ access to U.S. dollars in a country or region in which those potential customers are located;

•	we may experience difficulties in the timeliness of collection of foreign accounts receivable and be forced to write off these receivables;
•	tariffs and other barriers may make our devices less cost competitive;
•	the laws of certain foreign countries may not adequately protect our trade secrets and intellectual property or may be burdensome to comply with;
•	potentially adverse tax consequences to our customers may damage our cost competitiveness;
•	currency fluctuations may make our products less cost competitive, affecting overseas demand for our products; and
•	language and other cultural barriers may require us to expend additional resources competing in foreign markets or hinder our ability to effectively compete.

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

Exports of our products are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department.  For products subject to the Export Administration Regulations (“EAR”) administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination and the identity of the end user.  Virtually all exports of products subject to the International Traffic in Arms Regulations (“ITAR”) regulations administered by the Department of State’s Directorate of Defense Trade Controls require a license.  Most of our fiber optics products and our terrestrial solar power products are subject to EAR; however, certain fiber optics products and . all of our commercially available solar cell satellite products are currently subject to ITAR.

Given the current global political climate, obtaining export licenses can be difficult and time-consuming.  For example, we did not receive export licenses covering three international satellite programs in time to ship product during the fourth quarter of fiscal year 2006.  Failure to obtain export licenses for these shipments could significantly reduce our revenue and could materially adversely affect our business, financial condition and results of operations. Compliance with U.S. Government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in those countries may adversely affect our competitive position.

Our operating results could be harmed if we lose access to sole or limited sources of materials, components or services.

We currently obtain some materials, components and services used in our products from limited or single sources.  For example, we obtain germanium substrates for our space-based solar cells from a single supplier.  We generally do not carry significant inventories of any raw materials. Because we often do not account for a significant part of our suppliers' businesses, we may not have access to sufficient capacity from these suppliers in periods of high demand. For example, in the past, we experienced difficulties filling orders in our fiber-to-the-premises business due to limited available capacity of one of our contract manufacturers. In addition, since we generally do not have guaranteed supply arrangements with our suppliers we risk serious disruption to our operations if an important supplier terminates product lines, changes business focus, or goes out of business. Because some of these suppliers are located overseas, we may be faced with higher costs of purchasing these materials if the U.S. dollar weakens against other currencies. If we were to change any of our limited or sole source suppliers, we would be required to re-qualify each new supplier. Re-qualification could prevent or delay product shipments that could materially adversely affect our results of operations. In addition, our reliance on these suppliers may materially adversely affect our production if the components vary in quality or quantity. If we are unable to obtain timely deliveries of sufficient components of acceptable quality or if the prices of components for which we do not have alternative sources increase, our business, financial condition and results of operations could be materially adversely affected.

A failure to attract and retain technical and other key personnel could reduce our revenues and our operational effectiveness.

Our future success depends, in part, on our ability to attract and retain certain key personnel, including scientific, operational, financial, and managerial personnel. The competition for attracting and retaining these employees (especially scientists, technical and financial personnel) is intense. Because of this competition for skilled employees, we may be unable to retain our existing personnel or attract additional qualified employees in the future. If we are unable to retain our skilled employees and attract additional qualified employees to the extent necessary to keep up with our business demands and changes, our business, financial condition and results of operations may be materially adversely affected.

The Company's operating results could be adversely affected by the departure of senior management or key personnel.

The loss of senior management and key personnel - either as a group or on an individual basis - could have a materially adverse affect on the Company's business and financial performance.  Due to the recent departure of several senior management members (including the Chief Operating Officer, Chief Financial Officer, Chief Technology Officer, General Counsel and the head of one of our operating divisions), the Company is implementing procedures to make it less dependent on key individuals so that it is less likely that the loss of any single individual will impact its business.

Failure to comply with environmental and safety regulations, resulting in improper handling of hazardous raw materials used in our manufacturing processes, could result in costly remediation fees, penalties or damages.

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

Our stock price could be adversely affected by the issuance of preferred stock.

Our Board of Directors is authorized to issue up to 5,882,352 shares of preferred stock with such dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges as our Board of Directors, in its sole discretion, may determine. The issuance of shares of preferred stock may result in a decrease in the value or market price of our common stock.  Additionally, our Board of Directors could use the preferred stock to delay or discourage hostile bids for control of us in which shareholders may receive premiums for their common stock or to make the possible sale of EMCORE or the removal of our management more difficult. The issuance of shares of preferred stock could adversely affect the voting and other rights of the holders of common stock and may depress the price of our common stock.

We do not intend to pay cash dividends on our common stock in the foreseeable future, and therefore only appreciation of the price of our common stock will provide a return to our shareholders.

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends in the foreseeable future. As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our shareholders.

Changes in accounting rules could affect the Company’s future operating results.

Financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board (FASB) and the SEC, who create and interpret appropriate accounting standards. A change in accounting standards could have a significant effect on the Company’s results of operations.  For example, in December 2004, the FASB issued new guidance that addressed the accounting for share-based payments, Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (revised 2004)” (“SFAS 123(R)”), which the Company adopted on October 1, 2005.  In fiscal 2006, stock-based compensation expense reduced diluted earnings per common share by approximately $0.09 per share. Although the adoption of SFAS 123(R) is expected to continue to have a significant impact on the Company’s results of operations, future changes to various assumptions used to determine the fair value of equity awards issued or the amount and type of equity awards granted, create uncertainty as to the amount of future stock-based compensation expense.

We are subject to risks associated with the availability and coverage of insurance.

For certain risks, the Company does not maintain insurance coverage because of cost and/or availability. Because the Company retains some portion of its insurable risks, and in some cases self-insures completely, unforeseen or catastrophic losses in excess of insured limits may have a material adverse effect on the Company’s results of operations and financial position.

We are increasing operations in China, which exposes us to risks inherent in doing business in China.

In May 2007, EMCORE Hong Kong, a wholly owned subsidiary of EMCORE Corporation, announced the opening of a new manufacturing facility in Langfang, China. Our new company, Langfang EMCORE Optoelectronics Co. Ltd., is located approximately 20 miles southeast of Beijing and currently occupies a space of 22,000 square feet with a Class-10,000 clean room for optoelectronic device packaging.  Another 60,000 square feet is available for future expansion.  EMCORE will transfer its most cost sensitive optoelectronic devices to this facility.  This facility, along with a strategic alignment with our existing contract-manufacturing partners, should enable us to improve our cost structure and gross margins across product lines within EMCORE. We expect to develop and provide improved service to our global customers by having a local presence in Asia.   As we continue to consolidate our manufacturing operations, we will incur additional costs to transfer product lines to our China facility, including costs of qualification testing with our customers, which could have a material adverse impact on our operating results and financial condition.

Our China-based activities are subject to greater political, legal and economic risks than those faced by our other operations.  In particular, the political, legal and economic climate in China (both at national and regional levels) is extremely fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and other matters, which laws and regulations remain highly underdeveloped and subject to change, with little or no prior notice, for political or other reasons. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain.  In addition, we may not obtain the requisite legal permits to continue to operate in China and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Our business could be materially harmed by any changes in the political, legal or economic climate in China or the inability to enforce applicable Chinese laws and regulations.

As a result of a government order to ration power for industrial use, operations in our China facility may be subject to possible interruptions or shutdowns, adversely affecting our ability to complete manufacturing commitments on a timely basis. If we are required to make significant investments in generating capacity to sustain uninterrupted operations at our facility, we may not realize the reductions in costs anticipated from our expansion in China. In addition, future outbreaks of avian influenza, or other communicable diseases, could result in quarantines or closures of our facility, thereby disrupting our operations and expansion in China.

We intend to export the majority of the products manufactured at our facilities in China. Accordingly, upon application to and approval by the relevant governmental authorities, we will not be subject to certain Chinese taxes and are exempt from customs duty assessment on imported components or materials when the finished products are exported from China. We are, however, required to pay income taxes in China, subject to certain tax relief. As the Chinese trade regulations are in a state of flux, we may become subject to other forms of taxation and duty assessments in China or may be required to pay for export license fees in the future. In the event that we become subject to any increased taxes or new forms of taxation imposed by authorities in China, our results of operations could be materially and adversely affected.

Our business and operations would be adversely impacted in the event of a failure of our information technology infrastructure.

We rely upon the capacity, reliability and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. We are constantly updating our information technology infrastructure. Any failure to manage, expand and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.

Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruptions or security breach results in a loss or damage to our data, or inappropriate disclosure of confidential information, it could harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

If we fail to remediate weaknesses in our current system of internal controls to an effective level, we may not be able to accurately report our financial results or prevent fraud. As a result, our business could be harmed and current and potential investors could lose confidence in our financial reporting, which could have a negative effect on the trading price of our debt and equity securities.

The Company is subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. GAAP.  If we cannot provide reliable financial reports or prevent fraud, our brand, operating results and the market value of our debt and equity securities could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Specifically, in Item 9A – Controls and Procedures within this 2006 Annual Report on Form 10-K, management identified certain material weaknesses in our internal controls processes.

We have devoted significant resources to remediate and improve our internal controls. We have also been monitoring the effectiveness of these remediated measures. We cannot be certain that these measures will ensure adequate controls over our financial processes and reporting in the future. We intend to continue implementing and monitoring changes to our processes to improve internal controls over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our debt and equity securities. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers, which could harm our business. The additions of our manufacturing facility in China and acquisitions increase the burden on our systems and infrastructure, and impose additional risk to the ongoing effectiveness of our internal controls, disclosure controls, and procedures.  Consequently, we expect to expend significant resources and effort in this regard, but are not certain that our efforts will be successful.

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

If future demand or market conditions are less favorable than our estimates, inventory write-downs may be required. We cannot assure investors that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for our products and/or the estimated life cycles of the end products into which our products are designed, will not affect us beyond the inventory charges that we have already taken.

Our management's stock ownership gives them the power to control business affairs and prevent a takeover that could be beneficial to unaffiliated shareholders.

Certain members of our management and the Board of Directors, specifically Thomas J. Russell, Chairman of our Board, Reuben F. Richards, Jr., President, Chief Executive Officer and a director, and Robert Louis-Dreyfus, a former director, are former members of Jesup & Lamont Merchant Partners, L.L.C. They collectively beneficially own approximately 18% of our common stock. Accordingly, such persons will continue to hold sufficient voting power to control our business and affairs for the foreseeable future. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of our company, which could have a material adverse effect on our stock price.

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

ITEM 1B.	Unresolved Staff Comments

Not Applicable.

ITEM 2.	Properties

The following chart contains certain information regarding each of our principal facilities.

Location	Function	Approximate Square Footage	Term (in fiscal year)
Albuquerque, New Mexico	Corporate Headquarters Manufacturing facility for photovoltaic products Manufacturing facility for digital fiber optic products R&D facility	165,000	Facilities are owned by EMCORE; certain land is leased. Land lease expires in 2050

Alhambra, California	Manufacturing facility for CATV, FTTP and Satcom products R&D facility	91,000	Lease expires in 2011 (1)

City of Industry, California	Facility was vacated in December 2006	72,000	Lease terminated by agreement in 2006

Langfang, China	Manufacturing facility for fiber optics products	22,000	Lease expires in 2012

Somerset, New Jersey	Former Corporate Headquarters Facility vacated in September 2007	19,000	Lease expires in 2007 (2)

Sunnyvale, California	Manufacturing facility for ECL lasers R&D facility Facility expected to be vacated in 2008	15,000	Lease expires in 2008 (1), (3)

Naperville, Illinois	Manufacturing facility for LX4 modules R&D facility Facility was vacated in October 2007	11,000	Lease expires in 2013 (1)

Ivyland, Pennsylvania	Manufacturing facility for CATV and Satcom products R&D facility	9,000	Lease expires in 2011(1)

San Diego, California	Manufacturing facility for video transport products R&D facility (April 2007 - Acquisition of Opticomm Corporation)	8,100	Lease expires in 2008

Blacksburg, Virginia	Manufacturing facility for video transport products R&D facility. Facility was vacated in June 2007	6,000	Lease expires in 2009 (1)

Santa Clara, California	Manufacturing facility for digital fiber optics products R&D facility Facility was vacated in September 2007	4,000	Lease expires in 2007 (4)

Notes:
(1)	This lease has the option to be renewed by EMCORE, subject to inflation adjustments.
(2)	Lease is on a month-to-month basis. EMCORE subleases approximately half of this facility to IQE plc.
(3)	EMCORE subleases approximately one-third of this facility to third parties.
(4)	Lease is on a month-to-month basis.

ITEM 3.	Legal Proceedings

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.  The Company does not believe it has a potential liability related to current legal proceedings and claims that could individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any legal matters or should several legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during 2006 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

NASDAQ Delisting Proceeding

On December 18, 2006, EMCORE received a NASDAQ Staff Determination letter stating that the Company was not in compliance with the filing requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14) and that its common stock was subject to delisting from The NASDAQ Stock Market. The notice, which the Company expected, was issued as a result of the Company’s failure to file its annual report on Form 10-K for the year ended September 30, 2006 with the SEC by the required deadline. The Company had previously filed a Form 12b-25 with the SEC indicating that the Company would be unable to file its Form 10-K by the original filing deadline of December 14, 2006 due to the Company’s ongoing review of its prior stock option grants.

On February 13, 2007, EMCORE received a NASDAQ Staff Determination letter stating that the Company was not in compliance with the filing requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14) and that its common stock was subject to delisting from The NASDAQ Stock Market. The notice, which the Company expected, was issued as a result of the Company’s failure to file its report on Form 10-Q for the fiscal quarter ended December 31, 2006 with the SEC by the required deadline. The Company had previously filed a Form 12b-25 with the SEC indicating that the Company would be unable to file its Form 10-Q by the original filing deadline of February 9, 2007 due to the Company’s ongoing review of its prior stock option grants.

The Company attended a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) on February 15, 2007 to review both the Staff Determination letter received by the Company on December 18, 2006 as a result of the Company's inability to file its Form 10-K for the year ended September 30, 2006 by the required deadline and the Staff Determination letter received by the Company on February 13, 2007 as a result of the Company's inability to file its Form 10-Q for the quarter ended December 31, 2006 by the required deadline.

On April 3, 2007, the Company received notice from the NASDAQ Stock Market that the Panel granted the Company’s request for continued listing on the NASDAQ Stock Market subject to the Company filing both its Form 10-K for the fiscal year ended September 30, 2006 and its Form 10-Q for the quarter ended December 31, 2006 with the SEC by no later than May 10, 2007.

On May 10, 2007, the Company received notice from the NASDAQ Stock Market that the Panel had granted the Company’s request for an extension of the May 10, 2007 deadline. The extension was conditioned on the Company filing its Form 10-K for the fiscal year ended September 30, 2006, its Form 10-Q for the quarter ended December 31, 2006 and all required restatements with the SEC by no later than June 18, 2007.

On May 14, 2007, the Company received a NASDAQ Staff Determination letter stating that the Company was not in compliance with the filing requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14) and that its common stock was subject to delisting from the NASDAQ Stock Market. The notice, which the Company expected, was issued as a result of the Company’s failure to file its report on Form 10-Q for the fiscal quarter ended March 31, 2007 with the SEC by the required deadline. The Company had previously filed a Form 12b-25 with the SEC indicating that the Company would be unable to file its Form 10-Q by the original filing deadline of May 10, 2007 due to the Company’s ongoing review of its prior stock option grants.

On May 25, 2007, EMCORE filed an appeal of the May 10, 2007 Panel decision to grant the Company’s request for an extension through June 18, 2007.  EMCORE appealed the May 25, 2007 decision on the sole ground that the Panel could not grant the Company beyond June 18, 2007 to file the missing Form 10-K, Form 10-Qs and restatements.  On June 8, 2007, the Company requested that NASDAQ stay the Panel’s May 10, 2007 decision pending the Company’s appeal of that action.

On June 15, 2007, the Company received a letter from the NASDAQ Stock Market stating that the NASDAQ Listing and Hearing Review Council (the “Listing Council”) has stayed the previously reported May 10, 2007 decision of the Panel and any future Panel determinations to suspend the Company’s securities from trading on NASDAQ, pending further review by the Listing Council. Consequently, the Company’s securities would continue to be listed and tradable on the NASDAQ Global Market System until further action by the Listing Council to lift the stay, which would not occur prior to August 10, 2007.  In addition, the Company was invited to submit any additional information to the Listing Council for consideration in its review by no later August 10, 2007.

On August 10, 2007, the Company submitted a letter, in response to the Listing Council’s invitation, requesting that the Listing Council exercise its discretionary authority in favor of granting the Company an additional extension to regain compliance with NASDAQ’s filing requirement.  The Company is awaiting the Listing Council’s response to this letter.

On August 13, 2007, the Company received a NASDAQ Staff Determination letter stating that the Company was not in compliance with the filing requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14) and that its common stock was subject to delisting from the NASDAQ Stock Market.  The notice, which the Company expected, was issued as a result of the Company’s failure to file its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 with the SEC by the required deadline. The Company had previously filed a Notification of Late Filing on Form 12b-25 with the SEC indicating that the Company would be unable to file this Quarterly Report by the original filing deadline of August 9, 2007 due to the Company’s ongoing review of its prior stock option grants.

On October 2, 2007, the Company received a NASDAQ Staff Determination letter stating that the Company was not in compliance with holding its annual meeting of shareholders within twelve months of the Company’s fiscal year end, as set forth in NASDAQ Marketplace Rules 4350(e) and 4350(g) and that its common stock was subject to delisting from the NASDAQ Stock Market.  The notice, which the Company expected, was issued as a result of the Company’s failure to hold its annual shareholder meeting by September 30, 2007.

On October 5, 2007, the Company has received a decision from the Listing Council stating that, pursuant to its discretionary authority, it has granted the Company an exception and allowed the Company until December 4, 2007 to demonstrate compliance with all of the Global Market continued listing requirements (the “Decision”).  The Decision requires that the Company file its Form 10-K for the fiscal year ended September 30, 2006 and its Form 10-Q for the quarters ended December 31, 2006, March 31, 2007 and June 30, 2007 with the SEC by the close of business on December 4, 2007.  The Decision also provides that if the Company has not filed these delinquent reports with the SEC by the close of business on December 4, 2007, the Company’s securities will be suspended at the opening of business on December 6, 2007.

Although we believe the filing of this Form 10-K, and our concurrent filings of the Form 10-Qs for the quarters ended December 31, 2006, March 31, 2007, and June 30, 2007 satisfy the Panel’s requirements, we cannot assure you that the Panel will be satisfied with these filings.  See the Explanatory Note in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for a discussion of stock option restatements that caused the delay in our SEC filings.

SEC Investigation

The Company informed the staff of the SEC of the Special Committee’s investigation on November 6, 2006.  After the Company’s initial contact with the SEC, the SEC opened a non-public investigation concerning the Company’s historic option granting practices since the Company’s initial public offering.  The Company has cooperated fully with the SEC’s investigation.  Although we cannot predict the outcome of this matter, we do not expect that such matter will have a material adverse effect on our consolidated financial position or results of operations.

Shareholder Derivative Litigation Relating to Historical Stock Option Practices

On February 1, 2007, Plaintiff Lewis Edelstein filed a purported stockholder derivative action (the “Federal Court Action”) on behalf of the Company against certain of its present and former directors and officers (the “Individual Defendants”), as well as the Company as nominal defendant, in the United States District Court for the District of New Jersey, Edelstein v. Brodie, et. al., Case No. 3:07-cv-00596-FLW-JJH (D.N.J.).   On May 22, 2007, Plaintiffs Kathryn Gabaldon and Michael Sackrison each filed a purported stockholder derivative action against the Individual Defendants, and the Company as nominal defendant, in the Superior Court of New Jersey, Somerset County, Gabaldon v. Brodie, et. al., Case No. 3:07-cv-03185-FLW-JJH (D.N.J.) and Sackrison v. Brodie, et. al., Case No. 3:07-cv-00596-FLW-JJH (D.N.J.) (collectively, the “State Court Actions”).

Both the Federal Court Action and the State Court Actions alleged, using essentially identical contentions that the Individual Defendants engaged in improprieties and violations of law in connection with the Company’s historical issuances of stock options.  Each of the actions seeks the same relief on behalf of the Company, including, among other things, damages, equitable relief, corporate governance reforms, an accounting, rescission, restitution and costs and disbursements of the lawsuit.  On July 10, 2007, the State Court Actions were removed to the United States District Court for the District of New Jersey.

On September 26, 2007, the plaintiff in the Federal Court Action signed an agreement in principle with the Individual Defendants and the Company to settle that litigation in accordance with the Memorandum of Understanding (the “MOU”) filed as Exhibit 10.10 to this Annual Report on Form 10-K.  That same day, the plaintiffs in the State Court Actions advised the Federal Court that the settlement embodied in the MOU would also constitute the settlement of the State Court Actions.

The MOU provides that the Company will adhere to certain policies and procedures relating to the issuance of stock options, stock trading by directors, officers and employees, the composition of its Board of Directors, and the functioning of the Board’s Audit and Compensation Committees.  The MOU also provides for the payment of $700,000 relating to plaintiff’s attorneys’ fees, costs and expenses, which the Company’s insurance carrier has committed to pay on behalf of the Company.  To be fully implemented, the MOU will be embodied in a more detailed stipulation of settlement and will be expressly conditioned on Court approval following a period for comment by potentially affected parties.

We have recorded $700,000 as a liability for the stipulated settlement as of September 30, 2006 since events that led to the litigation existed as of that date.  Although we anticipate that our insurance carrier will cover the stipulated settlement, we have not recorded any receivable, or gain contingency, since the settlement is still contingent upon certain future events.

Indemnification Obligations

Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices, related government investigation and shareholder litigation. These obligations arise under the terms of our certificate of incorporation, our bylaws, applicable contracts, and New Jersey law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. We are currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of our current and former directors, officers and employees. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policies that limits its exposure and enables it to recover a portion of any future amounts paid.

Intellectual Property Lawsuits

We protect our proprietary technology by applying for patents where appropriate and in other cases by preserving the technology, related know-how and information as trade secrets. The success and competitive position of our product lines is significantly impacted by our ability to obtain intellectual property protection for our R&D efforts.

We have, from time to time, exchanged correspondence with third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes. Additionally, on September 11, 2006, we filed a lawsuit against Optium Corporation (Optium) in the United States District Court for the Western District of Pennsylvania for patent infringement. In the suit, EMCORE and JDS Uniphase Corporation (JDSU) allege that Optium is infringing on U.S. patents 6,282,003 and 6,490,071 with its Prisma II 1550nm transmitters. On March 14, 2007, following denial of a motion to add additional claims to its existing lawsuit, EMCORE and JDSU filed a second patent suit in the same court against Optium alleging infringement of JDSU's patent 6,519,374.  On March 15, 2007, Optium filed a declaratory judgment action against the Company and JDSU. Optium seeks in this litigation a declaration that certain products of Optium do not infringe United States Patent No. 6,519,374 ("the '374 patent") and that the patent is invalid. The '374 patent is assigned to JDSU and licensed to the Company. Other than the filing of a Complaint, Optium has taken no action in this case, and the Company has not been served.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2006.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Market and is quoted under the symbol "EMKR". The reported closing sale price of our common stock on October 19, 2007 was $9.71 per share. As of October 19, 2007, we had approximately 240 shareholders of record.  Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, and we are unable to estimate the number of these stockholders.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest sales prices for the Company’s common stock on the NASDAQ Global Market during each quarter of the two most recent fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006 price range per share of common stock	$4.97 – $7.83	$6.93 – $10.67	$7.65 – $12.65	$5.56 – $10.11
Fiscal 2005 price range per share of common stock	$1.46 – $3.97	$2.25 – $ 3.77	$2.70 – $ 4.75	$4.00 – $ 6.12

Dividend Policy

We have never declared or paid dividends on our common stock since the Company's formation. We currently do not intend to pay dividends on our common stock in the foreseeable future, so that we may reinvest any earnings in our business. The payment of dividends, if any, in the future is at the discretion of the Board of Directors.

Equity Compensation Plan Information

The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated herein by reference to Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.	Selected Financial Data

The following selected consolidated financial data of EMCORE's five most recent fiscal years ended September 30, 2006 is qualified by reference to, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplementary Data under Item 8. The Statement of Operations data set forth below and the Balance Sheet data as of September 30, 2006 and 2005 are derived from EMCORE's restated financial statements included elsewhere in this document. The Balance Sheet data as of September 30, 2004, 2003, and 2002 are derived from restated financial statements not included herein.

The following information should be read in conjunction with our consolidated financial statements and notes thereon.  The information presented in the following tables has been adjusted to reflect effects of the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and Note 20, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.

The information set forth below is not necessarily indicative of results for future operations.  Significant transactions that affect the comparability of EMCORE’s operating results and financial condition include:

Financial Highlights:

Fiscal 2006:

•
In November 2005, EMCORE exchanged $14.4 million aggregate principal amount of EMCORE’s 5% convertible subordinated notes due in May 2006 for $16.6 million aggregate principal amount of newly issued convertible senior subordinated notes due May 15, 2011. As a result of this transaction, EMCORE recognized approximately $1.1 million in the first quarter of fiscal 2006 related to the early extinguishment of debt.

•	EMCORE received manufacturing equipment valued at $2.0 million less tax of $0.1 million as a final earn-out payment from Veeco in connection with the sale of the TurboDisc business.

•
In August 2006, EMCORE sold its Electronic Materials & Device (EMD) division to IQE plc (IQE) for $16.0 million. The net gain associated with the sale of the EMD business totaled approximately $7.6 million, net of tax of $0.5 million.  The results of operations of the EMD division have been reclassified to discontinued operations for all periods presented.

•
In August 2006, EMCORE sold its 49% membership interest in GELcore, LLC for $100.0 million to General Electric Corporation, which prior to the transaction owned the remaining 51% membership interest in GELcore.  EMCORE recorded a net gain of $88.0 million, before tax, on the sale of GELcore, after netting EMCORE’s investment in this joint venture of $10.8 million and transaction expenses of $1.2 million.

•	EMCORE recorded approximately $2.2 million of impairment charges on goodwill and intellectual property associated with the June 2004 acquisition of Corona Optical Systems.

•	Other expense included a charge of $0.5 million associated with the write-down of the Archcom investment.

•	EMCORE recognized a provision for income taxes of $1.9 million from continuing operations for the year ended September 30, 2006.

Fiscal 2005:

•
SG&A expense included approximately $0.9 million in severance-related charges and $2.3 million of charges associated with the consolidation of EMCORE’s City of Industry, California location to Albuquerque, New Mexico.

•	EMCORE received a $12.5 million net earn-out payment from Veeco in connection with the 2003 sale of the TurboDisc business.

Fiscal 2004:

•
In November 2003, EMCORE sold its TurboDisc capital equipment (TurboDisc) division to a subsidiary of Veeco Instruments, Inc. (Veeco). The results of operations of TurboDisc have been reclassified to discontinued operations for all periods presented. The net gain associated with the sale of the TurboDisc business totaled approximately $19.6 million.

•
In February 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of the 2006 Notes for approximately $80.3 million aggregate principal amount of new 5% Convertible Senior Subordinated Notes due May 15, 2011 and approximately 7.7 million shares of EMCORE common stock. The total net gain from debt extinguishment was $12.3 million.

•	SG&A expense included approximately $1.2 million in severance-related charges.

•	Other expense included a charge of $0.5 million associated with the write-down of an investment.

Fiscal 2003:

•
In December 2002, EMCORE purchased $13.2 million principal amount of the 2006 Notes at prevailing market prices for approximately $6.3 million. Total gain from debt extinguishment was $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million.

•	In January 2003, EMCORE purchased Ortel for $26.2 million in cash.

Fiscal 2002:

•	In March 2002, EMCORE acquired certain assets of Tecstar for a total cash purchase price of approximately $25.1 million.

•
EMCORE recorded pre-tax charges to income totaling $40.7 million, which included: a) a severance SG&A charge of $0.8 million related to employee termination costs, b) a  SG&A charge of $30.8 million related to impairment of certain fixed assets, c) an inventory write-down expense of $7.7 million charged to cost of revenue, and d) an additional reserve for doubtful accounts of $1.4 million which was charged to SG&A expense.

•	Other expense included a charge of $14.4 million associated with the write-off of two investments.

Selected Financial Data

Statements of Operations Data
For the fiscal years ended September 30
(in thousands, except per share data)

	2006	2005	2004	2003	2002

Revenue	$143,533	$115,367	$81,885	$50,852	$32,695
Gross profit (loss)	25,952	19,302	4,473	(3,231)	(12,884)
Operating loss	(34,150)	(20,371)	(35,604)	(38,256)	(68,711)
Income (loss) from continuing operations	46,891	(24,685)	(28,376)	(40,149)	(91,876)
Income (loss) from discontinued operations	9,884	11,200	14,422	(3,389)	(43,523)
Net income (loss)	$54,923	$(13,485)	$(13,954)	$(43,538)	$(135,399)

Per share data:
Income (loss) from continuing operations:
Per basic share	$0.91	$(0.52)	$(0.66)	$(1.09)	$(2.51)
Per diluted share	$0.87	$(0.52)	$(0.66)	$(1.09)	$(2.51)

Balance Sheet Data
As of September 30
(in thousands)

	2006	2005	2004	2003	2002

Cash, cash equivalents and marketable securities	$123,967	$40,175	$51,572	$28,439	$84,180
Working capital	129,683	56,996	58,486	77,382	111,650
Total assets	287,547	206,287	213,243	232,439	285,943
Long-term liabilities	84,516	94,701	96,051	161,750	175,000
Shareholders’ equity	149,399	75,563	85,809	44,772	81,950

EMCORE CORPORATION
Consolidated Statement of Operations - Unaudited
For the fiscal year ended September 30, 2003
(in thousands, except per share data)

	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment (2)	As Restated
Revenue	$60,284	$(9,432)	$-	$50,852
Cost of revenue	61,959	(8,756)	880	54,083
Gross loss	(1,675)	(676)	(880)	(3,231)

Operating expenses:
Selling, general and administrative	21,637	(2,460)	839	20,016
Research and development	17,002	(2,172)	179	15,009
Total operating expenses	38,639	(4,632)	1,018	35,025
Operating (loss) income	(40,314)	3,956	(1,898)	(38,256)

Other (income) expense:
Interest income	(1,009)	-	-	(1,009)
Interest expense	8,288	-	-	8,288
Net gain from debt extinguishment	(6,614)	-	-	(6,614)
Equity in net loss of GELcore investment	1,228	-	-	1,228
Total other expenses	1,893	-	-	1,893
(Loss) income from continuing operations	(42,207)	3,956	(1,898)	(40,149)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	3,682	(3,956)	(3,115)	(3,389)

Net loss	$(38,525)	$-	$(5,013)	$(43,538)

Per share data:
Basic and diluted per share data:
(Loss) income from continuing operations	$(1.14)	$0.10	$(0.05)	$(1.09)
Income (loss) from discontinued operations	0.10	(0.10)	(0.09)	(0.09)

Net loss	$(1.04)	$-	$(0.14)	$(1.18)

Weighted-average number of shares outstanding used in basic and diluted per share calculations	36,999	36,999	36,999	36,999
____________

(1)	In August 2006, EMCORE sold its EMD division to IQE.EMCORE’s financial statements have been reclassified to reflect the EMD business as a discontinued operation.

(2)
This restatement principally reflects additional stock-based compensation expense under APB 25, the Company’s historical accounting method, relating to the Company’s historical stock option grants.  See Explanatory Note immediately preceding Part I of this Annual Report regarding our restated financial statements.  See Item 8 – Financial Statements and Supplementary Data, specifically Note 20 of the Notes to Consolidated Financial Statements, for the financial impact of the stock-based compensation expense, on a year-by-year basis, associated with our historical stock option grant review.

EMCORE CORPORATION
Consolidated Statements of Operations - Unaudited
For the fiscal year ended September 30, 2002
(in thousands, except per share data)

	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment (2)	As Restated
Revenue	$51,236	$(18,541)	$-	$32,695
Cost of revenue	62,385	(17,660)	854	45,579
Gross loss	(11,149)	(881)	(854)	(12,884)

Operating expenses:
Selling, general and administrative	16,491	(2,765)	767	14,493
Research and development	30,580	(2,562)	230	28,248
Impairment	30,804	(17,718)	-	13,086
Total operating expenses	77,875	(23,045)	997	55,827
Operating (loss) income	(89,024)	22,164	(1,851)	(68,711)

Other (income) expense:
Interest income	(2,865)	-	-	(2,865)
Interest expense	8,936	-	-	8,936
Reduction in fair value of investment	14,388	-	-	14,388
Equity in net loss of GELcore investment	2,706	-	-	2,706
Total other expenses	23,165	-	-	23,165
(Loss) income from continuing operations	(112,189)	22,164	(1,851)	(91,876)

Discontinued operations:
Loss from discontinued operations, net of tax	(17,572)	(22,164)	(3,787)	(43,523)

Net loss	$(129,761)	$-	$(5,638)	$(135,399)

Per share data:
Basic and diluted per share data:
(Loss) income from continuing operations	$(3.07)	$0.61	$(0.05)	$(2.51)
Loss from discontinued operations	(0.48)	(0.61)	(0.10)	(1.19)

Net loss	$(3.55)	$-	$(0.15)	$(3.70)

Weighted-average number of shares outstanding used in basic and diluted per share calculations	36,539	36,539	36,539	36,539
____________

(1)	In August 2006, EMCORE sold its EMD division to IQE.EMCORE’s financial statements have been reclassified to reflect the EMD business as a discontinued operation.

(2)
This restatement principally reflects additional stock-based compensation expense under APB 25, the Company’s historical accounting method, relating to the Company’s historical stock option grants.  See Explanatory Note immediately preceding Part I of this Annual Report regarding our restated financial statements.  See Item 8 – Financial Statements and Supplementary Data, specifically Note 20 of the Notes to Consolidated Financial Statements, for the financial impact of the stock-based compensation expense, on a year-by-year basis, associated with our historical stock option grant review.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Statement Restatements

This Annual Report on Form 10-K for the year ended September 30, 2006 reflects a restatement for additional stock-based compensation expense, under the appropriate accounting treatment for stock options, for all periods presented.  This Annual Report also reflects the reclassification of the results of operations of EMCORE’s Electronic Materials & Device (“EMD”) division to discontinued operations (see Note 8, Discontinued Operations and Restructuring Charges, of the Notes to Consolidated Financial Statements).  We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q.

Business Overview

EMCORE Corporation (the “Company”, “we”, or “EMCORE”) is a leading provider of compound semiconductor-based components and subsystems for the broadband, fiber optic, satellite and terrestrial solar power markets.  We have two operating segments: Fiber Optics and Photovoltaics.  EMCORE's Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  EMCORE's Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, EMCORE offers high-efficiency compound semiconductor-based gallium arsenide (“GaAs”) solar cells, covered interconnect cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, EMCORE offers its high-efficiency GaAs solar cells for use in solar power concentrator systems.  For specific information about our company, our products or the markets we serve, please visit our website at http://www.emcore.com.  We were established in 1984 as a New Jersey corporation.

Management Summary

Our principal objective is to maximize shareholder value by leveraging our expertise in advanced compound semiconductor technologies to be a leading provider of high-performance, cost-effective product solutions in each of the markets we serve.

We target market opportunities that we believe have large potential growth and where the favorable performance characteristics of our products and high volume production efficiencies may give us a competitive advantage over our competitors.  We believe that as compound semiconductor production costs continue to be reduced, existing and new customers will be compelled to increase their use of these products because of their attractive performance characteristics and superior value.

With several strategic acquisitions and divestures in the past year, EMCORE has developed a strong business focus and comprehensive product portfolios in two main sectors: Fiber Optics and Photovoltaics.

Fiber Optics

Our fiber optics products enable information that is encoded on light signals to be transmitted, routed (switched) and received in communication networks.  Our fiber optics products provide our customers with increased capacity to offer more services, at increased data transmission distance, speed and bandwidth with lower noise video receive and lower power consumption.  Our Fiber Optics segment primarily targets the following markets:

•
Cable Television (CATV) Networks - We are a market leader in providing radio frequency (RF) over fiber products for the CATV industry.  Our products are used in hybrid fiber coaxial (HFC) networks that enable cable service operators to offer multiple advanced services to meet the expanding demand for high-speed Internet, on-demand and interactive video and other advanced services, such as high-definition television (HDTV) and voice over IP (VoIP).

•
Fiber-To-The-Premises (FTTP) Networks - Telecommunications companies are increasingly extending their optical infrastructure to the customer’s location in order to deliver higher bandwidth services. We have developed and maintained customer qualified FTTP components and subsystem products to support plans by telephone companies to offer voice, video and data services through the deployment of new fiber-based access networks.

•
Data Communications Networks - We provide leading-edge optical components and modules for data applications that enable switch-to-switch, router-to-router and server-to-server backbone connections at aggregate speeds of 10 gigabits per second (G) and above.

•
Telecommunications Networks - Our leading-edge optical components and modules enable high-speed (up to an aggregate 40G) optical interconnections that drive advanced architectures in next-generation carrier class switching and routing networks.  Our products are used in equipment in the network core and key metro optical nodes of voice telephony and Internet infrastructures.

•
Satellite Communications (Satcom) Networks - We are a leading provider of optical components and systems for use in equipment that provides high-performance optical data links for the terrestrial portion of satellite communications networks.

•	Storage Area Networks - Our high performance optical components are also used in high-end data storage solutions to improve the performance of the storage infrastructure.

•
Video Transport - Our video transport product line offers solutions for broadcasting, transportation, IP television (IPTV), mobile video and security & surveillance applications over private and public networks. EMCORE’s video, audio, data and RF transmission systems serve both analog and digital requirements, providing cost-effective, flexible solutions geared for network reconstruction and expansion.

•
Defense and Homeland Security - Leveraging our expertise in RF module design and high-speed parallel optics, we provide a suite of ruggedized products that meet the reliability and durability requirements of the U.S. Government and defense markets.  Our specialty defense products include fiber optic gyro components used in precision guided munitions, ruggedized parallel optic transmitters and receivers, high-frequency RF fiber optic link components for towed decoy systems, optical delay lines for radar systems, EDFAs, terahertz spectroscopy systems and other products.

•
Consumer Products - We intend to extend our optical technology into the consumer market by integrating our VCSELs into optical computer mice and ultra short data links.  We are in production with customers on several products and currently qualifying our products with additional customers.  An optical computer mouse with laser illumination is superior to LED-based illumination in that it reveals surface structures that a LED light source cannot uncover. VCSELs enable computer mice to track with greater accuracy, on more surfaces and with greater responsiveness than existing LED-based solutions.

Photovoltaics

We believe our high-efficiency compound semiconductor GaAs solar cell products provide our customers with compelling cost and performance advantages over traditional silicon-based solutions.  These include higher solar cell efficiency, allowing for greater conversion of light into electricity, an increased ability to benefit from use in solar concentrator systems, ability to withstand high heat environments and reduced overall footprint.  Our Photovoltaics segment serves two primary markets: Satellite Solar Power Generation and Terrestrial Solar Power Generation.

•
Satellite Solar Power Generation.  We are a leader in providing solar power generation solutions to the global communications satellite industry and U.S. Government space programs.  We provide advanced compound semiconductor solar cell and solar panel products, which are more resistant to radiation levels in space and generate substantially more power from sunlight than silicon-based solutions.  Space power systems using our multi-junction solar cells weigh less per unit of power than traditional silicon-based solar cells. These performance characteristics increase satellite useful life, increase satellites’ transmission capacity and reduce launch costs.  Our products provide our customers with higher light to power conversion efficiency for reduced size and launch costs; higher radiation tolerance; and longer lifetime in harsh space environments.  We design and manufacture multi-junction compound semiconductor solar cells for both commercial and military satellite applications. We currently manufacture and sell one of the most efficient and reliable, radiation resistant advanced triple-junction solar cells in the world, with an average "beginning of life" efficiency of 28.5%.  In May 2007, EMCORE announced that it has attained solar conversion efficiency of 31% for an entirely new class of advanced multi-junction solar cells optimized for space applications.  EMCORE is also the only manufacturer to supply true monolithic bypass diodes, for shadow protection, utilizing several EMCORE patented methods. A satellite’s operational success and corresponding revenue depend on its available power and its capacity to transmit data. EMCORE also provides covered interconnect cells (CICs) and solar panel lay-down services, giving us the capacity to manufacture complete solar panels. We can provide satellite manufacturers with proven integrated satellite power solutions that considerably improve satellite economics. Satellite manufacturers and solar array integrators rely on EMCORE to meet their satellite power needs with our proven flight heritage.

•
Terrestrial Solar Power Generation.  Solar power generation systems use photovoltaic cells to convert sunlight to electricity and have been used in space programs and, to a lesser extent, in terrestrial applications for several decades.  The market for terrestrial solar power generation solutions has grown significantly as solar power generation technologies improve in efficiency, as global prices for non-renewable energy sources (e.g., fossil fuels) continue to rise, and as concern has increased regarding the effect of carbon emissions on global warming. Terrestrial solar power generation has emerged as one of the most rapidly growing renewable energy sources due to certain advantages solar power holds over other energy sources, including reduced environmental impact, elimination of fuel price risk, installation flexibility, scalability, distributed power generation (i.e., electric power is generated at the point of use rather than transmitted from a central station to the user), and reliability. The rapid increase in demand for solar power has created a growing need for highly efficient, reliable and cost-effective solar power concentrator systems.

EMCORE has adapted its high-efficiency compound semiconductor-based GaAs solar cell products for terrestrial applications, which are intended for use with solar concentrator systems in utility-scale installations.  In August 2007, EMCORE announced that it has reached 39% peak conversion efficiency on its terrestrial concentrating solar cell products currently in volume production.  This compares favorably to typical efficiency of 15-21% on silicon-based solar cells. We believe that solar concentrator systems assembled using our compound semiconductor solar cells will be competitive with silicon-based solar power generation systems because they are more efficient and, when combined with the advantages of concentration, we believe it will result in a lower cost of power generated.  Our multi-junction solar cell technology is not subject to silicon shortages, which has led to increasing prices in the raw materials required for silicon-based solar cells. While the terrestrial power generation market is still developing, we have already fulfilled production orders for one solar concentrator company, and provided samples to several others, including major system manufacturers in Europe and Asia.

Recent investments and strategic partnerships include:

•
In November 2006, EMCORE invested $13.5 million in WorldWater & Solar Technologies Corporation (“WorldWater”, OTC BB: WWAT.OB) a leader in solar electric engineering, water management solutions and solar energy installations and products.  This investment represents EMCORE’s first tranche of its intended $18.0 million investment, in return for convertible preferred stock and warrants of WorldWater, equivalent to approximately 31% equity ownership in WorldWater, or approximately 26.5% on a fully diluted basis.

•
Also in November 2006, EMCORE and WorldWater announced the formation of a strategic alliance and supply agreement under which EMCORE will be the exclusive supplier of high-efficiency multi-junction solar cells, assemblies and concentrator subsystems to WorldWater with expected revenues up to $100.0 million over the next three years.

Please refer to Risk Factors under Item 1A and Financial Statements and Supplemental Data under Item 8 for further discussion of these transactions.

We are committed to the ongoing evaluation of strategic opportunities that can expand our addressable markets and strengthen our competitive position. Where appropriate, we will acquire additional products, technologies, or businesses that are complementary to, or broaden the markets in which we operate. We plan to pursue strategic acquisitions to increase revenues and allow for higher overhead absorption where such acquisitions can improve our gross margins.

Recent acquisitions include:

•
On April 13, 2007, EMCORE acquired privately-held Opticomm Corporation, of San Diego, California, including its fiber optic video, audio and data networking business, technologies, and intellectual property.  EMCORE paid $4.0 million initial consideration for all of the shares of Opticomm. EMCORE also agreed to an additional earn-out payment based on Opticomm's 2007 revenues. EMCORE management anticipates that this transaction will provide approximately $7.0 million of revenue for calendar year 2007, and upon integration will be operationally profitable. In 2006, Opticomm generated revenues of $6.3 million. Founded in 1986, Opticomm is one of the leading specialists in the field of fiber optic video, audio and data networking for the commercial, governmental and industrial sectors. Its flagship product is the Optiva platform, a complete line of transmission systems built to address the primary optical communication requirements of the following markets: broadcast and media, security and surveillance, healthcare, traffic and rail, and government and military.

•
On January 12, 2006, EMCORE purchased K2 Optronics, Inc. (“K2”), a privately-held company located in Sunnyvale, CA.   EMCORE, an investor in K2, paid approximately $4.1 million in EMCORE common stock, and paid approximately $0.7 million in transaction-related expenses, to acquire the remaining part of K2 that EMCORE did not already own. Prior to the transaction EMCORE owned a 13.6% equity interest in K2 as a result of a $1.0 million investment that EMCORE made in K2 in October 2004. In addition, K2 was a supplier to EMCORE of analog external cavity lasers for CATV applications.

•
On December 18, 2005, EMCORE acquired the assets of Force, Inc., a privately-held company located in Christiansburg, Virginia. In connection with the asset purchase, EMCORE issued 240,000 shares of EMCORE common stock, no par value, with a market value of $1.6 million at the measurement date and $0.5 million in cash. The acquisition included Force’s fiber optic transport and video broadcast products, technical and engineering staff, certain assets and intellectual properties and technologies.

•
On November 8, 2005, EMCORE acquired the assets of Phasebridge, Inc., a privately-held company located in Pasadena, California. Founded in 2000, Phasebridge is known as an innovative provider of high performance, high value, miniaturized multi-chip system-in-package optical modules and subsystem solutions for a wide variety of markets, including fiber optic gyroscopes (FOG) for weapons & aerospace guidance, RF over fiber links for device remoting and optical networks, and emerging technologies such as optical RF frequency synthesis and processing and terahertz spectroscopy. In connection with the asset purchase, based on a closing price of $5.46, EMCORE issued 128,205 shares of EMCORE common stock, no par value, that was valued in the transaction at approximately $0.7 million.  The acquisition included Phasebridge’s products, technical and engineering staff, certain assets and intellectual properties and technologies.

All of these acquired businesses are part of EMCORE's Fiber Optics operating segment.  Please refer to Risk Factors under Item 1A and Financial Statements and Supplemental Data under Item 8 for further discussion of these transactions.

EMCORE is committed to achieving profitability by increasing revenue through the introduction of new products, reducing our cost structure and lowering the breakeven points of our product lines.  We have significantly streamlined our manufacturing operations by focusing on core competencies to identify cost efficiencies. Where appropriate, we transferred the manufacturing of certain product lines to contract manufacturers.

In May 2007, EMCORE announced the opening of a new manufacturing facility in Langfang, China. Our new company, Langfang EMCORE Optoelectronics Co. Ltd., is located approximately 20 miles southeast of Beijing and currently occupies a space of 22,000 square feet with a Class-10,000 clean room for optoelectronic device packaging.  Another 60,000 square feet is available for future expansion.  We will transfer its most cost sensitive optoelectronic devices to this facility.  This facility, along with a strategic alignment with our existing contract-manufacturing partners, should enable us to improve our cost structure and gross margins. We also expect to develop and provide improved service to our global customers using a local presence in Asia.

EMCORE’s restructuring programs are designed to further reduce the number of manufacturing facilities, in addition to the divesture or exit from selected businesses and product lines that were not strategic and/or were not capable of achieving desired revenue or profitability goals.

Recent divestitures and facility consolidations include:

•
In August 2007, we announced the consolidation of our North American fiber optics engineering and design centers into our main operating sites. EMCORE's engineering facilities in Virginia, Illinois, and Northern California will be consolidated into larger primary sites in Albuquerque, New Mexico and Alhambra, California. The consolidation of these engineering sites will allow EMCORE to leverage resources within engineering, new product introduction, and customer service.  The design centers in Virginia and Northern California have been closed and the design center in Illinois was vacated in October 2007.

•
In October 2006, we announced the move of our corporate headquarters from Somerset, New Jersey to Albuquerque, New Mexico.  Financial operations and records have been transferred and the New Jersey facility was vacated in September 2007.

•
In October 2006, we consolidated our solar panel operations into a state-of-the-art facility located in Albuquerque, New Mexico.  The establishment of a modern solar panel manufacturing facility, adjacent to our solar cell fabrication operations, should facilitate consistency, as well as reduce manufacturing costs.  The benefit of having these operations located on one site is expected to provide high quality, high reliability and cost-effective solar components.  Solar panel production operations ceased at our California solar panel facility in June 2006 and the facility was vacated in December 2006.

•
In August 2006, EMCORE sold its 49% membership interest in GELcore, LLC to General Electric Corporation, which owned the remaining 51% membership interest prior to the transaction, for $100.0 million in cash.

•
In August 2006, EMCORE completed the sale of the assets of its Electronic Materials & Device (EMD) division, including inventory, fixed assets, and intellectual property to IQE plc, a public limited company organized under the laws of the United Kingdom for $16.0 million.

•
In April 2005, EMCORE divested product technology focused on gallium nitride-based power electronic devices for the power device industry.  The new company, Velox Semiconductor Corporation (“Velox”), initially raised $6.0 million from various venture capital partnerships.  EMCORE contributed intellectual property and equipment in exchange for an initial 19.2% stake in Velox.

Our results of operations and financial condition have and will continue to be significantly affected by severance, restructuring charges, impairment of long-lived assets and idle facility expenses incurred during facility closing activities.  Please refer to Risk Factors under Item 1A and Financial Statements and Supplemental Data under Item 8 for further discussion of these items.

Financial Statement Restatements

Background

In May 2006, EMCORE’s senior management voluntarily began an inquiry into the Company’s historical stock option granting practices.  The inquiry was not in response to any governmental investigation, shareholder lawsuit, whistleblower complaint, or inquiries from media organizations.  Based on an initial review, senior management approached the Board of Directors and requested that it form a Special Committee to examine EMCORE’s historical stock option granting practices.  The Board of Directors, pursuant to senior management’s recommendation, appointed a Special Committee of three independent EMCORE directors to investigate the Company’s historical stock option granting practices.

Based on this independent investigation, senior management, in consultation with the Audit Committee of the Board of Directors, concluded that it was likely that the appropriate measurement dates for certain stock option grants, under the appropriate accounting treatment for stock options, differed from the recorded grant dates for such awards.  Accordingly, on November 6, 2006, as initially disclosed in a Current Report on Form 8-K, senior management and the Audit Committee determined that the Company’s financial statements included in its annual and interim reports and any related reports of its independent registered public accounting firm, earnings press releases and similar communications previously issued by the Company for the periods beginning with fiscal year 2000 should no longer be relied upon.

This Annual Report on Form 10-K for the year ended September 30, 2006, reflects a restatement for additional stock-based compensation expense, under the appropriate accounting treatment for stock options, for all periods presented.  We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q in connection with this matter.

Scope of Stock Option Grant Review

The Special Committee, together with independent counsel and outside accounting experts, reviewed stock option grants from the time of EMCORE’s initial public offering in March 1997 through September 30, 2006. The Special Committee’s advisors also reviewed more than 250,000 e-mail messages, Board and Compensation Committee minutes, and other documents, files and data. Additionally, these advisors interviewed present and former officers and employees of the Company who were involved in the stock option granting process.

Special Committee Findings

As originally disclosed in a Current Report on Form 8-K dated November 15, 2006, the Special Committee’s investigation and report included the following key findings and conclusions:

•
The investigation was initiated as a result of senior management’s recommendation to the Board in a manner consistent with senior management’s past conduct in instances where it has learned of issues concerning accounting, legal, or regulatory compliance.

•
The Company, through its senior management, cooperated fully with the investigation, providing all requested documents and making senior management and the Company’s current and former employees available for interviews, all in a conscientious and timely fashion.

•	There was no evidence that senior management in any way tampered with or fabricated documents or took other actions consistent with intent to defraud.

•
Senior management did not receive any option grants between October 3, 2001 and May 18, 2004, a period that marked the absolute historic low point of the Company’s common stock market value.   During this period, EMCORE stock routinely traded at or below $2 per share and reached a low point of $1 per share. In addition, EMCORE implemented a stock option exchange plan accounted for under the provisions of FASB Interpretation No. (“FIN”) 44, Accounting for Certain transactions involving Stock Compensation, whereby the Company offered to exchange all options with a strike price greater than $4. Senior management voluntarily elected not to participate in the repricing and retained their underwater options, while the options belonging to those participating in the exchange plan were repriced to $1.82.

•	Senior management exercised only a small portion of the stock options granted since the Company’s Initial Public Offering.

•
Prior to the completion of the Special Committee’s review, Mr. Richards, Chief Executive Officer, Mr. Werthan, former Chief Financial Officer, and Mr. Brodie, former Chief Legal Officer, informed the Company that they did not wish to retain any benefits from erroneously priced stock options.  The Chief Executive Officer and the former Chief Legal Officer voluntarily tendered payments of $166,625 and $97,000, respectively, representing the entire benefit received from the misdated stock options exercised and sold by them.  The former Chief Financial Officer had not exercised or sold any of the misdated stock options.  The former Chief Financial Officer and the former Chief Legal Officer further voluntarily surrendered all rights to any unexercised grants that had been identified as misdated.

•	The investigation found no evidence that the Board generally did not properly exercise oversight duties with respect to the Company’s stock option plans.

•
The Special Committee stated that it was unable to conclude that the Company or anyone involved in the stock option granting process at the Company engaged in willful misconduct. Rather, the granting process was often characterized by carelessness and inattention to applicable accounting and disclosure rules, and the Company failed to maintain adequate controls concerning the issuance of stock options.

•	The Special Committee found that there were occasions when administrative changes were made to the grant lists after the grant date and exercise price were set.

•	Senior management did not seek to profit from the issuance of the stock option grants at the expense of the Company or its shareholders.

•
The Special Committee found, with respect to retention grants awarded in 2000 and 2004, that even after lists had been announced as “final” and a grant date set, later adjustments to the lists sometimes included changes both in the number of options granted to individuals and in the aggregate number of options granted.   No changes to the retention grant lists benefited any member of senior management.

•
The Special Committee further concluded that, as a result of, among other things, such inadequate controls and practices, there were certain instances where the exercise prices of certain stock option grants, principally related to new hire grants, appear to have been selected with the benefit of hindsight -- i.e., selected to reflect the stock price at a date, prior to the actual date of grant, when the Company’s stock price was lower.

The Special Committee ultimately concluded that no member of EMCORE’s management involved in the granting of, or accounting for, the Company’s stock option awards willfully misdated options with the intent to circumvent the Company’s accounting policies, controls and disclosure requirements. Moreover, the Special Committee found that prior to May 2006 no member of the Company’s management involved in the granting of, or accounting for, stock options had sufficient knowledge of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) at the time to understand the accounting consequences arising out of the Company’s stock option granting practices.

The Special Committee also recommended that the Company adopt certain policies, procedures and practices to govern the Company’s option granting practices in the future.  On November 13, 2006, the Company revised its stock option granting policy to implement the recommendations of the Special Committee and imposed a higher degree of control over the Company’s option granting process.

Stock Option Plans

EMCORE maintains two incentive stock option plans: the 1995 Incentive and Non-Statutory Stock Option Plan (the “1995 Plan”) and the 2000 Stock Option Plan (the “2000 Plan” and together with the 1995 Plan, the “Option Plans”).  Most of the Company’s stock options vest and become exercisable over four to five years and have ten-year terms.  Certain stock options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.  Both the 1995 Plan and the 2000 Plan provided that no incentive stock option may be issued at less than 100% of fair market value at the time that the option is granted.  The 2000 Plan also stated that the Compensation Committee of the Board or the Board itself was empowered to delegate all or any part of its responsibilities and powers to any person or persons selected by it, including, among other powers:

•	selecting to whom options shall be granted;

•	determining the number of shares of stock; and,

•	setting the stock option exercise price.

Prior to October 1, 2005, the Company accounted for share-based compensation expense for options granted under the Option Plans using the recognition and measurement provisions of APB 25.  APB 25 defined the measurement date as the first date on which both the number of shares an individual employee was entitled to receive and the option or purchase price, if any, were known.  On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment (revised 2004)” which requires all share-based payments to employees to be recognized in the Statement of Operations based on their fair values.

Delegation of Authority

Since 1997, the authority to issue stock option grants to non-executive new hires has resided with senior management.  The Board of Directors formally gave this authority to them in that year.  For all other stock option grants to non-executives, such as retention and promotion grants, the authority to make grants varied as follows:

•
For stock option grants issued under the 1995 Plan, which was in effect from 1997 through 1999, approval was required by either the Board of Directors or the Compensation Committee in order to establish a measurement date under APB 25.

•
For stock option grants issued from the date of adoption of the 2000 Plan on November 8, 1999 through September 30, 2005, the Board had implicitly delegated the authority to the Chief Executive Officer to determine the recipients and terms of awards and grant them.

•	For stock option grants issued on or after October 1, 2005, the Board formally delegated the authority to the Chief Executive Officer to determine the recipients and terms of awards and grant them.

All grants were subsequently ratified by the Board as approved by the Chief Executive Officer.

Summary of Restatement Adjustments

The Company, with consideration given to the results of the Special Committee’s independent investigation, reviewed approximately 5,640 individual grants, representing more than 19 million stock options, from the period when the Company became public in March 1997 through September 30, 2006.   The principal component of the restatement was a revision to measurement dates of certain stock option grants.  Based upon their review, the Company found, among other things, the following:

•	The cumulative effect of misdated options totaled approximately $24.5 million.

•
A majority of the restatement related to periods prior to fiscal year 2004.  The restatement impact on the Statement of Operations in fiscal years 2006 and 2005 totaled approximately $0.7 million and $0.4 million, respectively.

•
Two misdated retention grants, dated prior to fiscal year 2003, represented approximately $20.2 million, or 82% of the total stock option restatement.  These stock option grants were issued during a period with high stock price volatility.

Consistent with the direction provided to the public by the Office of the Chief Accountant of the SEC in a letter dated September 19, 2006 (the “OCA Letter”), the Company reviewed all available relevant information, including historical approval patterns where evidence was available, and formed what the Company believes is a reasonable conclusion as to the most likely option granting actions that occurred and the dates which such actions occurred in determining the appropriate accounting.

There was no stock-based compensation expense for options as previously reported under APB 25 for fiscal years 1997 through 2005.  The following table presents the effects of the revision of measurement dates on stock-based compensation expense for options included in the determination of net income (loss), for fiscal year 1997 through the third quarter of fiscal year 2006, in accordance with the provisions of APB 25 and SFAS 123(R).

(in thousands)
Year	Net Additional Stock-Based Compensation Expense
Fiscal 1997	$58
Fiscal 1998	2
Fiscal 1999	568
Fiscal 2000	11,012
Fiscal 2001	611
Fiscal 2002	5,638
Fiscal 2003	5,013
Total Fiscal 1997-2003	22,902

Total Fiscal 2004	528

First Quarter 2005	136
Second Quarter 2005	44
Third Quarter 2005	45
Fourth Quarter 2005	153
Total Fiscal 2005	378

First Quarter 2006	332
Second Quarter 2006	73
Third Quarter 2006	294
Fourth Quarter 2006	-
Total Fiscal 2006	699

Total Impact	$24,507

Review of Option Grants

The Company’s stock option grants were organized into categories based on grant type.  The Company analyzed the evidence related to each category of grants including, but not limited to, electronic and physical documents. Based on the relevant facts and circumstances, the Company applied the applicable accounting standards to determine, for every grant within each category, the most appropriate measurement date.  The principal grant categories were as follows:

1.	Retention Grants

EMCORE has a practice of granting stock options to employees for the purpose of retaining and motivating key employees. Generally, the process for retention grants involved the Board of Directors approving a pool of options to be distributed to key employees. The Board of Directors then delegated to senior management the authority to determine the terms and recipients and issue the awards under the Option Plans to non-executive employees.   Senior management, after receiving information from the Board as to the pool of awards available, would then, in conjunction with others in the Company, compile the grant distribution list, select the exercise price and issue the awards. The option grants were priced reflecting the closing price of EMCORE common stock on the previously stated grant date, which may not have been the date the terms were finalized. If executive management were to receive a grant as part of the overall retention grant, the Board of Directors or the Compensation Committee would approve the amount and allocation to these individuals in advance and would provide that such grants were to be priced at the same time the stock options for the key employees were completed.  The Board of Directors adopted stock option distribution guidelines in 2005 to be followed by senior management in their allocation process to non-executive employees. The purpose of these guidelines was to govern the distribution of stock option grants to employees at different grade levels to ensure consistency and reduce disparities across divisions.

In the course of its review, management reviewed all retention grants issued by the Company, which represented approximately nine million stock options. Measurement dates were selected based upon evidence of the most appropriate date that a final listing of employees and grant terms, including exercise price, had been determined and approved by management with the appropriate level of authority. In those instances where the market price of the Company’s stock on the most appropriate measurement date was higher than the option exercise price, the Company recognized stock-based compensation expense. The Company recorded no financial statement benefit for option grants issued above the fair market value on the revised measurement dates, as such benefit would not be permitted under generally accepted accounting principles. We noted instances, where subsequent to the revised measurement date being established, the number of options granted to certain employees changed. In these instances, we treated such revisions as a modification and applied variable plan accounting to those awards subsequent to modification under the provisions of APB 25 and related interpretations. No changes were made to grants to senior management subsequent to the revised measurement date. The total adjustment related to retention grants totaled approximately $22.0 million, or approximately 90% of the total adjustment.

2.	New Hire Grants

EMCORE has a practice of granting stock options to eligible new employees on their start date. The Board of Directors had delegated to senior management the authority to make new hire grants under the Option Plans to non-executive employees. The number of stock options awarded was generally based on stock option distribution guidelines approved by the Board of Directors. The number of stock options granted were included in the employee's offer letter and the grant date and exercise price were determined on the employee's first day of employment and the closing price of the Company's common stock on that day.

Management reviewed each new hire grant that the Company made since EMCORE became a public company. During this review, management determined that, absent evidence that senior management or the Board of Directors granted options after an employee’s hire date or the terms were not finalized as of the hire date, the hire date was determined to be the most appropriate measurement date for new hire grants. In instances where the market price of the Company’ stock on the most appropriate measurement date was higher than the option exercise price, the Company recognized stock-based compensation expense. The Company recorded no financial statement benefit for option grants issued above the fair market value on the revised measurement dates, as such benefit would not be permitted under generally accepted accounting principles. All new hire grants with incorrect measurement dates were granted prior to October 1, 2005. The total adjustment related to new hire grants totaled approximately $1.9 million, or approximately 8% of the total adjustment.

3.	Other Equity Awards

Management reviewed other stock option grants, which included promotion, non-qualified, and acquisition related option grants, as well as, stock awards granted as part of the Company’s Employee Stock Purchase Plan. Measurement dates were selected based upon evidence that a final listing of employees and grant terms, including exercise price, had been determined and approved by management with the appropriate level of authority. Evidence of a most appropriate measurement date was based upon Company e-mails or other correspondence that provided evidence that the terms of the awards had been finalized and approved. In those instances where the market price of the Company’s stock on the most appropriate measurement date was higher than the option exercise price, the Company recognized stock-based compensation expense. The Company recorded no financial statement benefit for option grants issued above the fair market value on the revised measurement dates, as such benefit would not be permitted under generally accepted accounting principles. The total adjustment related to other equity awards totaled approximately $0.6 million, or approximately 2%.

Sensitivity Analysis

Based on the available facts and circumstances surrounding our stock option granting practices, we adopted a methodology for determining the most likely measurement dates. We believe the application of this methodology, based on all relevant information available, indicated the most likely date when the number of options granted to each employee was approved and the exercise price and the numbers of shares were known with finality. However, we acknowledge that measurement date conclusions are dependent on the facts and circumstances of each stock option grant and that some grants involved the application of significant judgment. Because certain measurement dates could not be determined with certainty and involved subjectivity, we performed a sensitivity analysis to determine the impact of using alternative measurement dates for certain grants.

In our sensitivity analysis, we looked at a range of possible alternative measurement dates. This range, depending on the facts and circumstances of the specific grant, began with either (i) the original grant date, or (ii) the date on which grant lists were completed and presented for approval; and ended with either (i) the date on which a completed list was presented to the Equity Edge administrator or was communicated to the recipients, or (ii) the date it was entered into Equity Edge, our stock option administration software. Within this range of dates, we computed compensation expense for each grant using the low, average, and high stock market prices of the Company’s common stock during the period and compared the resulting amount to the compensation recorded using the most likely date.  The use of the low stock market price would have resulted in a $2.6 million decrease in stock-based compensation expense. The use of the average and high stock market prices would have resulted in an increase of $6.6 million and $14.5 million, respectively, in stock-based compensation expense.

We believe our methodology, based on the best evidence available, results in the most likely measurement date for our stock option grants.

Tax Impact

The Company reviewed the implications of Section 162(m) of the Internal Revenue Code which prohibits tax deductions for non-performance based compensation paid to the chief executive officer and the four highest compensated officers in excess of one million dollars in a taxable year and concluded that no adjustments to our previously filed financials statements are required.

Remediation Activities

The Board of Directors of the Company adopted a revised Incentive Stock Option Grant Policy on November 13, 2006, that provided that:

•	Non-administrative grant responsibilities other than with respect to new-hire options are to be set by the Compensation Committee.

•
All new-hire options be issued the later of an employee’s first day of employment, or where applicable, the date the Compensation Committee approved the terms of the new-hire grant and have an exercise price of not less than 100% of the fair market value of the Company’s stock on that date.  The Board will conduct a review of all new-hire grants to ensure compliance with the Company’s policies and procedures.

•	The grant date for all options awarded to employees other than new-hire options is the date on which the Compensation Committee meets and approves the grants.

•	The exercise price of options other than new hire-options should be set at the closing price of the common stock of the Company on the date on which the Compensation Committee approves the grants.

•
The Company should, with respect to annual retention grants to employees, maintain the practice of awarding retention grants to senior management on the same date and with the same exercise price as retention grants awarded to non-senior management employees.

•	No additions or modifications to option grants should be permitted after the Compensation Committee has approved the option grants.

•	All grants are to be communicated to employees as soon as reasonably practicable after the grant date.

Under the terms of option agreements issued under the 2000 Plan, terminated employees who have vested and exercisable stock options have 90 days after the date of termination to exercise the options. In November 2006, the Company announced suspension of reliance on previously issued financial statements which in turn caused the Form S-8 registration statements for shares of common stock issuable under the option plans not to be available. Therefore, terminated employees were precluded from exercising their options during the remaining contractual term.  This November 2006 modification did not have any accounting impact as there was no incremental compensation in accordance with SFAS 123(R).

To address this issue with affected former employees under the 2000 Plan, EMCORE’s Board of Directors agreed in April 2007 to approve an option grant “modification” for these individuals by extending the normal 90-day exercise period after termination date to a date after which EMCORE becomes compliant with its SEC filings and the registration of the option shares is once again effective.  The Company is preparing a plan of communication with its terminated employees relating to the tolling arrangement which is expected to be finalized as soon as reasonably practicable.  We will account for the April 2007 modification of stock options as additional compensation expense in accordance with SFAS 123(R).

Additional Information

See Item 1A – Risk Factors, for a discussion of certain risk factors related to our historical stock option grant review.

See Item 8 – Financial Statements and Supplementary Data, specifically Note 20, Restatement of Consolidated Financial Statements, of the Notes to Consolidated Financial Statements, for the financial impact of the revised measurement dates on stock-based compensation expense, on a year-by-year basis.

See Item 9A – Controls and Procedures, which describes management’s conclusion, in light of the findings of the Special Committee and the restatement reflected in this Annual Report on Form 10-K, that the Company had two material weaknesses in internal control over financial reporting related to (i) stock option plan administration and accounting for and disclosure of stock option grants as of September 30, 2006 and (ii) the process for the identification and implementation of the proper accounting for certain transactions.  Such material weaknesses resulted in material errors and the restatement of previously issued financial statements.  As a result, management has concluded that the Company’s internal control over financial reporting and its disclosure controls and procedures were not effective as of September 30, 2006.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management develops estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the best information available. EMCORE’s reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. EMCORE's most significant estimates relate to accounts receivable, inventory, goodwill, intangibles, other long-lived assets, warranty accruals, revenue recognition, and valuation of stock-based compensation.

Valuation of Accounts Receivable. EMCORE regularly evaluates the collectibility of its accounts receivable and accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligations to us. The allowance is based on the age of receivables and a specific identification of receivables considered at risk. EMCORE classifies charges associated with the allowance for doubtful accounts as SG&A expense. If the financial condition of our customers were to deteriorate, additional allowances may be required.

Valuation of Inventory. Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method. EMCORE reserves against inventory once it has been determined that: (i) conditions exist that may not allow the inventory to be sold for its intended purpose, (ii) the inventory’s value is determined to be less than cost, or (iii) the inventory is determined to be obsolete. The charge related to inventory reserves is recorded as a cost of revenue. The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where EMCORE sells previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. EMCORE does not track the selling price of individual raw material components that have been previously written down or written off, since such raw material components usually are an insignificant portion of the resultant finished product and related sales price. EMCORE evaluates inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management. We have incurred, and may in the future incur, charges to write-down our inventory. While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet, if market conditions are less favorable than our forecasts, our future sales mix differs from our forecasted sales mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs.

Valuation of Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. Intangible assets consist primarily of intellectual property that has been internally developed or purchased. Purchased intangible assets include existing and core technology, trademarks and trade names, and customer contracts. Intangible assets are amortized using the straight-lined method over estimated useful lives ranging from one to fifteen years.

EMCORE evaluates its goodwill and intangible assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The determination as to whether a write-down of goodwill or intangible assets is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill or intangible assets are attributed.   As of December 31, 2006, 2005 and 2004, EMCORE tested for impairment of its goodwill and intangible assets.  In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair value of the reporting units was determined by using a valuation technique based on each reporting unit’s multiples of revenues. Based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value.

During the three months ended September 30, 2006, as part of our quarterly review of financial results, we identified impairment indicators that the carrying value of our goodwill and intangible assets associated with the acquisition of Corona Optical Systems may not be recoverable. See Note 9 to the accompanying consolidated financial statements for further details.

Valuation of Long-lived Assets. EMCORE reviews long-lived assets on an annual basis or whenever events or circumstances indicate that the assets may be impaired.  A long-lived asset is considered impaired when its anticipated undiscounted cash flow is less than its carrying value. In making this determination, EMCORE uses certain assumptions, including, but not limited to: (a) estimates of the fair market value of these assets; and (b) estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that assets will be used in our operations, and estimated salvage values. As of December 31, 2006, 2005 and 2004, EMCORE tested for impairment and based on that analysis, we did not record any impairment charges on any of EMCORE’s long-lived assets.

Product Warranty Reserves. EMCORE provides its customers with limited rights of return for non-conforming shipments and warranty claims for certain products. In accordance with SFAS 5, Accounting for Contingencies, EMCORE makes estimates of product warranty expense using historical experience rates as a percentage of revenue and accrues estimated warranty expense as a cost of revenue. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods.

Revenue Recognition. Revenue is recognized upon shipment, provided persuasive evidence of a contract exists, (such as when a purchase order or contract is received from a customer), the price is fixed, the product meets its specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. In those few instances where a given sale involves post shipment obligations, formal customer acceptance documents, or subjective rights of return, revenue is not recognized until all post-shipment conditions have been satisfied and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board (FOB) or free carrier alongside (FCA) shipping point, which means that EMCORE fulfills its delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the buyer bears all costs and risks of loss or damage to the goods from that point. In certain cases, EMCORE ships its products cost insurance and freight (CIF). Under this arrangement, revenue is recognized under FCA shipping point terms, but EMCORE pays (and bills the customer) for the cost of shipping and insurance to the customer's designated location. EMCORE accounts for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue.  In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for its use and title and ownership have transferred to the customer.  Revenue from time and material contracts is recognized at the contractual rates as labor hours and direct expenses are incurred.  EMCORE also generates service revenue from hardware repairs and calibrations that is recognized as revenue upon completion of the service.  Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

Distributors - EMCORE uses a number of distributors around the world. In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, EMCORE recognizes revenue upon shipment of product to these distributors. Title and risk of loss pass to the distributors upon shipment, and our distributors are contractually obligated to pay EMCORE on standard commercial terms, just like our other direct customers. EMCORE does not sell to its distributors on consignment and, except in the event of product discontinuance, does not give distributors a right of return.

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

Government R&D Contracts - R&D contract revenue represents reimbursement by various U.S. Government entities, or their contractors, to aid in the development of new technology. The applicable contracts generally provide that EMCORE may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the U.S. Government to practice the inventions for governmental purposes. The R&D contract funding may be based on a cost-plus, cost reimbursement, cost-share, or a firm fixed price arrangement. The amount of funding under each R&D contract is determined based on cost estimates that include both direct and indirect costs. Cost-plus funding is determined based on actual costs plus a set margin. As we incur costs under cost reimbursement type contracts, we record revenue. Contract costs include material, labor, special tooling and test equipment, subcontracting costs, as well as an allocation of indirect costs. For cost-share contracts, the actual costs of performance are divided between the U.S. Government and EMCORE based on the R&D contract terms. An R&D contract is considered complete when all significant costs have been incurred, milestones have been reached, and any reporting obligations to the customer have been met.

Stock-Based Compensation.  EMCORE records stock-based compensation under SFAS 123(R).  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach. The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. EMCORE’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on EMCORE’s historical stock prices. See Note 4 to our consolidated financial statements for further details.

***

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There also are areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K, which contain a discussion of our accounting policies, recently adopted accounting pronouncements and other required GAAP disclosures.

Business Segments, Geographic Revenue, Significant Customers and Backlog

EMCORE has two operating segments: Fiber Optics and Photovoltaics.  EMCORE's Fiber Optics revenue is derived primarily from sales of optical components and subsystems for CATV, FTTP, enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers, and satellite communications data links.  EMCORE's Photovoltaics revenue is derived primarily from the sales of solar power conversion products, including solar cells, covered interconnect solar cells, and solar panels.   EMCORE evaluates its reportable segments in accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information. EMCORE’s Chief Executive Officer is EMCORE’s Chief Operating Decision Maker pursuant to SFAS 131, and he allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results and other non-GAAP financial ratios.

The following tables set forth the revenue and percentage of total revenue attributable to each of EMCORE's operating segments for the fiscal years ended September 30, 2006, 2005 and 2004.

Segment Revenue (in thousands)
	2006		2005		2004
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Fiber Optics	$104,852	73%	$81,960	71%	$56,169	69%
Photovoltaics	38,681	27	33,407	29	25,716	31%
Total revenue	$143,533	100%	$115,367	100%	$81,885	100%

The following tables set forth EMCORE's consolidated revenue by geographic region for the fiscal years ended September 30, 2006, 2005 and 2004. Revenue was assigned to geographic regions based on the customers’ or contract manufacturers’ billing address.

Geographic Revenue (in thousands)
	2006		2005		2004
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
United States	$109,614	76%	$95,723	83%	$55,314	68%
Asia	28,537	20	13,725	12	15,148	18
South America	1,230	1	3	-	416	1
Europe	4,152	3	5,916	5	11,007	13
Total revenue	$143,533	100%	$115,367	100%	$81,885	100%

Cisco Systems, Inc. (Cisco) accounted for 12% and 22% of our total consolidated revenue in fiscal 2006 and 2005, respectively.   Motorola accounted for 15% of our total consolidated revenue in fiscal 2004.

As of September 30, 2006, we had an order backlog of approximately $48 million as compared to a backlog from continuing operations of approximately $34 million from the prior year.

As of June 30, 2007, order backlog increased to approximately $121 million.  The significant increase in order backlog is attributable to the receipt of long-term photovoltaics-related sales contracts, of which approximately $45 million is scheduled for shipment after June 30, 2008.

EMCORE had been engaged in a multi-year cost reimbursable solar cell development and production contract for a major U.S. aerospace corporation. It was previously reported that the contract would exceed $40.0 million in development and production revenues over the next several years.  Although we recognized significant revenues for this program during fiscal 2007, our customer notified us in August 2007 that their program had been terminated by the U.S. Government for its convenience.  We adjusted our order backlog accordingly and this will have no effect on our fiscal 2008 revenue guidance.  In fiscal 2008, we expect to recognize additional revenue from this program related to contract termination costs.  We also expect revenue in fiscal 2008 from a new U.S. Government contract that has similar technical contract requirements.

A majority of our fiber optics products typically ship within the same quarter as when the purchase order is received; therefore, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

On November 28, 2006, EMCORE announced that its Photovoltaics division had been awarded a multi-year purchase order from a leading manufacturer of high power geosynchronous communications satellites. EMCORE estimates the expected revenue from the purchase order at more than $41.0 million over a period of 3 years. EMCORE will supply state of the art, high efficiency multi-junction solar cells for approximately ten high power satellites. Production of the solar cells will take place at EMCORE's state-of-the-art multi-junction solar cell production facility located in Albuquerque, New Mexico.  The recently awarded purchase order represents an extension to an existing multi-year purchasing agreement with a leading U.S. commercial satellite manufacturer. The agreement calls for continuous solar cell production through 2009 with several hundred thousand solar cells to be delivered to the end customer.

The following table sets forth operating losses attributable to each EMCORE operating segment for the fiscal years ended September 30, 2006, 2005 and 2004.

Statement of Operations Data (in thousands)	2006	2005	2004

Operating loss by segment:
Fiber Optics	$(18,950)	$(13,884)	$(25,067)
Photovoltaics	(8,365)	(4,348)	(8,733)
Corporate	(6,835)	(2,139)	(1,804)
Operating loss	(34,150)	(20,371)	(35,604)

Total other expenses (income)	(81,041)	4,314	(7,228)

Income (loss) from continuing operations before income taxes	46,891	(24,685)	(28,376)

Provision for income taxes	1,852	-	-

Income (loss) from continuing operations	$45,039	$(24,685)	$(28,376)

On October 1, 2005, EMCORE adopted SFAS 123(R) and incurred stock-based compensation expense in its results of operations for fiscal 2006, which was distributed as follows:

Stock-based Compensation Expense For the fiscal year ended September 30, 2006
(in thousands)	Cost of Revenue	SG&A	R&D	Total

Fiber Optics	$893	$1,593	$1,135	$3,621
Photovoltaics	242	661	203	1,106

Total stock-based compensation expense from continuing operations	1,135	2,254	1,338	4,727

Discontinued operations (1)	-	-	-	267

Total stock-based compensation expense	$1,135	$2,254	$1,338	$4,994
______________________
(1) See Note 8 “Discontinued Operations and Restructuring Charges” in Notes to the Consolidated Financial Statements.

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each operating segment as of September 30, 2006 and 2005 are as follows:

Long-lived Assets (in thousands)	2006	2005

Fiber Optics	$57,817	$56,261
Photovoltaics	42,087	37,861
Corporate	22	235
Total long-lived assets	$99,926	$94,357

Results of Operations

The following table sets forth the consolidated statements of operations data of EMCORE expressed as a percentage of total revenues for the fiscal years ended September 30, 2006, 2005, and 2004.

STATEMENT OF OPERATIONS DATA

	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Cost of revenue	81.9	83.3	94.5
Gross profit	18.1	16.7	5.5

Operating expenses:
Selling, general and administrative	26.6	20.1	24.4
Research and development	13.7	14.3	24.5
Impairment of goodwill and intellectual property	1.6	-	-
Total operating expenses	41.9	34.4	48.9

Operating loss	(23.8)	(17.7)	(43.4)

Other (income) expense:
Interest income	(0.9)	(0.9)	(1.0)
Interest expense	3.7	4.1	7.5
Loss from convertible subordinated notes exchange offer	0.8	-	-
Net gain from debt extinguishment	-	-	(15.0)
Impairment of investment	0.3	-	0.6
Loss on disposal of property, plant and equipment	0.3	0.4	-
Net gain on sale of GELcore investment	(61.3)	-	-
Equity in net loss of GELcore investment	0.4	0.1	(0.9)
Equity in net loss of Velox investment	0.2	-	-
Total other (income) expenses	(56.5)	3.7	(8.8)

Income (loss) from continuing operations before income taxes	32.7	(21.4)	(34.6)

Provision for income taxes	1.3	-	-

Income (loss) from continuing operations	31.4	(21.4)	(34.6)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	0.3	(1.1)	(6.3)
Gain on disposal of discontinued operations, net of tax	6.6	10.8	23.9
Income from discontinued operations	6.9	9.7	17.6

Net income (loss)	38.3%	(11.7)%	(17.0)%

Comparison of Fiscal Years Ended September 30, 2006 and 2005

Consolidated Revenue

EMCORE’s consolidated revenue increased $28.1 million or 24% to $143.5 million from $115.4 million, as reported in the prior year. International sales increased $14.3 million or 73%, when compared to the prior year. Government contract revenue increased $1.7 million or 18% to $11.1 million from $9.4 million, as reported in the prior year. A comparison of revenue achieved at each of EMCORE’s operating segments follows:

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

Customers for the Fiber Optics segment include: Avago Technologies, Inc., Alcatel, Aurora Networks, BUPT-GUOAN Broadband, C-Cor Electronics, Cisco, Finisar, Hewlett-Packard Corporation, Intel Corporation, Jabil, JDSU, Motorola, Network Appliance, Sycamore Networks, Inc., and Tellabs.

Annual revenues increased $22.9 million or 28% to $104.9 million from $82.0 million, as reported in the prior year. On a quarterly basis, fiscal 2006 revenues were $25.0 million, $25.9 million, $26.0 million and $28.0 million. On a quarterly basis, fiscal 2005 revenues were $17.7 million, $19.0 million, $21.1 million and $24.2 million.  The annual increase in revenues is primarily due to recent acquisitions and a significant increase in the demand for our 10G products, satellite communications, telecommunications and FTTP components as well as CATV.  The communications industry in which we participate continues to be dynamic. The driving factor is the competitive environment that exists between cable operators, telephone companies, and satellite and wireless service providers. Each are rapidly investing capital to deploy a converging multi-service network capable of delivering “triple play services”, i.e. video, voice and data content, bundled as a service provided by a single communication provider. As a market leader in RF transmission over fiber products for the CATV industry, EMCORE enables cable companies to offer multiple forms of communications to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other new services (such as HDTV and VoIP). Television is also undergoing a major transformation, as the U.S. Government requires television stations to broadcast exclusively in digital format, abandoning the analog format used for decades. Although the transition date for digital transmissions is not expected for several years, the build-out of these television networks has already begun. To support the telephone companies plan to offer competing video, voice and data services through the deployment of new fiber-based systems, EMCORE has developed and maintains customer qualified FTTP components and subsystem products. Our CATV and FTTP products include broadcast analog and digital fiber optic transmitters, quadrature amplitude modulation (QAM) transmitters, video receivers, and passive optical network (PON) transceivers.  Government contract revenues in fiscal 2006 totaled $1.9 million. There were no government contract revenues for fiber optics products in fiscal 2005. Fiber optics revenue represented 73% and 71% of EMCORE's total consolidated revenues for fiscal 2006 and 2005, respectively.

Photovoltaics

EMCORE is a leader in providing solar power generation solutions to the global communications satellite industry and U.S. Government space programs.  EMCORE provides advanced compound semiconductor solar cell products and solar panels, which are more resistant to radiation levels in space and convert substantially more power from sunlight than silicon-based solutions.  EMCORE’s Photovoltaics segment designs and manufactures multi-junction compound semiconductor solar cells for both commercial and military satellite applications.

Customers for the Photovoltaics segment include Boeing, General Dynamics, the Indian Space Research Organization (“ISRO”), Lockheed Martin, and Space Systems/Loral.

Annual revenues increased $5.3 million or 16% to $38.7 million from $33.4 million, as reported in the prior year. On a quarterly basis, fiscal 2006 revenues were $10.7 million, $10.3 million, $10.4 million and $7.3 million. On a quarterly basis, fiscal 2005 revenues were $7.5 million, $7.8 million, $8.8 million and $9.3 million.  Revenue for the quarter ended September 30, 2006 was reduced because EMCORE did not receive export licenses covering three international satellite programs in time to ship product.  EMCORE has since received license approvals on all three of the programs and the delayed orders were shipped to the customers. EMCORE is currently required to obtain approvals from the Department of State in order to export certain satellite photovoltaic products. EMCORE has shipped these specific products in the past and has requested a Commodity Jurisdiction classification that would simplify the export of these products.  Government contract revenues totaled $9.2 million and $9.4 million in fiscal 2006 and 2005, respectively.  Photovoltaics revenue represented 27% and 29% of EMCORE's total consolidated revenues for fiscal 2006 and 2005, respectively.

We see additional areas for growth resulting from the joint venture between ISRO and EADS Astrium for the manufacture of GEO communication satellites. EMCORE is a leading supplier of solar cell products to ISRO, and we anticipate increased activity with that customer. Government and military procurement remains steady, and we have succeeded in gaining market share in that area.  We have recently has been awarded solar panel government contracts for military and science missions, and this represents an expansion of our customer base.

EMCORE had been engaged in a multi-year cost reimbursable solar cell development and production contract for a major U.S. aerospace corporation. It was previously reported that the contract would exceed $40.0 million in development and production revenues over the next several years.  Although we recognized significant revenues for this program during fiscal 2007, our customer notified us in August 2007 that their program had been terminated by the U.S. Government for its convenience.  We adjusted our order backlog accordingly and this will have no effect on our fiscal 2008 revenue guidance.  In fiscal 2008, we expect to recognize additional revenue from this program related to contract termination costs.  We also expect revenue in fiscal 2008 from a new U.S. Government contract that has similar technical contract requirements.

In February 2006, EMCORE was awarded a subcontract to participate in the Defense Research Projects Agency (DARPA) Very High Efficiency Solar Cell (VHSEC) program to more than double the efficiency of terrestrial solar cells within the next fifty months. EMCORE was selected by the University of Delaware, the prime contractor for the DARPA VHSEC program, to develop advanced III-V multi-junction solar cells in Phase I of the program effort. The VHSEC program will provide up to $53.0 million in funding, which will be awarded to program participants in various phases over the next several years.

In August 2007, EMCORE was awarded a follow-on production order from Green and Gold Energy (GGE) for three million solar cells for use in GGE's SunCubeTM terrestrial concentrator system. This 105 MW purchase order represents the largest procurement of concentrator solar cells in the industry to date and is a follow-on order to an initial 5 MW order placed earlier in 2007. All hardware ordered under this contract is to be shipped by December 2008.

Gross Profit

Gross profit increased $6.7 million or 35% to $26.0 million from $19.3 million in the prior year. Compared to the prior year, gross margins increased from 16.7% to 18.1%. On a segment basis, margins for Fiber Optics increased from 18% to 21% primarily from the increase in sales volume and savings from our manufacturing cost reduction program offset slightly from declining average selling prices.  Margins for the Photovoltaics segment decreased from 14% to 13%.  This decrease was due to product mix shift to generally lower margin products and higher overhead absorption variances as EMCORE consolidated its solar panel operations into a state-of-the-art facility located in Albuquerque, New Mexico.

Actions designed to improve our gross margins (through product mix improvements, cost reductions associated with product transfers and product rationalization, maximizing production yields on high-performance devices and quality improvements, among other things) continue to be a principal focus for us.  The establishment of a modern solar panel manufacturing facility, adjacent to our solar cell fabrication operations, should facilitate consistency, as well as reduce manufacturing costs. The benefit of having these operations located on one site is expected to provide high quality, high reliability and cost-effective solar components. Solar panel production operations ceased at our California solar panel facility in June 2006 and the facility was vacated in December 2006.  We focus our activities on developing new process control and yield management tools that enable us to accelerate the adoption of new technologies into full-volume production, while minimizing their associated risks.

On October 1, 2005, EMCORE adopted SFAS 123(R) and incurred stock-based compensation expense as more fully described in Note 3 to EMCORE’s consolidated financial statements.  In fiscal 2006, gross profit includes $1.1 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R).

Operating Expenses

Selling, General and Administrative.  SG&A expenses increased $15.0 million or 65% to $38.2 million from $23.2 million in the prior year.  Consistent with prior years, SG&A expense includes corporate overhead expenses.  As a percentage of revenue, SG&A increased from 20% to 27%. The increase in SG&A expense is primarily due to:

•	acquisitions of Phasebridge Inc., Force Inc., and K2 Optronics, Inc.;
•	a related-party partial loan forgiveness to our Chief Executive Officer that totaled approximately $2.7 million as more fully described in Note 10 to EMCORE’s consolidated financial statements;

•
stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) totaling $2.3 million.  As part of the restatement, stock-based compensation expense in fiscal 2005 totaled $0.2 million;

•	Sarbanes-Oxley, in particular Section 404, compliance expense;
•	professional fees incurred associated with our review of historical stock option grants;
•	expenses associated with the move of our solar panel manufacturing facility to Albuquerque, New Mexico; and
•	continued investment in personnel strategic to our business.

Research and Development.   Our R&D efforts have been sharply focused to maintain our technological leadership position by working to improve the quality and attributes of our product lines. We also invest significant resources to develop new products and production technology to expand into new market opportunities by leveraging our existing technology base and infrastructure. Our efforts are focused on designing new proprietary processes and products, on improving the performance of our existing materials, components, and subsystems, and on reducing costs in the product manufacturing process. In addition to using our internal capacity to develop and manufacture products for our target markets, EMCORE continues to expand its portfolio of products and technologies through acquisitions.

R&D expenses increased $3.2 million or 19% to $19.7 million from $16.5 million in the prior year.  The increase in R&D is due to expenses attributable to the three businesses acquired since November 2005 and additional stock-based compensation expense of $1.3 million related to the adoption of SFAS 123(R).  As a percentage of revenue, R&D remained flat at 14% for both fiscal 2006 and 2005.  We believe that recently completed R&D projects have the potential to greatly improve our competitive position and drive revenue growth in the next few years.

As part of the ongoing effort to cut costs, many of our projects are to develop lower cost versions of our existing products and of our existing processes, while improving quality. Also, we have implemented a program to focus research and product development efforts on projects that we expect to generate returns within one year. As a result, over the last several years, EMCORE has reduced overall R&D costs as a percentage of revenue without, we believe, jeopardizing future revenue opportunities. Our technology and product leadership is an important competitive advantage. Driven by current and anticipated demand, we will continue to invest in new technologies and products that offer our customers increased efficiency, higher performance, improved functionality, and/or higher levels of integration.  In fiscal 2007, we expect R&D spending to significantly increase as we invest in solar power concentrator system development.

Impairment.  EMCORE recorded approximately $2.2 million of impairment charges on goodwill and intellectual property associated with the June 2004 acquisition of Corona Optical Systems, as more fully described in Note 9 to EMCORE’s consolidated financial statements.

Other Income & Expenses

Loss from Convertible Subordinated Notes Exchange Offer. In November 2005, EMCORE exchanged $14.4 million aggregate principal amount of EMCORE’s 5% convertible subordinated notes due in May 2006 for $16.6 million aggregate principal amount of newly issued convertible senior subordinated notes due May 15, 2011. As a result of this transaction, EMCORE recognized approximately $1.1 million of expense in the first quarter of fiscal 2006 related to the early extinguishment of debt. EMCORE will also incur additional expense of approximately $1.1 million over the life of the subordinated notes, which will be charged to interest expense. This charge will increase interest expense by approximately $50,000 per quarter through May 2011, the maturity date of the convertible subordinated notes.

Impairment of Investment. In February 2002, EMCORE purchased preferred stock of Archcom Technologies, Inc., a venture-funded, start-up optical networking components company that designs, manufactures and markets a series of high performance lasers and photodiodes for datacom and telecom industries. In fiscal 2006, EMCORE wrote-off its remaining investment in Archcom totaling $0.5 million.

Net Gain on Sale of GELcore Investment. In August 2006, EMCORE sold its 49% membership interest in GELcore, LLC for $100.0 million to General Electric Corporation, which prior to the transaction owned the remaining 51% membership interest in GELcore.  EMCORE recorded a net gain of $88.0 million, before tax, on the sale of GELcore, after netting EMCORE’s investment in this joint venture of $10.8 million and transaction expenses of $1.2 million.

Provision for Income Taxes

EMCORE recorded a provision for income taxes totaling $1.9 million in connection with the gain on the sale of GELcore.  As a result of its losses, the Company did not incur any income tax expense in fiscal 2005.

See Item 8 – Financial Statements and Supplementary Data, specifically Note 17 of the Notes to Consolidated Financial Statements, for further discussion of the financial tax impact of the sale of GELcore and tax expense adjustments associated with our historical stock option grant review.

Discontinued Operations

On August 18, 2006, EMCORE completed the sale of the assets of its EMD division, including inventory, fixed assets, and intellectual property to IQE.  Under the terms of the purchase agreement, EMCORE sold the EMD Business to IQE for $16.0 million, consisting of $13.0 million in cash and $3.0 million in the form of a secured promissory note of IQE, guaranteed by IQE's affiliates. The note was completely repaid in fiscal 2007, via four quarterly installments at an annual interest rate of 7.5%.  All 56 employees of the EMD division were transferred to IQE in connection with the sale.  EMCORE recorded a net gain of $7.6 million, after tax, on the sale of EMD, after netting EMCORE’s investment in EMD of $6.0 million and transaction expenses of $2.4 million. EMCORE’s financial statements have been reclassified to reflect the EMD Business as a discontinued operation for all periods presented.

In November 2003, EMCORE sold its TurboDisc capital equipment business in an asset sale to a subsidiary of Veeco Instruments Inc. (Veeco). The selling price was $60.0 million in cash at closing, with a potential additional earn-out up to $20.0 million over the next two years, calculated based on the net sales of TurboDisc products. In March 2005, EMCORE received $13.2 million of earn-out payment from Veeco in connection with its first year of net sales of TurboDisc products. After offsetting this receipt against expenses related to the discontinued operation, EMCORE recorded a net gain from the disposal of discontinued operations of $12.5 million. In March 2006, EMCORE received manufacturing equipment valued at  $2.0 million less $0.1 million tax as a final earn-out payment from Veeco in connection with Veeco’s second year of net sales of TurboDisc products.  The cumulative additional earn-out totaled $15.2 million or 76% of the maximum available payout of $20.0 million.

Comparison of Fiscal Years Ended September 30, 2005 and 2004

Consolidated Revenue

EMCORE’s consolidated revenue increased $33.5 million or 41% to $115.4 million from $81.9 million, as reported in the prior year. International sales decreased $6.9 million or 26%, when compared to the prior year. Revenue from government contracts increased $6.6 million or 236% to $9.4 million from $2.8 million, as reported in the prior year. A comparison of revenue achieved at each of EMCORE’s operating segments follows:

Fiber Optics.  Annual revenues increased $25.8 million or 46% to $82.0 million from $56.2 million, as reported in the prior year. On a quarterly basis, fiscal 2005 revenues were $17.7 million, $19.0 million, $21.1 million and $24.2 million.  On a quarterly basis, fiscal 2004 revenues were $15.5 million, $14.2 million, $11.9 million and $14.6 million.  Increased sales volume of 10G Ethernet transceiver modules and CATV and FTTP components were the reason for the significant increase in annual revenues.  There were no government contract revenues for fiber optics products in fiscal 2005 or 2004. Fiber optics revenue represented 71% and 69% of EMCORE's total consolidated revenues for fiscal 2005 and 2004, respectively.

Photovoltaics. Annual revenues increased $7.7 million or 30% to $33.4 million from $25.7 million, as reported in the prior year. On a quarterly basis, fiscal 2005 revenues were $7.5 million, $7.8 million, $8.8 million and $9.3 million.  On a quarterly basis, fiscal 2004 revenues were $4.5 million, $6.1 million, $6.8 million and $8.3 million.  The increase in revenue was attributable to both increases in solar cell orders and government research contracts.  Government contract revenues for photovoltaics products were $9.4 million and $2.8 million in fiscal years 2005 and 2004, respectively. Photovoltaics revenue represented 29% and 31% of EMCORE's total consolidated revenues for fiscal 2005 and 2004, respectively.

Gross Profit

Gross profit increased $14.8 million or 329% to $19.3 million from $4.5 million in the prior year. Compared to the prior year, gross margins increased from 5.5% to 16.7%. On a segment basis, Fiber Optics margins increased from 12% to 18% due to increased revenues and improvement on material costs.  Photovoltaics margins increased from (8%) to 14% due to increased revenues, completion of profitable solar panel contracts and significant improvement on manufacturing metrics and yields.

Operating Expenses

Selling, General and Administrative.  SG&A expenses increased $3.2 million or 16% to $23.2 million from $20.0 million in the prior year.  This increase is a direct result of acquisition-related charges, costs incurred as we fully implemented the requirements of the Sarbanes-Oxley Act of 2002, in particular Section 404 thereof, the continued investment in personnel strategic to our business, severance charges, and expenses associated with the Company’s April 2005 announcement to move its solar panel manufacturing facility to Albuquerque, New Mexico. Fiscal 2005 SG&A expense included approximately $0.9 million in severance-related charges and approximately $2.3 million in expenses related to the relocation of this facility. The severance-related charges were provided to 54 employees that were involuntary affected by a reduction in workforce. In fiscal 2004, EMCORE incurred $1.2 million in severance-related charges related to employee termination costs for 110 employees.  As a percentage of revenue, SG&A decreased from 24% to 20%.

Research and Development.  R&D expenses decreased $3.6 million or 18% to $16.5 million from $20.1 million in the prior year.  The primary reason for the annual decrease in R&D expense was the divestiture of product technology (see Note 7 in the Notes to the Consolidated Financial Statements for further details). In April 2005, EMCORE divested an R&D project that was focused on gallium nitride (GaN)-based power electronic devices for the power device industry. The new company, Velox Semiconductor Corporation (Velox), raised $6.0 million from various venture capital partnerships. Five EMCORE employees transferred to Velox as full-time personnel and EMCORE contributed intellectual property and equipment, receiving a 19.2% stake in Velox. As a percentage of revenue, R&D decreased from 25% in fiscal 2004 to 14% in fiscal 2005.

Other Income & Expenses

Interest Expense, net. Interest expense, net decreased $1.6 million, or 30%, to $3.8 million in fiscal 2005 from $5.4 million in fiscal 2004. This decrease is primarily due to the retirement of approximately $65.7 million of EMCORE’s subordinated debt through a debt exchange accomplished in February 2004.

Net Gain From Debt Extinguishment. In February 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of the remaining 2006 Notes for approximately $80.3 million aggregate principal amount of new 5% Convertible Senior Subordinated Notes due May 15, 2011 and approximately 7.7 million shares of EMCORE common stock. As a result of this transaction, EMCORE recorded a net gain from early debt extinguishment before tax of approximately $12.3 million.

Impairment of Investment. In February 2002, EMCORE purchased $1.0 million of preferred stock of Archcom Technologies, Inc., a venture-funded, start-up optical networking components company that designs, manufactures and markets a series of high performance lasers and photodiodes for datacom and telecom industries. In fiscal 2004, EMCORE chose not to participate in an equity offering at Archcom, which diluted EMCORE’s ownership in half to $0.5 million.

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

Discontinued Operations

EMCORE sold its TurboDisc capital equipment business in November 2003.  During fiscal 2004, EMCORE recognized a gain on the disposal of the TurboDisc business of $19.6 million. In March 2005, EMCORE received $13.2 million of earn-out payment from Veeco in connection with its first year of net sales of TurboDisc products. After offsetting this receipt against expenses related to the discontinued operation, EMCORE recorded a net gain from the disposal of discontinued operations of $12.5 million.

Liquidity and Capital Resources

Working Capital

As of September 30, 2006, EMCORE had working capital of approximately $129.7 million, which was an increase of $72.7 million when compared to $57.0 million as of September 30, 2005. Cash, cash equivalents, and marketable securities as of September 30, 2006 totaled $124.0 million, which reflects a net increase of $83.8 million from September 30, 2005. The increase was primarily due to proceeds received from the sale of our GELcore investment.

Cash Flow

Net Cash Used For Operations - Net cash used for operating activities increased $11.0 million or 72% to $26.3 million for the fiscal year ended September 30, 2006 from $15.3 million, as reported in the prior period, primarily due to increased revenues and operations associated with recent business acquisitions.

Net Cash Provided by Investing Activities - For the twelve months ended September 30, 2006, net cash provided by investing activities increased by $10.7 million to $24.2 million from $13.5 million, as reported in the prior year. Changes in investing cash flow during the twelve months ended September 30, 2006 and 2005 consisted of:

•
Cash proceeds received during fiscal year 2006 of $100.0 million from the sale of the GELcore investment and $13.0 million from the sale of the EMD Division.  Cash proceeds of $13.2 million from the first year of earn-out payment from Veeco in connection with its first year of net sales of TurboDisc products in fiscal year 2005.

•
Capital expenditures increased to $7.3 million during fiscal year 2006 from $5.1 million, as reported in the prior fiscal year. A significant portion of the increase in capital spending is related to our Photovoltaics division as it increases manufacturing capacity.

•
EMCORE purchased a net of $80.7 million of marketable securities during fiscal year 2006 with the proceeds from the sale of the GELcore investment and EMD Division compared to a net sale of $11.5 million in marketable securities during fiscal year 2005.

Net Cash Provided By Financing Activities - For the twelve months ended September 30, 2006, net cash provided by financing activities increased $3.2 million to $5.1 million from $1.9 million. The increase was primarily driven by the proceeds from the exercise of stock options of $6.3 million in fiscal 2006 compared to $0.9 million in fiscal 2005.

Financing Transactions

In May 2001, EMCORE issued $175.0 million aggregate principal amount of its 5% convertible subordinated notes due in May 2006 (“2006 Notes”). In December 2002, EMCORE purchased $13.2 million principal amount of the 2006 Notes at prevailing market prices for an aggregate of approximately $6.3 million, resulting in a gain of approximately $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million. In February 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of its remaining 2006 Notes for approximately $80.3 million aggregate principal amount of new 5% convertible senior subordinated notes due May 15, 2011 (“2011 Notes”) and approximately 7.7 million shares of EMCORE common stock. Interest on the 2011 Notes is payable in arrears semiannually on May 15 and November 15 of each year. The notes were convertible into EMCORE common stock at a conversion price of $8.06 per share, subject to adjustment under customary anti-dilution provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share for at least twenty trading days within a period of any thirty consecutive trading days. As a result of this transaction, EMCORE reduced debt by approximately $65.7 million, recorded a gain from early debt extinguishment of approximately $12.3 million.

In November 2005, EMCORE exchanged $14.4 million aggregate principal amount of EMCORE’s 2006 Notes for $16.6 million aggregate principal amount of newly issued convertible senior subordinated notes due May 15, 2011 (“New 2011 Notes”) pursuant to an Exchange Agreement (“Agreement”) with Alexandra Global Master Fund Ltd. (“Alexandra”).  The terms of the New 2011 Notes are identical in all material respects to EMCORE’s 2011 Notes.  The New 2011 Notes are ranked pari passu with the existing 2011 Notes.  The New 2011 Notes will be convertible at any time prior to maturity, unless previously redeemed or repurchased by EMCORE, into the shares of EMCORE common stock, no par value, at the conversion rate of 124.0695 shares of common stock per $1,000 principal amount.  The effective conversion rate was  $8.06 per share of common stock, subject to adjustment under customary anti-dilution provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share for at least twenty trading days within a period of any thirty consecutive trading days.  As a result of this transaction, EMCORE recognized approximately $1.1 million in the first quarter of fiscal 2006 related to the early extinguishment of debt. EMCORE will also incur additional expense of approximately $1.1 million over the life of the subordinated notes issued to Alexandra, which will be charged to interest expense. Furthermore, the 2006 Notes exchanged by Alexandra represented approximately 91.4% of the $15.8 million total amount of existing 2006 Notes outstanding at the time of the transaction.  EMCORE paid the remaining $1.4 million of 2006 Notes on the May 15, 2006 maturity date.

For the years ended September 30, 2006, 2005, and 2004, interest expense relating to the notes approximated $5.4 million, $4.8 million, and $6.2 million, respectively.

The $2.3 million of costs incurred in connection with the issuance of the 2006 Notes, 2011 Notes and the New 2011 Notes were capitalized and are being amortized to SG&A on a straight-line basis for over the remaining life of the notes which approximates the charge using the implied interest method. Issuance costs related to the notes, net of amortization, were $1.1 million and $1.5 million as of September 30, 2006 and 2005, respectively. The unamortized portions of the issuance costs are included in “Other assets” on the consolidated balance sheets.  See Note 22 - Subsequent Events for recent modifications to the Convertible Subordinated Notes and April 2007 note settlement.

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

In September 2005, EMCORE entered into a non-recourse receivables purchase agreement (“AR Agreement”) with Silicon Valley Bank (“SVBank”).  Under the terms of the AR Agreement, EMCORE from time to time may sell, without recourse, certain account receivables to SVBank up to a maximum aggregate outstanding amount of $20.0 million.   In September 2006 and 2005, EMCORE sold approximately $3.0 million and $2.2 million of account receivables to SVBank, respectively.  The AR Agreement expired on December 31, 2006.

Contractual Obligations and Commitments

EMCORE’s contractual obligations and commitments over the next five years are summarized in the table below:

As of September 30, 2006
(in millions)	Total		2007	2008 to 2009	2010 to 2011		2012 and later

Convertible subordinated notes (1)	$96.8	(1)	$11.4	$-	$85.4	(1)	$-
Interest on convertible subordinated notes	23.4		4.6	9.4	9.4		-
Operating lease obligations	11.8		1.7	2.5	2.2		5.4
JDSU inventory obligations	1.4		1.4	-	-		-
Letters of credit	0.7		0.7	-	-		-

Total contractual cash obligations and commitments	$134.1		$19.8	$11.9	$97.0		$5.4

_______________
(1)	Does not include $0.9 million of loss related to extinguishment of debt incurred in fiscal year 2005 (see Note 15 – Convertible Subordinated Notes).

Our long-term debt is convertible debt, and therefore may be converted to EMCORE common stock before maturity under certain circumstances. Operating leases includes non-cancelable terms and excludes renewal option periods, property taxes, insurance and maintenance expenses on leased properties.  The JDSU inventory purchase obligation is an estimate based on the best information available. As of September 30, 2006, EMCORE does not have any significant purchase obligations or other long-term liabilities beyond those listed in the table above.

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

Due to the Special Committee investigation and resulting restatements, we did not file our periodic reports with the SEC on time and faced the possibility of delisting of our stock from the NASDAQ Global Market. With the filing of this Annual Report and our Quarterly Reports on Form 10-Q thereafter for the quarters ended December 31, 2006, March 31, 2007, and June 30, 2007, we believe we have returned to full compliance with SEC reporting requirements and NASDAQ listing requirements and, therefore, the NASDAQ delisting matter should now be resolved.  However, if the SEC has comments on these reports (or other reports that we previously filed) that require us to file amended reports, or if the NASDAQ does not concur that we are in compliance with applicable listing requirements, we may be unable to maintain an effective listing of our stock on NASDAQ.  If this happens, the price of our stock and the ability of our shareholders to trade in our stock could be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, which could adversely affect our business and results of operations.

Subsequent Events

Relocation of Headquarters and Departure and Appointment of Certain Officers

Shortly after the Company sold both its New Jersey-based EMD Division and its GELcore joint venture, we announced the relocation of our headquarters to Albuquerque, New Mexico.  Three officers of the Company decided against relocation and resigned.

•
Mr. Thomas G. Werthan, an Executive Vice President and Chief Financial Officer of the Company, resigned and left the Company on February 19, 2007. Mr. Werthan joined the Company in June 1992.  Mr. Werthan will continue to be a member of the Board of Directors, a position he has held since joining the Company.  In February 2007, Mr. Adam Gushard, former Vice President of Finance, was appointed Interim Chief Financial Officer.  As discussed in Note 10, Receivables, of the Notes to Consolidated Financial Statements, in connection with Mr. Werthan’s resignation and pursuant to the terms of his promissory note, the Board of Directors forgave a loan he had with the Company.  Mr. Werthan was responsible for the personal taxes related to the loan forgiveness.

•
Mr. Howard W. Brodie, an Executive Vice President, Chief Legal Officer and Secretary of the Company, resigned and left the Company on April 27, 2007. Mr. Brodie joined the Company in 1999.  In April 2007, Mr. Keith Kosco was appointed Chief Legal Officer and Secretary of the Company.

•
Dr. Richard A. Stall, Executive Vice President and the Chief Technology Officer of the Company, resigned and left the Company on June 27, 2007. Dr. Stall co-founded the Company in 1984.   On December 18, 2006, after ten years of service on the Board, Dr. Stall resigned his seat on the Board.  Dr. John Iannelli, Ph.D. joined the Company in January 2003 through the acquisition of Ortel from Agere Systems and was appointed Chief Technology Officer in June 2007.

In addition, Mr. Scott T. Massie, an Executive Vice President and Chief Operating Officer of the Company, resigned and left the Company on December 29, 2006.  Dr. Hong Q. Hou was appointed as President and Chief Operating Officer and was elected to the Company’s Board of Directors.

The Company also reported that Mr. Reuben F. Richards will continue to serve as Chief Executive Officer until the Company’s Annual Meeting in 2008, at which time he will become Executive Chairman and Chairman of the Board of Directors and Dr. Thomas J. Russell, the current Chairman, will become Chairman Emeritus and Lead Director. The Board of Directors has offered Dr. Hong Q. Hou the position of Chief Executive Officer after Mr. Richards becomes Chairman.

Restructuring of the Company’s 5% Convertible Senior Subordinated Notes due 2011

On April 9, 2007, the Company entered into a First Supplemental Indenture (the “2004 Supplemental Indenture”) with Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), which amends the Indenture, dated as of February 24, 2004 (the “2004 Indenture”), between the Company and the Trustee, governing the Company’s 5% Convertible Senior Subordinated Notes due 2011 issued thereunder (the “2004 Notes”). Also on April 9, 2007, the Company entered into a First Supplemental Indenture (the “2005 Supplemental Indenture” and together with the 2004 Supplemental Indenture, the “Supplemental Indentures”) with the Trustee, which amends the Indenture, dated as of November 16, 2005 (the “2005 Indenture” and together with the 2004 Indenture, the “Indentures”), between the Company and the Trustee, governing the Company’s 5% Convertible Senior Subordinated Notes due 2011 issued thereunder (the “2005 Notes” and together with the 2004 Notes, the “Notes”).

Each Supplemental Indenture, among other things, increased the interest rate of the applicable Notes to 5.5% from 5.0%, reduced the Conversion Price (as defined in the applicable Indenture) from $8.06 to $7.01, provided for an increase in the Conversion Rate (as defined in the applicable Supplemental Indenture) in the event of a Non-Stock Change of Control (as defined in the applicable Supplemental Indenture), amended the restriction on payment of dividends, amended the definition of “Events of Default” and provided for an additional payment in certain circumstances in which the Company fails to comply with its reporting obligations under the applicable Indenture. The Supplemental Indentures also provided a waiver of the Company’s failure to file certain reports with the Securities and Exchange Commission (the “SEC”).

In order to give effect to the Supplemental Indentures, the Company entered into a Consent to Amendment and Waiver, dated as of April 9, 2007 (the “2004 Consent”), with certain holders of the 2004 Notes (the “2004 Consenting Holders”), and a Consent to Amendment and Waiver, dated as of April 9, 2007 (the “2005 Consent” and together with the 2004 Consent, the “Consents”), with the holder of the 2005 Notes (together with the 2004 Consenting Holders, the “Consenting Holders”), pursuant to which holders of at least a majority of the outstanding 2004 Notes and at least a majority of the 2005 Notes consented to the execution and delivery of the 2004 Supplemental Indenture and the 2005 Supplemental Indenture, respectively. The Consenting Holders also waived any and all Defaults (as defined in the applicable Indenture) and Events of Default (as defined in the applicable Indenture) relating to any failure of the Company to observe or perform any covenant or agreement contained in the Notes or the Indentures as a result of the Company’s failure to file with the SEC, or with the Trustee, its Annual Report on Form 10-K for the year ended September 30, 2006, its Annual Report on Form 10-Q for the quarter ended December 31, 2006 and/or any other reports that the Company fails to file in a timely manner for reasons in whole or in part directly or indirectly attributable to or arising out of the Company’s review of its historical stock option grants as initially reported in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006. The Consenting Holders agree to rescind any notice of acceleration delivered to the Company with respect to such failure to file.

The Consents also provided the Company with the option to repurchase an aggregate of $11.4 million of the outstanding principal amount of the Notes held by the Consenting Holders at a purchase price equal to $1,000 per $1,000 principal amount of the Notes purchased, plus accrued and unpaid interest, if any, to but excluding the date of purchase. The Company exercised this option and repurchased $11.4 million of its outstanding notes on April 13, 2007.  Accordingly, the Company classified the $11.4 million principal repayment as a current liability as of September 30, 2006.

Section 409A

Section 409A of the Internal Revenue Code (“Section 409A”) states that options granted with an exercise price below the fair market value are subject to a 20% excise tax on any gains derived from the exercise of such options if the options vested subsequent to December 31, 2004 and were exercised subsequent to December 31, 2005 (the “Affected Options”).  The Company has taken certain actions to address the adverse tax consequences under Section 409A and a comparable provision of the California Tax Code (“California Section 409A”) resulting to individuals that received Affected Options. The Company participated in a Federal Internal Revenue Service and a California Franchise Tax Board program and paid the Section 409A and California Section 409A taxes and interest on behalf of these non-executives.  The Company incurred and recorded approximately $0.3 million in the second quarter of fiscal 2007 in connection with its participation in these programs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.  We do not use derivative financial instruments for speculative purposes.

Currency Exchange Rates. Although EMCORE enters into transactions denominated in foreign currencies from time to time, the total amount of such transactions is not material. Accordingly, fluctuations in foreign currency values would not have a material adverse effect on our future financial condition or results of operations. However, some of our foreign suppliers may adjust their prices (in $US) from time to time to reflect currency exchange fluctuations, and such price changes could impact our future financial condition or results of operations.  The Company does not currently hedge foreign currency exposure.

Interest Rates. We maintain an investment portfolio in a variety of high-grade (AAA), short-term debt and money market instruments, which carry a minimal degree of interest rate risk. Due in part to these factors, our future investment income may be slightly less than expected because of changes in interest rates, or we may suffer insignificant losses in principal if forced to sell securities that have experienced a decline in market value because of changes in interest rates.  The Company does not currently hedge its interest rate exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EMCORE CORPORATION
Consolidated Statements of Operations
For the fiscal years ended September 30, 2006, 2005 and 2004
(in thousands, except per share data)

	2006	(As restated) (1) 2005	(As restated) (1) 2004
Revenue	$143,533	$115,367	$81,885
Cost of revenue	117,581	96,065	77,412
Gross profit	25,952	19,302	4,473

Operating expenses:
Selling, general and administrative	38,177	23,219	20,019
Research and development	19,692	16,454	20,058
Impairment of goodwill and intellectual property	2,233	-	-
Total operating expenses	60,102	39,673	40,077
Operating loss	(34,150)	(20,371)	(35,604)

Other (income) expense:
Interest income	(1,286)	(1,081)	(783)
Interest expense	5,352	4,844	6,156
Loss from convertible subordinated notes exchange offer	1,078	-	-
Net gain from debt extinguishment	-	-	(12,312)
Impairment of investment	500	-	500
Loss on disposal of property, plant and equipment	424	439	-
Net gain on sale of GELcore investment	(88,040)	-	-
Equity in net loss (income) of GELcore investment	599	112	(789)
Equity in net loss of Velox investment	332	-	-
Total other (income) expense	(81,041)	4,314	(7,228)

Income (loss) from continuing operations before income taxes	46,891	(24,685)	(28,376)

Provision for income taxes	1,852	-	-
Income (loss) from continuing operations	45,039	(24,685)	(28,376)

Discontinued operations:
Income (loss) from discontinued operations	373	(1,276)	(5,162)
Gain on disposal of discontinued operations, net of tax	9,511	12,476	19,584
Income from discontinued operations	9,884	11,200	14,422

Net income (loss)	$54,923	$(13,485)	$(13,954)

Per share data:
Basic per share data:
Income (loss) from continuing operations	$0.91	$(0.52)	$(0.66)
Income from discontinued operations	0.20	0.24	0.34
Net income (loss)	$1.11	$(0.28)	$(0.32)

Diluted per share data:
Income (loss) from continuing operations	$0.87	$(0.52)	$(0.66)
Income from discontinued operations	0.19	0.24	0.34
Net income (loss)	$1.06	$(0.28)	$(0.32)

Weighted-average number of shares outstanding:
Basic	49,687	47,387	43,303
Diluted	52,019	47,387	43,303
______________________
(1)  See Note 20 “Restatement of Consolidated Financial Statements” in Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Balance Sheets
As of September 30, 2006 and 2005
(in thousands)

	2006	(As restated) (1) 2005
ASSETS
Current assets:
Cash and cash equivalents	$22,592	$19,525
Restricted cash	738	547
Marketable securities	101,375	20,650
Accounts receivable, net of allowance of $552 at September 30, 2006 and $320 at September 30, 2005	27,387	20,163
Receivables, related parties	453	4,197
Notes receivable	3,000	-
Inventory, net	23,252	17,159
Prepaid expenses and other current assets	4,518	3,529
Assets of discontinued operations	-	7,249

Total current assets	183,315	93,019

Property, plant and equipment, net	55,186	54,539
Goodwill	40,447	34,643
Other intangible assets, net	4,293	5,175
Investments in unconsolidated affiliates	981	12,698
Long-term receivables, related parties	82	169
Other non-current assets, net	3,243	6,044

Total assets	$287,547	$206,287

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,122	$13,851
Accrued expenses and other current liabilities	22,082	17,877
Convertible subordinated notes, current portion	11,428	1,350
Liabilities of discontinued operations	-	2,945

Total current liabilities	53,632	36,023

Convertible subordinated notes	84,516	94,701

Total liabilities	138,148	130,724

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 100,000 shares authorized, 50,962 shares issued and 50,803 shares outstanding as of September 30, 2006; 48,023 shares issued and 48,003 outstanding as of September 30, 2005	436,338	416,274
Accumulated deficit	(284,856)	(339,779)
Treasury stock, at cost; 159 shares as of September 30, 2006; 20 shares as of September 30, 2005	(2,083)	(932)
Total shareholders’ equity	149,399	75,563

Total liabilities and shareholders’ equity	$287,547	$206,287
 ______________________
(1)  See Note 20 “Restatement of Consolidated Financial Statements” in Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Shareholders’ Equity
For the fiscal years ended September 30, 2006, 2005 and 2004
(in thousands)

	Common Stock Shares	Common Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Notes Receivable	Treasury Stock	Total Shareholders’ Equity
Balance at September 30, 2003, as previously reported	37,307	$335,266	$(289,438)	$(90)	$(34)	$(932)	$44,772

Stock-based compensation in opening shareholders’ equity(1)		22,902	(22,902)				-

Balance at September 30, 2003, (as restated) (1)	37,307	358,168	(312,340)	(90)	(34)	(932)	44,772

Net loss, as restated (1)			(13,954)				(13,954)
Unrealized loss on marketable securities				4			4
Translation adjustment				(25)			(25)
Comprehensive loss							(13,975)

Stock-based compensation (1)		528					528
Stock option exercises	1,328	2,642					2,642
Compensatory stock issuances	230	812					812
Issuance of common stock – ESPP	411	911					911
Subordinated debt exchange	7,655	50,119					50,119

Balance at September 30, 2004, (as restated) (1)	46,931	413,180	(326,294)	(111)	(34)	(932)	85,809

Net loss, as restated (1)			(13,485)				(13,485)
Translation adjustment				111			111
Comprehensive loss							(13,374)

Stock-based compensation (1)		378					378
Stock option exercises	483	936					936
Compensatory stock issuances	247	774					774
Issuance of common stock – ESPP	342	1,006					1,006
Forgiveness of shareholders’ note receivable					34		34

Balance at September 30, 2005, (as restated) (1)	48,003	416,274	(339,779)	-	-	(932)	75,563

Net income (and comprehensive loss)			54,923				54,923
Stock-based compensation expense		4,994					4,994
Stock option exercises	1,655	6,326					6,326
Compensatory stock issuances	97	758					758
Issuance of common stock – ESPP	217	1,108					1,108
Issuance of common stock for acquisition of:
Force, Inc.	240	1,625					1,625
Phasebridge, Inc.	128	700					700
K2 Optronics, Inc.	549	4,135					4,135
Shares issued in lieu of royalties	53	418					418
Treasury stock	(139)					(1,151)	(1,151)

Balance at September 30, 2006	50,803	$436,338	$(284,856)	$-	$-	$(2,083)	$149,399
______________________
(1)  See Note 20 “Restatement of Consolidated Financial Statements” in Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the fiscal years ended September 30, 2006, 2005 and 2004
(in thousands)

	2006	(As restated) (1) 2005	(As restated) (1) 2004
Cash flows from operating activities:
Net income (loss)	$54,923	$(13,485)	$(13,954)

Adjustments to reconcile net income (loss) to net cash used for operating activities:
Recognition of loss on marketable securities	-	-	(25)
Stock-based compensation expense	4,727	317	339
(Income) loss from discontinued operations	(373)	1,276	5,162
Gain on disposal of discontinued operations	(9,511)	(12,476)	(19,584)
Gain on sale of GELcore investment	(88,040)	-	-
Gain from debt extinguishment	-	-	(12,312)
Depreciation and amortization expense	12,332	13,177	15,722
Loss on disposal of property, plant and equipment	424	439	-
Provision (adjustment) for doubtful accounts	183	(290)	(178)
Accretion of loss from convertible subordinated notes exchange offer	165	-	-
Loss on convertible subordinated notes exchange offer	1,078	-	-
Equity in net loss (income) of unconsolidated affiliates	931	112	(789)
Compensatory stock issuances	758	775	812
Reduction of note receivable due for services received	521	521	521
Loss on impairment of goodwill and intellectual property	2,233	-	-
Impairment of investment	500	-	500
Forgiveness of shareholders’ notes receivable	2,613	34	-
Total non-cash adjustments	(71,459)	3,885	(9,832)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(7,690)	(787)	(5,766)
Related party receivables	67	(397)	110
Inventory	(5,523)	(503)	758
Prepaid and other current assets	(48)	(1,114)	(1,067)
Other assets	(302)	(298)	(701)
Accounts payable	4,148	165	7,656
Accrued expenses and other current liabilities	1,248	(965)	434
Total change in operating assets and liabilities	(8,100)	(3,899)	1,424

Net cash used for operating activities of continuing operations	(79,559)	(14)	(8,408)
Net cash used for operating activities of discontinued operations	(1,652)	(1,788)	(9,976)

Net cash used for operating activities	(26,288)	(15,287)	(32,338)

Cash flows from investing activities:
Cash proceeds from sale of GELcore investment	100,000	-	-
Purchase of plant and equipment	(7,311)	(5,134)	(2,728)
Investments in unconsolidated affiliates	-	(1,495)	-
Proceeds from (investments in) associated company	500	(1,000)	-
Cash purchase of businesses, net of cash acquired	610	(2,821)	(3,386)
Purchase of marketable securities	(100,325)	(13,275)	(49,621)
Sale of marketable securities	19,600	24,775	17,475
Funding of restricted cash	(138)	(547)	-
Proceeds from disposals of property, plant and equipment	21	15	-
Investing activities of discontinued operations	11,267	12,974	60,598

Net cash provided by investing activities	$24,224	$13,492	$22,338
______________________
(1)  See Note 20 “Restatement of Consolidated Financial Statements” in Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the fiscal years ended September 30, 2006, 2005 and 2004
(in thousands)

(Continued from previous page)	2006	(As restated )(1) 2005	(As restated) (1) 2004
Cash flows from financing activities:
Repurchase of convertible subordinated notes	$-	$-	$(10)
(Payments on) proceeds from other long-term obligations	(839)	-	-
Payments on capital lease obligations	-	(43)	(60)
Proceeds from exercise of stock options	6,326	936	2,642
Proceeds from employee stock purchase plan	1,108	1,005	911
Payments of convertible debt obligation	(1,350)	-	-
Convertible debt/equity issuance costs	(114)	-	(2,500)

Net cash provided by financing activities	5,131	1,898	983

Net increase (decrease) in cash and cash equivalents	3,067	103	(9,017)

Cash and cash equivalents at beginning of period	19,525	19,422	28,439

Cash and cash equivalents at end of period	$22,592	$19,525	$19,422

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$4,428	$4,803	$7,383

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of property and equipment under capital leases	$126	$-	$37
Common stock issued in connection with acquisitions	$6,460	$-	$-
Issuance of common stock in conjunction with the subordinated debt exchange	$-	$-	$51,091
Issuance of common stock in lieu of royalties	$418	$-	$-
Note receivable received in connection with sale of discontinued operations	$3,000	$-	$-
Purchase of property, plant and equipment on account	$339	$-	$-
Manufacturing equipment received in lieu of earn-out proceeds from disposition of discontinued operations	$2,012	$-	$-
______________________
(1)  See Note 20 “Restatement of Consolidated Financial Statements” in Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE Corporation
Notes to Consolidated Financial Statements
As of September 30, 2006 and 2005,
and for the fiscal years ended September 30, 2006, 2005 and 2004

NOTE 1.  Description of Business

EMCORE Corporation (the “Company” or “EMCORE”) designs, manufactures and markets a broad portfolio of compound semiconductor-based products for the broadband, fiber optic, satellite and solar power markets. The Company has two operating segments: Fiber Optics and Photovoltaics.  The Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data communications and telecommunications networks, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks. The products enable information that is encoded on light signals to be transmitted, routed (switched) and received in communication networks.  The Photovoltaics segment provides products for satellite and terrestrial applications.  For satellite applications, the Company offers high efficiency gallium arsenide (“GaAs”) solar cells, covered interconnect cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, the Company has adapted their high-efficiency GaAs solar cells for use in solar concentrator systems.  The Company believes their products provide their customers with compelling cost and performance advantages over traditional silicon-based solutions.  These include higher solar cell efficiency, allowing for greater conversion of light into electricity, an increased ability to benefit from use in solar concentrator systems, ability to withstand high heat environments and reduce overall footprint.  The Company was established in 1984 as a New Jersey corporation.  The Company has separately disclosed the operating portions of cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

The Notes to Consolidated Financial Statements have been restated to reflect adjustments related to stock-based compensation expense and the reclassification of discontinued operations related to our Electronic Materials & Device division as further described in Note 8, Discontinued Operations and Restructuring Charges and Note 20, Restatement of Consolidated Financial Statements, below.

NOTE 2.  Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include EMCORE and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.  Certain amounts in prior period financial statements have been reclassified to conform to the current year presentation.

Use of Estimates. The preparation of the consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management develops estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the best information available. EMCORE’s reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies.  In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Concentration of Credit Risk. Financial instruments that may subject EMCORE to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. EMCORE’s cash and cash equivalents and marketable securities are held in safekeeping by certain large creditworthy financial institutions in excess of the $100,000 insured limit of the Federal Deposit Insurance Corporation. EMCORE has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. On certain occasions, EMCORE performs credit evaluations of its customers' financial condition and generally requires no collateral from its customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment patterns, bad debt write-off experience, and financial review of the customer.

Cash and Cash Equivalents. Cash and cash equivalents consist of highly liquid short-term investments with an original maturity of three months or less at the time of purchase.

Restricted Cash. Restricted cash represents interest-bearing investments in bank certificates of deposit and money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties.

Marketable Securities.  Investments in securities with remaining maturities in excess of three months, which are held for purposes of funding our current operations are classified as available for sale and reported as short-term marketable securities in the consolidated balance sheets.  The investments consist primarily of auction rate securities, which have interest rates that reset generally every 7 to 35 days.  There were no unrealized holding gains or losses on the marketable securities as of September 30, 2006 and 2005 and the fair value of these securities was $101.4 million and $20.7 million at September 30, 2006 and 2005, respectively.

Valuation of Accounts Receivable. EMCORE regularly evaluates the collectibility of its accounts receivable and accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligations to us. The allowance is based on the age of receivables and a specific identification of receivables considered at risk. EMCORE classifies charges associated with the allowance for doubtful accounts as SG&A expense. If the financial condition of our customers were to deteriorate, additional allowances may be required.

Inventory. Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method. EMCORE reserves against inventory once it has been determined that: (i) conditions exist that may not allow the inventory to be sold for its intended purpose, (ii) the inventory’s value is determined to be less than cost, (iii) or the inventory is determined to be obsolete. The charge related to inventory reserves is recorded as a cost of revenue. The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where EMCORE sells previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. EMCORE does not track the selling price of individual raw material components that have been previously written down or written off, since such raw material components usually are an insignificant portion of the resultant finished product and related sales price. EMCORE evaluates inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management. We have incurred, and may in the future incur, charges to write-down inventory. While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet, if market conditions are less favorable than our forecasts, our future sales mix differs from our forecasted sales mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs.

Property, Plant, and Equipment. Property, plant, and equipment are recorded at cost and depreciated on a straight-line basis over the following estimated useful lives of the assets:

Estimated Useful Life
Buildings	40 years
Leasehold Improvements	5 - 7 years
Machinery and equipment	5 years
Furniture and fixtures	5 years

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

Valuation of Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. Intangible assets consist primarily of intellectual property that has been internally developed or purchased. Purchased intangible assets include existing and core technology, trademarks and trade names, and customer base and contracts. Intangible assets are amortized using the straight-lined method over estimated useful lives ranging from one to fifteen years.

EMCORE evaluates its goodwill and intangible assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The determination as to whether a write-down of goodwill or intangible assets is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill or intangible assets are attributed. As of December 31, 2006, 2005 and 2004, EMCORE tested for impairment of its goodwill and intangible assets.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the fair value of the reporting units was determined by using a valuation technique based on each reporting unit’s multiples of revenues. Based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value.

During the three months ended September 30, 2006, as part of a quarterly review of financial results, the Company identified impairment indicators that the carrying value of goodwill and intangible assets associated with the acquisition of Corona Optical Systems may not be recoverable. See Note 9, Impairment, of the Notes to Consolidated Financial Statements for further details.

Valuation of Long-lived Assets. EMCORE reviews long-lived assets on an annual basis or whenever events or circumstances indicate that the assets may be impaired. A long-lived asset is considered impaired when its anticipated undiscounted cash flow is less than its carrying value. In making this determination, EMCORE uses certain assumptions, including, but not limited to: (a) estimates of the fair market value of these assets; and (b) estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that assets will be used in our operations, and estimated salvage values. As of December 31, 2006, 2005 and 2004, EMCORE tested for impairment and based on that analysis, we did not record any impairment charges on any of EMCORE’s long-lived assets.

Investments. EMCORE accounts for its investments in common stock over which it has the ability to exercise significant influence, using the equity method of accounting. EMCORE accounts for similar investments that do not permit the Company to exercise significant influence over the entity in which EMCORE is investing by using the cost method of accounting. The recorded amounts generally represent the Company’s cost of the investment less any adjustments made when it is determined that an investment’s carrying value is other-than-temporarily impaired. EMCORE periodically reviews these investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, EMCORE writes down the value of the investment to its fair value.

Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of long-term receivables approximates fair value, as the effective rates for these instruments are comparable to market rates at year-end. The carrying amount of investments approximates fair market value. Fair value for investments in privately-held companies is estimated based upon one or more of the following: assessment of historical and forecasted financial condition; operating results and cash flows, valuation estimates based on recent rounds of financing, and/or quoted market prices of comparable public companies. The fair market value of our  convertible subordinated notes fluctuates with interest rates and the market price of the stock.  As of September 30, 2006 and 2005, the fair market value of our convertible subordinated notes, based on the quoted market prices, approximated $98.3 million and $92.8 million, respectively.

Revenue Recognition. Revenue is recognized upon shipment provided persuasive evidence of a contract exists, (such as when a purchase order or contract is received from a customer), the price is fixed, the product meets its specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. In those few instances where a given sale involves post shipment obligations, formal customer acceptance documents, or subjective rights of return, revenue is not recognized until all post-shipment conditions have been satisfied and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board (FOB) or free carrier alongside (FCA) shipping point, which means that EMCORE fulfills its delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the buyer bears all costs and risks of loss or damage to the goods from that point. In certain cases, EMCORE ships its products cost insurance and freight (CIF). Under this arrangement, revenue is recognized under FCA shipping point terms, but EMCORE pays (and bills the customer) for the cost of shipping and insurance to the customer's designated location.  EMCORE accounts for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue.  In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for its use and title and ownership have transferred to the customer.  Revenue from time and material contracts is recognized at the contractual rates as labor hours and direct expenses are incurred.  EMCORE also generates service revenue from hardware repairs and calibrations that is recognized as revenue upon completion of the service.  Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

Distributors - EMCORE uses a number of distributors around the world. In accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, EMCORE recognizes revenue upon shipment of product to these distributors. Title and risk of loss pass to the distributors upon shipment, and our distributors are contractually obligated to pay EMCORE on standard commercial terms, just like our other direct customers. EMCORE does not sell to its distributors on consignment and, except in the event of product discontinuance, does not give distributors a right of return.

Solar Panel Contracts - EMCORE records revenues from certain solar panel contracts using the percentage-of-completion method. Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract. If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated. EMCORE has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. EMCORE uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. Estimates are revised as additional information becomes available.  At September 30, 2006 and 2005, EMCORE’s accrued program losses totaled approximately $7,000 and $23,000, respectively.

Government R&D Contracts - R&D contract revenue represents reimbursement by various U.S. Government entities, or their contractors, to aid in the development of new technology. The applicable contracts generally provide that EMCORE may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the U.S Government to practice the inventions for governmental purposes. The R&D contract funding may be based on a cost-plus, cost reimbursement, cost-share, or a firm fixed price arrangement. The amount of funding under each R&D contract is determined based on cost estimates that include both direct and indirect costs. Cost-plus funding is determined based on actual costs plus a set margin. As we incur costs under cost reimbursement type contracts, we record revenue. Contract costs include material, labor, special tooling and test equipment, subcontracting costs, as well as an allocation of indirect costs. For cost-share contracts, the actual costs of performance are divided between the U.S. Government and EMCORE based on the R&D contract terms. An R&D contract is considered complete when all significant costs have been incurred, milestones have been reached, and any reporting obligations to the customer have been met. Government contract revenues totaled $11.1 million and $9.4 million in fiscal 2006 and 2005, respectively.

Product Warranty Reserves. EMCORE provides its customers with limited rights of return for non-conforming shipments and warranty claims for certain products. In accordance with SFAS 5, Accounting for Contingencies, EMCORE makes estimates of product warranty expense using historical experience rates as a percentage of revenue and accrues estimated warranty expense as a cost of revenue. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods.

Research and Development. Research and development costs are charged to expense as incurred.

Income Taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  Management provides valuation allowances against the deferred tax asset for amounts which are considered “more likely than not” to be realized. See Note 17 to the consolidated financial statements for further details.

Comprehensive Income (Loss). SFAS 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statement that is displayed with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available for sale marketable securities and foreign currency translation adjustments and is presented in the consolidated statements of shareholders' equity.

Earnings Per Share. Basic earnings per share is calculated by dividing net earnings applicable to common stock by the weighted average number of common stock shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if EMCORE’s outstanding stock options were exercised. The effect of outstanding common stock purchase options and warrants, the convertible preferred stock and the convertible subordinated notes have been excluded from the diluted earnings per share calculation if the effect of such securities is anti-dilutive.  The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

(in thousands)	2006	2005	2004

Numerator:
Income (loss) from continuing operations	$45,039	$(24,685)	$(28,376)

Denominator:
Basic EPS:
Weighted average common shares outstanding	49,687	47,387	43,303
Basic EPS for income (loss) from continuing operations	$0.91	$(0.52)	$(0.66)

Diluted EPS:
Weighted average common shares outstanding	49,687	47,387	43,303
Stock options	2,332	-	-
	52,019	47,387	43,303
Diluted EPS for income (loss) from continuing operations	$0.87	$(0.52)	$(0.66)
For the periods ended September 30, 2005 and 2004, 6,166,226 and 5,336,651 common shares representing options were excluded from the diluted earnings per share calculations because the exercise price exceeded the average market price of our common stock for these periods. For both of the periods ended September 30, 2005 and 2004, 31,535 shares of common stock representing warrants were excluded from the diluted earnings per share calculations because the exercise price did not exceed the average market price of our common stock for this period. There was no dilutive effect from shares related to our Convertible Notes of 12,016,930; 10,238,325; and zero at September 30, 2006, 2005 and 2004, respectively, because the average market price of our common stock during that period did not exceed the conversion price.

Stock-Based Compensation.  The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS 123(R), consistent with that used for pro forma disclosures under SFAS 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method as permitted by SFAS 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on October 1, 2005, the first day of the Company’s fiscal year 2006. For purposes of pro forma disclosure, stock-based compensation expense for awards granted prior to October 1, 2005 is measured on the grant-date fair-value as determined under the provisions of SFAS 123.  See Note 4 to the consolidated financial statements for further details.

NOTE 3.  Recent Accounting Pronouncements

SFAS 123(R) - Effective October 1, 2005, EMCORE adopted SFAS 123(R), Share-Based Payment (revised 2004), which revised SFAS No. 123. On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.   EMCORE has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R).  See Note 4, Equity, of the Notes to Consolidated Financial Statements for further details.

SAB 107 - Effective October 1, 2005, EMCORE adopted SAB No. 107, Share-Based Payment. SAB 107 provides guidance regarding the interactions between SFAS 123(R) and certain Securities and Exchange Commission (“SEC”) rules and regulations, including guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123(R), and modifications of options prior to the adoption of SFAS 123(R).  See Note 4, Equity, of the Notes to Consolidated Financial Statements for further details.

SAB 108 - In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. Although the Company will continue to evaluate the application of SAB 108, management does not currently believe that this pronouncement will have a material impact on the Company’s results of operations or financial position.

SFAS 151 - Effective October 1, 2005, EMCORE adopted SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (or spoilage).  SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal".  In addition, it requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this pronouncement did not have a material impact on EMCORE’s financial statements.

SFAS 154 - In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect correction of errors made. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 was adopted in fiscal year 2006 and the Company believes these consolidated financial statements comply with the requirements of SFAS 154.

SFAS 157 - In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company on October 1, 2008. Although the Company will continue to evaluate the application of SFAS 157, management does not currently believe adoption of this pronouncement will have a material impact on the Company’s results of operations or financial position.

SFAS 159 - In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company on October 1, 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

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

FIN 48 - In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was  required to be adopted by the Company on October 1, 2007. EMCORE does not believe the adoption of FIN 48 will have a material impact on its financial statements.

EITF 05-6 - In June 2005, the Emerging Issues Task Force (EITF) issued No. 05-6, Determining the Amortization Period for Leasehold Improvements. The pronouncement requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively and EMCORE adopted it during the first quarter of fiscal 2006. This pronouncement did not have a material impact on the financial statements.

EITF 06-3 - In March 2006, EITF issued No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  The pronouncement requires a policy be adopted to present externally imposed taxes on revenue-producing transactions on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this issue would include taxes that are imposed on a revenue transaction between a seller and a customer. EITF 06-3 is effective in interim and annual financial periods beginning after December 15, 2006 and was required to be adopted by the Company on January 1, 2007.  We adopted EITF 06-3 by presenting externally imposed taxes on revenue-producing transactions on a net basis, and it has not had a material impact on our financial statements.

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

NOTE 4.  Equity

Stock Options

EMCORE has stock option plans to provide long-term incentives to eligible employees, officers, and directors in the form of stock options.  Most of the stock options vest and become exercisable over four to five years and have ten-year terms. EMCORE maintains two incentive stock option plans: the 2000 Stock Option Plan (“2000 Plan”), and the 1995 Incentive and Non-Statutory Stock Option Plan (“1995 Plan” and, together with the 2000 Plan, the “Option Plans”). The 1995 Plan authorizes the grant of options to purchase up to 2,744,118 shares of EMCORE's common stock. The 2000 Plan authorizes the grant of options to purchase up to 9,350,000 shares of EMCORE's common stock. As of September 30, 2006, no options were available for issuance under the 1995 Plan and 1,229,128 options were available for issuance under the 2000 Plan. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes the activity under the Option Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2003	5,751,066	$3.98

Granted	1,920,950	3.03
Exercised	(1,327,819)	1.98
Cancelled	(842,884)	3.47
Outstanding as of September 30, 2004	5,501,313	4.21

Granted	1,793,900	3.23
Exercised	(482,881)	1.94
Cancelled	(646,106)	3.64
Outstanding as of September 30, 2005	6,166,226	4.16

Granted	2,184,407	7.79
Exercised	(1,654,535)	3.82
Cancelled	(463,563)	4.57
Outstanding as of September 30, 2006	6,232,535	$5.49	7.39

Expected to vest as of September 30, 2006	3,148,280	$5.36	8.71

Exercisable as of September 30, 2006	2,293,855	$5.70	5.14

Non-vested as of September 30, 2006	3,938,680	$5.37	8.70

The stock option issue prices during fiscal 2006 ranged from $5.18 to $12.57 per share. The stock option issue prices during fiscal 2005 ranged from $1.98 to $5.84 per share. The stock option issue prices during fiscal 2004 ranged from $2.30 to $7.18 per share.  These options are subject to a five-year vesting period for new-hire grants and a four-year vesting period for retention grants and have a contractual life of ten years.

As of September 30, 2006 there was approximately $13.0 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the Option Plans. This expense is expected to be recognized over an estimated weighted average life of 3.4 years. The total intrinsic value of options exercised during fiscal 2006, 2005, and 2004 was $8.0 million, $1.2 million, and $3.9 million, respectively.  The aggregate intrinsic value of fully vested share options as of September 30, 2006 was $4.9 million.

	Number of Stock Options Outstanding			Options Exercisable
Exercise Price of Stock Options	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
<$1.00	1,920	1.18	$0.23	1,920	$0.23
>=$1.00 to <$5.00	3,344,448	7.16	$2.72	1,398,308	$2.41
>=$5.00 to <$10.00	2,633,277	7.99	$7.54	667,287	$7.05
>$10.00	252,890	4.17	$20.88	226,340	$22.07
TOTAL	6,232,535	7.39	$5.49	2,293,855	$5.70

Periods prior to the adoption of SFAS 123(R) - Prior to the adoption of SFAS 123(R), EMCORE provided the disclosures required under SFAS 123 as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosures. The following table illustrates the effect on net loss and net loss per share as if EMCORE had applied the fair value recognition provisions of SFAS 123 to options granted under EMCORE’s stock-based compensation plans prior to the adoption. The footnotes to the Company’s previously issued financial statements for the years ended September 30, 2005 and 2004, previously disclosed pro forma net loss in accordance with SFAS 123; however, pro forma disclosures did not include measurement date changes for the respective fiscal years. Specifically, the Company’s footnote disclosure understated pro forma net loss because it did not include any stock-based compensation expense under APB 25 (see Note 20 - Restatement of Consolidated Financial Statements). The following table presents the effects of the revision of measurement dates on stock-based compensation included in the determination of net loss. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option pricing model and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for fiscal 2006 are not presented because stock-based compensation was accounted for under the  fair-value method, as prescribed by SFAS 123(R) during this period.

Pro forma net loss per share (in thousands)	2005	2004

Net loss, as reported	$(13,485)	$(13,954)
Add: Stock-based compensation expense included in reported net loss, net of tax	378	528
Deduct: Total stock-based compensation expense determined under the fair value based method, for all awards, net of tax	(2,927)	(3,476)
Pro forma net loss	$(16,034)	$(16,902)

Net loss, as reported, per basic and diluted share	$(0.28)	$(0.32)
Pro forma net loss per basic and diluted share	$(0.34)	$(0.39)

Adoption of SFAS 123(R) - As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest. The effect of recording stock-based compensation expense during fiscal 2006 was as follows:

Stock-based Compensation Expense For the fiscal year ended September 30, 2006 (in thousands)	Cost of Revenue	SG&A	R&D	Total
Fiber Optics	$893	$1,593	$1,135	$3,621
Photovoltaics	242	661	203	1,106

Total stock-based compensation expense from continuing operations	1,135	2,254	1,338	4,727

Discontinued operations (1)	-	-	-	267

Total stock-based compensation expense	$1,135	$2,254	$1,338	$4,994
______________________
(1) See Note 8 “Discontinued Operations and Restructuring Charges” in Notes to the Consolidated Financial Statements.

Valuation Assumptions

EMCORE estimated the fair value of stock options using a Black-Scholes model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.  The weighted-average grant date fair value of stock options granted during fiscal 2006, 2005 and 2004 was $6.22, $2.48 and $2.29, respectively.

Black-Scholes Weighted-Average Assumptions
	2006	2005	2004
Expected dividend yield	0%	0%	0%
Expected stock price volatility	97%	105%	109%
Risk-free interest rate	4.7%	3.8%	3.4%
Expected term (in years)	6.1	5.0	5.0
Estimated pre-vesting forfeitures	18.7%	-	-

Expected Dividend Yield:  The Black-Scholes valuation model calls for a single expected dividend yield as an input. EMCORE has not issued any dividends.

Expected Stock Price Volatility:  The fair values of stock-based payments were valued using the Black-Scholes valuation method with a volatility factor based on EMCORE’s historical stock prices.

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

Estimated Pre-vesting Forfeitures: When estimating forfeitures, EMCORE considers voluntary termination behavior as well as future workforce reduction programs.  This valuation assumption was not used in fiscal 2005 or 2004.

Preferred Stock

EMCORE’s certificate of incorporation authorizes the Board of Directors to issue up to 5,882,352 shares of preferred stock of EMCORE upon such terms and conditions having such rights, privileges, and preferences as the Board of Directors may determine.

Warrants

At September 30, 2005, EMCORE had the following outstanding warrants:

Underlying Security	Exercise Price	Warrants	Expiration Date
Common stock (1)	$2.16	14,796	August 21, 2006
Common stock (2)	$15.16 - $31.18	16,739	March 5, 2006 – September 1, 2006
______________________
(1)	Issued in connection with EMCORE’s December 1997 acquisition of MicroOptical Devices, Inc.
(2)	Issued in connection with EMCORE’s IP agreement with Sandia Laboratories.

At September 30, 2006, EMCORE does not have any outstanding warrants.

Employee Stock Purchase Plan

In fiscal 2000, EMCORE adopted an Employee Stock Purchase Plan (ESPP). The ESPP provides employees of EMCORE an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning the first business day of January and July of each year. The purchase price is set at 85% of the average high and low market price for EMCORE's common stock on either the first or last day of the participation period, whichever is lower, and contributions are limited to the lower of 10% of an employee's compensation or $25,000. In November 2006, the Company suspended the ESPP due to its review of historical stock option granting practices.  The number of shares of common stock available for issuance under the ESPP is 2,000,000 shares.

The amount of shares issued for the ESPP are as follows:

	Number of Common Stock Shares Issued	Purchase Price per Common Stock Share
Amount of shares reserved for the ESPP	2,000,000

Number of shares issued in calendar years 2000 through 2003	(398,159)	$1.87 - $40.93
Number of shares issued in June 2004 for first half of calendar year 2004	(166,507)	$2.73
Number of shares issued in December 2004 for second half of calendar year 2004	(167,546)	$2.95
Number of shares issued in June 2005 for first half of calendar year 2005	(174,169)	$2.93
Number of shares issued in December 2005 for second half of calendar year 2005	(93,619)	$3.48
Number of shares issued in June 2006 for first half of calendar year 2006	(123,857)	$6.32

Remaining shares reserved for the ESPP as of September 30, 2006	876,143

Future Issuances

As of September 30, 2006, EMCORE has reserved a total of 20,354,736 shares of its common stock for future issuances as follows:

Number of Common Stock Shares Available
For exercise of outstanding common stock options	6,232,535
For conversion of subordinated notes	12,016,930
For future issuances to employees under the ESPP plan	876,143
For future common stock option awards	1,229,128

Total reserved	20,354,736

NOTE 5.  Sale of GELcore Joint Venture

In January 1999, General Electric Lighting and EMCORE formed GELcore, LLC, a joint venture to address the solid-state lighting market with high brightness light emitting diode-based (HB-LED) lighting systems.  General Electric Lighting and EMCORE agreed that this joint venture would be the exclusive vehicle for each party’s participation in solid-state lighting.  EMCORE had a 49% non-controlling interest in the GELcore venture and accounted for this investment using the equity method of accounting.

On August 31, 2006, EMCORE sold its 49% membership interest in GELcore, LLC for $100.0 million to General Electric Corporation, which prior to the transaction owned the remaining 51% membership interest in GELcore.  EMCORE recorded a net gain of $88.0 million, before tax, on the sale of GELcore, after netting EMCORE’s investment in this joint venture of $10.8 million and transaction expenses of $1.2 million.

NOTE 6.  Acquisitions

K2 Optronics, Inc.

On January 12, 2006, EMCORE entered into an Agreement and Plan of Merger (“Merger Agreement”) with K2 Optronics, Inc. (“K2”), a privately-held company located in Sunnyvale, CA and EMCORE Optoelectronics Acquisition Corporation, a wholly owned subsidiary of EMCORE (“Merger Sub”).  Pursuant to the Merger Agreement, EMCORE acquired K2 in a transaction in which Merger Sub merged with and into K2, with K2 becoming a wholly owned subsidiary of EMCORE. EMCORE, an investor in K2, paid approximately $4.1 million in EMCORE common stock, and paid approximately $0.7 million in transaction-related expenses, to acquire the remaining part of K2 that EMCORE did not already own. Prior to the transaction EMCORE owned a 13.6% equity interest in K2 as a result of a $1.0 million investment that EMCORE made in K2 in October 2004. In addition, K2 was a supplier to EMCORE of analog external cavity lasers for CATV applications. In connection with the merger, EMCORE issued a total of 548,688 shares of EMCORE common stock, no par value, (based on a 20-trading day weighted average price), to K2’s shareholders.

Including EMCORE’s initial $1.0 million investment in K2, the purchase price was allocated as follows:

(in thousands) K2 Optronics, Inc. Acquisition

Net purchase price	$5,135
Historical net assets acquired	872

Excess purchase price allocated to goodwill	$6,007

Historical net assets acquired in the acquisition were as follows:

(in thousands)
Current assets	$1,374
Fixed assets	388
Intellectual property	583
Current liabilities	(2,412)
Debt	(805)

Historical net assets acquired	$(872)

Force, Inc.

On December 18, 2005, EMCORE entered into an Asset Purchase Agreement with Force, Inc., a privately held company located in Christiansburg, Virginia. In connection with the asset purchase, EMCORE issued 240,000 shares of EMCORE common stock, no par value, with a market value of $1.6 million at the measurement date and paid $0.5 million in cash. The acquisition included Force’s fiber optic transport and video broadcast products, technical and engineering staff, certain assets, and intellectual properties and technologies. The purchase price was allocated as follows:

(in thousands) Force, Inc. Acquisition

Net purchase price	$2,125
Historical net assets acquired	(985)

Excess purchase price allocated to goodwill	$1,140

Historical net assets acquired in the acquisition were as follows:

(in thousands)
Current assets	$450
Inventory	570
Fixed assets	60
Intellectual property	1,075
Current liabilities	(1,170)

Historical net assets acquired	$985

Phasebridge, Inc.

On November 8, 2005, EMCORE entered into an Asset Purchase Agreement with Phasebridge, Inc., a privately-held company located in Pasadena, California. In connection with the asset purchase and based on a closing price of $5.46, EMCORE issued 128,205 shares of EMCORE common stock, no par value, that were valued in the transaction at $0.7 million.  The acquisition included Phasebridge’s products, technical and engineering staff, certain assets, and intellectual properties and technologies. The purchase price was allocated as follows:

(in thousands) Phasebridge, Inc. Acquisition

Net purchase price	$700
Historical net assets acquired	(678)

Excess purchase price allocated to goodwill	$22

Historical net assets acquired in the acquisition were as follows:

(in thousands)
Current assets	$39
Fixed assets	127
Intangible assets	603
Current liabilities	(91)

Historical net assets acquired	$678

JDS Uniphase Corporation – CATV

On May 31, 2005, EMCORE acquired the analog cable TV (CATV) and radio frequency (RF) over fiber specialty businesses from JDS Uniphase Corporation (JDSU) for $1.5 million in cash plus a deferred payment, payable in quarterly installments, associated with EMCORE’s quarterly usage of the acquired JDSU inventory valued between $2.5 million and $3.5 million. EMCORE is also responsible to pay JDSU a royalty on licensed intellectual property. The purchase price was allocated as follows:

(in thousands) JDSU CATV Acquisition

Net purchase price	$1,500
Historical net assets acquired	(1,230)

Excess purchase price allocated to goodwill	$270

Historical net assets acquired in the acquisition were as follows:

(in thousands)
Inventory	$3,450
Fixed assets	1,000
Cost investment in K2 Optronics	500
Intangible assets	1,040
Current liabilities	(4,760)

Historical net assets acquired	$1,230

All of these transactions were accounted for as purchases in accordance with SFAS 141, Business Combinations; therefore, the tangible assets acquired were recorded at fair value on the acquisition date. These acquisitions were not significant on a pro-forma basis, and therefore, pro-forma financial statements have not been presented. The operating results of the businesses acquired are included in the accompanying consolidated statement of operations from the date of acquisition. All of these acquired businesses are part of EMCORE's Fiber Optics operating segment.

NOTE 7.  Investments

In April 2005, EMCORE divested product technology focused on gallium nitride-based power electronic devices for the power device industry.  The divestiture resulted in a new company, Velox Semiconductor Corporation (“Velox”) and EMCORE contributed intellectual property and equipment in exchange for a 19.2% ownership stake in Velox.  For the three months ended December 31, 2005 and March 31, 2006, EMCORE had recognized a loss of $0.2 million and $0.1 million, respectively, related to Velox, which was recorded as a component of other income and expenses.  During fiscal 2006, EMCORE reduced its voting percentage and relinquished its Velox Board seat, and its right to a Velox Board seat.  As a result of these modifications, EMCORE reported its investment in Velox under the cost method of accounting rather than the equity method of accounting. Under the cost method of accounting, the Velox investment is carried at cost and adjusted only for other-than-temporary declines in fair value, distribution of earnings and additional investments. As of September 30, 2006, EMCORE's net investment in Velox amounted to approximately $1.0 million.

NOTE 8.  Discontinued Operations and Restructuring Charges

Discontinued Operations

Electronic Materials & Device (EMD) division

On August 18, 2006, EMCORE completed the sale of the assets of its Electronic Materials & Device (“EMD”) division, including inventory, fixed assets, and intellectual property, pursuant to an Asset Purchase Agreement, dated July 19, 2006 (“Purchase Agreement”), between EMCORE, IQE plc, (IQE) a public limited company organized under the laws of the United Kingdom, and IQE RF, LLC, a New Jersey limited liability company and a wholly owned subsidiary of IQE.  Under the terms of the Purchase Agreement, EMCORE sold the EMD division to IQE for $16.0 million, consisting of $13.0 million in cash and $3.0 million in the form of a secured promissory note of IQE, guaranteed by IQE's affiliates. The note was completely repaid in fiscal 2007, via four quarterly installments at an annual interest rate of 7.5%.

The components of the gain on disposal of discontinued operations are as follows:

(in thousands)

Total cash received	$13,000
Short-term note receivable	3,000

Assets sold:
Inventory	(4,048)
Prepaid and other current assets	(47)
Plant and equipment	(1,856)
Identifiable intangible assets	(242)
Total assets sold	(6,193)

Liabilities sold:
Accrued expenses	175
Total liabilities sold	175

Less: Disposal charges, including $523 of tax, and selling expenses	(2,354)

Gain on disposal of discontinued operations	$7,628

The carrying values of the assets and liabilities of EMD, which were included in the September 30, 2005 consolidated balance sheet, are as follows:

(in thousands)

Assets:
Accounts receivable	$2,470
Inventory	1,189
Prepaid and other current assets	109
Plant and equipment	2,418
Identifiable intangible assets	172
Other assets	891
Total assets	$7,249

Liabilities
Accounts payable	$1,736
Accrued liabilities	1,209
Total liabilities	$2,945

TurboDisc Division

In November 2003, EMCORE sold its TurboDisc capital equipment business in an asset sale to a subsidiary of Veeco Instruments Inc. (Veeco). The selling price was $60.0 million in cash at closing, with a potential additional earn-out up to $20.0 million over the next two years, calculated based on the net sales of TurboDisc products. During fiscal 2004, EMCORE recognized a gain on the disposal of the TurboDisc business of $19.6 million.  In March 2005, EMCORE received $13.2 million of earn-out from Veeco in connection with its first year of net sales of TurboDisc products. After offsetting this receipt against expenses related to the discontinued operation, EMCORE recorded a net gain from the disposal of discontinued operations of $12.5 million in fiscal year 2005. In March 2006, EMCORE received manufacturing equipment valued at $2.0 million less $0.1 million of tax as a final earn-out payment from Veeco in connection with Veeco’s second year of net sales of TurboDisc products.  The cumulative additional earn-out totaled $15.2 million or 76% of the maximum available payout of $20.0 million.

In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, EMCORE’s results of operations have been reclassified to reflect the EMD and TurboDisc Divisions as discontinued operations for all periods presented.  Operating results of the discontinued operations are as follows:

For the fiscal year ended September 30, 2006
(in thousands)

	EMD	TurboDisc	Total

Revenue	$17,941	$-	$17,941

Income from discontinued operations	$373	$-	$373
Gain on disposal of discontinued operations (1)	7,628	1,883	9,511

Income from discontinued operations	$8,001	$1,883	$9,884
  ___________
(1)	Net of tax of $523 on EMD and $129 on TurboDisc

For the fiscal year ended September 30, 2005
(in thousands)

	EMD	TurboDisc	Total

Revenue	$12,236	$-	$12,236

Loss from discontinued operations	$(1,276)	$-	$(1,276)
Gain on disposal of discontinued operations	-	12,476	12,476

(Loss) Income from discontinued operations	$(1,276)	$12,476	$11,200

For the fiscal year ended September 30, 2004
(in thousands)
	EMD	TurboDisc	Total

Revenue	$11,184	$-	$11,184

Loss from discontinued operations	$(3,117)	$(2,045)	$(5,162)
Gain on disposal of discontinued operations	-	19,584	19,584

(Loss) Income from discontinued operations	$(3,117)	$17,539	$14,422

Restructuring Charges

As EMCORE has acquired businesses and consolidated them into its existing operations, EMCORE has incurred charges associated with the transition and integration of those activities. Expenses recognized as restructuring charges include costs associated with the integration of several business acquisitions and EMCORE’s overall cost-reduction efforts.  Restructuring charges are included in SG&A.  The charges recognized in fiscal year 2006 were primarily related to our  Photovoltaics operating segment. Fiscal year 2007 charges relate to our Fiber Optics operating segment of which restructuring activities began and were incurred in fiscal year 2007. These restructuring efforts are expected to be completed in calendar year 2008.  Costs incurred and expected to be incurred consist of the following:

(in thousands)	Amount Incurred in Period	Cumulative Amount Incurred to Date	Amount Expected in Future Periods	Total Amount Expected to be Incurred

One-time termination benefits	$14	$203	$3,235	$3,438
Contract termination Costs	343	343	296	639
Other associated costs	653	2,907	565	3,472
Total restructuring charges	$1,010	$3,453	$4,096	$7,549

The following table sets forth changes in the accrual for restructuring charges:

(in thousands)
Balance at September 30, 2005	$260
Increase in liability due to restructuring of photovoltaics segment	1,010
Costs paid or otherwise settled	(1,014)

Balance at September 30, 2006	$256

NOTE 9.  Impairment

Reduction of goodwill and intangible assets - During the quarter ended September 30, 2006, due to declining demand for product and loss of capability to manufacture the product, management decided to discontinue the product line Corona Optical Systems ("Corona").  As a result, the Company determined that the carrying value of goodwill and the remaining net balance of intangible assets acquired when EMCORE purchased Corona Optical Systems (Corona) in June 2004 might not be recoverable.  As of September 30, 2006, Corona-related goodwill of $1.7 million and net intellectual property of $0.5 million no longer provided any value to EMCORE.  As a result, EMCORE wrote down these assets and recorded the expense as an impairment charge in the statement of operations.

Reduction in fair value of an investment– EMCORE regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in fair value is deemed to be other-than-temporary, EMCORE writes down the value of the investment to its fair value. In February 2002, EMCORE purchased $1.0 million of preferred stock of Archcom Technology, Inc. (Archcom), a venture-funded, start-up optical networking components company that designs, manufactures, and markets a series of high performance lasers and photodiodes for the datacom and telecom industries. During fiscal 2004, Archcom raised additional capital, but EMCORE did not participate. As a result, EMCORE reduced the carrying value of its investment in Archcom by 50%, or $0.5 million and recorded this expense as a reduction in fair value of an investment in the statement of operations.  Due to declining performance of the investment during the quarter ended September 30, 2006, EMCORE determined that the remaining carrying value of the investment was not  recoverable. As a result, EMCORE wrote-down the remaining carrying value of its investment in Archcom totaling $0.5 million and recorded this expense as a reduction in fair value of an investment in the statement of operations.

NOTE 10.  Receivables

The components of accounts receivable as of September 30, 2006 and 2005 consisted of the following:

(in thousands)	2006	2005
Accounts receivable	$25,597	$19,243
Accounts receivable – unbilled	2,342	1,240

Accounts receivable, gross	27,939	20,483

Allowance for doubtful accounts	(552)	(320)

Total accounts receivable, net	$27,387	$20,163

The following table summarizes the changes in the allowance for doubtful accounts for the years ended September 30, 2006, 2005 and 2004:

(in thousands)	2006	2005	2004
Balance at beginning of year	$320	$651	$1,005
Account adjustments charged (to) from bad debt expense	364	(295)	(194)
Write-offs (deductions against receivables)	(132)	(36)	(160)

Balance at end of year	$552	$320	$651

In September 2005, EMCORE entered into a non-recourse receivables purchase agreement (“AR Agreement”) with Silicon Valley Bank (“SVBank”).  Under the terms of the AR Agreement, EMCORE from time to time may sell, without recourse, certain accounts receivables to SVBank up to a maximum aggregate outstanding amount of $20.0 million.  In September 30, 2006 and 2005, EMCORE sold approximately $3.0 and $2.2 million of accounts receivables to SVBank, respectively.  The AR Agreement expired on December 31, 2006.

Receivables from related parties as of September 30, 2006 and 2005 consisted of the following:

(in thousands)	2006	2005
Current assets:
GELcore investment-related	$-	$185
Velox investment-related	332	249
Employee loans	121	3,763
Subtotal	453	4,197

Long-term assets:
Employee loans	82	169

Total receivables from related parties	$535	$4,366

Employee Loans

From time to time, prior to July 2002, EMCORE loaned money to certain of its executive officers and directors. Pursuant to due authorization from EMCORE's Board of Directors, EMCORE loaned $3.0 million to Mr. Reuben Richards, the Chief Executive Officer in February 2001 (“The Note”). The Note matured on February 22, 2006 and bore interest compounded at a rate of (a) 5.18% per annum through May 23, 2002 and (b) 4.99% from May 24, 2002 through maturity. All interest was payable at maturity. On February 13, 2006, Mr. Richards tendered 139,485 shares of EMCORE common stock in partial payment of the Note. Principal plus accrued interest on the Note totaled approximately $3.83 million.  The Compensation Committee of EMCORE’s Board of Directors specifically approved the tender of shares, as permitted by the Note, at the price of $8.25 per share, which was the closing price of EMCORE common stock on February 13, 2006. On February 28, 2006, the Compensation Committee resolved to forgive the remaining balance of the Note (approximately $2.7 million), effective as of March 10, 2006.  Mr. Richards’ tender of common stock on February 13, 2006 was accepted as full payment and satisfaction of the Note, including principal and accrued interest.  Additionally, the Compensation Committee resolved to accelerate and vest the final tranche of each of the incentive stock option grants made in fiscal 2004 and 2005 to Mr. Richards, which constitute a combined accelerated vesting of 111,250 shares. EMCORE recorded a one-time charge of approximately $2.7 million in March 2006 for the partial forgiveness of the Note, plus a charge of approximately $0.3 million in stock-based compensation expense under SFAS 123(R) relating to the accelerated ISO grants.

In addition, pursuant to due authorization of EMCORE's Board of Directors, EMCORE also loaned $85,000 to Mr. Werthan, the former Chief Financial Officer, in December 1995. This loan did not bear interest and provided for offset of the loan via bonuses payable to Mr. Werthan over a period of up to 25 years.   In connection with Mr. Werthan’s resignation in February 2007 and pursuant to the terms of the promissory note, the Board of Directors forgave the remaining portion of his outstanding loan that totaled $82,000.  Mr. Werthan was responsible for the personal taxes related to the loan forgiveness.

The remaining related party receivable balance of approximately $121,000 as of September 30, 2006 related to multiple interest bearing loans from EMCORE to an officer (who is not an executive officer) that were made during 1997 through 2000 and were payable on demand.  These loans, including accrued interest, were paid back to the Company in December 2006.

During the first quarter of fiscal 2005, pursuant to due authorization of the Company’s Compensation Committee, EMCORE wrote-off $34,000 of notes receivable that were issued in 1994 to certain EMCORE employees.

NOTE 11.  Inventory, net

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor and manufacturing overhead costs. The components of inventory as of September 30, 2006 and 2005 consisted of the following:

(in thousands)	2006	2005
Raw Materials	$14,990	$14,322
Work-in-process	6,074	5,005
Finished goods	8,660	5,871
Inventory, gross	29,724	25,198

Less: reserves	(6,472)	(8,039)

Total inventory, net	$23,252	$17,159

The following table summarizes the changes in the inventory reserve accounts for the years ended September 30, 2006, 2005 and 2004:

(in thousands)	2006	2005	2004
Balance at beginning of year	$8,039	$3,843	$4,211
Account adjustments (charged to reserve expense)	1,955	7,383	3,826
Write-offs (deductions against inventory)	(3,522)	(3,187)	(4,194)

Balance at end of year	$6,472	$8,039	$3,843

NOTE 12.  Property, Plant, and Equipment, net

The components of property, plant, and equipment as of September 30, 2006 and 2005 consisted of the following:

(in thousands)	2006	2005
Land	$1,502	$1,502
Building and improvements	40,035	37,945
Equipment	64,275	63,859
Furniture and fixtures	5,362	2,807
Leasehold improvements	2,696	552
Construction in progress	8,553	3,289
Property, plant and equipment, gross	122,423	109,954

Less: accumulated depreciation and amortization	(67,237)	(55,415)

Total property, plant and equipment, net	$55,186	$54,539

As of September 30, 2006 and 2005, EMCORE did not have any significant capital lease agreements.

NOTE 13.  Goodwill and Intangible Assets, net

The following table sets forth changes in the carrying value of goodwill by operating segment:

(in thousands)	Fiber Optics	Photovoltaics	Total
Balance at September 30, 2005	$14,259	$20,384	$34,643

Acquisition – Force, Inc.	1,140	-	1,140
Acquisition – K2 Optronics, Inc.	6,007	-	6,007
Acquisition – JDSU CATV purchase price adjustment	20	-	20
Acquisition – earn-out payments	315	-	315
Acquisition – Phasebridge	22	-	22
Impairment – see Note 9	(1,700)	-	(1,700)

Balance at September 30, 2006	$20,063	$20,384	$40,447

The following table sets forth changes in the carrying value of intangible assets by operating segment:

(in thousands)	2006			2005
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Fiber Optics:
Patents	$579	$(218)	$361	$368	$(136)	$232
Ortel acquired IP	3,274	(2,394)	880	3,274	(1,746)	1,528
JDSU acquired IP	1,040	(314)	726	1,650	(110)	1,540
Phasebridge acquired IP	603	(244)	359	-	-	-
Force acquired IP	1,075	(227)	848	-	-	-
K2 Optronics acquired IP	583	(126)	457	-	-	-
Alvesta acquired IP	193	(148)	45	193	(107)	86
Molex acquired IP	558	(335)	223	558	(223)	335
Corona acquired IP – see Note 9	-	-	-	1,000	(267)	733
Subtotal	7,905	(4,006)	3,899	7,043	(2,589)	4,454

Photovoltaics:
Patents	382	(162)	220	271	(100)	171
Tecstar acquired IP	1,900	(1,726)	174	1,900	(1,350)	550
Subtotal	2,282	(1,888)	394	2,171	(1,450)	721

Total	$10,187	$(5,894)	$4,293	$9,214	$(4,039)	$5,175

Based on the carrying amount of the intangible assets as of September 30, 2006, and assuming no future impairment of the underlying assets, the estimated future amortization expense is as follows:

(in thousands)
Fiscal year ending:
September 30, 2007	$1,655
September 30, 2008	1,022
September 30, 2009	713
September 30, 2010	603
September 30, 2011	141
Thereafter	159

Total future amortization expense	$4,293

NOTE 14.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities as of September 30, 2006 and 2005 consisted of the following:

(in thousands)	2006	2005
Compensation-related	6,973	4,611
Interest	1,830	1,814
Warranty	1,074	1,195
Professional fees	2,529	1,082
Royalty	535	551
Self insurance	784	646
Deferred revenue and customer deposits	324	-
Tax-related	4,418	-
Litigation-related	700	-
Other	2,915	7,978

Total accrued expenses and other current liabilities	22,082	17,877

The following table sets forth changes in the product warranty accrual account:

(in thousands)
For the fiscal years ended September 30, 2006 and 2005	2006	2005
Balance at beginning of year	$1,195	$1,959
Account adjustments (charged from (to) warranty expense)	175	(290)
Reversals due to use or expiration of liability	(296)	(474)

Balance at end of year	$1,074	$1,195

NOTE 15.  Convertible Subordinated Notes

In May 2001, EMCORE issued $175.0 million aggregate principal amount of its 5% convertible subordinated notes due in May 2006 (“2006 Notes”). Interest is payable in arrears semiannually on May 15 and November 15 of each year.  The notes are convertible into EMCORE common stock at a conversion price of $48.76 per share, subject to certain adjustments, at the option of the holder.  In December 2002, EMCORE purchased $13.2 million principal amount of the 2006 Notes at prevailing market prices for an aggregate of approximately $6.3 million, resulting in a gain of approximately $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million.

In February 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of its remaining 2006 Notes for approximately $80.3 million aggregate principal amount of new 5% Convertible Senior Subordinated Notes due May 15, 2011 (“2011 Notes”) and approximately 7.7 million shares of EMCORE common stock. Interest on the 2011 Notes is payable in arrears semiannually on May 15 and November 15 of each year. The notes were convertible into EMCORE common stock at a conversion price of $8.06 per share, subject to adjustment under customary anti-dilutive provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share. As a result of this transaction, EMCORE reduced debt by approximately $65.7 million, and recorded a gain from early debt extinguishment of approximately $12.3 million.

In November 2005, EMCORE exchanged $14.4 million aggregate principal amount of the 2006 Notes for $16.6 million aggregate principal amount of newly issued Convertible Senior Subordinated Notes due May 15, 2011 (“New 2011 Notes”) pursuant to an Exchange Agreement (“Agreement”) with Alexandra Global Master Fund Ltd. (“Alexandra”).  The terms of the New 2011 Notes are identical in all material respects to the 2011 Notes.  The New 2011 Notes are ranked pari passu with the existing 2011 Notes.  The New 2011 Notes will be convertible at any time prior to maturity, unless previously redeemed or repurchased by EMCORE, into the shares of EMCORE common stock, no par value, at the conversion rate of 124.0695 shares of common stock per $1,000 principal amount.  The effective conversion rate was $8.06 per share of common stock, subject to adjustment under customary anti-dilutive provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share.  As a result of this transaction, EMCORE recognized a loss of approximately $1.1 million in the first quarter of fiscal 2006. EMCORE will also incur additional expense of approximately $1.1 million over the life of the subordinated notes issued to Alexandra, which will be charged as interest expense. Furthermore, the 2006 Notes exchanged by Alexandra represented approximately 91.4% of the $15.8 million total amount of existing 2006 Notes outstanding at the time of the transaction.  EMCORE paid the remaining $1.4 million of 2006 Notes on the May 15, 2006 maturity date.

For the years ended September 30, 2006, 2005, and 2004, interest expense relating to the notes approximated $5.4 million, $4.8 million, and $6.2 million, respectively.

The $2.3 million of costs incurred in connection with the issuance of the 2006 Notes, 2011 Notes and the New 2011 Notes were capitalized and are being amortized to SG&A expense on a straight-line basis for over the remaining life of the notes which approximates the charge using the implied interest method. Issuance costs related to the notes, net of amortization, were $1.1 million and $1.5 million as of September 30, 2006 and 2005, respectively. The unamortized portions of the issuance costs are included in “Other assets” on the consolidated balance sheets.  See Note 22 - Subsequent Events for recent modifications to the convertible subordinated notes and April 2007 note settlement.

NOTE 16.  Commitments and Contingencies

EMCORE leases certain land, facilities, and equipment under non-cancelable operating leases. The leases provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense. Net facility and equipment rent expense under such leases amounted to approximately $2.1 million, $1.9 million, and $2.3 million for the fiscal years ended September 30, 2006, 2005, and 2004, respectively. Future minimum rental payments under EMCORE's non-cancelable operating leases with an initial or remaining term of one year or more as of September 30, 2006 are as follows:

(in thousands) Operating Leases

Fiscal year ending:
September 30, 2007	$1,724
September 30, 2008	1,303
September 30, 2009	1,202
September 30, 2010	1,112
September 30, 2011	1,074
Thereafter	5,421

Total minimum lease payments	$11,836

As of September 30, 2006, EMCORE had three standby letters of credit totaling approximately $0.7 million.

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.  The Company does not believe it has a potential liability related to current legal proceedings and claims that could individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any legal matters or should several legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during 2006 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

Shareholder Derivative Litigation Relating to Historical Stock Option Practices

On February 1, 2007, Plaintiff Lewis Edelstein filed a purported stockholder derivative action (the “Federal Court Action”) on behalf of the  Company against certain of its present and former directors and officers (the “Individual Defendants”), as well as the Company as nominal defendant, in the United States District Court for the District of New Jersey, Edelstein v. Brodie, et. al., Case No. 3:07-cv-00596-FLW-JJH (D.N.J.).   On May 22, 2007, Plaintiffs Kathryn Gabaldon and Michael Sackrison each filed a purported stockholder derivative action against the Individual Defendants, and the Company as nominal defendant, in the Superior Court of New Jersey, Somerset County, Gabaldon v. Brodie, et. al., Case No. 3:07-cv-03185-FLW-JJH (D.N.J.) and Sackrison v. Brodie, et. al., Case No. 3:07-cv-00596-FLW-JJH (D.N.J.) (collectively, the “State Court Actions”).

Both the Federal Court Action and the State Court Actions alleged, using essentially identical contentions that the Individual Defendants engaged in improprieties and violations of law in connection with the Company’s historical issuances of stock options.  Each of the actions seeks the same relief on behalf of the Company, including, among other things, damages, equitable relief, corporate governance reforms, an accounting, rescission, restitution and costs and disbursements of the lawsuit.  On July 10, 2007, the State Court Actions were removed to the United States District Court for the District of New Jersey.

On September 26, 2007, the plaintiff in the Federal Court Action signed an agreement in principle with the Individual Defendants and the Company to settle that litigation in accordance with the Memorandum of Understanding (the “MOU”) filed as Exhibit 10.10 to this Annual Report on Form 10-K.  That same day, the plaintiffs in the State Court Actions advised the Federal Court that the settlement embodied in the MOU would also constitute the settlement of the State Court Actions.

The MOU provides that the Company will adhere to certain policies and procedures relating to the issuance of stock options, stock trading by directors, officers and employees, the composition of its Board of Directors, and the functioning of the Board’s Audit and Compensation Committees.  The MOU also provides for the payment of $700,000 relating to plaintiff’s attorneys’ fees, costs and expenses, which the Company’s insurance carrier has committed to pay on behalf of the Company.  To be fully implemented, the MOU will be embodied in a more detailed stipulation of settlement and will be expressly conditioned on Court approval following a period for comment by potentially affected parties.

We have recorded $700,000 as a liability for the stipulated settlement as of September 30, 2006 since events that led to the litigation existed as of that date.  Although we anticipate that our insurance carrier will cover the stipulated settlement, we have not recorded any receivable, or gain contingency, since the settlement is still contingent upon certain future events.

NASDAQ Delisting Proceeding

On December 18, 2006, EMCORE received a NASDAQ Staff Determination letter stating that the Company was not in compliance with the filing requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14) and that its common stock was subject to delisting from The NASDAQ Stock Market. The notice, which the Company expected, was issued as a result of the Company’s failure to file its annual report on Form 10-K for the year ended September 30, 2006 with the SEC by the required deadline. The Company had previously filed a Form 12b-25 with the SEC indicating that the Company would be unable to file its Form 10-K by the original filing deadline of December 14, 2006 due to the Company’s ongoing review of its prior stock option grants.

On February 13, 2007, EMCORE received a NASDAQ Staff Determination letter stating that the Company was not in compliance with the filing requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14) and that its common stock was subject to delisting from The NASDAQ Stock Market. The notice, which the Company expected, was issued as a result of the Company’s failure to file its report on Form 10-Q for the fiscal quarter ended December 31, 2006 with the SEC by the required deadline. The Company had previously filed a Form 12b-25 with the SEC indicating that the Company would be unable to file its Form 10-Q by the original filing deadline of February 9, 2007 due to the Company’s ongoing review of its prior stock option grants.

The Company attended a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) on February 15, 2007 to review both the Staff Determination letter received by the Company on December 18, 2006 as a result of the Company's inability to file its Form 10-K for the year ended September 30, 2006 by the required deadline and the Staff Determination letter received by the Company on February 13, 2007 as a result of the Company's inability to file its Form 10-Q for the quarter ended December 31, 2006 by the required deadline.

On April 3, 2007, the Company received notice from the NASDAQ Stock Market that the Panel granted the Company’s request for continued listing on the NASDAQ Stock Market subject to the Company filing both its Form 10-K for the fiscal year ended September 30, 2006 and its Form 10-Q for the quarter ended December 31, 2006 with the SEC by no later than May 10, 2007.

On May 10, 2007, the Company received notice from the NASDAQ Stock Market that the Panel had granted the Company’s request for an extension of the May 10, 2007 deadline. The extension was conditioned on the Company filing its Form 10-K for the fiscal year ended September 30, 2006, its Form 10-Q for the quarter ended December 31, 2006 and all required restatements with the SEC by no later than June 18, 2007.

On May 14, 2007, the Company received a NASDAQ Staff Determination letter stating that the Company was not in compliance with the filing requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14) and that its common stock was subject to delisting from the NASDAQ Stock Market. The notice, which the Company expected, was issued as a result of the Company’s failure to file its report on Form 10-Q for the fiscal quarter ended March 31, 2007 with the SEC by the required deadline. The Company had previously filed a Form 12b-25 with the SEC indicating that the Company would be unable to file its Form 10-Q by the original filing deadline of May 10, 2007 due to the Company’s ongoing review of its prior stock option grants.

On May 25, 2007, EMCORE filed an appeal of the May 10, 2007 Panel decision to grant the Company’s request for an extension through June 18, 2007.  EMCORE appealed the May 25, 2007 decision on the sole ground that the Panel could not grant the Company beyond June 18, 2007 to file the missing Form 10-K, Form 10-Qs and restatements.  On June 8, 2007, the Company requested that NASDAQ stay the Panel’s May 10, 2007 decision pending the Company’s appeal of that action.

On June 15, 2007, the Company received a letter from the NASDAQ Stock Market stating that the NASDAQ Listing and Hearing Review Council (the “Listing Council”) has stayed the previously reported May 10, 2007 decision of the Panel and any future Panel determinations to suspend the Company’s securities from trading on NASDAQ, pending further review by the Listing Council. Consequently, the Company’s securities would continue to be listed and tradable on the NASDAQ Global Market System until further action by the Listing Council to lift the stay, which would not occur prior to August 10, 2007.  In addition, the Company was invited to submit any additional information to the Listing Council for consideration in its review by no later August 10, 2007.

On August 10, 2007, the Company submitted a letter, in response to the Listing Council’s invitation, requesting that the Listing Council exercise its discretionary authority in favor of granting the Company an additional extension to regain compliance with NASDAQ’s filing requirement.  The Company is awaiting the Listing Council’s response to this letter.

On August 13, 2007, the Company received a NASDAQ Staff Determination letter stating that the Company was not in compliance with the filing requirements for continued listing set forth in NASDAQ Marketplace Rule 4310(c)(14) and that its common stock was subject to delisting from the NASDAQ Stock Market.  The notice, which the Company expected, was issued as a result of the Company’s failure to file its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 with the SEC by the required deadline. The Company had previously filed a Notification of Late Filing on Form 12b-25 with the SEC indicating that the Company would be unable to file this Quarterly Report by the original filing deadline of August 9, 2007 due to the Company’s ongoing review of its prior stock option grants.

On October 2, 2007, the Company received a NASDAQ Staff Determination letter stating that the Company was not in compliance with holding its annual meeting of shareholders within twelve months of the Company’s fiscal year end, as set forth in NASDAQ Marketplace Rules 4350(e) and 4350(g) and that its common stock was subject to delisting from the NASDAQ Stock Market.  The notice, which the Company expected, was issued as a result of the Company’s failure to hold its annual shareholder meeting by September 30, 2007.

On October 5, 2007, the Company has received a decision from the Listing Council stating that, pursuant to its discretionary authority, it has granted the Company an exception and allowed the Company until December 4, 2007 to demonstrate compliance with all of the Global Market continued listing requirements (the “Decision”).  The Decision requires that the Company file its Form 10-K for the fiscal year ended September 30, 2006 and its Form 10-Q for the quarters ended December 31, 2006, March 31, 2007 and June 30, 2007 with the SEC by the close of business on December 4, 2007.  The Decision also provides that if the Company has not filed these delinquent reports with the SEC by the close of business on December 4, 2007, the Company’s securities will be suspended at the opening of business on December 6, 2007.

Although we believe the filing of our Annual Report on Form 10-K as of September 30, 2006 and our concurrent filings of the Form 10-Qs for the quarters ended December 31, 2006, March 31, 2007, and June 30, 2007 satisfy the Panel’s requirements, we cannot assure you that the Panel will be satisfied with these filings.  See the Explanatory Note in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for a discussion of stock option restatements that caused the delay in our SEC filings.

SEC Investigation

The Company informed the staff of the SEC of the Special Committee’s investigation on November 6, 2006.  After the Company’s initial contact with the SEC, the SEC opened a non-public investigation concerning the Company’s historic option granting practices since the Company’s initial public offering.  The Company has cooperated fully with the SEC’s investigation.  Although we cannot predict the outcome of this matter, we do not expect that such matter will have a material adverse effect on our consolidated financial position or results of operations.

Indemnification Obligations

Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option practices, related government investigation and shareholder litigation. These obligations arise under the terms of our certificate of incorporation, our bylaws, applicable contracts, and New Jersey law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. We are currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of our current and former directors, officers and employees. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policies that limits its exposure and enables it to recover a portion of any future amounts paid.

Intellectual Property Lawsuits

We have, from time to time, exchanged correspondence with third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes. Additionally, on September 11, 2006, we filed a lawsuit against Optium Corporation (Optium) in the United States District Court for the Western District of Pennsylvania for patent infringement. In the suit, EMCORE and JDS Uniphase Corporation (JDSU) allege that Optium is infringing on U.S. patents 6,282,003 and 6,490,071 with its Prisma II 1550nm transmitters. On March 14, 2007, following denial of a motion to add additional claims to its existing lawsuit, EMCORE and JDSU filed a second patent suit in the same court against Optium alleging infringement of JDSU's patent 6,519,374.  On March 15, 2007, Optium filed a declaratory judgment action against the Company and JDSU. Optium seeks in this litigation a declaration that certain products of Optium do not infringe United States Patent No. 6,519,374 ("the '374 patent") and that the patent is invalid. The '374 patent is assigned to JDSU and licensed to the Company. Other than the filing of a Complaint, Optium has taken no action in this case, and the Company has not been served.

NOTE 17.  Income Taxes

As a result of its losses, EMCORE did not incur any income tax expense during the years ended September 30, 2005 and 2004.  A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal and state income tax rates for the year ended September 30, 2006 of 3.95% to income before provision for income taxes, is as follows:

(dollars in millions)	Years Ended September 30,
	2006	2005	2004
Income tax benefit computed at federal statutory rate	$16.4	$(4.6)	$(4.8)
State taxes, net of federal effect	2.7	(0.8)	(0.8)
Non-deductible executive compensation	0.9	-	-
Valuation allowance	(18.1)	5.4	5.6
Income tax expense (benefit)	$1.9	$-	$-
Effective tax rate	3.95%	0%	0%

Significant components of EMCORE’s deferred tax assets are as follows:

(in thousands)	2006	2005

Deferred tax assets (liabilities):
Federal net operating loss carryforwards	$71,987	$94,634
Research credit carryforwards (state and federal)	1,951	2,024
Inventory reserves	2,149	2,751
Accounts receivable reserves	146	112
Accrued warranty reserve	365	431
State net operating loss carryforwards	13,080	15,860
Investment write-down	4,766	4,766
Other	2,440	1,586
Fixed assets and intangibles	(8,553)	2,256
Total deferred tax assets	88,331	124,420
Valuation allowance	(88,331)	(124,420)
Net deferred tax assets	$-	$-

As of September 30, 2006, EMCORE had net operating loss carryforwards for federal income tax purposes of approximately $211.7 million, which expire beginning in the year 2021 through 2025. EMCORE also has state net operating loss carryforwards of approximately $145.3 million, which expire beginning in the year 2009.  EMCORE also has federal and state research and development tax credits of approximately $0.7 million and $1.3 million, respectively. The research credits will begin to expire in the year 2007 through 2025.  Utilization of EMCORE’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

EMCORE is incorporated in the State of New Jersey, which presently limits the use of net operating loss carryforwards due to state government budget deficits.

There was no tax benefit associated with exercise of stock options for the fiscal years ended September 30, 2006, 2005 or 2004.

NOTE 18.  Segment Data and Related Information

EMCORE has two operating segments: Fiber Optics and Photovoltaics.  EMCORE's Fiber Optics revenue is derived primarily from sales of optical components and subsystems for cable television (CATV), fiber to the premise (FTTP), enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers, and satellite communications data links.  EMCORE's Photovoltaics revenue is derived primarily from the sales of solar power conversion products, including solar cells, covered interconnect solar cells, and solar panels.   EMCORE evaluates its reportable segments in accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information. EMCORE’s Chief Executive Officer is EMCORE’s Chief Operating Decision Maker pursuant to SFAS 131, and he allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results and other non-GAAP financial ratios.

The following table sets forth the revenue and percentage of total revenue attributable to each of EMCORE's operating segments for the fiscal years ended September 30, 2006, 2005 and 2004.

Segment Revenue
(in thousands)	2006		2005		2004
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Fiber Optics	$104,852	73%	$81,960	71%	$56,169	69%
Photovoltaics	38,681	27	33,407	29	25,716	31%
Total revenue	$143,533	100%	$115,367	100%	$81,885	100%

The following table sets forth EMCORE's consolidated revenue by geographic region for the fiscal years ended September 30, 2006, 2005 and 2004.  Revenue was assigned to geographic regions based on the customers’ or contract manufacturers’ billing address.

Geographic Revenue
(in thousands)	2006		2005		2004
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
United States	$109,614	76%	$95,723	83%	$55,314	68%
Asia	28,537	20	13,725	12	15,148	18
South America	1,230	1	3	-	416	1
Europe	4,152	3	5,916	5	11,007	13
Total revenue	$143,533	100%	$115,367	100%	$81,885	100%

Cisco Systems, Inc. (Cisco) accounted for 12% and 22% of our total consolidated revenue in fiscal 2006 and 2005, respectively.   Motorola accounted for 15% of our total consolidated revenue in fiscal 2004.

The following table sets forth operating losses attributable to each EMCORE operating segment for the fiscal years ended September 30, 2006, 2005 and 2004:

Statement of Operations Data (in thousands)	2006	2005	2004
Operating loss by segment:
Fiber Optics	$(18,950)	$(13,884)	$(25,067)
Photovoltaics	(8,365)	(4,348)	(8,733)
Corporate	(6,835)	(2,139)	(1,804)
Operating loss	(34,150)	(20,371)	(35,604)

Total other expenses (income)	(81,041)	4,314	(7,228)

Income (loss) from continuing operations before income taxes	46,891	(24,685)	(28,376)

Provision for income taxes	1,852	-	-

Income (loss) from continuing operations	$45,039	$(24,685)	$(28,376)

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each operating segment as of September 30, 2006 and 2005 are as follows:

Long-lived Assets
(in thousands)	2006	2005

Fiber Optics	$57,817	$56,261
Photovoltaics	42,087	37,861
Corporate	22	235
Total long-lived assets	$99,926	$94,357

NOTE 19.  Employee Benefit Plans

EMCORE has a Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions are made in EMCORE's common stock. For the years ended September 30, 2006, 2005, and 2004, EMCORE contributed approximately $0.9 million, $0.7 million, and $0.7 million, respectively, in common stock to the Savings Plan.

NOTE 20.  Restatement of Consolidated Financial Statements

Background

In May 2006, EMCORE’s senior management voluntarily began an inquiry into the Company’s historical stock option granting practices.  The inquiry was not in response to any governmental investigation, shareholder lawsuit, whistleblower compliant or inquiries from media organizations.  Based on an initial review, senior management approached the Board of Directors and recommended that it form a Special Committee to examine EMCORE’s historical stock option granting practices.  The Board of Directors, pursuant to senior management’s recommendation, appointed a Special Committee of three independent EMCORE directors to investigate the Company’s historical stock option granting practices.

Based on this independent investigation, senior management, in consultation with the Audit Committee of the Board of Directors, concluded that it was likely that the most appropriate measurement dates for certain stock option grants, under the appropriate accounting treatment for stock options, differed from the recorded grant dates for such awards.  Accordingly, on November 6, 2006, as initially disclosed in a Current Report on Form 8-K, senior management and the Audit Committee determined that the Company’s financial statements included in its annual and interim reports and any related reports of its independent registered public accounting firm, earnings press releases and similar communications previously issued by the Company for the periods beginning with fiscal year 2000 should no longer be relied upon.

There was no stock-based compensation expense for options as previously reported under APB 25 for fiscal years 1997 through 2005.  The following table presents the effects of the revision of measurement dates on stock-based compensation expense for options included in the determination of net income (loss), for fiscal years 1997 through 2006, in accordance with the provisions of APB 25 and SFAS 123(R). See Note 4, Equity, of the Notes to the Consolidated Financial Statements for further details.

Year	Net Impact to Expense	Common Stock	Accumulated Deficit	Net Impact to Shareholders' Equity
Fiscal 1997	$58	$58	$(58)	$-
Fiscal 1998	2	60	(60)	-
Fiscal 1999	568	628	(628)	-
Fiscal 2000	11,012	11,640	(11,640)	-
Fiscal 2001	611	12,251	(12,251)	-
Fiscal 2002	5,638	17,889	(17,889)	-
Fiscal 2003	5,013	22,902	(22,902)	-
Cummulative effect on opening retained earnings	22,902

Total Fiscal 2004	528	23,430	(23,430)	-

Total Fiscal 2005	378	23,808	(23,808)

Total Impact	$23,808

Review of Option Grants

The Company’s stock option grants were organized into categories based on grant type.  The Company analyzed the evidence related to each category of grants including, but not limited to, electronic and physical documents. Based on the relevant facts and circumstances, the Company applied the applicable accounting standards to determine, for every grant within each category, the most appropriate measurement date.  The principal grant categories were as follows:

(1)	Retention Grants

EMCORE has a practice of granting stock options to employees for the purpose of retaining and motivating key employees. Generally, the process for retention grants involved the Board of Directors approving a pool of options to be distributed to key employees. The Board of Directors then delegated to senior management the authority to determine the terms and recipients and issue the awards under the Option Plans to non-executive employees.   Senior management, after receiving information from the Board as to the pool of awards available, would then, in conjunction with others in the Company, compile the grant distribution list, select the exercise price and issue the awards. The option grants were priced reflecting the closing price of EMCORE common stock on the previously stated grant date, which may not have been the date the terms were finalized. If executive management were to receive a grant as part of the overall retention grant, the Board of Directors or the Compensation Committee would approve the amount and allocation to these individuals in advance and would provide that such grants were to be priced at the same time the stock options for the key employees were completed.  The Board of Directors adopted stock option distribution guidelines in 2005 to be followed by senior management in their allocation process to non-executive employees. The purpose of these guidelines was to govern the distribution of stock option grants to employees at different grade levels to ensure consistency and reduce disparities across divisions.

In the course of its review, management reviewed all retention grants issued by the Company, which represented approximately nine million stock options. Measurement dates were selected based upon evidence of the most appropriate date that a final listing of employees and grant terms, including exercise price, had been determined and approved by management with the appropriate level of authority. In those instances where the market price of the Company’s stock on the most appropriate measurement date was higher than the option exercise price, the Company recognized stock-based compensation expense. The Company recorded no financial statement benefit for option grants issued above the fair market value on the revised measurement dates, as such benefit would not be permitted under generally accepted accounting principles. We noted instances, where subsequent to the revised measurement date being established, the number of options granted to certain employees changed. In these instances, we treated such revisions as a modification and applied variable plan accounting to those awards subsequent to modification under the provisions of APB 25 and related interpretations. No changes were made to grants to senior management subsequent to the revised measurement date. The total adjustment related to retention grants totaled approximately $22.0 million, or approximately 90% of the total adjustment.

(2)	New Hire Grants

EMCORE has a practice of granting stock options to eligible new employees on their start date. The Board of Directors had delegated to senior management the authority to make new hire grants under the Option Plans to non-executive employees. The number of stock options awarded was generally based on stock option distribution guidelines approved by the Board of Directors. The number of stock options granted were included in the employee's offer letter and the grant date and exercise price were determined on the employee's first day of employment and the closing price of the Company's common stock on that day.

Management reviewed each new hire grant that the Company made since EMCORE became a public company. During this review, management determined that, absent evidence that senior management or the Board of Directors granted options after an employee’s hire date or the terms were not finalized as of the hire date, the hire date was determined to be the most appropriate measurement date for new hire grants. In instances where the market price of the Company’ stock on the most appropriate measurement date was higher than the option exercise price, the Company recognized stock-based compensation expense. The Company recorded no financial statement benefit for option grants issued above the fair market value on the revised measurement dates, as such benefit would not be permitted under generally accepted accounting principles. All new hire grants with incorrect measurement dates were granted prior to October 1, 2005. The total adjustment related to new hire grants totaled approximately $1.9 million, or approximately 8% of the total adjustment.

(3)	Other Equity Awards

Management reviewed other stock option grants, which included promotion, non-qualified, and acquisition related option grants, as well as, stock awards granted as part of the Company’s Employee Stock Purchase Plan. Measurement dates were selected based upon evidence that a final listing of employees and grant terms, including exercise price, had been determined and approved by management with the appropriate level of authority. Evidence of a most appropriate measurement date was based upon Company e-mails or other correspondence that provided evidence that the terms of the awards had been finalized and approved. In those instances where the market price of the Company’s stock on the most appropriate measurement date was higher than the option exercise price, the Company recognized stock-based compensation expense. The Company recorded no financial statement benefit for option grants issued above the fair market value on the revised measurement dates, as such benefit would not be permitted under generally accepted accounting principles. The total adjustment related to other equity awards totaled approximately $0.6 million, or approximately 2%.

Tax Impact

The Company reviewed the implications of Section 162(m) of the Internal Revenue Code which prohibits tax deductions for non-performance based compensation paid to the chief executive officer and the four highest compensated officers in excess of one million dollars in a taxable year and concluded that no adjustments to our previously filed financials statements are required.

The following tables present the effects of the restatement on the Company’s previously issued consolidated financial statements for the years ended September 30, 2004 and 2005 and as of September 30, 2005:

Consolidated Statements of Operations
For the fiscal year ended September 30, 2004
(in thousands, except per share data)

	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Revenue	$93,069	$(11,184)	$-	$81,885
Cost of revenue	85,780	(8,429)	61	77,412
Gross profit	7,289	(2,755)	(61)	4,473

Operating expenses:
Selling, general and administrative	21,927	(2,168)	260	20,019
Research and development	23,555	(3,515)	18	20,058
Total operating expenses	45,482	(5,683)	278	40,077
Operating (loss) income	(38,193)	2,928	(339)	(35,604)

Other (income) expense:
Interest income	(783)	-	-	(783)
Interest expense	6,156	-	-	6,156
Net gain from debt extinguishment	(12,312)	-	-	(12,312)
Impairment of investment	500	-	-	500
Equity in net income of GELcore investment	(789)	-	-	(789)
Total other income	(7,228)	-	-	(7,228)
(Loss) income from continuing operations	(30,965)	2,928	(339)	(28,376)

Discontinued operations:
Loss from discontinued operations, net of tax	(2,045)	(2,928)	(189)	(5,162)
Gain on disposal of discontinued operations, net of tax	19,584	-	-	19,584
Income (loss) from discontinued operations	17,539	(2,928)	(189)	14,422

Net loss	$(13,426)	$-	$(528)	$(13,954)

Per share data:
Basic and diluted per share data:
(Loss) income from continuing operations	$(0.72)	$0.07	$(0.01)	$(0.66)
Income (loss) from discontinued operations	0.41	(0.07)	-	0.34
Net loss	$(0.31)	$-	$(0.01)	$(0.32)

Weighted-average number of shares outstanding used in basic and diluted per share calculations	43,303	-	-	43,303
__________________
(1) See Note 8, “Discontinued Operations and Restructuring Charges” in Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations
For the fiscal year ended September 30, 2005
(in thousands, except per share data)

	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Revenue	$127,603	$(12,236)	$-	$115,367
Cost of revenue	106,746	(10,721)	40	96,065
Gross profit	20,857	(1,515)	(40)	19,302

Operating expenses:
Selling, general and administrative	24,697	(1,686)	208	23,219
Research and development	17,429	(1,044)	69	16,454
Total operating expenses	42,126	(2,730)	277	39,673
Operating loss (income)	(21,269)	1,215	(317)	(20,371)

Other (income) expense:
Interest income	(1,081)	-	-	(1,081)
Interest expense	4,844	-	-	4,844
Loss on disposal of property, plant and equipment	439	-	-	439
Equity in net loss of GELcore investment	112	-	-	112
Total other expenses	4,314	-	-	4,314
(Loss) income from continuing operations	(25,583)	1,215	(317)	(24,685)

Discontinued operations:
Loss from discontinued operations, net of tax	-	(1,215)	(61)	(1,276)
Gain on disposal of discontinued operations, net of tax	12,476	-	-	12,476
Income (loss) from discontinued operations	12,476	(1,215)	(61)	11,200

Net loss	$(13,107)	$-	$(378)	$(13,485)

Per share data:
Basic and diluted per share data:
(Loss) income from continuing operations	$(0.54)	$0.02	$-	$(0.52)
Income (loss) from discontinued operations	0.26	(0.02)	-	0.24
Net loss	$(0.28)	$-	$-	$(0.28)

Weighted-average number of shares outstanding used in basic and diluted per share calculations	47,387	-	-	47,387
__________________
(1) See Note 8, “Discontinued Operations and Restructuring Charges” in Notes to the Consolidated Financial Statements.

 Consolidated Balance Sheet
As of September 30, 2005
(in thousands)

	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$19,525	$-	$-	$19,525
Marketable securities	20,650	-	-	20,650
Restricted cash	547	-	-	547
Accounts receivable, net	22,633	(2,470)	-	20,163
Receivables, related parties	4,197		-	4,197
Inventory, net	18,348	(1,189)	-	17,159
Prepaid expenses and other current assets	3,638	(109)	-	3,529
Assets of discontinued operations	-	7,249	-	7,249
Total current assets	89,538	3,481		93,019

Property, plant and equipment, net	56,957	(2,418)	-	54,539
Goodwill	34,643	-	-	34,643
Other intangible assets, net	5,347	(172)	-	5,175
Investments in unconsolidated affiliates	12,698	-	-	12,698
Long-term receivables, related parties	169	-	-	169
Other non-current assets, net	6,935	(891)	-	6,044
Total assets	$206,287	$-	$-	$206,287

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,587	$(1,736)	$-	$13,851
Accrued expenses and other current liabilities	19,086	(1,209)	-	17,877
Convertible subordinated notes, current portion	1,350	-	-	1,350
Liabilities of discontinued operations	-	2,945	-	2,945
Total current liabilities	36,023	-	-	36,023

Convertible subordinated notes	94,701	-	-	94,701
Total liabilities	130,724	-	-	130,724

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-	-	-
Common stock, no par value, 100,000 shares authorized, 48,023 shares issued and 48,003 shares outstanding	392,466	-	23,808	416,274
Accumulated deficit	(315,971)	-	(23,808)	(339,779)
Treasury stock, at cost; 20 shares	(932)	-	-	(932)

Total shareholders’ equity	75,563	-	-	75,563

Total liabilities and shareholders’ equity	$206,287	$-	$-	$206,287
__________________
(1) See Note 8, “Discontinued Operations and Restructuring Charges” in Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
As of September 30, 2004
(in thousands)

	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(13,426)	$-	$(528)	$(13,954)

Adjustments to reconcile net loss to net cash used for operating activities:
Recognition of loss on marketable securities	(25)	-	-	(25)
Stock-based compensation expense	-	-	339	339
Loss from discontinued operations	2,045	2,928	189	5,162
Gain on disposal of discontinued operations	(19,584)	-	-	(19,584)
Gain from debt extinguishment	(12,312)	-	-	(12,312)
Depreciation and amortization expense	15,219	503	-	15,722
(Adjustment) provision for doubtful accounts	(215)	37	-	(178)
Equity in net income of unconsolidated affiliates	(789)	-	-	(789)
Compensatory stock issuances	812	-	-	812
Reduction of note receivable due for services received	521	-	-	521
Impairment of investment	500	-	-	500
Total non-cash adjustments	(13,828)	3,468	528	(9,832)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,190)	424	-	(5,766)
Related party receivables	110	-	-	110
Inventory	(752)	1,510	-	758
Prepaid and other current assets	(560)	(507)	-	(1,067)
Other assets	(1,009)	308	-	(701)
Accounts payable	6,543	1,113	-	7,656
Accrued expenses and other current liabilities	992	(558)	-	434
Total change in operating assets and liabilities	(866)	2,290	-	1,424

Net cash used for operating activities of continuing operations	(14,694)	5,758	528	(8,408)
Net cash used for operating activities of discontinued operations	(4,218)	(5,758)	-	(9,976)

Net cash used for operating activities	(32,338)	-	-	(32,338)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,173)	1,445	-	(2,728)
Cash purchase of businesses, net of cash acquired	(3,386)	-	-	(3,386)
Purchase of marketable securities	(49,621)	-	-	(49,621)
Sale of marketable securities	17,475	-	-	17,475
Investing activities of discontinued operations	62,043	(1,445)	-	60,598
Net cash provided by investing activities	$22,338	$-	$-	$22,338
__________________
(1) See Note 8, “Discontinued Operations and Restructuring Charges” in Notes to the Consolidated Financial Statements.

(Continued from previous page)	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated

Cash flows from financing activities:
Repurchase of convertible subordinated notes	(10)	-	-	(10)
Payments on capital lease obligations	(60)	-	-	(60)
Proceeds from exercise of stock options	2,642	-	-	2,642
Proceeds from employee stock purchase plan	911	-	-	911
Convertible debt/equity issuance costs	(2,500)	-	-	(2,500)
Net cash provided by financing activities	983	-	-	983

Net decrease in cash and cash equivalents	(9,017)	-	-	(9,017)
Cash and cash equivalents at beginning of period	28,439	-	-	28,439

Cash and cash equivalents at end of period	$19,422	$-	$-	$19,422
__________________
(1) See Note 8, “Discontinued Operations and Restructuring Charges” in Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
As of September 30, 2005
(in thousands)

	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(13,107)	$-	$(378)	$(13,485)

Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	-	-	317	317
Loss from discontinued operations	-	1,215	61	1,276
Gain on disposal of discontinued operations	(12,476)	-	-	(12,476)
Depreciation and amortization expense	14,464	(1,287)	-	13,177
Loss on disposal of property, plant and equipment	439	-	-	439
(Adjustment) provision for doubtful accounts	(302)	12	-	(290)
Equity in net loss of unconsolidated affiliates	112	-	-	112
Compensatory stock issuances	775	-	-	775
Reduction of note receivable due for services received	521	-	-	521
Forgiveness of shareholders’ notes receivable	34	-	-	34
Total non-cash adjustments	3,567	(60)	378	3,885

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,556)	769	-	(787)
Related party receivables	(397)	-	-	(397)
Inventory	(59)	(444)	-	(503)
Prepaid and other current assets	(1,142)	28	-	(1,114)
Other assets	(978)	680	-	(298)
Accounts payable	(477)	642	-	165
Accrued expenses and other current liabilities	(1,138)	173	-	(965)
Total change in operating assets and liabilities	(5,747)	1,848	-	(3,899)

Net cash used for operating activities of continuing operations	(2,180)	1,788	378	(14)
Net cash used for operating activities of discontinued operations	-	(1,788)	-	(1,788)

Net cash used for operating activities	(15,287)	-	-	(15,287)

Cash flows from investing activities:
Purchase of plant and equipment	(5,357)	223	-	(5,134)
Investments in unconsolidated affiliates	(1,495)	-	-	(1,495)
Investments in associated company	(1,000)	-	-	(1,000)
Cash purchase of businesses, net of cash acquired	(2,821)	-	-	(2,821)
Purchase of marketable securities	(13,275)	-	-	(13,275)
Sale of marketable securities	24,775	-	-	24,775
Funding of restricted cash	(547)	-	-	(547)
Proceeds from disposals of property, plant and equipment	15	-	-	15
Investing activities of discontinued operations	13,197	(223)	-	12,974
Net cash provided by investing activities	$13,492	$-	$-	$13,492
__________________
(1) See Note 8, “Discontinued Operations and Restructuring Charges” in Notes to the Consolidated Financial Statements.

(Continued from previous page)	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated

Cash flows from financing activities:
Payments on capital lease obligations	$(43)	$-	$-	$(43)
Proceeds from exercise of stock options	936	-	-	936
Proceeds from employee stock purchase plan	1,005	-	-	1,005
Net cash provided by financing activities	1,898	-	-	1,898

Net increase in cash and cash equivalents	103	-	-	103
Cash and cash equivalents at beginning of period	19,422	-	-	19,422

Cash and cash equivalents at end of period	$19,525	$-	$-	$19,525
__________________
(1) See Note 8, “Discontinued Operations and Restructuring Charges” in Notes to the Consolidated Financial Statements.

NOTE 21.  Selected Quarterly Financial Information (unaudited)

The following tables present EMCORE’s unaudited results of operations for the eight most recently ended quarters. EMCORE believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the consolidated financial statements and notes included elsewhere in this document. EMCORE’s results from operations may vary substantially from quarter to quarter. Accordingly, the operating results for a quarter are not necessarily indicative of results for any subsequent quarter or for the full year. EMCORE has experienced and expects to continue to experience significant fluctuations in quarterly results.

The selected quarterly financial data has been restated to reflect the following:

•
As discussed in Note 8 - Discontinued Operations and Restructuring Charges, in August 2006, EMCORE sold its Electronic Materials & Device (EMD) division to IQE plc (IQE). EMCORE’s quarterly financial information has been reclassified to reflect the EMD business as a discontinued operation.

•	Under APB 25, the Company’s historical accounting method, this restatement principally reflects additional stock-based compensation expense relating to the Company’s historical stock option grants.

Statements of Operations Fiscal 2006 (in thousands, except per share data)	(As restated) Quarter 1 December 31, 2005	(As restated) Quarter 2 March 31, 2006	(As restated) Quarter 3 June 30, 2006	Quarter 4 September 30, 2006
Revenue	$35,729	$36,115	$36,323	$35,366
Cost of revenue	29,381	28,248	28,778	31,174
Gross profit	6,348	7,867	7,545	4,192

Operating expenses:
Selling, general and administrative	7,054	10,652	7,886	12,585
Research and development	4,273	4,734	5,053	5,632
Impairment of goodwill and intellectual property	-	-	-	2,233
Total operating expenses	11,327	15,386	12,939	20,450
Operating loss	(4,979)	(7,519)	(5,394)	(16,258)

Other (income) expense:
Interest income	(330)	(246)	(263)	(447)
Interest expense	1,297	1,359	1,331	1,365
Loss from convertible subordinated notes exchange offer	1,078	-	-	-
Impairment of investment	-	-	-	500
Loss on disposal of property, plant and equipment	-	-	-	424
Net gain on sale of GELcore investment	-	-	-	(88,040)
Equity in net (income) loss of GELcore investment	(547)	397	129	620
Equity in net loss of Velox investment	182	150	-	-
Total other expenses (income)	1,680	1,660	1,197	(85,578)
(Loss) income from continuing operations before income taxes	(6,659)	(9,179)	(6,591)	69,320

Provision for income taxes	-	-	-	1,852
(Loss) income from continuing operations	(6,659)	(9,179)	(6,591)	67,468

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(214)	170	384	33
Gain on disposal of discontinued operations, net of tax	-	2,012	-	7,499
(Loss) income from discontinued operations	(214)	2,182	384	7,532

Net (loss) income	$(6,873)	$(6,997)	$(6,207)	$75,000
Per share data:
Basic per share data:
(Loss) income from continuing operations	$(0.14)	$(0.18)	$(0.13)	$1.33
Income from discontinued operations	-	0.04	0.01	0.15
Net (loss) income	$(0.14)	$(0.14)	$(0.12)	$1.48

Diluted per share data:
(Loss) income from continuing operations	$(0.14)	$(0.18)	$(0.13)	$1.28
Income from discontinued operations	-	0.04	0.01	0.14
Net (loss) income	$(0.14)	$(0.14)	$(0.12)	$1.42

Weighted-average number of shares outstanding:
Basic	48,181	49,410	50,430	50,728
Diluted	48,181	49,410	50,430	52,853

Statements of Operations Fiscal 2005 (in thousands, except per share data)	(As restated) Quarter 1 December 31, 2004	(As restated) Quarter 2 March 31, 2005	(As restated) Quarter 3 June 30, 2005	(As restated) Quarter 4 September 30, 2005
Revenue	$25,137	$26,859	$29,916	$33,455
Cost of revenue	22,668	22,424	23,609	27,364
Gross profit	2,469	4,435	6,307	6,091

Operating expenses:
Selling, general and administrative	5,185	4,605	7,527	5,902
Research and development	4,875	3,692	3,865	4,022
Total operating expenses	10,060	8,297	11,392	9,924
Operating loss	(7,591)	(3,862)	(5,085)	(3,833)

Other (income) expense:
Interest income	(233)	(249)	(297)	(302)
Interest expense	1,202	1,202	1,202	1,238
Loss on disposal of property, plant and equipment	-	-	-	439
Equity in net (income) loss of GELcore investment	(372)	297	778	(591)
Total other expenses (income)	597	1,250	1,683	784
(Loss) income from continuing operations	(8,188)	(5,112)	(6,768)	(4,617)

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(1,089)	151	(192)	(146)
Gain on disposal of discontinued operations, net of tax	-	12,476	-	-
(Loss) income from discontinued operations	(1,089)	12,627	(192)	(146)

Net (loss) income	$(9,277)	$7,515	$(6,960)	$(4,763)

Per share data:
Basic and diluted per share data:
(Loss) income from continuing operations	$(0.17)	$(0.11)	$(0.15)	$(0.10)
(Loss) income from discontinued operations	(0.02)	0.27	-	-
Net (loss) income	$(0.19)	$0.16	$(0.15)	$(0.10)

Weighted-average number of shares outstanding used in basic and diluted per share calculations	46,994	47,265	47,426	47,861

Consolidated Statements of Operations
For the three months ended December 31, 2004
(in thousands, except per share data)

	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Revenue	$26,964	$(1,827)	$-	$25,137
Cost of revenue	24,889	(2,235)	14	22,668
Gross profit	2,075	408	(14)	2,469

Operating expenses:
Selling, general and administrative	5,560	(451)	76	5,185
Research and development	5,059	(190)	6	4,875
Total operating expenses	10,619	(641)	82	10,060
Operating (loss) income	(8,544)	1,049	(96)	(7,591)

Other (income) expense:
Interest income	(233)	-	-	(233)
Interest expense	1,202	-	-	1,202
Equity in net income of GELcore investment	(372)	-	-	(372)
Total other expenses	597	-	-	597
(Loss) income from continuing operations	(9,141)	1,049	(96)	(8,188)

Discontinued operations:
Loss from discontinued operations	-	(1,049)	(40)	(1,089)

Net loss	$(9,141)	$-	$(136)	$(9,277)

Per share data:
Basic and diluted per share data:
(Loss) income from continuing operations	$(0.19)	$0.02	$-	$(0.17)
Loss from discontinued operations	-	(0.02)	-	(0.02)
Net loss	$(0.19)	$-	$-	$(0.19)

Weighted-average number of shares outstanding used in basic and diluted per share calculations	46,994	-	-	46,994
__________________
(1) See Note 8, “Discontinued Operations and Restructuring Charges” in Notes to the Consolidated Financial Statements.

 Consolidated Statements of Operations
For the three months ended March 31, 2005
(in thousands, except per share data)

	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Revenue	$30,430	$(3,571)	$-	$26,859
Cost of revenue	24,901	(2,481)	4	22,424
Gross profit	5,529	(1,090)	(4)	4,435

Operating expenses:
Selling, general and administrative	5,127	(554)	32	4,605
Research and development	4,069	(379)	2	3,692
Total operating expenses	9,196	(933)	34	8,297
Operating (loss) income	(3,667)	(157)	(38)	(3,862)

Other (income) expense:
Interest income	(249)	-	-	(249)
Interest expense	1,202	-	-	1,202
Equity in net loss of GELcore investment	297	-	-	297
Total other expenses	1,250	-	-	1,250
Loss from continuing operations	(4,917)	(157)	(38)	(5,112)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	-	157	(6)	151
Gain on disposal of discontinued operations, net of tax	12,476	-	-	12,476
Income (loss) from discontinued operations	12,476	157	(6)	12,627

Net income (loss)	$7,559	$-	$(44)	$7,515

Per share data:
Basic and diluted per share data:
Loss from continuing operations	$(0.10)	$(0.01)	$-	$(0.11)
Income from discontinued operations	0.26	0.01	-	0.27
Net income	$0.16	$-	$-	$0.16

Weighted-average number of shares outstanding used in basic and diluted per share calculations	47,265	-	-	47,265
__________________
(1) See Note 8, “Discontinued Operations and Restructuring Charges” in Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations
For the three months ended June 30, 2005
(in thousands, except per share data)

	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Revenue	$33,234	$(3,318)	$-	$29,916
Cost of revenue	26,503	(2,902)	8	23,609
Gross profit	6,731	(416)	(8)	6,307

Operating expenses:
Selling, general and administrative	7,902	(402)	27	7,527
Research and development	4,061	(199)	3	3,865
Total operating expenses	11,963	(601)	30	11,392
Operating income (loss)	(5,232)	185	(38)	(5,085)

Other (income) expense:
Interest income	(297)	-	-	(297)
Interest expense	1,202	-	-	1,202
Equity in net loss of GELcore investment	778	-	-	778
Total other expenses	1,683	-	-	1,683
(Loss) income from continuing operations	(6,915)	185	(38)	(6,768)

Discontinued operations:
Loss from discontinued operations	-	(185)	(7)	(192)

Net (loss) income	$(6,915)	$-	$(45)	$(6,960)

Per share data:
Basic and diluted per share data:
Loss from continuing operations	$(0.15)	$-	$-	$(0.15)
Loss from discontinued operations	-	-	-	-
Net loss	$(0.15)	$-	$-	$(0.15)

Weighted-average number of shares outstanding used in basic and diluted per share calculations	47,426	-	-	47,426
__________________
(1) See Note 8, “Discontinued Operations and Restructuring Charges” in Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations
For the three months ended September 30, 2005
(in thousands, except per share data)

	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Revenue	$36,975	$(3,520)	$-	$33,455
Cost of revenue	30,453	(3,103)	14	27,364
Gross profit	6,522	(417)	(14)	6,091

Operating expenses:
Selling, general and administrative	6,108	(279)	73	5,902
Research and development	4,240	(276)	58	4,022
Total operating expenses	10,348	(555)	131	9,924
Operating income (loss)	(3,826)	138	(145)	(3,833)

Other (income) expense:
Interest income	(302)	-	-	(302)
Interest expense	1,238	-	-	1,238
Loss on disposal of property, plant and equipment	439	-	-	439
Equity in net (income) loss of GELcore investment	(591)	-	-	(591)
Total other expenses (income)	784	-	-	784
Income (loss) from continuing operations	(4,610)	138	(145)	(4,617)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	-	(138)	(8)	(146)

Net income (loss)	$(4,610)	$-	$(153)	$(4,763)

Per share data:
Basic and diluted per share data:
Income (loss) from continuing operations	$(0.10)	$-	$-	$(0.10)
Income from discontinued operations	-	-	-	-
Net income (loss)	$(0.10)	$-	$-	$(0.10)

Weighted-average number of shares outstanding used in basic and diluted per share calculations	47,861	-	-	47,861
__________________
(1) See Note 8, “Discontinued Operations and Restructuring Charges” in Notes to the Consolidated Financial Statements.

 Consolidated Statements of Operations
For the three months ended December 31, 2005
(in thousands, except per share data)

	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Revenue	$39,891	$(4,162)	$-	$35,729
Cost of revenue	33,055	(3,750)	76	29,381
Gross profit	6,836	(412)	(76)	6,348

Operating expenses:
Selling, general and administrative	7,263	(347)	138	7,054
Research and development	4,434	(239)	78	4,273
Total operating expenses	11,697	(586)	216	11,327
Operating (loss) income	(4,861)	174	(292)	(4,979)

Other (income) expense:
Interest income	(330)	-	-	(330)
Interest expense	1,297	-	-	1,297
Loss from convertible subordinated notes exchange offer	1,078	-	-	1,078
Equity in net income of GELcore investment	(547)	-	-	(547)
Equity in net loss of Velox investment	182	-	-	182
Total other expenses	1,680	-	-	1,680
(Loss) income from continuing operations	(6,541)	174	(292)	(6,659)

Discontinued operations:
Loss from discontinued operations	-	(174)	(40)	(214)

Net loss	$(6,541)	$-	$(332)	$(6,873)

Per share data:
Basic and diluted per share data:
Loss from continuing operations	$(0.14)	$-	$-	$(0.14)
Loss from discontinued operations	-	-	-	-
Net loss	$(0.14)	$-	$-	$(0.14)

Weighted-average number of shares outstanding used in basic and diluted per share calculations	48,181	-	-	48,181
__________________
(1) See Note 8, “Discontinued Operations and Restructuring Charges” in Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations
For the three months ended March 31, 2006
(in thousands, except per share data)

	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Revenue	$41,162	$(5,047)	$-	$36,115
Cost of revenue	32,473	(4,231)	6	28,248
Gross profit	8,689	(816)	(6)	7,867

Operating expenses:
Selling, general and administrative	11,001	(399)	50	10,652
Research and development	4,964	(240)	10	4,734
Total operating expenses	15,965	(639)	60	15,386
Operating loss	(7,276)	(177)	(66)	(7,519)

Other (income) expense:
Interest income	(246)	-	-	(246)
Interest expense	1,359	-	-	1,359
Equity in net loss of GELcore investment	397	-	-	397
Equity in net loss of Velox investment	150	-	-	150
Total other expenses	1,660	-	-	1,660
Loss from continuing operations	(8,936)	(177)	(66)	(9,179)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	-	177	(7)	170
Gain on disposal of discontinued operations, net of tax	2,012	-	-	2,012
Income (loss) from discontinued operations	2,012	177	(7)	2,182

Net loss	$(6,924)	$-	$(73)	$(6,997)

Per share data:
Basic and diluted per share data:
Loss from continuing operations	$(0.18)	$-	$-	$(0.18)
Income from discontinued operations	0.04	-	-	0.04
Net loss	$(0.14)	$-	$-	$(0.14)

Weighted-average number of shares outstanding used in basic and diluted per share calculations	49,410	-	-	49,410
__________________
(1) See Note 8, “Discontinued Operations and Restructuring Charges” in Notes to the Consolidated Financial Statements.

Consolidated Statements of Operations
For the three months ended June 30, 2006
(in thousands, except per share data)

	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Revenue	$41,954	$(5,631)	$-	$36,323
Cost of revenue	33,336	(4,641)	83	28,778
Gross profit	8,618	(990)	(83)	7,545

Operating expenses:
Selling, general and administrative	8,182	(401)	105	7,886
Research and development	5,152	(179)	80	5,053
Total operating expenses	13,334	(580)	185	12,939
Operating loss	(4,716)	(410)	(268)	(5,394)

Other (income) expense:
Interest income	(263)	-	-	(263)
Interest expense	1,331	-	-	1,331
Equity in net loss of GELcore investment	129	-	-	129
Total other expenses	1,197	-	-	1,197
Loss from continuing operations	(5,913)	(410)	(268)	(6,591)

Discontinued operations:
Income (loss) from discontinued operations	-	410	(26)	384

Net loss	$(5,913)	$-	$(294)	$(6,207)

Per share data:
Basic and diluted per share data:
Loss from continuing operations	$(0.12)	$(0.01)	$-	$(0.13)
Income from discontinued operations	-	0.01	-	0.01
Net loss	$(0.12)	$-	$-	$(0.12)

Weighted-average number of shares outstanding used in basic and diluted per share calculations	50,430	-	-	50,430
__________________
(1) See Note 8, “Discontinued Operations and Restructuring Charges” in Notes to the Consolidated Financial Statements.

NOTE 22.  Subsequent Events

1.	Strategic Investment in WorldWater & Solar Technologies Corporation (“WorldWater”)

On November 29, 2006, EMCORE invested $13.5 million in WorldWater, a leader in solar electric engineering, water management solutions and solar energy installations and products. This investment represents EMCORE’s first tranche of its intended $18.0 million investment, in return for convertible preferred stock and warrants of WorldWater, equivalent to approximately 31% equity ownership in WorldWater, or approximately 26.5% on a fully diluted basis.  In connection with the investment, EMCORE received two seats on WorldWater's Board of Directors.  EITF 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, provides guidance on whether an investor should apply the equity method of accounting to investments other than common stock.  In accordance with EITF 02-14, although the investment in WorldWater gives us the ability to exercise significant influence over the operating and financial policies of the investee, since the investment does not qualify as in-substance common stock the equity method of accounting is not appropriate.  In-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to the entity’s common stock.  The risk and reward characteristics of our investment are not substantially similar to WorldWater’s common stock because our investment’s liquidation preference is considered substantive.  Therefore, we are accounting for the investment in WorldWater under the cost method of accounting and evaluating it for other-than-temporary impairment each reporting period.

On April 9, 2007, EMCORE delivered a letter to WorldWater advising them that subject to the matters set forth therein, EMCORE would make additional investments in WorldWater. Subject to signing definitive agreements, EMCORE intends to (1) purchase 5,000,000 shares of WorldWater's common stock at $0.50 per share, with a five year warrant to purchase 1,250,000 shares of the WorldWater's common stock at $0.50, under the terms of a Confidential Private Placement Memorandum prepared by WorldWater and dated as of March 2007 and (2) complete the $4,500,000 Tranche B investment previously agreed to in the Investment Agreement, dated November 29, 2006 between EMCORE and WorldWater provided that the purchase of shares pursuant to the Tranche B Investment will occur at a purchase price of $0.40 per share and EMCORE will be entitled to 25% warrant coverage at $0.40 per share.  Subsequent to April 9, 2007, material changes were made to the terms of the proposed offering discussed in (1) above, and we elected not to participate.

2.	Restructuring of the Company’s 5% Convertible Senior Subordinated Notes due 2011

On April 9, 2007, the Company entered into a First Supplemental Indenture (the “2004 Supplemental Indenture”) with Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), which amends the Indenture, dated as of February 24, 2004 (the “2004 Indenture”), between the Company and the Trustee, governing the Company’s 5% Convertible Senior Subordinated Notes due 2011 issued thereunder (the “2004 Notes”). Also on April 9, 2007, the Company entered into a First Supplemental Indenture (the “2005 Supplemental Indenture” and together with the 2004 Supplemental Indenture, the “Supplemental Indentures”) with the Trustee, which amends the Indenture, dated as of November 16, 2005 (the “2005 Indenture” and together with the 2004 Indenture, the “Indentures”), between the Company and the Trustee, governing the Company’s 5% Convertible Senior Subordinated Notes due 2011 issued thereunder (the “2005 Notes” and together with the 2004 Notes, the “Notes”).

Each Supplemental Indenture, among other things, increased the interest rate of the applicable Notes to 5.5% from 5.0%, reduced the Conversion Price (as defined in the applicable Indenture) from $8.06 to $7.01, provided for an increase in the Conversion Rate (as defined in the applicable Supplemental Indenture) in the event of a Non-Stock Change of Control (as defined in the applicable Supplemental Indenture), amended the restriction on payment of dividends, amended the definition of “Events of Default” and provided for an additional payment in certain circumstances in which the Company fails to comply with its reporting obligations under the applicable Indenture. The Supplemental Indentures also provided a waiver of the Company’s failure to file certain reports with the SEC.

In order to give effect to the Supplemental Indentures, the Company entered into a Consent to Amendment and Waiver, dated as of April 9, 2007 (the “2004 Consent”), with certain holders of the 2004 Notes (the “2004 Consenting Holders”), and a Consent to Amendment and Waiver, dated as of April 9, 2007 (the “2005 Consent” and together with the 2004 Consent, the “Consents”), with the holder of the 2005 Notes (together with the 2004 Consenting Holders, the “Consenting Holders”), pursuant to which holders of at least a majority of the outstanding 2004 Notes and at least a majority of the 2005 Notes consented to the execution and delivery of the 2004 Supplemental Indenture and the 2005 Supplemental Indenture, respectively. The Consenting Holders also waived any and all Defaults (as defined in the applicable Indenture) and Events of Default (as defined in the applicable Indenture) relating to any failure of the Company to observe or perform any covenant or agreement contained in the Notes or the Indentures as a result of the Company’s failure to file with the SEC, or with the Trustee, its Annual Report on Form 10-K for the year ended September 30, 2006, its Annual Report on Form 10-Q for the quarter ended December 31, 2006 and/or any other reports that the Company fails to file in a timely manner for reasons in whole or in part directly or indirectly attributable to or arising out of the Company’s review of its historical stock option grants as initially reported in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006. The Consenting Holders agree to rescind any notice of acceleration delivered to the Company with respect to such failure to file.

The Consents also provided the Company with the option to repurchase an aggregate of $11.4 million of the outstanding principal amount of the Notes held by the Consenting Holders at a purchase price equal to $1,000 per $1,000 principal amount of the Notes purchased, plus accrued and unpaid interest, if any, to but excluding the date of purchase. The Company exercised this option and repurchased $11.4 million of its outstanding notes on April 13, 2007.  Accordingly, the Company classified the $11.4 million principal repayment as a current liability as of September 30, 2006.

3.	Acquisition of Opticomm Corporation

In April 2007, EMCORE acquired privately-held Opticomm Corporation of San Diego, California, including its fiber optic video, audio and data networking business, technologies, and intellectual property. EMCORE paid $4.0 million initial consideration for all of the shares of Opticomm. EMCORE also agreed to an additional earn-out payment based on Opticomm’s 2007 revenues. Opticomm is one of the leading specialists in the field of fiber optic video, audio and data networking for the commercial, governmental and industrial sectors.

4.	Option Grant Modification for Affected Former Employees

Under the terms of option agreements issued under the 2000 Plan, terminated employees who have vested and exercisable stock options have 90 days after the date of termination to exercise the options. In November 2006, the Company announced suspension of reliance on previously issued financial statements which in turn caused the Form S-8 registration statements for shares of common stock issuable under the option plans not to be available. Therefore, terminated employees were precluded from exercising their options during the remaining contractual term.  This November 2006 modification did not have any accounting impact as there was no incremental compensation in accordance with SFAS 123(R).

To address this issue with affected former employees under the 2000 Plan, EMCORE’s Board of Directors agreed in April 2007 to approve an option grant “modification” for these individuals by extending the normal 90-day exercise period after termination date to a date after which EMCORE becomes compliant with its SEC filings and the registration of the option shares is once again effective.  The Company is preparing a plan of communication with its terminated employees relating to the tolling arrangement which is expected to be finalized as soon as reasonably practicable.  We will account for the April 2007 modification of stock options as additional compensation expense in accordance with SFAS 123(R).

5.	Section 409A

Section 409A of the Internal Revenue Code (“Section 409A”) states that options granted with an exercise price below the fair market value are subject to a 20% excise tax on any gains derived from the exercise of such options if the options vested subsequent to December 31, 2004 and were exercised subsequent to December 31, 2005 (the “Affected Options”).  The Company has taken certain actions to address the adverse tax consequences under Section 409A and a comparable provision of the California Tax Code (“California Section 409A”) resulting to individuals that received Affected Options. The Company participated in a Federal Internal Revenue Service and a California Franchise Tax Board program and paid the Section 409A and California Section 409A taxes and interest on behalf of these non-executives.  The Company incurred and recorded approximately $0.3 million in the second quarter of fiscal 2007 in connection with its participation in these programs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EMCORE Corporation
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of EMCORE Corporation (the "Company") as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EMCORE Corporation as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective October 1, 2005.

As discussed in Note 20 to the consolidated financial statements, the accompanying consolidated balance sheets as of September 30, 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended September 30, 2005 and 2004 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 30, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP
      Deloitte & Touche LLP

Parsippany, New Jersey
October 30, 2007

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company intends to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including its Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Management, under the supervision and with the participation of its Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of the end of the period covered by this report. Based on that evaluation, management concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in its internal control over financial reporting, as described below, which the Company views as an integral part of its disclosure controls and procedures.

Attached as exhibits to this Annual Report on Form 10-K are certifications of the Company’s Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting Officer), which are required in accordance with Rule 13a-14 of the Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of the Company’s Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting Officer).

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting of the Company.  Management’s intent is to design this system to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that:

1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

A material weakness is a significant deficiency, or combination of significant deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of September 30, 2006. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2006, management determined that there were control deficiencies that constituted material weaknesses, as described below.

(i) Control Activities Relating to Stock Option Grants

The Company did not maintain effective controls over its granting of stock options and the related recording and disclosure of stock-based compensation expense under APB 25, SFAS 123, SFAS 123(R) and their related interpretations. Specifically, effective controls, including monitoring, were not designed and in place to provide reasonable assurance regarding the existence, completeness, accuracy, valuation and presentation of activity related to the Company’s granting of stock options in the financial statements. These control deficiencies resulted in errors in (i) stock-based compensation expense, additional paid-in capital, related income tax accounts and weighted averaged diluted shares outstanding and (ii) related financial statement disclosures that resulted in the restatement of the Company’s historical financial statements.  Accordingly, management determined that in the aggregate these control deficiencies constitute a material weakness in internal control over financial reporting.

(ii) Control Activities Relating to Non-routine and Non-Systematic Transactions

The Company did not maintain effective controls over non-routine and non-systematic transactions.  Specifically, the Company did not properly review and analyze legal expenses, interest income, amortization expense, gross receipts tax and other accruals.  In addition, the Company had errors in the classifications of bonuses and discontinued operations.  This control deficiency resulted in errors to the Company’s financial statements for the fourth quarter of 2006. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting.

Due to these material weaknesses, management determined that the Company’s internal control over financial reporting was not effective as of September 30, 2006.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, other than the changes discussed below, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weaknesses

Management is committed to remediating the control deficiencies that constitute the material weaknesses described above by implementing changes to the Company’s internal control over financial reporting. In addition, management has established procedures to consider the ongoing effectiveness of both the design and operation of the Company’s internal control over financial reporting.  The Chief Executive Officer and the Interim Chief Financial Officer of the Company have taken the responsibility to implement changes and improvements in the Company’s internal control over financial reporting and remediate the control deficiencies that gave rise to the material weaknesses.  Specifically, these changes include:

Remediation Activities Relating to Stock Option Grants

The Board of Directors of the Company adopted a revised Incentive Stock Option Grant Policy on November 13, 2006, that provided that:

•	Non-administrative grant responsibilities other than with respect to new-hire options are to be set by the Compensation Committee.

•
All new-hire options be issued the later of an employee’s first day of employment, or where applicable, the date the Compensation Committee approved the terms of the new-hire grant and have an exercise price of not less than 100% of the fair market value of the Company’s stock on that date.  The Board will conduct a review of all new-hire grants to ensure compliance with the Company’s policies and procedures.

•	The grant date for all options awarded to employees other than new-hire options is the date on which the Compensation Committee meets and approves the grants.

•	The exercise price of options other than new hire-options should be set at the closing price of the common stock of the Company on the date on which the Compensation Committee approves the grants.

•
The Company should, with respect to annual retention grants to employees, maintain the practice of awarding retention grants to senior management on the same date and with the same exercise price as retention grants awarded to non-senior management employees.

•	No additions or modifications to options grants should be permitted after the Compensation Committee has approved the option grants.

•	All grants are to be communicated to employees as soon as reasonably practicable after the grant date.

Remediation Activities Relating to Non-routine Transactions

Management has also reevaluated its accounting policies and procedures related to the above mentioned non-routine accounting transactions which aggregated to a material weakness.  As part of our review, we have enhanced the review process over non-routine transactions and the related accounting treatment by ensuring that these transactions are subject to a more thorough and detailed review.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within EMCORE have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EMCORE Corporation
Albuquerque, New Mexico

We have audited management's assessment included in the accompanying Report of Management on Internal Control Over Financial Reporting, that EMCORE Corporation (the "Company") did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effect of the material weaknesses identified in management's assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weaknesses have been identified and included in management's assessment: (1) The Company did not maintain effective controls over its granting of stock options and the related recording and disclosure of share based compensation expense under APB 25, SFAS 123 and SFAS 123(R), and the related interpretations.  Specifically, effective controls, including monitoring, were not designed and in place to provide reasonable assurance regarding the existence, completeness, accuracy, valuation and presentation of activity related to the Company’s granting of stock options in the financial statements.  These control deficiencies resulted in errors in (i) share based compensation expense, additional paid-in capital and weighted averaged shares outstanding, and (ii) related financial statement disclosures that resulted in the restatement of the Company’s historical financial statements; and (2) The Company did not maintain effective controls over the identification and review of certain non-routine and non-systematic accounting transactions.  A thorough analysis of these transactions, encompassing all of the relevant facts and accounting guidance, was not performed.  This control deficiency resulted in errors in accrued expenses, interest income, amortization expense and legal expense, as well as misclassifications in the statement of operations related to discontinued operations and the gain recognized on the sale of an investment.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended September 30, 2006, of the Company and this report does not affect our report on such financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2006 of the Company and our report dated October 30, 2007 expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to the restatement of the consolidated financial statements, as discussed in Note 20 to the consolidated financial statements, and the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as discussed in Note 4 to the consolidated financial statements.

/s/ Deloitte & Touche LLP
      Deloitte & Touche LLP

Parsippany, New Jersey
October 30, 2007

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is certain information with respect to each of the directors and executive officers of EMCORE.

THOMAS J. RUSSELL, Ph.D., 75, has been a director of the Company since May 1995 and was elected Chairman of the Board on December 6, 1996. Dr. Russell founded Bio/Dynamics, Inc. in 1961 and managed the company until its acquisition by IMS International in 1973, following which he served as President of that company’s Life Sciences Division. From 1984 until 1988, he served as Director, then as Chairman of IMS International until its acquisition by Dun & Bradstreet in 1988. From 1988 to 1992, he served as Chairman of Applied Biosciences, Inc., and was a Director until 1996. In 1990, Dr. Russell was appointed as a Director of Saatchi & Saatchi plc (now Cordiant plc), and served on that board until 1997. He served as a Director of adidas-Salomon AG from 1994 to 2001. He also served on the board of LD COM Networks until 2004. He holds a Ph.D. in physiology and biochemistry from Rutgers University.

REUBEN F. RICHARDS, JR., 51, joined the Company in October 1995 and became Chief Executive Officer in December 1996. Mr. Richards has been a director of the Company since May 1995. From October 1995 to December 2006, Mr. Richards served as the Company’s President. From September 1994 to December 1996, Mr. Richards was a Senior Managing Director of Jesup & Lamont Capital Markets Inc. (an affiliate of a registered broker-dealer). From December 1994 to December 1996, he was a member and President of Jesup & Lamont Merchant Partners, L.L.C. From 1992 through 1994, Mr. Richards was a principal with Hauser, Richards & Co., a firm engaged in corporate restructuring and management turnarounds. From 1986 until 1992, Mr. Richards was a Director at Prudential-Bache Capital Funding in its Investment Banking Division.

HONG Q. HOU, Ph.D., 42, has served as a director of the Company since December 2006. Dr. Hou joined the Company in 1998 and became President and Chief Operating Officer of the Company in December 2006. Dr. Hou co-started the Company’s Photovoltaics division, and subsequently managed the Company’s Fiber Optics division. In 2005 and 2006, Dr. Hou was responsible for managing the Company’s CATV and analog products business. From 1995 to 1998, Dr. Hou was a Principal Member of Technical Staff at Sandia National Laboratories, a Department of Energy weapon research lab managed by Lockheed Martin. He was a Member of Technical Staff at AT&T Bell Laboratories from 1993 to 1995, where he engaged in research on high-speed optoelectronic devices.

CHARLES SCOTT, 58, has served as a director of the Company since February 1998. Since January 1, 2004, he has served as Chairman of the Board of Directors of William Hill plc, a leading provider of bookmaking services in the United Kingdom. Prior to that, Mr. Scott served as Chairman of a number of companies, including Cordiant Communications Group plc, Saatchi & Saatchi Company plc, and Robert Walters plc.

JOHN GILLEN, 65, has served as a director of the Company since March 2003.  Mr. Gillen has been a partner in the firm of Gillen and Johnson, P.A., Certified Public Accountants since 1974. Prior to that time, Mr. Gillen was employed by the Internal Revenue Service and Peat Marwick Mitchell & Company, Certified Public Accountants.

ROBERT BOGOMOLNY, 68, has served as a director of the Company since April 2002. Since August 2002, Mr. Bogomolny has served as President of the University of Baltimore. Prior to that, he served as Corporate Senior Vice President and General Counsel of G.D. Searle & Company, a pharmaceuticals manufacturer, from 1987 to 2001. At G.D. Searle, Mr. Bogomolny was responsible at various times for its legal, regulatory, quality control, and public affairs activities. He also led its government affairs department in Washington, D.C., and served on the Searle Executive Management Committee.

THOMAS G. WERTHAN, 50, served as the Company’s Chief Financial Officer from June 1992 to February 2007 and has been a member of the Board of Directors since 1992. He is currently Chief Financial Officer of EPV SOLAR, Inc. a private company. Prior to joining the Company, he was associated with The Russell Group, a venture capital partnership, as Chief Financial Officer for several portfolio companies. The Russell Group was affiliated with Thomas J. Russell, Chairman of the Board of Directors of the Company.  From 1985 to 1989, Mr. Werthan served as Chief Operating Officer and Chief Financial Officer for Audio Visual Labs, Inc., a manufacturer of multimedia and computer graphics equipment.

Non-Director Executive Officers

ADAM GUSHARD, 37, joined the Company in December 1997 and has served as Interim Chief Financial Officer since February 2007. Previously, Mr. Gushard served as Vice President of Finance and has extensive experience with the Company's financial operations, controls, and corporate strategy, having served as an assistant controller, controller and corporate controller at the Company. Prior to joining the Company, Mr. Gushard was a certified public accountant with the public accounting firm, Coopers & Lybrand LLP (now PriceWaterhouseCoopers LLP). Mr. Gushard has a Bachelor of Science degree in Finance from Pennsylvania State University.

KEITH J. KOSCO, ESQ., 55, joined the Company in January 2007 and serves as Chief Legal Officer, and Secretary of the Company. From 2003 to 2006, Mr. Kosco served as General Counsel and Corporate Secretary of Aspire Markets, Inc. and from 2002 to 2003 served as General Counsel and Corporate Secretary of 3D Systems Corporation, a high technology capital goods manufacturer.  From 1998 to 2001, Mr. Kosco served as Director of Mergers and Acquisitions and Assistant General Counsel of Litton Industries, Inc., a technology and defense company that was acquired by Northrop Grumman Corporation in 2001.  Mr. Kosco also has over 17 years of experience in private practice with the law firms of Squire Sanders & Dempsey and Morgan, Lewis & Bockius.  Mr. Kosco received his J.D. degree from Harvard Law School in 1979.

JOHN IANNELLI, Ph.D., 42, joined the Company in January 2003 through the acquisition of Ortel from Agere Systems and has served as Chief Technology Officer since June 2007. Prior to his current role, Dr. Iannelli was Senior Director of Engineering of EMCORE’s Broadband division (Ortel).  Dr. Iannelli joined Ortel in 1995 and has led several development programs and products in the areas of analog and digital transmitters/transceivers. He has made seminal inventions in the areas of fiber optic transport in digital and broadband infrastructures. He has numerous publications and issued US patents.  Dr. Iannelli holds a Ph.D. and MS degree in Applied Physics from the California Institute of Technology, a BS degree in Physics from Rensselaer Polytechnic Institute, and a Masters degree in Business Administration from the University of Southern California.

Additional Information Regarding Directors and Executive Officers

Mr. Robert Louis-Dreyfus, after serving as a director of the Company since March 1997, resigned his seat on the Company’s Board of Directors on October 30, 2007.

As previously reported on Form 8-K filed with the SEC on December 20, 2006, Mr. Richards will continue to serve as the Company’s Chief Executive Officer until the Company’s Annual Meeting in 2008, at which time he will become Executive Chairman and Chairman of the Board of Directors and Dr. Thomas Russell, the current Chairman, will become Chairman Emeritus and Lead Director.  At that time, Dr. Hou will succeed Mr. Richards as the Company’s Chief Executive Officer.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act. The Audit Committee currently consists of Messrs. Scott, Gillen, and Bogomolny. Each member of the Audit Committee is currently an independent director within the meaning of NASD Rule 4200(a)(15). The Board of Directors has determined that Messrs. Scott and Gillen are each audit committee financial experts.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on the Company’s review of copies of all disclosure reports filed by directors and executive officers of the Company pursuant to Section 16(a) of the Exchange Act, as amended, and written representations furnished to the Company, the Company believes that there was compliance with all filing requirements of Section 16(a) applicable to directors and executive officers of the Company during the fiscal year 2006, with the exception of November 8, 2005 filings for Messrs. Bogomolny, Gillen, and Scott, and July 11, 2006 filings for Messrs. Bogomolny, Gillen, and Scott, which were reported one day late.

Code of Ethics

We have adopted a code of ethics entitled the “EMCORE Corporation Code of Business Conduct and Ethics,” which is applicable to all employees, officers, and directors of EMCORE.  The full text of our Code of Business Conduct and Ethics is included with the Corporate Governance information available on our website (www.emcore.com).  The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

ITEM 11.	Executive Compensation

Executive Compensation

The following table sets forth certain information concerning the annual and long-term compensation earned for services in all capacities to the Company for fiscal years ended September 30, 2006, 2005, and 2004 of those persons who during such fiscal year (i) served as the Company’s chief executive officer, and (ii) were the four most highly-compensated officers (other than the chief executive officer) (collectively, the “Named Executive Officers”):

Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation		Long-term Compensation Securities Underlying Options		All Other Compensation

Reuben F. Richards, Jr.
President and	2006	$400,400	$419,901	$2,683,495	(1)	--		$384	(2)
Chief Executive	2005	385,000	225,000	--		300,000		384	(2)
Officer	2004	356,923	325,000	--		145,000		384	(2)

Richard A. Stall (3)
Former Executive Vice	2006	$249,600	$176,776	$--		--		$7,678	(5)
President and Chief	2005	243,000	75,000	28,304	(4)	45,000		7,384	(5)
Technology Officer	2004	231,615	100,000	--		50,000		8,350	(5)

Thomas G. Werthan (6)
Former Executive Vice	2006	$248,440	$115,000	$--		--		$7,232	(9)
President and Chief	2005	236,000	75,000	22,123	(7)	60,000		5,963	(9)
Financial Officer	2004	218,269	125,000			80,000	(8)	6,670	(9)

Howard W. Brodie, Esq. (10)
Former Executive Vice	2006	$223,600	$170,341	--		--		$3,480	(12)
President and Chief Legal	2005	215,000	75,000	--		45,000		3,663	(12)
Officer	2004	205,961	125,000	--		60,000	(11)	5,187	(12)

Scott T. Massie (13)
Former Executive Vice	2006	$260,000	$100,000	--		--		$7,615	(14)
President and Chief	2005	250,000	93,750	--		67,500		7,384	(14)
Operating Officer	2004	197,482	80,000	--		40,000		6,884	(14)

____________________

(1)
In February 2001, the Company made a loan to Mr. Richards in the amount of $3.0 million to avoid the necessity of Mr. Richards selling shares of the Company’s stock during periods of market volatility, given his position with the Company.  At the time the loan was made, it was viewed to be in the best interests of the Company and its stockholders.  In February 2006, Mr. Richards tendered approximately $1.15 million in stock to the Company in partial payment of the loan, which included approximately $0.8 million of interest.  Later that same month, the Compensation Committee forgave the remaining balance of the loan of $2.7 million and Mr. Richards agreed to pay all income taxes incurred as a result of such loan forgiveness.  The Company estimated that Mr. Richards’ tax liability was approximately $1.3 million.

(2)	Amounts shown consist of life insurance premiums.
(3)	In June 2007, Dr. Stall resigned from the Company.
(4)
In November 2004, the Compensation Committee forgave a loan made in 1994 by the Company to Dr. Stall in the amount of $16,750. In light of Dr. Stall’s service to the Company, the Compensation Committee cancelled the loan through a bonus in the amount of $28,304, which includes repayment of the loan and additional cash to cover taxes.

(5)
Amounts shown for fiscal year 2006 consist of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $7,294, which are made in EMCORE common stock. Amounts shown for fiscal year 2005 consist of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $7,000, which are made in EMCORE common stock.  Amounts shown for fiscal year 2004 consist of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $7,966, which are made in EMCORE common stock.

(6)	In February 2007, Mr. Werthan resigned from the Company.
(7)
In November 2004, the Compensation Committee forgave a loan made in 1994 by the Company to Mr. Werthan in the amount of $13,450. In light of Mr. Werthan’s past and continued service to the Company, the Compensation Committee cancelled the loan through a bonus in the amount of $22,123, which includes repayment of the loan and additional cash to cover taxes.

(8)	In October 2006, Mr. Werthan voluntarily surrendered all rights to the 80,000 unexercised stock options granted during fiscal 2004, as they have been identified as misdated during fiscal year 2007.
(9)
Amounts shown for fiscal year 2006 consist of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $6,848, which are made in EMCORE common stock. Amounts shown for fiscal year 2005 consist of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $5,579, which are made in EMCORE common stock.  Amounts shown for fiscal year 2004 consist of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $6,286, which are made in EMCORE common stock.

(10)	In April 2007, Mr. Brodie resigned from the Company.
(11)	In October 2006, Mr. Brodie voluntarily surrendered all rights to the 60,000 unexercised stock options granted during fiscal 2004, as they have been identified as misdated during fiscal year 2007.
(12)
Amounts shown for fiscal year 2006 consist of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $3,096, which are made in EMCORE common stock. Amounts shown for fiscal year 2005 consist of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $3,279, which are made in EMCORE common stock. Amounts shown for fiscal year 2004 consist of life insurance premiums of $374 and EMCORE’s matching contributions under its 401(k) plan of $4,813, which are made in EMCORE common stock.

(13)	In December 2006, Mr. Massie resigned from the Company.
(14)
Amounts shown for fiscal year 2006 consist of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $7,231, which are made in EMCORE common stock. Amounts shown for fiscal year 2005 consist of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $7,000, which are made in EMCORE common stock. Amounts shown for fiscal year 2004 consist of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $6,500, which are made in EMCORE common stock.

Option Grants in Fiscal 2006
There were no options granted to the Named Executive Officers during fiscal year 2006.

Aggregated Option Exercises in Fiscal 2006 and Year-End Option Values
The following table sets forth the number of shares acquired by the Named Executive Officers upon options exercised during fiscal 2006 and the value thereof, together with the number of exercisable and unexercisable options held by the Named Executive Officers on September 30, 2006 and the aggregate gains that would have been realized had these options been exercised on September 30, 2006, even though such options had not been exercised by the Named Executive Officers.

	Shares Acquired On Exercise (1)		Value Realized	Total Number of Unexercised Options at September 30, 2006(2)				Value of Unexercised In-the-Money Options at September 30, 2006(3)
Name				Exercisable		Unexercisable		Exercisable		Unexercisable
Reuben F. Richards, Jr.	267,500	(4)	$847,450	286,250		186,250		$306,763		$494,263
Richard A. Stall	164,620		$536,405	198,750		58,750		$69,250		$166,625
Thomas G. Werthan	37,546		$148,531	265,000	(5)	85,000	(6)	$179,350	(5)	$244,100	(6)
Howard W. Brodie, Esq.	122,500	(7)	$192,023	68,750	(8)	33,750		$176,175		$84,375
Scott T. Massie	60,000		$359,800	26,875		70,625		$75,088		$192,363

____________________

(1)
A total of 652,166 options were exercised by Named Executive Officers in fiscal 2006.  This includes 162,500 options that were subsequently identified as misdated as a result of the stock option review discussed in the Explanatory Note immediately preceding Part I of this Annual Report.  The gains recognized by Mr. Richards and Mr. Brodie, as a result of the misdated options, were paid back to the Company in October 2006.  See notes (4) and (7) below.

(2)
This represents the total number of shares subject to stock options held by each Named Executive Officer at September 30, 2006. These options were granted on various dates during the fiscal years 1997 through 2005 and includes 503,750 exercisable and 121,250 unexercisable shares subject to stock options that were subsequently identified as misdated.

(3)
These amounts represent the difference between the exercise price of the stock options and the closing price of the Company’s common stock on September 29, 2006 for all the in-the-money options held by each Named Executive Officer. The in-the-money stock option exercise prices range from $2.63 to $5.10.

(4)
Includes 192,500 shares acquired upon the exercise of stock options subsequently identified as misdated.  In October 2006, Mr. Richards voluntarily tendered payment of $166,625, representing the entire benefit from his exercise and sale of these misdated stock options.

(5)	Includes 187,500 options identified as misdated during fiscal year 2007, which had a value of $131,600. Mr. Werthan voluntarily surrendered all rights to these options in October 2006.
(6)	Includes 40,000 options identified as misdated during fiscal year 2007, which had a value of $131, 600. Mr. Werthan voluntarily surrendered all rights to these options in October 2006.
(7)
Includes 42,500 shares acquired upon the exercise of stock options subsequently identified as misdated.  In October 2006, Mr. Brodie voluntarily tendered payment of $96,668, representing the entire benefit received from 42,500 stock options exercised during fiscal year 2006 and 15,000 stock options exercised prior to fiscal year 2006.

(8)	Includes 57,500 options identified as misdated during fiscal year 2007, which had a value of $148,050. Mr. Brodie voluntarily surrendered all rights to these options in October 2006.

Director Compensation

Pursuant to its Directors’ Stock Award Plan, the Company pays non-employee directors a fee in the amount of $3,000 per Board meeting attended ($3,600 for the Chairman of the Board) and $500 per committee meeting attended ($600 for the chairman of a committee), as well as reimburses a non-employee director's reasonable out-of-pocket expenses incurred in connection with such Board or committee meeting. From time to time, Board members are invited to attend meetings of Board committees of which they are not members.  When this occurs, these non-committee Board members receive a committee meeting fee of $500. Payment of fees under the Directors’ Stock Award Plan has historically been made in common stock of the Company at the closing price on the NASDAQ National Market for the day prior to the meeting. If the proposed amendment to the Directors’ Stock Award Plan is approved at the Annual Meeting, payment of fees under the Directors’ Stock Award Plan will be made, beginning with fees paid for fiscal 2007, in common stock payable in one issuance annually based on the closing price on the NASDAQ National Market for the date of issuance.

In addition, on October 20, 2005, the Board of Directors instituted an Outside Directors Cash Compensation Plan providing for the payment of cash compensation to outside directors for their participation at Board meetings. Director compensation is established by the Board and periodically reviewed. One of the objectives of the Outside Directors Cash Compensation Plan is to provide the Company with an advantage in attracting and retaining outside directors.  Each non-employee director receives a meeting fee for each meeting that he or she attends (including telephonic meetings, but excluding execution of unanimous written consents) of the Board. In addition, each non-employee director receives a committee meeting fee for each meeting that he or she attends (including telephonic meetings, but excluding execution of unanimous written consents) of a Board committee. Until changed by resolution of the Board, the meeting fee is $4,000 and the committee meeting fee is $1,500; provided that the meeting fee for special telephonic meetings (i.e., Board meetings that are not regularly scheduled and in which non-employee directors typically participate telephonically) is $750 and the committee meeting fee for such special telephonic meetings is $600. Any non-employee director who is the chairman of a committee receives an additional $750 for each meeting of the committee that he or she chairs, and an additional $200 for each special telephonic meeting of such committee. Directors may defer cash compensation otherwise payable under the Outside Directors Cash Compensation Plan.

No director who is an employee of the Company receives compensation for services rendered as a director under either the Outside Directors Cash Compensation Plan or the Directors’ Stock Award Plan.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Agreements with Named Executive Officers

The Company has entered into agreements with certain Named Executive Officers in connection with their departures from the Company, as described more fully below.

●
On December 19, 2006, the Company entered into an agreement and release with Mr. Scott Massie specifying his severance benefits and releasing the Company from certain claims.  Pursuant to the terms of the agreement, the Company paid Mr. Massie $310,000 (equal to 62 weeks of his salary), less applicable withholdings and deductions, in a lump-sum payment on August 6, 2007.  Additionally, Mr. Massie elected to continue coverage under the Company’s health plans pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), and the Company paid $6,029 in COBRA premiums.

●
On February 8, 2007, the Company entered into a severance agreement with Mr. Thomas Werthan specifying his severance benefits.  In accordance with the Company’s Severance Policy adopted in 2004 (the “Severance Policy”), under the terms of the severance agreement the Company paid Mr. Werthan $387,040 (equal to 82 weeks of his salary), less applicable tax withholdings and deductions, in a lump-sum payment on September 14, 2007.  Additionally, Mr. Werthan elected COBRA continuation coverage under the Company’s health plans and $7,235 was deducted from Mr. Werthan’s lump sum severance payment, which represents the amount of Mr. Werthan’s portion of the COBRA premiums.  In connection with Mr. Werthan’s resignation in February 2007 and pursuant to the terms of the promissory note, the Board of Directors forgave his $82,000 loan with the Company.  Mr. Werthan was responsible for the personal taxes related to the loan forgiveness.

●
On April 17, 2007, the Company entered into a severance agreement with Mr. Howard Brodie.  In accordance with the Severance Policy, under the terms of the severance agreement, the Company will pay Mr. Brodie $313,939 (equal to 68 weeks of his salary plus automobile expenses), less applicable tax withholdings and deductions, in a lump-sum payment to be paid on October 31, 2007.  Additionally, Mr. Brodie elected to continue coverage under the Company’s health plans pursuant to COBRA.  Pursuant to Mr. Brodie’s severance agreement, the Company will pay the portion of the COBRA premiums, up to a maximum of 68 weeks, equal to the amount that the Company would have otherwise paid for health insurance coverage if Mr. Brodie were an active employee of the Company during such time.  Also, until the lump sum severance payment is made, the Company will pay Mr. Brodie’s portion of the COBRA premiums, which total amount of premiums will then be deducted from Mr. Brodie’s lump sum severance payment.  No later than October 31, 2007, the Company will also pay Mr. Brodie $55,341, less applicable withholdings and deductions, representing the amount earned by Mr. Brodie under the Company’s 2006 Executive Bonus Plan.

●
On June 25, 2007, the Company entered into a severance agreement with Dr. Richard Stall.  In accordance with the Company’s Severance Policy, under the terms of the severance agreement, the Company will pay Dr. Stall $470,400 (equal to 98 weeks of his salary), less applicable tax withholdings and deductions, in a lump-sum payment to be paid on January 2, 2008.  Additionally, Dr. Stall elected to continue coverage under the Company’s health plans pursuant to COBRA.  Pursuant to Mr. Stall’s severance agreement, the Company will pay the portion of Dr. Stall’s COBRA premiums, up to a maximum of 98 weeks, equal to the amount that the Company would have otherwise paid for health insurance coverage if Mr. Stall were an active employee of the Company during such time.  Also, until the lump sum severance payment is made, the Company will pay Mr. Stall’s portion of the COBRA premiums, which total amount of premiums will then be deducted from Mr. Stall’s lump sum severance payment.

Agreements with Other Executive Officers

In connection with Dr. Hong Hou’s appointment as President and Chief Operating Officer of the Company in December 2006, Dr. Hou’s annual base salary was increased from $227,000 to $400,000.  He also became eligible for the Company’s 2007 Executive Bonus Plan providing him the opportunity to earn a bonus equal to 80% of his base salary based on both Company-wide performance and individual performance as determined by the Compensation Committee.  Additionally, the Compensation Committee granted Dr. Hou options to purchase 245,000 shares of the Company’s common stock under the 2000 Plan at an exercise price of $5.76 per share, which was the fair market value (as defined in the 2000 Plan) of a share of the Company’s common stock on December 14, 2006, the date of the option grant to Dr. Hou.  The Compensation Committee also approved an additional grant of options to purchase 255,000 shares of the Company’s common stock to be made in calendar year 2007 subject to compliance with the provisions of the 2000 Plan.  The exercise price of the options to be granted in 2007 will be the fair market value of a share of the Company’s common stock on the grant date in 2007.  The initial option grant for 245,000 shares vested on the date of grant, December 14, 2006.  The options to be granted in 2007 will vest in four equal installments over four years with the first 25 percent vesting in 2008 on the one-year anniversary of the date of grant, and are subject to the terms and conditions of the 2000 Plan.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee currently consists of Messrs. Gillen, Bogomolny, and Scott. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all executive officers of the Company, reviews general policy matters relating to compensation and benefits of executive officers and employees of the Company, and administers the issuance of stock options and stock appreciation rights and awards of restricted stock to the Company’s officers and key salaried employees. No member of the Compensation Committee is now or ever was an officer or an employee of the Company. No executive officer of the Company serves as a member of the Compensation Committee of the Board of Directors of any entity one or more of whose executive officers serves as a member of the Company’s Board of Directors or Compensation Committee. The Compensation Committee meets at least once annually.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The following Report of the Compensation Committee does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report of the Compensation Committee by reference therein.

The Committee’s Responsibilities

The Compensation Committee of the Board of Directors is composed entirely of independent directors. The Compensation Committee is responsible for setting and administering policies, which govern EMCORE’s executive compensation programs. The purpose of this report is to summarize the compensation philosophy and policies that the Compensation Committee applied in making executive compensation decisions in 2006. The Compensation Committee met three times in fiscal 2006 (October 2005, February 2006 and May 2006).

Compensation Philosophy

The Compensation Committee has approved compensation programs intended to:

•
Attract and retain talented executive officers and key employees by providing total compensation competitive with that of other executives employed by companies of similar size, complexity and lines of business;

•	Motivate executives and key employees to achieve strong financial and operational performance;
•	Emphasize performance-based compensation, which balances rewards for short-term and long-term results;
•
Reward individual performance; link the interests of executives with shareholders by providing a significant portion of total pay in the form of stock-based incentives and requiring target levels of stock ownership; and

•	Encourage long-term commitment to EMCORE.

Compensation Methodology

Each year the Compensation Committee reviews data from market surveys, proxy statements, and independent consultants to assess EMCORE’s competitive position with respect to the following three components of executive compensation:

•	Base Salary;
•	Annual incentives; and
•	Long-term incentives.

The Compensation Committee also considers individual performance, level of responsibility, and skills and experience in making compensation decisions for each executive.

Components of Compensation

Base Salary. Base salaries for executives are determined based upon job responsibilities, level of experience, individual performance, comparisons to the salaries of executives in similar positions obtained from market surveys, and competitive data obtained from consultants and staff research. The goal for the base pay component is to compensate executives at a level, which approximates the median salaries of individuals in comparable positions and markets. The Compensation Committee reviews, adjusts, where appropriate, and approves the salary increases for executive officers, as such are recommended to the Committee by the Company’s Chief Executive Officer.  Any salary increase for the Chief Executive Officer is reviewed by the Committee in executive session.  Due to the Company’s improved financial performance in fiscal year 2005, the Committee approved base salary increases of four percent for the Company’s executive officers, including the Named Executive Officers (as defined below), in October 2005.

Annual Incentives. Pursuant to the Fiscal 2006 Executive Bonus Plan, bonus targets for each executive officer of the Company were established to promote the achievement of performance objectives of the Company.  Half of an executive’s bonus target was related to the Company meeting revenue targets and half of the bonus target was related to the Company meeting EBIT targets set forth in the Company’s fiscal 2006 budget.  Based upon the Company’s performance in fiscal 2006 and the recommendations of the Chief Executive Officer, the Company’s executive officers, including the Named Executive Officers, were awarded bonuses ranging from 38% – 64% of their respective base salaries.

Long-Term Incentives. Long-term equity awards consist of stock options, which are designed to give executive officers and other employees of the Company an opportunity to acquire shares of the Company’s common stock, to provide an incentive for such employees to continue to promote the best interests of the Company and enhance its long-term performance and to provide an incentive for such employees to join or remain with the Company.  Generally, stock options vest in equal installments over a period of four or five years and expire ten (10) years from the grant date.  In fiscal 2006, no stock options were awarded to any of the Company’s executive officers.

Compliance with Section 162(m) of the Internal Revenue Code

Under Section 162(m) of the Internal Revenue Code, EMCORE may not deduct annual compensation in excess of $1 million paid to certain employees, generally its Chief Executive Officer and its four other most highly compensated executive officers, unless that compensation qualifies as performance-based compensation. While the Compensation Committee intends to structure performance-related awards in a way that will preserve the maximum deductibility of compensation awards, the Compensation Committee may from time to time approve awards that would vest upon the passage of time or other compensation, which would not result in qualification of those awards as performance-based compensation.

Compensation of the Chief Executive Officer

The Compensation Committee reviews annually the compensation of the Chief Executive Officer and recommends any adjustments to the Board of Directors for approval. The Chief Executive Officer participates in the same programs and receives compensation based upon the same criteria as EMCORE’s other executive officers. However, the Chief Executive Officer’s compensation reflects the greater policy- and decision-making authority that the Chief Executive Officer holds, and the higher level of responsibility that he has with respect to the strategic direction of EMCORE and its financial and operating results.

The components of Mr. Richard’s 2006 compensation were:

Base Salary. After considering EMCORE’s overall performance and competitive practices, the Compensation Committee recommended, and the Board of Directors approved, a 4% increase in Mr. Richards’ base salary, to $400,400, effective October 1, 2005.

Annual Incentives. Annual incentive compensation for Mr. Richards is based upon achievement of targets set by the Board of Directors. Based on the attainment of certain strategic corporate milestones, including the Company’s completion of the sale of its membership interest in GELcore, LLC to General Electric Corporation for $100 million and the sale of its Electronic Materials & Device division to IQE RF, LLC for $16 million, in September 2006 Mr. Richards received a payment of $255,000.

Pursuant to due authorization from EMCORE's Board of Directors, EMCORE loaned $3.0 million to Mr. Reuben Richards, the Chief Executive Officer in February 2001 (“The Note”). The Note matured on February 22, 2006 and bore interest compounded at a rate of (a) 5.18% per annum through May 23, 2002 and (b) 4.99% from May 24, 2002 through maturity. All interest was payable at maturity. On February 13, 2006, Mr. Richards tendered 139,485 shares of EMCORE common stock in partial payment of the Note. Principal plus accrued interest on the Note totaled approximately $3.83 million.  The Compensation Committee of EMCORE’s Board of Directors specifically approved the tender of shares, as permitted by the Note, at the price of $8.25 per share, which was the closing price of EMCORE common stock on February 13, 2006. On February 28, 2006, the Compensation Committee resolved to forgive the remaining balance of the Note (approximately $2.7 million), effective as of March 10, 2006.  Mr. Richards’ tender of common stock on February 13, 2006 was accepted as full payment and satisfaction of the Note, including principal and accrued interest.  Additionally, the Compensation Committee resolved to accelerate and vest the final tranche of each of the incentive stock option grants made in fiscal 2004 and 2005 to Mr. Richards, which constitute a combined accelerated vesting of 111,250 shares. In considering this matter, the Compensation Committee carefully considered Mr. Richards’ past performance, including the recent appreciation in the stock price and EMCORE’s improved financial performance, the facts and circumstances surrounding the loan, Mr. Richards’ current compensation, Mr. Richards’ willingness to repay a portion of the Note and all resulting taxes totaling $1.3 million, and the desire to retain Mr. Richards’ continued service to EMCORE. EMCORE recorded a one-time charge of approximately $2.7 million in March 2006 for the partial forgiveness of the Note, plus a charge of approximately $0.3 million in stock-based compensation expense under SFAS 123(R) relating to the accelerated ISO grants.

The Compensation Committee conducts its annual review of Chief Executive Officer performance and compensation after the close of the fiscal year, to assure thorough consideration of year-end results.

This report has been provided by the Compensation Committee.

October 29, 2007
COMPENSATION COMMITTEE John Gillen, Chairman Charlie Scott Robert Bogomolny

Performance Graph

The following stock performance graph does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this stock performance graph by reference therein.

The following graph and table compares the cumulative total shareholders’ return on the Company’s common stock for the five-year period from September 30, 2001 through September 30, 2006 with the cumulative total return on the NASDAQ Stock Market Index and the NASDAQ Electronic Components Stocks Index (SIC Code 3674). The comparison assumes $100 was invested on September 30, 2001 in the Company’s common stock. The Company did not declare, nor did it pay, any dividends during the comparison period.

	2001	2002	2003	2004	2005	2006

EMCORE Corporation	100.00	17.76	34.35	23.01	71.50	69.16
NASDAQ Composite	100.00	81.95	123.82	132.99	152.97	164.09
NASDAQ Electronic Components	100.00	66.58	105.38	106.99	127.83	126.75

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of August 31, 2007 certain information regarding the beneficial ownership of the Company’s voting common stock by (i) each person or “group” (as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) known by the Company to be the beneficial owner of more than 5% of the voting common stock, (ii) each Named Executive Officer of the Company, (iii) each director and nominee, and (iv) all directors and executive officers as a group (10 persons). Except as otherwise indicated, the Company believes, based on information furnished by such persons, that each person listed below has the sole voting and investment power over the shares of common stock shown as beneficially owned, subject to common property laws, where applicable. Shares beneficially owned include shares and underlying warrants and options exercisable within sixty (60) days of August 31, 2007. Unless otherwise indicated, the address of each of the beneficial owners is c/o the Company, 10420 Research Road, Albuquerque, NM 87123.

Name	Shares Beneficially Owned	Percent of Common Stock

Robert Bogomolny	86,972	*
John Gillen	29,242	*
Robert Louis-Dreyfus (1)	3,303,259	6.5%
Thomas J. Russell (2)	5,023,791	9.8%
Charles Scott (3)	42,409	*
Reuben F. Richards, Jr. (4)	1,052,054	2.0%
Richard A. Stall (5)	284,780	*
Thomas G. Werthan	16,266	*
Howard W. Brodie, Esq. (6)	11,250	*
Scott T. Massie (7)	302	*

All directors and executive officers as a group (11 persons) (8)	10,300,187	19.8%

Alexandra Global Master Fund Ltd. (9)	3,222,503	6.3%
AMVESCAP PLC (10)	4,000,005	7.8%
Kern Capital Management, LLC (11)	2,691,300	5.3%
Kopp Investment Advisors, LLC (12)	4,082,020	8.0%
The Quercus Trust (13)	4,926,745	9.7%
__________________
*	Less than 1.0%
(1)
All 3,303,259 shares held by Gallium Enterprises Inc.  Mr. Robert Louis-Dreyfus, after serving as a director of the Company since March 1997 resigned his seat on the Company’s Board of Directors on October 30, 2007.

(2)	Includes 2,280,035 shares held by The AER Trust.
(3)	Includes 30,409 shares owned by Kircal, Ltd.
(4)	Includes options to purchase 397,500 shares and 175,000 shares held by spouse.
(5)	Includes options to purchase 222,500 shares and 548 shares held by 401(k) plan.
(6)	Includes options to purchase 11,250 shares.
(7)	Shares held by 401(k) plan.
(8)
Includes options to purchase 1,012,729 shares beneficially owned by Reuben Richards, Jr., Chief Executive Officer; Hong Hou, President and Chief Operating Officer; Adam Gushard, Interim Chief Financial Officer; and John Iannelli, Chief Technology Officer.  No options to purchase shares were beneficially owned by the six directors (including Thomas Werthan), or Keith Kosco, Chief Legal Officer.  Richard Stall, Howard Brodie, and Scott Massie resigned from the Company prior to August 31, 2007 and are not included in this total.

(9)
This information is based solely on information contained in a Schedule 13G filed with the Securities Exchange Commission (“SEC”) on February 14, 2007, by Alexandra Global Master Fund Ltd. (“Alexandra Global”).  Alexandra Investment Management, LLC (“Alexandra Management,” which is investment advisor to Alexandra Global) and Mikhail A. Filimonov (“Filimonov”), Chairman, Chief Executive Officer, Managing Member, and Chief Investment Officer of Alexandra Management may be deemed to share voting and dispositive power with respect to the shares owned by Alexandra Global by reason of their respective relationships with Alexandra Global.  Alexandra Management and Filimonov disclaim beneficial ownership of all such shares.  The address of Alexandra Global is Citco Building, Wickams Cay, P.O. Box 662, Road Town, Tortola, British Virgin Islands.  The address of Alexandra Management and Filimonov is 767 Third Avenue, 39th Floor, New York, New York 10017.

(10)
This information is based solely on information contained in a Schedule 13G filed with the SEC on February 14, 2007, by AMVESCAP PLC, a U.K. entity, on behalf of itself and PowerShares Capital Management LLC, a U.S. entity (“PowerShares”). The shares reported for AMVESCAP PLC represent the total shares held by AMVESCAP PLC through PowerShares.  The address of AMVESCAP PLC is 30 Finsbury Square, London EC2A 1AG, England.  The address of AMVESCAP PLC is 30 Finsbury Square, London EC2A 1AG, England.

(11)
This information is based solely on information contained in a Schedule 13G filed with the SEC on February 14, 2007, by Kern Capital Management, LLC (“KCM”), Robert E. Kern, Jr. (“R. Kern,” controlling member of KCM), and David G. Kern (“D. Kern,” controlling member of KCM).  As controlling members of KCM, R. Kern and D. Kern may be deemed the beneficial owners of the shares owned by KCM.  R. Kern and D. Kern expressly disclaim beneficial ownership of all such shares.  The address of KCM, R. Kern, and D. Kern is 114 West 47th Street, Suite 1926, New York, New York 10036.

(12)
This information is based solely on information contained in a Schedule 13D filed with the SEC on July 17, 2007, by Kopp Investment Advisors, LLC (“KIA”), a wholly-owned subsidiary of Kopp Holding Company, LLC (“KH LLC”), which, is controlled by Mr. LeRoy C. Kopp (“L. Kopp”) through Kopp Holding Company (collectively, the “Kopp Parties”).  KIA reports beneficially owning a total of 3,866,520 shares including having sole voting power over 3,866,520 shares and shared dispositive power over 2,641,020 shares.  KH LLC reports beneficially owning a total of 3,866,520 shares.  Kopp Holding Company reports beneficially owning a total of 3,866,520 shares.  L. Kopp reports beneficially owning a total of 4,082,020 shares, including having sole dispositive power over 1,441,000 shares.  The address of the Kopp Parties is 7701 France Avenue South, Suite 500, Edina, Minnesota 55435. The address of Kopp Investment Advisors, LLC is 7701 France Avenue South, Suite 500, Edina, Minnesota 55435.

(13)
This information is based solely on information contained in a Schedule 13D filed with the SEC on August 24, 2007, by The Quercus Trust, David Gelbaum and Monica Chavez Gelbaum.  David Gelbaum, Trustee, The Quercus Trust, reports beneficially owning a total of 4,926,745 shares and sharing voting and dispositive power with respect to such shares.  Monica Chavez Gelbaum, Trustee, The Quercus Trust, reports beneficially owning a total of 4,926,745 shares and sharing voting and dispositive power with respect to such shares. The address of David Gelbaum, an individual, as co-trustee of the Quercus Trust and Monica Chavez Gelbaum, an individual, as co-trustee of the Quercus Trust is 2309 Santiago Drive, Newport Beach, California 92660.

Equity Compensation Plan Information

The following table sets forth, as of September 30, 2006, the number of securities outstanding under each of EMCORE’s stock option plans, the weighted average exercise price of such options, and the number of options available for grant under such plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,230,615	$5.49	1,229,128
Equity compensation plans not approved by security holders	1,920	0.23	-

Total	6,232,535	$5.49	1,229,128

ITEM 13.	Certain Relationships, Related Transactions and Director Independence

Certain Relationships and Related Transactions

From time to time, prior to July 2002, EMCORE loaned money to certain of its executive officers and directors. Pursuant to due authorization from EMCORE's Board of Directors, EMCORE loaned $3.0 million to Mr. Reuben Richards, the Chief Executive Officer in February 2001 (“The Note”). The Note matured on February 22, 2006 and bore interest compounded at a rate of (a) 5.18% per annum through May 23, 2002 and (b) 4.99% from May 24, 2002 through maturity. All interest was payable at maturity. On February 13, 2006, Mr. Richards tendered 139,485 shares of EMCORE common stock in partial payment of the Note. Principal plus accrued interest on the Note totaled approximately $3.83 million.  The Compensation Committee of EMCORE’s Board of Directors specifically approved the tender of shares, as permitted by the Note, at the price of $8.25 per share, which was the closing price of EMCORE common stock on February 13, 2006. On February 28, 2006, the Compensation Committee resolved to forgive the remaining balance of the Note (approximately $2.7 million), effective as of March 10, 2006.  Mr. Richards’ tender of common stock on February 13, 2006 was accepted as full payment and satisfaction of the Note, including principal and accrued interest.  Additionally, the Compensation Committee resolved to accelerate and vest the final tranche of each of the incentive stock option grants made in fiscal 2004 and 2005 to Mr. Richards, which constitute a combined accelerated vesting of 111,250 shares. In considering this matter, the Compensation Committee carefully considered Mr. Richards’ past performance, including the recent appreciation in the stock price and EMCORE’s improved financial performance, the facts and circumstances surrounding the loan, Mr. Richards’ current compensation, Mr. Richards’ willingness to repay a portion of the Note and all resulting taxes totaling $1.3 million, and the desire to retain Mr. Richards’ continued service to EMCORE. EMCORE recorded a one-time charge of approximately $2.7 million in March 2006 for the partial forgiveness of the Note, plus a charge of approximately $0.3 million in stock-based compensation expense under SFAS 123(R) relating to the accelerated ISO grants.

In addition, pursuant to due authorization of EMCORE's Board of Directors, EMCORE also loaned $85,000 to Mr. Werthan, the former Chief Financial Officer, in December 1995. This loan did not bear interest and provided for offset of the loan via bonuses payable to Mr. Werthan over a period of up to 25 years.   In connection with Mr. Werthan’s resignation in February 2007 and pursuant to the terms of the promissory note, the Board of Directors forgave the remaining portion of his outstanding loan that totaled $82,000.  Mr. Werthan was responsible for the personal taxes related to the loan forgiveness.

The remaining related party receivable balance of approximately $121,000 as of September 30, 2006 relates to multiple interest bearing loans from EMCORE to an officer (who is not an executive officer) that were made during 1997 through 2000 and are payable on demand.  These loans, including accrued interest, were paid back to the Company in December 2006.

During the first quarter of fiscal 2005, pursuant to due authorization of the Company’s Compensation Committee, EMCORE wrote-off $34,000 of notes receivable that were issued in 1994 to certain EMCORE employees.

ITEM 14.	Principal Accounting Fees and Services

Registered Public Accounting Firm

Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements of EMCORE Corporation for the fiscal year ending September 30, 2006. The Audit Committee and the Board of Directors have selected Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2007. The ratification of the appointment of Deloitte & Touche LLP will be determined by the vote of the holders of a majority of the shares present in person or represented by proxy at the Annual Meeting. If this appointment of Deloitte & Touche LLP is not ratified by shareholders, the Board of Directors will appoint another independent registered public accounting firm whose appointment for any period subsequent to the Annual Meeting will be subject to the approval of shareholders at that meeting.

Representatives of Deloitte & Touche LLP are expected to attend the Annual Meeting. They will have the opportunity to make a statement if they desire to do so, and are expected to be available to answer appropriate questions.

Fiscal 2006 & 2005 Fees and Services

Deloitte & Touche LLP was the independent registered public accounting firm that audited EMCORE’s financial statements for fiscal 2006 and 2005. In addition to performing the audit services for fiscal 2006 and 2005, the Company also retained Deloitte & Touche LLP to perform other non-audit related services during these periods.

The aggregate fees billed by Deloitte & Touche LLP in connection with audit and non-audit services rendered for fiscal 2006 and 2005 are as follows:

	Fiscal 2006	Fiscal 2005

Audit fees (1)	$1,170,000	$638,000
Audit-related fees (2)	34,000	28,000
Tax fees (3)	-	-
All other fees (4)	-	-

Total	$1,204,000	$666,000

Notes
(1)
Represents fees billed for professional services rendered in connection with the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements, advice provided on accounting matters that arose in connection with audit services, comfort letters, consents, assistance with and review of documents filed with the SEC and attest services pursuant to SOX 404 of the Sarbanes Oxley Act of 2002. Fiscal 2006 included $488,000 of audit fees for professional services rendered in connection with the audit of our internal controls over financial reporting (SOX 404 compliance).

(2)	Represents fees for professional services related to the audits of our employee benefit plan and other statutory or regulatory filings.
(3)	Not applicable.
(4)	Not applicable.

Audit Committee Pre-Approval Policies and Procedures

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be rendered by our independent public accountants. In considering whether to approve such services, the Audit Committee will consider the following:

•	Whether the services are performed principally for the Audit Committee
•	The effect of the service, if any, on audit effectiveness or on the quality and timeliness of the Company’s financial reporting process
•	Whether the service would be performed by a specialist (e.g. technology specialist) and who also provide audit support and whether that would hinder independence
•	Whether the service would be performed by audit personnel and, if so, whether it will enhance the knowledge of the Company’s business
•	Whether the role of those performing the service would be inconsistent with the auditor’s role (e.g., a role where neutrality, impartiality and auditor skepticism are likely to be subverted)
•	Whether the audit firm’s personnel would be assuming a management role or creating a mutuality of interest with management
•	Whether the auditors would be in effect auditing their own numbers
•	Whether the project must be started and completed very quickly
•	Whether the audit firm has unique expertise in the service, and
•	The size of the fee(s) for the non-audit service(s).

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements

Included in Part II, Item 8 of this Annual Report on Form 10-K:

Consolidated Statements of Operations for the fiscal years ended September 30, 2006, 2005 (as restated), and 2004 (as restated)
Consolidated Balance Sheets as of September 30, 2006 and 2005 (as restated)
Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 30, 2006, 2005 (as restated), and 2004 (as restated)
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2006, 2005 (as restated), and 2004 (as restated)
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a)(2)	Financial Statement Schedules

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

2.3
Merger Agreement, dated January 12, 2006, by and among K2 Optronics, Inc., EMCORE Corporation, and EMCORE Optoelectronics Acquisition Corp. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on January 19, 2006).

2.4
Asset Purchase Agreement between IQE RF, LLC, IQE plc, and EMCORE Corporation, dated July 19, 2006. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 24, 2006).

2.5
Membership Interest Purchase Agreement, dated as of August 31, 2006, by and between General Electric Company, acting through the GE Lighting operations of its Consumer and Industrial division, and EMCORE Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on September 7, 2006).

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

4.2	Note dated as of February 24, 2004, in the amount of $80,276,000 (incorporated by reference to Exhibit 4.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2004).

4.3	Note, dated as of November 16, 2005, in the amount of $16,580,460 (incorporated by reference to Exhibit 4.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

4.4
Indenture, dated as of November 16, 2005, between Registrant and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference to Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

4.5
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

10.3†	1995 Incentive and Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement on Form S-1 filed on February 6, 1997).

10.4†	1996 Amendment to Option Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on February 6, 1997).

10.5†	MicroOptical Devices 1996 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on February 6, 1998).

10.6†	2000 Stock Option Plan, as amended and restated on February 13, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 17, 2006).

10.7†	2000 Employee Stock Purchase Plan, as amended and restated on February 13, 2006 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 17, 2006).

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

10.10*	Memorandum of Understanding, dated as of September 26, 2007 between Lewis Edelstien and Registrant regarding shareholder derivative litigation.

10.11†	Fiscal 2006 Executive Bonus Plan (incorporated by reference to Registrant’s Current Report on Form 8-K filed on October 25, 2005).

10.12†	Terms of Executive Severance Policy (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004).

10.13†
Outside Directors Cash Compensation Plan, as amended and restated on February 13, 2006 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 17, 2006).

10.14
Non-Recourse Receivables Purchase Agreement, dated as of September 23, 2005, between Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

10.15
Exchange Agreement, dated as of November 10, 2005, by and between Alexandra Global Master Fund Ltd. and Registrant (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

14.1	Code of Ethics for Financial Professionals (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 30, 2007.

31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 30, 2007.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 30, 2007.

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 30, 2007.
__________
* Filed herewith
† Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCORE CORPORATION

Date: October 30, 2007	By:	/s/ Reuben F. Richards, Jr.
Reuben F. Richards, Jr.
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints and hereby authorizes Reuben F. Richards, Jr. and, severally, such person’s true and lawful attorneys-in-fact, with full power of substitution or resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments, including post-effective amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on October 30, 2007.

Signature	Title

/s/ Thomas J. Russell	Chairman of the Board and Director

Thomas J. Russell

/s/ Reuben F. Richards, Jr.	Chief Executive Officer and Director (Principal Executive Officer)

Reuben F. Richards, Jr.

/s/ Adam Gushard	Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Adam Gushard

/s/ Hong Q. Hou	President, Chief Operating Officer, and Director

Hong Q. Hou

/s/ Charles T. Scott	Director

Charles T. Scott

/s/ John Gillen	Director

John Gillen

/s/ Robert Bogomolny	Director

Robert Bogomolny

/s/ Thomas G. Werthan	Director

Thomas G. Werthan