Form 10-Q
period 2006-12-31
EMCORE CORP
filed 2007-11-01
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2006

Commission File Number:  0-22175

EMCORE Corporation
(Exact name of Registrant as specified in its charter)

New Jersey
(State or other jurisdiction of incorporation or organization)

22-2746503
(IRS Employer Identification No.)

10420 Research Road SE, Albuquerque, NM  87123
(Address of principal executive offices)

(505) 332-5000
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer                   ☒ Accelerated filer               ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s no par value common stock as of October 19, 2007 was 51,218,629.

EMCORE Corporation
FORM 10-Q
For the Quarterly Period Ended December 31, 2006

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMCORE CORPORATION
Condensed Consolidated Statements of Operations
For the three months ended December 31, 2006 and 2005
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,
	2006	(As restated) (1) 2005

Revenue	$38,674	$35,729
Cost of revenue	33,164	29,381
Gross profit	5,510	6,348

Operating expenses:
Selling, general and administrative	12,538	7,054
Research and development	6,627	4,273
Total operating expenses	19,165	11,327

Operating loss	(13,655)	(4,979)

Other (income) expenses:
Interest income	(1,651)	(330)
Interest expense	1,262	1,297
Loss from convertible notes exchange offer	-	1,078
Equity in net income of unconsolidated affiliates	-	(365)
Total other (income) expenses	(389)	1,680

Loss from continuing operations	(13,266)	(6,659)

Discontinued operations:
Loss from discontinued operations	-	(214)

Net loss	$(13,266)	$(6,873)

Per share data
Basic and diluted per share data:
Loss from continuing operations	$(0.26)	$(0.14)
Loss from discontinued operations	-	-
Net loss	$(0.26)	$(0.14)

Weighted-average number of basic and diluted shares outstanding	50,875	48,181
______________________
(1) See Note 18 “Restatement of the Condensed Consolidated Financial Statements” in Notes to the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of December 31, 2006 and September 30, 2006
(in thousands)
(unaudited)

	As of December 31, 2006	As of September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$16,367	$22,592
Restricted cash	963	738
Marketable securities	70,650	101,375
Accounts receivable, net	37,363	27,387
Receivables, related parties	332	453
Notes receivable	2,250	3,000
Inventory, net	23,729	23,252
Prepaid expenses and other current assets	3,977	4,518

Total current assets	155,631	183,315

Property, plant and equipment, net	54,489	55,186
Goodwill	40,457	40,447
Other intangible assets, net	3,815	4,293
Investments in unconsolidated affiliates	14,715	981
Long-term receivables, related parties	82	82
Other non-current assets, net	3,128	3,243

Total assets	$272,317	$287,547

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,125	$20,122
Accrued expenses and other current liabilities	19,126	22,082
Convertible subordinated notes, current portion	11,428	11,428

Total current liabilities	48,679	53,632

Convertible subordinated notes	84,565	84,516

Total liabilities	133,244	138,148

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 100,000 shares authorized, 51,089 shares issued and 50,930 shares outstanding at December 31, 2006; 50,962 shares issued and 50,803 shares outstanding at September 30, 2006	439,278	436,338
Accumulated deficit	(298,122)	(284,856)
Treasury stock, at cost; 159 shares	(2,083)	(2,083)

Total shareholders’ equity	139,073	149,399

Total liabilities and shareholders’ equity	$272,317	$287,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
 For the three months ended December 31, 2006 and 2005
 (in thousands)
(unaudited)

	Three Months Ended December 31,
Cash flows from operating activities:	2006	(As restated) (1) 2005
Net loss	$(13,266)	$(6,873)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	2,326	1,308
Loss from discontinued operations	-	214
Depreciation and amortization expense	2,515	2,826
Accretion of loss from convertible subordinated notes exchange offer	49	18
Loss from convertible subordinated notes exchange offer	-	1,078
Provision for doubtful accounts	244	75
Equity in net income of unconsolidated affiliates	-	(365)
Compensatory stock issuances	153	88
Reduction of note receivable due for services received	130	130
Total non-cash adjustments	5,417	5,372
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,219)	(1,647)
Receivables, related parties	-	(240)
Inventory	(477)	(1,002)
Prepaid expenses and other current assets	543	378
Other assets	(202)	(270)
Accounts payable	(1,997)	3,518
Accrued expenses and other current liabilities	(2,939)	(3,677)
Total change in operating assets and liabilities	(15,291)	(2,940)

Net cash used for operating activities of continuing operations	(9,874)	2,432
Net cash used for operating activities of discontinued operations	-	(1,488)

Net cash used for operating activities	(23,140)	(5,929)

Cash flows from investing activities:
Purchase of plant and equipment	(1,164)	(756)
Investment in unconsolidated affiliate	(13,734)	-
Cash purchase of businesses, net of cash acquired	-	(500)
Proceeds from employee notes receivable	121	-
Proceeds from notes receivable	750	-
Funding of restricted cash	(224)	(98)
Purchase of marketable securities	(10,875)	(50)
Sale of marketable securities	41,600	2,400
Investing activities of discontinued operations	-	(4)

Net cash provided by investing activities	16,474	992

(1) See Note 18 “Restatement of the Condensed Consolidated Financial Statements” in Notes to the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2006 and 2005
 (in thousands)
(unaudited)

(Continued from previous page)	Three Months Ended
	December 31,
	2006	(As restated) (1) 2005

Cash flows from financing activities:
Payments on capital lease obligations	$(17)	$(8)
Proceeds from exercise of stock options	256	436
Proceeds from employee stock purchase plan	202	326
Convertible debt/equity issuance costs	-	(103)

Net cash provided by financing activities	441	651

Net decrease in cash and cash equivalents	(6,225)	(4,286)
Cash and cash equivalents, beginning of period	22,592	19,525

Cash and cash equivalents, end of period	$16,367	$15,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,421	$2,466
Cash paid for income taxes	$1,701	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of property and equipment under capital leases	$-	$70
Issuance of common stock in conjunction with an acquisition	$-	$2,325

______________________
(1) See Note 18 “Restatement of the Condensed Consolidated Financial Statements” in Notes to the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of EMCORE Corporation and its subsidiaries (the “Company” or “EMCORE”). All material intercompany accounts and transactions have been eliminated in consolidation.

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all information considered necessary for a fair presentation of the financial statements has been included. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2006 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of EMCORE’s financial position, operating results, risk factors and other matters, please refer to EMCORE's Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management develops estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the best information available. EMCORE’s reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

For the three-month period ended December 31, 2006, options representing 3,166,199 shares of common stock were excluded from the diluted earnings per share calculations. For the three month period ended December 31, 2005, warrants representing 14,796 shares of common stock and options representing 5,021,380 shares of common stock were excluded from the diluted earnings per share calculations. These options and warrants, along with the Company’s convertible subordinated notes, were not included in the computation of diluted earnings per share in the periods as the Company incurred a net loss for the period and any effect would have been anti-dilutive.

Mr. Scott T. Massie, an Executive Vice President and Chief Operating Officer of the Company, resigned and left the Company on December 29, 2006.  Dr. Hong Q. Hou was appointed as President and Chief Operating Officer and was elected to the Company’s Board of Directors.  The Company also reported that Mr. Reuben F. Richards will continue to serve as Chief Executive Officer until the Company’s Annual Meeting in 2008, at which time he will become Executive Chairman of the Board of Directors and Dr. Thomas J. Russell, the current Chairman, will become Chairman Emeritus and Lead Director. The Board of Directors has offered Dr. Hong Q. Hou the position of Chief Executive Officer after Mr. Richards becomes Chairman.

NOTE 2.  Recent Accounting Pronouncements

SAB 108 - In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006.  Although the Company will continue to evaluate the application of SAB 108, management does not currently believe that this pronouncement will have a material impact on the Company’s results of operations or financial position.

SFAS 157 - In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company on October 1, 2008. Although the Company will continue to evaluate the application of SFAS 157, management does not currently believe adoption of this pronouncement will have a material impact on the Company’s results of operations or financial position.

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

EITF 06-3 - In March 2006, FASB’s Emerging Issues Task Force (“EITF”) issued No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.  The pronouncement requires a policy be adopted to present externally imposed taxes on revenue-producing transactions on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this issue would include taxes that are imposed on a revenue transaction between a seller and a customer. EITF 06-3 is effective for interim and annual financial periods beginning after December 15, 2006 and was required to be adopted by the Company on January 1, 2007. We adopted EITF 06-3 by presenting externally imposed taxes on revenue-producing transactions on a net basis, and it has not had a material impact on our financial statements.

NOTE 3.  Equity

Stock Options

EMCORE has stock option plans to provide long-term incentives to eligible employees, officers, and directors in the form of stock options.  Most of the stock options vest and become exercisable over four to five years and have ten-year terms. EMCORE maintains two incentive stock option plans: the 2000 Stock Option Plan (“2000 Plan”), and the 1995 Incentive and Non-Statutory Stock Option Plan (“1995 Plan” and, together with the 2000 Plan, the “Option Plans”). The 1995 Plan authorizes the grant of options to purchase up to 2,744,118 shares of EMCORE's common stock. The 2000 Plan authorizes the grant of options to purchase up to 9,350,000 shares of EMCORE's common stock. As of December 31, 2006, no options were available for issuance under the 1995 Plan and 1,354,139 options were available for issuance under the 2000 Plan. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes the activity under the Option Plans:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2006	6,232,535	$5.49
Granted	323,900	5.58
Exercised	(86,484)	2.33
Expired	(13,970)	4.75
Forfeited	(285,000)	11.40
Cancelled	(149,941)	4.91

Outstanding as of December 31, 2006	6,021,040	$5.28	7.39

Expected to vest as of December 31, 2006	3,208,690	$5.49	8.54

Exercisable as of December 31, 2006	2,285,055	$4.97	5.55

Non-vested as of December 31, 2006	3,735,985	$5.48	8.52

As of December 31, 2006 there was $12.8 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Option Plans. This expense is expected to be recognized over an estimated weighted-average life of 3.3 years. The total intrinsic value of options exercised during the first quarter of fiscal year 2007 and 2006 was $0.2 million and $0.6 million, respectively.  The aggregate intrinsic value of fully vested share options as of December 31, 2006 was $4.0 million.

On October 1, 2005, EMCORE adopted SFAS 123(R), Share-Based Payment (revised 2004), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award, over the requisite service period.  As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest. The effect of recording stock-based compensation expense during the three months ended December 31, 2006 and 2005 was as follows (in thousands, except per share data):

	For the three months ended December 31, 2006	For the three months ended December 31, 2005

Stock-based compensation expense by award type:
Employee stock options	$2,326	$1,339
Employee stock purchase plan	-	122
Total stock-based compensation expense	$2,326	$1,461

Net effect on net loss per basic and diluted share	$(0.05)	$(0.03)

Valuation Assumptions

EMCORE estimated the fair value of stock options using a Black-Scholes model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.  The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2006 and 2005 was $4.29 and $4.86, respectively.

Black-Scholes Weighted-Average Assumptions	For the three months ended December 31, 2006
Expected dividend yield	0%
Expected stock price volatility	95.2%
Risk-free interest rate	4.5%
Expected term (in years)	5.4
Estimated pre-vesting forfeitures	18.6%

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

Warrants

EMCORE does not have any outstanding warrants as of December 31, 2006.

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

The amount of shares issued for the ESPP are as follows:
	Number of Common Stock Shares Issued	Purchase Price per Common Stock Share
Amount of shares reserved for the ESPP	2,000,000

Number of shares issued in calendar years 2000 through 2003	(398,159)	$1.87 - $40.93
Number of shares issued in June 2004 for first half of calendar year 2004	(166,507)	$2.73
Number of shares issued in December 2004 for second half of calendar year 2004	(167,546)	$2.95
Number of shares issued in June 2005 for first half of calendar year 2005	(174,169)	$2.93
Number of shares issued in December 2005 for second half of calendar year 2005	(93,619)	$3.48
Number of shares issued in June 2006 for first half of calendar year 2006	(123,857)	$6.32

Remaining shares reserved for the ESPP as of December 31, 2006	876,143

Future Issuances

As of December 31, 2006, EMCORE has reserved a total of 20,268,252 shares of its common stock for future issuances as follows:

Number of Common Stock Shares Available
For exercise of outstanding common stock options	6,021,040
For conversion of subordinated notes	12,016,930
For future issuances to employees under the ESPP plan	876,143
For future common stock option awards	1,354,139

Total reserved	20,268,252

NOTE 4.  Sale of GELcore Investment

On August 31, 2006, EMCORE sold its 49% membership interest in GELcore, LLC for $100.0 million to General Electric Corporation, which prior to the transaction owned the remaining 51% membership interest in GELcore.  For the three months ended December 31, 2005, EMCORE recognized income of $0.5 million related to GELcore, which was recorded as a component of other income and expenses.

NOTE 5.  Acquisitions

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

 Including EMCORE’s initial $1.0 million investment in K2, the purchase price was allocated as follows:

(in thousands) K2 Optronics, Inc. Acquisition

Net purchase price	$5,135
Historical net liabilities acquired	872

Excess purchase price allocated to goodwill	$6,007

Historical net assets acquired in the acquisition were as follows:

Current assets	$1,374
Fixed assets	388
Intellectual property	583
Current liabilities	(2,412)
Debt	(805)

Historical net liabilities acquired	$(872)

Force, Inc.

On December 18, 2005, EMCORE entered into an Asset Purchase Agreement with Force, Inc., a privately-held company located in Christiansburg, Virginia. In connection with the asset purchase, EMCORE issued 240,000 shares of EMCORE common stock, no par value, with a market value of $1.6 million at the measurement date and paid $0.5 million in cash. The acquisition included Force’s fiber optic transport and video broadcast products, technical and engineering staff, certain assets and intellectual properties and technologies. The purchase price was allocated as follows:

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

NOTE 6.  Marketable Securities

Investments in securities with remaining maturities in excess of three months, which are held for purposes of funding our current operations are classified as available for sale and reported as short-term marketable securities in the condensed consolidated balance sheets.  The investments consist primarily of auction rate securities, which have interest rates that reset generally every 7 to 35 days.  There were no unrealized holding gains or losses on the marketable securities as of December 31, 2006 and September 30, 2006 and the fair value of these securities was $70.7 million and $101.4 million at December 31, 2006 and September 30, 2006, respectively.

NOTE 7.  Discontinued Operations and Restructuring Charges

Discontinued Operations

On August 18, 2006, EMCORE completed the sale of the assets of its Electronic Materials & Device (“EMD”) division, including inventory, fixed assets, and intellectual property, pursuant to an Asset Purchase Agreement, dated July 19, 2006 (“Purchase Agreement”), between EMCORE, IQE, plc, a public limited company organized under the laws of the United Kingdom, and IQE RF, LLC, a New Jersey limited liability company and a wholly owned subsidiary of IQE.  Under the terms of the Purchase Agreement, EMCORE sold the EMD division to IQE for $16.0 million, consisting of $13.0 million in cash and $3.0 million in the form of a secured promissory note of IQE, guaranteed by IQE's affiliates. The note was completely repaid in fiscal 2007, via four quarterly installments at an annual interest rate of 7.5%.  In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, EMCORE’s financial statements have been reclassified to reflect the EMD division as a discontinued operation for all prior periods presented.  EMD revenues and losses from operations for the three months ended December 31, 2005 were $4.2 million and $0.2 million, respectively.

Restructuring Charges

As EMCORE has acquired businesses and consolidated them into its existing operations, EMCORE has incurred charges associated with the transition and integration of those activities. Expenses recognized as restructuring charges include costs associated with the integration of several business acquisitions and EMCORE’s overall cost-reduction efforts.   Restructuring charges are included in SG&A.  The charges recognized in fiscal year 2006 were primarily related to our Photovoltaics operating segment. Fiscal 2007 charges relate to our Fiber Optics operating segment.  These restructuring efforts are expected to be completed in calendar year 2008.  Costs incurred and expected to be incurred consist of the following:

(in thousands)	Amount Incurred in Period	Cumulative Amount Incurred to Date	Amount Expected in Future Periods	Total Amount Expected to be Incurred

One-time termination benefits	$370	$573	$2,865	$3,438
Contract termination Costs	(48)	295	344	639
Other associated costs	95	3,002	470	3,472
Total restructuring charges	$417	$3,870	$3,679	$7,549

The following table sets forth changes in the accrual for restructuring charges:

(in thousands)
Balance at September 30, 2006	$256
Increase in liability due to restructuring of corporate headquarters	417
Costs paid or otherwise settled	(220)

Balance at December 31, 2006	$453

NOTE 8. Investments

In April 2005, EMCORE divested product technology focused on gallium nitride-based power electronic devices for the power device industry.  The divesture resulted in a new company, Velox Semiconductor Corporation (“Velox”) and EMCORE contributed intellectual property and equipment in exchange for a 19.2% ownership stake in Velox.  During fiscal 2006, EMCORE reduced its voting percentage and relinquished its Velox Board seat, and its right to a Velox Board seat.  As a result of these modifications, EMCORE reported its investment in Velox under the cost method of accounting for the three months ended December 31, 2006.  Previously, under the equity method of accounting, EMCORE recognized a loss of $0.2 million, for the three months ended December 31, 2005, which was recorded as a component of other income and expenses.   Under the cost method of accounting, the Velox investment is carried at cost and adjusted only for other-than-temporary declines in fair value, distribution of earnings and additional investments. As of December 31, 2006, EMCORE's net investment in Velox amounted to approximately $1.0 million.

On November 29, 2006, EMCORE invested $13.5 million, and incurred $0.2 million in transaction costs, in WorldWater & Solar Technologies Corporation (“WorldWater”), a leader in solar electric engineering, water management solutions and solar energy installations and products. This investment represents EMCORE’s first tranche of its intended $18.0 million investment, in return for convertible preferred stock and warrants of WorldWater, equivalent to approximately 31% equity ownership in WorldWater, or approximately 26.5% on a fully diluted basis.  In connection with the investment, EMCORE received two seats on WorldWater's Board of Directors.  EITF 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, provides guidance on whether an investor should apply the equity method of accounting to investments other than common stock.  In accordance with EITF 02-14, although the investment in WorldWater gives us the ability to exercise significant influence over the operating and financial policies of the investee, since the investment does not qualify as in-substance common stock the equity method of accounting is not appropriate.  In-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to the entity’s common stock.  The risk and reward characteristics of our investment are not substantially similar to WorldWater’s common stock because our investment’s liquidation preference is considered substantive. Therefore, we are accounting for the investment in WorldWater under the cost method of accounting and evaluating it for other-than-temporary impairment each reporting period.  As of December 31, 2006, EMCORE's net investment in WorldWater amounted to approximately $13.7 million.  See Note 19 - Subsequent Events for discussion of an additional strategic investment in WorldWater.

NOTE 9.  Receivables

The components of accounts receivable consisted of the following:

(in thousands)	As of December 31, 2006	As of September 30, 2006

Accounts receivable	$35,495	$25,597
Accounts receivable – unbilled	2,527	2,342

Accounts receivable, gross	38,022	27,939

Allowance for doubtful accounts	(659)	(552)

Total accounts receivable, net	$37,363	$27,387

In September 2005, EMCORE entered into a non-recourse receivables purchase agreement (“AR Agreement”) with Silicon Valley Bank (“SVBank”).  Under the terms of the AR Agreement, EMCORE from time to time may sell, without recourse, certain accounts receivables to SVBank up to a maximum aggregate outstanding amount of $20.0 million.  In September 2006, EMCORE sold approximately $3.0 million of accounts receivable to SVBank.  The AR Agreement expired on December 31, 2006.

Receivables from related parties consisted of the following:

(in thousands)	As of December 31, 2006	As of September 30, 2006

Current assets:
Velox investment-related	$332	$332
Employee loans	-	121

Subtotal	332	453

Long-term assets:
Employee loans	82	82

Total receivables from related parties	$414	$535

Employee Loans

From time to time, prior to July 2002, EMCORE loaned money to certain of its executive officers and directors. Pursuant to due authorization of EMCORE's Board of Directors, EMCORE loaned $85,000 to Mr. Werthan, the former Chief Financial Officer in December 1995. This loan does not bear interest and provided for offset of the loan via bonuses payable to Mr. Werthan over a period of up to 25 years.  As discussed in Note 19 - Subsequent Events, in connection with Mr. Werthan’s resignation in February 2007 and pursuant to the terms of the promissory note, the Board of Directors forgave the remaining portion of his outstanding loan that totaled $82,000.  Mr. Werthan was responsible for the personal taxes related to the loan forgiveness.

The remaining related party receivable balance of approximately $121,000 as of September 30, 2006 related to multiple interest bearing loans from EMCORE to an officer (who is not an executive officer) that were made during 1997 through 2000 and were payable on demand.  These loans, including accrued interest, were paid back to the Company in December 2006.

NOTE 10.  Inventory, net

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor and manufacturing overhead costs.  The components of inventory consisted of the following:

(in thousands)	As of December 31, 2006	As of September 30, 2006

Raw materials	$17,522	$14,990
Work-in-process	5,185	6,074
Finished goods	8,131	8,660
Inventory, gross	30,838	29,724

Less: reserves	(7,109)	(6,472)

Total inventory, net	$23,729	$23,252

We establish provisions for excess and obsolete inventories after evaluation of historical sales and usage, current economic trends, market conditions, product rationalization, forecasted sales, product lifecycles, and current inventory levels. This evaluation requires us to make estimates regarding future events in an industry where rapid technological changes are prevalent. It is possible that increases in inventory reserves may be required in the future if there is a decline in market conditions or if changes in expected product lifecycles occur. Alternatively, if market conditions improve or product lifecycles extend, we may have greater success in selling inventory that had previously been written down. In either event, the actual value of our inventory may be higher or lower and recognition of such difference will affect our cost of sales in a future period.

NOTE 11.  Property, Plant, and Equipment, net

The components of property, plant, and equipment consisted of the following:

(in thousands)	As of December 31, 2006	As of September 30, 2006

Land	$1,502	$1,502
Building and improvements	37,415	40,035
Equipment	69,412	64,275
Furniture and fixtures	5,516	5,362
Leasehold improvements	2,421	2,696
Construction in progress	7,323	8,553

Property, plant and equipment, gross	123,589	122,423

Less: accumulated depreciation and amortization	(69,100)	(67,237)

Total property, plant and equipment, net	$54,489	$55,186

As of December 31, 2006 and September 30, 2006, EMCORE did not have any significant capital lease agreements.

NOTE 12.  Goodwill and Intangible Assets, net

The following table sets forth changes in the carrying value of goodwill by reportable segment:

(in thousands)	Fiber Optics	Photovoltaics	Total

Balance as of September 30, 2006	$20,063	$20,384	$40,447

Acquisition – earn-out payment	10	-	10

Balance as of December 31, 2006	$20,073	$20,384	$40,457

The following table sets forth changes in the carrying value of intangible assets by reportable segment:

(in thousands)	As of December 31, 2006			As of September 30, 2006
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics:
Patents	$625	$(247)	$378	$579	$(218)	$361
Ortel acquired IP	3,274	(2,556)	718	3,274	(2,394)	880
JDSU acquired IP	1,040	(363)	677	1,040	(314)	726
Alvesta acquired IP	193	(158)	35	193	(148)	45
Molex acquired IP	558	(363)	195	558	(335)	223
Phasebridge acquired IP	603	(313)	290	603	(244)	359
Force acquired IP	1,075	(298)	777	1,075	(227)	848
K2 acquired IP	583	(170)	413	583	(126)	457
Subtotal	7,951	(4,468)	3,483	7,905	(4,006)	3,899

Photovoltaics:
Patents	436	(183)	253	382	(162)	220
Tecstar acquired IP	1,900	(1,821)	79	1,900	(1,726)	174
Subtotal	2,336	(2,004)	332	2,282	(1,888)	394

Total	$10,287	$(6,472)	$3,815	$10,187	$(5,894)	$4,293

Based on the carrying amount of the intangible assets, and assuming no future impairment of the underlying assets, the estimated future amortization expense is as follows:

(in thousands)

Period ending:
Nine-month period ended September 30, 2007	$1,125
Year ended September 30, 2008	1,042
Year ended September 30, 2009	736
Year ended September 30, 2010	623
Year ended September 30, 2011	161
Thereafter	128
Total future amortization expense	$3,815

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

EMCORE evaluates its goodwill and intangible assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The determination as to whether a write-down of goodwill or intangible assets is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the operating segment to which the goodwill or intangible assets are attributed. As of December 31, 2006, and 2005, EMCORE tested for impairment of its goodwill and intangible assets.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the fair value of the reporting units was determined by using a valuation technique based on each reporting unit’s multiples of revenues. Based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value.

NOTE 13.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of December 31, 2006	As of September 30, 2006
Compensation-related	$6,786	$6,973
Interest	619	1,830
Warranty	1,074	1,074
Professional fees	1,346	2,529
Royalty	632	535
Self insurance	838	784
Deferred revenue and customer deposits	486	324
Tax-related	3,202	4,418
Litigation-related	700	700
Other	3,443	2,915

Total accrued expenses and other current liabilities	$19,126	$22,082

Product Warranty Reserves. EMCORE provides its customers with limited rights of return for non-conforming shipments and warranty claims for certain products. In accordance with SFAS No. 5, Accounting for Contingencies, EMCORE makes estimates of product warranty expense using historical experience rates as a percentage of revenue and accrues estimated warranty expense as a cost of revenue. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods.

NOTE 14.  Convertible Subordinated Notes

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

In November 2005, EMCORE exchanged $14.4 million aggregate principal amount of the 2006 Notes for $16.6 million aggregate principal amount of newly issued Convertible Senior Subordinated Notes due May 15, 2011 (“New 2011 Notes”) pursuant to an Exchange Agreement (“Agreement”) with Alexandra Global Master Fund Ltd. (“Alexandra”).  The terms of the New 2011 Notes are identical in all material respects to the 2011 Notes.  The New 2011 Notes are ranked pari passu with the existing 2011 Notes.  The New 2011 Notes will be convertible at any time prior to maturity, unless previously redeemed or repurchased by EMCORE, into the shares of EMCORE common stock, no par value, at the conversion rate of 124.0695 shares of common stock per $1,000 principal amount.  The effective conversion rate was $8.06 per share of common stock, subject to adjustment under customary anti-dilutive provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share.  As a result of this transaction, EMCORE recognized a loss of approximately $1.1 million in the first quarter of fiscal 2006. EMCORE will also incur an additional expense of approximately $1.1 million over the life of the subordinated notes issued to Alexandra, which will be charged as interest expense. Furthermore, the 2006 Notes exchanged by Alexandra represented approximately 91.4% of the $15.8 million total amount of existing 2006 Notes outstanding at the time of the transaction.  EMCORE paid the remaining $1.4 million of 2006 Notes on the May 15, 2006 maturity date. See Note 19 - Subsequent Events for recent modifications to the convertible subordinated notes and April 2007 note settlement.

For the three months ended December 31, 2006 and 2005, interest expense relating to the notes approximated $1.3 million.  The $2.3 million of costs incurred in connection with the issuance of the 2006 Notes, 2011 Notes and the New 2011 Notes were capitalized and are being amortized to SG&A expense on a straight-line basis for over the remaining life of the notes which approximates the charge using the implied interest method.  Issuance costs related to the notes, net of amortization, was $1.3 million and $1.1 million as of December 31, 2006 and September 30, 2006, respectively. The unamortized portions of the issuance costs are included “Prepaid expenses and other assets” on the condensed consolidated balance sheets.

NOTE 15.  Employee Benefit Plans

EMCORE has a Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions are made in EMCORE's common stock. For the three months ended December 31, 2006 and 2005, EMCORE contributed approximately $0.2 million in common stock to the Savings Plan.

NOTE 16.  Commitments and Contingencies

EMCORE leases certain land, facilities, and equipment under non-cancelable operating leases. The leases provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense. Net facility and equipment rent expense under such leases amounted to approximately $0.4 million and $0.5 million for the three months ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, EMCORE had four standby letters of credit issued totaling approximately $1.0 million.

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.  The Company does not believe it has a potential liability related to current legal proceedings and claims that could individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any legal matters or should several legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during 2007 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

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

The following table sets forth the revenue and percentage of total revenue attributable to each of EMCORE's operating segments for the three months ended December 31, 2006 and 2005.

(in thousands) Segment Revenue	2006		2005
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$25,322	65%	$25,005	70%
Photovoltaics	13,352	35	10,724	30
Total revenue	$38,674	100%	$35,729	100%

The following table sets forth EMCORE's consolidated revenues by geographic region for the three months ended December 31, 2006 and 2005.  Revenue was assigned to geographic regions based on the customers’ or contract manufacturers’ billing address.

(in thousands) Geographic Revenue	2006		2005
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$25,824	67%	$29,887	84%
Asia and South America	11,036	28	5,248	15
Europe	1,814	5	594	1
Total revenue	$38,674	100%	$35,729	100%

The following table sets forth operating losses attributable to each EMCORE operating segment for the three months ended December 31, 2006 and 2005.

(in thousands) Statement of Operations Data	2006	2005

Operating loss by segment:
Fiber Optics	$(6,205)	$(2,930)
Photovoltaics	(3,996)	(1,680)
Corporate	(3,454)	(369)

Operating loss	(13,655)	(4,979)

Other (income) expenses:
Interest (income) expense, net	(389)	967
Loss from convertible subordinated notes exchange offer	-	1,078
Equity in net income of unconsolidated affiliates	-	(365)
Total other (income) expenses	(389)	1,680

Loss from continuing operations	$(13,266)	$(6,659)

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each operating segment are as follows:
(in thousands) Long-lived Assets	As of December 31, 2006	As of September 30, 2006

Fiber Optics	$54,280	$57,817
Photovoltaics	44,470	42,087
Corporate	11	22

Total	$98,761	$99,926

NOTE 18.  Restatement of the Condensed Consolidated Financial Statements

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

After comparing the most appropriate measurement dates to the measurement dates used by the Company in preparing its condensed consolidated financial statements, the Company determined that certain stock options were granted at an exercise price below the fair market value of the Company’s common stock on the most appropriate measurement date. As a result of this determination, the Company has restated the condensed consolidated financial statements for the three months ended December 31, 2005 included in this Form 10-Q to record additional stock-based compensation expense of $0.3 million.  In addition, EMCORE’s quarterly financial information has been reclassified to reflect the sale of the Company’s EMD division as a discontinued operation.

The following tables present the effects of the restatement on the Company’s previously issued condensed consolidated financial statements for the three months ended December 31, 2005:

For the three months ended December 31, 2005 (in thousands, except per share data)
	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Revenue	$39,891	$(4,162)	$-	$35,729
Cost of revenue	33,055	(3,750)	76	29,381
Gross profit	6,836	(412)	(76)	6,348

Operating expenses:
Selling, general and administrative	7,263	(347)	138	7,054
Research and development	4,434	(239)	78	4,273
Total operating expenses	11,697	(586)	216	11,327
Operating (loss) income	(4,861)	174	(292)	(4,979)

Other (income) expense:
Interest income	(330)	-	-	(330)
Interest expense	1,297	-	-	1,297
Loss from convertible subordinated notes exchange offer	1,078	-	-	1,078
Equity in net income of unconsolidated affiliates	(365)	-	-	(365)
Total other expenses	1,680	-	-	1,680

(Loss) income from continuing operations	(6,541)	174	(292)	(6,659)

Discontinued operations:
Loss from discontinued operations	-	(174)	(40)	(214)

Net loss	$(6,541)	$-	$(332)	$(6,873)

Per share data:
Basic and diluted per share data:
Loss from continuing operations	$(0.14)	$-	$-	$(0.14)
Loss from discontinued operations	-	-	-	-
Net loss	$(0.14)	$-	$-	$(0.14)

Weighted-average number of shares outstanding used in basic and diluted per share calculations	48,181	-	-	48,181
___________
(1) See Note 7 "Discontinued Operations and Restructuring Charges" in Notes to the Condensed Consolidated Financial Statements.

For the three months ended December 31, 2005 (in thousands)
	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(6,541)	$-	$(332)	$(6,873)

Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	1,129	(115)	294	1,308
Loss from discontinued operations	-	176	38	214
Depreciation and amortization expense	3,050	(224)	-	2,826
Accretion of loss from convertible subordinated notes exchange offer	18	-	-	18
Loss from convertible subordinated notes exchange offer	1,078	-	-	1,078
Provision for doubtful accounts	80	(5)	-	75
Equity in net income of unconsolidated affiliates	(365)	-	-	(365)
Compensatory stock issuances	88	-	-	88
Reduction of note receivable due for services received	130	-	-	130
Total non-cash adjustments	5,208	(168)	332	5,372

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,451)	804	-	(1,647)
Related party receivables	(240)	-	-	(240)
Inventory	(1,293)	291	-	(1,002)
Prepaid and other current assets	88	290	-	378
Other assets	(449)	179	-	(270)
Accounts payable	3,479	39	-	3,518
Accrued expenses and other current liabilities	(3,730)	53	-	(3,677)
Total change in operating assets and liabilities	(4,596)	1,656	-	(2,940)

Net cash used for operating activities of continuing operations	(612)	1,488	332	2,432
Net cash used for operating activities of discontinued operations	-	(1,488)	-	(1,488)

Net cash used for operating activities	(5,929)	-	-	(5,929)

Cash flows from investing activities:
Purchase of property, plant and equipment	(760)	4	-	(756)
Cash purchase of businesses, net of cash acquired	(500)	-	-	(500)
Funding of restricted cash	(98)	-	-	(98)
Purchase of marketable securities	(50)	-	-	(50)
Sale of marketable securities	2,400	-	-	2,400
Investing activities of discontinued operations	-	(4)	-	(4)
Net cash provided by investing activities	$992	$-	$-	$992
___________
(1) See Note 7 "Discontinued Operations and Restructuring Charges" in Notes to the Condensed Consolidated Financial Statements.

(Continued from previous page)	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated

Cash flows from financing activities:
Payments on capital lease obligations	(8)	-	-	(8)
Proceeds from exercise of stock options	436	-	-	436
Proceeds from employee stock purchase plan	326	-	-	326
Convertible debt/equity issuance costs	(103)	-	-	(103)
Net cash provided by financing activities	651	-	-	651

Net decrease in cash and cash equivalents	(4,286)	-	-	(4,286)
Cash and cash equivalents at beginning of period	19,525	-	-	19,525

Cash and cash equivalents at end of period	$15,239	$-	$-	$15,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$2,466	$-	$-	$2,466

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of property and equipment under capital leases	$70	$-	$-	$70
Issuance of common stock in conjunction with an acquisition	$2,325	$-	$-	$2,325
___________
(1) See Note 7 "Discontinued Operations and Restructuring Charges" in Notes to the Condensed Consolidated Financial Statements.

NOTE 19.  Subsequent Events

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

Strategic Investment in WorldWater & Solar Technologies Corporation (“WorldWater”)

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

The Consents also provided the Company with the option to repurchase an aggregate of $11.4 million of the outstanding principal amount of the Notes held by the Consenting Holders at a purchase price equal to $1,000 per $1,000 principal amount of the Notes purchased, plus accrued and unpaid interest, if any, to but excluding the date of purchase. The Company exercised this option and repurchased $11.4 million of its outstanding notes on April 13, 2007.  Accordingly, the Company classified the $11.4 million principal repayment as a current liability as of December 31, 2006 and September 30, 2006.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements include, without limitation, any and all statements or implications regarding:

•	The ability of EMCORE Corporation (“EMCORE”) to remain competitive and a leader in its industry and the future growth of the company, the industry, and the economy in general;
•	Difficulties in integrating recent or future acquisitions into our operations;
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
•
Whether our products will (i) be successfully introduced or marketed, (ii) be qualified and purchased by our customers, or (iii) perform to any particular specifications or performance or reliability standards; and/or

•
Guidance provided by EMCORE regarding our expected financial performance in current or future periods, including, without limitation, with respect to anticipated revenues, income, or cash flows for any period in fiscal 2007 and subsequent periods.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation, the following:

•	EMCORE’s cost reduction efforts may not be successful in achieving their expected benefits, or may negatively impact our operations;
•
The failure of our products (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; and/or

•
Other risks and uncertainties described in EMCORE’s filings with the Securities and Exchange Commission (“SEC”) such as: cancellations, rescheduling, or delays in product shipments; manufacturing capacity constraints; lengthy sales and qualification cycles; difficulties in the production process; changes in semiconductor industry growth; increased competition; delays in developing and commercializing new products; and other factors.

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

Financial Statement Restatements

This Quarterly Report on Form 10-Q for the period ended December 31, 2006 reflects a restatement for additional stock-based compensation expense, under the appropriate accounting treatment for stock options, for the three month period ended December 31, 2005.  This Quarterly Report also reflects the reclassification of the results of operations of EMCORE’s Electronic Materials & Device (“EMD”) division to discontinued operations (see Note 7, Discontinued Operations and Restructuring Charges, of the Notes to Condensed Consolidated Financial Statements).  We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q.

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

•
Defense and Homeland Security - Leveraging our expertise in RF module design and high-speed parallel optics, we provide a suite of ruggedized products that meet the reliability and durability requirements of the Government and defense markets.  Our specialty defense products include fiber optic gyro components used in precision guided munitions, ruggedized parallel optic transmitters and receivers, high-frequency RF fiber optic link components for towed decoy systems, optical delay lines for radar systems, EDFAs, terahertz spectroscopy systems and other products.

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

•
Satellite Solar Power Generation.  We are a leader in providing solar power generation solutions to the global communications satellite industry and U.S. Government space programs.  We provide advanced compound semiconductor solar cell and solar panel products, which are more resistant to radiation levels in space and generate substantially more power from sunlight than silicon-based solutions.  Space power systems using our multi-junction solar cells weigh less per unit of power than traditional silicon-based solar cells. These performance characteristics increase satellite useful life, increase satellites’ transmission capacity and reduce launch costs.  Our products provide our customers with higher light to power conversion efficiency for reduced size and launch costs; higher radiation tolerance; and long lifetime in harsh space environments.  We design and manufacture multi-junction compound semiconductor solar cells for both commercial and military satellite applications. We currently manufacture and sell one of the most efficient and reliable, radiation resistant advanced triple-junction solar cells in the world, with an average "beginning of life" efficiency of 28.5%.  In May 2007, EMCORE announced that it has attained a solar conversion efficiency of 31% for an entirely new class of advanced multi-junction solar cells optimized for space applications.  EMCORE is also the only manufacturer to supply true monolithic bypass diodes, for shadow protection, utilizing several EMCORE patented methods. A satellite’s operational success and corresponding revenue depend on its available power and its capacity to transmit data. EMCORE also provides covered interconnect cells (CICs) and solar panel lay-down services, giving us the capacity to manufacture complete solar panels. We can provide satellite manufacturers with proven integrated satellite power solutions that considerably improve satellite economics. Satellite manufacturers and solar array integrators rely on EMCORE to meet their satellite power needs with our proven flight heritage.

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

Recent investments and strategic partnerships include:

•
In November 2006, EMCORE invested $13.5 million in WorldWater & Solar Technologies Corporation (“WorldWater”, OTC BB: WWAT.OB) a leader in solar electric engineering, water management solutions and solar energy installations and products.  This investment represents EMCORE’s first tranche of its intended $18.0 million investment, in return for convertible preferred stock and warrants of WorldWater, equivalent to approximately 31% equity ownership in WorldWater, or approximately 26.5% on a fully-diluted basis.

•
Also in November 2006, EMCORE and WorldWater announced the formation of a strategic alliance and supply agreement under which EMCORE will be the exclusive supplier of high-efficiency multi-junction solar cells, assemblies and concentrator subsystems to WorldWater with expected revenues up to $100.0 million over the next three years.

•
In April 2007, EMCORE delivered a letter to WorldWater advising them that subject to the matters set forth therein, EMCORE would make additional investments in WorldWater. Subject to signing definitive agreements, EMCORE intends to (1) purchase 5,000,000 shares of WorldWater's common stock at $0.50 per share, with a five year warrant to purchase 1,250,000 shares of the WorldWater's common stock at $0.50, under the terms of a Confidential Private Placement Memorandum prepared by WorldWater and dated as of March 2007 and (2) complete the $4,500,000 Tranche B investment previously agreed to in the Investment Agreement, dated November 29, 2006 between EMCORE and WorldWater provided that the purchase of shares pursuant to the Tranche B Investment will occur at a purchase price of $0.40 per share and EMCORE will be entitled to 25% warrant coverage at $0.40 per share.  Subsequent to April 9, 2007, material changes were made to the terms of the proposed offering discussed in (1) above, and we elected not to participate.

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

Recent acquisitions, all of which are reported with EMCORE’S Fiber Optics operating segment, include:

•
On April 13, 2007, EMCORE acquired privately-held Opticomm Corporation, of San Diego, California, including its fiber optic video, audio and data networking business, technologies, and intellectual property.  EMCORE paid $4.0 million initial consideration for all of the shares of Opticomm. EMCORE also agreed to an additional earn-out payment based on Opticomm's 2007 revenues. EMCORE management anticipates that this transaction will provide approximately $7.0 million of revenue for calendar year 2007, and upon integration will be operationally profitable. In 2006, Opticomm generated revenues of $6.3 million. Founded in 1986, Opticomm is one of the leading specialists in the field of fiber optic video, audio and data networking for the commercial, governmental and industrial sectors. Its flagship product is the Optiva platform, a complete line of transmission systems built to address the primary optical communication requirements of the following markets: broadcast and media, security and surveillance, healthcare, traffic and rail and government and military.

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

•
In August 2006, EMCORE completed the sale of the assets of its Electronic Materials & Device (EMD) division, including inventory, fixed assets, and intellectual property to IQE, plc, a public limited company organized under the laws of the United Kingdom, for $16.0 million.

•
In April 2005, EMCORE divested product technology focused on gallium nitride-based power electronic devices for the power device industry.  The new company, Velox Semiconductor Corporation (“Velox”), initially raised $6.0 million from various venture capital partnerships.  EMCORE contributed intellectual property and equipment in exchange for an initial 19.2% stake in Velox.

Our results of operations and financial condition have and will continue to be significantly affected by severance, restructuring charges, impairment of long-lived assets and idle facility expenses incurred during facility closing activities.  Please refer to Risk Factors under Item 1A and Financial Statements and Supplemental Data under Item 8 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, for further discussion of these items.

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

EMCORE evaluates its goodwill and intangible assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The determination as to whether a write-down of goodwill or intangible assets is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill or intangible assets are attributed. As of December 31, 2006, we tested for impairment on our goodwill and intangible assets and based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value.

Valuation of Long-lived Assets. EMCORE reviews long-lived assets on an annual basis or whenever events or circumstances indicate that the assets may be impaired. A long-lived asset is considered impaired when its anticipated undiscounted cash flow is less than its carrying value. In making this determination, EMCORE uses certain assumptions, including, but not limited to: (a) estimates of the fair market value of these assets; and (b) estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that assets will be used in our operations, and estimated salvage values. As of December 31, 2006, we tested for impairment of our long-lived assets and based on that analysis, we recorded no impairment charges on any of EMCORE’s long-lived assets.

Product Warranty Reserves. EMCORE provides its customers with limited rights of return for non-conforming shipments and warranty claims for certain products. In accordance with SFAS 5, Accounting for Contingencies,EMCORE makes estimates of product warranty expense using historical experience rates as a percentage of revenue and accrues estimated warranty expense as a cost of revenue. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP.  There also are areas in which management's judgment in selecting any available alternative would not produce a materially different result. For complete discussion of our accounting policies and other required U.S. GAAP disclosures, we refer you to our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Results of Operations

The following table sets forth the consolidated statements of operations data of EMCORE expressed as a percentage of total revenues for the three months ended December 31, 2006 and 2005.

Statement of Operations Data For the three months ended December 31,	2006	2005

Revenue	100.0%	100.0%
Cost of revenue	85.8	82.2
Gross profit	14.2	17.8

Operating expenses:
Selling, general and administrative	32.4	19.7
Research and development	17.1	12.0
Total operating expenses	49.5	31.7

Operating loss	(35.3)	(13.9)

Other (income) expenses:
Interest (income) expense, net	(1.0)	2.7
Loss from convertible subordinated notes exchange offer	-	3.0
Equity in net income of unconsolidated affiliates	-	(1.0)
Total other (income) expenses	(1.0)	4.7

Loss from continuing operations	(34.3)	(18.6)

Discontinued operations
Loss from discontinued operations	-	(0.6)
Net loss	(34.3%)	(19.2%)

Comparison of three months ended December 31, 2006 and 2005

Consolidated Revenue

For the three months ended December 31, 2006, EMCORE’s consolidated revenue increased $3.0 million or 8% to $38.7 million from $35.7 million, as reported in the prior year. For the three months ended December 31, 2006, international sales increased $7.0 million or 120%, when compared to the prior year. For the three months ended December 31, 2006, revenue from government contracts decreased $0.4 million or 11% to $3.1 million from $3.5 million, as reported in the prior year. A comparison of revenue achieved at each of EMCORE’s operating segments follows:

Fiber Optics.

Over the past several years, communications networks have experienced dramatic growth in data transmission traffic due to worldwide Internet access, e-mail, and e-commerce. As Internet content expands to include full motion video on-demand, HDTV, multi-channel high quality audio, online video conferencing, image transfer, online multi-player gaming, and other broadband applications, the delivery of such data will place a greater demand on available bandwidth and require the support of higher capacity networks. The bulk of this traffic, which continues to grow at a very high rate, is already routed through the optical networking infrastructure used by local and long distance carriers, as well as internet service providers. Optical fiber offers substantially greater bandwidth capacity, is less error prone, and is easier to administer than older copper wire technologies. As greater bandwidth capability is delivered closer to the end user, increased demand for higher content, real-time, interactive visual and audio content is expected. We believe that EMCORE is well positioned to benefit from the continued deployment of these higher capacity fiber optic networks.   Customers for the Fiber Optics segment include: Avago Technologies, Inc., Alcatel, Aurora Networks, BUPT-GUOAN Broadband, C-Cor Electronics, Cisco Systems, Inc., Finisar, Hewlett-Packard Corporation, Intel Corporation, Jabil, JDSU, Motorola, Network Appliance, Sycamore Networks, Inc., and Tellabs.

For the three months ended December 31, 2006, EMCORE’s fiber optic revenues increased $0.3 million or 1% to $25.3 million from $25.0 million, as reported in the prior year. Lower digital fiber-optic module and component sales due to customer inventory management were offset by increased sales volume of CATV, SATCOM, TELECOM and FTTP components.  The communications industry in which we participate continues to be dynamic. The driving factor is the competitive environment that exists between cable operators, telephone companies, and satellite and wireless service providers. Each are rapidly investing capital to deploy a converging multi-service network capable of delivering “triple play services”, i.e. digitalized video, voice and data content, bundled as a service provided by a single communication provider. As a market leader in RF transmission over fiber products for the CATV industry, EMCORE enables cable companies to offer multiple forms of communications to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other new services (such as HDTV and VOIP). Television is also undergoing a major transformation, as the U.S. Government requires television stations to broadcast exclusively in digital format, abandoning the analog format used for decades. Although the transition date for digital transmissions is not expected for several years, the build-out of these television networks has already begun. To support the telephone companies plan to offer competing video, voice and data services through the deployment of new fiber-based systems, EMCORE has developed and maintains customer qualified FTTP components and subsystem products. Our CATV and FTTP products include broadcast analog and digital fiber optic transmitters, quadrature amplitude modulation (QAM) transmitters, video receivers, and passive optical network (PON) transceivers. Government contract revenues for the three months ended December 31, 2006 and 2005 totaled $0.2 million and $0.1 million, respectively.  Fiber optics revenue represented 65% and 70% of EMCORE's total revenues for the three months ended December 31, 2006 and 2005, respectively.

Photovoltaics.

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

For the three months ended December 31, 2006, EMCORE’s photovoltaic revenues increased $2.7 million or 25% to $13.4 million from $10.7 million, as reported in the prior year. Increased sales volume of solar cells, solar panels, and service revenue from government research contracts were the reason for the significant increase in quarter over quarter revenues. Government contract revenues for photovoltaics products were $2.9 million and $3.3 million for the three months ended December 31, 2006 and 2005, respectively.  Photovoltaics revenue represented 35% and 30% of EMCORE's total revenues for the three months ended December 31, 2006 and 2005, respectively.

We see additional areas for growth resulting from the joint venture between ISRO and EADS Astrium for the manufacture of GEO communication satellites. EMCORE is a leading supplier of solar cell products to ISRO, and we anticipate increased activity with that customer. Government and military procurement remains steady, and we have succeeded in gaining market share in that area. We have recently been awarded solar panel government contracts for military and science missions, and this represents an expansion of our customer base.

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

In February 2006, EMCORE was awarded a subcontract to participate in the Defense Advanced Research Projects Agency (DARPA) Very High Efficiency Solar Cell (VHSEC) program to more than double the efficiency of terrestrial solar cells within the next fifty months. EMCORE was selected by the University of Delaware, the prime contractor for the DARPA VHSEC program, to develop advanced III-V multi-junction solar cells in Phase I of the program effort. The VHSEC program will provide up to $53.0 million in funding, which will be awarded to program participants in various phases over the next several years.

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

Gross Profit

For the three months ended December 31, 2006, gross profit decreased to $5.5 million compared to $6.3 million, as reported in the prior year. Compared to the prior year, gross margins decreased to 14% from 18%. On a segment basis, margins for Fiber Optics decreased from 22% to 18% due to unabsorbed fixed overhead from reduced customer demand of 10Gb/s Ethernet transceivers and chip level products.  Margins for the Photovoltaics segment increased slightly to 8% from 7% as reported in the prior year.

Actions designed to improve our gross margins (through product mix improvements, cost reductions associated with product transfers and product rationalization, maximizing production yields on high-performance devices and quality improvements, among other things) continue to be a principal focus for us.  The establishment of a modern solar panel manufacturing facility, adjacent to our solar cell fabrication operations, should facilitate consistency, as well as reduce manufacturing costs. The benefit of having these operations located at one site is expected to provide high quality, high reliability and cost-effective solar components. Solar panel production operations ceased at our California solar panel facility in June 2006 and the facility was vacated in December 2006.  We focus our activities on developing new process control and yield management tools that enable us to accelerate the adoption of new technologies into full-volume production, while minimizing their associated risks.

On October 1, 2005, EMCORE adopted SFAS 123(R) and incurred stock-based compensation expense as more fully described in Note 3 – Equity to EMCORE’s condensed consolidated financial statements.  For both the three months ended December 31, 2006 and 2005, gross profit included the effect of $0.3 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R).

Operating Expenses

Selling, General and Administrative. For the three months ended December 31, 2006, SG&A expenses increased $5.4 million or 76% to $12.5 million from $7.1 million, as reported in the prior year.  Consistent with prior years, SG&A expense includes corporate overhead expenses.  As a percentage of revenue, SG&A increased from 20% to 32%.

The increase in SG&A expenses is primarily due to:

•	acquisitions of Phasebridge Inc., Force Inc., and K2 Optronics, Inc.;
•
stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) totaling $1.6 million for the three months ended December 31, 2006 compared to $0.6 million for the three months ended December 31, 2005;

•	professional fees incurred associated with our review of historical stock option grants;
•	costs associated with the new terrestrial solar power division;
•	legal costs associated with the Company’s patent infringement lawsuits against Optium Corporation; and
•	continued investment in personnel strategic to our business.

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

For the three months ended December 31, 2006, R&D expenses increased $2.3 million or 53% to $6.6 million from $4.3 million, as reported in the prior year.  The increase in R&D is primarily due to $1.8 million of expense related to the Company’s new terrestrial solar power division. In the Photovoltaics market, EMCORE has developed a high efficiency solar cell product for terrestrial applications. During both the three months ended December 31, 2006 and 2005, R&D included stock-based compensation expense of  $0.4 million. As a percentage of revenue, R&D increased from 12% to 17%.  We believe that recently completed R&D projects have the potential to greatly improve our competitive position and drive revenue growth in the next few years.

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

Other Income & Expenses

Interest Income.  EMCORE realized a significant increase in interest income due to an increase in cash, cash equivalents and marketable securities, primarily as a result of the sale of EMCORE’s 49% membership interest in GELcore, LLC for $100.0 million to General Electric Corporation on August 31, 2006.

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

Equity in Net Income of Unconsolidated Affiliates:

•	GELcore. For the three months ended December 31, 2005, EMCORE recognized income of $0.5 million, related to its previously-held investment in GELcore.

•
Velox.  For the three months ended December 31, 2005, EMCORE recognized a loss of $0.2 million related to Velox.  During fiscal 2006, EMCORE reduced its voting percentage and relinquished its Velox Board seat, and its right to a Velox Board seat.  As a result of these modifications, EMCORE reported its investment in Velox under the cost method of accounting rather than the equity method of accounting. Under the cost method of accounting, the Velox investment is carried at cost and adjusted only for other-than-temporary declines in fair value, distribution of earnings and additional investments. As of December 31, 2006, EMCORE's net investment in Velox amounted to approximately $1.0 million.

Liquidity and Capital Resources

Working Capital

As of December 31, 2006, EMCORE had working capital of approximately $107.0 million compared to $129.7 million as of September 30, 2006. Cash, cash equivalents, and marketable securities at December 31, 2006 totaled $87.0 million, which reflects a net decrease of $37.0 million from September 30, 2006.  The decrease was a result of a $13.5 million cash investment in WorldWater and Solar Technologies Corporation (“Worldwater”), a $2.4 million semi-annual interest payment on the Company’s outstanding convertible subordinated notes and $1.2 million for capital equipment purchases. The remaining decrease was primarily due to payment of taxes associated with the income earned on the sale of the Company’s interest in the GELcore joint venture, payment of professional fees incurred associated with our review of historical stock option grants, legal costs associated with the Company’s patent infringement lawsuits against Optium Corporation and certain other increases in working capital requirements.

Cash Flow

Net Cash Used For Operations

For the three months ended December 31, 2006, net cash used for operations increased $17.2 million to $23.1 million from $5.9 million, as reported in the prior year.  For the three months ended December 31, 2006, significant changes in working capital include an increase in receivables of $10.2 million, an increase in inventory of $0.5 million, a decrease in accounts payable of $2.0 million and a decrease in accrued expenses of $2.9 million. For the three months ended December 31, 2005, changes in working capital include an increase in receivables of $1.6 million, an increase in inventory of $1.0 million, an increase in accounts payable of $3.5 million and a decrease in accrued expenses of $3.7 million.

Net Cash Provided by Investing Activities

For the three months ended December 31, 2006, net cash provided by investing activities increased by $15.5 million to $16.5 million from $1.0 million, as reported in the prior year. Changes in investing cash flows for the three months ended December 31, 2006 and 2005 consisted primarily of:

•	Capital expenditures increased to $1.2 million from $0.8 million, as reported in the prior year.

•
An investment of $13.7 million, inclusive of $0.2 million in transaction costs, in WorldWater in return for an amount of convertible preferred stock and warrants of WorldWater, equivalent to an approximately 26.5% fully-diluted ownershipin WorldWater.

•	Proceeds of $0.8 million from the quarterly promissory note related to the sale of the EMD division.

•	Net sales of $30.7 million in marketable securities compared to $2.4 million for the same period in the prior year.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $0.4 million for the three months ended December 31, 2006 compared to $0.7 million for the three months ended December 31, 2005.

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

In November 2005, EMCORE exchanged $14.4 million aggregate principal amount of EMCORE’s 2006 Notes for $16.6 million aggregate principal amount of newly issued convertible senior subordinated notes due May 15, 2011 (“New 2011 Notes”) pursuant to an Exchange Agreement (“Agreement”) with Alexandra Global Master Fund Ltd. (“Alexandra”).  The terms of the New 2011 Notes are identical in all material respects to EMCORE’s 2011 Notes.  The New 2011 Notes are ranked pari passu with the existing 2011 Notes.  The New 2011 Notes will be convertible at any time prior to maturity, unless previously redeemed or repurchased by EMCORE, into the shares of EMCORE common stock, no par value, at the conversion rate of 124.0695 shares of common stock per $1,000 principal amount.  The effective conversion rate was $8.06 per share of common stock, subject to adjustment under customary anti-dilutive provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share for at least twenty trading days within a period of any thirty consecutive trading days.  As a result of this transaction, EMCORE recognized approximately $1.1 million of expense in the first quarter of fiscal 2006 related to the early extinguishment of debt. EMCORE will also incur an additional expense of approximately $1.1 million over the life of the subordinated notes issued to Alexandra, which will be charged to interest expense. Furthermore, the 2006 Notes exchanged by Alexandra represented approximately 91.4% of the $15.8 million total amount of existing 2006 Notes outstanding at the time of the transaction.  EMCORE paid the remaining $1.4 million of 2006 Notes on the May 15, 2006 maturity date.

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

The Consents also provided the Company with the option to repurchase an aggregate of $11.4 million of the outstanding principal amount of the Notes held by the Consenting Holders at a purchase price equal to $1,000 per $1,000 principal amount of the Notes purchased, plus accrued and unpaid interest, if any, to but excluding the date of purchase. The Company exercised this option and repurchased $11.4 million of its outstanding notes on April 13, 2007.  Accordingly, the Company classified the $11.4 million principal repayment as a current liability as of December 31, 2006 and September 30, 2006.

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

In September 2005, EMCORE entered into a non-recourse receivables purchase agreement (“AR Agreement”) with Silicon Valley Bank (“SVBank”).  Under the terms of the AR Agreement, EMCORE from time to time may sell, without recourse, certain accounts receivables to SVBank up to a maximum aggregate outstanding amount of $20.0 million.  In September 2006, EMCORE sold approximately $3.0 million of accounts receivable to SVBank.  The AR Agreement expired on December 31, 2006.

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

Due to the Special Committee investigation and resulting restatements, we did not file our periodic reports with the SEC on time and faced the possibility of delisting of our stock from the NASDAQ Global Market. With the filing of our Annual Report and our Quarterly Reports on Form 10-Q thereafter for the quarters ended December 31, 2006, March 31, 2007, and June 30, 2007, we believe we have returned to full compliance with SEC reporting requirements and NASDAQ listing requirements and, therefore, the NASDAQ delisting matter should now be resolved.  However, if the SEC has comments on these reports (or other reports that we previously filed) that require us to file amended reports, or if the NASDAQ does not concur that we are in compliance with applicable listing requirements, we may be unable to maintain an effective listing of our stock on NASDAQ.  If this happens, the price of our stock and the ability of our shareholders to trade in our stock could be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, which could adversely affect our business and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.  We do not use derivative financial instruments for speculative purposes.

Currency Exchange Rates. Although EMCORE enters into transactions denominated in foreign currencies from time to time, the total amount of such transactions is not material. Accordingly, fluctuations in foreign currency values would not have a material adverse effect on our future financial condition or results of operations. However, some of our foreign suppliers may adjust their prices (in $US) from time to time to reflect currency exchange fluctuations, and such price changes could impact our future financial condition or results of operations.  The Company does not currently hedge its foreign currency exposure.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company intends to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including its Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Chief Accounting Officer), as appropriate to allow timely decisions regarding required disclosure.

Management, under the supervision and with the participation of its Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Chief Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of the end of the period covered by this report. Based on that evaluation, management concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in its internal control over financial reporting, as described below, which the Company views as an integral part of its disclosure controls and procedures.

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of the Company’s Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Chief Accounting Officer), which are required in accordance with Rule 13a-14 of the Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of the Company’s Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Chief Accounting Officer).

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

(i) Control Activities Relating to Stock Options

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

(ii) Control Activities Relating to Non-routine and Non- systematic Transactions

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

Due to these material weaknesses, management determined that the Company’s internal control over financial reporting was not effective as of September 30, 2006.  As of December 31, 2006, management determined that these material weaknesses still existed; however, the Company is continuing to implement significant changes and improvements in the Company’s internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, other than those changes discussed below, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weaknesses

Management is committed to remediating the control deficiencies that constitute the material weaknesses described above by implementing changes to the Company’s internal control over financial reporting.  In addition, management has established procedures to consider the ongoing effectiveness of both the design and operation of the Company’s internal control over financial reporting.  The Chief Executive Officer and Interim Chief Financial Officer of the Company have taken the responsibility to implement changes and improvements in the Company’s internal control over financial reporting and remediate the control deficiencies that gave rise to the material weaknesses. Specifically, these changes include:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.  The Company does not believe it has a potential liability related to current legal proceedings and claims that could individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any legal matters or should several legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during 2007 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

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

ITEM 1A. RISK FACTORS

Please see “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date: October 30, 2007	By:	/s/ Reuben F. Richards, Jr.
Reuben F. Richards, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2007	By:	/s/ Adam Gushard
Adam Gushard
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________
* Filed herewith