Form 10-Q
period 2007-03-31
EMCORE CORP
filed 2007-11-01
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2007

Commission File Number:  0-22175

EMCORE Corporation
(Exact name of Registrant as specified in its charter)

New Jersey
(State or other jurisdiction of incorporation or organization)

22-2746503
(IRS Employer Identification No.)

10420 Research Road SE, Albuquerque, NM  87123
(Address of principal executive offices)

(505) 332-5000
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

The number of shares outstanding of the registrant’s no par value common stock as of October 19, 2007 was 51,218,629.

EMCORE Corporation
FORM 10-Q
For the Quarterly Period Ended March 31, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMCORE CORPORATION
Condensed Consolidated Statements of Operations
For the three and six months ended March 31, 2007 and 2006
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	(As restated) (1) 2006	2007	(As restated) (1) 2006

Revenue	$39,838	$36,115	$78,512	$71,844
Cost of revenue	32,716	28,248	65,880	57,629
Gross profit	7,122	7,867	12,632	14,215

Operating expenses:
Selling, general and administrative	13,143	10,652	25,681	17,706
Research and development	7,550	4,734	14,177	9,007
Total operating expenses	20,693	15,386	39,858	26,713

Operating loss	(13,571)	(7,519)	(27,226)	(12,498)

Other (income) expenses:
Interest income	(1,169)	(246)	(2,820)	(576)
Interest expense	1,260	1,359	2,522	2,656
Loss from convertible notes exchange offer	-	-	-	1,078
Gain from insurance proceeds	(357)	-	(357)	-
Equity in net loss of unconsolidated affiliates	-	547	-	182
Total other (income) expenses	(266)	1,660	(655)	3,340

Loss from continuing operations	(13,305)	(9,179)	(26,571)	(15,838)

Discontinued operations:
Income (loss) from discontinued operations	-	170	-	(44)
Gain on disposal of discontinued operations, net of tax	-	2,012	-	2,012
Income from discontinued operations	-	2,182	-	1,968

Net loss	$(13,305)	$(6,997)	$(26,571)	$(13,870)

Per share data:
Basic and diluted per share data:
Loss from continuing operations	$(0.26)	$(0.18)	$(0.52)	$(0.32)
Income from discontinued operations	-	0.04	-	0.04

Net loss	$(0.26)	$(0.14)	$(0.52)	$(0.28)

Weighted-average number of basic and diluted shares outstanding	50,947	49,410	50,911	48,789
______________________
(1) See Note 18 “Restatement of the Condensed Consolidated Financial Statements” in Notes to the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of March 31, 2007 and September 30, 2006
(in thousands)
(unaudited)

	As of March 31, 2007	As of September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$28,824	$22,592
Restricted cash	1,158	738
Marketable securities	48,425	101,375
Accounts receivable, net	36,445	27,387
Receivables, related parties	332	453
Notes receivable	1,500	3,000
Inventory, net	27,243	23,252
Prepaid expenses and other current assets	4,408	4,518

Total current assets	148,335	183,315

Property, plant and equipment, net	54,236	55,186
Goodwill	40,460	40,447
Other intangible assets, net	3,476	4,293
Investments in unconsolidated affiliates	14,855	981
Long-term receivables, related parties	-	82
Other non-current assets, net	2,870	3,243

Total assets	$264,232	$287,547

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,033	$20,122
Accrued expenses and other current liabilities	21,768	22,082
Convertible subordinated notes, current portion	11,428	11,428

Total current liabilities	52,229	53,632

Convertible subordinated notes	84,613	84,516

Total liabilities	136,842	138,148

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 100,000 shares authorized, 51,146 shares issued and 50,987 outstanding at March 31, 2007; 50,962 shares issued and 50,803 shares outstanding at September 30, 2006	440,900	436,338
Accumulated deficit	(311,427)	(284,856)
Treasury stock, at cost; 159 shares	(2,083)	(2,083)

Total shareholders’ equity	127,390	149,399

Total liabilities and shareholders’ equity	$264,232	$287,547

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2007 and 2006
 (in thousands)
(unaudited)

	Six Months Ended March 31,
	2007	(As restated) (1) 2006

Cash flows from operating activities:
Net loss	$(26,571)	(13,870)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on disposal of discontinued operations	-	(2,012)
Loss from discontinued operations	-	44
Stock-based compensation expense	3,670	2,311
Depreciation and amortization expense	4,880	6,361
Accretion of loss from convertible subordinated notes exchange offer	98	67
Loss from convertible subordinated notes exchange offer	-	1,078
Provision for doubtful accounts	266	13
Equity in net loss of unconsolidated affiliates	-	182
Compensatory stock issuances	412	369
Forgiveness of shareholders’ notes receivable	82	2,613
Reduction of note receivable due for services received	261	260
Total non-cash adjustments	9,669	11,286
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9,323)	(954)
Receivables, related parties	-	157
Inventory	(3,992)	(2,133)
Prepaid expenses and other current assets	111	525
Other assets	(281)	(319)
Accounts payable	(1,090)	129
Accrued expenses and other current liabilities	(644)	(4,611)
Total change in operating assets and liabilities	(15,219)	(7,206)

Net cash used for operating activities of continuing operations	(5,550)	4,080
Net cash used for operating activities of discontinued operations	-	(959)

Net cash used for operating activities	(32,121)	(10,749)

Cash flows from investing activities:
Purchase of plant and equipment	(2,731)	(1,203)
Proceeds from insurance recovery	362	-
Proceeds from K2 Optronics	-	500
Investment in unconsolidated affiliate	(13,873)	-
Proceeds from employee notes receivable	121	-
Proceeds from notes receivable	1,500	-
Purchase of business, net of cash acquired	-	610
Funding of restricted cash	(420)	(98)
Purchase of marketable securities	(22,150)	(350)
Sale of marketable securities	75,100	10,850
Investing activities of discontinued operations	-	(1,552)
Net cash provided by investing activities	37,909	8,757

______________________
(1) See Note 18 “Restatement of the Condensed Consolidated Financial Statements” in Notes to the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2007 and 2006
 (in thousands)
(unaudited)

(Continued from previous page)	Six Months Ended
	March 31,
	2007	2006
Cash flows from financing activities:
Payments on capital lease obligations	$(32)	$(82)
Proceeds from exercise of stock options	274	5,385
Proceeds from employee stock purchase plan	202	326
Convertible debt/equity issuance costs	-	(114)
Net cash provided by financing activities	444	5,515

Net increase in cash and cash equivalents	6,232	3,523
Cash and cash equivalents, beginning of period	22,592	19,525
Cash and cash equivalents, end of period	$28,824	$23,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,421	$2,580
Cash paid for income taxes	$2,351	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment under capital leases	$-	$126
Issuance of common stock in conjunction with acquisitions	$-	$6,460
Manufacturing equipment received in lieu of earn-out proceeds from disposition of discontinued operations	$-	$2,012

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

For the three and six-month periods ended March 31, 2007, options representing 3,224,884 shares of common stock were excluded from the diluted earnings per share calculations. For the three and six-month periods ended March 31, 2006, warrants representing 14,796 shares of common stock and options representing 4,530,247 shares of common stock were excluded from the diluted earnings per share calculations. These options and warrants, along with the Company’s convertible subordinated notes, were not included in the computation of diluted earnings per share in the periods as the Company incurred a net loss for the period and any effect would have been anti-dilutive.

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

NOTE 3.  Equity

Stock Options

EMCORE has stock option plans to provide long-term incentives to eligible employees, officers, and directors in the form of stock options.  Most of the stock options vest and become exercisable over four to five years and have ten year terms. EMCORE maintains two incentive stock option plans: the 2000 Stock Option Plan (“2000 Plan”), and the 1995 Incentive and Non-Statutory Stock Option Plan (“1995 Plan” and, together with the 2000 Plan, the “Option Plans”). The 1995 Plan authorizes the grant of options to purchase up to 2,744,118 shares of EMCORE's common stock. The 2000 Plan authorizes the grant of options to purchase up to 9,350,000 shares of EMCORE's common stock. As of March 31, 2007, no options were available for issuance under the 1995 Plan and 1,292,796 options were available for issuance under the 2000 Plan. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes the activity under the Option Plans:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2006	6,232,535	$5.49
Granted	659,900	5.11
Exercised	(86,484)	2.33
Expired	(13,970)	4.75
Forfeited	(285,000)	11.40
Cancelled	(424,598)	5.37

Outstanding as of March 31, 2007	6,082,383	$5.23	7.25

Expected to vest as of March 31, 2007	2,661,091	$5.49	8.49

Exercisable as of March 31, 2007	2,922,038	$4.95	5.91

Non-vested as of March 31, 2007	3,160,345	$5.49	8.48

As of March 31, 2007 there was $11.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Option Plans. This expense is expected to be recognized over an estimated weighted-average life of 3.1 years. The total intrinsic value of options exercised during the three and six months ended March 31, 2007 was $0 million and $0.2 million, respectively, and $5.2 million and $5.8 million for the three and six months ended March 31, 2006, respectively.  The aggregate intrinsic value of fully vested share options as of March 31, 2007 was $4.1 million.

On October 1, 2005, EMCORE adopted SFAS 123(R), Share-Based Payment (revised 2004), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award, over the requisite service period.

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest. The effect of recording stock-based compensation expense during the three and six month periods ended March 31, 2007 and 2006 was as follows (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Stock-based compensation expense by award type:
Employee stock options	$1,344	$718	$3,670	$2,057
Employee stock purchase plan	-	288	-	410
Total stock-based compensation expense	$1,344	$1,006	$3,670	$2,467

Net effect on net loss per basic and diluted share	$(0.03)	$(0.02)	$(0.07)	$(0.05)

Valuation Assumptions

EMCORE estimated the fair value of stock options using a Black-Scholes model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.  The weighted-average grant-date fair value of stock options granted during the three and six months ended March 31, 2007 was $3.70 and $3.99, respectively, and $6.44 and $6.11 for the three and six months ended March 31, 2006, respectively.

Black-Scholes Weighted-Average Assumptions	For the six months ended March 31, 2007
Expected dividend yield	0%
Expected stock price volatility	95.0%
Risk-free interest rate	4.6%
Expected term (in years)	5.8
Estimated pre-vesting forfeitures	19.3%

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

Warrants

EMCORE does not have any outstanding warrants as of March 31, 2007.

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

The amount of shares issued for the ESPP are as follows:
	Number of Common Stock Shares Issued	Purchase Price per Common Stock Share
Amount of shares reserved for the ESPP	2,000,000

Number of shares issued in calendar years 2000 through 2003	(398,159)	$1.87 - $40.93
Number of shares issued in June 2004 for first half of calendar year 2004	(166,507)	$2.73
Number of shares issued in December 2004 for second half of calendar year 2004	(167,546)	$2.95
Number of shares issued in June 2005 for first half of calendar year 2005	(174,169)	$2.93
Number of shares issued in December 2005 for second half of calendar year 2005	(93,619)	$3.48
Number of shares issued in June 2006 for first half of calendar year 2006	(123,857)	$6.32

Remaining shares reserved for the ESPP as of March 31, 2007	876,143

Future Issuances

As of March 31, 2007, EMCORE has reserved a total of 20,268,252 shares of its common stock for future issuances as follows:

Number of Common Stock Shares Available
For exercise of outstanding common stock options	6,082,383
For conversion of subordinated notes	12,016,930
For future issuances to employees under the ESPP plan	876,143
For future common stock option awards	1,292,796

Total reserved	20,268,252

NOTE 4.  Sale of GELcore Investment

On August 31, 2006, EMCORE sold its 49% membership interest in GELcore, LLC for $100.0 million to General Electric Corporation, which prior to the transaction owned the remaining 51% membership interest in GELcore.  For the three and six months ended March 31, 2006, EMCORE recognized a loss of $0.4 million and income of $0.2 million, respectively, related to GELcore, which was recorded as a component of other income and expenses.

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

NOTE 6.  Marketable Securities

Investments in securities with remaining maturities in excess of three months, which are held for purposes of funding our current operations are classified as available for sale and reported as short-term marketable securities in the condensed consolidated balance sheets.  The investments consist primarily of auction rate securities, which have interest rates that reset generally every 7 to 35 days.  There were no unrealized holding gains or losses on the marketable securities as of March 31, 2007 and September 30, 2006 and the fair value of these securities was $48.4 million and $101.4 million at March 31, 2007 and September 30, 2006, respectively.

NOTE 7.  Discontinued Operations and Restructuring Charges

Discontinued Operations

On August 18, 2006, EMCORE completed the sale of the assets of its Electronic Materials & Device (“EMD”) division, including inventory, fixed assets, and intellectual property, pursuant to an Asset Purchase Agreement, dated July 19, 2006 (Purchase Agreement), between EMCORE, IQE, plc, a public limited company organized under the laws of the United Kingdom, and IQE RF, LLC, a New Jersey limited liability company and a wholly owned subsidiary of IQE.  Under the terms of the Purchase Agreement, EMCORE sold the EMD division to IQE for $16.0 million, consisting of $13.0 million in cash and $3.0 million in the form of a secured promissory note of IQE, guaranteed by IQE's affiliates. The note was completely repaid in fiscal 2007, via four quarterly installments at an annual interest rate of 7.5%.  In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, EMCORE’s financial statements have been reclassified to reflect the EMD division as a discontinued operation for all prior periods presented.  EMD revenues from operations for the three and six months ended March 31, 2006 were $5.0 million and $9.2 million, respectively.  For the three months ended March 31, 2006 income from operations related to EMD was $0.2 million and losses from operations for the six months ended March 31, 2006 were $44,000.

In November 2003, EMCORE sold its TurboDisc capital equipment business in an asset sale to a subsidiary of Veeco Instruments Inc. (“Veeco”). In March 2006, EMCORE received manufacturing equipment valued at $2.0 million as a final earn-out payment from Veeco in connection with Veeco’s second year of net sales of TurboDisc products, which was recognized as a gain on disposal of discontinued operations for the three and six months ended March 31, 2006.

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

(in thousands)	Amount Incurred in Three-Month Period	Cumulative Amount Incurred to Date	Amount Expected in Future Periods	Total Amount Expected to be Incurred

One-time termination benefits	$512	$1,085	$2,353	$3,438
Contract termination Costs	-	295	344	639
Other associated costs	3	3,005	467	3,472
Total restructuring charges	$515	$4,385	$3,164	$7,549

 The following table sets forth changes in the accrual for restructuring charges:

(in thousands)
Balance at September 30, 2006	$256
Increase in liability due to restructuring of corporate headquarters	932
Costs paid or otherwise settled	(369)

Balance at March 31, 2007	$819

NOTE 8. Investments

In April 2005, EMCORE divested product technology focused on gallium nitride-based power electronic devices for the power device industry.  The divesture resulted in a new company, Velox Semiconductor Corporation (“Velox”) and EMCORE contributed intellectual property and equipment for a 19.2% ownership stake in Velox.  During fiscal 2006, EMCORE reduced its voting percentage and relinquished its Velox Board seat, and its right to a Velox Board seat.  As a result of these modifications, EMCORE reported its investment in Velox under the cost method of accounting for the three and six months ended March 31, 2007. Previously, under the equity method of accounting, EMCORE recognized losses of $0.2 million and $0.3 million, for the three and six months ended March 31, 2006, respectively, which were recorded as a component of other income and expenses. Under the cost method of accounting, the Velox investment is carried at cost and adjusted only for other-than-temporary declines in fair value, distribution of earnings and additional investments. As of March 31, 2007, EMCORE's net investment in Velox amounted to approximately $1.0 million.

On November 29, 2006, EMCORE invested $13.5 million, and incurred $0.4 million in transaction costs, in WorldWater & Solar Technologies Corporation (“WorldWater”), a leader in solar electric engineering, water management solutions and solar energy installations and products. This investment represents EMCORE’s first tranche of its intended $18.0 million investment, in return for convertible preferred stock and warrants of WorldWater, equivalent to approximately 31% equity ownership in WorldWater, or approximately 26.5% on a fully diluted basis.  In connection with the investment, EMCORE received two seats on WorldWater's Board of Directors.  EITF 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, provides guidance on whether an investor should apply the equity method of accounting to investments other than common stock.  In accordance with EITF 02-14, although the investment in WorldWater gives us the ability to exercise significant influence over the operating and financial policies of the investee, since the investment does not qualify as in-substance common stock the equity method of accounting is not appropriate.  In-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to the entity’s common stock.  The risk and reward characteristics of our investment are not substantially similar to WorldWater’s common stock because our investment’s liquidation preference is considered substantive. Therefore, we are accounting for the investment in WorldWater under the cost method of accounting and evaluating it for other-than-temporary impairment each reporting period.  As of March 31, 2007, our net investment in WorldWater amounted to approximately $13.9 million.  See Note 19 - Subsequent Events for discussion of an additional strategic investment in WorldWater.

NOTE 9.  Receivables

The components of accounts receivable consisted of the following:

(in thousands)	As of March 31, 2007	As of September 30, 2006

Accounts receivable	$31,942	$25,597
Accounts receivable – unbilled	5,176	2,342
Accounts receivable, gross	37,118	27,939
Allowance for doubtful accounts	(673)	(552)

Total accounts receivable, net	$36,445	$27,387

Receivables from related parties consisted of the following:

(in thousands)	As of March 31, 2007	As of September 30, 2006

Current assets:
Velox investment-related	$332	$332
Employee loans	-	121

Subtotal	332	453

Long-term assets:
Employee loans	-	82

Total receivables from related parties	$332	$535

Employee Loans

From time to time, prior to July 2002, EMCORE loaned money to certain of its executive officers and directors. Pursuant to due authorization of EMCORE's Board of Directors, EMCORE loaned $85,000 to Mr. Werthan, the former Chief Financial Officer in December 1995.  This loan does not bear interest and provided for offset of the loan via bonuses payable to Mr. Werthan over a period of up to 25 years.  As discussed in Note 19 – Subsequent Events, in connection with Mr. Werthan’s resignation in February 2007 and pursuant to the terms of his promissory note, the Board of Directors forgave the remaining portion of his outstanding loan that totaled $82,000.  Mr. Werthan was responsible for the personal taxes related to the loan forgiveness.

The remaining related party receivable balance approximately $121,000 as of September 30, 2006 relates to multiple interest bearing loans from EMCORE to an officer (who is not an executive officer) that were made during 1997 through 2000 and were payable on demand.  These loans, including accrued interest, were paid back to the Company in December 2006.

NOTE 10.  Inventory, net

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor and manufacturing overhead costs. The components of inventory consisted of the following:

(in thousands)	As of March 31, 2007	As of September 30, 2006

Raw materials	$18,820	$14,990
Work-in-process	5,990	6,074
Finished goods	10,400	8,660
Inventory, gross	35,210	29,724

Less: reserves	(7,967)	(6,472)

Total inventory, net	$27,243	$23,252

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

NOTE 11.  Property, Plant, and Equipment, net

The components of property, plant, and equipment consisted of the following:

(in thousands)	As of March 31, 2007	As of September 30, 2006

Land	$1,502	$1,502
Building and improvements	40,251	40,035
Equipment	72,919	64,275
Furniture and fixtures	5,519	5,362
Leasehold improvements	2,624	2,696
Construction in progress	2,330	8,553

Property, plant and equipment, gross	125,145	122,423

Less: accumulated depreciation and amortization	(70,909)	(67,237)

Total property, plant and equipment, net	$54,236	$55,186

As of March 31, 2007 and September 30, 2006, EMCORE did not have any significant capital lease agreements.

NOTE 12.  Goodwill and Intangible Assets, net

The following table sets forth changes in the carrying value of goodwill by reportable segment:

(in thousands)	Fiber Optics	Photovoltaics	Total

Balance as of September 30, 2006	$20,063	$20,384	$40,447

Acquisition – earn-out payments	13	-	13

Balance as of March 31, 2007	$20,076	$20,384	$40,460

The following table sets forth changes in the carrying value of intangible assets by reportable segment:

(in thousands)	As of March 31, 2007			As of September 30, 2006
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics:
Patents	$705	$(281)	$424	$579	$(218)	$361
Ortel acquired IP	3,274	(2,676)	598	3,274	(2,394)	880
JDSU acquired IP	1,040	(413)	627	1,040	(314)	726
Alvesta acquired IP	193	(167)	26	193	(148)	45
Molex acquired IP	558	(391)	167	558	(335)	223
Phasebridge acquired IP	603	(355)	248	603	(244)	359
Force acquired IP	1,075	(374)	701	1,075	(227)	848
K2 acquired IP	583	(197)	386	583	(126)	457
Subtotal	8,031	(4,854)	3,177	7,905	(4,006)	3,899

Photovoltaics:
Patents	504	(205)	299	382	(162)	220
Tecstar acquired IP	1,900	(1,900)	-	1,900	(1,726)	174
Subtotal	2,404	(2,105)	299	2,282	(1,888)	394

Total	$10,435	$(6,959)	$3,476	$10,187	$(5,894)	$4,293

Based on the carrying amount of the intangible assets, and assuming no future impairment of the underlying assets, the estimated future amortization expense is as follows:
(in thousands)

Period ending:
Six-month period ended September 30, 2007	$624
Year ended September 30, 2008	1,071
Year ended September 30, 2009	765
Year ended September 30, 2010	653
Year ended September 30, 2011	191
Thereafter	172
Total future amortization expense	$3,476

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

NOTE 13.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of March 31, 2007	As of September 30, 2006
Compensation-related	$6,476	$6,973
Interest	1,830	1,830
Warranty	1,043	1,074
Professional fees	3,172	2,529
Royalty	474	535
Self insurance	722	784
Deferred revenue and customer deposits	475	324
Tax-related	3,755	4,418
Litigation-related	700	700
Other	3,121	2,915

Total accrued expenses and other current liabilities	$21,768	$22,082

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

In November 2005, EMCORE exchanged $14.4 million aggregate principal amount of the 2006 Notes for $16.6 million aggregate principal amount of newly issued Convertible Senior Subordinated Notes due May 15, 2011 (“New 2011 Notes”) pursuant to an Exchange Agreement (“Agreement”) with Alexandra Global Master Fund Ltd. (“Alexandra”).  The terms of the New 2011 Notes are identical in all material respects to the 2011 Notes.  The New 2011 Notes are ranked pari passu with the existing 2011 Notes.  The New 2011 Notes will be convertible at any time prior to maturity, unless previously redeemed or repurchased by EMCORE, into the shares of EMCORE common stock, no par value, at the conversion rate of 124.0695 shares of common stock per $1,000 principal amount.  The effective conversion rate was $8.06 per share of common stock, subject to adjustment under customary anti-dilutive provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share.  As a result of this transaction, EMCORE recognized approximately $1.1 million in the first quarter of fiscal 2006. EMCORE will also incur an additional expense of approximately $1.1 million over the life of the subordinated notes issued to Alexandra, which will be charged as interest expense. Furthermore, the 2006 Notes exchanged by Alexandra represented approximately 91.4% of the $15.8 million total amount of existing 2006 Notes outstanding at the time of the transaction.  EMCORE paid the remaining $1.4 million of 2006 Notes on the May 15, 2006 maturity date.  See Note 19 - Subsequent Events for recent modifications to the convertible subordinated notes and April 2007 note settlement.

For the three months ended March 31, 2007 and 2006, interest expense relating to the notes approximated $1.3 million and $1.4 million, respectively, and $2.5 million and $2.7 million, respectively, for the six months ended March 31, 2007 and 2006, respectively.

The $2.3 million of costs incurred in connection with the issuance of the 2006 Notes, 2011 Notes and the New 2011 Notes were capitalized and are being amortized to SG&A expense on a straight-line basis for over the remaining life of the notes which approximates the charge using the implied interest method.  Issuance costs related to the notes, net of amortization, was $1.2 million and $1.1 million as of March 31, 2007 and September 30, 2006, respectively. The unamortized portions of the issuance costs are included in  “Prepaid expenses and other assets” on the condensed consolidated balance sheets.

NOTE 15. Employee Benefit Plans

EMCORE has a Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions are made in EMCORE's common stock. For the three and six months ended March 31, 2007, EMCORE contributed approximately $0.3 million and $0.5 million, respectively, in common stock to the Savings Plan, compared to $0.3 million and $0.4 million for the three and six months ended March 31, 2006, respectively.

NOTE 16.  Commitments and Contingencies

EMCORE leases certain land, facilities, and equipment under non-cancelable operating leases. The leases provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense. Net facility and equipment rent expense under such leases amounted to approximately $0.4 million and $0.6 million for the three months ended March 31, 2007 and 2006 respectively, and $0.8 million and $1.1 million for the six months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, EMCORE had six standby letters of credit issued totaling approximately $1.2 million.

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

The following table sets forth the revenue and percentage of total revenue attributable to each of EMCORE's operating segments.

(in thousands) Segment Revenue	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$26,237	66%	$25,852	72%
Photovoltaics	13,601	34	10,263	28
Total revenue	$39,838	100%	$36,115	100%

(in thousands) Segment Revenue	Six Months Ended March 31, 2007		Six Months Ended March 31, 2006
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$51,559	66%	$50,857	71%
Photovoltaics	26,953	34	20,987	29
Total revenue	$78,512	100%	$71,844	100%

The following table sets forth EMCORE's consolidated revenue by geographic region.  Revenue was assigned to geographic regions based on the customers’ or contract manufacturers’ billing address.

(in thousands) Geographic Revenue	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$28,762	72%	$29,525	82%
Asia and South America	8,267	21	5,437	15
Europe	2,809	7	1,153	3
Total revenue	$39,838	100%	$36,115	100%

(in thousands) Geographic Revenue	Six Months Ended March 31, 2007		Six Months Ended March 31, 2006
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$54,586	69%	$59,412	83%
Asia and South America	19,303	25	10,685	15
Europe	4,623	6	1,747	2
Total revenue	$78,512	100%	$71,844	100%

The following table sets forth operating losses attributable to each EMCORE operating segment:

(in thousands) Statement of Operations Data	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Operating loss by segment:
Fiber Optics	$(6,408)	$(3,096)	$(12,613)	$(6,026)
Photovoltaics	(2,251)	(1,188)	(6,247)	(2,868)
Corporate	(4,912)	(3,235)	(8,366)	(3,604)
Operating loss	(13,571)	(7,519)	(27,226)	(12,498)

Other (income) expenses:
Interest income	(1,169)	(246)	(2,820)	(576)
Interest expense	1,260	1,359	2,522	2,656
Loss from convertible subordinated notes exchange offer	-	-	-	1,078
Gain from insurance proceeds	(357)	-	(357)	-
Equity in net loss of unconsolidated affiliates	-	547	-	182
Total other expenses	(266)	1,660	(655)	3,340

Loss from continuing operations	$(13,305)	$(9,179)	$(26,571)	$(15,838)

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each operating segment are as follows:

(in thousands) Long-lived Assets	As of March 31, 2007	As of September 30, 2006

Fiber Optics	$54,165	$57,817
Photovoltaics	44,007	42,087
Corporate	-	22

Total	$98,172	$99,926

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

After comparing the most appropriate measurement dates to the measurement dates used by the Company in preparing its condensed consolidated financial statements, the Company determined that certain stock options were granted at an exercise price below the fair market value of the Company’s common stock on the most appropriate measurement date. As a result of this determination, the Company has restated the condensed consolidated financial statements for the three and six months ended March 31, 2006 included in this Form 10-Q to record additional stock-based compensation expense of $0.1 million and $0.4 million, respectively.  In addition, EMCORE’s quarterly financial information has been reclassified to reflect the sale of the Company’s EMD division as a discontinued operation.

The following tables present the effects of the restatement on the Company’s previously issued condensed consolidated financial statements for the three and six months ended March 31, 2006:

For the three months ended March 31, 2006 (in thousands, except per share data)
	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Revenue	$41,162	$(5,047)	$-	$36,115
Cost of revenue	32,473	(4,231)	6	28,248
Gross profit	8,689	(816)	(6)	7,867

Operating expenses:
Selling, general and administrative	11,001	(399)	50	10,652
Research and development	4,964	(240)	10	4,734
Total operating expenses	15,965	(639)	60	15,386
Operating loss	(7,276)	(177)	(66)	(7,519)

Other (income) expense:
Interest income	(246)	-	-	(246)
Interest expense	1,359	-	-	1,359
Equity in net loss of unconsolidated affiliates	547	-	-	547
Total other expenses	1,660	-	-	1,660
Loss from continuing operations	(8,936)	(177)	(66)	(9,179)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	-	177	(7)	170
Gain on disposal of discontinued operations, net of tax	2,012	-	-	2,012
Income (loss) from discontinued operations	2,012	177	(7)	2,182

Net loss	$(6,924)	$-	$(73)	$(6,997)

Per share data:
Basic and diluted per share data:
Loss from continuing operations	$(0.18)	$-	$-	$(0.18)
Income from discontinued operations	0.04	-	-	0.04
Net loss	$(0.14)	$-	$-	$(0.14)

Weighted-average number of shares outstanding used in basic and diluted per share calculations	49,410	-	-	49,410
___________
(1) See Note 7 "Discontinued Operations and Restructuring Charges" in Notes to the Condensed Consolidated Financial Statements.

For the six months ended March 31, 2006 (in thousands, except per share data)
	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Revenue	$81,053	$(9,209)	$-	$71,844
Cost of revenue	65,528	(7,981)	82	57,629
Gross profit	15,525	(1,228)	(82)	14,215

Operating expenses:
Selling, general and administrative	18,264	(746)	188	17,706
Research and development	9,398	(479)	88	9,007
Total operating expenses	27,662	(1,225)	276	26,713
Operating loss	(12,137)	(3)	(358)	(12,498)

Other (income) expense:
Interest income	(576)	-	-	(576)
Interest expense	2,656	-	-	2,656

Loss from convertible subordinated notes exchange Offer	1,078	-	-	1,078
Equity in net loss of unconsolidated affiliates	182	-	-	182
Total other expenses	3,340	-	-	3,340
Loss from continuing operations	(15,477)	(3)	(358)	(15,838)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	-	3	(47)	(44)
Gain on disposal of discontinued operations, net of tax	2,012	-	-	2,012
Income (loss) from discontinued operations	2,012	3	(47)	1,968

Net loss	$(13,465)	$-	$(405)	$(13,870)

Per share data:
Basic and diluted per share data:
Loss from continuing operations	$(0.32)	$-	$-	$(0.32)
Income from discontinued operations	0.04	-	-	0.04
Net loss	$(0.28)	$-	$-	$(0.28)

Weighted-average number of shares outstanding used in basic and diluted per share calculations	48,789	-	-	48,789
___________
(1) See Note 7 "Discontinued Operations and Restructuring Charges" in Notes to the Condensed Consolidated Financial Statements.

For the six months ended March 31, 2006 (in thousands)
	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(13,465)	$-	$(405)	$(13,870)

Adjustments to reconcile net loss to net cash used for operating activities:
Gain on disposal of discontinued operations	(2,012)	-	-	(2,012)
Loss from discontinued operations	-	-	44	44
Stock-based compensation expense	2,062	(112)	361	2,311
Depreciation and amortization expense	6,810	(449)	-	6,361
Accretion of loss from convertible subordinated notes exchange offer	67	-	-	67
Loss from convertible subordinated notes exchange offer	1,078	-	-	1,078
Provision for doubtful accounts	4	9	-	13
Equity in net income of unconsolidated affiliates	182	-	-	182
Compensatory stock issuances	369	-	-	369
Forgiveness of shareholders’ note receivable	2,613	-	-	2,613
Reduction of note receivable due for services received	260	-	-	260
Total non-cash adjustments	11,433	(552)	405	11,286

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,401)	447	-	(954)
Related party receivables	157	-	-	157
Inventory	(3,157)	1,024	-	(2,133)
Prepaid and other current assets	532	(7)	-	525
Other assets	(461)	142	-	(319)
Accounts payable	(210)	339	-	129
Accrued expenses and other current liabilities	(4,177)	(434)	-	(4,611)
Total change in operating assets and liabilities	(8,717)	1,511	-	(7,206)

Net cash used for operating activities of continuing operations	2,716	959	405	4,080
Net cash used for operating activities of discontinued operations	-	(959)	-	(959)

Net cash used for operating activities	(10,749)	-	-	(10,749)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,755)	1,552	-	(1,203)
Proceeds from (investment in) K2 Optronics	500	-	-	500
Cash purchase of businesses, net of cash acquired	610	-	-	610
Funding of restricted cash	(98)	-	-	(98)
Purchase of marketable securities	(350)	-	-	(350)
Sale of marketable securities	10,850	-	-	10,850
Investing activities of discontinued operations	-	(1,552)	-	(1,552)
Net cash provided by investing activities	$8,757	$-	$-	$8,757
___________
(1) See Note 7 "Discontinued Operations and Restructuring Charges" in Notes to the Condensed Consolidated Financial Statements.

(Continued from previous page)	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated

Cash flows from financing activities:
Payments on capital lease obligations	(82)	-	-	(82)
Proceeds from exercise of stock options	5,385	-	-	5,385
Proceeds from employee stock purchase plan	326	-	-	326
Convertible debt/equity issuance costs	(114)	-	-	(114)
Net cash provided by financing activities	5,515	-	-	5,515

Net decrease in cash and cash equivalents	3,523	-	-	3,523
Cash and cash equivalents at beginning of period	19,525	-	-	19,525

Cash and cash equivalents at end of period	$23,048	$-	$-	$23,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$2,580	$-	$-	$2,580

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of property and equipment under capital leases	$126	$-	$-	$126
Issuance of common stock in conjunction with an acquisition	$6,460	$-	$-	$6,460
Manufacturing equipment received in lieu of earn-out proceeds from disposition of discontinued operations	$2,012	$-	$-	$2,012
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

The Consents also provided the Company with the option to repurchase an aggregate of $11.4 million of the outstanding principal amount of the Notes held by the Consenting Holders at a purchase price equal to $1,000 per $1,000 principal amount of the Notes purchased, plus accrued and unpaid interest, if any, to but excluding the date of purchase. The Company exercised this option and repurchased $11.4 million of its outstanding notes on April 13, 2007.  Accordingly, the Company classified the $11.4 million principal repayment as a current liability as of March 31, 2007 and September 30, 2006.

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

To address this issue with affected former employees under the 2000 Plan, EMCORE’s Board of Directors agreed in April 2007 to approve an option grant “modification” for these individuals by extending the normal 90-day exercise period after termination date to a date after which EMCORE becomes compliant with its SEC filings and the registration of the option shares is once again effective.  The Company is preparing a plan of communication with its terminated employees relating to the tolling arrangement, which is expected to be finalized as soon as reasonably practicable.  We will account for the April 2007 modification of stock options as additional compensation expense in accordance with SFAS 123(R).

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

 Financial Statement Restatements

This Quarterly Report on Form 10-Q for the period ended March 31, 2007, reflects a restatement for additional stock-based compensation expense, under the appropriate accounting treatment for stock options, for the three and six months periods ended March 31, 2006.  This Quarterly Report also reflects the reclassification of the results of operations of EMCORE’s Electronic Materials & Device (“EMD”) division to discontinued operations (see Note 7, Discontinued Operations and Restructuring Charges, of the Notes to Condensed Consolidated Financial Statements).  We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q.

Business Overview

EMCORE Corporation (the “Company”, “we”, or “EMCORE”) is a leading provider of compound semiconductor-based components and subsystems for the broadband, fiber optic, satellite and terrestrial solar power markets.  We have two operating segments: Fiber Optics and Photovoltaics.  EMCORE's Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  EMCORE's Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, EMCORE offers high-efficiency compound semiconductor-based gallium arsenide (“GaAs”) solar cells, covered interconnect cells (CICs) and fully integrated solar panels.  For terrestrial applications, EMCORE offers its high-efficiency GaAs solar cells for use in solar power concentrator systems.  For specific information about our company, our products or the markets we serve, please visit our website at http://www.emcore.com.  We were established in 1984 as a New Jersey corporation.

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

Results of Operations

The following table sets forth the consolidated statements of operations data of EMCORE expressed as a percentage of total revenue for the three and six months ended March 31, 2007 and 2006.

Statement of Operations Data	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	82.1	78.2	83.9	80.2
Gross profit	17.9	21.8	16.1	19.8

Operating expenses:
Selling, general and administrative	33.0	29.5	32.7	24.6
Research and development	19.0	13.1	18.1	12.5
Total operating expenses	52.0	42.6	50.8	37.1

Operating loss	(34.1)	(20.8)	(34.7)	(17.3)

Other (income) expense:
Interest income	(2.9)	(0.7)	(3.6)	(0.8)
Interest expense	3.1	3.8	3.2	3.7
Loss from convertible subordinated notes exchange offer	-	-	-	1.5
Gain from insurance proceeds	(0.9)	-	(0.5)	-
Equity in net loss of unconsolidated affiliates	-	1.5	-	0.3
Total other (income) expense	(0.7)	4.6	(0.9)	4.7

Loss from continuing operations	(33.4)	(25.4)	(33.8)	(22.0)

Discontinued operations:
Income (loss) from discontinued operations	-	0.4	-	-
Gain on disposal of discontinued operations	-	5.6	-	2.7
Income from discontinued operations	-	6.0	-	2.7

Net loss	(33.4)%	(19.4)%	(33.8)%	(19.3)%

Comparison of three and six months ended March 31, 2007 and 2006

Consolidated Revenue

For the three months ended March 31, 2007, EMCORE’s consolidated revenue increased $3.7 million or 10% to $39.8 million from $36.1 million, as reported in the prior year. For the three months ended March 31, 2007, international sales increased $4.5 million or 68%, when compared to the prior year. For the three months ended March 31, 2007, revenue from government contracts increased $3.2 million or 119% to $5.9 million from $2.7 million, as reported in the prior year.

For the six months ended March 31, 2007, EMCORE’s consolidated revenue increased $6.7 million or 9% to $78.5 million from $71.8 million, as reported in the prior year.  For the six months ended March 31, 2007, international sales increased $11.5 million or 93%, when compared to the prior year.  For the six months ended March 31, 2007, revenue from government contracts increased $3.0 million or 49% to $9.1 million from $6.1 million, as reported in the prior year.

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

For the three months ended March 31, 2007, EMCORE’s fiber optic revenues increased $0.3 million or 1% to $26.2 million from $25.9 million, as reported in the prior year. For the six months ended March 31, 2007, EMCORE’s fiber optic revenues increased $0.7 million or 1% to $51.6 million from $50.9 million, as reported in the prior year. Lower digital fiber-optic module and component sales due to customer inventory management were offset by increased sales volume of CATV, SATCOM, TELECOM and FTTP components.  The communications industry in which we participate continues to be dynamic. The driving factor is the competitive environment that exists between cable operators, telephone companies, and satellite and wireless service providers. Each are rapidly investing capital to deploy a converging multi-service network capable of delivering “triple play services”, i.e. digitalized video, voice and data content, bundled as a service provided by a single communication provider. As a market leader in RF transmission over fiber products for the CATV industry, EMCORE enables cable companies to offer multiple forms of communications to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other new services (such as HDTV and VOIP). Television is also undergoing a major transformation, as the U.S. Government requires television stations to broadcast exclusively in digital format, abandoning the analog format used for decades. Although the transition date for digital transmissions is not expected for several years, the build-out of these television networks has already begun. To support the telephone companies plan to offer competing video, voice and data services through the deployment of new fiber-based systems, EMCORE has developed and maintains customer qualified FTTP components and subsystem products. Our CATV and FTTP products include broadcast analog and digital fiber optic transmitters, quadrature amplitude modulation (QAM) transmitters, video receivers, and passive optical network (PON) transceivers. Fiber optics revenue represented 66% and 72% of EMCORE's total revenues for the three months ended March 31, 2007 and 2006, respectively.  Fiber optics revenue represented 66% and 71% of EMCORE's total revenues for the six months ended March 31, 2007 and 2006, respectively.

Photovoltaics

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

For the three months ended March 31, 2007, EMCORE’s photovoltaic revenues increased $3.3 million or 32% to $13.6 million from $10.3 million, as reported in the prior year. Increased sales volume of solar cells, solar panels, and service revenue from government research contracts were the reason for the significant increase in quarter over quarter revenues. Government contract revenues for photovoltaics products were $5.7 million and $2.2 million for the three months ended March 31, 2007 and 2006, respectively.  Photovoltaics revenue represented 34% and 28% of EMCORE's total revenues for the three months ended March 31, 2007 and 2006, respectively.

For the six months ended March 31, 2007, EMCORE’s photovoltaic revenues increased $6.0 million or 29% to $27.0 million from $21.0 million, as reported in the prior year. Increased sales volume of solar cells, solar panels, and service revenue from government research contracts were the reason for the significant increase in quarter over quarter revenues. Government contract revenues for Photovoltaics products were $8.6 million and $5.6 million for the six months ended March 31, 2007 and 2006, respectively.  Photovoltaics revenue represented 34% and 29% of EMCORE's total revenues for the six months ended March 31, 2007, respectively.

We see additional areas for growth resulting from the joint venture between the ISRO and EADS Astrium for the manufacture of GEO communication satellites. EMCORE is a leading supplier of solar cell products to ISRO, and we anticipate increased activity with that customer. Government and military procurement remains steady, and we have succeeded in gaining market share in that area.  We have recently been awarded solar panel government contracts for military and science missions, and this represents an expansion of our customer base.

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

Gross Profit

For the three months ended March 31, 2007, gross profit decreased $0.8 million or 10% to $7.1 million from $7.9 million, as reported in the prior year. Compared to the prior year, gross margins decreased to 18% from 22%. On a segment basis, margins for Fiber Optics decreased from 25% to 16% due to unabsorbed fixed overhead from reduced customer demand of 10Gb/s Ethernet transceivers and chip level products.  Margins for the Photovoltaics segment increased from 14% to 21%, due to favorable product mix and improved operational efficiency, when compared to the prior year.

For the six months ended March 31, 2007, gross profit decreased $1.6 million or 11% to $12.6 million from $14.2 million, as reported in the prior year.  Compared to the prior year, gross margins decreased to 16% from 20%.  On a segment basis, margins for Fiber Optics decreased from 24% to 17% due to unabsorbed fixed overhead from reduced customer demand of 10Gb/s Ethernet transceivers and chip level products.  Margins for the Photovoltaics segment increased to 14% from 11% due to favorable product mix and improved operational efficiency, when compared to the prior year.

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

On October 1, 2005, EMCORE adopted SFAS 123(R) and incurred stock-based compensation expense as more fully described in Note 3 – Equity to EMCORE’s condensed consolidated financial statements.  Gross profit included the effect of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) of  $0.3 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively, and $0.7 million and $0.4 million for the six months ended March 31, 2007 and 2006, respectively.

Operating Expenses

Selling, General and Administrative. For the three months ended March 31, 2007, SG&A expenses increased $2.4 million or 22% to $13.1 million from $10.7 million, as reported in the prior year.  Consistent with prior years, SG&A expense includes corporate overhead expenses.  As a percentage of revenue, SG&A increased from 30% to 33%. For the six months ended March 31, 2007, SG&A expenses increased $8.0 million or 45% to $25.7 million from $17.7 million, as reported in the prior year. As a percentage of revenue, SG&A increased from 25% to 33%. The increase in SG&A expenses is primarily due to:

•	acquisitions of Phasebridge Inc., Force Inc., and K2 Optronics, Inc.;
•
stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) totaling $0.6 million and $2.2 million for the three and six months ended March 31, 2007, respectively compared to $0.7 million and $1.3 million for the three and six months ended March 31, 2006, respectively;

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

For the three months ended March 31, 2007, R&D expenses increased $2.9 million or 62% to $7.6 million from $4.7 million, as reported in the prior year.  The increase in R&D is significantly due to $2.2 million of expense related to the Company’s new terrestrial solar power division. In the Photovoltaics market, EMCORE has developed a high efficiency solar cell product for terrestrial applications. During the three months ended March 31, 2007 and 2006, R&D included stock-based compensation expense of $0.4 million and $0.2 million, respectively. As a percentage of revenue, R&D increased from 13% to 19%.  For the six months ended March 31, 2007, R&D expenses increased $5.2 million or 58% to $14.2 million from $9.0 million, as reported in the prior year.  The increase in R&D is significantly due to $3.9 million of expense related to the Company’s new terrestrial solar power division. In the Photovoltaics market, EMCORE has developed a high efficiency solar cell product for terrestrial applications. During the six months ended March 31, 2007 and 2006, R&D included stock-based compensation expense of $0.8 million and $0.6 million, respectively. As a percentage of revenue, R&D increased from 13% to 18%.  We believe that recently completed R&D projects have the potential to greatly improve our competitive position and drive revenue growth in the next few years.

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

Other Income & Expenses

Interest Income.  EMCORE realized a significant increase in interest income for both the three and six months ended March 31, 2007 compared to the same periods in the prior year, due to an increase in cash, cash equivalents, and marketable securities, primarily as a result of the sale of EMCORE’s  49% membership interest in GELcore, LLC for $100.0 million to General Electric Corporation on August 31, 2006.

Loss from Convertible Subordinated Notes Exchange Offer. In November 2005, EMCORE exchanged $14.4 million aggregate principal amount of EMCORE’s 5% convertible subordinated notes due in May 2006 for $16.6 million aggregate principal amount of newly issued convertible senior subordinated notes due May 15, 2011. As a result of this transaction, EMCORE recognized approximately $1.1 million of expense in the first quarter of fiscal 2006 related to the early extinguishment of debt. EMCORE will also incur additional expense of approximately $1.1 million over the life of the subordinated notes, which will be charged to interest expense.  This charge will increase expense by approximately $50,000 per quarter through May 2011, the maturity date of the convertible subordinated notes.

Gain from Insurance Proceeds.  During the three months ended March 31, 2007, we recognized a gain of $0.4 million related to insurance proceeds received.

Equity in Net Loss of Unconsolidated Affiliates.

•	GELcore. For the three and six months ended March 31, 2006, EMCORE recognized a loss of $0.4 million and income of $0.2 million, respectively, related to its previously-held investment in GELcore.

•
Velox.  For the three and six months ended March 31, 2006, EMCORE recognized a loss of $0.2 million and $0.3 million, respectively, related to Velox. During fiscal 2006, EMCORE reduced its voting percentage and relinquished its Velox Board seat, and its right to a Velox Board seat.  As a result of these modifications, EMCORE reported its investment in Velox under the cost method of accounting rather than the equity method of accounting. Under the cost method of accounting, the Velox investment is carried at cost and adjusted only for other-than-temporary declines in fair value, distribution of earnings and additional investments. As of March 31, 2007, EMCORE's net investment in Velox amounted to approximately $1.0 million.

Liquidity and Capital Resources

Working Capital

As of March 31, 2007 EMCORE had working capital of approximately $96.1 million compared to $129.7 million as of September 30, 2006. Cash, cash equivalents, and marketable securities at March 31, 2007 totaled $77.2 million, which reflects a net decrease of $46.7 million from September 30, 2006.  The decrease was a result of a $13.5 million cash investment in WorldWater and Solar Technologies Corporation (“WorldWater”), a $2.4 million semi-annual interest payment on the Company’s outstanding convertible subordinated notes and $2.7 million for capital equipment purchases. The remaining decrease was primarily due to payment of taxes associated with the income earned on the sale of the Company’s interest in the GELcore joint venture, payment of professional fees incurred associated with our review of historical stock option grants, legal costs associated with the Company’s patent infringement lawsuits against Optium Corporation and certain other increases in working capital requirements.

Cash Flow

Net Cash Used For Operations

For the six months ended March 31, 2007, net cash used for operations increased $21.4  million to $32.1 million from $10.7 million, as reported in the prior period.  For the six months ended March 31, 2007, significant changes in working capital include an increase in receivables of $9.3 million, an increase in inventory of $4.0 million and a net decrease in accounts payable and accrued expenses of $1.7 million. The majority of the fluctuation is due to recent business acquisitions. For the six months ended March 31, 2006, changes in working capital included an increase in receivables of $1.0 million, an increase in inventory of $2.1 million and a decrease in accounts payable and accrued expenses of $4.5 million.

Net Cash Provided by Investing Activities

For the six months ended March 31, 2007, net cash provided by investing activities increased by $27.6 million to $37.9 million from $8.8 million, as reported in the prior year. Investing cash flows during the six months ended March 31, 2007 and 2006 consisted primarily of:

•	Capital expenditures of $2.7 million and $1.2 million during the six months ended March 31, 2007 and 2006, respectively.

•
A $13.9 million investment in WorldWater, inclusive of $0.4 million of transaction costs, in return for an amount of convertible preferred stock and warrants of WorldWater, equivalent to an approximately 26.5% fully-diluted equity ownership in WorldWater.

•	Proceeds of $1.5 million from the quarterly promissory note related to the sale of the EMD division.

•	Net sales and purchases of marketable securities increased by $42.5 million from $10.5 million to $53.0 million.

Net Cash Provided By Financing Activities

For the six months ended March 31, 2007, net cash provided by financing activities decreased $5.1 million to $0.4 million from $5.5 million.

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

The Consents also provided the Company with the option to repurchase an aggregate of $11.4 million of the outstanding principal amount of the Notes held by the Consenting Holders at a purchase price equal to $1,000 per $1,000 principal amount of the Notes purchased, plus accrued and unpaid interest, if any, to but excluding the date of purchase. The Company exercised this option and repurchased $11.4 million of its outstanding notes on April 13, 2007.  Accordingly, the Company classified the $11.4 million principal repayment as a current liability as of March 31, 2007 and September 30, 2006.

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

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of the Company’s Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Chief Accounting Officer), which are required in accordance with Rule 13a-14 of the Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure control and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of the Company’s Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Chief Accounting Officer).

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

Due to these material weaknesses, management determined that the Company’s internal control over financial reporting was not effective as of September 30, 2006.  As of March 31, 2007, management determined that these material weaknesses still existed; however, the Company is continuing to implement significant changes and improvements in the Company’s internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses.

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

ITEM 1A. RISK FACTORS

Please see the Risk Factors set forth in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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