Form 10-Q
period 2007-06-30
EMCORE CORP
filed 2007-11-01
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2007

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

EMCORE Corporation
FORM 10-Q
For the Quarterly Period Ended June 30, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EMCORE CORPORATION
Condensed Consolidated Statements of Operations
For the three and nine months ended June 30, 2007 and 2006
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	(As restated) (1) 2006	2007	(As restated) (1) 2006

Revenue	$44,540	$36,323	$123,052	$108,167
Cost of revenue	34,772	28,778	100,652	86,407
Gross profit	9,768	7,545	22,400	21,760

Operating expenses:
Selling, general and administrative	15,516	7,886	41,197	25,592
Research and development	7,708	5,053	21,885	14,060
Total operating expenses	23,224	12,939	63,082	39,652

Operating loss	(13,456)	(5,394)	(40,682)	(17,892)

Other (income) expenses:
Interest income	(723)	(263)	(3,543)	(839)
Interest expense	1,254	1,331	3,776	3,987
Loss from convertible notes exchange offer	-	-	-	1,078
Loss from early redemption of convertible subordinated notes	561	-	561	-
Gain from insurance proceeds	-	-	(357)	-
Equity in net loss of unconsolidated affiliates	-	129	-	311
Foreign exchange gain	(12)	-	(12)	-
Total other expenses	1,080	1,197	425	4,537

Loss from continuing operations	(14,536)	(6,591)	(41,107)	(22,429)

Discontinued operations:
Income from discontinued operations	-	384	-	340
Gain on disposal of discontinued operations, net of tax	-	-	-	2,012
Income from discontinued operations	-	384	-	2,352

Net loss	$(14,536)	$(6,207)	$(41,107)	$(20,077)

Per share data:
Basic and diluted per share data:
Loss from continuing operations	$(0.28)	$(0.13)	$(0.81)	$(0.45)
Income from discontinued operations	-	0.01	-	0.05

Net loss	$(0.28)	$(0.12)	$(0.81)	$(0.40)

Weighted-average number of basic and diluted shares outstanding	51,043	50,430	50,974	49,336
___________________
 (1) See Note 18 “Restatement of the Condensed Consolidated Financial Statements” in Notes to the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of June 30, 2007 and September 30, 2006
(in thousands)
(unaudited)

	As of June 30, 2007	As of September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$15,361	$22,592
Restricted cash	1,158	738
Marketable securities	32,975	101,375
Accounts receivable, net	41,484	27,387
Receivables, related parties	332	453
Notes receivable	750	3,000
Inventory, net	28,517	23,252
Prepaid expenses and other current assets	3,876	4,518

Total current assets	124,453	183,315

Property, plant and equipment, net	55,081	55,186
Goodwill	40,846	40,447
Other intangible assets, net	5,628	4,293
Investments in unconsolidated affiliates	14,873	981
Long-term receivables, related parties	-	82
Other non-current assets, net	2,737	3,243

Total assets	$243,618	$287,547

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,047	$20,122
Accrued expenses and other current liabilities	23,046	22,082
Convertible subordinated notes, current portion	-	11,428

Total current liabilities	44,093	53,632

Convertible subordinated notes	84,951	84,516
Deferred taxes	71	-

Total liabilities	129,115	138,148

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 100,000 shares authorized, 51,191 shares issued and 51,032 outstanding at June 30, 2007; 50,962 shares issued and 50,803 shares outstanding at September 30, 2006	442,549	436,338
Accumulated deficit	(325,963)	(284,856)
Treasury stock, at cost; 159 shares	(2,083)	(2,083)

Total shareholders’ equity	114,503	149,399

Total liabilities and shareholders’ equity	$243,618	$287,547

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2007 and 2006
 (in thousands)
(unaudited)

	Nine Months Ended June 30,
	2007	(As restated) (1) 2006

Cash flows from operating activities:
Net loss	$(41,107)	(20,077)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on disposal of discontinued operations	-	(2,012)
Income from discontinued operations	-	(340)
Stock-based compensation expense	4,800	3,525
Depreciation and amortization expense	6,903	9,625
Loss on disposal of plant and equipment	16	-
Accretion of loss from convertible subordinated notes exchange offer	167	116
Loss from convertible subordinated notes exchange offer	-	1,078
Loss from early redemption of convertible subordinated notes	561	-
Provision for doubtful accounts	309	58
Equity in net loss of unconsolidated affiliates	-	311
Compensatory stock issuances	640	591
Forgiveness of shareholders’ notes receivable	82	2,613
Reduction of note receivable due for services received	391	390
Total non-cash adjustments	13,869	15,955
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(13,556)	(3,652)
Receivables, related parties	-	(49)
Inventory	(4,559)	(5,288)
Prepaid expenses and other current assets	3,527	357
Other assets	(3,540)	(778)
Accounts payable	687	4,025
Accrued expenses and other current liabilities	318	(8,211)
Total change in operating assets and liabilities	(17,123)	(13,596)

Net cash used for operating activities of continuing operations	(3,254)	2,359
Net cash used for operating activities of discontinued operations	-	(309)

Net cash used for operating activities	(44,361)	(18,027)

Cash flows from investing activities:
Purchase of plant and equipment	(4,810)	(2,547)
Proceeds from insurance recovery	362	-
Proceeds from K2 Optronics	-	500
Investment in unconsolidated affiliate	(13,892)	-
Proceeds from employee notes receivable	121	-
Proceeds from notes receivable	2,250	-
Purchase of business, net of cash acquired	(3,885)	610
Funding of restricted cash	(420)	(703)
Purchase of marketable securities	(22,900)	(350)
Sale of marketable securities	91,300	13,100
Investing activities of discontinued operations	-	(1,461)
Net cash provided by investing activities	48,126	9,149
______________________
(1) See Note 18 “Restatement of the Condensed Consolidated Financial Statements” in Notes to the Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2007 and 2006
 (in thousands)
(unaudited)

(Continued from previous page)	Nine Months Ended
	June 30,
	2007	(As restated) (1) 2006

Cash flows from financing activities:
Payments on capital lease obligations	$(44)	$(176)
Proceeds from exercise of stock options	274	6,023
Proceeds from employee stock purchase plan	202	1,108
Convertible debt/equity issuance costs	-	(114)
Principal payment on convertible debt obligation	(11,428)	(1,350)
Net cash (used for) provided by financing activities	(10,996)	5,491

Net decrease in cash and cash equivalents	(7,231)	(3,387)
Cash and cash equivalents, beginning of period	22,592	19,525
Cash and cash equivalents, end of period	$15,361	$16,138

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,836	$5,067
Cash paid for income taxes	$2,351	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of property and equipment under capital leases	$-	$126
Issuance of common stock in conjunction with acquisitions	$-	$6,460
Manufacturing equipment received in lieu of earn-out proceeds from disposition of discontinued operations	$-	$2,012
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

For the three and nine-month periods ended June 30, 2007, options representing 3,207,796 shares of common stock were excluded from the diluted earnings per share calculations. For the three and nine-month periods ended June 30, 2006, warrants representing 14,796 shares of common stock and options representing 5,575,292 shares of common stock were excluded from the diluted earnings per share calculations. These options and warrants, along with the Company’s convertible subordinated notes, were not included in the computation of diluted earnings per share in the periods as the Company incurred a net loss for the period and any effect would have been anti-dilutive.

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

Shortly after the Company sold both its New Jersey-based Electronic Materials and Device (“EMD”) division and its GELcore joint venture, we announced the relocation of our headquarters to Albuquerque, New Mexico.  Three officers of the Company decided against relocation and resigned.

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

NOTE 3.  Equity

Stock Options

EMCORE has stock option plans to provide long-term incentives to eligible employees, officers, and directors in the form of stock options.  Most of the stock options vest and become exercisable over four to five years and have ten year terms. EMCORE maintains two incentive stock option plans: the 2000 Stock Option Plan (“2000 Plan”), and the 1995 Incentive and Non-Statutory Stock Option Plan (“1995 Plan” and, together with the 2000 Plan, the “Option Plans”). The 1995 Plan authorizes the grant of options to purchase up to 2,744,118 shares of EMCORE's common stock. The 2000 Plan authorizes the grant of options to purchase up to 9,350,000 shares of EMCORE's common stock. As of June 30, 2007, no options were available for issuance under the 1995 Plan and 1,447,907 options were available for issuance under the 2000 Plan. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes the activity under the Option Plans:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2006	6,232,535	$5.49
Granted	926,400	5.07
Exercised	(86,484)	2.33
Expired	(13,970)	4.75
Forfeited	(285,000)	11.40
Cancelled	(846,209)	5.27

Outstanding as of June 30, 2007	5,927,272	$5.22	7.12

Expected to vest as of June 30, 2007	2,205,403	$5.67	8.50

Exercisable as of June 30, 2007	3,140,171	4.84	5.90

Non-vested as of June 30, 2007	2,787,101	5.66	8.50

As of June 30, 2007 there was $9.9 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Option Plans. This expense is expected to be recognized over an estimated weighted-average life of 3.1 years. The total intrinsic value of options exercised during the three and nine months ended June 30, 2007 was $0 million and $0.2 million, respectively, and $1.6 million and $7.4 million for the three and nine months ended June 30, 2006.  The aggregate intrinsic value of fully vested share options as of June 30, 2007 was $5.5 million.

On October 1, 2005, EMCORE adopted SFAS 123(R), Share-Based Payment (revised 2004), using the modified prospective application transition method, which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation expense is measured at grant date, based on the fair value of the award, over the requisite service period.

As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest. The effect of recording stock-based compensation expense during the three and nine month periods ended June 30, 2007 and 2006 was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Stock-based compensation expense by award type:
Employee stock options	$1,130	$1,199	$4,800	$3,256
Employee stock purchase plan	-	119	-	529
Total stock-based compensation expense	$1,130	$1,318	$4,800	$3,785

Net effect on net loss per basic and diluted share	$(0.02)	$(0.03)	$(0.09)	$(0.08)

Valuation Assumptions

EMCORE estimated the fair value of stock options using a Black-Scholes model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.  The weighted-average grant-date fair value of stock options granted during the three and nine months ended June 30, 2007 was $3.95 and $2.84, respectively, and $7.89 and $6.33 for the three and nine months ended June 30, 2006, respectively.

Black-Scholes Weighted-Average Assumptions	For the nine months ended June 30, 2007
Expected dividend yield	0%
Expected stock price volatility	94.7%
Risk-free interest rate	4.6%
Expected term (in years)	8.3
Estimated pre-vesting forfeitures	21.3%

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

Warrants

EMCORE does not have any outstanding warrants as of June 30, 2007.

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

	Number of Common Stock Shares Issued	Purchase Price per Common Stock Share
Amount of shares reserved for the ESPP	2,000,000

Number of shares issued in calendar years 2000 through 2003	(398,159)	$1.87 - $40.93
Number of shares issued in June 2004 for first half of calendar year 2004	(166,507)	$2.73
Number of shares issued in December 2004 for second half of calendar year 2004	(167,546)	$2.95
Number of shares issued in June 2005 for first half of calendar year 2005	(174,169)	$2.93
Number of shares issued in December 2005 for second half of calendar year 2005	(93,619)	$3.48
Number of shares issued in June 2006 for first half of calendar year 2006	(123,857)	$6.32

Remaining shares reserved for the ESPP as of June 30, 2007	876,143

Future Issuances

As of June 30, 2007, EMCORE has reserved a total of 20,437,979 shares of its common stock for future issuances as follows:

Number of Common Stock Shares Available
For exercise of outstanding common stock options	5,927,272
For conversion of subordinated notes	12,186,657
For future issuances to employees under the ESPP plan	876,143
For future common stock option awards	1,447,907

Total reserved	20,437,979

NOTE 4.  Sale of GELcore Investment

On August 31, 2006, EMCORE sold its 49% membership interest in GELcore, LLC for $100.0 million to General Electric Corporation, which prior to the transaction owned the remaining 51% membership interest in GELcore.  For the three months ended June 30, 2006, EMCORE recognized a loss of $0.1 million related to GELcore, which was recorded as a component of other income and expenses.

NOTE 5. Acquisitions

In April 2007, EMCORE acquired privately-held Opticomm Corporation of San Diego, California, including its fiber optic video, audio and data networking business, technologies, and intellectual property. EMCORE paid $4.0 million initial consideration, less $0.1 million cash received at acquisition, for all of the shares of Opticomm. EMCORE also agreed to an additional earn-out payment based on Opticomm’s 2007 revenues. Opticomm is one of the leading specialists in the field of fiber optic video, audio and data networking for the commercial, governmental and industrial sectors.

The purchase price allocation for the Opticomm acquisition has been prepared on a preliminary basis and is subject to change as new facts and circumstances emerge. We engaged a third-party valuation firm to complete a valuation of Opticomm's inventory, property and equipment and identifiable intangible assets. We will adjust the purchase price allocation to reflect the final values of inventory, property and equipment and other intangibles.  Intangibles that are identified in the third party valuation will be amortized over the identified life.  The preliminary purchase price was allocated as follows:

(in thousands) Opticomm Corporation Acquisition -Preliminary

Net purchase price	$3,885
Historical net assets acquired	(3,502)

Excess purchase price allocated to goodwill	$383

Historical net assets acquired in the acquisition were as follows:

Current assets	$850
Inventory	705
Fixed assets	81
Intangible assets	2,504
Current liabilities	(567)
Deferred tax liability	(71)

Historical net assets acquired	$3,502

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

NOTE 6.  Marketable Securities

Investments in securities with remaining maturities in excess of three months, which are held for purposes of funding our current operations are classified as available for sale and reported as short-term marketable securities in the condensed consolidated balance sheets.  The investments consist primarily of auction rate securities, which have interest rates that reset generally every 7 to 35 days.  There were no unrealized holding gains or losses on the marketable securities as of June 30, 2007 and September 30, 2006 and the fair value of these securities was $33.0 million and $101.4 million at June 30, 2007 and September 30, 2006, respectively.

NOTE 7.  Discontinued Operations and Restructuring Charges

Discontinued Operations

On August 18, 2006, EMCORE completed the sale of the assets of its Electronic Materials & Device (“EMD”) division, including inventory, fixed assets, and intellectual property, pursuant to an Asset Purchase Agreement, dated July 19, 2006 (“Purchase Agreement:), between EMCORE, IQE, plc, a public limited company organized under the laws of the United Kingdom, and IQE RF, LLC, a New Jersey limited liability company and a wholly owned subsidiary of IQE.  Under the terms of the Purchase Agreement, EMCORE sold the EMD division to IQE for $16.0 million, consisting of $13.0 million in cash and $3.0 million in the form of a secured promissory note of IQE, guaranteed by IQE's affiliates. The note was completely repaid in fiscal 2007, via four quarterly installments at an annual interest rate of 7.5%.  In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, EMCORE’s financial statements have been reclassified to reflect the EMD division as a discontinued operation for all prior periods presented.  EMD revenues from operations for the three and nine months ended June 30, 2006 were $5.6 million and $14.8 million, respectively.  For each of the three and nine months ended June 30, 2006 income from operations related to EMD was $0.4 million.

In November 2003, EMCORE sold its TurboDisc capital equipment business in an asset sale to a subsidiary of Veeco Instruments Inc. (“Veeco”). In March 2006, EMCORE received manufacturing equipment valued at $2.0 million as a final earn-out payment from Veeco in connection with Veeco’s second year of net sales of TurboDisc products, which was recognized as a gain on disposal of discontinued operations for the nine months ended June 30, 2006.

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

(in thousands)	Amount Incurred in Three Month Period	Cumulative Amount Incurred to Date	Amount Expected in Future Periods	Total Amount Expected to be Incurred

One-time termination benefits	$1,220	$2,305	$1,133	$3,438
Contract termination Costs	72	367	272	639
Other associated costs	12	3,017	455	3,472
Total restructuring charges	$1,304	$5,689	$1,860	$7,549

 The following table sets forth changes in the accrual for restructuring charges:

(in thousands)
Balance at September 30, 2006	$256
Increase in liability due to restructuring of corporate headquarters	1,802
Increase in liability due to restructuring of fiber operating segment	434
Costs paid or otherwise settled	(375)

Balance at June 30, 2007	$2,117

NOTE 8. Investments

In April 2005, EMCORE divested product technology focused on gallium nitride (GaN)-based power electronic devices for the power device industry.  The divesture resulted in a new company, Velox Semiconductor Corporation (“Velox”) and EMCORE contributed intellectual property and equipment for a 19.2% ownership stake in Velox.  During fiscal 2006, EMCORE reduced its voting percentage and relinquished its Velox Board seat, and its right to a Velox Board seat.  As a result of these modifications, EMCORE reported its investment in Velox under the cost method of accounting for the three and nine months ended June 30, 2007. Previously, under the equity method of accounting, EMCORE recognized a loss of $0.3 million for the nine months ended June 30, 2006, which was recorded as a component of other income and expenses. Under the cost method of accounting, the Velox investment is carried at cost and adjusted only for other-than-temporary declines in fair value, distribution of earnings and additional investments. As of June 30, 2007, EMCORE's net investment in Velox amounted to approximately $1.0 million.

On November 29, 2006, EMCORE invested $13.5 million, and incurred $0.4 million in transaction costs, in WorldWater & Solar Technologies Corporation (“WorldWater”), a leader in solar electric engineering, water management solutions and solar energy installations and products. This investment represents EMCORE’s first tranche of its intended $18.0 million investment, in return for convertible preferred stock and warrants of WorldWater, equivalent to approximately 31% equity ownership in WorldWater, or approximately 26.5% on a fully-diluted basis.  In connection with the investment, EMCORE received two seats on WorldWater's Board of Directors.  EITF 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, provides guidance on whether an investor should apply the equity method of accounting to investments other than common stock.  In accordance with EITF 02-14, although the investment in WorldWater gives us the ability to exercise significant influence over the operating and financial policies of the investee, since the investment does not qualify as in-substance common stock the equity method of accounting is not appropriate.  In-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to the entity’s common stock.  The risk and reward characteristics of our investment are not substantially similar to WorldWater’s common stock because our investment’s liquidation preference is considered substantive. Therefore, we are accounting for the investment in WorldWater under the cost method of accounting and evaluating it for other-than-temporary impairment each reporting period.  As of June 30, 2007, our net investment in WorldWater amounted to approximately $13.9 million.

On April 9, 2007, EMCORE delivered a letter to WorldWater advising them that subject to the matters set forth therein, EMCORE would make additional investments in WorldWater. Subject to signing definitive agreements, EMCORE intends to (1) purchase 5,000,000 shares of WorldWater's common stock at $0.50 per share, with a five year warrant to purchase 1,250,000 shares of the WorldWater's common stock at $0.50, under the terms of a Confidential Private Placement Memorandum prepared by WorldWater and dated as of March 2007 and (2) complete the $4,500,000 Tranche B investment previously agreed to in the Investment Agreement, dated November 29, 2006 between EMCORE and WorldWater provided that the purchase of shares pursuant to the Tranche B Investment will occur at a purchase price of $0.40 per share and EMCORE will be entitled to 25% warrant coverage at $0.40 per share. The Investment Agreement was filed as an exhibit with EMCORE's Current Report on Form 8-K filed on December 5, 2006.  Subsequent to April 9, 2007, material changes were made to the terms of the proposed offering discussed in (1) above, and we elected not to participate.

NOTE 9.  Receivables

The components of accounts receivable consisted of the following:

(in thousands)	As of June 30, 2007	As of September 30, 2006

Accounts receivable	$37,142	$25,597
Accounts receivable – unbilled	5,045	2,342
Accounts receivable, gross	42,187	27,939
Allowance for doubtful accounts	(703)	(552)

Total accounts receivable, net	$41,484	$27,387

Receivables from related parties consisted of the following:

(in thousands)	As of June 30, 2007	As of September 30, 2006

Current assets:
Velox investment-related	$332	$332
Employee loans	-	121

Subtotal	332	453

Long-term assets:
Employee loans	-	82

Total receivables from related parties	$332	$535

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

NOTE 10.  Inventory, net

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor and manufacturing overhead costs. The components of inventory consisted of the following:

(in thousands)	As of June 30, 2007	As of September 30, 2006

Raw materials	$21,257	$14,990
Work-in-process	6,206	6,074
Finished goods	10,053	8,660
Inventory, gross	37,516	29,724

Less: reserves	(8,999)	(6,472)

Total inventory, net	$28,517	$23,252

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

NOTE 11.  Property, Plant, and Equipment, net

The components of property, plant, and equipment consisted of the following:

(in thousands)	As of June 30, 2007	As of September 30, 2006

Land	$1,502	$1,502
Building and improvements	40,268	40,035
Equipment	74,027	64,275
Furniture and fixtures	5,525	5,362
Leasehold improvements	2,664	2,696
Construction in progress	3,490	8,553

Property, plant and equipment	127,476	122,423

Less: accumulated depreciation and amortization	(72,395)	(67,237)

Total property, plant and equipment	$55,081	$55,186

As of June 30, 2007 and September 30, 2006, EMCORE did not have any significant capital lease agreements.

NOTE 12.  Goodwill and Intangible Assets, net

The following table sets forth changes in the carrying value of goodwill by reportable segment:

(in thousands)	Fiber Optics	Photovoltaics	Total

Balance as of September 30, 2006	$20,063	$20,384	$40,447
Acquisition – Opticomm Corporation	383		383
Acquisition – earn-out payments	16	-	16

Balance as of June 30, 2007	$20,462	$20,384	$40,846

The following table sets forth changes in the carrying value of intangible assets by reportable segment:

(in thousands)	As of June 30, 2007			As of September 30, 2006
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics:
Patents	$759	$(318)	$441	$579	$(218)	$361
Ortel acquired IP	3,274	(2,785)	489	3,274	(2,394)	880
JDSU acquired IP	1,040	(463)	577	1,040	(314)	726
Alvesta acquired IP	193	(177)	16	193	(148)	45
Molex acquired IP	558	(419)	139	558	(335)	223
Phasebridge acquired IP	603	(326)	277	603	(244)	359
Force acquired IP	1,075	(393)	682	1,075	(227)	848
K2 acquired IP	583	(223)	360	583	(126)	457
Opticomm	2,504	(148)	2,356	-	-	-
Subtotal	10,589	(5,252)	5,337	7,905	(4,006)	3,899

Photovoltaics:
Patents	522	(231)	291	382	(162)	220
Tecstar acquired IP	1,900	(1,900)	-	1,900	(1,726)	174
Subtotal	2,422	(2,131)	291	2,282	(1,888)	394

Total	$13,011	$(7,383)	$5,628	$10,187	$(5,894)	$4,293

Based on the carrying amount of the intangible assets, and assuming no future impairment of the underlying assets, the estimated future amortization expense is as follows:
(in thousands)

Period ending:
Three-month period ended September 30, 2007	$528
Year ended September 30, 2008	1,667
Year ended September 30, 2009	1,232
Year ended September 30, 2010	1,120
Year ended September 30, 2011	658
Thereafter	423
Total future amortization expense	$5,628

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

NOTE 13.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of June 30, 2007	As of September 30, 2006
Compensation-related	$8,313	$6,973
Interest	600	1,830
Warranty	1,128	1,074
Professional fees	3,674	2,529
Royalty	597	535
Self insurance	776	784
Deferred revenue and customer deposits	883	324
Tax-related	3,704	4,418
Litigation-related	700	700
Other	2,671	2,915

Total accrued expenses and other current liabilities	$23,046	$22,082

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

In November 2005, EMCORE exchanged $14.4 million aggregate principal amount of the 2006 Notes for $16.6 million aggregate principal amount of newly issued Convertible Senior Subordinated Notes due May 15, 2011 (“New 2011 Notes”) pursuant to an Exchange Agreement (“Agreement”) with Alexandra Global Master Fund Ltd. (“Alexandra”).  The terms of the New 2011 Notes are identical in all material respects to the 2011 Notes.  The New 2011 Notes are ranked pari passu with the existing 2011 Notes.  The New 2011 Notes will be convertible at any time prior to maturity, unless previously redeemed or repurchased by EMCORE, into the shares of EMCORE common stock, no par value, at the conversion rate of 124.0695 shares of common stock per $1,000 principal amount.  The effective conversion rate was $8.06 per share of common stock, subject to adjustment under customary anti-dilutive provisions. They also are redeemable should EMCORE's common stock price reach $12.09 per share.  As a result of this transaction, EMCORE recognized approximately $1.1 million of expense in the first quarter of fiscal 2006. EMCORE will also incur an additional expense of approximately $1.1 million over the life of the subordinated notes issued to Alexandra, which will be charged as interest expense. Furthermore, the 2006 Notes exchanged by Alexandra represented approximately 91.4% of the $15.8 million total amount of existing 2006 Notes outstanding at the time of the transaction.  EMCORE paid the remaining $1.4 million of 2006 Notes on the May 15, 2006 maturity date.

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

For the three months ended June 30, 2007 and 2006, interest expense relating to the notes approximated $1.3 million and $1.3 million, respectively, and $3.8 million and $4.0 million, for the nine months ended June 30, 2007 and 2006, respectively.  The $2.3 million of costs incurred in connection with the issuance of the 2006 Notes, 2011 Notes and the New 2011 Notes were capitalized and are being amortized to interest expense on a straight-line basis for over the remaining life of the notes which approximates the charge using the implied interest method.  Issuance costs related to the notes, net of amortization, was $1.4 million and $1.1 million as of June 30, 2007 and September 30, 2006, respectively. The unamortized portions of the issuance costs are included in “Prepaid expenses and other assets” on the condensed consolidated balance sheets.

NOTE 15.  Employee Benefit Plans

EMCORE has a Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions are made in EMCORE's common stock. For the three and nine months ended June 30, 2007, EMCORE contributed approximately $0.2 million and $0.7 million, respectively, in common stock to the Savings Plan, compared to $0.2 million and $0.6 million for the three and nine months ended June 30, 2006, respectively.

NOTE 16.  Commitments and Contingencies

EMCORE leases certain land, facilities, and equipment under non-cancelable operating leases. The leases provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense. Net facility and equipment rent expense under such leases amounted to approximately $0.5 million and $0.6 million for the three months ended June 30, 2007 and 2006 respectively, and $1.2 million and $1.7 million for the nine months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, EMCORE had six standby letters of credit issued totaling approximately $1.2 million.

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

The following table sets forth the revenue and percentage of total revenue attributable to each of EMCORE's operating.

(in thousands) Segment Revenue	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$27,611	62%	$25,968	71%
Photovoltaics	16,929	38	10,355	29
Total revenue	$44,540	100%	$36,323	100%

(in thousands) Segment Revenue	Nine Months Ended June 30, 2007		Nine Months Ended June 30, 2006
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$79,170	64%	$76,825	71%
Photovoltaics	43,882	36	31,342	29
Total revenue	$123,052	100%	$108,167	100%

The following table sets forth EMCORE's consolidated revenue by geographic region. Revenue was assigned to geographic regions based on the customers’ or contract manufacturers’ billing address.

(in thousands) Geographic Revenue	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$33,306	75%	$26,535	73%
Asia and South America	8,506	19	8,597	24
Europe	2,728	6	1,191	3
Total revenue	$44,450	100%	$36,323	100%

(in thousands) Geographic Revenue	Nine Months Ended June 30, 2007		Nine Months Ended June 30, 2006
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$87,892	71%	$85,947	79%
Asia and South America	27,809	23	19,282	18
Europe	7,351	6	2,938	3
Total revenue	$123,052	100%	$108,167	100%

The following table sets forth operating losses attributable to each EMCORE operating segment:

(in thousands) Statement of Operations Data	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Operating loss by segment:
Fiber Optics	$(5,053)	$(3,933)	$(17,666)	$(9,959)
Photovoltaics	(1,590)	(1,105)	(7,837)	(3,973)
Corporate	(6,813)	(356)	(15,179)	(3,960)
Operating loss	(13,456)	(5,394)	(40,682)	(17,892)

Other (income) expenses:
Interest income	(723)	(263)	(3,543)	(839)
Interest expense	1,254	1,331	3,776	3,987
Loss from convertible subordinated notes exchange offer	-	-	-	1,078
Loss from convertible subordinated notes redemption	561	-	561	-
Gain from insurance proceeds	-	-	(357)	-
Equity in net loss of unconsolidated affiliates	-	129	-	311
Foreign exchange gain	(12)	-	(12)	-
Total other expenses	1,080	1,197	425	4,537

Loss from continuing operations	$(14,536)	$(6,591)	$(41,107)	$(22,429)

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each operating segment are as follows:

(in thousands) Long-lived Assets	As of June 30, 2007	As of September 30, 2006

Fiber Optics	$56,876	$57,817
Photovoltaics	44,679	42,087
Corporate	-	22

Total	$101,555	$99,926

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

After comparing the most appropriate measurement dates to the measurement dates used by the Company in preparing its condensed consolidated financial statements, the Company determined that certain stock options were granted at an exercise price below the fair market value of the Company’s common stock on the most appropriate measurement date. As a result of this determination, the Company has restated the condensed consolidated financial statements for the three and nine months ended June 30, 2006 included in this Form 10-Q to record additional stock-based compensation expense of $0.3 million and $0.7 million, respectively.  In addition, EMCORE’s quarterly financial information has been reclassified to reflect the sale of the Company’s EMD division as a discontinued operation.

The following tables present the effects of the restatement on the Company’s previously issued condensed consolidated financial statements for the three and nine months ended June 30, 2006:

For the three months ended June 30, 2006 (in thousands, except per share data)
	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Revenue	$41,954	$(5,631)	$-	$36,323
Cost of revenue	33,336	(4,641)	83	28,778
Gross profit	8,618	(990)	(83)	7,545

Operating expenses:
Selling, general and administrative	8,182	(401)	105	7,886
Research and development	5,152	(179)	80	5,053
Total operating expenses	13,334	(580)	185	12,939
Operating loss	(4,716)	(410)	(268)	(5,394)

Other (income) expense:
Interest income	(263)	-	-	(263)
Interest expense	1,331	-	-	1,331
Equity in net loss of unconsolidated affiliates	129	-	-	129
Total other expenses	1,197	-	-	1,197
Loss from continuing operations	(5,913)	(410)	(268)	(6,591)

Discontinued operations:
Income (loss) from discontinued operations	-	410	(26)	384

Net loss	$(5,913)	$-	$(294)	$(6,207)

Per share data:
Basic and diluted per share data:
Loss from continuing operations	$(0.12)	$(0.01)	$-	$(0.13)
Income from discontinued operations	-	0.01	-	0.01
Net loss	$(0.12)	$-	$-	$(0.12)

Weighted-average number of shares outstanding used in basic and diluted per share calculations	50,430	-	-	50,430
____________
(1) See Note 7 "Discontinued Operations and Restructuring Charges" in Notes to the Condensed Consolidated Financial Statements.

For the nine months ended June 30, 2006
(in thousands, except per share data)
	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Revenue	$123,007	$(14,840)	$-	$108,167
Cost of revenue	98,864	(12,622)	165	86,407
Gross profit	24,143	(2,218)	(165)	21,760

Operating expenses:
Selling, general and administrative	26,446	(1,147)	293	25,592
Research and development	14,550	(658)	168	14,060
Total operating expenses	40,996	(1,805)	461	39,652
Operating loss	(16,853)	(413)	(626)	(17,892)

Other (income) expense:
Interest income	(839)	-	-	(839)
Interest expense	3,987	-	-	3,987
Loss from convertible suboridinated notes exchange offer	1,078	-	-	1,078
Equity in net loss of unconsolidated affiliates	311	-	-	311
Total other expenses	4,537	-	-	4,537
Loss from continuing operations	(21,390)	(413)	(626)	(22,429)

Discontinued operations:
Income (loss) from discontinued operations	-	413	(73)	340
Gain on disposal of discontinued operations, net of tax	2,012	-	-	2,012
Income (loss) from discontinued operations	2,012	413	(73)	2,352

Net loss	$(19,378)	$-	$(699)	$(20,077)

Per share data:
Basic and diluted per share data:
Loss from continuing operations	$(0.43)	$(0.01)	$(0.01)	$(0.45)
Income from discontinued operations	0.04	0.01	-	0.05
Net loss	$(0.39)	$-	$(0.01)	$(0.40)

Weighted-average number of shares outstanding used in basic and diluted per share calculations	49,336	-	-	49,336
____________
(1) See Note 7 "Discontinued Operations and Restructuring Charges" in Notes to the Condensed Consolidated Financial Statements.

For the nine months ended June 30, 2006 (in thousands)
	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(19,378)	$-	$(699)	$(20,077)

Adjustments to reconcile net loss to net cash used for operating activities:
Gain on disposal of discontinued operations	(2,012)	-	-	(2,012)
Income from discontinued operations	-	(412)	72	(340)
Stock-based compensation expense	3,086	(188)	627	3,525
Depreciation and amortization expense	10,297	(672)	-	9,625
Accretion of loss from convertible subordinated notes exchange offer	116	-	-	116
Loss from convertible subordinated notes exchange offer	1,078	-	-	1,078
Provision for doubtful accounts	56	2	-	58
Equity in net income of unconsolidated affiliates	311	-	-	311
Compensatory stock issuances	591	-	-	591
Forgiveness of shareholders’ notes receivable	2,613	-	-	2,613
Reduction of note receivable due for services received	390	-	-	390
Total non-cash adjustments	16,526	(1,270)	699	15,955

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,072)	420	-	(3,652)
Related party receivables	(49)	-	-	(49)
Inventory	(5,931)	643	-	(5,288)
Prepaid and other current assets	389	(32)	-	357
Other assets	(928)	150	-	(778)
Accounts payable	3,320	705	-	4,025
Accrued expenses and other current liabilities	(7,904)	(307)	-	(8,211)
Total change in operating assets and liabilities	(15,175)	1,579	-	(13,596)

Net cash used for operating activities of continuing operations	1,351	309	699	2,359
Net cash used for operating activities of discontinued operations	-	(309)	-	(309)

Net cash used for operating activities	(18,027)	-	-	(18,027)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,008)	1,461	-	(2,547)
Proceeds from (investment in) K2 Optronics	500	-	-	500
Cash purchase of businesses, net of cash acquired	610	-	-	610
Funding of restricted cash	(703)	-	-	(703)
Purchase of marketable securities	(350)	-	-	(350)
Sale of marketable securities	13,100	-	-	13,100
Investing activities of discontinued operations	-	(1,461)	-	(1,461)
Net cash provided by investing activities	$9,149	$-	$-	$9,149
____________
(1) See Note 7 "Discontinued Operations and Restructuring Charges" in Notes to the Condensed Consolidated Financial Statements.

(Continued from previous page)	As Previously Reported	EMD Discontinued Operations Adjustment (1)	Stock Compensation Expense Adjustment	As Restated

Cash flows from financing activities:
Payments on capital lease obligations	(176)	-	-	(176)
Proceeds from exercise of stock options	6,023	-	-	6,023
Proceeds from employee stock purchase plan	1,108	-	-	1,108
Convertible debt/equity issuance costs	(114)	-	-	(114)
Principal payment on convertible debt obligation	(1,350)			(1,350)
Net cash provided by financing activities	5,491	-	-	5,491

Net decrease in cash and cash equivalents	(3,387)	-	-	(3,387)
Cash and cash equivalents at beginning of period	19,525	-	-	19,525

Cash and cash equivalents at end of period	$16,138	$-	$-	$16,138

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$5,067	$-	$-	$5,067

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of property and equipment under capital leases	$126	$-	$-	$126
Issuance of common stock in conjunction with an acquisition	$6,460	$-	$-	$6,460
Net decrease in liabilities for purchase of plant and equipment	$670	$-	$-	$670
Manufacturing equipment received in lieu of earn-out proceeds from disposition of discontinued operations	$2,012	$-	$-	$2,012
____________
(1) See Note 7 "Discontinued Operations and Restructuring Charges" in Notes to the Condensed Consolidated Financial Statements.

NOTE 19.  Subsequent Event

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

 Financial Statement Restatements

This Quarterly Report on Form 10-Q for the period ended June 30, 2007, reflects a restatement for additional stock-based compensation expense, under the appropriate accounting treatment for stock options, for the three and nine months ended June 30, 2006.  This Quarterly Report also reflects the reclassification of the results of operations of EMCORE’s Electronic Materials & Device (“EMD”) division to discontinued operations (see Note 7, Discontinued Operations and Restructuring Charges, of the Notes to Condensed Consolidated Financial Statements).  We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q.

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

•
On November 8, 2005, EMCORE acquired the assets of Phasebridge, Inc., a privately-held company located in Pasadena, California. Founded in 2000, Phasebridge is known as an innovative provider of high performance, high value, miniaturized multi-chip system-in-package optical modules and subsystem solutions for a wide variety of markets, including fiber optic gyroscopes (FOG) for weapons & aerospace guidance, RF over fiber links for device remoting and optical networks, and emerging technologies such as optical RF frequency synthesis and processing and terahertz spectroscopy. In connection with the asset purchase, based on a closing price of $5.46, EMCORE issued 128,205 shares of EMCORE common stock, no par value, which was valued in the transaction at approximately $0.7 million.

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

Results of Operations

The following table sets forth the consolidated statements of operations data of EMCORE expressed as a percentage of total revenues for the three and nine months ended June 30, 2007 and 2006.

Statement of Operations Data	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	78.1	79.2	81.8	79.9
Gross profit	21.9	20.8	18.2	20.1

Operating expenses:
Selling, general and administrative	34.8	21.7	33.5	23.7
Research and development	17.3	13.9	17.8	13.0
Total operating expenses	52.1	35.6	51.3	36.7

Operating loss	(30.2)	(14.8)	(33.1)	(16.6)

Other (income) expense:
Interest income	(1.6)	(0.7)	(2.9)	(0.8)
Interest expense	2.8	3.7	3.1	3.7
Loss from convertible subordinated notes exchange offer	-	-	-	1.0
Loss from early redemption of convertible subordinated notes	1.2	-	0.4
Gain from insurance proceeds	-	-	(0.3)
Equity in net loss of unconsolidated affiliates	-	0.4	-	0.3
Foreign exchange gain	-	-	-	-
Total other expense	2.4	3.4	0.3	4.2

Loss from continuing operations	(32.6)	(18.2)	(33.4)	(20.8)

Discontinued operations:
Income from discontinued operations	-	1.1	-	0.3
Gain on disposal of discontinued operations	-	-	-	1.9
Income from discontinued operations	-	1.1	-	2.2

Net loss	(32.6)%	(17.1)%	(33.4)%	(18.6)%

Comparison of three and nine months ended June 30, 2007 and 2006

Consolidated Revenue

For the three months ended June 30, 2007, EMCORE’s consolidated revenue increased $8.2 million or 23% to $44.5 million from $36.3 million, as reported in the prior year. For the three months ended June 30, 2007, international sales increased $1.4 million or 14%, when compared to the prior year. For the three months ended June 30, 2007, revenue from government contracts increased $2.9 million or over 138% to $5.0 million from $2.1 million, as reported in the prior year.

For the nine months ended June 30, 2007, EMCORE’s consolidated revenue increased $14.9 million or 14% to $123.1 million from $108.2 million, as reported in the prior year.  For the nine months ended June 30, 2007, international sales increased $12.9 million or 58%, when compared to the prior year.  For the nine months ended June 30, 2007, revenue from government contracts increased $5.8 million or 70% to $14.1 million from $8.3 million, as reported in the prior year.

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

For the three months ended June 30, 2007, EMCORE’s fiber optic revenues increased $1.6 million or 6% to $27.6 million from $26.0 million, as reported in the prior year. For the nine months ended June 30, 2007, EMCORE’s fiber optic revenues increased $2.4 million or 3% to $79.2 million from $76.8 million, as reported in the prior year. Lower digital fiber-optic module and component sales due to customer inventory management were offset by increased sales volume of CATV, SATCOM, TELECOM and FTTP components.  The communications industry in which we participate continues to be dynamic. The driving factor is the competitive environment that exists between cable operators, telephone companies, and satellite and wireless service providers. Each are rapidly investing capital to deploy a converging multi-service network capable of delivering “triple play services”, i.e. digitalized video, voice and data content, bundled as a service provided by a single communication provider. As a market leader in RF transmission over fiber products for the CATV industry, EMCORE enables cable companies to offer multiple forms of communications to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other new services (such as HDTV and VOIP). Television is also undergoing a major transformation, as the U.S. Government requires television stations to broadcast exclusively in digital format, abandoning the analog format used for decades. Although the transition date for digital transmissions is not expected for several years, the build-out of these television networks has already begun. To support the telephone companies plan to offer competing video, voice and data services through the deployment of new fiber-based systems, EMCORE has developed and maintains customer qualified FTTP components and subsystem products. Our CATV and FTTP products include broadcast analog and digital fiber optic transmitters, quadrature amplitude modulation (QAM) transmitters, video receivers, and passive optical network (PON) transceivers. Fiber optics revenue represented 62% and 71% of EMCORE's total revenues for the three months ended June 30, 2007 and 2006, respectively.  Fiber optics revenue represented 64% and 71% of EMCORE's total revenues for the nine months ended June 30, 2007 and 2006, respectively.

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

For the three months ended June 30, 2007, EMCORE’s photovoltaic revenues increased $6.5 million or 63% to $16.9 million from $10.4 million, as reported in the prior year. Increased sales volume of solar cells, solar panels, and service revenue from government research contracts were the reason for the significant increase in quarter over quarter revenues. Government contract revenues for photovoltaics products were $4.7 million and $1.4 million for the three months ended June 30, 2007 and 2006, respectively.  Photovoltaics revenue represented 38% and 29% of EMCORE's total revenues for the three months ended June 30, 2007 and 2006, respectively.

For the nine months ended June 30, 2007, EMCORE’s photovoltaic revenues increased $12.6 million or 40% to $43.9 million from $31.3 million, as reported in the prior year. Increased sales volume of solar cells, solar panels, and service revenue from government research contracts were the reason for the significant increase in quarter over quarter revenues. Government contract revenues for Photovoltaics products were $13.3 million and $7.0 million for the nine months ended June 30, 2007 and 2006, respectively.  Photovoltaics revenue represented 36% and 29% of EMCORE's total revenues for the nine months ended June 30, 2007 and 2006, respectively.

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

Gross Profit

For the three months ended June 30, 2007, gross profit increased $2.3 million or 31% to $9.8 million from $7.5 million, as reported in the prior year. Compared to the prior year, gross margins increased slightly to 22% from 21%. On a segment basis, margins for Fiber Optics remained consistent at 22%.  Margins for the Photovoltaics segment increased from 19% to 22%, due to favorable product mix and improved operational efficiency, when compared to the prior year.

For the nine months ended June 30, 2007, gross profit increased $0.6 million or 3% to $22.4 million from $21.8 million, as reported in the prior year.  Compared to the prior year, gross margins decreased to 18% from 20%.  On a segment basis, margins for Fiber Optics decreased from 23% to 19% due to unabsorbed fixed overhead from reduced customer demand of 10Gb/s Ethernet transceivers and chip level products.  Margins for the Photovoltaics segment increased to 17% from 13% due to favorable product mix and improved operational efficiency, when compared to the prior year.

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

On October 1, 2005, EMCORE adopted SFAS 123(R) and incurred stock-based compensation expense as more fully described in Note 3 – Equity to EMCORE’s condensed consolidated financial statements.  Gross profit included the effect of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) of $0.3 million for each of the three months ended June 30, 2007 and 2006, respectively, and $1.0 million and $0.8 million for the nine months ended June 30, 2007 and 2006, respectively.

Operating Expenses

Selling, General and Administrative. For the three months ended June 30, 2007, SG&A expenses increased $7.6 million or 96% to $15.5 million from $7.9 million, as reported in the prior year.  Consistent with prior years, SG&A expense includes corporate overhead expenses.  As a percentage of revenue, SG&A increased from 22% to 35%. For the nine months ended June 30, 2007, SG&A expenses increased $15.6 million or 61% to $41.2 million from $25.6 million, as reported in the prior year. As a percentage of revenue, SG&A increased from 24% to 34%. The increase in SG&A expenses is primarily due to:

•	acquisition of Opticomm Corporation;
•
stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) totaling $0.5 million and $2.7 million for the three and nine months ended June 30, 2007, respectively, compared to $0.5 million and $1.8 million for the three and nine months ended June 30, 2006, respectively;

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

For the three months ended June 30, 2007, R&D expenses increased $2.6 million or 51% to $7.7 million from $5.1 million, as reported in the prior year.  The increase in R&D is significantly due to $1.7 million of expense related to the Company’s new terrestrial solar power division. In the Photovoltaics market, EMCORE has developed a high efficiency solar cell product for terrestrial applications. During each of the three months ended June 30, 2007 and 2006, R&D included stock-based compensation expense of $0.4 million. As a percentage of revenue, R&D increased from 14% to 17%.  For the nine months ended June 30, 2007, R&D expenses increased $7.8 million or 55% to $21.9 million from $14.1 million, as reported in the prior year.  The increase in R&D is significantly due to $5.7 million of expense related to the Company’s new terrestrial solar power division. In the Photovoltaics market, EMCORE has developed a high efficiency solar cell product for terrestrial applications. During the nine months ended June 30, 2007 and 2006, R&D included stock-based compensation expense of $1.1 million and $0.9 million, respectively. As a percentage of revenue, R&D increased from 13% to 18%.  We believe that recently completed R&D projects have the potential to greatly improve our competitive position and drive revenue growth in the next few years.

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

Other Income & Expenses

Interest Income.  EMCORE realized a significant increase in interest income for both the three and nine months ended June 30, 2007 compared to the same periods in the prior year, due to an increase in cash, cash equivalents, and marketable securities, primarily as a result of the sale of EMCORE’s 49% membership interest in GELcore, LLC for $100.0 million to General Electric Corporation on August 31, 2006.

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

Loss from Early Redemption of Convertible Subordinated Notes.  In April 2007, EMCORE redeemed $11.4 million aggregate principal amount of EMCORE’s 5% convertible subordinated notes due in May 2011. As a result of this transaction, EMCORE recognized a loss of approximately $0.6 million in the third quarter of fiscal 2007 related to the redemption of debt. EMCORE will also incur an additional loss of approximately $0.3 million over the life of the subordinated notes, which will be charged to interest expense.

Gain on Insurance Proceeds. During the three months ended March 31, 2007, we recognized a gain of $0.4 million related to insurance proceeds received.

Equity in Net Loss of Unconsolidated Affiliates.

o	GELcore. For the three months ended June 30, 2006, EMCORE recognized a loss of $0.1 million related to its previously-held investment in GELcore.

o
Velox.  For the nine months ended June 30, 2006, EMCORE recognized a loss of $0.3 million related to Velox. During fiscal 2006, EMCORE reduced its voting percentage and relinquished its Velox Board seat, and its right to a Velox Board seat.  As a result of these modifications, EMCORE reported its investment in Velox under the cost method of accounting rather than the equity method of accounting. Under the cost method of accounting, the Velox investment is carried at cost and adjusted only for other-than-temporary declines in fair value, distribution of earnings and additional investments. As of June 30, 2007, EMCORE's net investment in Velox amounted to approximately $1.0 million.

Liquidity and Capital Resources

Working Capital

As of June 30, 2007 EMCORE had working capital of approximately $80.4 million compared to $129.7 million as of September 30, 2006. Cash, cash equivalents, and marketable securities at June 30, 2007 totaled $48.3 million, which reflects a net decrease of $75.7 million from September 30, 2006.  The decrease was a result of a $13.5 million cash investment in WorldWater and Solar Technologies Corporation (“WorldWater”), a $4.6 million semi-annual interest payment on the Company’s outstanding convertible subordinated notes, payment of taxes associated with the income earned on the sale of the Company’s interest in the GELcore joint venture, payment of professional fees incurred associated with our review of historical stock option grants, legal costs associated with the Company’s patent infringement lawsuits against Optium Corporation, $11.4 million principal debt payment and certain other increases in working capital requirements.

Cash Flow

Net Cash Used For Operations

For the nine months ended June 30, 2007, net cash from operations decreased $26.4 million or 147% to $44.4 million from $18.0 million, as reported in the prior period.

The following is a summary of the major items accounting for the cash used in operations:

•
For the nine months ended June 30, 2007, significant changes in working capital include an increase in receivables of $13.6 million, an increase in inventory of $4.6 million and an increase in accounts payable and accrued expenses of $1.0 million. The majority of the fluctuation is due to a recent business acquisition. For the nine months ended June 30, 2006, changes in working capital included an increase in receivables of $3.7 million, an increase in inventory of $5.3 million and a decrease in accounts payable and accrued expenses of $4.2 million.

Net Cash Provided by Investing Activities

For the nine months ended June 30, 2007, net cash provided by investing activities increased by $39.0 million to $48.1 million from $9.1 million, as reported in the prior year.

Changes in cash flow during the nine months ended June 30, 2007 and 2006 consisted of:

•	An increase in capital expenditures to $4.8 million from $2.5 million, as reported in the prior period.

•
In November 2006, EMCORE made an investment of $13.5 million in Worldwater, representing the first tranche of its planned $18.0 million investment, in return for an amount of convertible preferred stock and warrants of WorldWater, equivalent to an approximately 26.5% fully-diluted equity ownership in WorldWater.

•	EMCORE’s net investment in marketable securities decreased by $68.4 million compared to $12.8 million in prior period.

•	EMCORE received payment of $2.3 million from notes receivable.

Net Cash Provided By Financing Activities

For the nine months ended June 30, 2007, net cash from financing activities decreased $16.5 million to cash used of $11.0 million from cash provided of $5.5 million.

EMCORE made a principal payment of $11.4 million on the early redemption of convertible debt.

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

Due to these material weaknesses, management determined that the Company’s internal control over financial reporting was not effective as of September 30, 2006.  As of June 30, 2007, management determined that these material weaknesses still existed; however, the Company is continuing to implement significant changes and improvements in the Company’s internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses.

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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date: October 30, 2007	By:	/s/ Reuben F. Richards, Jr.
Reuben F. Richards, Jr. Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2007	By:	/s/ Adam Gushard
Adam Gushard Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
* Filed herewith