Form 10-K
period 2007-09-30
EMCORE CORP
filed 2007-12-31
CIK 808326

UNITED STATES
SECURITIES ANDEXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MarkOne)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐Large accelerated filer	☒ Accelerated filer	☐Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐Yes ☒No

The aggregate market value of common stock held by non-affiliates of the registrant as of March 30, 2007(the last business day of the registrant's most recently completed second fiscal quarter) was approximately $203.8 million, based on the closing sale price of $5.00 per share of common stock as reported on the NASDAQ Global Market.

The number of shares outstanding of the registrant’s no par value common stock as of December 26, 2007was 52,253,883.

DOCUMENTS INCORPORATED BY REFERENCE
In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the Registrant's Definitive Proxy Statement for the Registrant's 2008 Annual Meeting of Stockholders filed within 120 days of September 30, 2007or will be included in an amendment to this Form 10-K filed within 120 days of September 30, 2007.

EMCORE Corporation
FORM 10-K
For The Fiscal Year Ended September 30, 2007

PART I

ITEM 1.	Business

Company Overview

EMCORE Corporation (the “Company”, “we” or “EMCORE”) is a leading provider of compound semiconductor-based components and subsystems for the broadband, fiber optic, satellite and terrestrial solar power markets.  We were established in 1984 as a New Jersey corporation. We have two reporting segments: Fiber Optics and Photovoltaics.  EMCORE's Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  EMCORE's Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, EMCORE offers high-efficiency compound semiconductor-based gallium arsenide (“GaAs”) solar cells, covered interconnect cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, EMCORE offers Concentrating Photovoltaic Systems (“CPV”) for utility scale solar applications as well as offering its high-efficiency GaAs solar cells and CPV components for use in solar power concentrator systems.  For specific information about our company, our products or the markets we serve, please visit our website at http://www.emcore.com.

EMCORE is subject to the information requirements of the Securities Exchange Act of 1934. We file periodic reports, current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  The SEC maintains a website (http://www.sec.gov) that contains all of our information that has been filed electronically. Our annual reports are available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  The information on EMCORE’s website is not incorporated by reference into and is not made a part of this Annual Report on Form 10-K or a part of any other report or filing with the SEC.

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

Fiber Optics

Our fiber optics products enable information that is encoded on light signals to be transmitted, routed (switched) and received in communication systems and networks.  Our Fiber Optics segment primarily targets the following markets:

•
Cable Television (CATV) Networks- We are a market leader in providing radio frequency (RF) over fiber products for the CATV industry.  Our products are used in hybrid fiber coaxial (HFC) networks that enable cable service operators to offer multiple advanced services to meet the expanding demand for high-speed Internet, on-demand and interactive video and other advanced services, such as high-definition television (HDTV) and voice over IP (VoIP).  Our CATV products include forward and return-path analog and digital lasers, photodetectors and subassembly components, broadcast analog and digital fiber-optic transmitters and quadrature amplitude modulation (QAM) transmitters and receivers.  Our products provide our customers with increased capacity to offer more cable services; increased data transmission distance, speed and bandwidth; lower noise video receive; and lower power consumption.

•
Fiber-To-The-Premises (FTTP) Networks- Telecommunications companies are increasingly extending their optical infrastructure to their customers’ location in order to deliver higher bandwidth services. We have developed and maintained customer qualified FTTP components and subsystem products to support plans by telephone companies to offer voice, video and data services through the deployment of new fiber-based access networks.  Our FTTP products include passive optical network (PON) transceivers, analog fiber optic transmitters for video overlay and high-power erbium-doped fiber amplifiers (EDFA), analog and digital lasers, photodetectors and subassembly components, analog video receivers and multi-dwelling unit (MDU) video receivers.  Our products provide our customers with higher performance for analog and digital characteristics; integrated infrastructure to support competitive costs; and additional support for multiple standards.

•
Data Communications Networks- We provide leading-edge optical components and transceiver modules for data applications that enable switch-to-switch, router-to-router and server-to-server backbone connections at aggregate speeds of 10 gigabits per second (G) and above.  Our products support 10G Ethernet, optical Infiniband and parallel optical interconnects for enterprise Ethernet, metro Ethernet and high performance computing (HPC) applications. Our data communications products include components and transceivers for LX4, SR, LR, LRM and CX4 10G Ethernet applications and optical Infiniband, high-speed lasers, photodetectors and subassembly components, parallel optical modules and optical media converters.  Our products provide our customers with increased network capacity; increased data transmission distance and speeds; increased bandwidth; lower power consumption; improved cable management over copper interconnects; and lower cost optical interconnections for massively parallel multi-processors.

•
Telecommunications Networks- Our leading-edge optical components and modules enable high-speed (up to an aggregate 40G) optical interconnections that drive advanced architectures in next-generation carrier class switching and routing networks. Our products are used in equipment in the network core and key metro optical nodes of voice telephony and Internet infrastructures.  Our products include a comprehensive parallel optical transceiver family, distributed feedback lasers (“DFB”) and avalanche photo detections (“APD”) components in various packages for OC-48 and OC-192 applications.  Recently, we developed and launched a XFP DWDM (dense wavelength division multiplexing) transceiver and a 300-pin small-form-factor tunable transponder product for the telecommunications market.

•
Satellite Communications (Satcom) Networks- We are a leading provider of optical components and systems for use in equipment that provides high-performance optical data links for the terrestrial portion of satellite communications networks. Our products include transmitters, receivers, subsystems and systems that transport wideband radio frequency and microwave signals between satellite hub equipment and antenna dishes.  Our products provide our customers with increased bandwidth and lower power consumption.

•
Storage Area Networks- Our high performance optical components are also used in high-end data storage solutions to improve the performance of the storage infrastructure.  Products include high-speed 850nm vertical cavity surface emitting lasers (VCSELs), DFBs, photodiode components for 2G, 8G and 10G Fibre Channel.  Our products also include 10G (single data rate Infiniband SDR IB) and 20G (double data rate Infiniband DDRIB) transmit and receive optical media converters.

•
Video Transport- Our video transport product line offers solutions for broadcasting, transportation, IP television (IPTV), mobile video and security & surveillance applications over private and public networks. EMCORE’s video, audio, data and RF transmission systems serve both analog and digital requirements, providing cost-effective, flexible solutions geared for network reconstruction and expansion.

•
Defense and Homeland Security- Leveraging our expertise in RF module design and high-speed parallel optics, we provide a suite of ruggedized products that meet the reliability and durability requirements of the U.S. Government and defense markets.  Our specialty defense products include fiber optic gyro components used in precision guided munitions, ruggedized parallel optic transmitters and receivers, high-frequency RF fiber optic link components for towed decoy systems, optical delay lines for radar systems, EDFAs, terahertz spectroscopy systems and other products.  Our products provide our customers with high frequency and dynamic range; compact form-factor; and extreme temperature, shock and vibration tolerance.

•
Consumer Products- We extend our optical technology into the consumer market by integrating our VCSELs into optical computer mice and ultra short data links.  We are in production with customers on several products and currently qualifying our products with additional customers.  An optical computer mouse with laser illumination is superior to LED-based illumination in that it reveals surface structures that a LED light source cannot uncover. VCSELs enable computer mice to track with greater accuracy, on more surfaces and with greater responsiveness than existing LED-based solutions.

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

Photovoltaics

We believe our high-efficiency compound semiconductor-based multi-junction solar cell products provide our customers with compelling cost and performance advantages over traditional silicon-based solutions.  These include higher solar cell efficiency allowing for greater conversion of light into electricity, an increased ability to benefit from use in solar concentrator systems, ability to withstand high heat and radiation environments and reduced overall footprint.  Our Photovoltaics segment primarily targets the following markets:

•
Satellite Solar Power Generation- We are a leader in providing solar power generation solutions to the global communications satellite industry and U.S. Government space programs.  A satellite’s operational success and corresponding revenue depend on its available power and its capacity to transmit data. We provide advanced compound semiconductor-based solar cell and solar panel products, which are more resistant to radiation levels in space and generate substantially more power from sunlight than silicon-based solutions.  Space power systems using our multi-junction solar cells weigh less per unit of power than traditional silicon-based solar cells. These performance characteristics increase satellite useful life, increase satellites’ transmission capacity and reduce launch costs.  Our products provide our customers with higher light to power conversion efficiency for reduced size and launch costs; higher radiation tolerance; and longer lifetime in harsh space environments.  We design and manufacture multi-junction compound semiconductor-based solar cells for both commercial and military satellite applications. We currently manufacture and sell one of the most efficient and reliable, radiation resistant advanced triple-junction solar cells in the world, with an average "beginning of life" efficiency of 28.5%.  In May 2007, EMCORE announced that it has attained solar conversion efficiency of 31% for an entirely new class of advanced multi-junction solar cells optimized for space applications.  EMCORE is also the only manufacturer to supply true monolithic bypass diodes for shadow protection, utilizing several EMCORE patented methods. EMCORE also provides covered interconnect cells (CICs) and solar panel lay-down services, giving us the capability to manufacture complete solar panels. We can provide satellite manufacturers with proven integrated satellite power solutions that considerably improve satellite economics. Satellite manufacturers and solar array integrators rely on EMCORE to meet their satellite power needs with our proven flight heritage. The pictures below represent a solar cell and solar panel used for satellite space power applications.

•
Terrestrial Solar Power Generation- Solar power generation systems use photovoltaic cells to convert sunlight to electricity and have been used in space programs and, to a lesser extent, in terrestrial applications for several decades.  The market for terrestrial solar power generation solutions has grown significantly as solar power generation technologies improve in efficiency, as global prices for non-renewable energy sources (i.e., fossil fuels) continue to rise, and as concern has increased regarding the effect of carbon emissions on global warming. Terrestrial solar power generation has emerged as one of the most rapidly expanding renewable energy sources due to certain advantages solar power holds over other energy sources, including reduced environmental impact, elimination of fuel price risk, installation flexibility, scalability, distributed power generation (i.e., electric power is generated at the point of use rather than transmitted from a central station to the user), and reliability. The rapid increase in demand for solar power has created a growing need for highly efficient, reliable and cost-effective concentrating solar power systems.

EMCORE has adapted its high-efficiency compound semiconductor-based multi-junction solar cell products for terrestrial applications, which are intended for use with CPV systems in utility-scale installations.  In August 2007, EMCORE announced that it has obtained 39% peak conversion efficiency under 1000x illumination on its terrestrial concentrating solar cell products currently in volume production.  This compares favorably to typical efficiency of 15-21% on silicon-based solar cells and approximately 35% for competing multi-junction cells. We believe that solar concentrator systems assembled using our compound semiconductor-based solar cells will be competitive with silicon-based solar power generation systems because they are more efficient and, when combined with the advantages of concentration, we believe will result in a lower cost of power generated.  Our multi-junction solar cell technology is not subject to silicon shortages, which have led to increasing prices in the raw materials required for silicon-based solar cells.  While the terrestrial power generation market is still developing, we are currently shipping production orders to several solar concentrator companies, and providing samples to several others, including major system manufacturers in the United States, Europe and Asia.  EMCORE currently serves the terrestrial solar market with two levels of concentrated photovoltaic (CPV) products: components (including solar cells and solar cell receivers) and CPV power systems, as shown in the pictures below:

Terrestrial solar cell (mm)	Terrestrial solar cell receiver	CPV power system

EMCORE’s Strategy

With several strategic acquisitions and divestures in the past few years, EMCORE has developed a strong business focus and comprehensive product portfolio in two main sectors: Fiber Optics and Photovoltaics.  Our principal objective is to maximize shareholder value by leveraging our expertise in advanced compound semiconductor technologies to be a leading provider of high-performance, cost-effective product solutions in each of the markets that we serve.  Key elements of our strategy include:

Enhance Our Technology and Expand Our Product Leadership While Lowering Production Costs.
Through substantial investment in research and development and product engineering, we seek to expand our leadership position in compound semiconductor-based fiber optics and photovoltaics solutions.  We work with our customers to enhance the performance of our processes, materials science and design expertise to develop new low-cost components, modules, subsystems and systems. In each product line, EMCORE offers its customers advanced cost-competitive solutions, which allows them to be the leaders of technology and product solutions.

Continue to Target Large Growth Market Opportunities.
We target market opportunities that we believe have large potential growth and where the favorable performance characteristics of our products and high volume production efficiencies may give us a competitive advantage over our competitors. We believe that as production costs continue to be reduced, existing and new customers will be compelled to increase their use of our products because of attractive performance characteristics and superior value.

Penetrate the Terrestrial Solar Power Market.
We are adapting our high-efficiency solar cell technology, developed for satellite space power, for terrestrial applications. We believe that solar concentrator systems assembled using our compound semiconductor-based solar cells will be competitive with silicon-based solar power generation systems because our products are more efficient than silicon and, when combined with the advantages of concentration, they will result in a lower cost of power generated.

Expand Our Customer Relationships and the Breadth of Our Customer Base.
EMCORE is devoted to working directly with its customers from initial product design, product qualification and manufacturing to product delivery. EMCORE's customer base includes many of the largest telecommunication and data communication equipment manufacturers, computer manufacturing companies, and aerospace companies in the world. We intend to further strengthen our existing customer relationships and expand our customer base in each of our reporting segments. We work closely with many of our customers to anticipate their current and future needs through a collaborative process to develop next-generation technologies to help them achieve their product development objectives and seek to develop long-term relationships with leading companies in each of the markets that we serve.

Pursue Strategic Acquisitions, Investments, and Partnerships.
We are committed to the ongoing evaluation of strategic opportunities that can expand our addressable markets and strengthen our competitive position. Where appropriate, we will acquire additional products, technologies, or businesses that are complementary to, or broaden the markets in which we operate. We plan to pursue strategic acquisitions, investments, and partnerships to increase revenue and allow for higher overhead absorption that will improve our gross margins.

Recent acquisitions include:

•
On December 17, 2007, EMCORE entered into an Asset Purchase Agreement with Intel Corporation (“Seller”).  Under the terms of the Agreement, EMCORE will purchase certain of the assets of Seller and its subsidiaries relating to the telecom portion of Seller’s Optical Platform Division for a purchase price of $85 million, as adjusted based on an inventory true-up, plus specifically assumed liabilities.  The purchase price will be paid $75 million in cash and $10 million in cash or common stock of EMCORE, at our option.  The Agreement contains termination rights for both EMCORE and Seller including a provision allowing either party to terminate the Agreement if the transaction has not been consummated by June 18, 2008.

•	In April 2007, EMCORE acquired privately-held Opticomm Corporation, of San Diego, California.

•	In January 2006, EMCORE acquired privately-held K2 Optronics, Inc., of Sunnyvale, California.

•	In December 2005, EMCORE acquired privately-held Force, Inc., of Christiansburg, Virginia.

•	In November 2005, EMCORE acquired privately-held Phasebridge, Inc., of Pasadena, California.

All of these acquired businesses have been integrated into EMCORE's Fiber Optics operating segment.

Recent investments and strategic partnerships include:

•
In November 2006, EMCORE invested $13.5 million in WorldWater & Solar Technologies Corporation (WorldWater, OTC BB:WWAT.OB) a leader in solar electric engineering, water management solutions and solar energy installations and products.  This investment represents EMCORE’s first tranche of its intended $18.0 million investment, in return for convertible preferred stock and warrants of WorldWater.  At September 30, 2007, EMCORE held an approximately 21% equity ownership in WorldWater.

•
Also in November 2006, EMCORE and WorldWater announced the formation of a strategic alliance and supply agreement under which EMCORE will be the exclusive supplier of high-efficiency multi-junction solar cells, assemblies and concentrator subsystems to WorldWater with expected revenue up to $100.0 million by November 2009.

Please refer to Risk Factors under Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplemental Data under Item 8 for further discussion of these transactions.

Restructuring Programs and Divestitures

EMCORE is committed to achieving profitability by increasing revenue through the introduction of new products, reducing our cost structure and lowering the breakeven points of our product lines.  We have significantly streamlined our manufacturing operations by focusing on core competencies to identify cost efficiencies. Where appropriate, we transferred the manufacturing of certain product lines to low-cost contract manufacturers when we can lower costs and maintain quality and reliability.

EMCORE’s restructuring programs are designed to further reduce the number of manufacturing facilities, in addition to the divesture or exit from selected businesses and product lines that were not strategic and/or were not capable of achieving desired revenue or profitability goals.

Recent divestitures and facility consolidations include:

•
In August 2007, we announced the consolidation of our North American fiber optics engineering and design centers into our main operating sites. EMCORE's engineering facilities in Virginia, Illinois, and Northern California have been consolidated into larger manufacturing sites in Albuquerque, New Mexico and Alhambra, California. The consolidation of these engineering sites should allow EMCORE to leverage resources within engineering, new product introduction, and customer service.

•	In October 2006, we announced the relocation of our corporate headquarters from Somerset, New Jerseyto Albuquerque, New Mexico.

•
In October 2006, we consolidated our solar panel operations into our state-of-the-art manufacturing facility located in Albuquerque, New Mexico. The establishment of a modern solar panel manufacturing facility, adjacent to our solar cell fabrication operations, facilitates consistency as well as reduces manufacturing costs.

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

Government Research Contract Funding

We derive a portion of our revenue from funding of research contracts or subcontracts by various agencies of the U.S. Government. These contracts typically cover work performed over extended periods of time, from several months up to several years. These contracts may be modified or terminated at the convenience of the U.S. Government and may be subject to government budgetary fluctuations. In fiscal 2007, 2006, and 2005, government research contract funding represented 13%, 8% and 8% of our total consolidated revenue, respectively.

EMCORE had been engaged in a multi-year cost reimbursable solar cell development and production contract for a major U.S.aerospace corporation. It was previously reported that the contract would exceed $40.0 million in development and production revenue over the next several years.  Although we recognized significant revenue for this program during fiscal 2007, our customer notified us in August 2007 that their program had been terminated for convenience by the U.S. Government.  We adjusted our order backlog accordingly and this will have no effect on our fiscal 2008 revenue guidance.  In fiscal 2008, we expect to recognize additional revenue from this program related to contract termination costs.  We also expect revenue in fiscal 2008 from a new U.S. Government contract that has similar technical contract requirements.

Please refer to Risk Factors under Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplemental Data under Item 8 for further discussion of U.S. Government contracts.

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

We focus our marketing communication efforts on increasing brand awareness, communicating our technologies’ advantages and generating leads for our sales force.  We use a variety of marketing methods, including our website, participation at trade shows and selective advertising to achieve these goals.

Externally, our marketing group works with customers to define requirements, characterize market trends, define new product development activities, identify cost reduction initiatives and manage new product introductions.  Internally, our marketing group communicates and manages customer requirements with the goal of ensuring that our product development activities are aligned with our customers’ needs.  These product development activities allow our marketing group to manage new product introductions and new product and market trends.

Please refer to Risk Factors under Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplemental Data under Item 8 for further discussion of sales and marketing, including information regarding our customers and geographic areas in which we do business.

Manufacturing

As of September 30, 2007, we had thirteen dedicated MOCVD (metal organic chemical vapor deposition) systems for both research and production, which are capable of processing virtually all compound semiconductor-based materials and devices.  Our operations include wafer fabrication, device design and production, fiber optic module, subsystem and system design and manufacture, and solar panel engineering and assembly.  Many of our manufacturing operations are computer monitored or controlled to enhance production output and statistical control. We employ a strategy of minimizing ongoing capital investments, while maximizing the variable nature of our cost structure. We maintain supply agreements with many key suppliers throughout our supply chain management function. Where we can gain cost advantages while maintaining quality and intellectual property control, we outsource the production of certain subsystems, components and subassemblies to contract manufacturers located overseas. Our contract manufacturers must maintain comprehensive quality and delivery systems, and we continuously monitor them for compliance.

Our various manufacturing processes involve extensive quality assurance systems and performance testing. Our facilities have acquired and maintain certification status for their quality management systems. Our manufacturing facilities located in Albuquerque, New Mexico and Alhambra, California are registered to ISO 9001 standards.

In May 2007, EMCORE announced the opening of a new manufacturing facility in Langfang, China. Our new company, Langfang EMCORE Optoelectronics Co. Ltd., is located approximately 30 miles southeast of Beijingand currently occupies a space of 22,000 square feet with a Class-10,000 clean room for optoelectronic device packaging.  Another 60,000 square feet is available for future expansion.  We have begun the transfer of our most cost sensitive optoelectronic devices to this facility.  This facility, along with a strategic alignment with our existing contract manufacturing partners, should enable us to improve our cost structure and gross margins. We also expect to develop and provide improved service to our global customers by having a local presence in Asia.

Please refer to Risk Factors under Item 1A and Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 for further discussion of manufacturing activities.

Sources of Raw Materials

We depend on a limited number of suppliers for certain raw materials, components and equipment used in our products. We continually review our vendor relationships to mitigate risks and lower costs, especially where we depend on one or two vendors for critical components or raw materials. While maintaining inventories that we believe are sufficient to meet our near-term needs, we generally do not carry significant inventories of raw materials. Accordingly, we maintain ongoing communications with our vendors in order to prevent any interruptions in supply, and have implemented a supply-chain management program to maintain quality and lower purchase prices through standardized purchasing efficiencies and design requirements. To date, we generally have been able to obtain sufficient quantities of quality supplies in a timely manner.

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

As of September 30, 2007, we had 3 MOCVD systems dedicated to R&D efforts.  The R&D staff utilizes x-ray, optical and electrical characterization equipment, as well as device and module fabrication and testing equipment, which generates data rapidly, allowing for shortened development cycles and rapid customer response.

During fiscal 2007, 2006 and 2005, we invested $30.0 million, $19.7 million, and $16.5 million, respectively in R&D activities.  As a percentage of revenue, R&D represented 18%, 14%, and 14% for fiscal 2007, 2006 and 2005, respectively.  As part of the ongoing effort to cut costs, many of our projects are used to develop lower cost versions of our existing products. We also actively compete for R&D funds from U.S. Government agencies and other entities. In view of the high cost of development, we solicit research contracts that provide opportunities to enhance our core technology base and promote the commercialization of targeted products. Generally, internal R&D funding is used for the development of products that will be released within 12 months and external funding is used for longer-range R&D efforts.

EMCORE’s Photovoltaics division announced the following new product developments and launches:

•
In August 2007, our production terrestrial concentrator cell achieved a new level of performance, attaining 39% peak conversion efficiency under 1000x concentrated illumination conditions. This advancement is an evolution of EMCORE's proven concentrator triple junction (CTJ) production technology, with which several million CTJ solar cells have been produced and shipped to solar power system manufacturers worldwide. We expect that EMCORE's continuing investment in technology innovation will enable the introduction of concentrator solar cell products with conversion efficiencies over 40%.

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

•
Double Data Rate (DDR) 12 Channel 60G Modules. The MTX/RX9552 is a 12 channel 60G DDR product that doubles the speed of the existing single data rate (SDR) SNAP12. The DDR modules are currently sampling to customers at data rates of 5G per channel featuring low power consumption and an improved digital management interface. The Mini, MTX/RX9542, is the second new product offering that provides DDR bandwidth at half the size. Originally designed for broad temperature range military applications, the Mini's small form factor allows commercial end users to dramatically increase card density and bandwidth.

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

Intellectual Property and Licensing

We protect our proprietary technology by applying for patents where appropriate and in other cases by preserving the technology, related know-how and information as trade secrets. The success and competitive position of our product lines depend significantly on our ability to obtain intellectual property protection for our R&D efforts. We also acquire, through license grants or assignments, rights to patents on inventions originally developed by others.  As of September 30, 2007, we held approximately 99 U.S.patents and 8 foreign patents and have over 100 additional patent applications pending. Our U.S.patents will expire on varying dates between 2009 and 2024.  These patents and patent applications claim various aspects of current or planned commercial versions of our materials, components, subsystems and systems.

We also have entered into license agreements with the licensing agencies of universities and other organizations, under which we have obtained exclusive or non-exclusive rights to practice inventions claimed in various patents and applications issued or pending in the U.S.and other foreign countries. We do not believe the financial obligations under any of these agreements materially adversely affect our business, financial condition or results of operations.

We rely on trade secrets to protect our intellectual property when we believe that publishing patents would make it easier for others to reverse engineer our proprietary processes. A “trade secret” is information that has value to the extent it is not generally known, not readily ascertainable by others through legitimate means, and protected in a way that maintains its secrecy. Reliance on trade secrets is only an effective business practice insofar as trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. To protect our trade secrets, we take certain measures to ensure their secrecy, such as partitioning the non-essential flow of information between our different groups and executing non-disclosure agreements with our employees, customers and suppliers. We also rely upon other intellectual property rights such as trademarks and copyrights where appropriate.

As is typical in our industry, from time to time, we have sent letters to, and received letters from, third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes. On September 11, 2006, we filed a lawsuit against Optium Corporation (Optium) for patent infringement. In the suit, EMCORE and JDS Uniphase Corporation (JDSU) allege that Optium is infringing on U.S. patents 6,282,003 and 6,490,071 with its Prisma II 1550nm transmitters. On March 14, 2007, EMCORE and JDSU filed a second patent suit against Optium on JDSU's patent 6,519,374 (“the ‘374 patent”).  On March 15, 2007, Optium filed a declaratory judgment action against EMCORE and JDSU. Optium seeks in this litigation a declaration that certain products of Optium do not infringe the '374 patent and that the patent is invalid. The '374 patent is assigned to JDSU and licensed to EMCORE.

On December 20, 2007, the Company was served with a complaint in another declaratory relief action which Optium had filed in the Federal District Court for the Western District of Pennsylvania.  This action seeks to have U.S. patents 6,282,003 and 6,490,071 declared invalid or unenforceable because of certain conduct alleged to have occurred in connection with the grant of these patents.  These allegations are substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  The Company believes the allegations contained in this complaint are without merit and intends to contest them.

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

Competition

The markets for our products in each of our reporting segments are extremely competitive and are characterized by rapid technological change, frequent introduction of new products, short product life cycles and significant price erosion. We face actual and potential competition from numerous domestic and international companies. Many of these companies have greater engineering, manufacturing, marketing and financial resources than we have. Partial lists of these competitors within the markets we participate in include:

Fiber Optics

CATV Networks.  Our competitors include Hitachi Yagi and Optium at the subsystem level and Applied Optoelectronics, Inc. and Eudyna Device, Inc. at the component product level.

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

Satellite Communications Networks.   Our primary competitors are Foxcom and MITEQ, Inc.
Video Transport Products.   Our primary competitors are Evertz and Telecast.

Defense and Homeland Security. The competitors in RF transport for defense and homeland security products include Aegis Technologies, Gemfire Corporation, Linear Photonics, LLC, JDSUand Optium.

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

In addition to the companies listed above, we compete with many research institutions and universities for research contract funding. We also sell our products to current competitors and companies with the capability of becoming competitors. As the markets for our products grow, new competitors are likely to emerge and current competitors may increase their market share. In the European Union (“EU”), political and legal requirements encourage the purchase of EU-produced goods, which may put us at a competitive disadvantage against our European competitors.

There are substantial barriers to entry by new competitors across our product lines. These barriers include the large number of existing patents, the time and costs to be incurred to develop products, the technical difficulty in manufacturing semiconductor-based products, the lengthy sales and qualification cycles and the difficulties in hiring and retaining skilled employees with the required scientific and technical backgrounds. We believe that the primary competitive factors within our current markets are yield, throughput, performance, breadth of product line, product heritage, customer satisfaction and customer commitment to competing technologies. Competitors may develop enhancements to or future generations of competitive products that offer superior price and performance characteristics. We believe that in order to remain competitive, we must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide.

Order Backlog

As of September 30, 2007, we had an order backlog based on future billings of approximately $149 million as compared to a backlog of approximately $48 million from the prior year.  The September 30, 2007 order backlog is comprised of $127 million for our Photovoltaics segment and $22 million for our Fiber Optics segment.  Within our Photovoltaics segment, $57 million relates to our satellite solar power business and $70 million relates to our terrestrial solar power business.  The significant increase in order backlog is attributable to the receipt of long-term photovoltaics-related sales contracts, of which approximately $45 million is scheduled for shipment after calendar year 2008.

EMCORE had been engaged in a multi-year cost reimbursable solar cell development and production contract for a major U.S.aerospace corporation. It was previously reported that the contract would exceed $40.0 million in development and production revenue over the next several years.  Although we recognized significant revenue for this program during fiscal 2007, our customer notified us in August 2007 that their program had been terminated for convenience by the U.S. Government.  We adjusted our order backlog accordingly and this will have no effect on our fiscal 2008 revenue guidance.  In fiscal 2008, we expect to recognize additional revenue from this program related to contract termination costs.  We also expect revenue in fiscal 2008 from a new U.S. Government contract that has similar technical contract requirements.

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

Employees

As of September 30, 2007, we had 738 employees of whom 46 had a Ph.D. degree.  Our year-end headcount included 441 employees in manufacturing operations, 118 employees in R&D, 173 employees in sales, general and administration (SG&A), and 6 temporary employees. This represented a net decrease of 12 employees or 2% from September 30, 2006.

None of our employees are covered by a collective bargaining agreement.  We have never experienced any labor-related work stoppage and believe our employee relations are good.

Competition is intense in the recruiting of personnel in the semiconductor industry.  Our ability to attract and retain qualified personnel is essential to our continued success. We are focused on retaining key contributors, developing our staff and cultivating their level of commitment.

ITEM 1A.	Risk Factors

Our disclosure and analysis in this 2007 Annual Report on Form 10-K contain some forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of Exchange Act, that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as oral forward-looking statements. These statements are based largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  They relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, projections about our future results, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate.  These forward-looking statements may be identified by the use of terms and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “targets”, “can”, “may”, “could”, “will”, and variations of these terms and similar phrases.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Qs and Current Reports on Form 8-K filed with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from historical and expected results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

We have a history of incurring significant net losses and our future profitability is not assured.

We commenced operations in 1984 and as of September 30, 2007, we had an accumulated deficit of $343.6 million. We incurred a net loss of $58.7 million in fiscal 2007, net income of $54.9 million in fiscal 2006 and a net loss of $13.5 million in fiscal 2005.  Fiscal 2006 results include the sale of our GELcore joint venture that resulted in a net gain, before tax, of $88.0 million.  Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future.  Although our revenue has grown in recent years, we may be unable to sustain such growth rates in light of potential changes in market or economic conditions.  In addition, if we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability.

Our future revenue is inherently unpredictable.  As a result, our operating results are likely to fluctuate from period to period, which may cause volatility in our stock price and may cause our stock price to decline.

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

In addition, the limited lead times with which several of our customers order our products restrict our ability to forecast revenue.  We may also experience a delay in generating or recognizing revenue for a number of reasons.  For example, orders at the beginning of each quarter typically represent a small percentage of expected revenue for that quarter and are generally cancelable at any time. We depend on obtaining orders during each quarter for shipment in that quarter to achieve our revenue objectives. Failure to ship these products by the end of a quarter may adversely affect our results of operations.

As a result of the foregoing, we believe that period-to-period comparisons of our results of operations should not be relied upon as indications of future performance.  In addition, our results of operations in one or more future quarters may fail to meet the expectations of securities analysts or investors, which would likely result in a decline in the trading price of our common stock.

We enter into long-term firm fixed-price contracts in our Photovoltaics division, which could subject us to losses if we have cost overruns.

Many of our contracts in our Photovoltaics division are contracted on a firm fixed-price basis.  While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. If the initial estimates we used to determine the contract price and the cost to perform the work prove to be incorrect, we could incur losses. In addition, some of our contracts have specific provisions relating to cost, schedule, and performance. If we fail to meet the terms specified in those contracts, then our cost to perform the work could increase or our price could be reduced, which would adversely affect our financial condition. These programs have risk for reach-forward losses if our estimated costs exceed our estimated price.

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

We have implemented a number of operational and material cost reductions and productivity improvement initiatives, particularly with regards to our Fiber Optics segment. Cost reduction initiatives often involve facility consolidation and re-design of our products, which requires our customers to accept and qualify the new designs, potentially creating a competitive disadvantage for our products.  These initiatives can be time-consuming and disruptive to our operations and costly in the short-term.  Successfully implementing these and other cost-reduction initiatives throughout our operations is critical to our future competitiveness and ability to achieve long-term profitability. However, there can be no assurance that these initiatives will be successful.

We are substantially dependent on a small number of customers and the loss of any one of these customers could adversely affect our business, financial condition and results of operations.

In fiscal 2007, 2006 and 2005, our top five customers accounted for 49%, 39%, and 49% of our total annual consolidated revenue.  There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers.  The loss of or a reduction in sales to one or more of our largest customers could have a material adverse affect on our business, financial condition and results of operations.

We may not be successful in obtaining market acceptance and demand for our terrestrial solar power systems.

We have invested and intend to continue to invest significant resources in the adaptation of our high-efficiency compound semiconductor-based GaAs solar cell products for terrestrial applications, and in mid 2006, EMCORE established a wholly-owned subsidiary, EMCORE Solar Power (“ESP”) to conduct this business    ESP is in the development stage and the terrestrial solar power business will require substantial additional funding for the hiring of employees, research and development and investment in capital equipment.  Factors such as changes in energy prices or the development of new and efficient alternative energy technologies could limit growth in or reduce the market for terrestrial solar power products.  In addition, we may experience difficulties in applying our satellite-based solar products to terrestrial applications or we may be unable to compete with new and emerging terrestrial solar power products.  The sale of concentrated photovoltaic (“CPV”) systems involve the design, manufacture and installation of large and complex structures intended for outdoor operation, regarding which the Company has had no previous experience.  In addition, it is expected that much of the market for our CPV systems will be outside the U.S. and will involve partnering with non-U.S. entities and evaluation and compliance with non-U.S. laws, regulations, and government electric supply contracts, which are also new areas for the Company.   There can be no assurance that our bids on solar power installations will be accepted, that we will win any of these bids or that our solar power concentrator systems will be qualified for these projects.  If our terrestrial solar cell products are not cost competitive or accepted by the market, our business, financial condition and results of operations may be materially and adversely affected.

We are a party to several significant U.S. Government contracts, which are subject to unique risks.

In 2007, 13% of our revenue was derived from U.S. Government contracts. In addition to normal business risks, our contracts with the U.S. Government are subject to unique risks, some of which are beyond our control.

The funding of U.S. Government programs is subject to congressional appropriations. Many of the U.S. Government programs in which we participate may extend for several years; however, these programs are normally funded annually. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. The termination of funding for a U.S. Government program would result in a loss of anticipated future revenue attributable to that program, which could have a material adverse effect on our operations.

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

Our contract costs are subject to audits by U.S. Government agencies. U.S. Government representatives may audit the costs we incur on our U.S. Government contracts, including allocated indirect costs. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenue based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenue or profits upon completion and final negotiation of audits. If any audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.

Our business is subject to potential U.S. Government inquiries and investigations. We are sometimes subject to certain U.S. Government inquiries and investigations of our business practices due to our participation in government contracts. Any such inquiry or investigation could potentially result in a material adverse effect on our results of operations and financial condition.

Our U.S. Government business is also subject to specific procurement regulations and other requirements. These requirements, although customary in U.S. Government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from U.S. Government contracting or subcontracting for a period of time and could have an adverse effect on our reputation and ability to secure future U.S. Government contracts.

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

We face substantial competition in each of our reporting segments from a number of companies, many of which have greater financial, marketing, manufacturing and technical resources than us. Larger-sized competitors often spend more on research and development, which could give those competitors an advantage in meeting customer demands and introducing technologically innovative products before we do. We expect that existing and new competitors will improve the design of their existing products and will introduce new products with enhanced performance characteristics.

The introduction of new products and more efficient production of existing products by our competitors has resulted and is likely in the future to result in price reductions and increases in expenses and reduced demand for our products.  In addition, some of our competitors may be willing to provide their products at lower prices, accept a lower profit margin or expend more capital in order to obtain or retain business.  Competitive pressures have required us to reduce the prices of some of our products. These competitive forces could diminish our market share and gross margins, resulting in a material adverse affect on our business, financial condition and results of operations.

New competitors may also enter our markets, including some of our current and potential customers who may attempt to integrate their operations by producing their own components and subsystems or acquiring one of our competitors, thereby reducing demand for our products.  In addition, rapid product development cycles, increasing price competition due to maturation of technologies, the emergence of new competitors in Asiawith lower cost structures and industry consolidation resulting in competitors with greater financial, marketing and technical resources could result in lower prices or reduced demand for our products.

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

In the past several years we have completed several acquisitions, which have broadened our product lines within our target markets and increased the level of vertical integration within those product lines. However, if customer demand in these markets does not meet current expectations, our revenue could be significantly reduced and we could suffer a material adverse affect on our business, financial condition and results of operations.

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

We are increasing our use of contract manufacturers located outside of the U.S.as a less-expensive alternative to performing our own manufacturing of certain products.  Contract manufacturers in Asiacurrently manufacture a substantial portion of our high-volume parts.  If these contract manufacturers do not fulfill their obligations to us, or if we do not properly manage these relationships and the transition of production to these contract manufacturers, our existing customer relationships may suffer. For example, in the past, we experienced difficulties filling orders in our fiber-to-the-premises business due to capacity limitations at one of our contract manufacturers. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our ability to oversee and control quality and delivery schedules.

The use of contract manufacturers located outside of the U.S.also subjects us to the following additional risks that could significantly impair our ability to source our contract manufacturing requirements internationally, including:

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

Our success and competitive position depend on protecting our trade secrets and other intellectual property. Our strategy is to rely on trade secrets and patents to protect our manufacturing and sales processes and products. Reliance on trade secrets is only an effective business practice if trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. We take measures to protect our trade secrets, including executing non-disclosure agreements with our employees, customers and suppliers. If parties breach these agreements or the measures we take are not properly implemented, we may not have an adequate remedy. Disclosure of our trade secrets or reverse engineering of our proprietary products, processes, or devices could materially adversely affect our business, financial condition and results of operations.

There is also no assurance that any patents will afford us commercially significant protection of our technologies or that we will have adequate financial resources to enforce our patents.  Nor can there be any assurance that the significant number of patent applications that we have filed and are pending, or those we may file in the future, will result in patents being issued.  In addition, the laws of certain other countries may not protect our intellectual property to the same extent as U.S.laws.

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

We have substantial debt service obligations. At September 30, 2007, our debt was $85.0 million. We may incur additional debt in the future. This significant amount of debt could:

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

If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our outstanding indebtedness, we would be in default under the terms of our indebtedness. Default under the indenture governing our convertible subordinated notes would permit the holders of such notes to accelerate the maturity of the notes and could cause defaults under future indebtedness we may incur. Any such default could materially adversely affect our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to repay amounts due in respect of the notes if payment of the notes were to be accelerated following the occurrence of an event of default as defined in the indenture.

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

War, terrorism, public health issues, and other business interruptions, whether in the U.S. or abroad, have caused and could cause damage or disruption to international commerce and global economy, and thus may have a strong negative impact on the global economy, the Company, and the Company’s suppliers and/or customers. The Company’s major business operations are subject to interruption by earthquake, other natural disasters, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond its control.
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

Sales to customers located outside the U.S.accounted for approximately 27% of our consolidated revenue in fiscal 2007, 24% of our revenue in fiscal 2006 and 17% of our revenue in fiscal 2005. Sales to customers in Asiarepresent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenue and we are seeking international expansion opportunities. Because of this, the following international commercial risks may materially adversely affect our revenue:

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

In addition, certain foreign laws and regulations place restrictions on the concentration of certain hazardous materials, including, but not limited to, lead, mercury and cadmium, in our products. Failure to comply with such laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of our products. These regulations include the European Union's (“EU”) Restrictions on Hazardous Substances, Directive on Waste Electrical and Electronic Equipment and the directive on End of Life for Vehicles. Failure to comply with environmental and health and safety laws and regulations may limit our ability to export products to the EU and could materially adversely affect our business, financial condition and results of operations.

We will lose sales if we are unable to obtain government authorization to export our products.

Exports of our products are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department.  For products subject to the Export Administration Regulations (“EAR”) administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination and the identity of the end user.  Virtually all exports of products subject to the International Traffic in Arms Regulations (“ITAR”) regulations administered by the Department of State’s Directorate of Defense Trade Controls require a license.  Most of our fiber optics products and our terrestrial solar power products are subject to EAR; however, certain fiber optics products andall of our commercially available solar cell satellite power products are currently subject to ITAR.

Given the current global political climate, obtaining export licenses can be difficult and time-consuming.  Failure to obtain export licenses for product shipments could significantly reduce our revenue and could materially adversely affect our business, financial condition and results of operations. Compliance with U.S. Government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in those countries may adversely affect our competitive position.

Our operating results could be harmed if we lose access to sole or limited sources of materials, components or services.

We currently obtain some materials, components and services used in our products from limited or single sources.  We generally do not carry significant inventories of any raw materials. Because we often do not account for a significant part of our suppliers' businesses, we may not have access to sufficient capacity from these suppliers in periods of high demand. For example, in the past, we experienced difficulties filling orders in our fiber-to-the-premises business due to limited available capacity of one of our contract manufacturers. In addition, since we generally do not have guaranteed supply arrangements with our suppliers, we risk serious disruption to our operations if an important supplier terminates product lines, changes business focus, or goes out of business. Because some of these suppliers are located overseas, we may be faced with higher costs of purchasing these materials if the U.S. dollar weakens against other currencies. If we were to change any of our limited or sole source suppliers, we would be required to re-qualify each new supplier. Re-qualification could prevent or delay product shipments that could materially adversely affect our results of operations. In addition, our reliance on these suppliers may materially adversely affect our production if the components vary in quality or quantity. If we are unable to obtain timely deliveries of sufficient components of acceptable quality or if the prices of components for which we do not have alternative sources increase, our business, financial condition and results of operations could be materially adversely affected.

A failure to attract and retain technical and other key personnel could reduce our revenue and our operational effectiveness.

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

Financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board (FASB) and the SEC, who create and interpret appropriate accounting standards. A change in accounting standards could have a significant effect on the Company’s results of operations.  For example, in December 2004, the FASB issued new guidance that addressed the accounting for share-based payments, Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (revised 2004)” (“SFAS 123(R)”), which the Company adopted on October 1, 2005.  In fiscal 2006 and 2007, stock-based compensation expense reduced diluted earnings per common share by approximately $0.09 and $0.12 per share, respectively. Although the adoption of SFAS 123(R) is expected to continue to have a significant impact on the Company’s results of operations, future changes to various assumptions used to determine the fair value of equity awards issued or the amount and type of equity awards granted, create uncertainty as to the amount of future stock-based compensation expense.

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

In May 2007, EMCORE Hong Kong, a wholly owned subsidiary of EMCORE Corporation, announced the opening of a new manufacturing facility in Langfang, China. Our new company, Langfang EMCORE Optoelectronics Co. Ltd., is located approximately 30 miles southeast of Beijingand currently occupies a space of 22,000 square feet with a Class-10,000 clean room for optoelectronic device packaging.  Another 60,000 square feet is available for future expansion.  We have begun the transfer of our most cost sensitive optoelectronic devices to this facility.  This facility, along with a strategic alignment with our existing contract-manufacturing partners, should enable us to improve our cost structure and gross margins across product lines. We expect to develop and provide improved service to our global customers by having a local presence in Asia.   As we continue to consolidate our manufacturing operations, we will incur additional costs to transfer product lines to our China facility, including costs of qualification testing with our customers, which could have a material adverse impact on our operating results and financial condition.

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

Certain provisions of New Jerseylaw and our charter may make a takeover of EMCORE difficult even if such takeover could be beneficial to some of our shareholders.

New Jerseylaw and our certificate of incorporation, as amended, contain certain provisions that could delay or prevent a takeover attempt that our shareholders may consider in their best interests. Our Board of Directors is divided into three classes. Directors are elected to serve staggered three-year terms and are not subject to removal except for cause by the vote of the holders of at least 80% of our capital stock. In addition, approval by the holders of 80% of our voting stock is required for certain business combinations unless these transactions meet certain fair price criteria and procedural requirements or are approved by two-thirds of our continuing directors. We may in the future adopt other measures that may have the effect of delaying or discouraging an unsolicited takeover, even if the takeover were at a premium price or favored by a majority of unaffiliated shareholders. Certain of these measures may be adopted without any further vote or action by our shareholders and this could depress the price of our common stock.

The discovery that we had incorrectly priced stock options and had not accounted for them correctly has had, and may continue to have, a material adverse effect on our financial results.

We cannot predict the outcome of our non-public SEC investigation, and we may face additional actions, shareholder lawsuits, governmental investigations and actions on other legal proceedings related to our historical stock option practices and the remedial actions we have taken. All of these events have required us, and will continue to require us, to expend significant management time and incur significant accounting, legal, consulting and other expenses. This could require significant additional attention and resources from the operation of our business and adversely affect our financial condition and results of operations.

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

In connection with our historical stock option practices, three derivative actions were filed against certain of our current and former directors and officers purporting to assert claims on the Company’s behalf. Although we have reached a settlement in principle with the plaintiffs in these lawsuits (see Item 3, Legal Proceedings), there may be additional derivative or class action lawsuits filed in the future. Additional lawsuits could become time consuming and expensive, and if they result in unfavorable outcomes, there could be a material adverse effect on our business, financial condition, results of operations and cash flows. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, which would have a further material adverse effect on our financial condition or results of operations.

In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option granting practices and the related shareholder litigation and government investigation. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, the insurers may seek to deny or limit coverage in some or all of these matters, in which case we may have to self-fund all or a substantial portion of our indemnification obligations.

We are subject to the risk of employee lawsuits in connection with our historical stock option granting practices, the resulting restatements, and the remedial measures we have taken.

In addition to the possibilities that there may be additional governmental investigations or actions and shareholder lawsuits against us, we may be involved with future litigation by former officers and employees in connection with their stock options, employment terminations and other matters. These lawsuits may be time consuming and expensive, and could cause further distraction from the operation of our business. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, financial condition and results of operations.

It may be difficult or costly to obtain director and officer insurance coverage as a result of our historical stock option granting practices.

We expect that the issues arising from our misdated stock options may make it more difficult to obtain director and officer insurance coverage in the future.  If we are able to obtain this coverage, it could be significantly more expensive than in the past, which would have an adverse effect on our financial results and cash flow. As a result of this and related factors, our directors and officers could face increased risks of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and officers, which could adversely affect our business.

We may not be able to obtain additional capital in the future, and failure to do so may harm our business

We believe that our current liquidity should be sufficient to meet our cash needs for working capital through the next twelve months. If cash generated from operations and cash on hand are not sufficient to satisfy EMCORE's liquidity requirements, EMCORE will seek to obtain additional equity or debt financing.  On December 17, 2007, EMCORE entered into an asset purchase agreement with Intel Corporation to purchase certain assets of Intel's Optical Platform Division for a purchase price of $85 million.  The purchase price will be paid $75 million in cash and $10 million in cash or EMCORE common stock, at EMCORE's option.  EMCORE has plans to improve its liquidity position through additional equity financing, as well as potential asset sales.  Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results.  If adequate funds are not available or not available on acceptable terms, our ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on EMCORE's business, financial condition, results of operations, and cash flow.

ITEM 1B.	Unresolved Staff Comments

Not Applicable.

ITEM 2.	Properties

The following chart contains certain information regarding each of our principal facilities.

Location	Function	Approximate Square Footage	Term (in fiscal year)
Active Properties:
Albuquerque, New Mexico	Corporate Headquarters		Facilities are owned by in
	Manufacturing facility for photovoltaic products	165,000	EMCORE; certain land is
	Manufacturing facility for digital fiber optic products		leased. Land lease expires
	R&D facility		2050

Alhambra, California	Manufacturing facility for CATV, FTTP and Satcom products	91,000	Lease expires in 2011 (1)
	R&D facility

Langfang, China	Manufacturing facility for fiber optics products	22,000	Lease expires in 2012

Ivyland, Pennsylvania	Manufacturing facility for CATV and Satcom products	9,000	Lease expires in 2011(1)
	R&D facility

San Diego, California	Manufacturing facility for video transport products	8,100	Lease expires in 2008 (2)
	R&D facility (April 2007 - Acquisition of Opticomm Corporation)

Sunnyvale, California	Manufacturing facility for ECLlasers		Lease expires in 2008 (1), (2)
	R&D facility	15,000
	Facility expected to be vacated in 2008

Vacated Properties:
Naperville, Illinois	Manufacturing facility for LX4 modules		Lease expires in 2013 and it
	R&D facility	11,000	is in the process of being
	Facility was vacated in October 2007		terminated

City of Industry, California	Facility was vacated in December 2006	72,000	Lease terminated

Somerset, New Jersey	Former Corporate Headquarters	19,000	Lease terminated
	Facility vacated in September 2007

Blacksburg, Virginia	Manufacturing facility for video transport products		Lease expires in 2009 and it
	R&D facility.	6,000	is in the process of being
	Facility was vacated in June 2007		terminated

Santa Clara, California	Manufacturing facility for digital fiber optics products
	R&D facility	4,000	Lease terminated
	Facility was vacated in September 2007

Notes:
(1)	This lease has the option to be renewed by EMCORE, subject to inflation adjustments.
(2)	EMCORE subleases approximately one-third of this facility to third parties.

ITEM 3.	Legal Proceedings

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

SEC Investigation

The Company informed the staff of the SEC of the Special Committee’s investigation of the Company’s historical stock option granting practices on November 6, 2006.  After the Company’s initial contact with the SEC, the SEC opened a non-public investigation concerning the Company’s option granting practices since the Company’s initial public offering.  The Company has cooperated fully with the SEC’s investigation.  Although we cannot predict the outcome of this matter, we do not expect that such matter will have a material adverse effect on our consolidated financial position or results of operations.

Shareholder Derivative Litigation Relating to Historical Stock Option Practices

On February 1, 2007, Plaintiff Lewis Edelstein filed a purported stockholder derivative action (the “Federal Court Action”) on behalf of the Company against certain of its present and former directors and officers (the “Individual Defendants”), as well as the Company as nominal defendant, in the U.S. District Court for the District of New Jersey, Edelstein v. Brodie, et. al., Case No. 3:07-cv-00596-FLW-JJH (D.N.J.).   On May 22, 2007, Plaintiffs Kathryn Gabaldon and Michael Sackrison each filed a purported stockholder derivative action against the Individual Defendants, and the Company as nominal defendant, in the Superior Court of New Jersey, Somerset County, Gabaldon v. Brodie, et. al., Case No. 3:07-cv-03185-FLW-JJH (D.N.J.) and Sackrison v. Brodie, et. al., Case No. 3:07-cv-00596-FLW-JJH (D.N.J.) (collectively, the “State Court Actions”).

Both the Federal Court Action and the State Court Actions alleged, using essentially identical contentions that the Individual Defendants engaged in improprieties and violations of law in connection with the Company’s historical issuances of stock options.  Each of the actions seeks the same relief on behalf of the Company, including, among other things, damages, equitable relief, corporate governance reforms, an accounting, rescission, restitution and costs and disbursements of the lawsuit.  On July 10, 2007, the State Court Actions were removed to the U.S. District Court for the District of New Jersey.

On September 26, 2007, the plaintiff in the Federal Court Action signed an agreement in principle with the Individual Defendants and the Company to settle that litigation in accordance with the Memorandum of Understanding (the “MOU”) filed as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended September 30, 2006.  That same day, the plaintiffs in the State Court Actions advised the Federal Court that the settlement embodied in the MOU would also constitute the settlement of the State Court Actions.

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

We have recorded $700,000 as a liability for the stipulated settlement as of September 30, 2007 since events that led to the litigation existed as of that date.  Although we anticipate that our insurance carrier will cover the stipulated settlement, we have not recorded any receivable, or gain contingency, since the settlement is still contingent upon certain future events.  See Note 21, Subsequent Events, of the Notes to Consolidated Financial Statements for further details.

Indemnification Obligations

Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the investigation of our historical stock option granting practices, related government investigation and shareholder litigation. These obligations arise under the terms of our certificate of incorporation, our bylaws, applicable contracts, and New Jersey law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. We are currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of our current and former directors, officers and employees. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policies that limits its exposure and enables it to recover a portion of any future amounts paid.

Intellectual Property Lawsuits

We protect our proprietary technology by applying for patents where appropriate and in other cases by preserving the technology, related know-how and information as trade secrets. The success and competitive position of our product lines is significantly impacted by our ability to obtain intellectual property protection for our R&D efforts.

We have, from time to time, exchanged correspondence with third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes. Additionally, on September 11, 2006, we filed a lawsuit against Optium Corporation (Optium) in the U.S. District Court for the Western District of Pennsylvania for patent infringement. In the suit, EMCORE and JDS Uniphase Corporation (JDSU) allege that Optium is infringing on U.S. patents 6,282,003 and 6,490,071 with its Prisma II 1550nm transmitters. On March 14, 2007, following denial of a motion to add additional claims to its existing lawsuit, EMCORE and JDSU filed a second patent suit in the same court against Optium alleging infringement of JDSU's patent 6,519,374 ("the '374 patent").  On March 15, 2007, Optium filed a declaratory judgment action against EMCORE and JDSU. Optium seeks in this litigation a declaration that certain products of Optium do not infringe the '374 patent and that the patent is invalid. The '374 patent is assigned to JDSU and licensed to EMCORE.

On December 20, 2007, the Company was served with a complaint in another declaratory relief action which Optium had filed in the Federal District Court for the Western District of Pennsylvania.  This action seeks to have U.S. patents 6,282,003 and 6,490,071 declared invalid or unenforceable because of certain conduct alleged to have occurred in connection with the grant of these patents.  These allegations are substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  The Company believes the allegations contained in this complaint are without merit and intends to contest them.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2007.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NASDAQ Global Market and is quoted under the symbol "EMKR". The reported closing sale price of our common stock on December 26, 2007 was $14.98 per share. As of December 26, 2007, we had approximately 205 shareholders of record.  Many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, and we are unable to estimate the number of these shareholders.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest sales prices for the Company’s common stock on the NASDAQ Global Market during each quarter of the two most recent fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2007 price range per share of common stock	$4.60 – $6.47	$3.84 – $ 5.89	$4.32 – $ 5.78	$5.45 – $ 9.91
Fiscal 2006 price range per share of common stock	$4.97 – $7.83	$6.93 – $10.67	$7.65 – $12.65	$5.56 – $10.11

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

The following graph and table compares the cumulative total shareholders’ return on the Company’s common stock for the five-year period from September 30, 2002 through September 30, 2007 with the cumulative total return on the NASDAQ Stock Market Index, the NASDAQ Electronic Components Stocks Index (SIC Code 3674) and the NASDAQ Computer Stocks Index.  The comparison assumes $100 was invested on September 30, 2002 in the Company’s common stock.  The Company did not declare, nor did it pay, any dividends during the comparison period.

	2002	2003	2004	2005	2006	2007

EMCORE Corporation	100.00	193.42	129.61	402.63	389.47	631.58
NASDAQ Composite	100.00	152.34	164.43	187.61	199.51	240.48
NASDAQ Electronic Components	100.00	193.88	156.49	186.07	175.35	210.04
NASDAQ Computer	100.00	158.14	156.01	180.45	191.05	235.29

Equity Compensation Plan Information

The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated herein by reference to Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6.	Selected Financial Data

The following selected consolidated financial data of EMCORE's five most recent fiscal years ended September 30, 2007 is qualified by reference to, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplementary Data under Item 8. The information set forth below is not necessarily indicative of results for future operations.  Significant transactions that affect the comparability of EMCORE’s operating results and financial condition include:

Financial Highlights:

Fiscal 2007:

•	In November 2006, EMCORE invested $13.5 million in WorldWater & Solar Technologies Corporation in return for convertible preferred stock and warrants.

•
In April 2007, EMCORE modified its convertible subordinated notes to resolve an alleged default event. The interest rate was increased from 5% to 5.5% and the conversion price was decreased from $8.06 to $7.01. EMCORE also repurchased $11.4 million of outstanding notes to reduce interest expense and share dilution.

•	In April 2007, EMCORE acquired privately-held Opticomm Corporation for $4.1 million in cash.

•	Fiscal 2007 operating expenses included:

▪	$10.6 million related to our review of historical stock option granting practices;

▪	$9.4 million related to our new terrestrial solar power division;

▪	$6.1 million related to non-recurring legal expenses; and,

▪	$2.8 million related to severance charges associated with facility closures and consolidation of operations.

Fiscal 2006:

•
In November 2005, EMCORE exchanged $14.4 million of convertible subordinated notes due in May 2006 for $16.6 million of newly issued convertible senior subordinated notes due May 15, 2011. As a result of this transaction, EMCORE recognized approximately $1.1 million in the first quarter of fiscal 2006 related to the early extinguishment of debt.

•	EMCORE received manufacturing equipment valued at $2.0 million less tax of $0.1 million as a final earn-out payment from Veeco in connection with the sale of the TurboDisc division.

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

•	EMCORE recorded approximately $2.2 million of impairment charges on goodwill and intellectual property associated with the June 2004 acquisition of Corona Optical Systems.

•	Fiscal 2006 operating expense included $1.3 million related to our review of historical stock option granting practices and $1.3 million related to our new terrestrial solar power division.

•	Other expense included a charge of $0.5 million associated with the write-down of the Archcom investment.

•	EMCORE recognized a provision for income taxes of $1.9 million from continuing operations for the year ended September 30, 2006.

Fiscal 2005:

•
SG&A expense included approximately $0.9 million in severance-related charges and $2.3 million of charges associated with the consolidation of EMCORE’s City of Industry, California location to Albuquerque, New Mexico.

•	EMCORE received a $12.5 million net earn-out payment from Veeco in connection with the 2003 sale of the TurboDisc division.

Fiscal 2004:

•
In November 2003, EMCORE sold its TurboDisc division to a subsidiary of Veeco Instruments, Inc. (Veeco). The results of operations of TurboDisc have been reclassified to discontinued operations for all periods presented. The net gain associated with the sale of the TurboDisc business totaled approximately $19.6 million.

•
In February 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of the convertible subordinated notes due in May 2006 for approximately $80.3 million of new convertible subordinated notes due May 15, 2011 and approximately 7.7 million shares of EMCORE common stock. The total net gain from debt extinguishment was $12.3 million.

•	SG&A expense included approximately $1.2 million in severance-related charges.

•	Other expense included a charge of $0.5 million associated with the write-down of the Archcom investment.

Fiscal 2003:

•
In December 2002, EMCORE purchased $13.2 million of convertible subordinated notes due in May 2006 at prevailing market prices for approximately $6.3 million. Total gain from debt extinguishment was $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million.

•	In January 2003, EMCORE purchased Ortel for $26.2 million in cash.

Selected Financial Data

Statements of Operations Data
For the fiscal years ended September 30
(in thousands, except per share data)

	2007	2006	2005	2004	2003

Product revenue	$148,334	$132,304	$106,556	$77,782	$48,396
Service revenue	21,272	11,229	8,801	4,103	2,456
Total revenue	169,606	143,533	115,367	81,885	50,852
Gross profit (loss)	30,368	25,952	19,302	4,473	(3,231)
Operating loss	(57,456)	(34,150)	(20,371)	(35,604)	(38,256)
(Loss) income from continuing operations	(58,722)	45,039	(24,685)	(28,376)	(40,149)
Income (loss) from discontinued operations	-	9,884	11,200	14,422	(3,389)
Net (loss) income	$(58,722)	$54,923	$(13,485)	$(13,954)	$(43,538)

Per share data:
(Loss) income from continuing operations:
Per basic share	$(1.15)	$0.91	$(0.52)	$(0.66)	$(1.09)
Per diluted share	$(1.15)	$0.87	$(0.52)	$(0.66)	$(1.09)

Balance Sheet Data
As of September 30
(in thousands)

	2007	2006	2005	2004	2003

Cash, cash equivalents and marketable securities	$41,226	$123,967	$40,175	$51,572	$28,439
Working capital	63,204	129,683	56,996	58,486	77,382
Total assets	234,736	287,547	206,287	213,243	232,439
Long-term liabilities	84,981	84,516	94,701	96,051	161,750
Shareholders’ equity	98,157	149,399	75,563	85,809	44,772

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

EMCORE Corporation (the “Company”, “we”, or “EMCORE”) is a leading provider of compound semiconductor-based components and subsystems for the broadband, fiber optic, satellite and terrestrial solar power markets.  We have two reporting segments: Fiber Optics and Photovoltaics.  EMCORE's Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  EMCORE's Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, EMCORE offers high-efficiency compound semiconductor-based gallium arsenide (“GaAs”) solar cells, covered interconnect cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, EMCORE offers Concentrating Photovoltaic Systems (“CPV”) for utility scale solar applications as well as offering its high-efficiency GaAs solar cells for use in solar power concentrator systems.  For specific information about our company, our products or the markets we serve, please visit our website at http://www.emcore.com.  We were established in 1984 as a New Jersey corporation.

Management Summary

Our principal objective is to maximize shareholder value by leveraging our expertise in advanced compound semiconductor-based technologies to be a leading provider of high-performance, cost-effective product solutions in each of the markets we serve.

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

With several strategic acquisitions and divestures in the past few years, EMCORE has developed a strong business focus and comprehensive product portfolios in two main sectors: Fiber Optics and Photovoltaics.

Fiber Optics

Our fiber optics products enable information that is encoded on light signals to be transmitted, routed (switched) and received in communication networks.  Our fiber optics products provide our customers with increased capacity to offer more services, at increased data transmission distance, speed and bandwidth with lower noise video receive and lower power consumption.  Our Fiber Optics segment primarily targets the following markets:

•
Cable Television (CATV) Networks- We are a market leader in providing radio frequency (RF) over fiber products for the CATV industry.  Our products are used in hybrid fiber coaxial (HFC) networks that enable cable service operators to offer multiple advanced services to meet the expanding demand for high-speed Internet, on-demand and interactive video and other advanced services, such as high-definition television (HDTV) and voice over IP (VoIP).

•
Fiber-To-The-Premises (FTTP) Networks-Telecommunications companies are increasingly extending their optical infrastructure to their customers’ location in order to deliver higher bandwidth services. We have developed and maintained customer qualified FTTP components and subsystem products to support plans by telephone companies to offer voice, video and data services through the deployment of new fiber-based access networks..

•
Data Communications Networks- We provide leading-edge optical components and transceiver modules for data applications that enable switch-to-switch, router-to-router and server-to-server backbone connections at aggregate speeds of 10 gigabits per second (G) and above.

•
Telecommunications Networks- Our leading-edge optical components and modules enable high-speed (up to an aggregate 40G) optical interconnections that drive advanced architectures in next-generation carrier class switching and routing networks.  Our products are used in equipment in the network core and key metro optical nodes of voice telephony and Internet infrastructures.

•
Satellite Communications (Satcom) Networks- We are a leading provider of optical components and systems for use in equipment that provides high-performance optical data links for the terrestrial portion of satellite communications networks.

•	Storage Area Networks- Our high performance optical components are also used in high-end data storage solutions to improve the performance of the storage infrastructure.

•
Video Transport- Our video transport product line offers solutions for broadcasting, transportation, IP television (IPTV), mobile video and security & surveillance applications over private and public networks. EMCORE’s video, audio, data and RF transmission systems serve both analog and digital requirements, providing cost-effective, flexible solutions geared for network reconstruction and expansion.

•
Defense and Homeland Security- Leveraging our expertise in RF module design and high-speed parallel optics, we provide a suite of ruggedized products that meet the reliability and durability requirements of the U.S. Government and defense markets.  Our specialty defense products include fiber optic gyro components used in precision guided munitions, ruggedized parallel optic transmitters and receivers, high-frequency RF fiber optic link components for towed decoy systems, optical delay lines for radar systems, EDFAs, terahertz spectroscopy systems and other products.

•
Consumer Products- We extend our optical technology into the consumer market by integrating our VCSELs into optical computer mice and ultra short data links.  We are in production with customers on several products and currently qualifying our products with additional customers.  An optical computer mouse with laser illumination is superior to LED-based illumination in that it reveals surface structures that a LED light source cannot uncover. VCSELs enable computer mice to track with greater accuracy, on more surfaces and with greater responsiveness than existing LED-based solutions.

Photovoltaics

We believe our high-efficiency compound semiconductor-based multi-junction solar cell products provide our customers with compelling cost and performance advantages over traditional silicon-based solutions.  These include higher solar cell efficiency allowing for greater conversion of light into electricity, an increased ability to benefit from use in solar concentrator systems, ability to withstand high heat environments and reduced overall footprint.  Our Photovoltaics segment primary targets the following markets:

•
Satellite Solar Power Generation.  We are a leader in providing solar power generation solutions to the global communications satellite industry and U.S. Government space programs.  A satellite’s operational success and corresponding revenue depend on its available power and its capacity to transmit data. We manufacture advanced compound semiconductor-based solar cell and solar panel products, which are more resistant to radiation levels in space and generate substantially more power from sunlight than silicon-based solutions.  Space power systems using our multi-junction solar cells weigh less per unit of power than traditional silicon-based solar cells. These performance characteristics increase satellite useful life, increase satellites’ transmission capacity and reduce launch costs.  Our products provide our customers with higher light to power conversion efficiency for reduced size and launch costs; higher radiation tolerance; and longer lifetime in harsh space environments.  We design and manufacture multi-junction compound semiconductor-based solar cells for both commercial and military satellite applications. We currently manufacture and sell one of the most efficient and reliable, radiation resistant advanced triple-junction solar cells in the world, with an average "beginning of life" efficiency of 28.5%.  In May 2007, EMCORE announced that it has attained solar conversion efficiency of 31% for an entirely new class of advanced multi-junction solar cells optimized for space applications.  EMCORE is also the only manufacturer to supply true monolithic bypass diodes for shadow protection, utilizing several EMCORE patented methods. EMCORE also provides covered interconnect cells (CICs) and solar panel lay-down services, giving us the capability to manufacture complete solar panels. We can provide satellite manufacturers with proven integrated satellite power solutions that considerably improve satellite economics. Satellite manufacturers and solar array integrators rely on EMCORE to meet their satellite power needs with our proven flight heritage.

•
Terrestrial Solar Power Generation.  Solar power generation systems use photovoltaic cells to convert sunlight to electricity and have been used in space programs and, to a lesser extent, in terrestrial applications for several decades.  The market for terrestrial solar power generation solutions has grown significantly as solar power generation technologies improve in efficiency, as global prices for non-renewable energy sources (i.e., fossil fuels) continue to rise, and as concern has increased regarding the effect of carbon emissions on global warming. Terrestrial solar power generation has emerged as one of the most rapidly expanding renewable energy sources due to certain advantages solar power holds over other energy sources, including reduced environmental impact, elimination of fuel price risk, installation flexibility, scalability, distributed power generation (i.e., electric power is generated at the point of use rather than transmitted from a central station to the user), and reliability. The rapid increase in demand for solar power has created a growing need for highly efficient, reliable and cost-effective solar power concentrator systems.

EMCORE has adapted its high-efficiency compound semiconductor-based GaAs solar cell products for terrestrial applications, which are intended for use with solar concentrator systems in utility-scale installations.  In August 2007, EMCORE announced that it has obtained 39% peak conversion efficiency on its terrestrial concentrating solar cell products currently in volume production.  This compares favorably to typical efficiency of 15-21% on silicon-based solar cells and 35% for competing multi-junction concentrating solar cells. We believe that solar concentrator systems assembled using our compound semiconductor-based solar cells will be competitive with silicon-based solar power generation systems because they are more efficient and, when combined with the advantages of concentration, we believe will result in a lower cost of power generated.  Our multi-junction solar cell technology is not subject to silicon shortages, which have led to increasing prices in the raw materials required for silicon-based solar cells. While the terrestrial power generation market is still developing, we have already fulfilled production orders for one solar concentrator company, and provided samples to several others, including major system manufacturers in Europe and Asia.

We are committed to the ongoing evaluation of strategic opportunities that can expand our addressable markets and strengthen our competitive position. Where appropriate, we will acquire additional products, technologies, or businesses that are complementary to, or broaden the markets in which we operate. We plan to pursue strategic acquisitions, investments, and partnerships to increase revenue and allow for higher overhead absorption that will improve our gross margins.

Recent investments and strategic partnerships include:

•
In November 2006, EMCORE invested $13.5 million in WorldWater & Solar Technologies Corporation (“WorldWater”, OTC BB: WWAT.OB) a leader in solar electric engineering, water management solutions and solar energy installations and products.  This investment represents EMCORE’s first tranche of its intended $18.0 million investment, in return for convertible preferred stock and warrants of WorldWater.  At September 30, 2007, EMCORE held an approximately 21% equity ownership in WorldWater.

•
Also in November 2006, EMCORE and WorldWater announced the formation of a strategic alliance and supply agreement under which EMCORE will be the exclusive supplier of high-efficiency multi-junction solar cells, assemblies and concentrator subsystems to WorldWater with expected revenue up to $100.0 million by November 2009.

Please refer to Risk Factors under Item 1A and Financial Statements and Supplemental Data under Item 8 for further discussion of these transactions.

Recent acquisitions include:

•
On December 17, 2007, EMCORE entered into an Asset Purchase Agreement with Intel Corporation (“Seller”).  Under the terms of the Agreement, EMCORE will purchase certain of the assets of Seller and its subsidiaries relating to the telecom portion of Seller’s Optical Platform Division for a purchase price of $85million, as adjusted based on an inventory true-up, plus specifically assumed liabilities.  The purchase price will be paid $75 million in cash and $10 million in cash or common stock of EMCORE, at our option.  The Agreement contains termination rights for both EMCORE and Seller including a provision allowing either party to terminate the Agreement if the transaction has not been consummated by June 18, 2008.

•
On April 13, 2007, EMCORE acquired privately-held Opticomm Corporation, of San Diego, California, including its fiber optic video, audio and data networking business, technologies, and intellectual property.  EMCORE paid $4.2 million initial consideration, less $0.1 million cash received at acquisition, for all of the shares of Opticomm. EMCORE also agreed to an additional earn-out payment based on Opticomm's 2007 revenue. EMCORE management anticipates that this transaction will provide approximately $7.0 million of revenue for calendar year 2007, and upon integration will be operationally profitable. In 2006, Opticomm generated revenue of $6.3 million. Founded in 1986, Opticomm is one of the leading specialists in the field of fiber optic video, audio and data networking for the commercial, governmental and industrial sectors. Its flagship product is the Optiva platform, a complete line of transmission systems built to address the primary optical communication requirements of the following markets: broadcast and media, security and surveillance, healthcare, traffic and rail, and government and military.

•
On January 12, 2006, EMCORE purchased K2 Optronics, Inc. (“K2”), a privately-held company located in Sunnyvale, CA.   EMCORE, an investor in K2, paid approximately $4.1 million in EMCORE common stock, and paid approximately $0.7 million in transaction-related expenses, to acquire the remaining part of K2that EMCORE did not already own. Prior to the transaction EMCORE owned a 13.6% equity interest in K2 as a result of a $1.0 million investment that EMCORE made in K2 in October 2004. In addition, K2was a supplier to EMCORE of analog external cavity lasers for CATV applications.

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

EMCORE is committed to achieving profitability by increasing revenue through the introduction of new products, reducing our cost structure and lowering the breakeven points of our product lines.  We have significantly streamlined our manufacturing operations by focusing on core competencies to identify cost efficiencies. Where appropriate, we transferred the manufacturing of certain product lines to low-cost contract manufacturers when we can lower costs and maintain quality and reliability.

In May 2007, EMCORE announced the opening of a new manufacturing facility in Langfang, China. Our new company, Langfang EMCORE Optoelectronics Co. Ltd., is located approximately 30 miles southeast of Beijing and currently occupies a space of 22,000 square feet with a Class-10,000 clean room for optoelectronic device packaging.  Another 60,000 square feet is available for future expansion.  We have begun the transfer of our most cost sensitive optoelectronic devices to this facility.  This facility, along with a strategic alignment with our existing contract manufacturing partners, should enable us to improve our cost structure and gross margins. We also expect to develop and provide improved service to our global customers using a local presence in Asia.

EMCORE’s restructuring programs are designed to further reduce the number of manufacturing facilities, in addition to the divesture or exit from selected businesses and product lines that were not strategic and/or were not capable of achieving desired revenue or profitability goals.

Recent divestitures and facility consolidations include:

•
In August 2007, we announced the consolidation of our North American fiber optics engineering and design centers into our main operating sites. EMCORE's engineering facilities in Virginia, Illinois, and Northern California have been consolidated into larger manufacturing sites in Albuquerque, New Mexicoand Alhambra, California. The consolidation of these engineering sites should allow EMCORE to leverage resources within engineering, new product introduction, and customer service.

•	In October 2006, we announced the relocation of our corporate headquarters from Somerset, New Jerseyto Albuquerque, New Mexico.

•
In October 2006, we consolidated our solar panel operations into our state-of-the-art manufacturing facility located in Albuquerque, New Mexico. The establishment of a modern solar panel manufacturing facility, adjacent to our solar cell fabrication operations, facilitates consistency as well as reduces manufacturing costs.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Management develops estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the best information available. EMCORE’s reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. EMCORE's most significant estimates relate to accounts receivable, inventory, goodwill, intangibles, other long-lived assets, warranty accruals, revenue recognition, and valuation of stock-based compensation.

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

Valuation of Inventory. Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method. EMCORE reserves against inventory once it has been determined that: (i) conditions exist that may not allow the inventory to be sold for its intended purpose, (ii) the inventory’s value is determined to be less than cost, or (iii) the inventory is determined to be obsolete. The charge related to inventory reserves is recorded as a cost of revenue. The majority of the inventory reserves are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where EMCORE sells previously reserved inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. EMCORE does not track the selling price of individual raw material components that have been previously reserved for or written off, since such raw material components usually are an insignificant portion of the resultant finished product and related sales price. EMCORE evaluates inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management. We have incurred, and may in the future incur, charges to reserve for and write-down our inventory. While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet, if market conditions are less favorable than our forecasts, our future sales mix differs from our forecasted sales mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory reserves.

Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. Other intangible assets consist primarily of intellectual property that has been internally developed or purchased. Purchased intangible assets include existing and core technology, trademarks and trade names, and customer base and contracts. Intangible assets are amortized using the straight-lined method over estimated useful lives ranging from one to fifteen years.

EMCORE evaluates its goodwill and intangible assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The determination as to whether a write-down of goodwill or intangible assets is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill or intangible assets are attributed.   As of December 31, 2006, 2005 and 2004, EMCORE tested for impairment of its goodwill and intangible assets.  In accordance with Statement of Financial Accounting Standard (“SFAS”) 142, Goodwill and Other Intangible Assets, the fair value of the reporting units was determined by using a valuation technique based on each reporting unit’s multiples of revenue. Based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value.

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

Distributors- EMCORE uses a number of distributors around the world. In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, EMCORE recognizes revenue upon shipment of product to these distributors. Title and risk of loss pass to the distributors upon shipment, and our distributors are contractually obligated to pay EMCORE on standard commercial terms, just like our other direct customers. EMCORE does not sell to its distributors on consignment and, except in the event of product discontinuance, does not give distributors a right of return.

Solar Panel Contracts - EMCORE records revenue from certain solar panel contracts using the percentage-of-completion method. Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract. If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated. EMCORE has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. EMCORE uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenue, and contract costs. Estimates are revised as additional information becomes available.

Government R&D Contracts - R&D contract revenue represents reimbursement by various U.S. Government entities, or their contractors, to aid in the development of new technology. The applicable contracts generally provide that EMCORE may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the U.S. Government to practice the inventions for governmental purposes. The R&D contract funding may be based on a cost-plus, cost reimbursement, or a firm fixed price arrangement. The amount of funding under each R&D contract is determined based on cost estimates that include both direct and indirect costs. Cost-plus funding is determined based on actual costs plus a set margin. As we incur costs under cost reimbursement type contracts, we record revenue. Contract costs include material, labor, special tooling and test equipment, subcontracting costs, as well as an allocation of indirect costs. An R&D contract is considered complete when all significant costs have been incurred, milestones have been reached, and any reporting obligations to the customer have been met. Government contract revenue is primarily recognized as service revenue.

EMCORE also has certain cost-sharing R&D arrangements.  Under such arrangements in which the actual costs of performance are divided between the U.S. Government and EMCORE, no revenue is recorded and the Company’s R&D expense is reduced for the amount of the cost-sharing receipts.

The U.S. Government may terminate any of our government contracts at their convenience as well as for default based on our failure to meet specified performance measurements. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. Government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. Government can also hold us liable for damages resulting from the default.

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

Stock-Based Compensation.  The Company uses the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair-value of stock-based awards under SFAS 123(R), Share-Based Payment (revised 2004). The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and accordingly prior periods were not restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on October 1, 2005, the first day of the Company’s fiscal year 2006. For purposes of pro forma disclosure, stock-based compensation expense for awards granted prior to October 1, 2005 is measured on the grant-date fair-value as determined under the provisions of SFAS 123.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. EMCORE’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on EMCORE’s historical stock prices. See Note 4, Equity, of the Notes to Consolidated Financial Statements for further details.

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

Business Segments, Geographic Revenue, Significant Customers and Backlog

EMCORE has two reporting segments: Fiber Optics and Photovoltaics.  EMCORE's Fiber Optics revenue is derived primarily from sales of optical components and subsystems for CATV, FTTP, enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers, and satellite communications data links.  EMCORE's Photovoltaics revenue is derived primarily from the sales of solar power conversion products for the space and terrestrial markets, including solar cells, covered interconnect solar cells, solar panel concentrator solar cells and Concentrating Photovoltaic Systems (“CPV”) receiver assemblies. EMCORE evaluates its reportable segments in accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information. EMCORE’s Chief Executive Officer is EMCORE’s Chief Operating Decision Maker pursuant to SFAS 131, and he allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results and other non-GAAP financial ratios.

The following tables set forth the revenue and percentage of total revenue attributable to each of EMCORE's reporting segments for the fiscal years ended September 30, 2007, 2006 and 2005.

Segment Revenue
(in thousands)

	2007		2006		2005
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Fiber Optics	$110,377	65%	$104,852	73%	$81,960	71%
Photovoltaics	59,229	35	38,681	27	33,407	29
Total revenue	$169,606	100%	$143,533	100%	$115,367	100%

The following tables set forth EMCORE's consolidated revenue by geographic region for the fiscal years ended September 30, 2007, 2006 and 2005. Revenue was assigned to geographic regions based on our customers’ or contract manufacturers’ billing address.

Geographic Revenue
(in thousands)

	2007		2006		2005
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
North America	$124,032	73%	$109,614	76%	$95,723	83%
Asia	34,574	20	28,537	20	13,725	12
Europe	10,821	7	4,152	3	5,916	5
South America	134	-	1,230	1	3	-
Australia	45	-	-	-	-	-
Total revenue	$169,606	100%	$143,533	100%	$115,367	100%

Customer A and Customer B accounted for 13% and 11% of our total consolidated revenue in fiscal 2007. Customer C accounted for 12% of our total consolidated revenue in fiscal 2006.  Customer A accounted for 22% of our total consolidated revenue in fiscal 2005. The revenue from Customers A and C is related to the fiber optics segment and the revenue from Customer B is related to the photovoltaics segment.

As of September 30, 2007, we had an order backlog based on future billings of approximately $149 million as compared to a backlog of approximately $48 million from the prior year.  The September 30, 2007 order backlog is comprised of $127 million for our Photovoltaics segment and $22 million for our Fiber Optics segment.  Within our Photovoltaics segment, $57 million relates to our satellite solar power business and $70 million relates to our terrestrial solar power business.  The significant increase in order backlog is attributable to the receipt of long-term photovoltaics-related sales contracts, of which approximately $45 million is scheduled for shipment after calendar year 2008.

EMCORE had been engaged in a multi-year cost reimbursable solar cell development and production contract for a major U.S.aerospace corporation. It was previously reported that the contract would exceed $40.0 million in development and production revenue over the next several years.  Although we recognized significant revenue for this program during fiscal 2007, our customer notified us in August 2007 that their program had been terminated for convenience by the U.S. Government.  We adjusted our order backlog accordingly and this will have no effect on our fiscal 2008 revenue guidance.  In fiscal 2008, we expect to recognize additional revenue from this program related to contract termination costs.  We also expect revenue in fiscal 2008 from a new U.S. Government contract that has similar technical contract requirements.

A majority of our fiber optics products typically ship within the same quarter as when the purchase order is received; therefore, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

The following table sets forth operating losses attributable to each EMCORE operating segment for the fiscal years ended September 30, 2007, 2006 and 2005.

Statement of Operations Data
(in thousands)	2007	2006	2005
Operating loss by segment:
Fiber Optics	$(25,877)	$(18,950)	$(13,884)
Photovoltaics	(11,202)	(8,365)	(4,348)
Corporate	(20,377)	(6,835)	(2,139)
Operating loss	(57,456)	(34,150)	(20,371)

Total other expenses (income)	1,266	(81,041)	4,314

(Loss) income from continuing operations before income taxes	(58,722)	46,891	(24,685)

Provision for income taxes	-	1,852	-

(Loss) income from continuing operations	$(58,722)	$45,039	$(24,685)

On October 1, 2005, EMCORE adopted SFAS 123(R) and incurred stock-based compensation expense in its results of operations, which was distributed as follows:

Stock-based Compensation Expense For the fiscal year ended September 30, 2007 (in thousands)	Cost of Revenue	SG&A	R&D	Total
Fiber Optics	$1,071	$2,369	$1,093	$4,533
Photovoltaics	364	670	372	1,406

Total stock-based compensation expense	$1,435	$3,039	$1,465	$5,939

Stock-based Compensation Expense For the fiscal year ended September 30, 2006 (in thousands)	Cost of Revenue	SG&A	R&D	Total
Fiber Optics	$893	$1,593	$1,135	$3,621
Photovoltaics	242	661	203	1,106

Total stock-based compensation expense from continuing operations	1,135	2,254	1,338	4,727

Discontinued operations (1)	-	-	-	267

Total stock-based compensation expense	$1,135	$2,254	$1,338	$4,994
______________________
(1) See Note 8 “Discontinued Operations and Restructuring Charges” in Notes to the Consolidated Financial Statements.

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each operating segment as of September 30, 2007 and 2006 are as follows:

Long-lived Assets (in thousands)	2007	2006

Fiber Optics	$56,816	$57,817
Photovoltaics	46,706	42,087
Corporate	-	22
Total long-lived assets	$103,522	$99,926

In fiscal 2007, all assets from our former corporate headquarters in New Jerseywere written off and/or fully depreciated.

Results of Operations

The following table sets forth the consolidated statements of operations data of EMCORE expressed as a percentage of total revenue for the fiscal years ended September 30, 2007, 2006, and 2005.

STATEMENT OF OPERATIONS DATA

	2007	2006	2005
Product revenue	87.5%	92.2%	92.4%
Service revenue	12.5	7.8	7.6
Total revenue	100.0	100.0	100.0

Cost of product revenue	73.3	75.4	77.1
Cost of service revenue	8.7	6.5	6.2
Total cost of revenue	82.0	81.9	83.3
Gross profit	18.0	18.1	16.7

Operating expenses:
Selling, general and administrative	34.1	26.6	20.1
Research and development	17.8	13.7	14.3
Impairment of goodwill and intellectual property	-	1.6	-
Total operating expenses	51.9	41.9	34.4

Operating loss	(33.9)	(23.8)	(17.7)

Other (income) expense:
Interest income	(2.4)	(0.9)	(0.9)
Interest expense	2.9	3.7	4.1
Loss from convertible subordinated notes exchange offer	-	0.8	-
Loss from early redemption of convertible subordinated notes	0.3	-	-
Gain from insurance proceeds	(0.2)	-	-
Impairment of investment	-	0.3	-
Loss on disposal of property, plant and equipment	0.1	0.3	0.4
Net gain on sale of GELcore investment	-	(61.3)	-
Equity in net loss of GELcore investment	-	0.4	0.1
Equity in net loss of Velox investment	-	0.2	-
Foreign exchange gain	-	-	-
Total other (income) expenses	0.7	(56.5)	3.7

Income (loss) from continuing operations before income taxes	(34.6)	32.7	(21.4)

Provision for income taxes	-	1.3	-

Income (loss) from continuing operations	(34.6)	31.4	(21.4)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	-	0.3	(1.1)
Gain on disposal of discontinued operations, net of tax	-	6.6	10.8
Income from discontinued operations	-	6.9	9.7

Net income (loss)	(34.6)%	38.3%	(11.7)%

Comparison of Fiscal Years Ended September 30, 2007and 2006

EMCORE sold its Electronic, Materials and Device (“EMD”) division in August 2006.  All financial information in fiscal 2006 that related to this division has been excluded from operations for comparison of financial performance.

Consolidated Revenue

EMCORE’s consolidated revenue increased $26.1 million or 18% to $169.6 million from $143.5 million, as reported in the prior year. International sales increased $11.7 million or 34%, when compared to the prior year. Government contract revenue, which is primarily service revenue, increased $10.8 million or 97% to $21.9 million from $11.1 million, as reported in the prior year. A comparison of revenue achieved at each of EMCORE’s reporting segments follows:

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

Annual fiber optics revenue increased $5.5 million or 5% to $110.4 million from $104.9 million, as reported in the prior year. On a quarterly basis, fiscal 2007 revenue was $25.3 million, $26.2 million, $27.6 million and $31.3 million. On a quarterly basis, fiscal 2006 revenue was $25.0 million, $25.9 million, $26.0 million and $28.0 million.  The annual increase in revenue is primarily due to recent acquisitions and a significant increase in the demand for our CATV products, satellite communications, telecommunications and FTTP components. Also, despite higher revenue for this segment, revenue from our legacy products that serve the digital fiber optics sector were lower than last year due to customer inventory management and increased competition.  The communications industry in which we participate continues to be dynamic. The driving factor is the competitive environment that exists between cable operators, telephone companies, and satellite and wireless service providers. Each are rapidly investing capital to deploy a converging multi-service network capable of delivering “triple play services”, i.e. video, voice and data content, bundled as a service provided by a single communication provider. As a market leader in RF transmission over fiber products for the CATV industry, EMCORE enables cable companies to offer multiple forms of communications to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other new services (such as HDTV and VoIP). Television is also undergoing a major transformation, as the U.S. Government requires television stations to broadcast exclusively in digital format, abandoning the analog format used for decades. Although the transition date for digital transmissions is not expected for several years, the build-out of these television networks has already begun. To support the telephone companies plan to offer competing video, voice and data services through the deployment of new fiber-based systems, EMCORE has developed and maintains customer qualified FTTP components and subsystem products. Our CATV and FTTP products include broadcast analog and digital fiber optic transmitters, quadrature amplitude modulation (QAM) transmitters, video receivers, and passive optical network (PON) transceivers.  Government contract revenue in fiscal 2007 and 2006 totaled $1.5 million and $1.9 million, respectively.  Fiber optics revenue represented 65% and 73% of EMCORE's total consolidated revenue for fiscal 2007 and 2006, respectively.

Photovoltaics

EMCORE is a leader in providing solar power generation solutions to the global communications satellite industry and U.S. Government space programs.  EMCORE manufactures advanced compound semiconductor-based solar cell products and solar panels, which are more resistant to radiation levels in space and convert substantially more power from sunlight than silicon-based solutions. EMCORE’s Photovoltaics segment designs and manufactures multi-junction compound semiconductor-based solar cells for both commercial and military satellite applications.

Customers for the Photovoltaics segment include Boeing, General Dynamics, Green and Gold Energy, Indian Space Research Organization (“ISRO”), Lockheed Martin, and Space Systems/Loral.

Annual photovoltaics revenue increased $20.5 million or 53% to $59.2 million from $38.7 million, as reported in the prior year. On a quarterly basis, fiscal 2007 revenue was $13.2 million, $13.4 million, $16.8 million and $15.8 million. On a quarterly basis, fiscal 2006 revenue was $10.7 million, $10.3 million, $10.4 million and $7.3 million.  In fiscal 2007, our Photovoltaics division continued to experience increased demand for its space and terrestrial solar cells, solar panels and U.S. Government-related research contracts.  Revenue for the quarter ended September 30, 2006 was reduced because EMCORE did not receive export licenses covering three international satellite programs in time to ship product.  Subsequently, EMCORE received license approvals on all three of the programs and the delayed orders were shipped to the customers in the first quarter of fiscal 2007. EMCORE is currently required to obtain approvals from the Department of State in order to export certain satellite photovoltaic products. Government contract revenue totaled $20.4 million and $9.2 million in fiscal 2007 and 2006, respectively.  Photovoltaics revenue represented 35% and 27% of EMCORE's total consolidated revenue for fiscal 2007 and 2006, respectively.

We see additional areas for growth resulting from the joint venture between ISRO and EADS Astrium for the manufacture of GEO communication satellites. EMCORE is a leading supplier of solar cell products to ISRO, and we anticipate increased activity with that customer. Government and military procurement remains steady, and we have recently been awarded solar panel government contracts for military and science missions, and this represents an expansion of our customer base.

EMCORE had been engaged in a multi-year cost reimbursable solar cell development and production contract for a major U.S.aerospace corporation. It was previously reported that the contract would exceed $40.0 million in development and production revenue over the next several years.  Although we recognized significant revenue for this program during fiscal 2007, our customer notified us in August 2007 that their program had been terminated for convenience by the U.S. Government.  We adjusted our order backlog accordingly and this will have no effect on our fiscal 2008 revenue guidance.  In fiscal 2008, we expect to recognize additional revenue from this program related to contract termination costs.  We also expect revenue in fiscal 2008 from a new U.S. Government contract that has similar technical contract requirements.

In August 2007, EMCORE was awarded a follow-on production order from Green and Gold Energy (GGE) for three million solar cells for use in GGE's SunCubeTM terrestrial concentrator system. This 105 MW purchase order represents a follow-on order to an initial 5 MW order placed earlier in 2007. All hardware ordered under this contract is to be shipped by December 2008.

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

Gross Profit

Gross profit increased $4.4 million or 17% to $30.4 million from $26.0 million in the prior year. Compared to the prior year, gross margins remained constant at 18%. On a segment basis, margins for Fiber Optics decreased slightly from 20% to 19% primarily due to unabsorbed overhead as a result of lower revenue from our legacy products that serve the digital fiber optics sector.  Margins for the Photovoltaics segment increased from 12% to 17%.  This increase was due to increased revenues and improved product mix, a shift to generally higher margin products along with higher overhead absorption. In October 2006, EMCORE consolidated its solar panel manufacturing into a state-of-the-art facility located in Albuquerque, New Mexico.  The establishment of a modern solar panel manufacturing facility, adjacent to our solar cell fabrication operations, facilitates consistency, as well as reduces manufacturing costs.

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
On October 1, 2005, EMCORE adopted SFAS 123(R) and incurred stock-based compensation expense as more fully described in Note 4, Equity, of the Notes to Consolidated Financial Statements.  In fiscal 2007 and 2006, gross profit included $1.4 million and $1.1 million of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R), respectively.

Operating Expenses

Selling, General and Administrative.  SG&A expenses increased $19.6 million or 51% to $57.8 million from $38.2 million in the prior year.  Consistent with prior years, SG&A expense includes corporate overhead expenses.  As a percentage of revenue, SG&A increased from 27% to 34%. The increase in SG&A expense is primarily due to:

•	professional fees incurred of $10.6 million associated with our review of historical stock option granting practices;
•	non-recurring legal expenses and restructuring and severance-related charges associated with facility closures and consolidation of operations that totaled $6.1 million and 2.8 million, respectively; and
•	continued investment in personnel strategic to our business.

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

R&D expenses increased $10.3 million or 52% to $30.0 million from $19.7 million in the prior year. The increase in R&D is due to $7.9 million of R&D expenses incurred at our new terrestrial solar power division.  As a percentage of revenue, R&D increased to 18% from 14% reported in prior period.  We believe that recently completed R&D projects have the potential to greatly improve our competitive position and drive revenue growth in the next few years.

As part of the ongoing effort to cut costs, many of our projects are to develop lower cost versions of our existing products and of our existing processes, while improving quality. Also, we have implemented a program to focus research and product development efforts on projects that we expect to generate returns within one year. As a result, over the last several years, EMCORE has reduced overall R&D costs as a percentage of revenue without, we believe, jeopardizing future revenue opportunities. Our technology and product leadership is an important competitive advantage. Driven by current and anticipated demand, we will continue to invest in new technologies and products that offer our customers increased efficiency, higher performance, improved functionality, and/or higher levels of integration.  In fiscal 2008, we expect R&D spending as a percentage of revenue to decrease after our second-generation concentrator photovoltaic (“CPV”) system is transferred from R&D to production.

Other Income & Expenses

Loss from Convertible Subordinated Notes Exchange Offer. In November 2005, EMCORE exchanged $14.4 million of convertible subordinated notes due in May 2006 for $16.6 million of newly issued convertible subordinated notes due May 15, 2011. As a result of this transaction, EMCORE recognized approximately $1.1 million of expense in the first quarter of fiscal 2006 related to the early extinguishment of debt. EMCORE will also incur additional expense of approximately $1.1 million over the life of the subordinated notes, which will be charged to interest expense. This charge will increase interest expense by approximately $50,000 per quarter through May 2011, the maturity date of the convertible subordinated notes.

Loss from Early Redemption of Convertible Subordinated Notes.  In April 2007, EMCORE redeemed $11.4 million of convertible subordinated notes due in May 2011. As a result of this transaction, EMCORE recognized a loss of approximately $0.6 million in the third quarter of fiscal 2007 related to the redemption of debt.

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

Provision for Income Taxes

As a result of its losses, the Company did not incur any income tax expense in fiscal 2007. EMCORE recorded a provision for income taxes totaling $1.9 million in connection with the gain on the sale of GELcore in fiscal 2006.  See Note 17, Income Taxes, of the Notes to Consolidated Financial Statements for further discussion of the financial tax impact of the sale of GELcore.

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

In November 2003, EMCORE sold its TurboDisc division in an asset sale to a subsidiary of Veeco Instruments Inc. (Veeco). The selling price was $60.0 million in cash at closing, with a potential additional earn-out up to $20.0 million over the next two years, calculated based on the net sales of TurboDisc products. In March 2005, EMCORE received $13.2 million of earn-out payment from Veeco in connection with its first year of net sales of TurboDisc products. After offsetting this receipt against expenses related to the discontinued operation, EMCORE recorded a net gain from the disposal of discontinued operations of $12.5 million. In March 2006, EMCORE received manufacturing equipment valued at  $2.0 million less $0.1 million tax as a final earn-out payment from Veeco in connection with Veeco’s second year of net sales of TurboDisc products.  The cumulative additional earn-out totaled $15.2 million or 76% of the maximum available payout of $20.0 million.

Comparison of Fiscal Years Ended September 30, 2006and 2005

EMCORE sold its EMD division in August 2006.  All financial information that related to this division has been excluded from operations for comparison of financial performance.

Consolidated Revenue

EMCORE’s consolidated revenue increased $28.1 million or 24% to $143.5 million from $115.4 million, as reported in the prior year. International sales increased $14.3 million or 73%, when compared to the prior year. Government contract revenue, which is primarily service revenue,  increased $1.7 million or 18% to $11.1 million from $9.4 million, as reported in the prior year. A comparison of revenue achieved at each of EMCORE’s reporting segments follows:

Fiber Optics

Annual fiber optics revenue increased $22.9 million or 28% to $104.9 million from $82.0 million, as reported in the prior year. On a quarterly basis, fiscal 2006 revenue was $25.0 million, $25.9 million, $26.0 million and $28.0 million. On a quarterly basis, fiscal 2005 revenue was $17.7 million, $19.0 million, $21.1 million and $24.2 million.  The annual increase in revenue is primarily due to recent acquisitions and a significant increase in the demand for our 10G products, satellite communications, telecommunications and FTTP components as well as CATV.  Government contract revenue in fiscal 2006 totaled $1.9 million. There was no government contract revenue for fiber optics products in fiscal 2005. Fiber optics revenue represented 73% and 71% of EMCORE's total consolidated revenue for fiscal 2006 and 2005, respectively.

Photovoltaics

Annual photovoltaics revenue increased $5.3 million or 16% to $38.7 million from $33.4 million, as reported in the prior year. On a quarterly basis, fiscal 2006 revenue was $10.7 million, $10.3 million, $10.4 million and $7.3 million. On a quarterly basis, fiscal 2005 revenue was $7.5 million, $7.8 million, $8.8 million and $9.3 million.  Revenue for the quarter ended September 30, 2006 was reduced because EMCORE did not receive export licenses covering three international satellite programs in time to ship product.  Subsequently, EMCORE received license approvals on all three of the programs and the delayed orders were shipped to the customers in the first quarter of fiscal 2007. Government contract revenue totaled $9.2 million and $9.4 million in fiscal 2006 and 2005, respectively.  Photovoltaics revenue represented 27% and 29% of EMCORE's total consolidated revenue for fiscal 2006 and 2005, respectively.

Gross Profit

Gross profit increased $6.7 million or 35% to $26.0 million from $19.3 million in the prior year. Compared to the prior year, gross margins increased from 16.7% to 18.1%. On a segment basis, margins for Fiber Optics increased from 18% to 21% primarily from the increase in sales volume and savings from our manufacturing cost reduction program offset slightly from declining average selling prices.  Margins for the Photovoltaics segment decreased from 14% to 13%.  This decrease was due to product mix shift to generally lower margin products and higher overhead absorption variances as EMCORE consolidated its solar panel operations into a state-of-the-art facility located in Albuquerque, New Mexico.  On October 1, 2005, EMCORE adopted SFAS 123(R) and incurred stock-based compensation expense in cost of revenues of approximately $1.1 million.

Operating Expenses

Selling, General and Administrative.  SG&A expenses increased $15.0 million or 65% to $38.2 million from $23.2 million in the prior year.  Consistent with prior years, SG&A expense includes corporate overhead expenses.  As a percentage of revenue, SG&A increased from 20% to 27%. The increase in SG&A expense is primarily due to:

•	acquisitions of Phasebridge Inc., Force Inc., and K2 Optronics, Inc.;
•	a related-party partial loan forgiveness to our Chief Executive Officer that totaled approximately $2.7 million;
•	stock-based compensation expense totaling $2.3 million in 2006;
•	professional fees incurred of $1.3 million associated with our review of historical stock option granting practices;
•	expenses associated with the move of our solar panel manufacturing facility to Albuquerque, New Mexico;
•	Sarbanes-Oxley, in particular Section 404, compliance expense; and
•	continued investment in personnel strategic to our business.

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

Impairment.  EMCORE recorded approximately $2.2 million of impairment charges on goodwill and intellectual property associated with the June 2004 acquisition of Corona Optical Systems, as more fully described in Note 9, Impairment, of the Notes to Consolidated Financial Statements.

Other Income & Expenses

Loss from Convertible Subordinated Notes Exchange Offer. In November 2005, EMCORE exchanged $14.4 million of convertible subordinated notes due in May 2006 for $16.6 million of newly issued convertible subordinated notes due May 15, 2011. As a result of this transaction, EMCORE recognized approximately $1.1 million of expense in the first quarter of fiscal 2006 related to the early extinguishment of debt.

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

Provision for Income Taxes

EMCORE recorded a provision for income taxes totaling $1.9 million in connection with the gain on the sale of GELcore.  As a result of its losses, the Company did not incur any income tax expense in fiscal 2005.  See Note 17, Income Taxes, of the Notes to Consolidated Financial Statements for further discussion of the financial tax impact of the sale of GELcore.

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

In November 2003, EMCORE sold its TurboDisc division in an asset sale to a subsidiary of Veeco Instruments Inc. (Veeco). The selling price was $60.0 million in cash at closing, with a potential additional earn-out up to $20.0 million over the next two years, calculated based on the net sales of TurboDisc products. In March 2005, EMCORE received $13.2 million of earn-out payment from Veeco in connection with its first year of net sales of TurboDisc products. After offsetting this receipt against expenses related to the discontinued operation, EMCORE recorded a net gain from the disposal of discontinued operations of $12.5 million. In March 2006, EMCORE received manufacturing equipment valued at  $2.0 million less $0.1 million tax as a final earn-out payment from Veeco in connection with Veeco’s second year of net sales of TurboDisc products.  The cumulative additional earn-out totaled $15.2 million or 76% of the maximum available payout of $20.0 million.

Liquidity and Capital Resources

We believe that our current liquidity should be sufficient to meet our cash needs for working capital through the next twelve months. If cash generated from operations and cash on hand are not sufficient to satisfy EMCORE's liquidity requirements, EMCORE will seek to obtain additional equity or debt financing.  On December 17, 2007, EMCORE entered into an asset purchase agreement with Intel Corporation to purchase certain assets of Intel's Optical Platform Division for a purchase price of $85 million.  The purchase price will be paid $75 million in cash and $10 million in cash or EMCORE common stock, at EMCORE's option.  EMCORE has plans to improve its liquidity position through additional equity financing, as well as potential asset sales. Additional funding may not be available when needed, or on terms acceptable to EMCORE. If EMCORE is required to raise additional financing and if adequate funds are not available or not available on acceptable terms, our ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on EMCORE's business, financial condition, results of operations, and cash flow.

Working Capital

As of September 30, 2007, EMCORE had working capital of approximately $63.2 million, which was a decrease of $66.5 million when compared to $129.7 million as of September 30, 2006. Cash, cash equivalents, and marketable securities as of September 30, 2007 totaled $41.2 million, which reflects a net decrease of $82.8 million from September 30, 2006.

Cash Flow

Net Cash Used For Operations- Net cash used for operating activities increased $20.1 million or 76% to $46.4 million for the fiscal year ended September 30, 2007 from $26.3 million, as reported in the prior period, primarily due to increased SG&A expenses associated with the review of historical stock option granting practices, patent litigation and costs related to recent business acquisitions.

Net Cash Provided by Investing Activities - For the fiscal year ended September 30, 2007, net cash provided by investing activities increased by $22.7 million to $46.9 million from $24.2 million, as reported in the prior year. Changes in investing cash flow during the fiscal year ended September 30, 2007 and 2006 consisted of:

•	EMCORE sold a net of $72.3 million of marketable securities during fiscal 2007 primarily to fund operations compared to a net purchase of $80.7 million in the prior year.

•	Cash proceeds received during fiscal 2006 of $100.0 million from the sale of the GELcore investment.

•
Capital expenditures increased to $10.1 million during fiscal 2007 from $7.3 million, as reported in the prior fiscal year. A significant portion of the increase in capital spending is related to our Photovoltaics division as it increases manufacturing capacity.

•
In November 2006, EMCORE made an investment of $13.5 million in Worldwater & Solar Technologies Corp., representing the first tranche of its planned $18.0 million investment, in return for an amount of convertible preferred stock and warrants of WorldWater.

Net Cash Used In Financing Activities - For the fiscal year ended September 30, 2007; net cash used for financing activities increased $16.1 million to $11.0 million from net cash provided of $5.1 million. The increase was primarily driven by the $11.4 million principal payment of convertible subordinated notes in fiscal 2007 and a reduction in proceeds from the exercise of stock options.

Financing Transactions

In May 2001, EMCORE issued $175.0 million of 5% convertible subordinated notes due in May 2006 (“2006 Notes”). In December 2002, EMCORE purchased $13.2 million of the 2006 Notes at prevailing market prices for approximately $6.3 million, resulting in a gain of approximately $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million. In February 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of its remaining 2006 Notes for approximately $80.3 million of new 5% convertible subordinated notes due May 15, 2011 (“2011 Notes”) and approximately 7.7 million shares of EMCORE common stock. Interest on the 2011 Notes is payable in arrears semiannually on May 15 and November 15 of each year. The notes were convertible into EMCORE common stock at a conversion price of $8.06 per share, subject to adjustment under customary anti-dilution provisions. As a result of this transaction, EMCORE reduced debt by approximately $65.7 million, recorded a gain from early debt extinguishment of approximately $12.3 million.

In November 2005, EMCORE exchanged $14.4 million of 2006 Notes for $16.6 million of newly issued convertible subordinated notes due May 15, 2011 (“New 2011 Notes” and together with the 2011 Notes, the “Notes”) pursuant to an exchange agreement with Alexandra Global Master Fund Ltd. (“Alexandra”).  The terms of the New 2011 Notes are identical in all material respects to the 2011 Notes.  The New 2011 Notes are ranked pari passu with the existing 2011 Notes.  The New 2011 Notes will be convertible at any time prior to maturity, unless previously redeemed or repurchased by EMCORE, into the shares of EMCORE common stock, no par value, at the conversion rate of 124.0695 shares of common stock per $1,000 principal amount.  The effective conversion rate was  $8.06 per share of common stock, subject to adjustment under customary anti-dilution provisions. As a result of this transaction, EMCORE recognized a loss of approximately $1.1 million in the first quarter of fiscal 2006 related to the early extinguishment of debt. EMCORE will also incur additional expense of approximately $1.1 million over the life of the subordinated notes issued to Alexandra, which will be charged to interest expense. Furthermore, the 2006 Notes exchanged by Alexandra represented approximately 91.4% of the $15.8 million total amount of existing 2006 Notes outstanding at the time of the transaction.  EMCORE paid the remaining $1.4 million of 2006 Notes on the May 15, 2006 maturity date.

For the years ended September 30, 2007, 2006, and 2005, interest expense relating to the notes approximated $5.0 million, $5.4 million, and $4.8 million, respectively.

The $2.3 million of costs incurred in connection with the issuance of the 2006 Notes, 2011 Notes and the New 2011 Notes were capitalized and are being amortized to SG&A on a straight-line basis for over the remaining life of the notes which approximates the charge using the implied interest method. Issuance costs related to the notes, net of amortization, were $0.8 million, $1.1 million and $1.5 million as of September 30, 2007, 2006 and 2005, respectively. The unamortized portions of the issuance costs are included in “Other assets” on the consolidated balance sheets.

On April 9, 2007, the Company entered into a Supplemental Indenture with Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), which amends the Indenture, dated as of February 24, 2004, between the Company and the Trustee, governing the 2011 Notes and the Indenture, dated as of November 16, 2005 between the Company and the Trustee, governing the New 2011 Notes.  Each Supplemental Indenture, among other things, increased the interest rate of the applicable Notes to 5.5% from 5.0%, reduced the conversion price (as defined in the applicable Indenture) from $8.06 to $7.01, provided for an increase in the conversion rate (as defined in the applicable Supplemental Indenture) in the event of a non-stock change of Control (as defined in the applicable Supplemental Indenture), amended the restriction on payment of dividends, amended the definition of “events of default” and provided for an additional payment in certain circumstances in which the Company fails to comply with its reporting obligations under the applicable Indenture. The Supplemental Indentures also provided a waiver of the Company’s failure to file certain reports with the SEC.

In order to give effect to the Supplemental Indentures, the Company entered into a Consent to Amendment and Waiver, dated as of April 9, 2007 (the “2004 Consent”), with certain holders of the 2011 Notes (the “2004 Consenting Holders”), and a Consent to Amendment and Waiver, dated as of April 9, 2007 (the “2005 Consent” and together with the 2004 Consent, the “Consents”), with the holder of the New 2011 Notes (together with the 2004 Consenting Holders, the “Consenting Holders”), pursuant to which holders of at least a majority of the outstanding 2011 Notes and at least a majority of the New 2011 Notes consented to the execution and delivery of the 2004 Supplemental Indenture and the 2005 Supplemental Indenture, respectively. The Consenting Holders also waived any and all defaults (as defined in the applicable Indenture) and events of default (as defined in the applicable Indenture) relating to any failure of the Company to observe or perform any covenant or agreement contained in the Notes or the Indentures as a result of the Company’s failure to file with the SEC, or with the Trustee, its Annual Report on Form 10-K for the year ended September 30, 2006, its Annual Report on Form 10-Q for the quarter ended December 31, 2006 and/or any other reports that the Company fails to file in a timely manner for reasons in whole or in part directly or indirectly attributable to or arising out of the Company’s review of its historical stock option grants as initially reported in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006. The Consenting Holders agree to rescind any notice of acceleration delivered to the Company with respect to such failure to file.

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

As a result of this transaction, we recognized a loss of approximately $0.6 million in the third quarter of fiscal 2007 related to the early redemption of debt.  We will also incur additional expense of approximately $0.5 million over the remaining life of the convertible subordinated notes, which will be charged to interest expense.

The Company may redeem some or all of its convertible notes, at par value, if the closing price of the Company's common stock exceeds $12.09 per share for at least twenty trading days within a period of any thirty consecutive trading days ending on the trading day prior to the date of mailing the notice of redemption.  The notice of redemption must be mailed to the holders of the convertible notes at least 20 days but not more than 60 days before the redemption date.  Once the notice of redemption is mailed by the Company to the holders of its convertible notes, the convertible notes become irrevocably due and payable on the redemption date.  Each of the indentures governing the convertible notes requires the Company to deposit funds sufficient to cover the redemption price of, plus accrued and unpaid interest on, the convertible notes to be redeemed with the Trustee one business day prior to the redemption date.  The holders of the convertible notes can convert the convertible notes into shares of the Company’s common stock at any time before maturity, or with respect to convertible notes called for redemption, until the close of business on the business day immediately preceding the redemption date.  The number of shares issuable upon conversion is determined by dividing the principal amount to be converted by the conversion price in effect on the conversion date.  The conversion price is $7.01, subject to customary anti-dilution adjustments.

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

In September 2005, EMCORE entered into a non-recourse receivables purchase agreement (“AR Agreement”) with Silicon Valley Bank (“SVBank”).  Under the terms of the AR Agreement, EMCORE from time to time may sell, without recourse, certain account receivables to SVBank up to a maximum aggregate outstanding amount of $20.0 million.   In September 2006, EMCORE sold approximately $3.0 million of account receivables to SVBank.  The AR Agreement expired on December 31, 2006.

Contractual Obligations and Commitments

EMCORE’s contractual obligations and commitments over the next five years are summarized in the table below:

As of September 30, 2007
(in millions)

	Total		2008	2009 to 2010	2011 to 2012		2013 and later

Convertible subordinated notes (1)	$85.4	(1)	$-	$-	$85.4	(1)	$-
Interest on convertible subordinated notes	18.8		4.7	9.4	4.7		-
Operating lease obligations	7.8		1.4	2.2	1.3		2.9
JDSU inventory obligations	1.3		1.3	-	-		-
Letters of credit	1.5		1.5	-	-		-
Purchase commitments (2)	294.2		68.6	134.9	90.7		-

Total contractual cash obligations and commitments	$409.0		$77.5	$146.5	$182.1		$2.9
_______________
(1)	Does not include $0.4 million of loss related to extinguishment of debt incurred in fiscal 2005 and early redemption in fiscal 2007 (see Note 15 – Convertible Subordinated Notes).

(2)	The purchase commitments primarily represent the value of purchase agreements issued for raw materials and services that have been scheduled for fulfillment over the next three to five years.

Our long-term debt is convertible debt, and therefore may be converted to EMCORE common stock before maturity under certain circumstances. Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties.  The JDSU inventory purchase obligation is an estimate based on the best information available. As of September 30, 2007, EMCORE does not have any significant purchase obligations or other long-term liabilities beyond those listed in the table above.

Change In Management

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

Shortly after the Company sold both its New Jersey-based Electronic Materials and Device (“EMD”) division and its GELcore joint venture, EMCORE announced the relocation of its headquarters to Albuquerque, New Mexico.  Three officers of the Company decided against relocation and resigned.

•
Mr. Thomas G. Werthan, an Executive Vice President and Chief Financial Officer of the Company, resigned and left the Company on February 19, 2007. Mr. Werthan joined the Company in June 1992. Mr. Werthan will continue to be a member of the Board of Directors, a position he has held since joining the Company. In February 2007, Mr. Adam Gushard, former Vice President of Finance, was appointed Interim Chief Financial Officer. As discussed in Note 10, Receivables, in connection with Mr. Werthan’s resignation and pursuant to the terms of his promissory note, the Board of Directors forgave a loan he had with the Company.  Mr. Werthan was responsible for the personal taxes related to the loan forgiveness.

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

ITEM 7A.	QUANTITATIVE ANDQUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.  We do not use derivative financial instruments for speculative purposes.

Currency Exchange Rates. Although EMCORE enters into transactions denominated in foreign currencies from time to time, the total amount of such transactions is not material. Accordingly, fluctuations in foreign currency values would not have a material adverse effect on our future financial condition or results of operations. However, some of our foreign suppliers may adjust their prices (in $US) from time to time to reflect currency exchange fluctuations, and such price changes could impact our future financial condition or results of operations.  The Company does have a subsidiary located in China. Due to the relative volume of transactions through this subsidiary, we do not believe that we have significant exposure to foreign currency exchange risks. The Company does not currently hedge its foreign currency exposure.

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

ITEM 8.	FINANCIAL STATEMENTS ANDSUPPLEMENTARY DATA

EMCORE CORPORATION
Consolidated Statements of Operations
For the fiscal years ended September 30, 2007, 2006 and 2005
(in thousands, except per share data)

	2007	2006	2005
Product revenue	$148,334	$132,304	$106,566
Service revenue	21,272	11,229	8,801
Total revenue	169,606	143,533	115,367

Cost of product revenue	124,480	109,880	88,886
Cost of service revenue	14,758	7,701	7,179
Total cost of revenue	139,238	117,581	96,065
Gross profit	30,368	25,952	19,302

Operating expenses:
Selling, general and administrative	57,844	38,177	23,219
Research and development	29,980	19,692	16,454
Impairment of goodwill and intellectual property	-	2,233	-
Total operating expenses	87,824	60,102	39,673
Operating loss	(57,456)	(34,150)	(20,371)

Other expense (income):
Interest income	(4,120)	(1,286)	(1,081)
Interest expense	4,985	5,352	4,844
Loss from convertible subordinated notes exchange offer	-	1,078	-
Loss from early redemption of convertible subordinated notes	561	-	-
Gain from insurance proceeds	(357)	-	-
Impairment of investment	-	500	-
Loss on disposal of property, plant and equipment	210	424	439
Net gain on sale of GELcore investment	-	(88,040)	-
Equity in net loss of GELcore investment	-	599	112
Equity in net loss of Velox investment	-	332	-
Foreign exchange gain	(13)	-	-
Total other expense (income)	1,266	(81,041)	4,314

(Loss) income from continuing operations before income taxes	(58,722)	46,891	(24,685)

Provision for income taxes	-	1,852	-
(Loss) income from continuing operations	(58,722)	45,039	(24,685)

Discontinued operations:
Income (loss) from discontinued operations	-	373	(1,276)
Gain on disposal of discontinued operations, net of tax	-	9,511	12,476
Income from discontinued operations	-	9,884	11,200

Net (loss) income	$(58,722)	$54,923	$(13,485)

Per share data:
Basic per share data:
(Loss) income from continuing operations	$(1.15)	$0.91	$(0.52)
Income from discontinued operations	-	0.20	0.24
Net (loss) income	$(1.15)	$1.11	$(0.28)

Diluted per share data:
(Loss) income from continuing operations	$(1.15)	$0.87	$(0.52)
Income from discontinued operations	-	0.19	0.24
Net (loss) income	$(1.15)	$1.06	$(0.28)

Weighted-average number of shares outstanding:
Basic	51,001	49,687	47,387
Diluted	51,001	52,019	47,387

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Balance Sheets
As of September 30, 2007and 2006
(in thousands)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$12,151	$22,592
Restricted cash	1,538	738
Marketable securities	29,075	101,375
Accounts receivable, net of allowance of $802 and $552, respectively	38,151	27,387
Receivables, related parties	332	453
Notes receivable	-	3,000
Inventory, net	29,205	23,252
Prepaid expenses and other current assets	4,350	4,518

Total current assets	114,802	183,315

Property, plant and equipment, net	57,257	55,186
Goodwill	40,990	40,447
Other intangible assets, net	5,275	4,293
Investments in unconsolidated affiliates	14,872	981
Long-term receivables, related parties	-	82
Other non-current assets, net	1,540	3,243

Total assets	$234,736	$287,547

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,685	$20,122
Accrued expenses and other current liabilities	28,776	22,082
Income taxes payable	137	-
Convertible subordinated notes, current portion	-	11,428

Total current liabilities	51,598	53,632

Convertible subordinated notes	84,981	84,516

Total liabilities	136,579	138,148

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 100,000 shares authorized, 51,208 shares issued and 51,049 shares outstanding as of September 30, 2007; 50,962 shares issued and 50,803 shares outstanding as of September 30, 2006	443,835	436,338
Accumulated deficit	(343,578)	(284,856)
Accumulated other comprehensive loss	(17)	-
Treasury stock, at cost; 159 shares as of September 30, 2007 and 2006	(2,083)	(2,083)
Total shareholders’ equity	98,157	149,399

Total liabilities and shareholders’ equity	$234,736	$287,547

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Shareholders’ Equity
For the fiscal years ended September 30, 2007, 2006 and 2005
(in thousands)

	Common Stock Shares	Common Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Notes Receivable	Treasury Stock	Total Shareholders’ Equity
Balance at October 1, 2004	46,931	$413,180	$(326,294)	$(111)	$(34)	$(932)	$85,809

Net loss			(13,485)				(13,485)
Translation adjustment				111			111
Comprehensive loss			(13,485)	111			(13,374)

Stock-based compensation		378					378
Stock option exercises	483	936					936
Compensatory stock issuances	247	774					774
Issuance of common stock – ESPP	342	1,006					1,006
Forgiveness of shareholders’ note receivable					34		34

Balance at September 30, 2005	48,003	416,274	(339,779)	-	-	(932)	75,563

Net income (and comprehensive loss)			54,923				54,923
Stock-based compensation		4,994					4,994
Stock option exercises	1,655	6,326					6,326
Compensatory stock issuances	97	758					758
Issuance of common stock – ESPP	217	1,108					1,108
Issuance of common stock for acquisition of:
Force, Inc.	240	1,625					1,625
Phasebridge, Inc.	128	700					700
K2 Optronics, Inc.	549	4,135					4,135
Shares issued in lieu of royalties	53	418					418
Treasury stock	(139)					(1,151)	(1,151)

Balance at September 30, 2006	50,803	436,338	(284,856)	-	-	(2,083)	149,399

Net loss			(58,722)				(58,722)
Translation adjustment				(17)			(17)
Comprehensive loss			(58,722)	(17)			(58,739)

Stock-based compensation		5,939					5,939
Stock option exercises	86	202					202
Compensatory stock issuances	160	787					787
Discount on debt due to early redemption of convertible subordinated notes		293					293
Proceeds from Executives for profits received upon exercise of stock options		276					276

Balance at September 30, 2007	51,049	$443,835	$(343,578)	$(17)	$-	$(2,083)	$98,157

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the fiscal years ended September 30, 2007, 2006 and 2005
(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(58,722)	$54,923	$(13,485)

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	5,939	4,727	317
Income from discontinued operations	-	(373)	1,276
Gain on disposal of discontinued operations	-	(9,511)	(12,476)
Gain on sale of GELcore investment	-	(88,040)	-
Depreciation and amortization expense	10,122	12,332	13,177
Loss on disposal of property, plant and equipment	210	424	439
Provision (adjustment) for doubtful accounts	1,341	183	(290)
Accretion of loss from convertible subordinated notes exchange offer	198	165	-
Loss on convertible subordinated notes exchange offer	-	1,078	-
Loss from early redemption of convertible subordinated notes	561	-	-
Equity in net loss of unconsolidated affiliates	-	931	112
Compensatory stock issuances	787	758	775
Reduction of note receivable due for services received	521	521	521
Loss on impairment of goodwill and intellectual property	-	2,233	-
Impairment of investment	-	500	-
Forgiveness of shareholders’ notes receivable	82	2,613	34
Total non-cash adjustments	19,761	(71,459)	3,885

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,408)	(7,690)	(787)
Related party receivables	-	67	(397)
Inventory	(5,247)	(5,523)	(503)
Prepaid and other current assets	358	(48)	(1,114)
Other assets	(631)	(302)	(2984)
Accounts payable	2,187	4,148	165
Accrued expenses and other current liabilities	6,320	1,248	(965)
Total change in operating assets and liabilities	(7,421)	(8,100)	(3,899)

Net cash used in operating activities of continuing operations	(46,382)	(24,636)	(13,499)
Net cash used in operating activities of discontinued operations	-	(1,652)	(1,788)

Net cash used in operating activities	(46,382)	(26,288)	(15,287)

Cash flows from investing activities:
Cash proceeds from sale of GELcore investment	-	100,000	-
Purchase of plant and equipment	(10,065)	(7,311)	(5,134)
Proceeds from insurance recovery	362	-	-
Investments in unconsolidated affiliates	(13,891)	-	(1,495)
Proceeds from employee notes receivable	121	-	-
Proceeds from notes receivable	3,000	-	-
Proceeds from (investments in) associated company	-	500	(1,000)
Cash purchase of businesses, net of cash acquired	(4,097)	610	(2,821)
Purchase of marketable securities	(26,000)	(100,325)	(13,275)
Sale of marketable securities	98,300	19,600	24,775
Funding of restricted cash	(800)	(138)	(547)
Proceeds from disposals of property, plant and equipment	22	21	15
Investing activities of discontinued operations	-	11,267	12,974

Net cash provided by investing activities	$46,952	$24,224	$13,492

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the fiscal years ended September 30, 2007, 2006 and 2005
(in thousands)

(Continued from previous page)
	2007	2006	2005
Cash flows from financing activities:
Payments on other long-term obligations	$-	$(839)	$-
Payments on capital lease obligations	(44)	-	(43)
Proceeds from exercise of stock options	202	6,326	936
Proceeds from employee stock purchase plan	-	1,108	1,005
Proceeds from Executives for profits received upon exercise of stock options	276	-	-
Payments of convertible debt obligation	(11,428)	(1,350)	-
Convertible debt/equity issuance costs	-	(114)	-

Net cash (used in) provided by financing activities	(10,994)	5,131	1,898

Effect of foreign currency	(17)	-	-

Net (decrease) increase in cash and cash equivalents	(10,441)	3,067	103

Cash and cash equivalents at beginning of period	22,592	19,525	19,422

Cash and cash equivalents at end of period	$12,151	$22,592	$19,525

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$4,836	$4,428	$4,803

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of property and equipment under capital leases	$-	$126	$-
Common stock issued in connection with acquisitions	$-	$6,460	$-
Issuance of common stock in lieu of royalties	$-	$418	$-
Note receivable received in connection with sale of discontinued operations	$-	$3,000	$-
Purchase of property, plant and equipment on account	$390	$339	$-
Manufacturing equipment received in lieu of earn-out proceeds from disposition of discontinued operations	$-	$2,012	$-

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE Corporation
Notes to Consolidated Financial Statements

NOTE 1.  Description of Business

EMCORE Corporation (the “Company” or “EMCORE”) designs, manufactures and markets a broad portfolio of compound semiconductor-based products for the broadband, fiber optic, satellite and solar power markets. The Company was established in 1984 as a New Jerseycorporation.  The Company has two reporting segments: Fiber Optics and Photovoltaics.  The Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data communications and telecommunications networks, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks. The products enable information that is encoded on light signals to be transmitted, routed (switched) and received in communication networks.  The Photovoltaics segment provides products for satellite and terrestrial applications.  For satellite applications, the Company offers high efficiency gallium arsenide (“GaAs”) solar cells, covered interconnect cells (“CICs”) and fully integrated solar panels. For terrestrial applications, the Company has adapted their high-efficiency GaAs solar cells for use in solar concentrator systems.  Furthermore, the Company has developed Concentrating Photovoltaic Systems for the utility scale solar market. The Company believes their products provide their customers with compelling cost and performance advantages over traditional silicon-based solutions.  These include higher solar cell efficiency, allowing for greater conversion of light into electricity, an increased ability to benefit from use in solar concentrator systems, ability to withstand high heat environmentsand reduce overall footprint.

NOTE 2.  Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America(“U.S. GAAP”) and include EMCORE and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Management develops estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the best information available. EMCORE’s reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies.  In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

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

Marketable Securities.  Investments in securities with remaining maturities in excess of three months, which are held for purposes of funding our current operations, are classified as available for sale and reported at fair value in accordance with Statement of Financial Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).  The investments consist primarily of auction rate securities, which have interest rates that reset generally every 7 to 35 days.  There were no unrealized holding gains or losses on the marketable securities as of September 30, 2007and 2006 and the fair value of these securities was $29.1 million and $101.4 million at September 30, 2007and 2006, respectively.

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

Valuation of Inventory. Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method. EMCORE reserves against inventory once it has been determined that: (i) conditions exist that may not allow the inventory to be sold for its intended purpose, (ii) the inventory’s value is determined to be less than cost, (iii) or the inventory is determined to be obsolete. The charge related to inventory reserves is recorded as a cost of revenue. The majority of the inventory reserves are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where EMCORE sells previously reserved inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. EMCORE does not track the selling price of individual raw material components that have been previously reserved for or written off, since such raw material components usually are an insignificant portion of the resultant finished product and related sales price. EMCORE evaluates inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management. We have incurred, and may in the future incur, charges to reserve for and write-down inventory. While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet, if market conditions are less favorable than our forecasts, our future sales mix differs from our forecasted sales mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory reserves.

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

Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. Other intangible assets consist primarily of intellectual property that has been internally developed or purchased. Purchased intangible assets include existing and core technology, trademarks and trade names, and customer base and contracts. Intangible assets are amortized using the straight-lined method over estimated useful lives ranging from one to fifteen years.

EMCORE evaluates its goodwill and intangible assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The determination as to whether a write-down of goodwill or intangible assets is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill or intangible assets are attributed. As of December 31, 2006, 2005 and 2004, EMCORE tested for impairment of its goodwill and intangible assets.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets,the fair value of the reporting units was determined by using a valuation technique based on each reporting unit’s multiples of revenue. Based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value and accordingly no impairment existed.

During the three months ended September 30, 2006, as part of a quarterly review of financial results, we identified impairment indicators that the carrying value of goodwill and intangible assets associated with the acquisition of Corona Optical Systems may not be recoverable. See Note 9, Impairment.

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

Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of investments approximates fair market value. Fair value for investments in privately-held companies is estimated based upon one or more of the following: assessment of historical and forecasted financial condition; operating results and cash flows, valuation estimates based on recent rounds of financing, and/or quoted market prices of comparable public companies. The fair market value of our convertible subordinated notes fluctuates with interest rates and the market price of the stock.  As of September 30, 2007 and 2006, the fair market value of our convertible subordinated notes, based on the quoted market prices, approximated $130.0 million and $98.3 million, respectively.

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

Distributors- EMCORE uses a number of distributors around the world. In accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, EMCORE recognizes revenue upon shipment of product to these distributors. Title and risk of loss pass to the distributors upon shipment, and our distributors are contractually obligated to pay EMCORE on standard commercial terms, just like our other direct customers. EMCORE does not sell to its distributors on consignment and, except in the event of product discontinuance, does not give distributors a right of return.

Solar Panel Contracts - EMCORE records revenue from certain solar panel contracts using the percentage-of-completion method. Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract. If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated. EMCORE has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. EMCORE uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenue, and contract costs. Estimates are revised as additional information becomes available.

Government R&D Contracts - R&D contract revenue represents reimbursement by various U.S. Government entities, or their contractors, to aid in the development of new technology. The applicable contracts generally provide that EMCORE may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the U.S Government to practice the inventions for governmental purposes. The R&D contract funding may be based on a cost-plus, cost reimbursement, or a firm fixed price arrangement. The amount of funding under each R&D contract is determined based on cost estimates that include both direct and indirect costs. Cost-plus funding is determined based on actual costs plus a set margin. As we incur costs under cost reimbursement type contracts, we record revenue. Contract costs include material, labor, special tooling and test equipment, subcontracting costs, as well as an allocation of indirect costs. An R&D contract is considered complete when all significant costs have been incurred, milestones have been reached, and any reporting obligations to the customer have been met. Government contract revenue, which is primarily recognized as service revenue, totaled $21.9 million and $11.1 million in fiscal 2007 and 2006, respectively.

EMCORE also has certain cost-sharing R&D arrangements.  Under such arrangements in which the actual costs of performance are divided between the U.S. Government and EMCORE, no revenue is recorded and the Company’s R&D expense is reduced for the amount of the cost-sharing receipts.

The U.S. Government may terminate any of our government contracts at their convenience as well as for default based on our failure to meet specified performance measurements. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. Government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. Government can also hold us liable for damages resulting from the default.

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

Income Taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  Management provides valuation allowances against the deferred tax asset for amounts which are considered “more likely than not” to be realized. See Note 17, Income Taxes.

Comprehensive Income (Loss). SFAS 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statement that is displayed with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized holding gains or losses on available for sale marketable securities and foreign currency translation adjustments and is presented in the accompanying consolidated statements of shareholders' equity.

Earnings Per Share. Basic earnings per share (“EPS”) are calculated by dividing net earnings applicable to common stock by the weighted average number of common stock shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if EMCORE’s outstanding stock options were exercised. The effect of outstanding common stock purchase options and warrants and the convertible subordinated notes has been excluded from the diluted earnings per share calculation if the effect of such securities is anti-dilutive.  The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

(in thousands)	2007	2006	2005

Numerator:
(Loss) income from continuing operations	$(58,722)	$45,039	$(24,685)

Denominator:
Basic EPS:
Weighted average common shares outstanding	51,001	49,687	47,387
Basic EPS for (loss) income from continuing operations	$(1.15)	$0.91	$(0.52)

Diluted EPS:
Weighted average common shares outstanding	51,001	49,687	47,387
Stock options	-	2,332	-
	51,001	52,019	47,387
Diluted EPS for (loss) income from continuing operations	$(1.15)	$0.87	$(0.52)

For the periods ended September 30, 2007 and 2005, 5,697,766 and 6,166,226 common shares representing options were excluded from the diluted earnings per share calculations. These options, along with the Company’s convertible subordinated notes, were not included in the computation of diluted earnings per share in the periods ended September 30, 2007 and 2005 as the Company incurred a net loss for the periods and any effect would have been anti-dilutive.  For the period ended September 30, 2006, 2,331,715 common shares representing options were excluded from the diluted earnings per share calculations.  There was no dilutive effect from these shares or the shares related to our convertible subordinated notes of 12,016,930 at September 30, 2006 because the average market price of our common stock during that period did not exceed the conversion price.

Stock-Based Compensation.  The Company uses the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair-value of stock-based awards under SFAS 123(R), Share-Based Payment (revised 2004). The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and accordingly prior periods were not restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on October 1, 2005, the first day of the Company’s fiscal year 2006. For purposes of pro forma disclosure, stock-based compensation expense for awards granted prior to October 1, 2005 is measured on the grant-date fair-value as determined under the provisions of SFAS 123.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. EMCORE’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on EMCORE’s historical stock prices. See Note 4, Equity, of the Notes to Consolidated Financial Statements for further details.

NOTE 3.  Recent Accounting Pronouncements

FIN 48 - In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was  required to be adopted by the Company on October 1, 2007. EMCORE does not believe the adoption of FIN 48 will have a material impact on its financial statements.

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

SFAS 141(R) - In December 2007, the FASB issued SFAS 141(R), Business Combinations. This Statement replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

SFAS 160 - In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

NOTE 4.  Equity

Stock Options

EMCORE has stock option plans to provide long-term incentives to eligible employees and officers in the form of stock options.  Most of the stock options vest and become exercisable over four to five years and have a contractual life of ten years. EMCORE maintains two incentive stock option plans: the 2000 Stock Option Plan (“2000 Plan”), and the 1995 Incentive and Non-Statutory Stock Option Plan (“1995 Plan” and, together with the 2000 Plan, the “Option Plans”). The 1995 Plan authorizes the grant of options to purchase up to 2,744,118 shares of EMCORE's common stock. The 2000 Plan authorizes the grant of options to purchase up to 9,350,000 shares of EMCORE's common stock. As of September 30, 2007, no options were available for issuance under the 1995 Plan and 1,018,424 options were available for issuance under the 2000 Plan. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes the activity under the Option Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of October 1, 2004	5,501,313	$4.21

Granted	1,793,900	3.23
Exercised	(482,881)	1.94
Cancelled	(646,106)	3.64
Outstanding as of September 30, 2005	6,166,226	$4.16

Granted	2,184,407	7.79
Exercised	(1,654,535)	3.82
Cancelled	(463,563)	4.57
Outstanding as of September 30, 2006	6,232,535	$5.49

Granted	1,340,200	6.24
Exercised	(86,484)	2.33
Forfeited	(285,000)	11.40
Cancelled	(1,503,485)	9.78
Outstanding as of September 30, 2007	5,697,766	$5.46	7.27

Exercisable as of September 30, 2007	2,718,280	$4.81	5.93

Non-vested as of September 30, 2007	2,979,486	$6.06	8.49

Expected to vest as of September 30, 2007	2,239,524	$6.07	8.49

The stock option exercise prices during fiscal 2007 ranged from $4.01 to $9.71 per share. The stock option issue prices during fiscal 2006 ranged from $5.18 to $12.57 per share. The stock option exercise prices during fiscal 2005 ranged from $1.98 to $5.84 per share.

As of September 30, 2007 there was approximately $10.2 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the Option Plans. This expense is expected to be recognized over an estimated weighted average life of 3.10 years. The total intrinsic value of options exercised during fiscal 2007, 2006, and 2005 was $0.3 million, $8.0 million, and $1.2 million, respectively.  The aggregate intrinsic value of fully vested share options as of September 30, 2007 was $17.3 million.  The fair value of shares vested as of September 30, 2007 and 2006 was $5.4 million and $3.9 million, respectively.

	Number of Stock Options Outstanding			Options Exercisable
Exercise Price of Stock Options	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
<$1.00	1,920	0.18	$0.23	1,920	$0.23
>=$1.00 to <$5.00	2,779,499	6.68	$3.02	1,603,656	$2.63
>=$5.00 to <$10.00	2,811,777	7.98	$7.36	1,027,054	$6.83
>$10.00	104,570	3.91	$19.43	85,650	$21.35
TOTAL	5,697,766	7.27	$5.46	2,718,280	$4.81

Periods prior to the adoption of SFAS 123(R) - Prior to the adoption of SFAS 123(R) on October 1, 2005, EMCORE provided the disclosures required under SFAS 123 as amended by SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosures. The following table illustrates the effect on net loss and net loss per share as if EMCORE had applied the fair value recognition provisions of SFAS 123 to options granted under EMCORE’s stock-based compensation plans in fiscal 2005. Disclosures for fiscal 2007 and 2006 are not presented because stock-based compensation was accounted for under the fair-value method, as prescribed by SFAS 123(R) during this period.

Pro forma net loss per share (in thousands)	2005

Net loss, as reported	$(13,485)
Add: Stock-based compensation expense included in reported net loss, net of tax	378
Deduct: Total stock-based compensation expense determined under the fair value based method, for all awards, net of tax	(2,927)

Pro forma net loss	$(16,034)

Net loss, as reported, per basic and diluted share	$(0.28)

Pro forma net loss per basic and diluted share	$(0.34)

Adoption of SFAS 123(R) - As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest. The effect of recording stock-based compensation expense during fiscal 2007 and 2006 was as follows:

Stock-based Compensation Expense
For the fiscal year ended September 30, 2007
(in thousands)
	Cost of Revenue	SG&A	R&D	Total
Fiber Optics	$1,071	$2,369	$1,093	$4,533
Photovoltaics	364	670	372	1,406
Total stock-based compensation expense	$1,435	$3,039	$1,465	$5,939

Stock-based Compensation Expense For the fiscal year ended September 30, 2006 (in thousands)	Cost of Revenue	SG&A	R&D	Total
Fiber Optics	$893	$1,593	$1,135	$3,621
Photovoltaics	242	661	203	1,106
Total stock-based compensation expense from continuing operations	1,135	2,254	1,338	4,727
Discontinued operations (1)	-	-	-	267
Total stock-based compensation expense	$1,135	$2,254	$1,338	$4,994
______________________
(1) See Note 8 “Discontinued Operations and Restructuring Charges” in Notes to the Consolidated Financial Statements.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.  The weighted-average grant date fair value of stock options granted during fiscal 2007, 2006, and 2005 was $4.87, $6.22, and $2.48, respectively.

Black-Scholes Weighted-Average Assumptions	2007	2006	2005
Expected dividend yield	0%	0%	0%
Expected stock price volatility	94%	97%	105%
Risk-free interest rate	4.5%	4.7%	3.8%
Expected term (in years)	6.0	6.1	5.0
Estimated pre-vesting forfeitures	24.9%	18.7%	-

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

Estimated Pre-vesting Forfeitures: When estimating forfeitures, EMCORE considers voluntary termination behavior as well as workforce reduction programs.  This valuation assumption was not used in fiscal 2005.

Preferred Stock

EMCORE’s certificate of incorporation authorizes the Board of Directors to issue up to 5,882,352 shares of preferred stock of EMCORE upon such terms and conditions having such rights, privileges, and preferences as the Board of Directors may determine.  As of September 30, 2007and 2006, there is no preferred stock outstanding.

Warrants

As of September 30, 2007 and 2006, EMCORE did not have any outstanding warrants.

Employee Stock Purchase Plan

In fiscal 2000, EMCORE adopted an Employee Stock Purchase Plan (ESPP). The ESPP provides employees of EMCORE an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning the first business day of January and July of each year. The purchase price is set at 85% of the average high and low market price for EMCORE's common stock on either the first or last day of the participation period, whichever is lower, and contributions are limited to the lower of 10% of an employee's compensation or $25,000. In November 2006 through December 2007, the Company suspended the ESPP due to its review of historical stock option granting practices.  In January 2008, the ESPP will again be available to all employees.  The number of shares of common stock reserved for issuance under the ESPP is 2,000,000 shares.

The amount of shares issued for the ESPP are as follows:

	Number of Common Stock Shares Issued	Purchase Price per Common Stock Share
Amount of shares reserved for the ESPP	2,000,000

Number of shares issued in calendar years 2000 through 2003	(398,159)	$1.87 - $40.93
Number of shares issued in June 2004 for first half of calendar year 2004	(166,507)	$2.73
Number of shares issued in December 2004 for second half of calendar year 2004	(167,546)	$2.95
Number of shares issued in June 2005 for first half of calendar year 2005	(174,169)	$2.93
Number of shares issued in December 2005 for second half of calendar year 2005	(93,619)	$3.48
Number of shares issued in June 2006 for first half of calendar year 2006	(123,857)	$6.32

Remaining shares reserved for the ESPP as of September 30, 2007	876,143

Future Issuances

As of September 30, 2007, EMCORE has reserved a total of 20,437,979 shares of its common stock for future issuances as follows:

Number of Common Stock Shares Available
For exercise of outstanding common stock options	5,697,766
For conversion of subordinated notes	12,186,657
For future issuances to employees under the ESPP plan	876,143
For common stock option awards in tolling agreement (See Note 21, Subsequent Events)	658,989
For future common stock option awards	1,018,424

Total reserved	20,437,979

NOTE 5.  Saleof GELcore Joint Venture

In January 1999, General Electric Lighting and EMCORE formed GELcore, LLC, a joint venture to address the solid-state lighting market with high brightness light emitting diode-based lighting systems.  EMCORE had a 49% non-controlling interest in the GELcore venture and accounted for this investment using the equity method of accounting.  On August 31, 2006, EMCORE sold its 49% membership interest in GELcore for $100.0 million to General Electric Corporation, which prior to the transaction owned the remaining 51% membership interest in GELcore.  EMCORE recorded a net gain of $88.0 million, before tax, on the sale of GELcore, after netting EMCORE’s investment in this joint venture of $10.8 million and transaction expenses of $1.2 million.

NOTE 6.  Acquisitions

Opticomm Corporation

In April 2007, EMCORE acquired privately-held Opticomm Corporation of San Diego, California, including its fiber optic video, audio and data networking business, technologies, and intellectual property. EMCORE paid $4.2 million initial consideration, less $0.1 million cash received at acquisition, for all of the shares of Opticomm. EMCORE also agreed to an additional earn-out payment based on Opticomm’s 2007 revenue. Opticomm is one of the leading specialists in the field of fiber optic video, audio and data networking for the commercial, governmental and industrial sectors.

The purchase price allocation for the Opticomm acquisition has been prepared on a preliminary basis and is subject to change as new facts and circumstances emerge. The preliminary purchase price allocation identified $2.5 million of intangible assets with a five year weighted average amortization period, which included $2.0 million in customer lists, $0.3 million in patents and $0.2 million in order backlog.

Post-acquisition we engaged a third party valuation firm to complete a valuation of Opticomm's inventory, property and equipment, and identifiable intangible assets. We expect to adjust the purchase price allocation in fiscal 2008 to reflect the final values of inventory, property and equipment and other intangibles.  Intangibles that are identified in the third party valuation will be amortized over the identified life.  Any goodwill identified as a result of the final valuation will not be deductible for tax purposes.

The preliminary purchase price was allocated as follows:

(in thousands) Opticomm Corporation Acquisition

Net purchase price	$4,097
Net assets acquired	(3,573)

Excess purchase price allocated to goodwill	$524

Net assets acquired in the acquisition were as follows:

Current assets	$850
Inventory	705
Fixed assets	81
Intangible assets	2,504
Current liabilities	(567)

Net assets acquired	$3,573

K2 Optronics, Inc.

On January 12, 2006, EMCORE entered into an agreement and plan of merger (“Merger Agreement”) with K2 Optronics, Inc. (“K2”), a privately-held company located in Sunnyvale, CAand EMCORE Optoelectronics Acquisition Corporation, a wholly owned subsidiary of EMCORE (“Merger Sub”).  Pursuant to the Merger Agreement, EMCORE acquired K2 in a transaction in which Merger Sub merged with and into K2, with K2becoming a wholly owned subsidiary of EMCORE. EMCORE, an investor in K2, paid approximately $4.1 million in EMCORE common stock, and paid approximately $0.7 million in transaction-related expenses, to acquire the remaining portion of K2 that EMCORE did not already own. Prior to the transaction EMCORE owned a 13.6% equity interest in K2 as a result of a $1.0 million investment made in October 2004. In addition, K2was a supplier to EMCORE of analog external cavity lasers for CATV applications. In connection with the merger, EMCORE issued a total of 548,688 shares of EMCORE common stock, no par value, (based on a 20-trading day weighted average price), to K2’s shareholders.

Including EMCORE’s initial $1.0 million investment in K2, the purchase price was allocated as follows:

(in thousands) K2 Optronics, Inc. Acquisition

Net purchase price	$5,135
Net liabilities assumed	872

Excess purchase price allocated to goodwill	$6,007

Net assets acquired in the acquisition were as follows:

(in thousands)

Current assets	$1,374
Fixed assets	388
Intellectual property	583
Current liabilities	(2,412)
Debt	(805)

Net liabilities assumed	$(872)

There were no subsequent adjustments made to the initial purchase price allocation.

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

(in thousands) Force, Inc. Acquisition

Net purchase price	$2,125
Net assets acquired	(985)

Excess purchase price allocated to goodwill	$1,140

Net assets acquired in the acquisition were as follows:

(in thousands)

Current assets	$450
Inventory	570
Fixed assets	60
Intellectual property	1,075
Current liabilities	(1,170)

Net assets acquired	$985

There were no subsequent adjustments made to the initial purchase price allocation.

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

(in thousands) Phasebridge, Inc. Acquisition

Net purchase price	$700
Net assets acquired	(678)

Excess purchase price allocated to goodwill	$22

Net assets acquired in the acquisition were as follows:

(in thousands)

Current assets	$39
Fixed assets	127
Intangible assets	603
Current liabilities	(91)

Net assets acquired	$678

There were no subsequent adjustments made to the initial purchase price allocation.

All of these transactions were accounted for as purchases in accordance with SFAS 141, Business Combinations; therefore, the tangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. These acquisitions were not significant on a pro-forma basis, and therefore, pro-forma financial statements have not been presented. The operating results of the businesses acquired are included in the accompanying consolidated statement of operations from the date of acquisition. All of these acquired businesses are part of EMCORE's Fiber Optics operating segment.

NOTE 7.  Investments

On November 29, 2006, EMCORE invested $13.5 million, and incurred $0.4 million in transaction costs, in WorldWater & Solar Technologies Corporation (“WorldWater”), a leader in solar electric engineering, water management solutions and solar energy installations and products. This investment represents EMCORE’s first tranche of its intended $18.0 million investment, in return for convertible preferred stock and warrants of WorldWater.  At September 30, 2007, EMCORE held an approximately 21% equity ownership in WorldWater. In connection with the investment, EMCORE received two seats on WorldWater's Board of Directors.  EITF 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, provides guidance on whether an investor should apply the equity method of accounting to investments other than common stock.  In accordance with EITF 02-14, although the investment in WorldWater gives us the ability to exercise significant influence over the operating and financial policies of the investee, since the investment does not qualify as in-substance common stock, the equity method of accounting is not appropriate.  In-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to the entity’s common stock.  The risk and reward characteristics of our investment are not substantially similar to WorldWater’s common stock because our investment’s liquidation preference is considered substantive. Therefore, we are accounting for the investment in WorldWater under the cost method of accounting and evaluating it for other-than-temporary impairment each reporting period.  As of September 30, 2007, our investment in WorldWater amounted to approximately $13.9 million.

On April 9, 2007, EMCORE delivered a letter to WorldWater advising them that subject to the matters set forth therein, EMCORE would make additional investments in WorldWater. Subject to signing definitive agreements, EMCORE intends to complete the $4,500,000 Tranche B investment previously agreed to in an investment agreement dated November 29, 2006 between EMCORE and WorldWater provided that the purchase of shares pursuant to the Tranche B investment would occur at a purchase price of $0.40 per share and that EMCORE would be entitled to 25% warrant coverage at $0.40 per share.

NOTE 8.  Discontinued Operations and Restructuring Charges

Discontinued Operations

Electronic Materials & Device (“EMD”) division

On August 18, 2006, EMCORE completed the sale of the assets of its EMD division, including inventory, fixed assets, and intellectual property, pursuant to an asset purchase agreement, dated July 19, 2006(“Purchase Agreement”), between EMCORE, IQE plc, (IQE) a public limited company organized under the laws of the United Kingdom, and IQE RF, LLC, a New Jersey limited liability company and a wholly owned subsidiary of IQE.  Under the terms of the Purchase Agreement, EMCORE sold the EMD division to IQE for $16.0 million, consisting of $13.0 million in cash and $3.0 million in the form of a secured promissory note of IQE, guaranteed by IQE's affiliates. The note was completely repaid in fiscal 2007, via four quarterly installments at an annual interest rate of 7.5%.

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

TurboDisc Division

In November 2003, EMCORE sold its TurboDisc division in an asset sale to a subsidiary of Veeco Instruments Inc. (“Veeco”). The selling price was $60.0 million in cash at closing, with a potential additional earn-out up to $20.0 million over the next two years, calculated based on the net sales of TurboDisc products. During fiscal 2004, EMCORE recognized a gain on the disposal of the TurboDisc division of $19.6 million.  In March 2005, EMCORE received $13.2 million of earn-out from Veeco in connection with its first year of net sales of TurboDisc products. After offsetting this receipt against expenses related to the discontinued operation, EMCORE recorded a net gain from the disposal of discontinued operations of $12.5 million in fiscal year 2005. In March 2006, EMCORE received manufacturing equipment valued at $2.0 million less $0.1 million of tax as a final earn-out payment from Veeco in connection with Veeco’s second year of net sales of TurboDisc products.  The cumulative additional earn-out totaled $15.2 million or 76% of the maximum available payout of $20.0 million.

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

Restructuring Charges

As EMCORE has acquired businesses and consolidated them into its existing operations, EMCORE has incurred charges associated with the transition and integration of those activities. In accordance with Statement of Financial Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), expenses recognized as restructuring charges include costs associated with the integration of several business acquisitions and EMCORE’s overall cost-reduction efforts.  Restructuring charges are included in SG&A.  The charges recognized in fiscal 2007 and expected to be incurred in future periods are primarily related to our fiber optics operating segment. Due to these restructuring efforts, we eliminated approximately 50 support staff and production level positions and anticipate approximately $6.8 million in cost-savings in fiscal 2008 due to this restructuring effort. These restructuring efforts are expected to be completed in calendar year 2008.  Costs incurred and expected to be incurred consist of the following:

(in thousands)	Amount Incurred in Period	Cumulative Amount Incurred to Date	Amount Expected in Future Periods	Total Amount Expected to be Incurred	Accrual as of September 30, 2007

One-time termination benefits	$2,976	$3,179	$175	$3,354	$2,112
Contract termination Costs	247	590	49	639	-
Other associated costs	529	3,436	-	3,436	-
Total restructuring charges	$3,752	$7,205	$224	$7,429	$2,112

The following table sets forth changes in the accrual for restructuring charges:

(in thousands)

Balance at September 30, 2005	$260
Increase in liability due to restructuring of photovoltaics segment	1,010
Costs paid or otherwise settled	(1,014)

Balance at September 30, 2006	256
Increase in liability due to restructuring of fiber optics segment	3,752
Costs paid or otherwise settled	(1,896)

Balance at September 30, 2007	$2,112

NOTE 9.  Impairment

Reduction of goodwill and intangible assets - During the quarter ended September 30, 2006, due to declining demand for product and loss of capability to manufacture the product, management decided to discontinue the product line of Corona Optical Systems (“Corona”).  As a result, the Company determined that the carrying value of goodwill of $1.7 million and the remaining net balance of intangible assets of $0.5 million related to Corona no longer provided any value to EMCORE.  As a result, EMCORE wrote down these assets and recorded the expense as an impairment charge in the statement of operations.

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

NOTE 10.  Receivables

The components of accounts receivable as of September 30, 2007and 2006 consisted of the following:

(in thousands)
	2007	2006
Accounts receivable	$35,558	$25,597
Accounts receivable – unbilled	3,395	2,342

Accounts receivable, gross	38,953	27,939

Allowance for doubtful accounts	(802)	(552)

Total accounts receivable, net	$38,151	$27,387

The following table summarizes the changes in the allowance for doubtful accounts for the years ended September 30, 2007, 2006 and 2005:

(in thousands)
	2007	2006	2005
Balance at beginning of year	$552	$320	$651
Charge to provision (recovery)	494	364	(295)
Write-offs (deductions against receivables)	(244)	(132)	(36)

Balance at end of year	$802	$552	$320

In September 2005, EMCORE entered into a non-recourse receivables purchase agreement (“AR Agreement”) with Silicon Valley Bank (“SVBank”).  Under the terms of the AR Agreement, EMCORE from time to time may sell, without recourse, certain accounts receivables to SVBank up to a maximum aggregate outstanding amount of $20.0 million.  In September 30, 2006, EMCORE sold approximately $3.0 million of accounts receivables to SVBank.  The AR Agreement expired on December 31, 2006.

Receivables from related parties as of September 30, 2007and 2006 consisted of the following:

(in thousands)
	2007	2006
Current assets:
Velox investment-related	$332	$332
Employee loans	-	121
Subtotal	332	453

Long-term assets:
Employee loans	-	82

Total receivables from related parties	$332	$535

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

NOTE 11.  Inventory, net

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor and manufacturing overhead costs. The components of inventory as of September 30, 2007and 2006 consisted of the following:

(in thousands)
	2007	2006
Raw Materials	$19,884	$14,990
Work-in-process	6,842	6,074
Finished goods	10,891	8,660
Inventory, gross	37,617	29,724

Less: reserves	(8,412)	(6,472)

Total inventory, net	$29,205	$23,252

The following table summarizes the changes in the inventory reserve accounts for the years ended September 30, 2007, 2006 and 2005:

(in thousands)
	2007	2006	2005
Balance at beginning of year	$6,472	$8,039	$3,843
Account adjustments charged to cost of sales	3,513	1,955	7,383
Write-offs	(1,573)	(3,522)	(3,187)

Balance at end of year	$8,412	$6,472	$8,039

NOTE 12.  Property, Plant, and Equipment, net

The components of property, plant, and equipment as of September 30, 2007and 2006 consisted of the following:

(in thousands)	2007	2006
Land	$1,502	$1,502
Building and improvements	43,397	40,035
Equipment	75,631	64,275
Furniture and fixtures	5,643	5,362
Leasehold improvements	2,141	2,696
Construction in progress	3,744	8,553
Property, plant and equipment, gross	132,058	122,423

Less: accumulated depreciation and amortization	(74,801)	(67,237)

Total property, plant and equipment, net	$57,257	$55,186

As of September 30, 2007and 2006, EMCORE did not have any significant capital lease agreements.

Depreciation expense was $7.8 million, $9.6 million and $11.2 million in fiscal 2007, 2006 and 2005, respectively.

NOTE 13.  Goodwill and Intangible Assets, net

The following table sets forth changes in the carrying value of goodwill by operating segment:

(in thousands)	Fiber Optics	Photovoltaics	Total
Balance at September 30, 2005	$14,259	$20,384	$34,643
Acquisition – Force, Inc.	1,140	-	1,140
Acquisition – K2 Optronics, Inc.	6,007	-	6,007
Acquisition – JDSUCATV purchase price adjustment	20	-	20
Acquisition – earn-out payments	315	-	315
Acquisition – Phasebridge	22	-	22
Impairment – see Note 9	(1,700)	-	(1,700)

Balance at September 30, 2006	20,063	20,384	40,447
Acquisition – Opticomm Corporation	524	-	524
Acquisition – earn-out payments	19	-	19

Balance at September 30, 2007	$20,606	$20,384	$40,990

The following table sets forth changes in the carrying value of intangible assets by operating segment:

(in thousands)	2007			2006
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Fiber Optics:
Patents	$845	$(358)	$487	$579	$(218)	$361
Ortel acquired IP	3,274	(2,893)	381	3,274	(2,394)	880
JDSUacquired IP	1,040	(512)	528	1,040	(314)	726
Phasebridge acquired IP	603	(347)	256	603	(244)	359
Force acquired IP	1,075	(443)	632	1,075	(227)	848
K2 Optronics acquired IP	583	(248)	335	583	(126)	457
Alvesta acquired IP	193	(187)	6	193	(148)	45
Molex acquired IP	558	(446)	112	558	(335)	223
Opticomm acquired IP	2,504	(321)	2,183	-	-	-
Subtotal	10,675	(5,755)	4,920	7,905	(4,006)	3,899

Photovoltaics:
Patents	615	(260)	355	382	(162)	220
Tecstar acquired IP	1,900	(1,900)	-	1,900	(1,726)	174
Subtotal	2,515	(2,160)	355	2,282	(1,888)	394

Total	$13,190	$(7,915)	$5,275	$10,187	$(5,894)	$4,293

During 2007, the company acquired intellectual property assets for $2.5 million with a weighted-average life of five years, based on the preliminary purchase price allocation. All of the company’s identified intangible assets are subject to amortization. Amortization expense for intellectual property assets was $2.0 million and $1.9 million during fiscal 2007 and 2006, respectively. The amortization of an intellectual property asset is generally included in SG&A on the consolidated statements of operations.

Based on the carrying amount of the intangible assets as of September 30, 2007, and assuming no future impairment of the underlying assets, the estimated future amortization expense is as follows:

(in thousands)

Fiscal year ending:
September 30, 2008	$1,703
September 30, 2009	1,268
September 30, 2010	1,156
September 30, 2011	694
September 30, 2012	322
Thereafter	132

Total future amortization expense	$5,275

NOTE 14.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities as of September 30, 2007and 2006 consisted of the following:

(in thousands)	2007	2006
Compensation-related	$8,398	6,973
Interest	1,775	1,830
Warranty	1,310	1,074
Professional fees	6,213	2,529
Royalty	705	535
Self insurance	794	784
Deferred revenue and customer deposits	687	324
Tax-related	3,460	4,418
Restructuring accrual	2,112	256
Other	3,322	3,359

Total accrued expenses and other current liabilities	$28,776	22,082

The following table sets forth changes in the product warranty accrual account:

(in thousands) For the fiscal years ended September 30, 2007 and 2006

	2007	2006
Balance at beginning of year	$1,074	$1,195
Provision adjustments	236	175
Utilization of warranty accrual	-	(296)

Balance at end of year	$1,310	$1,074

NOTE 15.  Convertible Subordinated Notes

In May 2001, EMCORE issued $175.0 million of 5% convertible subordinated notes due in May 2006 (“2006 Notes”). In December 2002, EMCORE purchased $13.2 million of the 2006 Notes at prevailing market prices for approximately $6.3 million, resulting in a gain of approximately $6.6 million after netting unamortized debt issuance costs of approximately $0.3 million. In February 2004, EMCORE exchanged approximately $146.0 million, or 90.2%, of its remaining 2006 Notes for approximately $80.3 million of new 5% convertible subordinated notes due May 15, 2011 (“2011 Notes”) and approximately 7.7 million shares of EMCORE common stock. Interest on the 2011 Notes is payable in arrears semiannually on May 15 and November 15 of each year. The notes were convertible into EMCORE common stock at a conversion price of $8.06 per share, subject to adjustment under customary anti-dilution provisions. As a result of this transaction, EMCORE reduced debt by approximately $65.7 million, recorded a gain from early debt extinguishment of approximately $12.3 million.

In November 2005, EMCORE exchanged $14.4 million of 2006 Notes for $16.6 million of newly issued convertible subordinated notes due May 15, 2011 (“New 2011 Notes” and together with the 2011 Notes, the “Notes”) pursuant to an exchange agreement with Alexandra Global Master Fund Ltd. (“Alexandra”).  The terms of the New 2011 Notes are identical in all material respects to the 2011 Notes.  The New 2011 Notes are ranked pari passu with the existing 2011 Notes.  The New 2011 Notes will be convertible at any time prior to maturity, unless previously redeemed or repurchased by EMCORE, into the shares of EMCORE common stock, no par value, at the conversion rate of 124.0695 shares of common stock per $1,000 principal amount.  The effective conversion rate was  $8.06 per share of common stock, subject to adjustment under customary anti-dilution provisions. As a result of this transaction, EMCORE recognized a loss of approximately $1.1 million in the first quarter of fiscal 2006 related to the early extinguishment of debt. EMCORE will also incur additional expense of approximately $1.1 million over the life of the subordinated notes issued to Alexandra, which will be charged to interest expense. Furthermore, the 2006 Notes exchanged by Alexandra represented approximately 91.4% of the $15.8 million total amount of existing 2006 Notes outstanding at the time of the transaction.  EMCORE paid the remaining $1.4 million of 2006 Notes on the May 15, 2006 maturity date.

For the years ended September 30, 2007, 2006, and 2005, interest expense relating to the notes approximated $5.0 million, $5.4 million, and $4.8 million, respectively.

The $2.3 million of costs incurred in connection with the issuance of the 2006 Notes, 2011 Notes and the New 2011 Notes were capitalized and are being amortized to SG&A on a straight-line basis for over the remaining life of the notes which approximates the charge using the implied interest method. Issuance costs related to the notes, net of amortization, were $0.8 million, $1.1 million and $1.5 million as of September 30, 2007, 2006, and 2005, respectively. The unamortized portions of the issuance costs are included in “Other assets” on the consolidated balance sheets.

On April 9, 2007, the Company entered into a Supplemental Indenture with Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), which amends the Indenture, dated as of February 24, 2004, between the Company and the Trustee, governing the 2011 Notes and the Indenture, dated as of November 16, 2005 between the Company and the Trustee, governing the New 2011 Notes.  Each Supplemental Indenture, among other things, increased the interest rate of the applicable Notes to 5.5% from 5.0%, reduced the conversion price (as defined in the applicable Indenture) from $8.06 to $7.01, provided for an increase in the conversion rate (as defined in the applicable Supplemental Indenture) in the event of a non-stock change of Control (as defined in the applicable Supplemental Indenture), amended the restriction on payment of dividends, amended the definition of “events of default” and provided for an additional payment in certain circumstances in which the Company fails to comply with its reporting obligations under the applicable Indenture. The Supplemental Indentures also provided a waiver of the Company’s failure to file certain reports with the SEC.

In order to give effect to the Supplemental Indentures, the Company entered into a Consent to Amendment and Waiver, dated as of April 9, 2007 (the “2004 Consent”), with certain holders of the 2011 Notes (the “2004 Consenting Holders”), and a Consent to Amendment and Waiver, dated as of April 9, 2007 (the “2005 Consent” and together with the 2004 Consent, the “Consents”), with the holder of the New 2011 Notes (together with the 2004 Consenting Holders, the “Consenting Holders”), pursuant to which holders of at least a majority of the outstanding 2011 Notes and at least a majority of the New 2011 Notes consented to the execution and delivery of the 2004 Supplemental Indenture and the 2005 Supplemental Indenture, respectively. The Consenting Holders also waived any and all defaults (as defined in the applicable Indenture) and events of default (as defined in the applicable Indenture) relating to any failure of the Company to observe or perform any covenant or agreement contained in the Notes or the Indentures as a result of the Company’s failure to file with the SEC, or with the Trustee, its Annual Report on Form 10-K for the year ended September 30, 2006, its Annual Report on Form 10-Q for the quarter ended December 31, 2006 and/or any other reports that the Company fails to file in a timely manner for reasons in whole or in part directly or indirectly attributable to or arising out of the Company’s review of its historical stock option grants as initially reported in the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2006. The Consenting Holders agree to rescind any notice of acceleration delivered to the Company with respect to such failure to file.

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

As a result of this transaction, we recognized a loss of approximately $0.6 million in the third quarter of fiscal 2007 related to the early redemption of debt.  We will also incur additional expense of approximately $0.5 million over the remaining life of the convertible subordinated notes, which will be charged to interest expense.

The Company may redeem some or all of its convertible notes, at par value, if the closing price of the Company's common stock exceeds $12.09 per share for at least twenty trading days within a period of any thirty consecutive trading days ending on the trading day prior to the date of mailing the notice of redemption.  The notice of redemption must be mailed to the holders of the convertible notes at least 20 days but not more than 60 days before the redemption date.  Once the notice of redemption is mailed by the Company to the holders of its convertible notes, the convertible notes become irrevocably due and payable on the redemption date.  Each of the indentures governing the convertible notes requires the Company to deposit funds sufficient to cover the redemption price of, plus accrued and unpaid interest on, the convertible notes to be redeemed with the Trustee one business day prior to the redemption date.  The holders of the convertible notes can convert the convertible notes into shares of the Company’s common stock at any time before maturity, or with respect to convertible notes called for redemption, until the close of business on the business day immediately preceding the redemption date.  The number of shares issuable upon conversion is determined by dividing the principal amount to be converted by the conversion price in effect on the conversion date.  The conversion price is $7.01, subject to customary anti-dilution adjustments.

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

NOTE 16.  Commitments and Contingencies

EMCORE leases certain land, facilities, and equipment under non-cancelable operating leases. The leases provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense. Net facility and equipment rent expense under such leases amounted to approximately $1.6 million, $2.1 million, and $1.9 million for the fiscal years ended September 30, 2007, 2006, and 2005, respectively. Future minimum rental payments under EMCORE's non-cancelable operating leases with an initial or remaining term of one year or more as of September 30, 2007are as follows:

(in thousands) Operating Leases

Fiscal year ending:
September 30, 2008	$1,463
September 30, 2009	1,147
September 30, 2010	1,053
September 30, 2011	1,016
September 30, 2012	238
Thereafter	2,919

Total minimum lease payments	$7,836

The total of minimum sublease rentals to be received in the future under non-cancelable subleases amounted to approximately $40,000 as of September 30, 2007, and are receivable in fiscal 2008.

As of September 30, 2007, EMCORE had seven standby letters of credit totaling approximately $1.5 million.

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

SEC Investigation

The Company informed the staff of the SEC of the Special Committee’s investigation of the Company’s historical stock option granting practices on November 6, 2006.  After the Company’s initial contact with the SEC, the SEC opened a non-public investigation concerning the Company’s option granting practices since the Company’s initial public offering.  The Company has cooperated fully with the SEC’s investigation.  Although we cannot predict the outcome of this matter, we do not expect that such matter will have a material adverse effect on our consolidated financial position or results of operations.

Shareholder Derivative Litigation Relating to Historical Stock Option Practices

On February 1, 2007, Plaintiff Lewis Edelstein filed a purported stockholder derivative action (the “Federal Court Action”) on behalf of the Company against certain of its present and former directors and officers (the “Individual Defendants”), as well as the Company as nominal defendant, in the U.S. District Court for the District of New Jersey, Edelstein v. Brodie, et. al., Case No. 3:07-cv-00596-FLW-JJH (D.N.J.).   On May 22, 2007, Plaintiffs Kathryn Gabaldon and Michael Sackrison each filed a purported stockholder derivative action against the Individual Defendants, and the Company as nominal defendant, in the Superior Court of New Jersey, Somerset County, Gabaldon v. Brodie, et. al., Case No. 3:07-cv-03185-FLW-JJH (D.N.J.) and Sackrison v. Brodie, et. al., Case No. 3:07-cv-00596-FLW-JJH (D.N.J.) (collectively, the “State Court Actions”).

Both the Federal Court Action and the State Court Actions alleged, using essentially identical contentions that the Individual Defendants engaged in improprieties and violations of law in connection with the Company’s historical issuances of stock options.  Each of the actions seeks the same relief on behalf of the Company, including, among other things, damages, equitable relief, corporate governance reforms, an accounting, rescission, restitution and costs and disbursements of the lawsuit.  On July 10, 2007, the State Court Actions were removed to the U.S. District Court for the District of New Jersey.

On September 26, 2007, the plaintiff in the Federal Court Action signed an agreement in principle with the Individual Defendants and the Company to settle that litigation in accordance with the Memorandum of Understanding (the “MOU”) filed as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended September 30, 2006.  That same day, the plaintiffs in the State Court Actions advised the Federal Court that the settlement embodied in the MOU would also constitute the settlement of the State Court Actions.

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

We have recorded $700,000 as a liability for the stipulated settlement as of September 30, 2007 since events that led to the litigation existed as of that date.  Although we anticipate that our insurance carrier will cover the stipulated settlement, we have not recorded any receivable, or gain contingency, since the settlement is still contingent upon certain future events.  See Note 21, Subsequent Events.

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

We have, from time to time, exchanged correspondence with third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes. Additionally, on September 11, 2006, we filed a lawsuit against Optium Corporation (Optium) in the U.S. District Court for the Western District of Pennsylvania for patent infringement. In the suit, EMCORE and JDS Uniphase Corporation (JDSU) allege that Optium is infringing on U.S. patents 6,282,003 and 6,490,071 with its Prisma II 1550nm transmitters. On March 14, 2007, following denial of a motion to add additional claims to its existing lawsuit, EMCORE and JDSU filed a second patent suit in the same court against Optium alleging infringement of JDSU's patent 6,519,374 ("the '374 patent").  On March 15, 2007, Optium filed a declaratory judgment action against EMCORE and JDSU. Optium seeks in this litigation a declaration that certain products of Optium do not infringe the '374 patent and that the patent is invalid. The '374 patent is assigned to JDSU and licensed to EMCORE.

On December 20, 2007, the Company was served with a complaint in another declaratory relief action which Optium had filed in the Federal District Court for the Western District of Pennsylvania.  This action seeks to have U.S. patents 6,282,003 and 6,490,071 declared invalid or unenforceable because of certain conduct alleged to have occurred in connection with the grant of these patents.  These allegations are substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  The Company believes the allegations contained in this complaint are without merit and intends to contest them.

NOTE 17.  Income Taxes

EMCORE incurred income tax expense of $0, $1.9 million, and $0 during the years ended September 30, 2007, 2006 and 2005, respectively.  A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal and state income tax rates to income before provision for income taxes for the year ended September 30, 2007is as follows:

(dollars in millions)	Years Ended September 30,
	2007	2006	2005
Income tax expense (benefit) computed at federal statutory rate	$(19.5)	$16.4	$(4.6)
State taxes, net of federal effect	(3.4)	2.7	(0.8)
Non-deductible executive compensation	0.0	0.9	-
Valuation allowance	22.9	(18.1)	5.4
Income tax expense (benefit)	$-	$1.9	$-
Effective tax rate	0%	3.95%	0%

Significant components of EMCORE’s deferred tax assets are as follows:

(in thousands)	2007	2006

Deferred tax assets (liabilities):
Federal net operating loss carryforwards	$84,539	$71,987
Research credit carryforwards (state and federal)	1,951	1,951
Inventory reserves	2,797	2,149
Accounts receivable reserves	226	146
Accrued warranty reserve	445	365
State net operating loss carryforwards	16,403	13,080
Investment write-down	4,766	4,766
Legal reserves	1,831	0
Deferred compensation	2,588	0
Tax reserves	1,112	0
Other	538	2,440
Fixed assets and intangibles	(6,611)	(8,553)
Total deferred tax assets	110,585	88,331
Valuation allowance	(110,585)	(88,331)
Net deferred tax assets	$-	$-

As of September 30, 2007, EMCORE had net operating loss carryforwards for federal income tax purposes of approximately $248.6 million, which expire beginning in the year 2021 through 2027. EMCORE also has state net operating loss carryforwards of approximately $182.2 million, which expire beginning in the year 2009.  EMCORE also has federal and state research and development tax credits of approximately $0.6 million and $1.3 million, respectively. The research credits will begin to expire in the year 2008 through 2025.  Utilization of EMCORE’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

EMCORE is incorporated in the State of New Jersey, which presently limits the use of net operating loss carryforwards due to state government budget deficits.

NOTE 18.  Segment Data and Related Information

EMCORE has four operating segments: (1) EMCORE Fiber Optics and (2) EMCORE Broadband, which are aggregated as a separate reporting segment, Fiber Optics, and (3) EMCORE Photovoltaics and (4) EMCORE Solar Power, which are aggregated as a separate reporting segment, Photovoltaics.  EMCORE's Fiber Optics revenue is derived primarily from sales of optical components and subsystems for CATV, FTTP, enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers, and satellite communications data links.  EMCORE's Photovoltaics revenue is derived primarily from the sales of solar power conversion products for the space and terrestrial markets, including solar cells, covered interconnect solar cells, solar panel concentrator solar cells and concentrating photovoltaic systems (“CPV”) receiver assemblies. EMCORE evaluates its reportable segments in accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information. EMCORE’s Chief Executive Officer is EMCORE’s Chief Operating Decision Maker pursuant to SFAS 131, and he allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results and other non-GAAP financial ratios.

The following table sets forth the revenue and percentage of total revenue attributable to each of EMCORE's reporting segments for the fiscal years ended September 30, 2007, 2006 and 2005.

Segment Revenue (in thousands)	2007		2006		2005
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$110,377	65%	$104,852	73%	$81,960	71%
Photovoltaics	59,229	35	38,681	27	33,407	29
Total revenue	$169,606	100%	$143,533	100%	$115,367	100%

The following table sets forth EMCORE's consolidated revenue by geographic region for the fiscal years ended September 30, 2007, 2006 and 2005.  Revenue was assigned to geographic regions based on our customers’ or contract manufacturers’ billing address.

Geographic Revenue (in thousands)	2007		2006		2005
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

North America	$124,032	73%	$109,614	76%	$95,723	83%
Asia	34,574	20	28,537	20	13,725	12
Europe	10,821	7	4,152	3	5,916	5
South America	134	-	1,230	1	3	-
Australia	45	-
Total revenue	$169,606	100%	$143,533	100%	$115,367	100%

Customer A and Customer B accounted for 13% and 11% of our total consolidated revenue in fiscal 2007. Customer C accounted for 12% of our total consolidated revenue in fiscal 2006.  Customer A accounted for 22% of our total consolidated revenue in fiscal 2005.  The revenue from Customers A and C is related to the fiber optics segment and the revenue from Customer B is related to the photovoltaics segment.

The following table sets forth operating losses attributable to each EMCORE operating segment for the fiscal years ended September 30, 2007, 2006 and 2005:

Statement of Operations Data (in thousands)	2007	2006	2005
Operating loss by segment:
Fiber Optics	$(25,877)	$(18,950)	$(13,884)
Photovoltaics	(11,202)	(8,365)	(4,348)
Corporate	(20,377)	(6,835)	(2,139)
Operating loss	(57,456)	(34,150)	(20,371)

Total other expenses (income)	1,266	(81,041)	4,314

(Loss) income from continuing operations before income taxes	(58,722)	46,891	(24,685)

Provision for income taxes	-	1,852	-

(Loss) income from continuing operations	$(58,722)	$45,039	$(24,685)

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each operating segment as of September 30, 2007 and 2006 are as follows:

Long-lived Assets (in thousands)	2007	2006

Fiber Optics	$56,816	$57,817
Photovoltaics	46,706	42,087
Corporate	-	22
Total long-lived assets	$103,522	$99,926

In fiscal 2007, all assets from our former corporate headquarters in New Jerseywere written off and/or fully depreciated.

NOTE 19.  Employee Benefit Plans

EMCORE has a Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions are made in EMCORE's common stock. For the years ended September 30, 2007, 2006, and 2005, EMCORE contributed approximately $1.0 million, $0.9 million, and $0.7 million, respectively, in common stock to the Savings Plan.

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

Statements of Operations Fiscal 2007 (in thousands, except per share data)	Quarter 1 December 31, 2006	Quarter 2 March 31, 2007	Quarter 3 June 30, 2007	Quarter 4 September 30, 2007
Product revenue	$35,626	$33,716	$39,565	$39,427
Service revenue	2,970	5,882	4,863	7,557
Total revenue	38,596	39,598	44,428	46,984

Cost of product revenue	30,941	28,170	32,181	33,057
Cost of service revenue	2,159	4,459	2,542	5,598
Total cost of revenue	33,100	32,629	34,723	38,655
Gross profit	5,496	6,969	9,705	8,329

Operating expenses:
Selling, general and administrative	12,539	13,143	15,516	16,646
Research and development	6,611	7,528	7,668	8,173
Total operating expenses	19,150	20,671	23, 184	24,819
Operating loss	(13,654)	(13,702)	(13,479)	(16,621)

Other (income) expense:
Interest income	(1,651)	(1,169)	(723)	(577)
Interest expense	1,262	1,260	1,254	1,209
Loss from early redemption of convertible subordinated notes	-	-	561	-
Gain from insurance proceeds	-	(357)	-	-
Loss on disposal of property, plant and equipment	-	-	-	210
Foreign exchange gain	-	-	(12)	(1)
Total other (income) expenses	(389)	(266)	1,080	841

Net loss from continuing operations	$(13,265)	$(13,436)	$(14,559)	$(17,462)
Per share data:
Basic and diluted per share data:
Net loss from continuing operations	$(0.26)	$(0.26)	$(0.29)	$(0.34)

Weighted-average number of shares outstanding:
Basic and diluted	50,875	50,947	51,043	51,081

Statements of Operations Fiscal 2006 (in thousands, except per share data)	Quarter 1 December 31, 2005	Quarter 2 March 31, 2006	Quarter 3 June 30, 2006	Quarter 4 September 30, 2006
Product revenue	$32,081	$33,235	$34,583	$32,405
Service revenue	3,648	2,880	1,740	2,961
Total revenue	35,729	36,115	36,323	35,366

Cost of product revenue	26,490	26,521	27,594	29,275
Cost of service revenue	2,891	1,727	1,184	1,899
Total cost of revenue	29,381	28,248	28,778	31,174
Gross profit	6,348	7,867	7,545	4,192

Operating expenses:
Selling, general and administrative	7,054	10,652	7,886	12,585
Research and development	4,273	4,734	5,053	5,632
Impairment of goodwill and intellectual property	-	-	-	2,233
Total operating expenses	11,327	15,386	12,939	20,450
Operating loss	(4,979)	(7,519)	(5,394)	(16,258)

Other (income) expense:
Interest income	(330)	(246)	(263)	(447)
Interest expense	1,297	1,359	1,331	1,365
Loss from convertible subordinated notes exchange offer	1,078	-	-	-
Impairment of investment	-	-	-	500
Loss on disposal of property, plant and equipment	-	-	-	424
Net gain on sale of GELcore investment	-	-	-	(88,040)
Equity in net (income) loss of GELcore investment	(547)	397	129	620
Equity in net loss of Velox investment	182	150	-	-
Total other expenses (income)	1,680	1,660	1,197	(85,578)
(Loss) income from continuing operations before income taxes	(6,659)	(9,179)	(6,591)	69,320

Provision for income taxes	-	-	-	1,852
(Loss) income from continuing operations	(6,659)	(9,179)	(6,591)	67,468

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(214)	170	384	33
Gain on disposal of discontinued operations, net of tax	-	2,012	-	7,499
(Loss) income from discontinued operations	(214)	2,182	384	7,532

Net (loss) income	$(6,873)	$(6,997)	$(6,207)	$75,000
Per share data:
Basic per share data:
(Loss) income from continuing operations	$(0.14)	$(0.18)	$(0.13)	$1.33
Income from discontinued operations	-	0.04	0.01	0.15
Net (loss) income	$(0.14)	$(0.14)	$(0.12)	$1.48

Diluted per share data:
(Loss) income from continuing operations	$(0.14)	$(0.18)	$(0.13)	$1.28
Income from discontinued operations	-	0.04	0.01	0.14
Net (loss) income	$(0.14)	$(0.14)	$(0.12)	$1.42

Weighted-average number of shares outstanding:
Basic	48,181	49,410	50,430	50,728
Diluted	48,181	49,410	50,430	52,853

NOTE 21.  Subsequent Events

1.	Option Grant Modification for Affected Former Employees

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

To address this issue with affected former employees under the 2000 Plan, EMCORE’s Board of Directors agreed in April 2007 to approve an option grant “modification” for these individuals by extending the normal 90-day exercise period after termination date to a date after which EMCORE became compliant with its SEC filings and the registration of the option shares was once again effective.  The Company communicated with its terminated employees relating to the tolling agreement in November 2007.  We will account for the modification of stock options issued to terminated employees as additional compensation expense in accordance with SFAS 123(R) in the first quarter of fiscal 2008.

2.	Shareholder Derivative Litigation

On November 28, 2007, a Stipulation of Compromise and Settlement (the “Stipulation”) substantially embodying the terms previously contained in the MOU was fully executed by the Company and the other defendants and the plaintiffs in the Federal Court Action and the State Court Actions. The Stipulation is filed as Exhibit 10.19 to this Annual Report on Form 10-K.

The Stipulation provides that the Company will adhere to certain policies and procedures relating to the issuance of stock options, stock trading by directors, officers and employees, the composition of its Board of Directors, and the functioning of the Board’s Audit and Compensation Committees.  The Stipulation also provides for the payment of $700,000 relating to plaintiffs’ attorneys’ fees, costs and expenses, which the Company’s insurance carrier has committed to pay on behalf of the Company.  A motion to approve the settlement reflected in the Stipulation was filed with the U.S. District Court for the District of New Jersey on December 3, 2007.   The Court has set a hearing date of January 7, 2008 to determine whether to preliminarily approve the settlement.  After the preliminary approval hearing, the Court is expected to set the schedule for the Company to provide notice to shareholders and to set a date for a hearing for final approval of the settlement.  Upon such approval it will become final and binding on all parties and represent a final settlement of both the Federal Court Action and the State Court Actions.

3.	Acquisition

On December 17, 2007, EMCORE Corporation (the “Company”) entered into an Asset Purchase Agreement (the “Agreement”) with Intel Corporation (“Seller”).  Under the terms of the Agreement, the Company will purchase certain of the assets of Seller and its subsidiaries relating to the telecom portion of Seller’s Optical Platform Division for a purchase price of $85 million, as adjusted based on an inventory true-up, plus specifically assumed liabilities.  The purchase price will be paid $75 million in cash and $10 million in cash or common stock of the Company, at the Company’s option.

The Company and Seller each made certain representations, warranties and covenants in the Agreement, including, among others, covenants by Seller to use commercially reasonable efforts to preserve intact the assets to be transferred to the Company and to refrain from taking certain non-ordinary course transactions during the period before consummation of the transaction.

Consummation of the transaction is subject to certain conditions, including that governmental approvals, including antitrust approvals, have been obtained.  The parties have agreed to enter into a transition services agreement under which Seller will provide selected services to the Company for a limited period after closing.  The parties have also entered into an intellectual property agreement under which Seller will license, subject to certain conditions, certain related intellectual property to the Company in connection with the Company’s use and development of the assets being transferred to it.

The Agreement contains termination rights for both the Company and Seller including a provision allowing either party to terminate the Agreement if the transaction has not been consummated by June 18, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EMCORE Corporation
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheets of EMCORE Corporation (the "Company") as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EMCORE Corporation as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective October 1, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 31, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Dallas, Texas
December 31, 2007

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management, under the supervision and with the participation of its Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of the end of the period covered by this report. Based on that evaluation, management concluded that, as of that date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of September 30, 2007. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2007, management determined that the Company’s internal control over financial reporting was effective as of September 30, 2007.  Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2007, the Company made the following changes to internal control over financial reporting:

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

Remediation Activities Relating to Non-routine Transactions

Management has also reevaluated its accounting policies and procedures related to non-routine accounting transactions which aggregated to a material weakness in the prior year.  As part of our review, we have enhanced the review process over non-routine transactions and the related accounting treatment by ensuring that these transactions are subject to a more thorough and detailed review.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Interim Chief Financial Officer does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within EMCORE have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EMCORE Corporation
Albuquerque, New Mexico

We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that EMCORE Corporation (the "Company") maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of September 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2007of the Company and our report dated December 31, 2007expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as discussed in Note 4 to the consolidated financial statements.

/s/ Deloitte & Touche LLP
Dallas, Texas
December 31, 2007

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information regarding our executive officers and directors required by this Item is incorporated by reference to EMCORE’s Definitive Proxy Statement in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended September 30, 2007.  Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted a code of ethics entitled the “EMCORE Corporation Code of Business Conduct and Ethics,” which is applicable to all employees, officers, and directors of EMCORE.  The full text of our Code of Business Conduct and Ethics is included with the Corporate Governance information available on our website (www.emcore.com).

ITEM 11.	Executive Compensation

Information required by this Item is incorporated by reference to the section entitled “Executive Compensation” in the Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Information regarding EMCORE’s equity compensation plans is incorporated by reference to the section entitled “Equity Compensation Plans” in the Proxy Statement.

ITEM 13.	Certain Relationships, Related Transactions and Director Independence

Information regarding required by this Item is incorporated by reference to the sections entitled “Certain relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the section entitled “Independent Auditors” in the Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements

Included in Part II, Item 8 of this Annual Report on Form 10-K:

Consolidated Statements of Operations for the fiscal years ended September 30, 2007, 2006, and 2005
Consolidated Balance Sheets as of September 30, 2007 and 2006
Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 30, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2007, 2006, and 2005
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a)(2)	Financial Statement Schedules

The applicable financial statement schedules required under this Item 15(a)(2) are presented in the Company's consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K.

(a)(3)	Exhibits

2.1
Asset Purchase Agreement, dated as of November 3, 2003, by and among Veeco St. Paul Inc., Veeco Instruments Inc., and Registrant (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on November 18, 2003).

2.2
Purchase Agreement, dated as of May 27, 2005, between JDS Uniphase Corporation and Registrant (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 3, 2005).

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

2.6
Stock Purchase Agreement, dated as of April 13, 2007, by and among Registrant, Opticomm Corporation and the persons named on Exhibit 1 thereto (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed April 19, 2007).

3.1	Restated Certificate of Incorporation, dated December 21, 2000(incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

3.2	Amended By-Laws, as amended through December 14, 2006(incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 20, 2006).

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

4.6
First Supplemental Indenture, dated as of April 9, 2007, by and between EMCORE Corporation and Deutsche Bank Trust Company Americas, as trustee, amending the Indenture, dated as of February 24, 2004, by and between Registrant and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed on April 10, 2007).

4.7
First Supplemental Indenture, dated as of April 9, 2007, by and between EMCORE Corporation and Deutsche Bank Trust Company Americas, as trustee, amending the Indenture, dated as of November 16, 2005, by and between Registrant and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed on April 10, 2007).

10.1†	1995 Incentive and Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement on Form S-1 filed on February 6, 1997).

10.2†	1996 Amendment to Option Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on February 6, 1997).

10.3†	MicroOptical Devices 1996 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on February 6, 1998).

10.4†	2000 Stock Option Plan, as amended and restated on February 13, 2006(incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 17, 2006).

10.5†
Amended and Restated Section 2(n) of Amended and Restated EMCORE Corporation 2000 Stock Option Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on April 19, 2007).

10.6†	2000 Employee Stock Purchase Plan, as amended and restated on February 13, 2006(incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 17, 2006).

10.7†
Directors’ Stock Award Plan (incorporated herein by reference to Exhibit 99.1 to Registrant’s Original Registration Statement of Form S-8 filed on November 5, 1997), as amended by the Registration Statement on Form S-8 filed on August 10, 2004.

10.8
Memorandum of Understanding, dated as of September 26, 2007between Lewis Edelstein and Registrant regarding shareholder derivative litigation (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 20, 2006).

10.9†	Fiscal 2007 Executive Bonus Plan (incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 4, 2007).

10.10†	Executive Severance Policy (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 19, 2007).

10.11†	Outside Directors Cash Compensation Plan, as amended and restated on February 13, 2006(incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 17, 2006).

10.12
Exchange Agreement, dated as of November 10, 2005, by and between Alexandra Global Master Fund Ltd. and Registrant (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

10.13
Consent to Amendment and Waiver, dated as of April 9, 2007, by and among EMCORE Corporation and certain holders of the 2004 Notes party thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 10, 2007).

10.14
Consent to Amendment and Waiver, dated as of April 9, 2007, by and between EMCORE Corporation and the holder of the 2005 Notes (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 10, 2007).

10.15
Investment Agreement between WorldWater and Power Corp. and Registrant, dated November 29, 2006(incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 5, 2006).

10.16
Registration Rights Agreement between WorldWater and Power Corp. and Registrant, dated November 29, 2006(incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 5, 2006).

10.17
Letter Agreement between WorldWater and Power Corp. and Registrant, dated November 29, 2006(incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on December 5, 2006). Confidential Treatment has been requested by the Company with respect to portions of this document. Such portions are indicated by “*****”.

10.18†	Dr. Hong Hou Offer Letter dated December 14, 2006(incorporated by reference to Exhibit 10.1 to Registrant’s Current Report filed on December 20, 2006).

10.19*	Stipulation of Compromise and Settlement, dated as of November 28, 2007 executed by the Company and the other defendants and the plaintiffs in the Federal Court Action and the State Court Actions.

14.1	Code of Ethics for Financial Professionals (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 14, 2007.

31.2*	Certificate of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 14, 2007.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 14, 2007.

32.2*	Certificate of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 14, 2007.
__________
* Filed herewith
† Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCORE CORPORATION

Date: December 31, 2007	By:	/s/ Reuben F. Richards, Jr.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on December 14, 2007.

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