Form 10-K/A
period 2007-09-30
EMCORE CORP
filed 2008-01-28
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number 0-22175

EMCORE Corporation
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2746503 (I.R.S. Employer Identification No.)

10420 Research Road, SE, Albuquerque, New Mexico (Address of principal executive offices)	87123 (Zip Code)

Registrant’s telephone number, including area code:  (505) 332-5000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

The number of shares outstanding of the registrant’s no par value common stock as of December 26, 2007 was 52,253,883.

EMCORE Corporation
FORM 10-K/A
For The Fiscal Year Ended September 30, 2007

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, that was filed with the Securities and Exchange Commission (“SEC”) on December 31, 2007 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended September 30, 2007.

Except as set forth in Part III below, no other changes are made to the Original Filing.  Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.  Throughout this report, references to the “Company,” “we,” “our,” or “us” refer to EMCORE Corporation and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Pursuant to EMCORE’s Restated Certificate of Incorporation, the Board of Directors of EMCORE is divided into three classes as set forth in the following table. The directors in each class hold office for staggered terms of three years. The Class A directors, Messrs. Russell, Richards and Bogomolny, are being proposed for a three-year term (expiring in 2011) at our 2008 Annual Meeting of Shareholders.

The following table sets forth certain information regarding the members of and nominees for the Board of Directors:

Name and Other Information	Age	Class and Year in Which Term Will Expire	Principal Occupation	Served as Director Since

NOMINEES FOR ELECTION AT THE 2008 ANNUAL MEETING

Thomas J. Russell, Ph.D. (2) (4)	76	Class A 2008	Chairman of the Board, EMCORE Corporation	1995

Reuben F. Richards, Jr.	52	Class A 2008	Chief Executive Officer, EMCORE Corporation	1995

Robert Bogomolny (1) (3) (4)	69	Class A 2008	President, University of Baltimore	2002

DIRECTORS WHOSE TERMS CONTINUE

Charles Scott(1) (2) (3) (4)	58	Class B 2010	Chairman of William Hill plc	1998

Hong Q. Hou, Ph.D.	43	Class B 2010	President and Chief Operating Officer, EMCORE Corporation	2006

Thomas G. Werthan	51	Class C 2009	Chief Financial Officer, EPV SOLAR, Inc.	1992

John Gillen (1) (2) (3)(4)	66	Class C 2009	Partner, Gillen and Johnson, P.A., Certified Public Accountants	2003

(1)	Member of Audit Committee.
(2)	Member of Nominating Committee.
(3)	Member of Compensation Committee.
(4)	Determined by the Board of Directors to be an independent director.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information with respect to each of the nominees for the office of director and other directors and executive officers of EMCORE.

THOMAS J. RUSSELL, Ph.D., 76, has been a director of the Company since May 1995 and was elected Chairman of the Board on December 6, 1996. Dr. Russell founded Bio/Dynamics, Inc. in 1961 and managed the company until its acquisition by IMS International in 1973, following which he served as President of that company’s Life Sciences Division. From 1984 until 1988, he served as Director, then as Chairman of IMS International until its acquisition by Dun & Bradstreet in 1988. From 1988 to 1992, he served as Chairman of Applied Biosciences, Inc., and was a Director until 1996. In 1990, Dr. Russell was appointed as a Director of Saatchi & Saatchi plc (now Cordiant plc), and served on that board until 1997. He served as a Director of Adidas-Salomon AG from 1994 to 2001. He also served on the board of LD COM Networks until 2004. He holds a Ph.D. in physiology and biochemistry from Rutgers University.

REUBEN F. RICHARDS, JR., 52, joined the Company in October 1995 and became Chief Executive Officer in December 1996. Mr. Richards has been a director of the Company since May 1995. From October 1995 to December 2006, Mr. Richards served as the Company’s President. From September 1994 to December 1996, Mr. Richards was a Senior Managing Director of Jesup & Lamont Capital Markets Inc. (an affiliate of a registered broker-dealer). From December 1994 to December 1996, he was a member and President of Jesup & Lamont Merchant Partners, L.L.C. From 1992 through 1994, Mr. Richards was a principal with Hauser, Richards & Co., a firm engaged in corporate restructuring and management turnarounds. From 1986 until 1992, Mr. Richards was a Director at Prudential-Bache Capital Funding in its Investment Banking Division. Mr. Richards currently serves as a Director of Worldwater & Solar Technologies Corp.

HONG Q. HOU, Ph.D., 43, has served as a director of the Company since December 2006. Dr. Hou joined the Company in 1998 and became President and Chief Operating Officer of the Company in December 2006. Dr. Hou co-started the Company’s Photovoltaics division, and subsequently managed the Company’s Digital Fiber Optic Products division. In 2005 and 2006, Dr. Hou was responsible for managing the Company’s Broadband Fiber Optics division. From 1995 to 1998, Dr. Hou was a Principal Member of Technical Staff at Sandia National Laboratories, a Department of Energy weapon research lab managed by Lockheed Martin. He was a Member of Technical Staff at AT&T Bell Laboratories from 1993 to 1995, where he engaged in research on high-speed optoelectronic devices. Dr. Hou currently serves as a Director of Worldwater & Solar Technologies Corp. He holds a Ph.D. in Electrical Engineering from the University of California at San Diego.

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

JOHN GILLEN, 66, has served as a director of the Company since March 2003.  Mr. Gillen has been a partner in the firm of Gillen and Johnson, P.A., Certified Public Accountants since 1974. Prior to that time, Mr. Gillen was employed by the Internal Revenue Service and Peat Marwick Mitchell & Company, Certified Public Accountants.

ROBERT BOGOMOLNY, 69, has served as a director of the Company since April 2002. Since August 2002, Mr. Bogomolny has served as President of the University of Baltimore. Prior to that, he served as Corporate Senior Vice President and General Counsel of G.D. Searle & Company, a pharmaceuticals manufacturer, from 1987 to 2001. At G.D. Searle, Mr. Bogomolny was responsible at various times for its legal, regulatory, quality control, and public affairs activities. He also led its government affairs department in Washington, D.C., and served on the Searle Executive Management Committee.

THOMAS G. WERTHAN, 51, served as the Company’s Chief Financial Officer from June 1992 to February 2007 and has been a member of the Board of Directors since 1992. He is currently Chief Financial Officer of EPV SOLAR, Inc., a private company. Prior to joining the Company, he was associated with The Russell Group, a venture capital partnership, as Chief Financial Officer for several portfolio companies. The Russell Group was affiliated with Thomas J. Russell, Chairman of the Board of Directors of the Company.  From 1985 to 1989, Mr. Werthan served as Chief Operating Officer and Chief Financial Officer for Audio Visual Labs, Inc., a manufacturer of multimedia and computer graphics equipment.

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

JOHN IANNELLI, Ph.D., 42, joined the Company in January 2003 through the acquisition of Ortel from Agere Systems and has served as Chief Technology Officer since June 2007. Prior to his current role, Dr. Iannelli was Senior Director of Engineering of EMCORE’s Broadband Fiber Optics division (Ortel).  Dr. Iannelli joined Ortel in 1995 and has led several development programs and products in the areas of analog and digital transmitters/transceivers. He has made seminal inventions in the areas of fiber optic transport in digital and broadband infrastructures. He has numerous publications and issued U.S. patents.  Dr. Iannelli holds a Ph.D. and MS degree in Applied Physics from the California Institute of Technology, a BS degree in Physics from Rensselaer Polytechnic Institute, and a Masters degree in Business Administration from the University of Southern California.

Additional Information Regarding Directors and Executive Officers

Mr. Robert Louis-Dreyfus, after serving as a director of the Company since March 1997, resigned his seat on the Company’s Board of Directors on October 30, 2007.

As previously reported in our Form 8-K filed with the SEC on December 20, 2006, Mr. Richards will continue to serve as the Company’s Chief Executive Officer until the Company’s 2008 Annual Meeting, at which time he will become Executive Chairman and Chairman of the Board of Directors and Dr. Russell, the current Chairman, will become Chairman Emeritus and Lead Director.  At that time, Dr. Hou will succeed Mr. Richards as the Company’s Chief Executive Officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on the Company’s review of copies of all disclosure reports filed by directors and executive officers of the Company, as well as anyone who is a beneficial owner of more than 10 percent of a registered class of the Company’s stock, pursuant to Section 16(a) of the Exchange Act, as amended, and written representations furnished to the Company, the Company believes that there was compliance with all filing requirements of Section 16(a) applicable to directors and executive officers of the Company during the fiscal year 2007, with the exception of December 27, 2006 filings for Dr. Hou on Form 3 and Form 4 (reporting an employee stock option grant), both of which were reported 13 days late and one filing on July 16, 2007 for Dr. Iannelli on Form 3, which was reported 21 days late due to an administrative error.

CODE OF ETHICS

We have adopted a code of ethics entitled the “EMCORE Corporation Code of Business Conduct and Ethics,” which is applicable to all employees, officers, and directors of EMCORE.  The full text of our Code of Business Conduct and Ethics is included with the Corporate Governance information available on our website (www.emcore.com).

AUDIT COMMITTEE

The Company has a separately-designated standing audit committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of Messrs. Scott, Gillen, and Bogomolny. Each member of the audit committee is currently an independent director within the meaning of NASD Rule 4200(a)(15). The Board of Directors has determined that Messrs. Scott and Gillen are each audit committee financial experts.

ITEM 11.              Executive Compensation

COMPENSATION OF DIRECTORS

The Board of Directors held 10 regularly scheduled and special telephonic meetings during fiscal 2007, and took other certain actions by unanimous written consent. During fiscal 2007, all directors of the Company, except for Mr. Louis-Dreyfus, attended at least 75% of the aggregate meetings of the Board and committees on which they served, during their tenure on the Board.

Director Compensation

Name (1)	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(3)	Total ($)
Thomas J. Russell, Ph.D.	26,750	17,100	43,850
Charles Scott	53,650	18,600	72,250
John Gillen	31,300	15,400	46,700
Robert Bogomolny	29,150	13,500	42,650
Robert Louis-Dreyfus (2)	750	3,000	3,750
___________________
(1)
Reuben F. Richards, Jr., the Company’s Chief Executive Officer, and Hong Q. Hou, Ph.D., the Company’s Chief Operating Officer and President, are not included in this table as they are employees of the Company and receive no compensation for their services as Directors.  Their compensation is disclosed in the Summary Compensation Table.  Thomas G. Werthan, the Company’s former Chief Financial Officer, continues to serve as a Director.  Mr. Werthan began to receive compensation for his services as a Director only after he left the employment of the Company and the compensation he received for serving as a Director is disclosed in the “All Other Compensation” column of the Summary Compensation Table.

(2)	Robert Louis-Dreyfus resigned his seat on the Company’s Board of Directors on October 30, 2007.
(3)	These amounts include fees earned during fiscal 2007 payable in EMCORE common stock.

Pursuant to the Company’s Directors’ Stock Award Plan adopted by the shareholders in March 1997 (the “1997 Stock Award Plan”), the Company has paid non-employee directors a fee in the amount of $3,000 per Board meeting attended ($3,600 for the Chairman of the Board) and $500 per committee meeting attended ($600 for the chairman of a committee).  The Company also reimburses a non-employee director's reasonable out-of-pocket expenses incurred in connection with such Board or committee meetings. From time to time, Board members are invited to attend meetings of Board committees of which they are not members.  When this occurs, these non-committee Board members receive a committee meeting fee of $500. Payment of fees under the 1997 Stock Award Plan has historically been made in common stock of the Company at the closing price on the NASDAQ National Market for the day prior to the meeting. In accordance with the terms of the new Directors’ Stock Award Plan adopted by the shareholders at the Company’s 2007 annual meeting (the “2007 Stock Award Plan”), payment of fees will be made in common stock of the Company payable in one issuance annually based on the closing price on the NASDAQ National Market for the date of issuance.  The 1997 Stock Award Plan expired in March 2007 and the 2007 Stock Award Plan became effective as of January 1, 2008.

The Company’s Outside Directors Cash Compensation Plan provides for the payment of cash compensation to non-employee directors for their participation at Board meetings, in amounts established by the Board and periodically reviewed. Each non-employee director receives a meeting fee for each meeting that he attends (including telephonic meetings, but excluding execution of unanimous written consents) of the Board. In addition, each non-employee director receives a committee meeting fee for each meeting that he attends (including telephonic meetings, but excluding execution of unanimous written consents) of a Board committee. Until changed by resolution of the Board, the meeting fee is $4,000 and the committee meeting fee is $1,500; provided that the meeting fee for special telephonic meetings (i.e., Board meetings that are not regularly scheduled and in which non-employee directors typically participate telephonically) is $750 and the committee meeting fee for such special telephonic meetings is $600. Any non-employee director who is the chairman of a committee receives an additional $750 for each meeting of the committee that he chairs, and an additional $200 for each special telephonic meeting of such committee. Directors may defer cash compensation otherwise payable under the Outside Directors Cash Compensation Plan.

No director who is an employee of the Company receives compensation for services rendered as a director under the Outside Directors Cash Compensation Plan, the 1997 Stock Award Plan or the 2007 Stock Award Plan.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes EMCORE’s executive compensation program and analyzes the compensation decisions made for the executive officers included in the Summary Compensation Table (the “Named Executive Officers”) for fiscal 2007.  The analysis includes the disclosure of certain performance targets that are used in connection with the Company’s executive compensation program. These targets should not be understood to be statements of management’s expectations of the Company’s future results.

Objectives and Components of the Company’s Compensation Program

EMCORE’s executive compensation program is designed to motivate executives to achieve strong financial and operational performance and recognizes individual contributions to that performance.  Through the compensation program, the Company seeks to attract and retain talented executive officers by providing total compensation that is competitive with that of other executives employed by companies of similar size, complexity and lines of business.  The Company’s executive compensation program is also designed to link executives’ interests with shareholders’ interests by providing a portion of total compensation in the form of stock-based incentives.

The Company’s Annual Compensation Decision-Making Process

The Compensation Committee of the Board of Directors is responsible for setting and administering policies that govern EMCORE’s executive compensation program.  In October/November of each year, the Compensation Committee reviews the Company’s performance and the performance of each of the Named Executive Officers for the prior fiscal year and market surveys and/or proxy statements of our peer group as well as companies that have our same Standard Industrial Classification (SIC) code and annual revenues of $500 million or less.  Based on this review, the Compensation Committee discusses and approves base salary increases related to the current fiscal year and awards annual cash incentives and stock option grants in recognition of Company and individual performance for the prior fiscal year.  During fiscal 2007, however, this compensation review and discussion was postponed due to the Company’s then ongoing voluntary review of its historical stock option grant procedures, and was performed in June 2007.

The purpose of the Compensation Committee’s review of the market surveys and proxy statements that list the compensation paid by companies within our peer group as well as a broader market group is to provide a reference point that will assist the Compensation Committee in determining the competitiveness of our executive compensation program and is not determinative of the amount of compensation that is paid or awarded to our executives.  The Compensation Committee reviews and selects the companies that are included in our peer group, which is comprised of companies of similar size, complexity and lines of business.  For fiscal 2007, the peer group consisted of the following companies:

•ANADIGICS, Inc.
•ATMI, Inc.
•TriQuint Semiconductor, Inc.
•Kopin Corporation
•Cree, Inc.
•Veeco Instruments, Inc.
•Vitesse Semiconductor Corporation

 In addition to the use of market surveys and proxy statements, the Compensation Committee intends to retain a compensation consultant in the future to assess EMCORE’s competitive position with respect to each component of the Company’s executive compensation program, which consists of: (i) base salary, (ii) annual cash incentives, and (iii) long term stock based incentives.

Base Salary

Base salaries for executives are determined based upon job responsibilities, level of experience, individual performance, and comparisons to the salaries of executives in similar positions obtained from market surveys and proxy statements.  The goal for the base salary component is to compensate executives at a level that approximates the median salaries of individuals in comparable positions and markets.  Mr. Richards, the Company’s Chief Executive Officer, reviews the performance of the Chief Operating Officer and the other executive officers and recommends salary increases for these individuals to the Compensation Committee.  In turn, the Compensation Committee reviews, adjusts, where appropriate, and approves the salary increases for these executive officers.  In executive session, the Compensation Committee reviews any salary increase for the Chief Executive Officer.

On June 11, 2007, the Compensation Committee approved a base salary increase of 4%, to $414,416, retroactively effective as of January 1, 2007, for Mr. Richards.  At this time, the Compensation Committee did not increase the base salaries of any of the other Named Executive Officers because, in the case of Messrs. Werthan, Brodie and Stall, they had left or were about to leave the employment of the Company and in the case of Messrs. Hou, Gushard, Kosco and Iannelli, they had received the following base salary increases when they were promoted as executive officers:

•	Dr. Hou’s base salary was increased from $227,000 to $400,000 effective as of December 14, 2006, in connection with his appointment as President and Chief Operating Officer;
•	Mr. Gushard’s base salary was increased from $206,000 to $240,000 effective February 19, 2007, in connection with his appointment as Interim Chief Financial Officer;
•	Mr. Kosco’s base salary was increased from $180,000 to $200,000 effective April 30, 2007, in connection with his appointment as Chief Legal Officer; and
•	Dr. Iannelli’s base salary was increased from $197,465 to $225,000 effective June 25, 2007, in connection with his appointment as Chief Technology Officer.

Each of these base salary increases was based on market surveys and other data and each was intended to maintain the Company’s competitive position among similar companies with which it competes for executive talent.

Annual Cash Incentives

Each fiscal year EMCORE establishes a cash incentive plan, which provides the Company’s executive officers an opportunity to receive an annual cash payment in addition to their base salaries.  The cash incentive plan is designed to place at risk a significant portion of an executive’s annual cash compensation by linking the amount of compensation that an executive can achieve under the plan with individual and Company performance.  We believe that providing annual cash incentive opportunities is a key component of maintaining a competitive executive compensation program.

Pursuant to EMCORE’s Fiscal 2007 Executive Bonus Plan (the “2007 Bonus Plan”), bonus targets for each executive officer of the Company were established to promote the achievement of individual and Company performance objectives for fiscal 2007.  The bonus targets are a percentage of each executive’s base salary and are established based on each executive’s job responsibilities and experience as well as market surveys.  The following bonus targets were set under the 2007 Bonus Plan:

Name and Title	Target
Mr. Richards, Chief Executive Officer Dr. Hou, Chief Operating Officer	80% of base salary
Mr. Gushard, Interim Chief Financial Officer	50% of base salary
Mr. Kosco, Chief Legal Officer Dr. Iannelli, Chief Technology Officer	35% of base salary

The portion of the target to be paid is based on both Company and individual performance.  The Company performance metrics are weighted equally and are measured on the attainment of revenue and adjusted EBITDA goals (earnings before interest, taxes, depreciation, amortization and other non-cash and non-recurring charges).  A threshold level of 75% of the revenue goal and 70% of the adjusted EBITDA goal is set.  If the Company’s performance is below these performance targets, no cash incentive payments are awarded.  Achievement of 100% of revenue and adjusted EBITDA goals correlates to payment of 100% of the bonus targets, and attainment of lesser percentages of the revenue and adjusted EBITDA goals correlates to payment of lesser percentages of the bonus targets.  Attainment of 110% of the revenue and adjusted EBITDA goals will result in eligibility for 120% of the bonus targets.

The individual performance component acts as a multiplier and can accelerate or decelerate the target bonus percentage based upon individual performance as determined by the Chief Executive Officer and the Compensation Committee.  The multiplier ranges from 0% to 140% of the executive’s target bonus.  The Compensation Committee reviews the Chief Executive’s individual performance.  The Chief Operating Officer’s and other executive officers’ individual performance is reviewed by the Chief Executive Officer and approved by the Compensation Committee.

The Compensation Committee and the Chief Executive Officer retain the discretion to modify individual executive cash incentive awards based upon individual performance and the successful completion of business objectives.

The Compensation Committee establishes revenue and adjusted EBITDA goals because it believes these financial performance metrics are the best indicators of the Company’s performance.  The Company’s revenue and adjusted EBITDA targets for fiscal 2007, as presented to the Compensation Committee, were approximately $170 million and ($0.5) million, respectively, and revenue and adjusted EBITDA for fiscal 2007, as presented to the Compensation Committee were approximately $170 million and ($2.4) million, respectively. The Compensation Committee has the discretion to make adjustments to these financial performance metrics to account for significant events that occur during the year, such as acquisitions, divestitures, and unusual items and, with respect to fiscal 2007, adjusted EBITDA was calculated by adding back interest, taxes, depreciation and amortization to net loss while also excluding non-cash stock-based compensation expense and one-time non recurring charges related to the Company’s review of its historical stock option granting practices and certain legal, bad debt, inventory, severance and restructuring charges.  The Compensation Committee reviewed and approved the fiscal 2007 financial performance metrics calculations in November 2007. When making its compensation decisions, the Compensation Committee also considered the fact that the Company had met its revenue target and that two of its three divisions had also met or exceeded their adjusted EBITDA  thresholds. In addition to the Company’s financial performance, the Compensation Committee also considered the efforts of the Named Executive Officers in assisting the Company in becoming current with its filing requirements under the Securities Exchange Act, the development of corporate growth for the fiber segment and the development of additional revenue for the solar segment.  Based on these factors, the Compensation Committee approved cash incentive awards for the following Named Executive Officers equal to 98% of their respective targets.

These awards are also set forth in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

Name	Target Incentive Award	Actual Incentive Award	Actual Award as % of Target
Reuben F. Richards, Jr.	$333,200	$326,536	98%
Adam Gushard	$120,000	$117,600	98%
Hong Q. Hou	$320,000	$313,600	98%
Keith Kosco*	$70,000	$45,733	98%
John Iannelli*	$78,750	$34,294	98%
_____________________
*	Cash incentive awards to Messrs. Kosco and Iannelli were pro-rated based on the length of time in their respective positions with the Company.

Long-Term Stock-Based Incentives

Long-term equity awards consist of stock options, which are designed to give executive officers an opportunity to acquire shares of common stock of the Company, to provide an incentive for the executives to continue to promote the best interests of the Company and enhance its long-term performance and to provide an incentive for executives to join and remain with the Company.  Equity awards are an effective tool for aligning the interests of our executives with the interests of our shareholders.

Stock options give an executive the right to buy a share of the Company’s common stock in the future at a predetermined exercise price.  The exercise price is the fair market value of the common stock on the grant date.  New hire stock option awards vest over a five year period while annual stock option awards vest over a four year period.  Other supplemental stock option awards grants generally vest over a four year period unless otherwise determined by the Compensation Committee.  All options expire ten years after the grant date.  In addition, no one recipient can be granted an award of options to purchase more than 600,000 shares of common stock in any twelve month period.  Executives who voluntarily resign or are terminated for cause immediately forfeit all options that have not vested unless otherwise determined by the Compensation Committee.

In granting equity awards, the Compensation Committee does not issue a targeted number of stock options, but rather reviews the executive’s performance and the performance of the Company in the prior fiscal year as well as market surveys to determine the appropriate value of the award at the time it is granted.  The ultimate value of the award depends in large part on the future performance of our common stock.  For this reason we do not consider the value of past equity awards when determining current compensation.  Due to the Company’s voluntary review of its historical stock option grant procedures, no option grants were made in fiscal year 2007 other than grants in connection with new hires or the promotion of an employee.

In December 2006, in connection with his appointment as President and Chief Operating Officer, the Compensation Committee approved for Dr. Hou a grant of options to purchase 245,000 shares of our common stock with all options vesting on the grant date.  In addition, the Compensation Committee approved for Dr. Hou an additional grant of options to purchase 255,000 shares of our common stock, which was made on September 25, 2007.  This grant vests in four equal installments over a four year period, with the first installment of options vesting on the one-year anniversary of the grant date and equal amounts vesting on each subsequent anniversary of the grant date.

In February 2007, in connection with his appointment as Interim Chief Financial Officer, the Compensation Committee approved for Mr. Gushard a grant of options to purchase 100,000 shares of our common stock.  Of this grant, 50,000 stock options vested on the grant date and the other 50,000 will vest in equal installments over a four year period beginning on the first anniversary of the grant date.

In April 2007, in connection with his appointment as Chief Legal Officer, the Compensation Committee approved for Mr. Kosco a grant of options to purchase 50,000 shares of our common stock.  Similarly, in June 2007, in connection with his appointment as Chief Technology Officer, the Compensation Committee approved for Dr. Iannelli a grant of options to purchase 75,000 shares of our common stock.  Each of these grants has a vesting schedule of four years with the first installment of options vesting on the one-year anniversary of the respective grant date and equal amounts vesting on each subsequent anniversary of the respective grant date.

The exercise price for each of the above-described grants of options was the fair market value of the common stock on the grant date.

Company Benefits

EMCORE’s benefits are an important tool in our ability to attract and retain outstanding employees throughout the Company.  As a business matter, we weigh the benefits we need to offer to attract and retain talented employees against the benefits we can afford to pay and still remain competitive.  Benefit levels are reviewed periodically to ensure they are cost-effective and competitive and support the overall needs of Company employees.

This section describes the benefits that EMCORE provides to key executives and notes those instances when benefits for the named executive officers differ from the general plan. In some instances, we also describe the programs we offer across the Company as context to specific discussions about executive benefits.

Medical, Dental and Vision Benefits

The Company offers a standard benefits package to all of its employees, which includes medical, dental and vision coverage.  The Named Executive Officers receive coverage at 100% whereas all other employees of the Company receive coverage ranging from 50% - 100% depending on the service performed.

Company-sponsored Retirement Plans

The EMCORE Corporation 401(k) Plan (the “401(k) Plan”) is a defined contribution plan with a 401(k) arrangement and is designed to comply with ERISA, the Internal Revenue Code, as well as federal and state legal requirements.  The 401(k) Plan is designed to provide retirement benefits to eligible employees of EMCORE and is administered by Prudential Financial.  Participants in the plan may elect to reduce compensation by a specific percentage, which is contributed to the participant’s 401(k) account on a pre-tax basis as a salary deferral.

Employees may elect to contribute to the 401(k) Plan through salary reduction up to the yearly maximum tax-deductible deferral allowed pursuant to IRS regulations.  A participant may elect to defer between 1-15% of his or her compensation per pay period.  The deferral amount will not be subject to income tax until distribution.   Each participant is able to direct his or her investment into any of the available investment options.  Participant’s contributions are vested at 100%.

EMCORE may provide a discretionary match of 50% of the first 6% of base compensation of a participant’s contribution to the plan and this matching contribution vests over an initial five year period.  This matching contribution is in the form of our common stock.   Participants are able to exchange out of our common stock to other investment options within the 401(k) Plan.  However, matching contributions continue to be directed to our common stock.  Exchanges from our common stock have the effect of transferring both vested and non-vested contributions in our common stock into other investments.  Exchanges into our common stock are not permitted under the 401(k) Plan.

An employee becomes eligible to participate in the 401(k) Plan on the first day of the month following his or her date of hire and attaining the age of 20 years.  An EMCORE re-hire is eligible to participate in the 401(k) Plan immediately.

Perquisites

EMCORE provides perquisites to key executive officers, including the Named Executive Officers, as a recruiting and retention tool.  We believe that our perquisites are appropriate and we benchmark our perquisites against generally accepted corporate practices.

The perquisites provided to our Named Executive Officers in fiscal 2007 were relocation and housing expenses.  For more information regarding perquisites provided to the Named Executive Officers in fiscal 2007 see the footnotes to the “All Other Compensation” column of the Summary Compensation Table.

EMCORE’s Severance Policy and Severance Agreements

On March 29, 2007, the Compensation Committee approved an Executive Severance Policy, effective as of May 1, 2007 (the “Effective Date”).  The Severance Policy amended the fundamental terms of a severance policy adopted by the Compensation Committee in 2004.  Under the Severance Policy participants in the policy at the Executive Vice President or higher level will receive (i) for those hired or promoted prior to the Effective Date, the continuation of their base salary for a period equal to one year and two weeks plus two additional weeks for each year the participant was employed by the Company or (ii) for those hired or promoted on or after the Effective Date, the continuation of their base salary for a period equal to one year and one week plus one additional week for each year the participant was employed by the Company.

Participants at the Vice President or lower level will receive (i) for those hired or promoted prior to the Effective Date, the continuation of their base salary for a period equal to five months and two weeks plus two additional weeks for each year the participant was employed by the Company or (ii) for those hired or promoted on or after the Effective Date, the continuation of their base salary for a period equal to five months and one week plus one additional week for each year the participant was employed by the Company.

If, following a disposition, a participant’s employment is terminated after the end of a fiscal year but before annual cash incentive awards or pay-for-performance payments are distributed and the participant would otherwise be entitled to a cash incentive award, the participant will remain entitled to the annual cash incentive award or pay-for-performance payment attributable to the immediately preceding fiscal year.  The Severance Policy also provides that participants will be eligible for certain benefits, including continued payment of certain health insurance premiums, outplacement services and other perquisites.

Messrs. Brodie, Stall and Werthan each entered into a severance agreement with the Company in connection with their departure during fiscal 2007.  Payments and benefits provided to these individuals pursuant to their respective severance agreement are described in the “Potential Payments Upon Termination or Change in Control” section.

Compensation of the Chief Executive Officer

The Compensation Committee annually reviews the compensation of Mr. Richards and recommends any adjustments to the Board of Directors for approval.  Mr. Richards participates in the same compensation programs and receives compensation based upon the same criteria as EMCORE’s other executive officers.  However, Mr. Richard’s compensation reflects his greater policy- and decision-making authority and the higher level of responsibility that he has with respect to the strategic direction of EMCORE and its financial and operating results.

After considering EMCORE’s overall performance in fiscal 2006 and competitive practices, the Compensation Committee recommended, and the Board of Directors approved, a 4% increase in Mr. Richards’ base salary, to $414,416, effective January 1, 2007.  Annual cash incentive compensation for Mr. Richards is based upon achievement of targets set by the Board of Directors.  Based on the attainment of certain strategic corporate milestones, including our revenue target and the growth of our fiber segment and the development of additional revenue for our solar segment, the Compensation Committee awarded Mr. Richards $326,536 in the form of a cash incentive award.

Tax and Accounting Considerations

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

EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation earned for services in all capacities to the Company for the fiscal year ended September 30, 2007 of those persons who during such fiscal year (i) served as the Company’s chief executive officer, (ii) served as the Company’s chief financial officer, (ii) were the three most highly-compensated officers (other than the chief executive officer and chief financial officer) and (iv) two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year:

Summary Compensation Table for Fiscal 2007

Name and Principal Position	Year	Salary ($)(4)	Option Awards ($)(5)		Non-Equity Incentive Plan Compen- sation ($)(9)	All Other Compen- sation ($)		Total ($)
Reuben F. Richards, Jr.	2007	412,165	250,532		326,536	384	(10)	989,617
Chief Executive Officer

Adam Gushard	2007	236,835	261,280		117,600	7,338	(11)	623,053
Interim Chief Financial Officer

Hong Q. Hou, Ph.D.	2007	360,080	1,181,529		313,600	179,334	(12)	2,034,543
President and Chief
Operating Officer

John Iannelli, Ph.D.	2007	203,857	87,760		34,294	5,877	(13)	331,788
Chief Technology Officer

Keith J. Kosco, Esq.	2007	132,308	25,874		45,733	25,174	(14)	229,089
Chief Legal Officer

Thomas G. Werthan (1)	2007	107,284	39,024	(6)	-	479,736	(15)	626,044
Former Executive Vice
President and Chief Financial Officer

Richard A. Stall, Ph.D. (2)	2007	197,800	54,745	(7)	-	477,757	(16)	730,302
Former Executive Vice
President and Chief Technology Officer

Howard W. Brodie, Esq. (3)	2007	137,600	29,268	(8)	-	316,645	(17)	483,513
Former Executive Vice
President and Chief Legal Officer
_________________
(1)	In February 2007, Mr. Werthan resigned from the Company and continues to serve on the Company’s Board of Directors.
(2)	In June 2007, Dr. Stall resigned from the Company.
(3)	In April 2007, Mr. Brodie resigned from the Company.
(4)	Salary represents amounts paid to the individual during the fiscal year ended September 30, 2007. It does not represent an employee’s current annual base salary.
(5)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes in fiscal 2007, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (revised 2004) (without regard to estimated forfeitures related to a service based condition) and include amounts from awards granted in and prior to fiscal 2007. Assumptions used in the calculation of these amounts are included in footnote 4 to the Company’s audited financial statements for the fiscal year ended September 30, 2007, included in the Company’s Form 10-K filed with the SEC on December 31, 2007.

(6)
Mr. Werthan forfeited 85,000 shares of unvested stock options when he resigned from the Company and voluntarily forfeited 187,500 vested stock options that had been mispriced because he did not wish to retain any benefits from such options.

(7)	Dr. Stall forfeited 35,000 stock options when he resigned from the Company.
(8)
Mr. Brodie forfeited 63,750 shares of unvested stock options when he resigned from the Company and voluntarily forfeited 27,500 vested stock options that had been mispriced because he did not wish to retain any benefits from such options.

(9)	The amounts in this column reflect the amounts earned in fiscal 2007, pursuant to the Fiscal 2007 Executive Bonus Plan, although not paid until fiscal 2008.
(10)	Consists of life insurance premiums of $384.
(11)	Consists of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $6,954, which are made in EMCORE common stock.
(12)
Consists of life insurance premiums of $384, EMCORE’s matching contributions under its 401(k) plan of $4,673, which are made in EMCORE common stock, relocation and housing of $45,000, and $129,277 to cover the reimbursement of 409(a) taxes that the Company paid on behalf of Dr. Hou relating to events prior to him being a Section 16 officer.

(13)	Consists of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $5,493, which are made in EMCORE common stock.
(14)	Consists of life insurance premiums of $384 and relocation of $24,790.
(15)
Consists of life insurance premiums of $384, EMCORE’s matching contributions under its 401(k) plan of $2,562, which are made in EMCORE common stock, severance of $387,040, loan forgiveness of $82,000 and $7,750 (fees earned or paid in cash) for compensation as a non-employee director.

(16)	Consists of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $6,973, which are made in EMCORE common stock, and severance of $470,400.
(17)	Consists of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $2,322, which are made in EMCORE common stock, and severance of $313,939.

Grants of Plan-Based Awards in Fiscal 2007

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Sh) (3)	Closing Price on Date of Grant ($/Sh)	Grant DateFair Value of Stock and Option Awards ($) (4)
		Threshold ($)	Target ($)	Maximum ($)
Reuben F. Richards, Jr.	N/A	66,640	333,200	399,840

Adam Gushard	2/20/07				100,000	4.06	4.12	312,032
	N/A	15,000	120,000	144,000

Hong Q. Hou, Ph.D.	12/14/06				245,000	5.76	5.66	1,049,651
	9/25/07				255,000	8.78	8.78	1,811,802
	N/A	64,000	320,000	384,000

John Iannelli, Ph.D.	3/29/07				10,000	4.98	4.95	39,531
	6/25/07				75,000	5.33	5.33	317,122
	N/A	6,891	78,750	94,500

Keith J. Kosco, Esq.	1/8/07				30,000	5.49	5.36	132,748
	4/27/07				50,000	5.08	5.08	201,600
	N/A	6,125	70,000	84,000

Thomas G. Werthan		-	-	-	-	-	-	-

Richard A. Stall, Ph.D.		-	-	-	-	-	-	-

Howard W. Brodie, Esq.		-	-	-	-	-	-	-

_____________________
(1)
These columns reflect the possible payment amounts under performance-based cash incentive awards granted for 2007 to the Named Executive Officers, as described above under “Compensation Discussion and Analysis”. The amounts actually awarded to these executives for 2007 are reported above in the Summary Compensation Table as “Non-Equity Incentive Plan Awards.”

(2)	This column reflects the number of shares underlying options granted to the Named Executive Officers in fiscal 2007.
(3)
All options were granted at an exercise price equal to the fair market value of our common stock on the option grant date. As previously disclosed in our Current Report on Form 8-K filed with the SEC on April 19, 2007, the fair market value for certain grants of options was determined based on the mean of the highest and lowest sale prices of the Company's common stock on the grant date, and on April 16, 2007 the definition of “fair market value” in the Company’s 2000 Stock Option Plan was amended so that it would be equal to the closing price of the Company's common stock on the grant date.

(4)
This column reflects the fair value of these awards on the grant date as determined under the accounting principles used to calculate the value of equity awards. For the assumptions and methodologies used to value the awards reported in this column, see footnote (5) to the Summary Compensation Table.

Outstanding Equity Awards at September 30, 2007

Option Awards

	Number of		Number of Securities
	Securities Underlying		Underlying		Option
	Unexercised Options		Unexercised Options		Exercise	Option
	(#)		(#)		Price	Expiration
Name	Exercisable		Unexercisable		($)	Date

Reuben F. Richards, Jr.	100,000		-		6.79	2/27/08
	50,000		-		6.44	12/1/08
	25,000		-		22.00	4/14/10
	72,500		-		2.63	5/18/14
	150,000		75,000	(3)	3.42	5/18/15

Adam Gushard	10,000	(1)	-		1.82	12/15/07
	17,000		-		1.82	12/1/08
	8,000		-		1.82	4/14/10
	5,000		-		1.82	4/26/12
	17,500		-		1.82	10/3/11
	7,500		-		1.82	4/4/11
	2,000		-		1.82	3/2/11
	13,125		4,375	(3)	2.63	5/18/14
	13,750		13,750	(4)	3.00	2/28/15
	1,598		-		7.32	12/29/15
	11,250		33,750	(5)	7.29	8/28/16
	50,000		50,000	(6)	4.06	2/20/17

Hong Q. Hou, Ph.D.	120,000	(1)	-		5.88	3/9/08
	17,500		17,500	(3)	2.63	5/18/14
	6,875	(1)	13,750	(4)	3.00	2/28/15
	13,750		41,250	(5)	7.29	8/28/16
	245,000		-		5.76	12/14/16
	-		255,000	(7)	8.78	9/25/17

John Iannelli, Ph.D.	32,000		8,000	(8)	1.87	1/22/13
	4,500		1,500	(3)	2.63	5/18/14
	5,500		5,500	(4)	3.00	2/28/15
	881		-		7.32	12/29/15
	4,500		13,500	(9)	5.18	10/12/15
	3,000		9,000	(10)	7.95	3/10/16
	500		1,500	(11)	9.75	4/5/16
	-		10,000	(12)	4.98	3/29/17
	-		75,000	(13)	5.33	6/25/17

Keith J. Kosco, Esq.	-		30,000	(14)	5.49	1/8/17
	-		50,000	(15)	5.08	4/27/17

Thomas G. Werthan	15,000	(1)(2)	-		3.42	1/29/08
	50,000	(2)	-		6.79	1/29/08

Richard A. Stall, Ph.D.	25,000	(1)(2)	-		2.63	1/29/08
	22,500	(1)(2)	-		3.42	1/29/08
	100,000	(1)(2)	-		7.90	1/29/08
	50,000	(1)(2)	-		8.50	1/29/08
	25,000	(2)	-		22.00	1/29/08

Howard W. Brodie, Esq.	11,250	(1)(2)	-		3.42	1/29/08
__________________
(1)	These awards have been exercised between September 30, 2007 and January 26, 2008, with the exception of the option to purchase 250 shares for Messr. Brodie.
(2)
Under the terms of option agreements issued under the Company’s 2000 Stock Option Plan, terminated employees who have vested and exercisable stock options have 90 days after the date of termination to exercise the options. In November 2006, the Company announced suspension of reliance on previously issued financial statements which in turn caused the Form S-8 registration statements for shares of common stock issuable under the option plans not to be available. Therefore, terminated employees were precluded from exercising their options during the remaining contractual term. To address this issue with affected former employees under the 2000 Stock Option Plan, EMCORE’s Board of Directors agreed in April 2007 to approve an option grant “modification” for all these individuals by extending the normal 90-day exercise period after termination date to a date after which EMCORE becomes compliant with its SEC filings and the registration of the option shares is once again effective, which was November 1, 2007.  As a result, the expiration dates for the vested stock options held by Messrs. Werthan, Stall and Brodie, at the time of their departures from the Company, were extended until January 29, 2008.

(3)	The unvested portions of these awards are scheduled to vest in one installment on May 18, 2008.
(4)	The unvested portions of these awards are scheduled to vest in two installments on February 29, 2008 and February 28, 2009.
(5)	The unvested portions of these awards are scheduled to vest in three installments on August 28, 2008, 2009, and 2010.
(6)	The unvested portions of these awards are scheduled to vest in four installments on February 20, 2008, 2009, 2010, and 2011.
(7)	The unvested portions of these awards are scheduled to vest in four installments on September 25, 2008, 2009, 2010 and 2011.
(8)	The unvested portions of these awards are scheduled to vest in one installment on January 22, 2008.
(9)	The unvested portions of these awards are scheduled to vest in three installments on October 12, 2007, 2008 and 2009.
(10)	The unvested portions of these awards are scheduled to vest in three installments on March 10, 2008, 2009 and 2010.
(11)	The unvested portions of these awards are scheduled to vest in three installments on April 5, 2008, 2009, and 2010.
(12)	The unvested portions of these awards are scheduled to vest in four installments on March 29, 2008, 2009, 2010 and 2011.
(13)	The unvested portions of these awards are scheduled to vest in four installments on June 25, 2008, 2009, 2010, and 2011.
(14)	The unvested portions of these awards are scheduled to vest in five installments on January 8, 2008, 2009, 2010, 2011 and 2012.
(15)	The unvested portions of these awards are scheduled to vest in four installments on April 27, 2008, 2009, 2010, and 2011.

Option Exercises in Fiscal 2007

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Reuben F. Richards, Jr.	-	-
Adam Gushard	-	-
Hong Q. Hou, Ph.D. (1)	14,375	27,788
John Iannelli, Ph.D.	-	-
Keith J. Kosco, Esq.	-	-
Thomas G. Werthan	-	-
Richard A. Stall, Ph.D.	-	-
Howard W. Brodie, Esq.	-	-
______________________
(1) These options were exercised on November 7, 2006.

Potential Payments Upon Termination or Change-in-Control

Under the Company’s Executive Severance Policy, participants are eligible to receive certain severance benefits if their employment with the Company is terminated and the termination constitutes a “Separation of Service” within the meaning of Section 409A of the Internal Revenue Code.  However, participants are not eligible to receive severance benefits if they are terminated with cause, due to death or disability or if they voluntarily terminate their employment other than for good reason.  In addition, a participant that is eligible to receive severance benefits under the Severance Policy must execute an agreement (a “Separation Agreement”) prepared by the Company that includes, among other things, a release by the participant of the Company from any liability or obligation to the participant.  A participant will not receive severance benefits if the participant does not enter into a Separation Agreement with the Company and all severance benefits will cease if the participant violates any provision of his or her Separation Agreement.

Under the Severance Policy, participants in the policy at the Executive Vice President or higher level will receive (i) for those hired or promoted prior to May 1, 2007, the continuation of their base salary for a period equal to one year and two weeks plus two additional weeks for each year the participant was employed by the Company or (ii) for those hired or promoted on or after May 1, 2007, the continuation of their base salary for a period equal to one year and one week plus one additional week for each year the participant was employed by the Company.

Participants at the Vice President or lower level will receive (i) for those hired or promoted prior to May 1, 2007, the continuation of their base salary for a period equal to five months and two weeks plus two additional weeks for each year the participant was employed by the Company or (ii) for those hired or promoted on or after May 1, 2007, the continuation of their base salary for a period equal to five months and one week plus one additional week for each year the participant was employed by the Company.

If, following the sale, transfer, spin-off or other disposition of the stock or assets of any subsidiary, business unit or division of the Company, a participant’s employment is terminated after the end of a fiscal year but before annual cash incentive awards or pay-for-performance payments are distributed and the participant would otherwise be entitled to such awards or payments, the participant will remain entitled to the annual cash incentive award or pay-for-performance payment attributable to the immediately preceding fiscal year.  The Severance Policy also provides that participants will be eligible for certain benefits, including continued payment of certain health insurance premiums, outplacement services and other perquisites.

The following are estimated payments and benefits that would be provided to each of Messrs. Richards, Gushard, Hou, Iannelli and Kosco in the event the executive’s employment is terminated under certain circumstances.  We have calculated these amounts based on the Company’s Executive Severance Policy (the “Severance Policy”) and, in some cases, the terms of individual offer letters that were entered into in connection with an executive’s promotion to his current position. The calculations assume a termination date of September 28, 2007, the last business day of our fiscal year ended September 30, 2007.  The actual amounts of the payments and costs of the benefits, however, can only be determined at the time of an executive’s separation from the Company.

Name	Severance	Cash Incentive Award	COBRA (Company Portion)	Outplacement Services	Perquisites
Reuben F. Richards, Jr.	$608,731	$326,536	$18,190	$30,000	-
Adam Gushard	$332,308	$192,600	$18,190	$30,000	$59,000	(1)
Hong Q. Hou, Ph.D.	$553,846	$313,600	$18,190	$30,000	-
John Iannelli, Ph.D.	$337,500	$34,294	$18,190	$30,000	-
Keith J. Kosco, Esq.	$207,692	$45,733	$13,137	$30,000	-

(1)	Amounts include $9,000 for a car allowance and an estimated cost of $50,000 for relocation, which is payable if Mr. Gushard is terminated without Cause.

Vesting of Equity Awards in Connection with a Change in Control

Upon a change in control of the Company, unvested stock options will vest and become exercisable pursuant to the terms of the Company’s 2000 Stock Option Plan applicable to all plan participants.  The value of accelerating unvested stock options, as measured by the difference between the closing price of $9.60 on September 28, 2007, and the option grant price, would be $463,500 for Mr. Richards, $476,206 for Mr. Gushard, $517,113 for Dr. Hou, $549,565 for Dr. Iannelli and $349,300 for Mr. Kosco.

Severance Agreements with Messrs. Werthan, Brodie and Stall

On February 8, 2007, the Company entered into a severance agreement with Mr. Werthan specifying his severance benefits.  In accordance with the Company’s Severance Policy adopted in 2004 (the “Severance Policy”), under the terms of the severance agreement the Company paid Mr. Werthan $387,040 (equal to 82 weeks of his salary), less applicable tax withholdings and deductions, in a lump-sum payment on September 14, 2007.  Additionally, Mr. Werthan elected to continue coverage under the Company’s health plans pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), and $7,235 was deducted from Mr. Werthan’s lump sum severance payment, which represents the amount of Mr. Werthan’s portion of the COBRA premiums.  In connection with Mr. Werthan’s resignation in February 2007 and pursuant to the terms of the promissory note, the Board of Directors forgave his $82,000 loan with the Company.  Mr. Werthan was responsible for the personal taxes related to the loan forgiveness.

On April 17, 2007, the Company entered into a severance agreement with Mr. Brodie.  In accordance with the Severance Policy, under the terms of the severance agreement, the Company paid Mr. Brodie $313,939 (equal to 68 weeks of his salary plus automobile expenses), less applicable tax withholdings and deductions, in a lump-sum payment on November 1, 2007.  Additionally, Mr. Brodie elected to continue coverage under the Company’s health plans pursuant to COBRA and $6,431 was deducted from Mr. Brodie’s lump sum severance payment, which represents the amount of Mr. Brodie’s portion of the COBRA premiums.  The Company also paid Mr. Brodie $55,341, less applicable withholdings and deductions, representing the amount earned by Mr. Brodie under the Company’s 2006 Executive Bonus Plan.

On June 25, 2007, the Company entered into a severance agreement with Dr. Stall.  In accordance with the Company’s Severance Policy, under the terms of the severance agreement, the Company paid Dr. Stall $470,400 (equal to 98 weeks of his salary), less applicable tax withholdings and deductions, in a lump-sum payment on January 2, 2008.  Additionally, Dr. Stall elected to continue coverage under the Company’s health plans pursuant to COBRA and $7,235 was deducted from Dr. Stall’s lump sum severance payment, which represents the amount of Dr. Stall’s portion of the COBRA premiums.

COMPENSATION COMMITTEE REPORT

The information contained under this “Compensation Committee Report,” shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filings under the Securities Act of 1933, as amended, or under the  Securities Exchange Act of 1934, as amended (the “Exchange Act”), or be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates this information by reference into any such filing.

The Compensation Committee is responsible for evaluating the performance of the Chief Executive Officer and other EMCORE officers as well as reviewing and approving their compensation. The Committee also establishes and monitors overall compensation programs and policies for the Company, including administering the incentive compensation plans. The Committee’s processes and procedures for the consideration and determination of executive compensation are explained in greater detail in the Compensation Discussion and Analysis section.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on this review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s 2007 Annual Report on Form 10-K and its 2008 Proxy Statement in accordance with Item 407(e) of Regulation S-K.

This report is submitted by the Compensation Committee.

 January 28, 2008

COMPENSATION COMMITTEE

John Gillen, Chairman
Charles Scott
Robert Bogomolny

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company’s Compensation Committee is comprised of Messrs. Gillen, Scott and Bogomolny.  No member of the Compensation Committee served as one of the Company’s officers or employees during fiscal 2007 or was formerly an officer of the Company at any time.  None of the Company’s executive officers served as a member of the compensation committee of any other company that has an executive officer serving as a member of the Company’s Board of Directors or Compensation Committee during fiscal 2007.  None of the Company’s executive officers served as a member of the board of directors of any other company that has an executive officer serving as a member of the Company’s Compensation Committee during fiscal 2007.

ITEM 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of January 15, 2008 certain information regarding the beneficial ownership of common stock of the Company by (i) each person or “group” (as that term is defined in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the common stock of the Company, (ii) each Named Executive Officer of the Company, (iii) each director and nominee, and (iv) all directors and executive officers as a group (10 persons).  Except as otherwise indicated, the Company believes, based on information furnished by such persons, that each person listed below has the sole voting and investment power over the shares of common stock shown as beneficially owned, subject to common property laws, where applicable.  Shares beneficially owned include shares of common stock and warrants and options to acquire shares of common stock that are exercisable within sixty (60) days of January 15, 2008. Unless otherwise indicated, the address of each of the beneficial owners is c/o EMCORE Corporation, 10420 Research Road, SE, Albuquerque, New Mexico 87123.

Name	Shares Beneficially Owned	Percent of Common Stock
Robert Bogomolny	86,972	*
Howard W. Brodie (1)	11,250	*
John Gillen	29,242	*
Adam Gushard (2)	184,746	*
Hong Q. Hou (3)	387,500	*
John Iannelli (4)	80,452	*
Keith J. Kosco, Esq.(5)	6,000	*
Reuben F. Richards, Jr. (6)	1,052,054	2.0%
Thomas J. Russell (7)	5,023,791	9.6%
Charles Scott (8)	42,409	*
Richard A. Stall (9)	87,280	*
Thomas G. Werthan (10)	81,266	*

All directors and executive officers as a group (10 persons) (11)	6,974,432	13.3%

Alexandra Global Master Fund Ltd. (12)	3,222,503	6.2%
AMVESCAP PLC (13)	4,000,005	7.7%
Kern Capital Management, LLC (14)	2,691,300	5.2%
Kingdon Capital Management, LLC (15)	2,625,000	5.0%
Kopp Investment Advisors, LLC (16)	4,048,740	7.7%
The Quercus Trust (17)	5,683,127	10.9%
Wachovia Corporation (18)	5,162,966	9.9%

*	Less than 1.0%
(1)	Includes options to purchase 250 shares.
(2)	Includes options to purchase 166,098 shares.
(3)	Includes options to purchase 283,125 shares.
(4)	Includes options to purchase 72,131 shares and 3,368 shares held in a 401(k) Plan.
(5)	Includes options to purchase 6,000 shares.
(6)	Includes options to purchase 397,500 shares and 175,000 shares held by spouse.
(7)	Includes 2,280,035 shares held by The AER Trust.
(8)	Includes 30,409 shares owned by Kircal, Ltd.
(9)	Includes options to purchase 25,000 shares and 548 shares held in a 401(k) Plan.
(10)	Includes options to purchase 65,000 shares.
(11)
Includes options to purchase 924,854 shares beneficially owned by Reuben Richards, Jr., Chief Executive Officer; Hong Hou, President and Chief Operating Officer; Adam Gushard, Interim Chief Financial Officer;  John Iannelli, Chief Technology Officer; and Keith Kosco, Chief Legal Officer.  No options to purchase shares were beneficially owned by the five non-employee directors, except for options to purchase 65,000 shares owned by Thomas Werthan.  Richard Stall and Howard Brodie resigned from the Company prior to January 15, 2008 and are not included in this total.

(12)
This information is based solely on information contained in a Schedule 13G filed with the SEC on February 14, 2007, by Alexandra Global Master Fund Ltd. (“Alexandra Global”).  Alexandra Investment Management, LLC (“Alexandra Management,” which is investment advisor to Alexandra Global) and Mikhail A. Filimonov (“Filimonov”), Chairman, Chief Executive Officer, Managing Member, and Chief Investment Officer of Alexandra Management may be deemed to share voting and dispositive power with respect to the shares owned by Alexandra Global by reason of their respective relationships with Alexandra Global.  Alexandra Management and Filimonov disclaim beneficial ownership of all such shares.  The address of Alexandra Global is Citco Building, Wickams Cay, P.O. Box 662, Road Town, Tortola, British Virgin Islands.  The address of Alexandra Management and Filimonov is 767 Third Avenue, 39th Floor, New York, New York 10017.

(13)
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

(14)
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

(15)
This information is based solely on information contained in a Schedule 13G filed with the SEC on January 14, 2008, by Kingdon Capital Management, LLC (“Kingdon Capital”) and Mark Kingdon (“Kingdon”).  Kingdon Capital and Kingdon report beneficially owning a total of 2,625,000 shares and sharing voting and dispositive power with respect to such shares.  The address of Kingdon Capital and Kingdon is 152 West 57th Street, 50th Floor, New York, New York 10019.

(16)
This information is based solely on information contained in a Schedule 13D filed with the SEC on January 4, 2008, by Kopp Investment Advisors, LLC (“KIA”), a wholly-owned subsidiary of Kopp Holding Company, LLC (“KHC”), which is controlled by Mr. LeRoy C. Kopp (“Kopp”) (collectively, the “Kopp Parties”).  KIA reports beneficially owning a total of 4,048,740 shares including having sole voting power over 4,048,740 shares and shared dispositive power over 2,469,665 shares.  KHC reports beneficially owning a total of 4,048,740 shares.  Kopp reports beneficially owning a total of 4,219,665 shares, including having sole dispositive power over 1,750,000 shares.  The address of the Kopp Parties is 7701 France Avenue South, Suite 500, Edina, Minnesota 55435. The address of Kopp Investment Advisors, LLC is 7701 France Avenue South, Suite 500, Edina, Minnesota 55435.

(17)
This information is based solely on information contained in a Schedule 13D filed with the SEC on October 5, 2007, by The Quercus Trust, David Gelbaum and Monica Chavez Gelbaum.  The Quercus Trust reports beneficially owning a total of 5,683,127 shares and sharing voting and dispositive power with respect to such shares.  David Gelbaum, Trustee, The Quercus Trust, reports beneficially owning a total of 5,683,127 shares and sharing voting and dispositive power with respect to such shares.  Monica Chavez Gelbaum, Trustee, The Quercus Trust, reports beneficially owning a total of 5,683,127 shares and sharing voting and dispositive power with respect to such shares.  The address of David Gelbaum, an individual, as co-trustee of the Quercus Trust and Monica Chavez Gelbaum, an individual, as co-trustee of the Quercus Trust is 2309 Santiago Drive, Newport Beach, California 92660.

(18)
This information is based solely on information contained in a Schedule 13G filed with the SEC on November 9, 2007, by Wachovia Corporation.  Wachovia Corporation reports beneficially owning a total of 5,162,966 shares including having sole voting power over 2,424,786 shares and sole dispositive power over 2,882,931 shares.  Wachovia Corporation is a parent holding company and the relevant subsidiaries are Wachovia Securities, LLC (IA) and Wachovia Bank, N.A. (B.K.).  Wachovia Securities, LLC is an investment advisor for clients; the securities reported by this subsidiary are beneficially owned by such clients.  Wachovia Bank, N.A. (B.K.) holds the securities reported in a fiduciary capacity for its respective customers.  The address of Wachovia Corporation is One Wachovia Center, Charlotte, North Carolina 28288.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of September 30, 2007, the number of securities outstanding under each of EMCORE’s stock option plans, the weighted average exercise price of such options, and the number of options available for grant under such plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,695,846	$5.46	1,677,413

Equity compensation plans not approved by security holders	1,920	$0.23	-

Total	5,697,766	$5.46	1,677,413

ITEM 13.             Certain Relationships, Related Transactions and Director Independence

TRANSACTIONS WITH RELATED PERSONS

The Board of Directors has adopted a written policy on the review and approval of related person transactions. Related persons covered by the policy are executive officers, directors and director nominees, any person who is known to be a beneficial owner of more than five percent of the voting securities of the Company, any immediate family member of any of the foregoing persons or any entity in which any of the foregoing persons has or will have a direct or indirect material interest.

A related person transaction is defined by the policy as any financial or other transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in which the Company (or a subsidiary) would be a participant and the amount involved would exceed $120,000, and in which any related person would have a direct or indirect material interest. A related person will not be deemed to have a direct or indirect material interest in a transaction if the interest arises only from the position of the person as a director of another corporation or organization that is a party to the transaction or the direct or indirect ownership by such person and all the related persons, in the aggregate, of less than a 10 percent equity interest in another person (other than a partnership) which is a party to the transaction. In addition, certain interests and transactions, such as director compensation that has been approved by the Board, transactions where the rates or charges are determined by competitive bid and compensatory arrangements solely related to employment with the Company (or a subsidiary) that have been approved by the Compensation Committee, are not subject to the policy.

The Compensation Committee is responsible for reviewing, approving and, where applicable, ratifying related person transactions. If a member of the committee has an interest in a related person transaction, then he or she will not be part of the review process.

In considering the appropriate action to be taken regarding a related person transaction, the committee or the Board (as the case may be) will consider the best interests of the Company, whether the transaction is comparable to what would be obtainable in an arms-length transaction, is fair to the Company and serves a compelling business reason, and any other factors as it deems relevant.  As a condition to approving or ratifying any related person transaction, the committee may impose whatever conditions and standards it deems appropriate, including periodic monitoring of ongoing transactions.

In connection with the shareholder derivative litigation and the internal review of the Company’s historical stock options granting practices disclosed in Item III, Legal Proceedings, of the Original Filing, Thomas Werthan retained counsel from the law firm of Katten Muchin Rosenman LLP (“Katten Muchin”).  Pursuant to the Company’s Restated Certificate of Incorporation, the Company has indemnified Mr. Werthan for all expenses incurred in connection with the derivative suit, including legal expenses payable to Katten Muchin.  Mr. Werthan’s brother, Jeffrey M. Werthan, a partner at Katten Muchin, is the billing partner responsible for Mr. Werthan’s representation, but has not performed any work related to the matters.  During fiscal 2007, the aggregate cost of such representation paid to Katten Muchin was approximately $370,000.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that a majority of the directors are independent as required by the NASDAQ Rules. The Board has affirmatively determined that Messrs. Russell, Bogomolny, Scott, Gillen and Louis-Dreyfus (who served as a director during fiscal 2007, but resigned his seat on the Board of Directors on October 30, 2007) are independent within the meaning of the NASDAQ Rules.  There were no specific transactions, relationships or arrangements requiring consideration by the Board of Directors in making these independence determinations.  The Board of Directors has determined that Messrs. Richards and Hou are not independent because they are both employees of the Company and that Mr. Werthan is not independent because he was employed by the Company within the past three years.

Messrs. Russell (Chairman), Scott and Gillen serve as members of our Nominating Committee. The members of our Compensation Committee are Messrs. Gillen, Bogomolny and Scott.  Messrs. Scott, Bogomolny and Gillen serve as members of our Audit Committee.  All members of each of our Nominating Committee, Compensation Committee and Audit Committee are “independent,” as defined by the NASDAQ Rules.

ITEM 14.             Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deloitte & Touche LLP, an independent registered public accounting firm, audited the financial statements of EMCORE Corporation for the fiscal year ending September 30, 2007. The Audit Committee and the Board of Directors have selected Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008. The ratification of the appointment of Deloitte & Touche LLP will be determined by the vote of the holders of a majority of the shares present in person or represented by proxy at the 2008 Annual Meeting. If this appointment of Deloitte & Touche LLP is not ratified by shareholders, the Board of Directors will appoint another independent registered public accounting firm whose appointment for any period subsequent to the 2008 Annual Meeting will be subject to the approval of shareholders at that meeting.

Representatives of Deloitte & Touche LLP are expected to attend the Annual Meeting. They will have the opportunity to make a statement if they desire to do so, and are expected to be available to answer appropriate questions.

FISCAL 2007 & 2006 AUDITOR FEES AND SERVICES

Deloitte & Touche LLP was the independent registered public accounting firm that audited EMCORE’s financial statements for fiscal 2007 and 2006.  There were no non-audit services performed by Deloitte & Touche LLP during these periods.

The aggregate fees billed by Deloitte & Touche LLP in connection with audit services rendered for fiscal 2007 and 2006 are as follows:

	Fiscal 2007	Fiscal 2006

Audit fees (1)	$4,593,000	$1,170,000
Audit-related fees (2)	49,000	34,000
Tax fees (3)	--	--
All other fees(4)	--	--

Total	$4,642,000	$1,204,000
_____________________
(1)
Represents fees for professional services rendered in connection with the audit of our annual financial statements, reviews of our quarterly financial statements, and advice provided on accounting matters that arose in connection with audit services. Fiscal 2007 included $885,000 and fiscal 2006 included $488,000 of audit fees for professional services rendered in connection with the audit of our internal controls over financial reporting (SOX 404 compliance).  The fees incurred during fiscal 2007 include fees related to our voluntary stock option review and the related restatement of our financial data for the fiscal years ended September 30, 2006 and 2005 and 2004.

(2)	Represents fees for professional services related to the audits of our employee benefit plan and other statutory or regulatory filings.
(3)	Not applicable.
(4)	Not applicable.

PART IV

ITEM 15.             Exhibits and Financial Statement Schedules.

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

3.1	Restated Certificate of Incorporation, dated December 21, 2000 (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

3.2	Amended By-Laws, as amended through December 14, 2006 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on December 20, 2006).

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

10.1†	1995 Incentive and Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement on Form S-1 filed on February 6, 1997).

10.2†	1996 Amendment to Option Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on February 6, 1997).

10.3†	MicroOptical Devices 1996 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on February 6, 1998).

10.4†	2000 Stock Option Plan, as amended and restated on February 13, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 17, 2006).

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

10.8
Memorandum of Understanding, dated as of September 26, 2007 between Lewis Edelstein and Registrant regarding shareholder derivative litigation (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 20, 2006).

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

10.15
Investment Agreement between WorldWater and Power Corp. and Registrant, dated November 29, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 5, 2006).

10.16
Registration Rights Agreement between WorldWater and Power Corp. and Registrant, dated November 29, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 5, 2006).

10.17
Letter Agreement between WorldWater and Power Corp. and Registrant, dated November 29, 2006 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on December 5, 2006). Confidential Treatment has been requested by the Company with respect to portions of this document. Such portions are indicated by “*****”.

10.18†	Dr. Hong Hou Offer Letter dated December 14, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report filed on December 20, 2006).

10.19*	Stipulation of Compromise and Settlement, dated as of November 28, 2007 executed by the Company and the other defendants and the plaintiffs in the Federal Court Action and the State Court Actions.

14.1	Code of Ethics for Financial Professionals (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 28, 2008.

31.2**	Certificate of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 28, 2008.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 31, 2007.

32.2*	Certificate of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 31, 2007.
__________
* Filed with the Form 10-K filed on December 31, 2007
** Filed herewith
† Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCORE CORPORATION

Date: January 28, 2008	By:	/s/ Reuben F. Richards, Jr.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on January 28, 2008.

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