Form 10-Q
period 2007-12-31
EMCORE CORP
filed 2008-02-11
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2007

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

The number of shares outstanding of the registrant’s no par value common stock as of February 4, 2008 was 57,028,010.

EMCORE Corporation
FORM 10-Q
For the Quarterly Period Ended December 31, 2007

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMCORE CORPORATION
Condensed Consolidated Statements of Operations
For the three months ended December 31, 2007 and 2006
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,
	2007	2006

Product revenue	$44,501	$35,626
Service revenue	2,386	2,970
Total revenue	46,887	38,596

Cost of product revenue	35,482	30,941
Cost of service revenue	1,532	2,159
Total cost of revenue	37,014	33,100
Gross profit	9,873	5,496

Operating expenses:
Selling, general and administrative	16,237	12,539
Research and development	7,190	6,611
Total operating expenses	23,427	19,150

Operating loss	(13,554)	(13,654)

Other expenses (income):
Interest income	(427)	(1,651)
Interest expense	1,205	1,262
Loss on disposal of equipment	86	-
Foreign exchange gain	(13)	-
Total other expenses (income)	851	(389)

Net loss	$(14,405)	$(13,265)

Per share data
Net loss per basic and diluted share	$(0.28)	$(0.26)

Weighted-average number of basic and diluted shares outstanding	52,232	50,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of December 31, 2007 and September 30, 2007
(in thousands)
(unaudited)

	As of December 31, 2007	As of September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$14,610	$12,151
Restricted cash	1,307	1,538
Marketable securities	15,150	29,075
Accounts receivable, net of allowance of $798 and $802, respectively	41,282	38,151
Receivables, related party	332	332
Inventory, net	29,625	29,205
Income tax receivable	130	-
Prepaid expenses and other current assets	4,100	4,350

Total current assets	106,536	114,802

Property, plant and equipment, net	60,294	57,257
Goodwill	41,681	40,990
Other intangible assets, net	4,899	5,275
Investments in unconsolidated affiliates	14,872	14,872
Other non-current assets, net	2,001	1,540

Total assets	$230,283	$234,736

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,309	$22,685
Accrued expenses and other current liabilities	27,413	28,776
Income tax payable	593	137

Total current liabilities	52,315	51,598

Convertible subordinated notes	85,012	84,981

Total liabilities	137,327	136,579

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 100,000 shares authorized, 52,351 shares issued and 52,192 shares outstanding as of December 31, 2007; 51,208 shares issued and 51,049 shares outstanding as of September 30, 2007	453,358	443,835
Accumulated deficit	(358,309)	(343,578)
Accumulated other comprehensive loss	(10)	(17)
Treasury stock, at cost; 159 shares	(2,083)	(2,083)
Total shareholders’ equity	92,956	98,157

Total liabilities and shareholders’ equity	$230,283	$234,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
 For the three months ended December 31, 2007 and 2006
 (in thousands)
(unaudited)
	Three Months Ended December 31,
Cash flows from operating activities:	2007	2006
Net loss	$(14,405)	$(13,265)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	5,448	2,326
Depreciation and amortization expense	2,465	2,515
Accretion of loss from convertible subordinated notes exchange offer	31	49
Provision for doubtful accounts	42	244
Compensatory stock issuances	209	153
Loss from disposal of property, plant and equipment	86	-
Reduction of note receivable due for services received	130	130
Total non-cash adjustments	8,411	5,417
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,173)	(10,219)
Inventory	(419)	(477)
Prepaid expenses and other current assets	249	543
Other assets	(1,020)	(203)
Accounts payable	1,625	(1,997)
Accrued expenses and other current liabilities	(2,267)	(2,939)
Total change in operating assets and liabilities	(5,005)	(15,292)

Net cash used for operating activities	(10,999)	(23,140)

Cash flows from investing activities:
Purchase of plant and equipment	(4,985)	(1,164)
Investment in unconsolidated affiliate	-	(13,734)
Proceeds from employee notes receivable	-	121
Proceeds from notes receivable	-	750
Funding of restricted cash	(269)	(224)
Purchase of marketable securities	(7,000)	(10,875)
Sale of marketable securities	20,931	41,600

Net cash provided by investing activities	8,677	16,474

Cash flows from financing activities:
Payments on capital lease obligations	(2)	(17)
Proceeds from exercise of stock options	4,776	256
Proceeds from employee stock purchase plan	-	202

Net cash provided by financing activities	4,774	441

Effect of foreign currency	7	-

Net increase (decrease) in cash and cash equivalents	2,459	(6,225)
Cash and cash equivalents, beginning of period	12,151	22,592

Cash and cash equivalents, end of period	$14,610	$16,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$2,349	$2,421
Cash paid for income taxes	$-	$1,701

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all information considered necessary for a fair presentation of the financial statements has been included. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2007 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of EMCORE’s financial position, operating results, risk factors and other matters, please refer to EMCORE's Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management develops estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the best information available. EMCORE’s reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.  Certain reclassifications have occurred to the quarter ended December 31, 2006 to conform to the quarter ended December 31, 2007.  The reclassification consists of a reduction to revenue of $78,000, a reduction to cost of goods sold of $64,000, and a reduction to research and development expense of $14,000 from the amounts previously recognized in first quarter of fiscal 2007.  This reclassification relates to a cost-sharing R&D arrangement, under which the actual costs of performance are divided between the U.S. Government and EMCORE, no revenue is recorded and the Company’s R&D expense is reduced for the amount of the cost-sharing receipts.

For the quarter ended December 31, 2007, options representing 5,096,185 shares of common stock were excluded from the diluted earnings per share calculations. For the quarter ended December 31, 2006, options representing 3,166,199 shares of common stock were excluded from the diluted earnings per share calculations. These options, along with the Company’s convertible subordinated notes, were not included in the computation of diluted earnings per share in the periods as the Company incurred a net loss for the period and any effect would have been anti-dilutive.

NOTE 2.  Recent Accounting Pronouncements

FIN 48 - In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109, Accounting for Income Taxes. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 was adopted by the Company on October 1, 2007.  See Note 13, “Income Taxes” of this Form 10-Q for additional information, including the effects of adoption on the Company’s Condensed Consolidated Financial Statements.

SFAS 157 - In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company on October 1, 2008. Although the Company will continue to evaluate the application of SFAS 157, management does not currently believe adoption of this pronouncement will have a material impact on the Company’s results of operations or financial position.

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

SFAS 141(R) - In December 2007, the FASB issued SFAS 141(R), Business Combinations. This Statement replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

SFAS 160 - In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management is currently assessing the potential impact that the adoption of SFAS 160 could have on our financial statements.

NOTE 3.  Equity

Stock Options

EMCORE has stock option plans to provide long-term incentives to eligible employees, officers, and directors in the form of stock options.  Most of the stock options vest and become exercisable over four to five years and have ten-year terms. EMCORE maintains two incentive stock option plans: the 2000 Stock Option Plan (“2000 Plan”), and the 1995 Incentive and Non-Statutory Stock Option Plan (“1995 Plan” and, together with the 2000 Plan, the “Option Plans”). The 1995 Plan authorizes the grant of options to purchase up to 2,744,118 shares of EMCORE's common stock. The 2000 Plan authorizes the grant of options to purchase up to 9,350,000 shares of EMCORE's common stock. As of December 31, 2007, no options were available for issuance under the 1995 Plan and 956,572 options were available for issuance under the 2000 Plan. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes the activity under the Option Plans as of December 31, 2007, and changes during the quarter then ended:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of October 1, 2007	5,697,766	$5.46
Granted	148,250	9.15
Exercised	(1,123,193)	4.25
Tolled	658,989	5.19
Cancelled	(86,398)	5.94

Outstanding as of December 31, 2007	5,295,414	$5.78	7.12

Vested and expected to vest as of December 31, 2007	3,759,653	$5.59	6.65

Exercisable as of December 31, 2007	2,324,953	$5.18	5.60

The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2007 and 2006 was $6.29 and $4.29, respectively. The total intrinsic value of options exercised during the first quarter of fiscal year 2008 and 2007 was $8.1 million and $0.2 million, respectively.  The total fair value of options vested during the first quarter of fiscal years 2008 and 2007 was $0.3 million and $1.4 million, respectively. The aggregate intrinsic value of fully vested and expected to vest share options as of December 31, 2007 was $37.2 million.  The aggregate intrinsic value of exercisable share options as of December 31, 2007 was $24.3 million.

A summary of the status of the company’s nonvested shares as of December 31, 2007, and changes during the quarter then ended, is as follows:

	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested as of October 1, 2007	2,979,486	4.82
Granted	148,250	6.29
Vested	(72,787)	3.66
Forfeited	(84,488)	4.71
Nonvested as of December 31, 2007	2,970,461	$4.93

As of December 31, 2007 there was $7.0 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the Option Plans. This expense is expected to be recognized over an estimated weighted-average life of 2.56 years.

Stock-based compensation expense is measured at grant date, based on the fair value of the award, over the requisite service period.  As required by SFAS 123(R), Share-Based Payment (revised 2004), management has made an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest. The effect of recording stock-based compensation expense during the three months ended December 31, 2007 and 2006 was as follows (in thousands, except per share data):

	For the three months ended December 31, 2007	For the three months ended December 31, 2006

Stock-based compensation expense by award type:
Employee stock options	$1,074	$2,326
Former employee stock option tolling agreement	4,374	-
Total stock-based compensation expense	$5,448	$2,326

Net effect on net loss per basic and diluted share	$(0.10)	$(0.05)

Former Employee Stock Option Tolling Agreement

Under the terms of option agreements issued under the 2000 Plan, terminated employees who have vested and exercisable stock options have 90 days after the date of termination to exercise the options. In November 2006, the Company announced suspension of reliance on previously issued financial statements, which in turn caused the Form S-8 registration statements for shares of common stock issuable under the Option Plans not to be available. Therefore, terminated employees were precluded from exercising their options during the remaining contractual term.  To address this issue EMCORE’s Board of Directors agreed in April 2007 to approve an option grant “modification” for these individuals by extending the normal 90-day exercise period after termination date to a date after which EMCORE became compliant with its SEC filings and the registration of the option shares was once again effective.  The Company communicated the terms of the tolling agreement with its terminated employees in November 2007.  The Company’s Board of Directors approved an extension of the stock option expiration date equal to the number of calendar days during the Blackout Period before such option would have otherwise expired (the “Tolling Period”).   Former employees were able to exercise their vested stock options beginning on the first day after the lifting of the Blackout Period for a period equal to the Tolling Period.  We accounted for the modification of stock options issued to terminated employees as additional compensation expense in accordance with SFAS 123(R) in the first quarter of fiscal 2008 as presented in the table above.

Valuation Assumptions

EMCORE estimated the fair value of stock options using a Black-Scholes model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.

Black-Scholes Weighted-Average Assumptions	For the three months ended December 31, 2007
Expected dividend yield	0.00%
Expected stock price volatility	81.34%
Risk-free interest rate	3.45%
Expected term (in years)	5.46
Estimated pre-vesting forfeitures	23.30%

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

Estimated Pre-vesting Forfeitures: When estimating forfeitures, EMCORE considers voluntary termination behavior as well as future workforce reduction programs, if any.

Preferred Stock

EMCORE’s restated certificate of incorporation authorizes the Board of Directors to issue up to 5,882,352 shares of preferred stock of EMCORE upon such terms and conditions having such rights, privileges and preferences as the Board of Directors may determine.  As of December 31, 2007 and September 30, 2007, no shares of preferred stock are issued or outstanding.

Employee Stock Purchase Plan

In fiscal 2000, EMCORE adopted an Employee Stock Purchase Plan (the “ESPP”). The ESPP provides employees of EMCORE an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan, with new participation periods beginning the first business day of January and July of each year. The purchase price is set at 85% of the average high and low market price for EMCORE's common stock on either the first or last day of the participation period, whichever is lower, and contributions are limited to the lower of 10% of an employee's compensation or $25,000. In November 2006, the Company suspended the ESPP due to its review of historical stock option granting practices.  The Company reinstated the ESPP on January 1, 2008.  The number of shares of common stock available for issuance under the ESPP is 2,000,000 shares.

The amount of shares issued for the ESPP are as follows:
	Number of Common Stock Shares Issued	Purchase Price per Common Stock Share
Amount of shares reserved for the ESPP	2,000,000

Number of shares issued in calendar years 2000 through 2003	(398,159)	$1.87 - $40.93
Number of shares issued in June 2004 for first half of calendar year 2004	(166,507)	$2.73
Number of shares issued in December 2004 for second half of calendar year 2004	(167,546)	$2.95
Number of shares issued in June 2005 for first half of calendar year 2005	(174,169)	$2.93
Number of shares issued in December 2005 for second half of calendar year 2005	(93,619)	$3.48
Number of shares issued in June 2006 for first half of calendar year 2006	(123,857)	$6.32

Remaining shares reserved for the ESPP as of December 31, 2007	876,143

Future Issuances

As of December 31, 2007, EMCORE had reserved a total of 19,314,786 shares of its common stock for future issuances as follows:

Number of Common Stock Shares Available
For exercise of outstanding common stock options	5,295,414
For conversion of subordinated notes	12,186,657
For future issuances to employees under the ESPP plan	876,143
For future common stock option awards	956,572

Total reserved	19,314,786

NOTE 4.  Acquisition

On December 17, 2007, EMCORE entered into an Asset Purchase Agreement (the “Agreement”) with Intel Corporation (“Seller”) which is filed as Exhibit 2.1 to this Form 10-Q.  Under the terms of the Agreement, the Company will purchase certain of the assets of Seller and its subsidiaries relating to the telecom portion of Seller’s Optical Platform Division for a purchase price of $85 million, as adjusted based on an inventory true-up, plus specifically assumed liabilities.  The purchase price will be paid $75 million in cash and $10 million in cash or common stock of the Company, at the Company’s option.

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

NOTE 5.  Restructuring Charges

As EMCORE has acquired businesses and consolidated them into its existing operations, EMCORE has incurred charges associated with the transition and integration of those activities. In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, expenses recognized as restructuring charges include costs associated with the integration of several business acquisitions and EMCORE’s overall cost-reduction efforts.   Restructuring charges are included in SG&A.  These charges primarily relate to our Fiber Optics operating segment.  These restructuring efforts are expected to be completed in calendar year 2008.  Costs incurred and expected to be incurred consist of the following:

(in thousands)	Amount Incurred in Period	Cumulative Amount Incurred to Date	Amount Expected in Future Periods	Total Amount Expected to be Incurred

One-time termination benefits	$275	$3,454	$180	$3,634

The following table sets forth changes in the accrual for restructuring charges during the first quarter of fiscal year 2008:

(in thousands)

Balance at October 1, 2007	$2,112
Increase in liability due to relocation of corporate headquarters	275
Costs paid or otherwise settled	(895)

Balance at December 31, 2007	$1,492

NOTE 6.  Receivables

The components of accounts receivable consisted of the following:

(in thousands)	As of December 31, 2007	As of September 30, 2007

Accounts receivable	$36,827	$35,558
Accounts receivable – unbilled	5,253	3,395

Accounts receivable, gross	42,080	38,953

Allowance for doubtful accounts	(798)	(802)

Total accounts receivable, net	$41,282	$38,151

Receivables from a related party consisted of the following:

(in thousands)	As of December 31, 2007	As of September 30, 2007

Velox investment-related	$332	$332

Total receivables from a related party	$332	$332

NOTE 7.  Inventory, net

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor and manufacturing overhead costs.  The components of inventory consisted of the following:
(in thousands)	As of December 31, 2007	As of September 30, 2007

Raw materials	$18,890	$19,884
Work-in-process	7,592	6,842
Finished goods	11,928	10,891
Inventory, gross	38,410	37,617

Less: reserves	(8,785)	(8,412)

Total inventory, net	$29,625	$29,205

NOTE 8.  Property, Plant, and Equipment, net

The components of property, plant, and equipment consisted of the following:

(in thousands)	As of December 31, 2007	As of September 30, 2007

Land	$1,502	$1,502
Building and improvements	43,632	43,397
Equipment	76,498	75,631
Furniture and fixtures	5,709	5,643
Leasehold improvements	2,141	2,141
Construction in progress	7,271	3,744

Property, plant and equipment, gross	136,753	132,058

Less: accumulated depreciation and amortization	(76,459)	(74,801)

Total property, plant and equipment, net	$60,294	$57,257

As of December 31, 2007 and September 30, 2007, EMCORE did not have any significant capital lease agreements.  Depreciation expense was $1.7 million and $2.4 million for the quarter ended December 31, 2007 and September 30, 2007, respectively.

NOTE 9.  Goodwill and Intangible Assets, net

The following table sets forth changes in the carrying value of goodwill by reportable segment during the first quarter of fiscal year 2008:

(in thousands)	Fiber Optics	Photovoltaics	Total

Balance as of October 1, 2007	$20,606	$20,384	$40,990

Acquisition – earn-out payments	691	-	691

Balance as of December 31, 2007	$21,297	$20,384	$41,681

The following table sets forth changes in the carrying value of intangible assets, consisting of patents and acquired intellectual property (“IP”), as of December 31, 2007 by reportable segment:

(in thousands)	As of December 31, 2007			As of September 30, 2007
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics:
Patents	$909	$(403)	$506	$845	$(358)	$487
Ortel acquired IP	3,274	(3,002)	272	3,274	(2,893)	381
JDSU acquired IP	1,040	(561)	479	1,040	(512)	528
Alvesta acquired IP	193	(193)	-	193	(187)	6
Molex acquired IP	558	(474)	84	558	(446)	112
Phasebridge acquired IP	603	(368)	235	603	(347)	256
Force acquired IP	1,075	(492)	583	1,075	(443)	632
K2 acquired IP	583	(274)	309	583	(248)	335
Opticomm acquired IP	2,504	(494)	2,010	2,504	(321)	2,183
Subtotal	10,739	(6,261)	4,478	10,675	(5,755)	4,920

Photovoltaics:
Patents	715	(294)	421	615	(260)	355
Tecstar acquired IP	1,900	(1,900)	-	1,900	(1,900)	-
Subtotal	2,615	(2,194)	421	2,515	(1,888)	355

Total	$13,354	$(8,455)	$4,899	$13,190	$(7,915)	$5,275

Based on the carrying amount of the intangible assets, and assuming no future impairment of the underlying assets, the estimated future amortization expense is as follows:

(in thousands)

Period ending:
Nine-month period ended September 30, 2008	$1,194
Year ended September 30, 2009	1,301
Year ended September 30, 2010	1,188
Year ended September 30, 2011	727
Year ended September 30, 2012	355
Thereafter	134
Total future amortization expense	$4,899

NOTE 10.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of December 31, 2007	As of September 30, 2007
Compensation-related	$7,957	$8,398
Interest	600	1,775
Warranty	1,361	1,310
Professional fees	4,583	6,213
Royalty	1,031	705
Self insurance	822	794
Deferred revenue and customer deposits	649	687
Tax-related	4,657	3,460
Restructuring accrual	1,492	2,112
Other	4,261	3,322

Total accrued expenses and other current liabilities	$27,413	$28,776

NOTE 11.  Commitments and Contingencies

EMCORE leases certain land, facilities, and equipment under non-cancelable operating leases. The leases provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense. Net facility and equipment rent expense under such leases amounted to approximately $0.2 million and $0.4 million for the three months ended December 31, 2007 and 2006, respectively.

As of December 31, 2007, EMCORE had four standby letters of credit issued totaling approximately $1.8 million.

Credit Market Conditions

The Company plans to fund the asset purchase of Intel’s Optical Platform Division through (i) debt financing, (ii) equity financing and/or (iii) asset sales.  Currently, the U.S. capital markets are experiencing turbulent conditions in the credit markets, as evidenced by tightening of lending standards, reduced availability of credit vehicles accompanied by a reduction in certain asset values.  This potentially impacts EMCORE’s ability to obtain this additional funding through financing or asset sales.  Although management believes it will be able to obtain the funding necessary to fund the acquisition, despite the reduced availability of these credit vehicles, no assurance can be made that the Company will be able to finance the acquisition on commercially reasonable terms or at all.

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

SEC Investigation

On November 6, 2006, the Company informed the staff of the SEC of the Special Committee’s investigation regarding the Company’s historical review of stock option granting practices.  After the Company’s initial contact with the SEC, the SEC opened a non-public investigation concerning the Company’s historic option granting practices since the Company’s initial public offering.  The Company has fully cooperated with the SEC’s investigation.  Although we cannot predict the outcome of this matter, we do not expect that such matter will have a material adverse effect on our consolidated financial position or results of operations.

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

On November 28, 2007, a Stipulation of Compromise and Settlement (the “Stipulation”) substantially embodying the terms previously contained in the MOU was fully executed by the Company and the other defendants and the plaintiffs in the Federal Court Action and the State Court Actions. The Stipulation was filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended September 30, 2007.

The Stipulation provides that the Company will adhere to certain policies and procedures relating to the issuance of stock options, stock trading by directors, officers and employees, the composition of its Board of Directors, and the functioning of the Board’s Audit and Compensation Committees.  The Stipulation also provides for the payment of $700,000 relating to plaintiffs’ attorneys’ fees, costs and expenses, which the Company’s insurance carrier has committed to pay on behalf of the Company.  A motion to approve the settlement reflected in the Stipulation was filed with the U.S. District Court for the District of New Jersey on December 3, 2007.   The Court granted the motion for preliminary approval of the settlement on January 3, 2008.  In the order of preliminary approval, the Court required the Company to provide notice to shareholders by February 14, 2008 and to set a date for a hearing for final approval of the settlement for March 28, 2008.  Upon such approval the settlement will become final and binding on all parties and represent a final settlement of both the Federal Court Action and the State Court Actions.

We have recorded $700,000 as a liability for the stipulated settlement in fiscal year 2006 since events that led to the litigation existed as of that date.  Although we anticipate that our insurance carrier will cover the stipulated settlement, we have not recorded any receivable, or gain contingency, since the settlement is still contingent upon certain future events.

Indemnification Obligations

Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the Special Committee’s investigation of our historical stock option practices, the related SEC non-public investigation and shareholder litigation. These obligations arise under the terms of our restated certificate of incorporation, our bylaws, applicable contracts, and New Jersey law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. We are currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of our current and former directors, officers and employees. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policies that limits its exposure and enables it to recover a portion of any future amounts paid.

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

On December 20, 2007, the Company was served with a complaint in another declaratory relief action which Optium had filed in the Federal District Court for the Western District of Pennsylvania.  This action seeks to have U.S. patents 6,282,003 and 6,490,071 declared invalid or unenforceable because of certain conduct alleged to have occurred in connection with the grant of these patents.  These allegations are substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  The Company intends to assert that the allegations in the complaint are without merit and intends to contest them.

NOTE 12.  Segment Data and Related Information

EMCORE has four operating segments: (1) EMCORE Fiber Optics and (2) EMCORE Broadband, which are aggregated as a separate reporting segment, Fiber Optics, and (3) EMCORE Photovoltaics and (4) EMCORE Solar Power, which are aggregated as a separate reporting segment, Photovoltaics.  EMCORE's Fiber Optics revenue is derived primarily from sales of optical components and subsystems for cable television (“CATV”), fiber to the premise (“FTTP”), enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers, and satellite communications data links.  EMCORE's Photovoltaics revenue is derived primarily from the sales of solar power conversion products, including solar cells, covered interconnect solar cells, and solar panels.   EMCORE evaluates its reportable segments in accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information. EMCORE’s Chief Executive Officer is EMCORE’s Chief Operating Decision Maker pursuant to SFAS 131, and he allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results and other non-GAAP financial ratios.

The following table sets forth the revenue and percentage of total revenue attributable to each of EMCORE's reporting segments for the three months ended December 31, 2007 and 2006.

(in thousands) Segment Revenue	2007		2006
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$33,960	72%	$25,322	66%
Photovoltaics	12,927	28	13,274	34
Total revenue	$46,887	100%	$38,596	100%

The following table sets forth EMCORE's consolidated revenues by geographic region for the three months ended December 31, 2007 and 2006.  Revenue was assigned to geographic regions based on the customers’ or contract manufacturers’ billing address.

(in thousands) Geographic Revenue	2007		2006
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$26,823	57%	$25,746	67%
Asia and South America	15,340	33	11,036	28
Europe	4,587	10	1,814	5
Australia	137	-	-	-
Total revenue	$46,887	100%	$38,596	100%

The following table sets forth operating losses attributable to each EMCORE reporting segment and to corporate for the three months ended December 31, 2007 and 2006.

(in thousands) Statement of Operations Data	2007	2006

Operating loss by segment and corporate:
Fiber Optics	$(3,527)	$(6,205)
Photovoltaics	(3,551)	(3,996)
Corporate	(6,476)	(3,453)

Operating loss	(13,554)	(13,654)

Other expenses (income):
Interest expense (income), net	778	(389)
Loss on disposal of equipment	86	-
Foreign exchange gain	(13)	-
Total other expenses (income)	851	(389)

Net loss	$(14,405)	$(13,265)

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each reporting segment are as follows:

(in thousands) Long-lived Assets	As of December 31, 2007	As of September 30, 2007

Fiber Optics	$57,131	$56,816
Photovoltaics	49,743	46,706

Total	$106,874	$103,522

NOTE 13.  Income Taxes

Effective October 1, 2007, the Company adopted FIN 48.  As a result of the adoption of FIN 48, the Company recorded an increase in accumulated deficit and an increase in the liability for unrecognized state tax benefits of approximately $326,000 (net of the federal benefit for state tax liabilities). All of this amount, if recognized, would reduce future income tax provisions and favorably impact effective tax rates. During the quarter ended December 31, 2007, there were no material increases or decreases in unrecognized tax benefits.  Management expects that over the next twelve months the liability for unrecognized state tax benefits will substantially decrease and does not anticipate any material increases over the next twelve months.

The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48.  At December 31, 2007, the Company had approximately $117,000 of interest and penalties accrued as tax liabilities in the Condensed Consolidated Balance Sheet.

The Company files income tax returns in the U.S. federal, state and local jurisdictions.  No federal, state and local income tax returns are currently under examination. Certain income tax returns for fiscal years 2004 through 2006 remain open to examination by U.S. federal, state and local tax authorities.

NOTE 14.  Subsequent Event

Conversion of Convertible Subordinated Notes

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

On January 29, 2008, the Company, in privately negotiated transactions, entered into separate agreements with holders of approximately 97.5%, or approximately $83.3 million aggregate principal amount, of its outstanding 5.50% convertible senior subordinated notes due 2011 (the “Notes”) pursuant to which this small number of holders converted their Notes into the Company’s common stock.  Upon conversion of the Notes, the Company will issue 11.9 million shares of its common stock, based on a conversion price of $7.01, in accordance with the terms of the Notes.  The issuance of the Company’s common stock upon conversion of the Notes will be made in reliance on the exemption from the registration requirements provided under Section 3(a)(9) of the Securities Act of 1933.  To incentivize the holders to convert their Notes, the Company made cash payments to such holders equal to 4% of the principal amount of the Notes converted, or $3.3 million, plus accrued interest of approximately $1.0 million on the Notes converted.  This supplemental payment will be charged to expense in the second quarter of fiscal 2008, along with the acceleration of deferred financing costs of approximately $0.7 million.  After giving effect to these transactions, the Company expects to have approximately 64 million shares of common stock outstanding.

In addition, on January 29, 2008, the Company called for redemption all of its outstanding Notes.  After giving effect to the conversions, the Company expects that approximately $2.1 million aggregate principal amount of Notes will remain outstanding and subject to redemption. The redemption date will be February 20, 2008, and the redemption price, will be 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to, but not including, the redemption date.  The closing price of EMCORE's common stock on January 29, 2008 was $11.77. Note holders who wish to convert their Notes must do so by the close of business on February 19, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934. These forward-looking statements are based largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements may be identified by the use of terms and phrases such as "expects", "anticipates", "intends", "plans", believes", "estimates", “targets”, “can”, “may”, “could”, “will”, and variations of these terms and similar phrases. Management cautions that these forward-looking statements are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results to be materially different from those discussed in these forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear in this Report. This discussion should be read in conjunction with the consolidated financial statements, including the related notes.

These forward-looking statements include, without limitation, any and all statements or implications regarding:

•	The ability of EMCORE Corporation (the “Company”, “we”, or “EMCORE”) to remain competitive and a leader in its industry and the future growth of the company, the industry, and the economy in general;
•	Difficulties in integrating recent or future acquisitions into our operations;
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
•
Whether our products will (i) be successfully introduced or marketed, (ii) be qualified and purchased by our customers, or (iii) perform to any particular specifications or performance or reliability standards; and/or

•
Guidance provided by EMCORE regarding our expected financial performance in current or future periods, including, without limitation, with respect to anticipated revenues, income, or cash flows for any period in fiscal 2008 and subsequent periods.

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

Business Overview

EMCORE is a leading provider of compound semiconductor-based components and subsystems for the broadband, fiber optic, satellite and terrestrial solar power markets.  We have two reporting segments: Fiber Optics and Photovoltaics.  EMCORE's Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  EMCORE's Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, EMCORE offers high-efficiency compound semiconductor-based gallium arsenide (“GaAs”) solar cells, covered interconnect cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, EMCORE offers its high-efficiency GaAs solar cells and integrated PV components for use in solar power concentrator systems.  For specific information about our company, our products or the markets we serve, please visit our website at http://www.emcore.com.  The information on our website is not incorporated into this Quarterly Report on Form 10-Q.  We were established in 1984 as a New Jersey corporation.

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

•
Fiber-to-the-Premises (FTTP) Networks - Telecommunications companies are increasingly extending their optical infrastructure to the customer’s location in order to deliver higher bandwidth services. We have developed and maintain customer qualified FTTP components and subsystem products to support plans by telephone companies to offer voice, video and data services through the deployment of new fiber-based access networks.

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

•
Consumer Products - We intend to extend our optical technology into the consumer market by integrating our Vertical Cavity Surface-Emitting Lasers (“VCSELs”) into optical computer mice and ultra short data links.  We are in production with customers on several products and currently qualifying our products with additional customers.  An optical computer mouse with laser illumination is superior to LED-based illumination in that it reveals surface structures that a LED light source cannot uncover. VCSELs enable computer mice to track with greater accuracy, on more surfaces and with greater responsiveness than existing LED-based solutions.

Photovoltaics

We believe our high-efficiency compound semiconductor-based multi-junction solar cell products provide our customers with compelling cost and performance advantages over traditional silicon-based solutions.  These include higher solar cell efficiency allowing for greater conversion of light into electricity, an increased ability to benefit from use in solar concentrator systems, ability to withstand high heat environments and reduced overall footprint.  Our Photovoltaics segment primarily targets the following markets:

•
Satellite Solar Power Generation.  We are a leader in providing solar power generation solutions to the global communications satellite industry and U.S. Government space programs.  A satellite’s operational success and corresponding revenue depend on its available power and its capacity to transmit data. We manufacture advanced compound semiconductor-based solar cell and solar panel products, which are more resistant to radiation levels in space and generate substantially more power from sunlight than silicon-based solutions.  Space power systems using our multi-junction solar cells weigh less per unit of power than traditional silicon-based solar cells. These performance characteristics increase satellite useful life, increase satellites’ transmission capacity and reduce launch costs.  Our products provide our customers with higher sunlight to electrical power conversion efficiency for reduced size and launch costs; higher radiation tolerance; and longer lifetime in harsh space environments.  We design and manufacture multi-junction compound semiconductor-based solar cells for both commercial and military satellite applications. We currently manufacture and sell one of the most efficient and reliable, radiation resistant advanced triple-junction solar cells in the world, with an average "beginning of life" efficiency of 28.5%.  In May 2007, EMCORE announced that it has attained solar conversion efficiency of 31% for an entirely new class of advanced multi-junction solar cells optimized for space applications.  EMCORE is also the only manufacturer to supply true monolithic bypass diodes for shadow protection, utilizing several EMCORE patented methods. EMCORE also provides covered interconnect cells (CICs) and solar panel lay-down services, giving us the capability to manufacture complete solar panels. We can provide satellite manufacturers with proven integrated satellite power solutions that considerably improve satellite economics. Satellite manufacturers and solar array integrators rely on EMCORE to meet their satellite power needs with our proven flight heritage.

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

EMCORE has adapted its high-efficiency compound semiconductor-based multi-junction solar cell products for terrestrial applications, which are intended for use with solar concentrator systems in utility-scale installations.  In August 2007, EMCORE announced that it has obtained 39% peak conversion efficiency on its terrestrial concentrating solar cell products currently in volume production.  This compares favorably to typical efficiency of 15-21% on silicon-based solar cells and 35% for competing multi-junction concentrating solar cells. We believe that solar concentrator systems assembled using our compound semiconductor-based solar cells will be competitive with silicon-based solar power generation systems because they are more efficient and, when combined with the advantages of concentration, we believe will result in a lower cost of power generated.  Our multi-junction solar cell technology is not subject to silicon shortages, which have led to increasing prices in the raw materials required for silicon-based solar cells. While the terrestrial power generation market is still developing, we have received production orders from multiple CPV systems integrators and provided samples to several others, including major system manufacturers in the United States, Europe and Asia.  Recent announcements from the Company include:

•
On December 12, 2007, EMCORE announced that it signed a memorandum of understanding for the supply of 60 Megawatts (MW) of solar power systems that are scheduled for deployment in Ontario, Canada over the next three years. EMCORE will supply and install turn-key solar power systems in the Sault Ste Marie area utilizing EMCORE's CPV systems developed at its Albuquerque, NM facility. EMCORE also has the right to substitute other solar technologies in portions of the projects. The project developer, Pod Generating Group (PGG), has secured the licenses and permits for the project through the Ontario Power Authority Standard Offer Program and system deployment is expected to begin in mid-2008. PGG is a developer of photovoltaics-based power generation facilities in Northern Ontario, Canada.

•
On December 17, 2007, EMCORE announced that it has received a purchase order to supply 5.7 MW of EMCORE's CPV systems for alternative energy projects in South Korea, along with a letter of intent for follow-on projects of 14.3 MW, expected to be released within the next six months. EMCORE also signed an agreement with DI Semicon, a semiconductor packaging company in Seoul, Korea, regarding the formation of a joint venture among DI Semicon, EMCORE and other parties. This joint venture, when fully established and commenced operations, will manufacture CPV systems in Korea for EMCORE, including systems for the 14.3 MW follow-up projects described above and will also involve a minimum purchase commitment of 15 MW annually of EMCORE CPV systems to be deployed in South Korea.

•	On January 23, 2008, EMCORE announced that it will supply its solar Concentrator Photovoltaic (CPV) components and systems to the Spanish market through several agreements.

• EMCORE was awarded a 300-kilowatt (kW) CPV system contract by Spain’s Institute of Concentrator Photovoltaics Systems (ISFOC). EMCORE expects to have its CPV systems installed in Castilla-La Mancha, Spain by December 2008.

• EMCORE reached an agreement to construct an 850-kW solar power park in Extremadura, Spain. EMCORE will be utilizing its CPV solar power system and provide a turn-key solution with a scope of work including engineering, procurement, and construction (EPC). This project is expected to be completed before July 2008 in order to take advantage of the current high feed-in tariff.

• EMCORE received a purchase order for one million CPV components from a prominent CPV system integrator. This order is expected to be completed by March 2009 with CPV products being deployed in projects within the Spanish market.

•
On January 31, 2008, EMCORE announced that it has signed a memorandum of understanding for the supply of between 200 MW and 700 MW of solar power systems that are scheduled for deployment in utility scale solar power projects under development in the southwestern region of the United States. EMCORE will supply and install turn-key solar power systems utilizing EMCORE's concentrating photovoltaic (CPV) systems developed at its Albuquerque, NM facility. The project developer, SunPeak Solar, is securing land and grid access throughout 2008 and project construction is expected to begin in early 2009. This agreement is not expected to contribute revenues until 2009 and is dependant on the renewal of the federal investment tax credit (ITC) extending into 2009 and beyond.

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

Recent acquisition activity includes:

•
On December 17, 2007, EMCORE entered into an Asset Purchase Agreement with Intel Corporation (“Seller”).  Under the terms of the Agreement, EMCORE will purchase certain of the assets of Seller and its subsidiaries relating to the telecom portion of Seller’s Optical Platform Division for a purchase price of $85 million, as adjusted based on an inventory true-up, plus specifically assumed liabilities.  The purchase price will be paid $75 million in cash and $10 million in cash or common stock of EMCORE, at our option.  The Agreement contains termination rights for both EMCORE and Seller, including a provision allowing either party to terminate the Agreement if the transaction has not been consummated by June 18, 2008.

This acquired business, when consummated, will be part of EMCORE's Fiber Optics reporting segment.

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

EMCORE’s restructuring programs are designed to further reduce the number of manufacturing facilities, in addition to the divesture or exit from selected businesses and product lines that were not strategic and/or were not capable of achieving desired revenue or profitability goals.  Recent facility consolidations include:

•
In August 2007, we announced the consolidation of our North American fiber optics engineering and design centers into our main operating sites. EMCORE's engineering facilities in Virginia, Illinois, and northern California were consolidated into larger primary sites in Albuquerque, New Mexico and Alhambra, California. The consolidation of these engineering sites should allow EMCORE to leverage resources within engineering, new product introduction, and customer service.  The design centers in Virginia and northern California have been closed and the design center in Illinois was vacated in October 2007.

•
In October 2006, we announced the move of our corporate headquarters from Somerset, New Jersey to Albuquerque, New Mexico.  Financial operations and records have been transferred and the New Jersey facility was vacated in September 2007.

Our results of operations and financial condition have and will continue to be significantly affected by severance and restructuring charges, impairment of long-lived assets and idle facility expenses incurred during facility closing activities.  Please refer to Risk Factors under Item 1A and Financial Statements and Supplemental Data under Item 8 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, for further discussion of these items.

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

EMCORE evaluates its goodwill and intangible assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The determination as to whether a write-down of goodwill or intangible assets is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill or intangible assets are attributed. As of December 31, 2006, we tested for impairment on our goodwill and intangible assets and based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value.  The Company will conduct its annual test for impairment during the quarter ended March 31, 2008 utilizing balances as of December 31, 2007.

Valuation of Long-lived Assets. EMCORE reviews long-lived assets on an annual basis or whenever events or circumstances indicate that the assets may be impaired. A long-lived asset is considered impaired when its anticipated undiscounted cash flow is less than its carrying value. In making this determination, EMCORE uses certain assumptions, including, but not limited to: (a) estimates of the fair market value of these assets; and (b) estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that assets will be used in our operations, and estimated salvage values. As of December 31, 2006, we tested for impairment of our long-lived assets and based on that analysis, we recorded no impairment charges on any of EMCORE’s long-lived assets.  The Company will conduct its annual test for impairment during the quarter ended March 31, 2008 utilizing balances as of December 31, 2007.

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

Solar Panel Contracts - EMCORE records revenues from certain solar panel contracts using the percentage-of-completion method in accordance with AICPA Statement of Position 81-1 ("SOP 81-1"), Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract. If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated. EMCORE has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. EMCORE uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. Estimates are revised as additional information becomes available.

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

Stock-Based Compensation. The Company uses the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair-value of stock-based awards under SFAS 123(R), Share-Based Payment (revised 2004). The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and accordingly prior periods were not restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on October 1, 2005, the first day of the Company’s fiscal year 2006.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. EMCORE’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on EMCORE’s historical stock prices. See Note 3, “Equity” of the Notes to Condensed Consolidated Financial Statements for further details.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP.  There also are areas in which management's judgment in selecting any available alternative would not produce a materially different result. For complete discussion of our accounting policies and other required U.S. GAAP disclosures, we refer you to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Results of Operations

The following table sets forth the condensed consolidated statements of operations data of EMCORE expressed as a percentage of total revenues for the three months ended December 31, 2007 and 2006.

Condensed Statement of Operations Data For the three months ended December 31,	2007	2006

Product revenue	94.9%	92.3%
Service revenue	5.1	7.7
Total revenue	100.0	100.0

Cost of product revenue	75.7	80.2
Cost of service revenue	3.3	5.6
Cost of revenue	79.0	85.8
Gross profit	21.0	14.2

Operating expenses:
Selling, general and administrative	34.6	32.5
Research and development	15.3	17.1
Total operating expenses	49.9	49.6

Operating loss	(28.9)	(35.4)

Other expenses (income):
Interest (income) expense, net	1.6	(1.0)
Loss on disposal of equipment	0.2	-
Total other expenses (income)	1.8	(1.0)

Net loss	(30.7)%	(34.4)%

Comparison of three months ended December 31, 2007 and 2006

Consolidated Revenue

For the three months ended December 31, 2007, EMCORE’s consolidated revenue increased $8.3 million or 22% to $46.9 million from $38.6 million, as reported in the prior year. For the three months ended December 31, 2007, international sales increased $7.2 million or 56%, when compared to the prior year. For the three months ended December 31, 2007, revenue from government contracts, which are primarily service contracts, decreased $1.0 million or 32% to $2.1 million from $3.1 million, as reported in the prior year. A comparison of revenue achieved at each of EMCORE’s reportable segments follows:

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

For the three months ended December 31, 2007, EMCORE’s fiber optic revenues increased $8.7 million or 34% to $34.0 million from $25.3 million, as reported in the prior year. The increase in revenue was primarily related to sales of our CATV products and FTTP components, as well as a recovery of 10G products that serve the digital fiber optics sector, which increased 13% year-over-year and 16% from the prior quarter.  The communications industry in which we participate continues to be dynamic. The driving factor is the competitive environment that exists between cable operators, telephone companies, and satellite and wireless service providers. Each are rapidly investing capital to deploy a converging multi-service network capable of delivering “triple play services”, i.e. digitalized video, voice and data content, bundled as a service provided by a single communication provider. As a market leader in RF transmission over fiber products for the CATV industry, EMCORE enables cable companies to offer multiple forms of communications to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other new services (such as HDTV and VOIP). Television is also undergoing a major transformation, as the U.S. Government requires television stations to broadcast exclusively in digital format, abandoning the analog format used for decades. Although the transition date for digital transmissions is not expected for several years, the build-out of these television networks has already begun. To support the telephone companies plan to offer competing video, voice and data services through the deployment of new fiber-based systems, EMCORE has developed and maintains customer qualified FTTP components and subsystem products. Our CATV and FTTP products include broadcast analog and digital fiber optic transmitters, quadrature amplitude modulation (QAM) transmitters, video receivers, and passive optical network (PON) transceivers. Government contract revenue for fiber optics products for the three months ended December 31, 2006 totaled $0.2 million. There was no government contract revenue during the three months ended December 31, 2007.  Fiber optics revenue represented 72% and 66% of EMCORE's total revenue for the three months ended December 31, 2007 and 2006, respectively.

Photovoltaics.

EMCORE provides advanced compound semiconductor solar cell products and solar panels, which are more resistant to radiation levels in space and convert substantially more power from sunlight than silicon-based solutions.  EMCORE’s Photovoltaics segment designs and manufactures multi-junction compound semiconductor solar cells for both commercial and military satellite applications as well as for use in terrestrial concentrating photovoltaic solar power systems. Customers for the Photovoltaics segment include Boeing, General Dynamics, the Indian Space Research Organization (“ISRO”), Lockheed Martin, Space Systems/Loral and Green and Gold Energy.

For the three months ended December 31, 2007, EMCORE’s photovoltaic revenues decreased $0.4 million or 3% to $12.9 million from $13.3 million, as reported in the prior year. The decline in revenue resulted from delivery and installation delays on capital equipment purchased for its new expanded concentrator photovolatics (“CPV”) solar cell and receiver manufacturing line.  All required capital equipment is expected to be on line in the second fiscal quarter and shipment of CPV receivers should commence shortly.  Government contract revenues for photovoltaics products were $2.1 million and $2.8 million for the three months ended December 31, 2007 and 2006, respectively.  Photovoltaics revenue represented 28% and 34% of EMCORE's total revenues for the three months ended December 31, 2007 and 2006, respectively.

We see additional areas for growth resulting from the successful deployment of terrestrial solar power systems that relay on our multi-junction solar cells and CPV components.  Concentrating PV systems have the potential to provide cost effective solar power in regions of high solar resource and several countries such as Italy, Spain and Greece have provided favorable feed in tariffs for utility-scale solar power installations.  EMCORE has developed high efficiency multi-junction solar cells and integrated PV components that function as the engine in concentrating photovoltaic systems and we are well positioned to provide the enabling components in these large-scale deployments.  In the satellite industry, we see increased opportunity in the commercial area as the number of geosynchronous communication satellite launches have recovered from the decline observed earlier in the decade, with Space Systems Loral winning a substantial share of the awards over the last several years. Government and military procurement remains steady, and we have succeeded in gaining market share in that area. We have recently been awarded solar panel government contracts for military and science missions, and this represents an expansion of our customer base.

Gross Profit

For the three months ended December 31, 2007, gross profit increased to $9.9 million compared to $5.5 million, as reported in the prior year. Compared to the prior year, gross margins increased to 21% from 14%. On a segment basis, margins for Fiber Optics increased from 18% to 24% due to increased revenue and restructuring efforts completed by the Company in the prior year.  Margins for the Photovoltaics segment improved from 8% as reported in the prior year to 15% due to favorable product mix and improved manufacturing yields.

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

For both the three months ended December 31, 2007 and 2006, gross profit included the effect of $0.2 million and $0.3 million, respectively, of stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R).

Operating Expenses

Selling, General and Administrative. For the three months ended December 31, 2007, SG&A expenses increased $3.7 million or 30% to $16.2 million from $12.5 million, as reported in the prior year.  Consistent with prior years, SG&A expense includes corporate overhead expenses.  As a percentage of revenue, SG&A increased from 33% to 35%.  A significant portion of the year-over-year increase in operating expenses was due to non-cash stock-based compensation expense.  During the three months ended December 31, 2007 and 2006, SG&A included stock-based compensation expense of $4.9 million and $1.6 million, respectively.   In 2007, the Company incurred approximately $4.4 million in additional non-cash stock-based compensation expense related to the modification of stock options issued to former employees, which is described further in Note 3, “Equity” in the Notes to the Condensed Consolidated Financial Statements.

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

For the three months ended December 31, 2007, R&D expenses increased $0.6 million or 9% to $7.2 million from $6.6 million, as reported in the prior year.  During the three months ended December 31, 2007 and 2006, R&D included stock-based compensation expense of  $0.3 million and $0.4 million, respectively. As a percentage of revenue, R&D decreased from 17% to 15%.  We believe that recently completed R&D projects have the potential to greatly improve our competitive position and drive revenue growth in the next few years.

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

Other Income & Expenses

Interest Income.  EMCORE realized a significant decrease in interest income due to the Company’s decreased cash, cash equivalents and marketable securities position.

Liquidity and Capital Resources

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

Credit Market Conditions

The Company plans to fund the asset purchase of Intel’s Optical Platform Division through (i) debt financing, (ii) equity financing and/or (iii) asset sales.  Currently, the U.S. capital markets are experiencing turbulent conditions in the credit markets, as evidenced by tightening of lending standards, reduced availability of credit vehicles accompanied by a reduction in certain asset values.  This potentially impacts EMCORE’s ability to obtain this additional funding through financing or asset sales.  Although management believes it will be able to obtain the funding necessary to fund the acquisition, despite the reduced availability of these credit vehicles, no assurance can be made that the Company will be able to finance the acquisition on commercially reasonable terms or at all.

Working Capital

As of December 31, 2007, EMCORE had working capital of approximately $54.2 million compared to $63.2 million as of September 30, 2007.  Cash, cash equivalents, and marketable securities at December 31, 2007 totaled $29.8 million, which reflects a net decrease of $11.5 million from September 30, 2007.  The decrease is primarily due to payment of professional fees incurred with our review of historical stock option granting practices, legal costs associated with our patent infringement lawsuits against Optium Corporation, interest payments on our convertible subordinated notes, capital expenditures, and various other increases in net working capital requirements.

Cash Flow

Net Cash Used For Operations

For the three months ended December 31, 2007, net cash used for operations decreased $12.1 million to $11.0 million from $23.1 million, as reported in the prior year.  For the three months ended December 31, 2007, significant changes in working capital include an increase in receivables of $3.2 million, an increase in inventory of $0.4 million, an increase in accounts payable of $1.6 million and a decrease in accrued expenses of $2.2 million. For the three months ended December 31, 2006, changes in working capital include an increase in receivables of $10.2 million, an increase in inventory of $0.5 million, a decrease in accounts payable of $2.0 million and a decrease in accrued expenses of $2.9 million.

Net Cash Provided by Investing Activities

For the three months ended December 31, 2007, net cash provided by investing activities decreased by $7.8 million to $8.7 million from $16.5 million, as reported in the prior year. Changes in investing cash flows for the three months ended December 31, 2007 and 2006 consisted primarily of:

•	An increase in capital expenditures to $5.0 million from $1.2 million, as reported in the prior year.

•	An investment of $13.7 million, inclusive of $0.2 million in transaction costs, in WorldWater during the quarter ended December 31, 2006.

•	Net sales of $13.9 million in marketable securities compared to $30.7 million for the same period in the prior year.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $4.8 million for the three months ended December 31, 2007 compared to $0.4 million for the three months ended December 31, 2006.  The increase in cash was due to proceeds from stock option exercises.

Financing Transaction

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

On January 29, 2008, the Company, in privately negotiated transactions, entered into separate agreements with holders of approximately 97.5%, or approximately $83.3 million aggregate principal amount, of its outstanding 5.50% convertible senior subordinated notes due 2011 pursuant to which this small number of holders converted their Notes into the Company’s common stock.  Upon conversion of the Notes, the Company will issue 11.9 million shares of its common stock, based on a conversion price of $7.01, in accordance with the terms of the Notes.  The issuance of the Company’s common stock upon conversion of the Notes will be made in reliance on the exemption from the registration requirements provided under Section 3(a)(9) of the Securities Act of 1933.  To incentivize the holders to convert their Notes, the Company made cash payments to such holders equal to 4% of the principal amount of the Notes converted, or $3.3 million, plus accrued interest of approximately $1.0 million on the Notes converted.  This supplemental payment will be charged to expense in the second quarter of fiscal 2008, along with the acceleration of deferred financing costs of approximately $0.7 million.  After giving effect to these transactions, the Company expects to have approximately 64 million shares of common stock outstanding.

In addition, on January 29, 2008, the Company called for redemption all of its outstanding Notes.  After giving effect to the conversions, the Company expects that approximately $2.1 million aggregate principal amount of Notes will remain outstanding and subject to redemption. The redemption date will be February 20, 2008, and the redemption price, will be 100% of the principal amount of the Notes redeemed, plus accrued and unpaid interest to, but not including, the redemption date. Note holders who wish to convert their Notes must do so by the close of business on February 19, 2008.

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

Interest Rates. We maintain an investment portfolio in a variety of high-grade (AAA), short-term debt and money market instruments such as auction-rate securities, which carry a minimal degree of interest rate risk. Due in part to these factors, our future investment income may be slightly less than expected because of changes in interest rates, or we may suffer insignificant losses in principal if forced to sell securities that have experienced a decline in market value because of changes in interest rates.  The Company does not currently hedge its interest rate exposure.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company intends to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including its Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

Management, under the supervision and with the participation of its Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of the end of the period covered by this report. Based on that evaluation, management concluded that, as of that date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of the Company’s Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), which are required in accordance with Rule 13a-14 of the Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of the Company’s Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer).

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within EMCORE have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

SEC Investigation

On November 6, 2006, the Company informed the staff of the SEC of the Special Committee’s investigation regarding the Company‘s historical review of stock option granting practices.  After the Company’s initial contact with the SEC, the SEC opened a non-public investigation concerning the Company’s historic option granting practices since the Company’s initial public offering.  The Company has fully cooperated with the SEC’s investigation.  Although we cannot predict the outcome of this matter, we do not expect that such matter will have a material adverse effect on our consolidated financial position or results of operations.

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

On November 28, 2007, a Stipulation of Compromise and Settlement (the “Stipulation”) substantially embodying the terms previously contained in the MOU was fully executed by the Company and the other defendants and the plaintiffs in the Federal Court Action and the State Court Actions. The Stipulation is filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended September 30, 2007.

The Stipulation provides that the Company will adhere to certain policies and procedures relating to the issuance of stock options, stock trading by directors, officers and employees, the composition of its Board of Directors, and the functioning of the Board’s Audit and Compensation Committees.  The Stipulation also provides for the payment of $700,000 relating to plaintiffs’ attorneys’ fees, costs and expenses, which the Company’s insurance carrier has committed to pay on behalf of the Company.  A motion to approve the settlement reflected in the Stipulation was filed with the U.S. District Court for the District of New Jersey on December 3, 2007.   The Court granted the motion for preliminary approval of the settlement on January 3, 2008.  In the order of preliminary approval, the Court required the Company to provide notice to shareholders by February 14, 2008 and to set a date for a hearing for final approval of the settlement for March 28, 2008.  Upon such approval the settlement will become final and binding on all parties and represent a final settlement of both the Federal Court Action and the State Court Actions.

We have recorded $700,000 as a liability for the stipulated settlement in fiscal year 2006 since events that led to the litigation existed as of that date.  Although we anticipate that our insurance carrier will cover the stipulated settlement, we have not recorded any receivable, or gain contingency, since the settlement is still contingent upon certain future events.

Indemnification Obligations

Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the Special Committee’s investigation of our historical stock option practices, the related SEC non-public investigation and shareholder litigation. These obligations arise under the terms of our restated certificate of incorporation, our bylaws, applicable contracts, and New Jersey law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. We are currently paying or reimbursing legal expenses being incurred in connection with these matters by a number of our current and former directors, officers and employees. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policies that limits its exposure and enables it to recover a portion of any future amounts paid.

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

On December 20, 2007, the Company was served with a complaint in another declaratory relief action which Optium had filed in the Federal District Court for the Western District of Pennsylvania.  This action seeks to have U.S. patents 6,282,003 and 6,490,071 declared invalid or unenforceable because of certain conduct alleged to have occurred in connection with the grant of these patents.  These allegations are substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  The Company intends to assert that the allegations in the complaint are without merit and intends to contest them.

ITEM 1A. RISK FACTORS

Credit Market Conditions

The Company plans to fund the asset purchase of Intel’s Optical Platform Division through (i) debt financing, (ii) equity financing and/or (iii) asset sales.  Currently, the U.S. capital markets are experiencing turbulent conditions in the credit markets, as evidenced by tightening of lending standards, reduced availability of credit vehicles accompanied by a reduction in certain asset values.  This potentially impacts EMCORE’s ability to obtain this additional funding through financing or asset sales.  Although management believes it will be able to obtain the funding necessary to fund the acquisition, despite the reduced availability of these credit vehicles, no assurance can be made that the Company will be able to finance the acquisition on commercially reasonable terms or at all.

Please see “Item 1A - Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for additional risk factors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Registrant held its 2007 Annual Meeting of Shareholders on December 3, 2007.

(b)
Charles Scott and Hong Q. Hou were elected to the EMCORE Board of Directors for three-year terms expiring in 2010.  Thomas J. Russell, Reuben F. Richards, Jr. and Robert Bogomolny will continue to serve on EMCORE’s Board of Directors until the election in 2008.  Thomas G. Werthan and John Gillen will continue to serve on EMCORE’s Board of Directors until the election in 2009.

(c)	(i)	The total shares voted in the election of Directors were 41,315,195. There were no broker non-votes. The shares voted for each Nominee were:

Charles Scott	For 35,527,497	Withheld 5,787,698

Hong Q. Hou	For 40,816,511	Withheld 498,684

(ii)	The Shareholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ended September 30, 2007, as follows:

For	41,153,394
Against	130,480
Abstain	31,321

(iii)	The Shareholders approved the Company’s 2007 Director’s Stock Award Plan, as follows:

For	30,251,209
Against	354,979
Abstain	98,864

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1*	Asset Purchase Agreement, dated December 17, 2007, between EMCORE Corporation and Intel Corporation

10.1*	2007 Director’s Stock Award Plan

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date: February 11, 2008	By:	/s/ Reuben F. Richards, Jr.
Reuben F. Richards, Jr.

Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2008	By:	/s/ Adam Gushard
Adam Gushard

Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description

2.1*	Asset Purchase Agreement, dated December 17, 2007, between EMCORE Corporation and Intel Corporation

10.1*	2007 Director’s Stock Award Plan

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________
* Filed herewith