Form 10-Q
period 2008-03-31
EMCORE CORP
filed 2008-05-12
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

Commission File Number:  0-22175

EMCORE Corporation
(Exact name of Registrant as specified in its charter)

New Jersey
(State or other jurisdiction of incorporation or organization)

22-2746503
(IRS Employer Identification No.)

10420 Research Road SE, Albuquerque, NM  87123
(Address of principal executive offices) (Zip Code)

(505) 332-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
[  ] Large accelerated filer                                                            [X] Accelerated filer                                               [  ] Non-accelerated filer      [  ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]    No [X]

The number of shares outstanding of the registrant’s no par value common stock as of May 5, 2008 was 77,307,704.

EMCORE Corporation
FORM 10-Q
For the Quarterly Period Ended March 31, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMCORE CORPORATION
Condensed Consolidated Statements of Operations
For the three and six months ended March 31, 2008 and 2007
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Product revenue	$48,260	$33,716	$92,761	$69,342
Service revenue	8,019	5,882	10,405	8,852
Total revenue	56,279	39,598	103,166	78,194

Cost of product revenue	42,133	28,170	77,445	59,111
Cost of service revenue	7,498	4,459	8,970	6,618
Total cost of revenue	49,631	32,629	86,415	65,729
Gross profit	6,648	6,969	16,751	12,465

Operating expenses:
Selling, general, and administrative	10,263	13,143	22,126	25,682
Research and development	9,330	7,528	16,750	14,139
Total operating expenses	19,593	20,671	38,876	39,821

Operating loss	(12,945)	(13,702)	(22,125)	(27,356)

Other expense (income):
Interest income	(227)	(1,169)	(654)	(2,820)
Interest expense	375	1,260	1,580	2,522
Loss from conversion of subordinated notes	4,658	-	4,658	-
Stock–based compensation expense from tolled options (income from expired tolled options)	(58)	-	4,316	-
Gain from insurance proceeds	-	(357)	-	(357)
Loss on disposal of equipment	-	-	86	-
Foreign exchange gain	(186)	-	(198)	-
Total other expense (income)	4,562	(266)	9,788	(655)

Net loss	$(17,507)	$(13,436)	$(31,913)	$(26,701)

Per share data:
Basic and diluted per share data:
Net loss	$(0.27)	$(0.26)	$(0.55)	$(0.52)

Weighted-average number of basic and diluted shares Outstanding	64,560	50,947	57,975	50,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of March 31, 2008 and September 30, 2007
(In thousands)
(unaudited)

	As of March 31, 2008	As of September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$22,734	$12,151
Restricted cash	2,148	1,538
Short-term investments	988	29,075
Accounts receivable, net of allowance of $820 and $802, respectively	52,801	38,151
Receivables, related party	287	332
Income tax receivable	130	-
Inventory, net	43,521	29,205
Prepaid expenses and other current assets	4,948	4,350

Total current assets	127,557	114,802

Property, plant, and equipment, net	74,165	57,257
Goodwill	89,739	40,990
Other intangible assets, net	12,753	5,275
Investments in unconsolidated affiliates	14,917	14,872
Long-term investments and restricted cash	4,655	-
Other non-current assets, net	533	1,540

Total assets	$324,319	$234,736

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,943	$22,685
Accrued expenses and other current liabilities	26,430	28,776
Income tax payable	594	137

Total current liabilities	54,967	51,598

Convertible senior subordinated notes	-	84,981

Total liabilities	54,967	136,579

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 100,000 shares authorized, 73,735 shares issued and 73,576 outstanding at March 31, 2008; 51,208 shares issued and 51,049 shares outstanding at September 30, 2007	647,346	443,835
Accumulated deficit	(375,817)	(343,578)
Accumulated other comprehensive loss	(94)	(17)
Treasury stock, at cost; 159 shares	(2,083)	(2,083)

Total shareholders’ equity	269,352	98,157

Total liabilities and shareholders’ equity	$324,319	$234,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
 For the six months ended March 31, 2008 and 2007
 (in thousands)
(unaudited)

	Six Months Ended March 31,
Cash flows from operating activities:	2008	2007
Net loss	$(31,913)	$(26,701)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	6,964	3,670
Depreciation and amortization expense	4,842	4,880
Accretion of loss from convertible senior subordinated notes exchange offer	41	98
Provision for doubtful accounts	101	266
Compensatory stock issuances	545	412
Loss from disposal of property, plant and equipment	86	-
Loss from conversion of convertible senior subordinated notes	1,169	-
Forgiveness of shareholders’ note receivable	-	82
Reduction of note receivable due for services received	260	261
Total non-cash adjustments	14,008	9,669
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(14,714)	(9,323)
Inventory	3,624	(3,992)
Prepaid expenses and other current assets	(590)	241
Other assets	(678)	(281)
Accounts payable	5,258	(1,090)
Accrued expenses and other current liabilities	(4,004)	(644)
Total change in operating assets and liabilities	(11,104)	(15,089)

Net cash used for operating activities	(29,009)	(32,121)

Cash flows from investing activities:
Purchase of plant and equipment	(9,624)	(2,731)
Proceeds from insurance recovery	1,189	362
Investment in unconsolidated affiliate	(45)	(13,873)
Proceeds from employee notes receivable	-	121
Purchase of Intel’s Optical Platform Division	(75,546)	-
Proceeds from notes receivable	-	1,500
Funding of restricted cash	(1,153)	(420)
Purchase of short and long term investments	(7,000)	(22,150)
Sale of short and long term investments	30,800	75,100

Net cash (used for) provided by investing activities	(61,379)	37,909

Cash flows from financing activities:
Payments on capital lease obligations	(10)	(32)
Proceeds from exercise of stock options	6,800	274
Proceeds from employee stock purchase plan	485	202
Proceeds from private placement transaction	93,773	-

Net cash provided by financing activities	101,048	444

Effect of foreign currency	(77)	-

Net increase (decrease) in cash and cash equivalents	10,583	6,232
Cash and cash equivalents, beginning of period	12,151	22,592

Cash and cash equivalents, end of period	$22,734	$28,824

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,314	$2,421
Cash paid for income taxes	$-	$2,351

NON-CASH DISCLOSURE
Issuance of common stock for purchase of Intel Optical Platform Division	$10,000	$-
Issuance of common stock for conversion of convertible senior subordinated notes	$85,428	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of EMCORE Corporation and its subsidiaries (the “Company” or “EMCORE”). All intercompany accounts and transactions have been eliminated in consolidation.

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all information considered necessary for a fair presentation of the financial statements has been included. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2007 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of the Company’s financial position, operating results, risk factors and other matters, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management develops estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the best information available. The Company’s reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Certain amounts in prior period financial statements have been reclassified to conform to the current year presentation. The reclassification consists of a reduction to revenue of $78,000, a reduction to cost of goods sold of $64,000, and a reduction to research and development expense of $14,000 from the amounts previously recognized in first quarter of fiscal 2007.  This reclassification relates to a cost-sharing R&D arrangement, under which the actual costs of performance are divided between the U.S. Government and the Company, no revenue is recorded and the Company’s R&D expense is reduced for the amount of the cost-sharing receipts.  The Company also reclassed approximately $4.3 million of stock-based compensation expense from tolled options, related to former employees that were incurred in the first quarter of fiscal 2008 from selling, general and administrative expenses to other expense.

For the three and six months ended March 31, 2008, stock options representing 4,674,401 and 4,632,759 shares, respectively, of common stock were excluded from the diluted earnings per share calculations. For the three and six months ended March 31, 2007, stock options representing 2,912,823 and 2,961,337 shares, respectively, of common stock were excluded from the diluted earnings per share calculations. These stock options, and the shares underlying the Company’s convertible senior subordinated notes for the three and six months ended March 31, 2007, were not included in the computation of diluted earnings per share since the Company incurred a net loss for the periods presented and any effect would have been anti-dilutive.

NOTE 2.  Recent Accounting Pronouncements

SFAS 141(R) - In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 141(R), Business Combinations. This statement replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

SFAS 157 - In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, providing a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  However, in December 2007, the FASB issued FASB Staff Position FAS 157-b, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. Although the Company continues to evaluate the application of SFAS 157, management does not currently believe adoption of this pronouncement will have a material impact on the Company’s results of operations or financial position.

SFAS 159 - In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company on October 1, 2008. Although the Company continues to evaluate the application of SFAS 159, management does not currently believe adoption of this pronouncement will have a material impact on the Company’s results of operations or financial position.

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

SFAS 161 - In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is intended to enhance the current disclosure framework in SFAS 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently assessing the potential impact that the adoption of SFAS 161 could have on our financial statements.

NOTE 3.  Equity

Stock Options

The Company has stock option plans to provide long-term incentives to eligible employees, officers, and directors in the form of stock options.  Most of the stock options vest and become exercisable over four to five years and have ten-year terms. The Company maintains two incentive stock option plans: the 2000 Stock Option Plan (“2000 Plan”) and the 1995 Incentive and Non-Statutory Stock Option Plan (“1995 Plan” and, together with the 2000 Plan, the “Option Plans”). The 1995 Plan authorizes the grant of stock options to purchase up to 2,744,118 shares of the Company's common stock.  On March 31, 2008, the 2000 Plan was amended to authorize an additional grant of 3,500,000 stock options for a total of 12,850,000 shares of the Company’s common stock.  As of March 31, 2008, no stock options were available for issuance under the 1995 Plan and 3,649,417 stock options were available for issuance under the 2000 Plan. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes the activity under the Option Plans for the six months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of October 1, 2007	5,697,766	$5.46
Granted	1,054,750	6.56
Exercised	(1,559,603)	4.34
Tolled	658,989	5.19
Cancelled and expired	(185,743)	8.34

Outstanding as of March 31, 2008	5,666,159	$5.85	7.72

Vested as of March 31, 2008	3,959,717	$5.60	7.31

Exercisable as of March 31, 2008	2,407,102	$5.06	6.31

The weighted-average grant date fair value of stock options granted during the six months ended March 31, 2008 and 2007 was $4.34 and $3.99, respectively. The total intrinsic value of stock options exercised during the six months ended March 31, 2008 and 2007 was $11.3 million and $0.2 million, respectively.  The total fair value of stock options vested during the six months ended March, 31 2008 and 2007 was $4.6 million and $2.6 million, respectively. The aggregate intrinsic value of fully vested and expected to vest stock options as of March 31, 2008 was $5.0 million.  The aggregate intrinsic value of exercisable stock options as of March 31, 2008 was $4.3 million.

The following table summarizes the Company’s nonvested shares for the six months ended March 31, 2008:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested as of October 1, 2007	2,979,486	4.82
Granted	1,054,750	4.34
Vested	(591,346)	2.49
Forfeited	(183,833)	6.57
Nonvested as of March 31, 2008	3,259,057	$4.99

As of March 31, 2008 there was $7.9 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the Option Plans. This expense is expected to be recognized over an estimated weighted-average life of 3.0 years.

Stock-based compensation expense is measured at grant date, based on the fair value of the award, over the requisite service period.  As required by SFAS 123(R), Share-Based Payment (revised 2004), management has made an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest. The effect of recording stock-based compensation expense during the three and six months ended March 31, 2008 and 2007 was as follows:

(in thousands, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Stock-based compensation expense by award type:
Employee stock options	$1,405	$1,344	$2,480	$3,670
Employee stock purchase plan	168	-	168	-
Former employee stock options tolled	(58)	-	4,316	-
Total stock-based compensation expense	$1,515	$1,344	$6,964	$3,670

Net effect on net loss per basic and diluted share	$(0.02)	$(0.02)	$(0.12)	$(0.07)

Former Employee Stock Options Tolled

Under the terms of stock option agreements issued under the 2000 Plan, terminated employees who have vested and exercisable stock options have 90 days after the date of termination to exercise stock options. In November 2006, the Company announced suspension of reliance on previously issued financial statements, which in turn caused the Company’s Form S-8 registration statements for shares of common stock issuable under the Option Plans not to be available. Therefore, terminated employees were precluded from exercising their stock options during the remaining contractual term (the “Blackout Period”).  To address this issue, the Company’s Board of Directors agreed in April 2007 to approve a stock option grant “modification” for these individuals by extending the normal 90-day exercise period after termination date to a date after which the Company became compliant with its SEC filings and the registration of the stock option shares was once again effective.  The Company communicated the terms of the tolling agreement with its terminated employees in November 2007.  The Company’s Board of Directors approved an extension of the stock option expiration date equal to the number of calendar days during the Blackout Period before such stock option would have otherwise expired (the “Tolling Period”).   Former employees were able to exercise their vested stock options beginning on the first day after the lifting of the Blackout Period for a period equal to the Tolling Period.  The Company accounted for the modification of stock options issued to terminated employees as additional compensation expense in accordance with SFAS 123(R) in the first quarter of fiscal 2008 and adjusted the stock options to market value in the first quarter of 2008 and recognized income on expired options in first and second quarter of 2008.   All tolled options were either exercised or expired by January 29, 2008.  No tolled stock options were outstanding as of March 31, 2008.

Valuation Assumptions

The Company estimated the fair value of stock options using a Black-Scholes model. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.

Black-Scholes Weighted-Average Assumptions:	For the Six Months Ended March 31, 2008
Expected dividend yield	0%
Expected stock price volatility	78.5%
Risk-free interest rate	2.62%
Expected term (in years)	5.40
Estimated pre-vesting forfeitures	23.3%

Expected Dividend Yield:  The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not issued any dividends.

Expected Stock Price Volatility:  The fair value of stock-based payments were valued using the Black-Scholes valuation method with a volatility factor based on the Company’s historical stock prices.

Risk-Free Interest Rate:  The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company’s stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available maturities.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers voluntary termination behavior as well as future workforce reduction programs, if any.

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Board of Directors to issue up to 5,882,352 shares of preferred stock of the Company upon such terms and conditions having such rights, privileges and preferences as the Board of Directors may determine.  As of March 31, 2008 and September 30, 2007, no shares of preferred stock are issued or outstanding.

Warrants

As of March 31, 2008, the Company had 1,400,003 warrants outstanding and exercisable.  No warrants were outstanding as of September 30, 2007.

Employee Stock Purchase Plan

In fiscal 2000, the Company adopted an Employee Stock Purchase Plan (the “ESPP”). The ESPP provides employees of the Company an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan, with new participation periods beginning the first business day of January and July of each year. The purchase price is set at 85% of the average high and low market price for the Company's common stock on either the first or last day of the participation period, whichever is lower, and annual contributions are limited to the lower of 10% of an employee's compensation or $25,000. In November 2006, the Company suspended the ESPP due to its review of historical stock option granting practices.  The Company reinstated the ESPP on January 1, 2008.  The number of shares of common stock available for issuance under the ESPP is 2,000,000 shares.

The amount of shares issued for the ESPP are as follows:
	Number of Common Stock Shares Issued	Purchase Price per Common Stock Share
Amount of shares reserved for the ESPP	2,000,000

Number of shares issued in calendar years 2000 through 2003	(398,159)	$1.87 - $40.93
Number of shares issued in June 2004 for first half of calendar year 2004	(166,507)	$2.73
Number of shares issued in December 2004 for second half of calendar year 2004	(167,546)	$2.95
Number of shares issued in June 2005 for first half of calendar year 2005	(174,169)	$2.93
Number of shares issued in December 2005 for second half of calendar year 2005	(93,619)	$3.48
Number of shares issued in June 2006 for first half of calendar year 2006	(123,857)	$6.32

Remaining shares reserved for the ESPP as of March 31, 2008	876,143

Future Issuances

As of March 31, 2008, the Company had reserved a total of 12,891,722 shares of its common stock for future issuances as follows:

Number of Common Stock Shares Available
For exercise of outstanding common stock options	5,666,159
For future issuances to employees under the ESPP plan	876,143
For future common stock option awards	3,649,417
For future exercise of warrants	1,400,003
For future issuance in relation to the Intel’s Optical Platform Division Acquisition	1,300,000

Total reserved	12,891,722

Private Placement of Common Stock and Warrants

On February 20, 2008, the Company consummated the sale of $100 million of restricted common stock and warrants.  In this transaction, investors purchased 8 million shares of our common stock, no par value, and warrants to purchase an additional 1.4 million shares of our common stock.  The purchase price was $12.50 per share, priced at the 20 day volume-weighted average price.  The warrants grant the holder the right to purchase one share of our common stock at a price of $15.06 per share, representing a 20.48% premium over the purchase price.  The warrants are immediately exercisable and remain exercisable until February 20, 2013  In addition, the Company entered into a registration rights agreement with the investors to register for resale the shares of common stock issued in this transaction and the shares of common stock to be issued upon exercise of the warrants.  Beginning two years after their issuance, the warrants may be called by the Company for a price of $0.01 per underlying share if the closing price of its common stock has exceeded 150% of the exercise price for at least 20 trading days within a period of any 30 consecutive trading days and other conditions are met.  Total agent fees incurred were 5.75% of the gross proceeds, or $5.8 million.  The Company used a substantial portion of the net proceeds to acquire the telecom assets of Intel's Optical Platform Division and is using the remainder for working capital requirements.

In the registration rights agreement, the Company agreed that if (i) a registration statement covering all of the registrable securities required to be covered thereby and required to be filed by the Company is (A) not filed with the SEC on or before March 22, 2008 (the Company filed a registration statement on March 21, 2008 and has therefore met this deadline)  or (B) not declared effective by the SEC on or before May 21, 2008 (or June 20, 2008 if the SEC elects to review the registration statement)  (ii) on any day after the date such registration statement is declared effective (the “Effective Date”) sales of all of the registrable securities required to be included on such Registration Statement cannot be made; or (iii) after the date six months following the date of the private placement, EMCORE fails to file with the SEC any required reports under Section 13 or 15(d) of the 1934 Act such that it is not in compliance with Rule 144(c)(1) as a result of which holders are unable to sell registrable securities without restriction under Rule 144 then, EMCORE shall pay as liquidated damages to each holder of registrable securities relating an amount in cash equal to one (1) percent (1%) of the aggregate purchase price of such holder’s registrable securities included in such registration statement on  the day that such a failure first occurs and on every thirtieth day thereafter until such failure is cured.   Liquidated damages shall be paid on the earlier of (i) the last day of the calendar month during which such damages are incurred and (ii) the third business day after the event or failure giving rise to the damages is cured.  In the event the Company fails to make such payments in a timely manner, such liquidated damages shall bear simple interest at the rate of four (4) percent (4%) per month until paid in full.  In no event shall the aggregate amount of liquidated damages exceed, in the aggregate, ten (10) percent (10%) of the aggregate purchase price of the common stock sold in the private placement.  The Company also agreed not to issue shares in certain capital raising transactions or file registration statements relating to the same until 45 days after the earlier of the Effective Date and six months after the private placement.

The Company accounted for the various components of the private placement transaction using the provisions of EITF Issue No. 00-19 Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock; and FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements. Warrants issued to the investors were accounted for as an equity transaction with a value of $9.8 million recorded to common stock. The potential future payments to the investors are considered as a contingent liability in accordance with SFAS No. 5 Accounting for Contingencies. As of March 31, 2008, the Company did not record any contingent liability associated with the liquidated damages clause.

The costs associated with this offering were $6.1 million which was recorded as an offset to common stock.

Share Dilution

A following table summarizes the Company’s equity transactions and effect on share dilution for the six months ended March 31, 2008:
Number of Common Stock Shares Outstanding
Common stock shares outstanding – as of October 1, 2007	51,048,481

Conversion of convertible senior subordinated notes to equity (see Note 11 - Debt)	12,186,656
Private placement transaction	8,000,000
Acquisition of Intel’s Optical Platform Division (see Note 4 – Acquisitions)	722,688
Stock option exercises and other compensatory stock issuances	1,617,863

Common stock shares outstanding – as of March 31, 2008	73,575,688

See Note 15 – Subsequent Event for further discussion of shares of common stock issued subsequent to March 31, 2008.

On March 31, 2008, the Board of Directors authorized an additional 100,000,000 shares of common stock available for issuance for a total of 200,000,000 shares authorized.

NOTE 4.  Acquisitions

Intel Corporation’s Optical Platform Division

On February 22, 2008, the Company acquired assets of the telecom portion of Intel Corporation’s Optical Platform Division. The telecom assets acquired include inventory, fixed assets, intellectual property, and technology comprised of tunable lasers, tunable transponders, 300-pin transponders, and integrated tunable laser assemblies.  The purchase price was $75 million in cash and $10 million in the Company’s common stock, priced at a volume-weighted average price of $13.84 per share. Under the terms of the asset purchase agreement, the purchase price of $85 million is subject to adjustment based on an inventory true-up, plus specifically assumed liabilities.  Direct transaction costs totaled $0.5 million.  This acquisition was financed through proceeds received from the $100 million private placement of common stock and warrants (see Note 3).

The purchase price allocation for the business has been prepared on a preliminary basis and is subject to change as new facts and circumstances emerge.  The Company is currently completing the purchase price allocation and valuation of the acquired assets.  The Company will adjust the preliminary purchase price allocation to reflect changes in the final valuation report, which is expected to be completed by September 2008. Amortization expense totaled $0.1 million for both the three and six months ended March 31, 2008.   Of the total goodwill recognized, approximately $47.9 million is expected to be deductible for tax purposes over a 15 year life.

The preliminary purchase price was allocated as follows:

(in thousands) Intel Corporation’s Optical Platform Division

Net purchase price	$85,546
Net assets acquired	(37,627)

Excess purchase price allocated to goodwill	$47,919

Net assets acquired in the acquisition were as follows:

Inventory	$17,940
Fixed assets	11,187
Intangible assets	8,500

Net assets acquired	$37,627

In connection with this acquisition, Intel and the Company entered into a Transition Services Agreement (the “TSA”), which allows Intel to carve-out the business and deliver those assets to the Company. Pursuant to the terms of the TSA, Intel intends to manufacture, assemble, test, and supply products that are sold by the business.  Intel will also provide certain transition services to the Company, including financial services, supply chain support, data extraction, conversion services, facilities and site computing support, and office space services.  The fees associated with the TSA are being expensed as incurred. For the quarter ended March 31, 2008, the Company incurred approximately $1.1 million of expense associated with the TSA.  The TSA is expected to continue through June 2008 or until such time when the Company can arrange its own resources to operate the acquired business.

The following unaudited condensed consolidated pro forma financial data has been prepared to give effect to the Company’s acquisition of certain assets and liabilities of Intel’s Optical Products Division (“OPD”). The pro forma financial information has been developed by the application of pro forma adjustments to the estimated results of operations of OPD, and the historical Condensed Consolidated Statements of Operations of the Company as if OPD had been acquired as of October 1, 2006. The pro forma financial information is based upon available information and assumptions that management believes are reasonable. The pro forma financial information does not purport to represent what our consolidated results of operations would have been had the Company’s acquisition of OPD occurred on the dates indicated, or to project our consolidated financial performance for any future period.

Condensed Consolidated Pro Forma Statement of Operations
(unaudited)

(in thousands, except per share data)	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	EMCORE	PRO FORMA	EMCORE	PRO FORMA

Revenues	$56,279	$63,183	$39,598	$60,998
Net loss	(17,507)	(17,162)	(13,436)	(12,366)

Net loss per basic and diluted shares	$(0.27)	$(0.25)	$(0.26)	$(0.22)

(in thousands, except per share data)	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007
	EMCORE	PRO FORMA	EMCORE	PRO FORMA

Revenues	$103,166	$122,270	$78,194	$111,794
Net loss	(31,913)	(30,958)	(26,701)	(25,021)

Net loss per basic and diluted shares	$(0.55)	$(0.50)	$(0.52)	$(0.45)

On April 20, 2008, the Company completed its acquisition of the enterprise and storage assets of Intel Corporation’s Optical Platform Division as well as the Intel Connects Cables business (See Note 15 – Subsequent Event).  The above pro forma statements do not include results of this acquisition.

Opticomm Corporation

In April 2007, the Company acquired privately-held Opticomm Corporation of San Diego, California, including its fiber optic video, audio and data networking business, technologies, and intellectual property.  Opticomm is one of the leading specialists in the field of fiber optic video, audio and data networking for the commercial, governmental and industrial sectors.  The Company paid $4.2 million initial consideration, less $0.1 million cash received at acquisition, for all of the shares of Opticomm. The Company also agreed to an additional earn-out payment based on Opticomm’s 2007 revenue which amounted to approximately $0.7 million.

The Company completed the valuation of Opticomm's inventory, property and equipment, and identifiable intangible assets and adjusted the preliminary purchase price allocation in March 2008 to reflect the final valuation of acquired assets.  Goodwill was adjusted by approximately $0.1 million to properly reflect purchased goodwill.  The purchase price allocation identified $2.2 million of intangible assets with a five year weighted average amortization period, which included $1.4 million in customer lists, $0.7 million in patents and $0.1 million in order backlog.  Amortization expense totaled $0.4 million and $0.5 million, for the three and six months ended March 31, 2008, respectively, and $0.1 million and $0.2 million for the three and six months ended March 31, 2007, respectively.

The final purchase price was allocated as follows:

(in thousands) Opticomm Corporation Acquisition	Preliminary	Adjustments	Final

Net purchase price	$4,097	$722	$4,819
Net assets acquired	(3,573)	103	(3,470)

Excess purchase price allocated to goodwill	$524	$825	$1,349

Net assets acquired in the acquisition were as follows:

Working capital	$1,058	$223	$1,281
Fixed assets	81	-	81
Intangible assets	2,504	(326)	2,178
Current liabilities	(70)	-	(70)

Net assets acquired	$3,573	$(103)	$3,470

All of these transactions were accounted for as purchases in accordance with SFAS 141, Business Combinations; therefore, the tangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The operating results of the businesses acquired are included in the accompanying consolidated statement of operations from the date of acquisition. All of these acquired businesses are part of the Company’s Fiber Optics operating segment.

NOTE 5.  Receivables, net

The components of accounts receivable consisted of the following:
(in thousands)	As of March 31, 2008	As of September 30, 2007

Accounts receivable	$47,234	$35,558
Accounts receivable – unbilled	6,387	3,395

Accounts receivable, gross	53,621	38,953

Allowance for doubtful accounts	(820)	(802)

Total accounts receivable, net	$52,801	$38,151

Related party receivables consist of amounts owed from Velox Corporation, in which the Company has an insignificant ownership.

NOTE 6.  Inventory, net

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor and manufacturing overhead costs.  The components of inventory consisted of the following:
(in thousands)	As of March 31, 2008	As of September 30, 2007

Raw materials	$22,892	$19,884
Work-in-process	9,605	6,842
Finished goods	26,624	10,891
Inventory, gross	59,121	37,617

Less: provisions for inventory	(15,600)	(8,412)

Total inventory, net	$43,521	$29,205

In February 2008, as part of our asset acquisition of Intel’s Optical Platform Division, the Company acquired inventory of approximately $17.9 million (see Note 4 - Acquisitions).

NOTE 7.  Property, Plant, and Equipment, net

The components of property, plant, and equipment consisted of the following:
(in thousands)	As of March 31, 2008	As of September 30, 2007

Land	$1,502	$1,502
Building and improvements	44,423	43,397
Equipment	93,113	75,631
Furniture and fixtures	5,278	5,643
Leasehold improvements	-	2,141
Construction in progress	6,144	3,744

Property, plant and equipment, gross	150,460	132,058

Less: accumulated depreciation and amortization	(76,295)	(74,801)

Total property, plant and equipment, net	$74,165	$57,257

In February 2008, as part of our asset acquisition of Intel’s Optical Platform Division, the Company acquired fixed assets of approximately $11.2 million (see Note 4 – Acquisitions).

As of March 31, 2008 and September 30, 2007, the Company did not have any significant capital lease agreements.

Depreciation expense was $2.1 million and $3.8 million for the three and six months ended March 31, 2008, respectively, and $1.8 million and $3.7 million for the three and six months ended March 31, 2007, respectively.

NOTE 8.  Goodwill and Intangible Assets, net

The following table sets forth changes in the carrying value of goodwill by reportable segment during the six months ended March 31, 2008:

(in thousands)	Fiber Optics	Photovoltaics	Total

Balance as of October 1, 2007	$20,606	$20,384	$40,990

Acquisition – earn-out payments	712	-	712
Acquisition – Intel’s Optical Platform Division	47,919	-	47,919
Final purchase price allocation adjustment: Opticomm acquisition	118	-	118

Balance as of March 31, 2008	$69,355	$20,384	$89,739

The following table sets forth the carrying value of intangible assets, consisting of patents and acquired intellectual property (“IP”), as of March 31, 2008 and September 30, 2007, by reportable segment:

(in thousands)	As of March 31, 2008			As of September 30, 2007
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics:
Patents	$949	$(449)	$500	$845	$(358)	$487
Ortel acquired IP	3,274	(3,031)	243	3,274	(2,893)	381
JDSU acquired IP	1,040	(611)	429	1,040	(512)	528
Alvesta acquired IP	193	(193)	-	193	(187)	6
Molex acquired IP	558	(502)	56	558	(446)	112
Phasebridge acquired IP	603	(388)	215	603	(347)	256
Force acquired IP	1,075	(541)	534	1,075	(443)	632
K2 acquired IP	583	(299)	284	583	(248)	335
Opticomm acquired IP	2,178	(478)	1,700	2,504	(321)	2,183
Intel acquired IP	8,500	(142)	8,358	-	-	-
Subtotal	18,953	(6,634)	12,319	10,675	(5,755)	4,920

Photovoltaics:
Patents	766	(332)	434	615	(260)	355
Tecstar acquired IP	1,900	(1,900)	-	1,900	(1,900)	-
Subtotal	2,666	(2,232)	434	2,515	(2,160)	355

Total	$21,619	$(8,866)	$12,753	$13,190	$(7,915)	$5,275

Amortization expense was $0.4 million and $1.0 million for the three and six months ended March 31, 2008, respectively, and $0.5 million and $1.1 million for the three and six months ended March 31, 2007, respectively.

Based on the carrying amount of the intangible assets, and assuming no future impairment of the underlying assets, the estimated future amortization expense is as follows:
(in thousands)

Period ending:
Six-month period ended September 30, 2008	$1,617
Year ended September 30, 2009	2,974
Year ended September 30, 2010	2,861
Year ended September 30, 2011	2,400
Year ended September 30, 2012	2,028
Thereafter	873
Total future amortization expense	$12,753

NOTE 9.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of March 31, 2008	As of September 30, 2007
Compensation-related	$7,480	$8,398
Interest	-	1,775
Warranty	1,579	1,310
Professional fees	4,661	6,213
Royalty	1,385	705
Self insurance	837	794
Deferred revenue and customer deposits	3,221	687
Tax-related	4,016	3,460
Restructuring accrual	502	2,112
Inventory obligation	1,499	1,499
Other	1,250	1,823

Total accrued expenses and other current liabilities	$26,430	$28,776

In the second quarter of fiscal 2008, the Company converted all of its convertible senior subordinated notes into shares of common stock (see Note 11 – Debt).  As of March 31, 2008, the Company did not have any debt or related accrued interest.

The Company entered into two Solar Power System contracts for a total loss accrual of $1.8 million as of March 31, 2008.

NOTE 10.  Restructuring Charges

As the Company has historically acquired businesses and consolidated them into its existing operations, the Company has incurred charges associated with the transition and integration of those activities. In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, expenses recognized as restructuring charges include costs associated with the integration of several business acquisitions and the Company’s overall cost-reduction efforts.   Restructuring charges are included in SG&A.  These charges primarily relate to our Fiber Optics operating segment.  These restructuring efforts are expected to be completed in calendar year 2008.  Costs incurred and expected to be incurred consist of the following:

(in thousands)	Amount Incurred in Period	Cumulative Amount Incurred to Date	Amount Expected in Future Periods	Total Amount Expected to be Incurred

One-time termination benefits	$402	$3,581	$-	$3,581

The following table sets forth changes in the accrual for restructuring charges during the six months ended March 31, 2008:

(in thousands)

Balance at October 1, 2007	$2,112
Increase in liability due to relocation of corporate headquarters	275
Costs paid or otherwise settled	(1,885)

Balance at March 31, 2008	$502

NOTE 11.  Debt

In January 2008, the Company entered into agreements with holders of approximately 97.5%, or approximately $83.3 million of its outstanding 5.50% convertible senior subordinated notes due 2011 (the "Notes") pursuant to which the holders converted their Notes into the Company's common stock.  In addition, the Company called for redemption of all of its remaining outstanding Notes. Upon conversion of the Notes, the Company issued shares of its common stock, based on a conversion price of $7.01, in accordance with the terms of the Notes. To incentivize certain holders to convert their Notes, the Company made cash payments to such holders equal to 4% of the principal amount of the Notes converted, plus accrued interest.   By February 20, 2008, all Notes were redeemed and converted into the Company common stock. As a result of these transactions, 12.2 million shares of the Company common stock were issued.  The Company recognized a loss totaling $4.7 million on the conversion of Notes to equity of which $3.5 million was paid in cash.  Interest expense incurred on the Notes totaled $0.4 million and $1.6 million for the three and six months ended March 31, 2008, respectively, and $1.3 million and $2.5 million for the three and six months ended March 31, 2007, respectively.

NOTE 12.  Commitments and Contingencies

The Company’s contractual obligations and commitments over the next five years are summarized in the table below:

As of March 31, 2008 (in millions)	Total	2008	2009 to 2010	2011 to 2012	2013 and later

Operating lease obligations	$7.1	$0.7	$2.2	$1.3	$2.9
Letters of credit	2.7	2.7	-	-	-
Purchase commitments (1)	259.9	34.3	134.9	90.7	-
Total contractual cash obligations and Commitments	$269.7	$37.7	$137.1	$92.0	$2.9

_______________
(1)	The purchase commitments primarily represent the value of purchase agreements issued for raw materials and services that have been scheduled for fulfillment over the next three to five years.

Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties.

The Company leases certain land, facilities, and equipment under non-cancelable operating leases. The leases provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense. Net facility and equipment rent expense under such leases amounted to approximately $0.3 million and $0.6 million for the three and six months ended March 31, 2008, respectively, and approximately $0.4 million and $0.8 million for the three and six months ended March 31, 2007, respectively.

As of March 31, 2008, the Company had twelve standby letters of credit issued totaling approximately $2.7 million.

Credit Market Conditions

Currently, the U.S. capital markets are experiencing turbulent conditions in the credit markets, as evidenced by tightening of lending standards, reduced availability of credit vehicles, and reduction of certain asset values.  This potentially impacts the Company’s ability to obtain additional funding through financing or asset sales.

Auction Rate Securities

Historically, the Company has invested in securities with an auction reset feature (“auction rate securities”).  In February 2008, the auction market failed for the Company’s auction rate securities, which meant the Company was unable to sell its investments.  At March 31, 2008, the Company had invested approximately $5.3 million in auction rate securities, of which the underlyings for $4.0 million are currently AAA rated, the highest rating by a rating agency.  The remaining $1.3 million of investments are securities whose underlying assets are primarily student loans which are substantially backed by the federal government.

As of March 31, 2008, approximately $1.0 million of the Company’s auction rate securities are classified as a current asset since the underlying securities are expected to be redeemed at par value within several months.  The remaining $4.3 million of securities are classified as non-current assets.  The Company also recorded a temporary unrealized loss of approximately $0.2 million to accumulated other comprehensive loss, a component of shareholders’ equity, primarily due to these liquidity factors.  Based on expected operating cash flows, and our other sources of cash, the Company does not anticipate the potential lack of liquidity on these investments will affect its ability to execute on its current business plan.

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

The Stipulation provides that the Company will adhere to certain policies and procedures relating to the issuance of stock options, stock trading by directors, officers and employees, the composition of its Board of Directors, and the functioning of the Board’s Audit and Compensation Committees.  The Stipulation also provides for the payment of $700,000 relating to plaintiffs’ attorneys’ fees, costs and expenses, which the Company’s insurance carrier has committed to pay on behalf of the Company.  A motion to approve the settlement reflected in the Stipulation was filed with the U.S. District Court for the District of New Jersey on December 3, 2007.   The Court granted the motion for preliminary approval of the settlement on January 3, 2008, and, at a hearing held on March 28, 2008, the Court issued an order giving final approval to the settlement.   The settlement has become final and effective upon the expiration of the appeal period on April 30, 2008.  Thus, the settlement is now binding on all parties and represents a final settlement of both the Federal Court Action and the State Court Actions.

SEC Investigation

On February 27, 2008, the Company received a letter from the SEC’s Division of Enforcement stating that the staff had completed its informal investigation of EMCORE Corporation regarding the Company’s historical stock option granting practices.   The letter further advised the Company that the staff of the Division of Enforcement did not intend to recommend any enforcement action against the Company.

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

We have, from time to time, exchanged correspondence with third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes. Additionally, on September 11, 2006, we filed a lawsuit against Optium Corporation (Optium) in the U.S. District Court for the Western District of Pennsylvania for patent infringement. In the suit, the Company and JDS Uniphase Corporation (JDSU) allege that Optium is infringing on U.S. patents 6,282,003 and 6,490,071 with its Prisma II 1550nm transmitters. On March 14, 2007, following denial of a motion to add additional claims to its existing lawsuit, the Company and JDSU filed a second patent suit in the same court against Optium alleging infringement of JDSU's patent 6,519,374 ("the '374 patent").  On March 15, 2007, Optium filed a declaratory judgment action against the Company and JDSU. Optium sought in this litigation a declaration that certain products of Optium do not infringe the '374 patent and that the patent is invalid, but the District Court dismissed the action on January 3, 2008 without addressing the merits. The '374 patent is assigned to JDSU and licensed to the Company.

On December 20, 2007, the Company was served with a complaint in another declaratory relief action which Optium had filed in the Federal District Court for the Western District of Pennsylvania.  This action seeks to have U.S. patents 6,282,003 and 6,490,071 declared invalid or unenforceable because of certain conduct alleged to have occurred in connection with the grant of these patents.  These allegations are substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  On January 30, 2008, the Company and JDSU moved to dismiss the declaratory judgment action, and the parties are presently awaiting a ruling from the Court on that motion to dismiss.

NOTE 13.  Segment Data and Related Information

The Company has four operating segments: (1) EMCORE Fiber Optics and (2) EMCORE Broadband, which are aggregated as a separate reporting segment, Fiber Optics, and (3) EMCORE Photovoltaics and (4) EMCORE Solar Power, which are aggregated as a separate reporting segment, Photovoltaics.  The Company's Fiber Optics revenue is derived primarily from sales of optical components and subsystems for cable television (“CATV”), fiber to the premise (“FTTP”), enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers, and satellite communications data links.  The Company's Photovoltaics revenue is derived primarily from the sales of solar power conversion products, including solar cells, covered interconnect solar cells, and solar panels.   The Company evaluates its reportable segments in accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information. The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker pursuant to SFAS 131, and he allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results and other non-GAAP financial ratios.  The Company’s recent acquisition of assets from Intel will reside in the Company’s Fiber Optics reporting segment.

The following table sets forth the revenue and percentage of total revenue attributable to each of the Company's reporting segments for the three and six months ended March 31, 2008 and 2007.

(in thousands) Segment Revenue	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$37,630	67%	$26,237	66%
Photovoltaics	18,649	33	13,361	34
Total revenue	$56,279	100%	$39,598	100%

(in thousands) Segment Revenue	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$71,590	69%	$51,560	66%
Photovoltaics	31,576	31	26,634	34
Total revenue	$103,166	100%	$78,194	100%

The following table sets forth the Company's consolidated revenues by geographic region for the three and six months ended March 31, 2008 and 2007.  Revenue was assigned to geographic regions based on the customers’ or contract manufacturers’ billing address.

(in thousands) Geographic Revenue	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$40,246	72%	$28,522	72%
Asia and South America	8,123	14	8,267	21
Europe	7,732	14	2,809	7
Other	178	-	-	-
Total revenue	$56,279	100%	$39,598	100%

(in thousands) Geographic Revenue	Six Months Ended March 31, 2008		Six Months Ended March 31, 2007
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$67,069	65%	$54,268	69%
Asia and South America	23,464	23	19,303	25
Europe	12,318	12	4,623	6
Other	315	-	-	-
Total revenue	$103,166	100%	$78,194	100%

The following table sets forth operating losses attributable to each of the Company’s reporting segments and corporate for the three and six months ended March 31, 2008 and 2007.

(in thousands) Statement of Operations Data	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Operating loss by segment and corporate:
Fiber Optics	$(3,974)	$(6,409)	$(7,501)	$(12,614)
Photovoltaics	(9,787)	(2,381)	(13,338)	(6,376)
Corporate income (loss)	816	(4,912)	(1,286)	(8,366)
Operating loss	$(12,945)	$(13,702)	$(22,125)	$(27,356)

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each reporting segment are as follows:
(in thousands) Long-lived Assets	As of March 31, 2008	As of September 30, 2007

Fiber Optics	$124,612	$56,816
Photovoltaics	52,045	46,706

Total	$176,657	$103,522

NOTE 14.  Income Taxes

Effective October 1, 2007, the Company adopted Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB 109.  As a result of the adoption of FIN 48, the Company recorded an increase in accumulated deficit and an increase in the liability for unrecognized state tax benefits of approximately $326,000 (net of the federal benefit for state tax liabilities). All of this amount, if recognized, would reduce future income tax provisions and favorably impact effective tax rates. During the quarter ended March 31, 2008, there were no material increases or decreases in unrecognized tax benefits.  Management expects that over the next twelve months the liability for unrecognized state tax benefits will substantially decrease and does not anticipate any material increases over the next twelve months.

The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48.  At March 31, 2008, the Company had approximately $117,000 of interest and penalties accrued as tax liabilities in the Condensed Consolidated Balance Sheet.

The Company files income tax returns in the U.S. federal, state and local jurisdictions.  No federal, state and local income tax returns are currently under examination. Certain income tax returns for fiscal years 2004 through 2006 remain open to examination by U.S. federal, state and local tax authorities.

NOTE 15.  Subsequent Event

On April 20, 2008, the Company completed its acquisition of the enterprise and storage assets of Intel Corporation’s Optical Platform Division as well as the Intel Connects Cables business.  The assets acquired include inventory, fixed assets, intellectual property, and technology relating to optical transceivers for enterprise and storage customers, as well as optical cable interconnects for high-performance computing clusters.

As consideration for the purchase of assets, the Company issued 3.7 million restricted shares of the Company’s common stock to Intel.  In addition, the Company may be required to make an additional payment to Intel based on the Company’s stock price twelve months after the closing of the transaction.  In the event that the Company is required to make an additional payment, it has the option to make that payment in cash, common stock or both (but not to exceed the equivalent value of 1.3 million shares).

Intel and the Company also entered into a transition services agreement under which Intel will provide selected services to the Company for a limited period after closing.  The parties have also entered into an intellectual property agreement under which Intel will license, subject to certain conditions, certain related intellectual property to the Company in connection with the Company’s use and development of the assets being transferred to it.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934. These forward-looking statements are based largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements may be identified by the use of terms and phrases such as "expects," "anticipates,” "intends," "plans," believes," "estimates," “targets,” “can,” “may,” “could,” “will” and variations of these terms and similar phrases. Management cautions that these forward-looking statements are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results to be materially different from those discussed in these forward-looking statements. The cautionary statements made in this Report should be read as being applicable to all forward-looking statements wherever they appear in this Report. This discussion should be read in conjunction with the consolidated financial statements, including the related notes.

These forward-looking statements include, without limitation, any and all statements or implications regarding:

•	The ability of EMCORE Corporation (the “Company,” “we” or “EMCORE”) to remain competitive and a leader in its industry and the future growth of the company, the industry, and the economy in general;
• Difficulties in integrating recent or future acquisitions into our operations;
•
The expected level and timing of benefits to the Company from on-going cost reduction efforts, including (i) expected cost reductions and their impact on our financial performance, (ii) our continued leadership in technology and manufacturing in its markets, and (iii) our belief that the cost reduction efforts will not impact product development or manufacturing execution;

• Expected improvements in our product and technology development programs;
•
Whether our products will (i) be successfully introduced or marketed, (ii) be qualified and purchased by our customers, or (iii) perform to any particular specifications or performance or reliability standards; and/or

•
Guidance provided by the Company regarding our expected financial performance in current or future periods, including, without limitation, with respect to anticipated revenues, income, or cash flows for any period in fiscal 2008 and subsequent periods.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation, the following:

•	The Company’s cost reduction efforts may not be successful in achieving their expected benefits, or may negatively impact our operations;
•
The failure of our products (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; and/or

•
Other risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission (“SEC”) such as: cancellations, rescheduling, or delays in product shipments; manufacturing capacity constraints; lengthy sales and qualification cycles; difficulties in the production process; changes in semiconductor industry growth; increased competition; delays in developing and commercializing new products; and other factors.

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

Business Overview

EMCORE is a leading provider of compound semiconductor-based components and subsystems for the broadband, fiber optic, satellite and terrestrial solar power markets.  We have two reporting segments: Fiber Optics and Photovoltaics.  The Company's Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  The Company's Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, the Company offers high-efficiency compound semiconductor-based gallium arsenide (“GaAs”) solar cells, covered interconnect cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, the Company offers its high-efficiency GaAs solar cells and integrated PV components for use in solar power concentrator systems.  For specific information about our company, our products or the markets we serve, please visit our website at http://www.emcore.com.  The information on our website is not incorporated into this Quarterly Report on Form 10-Q.  We were established in 1984 as a New Jersey corporation.

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

On April 4, 2008, the Company announced that its Board of Directors had authorized management of the Company to prepare a comprehensive operational and strategic plan for the separation of the Company's Fiber Optics and Photovoltaic businesses into separate corporations.

Quarterly Highlights

•	January 23, 2008 – EMCORE announced that it will supply its solar CPV components and systems to the Spanish market through several agreements.

• EMCORE was awarded a 300–kilowatt (kW) CPV system contract by Spain's Institute of Concentrator Photovoltaics Systems (ISFOC). EMCORE expects to have its CPV systems installed in Castilla–La Mancha, Spain by December 2008.

• EMCORE reached an agreement to construct an 850–kW solar power park in Extremadura, Spain. EMCORE will be utilizing its CPV solar power system and provide a turn–key solution with a scope of work including engineering, procurement, and construction. This project is expected to be completed before July 2008 in order to take advantage of the current high feed–in tariff.

• EMCORE received a purchase order for one million CPV components from a prominent CPV system integrator. This order is expected to be completed by March 2009 with CPV products being deployed in projects within the Spanish market.

•
January 31, 2008 – EMCORE announced that it has signed a memorandum of understanding for the supply of between 200 megawatts (MW) and 700 MW of solar power systems that are scheduled for deployment in utility scale solar power projects under development in the southwestern region of the United States. EMCORE will supply and install turn–key solar power systems utilizing EMCORE's CPV systems developed at its Albuquerque, NM facility. The project developer, SunPeak Solar, is securing land and grid access throughout 2008 and project construction is expected to begin in early 2009. This agreement is not expected to contribute revenues until 2009 and is dependant on the renewal of the federal investment tax credit (ITC) extending into 2009 and beyond.

•
February 15, 2008 – EMCORE entered into a securities purchase agreement for the sale of $100 million of restricted common stock and warrants.  Under this agreement, investors purchased 8 million shares of our common stock, no par value, and warrants to purchase an additional 1.4 million shares of our common stock.  The purchase price was $12.50 per share, priced at the 20 day volume-weighted average price.  The warrants grant the holder the right to purchase one share of our common stock at a price of $15.06 per share.  The warrants are immediately exercisable and remain exercisable for a period of 5 years from the closing date.  In addition, EMCORE entered into a registration rights agreement with the investors to register for resale the shares of common stock issued in this transaction and the shares of common stock to be issued upon exercise of the warrants.  Total agent fees incurred were 5.75% of the gross proceeds, or $5.8 million.  EMCORE used the net proceeds to acquire the telecom assets of Intel's Optical Platform Division and for working capital requirements.

•
February 22, 2008 – EMCORE announced completion of the acquisition of the telecom-related portion of Intel's Optical Platform Division. The telecom assets EMCORE acquired include intellectual property, assets and technology comprised of tunable lasers, tunable transponders, 300-pin transponders, and integrated tunable laser assemblies. The acquisition agreement was signed and announced on December 18, 2007. The purchase price was $75 million in cash and $10 million in the Company’s common stock, priced at a volume-weighted average price of $13.84 per share, or 722,688 shares.   This acquisition enhances EMCORE's presence in the telecommunications market segment and expands its fiber optics product portfolio. The acquired assets will be integrated into EMCORE's Digital Products Division (EDP).

•
February 26, 2008 – EMCORE announced new features to its 1550nm broadband transmitter and optical amplifier product lines. In order to support the requirements for extended bandwidth CATV systems and RF overlay for PON networks, these new products offer 1GHz RF performance, dual hot swappable power supplies and SNMP management capabilities.

•
February 27, 2008 – EMCORE announced the introduction of a new line of un-cooled coaxial DFB lasers. EMCORE's 1933 DFB laser family offers a low cost solution for 1310nm linear fiber optic links. With an innovative design, the 1933 series requires no additional cooling since it can maintain performance even with case temperatures ranging from -40°C to +80°C. The 1933 also features exceptionally high slope efficiency and linearity even with optical output powers up to 12dBm.

•
April 2, 2008 – EMCORE announced that it had been awarded a $4.6 million follow-on production order for solar cell receiver assemblies from Concentration Solar la Mancha of Manzanares (Ciudad Real), Spain. The receivers will be incorporated into CS la Mancha's 500X concentrator photovoltaic (CPV) system and will be deployed throughout Spain and other locations in fully licensed and funded projects. Shipments are scheduled to commence in the September quarter and complete in early 2009. CS la Mancha, part of Renovalia Energy, a renewable energy company in Spain, has been developing the CPV system for nearly two years, and has recently started production and volume deployment.

•
April 10, 2008 – EMCORE announced that it agreed to supply CPV systems to XinAo Group in China. XinAo Group is one of China's largest energy companies and is well known for its clean-energy technologies. The program will start with the delivery of a 50 kilowatt (kW) concentrator photovoltaic (CPV) system to be installed in Langfang, China. This system will be used for test and evaluation purposes. Once the expected reliability and performance metrics have been demonstrated, XinAo plans to install CPV systems to provide electric power for its innovative coal gasification project, which is estimated to have a requirement of 60 megawatts (MW) of power. XinAo believes that EMCORE's CPV technology will provide a cost-effective solution for its energy needs. In addition, XinAo intends to build a manufacturing plant in China, jointly owned by EMCORE, to manufacture CPV systems designed and certified by EMCORE for the Chinese market.

•
April 21, 2008 – EMCORE announced completion of the acquisition of the enterprise and storage assets of Intel’s Optical Platform Division (OPD) and the Intel Connects Cable (ICC) business for high-performance computing under the terms signed and announced previously. The assets include intellectual property, inventory, fixed assets and technology relating to XENPAK, X2, SFP, and SFP+ optical transceivers for enterprise and storage customers, as well as the Intel Connects Cables (ICC) active cable interconnects for high-performance computing clusters. This acquisition will further enhance EMCORE’s presence in the local area and storage area network market segments. These assets, along with the Telecom assets acquired in February 2008 from Intel OPD, make EMCORE one of the major companies in the world with the most comprehensive product portfolio, vertically-integrated capability and infrastructure, and strong commitment to Telecom, Datacom, and Broadband fiber optics businesses. The acquired assets will be integrated into the EMCORE Digital Products (EDP) division.

With several strategic acquisitions and divestures in the past year, the Company has developed a strong business focus and comprehensive product portfolios in two main sectors: Fiber Optics and Photovoltaics.

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

•
Video Transport - Our video transport product line offers solutions for broadcasting, transportation, IP television (IPTV), mobile video and security & surveillance applications over private and public networks. the Company’s video, audio, data and RF transmission systems serve both analog and digital requirements, providing cost-effective, flexible solutions geared for network reconstruction and expansion.

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

Photovoltaics

We believe our high-efficiency compound semiconductor-based multi-junction solar cell products provide our customers with compelling cost and performance advantages over traditional silicon-based solutions.  These include higher solar cell efficiency allowing for greater conversion of light into electricity, an increased ability to benefit from use in solar concentrator systems, ability to withstand high heat environments and reduced overall footprint.  Our Photovoltaics segment primarily targets the following markets:

•
Satellite Solar Power Generation.  We are a leader in providing solar power generation solutions to the global communications satellite industry and U.S. Government space programs.  A satellite’s operational success and corresponding revenue depend on its available power and its capacity to transmit data. We manufacture advanced compound semiconductor-based solar cell and solar panel products, which are more resistant to radiation levels in space and generate substantially more power from sunlight than silicon-based solutions.  Space power systems using our multi-junction solar cells weigh less per unit of power than traditional silicon-based solar cells. These performance characteristics increase satellite useful life, increase satellites’ transmission capacity and reduce launch costs.  Our products provide our customers with higher sunlight to electrical power conversion efficiency for reduced size and launch costs; higher radiation tolerance; and longer lifetime in harsh space environments.  We design and manufacture multi-junction compound semiconductor-based solar cells for both commercial and military satellite applications. We currently manufacture and sell one of the most efficient and reliable, radiation resistant advanced triple-junction solar cells in the world, with an average "beginning of life" efficiency of 28.5%.  In May 2007, the Company announced that it has attained solar conversion efficiency of 31% for an entirely new class of advanced multi-junction solar cells optimized for space applications.  The Company is also the only manufacturer to supply true monolithic bypass diodes for shadow protection, utilizing several the Company patented methods. The Company also provides covered interconnect cells (CICs) and solar panel lay-down services, giving us the capability to manufacture complete solar panels. We can provide satellite manufacturers with proven integrated satellite power solutions that considerably improve satellite economics. Satellite manufacturers and solar array integrators rely on the Company to meet their satellite power needs with our proven flight heritage.

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

The Company has adapted its high-efficiency compound semiconductor-based multi-junction solar cell products for terrestrial applications, which are intended for use with solar concentrator systems in utility-scale installations.  In August 2007, the Company announced that it has obtained 39% peak conversion efficiency on its terrestrial concentrating solar cell products currently in volume production.  This compares favorably to typical efficiency of 15-21% on silicon-based solar cells and 35% for competing multi-junction concentrating solar cells. We believe that solar concentrator systems assembled using our compound semiconductor-based solar cells will be competitive with silicon-based solar power generation systems because they are more efficient and, when combined with the advantages of concentration, we believe will result in a lower cost of power generated.  Our multi-junction solar cell technology is not subject to silicon shortages, which have led to increasing prices in the raw materials required for silicon-based solar cells. While the terrestrial power generation market is still developing, we have received production orders from multiple CPV systems integrators and provided samples to several others, including major system manufacturers in the United States, Europe and Asia.

We are committed to the ongoing evaluation of strategic opportunities that can expand our addressable markets and strengthen our competitive position. Where appropriate, we will acquire additional products, technologies, or businesses that are complementary to, or broaden the markets in which we operate. We plan to pursue strategic acquisitions, investments, and partnerships to increase revenue and allow for higher overhead absorption that will improve our gross margins.  Recent acquisition activity includes:

•	On February 22, 2008, the Company acquired certain assets of the telecom portion of Intel Corporation’s Optical Platform Division.

•	On April 20, 2008, the Company acquired certain assets of the enterprise portion of Intel Corporation’s Optical Platform Division.

The Company is committed to achieving profitability by increasing revenue through the introduction of new products, reducing our cost structure and lowering the breakeven points of our product lines.  We have significantly streamlined our manufacturing operations by focusing on core competencies to identify cost efficiencies. Where appropriate, we transferred the manufacturing of certain product lines to contract manufacturers.

In May 2007, the Company announced the opening of a new manufacturing facility in Langfang, China. Our new company, Langfang EMCORE Optoelectronics Co. Ltd., is located approximately 20 miles southeast of Beijing and currently occupies a space of 22,000 square feet with a Class-10,000 clean room for optoelectronic device packaging.  Another 60,000 square feet is available for future expansion.  We will transfer our most cost sensitive optoelectronic devices to this facility.  This facility, along with a strategic alignment with our existing contract-manufacturing partners, should enable us to improve our cost structure and gross margins. We also expect to develop and provide improved service to our global customers using a local presence in Asia.

The Company’s restructuring programs are designed to further reduce the number of manufacturing facilities, in addition to the divesture or exit from selected businesses and product lines that were not strategic and/or were not capable of achieving desired revenue or profitability goals.  Our results of operations and financial condition have and will continue to be significantly affected by severance and restructuring charges, impairment of long-lived assets and idle facility expenses incurred during facility closing activities.  Please refer to Risk Factors under Item 1A and Financial Statements and Supplemental Data under Item 8 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, for further discussion of these items.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Management develops estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the best information available. the Company’s reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. the Company's most significant estimates relate to accounts receivable, inventory, goodwill, intangibles, other long-lived assets, warranty accruals, revenue recognition, and valuation of stock-based compensation.

Valuation of Accounts Receivable. The Company regularly evaluates the collectibility of its accounts receivable and accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligations to us. The allowance is based on the age of receivables and a specific identification of receivables considered at risk. The Company classifies charges associated with the allowance for doubtful accounts as SG&A expense. If the financial condition of our customers were to deteriorate, additional allowances may be required.

Valuation of Inventory. Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method. The Company reserves against inventory once it has been determined that: (i) conditions exist that may not allow the inventory to be sold for its intended purpose, (ii) the inventory’s value is determined to be less than cost, or (iii) the inventory is determined to be obsolete. The charge related to inventory reserves is recorded as a cost of revenue. The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where the Company sells previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. The Company does not track the selling price of individual raw material components that have been previously written down or written off, since such raw material components usually are only a portion of the resultant finished products and related sales price. The Company evaluates inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. Reserves are adjusted to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management. We have incurred, and may in the future incur, charges to write-down our inventory. While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet, if market conditions are less favorable than our forecasts, our future sales mix differs from our forecasted sales mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs.

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

The Company evaluates its goodwill and intangible assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Management has elected December 31 as its annual assessment date.  Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The determination as to whether a write-down of goodwill or intangible assets is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill or intangible assets are attributed. As of December 31, 2008 and 2007, we tested for impairment on our goodwill and intangible assets and based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value, and therefore, no impairment was recognized for any period presented in the condensed consolidated financial statements.

Valuation of Long-lived Assets. The Company reviews long-lived assets on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. A long-lived asset is considered impaired when its anticipated undiscounted cash flow is less than its carrying value. In making this determination, the Company uses certain assumptions, including, but not limited to: (a) estimates of the fair market value of these assets; and (b) estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that assets will be used in our operations, and estimated salvage values.

Product Warranty Reserves. The Company provides its customers with limited rights of return for non-conforming shipments and warranty claims for certain products. In accordance with SFAS 5, Accounting for Contingencies, the Company makes estimates of product warranty expense using historical experience rates as a percentage of revenue and accrues estimated warranty expense as a cost of revenue. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods.

Revenue Recognition. Revenue is recognized upon shipment provided persuasive evidence of a contract exists, (such as when a purchase order or contract is received from a customer), the price is fixed, the product meets its specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. In those few instances where a given sale involves post shipment obligations, formal customer acceptance documents, or subjective rights of return, revenue is not recognized until all post-shipment conditions have been satisfied and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board (FOB) or free carrier alongside (FCA) shipping point, which means that the Company fulfills its delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the buyer bears all costs and risks of loss or damage to the goods from that point. In certain cases, the Company ships its products cost insurance and freight (CIF). Under this arrangement, revenue is recognized under FCA shipping point terms, but the Company pays (and bills the customer) for the cost of shipping and insurance to the customer's designated location. The Company accounts for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for its use and title and ownership have transferred to the customer. Revenue from time and material contracts is recognized at the contractual rates as labor hours and direct expenses are incurred.  The Company also generates service revenue from hardware repairs and calibrations that is recognized as revenue upon completion of the service.  Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

Distributors - The Company uses a number of distributors around the world. In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, the Company recognizes revenue upon shipment of product to these distributors. Title and risk of loss pass to the distributors upon shipment, and our distributors are contractually obligated to pay the Company on standard commercial terms, just like our other direct customers.  The Company does not sell to its distributors on consignment and, except in the event of product discontinuance, does not give distributors a right of return.

Solar Panel and Solar Power Systems Contracts - The Company records revenues from certain solar panel  and solar power systems contracts using the percentage-of-completion method in accordance with AICPA Statement of Position 81-1 ("SOP 81-1"), Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract. If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated. The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. The Company uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. Estimates are revised as additional information becomes available.   Due to the fact that the Company accounts for these contracts under the percentage-of-completion method, unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.

Government R&D Contracts - R&D contract revenue represents reimbursement by various U.S. Government entities, or their contractors, to aid in the development of new technology. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the U.S. Government to practice the inventions for governmental purposes. The R&D contract funding may be based on a cost-plus, cost reimbursement, or a firm fixed price arrangement. The amount of funding under each R&D contract is determined based on cost estimates that include both direct and indirect costs. Cost-plus funding is determined based on actual costs plus a set margin. As we incur costs under cost reimbursement type contracts, we record revenue. Contract costs include material, labor, special tooling and test equipment, subcontracting costs, as well as an allocation of indirect costs. An R&D contract is considered complete when all significant costs have been incurred, milestones have been reached, and any reporting obligations to the customer have been met.  Government contract revenue is primarily recognized as service revenue.

The Company also has certain cost-sharing R&D arrangements.  Under such arrangements in which the actual costs of performance are divided between the U.S. Government and the Company on a best efforts basis, no revenue is recorded and the Company’s R&D expense is reduced for the amount of the cost-sharing receipts.

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

Stock-Based Compensation. The Company uses the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair-value of stock-based awards under SFAS 123(R), Share-Based Payment (revised 2004). The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and accordingly prior periods were not restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on October 1, 2005, the first day of the Company’s fiscal year 2006.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on the Company’s historical stock prices (see Note 3 - Equity).

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

Results of Operations

The following table sets forth the condensed consolidated statements of operations data of the Company expressed as a percentage of total revenues for the three and six months ended March 31, 2008.

Condensed Statement of Operations Data	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Product revenue	85.8%	85.1%	89.9%	88.7%
Service revenue	14.2	14.9	10.1	11.3
Total revenue	100.0	100.0	100.0	100.0

Cost of product revenue	74.9	71.1	75.1	75.6
Cost of service revenue	13.3	11.3	8.7	8.5
Total cost of revenue	88.2	82.4	83.8	84.1
Gross profit	11.8	17.6	16.2	15.9

Operating expenses:
Selling, general, and administrative	18.2	33.2	21.4	32.8
Research and development	16.6	19.0	16.2	18.1
Total operating expenses	34.8	52.2	37.6	50.9

Operating loss	(23.0)	(34.6)	(21.4)	(35.0)

Other expense (income):
Interest income	(0.4)	(3.0)	(0.6)	(3.6)
Interest expense	0.7	3.2	1.5	3.2
Loss from conversion of subordinated notes	8.3	-	4.5	-
Stock–based compensation expense from tolled options (income from expired tolled options)	(0.1)	-	4.2	-
Gain from insurance proceeds	-	(0.9)	-	(0.5)
Loss on disposal of equipment	-	-	0.1	-
Foreign exchange gain	(0.3)	-	(0.2)	-
Total other expense (income)	8.2	(0.7)	9.5	(0.9)

Net loss	(31.1)%	(33.9)%	(30.9)%	(34.1	) %

Comparison of three and six months ended March 31, 2008 and 2007

Consolidated Revenue

Consolidated revenue for the quarter ended March 31, 2008 totaled approximately $56.3 million. This represents a revenue increase of over 42% when compared to $39.6 million of revenue reported in the same period last year.  This also represents a revenue increase of 20% when compared to the prior quarter. Consolidated revenue for the six months ended March 31, 2008 totaled approximately $103.2 million.  Both of the Company’s operating segments posted increases in quarterly revenue when compared year-over-year and quarter-over-quarter.  For the three months ended March 31, 2008, international sales increased $5.0 million or 45%, when compared to the same period last year. For the three months ended March 31, 2008, revenue from government contracts, which are primarily service contracts, decreased $3.9 million or 66% to $2.0 million from $5.9 million, as reported in the same period last year.  For the six months ended March 31, 2008, international sales increased $12.2 million or 51% when compared to the same period last year.  For the six months ended March 31, 2008, revenue from government contracts, decreased $3.6 million or 40% to $5.3 million from $8.9 million, as reported in the same period last year.  A comparison of revenue achieved at each of the Company’s reportable segments follows:

Fiber Optics.

Over the past several years, communications networks have experienced dramatic growth in data transmission traffic due to worldwide Internet access, e-mail, and e-commerce. As Internet content expands to include full motion video on-demand, HDTV, multi-channel high quality audio, online video conferencing, image transfer, online multi-player gaming, and other broadband applications, the delivery of such data will place a greater demand on available bandwidth and require the support of higher capacity networks. The bulk of this traffic, which continues to grow at a very high rate, is already routed through the optical networking infrastructure used by local and long distance carriers, as well as internet service providers. Optical fiber offers substantially greater bandwidth capacity, is less error prone, and is easier to administer than older copper wire technologies. As greater bandwidth capability is delivered closer to the end user, increased demand for higher content, real-time, interactive visual and audio content is expected. We believe that the Company is well positioned to benefit from the continued deployment of these higher capacity fiber optic networks.   Customers for the Fiber Optics segment include: Avago Technologies, Inc., Alcatel, Aurora Networks, BUPT-GUOAN Broadband, C-Cor Electronics, Cisco Systems, Inc., Finisar, Hewlett-Packard Corporation, Intel Corporation, Jabil, JDSU, Motorola, Network Appliance, Sycamore Networks, Inc., and Tellabs.

For the three months ended March 31, 2008, revenue from the Company’s Fiber Optics segment increased $11.4 million or 44% to $37.6 million from $26.2 million, as reported in the same period last year.  For the six months ended March 31, 2008, Fiber Optics revenue increased $20.0 million or 39% to $71.6 million from $51.6 million, as reported in the same period last year. The increase in revenue was due to our acquisition of the telecom related assets of Intel’s Optical Platform Division and a significant increase in quarterly revenue from the Company;s datacom product lines.

The communications industry in which we participate continues to be dynamic. The driving factor is the competitive environment that exists between cable operators, telephone companies, and satellite and wireless service providers. Each are rapidly investing capital to deploy a converging multi-service network capable of delivering “triple play services”, i.e. digitalized video, voice and data content, bundled as a service provided by a single communication provider. As a market leader in RF transmission over fiber products for the CATV industry, the Company enables cable companies to offer multiple forms of communications to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other new services (such as HDTV and VOIP). Television is also undergoing a major transformation, as the U.S. Government requires television stations to broadcast exclusively in digital format, abandoning the analog format used for decades. Although the transition date for digital transmissions is not expected for several years, the build-out of these television networks has already begun. To support the telephone companies plan to offer competing video, voice and data services through the deployment of new fiber-based systems, the Company has developed and maintains customer qualified FTTP components and subsystem products. Our CATV and FTTP products include broadcast analog and digital fiber optic transmitters, quadrature amplitude modulation (QAM) transmitters, video receivers, and passive optical network (PON) transceivers.

There was no government contract revenue during the three and six months ended March 31, 2008 and 2007.  Fiber optics revenue represented 67% and 66% of the Company's total revenue for the three months ended March 31, 2008 and 2007, respectively and 69% and 66% of the Company’s total revenue for the six months ended March 31, 2008 and 2007 respectively.

Photovoltaics.

The Company provides advanced compound semiconductor solar cell products and solar panels, which are more resistant to radiation levels in space and convert substantially more power from sunlight than silicon-based solutions.  The Company’s Photovoltaics segment designs and manufactures multi-junction compound semiconductor solar cells for both commercial and military satellite applications as well as for use in terrestrial concentrating photovoltaic solar power systems. Customers for the Photovoltaics segment include Boeing, General Dynamics, the Indian Space Research Organization (“ISRO”), Lockheed Martin, Space Systems/Loral, Green and Gold Energy, CS La Mancha and ES Systems.

Photovoltaics revenue for the three months ended March 31, 2008 increased $5.2 million or 39% to $18.6 million from $13.4 million as reported in the same period last year.  For the six months ended March 31, 2008, Photovoltaics revenue increased $5.0 million or 19% to $31.6 million from $26.6 million, as reported in the same period last year. The significant increase in revenue was due to new product and business introduction of concentrator photovoltaics (CPV) for solar power applications.  Total revenue from CPV components and systems was $4.4 million for the three months ended March 31, 2008.  During the quarter, the Company also experienced increased demand for its satellite solar cells and CICs products.  Government contract revenues for photovoltaics products were $2.0 million and $5.6 million for the three months ended March 31, 2008 and 2007 respectively.  Government contract revenues for photovoltaics products were $5.3 million and $8.5 million for the six months ended March 31, 2008 and 2007 respectively.  Photovoltaics revenue represented 33% and 34% of the Company's total revenues for the three months ended March 31, 2008 and 2007, respectively.  Photovoltaics revenues represented 31% and 34% of the Company’s total revenues for the six months ended March 31, 2008 and 2007, respectively.

We see additional areas for growth resulting from the successful deployment of terrestrial solar power systems that relay on our multi-junction solar cells and CPV components.  Concentrating PV systems have the potential to provide cost effective solar power in regions of high solar resource and several countries such as Italy, Spain and Greece have provided favorable feed in tariffs for utility-scale solar power installations.  The Company has developed high efficiency multi-junction solar cells and integrated PV components that function as the engine in concentrating photovoltaic systems and we are well positioned to provide the enabling components in these large-scale deployments.  In the satellite industry, we see increased opportunity in the commercial area as the number of geosynchronous communication satellite launches have recovered from the decline observed earlier in the decade, with Space Systems Loral winning a substantial share of the awards over the last several years. Government and military procurement remains steady, and we have succeeded in gaining market share in that area. We have recently been awarded solar panel government contracts for military and science missions, and this represents an expansion of our customer base.

Gross Profit

Consolidated gross profit for the quarter ended March 31, 2008 decreased to $6.6 million from $7.0 million as reported in the same period last year.  Consolidated gross profit for the six months ended March 31, 2008 totaled $16.8 million, which represents an increase of $4.3 million or 34% from gross profit of $12.5 million as reported in the same period last year.  Consolidated gross margin for the quarter ended March 31, 2008 was approximately 12%, which represents a decrease from 18% gross margin as reported in the same period last year.   Consolidated gross margin for the six months ended March 31, 2008 was approximately 16%, which was slightly higher than gross margin reported in the same period last year.  In fiscal 2008, gross margin in our fiber  optics segment increased due to increased revenue, facility consolidation, and other restructuring efforts completed by the Company in the prior year.  During the quarter ended March 31, 2008, the Company took one-time charges of approximately $6.3 million in its Photovoltaics segment for inventory write-downs and start-up costs in our solar cell receiver line and CPV system business.
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

Operating Expenses

Selling, General, and Administrative. For the three months ended March 31, 2008, SG&A expenses decreased $2.8 million or 21% to $10.3 million from $13.1 million, as reported in the same period last year.  For the six months ended March 31, 2008, SG&A expenses decreased $3.6 million or 14% to $22.1 million from $25.7 million, as reported in the same period last year.  Consistent with prior years, SG&A expense includes corporate overhead expenses.  As a percentage of revenue for the three months ended March 31, 2008 and 2007, SG&A decreased to 18% from 33%, respectively.  As a percentage of revenue for the six months ended March 31, 2008 and 2007, SG&A decreased to 21% from 33%, respectively.  A significant portion of the quarter-over-quarter and year-over-year increase in operating expenses was due to acquisition-related and new product and business introduction costs.  During the quarter ended March 31, 2008, the Company incurred over $1.7 million in operating expenses associated with the acquisition of Intel’s telecom division and transitional services being provided by Intel.  Operating expenses also increased approximately $1.3 million in the quarter due to costs incurred developing new business opportunities for the Company’s new terrestrial solar power product lines.

Research and Development.   Our R&D efforts have been sharply focused to maintain our technological leadership position by working to improve the quality and attributes of our product lines. We also invest significant resources to develop new products and production technology to expand into new market opportunities by leveraging our existing technology base and infrastructure. Our efforts are focused on designing new proprietary processes and products, on improving the performance of our existing materials, components, and subsystems, and on reducing costs in the product manufacturing process. In addition to using our internal capacity to develop and manufacture products for our target markets, the Company continues to expand its portfolio of products and technologies through acquisitions.

For the three months ended March 31, 2008, R&D expenses increased $1.8 million or 24% to $9.3 million from $7.5 million, as reported in the same period last year. As a percentage of revenue, R&D decreased to 17% from 19% for the three months ended March 31, 2008 and 2007, respectively.  As a percentage of revenue R&D decreased to 16% from 18% for the six months ended March 31, 2008 and 2007, respectively.  We believe that recently completed R&D projects in our terrestrial solar power division have the potential to greatly improve our competitive position and drive revenue growth in the next few years.

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

Other Income & Expenses

Interest Income.  The Company realized a significant decrease of $0.4 million and $1.7 million for the three and six months ended March 31, 2008, respectively, in interest income due to its decreased cash, cash equivalents and marketable securities position.

Interest Expense.  The Company realized a significant decrease of $1.2 million and $1.3 million for the three and six months ended March 31, 2008, respectively, in interest expense due to the conversion of its convertible senior subordinated notes to equity (see Note 11 – Debt).

Loss from Conversion of Subordinated Notes.  In January 2008, the Company entered into agreements with holders of approximately 97.5%, or approximately $83.3 million of its outstanding 5.50% convertible senior subordinated notes due 2011 (the "Notes") pursuant to which the holders converted their Notes into the Company's common stock.  In addition, the Company called for redemption all of its remaining outstanding Notes. Upon conversion of the Notes, the Company issued shares of its common stock, based on a conversion price of $7.01, in accordance with the terms of the Notes. To incentivize certain holders to convert their Notes, the Company made cash payments to such holders equal to 4% of the principal amount of the Notes converted, plus accrued interest.  By February 20, 2008, all Notes were redeemed and converted into the Company common stock. As a result of this transaction, 12.2 million shares of the Company common stock were issued.   The Company recognized a loss totaling $4.7 million on the conversion of Notes to equity.  The Notes conversion resulted in a reduction of future interest payments of approximately $4.7 million, on an annual basis, through May 2011.

Stock-based compensation expense from tolled options.  Under the terms of stock option agreements issued under the 2000 Plan, terminated employees who have vested and exercisable stock options have 90 days after the date of termination to exercise stock options. In November 2006, the Company announced suspension of reliance on previously issued financial statements, which in turn caused the Company’s Form S-8 registration statements for shares of common stock issuable under the Option Plans not to be available. Therefore, terminated employees were precluded from exercising their stock options during the remaining contractual term (the “Blackout Period”).  To address this issue, the Company’s Board of Directors agreed in April 2007 to approve a stock option grant “modification” for these individuals by extending the normal 90-day exercise period after termination date to a date after which the Company became compliant with its SEC filings and the registration of the stock option shares was once again effective.  The Company communicated the terms of the tolling agreement with its terminated employees in November 2007.  The Company’s Board of Directors approved an extension of the stock option expiration date equal to the number of calendar days during the Blackout Period before such stock option would have otherwise expired (the “Tolling Period”).   Former employees were able to exercise their vested stock options beginning on the first day after the lifting of the Blackout Period for a period equal to the Tolling Period.  The Company accounted for the modification of stock options issued to terminated employees as additional compensation expense in accordance with SFAS 123(R) in the first quarter of fiscal 2008 and adjusted the stock options to market value in the first and second quarters of 2008.  All tolled options were either exercised or expired by January 29, 2008.  No tolled stock options were outstanding as of March 31, 2008.  The liability related to any unexercised options at the end of the tolling period was reversed to the statement of operations.  The amount was approximately $58,000.

Foreign exchange gain.  The Company recognized a gain on foreign currency exchange primarily due to operations in Spain, the Netherlands and China.

Liquidity and Capital Resources

Conclusion

We believe that our current liquidity should be sufficient to meet our cash needs for working capital through the next twelve months. If cash generated from operations and cash on hand are not sufficient to satisfy the Company's liquidity requirements, the Company will seek to obtain additional equity or debt financing.  Additional funding may not be available when needed, or on terms acceptable to the Company. If the Company is required to raise additional financing and if adequate funds are not available or not available on acceptable terms, our ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flow.

Credit Market Conditions

Currently, the U.S. capital markets are experiencing turbulent conditions in the credit markets, as evidenced by tightening of lending standards, reduced availability of credit vehicles, and reduction of certain asset values.  This potentially impacts the Company’s ability to obtain additional funding through financing or asset sales.

Auction Rate Securities

Historically, the Company has invested in securities with an auction reset feature (“auction rate securities”).  In February 2008, the auction market failed for the Company’s auction rate securities, which meant the Company was unable to sell its investments.  At March 31, 2008, the Company had invested approximately $5.3 million in auction rate securities, of which the underlyings for $4.0 million are currently AAA rated, the highest rating by a rating agency.  The remaining $1.3 million of investments are securities whose underlying assets are primarily student loans which are substantially backed by the federal government.

As of March 31, 2008, approximately $1.0 million of the Company’s auction rate securities are classified as a current asset since the underlying securities are expected to be redeemed at par value within several months.  The remaining $4.3 million of securities are classified as non-current assets.  The Company also recorded a temporary unrealized loss of approximately $0.2 million to accumulated other comprehensive loss, a component of shareholders’ equity, primarily due to these liquidity factors.  Based on expected operating cash flows, and our other sources of cash, the Company does not anticipate the potential lack of liquidity on these investments will affect its ability to execute on its current business plan.

There are no assurances that successful auctions of these types of securities will resume, and as a result, the Company’s ability to liquidate its securities and fully recover the carrying value of its investment in the near term may be limited or not exist.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record further temporary or permanent impairment charges on these securities.

Working Capital

As of March 31, 2008, the Company had working capital of approximately $72.6 million compared to $63.2 million as of September 30, 2007.  Cash, cash equivalents, and marketable securities at March 31, 2008 totaled $23.7 million, which reflects a net decrease of $17.5 million from September 30, 2007.  Including long-term investments and restricted cash, cash and cash equivalents totaled $30.5 million as of March 31, 2008. The decrease is primarily due to payment of professional fees incurred with our review of historical stock option granting practices, legal costs associated with our patent infringement lawsuits against Optium Corporation, interest and redemption payments on our convertible senior subordinated notes, capital expenditures, and various other increases in net working capital requirements.

Cash Flow

Net Cash Used for Operations

For the six months ended March 31, 2008, net cash used by operations decreased $3.1 million to $29.0 million from net cash used for operations of $32.1 million, as reported in the same period last year.  For the six months ended March 31, 2008, significant changes in working capital include an increase in receivables of $14.7 million, a decrease in inventory of $3.6 million, an increase in accounts payable of $5.3 million and a decrease in accrued expenses of $4.0 million. For the six months ended March 31, 2007, significant changes in working capital include an increase in receivables of $9.3 million, an increase in inventory of $4.0 million, a decrease in accounts payable of $1.1 million and a decrease in accrued expenses of $0.6 million.

Net Cash Used for Investing Activities

For the six months ended March 31, 2008, net cash used for investing activities increased by $99.3 million to $61.4 million from net cash provided by investing activities of $37.9 million, as reported in the same period last year. Changes in investing cash flows for the six months ended March 31, 2008 and 2007 consisted primarily of:

•	Cash purchase of the telecom assets from Intel of $75.0 million in fiscal 2008, plus direct transactions costs of $0.5 million.

•	An increase in capital expenditures to $9.6 million from $2.7 million, as reported in the prior year.

•	An investment of $13.7 million, inclusive of $0.2 million in transaction costs, in WorldWater during fiscal 2007.

•	Net sales of $23.8 million in marketable securities compared to $53.0 million for the same period in the prior year.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $101.0 million for the six months ended March 31, 2008 compared to $0.4 million for the six months ended March 31, 2007.  The increase in cash was due to proceeds from a private placement of common stock and warrants in fiscal 2008 of $93.8 million, plus the proceeds from the exercise of stock options of $6.8 million.

Private Placement of Common Stock and Warrants

On February 20, 2008, the Company consummated the sale of $100 million of restricted common stock and warrants.  In this transaction, investors purchased 8 million shares of our common stock, no par value, and warrants to purchase an additional 1.4 million shares of our common stock.  The purchase price was $12.50 per share, priced at the 20 day volume-weighted average price.  The warrants grant the holder the right to purchase one share of our common stock at a price of $15.06 per share, representing a 20.48% premium over the purchase price.  The warrants are immediately exercisable and remain exercisable until February 20, 2013.  In addition, the Compnay entered into a registration rights agreement with the investors to register for resale the shares of common stock issued in this transaction and the shares of common stock to be issued upon exercise of the warrants.  Beginning two years after their issuance, the warrants may be called by the Company for a price of $0.01 per underlying share if the closing price of its common stock has exceeded 150% of the exercise price for at least 20 trading days within a period of any 30 consecutive trading days and other conditions are met.   In addition, in the event of certain fundamental transactions, principally the purchase of the Company’s outstanding common stock for cash, the holders of the warrants may demand that EMCORE purchase the unexercised portions of their warrants for a price equal to the Black-Scholes Value of such unexercised portions as of the time of the fundamental transaction.  Total agent fees incurred were 5.75% of the gross proceeds, or $5.8 million.  The Company used a substantial portion of the net proceeds to acquire the telecom assets of Intel's Optical Platform Division and is using the remainder for working capital requirements.

In the registration rights agreement, the Company agreed that if (i) a registration statement covering all of the registrable securities required to be covered thereby and required to be filed by the Company is (A) not filed with the SEC on or before March 22, 2008 (EMCORE filed a registration statement on March 21, 2008 and has therefore met this deadline)  or (B) not declared effective by the SEC on or before May 21, 2008 (or June 20, 2008 if the SEC elects to review the registration statement)  (ii) on any day after the date such registration statement is declared effective (the “Effective Date”) sales of all of the registrable securities required to be included on such Registration Statement cannot be made; or (iii) after the date six months following the date of the private placement, EMCORE fails to file with the SEC any required reports under Section 13 or 15(d) of the 1934 Act such that it is not in compliance with Rule 144(c)(1) as a result of which holders are unable to sell registrable securities without restriction under Rule 144 then, EMCORE shall pay as liquidated damages to each holder of registrable securities relating an amount in cash equal to one (1) percent (1%) of the aggregate purchase price of such holder’s registrable securities included in such registration statement on  the day that such a failure first occurs and on every thirtieth day thereafter until such failure is cured.   Liquidated damages shall be paid on the earlier of (i) the last day of the calendar month during which such damages are incurred and (ii) the third business day after the event or failure giving rise to the damages is cured.  In the event EMCORE fails to make such payments in a timely manner, such liquidated damages shall bear simple interest at the rate of four (4) percent (4%) per month until paid in full.  In no event shall the aggregate amount of liquidated damages exceed, in the aggregate, ten (10) percent (10%) of the aggregate purchase price of the common stock sold in the private placement.  EMCORE also agreed not to issue shares in certain capital raising transactions or file registration statements relating to the same until 45 days after the earlier of the Effective Date and six months after the private placement.

The Company accounted for the various components of the private placement transaction using the provisions of EITF Issue No. 00-19 Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock; and FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements. Warrants issued to the investors were accounted for as equity transaction with a value of $9.8 million recorded to common stock. The potential future payments to the investors are considered as a contingent liability in accordance with SFAS No. 5 Accounting for Contingencies. As of March 31, 2008, the Company did not record any contingent liability associated with the liquidated damages clause.

The costs associated with this offering were $6.1 million which was recorded as an offset to common stock.

Share Dilution

A following table summarizes the Company’s equity transactions and effect on share dilution for the six months ended March 31, 2008:
Number of Common Stock Shares Outstanding
Common stock shares outstanding – as of October 1, 2007	51,048,481

Conversion of convertible senior subordinated notes to equity (see Note 11 - Debt)	12,186,656
Private placement transaction (see Note 3 - Equity)	8,000,000
Acquisition of Intel’s Optical Platform Division (see Note 4 – Acquisitions)	722,688
Stock option exercises and other compensatory stock issuances	1,617,863

Common stock shares outstanding – as of March 31, 2008	73,575,688

See Note 15 – Subsequent Event for further discussion of shares of common stock issued subsequent to March 31, 2008.

Contractual Obligations and Commitments

EMCORE’s contractual obligations and commitments over the next five years are summarized in the table below:

As of March 31, 2008 (in millions)	Total	2008	2009 to 2010	2011 to 2012	2013 and later

Operating lease obligations	$7.1	$0.7	$2.2	$1.3	$2.9
Letters of credit	2.7	2.7	-	-	-
Purchase commitments (1)	259.9	34.3	134.9	90.7	-
Total contractual cash obligations and Commitments	$269.7	$37.7	$137.1	$92.0	$2.9

_______________
(1)	The purchase commitments primarily represent the value of purchase agreements issued for raw materials and services that have been scheduled for fulfillment over the next three to five years.

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

Currency Exchange Rates. Although the Company enters into transactions denominated in foreign currencies from time to time, the total amount of such transactions is not material. Accordingly, fluctuations in foreign currency values would not have a material adverse effect on our future financial condition or results of operations. However, some of our foreign suppliers may adjust their prices (in $US) from time to time to reflect currency exchange fluctuations, and such price changes could impact our future financial condition or results of operations.  The Company does not currently hedge its foreign currency exposure.

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

Credit Market Conditions

Currently, the U.S. capital markets are experiencing turbulent conditions in the credit markets, as evidenced by tightening of lending standards, reduced availability of credit vehicles, and reduction of certain asset values.  This potentially impacts the Company’s ability to obtain additional funding through financing or asset sales.

Auction Rate Securities

Historically, the Company has invested in securities with an auction reset feature (“auction rate securities”).  In February 2008, the auction market failed for the Company’s auction rate securities, which meant the Company was unable to sell its investments.  At March 31, 2008, the Company had invested approximately $5.3 million in auction rate securities, of which the underlyings for $4.0 million are currently AAA rated, the highest rating by a rating agency.  The remaining $1.3 million of investments are securities whose underlying assets are primarily student loans which are substantially backed by the federal government.

As of March 31, 2008, approximately $1.0 million of the Company’s auction rate securities are classified as a current asset since the underlying securities are expected to be redeemed at par value within several months.  The remaining $4.3 million of securities are classified as non-current assets.  The Company also recorded a temporary unrealized loss of approximately $0.2 million to accumulated other comprehensive loss, a component of shareholders’ equity, primarily due to these liquidity factors.  Based on expected operating cash flows, and our other sources of cash, the Company does not anticipate the potential lack of liquidity on these investments will affect its ability to execute on its current business plan.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including its Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

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

Management excluded from its assessment of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, the disclosure controls and procedures and internal controls of the OPD business which was acquired on February 22, 2008. Management was unable to assess the effectiveness of the disclosure controls and procedures and internal control over financial reporting of the OPD business because of the timing of the acquisition. Management expects to update its assessment of the effectiveness of the disclosure controls and procedures and internal control over financial reporting to include the OPD business as soon as practicable but in any event, no later than in the Form 10-Q for the quarterly period ended March 31, 2009.

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

The Stipulation provides that the Company will adhere to certain policies and procedures relating to the issuance of stock options, stock trading by directors, officers and employees, the composition of its Board of Directors, and the functioning of the Board’s Audit and Compensation Committees.  The Stipulation also provides for the payment of $700,000 relating to plaintiffs’ attorneys’ fees, costs and expenses, which the Company’s insurance carrier has committed to pay on behalf of the Company.  A motion to approve the settlement reflected in the Stipulation was filed with the U.S. District Court for the District of New Jersey on December 3, 2007.   The Court granted the motion for preliminary approval of the settlement on January 3, 2008, and, at a hearing held on March 28, 2008, the Court issued an order giving final approval to the settlement.   The settlement has become final and effective upon the expiration of the appeal period on April 30, 2008.  Thus, the settlement is now binding on all parties and represents a final settlement of both the Federal Court Action and the State Court Actions.

SEC Investigation

On February 27, 2008, the Company received a letter from the SEC’s Division of Enforcement stating that the staff had completed its informal investigation of EMCORE Corporation regarding the Company’s historical stock option granting practices.   The letter further advised the Company that the staff of the Division of Enforcement did not intend to recommend any enforcement action against the Company.

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

We have, from time to time, exchanged correspondence with third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes. Additionally, on September 11, 2006, we filed a lawsuit against Optium Corporation (Optium) in the U.S. District Court for the Western District of Pennsylvania for patent infringement. In the suit, the Company and JDS Uniphase Corporation (JDSU) allege that Optium is infringing on U.S. patents 6,282,003 and 6,490,071 with its Prisma II 1550nm transmitters. On March 14, 2007, following denial of a motion to add additional claims to its existing lawsuit, the Company and JDSU filed a second patent suit in the same court against Optium alleging infringement of JDSU's patent 6,519,374 ("the '374 patent").  On March 15, 2007, Optium filed a declaratory judgment action against the Company and JDSU. Optium sought in this litigation a declaration that certain products of Optium do not infringe the '374 patent and that the patent is invalid, but the District Court dismissed the action on January 3, 2008 without addressing the merits. The '374 patent is assigned to JDSU and licensed to the Company.

On December 20, 2007, the Company was served with a complaint in another declaratory relief action which Optium had filed in the Federal District Court for the Western District of Pennsylvania.  This action seeks to have U.S. patents 6,282,003 and 6,490,071 declared invalid or unenforceable because of certain conduct alleged to have occurred in connection with the grant of these patents.  These allegations are substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  On January 30, 2008, the Company and JDSU moved to dismiss the declaratory judgment action, and the parties are presently awaiting a ruling from the Court on that motion to dismiss.

ITEM 1A. RISK FACTORS

We have a history of incurring significant net losses and our future profitability is not assured.

We commenced operations in 1984 and as of March 31, 2008, we had an accumulated deficit of $375.8 million. We incurred a net loss of $31.9 million in the six months ended March 31, 2008, net loss of $58.7 million in fiscal 2007, net income of $54.9 million in fiscal 2006 and a net loss of $13.5 million in fiscal 2005.  Fiscal 2006 results include the sale of our GELcore joint venture that resulted in a net gain, before tax, of $88.0 million.  Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future.  Although our revenue has grown in recent years, we may be unable to sustain such growth rates in light of potential changes in market or economic conditions.  In addition, if we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability.

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

In fiscal 2007, 2006 and 2005, our top five customers accounted for 49%, 39%, and 49%, respectively of our total annual consolidated revenue.  There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers.  The loss of or a reduction in sales to one or more of our largest customers could have a material adverse affect on our business, financial condition and results of operations.

The market for utility-scale applications of our terrestrial solar technology may take time to develop.

We have invested and intend to continue to invest significant resources in the adaptation of our high-efficiency compound semiconductor-based GaAs solar cell products for terrestrial applications, and in mid-2006, we established a wholly-owned subsidiary, EMCORE Solar Power, Inc. (“ESP”) to conduct this business.  ESP is in the development stages and the terrestrial solar power business will require substantial additional funding for the hiring of employees, research and development and investment in capital equipment.  Factors such as changes in energy prices or the development of new and efficient alternative energy technologies could limit growth in or reduce the market for terrestrial solar power products.  In addition, we may experience difficulties in applying our satellite-based solar products to terrestrial applications in competing with new and emerging terrestrial solar power products, an in obtaining financing for utility-scale projects utilizing our technology.  The sale of concentrated photovoltaic (“CPV”) systems involve the design, manufacture and installation of large and complex structures intended for outdoor operation, regarding which the Company has had no previous experience.  In addition, it is expected that much of the market for our CPV systems will be outside the U.S. and will involve partnering with non-U.S. entities and evaluation and compliance with non-U.S. laws, regulations, and government electric supply contracts, which are also new areas for the Company.  There can be no assurance that our bids on solar power installations will be accepted, that we will win any of these bids or that our solar power concentrator systems will be qualified for these projects.  If our terrestrial solar cell products are not cost competitive or accepted by the market, our business, financial condition and results of operations may be materially and adversely affected.

We are a party to several significant U.S. Government contracts, which are subject to unique risks.

In 2007, 13% of our revenue was derived from U.S. Government contracts. In addition to normal business risks, our contracts with the U.S. Government are subject to unique risks, some of which are beyond our control.    We have had government contracts modified, curtailed or terminated in the past and we expect this will continue to happen from time to time.

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

The U.S. Government may modify, curtail, or terminate our contracts. The U.S. Government may modify, curtail, or terminate its contracts and subcontracts without prior notice at its convenience upon payment for work done and commitments made at the time of termination. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our results of operations and financial condition.

Our contract costs are subject to audits by U.S. Government agencies. U.S. Government representatives may audit the costs we incur on our U.S. Government contracts, including allocated indirect costs. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenue based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenue or profits upon completion and final negotiation of audits. If any audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.  We have been audited in the past by the U.S. Government and expect that we will be in the future.

Our business is subject to potential U.S. Government review. We are sometimes subject to certain U.S. Government reviews of our business practices due to our participation in government contracts. Any such inquiry or investigation could potentially result in a material adverse effect on our results of operations and financial condition.

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

Finding and consummating acquisitions is an important component of our growth strategy. Our continued ability to grow by acquisition is dependent upon the availability of suitable acquisition candidates and may be dependent on our ability to obtain acquisition financing on acceptable terms. We experience competition from larger companies with significantly greater resources in making acquisitions. There can be no assurance that we will be able to procure the necessary funds to effectuate our acquisition strategy on commercially reasonable terms, or at all.

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

The market price for our common stock has experienced significant price and volume volatility and is likely to continue to experience significant volatility in the future.  This volatility may impair our ability to finance strategic transactions with our stock and otherwise harm our business.

The closing price of our common stock fluctuated from a low of $5.64 per share to a high of $15.10 per share during the six months ended March 31, 2008.  Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside our control.  Significant declines in our stock price may interfere with our ability to raise additional funds through equity financing or to finance strategic transactions with our stock.  We have historically used equity incentive compensation as part of our overall compensation arrangements.  The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price.  In addition, there may be increased risk of securities litigation following periods of fluctuations in our stock price.  These and other consequences of volatility in our stock price could have the effect of diverting management’s attention and could materially harm our business.

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

Our supply chain and manufacturing processes rely on accurate forecasting to provide us with optimal margins and profitability. Because of market uncertainties, forecasting is becoming much more difficult. In addition, as we come to rely more heavily on contract manufacturers, we may have fewer personnel with expertise to manage these third-party arrangements.

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

Sales to customers located outside the U.S. accounted for approximately 27% of our consolidated revenue in fiscal 2007, 24% of our revenue in fiscal 2006 and 17% of our revenue in fiscal 2005. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenue and we are seeking international expansion opportunities. Because of this, the following international commercial risks may materially adversely affect our revenue:

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

In addition, certain foreign laws and regulations place restrictions on the concentration of certain hazardous materials, including, but not limited to, lead, mercury and cadmium, in our products. Failure to comply with such laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of our products. These regulations include the European Union’s (“EU”) Restrictions on Hazardous Substances, Directive on Waste Electrical and Electronic Equipment and the directive on End of Life for Vehicles. Failure to comply with environmental and health and safety laws and regulations may limit our ability to export products to the EU and could materially adversely affect our business, financial condition and results of operations.

We will lose sales if we are unable to obtain government authorization to export our products.

Exports of our products are subject to export controls imposed by the U.S. Government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department.  For products subject to the Export Administration Regulations (“EAR”) administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination and the identity of the end user.  Virtually all exports of products subject to the International Traffic in Arms Regulations (“ITAR”) regulations administered by the Department of State’s Directorate of Defense Trade Controls require a license.  Most of our fiber optics products and our terrestrial solar power products are subject to EAR; however, certain fiber optics products and all of our commercially available solar cell satellite power products are currently subject to ITAR.

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

We currently obtain some materials, components and services used in our products from limited or single sources.  We generally do not carry significant inventories of any raw materials. Because we often do not account for a significant part of our suppliers’ businesses, we may not have access to sufficient capacity from these suppliers in periods of high demand. For example, in the past, we experienced difficulties filling orders in our fiber-to-the-premises business due to limited available capacity of one of our contract manufacturers. In addition, since we generally do not have guaranteed supply arrangements with our suppliers, we risk serious disruption to our operations if an important supplier terminates product lines, changes business focus, or goes out of business. Because some of these suppliers are located overseas, we may be faced with higher costs of purchasing these materials if the U.S. dollar weakens against other currencies. If we were to change any of our limited or sole source suppliers, we would be required to re-qualify each new supplier. Re-qualification could prevent or delay product shipments that could materially adversely affect our results of operations. In addition, our reliance on these suppliers may materially adversely affect our production if the components vary in quality or quantity. If we are unable to obtain timely deliveries of sufficient components of acceptable quality or if the prices of components for which we do not have alternative sources increase, our business, financial condition and results of operations could be materially adversely affected.

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

We depend on senior management and key personnel to manage our business effectively and may not be successful in attracting and retaining such personnel.

We depend on the performance of our senior management team and other key employees. Our success also depends on our ability to attract, integrate, train, retain and motivate these individuals and additional highly skilled technical and sales and marketing personnel, both in the United States and abroad.  The loss of the services of any of our senior management team or other key employees or failure to attract, integrate, train, retain and motivate additional key employees could harm our business.

Failure to comply with environmental and safety regulations, resulting in improper handling of hazardous raw materials used in our manufacturing processes, could result in costly remediation fees, penalties or damages.

We are subject to laws and regulations and must obtain certain permits and licenses relating to the use of hazardous materials. Our production activities involve the use of certain hazardous raw materials, including, but not limited to, ammonia, gallium, phosphine and arsine. If our control systems are unsuccessful in preventing a release of these materials into the environment or other adverse environmental conditions or human exposures occur, we could experience interruptions in our operations and incur substantial remediation and other costs or liabilities.  In addition, certain foreign laws and regulations place restrictions on the concentration of certain hazardous materials, including, but not limited to, lead, mercury and cadmium, in our products. Failure to comply with such laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of our products. These regulations include the European Union’s (“EU”) Restrictions on Hazardous Substances, Directive on Waste Electrical and Electronic Equipment and the directive on End of Life for Vehicles. Failure to comply with environmental and health and safety laws and regulations may limit our ability to export products to the EU and could materially adversely affect our business, financial condition and results of operations.

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

In May 2007, EMCORE Hong Kong, Ltd., a wholly owned subsidiary of EMCORE Corporation, announced the opening of a new manufacturing facility in Langfang, China. Our new company, Langfang EMCORE Optoelectronics Co. Ltd., is located approximately 30 miles southeast of Beijing and currently occupies a space of 22,000 square feet with a Class-10,000 clean room for optoelectronic device packaging.  Another 60,000 square feet is available for future expansion.  We have begun the transfer of our most cost sensitive optoelectronic devices to this facility.  This facility, along with a strategic alignment with our existing contract-manufacturing partners, should enable us to improve our cost structure and gross margins across product lines. We expect to develop and provide improved service to our global customers by having a local presence in Asia.   As we continue to consolidate our manufacturing operations, we will incur additional costs to transfer product lines to our China facility, including costs of qualification testing with our customers, which could have a material adverse impact on our operating results and financial condition.

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

Our corporate or business strategy may change.

We continuously evaluate our assets on an ongoing basis with a view to maximizing their value to us and determining which are core to our operations.  We also regularly evaluate our corporate and business strategies, and they are influenced by factors beyond our control, including changes in the competitive landscape we face.  Our corporate and business strategies are, therefore, subject to change.

In March 2008, our Board of Directors authorized the management of the Company to prepare a comprehensive operational and strategic plan for the separation of the Company's Fiber Optics and Photovoltaic businesses into separate corporations.  The purpose of the review is to determine whether there exists the potential for unlocking additional stockholder value with respect to these strategic assets through some type of separation transaction.  A separation may take the form of a spin-off transaction or a public offering of securities, and we may have discussions from time-to-time with third parties involving these possibilities.  There can be no assurances that our strategic review will lead to the completion of any separation transactions or as to the impact of these transactions on stockholder value or on us.

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

If we fail to remediate deficiencies in our current system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our business could be harmed and current and potential investors could lose confidence in our financial reporting, which could have a negative effect on the trading price of our debt and equity securities.

The Company is subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. GAAP.  If we cannot provide reliable financial reports or prevent fraud, our brand, operating results and the market value of our equity securities could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  In fiscal 2006 and 2007, the Company identified deficiencies in our internal controls over financial reporting.

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

Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our equity securities. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers, which could harm our business. The additions of our manufacturing facility in China and acquisitions increase the burden on our systems and infrastructure, and impose additional risk to the ongoing effectiveness of our internal controls, disclosure controls, and procedures.  Consequently, we expect to expend significant resources and effort in this regard, but are not certain that our efforts will be successful.

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

Additional litigation may arise in the future relating to our historical stock option practices and other issues.

Although we have received final court approval of the settlement of the three derivative actions which were filed against certain of our current and former directors and officers relating to historical stock options practices, and the SEC has indicated that it has terminated its investigation of the matters, additional securities-related litigation (including possible litigation involving employees) may still arise.  Additional lawsuits, regardless of their underlying merit, could become time consuming and expensive, and if they result in unfavorable outcomes, there could be material adverse effect on our business, financial condition, results of operations and cash flows.  We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, which would have a further material adverse effect on our financial condition or results of operations.

In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with certain types of expenses, including certain litigation-related expenses.

It may be difficult or costly to obtain director and officer insurance coverage as a result of our historical stock option granting practices.

Although we have recently renewed our directors and officer insurance coverage on what we believe to be favorable terms, it may become more difficult to obtain director and officer insurance coverage in the future.  If we are able to obtain this coverage, it could be significantly more expensive than in the past, which would have an adverse effect on our financial results and cash flow. As a result of this and related factors, our directors and officers could face increased risks of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and officers, which could adversely affect our business.

We have significant liquidity and capital requirements and may require additional capital in the future.  If we are unable to obtain the additional capital necessary to meet our requirements, our business may be adversely affected.

Historically, the Company has consumed cash from operations.  We had negative cash flow from operations of approximately $29 million during the six months ended March 31, 2008.  We currently have approximately $73 million in working capital as of March 31, 2008.  On a go forward basis we do expect significant improvement from our operations.  However, if our cash on hand is not sufficient to fund the cash used by our operating activities and meet our other liquidity requirements, we will seek to obtain additional equity or debt financing or dispose of assets to provide additional working capital in the future.

Due to the unpredictable nature of the capital markets, particularly in the technology sector, we cannot assure you that we will be able to raise additional capital if and when it is required, especially if we experience disappointing operating results.  If adequate funds are not available or not available on acceptable terms, our ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited.  Such a limitation could have a material adverse effect on our business, financial condition, results of operations and cash flow.

If the recent weakness in credit markets conditions continues or worsens, it could adversely impact our investment portfolio.

Historically, the Company has invested in securities with an auction reset feature (“auction rate securities”).  In February 2008, the auction market failed for auction rate securities, which meant the Company was unable to sell its investments.  At March 31, 2008, the Company had invested approximately $5.3 million in auction rate securities, of which the underlyings for $4.0 million are currently AAA rated, the highest rating by a rating agency.  The remaining $1.3 million of investments are securities whose underlying assets are primarily student loans which are substantially backed by the federal government.  It could take until the final maturity of the underlying securities (up to 30 years) to realize their carrying value.

As of March 31, 2008, approximately $1.0 million of the Company’s auction rate securities are classified as a current asset since the underlying securities are expected to be redeemed at par value within several months.  The remaining $4.3 million of securities are classified as non-current assets.  The Company also recorded a temporary unrealized loss of approximately $0.2 million, as a cost of liquidity, to accumulated other comprehensive loss, a component of shareholders’ equity, primarily due to these liquidity factors.  Based on expected operating cash flows, and our other sources of cash, the Company does not anticipate the potential lack of liquidity on these investments will affect its ability to execute on the current business plan.

There are no assurances that successful auctions of these types of securities will resume, and as a result, the Company’s ability to liquidate its securities and fully recover the carrying value of its investment in the near term may be limited or not exist.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may be required to record a further temporary or permanent impairment charge on these securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 20, 2008, the Company consummated the sale of $100 million of restricted common stock and warrants.  In this transaction, investors purchased 8 million shares of our common stock, no par value, and warrants to purchase an additional 1.4 million shares of our common stock.  The purchase price was $12.50 per share, priced at the 20 day volume-weighted average price.  The warrants grant the holder the right to purchase one share of our common stock at a price of $15.06 per share.  The warrants are immediately exercisable and remain exercisable for a period of 5 years from the closing date.  In addition, the Company entered into a registration rights agreement with the investors to register for resale the shares of common stock issued in this transaction and the shares of common stock to be issued upon exercise of the warrants.  Agent fees incurred totaled 5.75% of the gross proceeds, or $5.8 million.  The Company used the net proceeds to acquire the telecom assets of Intel's Optical Platform Division and for working capital requirements.

On February 22, 2008, the Company acquired assets of the telecom portion of Intel’s Optical Platform Division. The telecom assets acquired include inventory, fixed assets, intellectual property, and technology comprised of tunable lasers, tunable transponders, 300-pin transponders, and integrated tunable laser assemblies.  The purchase price was $75 million in cash and $10 million in the Company’s common stock, priced at a volume-weighted average price of $13.84 per share, or 722,688 shares. Under the terms of the asset purchase agreement, the purchase price of $85 million is subject to adjustment based on an inventory true-up, plus specifically assumed liabilities.

On April 20, 2008, the Company completed the acquisition of the enterprise and storage assets of Intel’s Optical Platform Division as well as Intel’s Connects Cables business.  The assets acquired include inventory, fixed assets, intellectual property, and technology relating to optical transceivers for enterprise and storage customers, as well as optical cable interconnects for high-performance computing clusters.  As consideration for the purchase of the assets, the Company issued to Intel 3.7 million restricted shares of the Company’s common stock.  In addition, the Company may be required to make an additional payment to Intel based on the Company’s stock price twelve months after the closing of the transaction.  See EMCORE’s Current Report on Form 8-K/A (Commission File No. 000-22175), dated April 18, 2008.

The issuance and sale of the common stock to Intel in connection with the asset purchases described above were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Registrant held its 2008 Annual Meeting of Shareholders on March 31, 2008.

(b)
Mr. Reuben Richards was elected to the newly-created position of Executive Chairman. Dr. Thomas Russell will remain on the Board as Chairman Emeritus. Dr. Hong Hou was elected to the position of Chief Executive Officer. Mr. Thomas Werthan tendered his resignation from the Board.

(c) (i)
Dr. Thomas Russell, Mr. Reuben Richards, and Mr. Robert Bogomolny were each reelected to the Board for a term of three years (expiring in 2011). The total shares voted in the election of Directors were 57,889,705. There were no broker non-votes. The shares voted for each Nominee were:

Dr. Thomas J. Russell	For	55,897,067	Withheld	1,992,636
Mr. Reuben F. Richards, Jr.	For	56,013,116	Withheld	1,876,587

Mr. Robert Bogomolny	For	57,366,706	Withheld	522,997
(ii)	The Shareholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company as follows:

For	56,781,447
Against	1,080,827
Abstain	27,428

(iii)	The Shareholders approved the amendment to the restated Certificate of Incorporation to increase the number of authorized shares of common stock.

For	50,718,329
Against	7,041,383
Abstain	129,990
Broker Non-Votes	-

(iv)	The Shareholders approved an increase in the number of shares reserved for issuance under the Company’s 2000 stock option plan.

For	33,774,999
Against	7,086,049
Abstain	73,525
Broker Non-Votes	16,955,132

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1*	Asset Purchase Agreement, dated April 9, 2008, between EMCORE Corporation and Intel Corporation
2.2+	Securities Purchase Agreement, dated February 15, 2008, between EMCORE Corporation and each investor identified on the signature pages thereto
4.1+	Registration Rights Agreement, dated February 15, 2008, between EMCORE Corporation and the investors identified on the signature pages thereto
4.2+	Form of Warrant, dated February 15, 2008
10.1*	Executive Bonus Plan
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
* Filed herewith
+ Filed as part of the Company’s Current Report on Form 8-K, Commission file no. 000-22175, dated February 20, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date: May 12, 2008	By: /s/ Hong Q. Hou, Ph.D.
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2008	By: /s/ Adam Gushard
Adam Gushard
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description

2.1*	Asset Purchase Agreement, dated April 9, 2008, between EMCORE Corporation and Intel Corporation
2.2+	Securities Purchase Agreement, dated February 15, 2008, between EMCORE Corporation and each investor identified on the signature pages thereto
4.1+	Registration Rights Agreement, dated February 15, 2008, between EMCORE Corporation and the investors identified on the signature pages thereto
4.2+	Form of Warrant, dated February 15, 2008
10.1*	Executive Bonus Plan
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
* Filed herewith
+ Filed as part of the Company’s Current Report on Form 8-K, Commission file no. 000-22175, dated February 20, 2008, and incorporated herein by reference.