Form 10-Q
period 2008-06-30
EMCORE CORP
filed 2008-08-11
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

The number of shares outstanding of the registrant’s no par value common stock as of August 4, 2008 was 77,682,709.

EMCORE Corporation
FORM 10-Q
For the Quarterly Period Ended June 30, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMCORE CORPORATION
Condensed Consolidated Statements of Operations
For the three and nine months ended June 30, 2008 and 2007
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Product revenue	$71,934	$39,565	$164,695	$108,907
Service revenue	3,568	4,863	13,973	13,715
Total revenue	75,502	44,428	178,668	122,622

Cost of product revenue	61,767	32,181	139,212	91,292
Cost of service revenue	89	2,542	9,059	9,160
Total cost of revenue	61,856	34,723	148,271	100,452
Gross profit	13,646	9,705	30,397	22,170

Operating expenses:
Selling, general, and administrative	13,906	15,516	36,032	41,198
Research and development	11,382	7,668	28,132	21,807
Total operating expenses	25,288	23,184	64,164	63,005

Operating loss	(11,642)	(13,479)	(33,767)	(40,835)

Other (income) expense:
Interest income	(124)	(723)	(778)	(3,543)
Interest expense	-	1,254	1,580	3,776
Loss from conversion of subordinated notes	-	-	4,658	-
Loss from early redemption of convertible subordinated notes	-	561	-	561
Stock–based compensation expense from tolled options	-	-	4,316	-
Gain from insurance proceeds	-	-	-	(357)
Gain from sale of WWAT investment	(3,692)		(3,692)
Loss on disposal of equipment	-	-	86	-
Foreign exchange gain	(104)	(12)	(302)	(12)
Total other (income) expense	(3,920)	1,080	5,868	425

Net loss	$(7,722)	$(14,559)	$(39,635)	$(41,260)

Per share data:
Basic and diluted per share data:
Net loss	$(0.10)	$(0.29)	$(0.62)	$(0.81)

Weighted-average number of basic and diluted shares outstanding	76,582	51,043	64,155	50,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of June 30, 2008 and September 30, 2007
(In thousands)
(unaudited)

	As of June 30, 2008	As of September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$18,183	$12,151
Restricted cash	1,869	1,538
Available-for-sale securities	-	29,075
Accounts receivable, net of allowance of $490 and $802, respectively	68,157	38,151
Receivables, related party	287	332
Income tax receivable	130	-
Inventory, net	50,066	29,205
Prepaid expenses and other current assets	6,032	4,350

Total current assets	144,724	114,802

Property, plant, and equipment, net	84,938	57,257
Goodwill	76,850	40,990
Other intangible assets, net	28,570	5,275
Investments in unconsolidated affiliates	12,069	14,872
Available-for-sale securities	1,458	-
Long-term investments and restricted cash	3,472	-
Other non-current assets, net	654	1,540

Total assets	$352,735	$234,736

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,751	$22,685
Accrued expenses and other current liabilities	24,670	28,776
Income tax payable	594	137

Total current liabilities	62,015	51,598

Convertible senior subordinated notes	-	84,981

Total liabilities	62,015	136,579

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 200,000 shares authorized, 77,672 shares issued and 77,513 outstanding at June 30, 2008; 51,208 shares issued and 51,049 shares outstanding at September 30, 2007	676,354	443,835
Accumulated deficit	(383,539)	(343,578)
Accumulated other comprehensive loss	(12)	(17)
Treasury stock, at cost; 159 shares	(2,083)	(2,083)

Total shareholders’ equity	290,720	98,157

Total liabilities and shareholders’ equity	$352,735	$234,736
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
 For the nine months ended June 30, 2008 and 2007
 (in thousands)
(unaudited)

	Nine Months Ended June 30,
Cash flows from operating activities:	2008	2007
Net loss	$(39,635)	$(41,260)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock-based compensation expense	8,705	4,800
Depreciation and amortization expense	9,509	6,903
Accretion of loss from convertible subordinated notes	41	167
Provision for doubtful accounts	204	309
Compensatory stock issuances	1,648	640
Loss from disposal of property, plant, and equipment	86	16
Loss from early redemption of convertible subordinated notes	-	561
Loss from conversion of convertible subordinated notes	1,169	-
Gain from sale of WWAT investment	(3,692)	-
Forgiveness of shareholders’ note receivable	-	82
Reduction of note receivable due for services received	390	391
Total non-cash adjustments	18,061	13,869
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(30,172)	(13,556)
Inventory	10,559	(4,559)
Prepaid expenses and other current assets	(1,674)	3,527
Other assets	(1,059)	(3,540)
Accounts payable	14,066	840
Accrued expenses and other current liabilities	(6,004)	318
Total change in operating assets and liabilities	(14,284)	(16,970)

Net cash used for operating activities	(35,859)	(44,361)

Cash flows from investing activities:
Purchase of plant and equipment	(15,028)	(4,810)
Proceeds from insurance recovery	1,189	362
Investment in unconsolidated affiliates	(1,503)	(13,892)
Proceeds from employee notes receivable	-	121
Proceeds from notes receivable	-	2,250
Purchase of businesses, net of cash acquired	(75,779)	(3,885)
Funding of restricted cash	(874)	(420)
Purchase of available-for-sale securities	(7,000)	(22,900)
Sale of available-for-sale securties	32,805	91,300
Proceeds from sale of WWAT investment	6,540	-

Net cash (used for) provided by investing activities	$(59,651)	$48,126

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows (continued)
 For the nine months ended June 30, 2008 and 2007
 (in thousands)
(unaudited)

	Nine Months Ended June 30,
Cash flows from financing activities:	2008	2007
Payments on capital lease obligations	$(11)	$(44)
Proceeds from exercise of stock options	6,960	274
Proceeds from employee stock purchase plan	723	202
Principal payment on convertible debt obligation	-	(11,428)
Proceeds from private placement of common stock and warrants	93,692	-

Net cash provided by (used for) financing activities	101,364	(10,996)

Effect of foreign currency	176	-

Net increase in cash and cash equivalents	6,032	7,231
Cash and cash equivalents, beginning of period	12,151	22,592

Cash and cash equivalents, end of period	$18,183	$15,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,314	$4,836
Cash paid for income taxes	$-	$2,351

NON-CASH DISCLOSURE
Issuance of common stock for purchase of Intel’s Optical Platform Division	$36,085	$-
Issuance of common stock for conversion of convertible senior subordinated notes	$85,428	$-

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

Earnings Per Share

For the three and nine months ended June 30, 2008, stock options representing 3,800,327 and 5,134,376 shares, respectively, of common stock were excluded from the diluted earnings per share calculations. For the three and nine months ended June 30, 2007, stock options representing 2,901,002 and 2,860,692 shares, respectively, of common stock were excluded from the diluted earnings per share calculations. These stock options, and the shares underlying the Company’s convertible senior subordinated notes for the three and nine months ended June 30, 2007, were not included in the computation of diluted earnings per share since the Company incurred a net loss for the periods presented and any effect would have been anti-dilutive.

NOTE 2.  Recent Accounting Pronouncements

SFAS 141(R) - In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 141(R), Business Combinations. This statement replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently assessing the potential impact that the adoption of SFAS 141(R) could have on the Company’s financial statements.

SFAS 157 - In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, providing a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  However, in December 2007, the FASB issued FASB Staff Position FAS 157-b, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. Management is currently assessing the potential impact that the adoption of SFAS 157 could have on the Company’s financial statements.

SFAS 159 - In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company on October 1, 2008. Management is currently assessing the potential impact that the adoption of SFAS 159 could have on the Company’s financial statements.

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

NOTE 3.  Equity

Stock Options

The Company has stock option plans to provide long-term incentives to eligible employees and officers in the form of stock options.  Most of the stock options vest and become exercisable over four to five years and have ten-year terms. The Company maintains two incentive stock option plans: the 2000 Stock Option Plan (“2000 Plan”) and the 1995 Incentive and Non-Statutory Stock Option Plan (“1995 Plan” and, together with the 2000 Plan, the “Option Plans”). The 1995 Plan authorizes the grant of stock options to purchase up to 2,744,118 shares of the Company's common stock.  On March 31, 2008, the 2000 Plan was amended to authorize an additional grant of 3,500,000 stock options for a total of 12,850,000 shares of the Company’s common stock.  As of June 30, 2008, no stock options were available for issuance under the 1995 Plan and 790,620 stock options were available for issuance under the 2000 Plan. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes the activity under the Option Plans for the nine months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of October 1, 2007	5,697,766	$5.46
Granted	3,983,250	7.79
Exercised	(1,615,123)	4.29
Tolled	658,989	5.19
Cancelled and expired	(255,446)	7.96

Outstanding as of June 30, 2008	8,469,436	$6.68	8.28

Vested and expected to vest as of June 30, 2008	5,568,060	$6.33	7.83

Exercisable as of June 30, 2008	2,643,123	$5.01	6.17

The weighted-average grant date fair value of stock options granted during the nine months ended June 30, 2008 and 2007 was $5.35 and $4.00, respectively. The total intrinsic value of stock options exercised during the nine months ended June 30, 2008 and 2007 was $11.5 million and $0.2 million, respectively.  The aggregate intrinsic value of fully vested and expected to vest stock options as of June 30, 2008 was $6.4 million.  The aggregate intrinsic value of exercisable stock options as of June 30, 2008 was $5.6 million.

As of June 30, 2008, there was $15.4 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the Option Plans. This expense is expected to be recognized over an estimated weighted-average life of 3.46 years.

Stock-based compensation expense is measured at grant date, based on the fair value of the award, over the requisite service period.  As required by SFAS 123(R), Share-Based Payment (revised 2004), management has made an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest. The effect of recording stock-based compensation expense during the three and nine months ended June 30, 2008 and 2007 was as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Stock-based compensation expense by award type:
Employee stock options	$1,555	$1,130	$4,035	$4,800
Employee stock purchase plan	186	-	354	-
Former employee stock options tolled	-	-	4,316	-
Total stock-based compensation expense	$1,741	$1,130	$8,705	$4,800

Net effect on net loss per basic and diluted share	$(0.02)	$(0.02)	$(0.14)	$(0.09)

Former Employee Stock Options Tolled

Under the terms of stock option agreements issued under the 2000 Plan, terminated employees who have vested and exercisable stock options have 90 days after the date of termination to exercise stock options. In November 2006, the Company announced suspension of reliance on previously issued financial statements, which in turn caused the Company’s Form S-8 registration statements for shares of common stock issuable under the Option Plans not to be available. Therefore, terminated employees were precluded from exercising their stock options during the remaining contractual term (the “Blackout Period”).  To address this issue, the Company’s Board of Directors agreed in April 2007 to approve a stock option grant “modification” for these individuals by extending the normal 90-day exercise period after the termination date to a date after which the Company became compliant with its SEC filings and the registration of the stock option shares was once again effective.  The Company communicated the terms of the tolling agreement with its terminated employees in November 2007.  The Company’s Board of Directors approved an extension of the stock option expiration date equal to the number of calendar days during the Blackout Period before such stock option would have otherwise expired (the “Tolling Period”).   Former employees were able to exercise their vested stock options beginning on the first day after the lifting of the Blackout Period for a period equal to the Tolling Period.  The Company accounted for the modification of stock options issued to terminated employees as additional compensation expense in accordance with SFAS 123(R) in the first quarter of fiscal 2008 and adjusted the stock options to market value in the first quarter of 2008 and recognized income on expired options in the quarters ended December 31, 2007 and March 31, 2008.   All tolled options were either exercised or expired by January 29, 2008.

Valuation Assumptions

The Company estimated the fair value of stock options using a Black-Scholes model. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.

Black-Scholes Weighted-Average Assumptions:	For the Nine Months Ended June 30, 2008
Expected dividend yield	0%
Expected stock price volatility	80.8%
Risk-free interest rate	2.94%
Expected term (in years)	5.56
Estimated pre-vesting forfeitures	23.3%

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

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Board of Directors to issue up to 5,882,352 shares of preferred stock of the Company upon such terms and conditions having such rights, privileges and preferences as the Board of Directors may determine.  As of June 30, 2008 and September 30, 2007, no shares of preferred stock were issued or outstanding.

Warrants

As of June 30, 2008, the Company had 1,400,003 warrants outstanding and exercisable.  No warrants were outstanding as of September 30, 2007.

Employee Stock Purchase Plan

In fiscal 2000, the Company adopted an Employee Stock Purchase Plan (the “ESPP”). The ESPP provides employees of the Company an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan, with new participation periods beginning the first business day of January and July of each year. The purchase price is set at 85% of the average high and low market price for the Company's common stock on either the first or last day of the participation period, whichever is lower, and annual contributions are limited to the lower of 10% of an employee's compensation or a fair value up to $25,000. In November 2006, the Company suspended the ESPP due to its review of historical stock option granting practices.  The Company reinstated the ESPP on January 1, 2008.  The number of shares of common stock available for issuance under the ESPP is 2,000,000 shares.

The amounts of shares issued for the ESPP are as follows:
	Number of Common Stock Shares Issued	Purchase Price per Common Stock Share
Amount of shares reserved for the ESPP	2,000,000

Number of shares issued in calendar years 2000 through 2003	(398,159)	$1.87 - $40.93
Number of shares issued in June 2004 for first half of calendar year 2004	(166,507)	$2.73
Number of shares issued in December 2004 for second half of calendar year 2004	(167,546)	$2.95
Number of shares issued in June 2005 for first half of calendar year 2005	(174,169)	$2.93
Number of shares issued in December 2005 for second half of calendar year 2005	(93,619)	$3.48
Number of shares issued in June 2006 for first half of calendar year 2006	(123,857)	$6.32
Number of shares issued in June 2008 for the first half of calendar year 2008	(124,906)	$5.62

Remaining shares reserved for the ESPP as of June 30, 2008	751,237

Future Issuances

As of June 30, 2008, the Company had reserved a total of 12,711,296 shares of its common stock for future issuances as follows:

Number of Common Stock Shares Available
For exercise of outstanding common stock options	8,469,436
For future issuances to employees under the ESPP plan	751,237
For future common stock option awards	790,620
For future exercise of warrants	1,400,003
For future issuance in relation to the acquisition of Intel’s Optical Platform Division	1,300,000

Total reserved	12,711,296

Private Placement of Common Stock and Warrants

On February 20, 2008, the Company consummated the sale of $100 million of restricted common stock and warrants.  In this transaction, investors purchased 8 million shares of our common stock, no par value, and warrants to purchase an additional 1.4 million shares of our common stock.  The purchase price was $12.50 per share, priced at the 20-day volume-weighted average price.  The warrants grant the holder the right to purchase one share of our common stock at a price of $15.06 per share, representing a 20.48% premium over the purchase price.  The warrants are immediately exercisable and remain exercisable until February 20, 2013.  In addition, the Company entered into a registration rights agreement with the investors to register for resale the shares of common stock issued in this transaction and the shares of common stock to be issued upon exercise of the warrants.  Beginning two years after their issuance, the warrants may be called by the Company for a price of $0.01 per underlying share if the closing price of its common stock has exceeded 150% of the exercise price for at least 20 trading days within a period of any 30 consecutive trading days and other conditions are met.  Total agent fees incurred were 5.75% of the gross proceeds, or $5.8 million.  The Company used a substantial portion of the net proceeds to acquire the telecom assets of Intel's Optical Platform Division and is using the remainder for working capital requirements.

In the registration rights agreement, the Company agreed to pay liquidated damages in the event it did not file with the SEC a registration statement with respect to the registrable securities, or if the registration statement was not declared effective, within certain deadlines.  The Company filed the registration statement, and it was declared effective within the deadlines specified in the registration rights agreement.   The Company further agreed to pay liquidated damages if sales of the registrable securities included in the registration statement are unable to be made, or if, after a period of six months following the closing, the Company does not file with the SEC the reports required to be filed pursuant to Rule 144(c)(1) under the Securities Act and, as a result, holders are unable to sell their registrable securities.  In such events, the Company agreed to pay as liquidated damages to each holder of registrable securities relating an amount in cash equal to one (1) percent (1%) of the aggregate purchase price of such holder’s registrable securities included in such registration statement on  the day that such a failure first occurs and on every thirtieth day thereafter until such failure is cured.   Liquidated damages shall be paid on the earlier of (i) the last day of the calendar month during which such damages are incurred and (ii) the third business day after the event or failure giving rise to the damages is cured.  In the event the Company fails to make such payments in a timely manner, such liquidated damages shall bear simple interest at the rate of four (4) percent (4%) per month until paid in full.  In no event shall the aggregate amount of liquidated damages exceed, in the aggregate, ten (10) percent (10%) of the aggregate purchase price of the common stock sold in the private placement.

The Company accounted for the various components of the private placement transaction using the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock; and FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements. Warrants issued to the investors were accounted for as an equity transaction with a value of $9.8 million recorded to common stock. The potential future payments to the investors are considered a contingent liability in accordance with SFAS No. 5 Accounting for Contingencies. As of June 30, 2008, the Company did not record any contingent liability associated with the liquidated damages clause.

The costs associated with this offering were $6.3 million which was recorded as an offset to common stock.

Share Dilution

The following table summarizes the Company’s equity transactions and effect on share dilution for the nine months ended June 30, 2008:
Number of Common Stock Shares Outstanding
Common stock shares outstanding – as of October 1, 2007	51,048,481

Conversion of convertible subordinated notes to equity (see Note 11 - Debt)	12,186,656
Private placement transaction	8,000,000
Acquisition of Intel’s Optical Platform Division (see Note 4 – Acquisitions)	4,422,688
Stock option exercises and other compensatory stock issuances	1,855,403

Common stock shares outstanding – as of June 30, 2008	77,513,228

On March 31, 2008, the Board of Directors authorized an additional 100 million shares of common stock available for issuance for a total of 200 million shares authorized.

NOTE 4.  Acquisitions

Intel’s Optical Platform Division

On February 22, 2008, the Company acquired assets of the telecom portion of Intel Corporation’s Optical Platform Division (“OPD”). The telecom assets acquired include inventory, fixed assets, intellectual property, and technology comprised of tunable lasers, tunable transponders, 300-pin transponders, and integrated tunable laser assemblies.  The purchase price was $75 million in cash and $10 million in the Company’s common stock, priced at a volume-weighted average price of $13.84 per share. Under the terms of the asset purchase agreement, the purchase price of $85 million is subject to adjustment based on an inventory true-up, plus specifically assumed liabilities.  Direct transaction costs totaled $0.5 million.  This acquisition was financed through proceeds received from the $100 million private placement of common stock and warrants (see Note 3).

On April 20, 2008, the Company acquired the enterprise and storage assets of Intel Corporation’s OPD business, as well as Intel’s Connects Cables business.  The assets acquired include inventory, fixed assets, intellectual property, and technology relating to optical transceivers for enterprise and storage customers, as well as optical cable interconnects for high-performance computing clusters.  As consideration for the purchase of assets, the Company issued 3.7 million restricted shares of the Company’s common stock to Intel.  In addition, the Company may be required to make an additional payment to Intel based on the Company’s stock price twelve months after the closing of the transaction.  In the event that the Company is required to make an additional payment, it has the option to make that payment in cash, common stock or both (but not to exceed the equivalent value of 1.3 million shares).

The purchase price allocation for the entire business acquired has been prepared on a preliminary basis and is subject to change as new facts and circumstances emerge.  The Company is currently completing the purchase price allocation and valuation of the acquired assets.  The Company will adjust the preliminary purchase price allocation to reflect changes in the final valuation report, which is expected to be completed by September 2008. Amortization expense totaled $0.9 million and $1.0 million for the three and nine months ended June 30, 2008, respectively.   Of the total goodwill recognized, approximately $35.0 million is expected to be deductible for tax purposes over a 15 year life.

The preliminary purchase price was allocated as follows:

(in thousands) Intel’s Optical Platform Division

Net purchase price	$111,864
Net assets acquired	(76,834)

Excess purchase price allocated to goodwill	$35,030

Net assets acquired in the acquisition were as follows:

Inventory	$31,420
Fixed assets	20,010
Intangible assets	25,404

Net assets acquired	$76,834

In connection with this acquisition, Intel and the Company entered into a Transition Services Agreement (the “TSA”), which allows Intel to carve-out the business and deliver those assets to the Company. Pursuant to the terms of the TSA, Intel intends to manufacture, assemble, test, and supply products that are sold by the business.  Intel will also provide certain transition services to the Company, including financial services, supply chain support, data extraction, conversion services, facilities and site computing support, and office space services.  Operating expenses associated with the TSA are being expensed as incurred. For the three and nine months ended June 30, 2008, the Company incurred $3.2 million and $4.1 million, respectively of TSA-related fees in operating expenses.  The TSA is expected to continue through September  2008 or until such time when the Company can arrange its own resources to operate the acquired business.

The following unaudited condensed consolidated pro forma financial data has been prepared to give effect to the Company’s acquisition of certain assets and liabilities of OPD. The pro forma financial information has been developed by the application of pro forma adjustments to the estimated results of operations of OPD, and the historical Condensed Consolidated Statements of Operations of the Company as if OPD had been acquired as of October 1, 2006. The pro forma financial information is based upon available information and assumptions that management believes are reasonable. The pro forma financial information does not purport to represent what our consolidated results of operations would have been had the Company’s acquisition of OPD occurred on the dates indicated, or to project our consolidated financial performance for any future period.

Condensed Consolidated Pro Forma Statement of Operations
(unaudited)

(in thousands, except per share data)	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	EMCORE	PRO FORMA	EMCORE	PRO FORMA

Revenues	$75,502	$76,966	$44,428	$72,928
Net loss	(7,722)	(8,336)	(14,559)	(12,859)

Net loss per basic and diluted shares	$(0.10)	$(0.11)	$(0.29)	$(0.24)

(in thousands, except per share data)	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007
	EMCORE	PRO FORMA	EMCORE	PRO FORMA

Revenues	$178,688	$216,193	$122,622	$206,879
Net loss	(39,635)	(38,280)	(41,260)	(36,780)

Net loss per basic and diluted shares	$(0.62)	$(0.60)	$(0.81)	$(0.72)

This transaction was accounted for as a purchase in accordance with SFAS 141, Business Combinations; therefore, the tangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The operating results of the entire business acquired are included in the accompanying consolidated statement of operations from the date of acquisition.  The acquired business is part of the Company’s Fiber Optics operating segment.

NOTE 5.  Receivables, net

The components of accounts receivable consisted of the following:
(in thousands)	As of June 30, 2008	As of September 30, 2007

Accounts receivable	$56,512	$35,558
Accounts receivable – unbilled	12,135	3,395

Accounts receivable, gross	68,647	38,953

Allowance for doubtful accounts	(490)	(802)

Total accounts receivable, net	$68,157	$38,151

NOTE 6.  Inventory, net

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor, and manufacturing overhead costs.  The components of inventory consisted of the following:
(in thousands)	As of June 30, 2008	As of September 30, 2007

Raw materials	$19,352	$19,884
Work-in-process	10,192	6,842
Finished goods	27,050	10,891
Inventory, gross	56,594	37,617

Less: allowance for excess and obsolescence	(6,528)	(8,412)

Total inventory, net	$50,066	$29,205

As part of our acquisition of Intel’s Optical Platform Division, the Company acquired inventory of approximately $31.4 million (see Note 4 - Acquisitions).

NOTE 7.  Property, Plant, and Equipment, net

The components of property, plant, and equipment consisted of the following:
(in thousands)	As of June 30, 2008	As of September 30, 2007

Land	$1,502	$1,502
Building and improvements	44,473	43,397
Equipment	104,770	75,631
Furniture and fixtures	6,458	5,643
Leasehold improvements	93	2,141
Construction in progress	6,878	3,744

Property, plant and equipment, gross	164,174	132,058

Less: accumulated depreciation and amortization	(79,236)	(74,801)

Total property, plant and equipment, net	$84,938	$57,257

As part of our acquisition of Intel’s Optical Platform Division, the Company acquired fixed assets of approximately $20.0 million (see Note 4 – Acquisitions).

As of June 30, 2008 and September 30, 2007, the Company did not have any significant capital lease agreements.

Depreciation expense was $3.5 million and $7.3 million for the three and nine months ended June 30, 2008, respectively, and $1.3 million and $5.0 million for the three and nine months ended June 30, 2007, respectively.

NOTE 8.  Goodwill and Intangible Assets, net

The following table sets forth changes in the carrying value of goodwill by reportable segment during the nine months ended June 30, 2008:

(in thousands)	Fiber Optics	Photovoltaics	Total

Balance as of October 1, 2007	$20,606	$20,384	$40,990

Acquisition – earn-out payments	712	-	712
Acquisition – Intel’s Optical Platform Division	35,030	-	35,030
Final purchase price allocation adjustment: Opticomm acquisition	118	-	118

Balance as of June 30, 2008	$56,466	$20,384	$76,850

The following table sets forth the carrying value of intangible assets, consisting of patents and acquired intellectual property (“IP”), as of June 30, 2008 and September 30, 2007, by reportable segment:

(in thousands)	As of June 30, 2008			As of September 30, 2007
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics:
Patents	$998	$(495)	$503	$845	$(358)	$487
Ortel acquired IP	3,274	(3,037)	237	3,274	(2,893)	381
JDSU acquired IP	1,040	(661)	379	1,040	(512)	528
Alvesta acquired IP	193	(193)	-	193	(187)	6
Molex acquired IP	558	(530)	28	558	(446)	112
Phasebridge acquired IP	603	(409)	194	603	(347)	256
Force acquired IP	1,075	(590)	485	1,075	(443)	632
K2 acquired IP	583	(325)	258	583	(248)	335
Opticomm acquired IP	2,178	(586)	1,592	2,504	(321)	2,183
Intel acquired IP	25,404	(1,002)	24,402	-	-	-
Subtotal	35,906	(7,828)	28,078	10,675	(5,755)	4,920

Photovoltaics:
Patents	862	(370)	492	615	(260)	355
Tecstar acquired IP	1,900	(1,900)	-	1,900	(1,900)	-
Subtotal	2,762	(2,270)	492	2,515	(2,160)	355

Total	$38,668	$(10,098)	$28,570	$13,190	$(7,915)	$5,275

Amortization expense was $1.2 million and $2.2 million for the three and nine months ended June 30, 2008, respectively, and $0.8 million and $1.9 million for the three and nine months ended June 30, 2007, respectively.

Based on the carrying amount of the intangible assets, and assuming no future impairment of the underlying assets, the estimated future amortization expense is as follows:
(in thousands)

Period ending:
Three-month period ended September 30, 2008	$1,856
Year ended September 30, 2009	4,758
Year ended September 30, 2010	4,664
Year ended September 30, 2011	4,184
Year ended September 30, 2012	3,715
Year ended September 30, 2013	2,702
Thereafter	6,691
Total future amortization expense	$28,570

As of June 30, 2008, due to the recent decline in the Company’s stock price, we tested for impairment of our goodwill and intangible assets and based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value, and therefore, no impairment was recognized for any period presented in the condensed consolidated financial statements.

NOTE 9.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of June 30, 2008	As of September 30, 2007
Compensation-related	$7,449	$8,398
Interest	-	1,775
Warranty	2,028	1,310
Professional fees	3,461	6,213
Royalty	1,491	705
Self insurance	816	794
Deferred revenue, contract losses and customer deposits	1,852	687
Tax-related	4,332	3,460
Restructuring accrual	439	2,112
Inventory obligation	1,499	1,499
Other	1,303	1,823

Total accrued expenses and other current liabilities	$24,670	$28,776

In February 2008, the Company converted all of its convertible subordinated notes into shares of common stock (see Note 11 – Debt).  As of June 30, 2008, the Company did not have any long-term debt or related accrued interest.

As of June 30, 2008, the Company had accrued $1.3 million related to estimated contract losses on certain CPV system-related orders.

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

(in thousands)	Amount Incurred in Period	Cumulative Amount Incurred to Date	Amount Expected in Future Periods	Total Amount Expected to be Incurred

One-time termination benefits	$4	$3,585	$-	$3,585

The following table sets forth changes in the accrual for restructuring charges during the nine months ended June 30, 2008:

(in thousands)

Balance at October 1, 2007	$2,112
Increase in liability	275
Costs paid or otherwise settled	(1,948)

Balance at June 30, 2008	$439

NOTE 11.  Debt

In January 2008, the Company entered into agreements with holders of approximately 97.5%, or approximately $83.3 million of its outstanding 5.50% convertible subordinated notes due 2011 (the "Notes") pursuant to which the holders converted their Notes into the Company's common stock.  In addition, the Company called for redemption of all of its remaining outstanding Notes. Upon conversion of the Notes, the Company issued shares of its common stock, based on a conversion price of $7.01, in accordance with the terms of the Notes. To incentivize certain holders to convert their Notes, the Company made cash payments to such holders equal to 4% of the principal amount of the Notes converted, plus accrued interest.  By February 20, 2008, all Notes were redeemed and converted into the Company common stock. As a result of these transactions, 12.2 million shares of the Company common stock were issued.  The Company recognized a loss totaling $4.7 million on the conversion of Notes to equity of which $3.5 million was paid in cash.  Interest expense incurred on the Notes totaled $1.6 million for the nine months ended June 30, 2008, and $1.3 million and $3.8 million for the three and nine months ended June 30, 2007, respectively.  The Company did not incur any interest expense during the three months ended June 30, 2008.

NOTE 12.  Commitments and Contingencies

The Company’s contractual obligations and commitments over the next five years are summarized in the table below:

As of June 30, 2008 (in millions)	Total	2008	2009 to 2010	2011 to 2012	2013 and later

Operating lease obligations	$6.8	$0.4	$2.2	$1.3	$2.9
Letters of credit	2.5	2.5	-	-	-
Purchase commitments (1)	242.8	17.2	134.9	90.7	-
Total contractual cash obligations and commitments	$252.1	$20.1	$137.1	$92.0	$2.9
_______________
(1)	The purchase commitments primarily represent the value of purchase agreements issued for raw materials and services that have been scheduled for fulfillment over the next three to five years.

The Company leases certain land, facilities, and equipment under non-cancelable operating leases. The leases provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense. Net facility and equipment rent expense under such leases amounted to approximately $0.5 million and $1.1 million for the three and nine months ended June 30, 2008, respectively, and approximately $0.5 million and $1.2 million for the three and nine months ended June 30, 2007, respectively.

As of June 30, 2008, the Company had ten standby letters of credit issued totaling approximately $2.5 million.

Credit Market Conditions

Recently, the U.S. capital markets have been experiencing turbulent conditions in the credit markets, as evidenced by tightening of lending standards, reduced availability of credit vehicles, and reduction of certain asset values.  This could impact the Company’s ability to obtain additional funding through financing or asset sales.

Auction Rate Securities

Historically, the Company has invested in securities with an auction reset feature (“auction rate securities”).  In February 2008, the auction market failed for the Company’s auction rate securities, which meant the Company was unable to sell its investments in auction rate securities.    During the three months ended June 30, 2008, the Company received $2.3 million from the sale of auction rate securities at par value that had previously failed as of March 31, 2008.  At June 30, 2008, the Company had approximately $3.1 million invested in auction rate securities, of which the underlying assets for $1.7 million are currently AAA rated, the highest rating by a rating agency.  The remaining $1.4 million of investments are securities whose underlying assets are primarily student loans which are substantially backed by the federal government.

As of June 30, 2008, all of the securities are classified as non-current assets.  The Company recorded a temporary unrealized loss of approximately $0.2 million to accumulated other comprehensive loss, a component of shareholders’ equity, primarily due to liquidity factors.  Based on expected operating cash flows, and other sources of cash, the Company does not anticipate the potential lack of liquidity on these investments will affect its ability to execute on its current business plan.

Legal Proceedings

The Company is subject to various legal proceedings and claims as discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.  The Company does not believe it has a potential liability related to current legal proceedings and claims that could individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any legal matters or should several legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

A motion to approve an agreement among the parties to settle the matter reflected in a stipulation of compromise and settlement was filed with the U.S. District Court for the District of New Jersey on December 3, 2007.   The Court granted the motion for preliminary approval of the settlement on January 3, 2008, and, at a hearing held on March 28, 2008, the Court issued an order giving final approval to the settlement.   The settlement has become final and effective upon the expiration of the appeal period on April 30, 2008.  Thus, the settlement is now binding on all parties and represents a final settlement of both the Federal Court Action and the State Court Actions.  For additional information regarding this matter, please see EMCORE’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

Intellectual Property Lawsuits

We protect our proprietary technology by applying for patents where appropriate and in other cases by preserving the technology, related know-how and information as trade secrets. The success and competitive position of our product lines are significantly impacted by our ability to obtain intellectual property protection for our R&D efforts.

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

On December 20, 2007, the Company was served with a complaint in another declaratory relief action which Optium had filed in the Federal District Court for the Western District of Pennsylvania.  This action seeks to have U.S. patents 6,282,003 and 6,490,071 declared invalid or unenforceable because of certain conduct alleged to have occurred in connection with the grant of these patents.  These allegations are substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  The Court denied the Company’s motion to dismiss this action and has indicated that it will be tried at the same time as the Optium Plaintiff Matters.  The Company filed its answer in this matter on May 12, 2008.  In its complaint, Optium does not seek monetary damages but asks that the patents in question be declared unenforceable and that it be awarded attorneys’ fees.  The Company believes that this action is without merit.

Commercial Litigation

On July 15, 2008 the Company was served with a complaint filed by Avago Technologies and what appear to be affiliates thereof in the United States District Court for the Northern District of California, San Jose Division.  In this complaint, Avago asserts claims for breach of contract and breach of express warranty against defendant Venture Corporation Limited (one of the Company’s customers) and asserts a tort claim for negligent interference with prospective economic advantage against the Company.  The Company has filed a motion to dismiss this action against the Company for failure to state a claim on which relief can be granted.  The Company believes that this action is without merit.

NOTE 13.  Segment Data and Related Information

The Company has four operating segments: (1) EMCORE Fiber Optics and (2) EMCORE Broadband, which are aggregated as a separate reporting segment, Fiber Optics, and (3) EMCORE Photovoltaics and (4) EMCORE Solar Power, which are aggregated as a separate reporting segment, Photovoltaics.  The Company's Fiber Optics revenue is derived primarily from sales of optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  The Company's Photovoltaics revenue is derived from sales of solar products for satellite and terrestrial applications. For satellite applications, the Company offers high-efficiency compound semiconductor-based gallium arsenide (“GaAs”) solar cells, covered interconnect cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, the Company offers its high-efficiency GaAs solar cells and integrated PV components for use in solar power concentrator systems.  The Company evaluates its reportable segments in accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information. The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker pursuant to SFAS 131, and he allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results and other non-GAAP financial ratios.  The Company’s recent acquisition of assets from Intel will reside in the Company’s Fiber Optics reporting segment.

The following table sets forth the revenue and percentage of total revenue attributable to each of the Company's reporting segments for the three and nine months ended June 30, 2008 and 2007.

(in thousands) Segment Revenue	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$53,589	71%	$27,611	62%
Photovoltaics	21,913	29	16,817	38
Total revenue	$75,502	100%	$44,428	100%

(in thousands) Segment Revenue	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$125,179	70%	$79,171	65%
Photovoltaics	53,489	30	43,451	35
Total revenue	$178,668	100%	$122,622	100%

The following table sets forth the Company's consolidated revenues by geographic region for the three and nine months ended June 30, 2008 and 2007.  Revenue was assigned to geographic regions based on the customers’ or contract manufacturers’ billing address.

(in thousands) Geographic Revenue	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$47,586	63%	$33,194	75%
Asia and South America	19,359	26	8,506	19
Europe	8,306	11	2,728	6
Other	251	-	-	-
Total revenue	$75,502	100%	$44,428	100%

(in thousands) Geographic Revenue	Nine Months Ended June 30, 2008		Nine Months Ended June 30, 2007
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$114,656	64%	$87,462	71%
Asia and South America	42,823	24	27,809	23
Europe	20,624	12	7,351	6
Other	565	-	-	-
Total revenue	$178,668	100%	$122,622	100%

The following table sets forth operating losses attributable to each of the Company’s reporting segments and corporate for the three and nine months ended June 30, 2008 and 2007.

(in thousands) Statement of Operations Data	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Operating loss by segment and corporate:
Fiber Optics	$(4,234)	$(5,053)	$(11,735)	$(17,667)
Photovoltaics	(7,213)	(1,613)	(20,549)	(7,989)
Corporate income (loss)	(195)	(6,813)	(1,483)	(15,179)
Operating loss	$(11,642)	$(13,479)	$(33,767)	$(40,835)

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each reporting segment are as follows:
(in thousands) Long-lived Assets	As of June 30, 2008	As of September 30, 2007

Fiber Optics	$135,522	$56,816
Photovoltaics	54,836	46,706

Total	$190,358	$103,522

NOTE 14.  Income Taxes

Effective October 1, 2007, the Company adopted Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB 109.  As a result of the adoption of FIN 48, the Company recorded an increase in accumulated deficit and an increase in the liability for unrecognized state tax benefits of approximately $326,000 (net of the federal benefit for state tax liabilities). All of this amount, if recognized, would reduce future income tax provisions and favorably impact effective tax rates. During the quarter ended June 30, 2008, there were no material increases or decreases in unrecognized tax benefits.  Management expects that over the next twelve months the liability for unrecognized state tax benefits will substantially decrease and does not anticipate any material increases over the next twelve months.

The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48.  At June 30, 2008, the Company had approximately $117,000 of interest and penalties accrued as tax liabilities in the Condensed Consolidated Balance Sheet.

The Company files income tax returns in the U.S. federal, state and local jurisdictions.  No federal, state and local income tax returns are currently under examination. Certain income tax returns for fiscal years 2004 through 2006 remain open to examination by U.S. federal, state and local tax authorities.

NOTE 15. Related Party Transactions

Investments

On November 29, 2006, EMCORE invested $13.5 million, and incurred $0.4 million in transaction costs, in WorldWater & Solar Technologies Corporation (“WWAT”), a leader in solar electric engineering, water management solutions and solar energy installations and products.  At September 30, 2007, EMCORE held an approximately 21% equity ownership in WWAT.  In connection with the investment, EMCORE received two seats on WWAT's Board of Directors.  EITF 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, provides guidance on whether an investor should apply the equity method of accounting to investments other than common stock.  In accordance with EITF 02-14, although the investment in WWAT gives us the ability to exercise significant influence over the operating and financial policies of the investee, since the investment does not qualify as in-substance common stock, the equity method of accounting is not appropriate.  In-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to the entity’s common stock.  The risk and reward characteristics of our investment are not substantially similar to WWAT’s common stock because our investment’s liquidation preference is considered substantive. Therefore, we are accounting for the investment in WWAT under the cost method of accounting and evaluating it for other-than-temporary impairment each reporting period.

In June 2008, the Company agreed to sell two million shares of Series D Preferred Stock of WWAT, together with 200,000 warrants to a major shareholder of both EMCORE and WorldWater at a price equal to $6.54 per share.  The sale took place through two closings, one for one million shares and 100,000 warrants, which closed in June 2008, and one for an equal number of shares and warrants which closed in July 2008. Total proceeds from the sale were approximately $13.1 million.  In the three months ended June 30, 2008, the Company recognized a gain of $3.7 million on the first sale of stock that occurred in June 2008.   As of June 30, 3008, the Company had approximately $11.1 million invested in WWAT which approximates a 17% ownership.  In the fourth quarter of 2008, the Company will recognize an additional gain of $3.7 million related to the second closing in July 2008.  In July 2008,  the Company had an approximate ownership of 16% in WWAT.

Receivables

The Company held a receivable balance owed from Velox Corporation, in which the Company has an insignificant ownership with outstanding balances of $0.3 million as of both June 30, 2008 and September 30, 2007.

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

On April 4, 2008, the Company announced that its Board of Directors had authorized management of the Company to prepare a comprehensive operational and strategic plan for the separation of the Company's Fiber Optics and Photovoltaic businesses into separate corporations.  Management is currently assessing alternative opportunities associated with the potential separation of the Company’s businesses. The purpose of the review is to determine whether there exists the potential for unlocking additional stockholder value with respect to these strategic assets through some type of separation transaction.  A separation may take the form of a spin-off transaction or a public offering of securities, and we may have discussions from time-to-time with third parties involving these possibilities.  There can be no assurances that our strategic review will lead to the completion of any separation transactions or as to the impact of these transactions on stockholder value or on us.

Quarterly Highlights

April 2, 2008 – The Company announced that it had been awarded a $4.6 million follow-on production order for solar cell receiver assemblies from Concentration Solar la Mancha of Manzanares (Ciudad Real), Spain. The receivers will be incorporated into CS la Mancha's 500X CPV system and will be deployed throughout Spain and other locations in fully licensed and funded projects.

April 10, 2008 – The Company announced that it agreed to supply CPV systems to XinAo Group in China. XinAo Group is one of China's largest energy companies and is well known for its clean-energy technologies. The program will start with the delivery of a 50 kilowatt (kW) CPV system, which was shipped in June 2008, to be installed in Langfang, China in August 2008. This system will be used for test and evaluation purposes. Once the expected reliability and performance metrics have been demonstrated, XinAo plans to install CPV systems to provide electric power for its innovative coal gasification project, which is estimated to have a requirement of 60 megawatts (MW) of power. XinAo believes that EMCORE's CPV technology will provide a cost-effective solution for its energy needs. In addition, XinAo intends to build a manufacturing plant in China, jointly owned by EMCORE, to manufacture CPV systems designed and certified by EMCORE for the Chinese market.

April 21, 2008 – The Company announced completion of the acquisition of the enterprise and storage assets of Intel’s Optical Platform Division (OPD) and the Intel Connects Cable (ICC) business for high-performance computing under the terms signed and announced previously. The assets include intellectual property, inventory, fixed assets and technology relating to XENPAK, X2, SFP, and SFP+ optical transceivers for enterprise and storage customers, as well as the Intel Connects Cables (ICC) active cable interconnects for high-performance computing clusters. This acquisition will further enhance EMCORE’s presence in the local area and storage area network market segments. These assets, along with the Telecom assets acquired in February 2008 from Intel OPD, place EMCORE among one of the major companies in the world with the most comprehensive product portfolio, vertically-integrated capability and infrastructure, and strong commitment to Telecom, Datacom, and Broadband fiber optics businesses. The acquired assets are being integrated into the EMCORE Digital Products (EDP) division.

May 5, 2008 – The Company announced that it has entered into a $28 million definitive supply agreement with ES System of Gwang-Ju, South Korea, for solar cell receivers to be fielded in fully licensed and funded solar farms in South Korea. This agreement incorporates an advance deposit to ensure production priority, and will enable the installation of 70 megawatts (MW) of solar farms. Production for this order has commenced and shipments are scheduled to occur over the next 24 months with the provisions for accelerated deliveries as well as future purchase options under the same terms.

July 9, 2008 – The Company announced that it entered into two definitive supply agreements for solar cell receivers in June 2008 with a total value of approximately $29 million. These supply agreements incorporate advance deposits to ensure production priority for these customers. The end applications for the product to be delivered range from solar farm to commercial rooftop installations employing CPV technology. Production for these orders has commenced and shipments are scheduled to occur over the next 24 months.

July 25, 2008 – The Company announced that its world record Inverted Metamorphic (IMM) solar cell technology has been chosen by R&D Magazine for an R&D 100 award. This prestigious award recognizes the IMM solar cell as one of the most innovative technologies of 2008.  Developed in conjunction with the National Renewable Energy Laboratory (NREL) and the Vehicle Systems Directorate of the US Air Force Research Laboratory (AFRL), this solar cell technology provides a platform for EMCORE’s next generation photovoltaic products for space and terrestrial solar power applications. Solar cells built using IMM technology recently achieved world record conversion efficiency of 33% used in space, and it is anticipated that efficiency levels in the 42%-45% range will be achieved when adapted for use under the 500-1500X concentrated illumination, typical in terrestrial CPV systems. Once commercialized, we believe the CPV systems that are powered with EMCORE’s IMM based products will see a reduction in the cost of power generated by approximately 10% to 20%. EMCORE expects to commercialize this technology for both space and terrestrial applications in 2009.

August 5, 2008 –  The Company announced that it entered into two new supply agreements for solar cells and receivers with a total value of over $40 million. The larger of the two purchase contracts is a multi-year supply agreement for solar cells, to be delivered over four years. The product to be delivered will be incorporated into concentrating photovoltaics (CPV) systems developed for commercial rooftop installations as well as utility-scale solar farms. The customers placing these orders are targeting CPV deployments in the United States with a particular focus on the California market. Production for these orders has commenced and approximately $1 million of product is expected to be shipped in the present quarter.

***

With several strategic acquisitions and divestures in the past year, the Company has developed a well-defined business focus and comprehensive product portfolios in two main sectors: Fiber Optics and Photovoltaics.

Fiber Optics

Our fiber optics products enable information that is encoded on light signals to be transmitted, routed (switched) and received in communication systems and networks.  Our fiber optics products provide our customers with increased capacity to offer more services, at increased data transmission distance, speed and bandwidth with lower noise video receive and lower power consumption.  Our Fiber Optics segment primarily targets the following markets:

•
Cable Television (“CATV”) Networks - We are a market leader in providing radio frequency (“RF”) over fiber products for the CATV industry.  Our products are used in hybrid fiber coaxial (“HFC”) networks that enable cable service operators to offer multiple advanced services to meet the expanding demand for high-speed Internet, on-demand and interactive video and other advanced services, such as high-definition television (“HDTV”) and voice over IP (“VoIP”).

•
Fiber-to-the-Premises (“FTTP”) Networks - Telecommunications companies are increasingly extending their optical infrastructure to the customer’s location in order to deliver higher bandwidth services. We have developed and maintain customer qualified FTTP components and subsystem products to support plans by telephone companies to offer voice, video and data services through the deployment of new fiber-based access networks.

•
Data Communications Networks - We provide leading-edge optical components and modules for data applications that enable switch-to-switch, router-to-router and server-to-server backbone connections at aggregate speeds of 10 gigabits per second (10G) and above.

•
Telecommunications Networks - Our leading-edge optical components and modules enable high-speed (up to an aggregate 40G) optical interconnections that drive advanced architectures in next-generation carrier class switching and routing networks.  Our products are used in equipment in the network core and key metro optical nodes of voice telephony and Internet infrastructures.

•
Satellite Communications (“Satcom”) Networks - We are a leading provider of optical components and systems for use in equipment that provides high-performance optical data links for the terrestrial portion of satellite communications networks.

•	Storage Area Networks - Our high performance optical components are also used in high-end data storage solutions to improve the performance of the storage infrastructure.

•
Video Transport - Our video transport product line offers solutions for broadcasting, transportation, IP television (“IPTV”), mobile video and security & surveillance applications over private and public networks. the Company’s video, audio, data and RF transmission systems serve both analog and digital requirements, providing cost-effective, flexible solutions geared for network reconstruction and expansion.

•
Defense and Homeland Security - Leveraging our expertise in RF module design and high-speed parallel optics, we provide a suite of ruggedized products that meet the reliability and durability requirements of the U.S. Government and defense markets.  Our specialty defense products include fiber optic gyro components used in precision guided munitions, ruggedized parallel optic transmitters and receivers, high-frequency RF fiber optic link components for towed decoy systems, optical delay lines for radar systems, erbium doped fiber amplifiers (“EDFAs”), terahertz spectroscopy systems and other products.

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

Photovoltaics

We believe our high-efficiency compound semiconductor-based multi-junction solar cell products provide our customers with compelling cost and performance advantages over traditional silicon-based solutions.  These include higher solar cell efficiency allowing for greater conversion of light into electricity, an increased ability to benefit from use in solar concentrator systems, ability to withstand high heat environments and reduced overall footprint.  Our Photovoltaics segment primarily targets the following markets:

•
Satellite Solar Power Generation.  We are a leader in providing solar power generation solutions to the global communications satellite industry and U.S. Government space programs.  A satellite’s operational success and corresponding revenue depend on its available power and its capacity to transmit data. We manufacture advanced compound semiconductor-based solar cell and solar panel products, which are more resistant to radiation levels in space and generate substantially more power from sunlight than silicon-based solutions.  Space power systems using our multi-junction solar cells weigh less per unit of power than traditional silicon-based solar cells. These performance characteristics increase satellite useful life, increase satellites’ transmission capacity and reduce launch costs.  Our products provide our customers with higher sunlight to electrical power conversion efficiency for reduced size and launch costs; higher radiation tolerance; and longer lifetime in harsh space environments.  We design and manufacture multi-junction compound semiconductor-based solar cells for both commercial and military satellite applications. We currently manufacture and sell one of the most efficient and reliable, radiation resistant advanced triple-junction solar cells in the world, with an average "beginning of life" efficiency of 28.5%.  In May 2007, the Company announced that it has attained solar conversion efficiency of 31% for an entirely new class of advanced multi-junction solar cells optimized for space applications.  The Company is also the only manufacturer to supply true monolithic bypass diodes for shadow protection, utilizing several the Company patented methods. The Company also provides covered interconnect cells (“CICs”) and solar panel lay-down services, giving us the capability to manufacture complete solar panels. We can provide satellite manufacturers with proven integrated satellite power solutions that considerably improve satellite economics. Satellite manufacturers and solar array integrators rely on the Company to meet their satellite power needs with our proven flight heritage.

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

***

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

The Company evaluates its goodwill and intangible assets for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Management has elected December 31 as its annual assessment date.  Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The determination as to whether a write-down of goodwill or intangible assets is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill or intangible assets are attributed. As of December 31, 2008 and 2007, we tested for impairment of our goodwill and intangible assets and based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value, and therefore, no impairment was recognized for any period presented in the condensed consolidated financial statements.  As of June 30, 2008, due to the recent decline in the Company’s stock price, we tested for impairment of our goodwill and intangible assets and based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value, and therefore, no impairment was recognized for any period presented in the condensed consolidated financial statements.

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

Revenue Recognition. Revenue is recognized upon shipment provided persuasive evidence of a contract exists, (such as when a purchase order or contract is received from a customer), the price is fixed, the product meets its specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. In those few instances where a given sale involves post shipment obligations, formal customer acceptance documents, or subjective rights of return, revenue is not recognized until all post-shipment conditions have been satisfied and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board (“FOB”) or free carrier alongside (FCA) shipping point, which means that the Company fulfills its delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the buyer bears all costs and risks of loss or damage to the goods from that point. In certain cases, the Company ships its products cost insurance and freight (“CIF”). Under this arrangement, revenue is recognized under FCA shipping point terms, but the Company pays (and bills the customer) for the cost of shipping and insurance to the customer's designated location. The Company accounts for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for its use and title and ownership have transferred to the customer. Revenue from time and material contracts is recognized at the contractual rates as labor hours and direct expenses are incurred.  The Company also generates service revenue from hardware repairs and calibrations that is recognized as revenue upon completion of the service.  Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

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

Solar Panel and Solar Power Systems Contracts - The Company records revenues from certain solar panel  and solar power systems contracts using the percentage-of-completion method in accordance with AICPA Statement of Position 81-1 ("SOP 81-1"), Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract. If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated. As of June 30, 2008, the Company had accrued $1.2 million related to estimated contract losses on certain CPV system-related orders. The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. The Company uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. Estimates are revised as additional information becomes available.   Due to the fact that the Company accounts for these contracts under the percentage-of-completion method, unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.

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

Results of Operations

The following table sets forth the condensed consolidated statements of operations data of the Company expressed as a percentage of total revenues for the three and nine months ended June 30, 2008.

Condensed Statement of Operations Data	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Product revenue	95.3%	89.1%	92.2%	88.8%
Service revenue	4.7	10.9	7.8	11.2
Total revenue	100.0	100.0	100.0	100.0

Cost of product revenue	81.8	72.4	77.9	74.4
Cost of service revenue	0.1	5.8	5.1	7.5
Total cost of revenue	81.9	78.2	83.0	81.9
Gross profit	18.1	21.8	17.0	18.1

Operating expenses:
Selling, general, and administrative	18.4	34.9	20.2	33.6
Research and development	15.1	17.3	15.7	17.8
Total operating expenses	33.5	52.2	35.9	51.4

Operating loss	(15.4)	(30.3)	(18.9)	(33.3)

Other (income) expense:
Interest income	(0.2)	(1.6)	(0.4)	(2.9)
Interest expense	-	2.8	0.9	3.1
Loss from conversion of subordinated convertible notes	-	-	2.6	-
Loss from early redemption of subordinated convertible notes	-	1.3	-	0.4
Stock–based compensation expense from tolled options	-	-	2.4	-
Gain from insurance proceeds	-	-	-	(0.3)
Gain from sale of WWAT investment	(4.9)	-	(2.0)	-
Loss on disposal of equipment	-	-	-	-
Foreign exchange gain	(0.1)	-	(0.2)	-
Total other (income) expense	(5.2)	(2.5)	3.3	0.3

Net loss	(10.2)%	(32.8)%	(22.2)%	(33.6	) %

Comparison of three and nine months ended June 30, 2008 and 2007

Consolidated Revenue

Consolidated revenue for the quarter ended June 30, 2008 totaled $75.5 million. This represents a revenue increase of over 70% when compared to $44.4 million of revenue reported in the same period last year.  Consolidated revenue for the nine months ended June 30, 2008 totaled $178.7 million. This represents a revenue increase of 46% when compared to $122.6 million of revenue reported in the same period last year.  Both of the Company’s operating segments posted increases in quarterly revenue when compared year-over-year and quarter-over-quarter.  For the three months ended June 30, 2008, international sales increased $16.7 million or 149%, when compared to the same period last year. For the three months ended June 30, 2008, revenue from government contracts, which are primarily service contracts, decreased $1.4 million or 28% to $3.6 million from $5.0 million, as reported in the same period last year.  For the nine months ended June 30, 2008, international sales increased $28.9 million or 83% when compared to the same period last year.  For the nine months ended June 30, 2008, revenue from government contracts, decreased $5.2 million or 37% to $8.9 million from $14.1 million, as reported in the same period last year.  A comparison of revenue achieved at each of the Company’s reportable segments follows:

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

For the three months ended June 30, 2008, revenue from the Company’s Fiber Optics segment increased $26.0 million or 94% to $53.6 million from $27.6 million, as reported in the same period last year.  For the nine months ended June 30, 2008, Fiber Optics revenue increased $46.0 million or 58% to $125.2 million from $79.2 million, as reported in the same period last year. The increase in Fiber Optics revenue was primarily due to increased demand for the Company’s parallel optical transceivers and our recent acquisition of Intel’s Optical Platform Division.  Demand for the Company’s legacy datacom products continued to strengthen throughout the quarter increasing 144% and 46% on a year-over-year and sequential quarterly basis, respectively.

The communications industry in which we participate continues to be dynamic. The driving factor is the competitive environment that exists between cable operators, telephone companies, and satellite and wireless service providers. Each are rapidly investing capital to deploy a converging multi-service network capable of delivering “triple play services”, i.e. digitalized video, voice and data content, bundled as a service provided by a single communication provider. As a market leader in RF transmission over fiber products for the CATV industry, the Company enables cable companies to offer multiple forms of communications to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other new services (such as HDTV and VOIP). Television is also undergoing a major transformation, as the U.S. Government requires television stations to broadcast exclusively in digital format, abandoning the analog format used for decades. Although the transition date for digital transmissions is not expected for several years, the build-out of these television networks has already begun. To support the telephone companies plan to offer competing video, voice and data services through the deployment of new fiber-based systems, the Company has developed and maintains customer qualified FTTP components and subsystem products. Our CATV and FTTP products include broadcast analog and digital fiber optic transmitters, quadrature amplitude modulation (“QAM”) transmitters, video receivers, and passive optical network (“PON”) transceivers.

There was no government contract revenue during the three and nine months ended June 30, 2008 and 2007.  Fiber optics revenue represented 71% and 62% of the Company's total revenue for the three months ended June 30, 2008 and 2007, respectively and 70% and 65% of the Company’s total revenue for the nine months ended June 30, 2008 and 2007 respectively.

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

Photovoltaics revenue for the three months ended June 30, 2008 increased $5.1 million or 30% to $21.9 million from $16.8 million as reported in the same period last year.  For the nine months ended June 30, 2008, Photovoltaics revenue increased $10.0 million or 23% to $53.5 million from $43.5 million, as reported in the same period last year. The increase in sequential quarterly revenue was due primarily to the Company’s introduction of new concentrator photovoltaics (CPV) products for commercial and utility scale applications.  Government contract revenues for photovoltaics products were $3.6 million and $5.0 million for the three months ended June 30, 2008 and 2007 respectively.  Government contract revenues for photovoltaics products were $8.9 million and $14.1 million for the nine months ended June 30, 2008 and 2007 respectively.  Photovoltaics revenue represented 29% and 38% of the Company's total revenues for the three months ended June 30, 2008 and 2007, respectively.  Photovoltaics revenues represented 30% and 35% of the Company’s total revenues for the nine months ended June 30, 2008 and 2007, respectively.

We believe the successful deployment of terrestrial solar power systems that rely on our multi-junction solar cells and CPV components will provide growth opportunities for our photovoltaics business.  Concentrating PV systems have the potential to provide cost effective solar power in regions of high solar resources.  Several countries such as Italy, Spain and Greece have provided favorable feed-in tariffs for utility-scale solar power installations.  The Company has developed high efficiency multi-junction solar cells and integrated PV components that function as the engine in concentrating photovoltaic systems, and we are well positioned to provide the enabling components in these large-scale deployments.  In the satellite industry, we believe the commercial market will present increased growth opportunities as the number of geosynchronous communication satellite launches have recovered from the decline observed earlier in the decade, with Space Systems Loral winning a substantial share of the awards over the last several years. Government and military procurement remains steady, and we have succeeded in gaining market share in that area. We have recently been awarded solar panel government contracts for military and science missions, which represents an expansion of our customer base.

Gross Profit

Consolidated gross profit for the quarter ended June 30, 2008 increased to $13.7 million from $9.7 million as reported in the same period last year.  Consolidated gross profit for the nine months ended June 30, 2008 totaled $30.4 million, which represents an increase of $8.2 million or 37% from gross profit of $22.2 million as reported in the same period last year.  Consolidated gross margin for the quarter ended June 30, 2008 was approximately 18%, which represents a decrease from 22% gross margin as reported in the same period last year.   Consolidated gross margin for the nine months ended June 30, 2008 was approximately 17%, which was slightly lower than gross margin reported in the same period last year.

Fiber Optics gross margins were 27% and 25% for the three and nine months ended June 30, 2008, respectively.  This represents an increase in gross margin from 22% as reported for the three months ended June 30, 2007 and also an increase in gross margin from 19% as reported for the nine months ended June 30, 2007.  Fiber Optics gross margin also increased from the prior quarter, which was 24% as reported.  The increase in Fiber Optics gross margins was primarily due to increased revenue; benefits associated with the ramp-up in our China manufacturing operations, implementation of certain cost reduction initiatives, and improved efficiencies driven by facility consolidation.

Photovoltaics gross margins were (3%) and (2%) for the three and nine months ended June 30, 2008, respectively.  This represents a decrease in gross margin from 22% as reported for the three months ended June 30, 2007 and a decrease in gross margin from 17% as reported for the nine months ended June 30, 2007.  Photovoltaics gross margin did improve from the prior quarter, which was (12%) as reported.  In the quarter ended March 31, 2008, our Photovoltaics division incurred charges of approximately $6.3 million related to inventory write-downs and start-up costs in our solar cell receiver line and CPV system business.   In the quarter ended June 30, 2008, our Photovoltaics division increased manufacturing capacity for its CPV components; however, equipment uptime was below plan, consequently, production volume in the quarter was not sufficient to completely absorb the additional overhead costs associated with the new CPV receiver lines placed into service.  Also, during the quarter, the Company recorded losses on CPV system projects of approximately $1.8 million primarily due to higher than standard freight and installation costs.

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

Operating Expenses

Selling, General, and Administrative. For the three months ended June 30, 2008, SG&A expenses decreased $1.6 million or 10% to $13.9 million from $15.5 million, as reported in the same period last year.  For the nine months ended June 30, 2008, SG&A expenses decreased $4.9 million or 12% to $36.3 million from $41.2 million, as reported in the same period last year.  Consistent with prior years, SG&A expense includes corporate overhead expenses.  As a percentage of revenue for the three months ended June 30, 2008 and 2007, SG&A decreased to 18% from 35%, respectively.  As a percentage of revenue for the nine months ended June 30, 2008 and 2007, SG&A decreased to 20% from 34%, respectively.  During the quarter ended June 30, 2008, the Company incurred over $3.6 million in additional SG&A expenses associated with the acquisition of Intel’s Optical Platform division, of which $1.4 related to transitional services being provided by Intel.  The Company expects the transitional services being provided by Intel to cease in September 2008, with this type of expense decreasing to less than $1 million in the quarter ended September 30, 2008.

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

For the three months ended June 30, 2008, R&D expenses increased $3.7 million or 48% to $11.4 million from $7.7 million, as reported in the same period last year. As a percentage of revenue, R&D decreased to 15% from 17% for the three months ended June 30, 2008 and 2007, respectively.  For the nine months ended June 30, 2008, R&D expenses increased $6.3 million or 29% to $28.1 million from $21.8 million, as reported in the same period last year. As a percentage of revenue R&D decreased to 16% from 18% for the nine months ended June 30, 2008 and 2007, respectively.  During the quarter ended June 30, 2008, the Company incurred over $3.6 million in additional R&D expenses associated with the acquisition of Intel’s Optical Platform division, of which $1.8 related to transitional services being provided by Intel.  The Company expects the transitional services being provided by Intel to cease in September 2008, with this type of expense decreasing to less than $1 million in the quarter ended September 30, 2008.

We believe that recently completed R&D projects in our terrestrial solar power division have the potential to greatly improve our competitive position and drive revenue growth in the next few years.

As part of the ongoing effort to cut costs, many of our projects are to develop lower cost versions of our existing products and of our existing processes, while improving quality. Also, we have implemented a program to focus research and product development efforts on projects that we expect to generate returns within one year. Our technology and product leadership is an important competitive advantage. Driven by current and anticipated demand, we intend to continue to invest in new technologies and products that we believe will offer our customers increased efficiency, higher performance, improved functionality, and/or higher levels of integration.

Other Income & Expenses

Interest Income.  The Company realized a significant decrease in interest income of $0.6 million and $2.8 million for the three and nine months ended June 30, 2008, respectively, due to its decreased cash, cash equivalents and investment position.

Interest Expense.  The Company realized a significant decrease in interest expense of $1.3 million and $2.2 million for the three and nine months ended June 30, 2008, respectively, due to the conversion of its convertible subordinated notes to equity (see Note 11 – Debt).

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

Gain from sale of investment. In June 2008, the Company sold one million shares of Series D Preferred Stock of WorldWater & Solar Technologies Corporation together with 100,000 warrants. Total cash proceeds from the sale approximated $6.5 million with a gain from the sale totaling $3.7 million.

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

Credit Market Conditions

Recently, the U.S. capital markets have been experiencing turbulent conditions in the credit markets, as evidenced by tightening of lending standards, reduced availability of credit vehicles, and reduction of certain asset values.  This could impact the Company’s ability to obtain additional funding through financing or asset sales.

Auction Rate Securities

Historically, the Company has invested in securities with an auction reset feature (“auction rate securities”).  In February 2008, the auction market failed for the Company’s auction rate securities, which meant the Company was unable to sell its investments in auction rate securities.  During the three months ended June 30, 2008, the Company received $2.3 million from the sale of auction rate securities at par value that had previously failed as of March 31, 2008.  At June 30, 2008, the Company had approximately $3.1 million invested in auction rate securities, of which the underlying assets for $1.7 million are currently AAA rated, the highest rating by a rating agency.  The remaining $1.4 million of investments are securities whose underlying assets are primarily student loans which are substantially backed by the federal government.

As of June 30, 2008, all of the securities are classified as non-current assets.  The Company recorded a temporary unrealized loss of approximately $0.2 million to accumulated other comprehensive loss, a component of shareholders’ equity, primarily due to liquidity factors.  Based on expected operating cash flows, and other sources of cash, the Company does not anticipate the potential lack of liquidity on these investments will affect its ability to execute on its current business plan.

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

Working Capital

As of June 30, 2008, the Company had working capital of approximately $82.7 million compared to $63.2 million as of September 30, 2007.  Cash, cash equivalents, and available-for-sale securities at June 30, 2008 totaled $20.1 million, which reflects a net decrease of $22.7 million from September 30, 2007.  The decrease is primarily due to payment of professional fees incurred with our review of historical stock option granting practices, legal costs associated with our patent infringement lawsuits against Optium Corporation, interest and redemption payments on our convertible subordinated notes, capital expenditures, and various other increases in net working capital requirements.

Cash Flow

Cash Used for Operations

Net cash used by operating activities for the nine months ended June 30, 2008 and 2007 was approximately $35.9 million and $44.4 million, respectively.

Cash flows used by operating activities decreased 19% in the nine months ended June 30, 2008 to the nine months ended June 30, 2007. The Company experienced an approximate $30.2 million increase in accounts receivable and a $8.1 million increase in accounts payable and accrued expenses during the nine months ended June 30, 2008 compared to a $13.6 million increase in accounts receivable and a $1.2 million increase in accounts payable and accrued expense during the nine months ended June 30, 2007 due to our recent acquisitions and increase revenue in our fiber optics segment.  The Company also saw a decrease in inventory, net of acquisitions of $10.6 million in the nine months ended June 30, 2008 versus an increase of $4.6 million in the nine months ended June 30, 2007 primarily due to the utilization of inventory purchased in our recent acquisitions.

Net Cash Used for Investing Activities

For the nine months ended June 30, 2008, net cash used for investing activities increased by $107.8 million to $59.7 million from net cash provided by investing activities of $48.1 million, as reported in the same period last year. Changes in investing cash flows for the nine months ended June 30, 2008 and 2007 consisted primarily of:

•	The cash purchase of the telecom assets from Intel of $75.0 million in fiscal 2008, plus direct transactions costs of $0.5 million.

•
An increase in capital expenditures to $15.0 million from $4.8 million, as reported in the prior year.   The increase in capital expenditures primarily relates the expansion of our production lines and upgrades reactors in our photovoltaics segment of approximately $11.5 million and additional equipment for our fiber optics production of approximately $3.5 million.

•	An investment of $13.9 million, inclusive of $0.4 million in transaction costs, in WWAT during fiscal 2007, of which one million shares were sold in 2008 for $6.5 million.

•	Net sales of $32.8 million in available-for-sale securities compared to $91.3 million for the same period in the prior year.

Net Cash Provided by Financing Activities

Cash provided by financing activities was $101.4 million for the nine months ended June 30, 2008 compared to cash used by financing activities of $11.0 million for the nine months ended June 30, 2007.  The increase in cash was due to proceeds from a private placement of common stock and warrants in fiscal 2008 of $93.7 million, plus the proceeds from the exercise of stock options of $7.0 million.  In fiscal 2007, the Company paid a principal payment on debt of $11.4 million.

Private Placement of Common Stock and Warrants

On February 20, 2008, the Company consummated the sale of $100 million of restricted common stock and warrants.  In this transaction, investors purchased 8 million shares of our common stock, no par value, and warrants to purchase an additional 1.4 million shares of our common stock.  The purchase price was $12.50 per share, priced at the 20-day volume-weighted average price.  The warrants grant the holder the right to purchase one share of our common stock at a price of $15.06 per share, representing a 20.48% premium over the purchase price.  The warrants are immediately exercisable and remain exercisable until February 20, 2013.  In addition, the Company entered into a registration rights agreement with the investors to register for resale the shares of common stock issued in this transaction and the shares of common stock to be issued upon exercise of the warrants.  Beginning two years after their issuance, the warrants may be called by the Company for a price of $0.01 per underlying share if the closing price of its common stock has exceeded 150% of the exercise price for at least 20 trading days within a period of any 30 consecutive trading days and other conditions are met.   In addition, in the event of certain fundamental transactions, principally the purchase of the Company’s outstanding common stock for cash, the holders of the warrants may demand that EMCORE purchase the unexercised portions of their warrants for a price equal to the Black-Scholes Value of such unexercised portions as of the time of the fundamental transaction.  Total agent fees incurred were 5.75% of the gross proceeds, or $5.8 million.  The Company used a substantial portion of the net proceeds to acquire the telecom assets of Intel's Optical Platform Division and is using the remainder for working capital requirements.

In the registration rights agreement, the Company agreed to pay liquidated damages in the event it did not file with the SEC a registration statement with respect to the registrable securities, or if the registration statement was not declared effective, within certain deadlines.  The Company filed the registration statement, and it was declared effective within the deadlines specified in the registration rights agreement.   The Company further agreed to pay liquidated damages if sales of the registrable securities included in the registration statement are unable to be made, or if, after a period of six months following the closing, the Company does not file with the SEC the reports required to be filed pursuant to Rule 144(c)(1) under the Securities Act and, as a result, holders are unable to sell their registrable securities.  In such events, the Company agreed to pay as liquidated damages to each holder of registrable securities relating an amount in cash equal to one (1) percent (1%) of the aggregate purchase price of such holder’s registrable securities included in such registration statement on  the day that such a failure first occurs and on every thirtieth day thereafter until such failure is cured.   Liquidated damages shall be paid on the earlier of (i) the last day of the calendar month during which such damages are incurred and (ii) the third business day after the event or failure giving rise to the damages is cured.  In the event the Company fails to make such payments in a timely manner, such liquidated damages shall bear simple interest at the rate of four (4) percent (4%) per month until paid in full.  In no event shall the aggregate amount of liquidated damages exceed, in the aggregate, ten (10) percent (10%) of the aggregate purchase price of the common stock sold in the private placement.

The Company accounted for the various components of the private placement transaction using the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock; and FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements. Warrants issued to the investors were accounted for as equity transaction with a value of $9.8 million recorded to common stock. The potential future payments to the investors are considered a contingent liability in accordance with SFAS No. 5 Accounting for Contingencies. As of June 30, 2008, the Company did not record any contingent liability associated with the liquidated damages clause.

The costs associated with this offering were $6.3 million which was recorded as an offset to common stock.

Share Dilution

The following table summarizes the Company’s equity transactions and effect on share dilution for the nine months ended June 30, 2008:

Number of Common Stock Shares Outstanding
Common stock shares outstanding – as of October 1, 2007	51,048,481

Conversion of convertible subordinated notes to equity (see Note 11 - Debt)	12,186,656
Private placement transaction	8,000,000
Acquisition of Intel’s Optical Platform Division (see Note 4 – Acquisitions)	4,422,688
Stock option exercises and other compensatory stock issuances	1,855,403

Common stock shares outstanding – as of June 30, 2008	77,513,228

Contractual Obligations and Commitments

EMCORE’s contractual obligations and commitments over the next five years are summarized in the table below:

As of June 30, 2008 (in millions)	Total	2008	2009 to 2010	2011 to 2012	2013 and later

Operating lease obligations	$6.8	$0.4	$2.2	$1.3	$2.9
Letters of credit	2.5	2.5	-	-	-
Purchase commitments (1)	242.8	17.2	134.9	90.7	-
Total contractual cash obligations and commitments	$252.1	$20.1	$137.1	$92.0	$2.9

_______________
(1)	The purchase commitments primarily represent the value of purchase agreements issued for raw materials and services that have been scheduled for fulfillment over the next three to five years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.  We do not use derivative financial instruments for speculative purposes.

Currency Exchange Rates. The United States dollar is the functional currency for the Company’s consolidated financials. The functional currency of the Company’s Spanish subsidiary is the Euro and China subsidiary is the Yuan Renminbi. The financial statements of these entities are translated to United States dollars using period end rates for assets and liabilities, and the weighted average rate for the period for all expenses and revenues. During the normal course of business, the Company is exposed to market risks associated with fluctuations in foreign currency exchange rates, primarily the Euro. To reduce the impact of these risks on the Company’s earnings and to increase the predictability of cash flows, the Company uses natural offsets in receipts and disbursements within the applicable currency as the primary means of reducing the risk. Some of our foreign suppliers may adjust their prices (in $US) from time to time to reflect currency exchange fluctuations, and such price changes could impact our future financial condition or results of operations.  The Company does not currently hedge its foreign currency exposure.

Interest Rates. We maintain an investment portfolio in a variety of high-grade (AAA), short-term debt and money market instruments such as auction-rate securities. Due in part to these factors, our future investment income may be slightly less than expected because of changes in interest rates, or we may suffer insignificant losses in principal if forced to sell securities that have experienced a decline in market value because of changes in interest rates.  The Company does not currently hedge its interest rate exposure.

Credit Market Conditions

Recently, the U.S. capital markets have been experiencing turbulent conditions in the credit markets, as evidenced by tightening of lending standards, reduced availability of credit vehicles, and reduction of certain asset values.  This could impact the Company’s ability to obtain additional funding through financing or asset sales.

Auction Rate Securities

Historically, the Company has invested in securities with an auction reset feature (“auction rate securities”).  In February 2008, the auction market failed for the Company’s auction rate securities, which meant the Company was unable to sell its investments in auction rate securities.  During the three months ended June 30, 2008, the Company received $2.3 million from the sale of auction rate securities at par value that had previously failed as of March 31, 2008.  At June 30, 2008, the Company had approximately $3.1 million invested in auction rate securities, of which the underlying assets for $1.7 million are currently AAA rated, the highest rating by a rating agency.  The remaining $1.4 million of investments are securities whose underlying assets are primarily student loans which are substantially backed by the federal government.

As of June 30, 2008, all of the securities are classified as non-current assets.  The Company recorded a temporary unrealized loss of approximately $0.2 million to accumulated other comprehensive loss, a component of shareholders’ equity, primarily due to liquidity factors.  Based on expected operating cash flows, and other sources of cash, the Company does not anticipate the potential lack of liquidity on these investments will affect its ability to execute on its current business plan.

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

Management excluded from its assessment of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, the disclosure controls and procedures and internal controls of the OPD businesses which were acquired on February 22, 2008 and April 20, 2008. Management was unable to assess the effectiveness of the disclosure controls and procedures and internal control over financial reporting of the OPD businesses because of the timing of the acquisition. Management expects to update its assessment of the effectiveness of the disclosure controls and procedures and internal control over financial reporting to include the OPD businesses as soon as practicable but in any event, no later than in the Form 10-Q for the quarterly period ended March 31, 2009.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

The Company is subject to various legal proceedings and claims as discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.  The Company does not believe it has a potential liability related to current legal proceedings and claims that could individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any legal matters or should several legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

A motion to approve an agreement among the parties to settle the matter reflected in a stipulation of compromise and settlement was filed with the U.S. District Court for the District of New Jersey on December 3, 2007.   The Court granted the motion for preliminary approval of the settlement on January 3, 2008, and, at a hearing held on March 28, 2008, the Court issued an order giving final approval to the settlement.   The settlement has become final and effective upon the expiration of the appeal period on April 30, 2008.  Thus, the settlement is now binding on all parties and represents a final settlement of both the Federal Court Action and the State Court Actions.  For additional information regarding this matter, please see EMCORE’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

Intellectual Property Lawsuits

We protect our proprietary technology by applying for patents where appropriate and in other cases by preserving the technology, related know-how and information as trade secrets. The success and competitive position of our product lines are significantly impacted by our ability to obtain intellectual property protection for our R&D efforts.

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

On December 20, 2007, the Company was served with a complaint in another declaratory relief action which Optium had filed in the Federal District Court for the Western District of Pennsylvania.  This action seeks to have U.S. patents 6,282,003 and 6,490,071 declared invalid or unenforceable because of certain conduct alleged to have occurred in connection with the grant of these patents.  These allegations are substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  The Court denied the Company’s motion to dismiss this action and has indicated that it will be tried at the same time as the Optium Plaintiff Matters.  The Company filed its answer in this matter on May 12, 2008.  In its complaint, Optium does not seek monetary damages but asks that the patents in question be declared unenforceable and that it be awarded attorneys’ fees.  The Company believes that this action is without merit.

Commercial Litigation

On July 15, 2008 the Company was served with a complaint filed by Avago Technologies and what appear to be affiliates thereof in the United States District Court for the Northern District of California, San Jose Division.  In this complaint, Avago asserts claims for breach of contract and breach of express warranty against defendant Venture Corporation Limited (one of the Company’s customers) and asserts a tort claim for negligent interference with prospective economic advantage against the Company.  The Company has filed a motion to dismiss this action against the Company for failure to state a claim on which relief can be granted.  The Company believes that this action is without merit.

ITEM 1A. RISK FACTORS

We have a history of incurring significant net losses and our future profitability is not assured.

We commenced operations in 1984 and as of June 30, 2008, we had an accumulated deficit of $383.5 million. We incurred a net loss of $39.6 million in the nine months ended June 30, 2008, net loss of $58.7 million in fiscal 2007, net income of $54.9 million in fiscal 2006 and a net loss of $13.5 million in fiscal 2005.  Fiscal 2006 results include the sale of our GELcore joint venture that resulted in a net gain, before tax, of $88.0 million.  Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future.  Although our revenue has grown in recent years, we may be unable to sustain such growth rates in light of potential changes in market or economic conditions.  In addition, our revenue growth during the three months ended June 30, 2008 was primarily due to our recent asset acquisitions.  If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability.

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

Historically, the Company has consumed cash from operations.  We had negative cash flow from operations of approximately $35.9 million during the nine months ended June 30, 2008.  We currently have approximately $82.7 million in working capital as of June 30, 2008.  On a go forward basis we do expect significant improvement from our operations.  However, if our cash on hand is not sufficient to fund the cash used by our operating activities and meet our other liquidity requirements, we will seek to obtain additional equity or debt financing or dispose of assets to provide additional working capital in the future.

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

The market for utility-scale applications of our terrestrial solar technology may take time to develop and currently is dependent on the policy decisions of non-US Governments..

We have invested and intend to continue to invest significant resources in the adaptation of our high-efficiency compound semiconductor-based GaAs solar cell products for terrestrial applications, and in mid-2006, we established a wholly-owned subsidiary, EMCORE Solar Power, Inc. (“ESP”) to conduct this business.  ESP is in the development stages and the terrestrial solar power business will require substantial additional funding for the hiring of employees, research and development and investment in capital equipment.  Factors such as changes in energy prices or the development of new and efficient alternative energy technologies could limit growth in or reduce the market for terrestrial solar power products.  In addition, we may experience difficulties in applying our satellite-based solar products to terrestrial applications in competing with new and emerging terrestrial solar power products, and in obtaining financing for utility-scale projects utilizing our technology.  The sale of concentrated photovoltaic (“CPV”) systems involve the design, manufacture and installation of large and complex structures intended for outdoor operation, with which the Company has had no previous experience.  In addition, it is expected that much of the market for our CPV systems will be outside the U.S.  This will involve partnering with non-U.S. entities, which (because terrestrial solar power generation is a relatively new industry) may have little experience in the field and which may be new companies.  In addition, participation in non-U.S. markets will involve evaluation and compliance with non-U.S. laws, regulations, and government electric supply contracts, which are also new areas for the Company.  The rates available under non-U.S. government electric supply contracts are subject to policy decisions of these governments, which can change in unpredictable ways.  There can be no assurance that our bids on solar power installations will be accepted, that we will win any of these bids, that our solar power concentrator systems will be qualified for these projects, or that government electric supply contracts will continue to offer rates which will make our products economically viable.  If our terrestrial solar cell products are not cost competitive or accepted by the market, our business, financial condition and results of operations may be materially and adversely affected.

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

The closing price of our common stock fluctuated from a high of $15.30 per share to a low of $5.64 per share during the nine months ended June 30, 2008.  Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside our control.  Significant declines in our stock price may interfere with our ability to raise additional funds through equity financing or to finance strategic transactions with our stock.  We have historically used equity incentive compensation as part of our overall compensation arrangements.  The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price.  In addition, there may be increased risk of securities litigation following periods of fluctuations in our stock price.  These and other consequences of volatility in our stock price could have the effect of diverting management’s attention and could materially harm our business.

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

We are subject to laws and regulations and must obtain certain permits and licenses relating to the use of hazardous materials. Our production activities involve the use of certain hazardous raw materials, including, but not limited to, ammonia, gallium, phosphate and arsine. If our control systems are unsuccessful in preventing a release of these materials into the environment or other adverse environmental conditions or human exposures occur, we could experience interruptions in our operations and incur substantial remediation and other costs or liabilities.  In addition, certain foreign laws and regulations place restrictions on the concentration of certain hazardous materials, including, but not limited to, lead, mercury and cadmium, in our products. Failure to comply with such laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of our products. These regulations include the European Union’s (“EU”) Restrictions on Hazardous Substances, Directive on Waste Electrical and Electronic Equipment and the directive on End of Life for Vehicles. Failure to comply with environmental and health and safety laws and regulations may limit our ability to export products to the EU and could materially adversely affect our business, financial condition and results of operations.

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

Although we have received final court approval of the settlement of the three derivative actions which were filed against certain of our current and former directors and officers relating to historical stock options practices, and the SEC has indicated that is has terminated its investigation of the matters, additional securities-related litigation (including possible litigation involving employees) may still arise.  Additional lawsuits, regardless of their underlying merit, could become time consuming and expensive, and if they result in unfavorable outcomes, there could be material adverse effect on our business, financial condition, results of operations and cash flows.  We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, which would have a further material adverse effect on our financial condition or results of operations.

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

Historically, the Company has invested in securities with an auction reset feature (“auction rate securities”).  In February 2008, the auction market failed for the Company’s auction rate securities, which meant the Company was unable to sell its investments in auction rate securities.  During the three months ended June 30, 2008, the Company received $2.3 million from the sale of auction rate securities at par value that had previously failed as of March 31, 2008.  At June 30, 2008, the Company had invested approximately $3.1 million in auction rate securities, of which the underlying assets for $1.7 million are currently AAA rated, the highest rating by a rating agency.  The remaining $1.4 million of investments are securities whose underlying assets are primarily student loans which are substantially backed by the federal government.

As of June 30, 2008, all of the securities are classified as non-current assets.  The Company recorded a temporary unrealized loss of approximately $0.2 million to accumulated other comprehensive loss, a component of shareholders’ equity, primarily due to liquidity factors.  Based on expected operating cash flows, and other sources of cash, the Company does not anticipate the potential lack of liquidity on these investments will affect its ability to execute on its current business plan.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On July 2, 2008, the Company issued David Caidor 131,259 shares and Allon Caidor 14,584 shares in connections with an earnout payment related to the Opticomm acquisition in April 2007.  The issuance and sale of the common stock described above were made in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

(b)	Not applicable

(c)	Not applicable

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

EMCORE CORPORATION

Date: August 11, 2008	By: /s/ Hong Q. Hou, Ph.D.
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2008	By: /s/ Adam Gushard
Adam Gushard
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
* Filed herewith.