Form 10-K
period 2008-09-30
EMCORE CORP
filed 2008-12-30
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $388.5 million, based on the closing sale price of $5.76 per share of common stock as reported on The NASDAQ Global Market.

The number of shares outstanding of the registrant’s no par value common stock as of December 29, 2008 was 77,791,229.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the Registrant's Definitive Proxy Statement for the Registrant's 2009 Annual Meeting of Stockholders filed within 120 days of September 30, 2008 or will be included in an amendment to this Form 10-K filed within 120 days of September 30, 2008.

EMCORE Corporation
FORM 10-K
For The Fiscal Year Ended September 30, 2008

PART I

ITEM 1.	Business

Company Overview

EMCORE Corporation (the “Company”, “we”, or “EMCORE”) is a leading provider of compound semiconductor-based components and subsystems for the broadband, fiber optic, satellite and terrestrial solar power markets.  We were established in 1984 as a New Jersey corporation. We have two reporting segments: Fiber Optics and Photovoltaics.  EMCORE's Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  EMCORE's Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, EMCORE offers high-efficiency compound semiconductor-based gallium arsenide (“GaAs”) solar cells, covered interconnect cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, EMCORE offers concentrating photovoltaic (“CPV”) systems for utility scale solar applications as well as offering its high-efficiency GaAs solar cells and CPV components for use in solar power concentrator systems.  For specific information about our Company, our products or the markets we serve, please visit our website at http://www.emcore.com.

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

Our Markets

Collectively, our products serve the telecommunications, datacom, cable television, fiber-to-the-premises, high-performance computing, defense and homeland security, and satellite and terrestrial solar power markets.

Fiber Optics

Our fiber optics products enable information that is encoded on light signals to be transmitted, routed (switched) and received in communication systems and networks.  Our Fiber Optics segment primarily offers the following product lines:

Telecom Optical Products – We believe we are a leading supplier of 10 gigabit per second (Gb/s) fully C-band and L-band tunable dense wavelength division multiplexed (DWDM) and coarse wavelength division multiplexed (CWDM) products for the next generation tele-communications systems. We are one of the few suppliers who offer vertically-integrated products, including external-cavity laser modules, integrated tunable laser assemblies (ITLAs) and 300-pin transponders. The laser module operates at a continuous wave mode, and is capable for applications of 10, 40, and 100 Gb/s due to the superior narrow linewidth characteristics. The ITLA and transponder products are fully Telcordia® qualified and comply with multi-source agreements (MSAs). We also offer a range of XFP platform OC-192 products for telecom applications. We supply to most major telecom equipment companies worldwide.

Enterprise Datacom Products – We believe we provide leading-edge optical components and transceiver modules for data applications that enable switch-to-switch, router-to-router and server-to-server backbone connections at aggregate speeds of 10 Gb/s and above. We offer the broadest range of products with XENPAK form factor which comply with 10 Gb/s Ethernet (10-GE) IEEE802.3ae standard. Our 10-GE products include short-reach (SR), long-reach (LR), extended-reach (ER), coarse WDM LX4 optical transceivers to connect between the photonic physical layer and the electrical section layer and CX4 transceivers.  In addition to the 10-GE products, EMCORE offers traditional  MSA Gigabit Ethernet (GE) 1310-nm small form factor (SFF) and small form factor pluggable (SFP) optical transceivers.  These transceivers also provide integrated duplex data links for bi-directional communication over single mode optical fiber providing high-speed Gigabit Ethernet data links operating at 1.25Gbps.

Laser/photodetector Component Products - We believe we are a leading provider of optical components including lasers, photodetectors and various forms of packaged subassemblies. Products include chip, TO, and TOSA forms of high-speed 850nm vertical cavity VCSELs, distributed feedback Bragg (DFB) lasers, positive-intrinsic-negative (pin) and avalanche photodiode (APD) components for 2G, 8G and 10G Fibre Channel, Ethernet and 10 GE, FTTP, and Telecom applications.  While we provide the component products to the entire industry, we also enjoy the benefits of vertically-integrated infrastructure through a low-cost and early availability of new product introduction.

Parallel Optical Transceiver and Cable Products – EMCORE has been the technology and product leader of optical transmitter and receiver products utilizing arrays of optical emitting or detection devices, e.g., vertical-cavity surface-emitting lasers (VCSELs) and photodetectors (PDs). These optical transmitter, receiver, and transceiver products are used for back-plane interconnects, switching/routing between telecom racks and high-performance computing clusters. EMCORE’s products include 12-lane SNAP-12 MSA transmitter and receivers with single, double, and quadruple data rates and 4-lane optical media converters with single and double data rates. Based on the core competency of 4-lane parallel optical transceivers, we offer optical fiber ribbon cables with embedded parallel-optical transceivers within the connectors, EMCORE Connects Cables (ECC). These products, with aggregated bandwidth between 10-40 Gb/s, are ideally suited for high-performance computing clusters. Our products provide our customers with increased network capacity; increased data transmission distance and speeds; increased bandwidth; lower power consumption; improved cable management over copper interconnects; and lower cost optical interconnections for massively parallel multi-processors.

Fiber Channel Transceiver Products - EMCORE offers tri-rate SFF and SFP optical transceivers for storage area networks. The MSA transceiver module is designed for high-speed Fibre Channel data links supporting up to 4.25 Gb/s (4X Fibre Channel rate). The products provide integrated duplex data links for bi-directional communication over Multimode optical fiber.

 Cable Television (CATV) Products - We are a market leader in providing radio frequency (RF) over fiber products for the CATV industry.  Our products are used in hybrid fiber coaxial (HFC) networks that enable cable service operators to offer multiple advanced services to meet the expanding demand for high-speed Internet, on-demand and interactive video and other advanced services, such as high-definition television (HDTV) and voice over IP (VoIP).  Our CATV products include forward and return-path analog and digital lasers, photodetectors and subassembly components, broadcast analog and digital fiber-optic transmitters and quadrature amplitude modulation (QAM) transmitters and receivers.  Our products provide our customers with increased capacity to offer more cable services; increased data transmission distance, speed and bandwidth; lower noise video receive; and lower power consumption.

 Fiber-To-The-Premises (FTTP) Products - Telecommunications companies are increasingly extending their optical infrastructure to their customers’ location in order to deliver higher bandwidth services. We have developed customer qualified FTTP components and subsystem products to support plans by telephone companies to offer voice, video and data services through the deployment of new fiber optics-based access networks.  Our FTTP products include passive optical network (PON) transceivers, analog fiber optic transmitters for video overlay and high-power erbium-doped fiber amplifiers (EDFA), analog and digital lasers, photodetectors and subassembly components, analog video receivers and multi-dwelling unit (MDU) video receivers.  Our products provide our customers with higher performance for analog and digital characteristics; integrated infrastructure to support competitive costs; and additional support for multiple standards.

 Satellite Communications (Satcom) Products - We believe we are a leading provider of optical components and systems for use in equipment that provides high-performance optical data links for the terrestrial portion of satellite communications networks. Our products include transmitters, receivers, subsystems and systems that transport wideband radio frequency and microwave signals between satellite hub equipment and antenna dishes.  Our products provide our customers with increased bandwidth and lower power consumption.

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

Photovoltaics

We believe our high-efficiency compound semiconductor-based multi-junction solar cell products provide our customers with compelling cost and performance advantages over traditional silicon-based solutions.  These advantages include higher solar cell efficiency allowing for greater conversion of light into electricity as well as a  superior ability to withstand extreme heat and radiation environments. These advantages enable a reduction in a customer’s solar product footprint by providing more power output with less solar cells, which is an enhanced benefit when our product is used in concentrating photovoltaic (CPV) systems.  Our Photovoltaics segment primarily targets the following markets:

•
Satellite Solar Power Generation - We believe we are a leader in providing solar power generation solutions to the global communications satellite industry and U.S. government space programs.  A satellite’s operational success and corresponding revenue depend on its available power and its capacity to transmit data. We provide advanced compound semiconductor-based solar cells and solar panel products, which are more resistant to radiation levels in space and generate substantially more power from sunlight than silicon-based solutions.  Space power systems using our multi-junction solar cells weigh less per unit of power than traditional silicon-based solar cells. Our products provide our customers with higher conversion efficiency for reduced solar array size and launch costs, higher radiation tolerance, and longer lifetime in harsh space environments.

We design and manufacture multi-junction compound semiconductor-based solar cells for both commercial and military satellite applications. We currently manufacture and sell one of the most efficient and reliable, radiation resistant advanced triple-junction solar cells in the world, with an average "beginning of life" efficiency of 28.5%.  EMCORE is in the final stages of qualifying the next generation high efficiency multi-junction solar cell platform for space applications which will have an average conversion efficiency of 30%, providing our customers with expanded capability.

Additionally, we are developing an entirely new class of advanced multi-junction solar cell with even higher conversion efficiency.  This new architecture, called inverted metamorphic (IMM), is being developed in conjunction with the National Renewable Energy Laboratory and the US Air Force Research Laboratory and to date has demonstrated conversion efficiency exceeding 33% on an R&D scale.  We believe EMCORE is also the only manufacturer to supply true monolithic bypass diodes for shadow protection by utilizing several EMCORE patented methods.

EMCORE also provides covered interconnect cells (CICs) and solar panel lay-down services, giving us the capability to manufacture fully integrated solar panels for space applications. We can provide satellite manufacturers with proven integrated satellite power solutions that significantly improve satellite economics. Satellite manufacturers and solar array integrators rely on EMCORE to meet their satellite power needs with our proven flight heritage. The pictures below represent a solar cell and solar panel used for satellite space power applications.

•
Terrestrial Solar Power Generation - Solar power generation systems utilize photovoltaic cells to convert sunlight to electricity and have been used in space programs and, to a lesser extent, in terrestrial applications for several decades.  The market for terrestrial solar power generation solutions has grown significantly as solar power generation technologies improve in efficiency, as global prices for non-renewable energy sources (i.e., fossil fuels) continue to rise over the long term, and as concern has increased regarding the effect of carbon emissions on global warming. Terrestrial solar power generation has emerged as one of the most rapidly expanding renewable energy sources due to certain advantages solar power has when compared to other energy sources, including reduced environmental impact, elimination of fuel price risk, installation flexibility, scalability, distributed power generation (i.e., electric power is generated at the point of use rather than transmitted from a central station to the user), and reliability. The rapid increase in demand for solar power has created a growing need for highly efficient, reliable and cost-effective concentrating solar power systems.

EMCORE has adapted its high-efficiency compound semiconductor-based multi-junction solar cell products for terrestrial applications, which are intended for use with concentrator photovoltaic (CPV)  systems in utility-scale installations. EMCORE has attained 39% peak conversion efficiency under 1000x illumination on its terrestrial concentrating solar cell products in volume production. This compares favorably to average efficiency of 15-21% of silicon-based solar cells and approximately 35% for competing multi-junction cells. We believe that solar concentrator systems assembled using our compound semiconductor-based solar cells will be competitive with silicon-based solar power generation systems, in certain geographic regions, because they are more efficient and, when combined with the advantages of concentration, we believe will result in a lower cost of power generated.  Our multi-junction solar cell technology is not subject to silicon shortages, which have led to increasing prices in the raw materials required for silicon-based solar cells.  EMCORE currently serves the terrestrial solar market with two levels of concentrated photovoltaic (CPV) products: components (including solar cells and solar cell receivers) and CPV power systems, as shown in the pictures below:

While the terrestrial power generation market is still developing, we are currently shipping production orders of CPV components to several solar concentrator companies, and providing samples to many others, including major system manufacturers in the United States, Europe, and Asia.  We have finished installations of a total of approximately 1 megawatt (MW) CPV systems in Spain, China, and US with our own Gen-II design (as shown in the picture above). EMCORE has recently responded to several RFPs from public utility companies in the US for a total of several hundred MWs using its Gen-III design. The Gen-III product, with enhanced performance (including a module efficiency of approximately 30%) and much improved cost structure, is scheduled to be in volume production by the second half of calendar 2009.

In July 2008, we announced our solar cell technology which provides a platform for EMCORE’s next generation photovoltaic products for space and terrestrial solar power applications. Solar cells built using Inverted Metamorphic (“IMM”) technology recently achieved world record conversion efficiency of 33% when used in space, and it is anticipated that efficiency levels in the 42%-45% range will be achieved when adapted for use under the 500-1500X concentrated illumination, typical in terrestrial concentrator photovoltaic (CPV) systems. Once commercialized, the CPV systems that are powered with EMCORE’s IMM-based solar cells will realize an approximately 10% to 20% reduction in the cost of power generated. EMCORE expects to begin commercializing this technology for both space and terrestrial applications in 2009. Due to its unique design, the IMM cell is approximately one fifteenth the thickness of the conventional multi-junction solar cell and will enable a new class of extremely lightweight, high-efficiency, and flexible solar arrays for space applications. Furthermore, this technology can be readily integrated into EMCORE’s complete line of CPV receiver products and provide increased energy conversion efficiency in CPV power systems.

EMCORE’s Strategy

After completing several strategic acquisitions and divestures over the past few years, EMCORE has developed a strong business focus and comprehensive product portfolio in two main sectors: Fiber Optics and Photovoltaics.  Our principal objective is to maximize shareholder value by leveraging our expertise in advanced compound semiconductor technologies to be a leading provider of high-performance, cost-effective product solutions in each of the markets that we serve.  Key elements of our strategy include:

Drive Business Growth, Reduce Cost, and Deliver Profitability.
With our enhanced product portfolio, expanded customer base, and established vertically-integrated, low-cost manufacturing infrastructure in our fiber optics business, we are better positioned than ever to leverage our resources and infrastructure to grow our revenue through new product introductions and gain market share. Several initiatives for cost reduction will come to fruition in fiscal 2009, which should improve our gross profit and margins.  The Company has also significantly reduced capital expenditures and has placed a greater emphasis on improving its working capital management. While we enjoy the moderate growth and greater visibility in our satellite photovoltaics business, we recognize the need of further investment in our CPV business to develop a more cost competitive design. It is the commitment of management to deliver overall profitability once the Gen-III product is deployed.

Focus Our R&D Effort on Cost Reduction and Market Share Gain..
EMCORE has invested substantially in research and development and product engineering over the past years. We have developed a clear path towards business growth and are recognized as a technology leader in both our Fiber Optics and Photovoltaics segments.  In fiscal 2009, we will be focusing our R&D and product engineering efforts on product cost reduction and market share gain through more complete product solutions for our customers.

Grow Our Terrestrial Solar Power Business by Focused Effort and Strategic Partnership.
For our CPV component business, we will continue to secure and expand our leadership position by providing high-performance, reliable, and cost-effective products and excellent customer service. For our CPV system business, our business development focus will be in the U.S. market primarily due to the extension of the investment tax credit (ITC) and other favorable policies for renewable energy in the U.S. Our Gen-III CPV system solution should provide a competitive levelized cost of energy for utility scale projects in certain regions. We will continue to develop and expand strategic partnerships with major international companies to drive our business penetration and expansion into the international markets. We expect a substantial ramp of our CPV business to occur in the second half of 2009.

Pursue Strategic Acquisitions and Partnership Opportunities.
We are committed to the ongoing evaluation of strategic opportunities that can expand our addressable markets and strengthen our competitive position. Where appropriate, we will acquire additional products, technologies, or businesses that are complementary to, or that broaden the markets in which we operate. We plan to pursue strategic acquisitions and partnerships to increase revenue which will allow for higher overhead absorption and improved gross margins.

On August 28, 2008, EMCORE entered into a non-binding Memorandum of Understanding with a subsidiary of an international conglomerate headquartered in South Korea, outlining the terms pursuant to which the parties would cooperate with respect to bidding on CPV and other photovoltaic projects in North America, Europe and the Middle East.  The Memorandum also described other possible areas of cooperation, including supply chain management and the possible establishment of a manufacturing joint venture.

Recent acquisitions include:

•
On February 22, 2008, EMCORE acquired telecom-related assets of Intel Corporation’s Optical Platform Division (“OPD”) that included inventory, fixed assets, intellectual property, and technology comprised of tunable lasers, tunable transponders, 300-pin transponders, and integrated tunable laser assemblies.

•
On April 20, 2008, EMCORE acquired the enterprise and storage-related assets of Intel Corporation’s OPD business, as well as Intel’s Connects Cables business.  The assets acquired include inventory, fixed assets, intellectual property, and technology relating to optical transceivers for enterprise and storage customers, as well as optical cable interconnects for high-performance computing clusters.

Please refer to Risk Factors under Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplemental Data under Item 8 for further discussion of these transactions.

Restructuring Programs

EMCORE is committed to achieving profitability by increasing revenue through the introduction of new products, reducing our cost structure and lowering the breakeven points of our product lines.  We have significantly streamlined our manufacturing operations by focusing on core competencies to identify cost efficiencies. Where appropriate, we transferred the manufacturing of certain product lines to low-cost contract manufacturers or our own manufacturing facility in China whenever such transfer can lower costs while maintaining quality and reliability.

EMCORE’s restructuring programs are designed to further reduce the number of our manufacturing facilities, in addition to the divesture or exit from selected businesses and product lines that are not strategic or are not capable of achieving desired revenue or profitability goals.  In addition, we will continue to drive operational efficiency and reduce overhead costs.

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

Government Research Contract Funding

We derive a portion of our revenue from funding by various agencies of the U.S. Government of research contracts and subcontracts. These contracts typically cover work performed over extended periods of time, from several months up to several years. These contracts may be modified or terminated at the convenience of the U.S. Government and may be subject to government budgetary fluctuations.

Please refer to Risk Factors under Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplemental Data under Item 8 for further discussion of U.S. Government contracts.

Sales and Marketing

We sell our products worldwide through our direct sales force, external sales representatives and distributors and application engineers. Our sales force communicates with our customers’ engineering, manufacturing and purchasing personnel to determine product design, qualifications, performance and cost. Our strategy is to use our direct sales force to sell to key accounts and to expand our use of external sales representatives for increased coverage in international markets and certain domestic segments.

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

Manufacturing

As of September 30, 2008, we had thirteen dedicated MOCVD (metal organic chemical vapor deposition) systems for both development and production, which are capable of processing virtually all compound semiconductor-based materials and devices.  Our operations include wafer fabrication, device design and production, fiber optic module, subsystem and system design and manufacture, and solar panel engineering and assembly.  Many of our manufacturing operations are computer monitored or controlled to enhance production output and statistical control. We employ a strategy of minimizing ongoing capital investments, while maximizing the variable nature of our cost structure. We maintain supply agreements with many key suppliers throughout our supply chain management function. Where we can gain cost advantages while maintaining quality and intellectual property control, we outsource the production of certain subsystems, components and subassemblies to contract manufacturers located overseas. Our contract manufacturers must maintain comprehensive quality and delivery systems, and we continuously monitor them for compliance.

Our various manufacturing processes involve extensive quality assurance systems and performance testing. Our facilities have acquired and maintain certification status for their quality management systems. Our manufacturing facilities located in Albuquerque, New Mexico; Alhambra, California and LangFang, China are registered to ISO 9001 standards.

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

As of September 30, 2008, we had three MOCVD systems dedicated to R&D efforts.  The R&D staff utilizes x-ray, optical and electrical characterization equipment, as well as device and module fabrication and testing equipment, which generates data rapidly, allowing for shortened development cycles and rapid customer response.

As part of the ongoing effort to cut costs, many of our projects are used to develop lower cost versions of our existing products. We also actively compete for R&D funds from U.S. Government agencies and other entities. In view of the high cost of development, we solicit research contracts that provide opportunities to enhance our core technology base and promote the commercialization of targeted products. Generally, internal R&D funding is used for the development of products that will be released within twelve months and external funding is used for long-term R&D efforts.

EMCORE’s Photovoltaics division recently announced the following new product development:

•
In July 2008, we announced our solar cell technology which provides a platform for EMCORE’s next generation photovoltaic products for space and terrestrial solar power applications. Solar cells built using Inverted Metamorphic (“IMM”) technology recently achieved world record conversion efficiency of 33% when used in space, and it is anticipated that efficiency levels in the 42%-45% range will be achieved when adapted for use under the 500-1500X concentrated illumination, typical in terrestrial concentrator photovoltaic (CPV) systems. Once commercialized, the CPV systems that are powered with EMCORE’s IMM-based solar cells will realize an approximately 10% to 20% reduction in the cost of power generated. EMCORE expects to begin commercializing this technology for both space and terrestrial applications in 2009. Due to its unique design, the IMM cell is approximately one fifteenth the thickness of the conventional multi-junction solar cell and will enable a new class of extremely lightweight, high-efficiency, and flexible solar arrays for space applications. Furthermore, this technology can be readily integrated into EMCORE’s complete line of CPV receiver products and provide increased energy conversion efficiency in CPV power systems.

EMCORE’s Fiber Optics division recently announced the following new product development:

•
In June 2008, we announced that our optical fiber EMCORE Connects Cables (ECC) are being used by IBM on the Department of Energy’s supercomputer nicknamed Roadrunner, the first supercomputer to break the 1,000 trillion calculations per second mark known as a Petaflop.  EMCORE Connects Cables are high-performance InfiniBand® interconnects that operate at high-speed 20G data rates with an extremely low bit error rate of 10-15.

Please refer to Risk Factors under Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplemental Data under Item 8 for further discussion of our R&D efforts.

Intellectual Property and Licensing

We protect our proprietary technology by applying for patents, where appropriate, and in other cases by preserving the technology, related know-how and information as trade secrets. The success and competitive position of our product lines depends significantly on our ability to obtain intellectual property protection for our R&D efforts. We also acquire, through license grants or assignments, rights to patents on inventions originally developed by others.  As of September 30, 2008, we held approximately 148 U.S. patents and 12 foreign patents and have over 100 additional patent applications pending. Our U.S. patents will expire on varying dates between 2009 and 2027.  These patents and patent applications claim various aspects of current or planned commercial versions of our materials, components, subsystems and systems.

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

Environmental Regulations

We are subject to U.S. Federal, state, and local laws and regulations concerning the use, storage, handling, generation, treatment, emission, release, discharge, and disposal of certain materials used in our R&D and production operations, as well as laws and regulations concerning environmental remediation, homeland security, and employee health and safety. The production of wafers and devices involves the use of certain hazardous raw materials, including, but not limited to, ammonia, phosphine, and arsine.  If our control systems are unsuccessful in preventing release of these or other hazardous materials or we fail to comply with such environmental provisions, our actions, whether intentional or inadvertent, could result in fines and other liabilities to the U.S. Government or third parties, and injunctions requiring us to suspend or curtail operations which could have a material adverse effect on our business.

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

Fiber Optics

CATV Networks.  Our competitors include Finisar and Hitachi Yagi at the subsystem level and Applied Optoelectronics, Inc. and Eudyna Device, Inc. at the component product level.

FTTP and Telecommunications Networks.  Our competitors include Cyoptics, MRV Communications, and Sumitomo for telecommunications and FTTP components.  For 10G transceivers and parallel optical modules, our principal competitors include Avago, Finisar Corporation, JDSU, Opnext, Inc. and numerous smaller vendors.

Data Communications, Storage Area Networks and Consumer Products.   Our competitors include Avago, Finisar, Hitachi Cable and Opnext and numerous smaller vendors.

Satellite Communications Networks.   Our primary competitors are Foxcom and MITEQ, Inc.

Video Transport Products.   Our primary competitors are Evertz and Telecast.

Defense and Homeland Security. The competitors in RF transport for defense and homeland security products include Aegis Technologies, Finisar Corporation, Gemfire Corporation, Linear Photonics, LLC, and JDSU.

Photovoltaics

Satellite Solar Power Generation.  In the market for satellite solar power products, we primarily compete with Azure Solar GmbH, SHARP Corporation and Spectrolab, Inc., a subsidiary of Boeing.

Terrestrial Solar Power Generation.  In the market for terrestrial solar power products, we primarily compete with Azure Solar GmbH and Spectrolab, Inc. in the solar cell market and Amonix, Concentrix, GreenVolts, Menova, Renovalia, and SolFocus in the solar power systems market.

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

There are substantial barriers to entry by new competitors across our product lines. These barriers include the large number of existing patents, the time and costs to be incurred to develop products, the technical difficulty in manufacturing semiconductor-based products, the lengthy sales and qualification cycles and the difficulties in hiring and retaining skilled employees with the required scientific and technical backgrounds. We believe that the primary competitive factors within our current markets are yield, throughput, performance, reliability, breadth of product line, product heritage, customer satisfaction and customer commitment to competing technologies. Competitors may develop enhancements to or future generations of competitive products that offer superior price and performance characteristics. We believe that in order to remain competitive, we must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide.

Order Backlog

As of September 30, 2008, we had an order backlog of approximately $117.2 million compared to $149 million in the prior year.  Our order backlog is defined as purchase orders or supply agreements accepted by the Company with expected product delivery and / or services to be performed in the future.  The September 30, 2008 order backlog is comprised of $96.1 million related to our Photovoltaics segment of which $60.9 million is expected to be delivered subsequent to fiscal 2009 and $21.1 million related to our Fiber Optics segment expected to be delivered in fiscal 2009.

On December 17, 2007, EMCORE announced that it had received a purchase order to supply 5.7 Megawatts of CPV, along with a letter of intent for follow-on projects of 14.3 MW, from DI Semicon, a South Korean semiconductor packaging company, and that it had also executed an agreement with the same company relating to the formation of a joint venture in South ever Korea to manufacture CPV systems in South Korea.   No amounts from this order were included in EMCORE’s backlog, and, due to DI Semicon’s inability to obtain necessary financing, EMCORE no longer expects any product orders from, or other arrangements with, DI Semicon to result in the foreseeable future.

From time to time, our customers may request that we delay shipment of certain orders and our backlog could also be adversely affected if customers unexpectedly cancel purchase orders that we’ve previously accepted.  A majority of our fiber optics products typically ship within the same quarter as when the purchase order is received; therefore, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

Employees

As of September 30, 2008, we had 1,006 employees, including 191 employees in China.  Of our total employees 51 had a Ph.D. degree.  Our year-end headcount included 609 employees in manufacturing operations, 170 employees in R&D, 193 employees in sales, general and administration (SG&A), and 34 temporary employees. This represented a net increase of 221 employees or 28% when compared to September 30, 2007.   Excluding headcount in China, the Company' headcount increased 86 employees from September 30, 2007 primarily due to the acquisition of Intel Corporation's Optical Platform Division.

None of our employees are covered by a collective bargaining agreement.  We have never experienced any labor-related work stoppage and believe that our employee relations are good.

Competition is intense in the recruiting of personnel in the semiconductor industry.  Our ability to attract and retain qualified personnel is essential to our continued success. We are focused on retaining key contributors, developing our staff and cultivating their level of commitment.

ITEM 1A.	Risk Factors

Our disclosure and analysis in this 2008 Annual Report on Form 10-K contain some forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of Exchange Act, that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public.  These statements are based largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  They relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, projections about our future results, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate.  These forward-looking statements may be identified by the use of terms and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “targets”, “can”, “may”, “could”, “will”, and variations of these terms and similar phrases.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should keep this in mind as you consider forward-looking statements.

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

We commenced operations in 1984 and as of September 30, 2008, we had an accumulated deficit of $424.8 million. We incurred a net loss of $80.9 million in fiscal 2008, net loss of $58.7 million in fiscal 2007, and net income of $54.9 million in fiscal 2006.  Fiscal 2006 results include the sale of our GELcore joint venture that resulted in a net gain, before tax, of $88.0 million.  Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future.  Although our revenue has grown in recent years, we may be unable to sustain such growth rates in light of potential changes in market or economic conditions.  If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability.

We may be unable to obtain additional financing, increase our revenue and lower our costs of operations, which could adversely affect our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain financing and achieve levels of revenue and cost reductions that are adequate to support our capital and operating requirements.  No assurance can be given that we will be able to obtain additional financing on terms that are satisfactory to us or increase our revenue and reduce our operating costs to levels that will sufficiently support our capital and operating requirements.  We may be unable to obtain adequate financing, increase our revenue and/or lower our costs.  Our recurring losses raise substantial doubt about our ability to continue as a going concern.  Our auditors have included in their report an explanatory paragraph regarding the recurring losses that raise substantial doubt about our ability to continue as a going concern.

We may not be able to increase or sustain our recent revenue growth rate, and we may not be able to manage our future revenue growth effectively.

Over the last five years, the Company’s compound annual revenue growth rate exceeded 32%.  We may not be able to increase or sustain this revenue growth rate.  In February 2008, the Company acquired assets of the telecom portion of Intel Corporation’s Optical Platform Division (“OPD”).  In April 2008, the Company acquired the enterprise and storage assets of Intel Corporation’s OPD business, as well as Intel’s Connects Cables business.  These acquisitions totaled approximately $41.6 million or approximately 17% of total consolidated revenue in fiscal 2008.  We may not experience similar growth of our total consolidated revenue or even similar revenue growth within our Fiber Optics segment in future periods. Accordingly, investors should not rely on the results of any prior quarterly or annual period as an indication of our future operating performance.

Our future revenue is inherently unpredictable.  As a result, our operating results are likely to fluctuate from period to period, and we may fail to meet the expectations of our analysts and/or investors, which may cause volatility in our stock price and may cause our stock price to decline.

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

Our credit facility agreement with Bank of America, N.A., contains customary covenants and defaults, including among others, limitations on dividends, incurrence of indebtedness and liens and mergers and acquisitions and may restrict our operating flexibility.

As a result of the foregoing, we believe that period-to-period comparisons of our results of operations should not be relied upon as indications of future performance.  In addition, our results of operations in one or more future quarters may fail to meet the expectations of analysts or investors, which would likely result in a decline in the trading price of our common stock.

Our ability to achieve operational and material cost reductions and to realize production efficiencies for our operations is critical to our ability to achieve long-term profitability.

We have implemented a number of operational and material cost reductions and productivity improvement initiatives, which are intended to reduce our expense structure at both the cost of goods sold and the operating expense levels. Cost reduction initiatives often involve facility consolidation and re-design of our products, which requires our customers to accept and qualify the new designs, potentially creating a competitive disadvantage for our products.  These initiatives can be time-consuming and disruptive to our operations and costly in the short-term.  Successfully implementing these and other cost-reduction initiatives throughout our operations is critical to our future competitiveness and ability to achieve long-term profitability. However, there can be no assurance that these initiatives will be successful in creating profit margins sufficient to sustain our current operating structure and business.

Financial markets worldwide are currently in the midst of an unprecedented crisis which may have a materially adverse impact on the Company, our customers and our suppliers.

Financial markets are in an unprecedented financial crisis worldwide, affecting both debt and equity markets, which has substantially limited the amount of financing available to all companies, including companies with substantially greater resources, better credit ratings and more successful operating histories than us.  It is impossible to predict how long this crisis will last or how it will be resolved.  It may, however, have a materially adverse affect on the Company for a number of reasons, such as:

•
The Company’s historic lack of profitability has caused it to consume cash, through acquisitions, operations and as a result of the research and development and capital expenditures necessary to expand the market which the Company serves (particularly the terrestrial solar market), as discussed in more detail below.  The Company may be unable to acquire the cash necessary to finance these activities from either the debt or the equity markets and as a result the Company may be unable to continue operations.

•
The Company’s fiber optics products are sold principally to large publicly held companies which are also dependent on public debt and equity markets.  Our customers may be unable to obtain the financing necessary to continue their own operations.

•
The market for the products of the Company’s fiber optics customers, into which the Company’s fiber optics products are incorporated, is dependent on capital spending from telecommunications and data communications companies, which may also be adversely affected by the lack of financing.

•
The market for the Company’s satellite solar cells may also be adversely affected by the worldwide financial crisis, because the market for commercial satellites depends on capital spending by telecommunications companies and the market for military satellites depends on resources allocated for military intelligence spending, which may be restricted.  The market for the Company’s terrestrial solar products is dependent on the availability of project financing for photovoltaic projects, which may no longer be available, and is also largely dependent on government support of various types, such as investment tax credits, which may no longer be available as governments allocate scarce resources to deal with the financial crisis.

•
A reduction in the Company’s sales will adversely affect the Company’s ability to draw on its existing line of credit with Bank of America because that line of credit is largely dependent on the level of the Company’s accounts receivable.

In addition, the worldwide financial crisis may adversely affect certain assets held by the Company.  Historically, the Company has invested in securities with an auction reset feature (“auction rate securities”).  Beginning in February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, resulting from a lack of liquidity, which occurs when sell orders exceed buy orders, and does not necessarily signify a default by the issuer. In February 2008, the auction market failed for the Company’s auction rate securities, which meant the Company was unable to sell its investments in auction rate securities.   At September 30, 2008, the Company had approximately $3.1 million in auction rate securities.  For failed auctions, we continue to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. The underlying assets for $1.7 million of this total are currently AAA rated, the highest rating by a rating agency.  The remaining $1.4 million of investments are securities whose underlying assets are primarily student loans which are substantially backed by the U.S. Government. In October 2008, the Company received agreements from its investment brokers announcing settlement of the auction rate securities at 100% par value, of which $1.7 million was settled in November 2008 and $1.4 million is expected to be settled by June 2010.  The Company classified $1.7 million as a current asset and the remaining $1.4 million as a long-term asset based on the expected settlement dates.  Due to the fact the Company will receive full value for all securities; we have not recorded any impairment on these investments as of September 30, 2008.  If we are unable to liquidate and settle these auction rate securities on favorable terms and conditions, such liquidity limitations could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flow.

The market price for our common stock has experienced significant price and volume volatility and is likely to continue to experience significant volatility in the future.  This volatility may impair our ability to finance strategic transactions with our stock and otherwise harm our business

The closing price of our common stock fluctuated from a high of $15.30 per share to a low of $4.46 per share during the year ended September 30, 2008.  As of December 29, 2008 our stock price was $0.90.  Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside our control.  Significant declines in our stock price may interfere with our ability to raise additional funds through equity financing or to finance strategic transactions with our stock.  We have historically used equity incentive compensation as part of our overall compensation arrangements.  The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price.  In addition, there may be increased risk of securities litigation following periods of fluctuations in our stock price.  These and other consequences of volatility in our stock price could have the effect of diverting management’s attention and could materially harm our business, and could be exacerbated by the current worldwide financial crisis.

We have significant liquidity and capital requirements and may require additional capital in the future.  If we are unable to obtain the additional capital necessary to meet our requirements, our business may be adversely affected.

Historically, the Company has consumed cash from operations.  We had negative cash flow from operations of approximately $41.9 million during fiscal 2008.  We have managed our liquidity situation through a series of cost reduction initiatives, capital markets transactions and the sale of assets.  We currently have approximately $79.2 million in working capital as of September 30, 2008.  The global credit market crisis has had a dramatic effect on the markets we serve and has created a substantially more difficult business environment for us. We do not believe it is likely that these adverse economic conditions, and their effect on the technology industry, will improve significantly in the near term, notwithstanding the unprecedented intervention by the U.S. and other governments in the global banking and financial systems.

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

 The market for our terrestrial solar power products for utility-scale applications may take time to develop, is rapidly changing and extremely price-sensitive, involves issues with which the Company has little experience, and is currently dependent on the policy decisions of governments both inside and outside the United States.

We have invested and intend to continue to invest significant resources in the adaptation of our high-efficiency compound semiconductor-based GaAs solar cell products for terrestrial applications, including the sale of both concentrator photovoltaics (“CPV”) components and systems.  We generated our first revenue from the sale of CPV systems in 2008, which involved the design, manufacture and installation of large and complex structures intended for outdoor operation, with which the Company has had no previous experience.

Factors such as changes in energy prices or the development of new and efficient alternative energy technologies could also limit growth in, or reduce the market for, our terrestrial solar power products.  In addition, we experienced difficulties in applying our satellite-based solar products to terrestrial applications.  We may experience further difficulties in the future in competing with new and emerging terrestrial solar power products, which we have determined to be extremely price sensitive and rapidly changing as well as obtaining financing for utility-scale projects utilizing our technology, particularly in view of the current worldwide financial crisis.

We have determined that the terrestrial solar power business will require substantial additional funding for the hiring of employees, research and development and investment in capital equipment in order to successfully compete.   In addition, historically much of the market for CPV systems has been outside the U.S.  This has involved partnering with non-U.S. entities, which (because terrestrial solar power generation is a relatively new industry) may have little experience in the field and which may be new companies.  Participation in non-U.S. markets will involve evaluation and compliance with non-U.S. laws, regulations, and government electric supply contracts which the Company has limited experience in. The rates available under non-U.S. government electric supply contracts are subject to policy decisions of these governments, which can change in unpredictable ways.    Because of a reduction in rates offered under non-U.S. electric supply contracts, we believe that most of our future business in the near term will involve projects located within the United States, which has a substantially less developed program for encouraging the use of solar power and where the economic competitiveness of our products will be even more significant.  There can be no assurance that our bids on solar power installations will be accepted, that we will win any of these bids, that our CPV systems will be qualified for these projects, or that governments will continue to offer electric supply contracts and other incentives that will make our products economically viable.  If our terrestrial solar power cell products are not cost competitive or accepted by the market, our business, financial condition and results of operations may be materially and adversely affected.

 Successful deployment of our solar power systems may require us to assume roles with respect to solar power projects with which we have limited or no experience (such as acting as general contractor) and which may expose us to certain financial risks (such as cost overruns and performance guaranties) which we ay not have the expertise to properly evaluate or manage.  In addition, Since we cannot test our CPV components and solar power systems for the duration of our standard 20-year warranty period, we may be subject to unexpected warranty expense; if we are subject to warranty and product liability claims, such claims could adversely affect our business, financial condition, results of operations, and cash flow.

The competitive environment in which our CPV solar power systems business operates may requires us to arrange financing for our customer’s projects and/or undertake post-sale customer obligations. If we are unable to arrange adequate financing or if our post-sale customer obligations are more costly than expected, our revenue and financial results could be materially and adversely affected.

We may arrange third-party financing for our end customer’s solar projects.  Additionally, we may be required as a condition of financing or at the request of our end customer to undertake certain post-sale obligations such as:

             •           System output performance guaranties;

             •           System maintenance;

•	Liquidated damage payments or customer termination rights if the system is not commissioned within specified timeframes;

             •           Guaranties of certain minimum residual value of the system at specified future dates; and

•	System termination clauses whereby we could be required to buy-back a customer’s system at fair value on specified future dates.

Such financing arrangements and post-sale obligations involve complex accounting analyses and judgments regarding the timing of revenue and expense recognition and in certain situations these factors may require us to defer revenue recognition until projects are completed, which could adversely affect revenue in a particular period.

Due to the recent tightening of credit markets and concerns regarding the availability of credit, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of solar power systems. If we are unable to arrange adequate financing or if our post-sale customer obligations are more costly than expected, our revenue and financial results could be materially and adversely affected.

Our Photovoltaics segment recognizes certain contract revenue on a “percentage-of-completion” basis and upon the achievement of contractual milestones and any delay or cancellation of a project could adversely affect our business.

Our Photovoltaics segment recognizes certain revenue on a “percentage-of-completion” basis and, as a result, revenue from this segment is driven by the performance of our contractual obligations. The percentage-of-completion method of accounting for revenue recognition is inherently subjective because it relies on management estimates of total project cost as a basis for recognizing revenue and profit. Accordingly, revenue and profit we have recognized under the percentage-of-completion method are potentially subject to adjustments in subsequent periods based on refinements in estimated costs of project completion that could materially impact our future revenue and profit.

As with any project-related business, there is the potential for delays within any particular customer project. Variation of project timelines and estimates may impact our ability to recognize revenue in a particular period. Moreover, incurring penalties involving the return of the contract price to the customer for failure to timely install one project could negatively impact our ability to continue to recognize revenue on a “percentage-of-completion” basis generally for other projects. In addition, certain customer contracts may include payment milestones due at specified points during a project. Because our Photovoltaics segment usually must invest substantial time and incur significant expense in advance of achieving milestones and the receipt of payment, failure to achieve such milestones could adversely affect our business, financial condition, results of operations, and cash flows.

As supply of polysilicon increases, the corresponding increase in the global supply of silicon-based solar cells and panels may cause substantial downward pressure on the prices of our terrestrial solar power products, resulting in lower revenues.

As additional polysilicon becomes available, we expect solar panel production globally to increase. Decreases in polysilicon pricing and increases in silicon-based solar panel production could each result in substantial downward pressure on the price of solar cells and panels, including our terrestrial solar power products. Such price reductions could have a negative impact on our revenue, and our business, financial condition results of operations and cash flows may be materially and adversely affected.

We are substantially dependent on a small number of customers and the loss of any one of these customers could adversely affect our business, financial condition and results of operations.

In fiscal 2008, 2007 and 2006, our top five customers accounted for 46%, 49%, and 39%, respectively of our total annual consolidated revenue.  There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers.  Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of our net revenues could continue to depend on sales to a limited number of customers.  Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement, and our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales to one or more of our larger customers could have a material adverse affect on our business, financial condition and results of operations.

Long-term, firm commitment supply agreements could result in insufficient or excess inventory or place us at a competitive disadvantage.

We manufacture our products utilizing materials, components, and services provided by third parties. We seek to obtain a lower cost of inventory by negotiating multi-year, binding contractual commitments directly with our suppliers. Under such agreements, we may be required to purchase a specified quantity of products or use a certain amount of services, which is often over a period of twelve months or more. We also may be required to make substantial prepayments or issue secured letters of credit to these suppliers against future deliveries. These contractual commitments, or any other “take or pay” agreement we enter into, allows the supplier to invoice us for the full purchase price of product or services that we are under contract for, whether or not we actually order the required volume or services. If for any reason we fail to order the required volume or services, the resulting monetary damages could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We do not obtain contracts or commitments from customers for all of our products manufactured with materials purchased under such firm commitment contracts. Instead, we rely on our long-term internal forecasts to determine the timing of our production schedules and the volume and mix of products to be manufactured. The level and timing of orders placed by customers may vary for many reasons. As a result, at any particular time, we may have insufficient or excess inventory, which could render us unable to fulfill customer orders or increase our cost of production.  This would place us at a competitive disadvantage to our competitors, and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Long-term contractual commitments also expose us to specific counter-party risk, which can be magnified when dealing with suppliers without a long, stable production and financial history. For example, if one or more of our contractual counterparties is unable or unwilling to provide us with the contracted amount of product, we could be required to attempt to obtain product in the open market, which could be unavailable at that time, or only available at prices in excess of our contracted prices. In addition, in the event any such supplier experiences financial difficulties, it may be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We are increasing our use of contract manufacturers located outside of the U.S. as a less-expensive alternative to performing our own manufacturing of certain products.  Contract manufacturers in Asia currently manufacture a significant portion of our high-volume fiber optics products.  We supply inventory to our contract manufacturers and we bear the risk of loss, theft or damage to our inventory while it is held in their facilities.

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

The use of contract manufacturers located outside of the U.S. also subjects us to the following additional risks that could significantly impair our ability to source our contract manufacturing requirements internationally, including:

•	unexpected changes in regulatory requirements;
•	legal uncertainties regarding liability, tariffs and other trade barriers;
•	inadequate protection of intellectual property in some countries;
•	greater incidence of shipping delays;
•	greater difficulty in hiring talent needed to oversee manufacturing operations; and
•	potential political and economic instability.
•	potential adverse actions by the incoming Obama Administration pursuant to its stated intention to reduce the loss of U.S. jobs

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

Some of the capital equipment used in the manufacture of our products have been developed and made specifically for us, is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working.  If any of these suppliers were to experience financial difficulties or go out of business, or if there were any damage to or a breakdown of our manufacturing equipment at a time when we are manufacturing commercial quantities of our products, our business, financial condition and results of operations could be materially adversely affected.

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

The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage production and inventory levels closely. We evaluate our ending inventories on a quarterly basis for excess quantities, impairment of value and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team and management estimates. If inventories on hand are in excess of demand, or if they are greater than 12-months old, appropriate reserves may be recorded. In addition, we write off inventories that are considered obsolete based upon changes in customer demand, manufacturing process changes that result in existing inventory obsolescence or new product introductions, which eliminate demand for existing products. Remaining inventory balances are adjusted to approximate the lower of our manufacturing cost or market value.

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

The types of sales contracts which we use in the markets which we serve subject us to unique risks in each of those markets.

In our Fiber Optics reporting segment, we generally do not have long-term contracts with our customers and we typically sell our products pursuant to purchase orders with short lead times.  As a result, our customers could stop purchasing our products at any time and we must fulfill orders in a timely manner to keep our customers.  Risks associated with the absence of long-term contracts with our customers include the following:

•	our customers can stop purchasing our products at any time without penalty;
•	our customers may purchase products from our competitors; and
•          our customers are not required to make minimum purchases.

These risks are increased by the fact that our customers in this market are large, sophisticated companies which have considerable purchasing power and control over their suppliers. In the Fiber Optics market, we generally sell our products pursuant to individual purchase orders, which often have extremely short lead times.  If we are unable to fulfill these orders in a timely manner, it is likely that we will lose sales and customers.  In addition, we sell some of our products to the U.S. Government and governmental entities.  These contracts are generally subject to termination for convenience provisions and may be cancelled at any time.

Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory.

In contrast, in our Photovoltaics reporting segment, we generally enter into long-term firm fixed-price contracts, which could subject us to losses if we have cost overruns. While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. If the initial estimates we used to determine the contract price and the cost to perform the work prove to be incorrect, we could incur losses. In addition, some of our contracts have specific provisions relating to cost, schedule, and performance. If we fail to meet the terms specified in those contracts, then our cost to perform the work could increase or our price could be reduced, which would adversely affect our financial condition. These programs have risk for reach-forward losses if our estimated costs exceed our estimated price.

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

The risk of fixed price contracts in the photovoltaics market is increased by the new and rapidly changing nature of the terrestrial photovoltaics market and the Company’s lack of experience in that market.

We are a party to several U.S. Government contracts, which are subject to unique risks.

In 2008, 5% of our revenue was derived from U.S. Government contracts.  We intend to continue our policy of selectively pursuing contract research, product development and market development programs funded by various agencies of the U.S. federal and state governments to complement and enhance our own resources. Depending on the type of contract, funding from government grants is either recorded as revenue or as an offset to our research and development expense.

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

The U.S. Government may modify, curtail, or terminate our contracts. The U.S. Government may modify, curtail, or terminate its contracts and subcontracts without prior notice at its convenience upon payment for work done and commitments made at the time of termination.  A reduction or discontinuance of these programs or of our participation in these programs would materially increase our research and development expenses, which would adversely affect our profitability and could impair our ability to develop our solar power products and services. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our results of operations and financial condition.

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

We have significant international sales, which expose us to additional risks and uncertainties

Sales to customers located outside the U.S. accounted for approximately 44% of our consolidated revenue in fiscal 2008, 27% of our revenue in fiscal 2007 and 24% of our revenue in fiscal 2006. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenue as we seek international expansion opportunities. Because of this, the following international commercial risks may materially adversely affect our revenue:

•
political and economic instability or changes in U.S. Government policy with respect to these foreign countries may inhibit export of our devices and limit potential customers’ access to U.S. dollars in a country or region in which those potential customers are located;

•	we may experience difficulties in the timeliness of collection of foreign accounts receivable and be forced to write off these receivables;
•	tariffs and other barriers may make our devices less cost competitive;
•	the laws of certain foreign countries may not adequately protect our trade secrets and intellectual property or may be burdensome to comply with;
•	potentially adverse tax consequences to our customers may damage our cost competitiveness;
•	currency fluctuations, which may make our products less cost competitive, affecting overseas demand for our products or otherwise adversely affect our business; and
•	language and other cultural barriers may require us to expend additional resources competing in foreign markets or hinder our ability to effectively compete.

In addition, we may be exposed to additional legal risks under the laws of both the countries in which we operate and in the United States, including the Foreign Corrupt Practices Act.

We are increasing operations in China, which exposes us to risks inherent in doing business in China.

In May 2007, EMCORE Hong Kong, Ltd., a wholly owned subsidiary of EMCORE Corporation, announced the opening of a new manufacturing facility in Langfang, China. Our new company, Langfang EMCORE Optoelectronics Co. Ltd., is located approximately 20 miles southeast of Beijing and currently occupies a space of 44,000 square feet with a Class-10,000 clean room for optoelectronic device packaging.  Another 40,000 square feet is available for future expansion.  We have begun the transfer of our most cost sensitive optoelectronic devices to this facility.  This facility, along with a strategic alignment with our existing contract-manufacturing partners, should enable us to improve our cost structure and gross margins across product lines. We expect to develop and provide improved service to our global customers by having a local presence in Asia.   As we continue to consolidate our manufacturing operations, we will incur additional costs to transfer product lines to our China facility, including costs of qualification testing with our customers, which could have a material adverse impact on our operating results and financial condition.

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

The compound semiconductor, optoelectronics and fiber optic communications industries are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time we have received, and may receive in the future; notice of claims of infringement of other parties’ proprietary rights and licensing offers to commercialize third party patent rights. There can be no assurance that:

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

Protection of the intellectual property owned or licensed to us may require us to initiate litigation, which can be an extremely expensive, protracted procedure with an uncertain outcome.  The availability of financial resources may limit the Company’s ability to commence or defend such litigation.

Failure to comply with environmental and safety regulations, resulting in improper handling of hazardous raw materials used in our manufacturing processes, could result in costly remediation fees, penalties or damages.

We are subject to laws and regulations and must obtain certain permits and licenses relating to the use of hazardous materials. Our production activities involve the use of certain hazardous raw materials, including, but not limited to, ammonia, gallium, phosphate and arsine. If our control systems are unsuccessful in preventing a release of these materials into the environment or other adverse environmental conditions or human exposures occur, we could experience interruptions in our operations and incur substantial remediation and other costs or liabilities.  In addition, certain foreign laws and regulations place restrictions on the concentration of certain hazardous materials, including, but not limited to, lead, mercury and cadmium, in our products. Failure to comply with such laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of our products. These regulations include the European Union’s (“EU”) Restrictions on Hazardous Substances, Directive on Waste Electrical and Electronic Equipment and the directive on End of Life for Vehicles. Failure to comply with environmental and health and safety laws and regulations may limit our ability to export products to the EU and could materially adversely affect our business, financial condition and results of operations. In addition, during the past year the Department of Homeland Security has commenced a program to evaluate the security of certain chemicals which may be of interest to terrorists, including chemicals utilized by the Company.  This evaluation may lead to regulations or restrictions affecting the Company’s ability to utilize these chemicals or the costs of doing so.

Our recent acquisitions have placed, and will continue to place, a significant strain on our management, personnel, systems, and resources.

Our recent acquisitions have placed, and will continue to place, a significant strain on our management, personnel, systems, and resources. To successfully manage our growth and handle the responsibilities of being a public company, we believe we must effectively:

•	hire, train, integrate and manage additional qualified engineers for research and development activities, sales and marketing personnel, and financial and information technology personnel;

•	retain key management and augment our management team, particularly if we lose key members;

•	continue to enhance our customer resource management and manufacturing management systems;

•
implement and improve additional and existing administrative, financial and operations systems, procedures and controls, including the need to update and integrate our financial internal control systems;

      •           expand and upgrade our technological capabilities; and

      •           manage multiple relationships with our customers, suppliers and other third parties.

We may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by the acquisitions. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy customer requirements, execute our business plan or respond to competitive pressures.

A failure to attract and retain managerial, technical and other key personnel could reduce our revenue and our operational effectiveness

Our future success depends, in part, on our ability to attract and retain certain key personnel, including scientific, operational, financial, and managerial personnel.  In addition, our technical personnel represent a significant asset and serve as the source of our technological and product innovations. The competition for attracting and retaining key employees (especially scientists, technical personnel, financial personnel and senior managers and executives) is intense. Because of this competition for skilled employees, we may be unable to retain our existing personnel or attract additional qualified employees in the future. If we are unable to retain our skilled employees and attract additional qualified employees to the extent necessary to keep up with our business demands and changes, our business, financial condition and results of operations may be materially adversely affected.  The risks involved in recruiting and retaining these key personnel may be increased by our lack of profitability, the volatility of our stock price and the perceived affect of reductions in force and other cost reduction efforts which we have recently implemented.

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

In addition, implementation of new software programs, including the implementation of an enterprise resource planning (“ERP”) program which the Company intends to install during the upcoming year, may have adverse impact on the Company, including interruption of operations, loss of data, budget overruns and the consumption of management time and resources.

If we fail to remediate deficiencies in our current system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our business could be harmed and current and potential investors could lose confidence in our financial reporting, which could have a negative effect on the trading price of our equity securities.

The Company is subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. GAAP.  If we cannot provide reliable financial reports or prevent fraud, our brand, operating results and the market value of our equity securities could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  In fiscal 2008 and 2007, the Company identified deficiencies in our internal controls over financial reporting.

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

Although we have received final court approval of the settlement of the three derivative actions which were filed against certain of our current and former directors and officers relating to historical stock options practices, and the SEC has indicated that is has terminated its investigation of these matters, additional securities-related litigation (including possible litigation involving employees) may still arise.  Additional lawsuits, regardless of their underlying merit, could become time consuming and expensive, and if they result in unfavorable outcomes, there could be material adverse effect on our business, financial condition, results of operations and cash flows.  We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, which would have a further material adverse effect on our financial condition or results of operations.

Acquisitions of other companies or investments in joint ventures with other companies could adversely affect our operating results, dilute our shareholders’ equity, or cause us to incur additional debt or assume contingent liabilities.

To increase our business and maintain our competitive position, we may acquire other companies or engage in joint ventures in the future. Acquisitions and joint ventures involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

•	insufficient experience with technologies and markets in which the acquired business is involved, which may be necessary to successfully operate and integrate the business;

•	problems integrating the acquired operations, personnel, technologies or products with the existing business and products;

•	diversion of management time and attention from the core business to the acquired business or joint venture;

•	potential failure to retain key technical, management, sales and other personnel of the acquired business or joint venture;

•	difficulties in retaining relationships with suppliers and customers of the acquired business, particularly where such customers or suppliers compete with us;

          •           reliance upon joint ventures which we do not control;

          •           subsequent impairment of the acquired assets, including intangible assets; and

•	assumption of liabilities including, but not limited to, lawsuits, tax examinations, warranty issues, etc.

We may decide that it is in our best interests to enter into acquisitions or joint ventures that are dilutive to earnings per share or that negatively impact margins as a whole. In addition, acquisitions or joint ventures could require investment of significant financial resources and require us to obtain additional equity financing, which may dilute our shareholders’ equity, or require us to incur additional indebtedness.

Changes to financial accounting standards may affect our consolidated results of operations and cause us to change our business practices.

We prepare our financial statements to conform with U.S. GAAP. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our consolidated reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.  For example, in December 2003, the FASB issued Staff Position Interpretation No. 46, “Consolidation of Variable Interest Entities”, or FIN 46(R). The accounting method under FIN 46(R) may impact our accounting for future joint ventures or project companies. In the event that we are deemed the primary beneficiary of a Variable Interest Entity (VIE) subject to the accounting of FIN 46(R), we may have to consolidate the assets, liabilities and financial results of the joint venture. This could have an adverse impact on our financial position, gross margin and operating results.

 Our announced strategy to split the Company may not be successfully implemented.

On April 4, 2008, the Company announced that its Board of Directors had authorized the Company to proceed with the prospects of splitting the Company into two separate corporations, one consisting of the Fiber Optics reporting segment and one consisting of the Photovoltaics business segment.  These studies continue, and certain steps have been undertaken to implement this strategy.  There can be no assurance, however, that this strategy will be successfully implemented, or when this implementation will occur.  Among the factors which may adversely impact or delay the implementation of this strategy include the following:

•	Further study may reveal issues which make such a split inadvisable or uneconomical, or future changes in laws, regulations or accounting rules may create such issues;
•	Key customers or suppliers may not consent to contract assignments or other arrangements necessary to implement this strategy;
•	It may not be possible to obtain shareholder consent for the implementation of this strategy;
•	Future capital market developments may prevent the Company from obtaining necessary financing for one or both of the resulting corporations; and
•	It may not be possible to fully staff the Board of Directors of one or both resulting corporations.

In addition, because the future management of each of the resulting corporations has not been identified, it is not possible to currently predict what the strategy of each of these corporations would be following their separation, or whether such strategy(ies) would be successful

ITEM 1B.	Unresolved Staff Comments

Not Applicable.

ITEM 2.	Properties

The following chart contains certain information regarding each of our principal facilities.

Location	Function	Approximate Square Footage	Term (in calendar year)

Active Properties:

Albuquerque, New Mexico	Corporate Headquarters Manufacturing facility for photovoltaic products Manufacturing facility for digital fiber optic products R&D facility	165,000	Facilities are owned by the Company; certain land is leased. Land lease expires in 2050

Alhambra, California	Manufacturing facility for CATV, FTTP and Satcom products R&D facility	91,000	Lease expires in 2011 (1)

Newark, California	R&D facility	55,000	Lease expires in 2013(1)

Langfang, China	Manufacturing facility for fiber optics products	44,000	Lease expires in 2012(1)

San Diego, California	Manufacturing facility for video transport products R&D facility (April 2007 - Acquisition of Opticomm Corporation)	8,100	Lease expires in April 2009

Ivyland, Pennsylvania	Manufacturing facility for CATV and Satcom products R&D facility	9,000	Lease expires in 2011(1)

Albuquerque, New Mexico	Storage warehouse	6,000	Lease expires in 2010(1)

Taipei City, Taiwan	R&D facility	6,000	Lease expires in 2013

Somerset, New Jersey	R&D facility	5,000	Lease to commence in November 2008 and expires in 2010(1)
Vacated Properties:
Sunnyvale, California	Manufacturing facility for ECL lasers R&D facility Facility was vacated in August 2008	15,000	Lease terminated.

Naperville, Illinois	Manufacturing facility for LX4 modules R&D facility Facility was vacated in October 2007	11,000	Lease expires in February 2013 and it is in the process of being subleased.

Blacksburg, Virginia	Manufacturing facility for video transport products R&D facility. Facility was vacated in June 2007	6,000	Lease expired in December 2008.

Note:
(1)	This lease has the option to be renewed by the Company, subject to inflation adjustments.

ITEM 3.	Legal Proceedings

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

A motion to approve an agreement among the parties to settle the matter reflected in a stipulation of compromise and settlement was filed with the U.S. District Court for the District of New Jersey on December 3, 2007.   The Court granted the motion for preliminary approval of the settlement on January 3, 2008, and, at a hearing held on March 28, 2008, the Court issued an order giving final approval to the settlement.   The settlement has become final and effective upon the expiration of the appeal period on April 30, 2008.  Thus, the settlement is now binding on all parties and represents a final settlement of both the Federal Court Action and the State Court Actions.  For additional information regarding this matter, please see the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

Intellectual Property Lawsuits

We protect our proprietary technology by applying for patents where appropriate and in other cases by preserving the technology, related know-how and information as trade secrets. The success and competitive position of our product lines are significantly impacted by our ability to obtain intellectual property protection for our R&D efforts.

We have, from time to time, exchanged correspondence with third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes. Additionally, on September 11, 2006, we filed a lawsuit against Optium Corporation (Optium, a company purchased by Finisar Corporation in August 2008) in the U.S. District Court for the Western District of Pennsylvania for patent infringement. In the suit, the Company and JDS Uniphase Corporation (JDSU) allege that Optium is infringing on U.S. patents 6,282,003 and 6,490,071 with its Prisma II 1550nm transmitters. On March 14, 2007, following denial of a motion to add additional claims to its existing lawsuit, the Company and JDSU filed a second patent suit in the same court against Optium alleging infringement of JDSU's patent 6,519,374 ("the '374 patent").  On March 15, 2007, Optium filed a declaratory judgment action against the Company and JDSU. Optium sought in this litigation a declaration that certain products of Optium do not infringe the '374 patent and that the patent is invalid, but the District Court dismissed the action on January 3, 2008 without addressing the merits. The '374 patent is assigned to JDSU and licensed to the Company.

On December 20, 2007, the Company was served with a complaint in another declaratory relief action which Optium had filed in the Federal District Court for the Western District of Pennsylvania.  This action seeks to have U.S. patents 6,282,003 and 6,490,071 declared invalid or unenforceable because of certain conduct alleged to have occurred in connection with the grant of these patents.  These allegations are substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  The Court denied the Company’s motion to dismiss this action and has indicated that it will be tried at the same time as the Optium Plaintiff Matters.  The Company filed its answer in this matter on May 12, 2008.  In its complaint, Optium does not seek monetary damages but asks that the patents in question be declared unenforceable and that it be awarded attorneys’ fees.  The Company believes that this claim is without merit. On August 11, 2008, both actions pending in the Western District of Pennsylvania were consolidated before a single judge, and a trial date of October 19, 2009 was set.

On December 5, 2008, EMCORE, along with Fabrinet, its principal contract manufacturer, was also served with a complaint by Avago Technologies filed in the United States District Court for the Northern District of California, San Jose Division alleging infringement of two patents by the Company’s VCSEL products.  The Company believes this complaint is without merit and intends to file an answer denying the claims asserted.

Commercial Litigation

On July 15, 2008 the Company was served with a complaint filed by Avago Technologies and what appear to be affiliates thereof in the United States District Court for the Northern District of California, San Jose Division.  In this complaint, Avago asserts claims for breach of contract and breach of express warranty against Venture Corporation Limited (one of the Company’s customers) and asserts a tort claim for negligent interference with prospective economic advantage against the Company.  The Company has not yet filed an answer in this matter, but believes the complaint is without merit and intends to file an answer denying the claims asserted.

Shareholder Class Action

On December 23, 2008, Plaintiffs Maurice Prissert and Claude Prissert filed a purported shareholder class action (the “Action”) pursuant to Federal Rule of Civil Procedure 23 allegedly on behalf of a class of Company shareholders against the Company and certain of its present and former directors and officers (the “Individual Defendants”) in the United States District Court for the District of New Mexico captioned, Maurice Prissert and Claude Prissert v. EMCORE Corporation, Adam Gushard, Hong Q. Hou, Reuben F. Richards, Jr., David Danzilio and Thomas Werthan, Case No. 1:08cv1190 (D.N.M.).  The Complaint alleges that the Company and the Individual Defendants violated certain provisions of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of the Company’s disclosure regarding its customer Green and Gold Energy (“GGE”) and the associated backlog of GGE orders with the Company’s photovoltaic business segment.  The Complaint in the Action seeks, among other things, an unspecified amount of compensatory damages and other costs and expenses associated with the maintenance of the Action. The Complaint in the Action has not yet been served upon the Company.   The Company believes the claims asserted in the Action are without merit and intends to defend the Action vigorously.

Securities Matters

a.  SEC Communications.
On or about August 15, 2008, the Company received a letter from the Denver office of the Enforcement Division of the Securities and Exchange Commission wherein it sought EMCORE's voluntary production of documents relating to, among other things, the Company's business relationship with Green and Gold Energy, Inc., its licensees, and the photovoltaic backlog the Company reported to the public.  Since that time, the Company has produced documents to the staff of the SEC and met with the staff on December 12, 2008 to make a presentation addressing certain issues relating to this matter.  Since that meeting the Company has received no requests for further documentation from the SEC.

b. NASDAQ Communication.
On or about November 13, 2008, the Company received a letter from the NASDAQ Listings Qualifications group concerning the Company's removal of $79 million in backlog attributable to GGE which the Company announced on August 8, 2008 and the remaining backlog exclusive of GGE. The Company advised NASDAQ that it would cooperate with its inquiry, and has begun producing the requested information.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The NASDAQ Global Market and is quoted under the symbol "EMKR". The reported closing sale price of our common stock on December 29, 2008 was $0.90 per share. As of December 29, 2008, we had approximately 185 shareholders of record.  Many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, and we are unable to estimate the number of these shareholders.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest sales prices for the Company’s common stock on The NASDAQ Global Market during each quarter of the two most recent fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008 price range per share of common stock	$7.22 – $15.90	$5.62 – $15.70	$5.80 – $9.30	$3.90 – $6.65
Fiscal 2007 price range per share of common stock	$4.60 – $ 6.47	$3.84 – $ 5.89	$4.32 – $5.78	$5.45 – $9.91

Dividend Policy

We have never declared or paid dividends on our common stock since the Company's formation. We currently do not intend to pay dividends on our common stock in the foreseeable future, so that we may reinvest any earnings in our business. The payment of dividends, if any, in the future is at the discretion of the Board of Directors.  Due to the Company’s credit facility signed in September 2008, the Company agreed to not issue any dividends until full payment is made on the outstanding credit facility.

Performance Graph

The following stock performance graph does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this stock performance graph by reference therein.

The following graph and table compares the cumulative total shareholders’ return on the Company’s common stock for the five-year period from September 30, 2003 through September 30, 2008 with the cumulative total return on The NASDAQ Stock Market Index, The NASDAQ Electronic Components Stocks Index (SIC Code 3674) and The NASDAQ Computer Stocks Index.  The comparison assumes $100 was invested on September 30, 2003 in the Company’s common stock.  The Company did not declare, nor did it pay, any dividends during the comparison period.

	9/03	9/04	9/05	9/06	9/07	9/08

EMCORE Corporation	100.00	67.01	208.16	201.36	326.53	168.03
NASDAQ Composite	100.00	107.74	123.03	131.60	158.88	119.05
NASDAQ Electronic Components	100.00	80.82	97.22	93.26	114.21	79.72
NASDAQ Computer	100.00	99.32	113.13	119.80	144.37	109.15

Equity Compensation Plan Information

The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated herein by reference to Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Sales of Unregistered Securities

On February 20, 2008, the Company completed the sale of $100.0 million of restricted common stock and warrants through a private placement transaction to fund the Intel Acquisitions.  In this transaction, investors purchased 8 million shares of our common stock, no par value, and warrants to purchase an additional 1.4 million shares of our common stock.  The purchase price was $12.50 per share, priced at the 20-day volume-weighted average price.  The warrants grant the holder the right to purchase one share of our common stock at a price of $15.06 per share, representing a 20.48% premium over the purchase price.  The warrants are immediately exercisable and remain exercisable until February 20, 2013.  In addition, the Company entered into a registration rights agreement with the investors to register for resale the shares of common stock issued in this transaction and the shares of common stock to be issued upon exercise of the warrants.  Beginning two years after their issuance, the warrants may be called by the Company for a price of $0.01 per underlying share if the closing price of its common stock has exceeded 150% of the exercise price for at least 20 trading days within a period of any 30 consecutive trading days and other certain conditions are met.   In addition, in the event of certain fundamental transactions, principally the purchase of the Company’s outstanding common stock for cash, the holders of the warrants may demand that EMCORE purchase the unexercised portions of their warrants for a price equal to the Black-Scholes Value of such unexercised portions as of the time of the fundamental transaction.  Total agent fees incurred were 5.75% of the gross proceeds, or $5.8 million.  The Company used a substantial portion of the net proceeds to acquire the telecom-related assets of Intel Corporation's Optical Platform Division in 2008.

ITEM 6.	Selected Financial Data

The following selected consolidated financial data of the Company's five most recent fiscal years ended September 30, 2008 is qualified by reference to, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplementary Data under Item 8.  The information set forth below is not necessarily indicative of results for future operations.  Significant transactions that affect the comparability of the Company’s operating results and financial condition include:

Significant Transactions:

Fiscal 2008:

•
In June and July 2008, the Company sold a total of two million shares of Series D Preferred Stock of WorldWater and Solar Technologies Corporation (WWAT), together with 200,000 warrants to a major shareholder of both the Company and WWAT at a price equal to $6.54 per share.  The Company recognized a total gain of $7.4 million on the sale of this stock.

•
In February and April 2008, the Company acquired the telecom, datacom, and optical cable interconnects-related assets of Intel’s Optical Platform Division for $120 million in cash and the Company’s common stock.

•
In February 2008, the Company completed the sale of $100 million of restricted common stock and warrants to fund the Intel Acquisitions.  Investors purchased 8 million shares of our common stock, no par value, and warrants to purchase an additional 1.4 million shares of our common stock.

•
In January and February 2008, the Company redeemed all of its outstanding 5.5% convertible subordinated notes due 2011 pursuant to which the holders converted their notes into the Company's common stock.  The Company recognized a loss totaling $4.7 million related to the conversion of notes to equity.

•	Fiscal 2008 operating expenses included $4.8 million related to Intel Corporation’s transition services agreement charges associated with the acquisition of certain assets from Intel.

•	The Company recorded approximately $22.0 million of impairment charges on goodwill related to the fiber optics reporting segment.

•
The Company accounted for the modification of stock options still held to terminated employees as additional compensation expense of $4.3 million in accordance with SFAS 123(R) in the first quarter of fiscal 2008.

•	Other expenses included a charge of $1.5 million associated with the impairment of certain investments.

Fiscal 2007:

•	In November 2006, the Company invested $13.1 million in WWAT in return for convertible preferred stock and warrants.

•
In April 2007, the Company modified its convertible subordinated notes to resolve an alleged default event.  The interest rate was increased from 5% to 5.5% and the conversion price was decreased from $8.06 to $7.01.  The Company also repurchased $11.4 million of outstanding notes to reduce interest expense and share dilution.

•	In April 2007, the Company acquired privately-held Opticomm Corporation for $4.1 million in cash.

•	Fiscal 2007 operating expenses included:

▪	$10.6 million related to our review of historical stock option granting practices;

▪	$6.1 million related to non-recurring legal expenses; and,

▪	$2.8 million related to severance charges associated with facility closures and consolidation of operations.

Fiscal 2006:

•
In November 2005, the Company exchanged $14.4 million of convertible subordinated notes due in May 2007 for $16.6 million of newly issued convertible senior subordinated notes due May 15, 2011. As a result of this transaction, the Company recognized approximately $1.1 million in the first quarter of fiscal 2007 related to the early extinguishment of debt.

•
The Company received manufacturing equipment valued at $2.0 million less tax of $0.1 million as a final earn-out payment from Veeco Instruments, Inc. (Veeco) in connection with the sale of the TurboDisc division.

•
In August 2006, the Company sold its Electronic Materials & Device (EMD) division to IQE plc (IQE) for $16.0 million. The net gain associated with the sale of the EMD business totaled approximately $7.6 million, net of tax of $0.5 million.  The results of operations of the EMD division have been reclassified to discontinued operations for all periods presented.

•
In August 2006, the Company sold its 49% membership interest in GELcore, LLC for $100.0 million to General Electric Corporation, which prior to the transaction owned the remaining 51% membership interest in GELcore.  The Company recorded a net gain of $88.0 million, before tax, on the sale of GELcore, after netting the Company’s investment in this joint venture of $10.8 million and transaction expenses of $1.2 million.

•	The Company recorded approximately $2.2 million of impairment charges on goodwill and intellectual property associated with the June 2004 acquisition of Corona Optical Systems.

•	Fiscal 2006 operating expense included $1.3 million related to our review of historical stock option granting practices.

•	Other expense included a charge of $0.5 million associated with the write-down of the Archcom investment.

•	The Company recognized a provision for income taxes of $1.9 million from continuing operations for the year ended September 30, 2006.

Fiscal 2005:

•
SG&A expense included approximately $0.9 million in severance-related charges and $2.3 million of charges associated with the consolidation of the Company’s City of Industry, California location to Albuquerque, New Mexico.

•	The Company received a $12.5 million net earn-out payment from Veeco in connection with the 2003 sale of the TurboDisc division.

Fiscal 2004:

•
In November 2003, the Company sold its TurboDisc division to Veeco. The results of operations of TurboDisc have been reclassified to discontinued operations for all periods presented. The net gain associated with the sale of the TurboDisc business totaled approximately $19.6 million.

•
In February 2004, the Company exchanged approximately $146.0 million, or 90.2%, of the convertible subordinated notes due in May 2007 for approximately $80.3 million of new convertible subordinated notes due May 15, 2011 and approximately 7.7 million shares of the Company common stock. The total net gain from debt extinguishment was $12.3 million.

•	SG&A expense included approximately $1.2 million in severance-related charges.

•	Other expense included a charge of $0.5 million associated with the write-down of the Archcom investment.

Selected Financial Data

Statements of Operations Data For the fiscal years ended September 30 (in thousands, except per share data)
	2008	2007	2006 (1)	2005 (1)	2004 (1)

Product revenue	$228,977	$148,334	$132,304	$106,656	$77,782
Services revenue	10,326	21,272	11,229	8,801	4,103
Total revenue	239,303	169,606	143,533	115,367	81,885
Gross profit	29,895	30,368	25,952	19,302	4,473
Operating loss	(75,281)	(57,456)	(34,150)	(20,371)	(35,604)
(Loss) income from continuing operations	(80,860)	(58,722)	45,039	(24,685)	(28,376)
Income from discontinued operations	-	-	9,884	11,200	14,422
Net (loss) income	$(80,860)	$(58,722)	$54,923	$(13,485)	$(13,954)

Per share data:
(Loss) income from continuing operations:
Per basic share	$(1.20)	$(1.15)	$0.91	$(0.52)	$(0.66)
Per diluted share	$(1.20)	$(1.15)	$0.87	$(0.52)	$(0.66)

Balance Sheet Data As of September 30 (in thousands)
	2008	2007	2006	2005	2004

Cash, cash equivalents, restricted cash and current available-for-sale securities	$22,760	$41,226	$123,967	$40,175	$51,572
Working capital	79,234	63,204	129,683	56,996	58,486
Total assets	329,278	234,736	287,547	206,287	213,243
Long-term liabilities	-	84,981	84,516	94,701	96,051
Shareholders’ equity	253,722	98,157	149,399	75,563	85,809

_______________________

(1)
In August 2006, EMCORE sold its Electronic Materials & Device (EMD) division to IQE plc (IQE). The results of operations of the EMD division have been reclassified to discontinued operations for fiscal years ended September 30, 2006, 2005 and 2004.

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

Through several strategic acquisitions and divestures over the past few years, EMCORE has developed a strong business focus and comprehensive product portfolios in two main sectors: Fiber Optics and Photovoltaics.

Fiber Optics

Our fiber optics products enable information that is encoded on light signals to be transmitted, routed (switched) and received in communication systems and networks.  Our Fiber Optics segment primarily offers the following products:

•
Telecom Optical Products – We are the leading supplier of 10 gigabit per second (Gb/s) fully C-band and L-band tunable dense wavelength division multiplexed (DWDM) and coarse wavelength division multiplexed (CWDM) products for the next generation tele-communications systems. We are one of the few suppliers who offer vertically-integrated products, including external-cavity laser modules, integrated tunable laser assemblies (ITLAs) and 300-pin transponders. The laser module operates at a continuous wave mode, and is capable for applications of 10, 40, and 100 Gb/s due to the superior narrow linewidth characteristics. The ITLA and transponder products are fully Telcordia® qualified and comply with multi-source agreements (MSAs). We also offer a range of XFP platform OC-192 products for telecom applications. We supply to almost all major telecom equipment companies worldwide.

•
Enterprise Datacom Products – We provide leading-edge optical components and transceiver modules for data applications that enable switch-to-switch, router-to-router and server-to-server backbone connections at aggregate speeds of 10 Gb/s and above. We offer the broadest range of products with XENPAK form factor which comply with 10 Gb/s Ethernet (10-GE) IEEE802.3ae standard. Our 10-GE products include short-reach (SR), long-reach (LR), extended-reach (ER), coarse WDM LX4 optical transceivers to connect between the photonic physical layer and the electrical section layer and CX4 transceivers.  In addition to the 10-GE products, EMCORE offers traditional  MSA Gigabit Ethernet (GE) 1310-nm small form factor (SFF) and small form factor pluggable (SFP) optical transceivers.  These transceivers also provide integrated duplex data links for bi-directional communication over single mode optical fiber providing high-speed Gigabit Ethernet data links operating at 1.25Gbps.

•
Cable Television (CATV) Products - We are a market leader in providing radio frequency (RF) over fiber products for the CATV industry.  Our products are used in hybrid fiber coaxial (HFC) networks that enable cable service operators to offer multiple advanced services to meet the expanding demand for high-speed Internet, on-demand and interactive video and other advanced services, such as high-definition television (HDTV) and voice over IP (VoIP).  Our CATV products include forward and return-path analog and digital lasers, photodetectors and subassembly components, broadcast analog and digital fiber-optic transmitters and quadrature amplitude modulation (QAM) transmitters and receivers.  Our products provide our customers with increased capacity to offer more cable services; increased data transmission distance, speed and bandwidth; lower noise video receive; and lower power consumption.

•
Fiber-To-The-Premises (FTTP) Products - Telecommunications companies are increasingly extending their optical infrastructure to their customers’ location in order to deliver higher bandwidth services. We have developed and maintained customer qualified FTTP components and subsystem products to support plans by telephone companies to offer voice, video and data services through the deployment of new fiber optics-based access networks.  Our FTTP products include passive optical network (PON) transceivers, analog fiber optic transmitters for video overlay and high-power erbium-doped fiber amplifiers (EDFA), analog and digital lasers, photodetectors and subassembly components, analog video receivers and multi-dwelling unit (MDU) video receivers.  Our products provide our customers with higher performance for analog and digital characteristics; integrated infrastructure to support competitive costs; and additional support for multiple standards.

•
Parallel Optical Transceiver and Cable Products – EMCORE is the technology and product leader of the optical transmitter and receiver products utilizing arrays of optical emitting or detection devices, e.g., vertical-cavity surface-emitting lasers (VCSELs) or photodetectors (PDs). These optical transmitter, receiver, and transceiver products are used for back-plane interconnects, switching/routing between telecom racks and high-performance computing clusters. EMCORE’s products include 12-lane SNAP-12 MSA transmitter and receivers with single, double, and quadruple data rates and 4-lane optical media converters with single and double data rates. Based on the core competency of 4-lane parallel optical transceivers, we offer the optical fiber ribbon cables with embedded parallel-optical transceivers in the connectors, EMCORE Connects Cables (ECC). These products, with aggregated bandwidth between 10-40 Gb/s, are ideally suited for high-performance computing clusters. Our products provide our customers with increased network capacity; increased data transmission distance and speeds; increased bandwidth; lower power consumption; improved cable management over copper interconnects; and lower cost optical interconnections for massively parallel multi-processors.

•
Fibre Channel Transceiver Products - EMCORE offers tri-rate SFF and SFP optical transceivers for storage area networks. The MSA transceiver module is designed for high-speed Fibre Channel data links supporting up to 4.25 Gb/s (4X Fibre Channel rate). The products provide integrated duplex data links for bi-directional communication over Multimode optical fiber.

•
Satellite Communications (Satcom) Products - We believe we are a leading provider of optical components and systems for use in equipment that provides high-performance optical data links for the terrestrial portion of satellite communications networks. Our products include transmitters, receivers, subsystems and systems that transport wideband radio frequency and microwave signals between satellite hub equipment and antenna dishes.  Our products provide our customers with increased bandwidth and lower power consumption.

•
Laser/photodetector Component Products - We believe we are a leading provider of optical components including lasers, photodetectors and various forms of packaged subassemblies. Products include chip, TO, and TOSA forms of high-speed 850nm vertical cavity VCSELs, distributed feedback Bragg (DFB) lasers, positive-intrinsic-negative (pin) and avalanche photodiode (APD) components for 2G, 8G and 10G Fibre Channel, Ethernet and 10 GE, FTTP, and Telecom applications.  While we provide the component products to the entire industry, we do enjoy the benefits of vertically-integrated infrastructure through a low-cost and early availability for new product introduction.

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

Photovoltaics

We believe our high-efficiency compound semiconductor-based multi-junction solar cell products provide our customers with compelling cost and performance advantages over traditional silicon-based solutions.  These advantages include higher solar cell efficiency allowing for greater conversion of light into electricity as well as a  superior ability to withstand extreme heat and radiation environments. These advantages enable a reduction in a customer’s solar product footprint by providing more power output with less solar cells, which is an enhanced benefit when our product is used in concentrating photovoltaic (CPV) systems.  Our Photovoltaics segment primarily targets the following markets:

•
Satellite Solar Power Generation - We are a leader in providing solar power generation solutions to the global communications satellite industry and U.S. government space programs.  A satellite’s operational success and corresponding revenue depend on its available power and its capacity to transmit data. We provide advanced compound semiconductor-based solar cells and solar panel products, which are more resistant to radiation levels in space and generate substantially more power from sunlight than silicon-based solutions.  Space power systems using our multi-junction solar cells weigh less per unit of power than traditional silicon-based solar cells. Our products provide our customers with higher conversion efficiency for reduced solar array size and launch costs, higher radiation tolerance, and longer lifetime in harsh space environments.

We design and manufacture multi-junction compound semiconductor-based solar cells for both commercial and military satellite applications. We currently manufacture and sell one of the most efficient and reliable, radiation resistant advanced triple-junction solar cells in the world, with an average "beginning of life" efficiency of 28.5%.  EMCORE is in the final stages of qualifying the next generation high efficiency multi-junction solar cell platform for space applications and this product family will have an average conversion efficiency of 30%, providing our customers with expanded capability.

Additionally, we are developing an entirely new class of advanced multi-junction solar cell with even higher conversion efficiency.  This new architecture, called inverted metamorphic (IMM), is being developed in conjunction with the National Renewable Energy Laboratory and the US Air Force Research Laboratory and to date has demonstrated conversion efficiency of exceeding 33% on an R&D scale.  EMCORE is also the only manufacturer to supply true monolithic bypass diodes for shadow protection, utilizing several EMCORE patented methods.

EMCORE also provides covered interconnect cells (CICs) and solar panel lay-down services, giving us the capability to manufacture fully integrated solar panels for space applications. We can provide satellite manufacturers with proven integrated satellite power solutions that considerably improve satellite economics. Satellite manufacturers and solar array integrators rely on EMCORE to meet their satellite power needs with our proven flight heritage. The pictures below represent a solar cell and solar panel used for satellite space power applications.

•
Terrestrial Solar Power Generation - Solar power generation systems utilize photovoltaic cells to convert sunlight to electricity and have been used in space programs and, to a lesser extent, in terrestrial applications for several decades.  The market for terrestrial solar power generation solutions has grown significantly as solar power generation technologies improve in efficiency, as global prices for non-renewable energy sources (i.e., fossil fuels) continue to rise over the long term, and as concern has increased regarding the effect of carbon emissions on global warming. Terrestrial solar power generation has emerged as one of the most rapidly expanding renewable energy sources due to certain advantages solar power holds over other energy sources, including reduced environmental impact, elimination of fuel price risk, installation flexibility, scalability, distributed power generation (i.e., electric power is generated at the point of use rather than transmitted from a central station to the user), and reliability. The rapid increase in demand for solar power has created a growing need for highly efficient, reliable, and cost-effective concentrating solar power systems.

EMCORE has adapted its high-efficiency compound semiconductor-based multi-junction solar cell products for terrestrial applications, which are intended for use with concentrator photovoltaic (CPV) systems in utility-scale installations. EMCORE has attained 39% peak conversion efficiency under 1000x illumination on its terrestrial concentrating solar cell products in volume production. This compares favorably to typical efficiency of 15-21% on silicon-based solar cells and approximately 35% for competing multi-junction cells. We believe that solar concentrator systems assembled using our compound semiconductor-based solar cells will be competitive with silicon-based solar power generation systems, in certain geographic regions, because they are more efficient and, when combined with the advantages of concentration, we believe will result in a lower cost of power generated.  Our multi-junction solar cell technology is not subject to silicon shortages, which have led to increasing prices in the raw materials required for silicon-based solar cells.

While the terrestrial power generation market is still developing, we are currently shipping production orders of CPV components to several solar concentrator companies, and providing samples to many others, including major system manufacturers in the United States, Europe, and Asia.  We have finished installations of a total of approximately 1 megawatt (MW) CPV systems in Spain, China, and US with our own Gen-II design (as shown in the picture above). EMCORE has recently responded to several RFPs from public utility companies in the US for a total of several hundred MWs using its Gen-III design. The Gen-III product, with enhanced performance (including a module efficiency of approximately 30%) and much improved cost structure, is scheduled to be in volume production by the second half of calendar 2009.

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

Recent acquisitions include:

•
On February 22, 2008, EMCORE acquired telecom-related assets of Intel Corporation’s Optical Platform Division (“OPD”) that included inventory, fixed assets, intellectual property, and technology comprised of tunable lasers, tunable transponders, 300-pin transponders, and integrated tunable laser assemblies.

•
On April 20, 2008, EMCORE acquired the enterprise and storage-related assets of Intel Corporation’s OPD business, as well as Intel’s Connects Cables business.  The assets acquired include inventory, fixed assets, intellectual property, and technology relating to optical transceivers for enterprise and storage customers, as well as optical cable interconnects for high-performance computing clusters.

All of these acquired businesses are part of EMCORE's Fiber Optics reporting segment.  Please refer to Risk Factors under Item 1A and Financial Statements and Supplemental Data under Item 8 for further discussion of these transactions.

EMCORE is committed to achieving profitability by increasing revenue through the introduction of new products, reducing our cost structure and lowering the breakeven points of our product lines.  We have significantly streamlined our manufacturing operations by focusing on core competencies to identify cost efficiencies. Where appropriate, we transferred the manufacturing of certain product lines to low-cost contract manufacturers when we can lower costs while maintaining quality and reliability.

EMCORE’s restructuring programs are designed to further reduce the number of manufacturing facilities, in addition to the divesture or exit from selected businesses and product lines that are not strategic and/or are not capable of achieving desired revenue or profitability goals.

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

Valuation of Accounts Receivable. The Company regularly evaluates the collectibility of its accounts receivable and accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligations to us. The allowance is based on the age of receivables and a specific identification of receivables considered at risk. The Company classifies charges associated with the allowance for doubtful accounts as SG&A expense. If the financial condition of our customers were to deteriorate impacting their ability to pay us, additional allowances may be required.

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

Valuation of Goodwill. Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. The Company evaluates its goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Management has elected December 31 as its annual assessment date.  Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The determination as to whether a write-down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill is attributed. As of December 31, 2007 and 2006, we tested for impairment of our goodwill and based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value, and therefore, no impairment was recognized for any period presented in the consolidated financial statements.  As of September 30, 2008, due to the recent decline in the Company’s stock price and economic downturn, we tested again for impairment of our goodwill.  Based on that analysis, we determined that an impairment of $22.0 million should be recognized for the period ended September 30, 2008.  Subsequent to our fiscal year-end, we’ve experienced further price decline in our common stock.  Accordingly, an impairment test will be performed on our annual schedule and further impairment is likely to result.

Valuation of Long-lived Assets and Other Intangible Assets.  Long-lived assets consist primarily of our property, plant, and equipment.  Other intangible assets consist primarily of intellectual property that has been internally developed or purchased.  Purchased intangible assets include existing and core technology, trademarks and trade names, and customer contracts.  Intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to fifteen years.  Because all of intangible assets are subject to amortization, the Company reviews these intangible assets for impairment in accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived  Assets to be Disposed Of.  The Company reviews long-lived assets and other intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. A long-lived asset or other intangible asset is considered impaired when its anticipated undiscounted cash flow is less than its carrying value. In making this determination, the Company uses certain assumptions, including, but not limited to: (a) estimates of the fair market value of these assets; and (b) estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that assets will be used in our operations, and estimated salvage values. As of September 30, 2008, due to the recent decline in the Company’s stock price and economic downturn, we tested for impairment of our long-lived assets and other intangible assets and based on that analysis, we determined that no impairment was recognized for any period presented in the consolidated financial statements.

Product Warranty Reserves. The Company provides its customers with limited rights of return for non-conforming shipments and warranty claims for certain products. In accordance with SFAS 5, Accounting for Contingencies, the Company makes estimates of product warranty expense using historical experience rates as a percentage of revenue and accrues estimated warranty expense as a cost of revenue. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product issues. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods.

Revenue Recognition. Revenue is recognized upon shipment provided persuasive evidence of a contract exists, (such as when a purchase order or contract is received from a customer), the price is fixed, the product meets its specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. In those few instances where a given sale involves post shipment obligations, formal customer acceptance documents, or subjective rights of return, revenue is not recognized until all post-shipment conditions have been satisfied and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board (“FOB”) or free carrier alongside (“FCA”) shipping point, which means that the Company fulfills its delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the buyer bears all costs and risks of loss or damage to the goods from that point. In certain cases, the Company ships its products cost insurance and freight (“CIF”). Under this arrangement, revenue is recognized under FCA shipping point terms, but the Company pays (and bills the customer) for the cost of shipping and insurance to the customer's designated location. The Company accounts for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for its use and title and ownership have transferred to the customer. Revenue from time and material contracts is recognized at the contractual rates as labor hours and direct expenses are incurred.  The Company also generates service revenue from hardware repairs and calibrations that is recognized as revenue upon completion of the service.  Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

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

***

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There also are areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K, which contain a discussion of our accounting policies, recently adopted accounting pronouncements and other required U.S. GAAP disclosures.

Business Segments, Geographic Revenue, Significant Customers and Backlog

EMCORE has five operating segments: (1) EMCORE Digital Fiber-Optic Products, (2) EMCORE Broadband Photo-Optic Products, and (3) EMCORE Hong Kong, which are aggregated as a separate reporting segment, Fiber Optics, and (4) EMCORE Photovoltaics and (5) EMCORE Solar Power, which are aggregated as a separate reporting segment, Photovoltaics. EMCORE's Fiber Optics revenue is derived primarily from sales of optical components and subsystems for CATV, FTTP, enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers, and satellite communications data links.  EMCORE's Photovoltaics revenue is derived primarily from the sales of solar power conversion products for the space and terrestrial markets, including solar cells, covered interconnect solar cells, solar panel concentrator solar cells and Concentrating Photovoltaic Systems (“CPV”) receiver assemblies. EMCORE evaluates its reportable segments in accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information. EMCORE’s Chief Executive Officer is EMCORE’s Chief Operating Decision Maker pursuant to SFAS 131, and he allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results and other non-GAAP financial ratios.

The following table sets forth the revenue and percentage of total revenue attributable to each of EMCORE's reporting segments for the fiscal years ended September 30, 2008, 2007 and 2006.

Segment Revenue (in thousands)	2008		2007		2006
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Fiber Optics	$171,276	72%	$110,377	65%	$104,852	73%
Photovoltaics	68,027	28	59,229	35	38,681	27
Total revenue	$239,303	100%	$169,606	100%	$143,533	100%

The following table sets forth EMCORE's consolidated revenue by geographic region for the fiscal years ended September 30, 2008, 2007 and 2006.  Revenue was assigned to geographic regions based on our customers’ or contract manufacturers’ billing address.

Geographic Revenue (in thousands)	2008		2007		2006
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
United States	$134,796	56%	$124,012	73%	$109,614	76%
Asia	73,311	31	34,574	20	28,537	20
Europe	20,420	8	10,821	7	4,152	3
Other	10,776	5	199	-	1,230	1
Total revenue	$239,303	100%	$169,606	100%	$143,533	100%

The following table sets forth significant customers by reporting segment.

Significant Customers As a percentage of total consolidated revenue	2008	2007	2006
Fiber Optics-related customers:

Customer A	14%	-	-

Customer B	12%	-	-

Customer C	-	13%	-

Customer D	-	-	12%

Photovoltaics – related customer:

Customer E	-	11%	-

As of September 30, 2008, we had an order backlog of approximately $117.2 million compared to $149 million in the prior year.  Our order backlog is defined as purchase orders or supply agreements accepted by the Company with expected product delivery and / or services to be performed in the future.  The September 30, 2008 order backlog is comprised of $96.1 million related to our Photovoltaics segment of which $60.9 million is expected to be delivered subsequent to fiscal 2009 and $21.1 million related to our Fiber Optics segment expected to be delivered in the fiscal 2009.

On December 17, 2007, EMCORE announced that it had received a purchase order to supply 5.7 Megawatts of CPV, along with a letter of intent for follow-on projects of 14.3 MW, from DI Semicon, a South Korean semiconductor packaging company, and that it had also executed an agreement with the same company relating to the formation of a joint venture in South ever Korea to manufacture CPV systems in South Korea.   No amounts from this order were included in EMCORE’s backlog, and, due to DI Semicon’s inability to obtain necessary financing, EMCORE no longer expects any product orders from, or other arrangements with, DI Semicon to result in the foreseeable future.

From time to time, our customers may request that we delay shipment of certain orders and our backlog could also be adversely affected if customers unexpectedly cancel purchase orders that we’ve previously accepted.  A majority of our fiber optics products typically ship within the same quarter as when the purchase order is received; therefore, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

The following table sets forth operating losses attributable to each EMCORE reporting segment for the fiscal years ended September 30, 2008, 2007 and 2006.

Statement of Operations Data (in thousands)	2008	2007	2006
Operating loss by segment:
Fiber Optics	$(49,903)	$(25,877)	$(18,950)
Photovoltaics	(25,238)	(11,202)	(8,365)
Corporate	(140)	(20,377)	(6,835)
Operating loss	$(75,281)	$(57,456)	$(34,150)

In fiscal 2008, the Company recognized several one-time gains and a significant reduction in interest expense which were not allocated to the reporting segments due to these being corporate charges in prior periods.

The following table sets forth the depreciation and amortization attributable to each of EMCORE's reporting segments for the fiscal years ended September 30, 2008, 2007 and 2006.

Segment Depreciation and Amortization (in thousands)	2008	2007	2006
Fiber Optics	$9,067	$6,991	$8,378
Photovoltaics	4,472	2,860	3,470
Corporate	77	271	484
Total depreciation and amortization	$13,616	$10,122	$12,332

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each reporting segment as of September 30, 2008 and 2007 are as follows:

Long-lived Assets (in thousands)	2008	2007

Fiber Optics	$107,684	$56,816
Photovoltaics	55,232	46,706
Corporate	622	-
Total long-lived assets	$163,538	$103,522

Results of Operations

The following table sets forth the consolidated statements of operations data of EMCORE expressed as a percentage of total revenue for the fiscal years ended September 30, 2008, 2007, and 2006.

STATEMENT OF OPERATIONS DATA

	2008	2007	2006
Product revenue	95.7%	87.5%	92.2%
Service revenue	4.3	12.5	7.8
Total revenue	100.0	100.0	100.0

Cost of product revenue	87.3	73.3	75.4
Cost of service revenue	0.2	8.7	6.5
Total cost of revenue	87.5	82.0	81.9
Gross profit	12.5	18.0	18.1

Operating expenses:
Selling, general and administrative	18.2	34.1	26.6
Research and development	16.5	17.8	13.7
Impairment of goodwill and/or intellectual property	9.3	-	1.6
Total operating expenses	44.0	51.9	41.9

Operating loss	(31.5)	(33.9)	(23.8)

Other expense (income):
Interest income	(0.4)	(2.4)	(0.9)
Interest expense	0.7	2.9	3.7
Loss from conversion of subordinated notes	1.9	-	-
Loss from convertible subordinated notes exchange offer	-	-	0.8
Loss from early redemption of convertible notes	-	0.3	-
Stock-based compensation expense from tolled options	1.8	-	-
Gain from insurance proceeds	-	(0.2)	-
Gain from sale of WWAT Investment	(3.1)
Impairment of investment	0.7	-	0.3
Loss on disposal of property, plant and equipment	0.4	0.1	0.3
Net gain on sale of GELcore investment	-	-	(61.3)
Equity in net loss of GELcore investment	-	-	0.4
Equity in net loss of Velox investment	-	-	0.2
Foreign exchange loss	0.3	-	-
Total other expense (income)	2.3	0.7	(56.5)

(Loss) income from continuing operations before income taxes	(33.8)	(34.6)	32.7

Provision for income taxes	-	-	1.3

(Loss) income from continuing operations	(33.8)	(34.6)	31.4

Discontinued operations:
Income from discontinued operations, net of tax	-	-	0.3
Gain on disposal of discontinued operations, net of tax	-	-	6.6
Income from discontinued operations	-	-	6.9

Net (loss) income	(33.8)%	(34.6)%	38.3%

Comparison of Fiscal Years Ended September 30, 2008 and 2007

Consolidated Revenue

EMCORE’s consolidated revenue increased $69.7 million, or 41%, to $239.3 million from $169.6 million, as reported in the prior year. International sales increased $57.8 million, or 126%, when compared to the prior year. Government contract revenue, which is primarily service revenue, decreased $10.3 million, or 47%, to $11.6 million from $21.9 million, as reported in the prior year. A comparison of revenue achieved within each of EMCORE’s reporting segments is as follows.

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

Major customers for the Fiber Optics segment include: Alcatel-Lucent, Aurora Networks, BUPT-GUOAN Broadband, C-Cor Electronics, Ciena, Cisco, Fujitsu, Hewlett-Packard, Huawei, IBM, Intel, Jabil, JDSU, Merge Optics, Motorola, Network Appliance, Sycamore Networks, Inc., Tellabs, and ZTE.

Annual Fiber Optics revenue increased $60.9 million, or 55%, to $171.3 million from $110.4 million, as reported in the prior year. Fiscal 2008 revenue, on a sequential quarterly basis, was $34.0 million, $37.6 million, $53.6 million and $46.1 million. Fiscal 2007 revenue, on a sequential quarterly basis, was $31.3 million, $27.6 million, $26.2 million and $25.3 million.  The annual increase in Fiber Optics revenue was primarily due to our recent acquisitions, which totaled approximately $41.6 million in revenue in fiscal 2008.  In February and April 2008, the Company acquired the telecom, datacom, and optical cable interconnects-related assets of Intel’s Optical Platform Division for $120 million in cash and shares of the Company’s common stock.  There was no Fiber Optics-related U.S. Government contract revenue in fiscal 2008 and U.S. Government contract revenue in fiscal 2007 totaled $1.5 million.  Fiber Optics revenue represented 72% and 65% of EMCORE's total consolidated revenue for fiscal 2008 and 2007, respectively.

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

Major customers for the Photovoltaics segment include Boeing, General Dynamics, Indian Space Research Organization (“ISRO”), NASA JPL, Lockheed Martin, Menova Energy, Northrop Grumman, Space Systems/Loral, Maxima Energies Renovables Ibahernando, ISFOC, and Solarig.

Annual photovoltaics revenue increased $8.8 million, or 15%, to $68.0 million from $59.2 million, as reported in the prior year. Fiscal 2008 revenue, on a sequential quarterly basis, was $12.9 million, $18.7 million, $21.9 million and $14.5 million. Fiscal 2007 revenue, on a sequential quarterly basis, was $15.8 million, $16.8 million, $13.4 million and $13.2 million.  The increase in annual revenue was primarily due the Company’s launch of its new concentrating photovoltaic components (including solar cells and solar cell receivers) and to CPV power system installations.  The increase in CPV-related revenue was offset by a decrease in Government contract revenue.  Government contract revenue totaled $11.6 million and $20.4 million in fiscal 2008 and 2007, respectively.  Photovoltaics revenue represented 28% and 35% of EMCORE's total consolidated revenue for fiscal 2008 and 2007, respectively.

Gross Profit

EMCORE’s consolidated gross profit decreased by $0.5 million, or 2%, to $29.9 million from $30.4 million as reported in the prior year. Consolidated gross margins decreased from 17.9% in fiscal 2007 to 12.5% in fiscal 2008. On a segment basis, annual Fiber Optics gross margins increased from 18.4% to 20.7% which was primarily due to increased revenue which provided a greater base on which to allocate certain fixed costs, benefits associated from the use of contract manufacturers and better utilization of our China manufacturing facility.  Gross margins also increased due to the implementation of certain cost reduction initiatives and improved efficiencies driven by facility consolidations.  Our Fiber Optics segment also incurred approximately $5.4 million in expenses related to inventory write-downs and product warranty accruals in fiscal 2008.  Such write-downs pertained primarily to the telecom assets purchased in the OPD acquisition.  Annual Photovoltaics gross margins decreased from 17.0% in fiscal 2007 to a negative 8.3% in fiscal 2008 due to significant project losses on several initial CPV solar power systems installation projects, which was primarily the result of higher than expected material, freight and installation costs.  Our Photovoltaics segment also incurred approximately $13.5 million in expenses related to inventory write-downs, contract losses, and product warranty accruals associated with our CPV-related business in fiscal 2008.  The CPV products were in the early stages of deployment and therefore certain additional expenses were incurred during installations that are not expected to recur.  The inventory write-downs pertained mainly to product obsolescence related to the progression from generation 2 to Generation 3 products.

Initiatives designed to improve our gross margins (through product mix improvements, cost reductions associated with product transfers and product rationalization, maximizing production yields on high-performance devices and quality improvements, among other things) continue to be a principal focus for us.  We focus much of our activities on developing new process control and yield management tools that enable us to accelerate the adoption of new technologies into full-volume production, while minimizing their associated risks.

Operating Expenses

Selling, General and Administrative. EMCORE’s consolidated SG&A expenses decreased by $14.3 million, or 25%, to $43.5 million from $57.8 million as reported in the prior year. As a percentage of revenue, SG&A expenses decreased from 34.1% to 18.2%.  The decrease in annual SG&A expenses was primarily due to a reduction of non-recurring legal and professional fees of approximately $17.4 million associated with the Company’s review of historical stock option grants and patent litigation in fiscal 2007.  In fiscal 2008, approximately $7.6 million of SG&A was related to the Intel Acquisitions with $2.2 million related to Intel Corporation’s transition services agreement (TSA) charges associated with the Intel Acquisitions.

The Company continues to focus on lowering SG&A expenses through reducing headcount and minimizing the use of external consultants where appropriate.

Research and Development.   Our R&D efforts have been focused on maintaining our technological leadership position by working to improve the quality and attributes of our product lines. We also invest significant resources to develop new products and production technology to expand into new market opportunities by leveraging our existing technology base and infrastructure. Our efforts are focused on designing new proprietary processes and products, on improving the performance of our existing materials, components, and subsystems, and on reducing costs in the product manufacturing process. In addition to using our internal capacity to develop and manufacture products for our target markets, EMCORE continues to expand its portfolio of products and technologies through acquisitions.

EMCORE’s consolidated R&D expenses increased $9.5 million, or 32%, to $39.5 million from $30.0 million in the prior year.  The increase in R&D expenses is primarily related to our recent acquisitions and significant product development within our Fiber Optics business.  We incurred approximately $7.9 million of R&D expense associated with our recent acquisitions, of which $2.6 million related to Intel transition service charges.  The majority of the increase in R&D expense relates to our efforts to release new products in the telecommunications and enterprise sectors directly related to the Intel acquisitions.  These are highly competitive areas that require continuous investment to keep pace with market developments.  We believe that recently completed R&D projects have the potential to significantly improve our competitive position and drive revenue growth over the next few years.

As part of the ongoing effort to reduce costs, many of our projects involve developing lower cost versions of our existing products and of our existing processes while, at the same time, improving quality and reliability. Also, we have implemented a program to focus our research and product development efforts on projects that we expect to generate returns within one year. As a result, over the last several years, EMCORE has reduced overall R&D costs as a percentage of revenue without, we believe, jeopardizing future revenue opportunities. Our technology and product leadership is an important competitive advantage.  Based upon current and anticipated demand, we will continue to invest in new technologies and products that offer our customers increased efficiency, higher performance, greater reliability, improved functionality, and/or higher levels of integration.

Impairment.  The Company recorded approximately $0.2 million of impairment charges on intellectual property associated with the January 2006 acquisition of K2 Optronics, Inc.  As a result of the ongoing financial liquidity crisis, the current economic recession, reductions to our internal revenue forecasts, changes to our internal operating forecasts and a drastic reduction in our market capitalization, during the period, we performed an analysis to determine if there was an indication of impairment of our intangible assets. As a result of this analysis, we determined that the goodwill related to our Fiber Optics reporting unit was impaired. As a result, we recorded an estimated impairment charge of $22.0 million during the quarter ended September 30, 2008.

Other Income & Expenses

Interest Income.  The Company realized a significant decrease in interest income of $3.3 million for 2008 primarily due to its lower average cash, cash equivalents and investment balances when compared to the prior year.

Interest Expense.  The Company realized a significant decrease in interest expense of $3.4 million for 2008 primarily due to the February 2008 conversion of its convertible subordinated notes to equity.

Loss from Conversion of Subordinated Notes.  In January 2008, the Company entered into agreements with holders of approximately 97.5%, or approximately $83.3 million of its outstanding 5.50% convertible senior subordinated notes due 2011 (the "Notes") pursuant to which the holders converted their Notes into the Company's common stock.  In addition, the Company called for redemption all of its remaining outstanding Notes. Upon conversion of the Notes, the Company issued shares of its common stock, based on a conversion price of $7.01 per share, in accordance with the terms of the Notes. To incentivize certain holders to convert their Notes, the Company made cash payments to such holders equal to 4% of the principal amount of the Notes converted, plus accrued interest.  By February 20, 2008, all Notes were redeemed and converted into the Company’s common stock. As a result of this transaction, 12.2 million shares of the Company common stock were issued.   The Company recognized a loss totaling $4.7 million on the conversion of Notes to equity.  The Notes conversion resulted in a reduction of future interest payments of approximately $4.7 million, on an annual basis, through May 2011.

Stock-based compensation expense from tolled options.  Under the terms of stock option agreements issued under the 2000 Incentive Stock Option Plan, terminated employees who have vested and exercisable stock options have 90 days subsequent to the date of their termination to exercise their stock options. In November 2006, the Company announced that it was suspending its reliance on previously issued financial statements, which in turn caused the Company’s Form S-8 registration statements for shares of common stock issuable under the Option Plans not to be available. Therefore, terminated employees were precluded from exercising their stock options during the remaining contractual term (the “Blackout Period”).  To address this issue, the Company’s Board of Directors agreed in April 2007 to approve a stock option grant “modification” for these individuals by extending the normal 90-day exercise period after termination date to a date after which the Company became compliant with its SEC filings and the registration of the stock option shares was once again effective.  The Company communicated the terms of the tolling agreement with its terminated employees in November 2007.  The Company’s Board of Directors approved an extension of the stock option expiration date equal to the number of calendar days during the Blackout Period before such stock option would have otherwise expired (the “Tolling Period”).   Former employees were able to exercise their vested stock options beginning on the first day after the lifting of the Blackout Period for a period equal to the Tolling Period.  The Company accounted for the modification of stock options issued to terminated employees as additional compensation expense of $4.3 million in accordance with SFAS 123(R) in the first quarter of fiscal 2008 and adjusted the stock options to market value in the first and second quarters of 2008.  All tolled stock options were either exercised or expired by January 29, 2008.

Gain from sale of investment. In June and July 2008, the Company sold two million shares of Series D Preferred Stock and 200,000 warrants of WorldWater & Solar Technologies Corporation. Total cash proceeds from the sale approximated $13.1 million with a gain from the sale totaling $7.4 million.

Impairment of Investments. In April 2008, the Company invested approximately $1.5 million in Lightron Corporation, a Korean Company publicly traded on the Korean Stock Market.  The Company initially accounted for this investment as a long-term available for sale security.  Due to the decline in the market value of this investment and the expectation of non-recovery of this investment beyond its current market value, the Company recorded a $0.5 million “other than temporary” impairment loss on this investment as of September 30, 2008.  The Company also wrote off its remaining investment in Velox Corporation, which totaled approximately $1.0 million, due to the company’s current financial and operational condition.

Foreign exchange gain.  For fiscal 2008, the Company recognized a loss on foreign currency exchange primarily due to its operating activities in Spain, the Netherlands and in China primarily due to the weakening of the US Dollar compared to the EURO.

Provision for Income Taxes

As a result of its losses, the Company did not incur any income tax expense in fiscal 2008 or 2007.

Comparison of Fiscal Years Ended September 30, 2007 and 2006

EMCORE sold its Electronic, Materials and Device (“EMD”) division in August 2006.  All financial information in fiscal 2006 that related to this division has been excluded from operations for comparison of historical financial performance.

Consolidated Revenue

EMCORE’s consolidated revenue increased $26.1 million, or 18%, to $169.6 million from $143.5 million, as reported in the prior year. International sales increased $11.7 million, or 34%, when compared to the prior year. Government contract revenue, which is primarily service revenue, increased $10.8 million, or 97%, to $21.9 million from $11.1 million, as reported in the prior year. A comparison of revenue achieved within each of EMCORE’s reporting segments is as follows:

Fiber Optics

Annual Fiber Optics revenue increased $5.5 million, or 5%, to $110.4 million from $104.9 million, as reported in the prior year. On a sequential quarterly basis, fiscal 2007 revenue was $25.3 million, $26.2 million, $27.6 million and $31.3 million. On a sequential quarterly basis, fiscal 2006 revenue was $25.0 million, $25.9 million, $26.0 million and $28.0 million.  The annual increase in revenue was primarily due to recent acquisitions and a significant increase in the demand for our CATV products, satellite communications, telecommunications and FTTP components. Also, despite higher revenue for this segment, revenue from our legacy products that serve the digital fiber optics sector was lower than the prior year due to customer inventory management and increased competition.  Government contract revenue in fiscal 2007 and 2006 totaled $1.5 million and $1.9 million, respectively.  Fiber Optics revenue represented 65% and 73% of EMCORE's total consolidated revenue for fiscal 2007 and 2006, respectively.

Photovoltaics

Annual photovoltaics revenue increased $20.5 million, or 53%, to $59.2 million from $38.7 million, as reported in the prior year. On a sequential quarterly basis, fiscal 2007 revenue was $13.2 million, $13.4 million, $16.8 million and $15.8 million. On a sequential quarterly basis, fiscal 2006 revenue was $10.7 million, $10.3 million, $10.4 million and $7.3 million.  In fiscal 2007, our Photovoltaics division continued to experience increased demand for its space and terrestrial solar cells, solar panels and U.S. Government-related research contracts.  Revenue for the quarter ended September 30, 2006 was reduced because EMCORE did not receive export licenses covering three international satellite programs in sufficient time to ship product.  Subsequently, EMCORE received license approvals on all three of the programs and the delayed orders were shipped to the customers in the first quarter of fiscal 2007.  Government contract revenue totaled $20.4 million and $9.2 million in fiscal 2007 and 2006, respectively.  Photovoltaics revenue represented 35% and 27% of EMCORE's total consolidated revenue for fiscal 2007 and 2006, respectively.

In fiscal 2006 and 2007, EMCORE had been engaged in a multi-year cost reimbursable solar cell development and production contract for a major U.S. aerospace corporation.  Subsequently, the Company reported that the contract would exceed $40.0 million in development and production revenue over the next several years.  Although we recognized significant revenue for this program during fiscal 2007, our customer notified us in August 2007 that their program had been terminated for convenience by the U.S. Government.

Gross Profit

EMCORE’s consolidated gross profit increased $4.4 million, or 17%, to $30.4 million from $26.0 million in the prior year. Compared to the prior year, gross margins remained constant at 18%. On a segment basis, gross margins for Fiber Optics decreased slightly from 20% in 2006 to 19% in 2007 primarily due to unabsorbed overhead as a result of lower revenue from our legacy products that serve the digital fiber optics sector.  Gross margins for the Photovoltaics segment increased from 12% in 2006 to 17% in 2007.  This increase was due to increased revenues and improved product mix, a shift to generally higher margin products along with higher overhead absorption. In October 2006, EMCORE consolidated its solar panel manufacturing into a state-of-the-art facility located in Albuquerque, New Mexico.  The establishment of a modern solar panel manufacturing facility, adjacent to our solar cell fabrication operations, facilitates consistency, as well as lower manufacturing costs.

Operating Expenses

Selling, General and Administrative.  EMCORE’s consolidated SG&A expenses increased $19.6 million, or 51%, to $57.8 million from $38.2 million in the prior year.  Consistent with prior years, SG&A expense includes corporate overhead expenses.  As a percentage of revenue, SG&A increased from 27% to 34%. The increase in SG&A expense is primarily due to:

•	$10.6 million related to professional fees associated with our review of historical stock option granting practices;
•	$6.1 million in non-recurring legal expenses and $2.8 million in restructuring and severance-related charges associated with facility closures and consolidation of operations; and
•	continued investment in personnel strategic to our business.

Research and Development.  EMCORE’s consolidated R&D expenses increased $10.3 million, or 52%, to $30.0 million from $19.7 million in the prior year.  The increase in R&D is due to $7.9 million of R&D expenses incurred in our newly formed terrestrial solar power business.  As a percentage of revenue, R&D increased to 18% from 14% reported in the prior year.

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

Net Gain on Sale of GELcore Investment. In August 2006, EMCORE sold its 49% membership interest in GELcore, LLC for $100.0 million to General Electric Corporation which, prior to the transaction, owned the remaining 51% membership interest in GELcore.  EMCORE recorded a net gain of $88.0 million, before tax, on the sale of GELcore, after netting EMCORE’s investment in this joint venture of $10.8 million and transaction expenses of $1.2 million.

Provision for Income Taxes

As a result of its losses, the Company did not incur any income tax expense in fiscal 2007. EMCORE recorded a provision for income taxes totaling $1.9 million in connection with the gain on the sale of GELcore in fiscal 2006.

Discontinued Operations

On August 18, 2006, EMCORE completed the sale of the assets of its EMD division, including inventory, fixed assets, and intellectual property to IQE.  Under the terms of the purchase agreement, EMCORE sold the EMD division to IQE for $16.0 million, consisting of $13.0 million in cash and $3.0 million in the form of a secured promissory note from IQE, guaranteed by IQE's affiliates. The note was completely repaid in fiscal 2007, via four quarterly installments with an annual interest rate of 7.5%.  EMCORE recorded a net gain of $7.6 million, after tax, on the sale of EMD, after netting EMCORE’s investment in EMD of $6.0 million and transaction expenses of $2.4 million.

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

Liquidity Matters

The Company commenced operations in 1984 and as of September 30, 2008, the Company had an accumulated deficit of $424.8 million. We incurred a net loss of $80.9 million in fiscal 2008, net loss of $58.7 million in fiscal 2007, and net income of $54.9 million in fiscal 2006.  Fiscal 2006 results included the sale of our GELcore joint venture that resulted in a net gain, before tax, of $88.0 million.  Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future.  Although our revenue has grown in recent years, we may be unable to sustain such growth rates if there are adverse changes in market or economic conditions.  If we are not able to increase revenue and/or reduce our costs, we may not be able to achieve profitability.

At September 30, 2008, cash, cash equivalents, available-for-sale securities and restricted cash totaled approximately $24.7 million. Historically, the Company has consumed cash from operations.  During fiscal 2008, we consumed cash from operations of approximately $41.9 million, with the rate of cash consumption declining in the third and fourth quarters.  Historically, we have addressed our liquidity requirements through a series of cost reduction initiatives, capital markets transactions and the sale of assets. As of September 30, 2008, we had approximately $79.2 million in working capital.  Although we expect our operating performance to improve in future periods, we anticipate that the recession in the United States and the slowdown of economic growth in the rest of the world may create a more challenging business environment for us in the near term.

These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management Actions and Plans

Recently, we have revised the assumptions underlying our operating plans and recognized that additional actions were needed to position our operations to minimize cash usage.  Accordingly, we undertook a number of initiatives aimed at conserving or generating cash on an incremental basis through the end of 2009. These initiatives included business realignment, structural cost and headcount reductions, reduction of capital spending, a greater emphasis on managing our working capital, and certain asset sales. In December 2008, we announced an agreement to sell our non-core equity interests for approximately $11.4 million in cash.

In addition to these operational measures, we are actively pursuing a number of capital raising initiatives including the sale of a minority ownership position in the Company’s photovoltaics business as an initial step towards a potential spin off of the business. In October 2008, we announced the closing of a $25 million secured credit facility with Bank of America and, in November 2008, the Company sold $1.7 million of our auction rate securities at 100% par value with the remaining $1.4 million in auction rate securities expected to be settled at 100% par value by June 2010.

These initiatives are intended to conserve or generate cash in response to the deterioration in the global economy so that we can preserve adequate liquidity through December 2009.  However, the full effect of many of these actions will not be realized until later in 2009, even if they are successfully implemented. We are committed to exploring all of the initiatives discussed above and there is no assurance that capital markets conditions will improve within that time frame. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above within the timeline contemplated by our plans.

Conclusion

If cash generated from operations and cash on hand are not sufficient to satisfy EMCORE's liquidity requirements, EMCORE will seek to obtain additional equity or debt financing.  Due to the unpredictable nature of the capital markets, additional funding may not be available when needed, or on terms acceptable to EMCORE.  If EMCORE is required to raise additional financing and if adequate funds are not available or not available on acceptable terms, our ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on EMCORE's business, financial condition, results of operations, and cash flow.

Auction Rate Securities

Historically, the Company has invested in securities with an auction reset feature (“auction rate securities”).  In February 2008, the auction market failed for the Company’s auction rate securities, which meant that the Company was unable to sell its investments in auction rate securities.  At September 30, 2008, the Company had approximately $3.1 million in auction rate securities.  The underlying assets for $1.7 million of this total are currently AAA rated, the highest rating by a rating agency.  The remaining $1.4 million of investments are securities whose underlying assets are primarily student loans which are substantially backed by the U.S. Government. In October 2008, the Company received agreements from its investment brokers announcing settlement of the auction rate securities at 100% par value, of which $1.7 million was settled at 100% par value in November 2008 and the remaining $1.4 million is expected to be settled by June 2010.  The Company classified the $1.7 million securities as a current asset and the remaining $1.4 million securities as a long-term asset based on actual and expected settlement dates.  Due to the fact the Company believes that it will receive full value of its remaining $1.4 million securities, we have not recorded any impairment on these investments as of September 30, 2008.  If we are unable to liquidate and settle these auction rate securities on favorable terms and conditions, such liquidity limitations could have a material adverse effect on the Company's financial condition, results of operations, and cash flow.

Working Capital

As of September 30, 2008, the Company had working capital of approximately $79.2 million compared to $63.2 million as of September 30, 2007.  Cash, cash equivalents, and current available-for-sale securities at September 30, 2008 totaled $22.8 million, which reflects a net decrease of $18.4 million from September 30, 2007.

Cash Flow

Cash Used for Operations

In fiscal 2008, net cash used by operating activities totaled approximately $41.9 million, which represents a decrease of $4.5 million from $46.4 million in cash used by operating activities in fiscal 2007.  In fiscal 2008, cash usage was primarily due the Company’s net loss and an increase in working capital.  The Company experienced an increase in accounts receivable of approximately $24.1 million, an increase in inventory, net of acquisitions, of approximately $7.4 million and an increase in prepaid and other current assets and other assets of approximately $4.5 million.  A net increase in accounts payable and all other current liabilities represented cash provided by operating activities of approximately $22.3 million.  Adjustments to reconcile net loss to net cash used in operating activities included $13.6 million related to depreciation and amortization expense, $22.2 million of impairment charges against goodwill and intangibles, and $11.3 million related to stock-based compensation expense.

Net Cash Used for Investing Activities

In fiscal 2008, net cash used by investing activities totaled $53.9 million, which represents an increase of $100.9 million from $47.0 million in cash provided by investing activities in fiscal 2007.  Changes in cash flow from investing activities for fiscal 2008 and 2007 consisted primarily of:

•
In February 2008, the Company purchased the telecom-assets from Intel Corporation’s Optical Platform Division for $85.0 million, of which $75.0 million plus direct transactions costs of $0.7 million was in cash.

•
The Company increased spending on capital expenditures.  In fiscal 2008, capital expenditures totaled $17.2 million, which was primarily related to the purchase of our CPV-related production lines and certain MOCVD reactor upgrades in our Photovoltaics segment of approximately $11.5 million and additional equipment for our Fiber Optics segment of approximately $5.8 million.  In fiscal 2007, capital expenditures totaled $10.1 million.

•
In November 2006, EMCORE invested $13.5 million, and incurred $0.4 million in transaction costs, to acquire preferred stock and warrants in WorldWater & Solar Technologies Corporation (“WWAT”).  In June 2008, the Company agreed to sell two million shares of preferred stock of WWAT, together with 200,000 warrants to a major shareholder of both EMCORE and WWAT at a price equal to $6.54 per share.  The sale took place through two closings, one for one million shares and 100,000 warrants, which closed in June 2008, and one for an equal number of shares and warrants which closed in July 2008. Total proceeds from the sale were approximately $13.1 million.

•	In April 2008, the Company purchased common stock of Lightron Corporation, a publicly traded Korean Corporation, for approximately $1.5 million.

•	In April 2007, the Company acquired privately-held Opticomm Corporation for $4.1 million in cash.

•
In August 2006, the Company completed the sale of the assets of its EMD division to IQE for $16.0 million, consisting of $13.0 million in cash and $3.0 million in the form of a secured promissory note from IQE, guaranteed by IQE's affiliates. The $3.0 million note from IQE was completely repaid in fiscal 2007.

•
Proceeds from the sale of securities deceased $45.9 million year-over-year.  In fiscal 2008, net sales of available-for-sale securities totaled $26.4 million.  In fiscal 2007, net sales of available-for-sale securities totaled $72.3 million.

Net Cash Provided by Financing Activities

In fiscal 2008, net cash provided by financing activities totaled $101.4 million, which represents an increase of $112.4 million from $11.0 million in cash used in financing activities in fiscal 2007.  Changes in cash flow from financing activities was due to net proceeds from a private placement of common stock and warrants in fiscal 2008 of $93.6 million, plus the proceeds from the exercise of stock options of $7.0 million.  In fiscal 2007, the Company paid a principal payment on its convertible subordinated notes totaling $11.4 million.

Private Placement of Common Stock and Warrants

On February 20, 2008, the Company completed the sale of $100.0 million of restricted common stock and warrants through a private placement transaction to fund the Intel Acquisitions.  In this transaction, investors purchased 8 million shares of our common stock, no par value, and warrants to purchase an additional 1.4 million shares of our common stock.  The purchase price was $12.50 per share, priced at the 20-day volume-weighted average price.  The warrants grant the holder the right to purchase one share of our common stock at a price of $15.06 per share, representing a 20.48% premium over the purchase price.  The warrants are immediately exercisable and remain exercisable until February 20, 2013.  In addition, the Company entered into a registration rights agreement with the investors to register for resale the shares of common stock issued in this transaction and the shares of common stock to be issued upon exercise of the warrants.  Beginning two years after their issuance, the warrants may be called by the Company for a price of $0.01 per underlying share if the closing price of its common stock has exceeded 150% of the exercise price for at least 20 trading days within a period of any 30 consecutive trading days and other certain conditions are met.   In addition, in the event of certain fundamental transactions, principally the purchase of the Company’s outstanding common stock for cash, the holders of the warrants may demand that EMCORE purchase the unexercised portions of their warrants for a price equal to the Black-Scholes Value of such unexercised portions as of the time of the fundamental transaction.  Total agent fees incurred were 5.75% of the gross proceeds, or $5.8 million.  The Company used a substantial portion of the net proceeds to acquire the telecom-related assets of Intel Corporation's Optical Platform Division in 2008.

In the registration rights agreement, the Company agreed to pay liquidated damages in the event that it did not file a registration statement with the SEC with respect to the registrable securities, or if the registration statement was not declared effective, within certain deadlines.  The Company filed the registration statement, and it was declared effective within the deadlines specified in the registration rights agreement.   The Company further agreed to pay liquidated damages if sales of the registrable securities included in the registration statement are unable to be made or, if after a period of six months following the closing, the Company does not file with the SEC the reports required to be filed pursuant to Rule 144(c)(1) under the Securities Act and, as a result, holders are unable to sell their registrable securities.  In such events, the Company agreed to pay as liquidated damages to each holder of registrable securities an amount in cash equal to one  percent (1.0%) of the aggregate purchase price of such holder’s registrable securities included in such registration statement on the day that such a failure first occurs and on every thirtieth day thereafter until such failure is cured.   Liquidated damages shall be paid on the earlier of (i) the last day of the calendar month during which such damages are incurred and (ii) the third business day after the event or failure giving rise to the damages is cured.  In the event the Company fails to make such payments in a timely manner, such liquidated damages shall bear simple interest at the rate of four percent (4.0%) per month until paid in full.  In no event shall the aggregate amount of liquidated damages exceed, in the aggregate, ten percent (10.0%) of the aggregate purchase price of the common stock sold in the private placement.

Share Dilution

The following table summarizes the Company’s equity transactions for the year ended September 30, 2008:
Number of Common Stock Shares Outstanding
Common stock shares outstanding – as of October 1, 2007	51,048,481

Conversion of convertible subordinated notes to equity	12,186,656
Private placement transaction	8,000,000
Acquisition of Intel Corporation’s Optical Platform Division	4,422,688
Stock option exercises and other compensatory stock issuances	2,103,138

Common stock shares outstanding – as of September 30, 2008	77,760,963

Contractual Obligations and Commitments

EMCORE’s contractual obligations and commitments over the next five years are summarized in the table below:

As of September 30, 2008 (in millions)	Total	2009	2010 to 2011	2012 to 2013	2014 and later

Operating lease obligations	$11.7	$2.8	$4.5	$1.7	$2.7
Letters of credit	2.4	2.4	-	-	-
Purchase commitments (1)	226.1	68.4	134.8	22.9	-

Total contractual cash obligations and commitments	$240.2	$73.6	$139.3	$24.6	$2.7

_______________
(1)	The purchase commitments primarily represent the value of purchase agreements issued for raw materials and services that have been scheduled for fulfillment over the next three to five years.

Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties.  As of September 30, 2008, EMCORE does not have any significant purchase obligations or other long-term liabilities beyond those listed in the table above.

Change in Management

On March 31, 2008, Dr. Hong Q. Hou was appointed the Company’s Chief Executive Officer.  The Company also appointed Mr. Reuben F. Richards, the former Chief Executive Officer, as Executive Chairman and Chairman of the Board of Directors and Dr. Thomas J. Russell, the former Chairman, as Chairman Emeritus and Lead Director.

On August 18, 2008, John M. Markovich was appointed the Company’s Chief Financial Officer.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.  We do not use derivative financial instruments for speculative purposes.

Currency Exchange Rates. The United States dollar is the functional currency for the Company’s consolidated financials. The functional currency of the Company’s Spanish subsidiary is the Euro and for the China subsidiary it is the Yuan Renminbi. The financial statements of these entities are translated to United States dollars using period end rates for assets and liabilities, and the weighted average rate for the period for all revenue and expenses. During the normal course of business, the Company is exposed to market risks associated with fluctuations in foreign currency exchange rates, primarily the Euro. To reduce the impact of these risks on the Company’s earnings and to increase the predictability of cash flows, the Company uses natural offsets in receipts and disbursements within the applicable currency as the primary means of reducing the risk. Some of our foreign suppliers may adjust their prices (in $US) from time to time to reflect currency exchange fluctuations, and such price changes could impact our future financial condition or results of operations.  The Company does not currently hedge its foreign currency exposure.

Interest Rates. We maintain an investment portfolio in a variety of high-grade (AAA), short-term debt and money market instruments that includes auction-rate securities. As a result, our future investment income may be less than expected because of changes in interest rates, or we may suffer losses in principal if forced to sell securities that have experienced a decline in market value because of changes in interest rates.  The Company does not currently hedge its interest rate exposure.

Credit Market Conditions

Recently, the U.S. and global capital markets have been experiencing turbulent conditions, particularly in the credit markets, as evidenced by tightening of lending standards, reduced availability of credit, and reductions in certain asset values.  This could impact the Company’s ability to obtain additional funding through financing or asset sales.

Auction Rate Securities

Historically, the Company has invested in securities with an auction reset feature (“auction rate securities”).  In February 2008, the auction market failed for the Company’s auction rate securities, which meant that the Company was unable to sell its investments in auction rate securities.  At September 30, 2008, the Company had approximately $3.1 million in auction rate securities.  The underlying assets for $1.7 million of this total are currently AAA rated, the highest rating by a rating agency.  The remaining $1.4 million of investments are securities whose underlying assets are primarily student loans which are substantially backed by the U.S. Government. In October 2008, the Company received agreements from its investment brokers announcing settlement of the auction rate securities at 100% par value, of which $1.7 million was settled at 100% par value in November 2008 and the remaining $1.4 million is expected to be settled by June 2010.  The Company classified the $1.7 million securities as a current asset and the remaining $1.4 million securities as a long-term asset based on actual and expected settlement dates.  Due to the fact the Company believes that it will receive full value of its remaining $1.4 million securities; we have not recorded any impairment on these investments as of September 30, 2008.  If we are unable to liquidate and settle these auction rate securities on favorable terms and conditions, such liquidity limitations could have a material adverse effect on the Company's financial condition, results of operations, and cash flow.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EMCORE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
For the fiscal years ended September 30, 2008, 2007 and 2006
(in thousands, except per share data)

	2008	2007	2006
Product revenue	$228,977	$148,334	$132,304
Service revenue	10,326	21,272	11,229
Total revenue	239,303	169,606	143,533

Cost of product revenue	208,963	124,480	109,880
Cost of service revenue	445	14,758	7,701
Total cost of revenue	209,408	139,238	117,581
Gross profit	29,895	30,368	25,952

Operating expenses:
Selling, general and administrative	43,460	57,844	38,177
Research and development	39,483	29,980	19,692
Impairment of goodwill and/or intellectual property	22,233	-	2,233
Total operating expenses	105,176	87,824	60,102
Operating loss	(75,281)	(57,456)	(34,150)

Other expense (income):
Interest income	(862)	(4,120)	(1,286)
Interest expense	1,580	4,985	5,352
Loss from conversion of subordinated notes	4,658	-	-
Loss from convertible subordinated notes exchange offer	-	-	1,078
Loss from early redemption of convertible subordinated notes	-	561	-
Stock-based compensation expense from tolled options	4,316	-	-
Gain from insurance proceeds	-	(357)	-
Gain from sale of WWAT Investment	(7,384)	-	-
Impairment of investment	1,461	-	500
Loss on disposal of property, plant and equipment	1,064	210	424
Net gain on sale of GELcore investment	-	-	(88,040)
Equity in net loss of GELcore investment	-	-	599
Equity in net loss of Velox investment	-	-	332
Foreign exchange loss (gain)	746	(13)	-
Total other expense (income)	5,579	1,266	(81,041)

(Loss) income from continuing operations before income taxes	(80,860)	(58,722)	46,891

Provision for income taxes	-	-	1,852
(Loss) income from continuing operations	(80,860)	(58,722)	45,039

Discontinued operations:
Income from discontinued operations	-	-	373
Gain on disposal of discontinued operations, net of tax	-	-	9,511
Income from discontinued operations	-	-	9,884

Net (loss) income	$(80,860)	$(58,722)	$54,923

Per share data:
Basic per share data:
(Loss) income from continuing operations	$(1.20)	$(1.15)	$0.91
Income from discontinued operations	-	-	0.20
Net (loss) income	$(1.20)	$(1.15)	$1.11

Diluted per share data:
(Loss) income from continuing operations	$(1.20)	$(1.15)	$0.87
Income from discontinued operations	-	-	0.19
Net (loss) income	$(1.20)	$(1.15)	$1.06

Weighted-average number of shares outstanding:
Basic	67,568	51,001	49,687
Diluted	67,568	51,001	52,019

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2008 and 2007
(in thousands)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$18,227	$12,151
Restricted cash	1,854	1,538
Available-for-sale securities	2,679	29,075
Accounts receivable, net of allowance of $2,377 and $802, respectively	60,313	38,151
Receivables, related parties	-	332
Income tax receivable	130	-
Inventory, net	64,617	29,205
Prepaid expenses and other current assets	6,970	4,350

Total current assets	154,790	114,802

Property, plant and equipment, net	83,278	57,257
Goodwill	52,227	40,990
Other intangible assets, net	28,033	5,275
Investments in unconsolidated affiliates	8,240	14,872
Available-for-sale securities, non-current	1,400	-
Long-term restricted cash	569	-
Other non-current assets, net	741	1,540

Total assets	$329,278	$234,736

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,266	$22,685
Accrued expenses and other current liabilities	22,696	28,776
Income taxes payable	594	137

Total current liabilities	75,556	51,598

Convertible subordinated notes	-	84,981

Total liabilities	75,556	136,579

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 200,000 shares authorized, 77,920 shares issued and 77,761 shares outstanding as of September 30, 2008; 51,208 shares issued and 51,049 shares outstanding as of September 30, 2007	680,020	443,835
Accumulated deficit	(424,764)	(343,578)
Accumulated other comprehensive income (loss)	549	(17)
Treasury stock, at cost; 159 shares as of September 30, 2008 and 2007	(2,083)	(2,083)
Total shareholders’ equity	253,722	98,157

Total liabilities and shareholders’ equity	$329,278	$234,736

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the fiscal years ended September 30, 2008, 2007 and 2006
(in thousands)

	Common Stock Shares	Common Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at October 1, 2005	48,003	$416,274	$(339,779)	$-	$(932)	$75,563

Net income (and comprehensive income)			54,923			54,923
Stock-based compensation		4,994				4,994
Stock option exercises	1,655	6,326				6,326
Compensatory stock issuances	97	758				758
Issuance of common stock – ESPP	217	1,108				1,108
Issuance of common stock for acquisition of:
Force, Inc.	240	1,625				1,625
Phasebridge, Inc.	128	700				700
K2 Optronics, Inc.	549	4,135				4,135
Shares issued in lieu of royalties	53	418				418
Treasury stock	(139)				(1,151)	(1,151)

Balance at September 30, 2006	50,803	436,338	(284,856)	-	(2,083)	149,399

Net loss			(58,722)			(58,722)
Translation adjustment				(17)		(17)
Comprehensive loss			(58,722)	(17)		(58,739)

Stock-based compensation		5,939				5,939
Stock option exercises	86	202				202
Compensatory stock issuances	160	787				787
Discount on debt due to early redemption of convertible subordinated notes		293				293
Proceeds from executives for profits received upon exercise of stock options		276				276

Balance at September 30, 2007	51,049	$443,835	$(343,578)	$(17)	$(2,083)	$98,157

Net loss			(80,860)			(80,860)
Translation adjustment				566		566
Comprehensive loss	-	-	(80,860)	566	-	(80,294)

Cumulative adjustment for the implementation of FIN 48			(326)			(326)
Stock-based compensation		11,278				11,278
Stock option exercises	1,659	7,047				7,047
Compensatory stock issuances	178	1,282				1,282
Issuance of common stock - ESPP	121	679				679
Proceeds from Section 16 Officers	-	31				31
Conversion of subordinated convertible notes	12,187	85,429				85,429
Issuance of common stock in private placement transaction	8,000	93,647				93,647
Issuance of common stock in Opticomm acquisition	145	707				707
Issuance of common stock in Intel acquisitions	4,422	36,085				36,085

Balance at September 30, 2008	77,761	$680,020	$(424,764)	$549	$(2,083)	$253,722

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the fiscal years ended September 30, 2008, 2007 and 2006
(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(80,860)	$(58,722)	$54,923

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation expense	11,278	5,939	4,727
Income from discontinued operations	-	-	(373)
Gain on disposal of discontinued operations	-	-	(9,511)
Gain on sale of GELcore investment	-	-	(88,040)
Depreciation and amortization expense	13,616	10,122	12,332
Loss on disposal of property, plant and equipment	1,064	210	424
Provision for doubtful accounts	1,892	1,341	183
Inventory write-downs	5,053	3,513	1,955
Accretion of loss from convertible subordinated notes exchange offer	41	198	165
Loss from conversion of subordinated notes	1,169	-	-
Loss from convertible subordinated notes exchange offer	-	-	1,078
Loss from early redemption of convertible subordinated notes	-	561	-
Equity in net loss of unconsolidated affiliates	-	-	931
Gain from sale of WWAT investment	(7,384)	-	-
Compensatory stock issuances	1,282	787	758
Reduction of note receivable due for services received	520	521	521
Impairment of goodwill and/or intellectual property	22,233	-	2,233
Impairment of investment	1,461	-	500
Forgiveness of shareholders’ notes receivable	-	82	2,613
Total non-cash adjustments	52,225	23,274	(69,504)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(24,062)	(10,408)	(7,690)
Related party receivables	332	-	67
Inventory	(7,360)	(8,760)	(7,478)
Prepaid and other current assets	(2,646)	358	(48)
Other assets	(1,895)	(631)	(302)
Accounts payable	29,581	2,187	4,148
Accrued expenses and other current liabilities	(7,257)	6,320	1,248
Total change in operating assets and liabilities	(13,307)	(10,934)	(10,055)

Net cash used in operating activities of continuing operations	(41,942)	(46,382)	(24,636)
Net cash used in operating activities of discontinued operations	-	-	(1,652)

Net cash used in operating activities	(41,942)	(46,382)	(26,288)

Cash flows from investing activities:
Cash proceeds from sale of investment	13,080	-	100,000
Purchase of plant and equipment	(17,238)	(10,065)	(7,311)
Proceeds from insurance recovery	1,189	362	-
Investments in unconsolidated affiliates	(1,503)	(13,891)	-
Proceeds from employee notes receivable	-	121	-
Proceeds from notes receivable	-	3,000	-
Proceeds from associated company	-	-	500
Purchase of businesses, net of cash acquired	(75,707)	(4,097)	610
Purchase of available-for-sale securities	(7,000)	(26,000)	(100,325)
Sale of available-for-sale securities	33,392	98,300	19,600
Funding of restricted cash	(316)	(800)	(138)
Proceeds from disposals of property, plant and equipment	162	22	21
Investing activities of discontinued operations	-	-	11,267

Net cash (used in) provided by investing activities	$(53,941)	$46,952	$24,224

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the fiscal years ended September 30, 2008, 2007 and 2006
(in thousands)

(Continued from previous page)	2008	2007	2006
Cash flows from financing activities:
Payments on other long-term obligations	$-	$-	$(839)
Payments on capital lease obligations	(11)	(44)	-
Proceeds from exercise of stock options	7,047	202	6,326
Proceeds from employee stock purchase plan	679	-	1,108
Proceeds from executives for profits received upon exercise of stock options	31	276	-
Payments of convertible debt obligation	-	(11,428)	(1,350)
Proceeds from private placement of common stock and warrants, Net of issuance costs	93,647	-	-
Convertible debt/equity issuance costs	-	-	(114)

Net cash provided by (used in) financing activities	101,393	(10,994)	5,131

Effect of foreign currency	566	(17)	-

Net increase (decrease) in cash and cash equivalents	6,076	(10,441)	3,067

Cash and cash equivalents at beginning of year	12,151	22,592	19,525

Cash and cash equivalents at end of year	$18,227	$12,151	$22,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$3,314	$4,836	$4,428

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of property and equipment under capital leases	$-	$-	$126
Common stock issued in connection with Intel acquisition	$36,085	$-	$6,460
Common stock issued in connection with Opticomm acquisition	$707	$-	$-
Issuance of common stock for conversion of convertible senior subordinated notes	$85,429	$-	$-
Issuance of common stock in lieu of royalties	$-	$-	$418
Note receivable received in connection with sale of discontinued operations	$-	$-	$3,000
Purchase of property, plant and equipment on account	$-	$390	$339
Manufacturing equipment received in lieu of earn-out proceeds from disposition of discontinued operations	$-	$-	$2,012

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1.  Description of Business

EMCORE Corporation and consolidated subsidiaries (the “Company” or “EMCORE”) designs, manufactures and markets a broad portfolio of compound semiconductor-based products for the broadband, fiber optic, satellite and solar power markets. The Company has two reporting segments: Fiber Optics and Photovoltaics.  The Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data communications and telecommunications networks, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks. The products enable information that is encoded on light signals to be transmitted, routed (switched) and received in communication networks.  The Photovoltaics segment provides products for satellite and terrestrial applications.  For satellite applications, the Company offers high efficiency gallium arsenide (“GaAs”) solar cells, covered interconnect cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, the Company has adapted its high-efficiency GaAs solar cells for use in concentrating photovoltaic (CPV) systems.  Furthermore, the Company has developed CPV systems for the utility scale solar market.  The Company believes its products provide their customers with compelling cost and performance advantages over traditional silicon-based solutions. These advantages include higher solar cell efficiency allowing for greater conversion of light into electricity as well as a superior ability to withstand extreme heat and radiation environments. These advantages enable a reduction in a customer’s solar product footprint by providing more power output with less solar cells, which is an enhanced benefit when our product is used in CPV systems.

Liquidity Matters

The Company commenced operations in 1984 and as of September 30, 2008, the Company had an accumulated deficit of $424.8 million. We incurred a net loss of $80.9 million in fiscal 2008, net loss of $58.7 million in fiscal 2007, and net income of $54.9 million in fiscal 2006.  Fiscal 2006 results included the sale of our GELcore joint venture that resulted in a net gain, before tax, of $88.0 million.  Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future.  Although our revenue has grown in recent years, we may be unable to sustain such growth rates if there are adverse changes in market or economic conditions.  If we are not able to increase revenue and/or reduce our costs, we may not be able to achieve profitability.

At September 30, 2008, cash, cash equivalents, available-for-sale securities and restricted cash totaled approximately $24.7 million. Historically, the Company has consumed cash from operations.  During fiscal 2008, we consumed cash from operations of approximately $41.9 million, with the rate of cash consumption declining in the third and fourth quarters.  Historically, we have addressed our liquidity requirements through a series of cost reduction initiatives, capital markets transactions and the sale of assets. As of September 30, 2008, we had approximately $79.2 million in working capital.  Although we expect our operating performance to improve in future periods, we anticipate that the recession in the United States and the slowdown of economic growth in the rest of the world may create a more challenging business environment for us in the near term.

These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management Actions and Plans

Recently, we have revised the assumptions underlying our operating plans and recognized that additional actions were needed to position our operations to minimize cash usage.  Accordingly, we undertook a number of initiatives aimed at conserving or generating cash on an incremental basis through the end of 2009. These initiatives included business realignment, structural cost and headcount reductions, reduction of capital spending, a greater emphasis on managing our working capital, and certain asset sales. In December 2008, we announced an agreement to sell our non-core equity interests for approximately $11.4 million in cash.

In addition to these operational measures, we are actively pursuing a number of capital raising initiatives including the sale of a minority ownership position in the Company’s photovoltaics business as an initial step towards a potential spin off of the business. In October 2008, we announced the closing of a $25 million secured credit facility with Bank of America and, in November 2008, the Company sold $1.7 million of our auction rate securities at 100% par value with the remaining $1.4 million in auction rate securities expected to be settled at 100% par value by June 2010.

These initiatives are intended to conserve or generate cash in response to the deterioration in the global economy so that we can preserve adequate liquidity through December 2009.  However, the full effect of many of these actions will not be realized until later in 2009, even if they are successfully implemented. We are committed to exploring all of the initiatives discussed above and there is no assurance that capital markets conditions will improve within that time frame. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above within the timeline contemplated by our plans.

Conclusion

If cash generated from operations and cash on hand are not sufficient to satisfy EMCORE's liquidity requirements, EMCORE will seek to obtain additional equity or debt financing.  Due to the unpredictable nature of the capital markets, additional funding may not be available when needed, or on terms acceptable to EMCORE.  If EMCORE is required to raise additional financing and if adequate funds are not available or not available on acceptable terms, our ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited. Such a limitation could have a material adverse effect on EMCORE's business, financial condition, results of operations, and cash flow.

NOTE 2.  Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include EMCORE and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk. Financial instruments that may subject EMCORE to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. EMCORE’s cash and cash equivalents and marketable securities are held in safekeeping by certain large creditworthy financial institutions in excess of the $250,000 insured limit of the Federal Deposit Insurance Corporation. EMCORE has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. From time to time, EMCORE performs credit evaluations of its customers' financial condition and occasionally requests deposits or letters of credit in advance of shipping to its customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment patterns, bad debt write-off experience, and financial review of the customer.

Cash and Cash Equivalents. Cash and cash equivalents consist primarily of highly liquid short-term investments with an original maturity of three months or less at the time of purchase.

Restricted Cash. Restricted cash represents interest-bearing investments in bank certificates of deposit and money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties.

Available-for-Sale Securities.  Investments in securities with remaining maturities in excess of three months, which are held for purposes of funding our current operations, are classified as available for sale and reported at fair value in accordance with Statement of Financial Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).  The investments consist of auction rate securities, which have interest rates that reset generally every 7 to 35 days, and equity securities.

Valuation of Accounts Receivable. The Company regularly evaluates the collectibility of its accounts receivable and accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligations to us. The allowance is based on the age of receivables and a specific identification of receivables considered at risk. The Company classifies charges associated with the allowance for doubtful accounts as SG&A expense. If the financial condition of our customers were to deteriorate impacting their ability to pay us, additional allowances may be required.

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

Valuation of Goodwill. Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed. The Company evaluates its goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Management has elected December 31 as its annual assessment date.  Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit. The determination as to whether a write-down of goodwill is necessary involves significant judgment based on the short-term and long-term projections of the future performance of the reporting unit to which the goodwill is attributed. The Company has determined it has four operating units.  As of December 31, 2007 and 2006, we tested for impairment of our goodwill and based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value, and therefore, no impairment was recognized for any period presented in the consolidated financial statements.  As of September 30, 2008, due to the recent decline in the Company’s stock price and economic downturn, we tested again for impairment of our goodwill.  Based on that analysis, we determined that an impairment of $22.0 million should be recognized for the period ended September 30, 2008.  Subsequent to our fiscal year-end, we’ve experienced further price decline in our common stock.  Accordingly, an impairment test will be performed on our annual schedule and further impairment is likely to result.

Valuation of Long-lived Assets and Other Intangible Assets.  Long-lived assets consist primarily of our property, plant, and equipment.  Other intangible assets consist primarily of intellectual property that has been internally developed or purchased.  Purchased intangible assets include existing and core technology, trademarks and trade names, and customer contracts.  Intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to fifteen years.  Because all of intangible assets are subject to amortization, the Company reviews these intangible assets for impairment in accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived  Assets to be Disposed Of.  The Company reviews long-lived assets and other intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. A long-lived asset or other intangible asset is considered impaired when its anticipated undiscounted cash flow is less than its carrying value. In making this determination, the Company uses certain assumptions, including, but not limited to: (a) estimates of the fair market value of these assets; and (b) estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that assets will be used in our operations, and estimated salvage values. As of September 30, 2008, due to the recent decline in the Company’s stock price and economic downturn, we tested for impairment of our long-lived assets and other intangible assets and based on that analysis, we determined that no impairment was recognized for any period presented in the consolidated financial statements.

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

Revenue Recognition. Revenue is recognized upon shipment provided persuasive evidence of a contract exists, (such as when a purchase order or contract is received from a customer), the price is fixed, the product meets its specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. In those few instances where a given sale involves post shipment obligations, formal customer acceptance documents, or subjective rights of return, revenue is not recognized until all post-shipment conditions have been satisfied and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board (“FOB”) or free carrier alongside (“FCA”) shipping point, which means that the Company fulfills its delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the buyer bears all costs and risks of loss or damage to the goods from that point. In certain cases, the Company ships its products cost insurance and freight (“CIF”). Under this arrangement, revenue is recognized under FCA shipping point terms, but the Company pays (and bills the customer) for the cost of shipping and insurance to the customer's designated location. The Company accounts for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for its use and title and ownership have transferred to the customer. Revenue from time and material contracts is recognized at the contractual rates as labor hours and direct expenses are incurred.  The Company also generates service revenue from hardware repairs and calibrations that is recognized as revenue upon completion of the service.  Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

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

Product Warranty Reserves. EMCORE provides its customers with limited rights of return for non-conforming shipments and warranty claims for certain products. In accordance with SFAS 5, Accounting for Contingencies, EMCORE makes estimates of product warranty expense using historical experience rates as a percentage of revenue and accrues estimated warranty expense as a cost of revenue. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product issues. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods.

Research and Development. Research and development costs are charged as an expense as they are incurred.

Income Taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  Management provides valuation allowances against the deferred tax asset for amounts which are considered “more likely than not” to be realized. See Note 15, Income Taxes.

Comprehensive Income (Loss). SFAS 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) consists of net earnings and foreign currency translation adjustments and is presented in the accompanying consolidated statements of shareholders' equity.

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

(in thousands)	2008	2007	2006

Numerator:
(Loss) income from continuing operations	$(80,860)	$(58,722)	$45,039

Denominator:
Basic EPS:
Weighted average common shares outstanding	67,568	51,001	49,687
Basic EPS for (loss) income from continuing operations	$(1.20)	$(1.15)	$0.91

Diluted EPS:
Weighted average common shares outstanding	67,568	51,001	49,687
Stock options	-	-	2,332
	67,568	51,001	52,019
Diluted EPS for (loss) income from continuing operations	$(1.20)	$(1.15)	$0.87

For the periods ended September 30, 2008 and 2007, respectively, 2,255,527 and 5,697,766 common shares representing options were excluded from the diluted earnings per share calculations. These options, along with the Company’s convertible subordinated notes, were not included in the computation of diluted earnings per share in the periods ended September 30, 2008 and 2007 as the Company incurred a net loss for the periods and any effect would have been anti-dilutive.  For the period ended September 30, 2006, 2,331,715 common shares representing options were excluded from the diluted earnings per share calculations.  There was no dilutive effect from these shares or the shares related to our convertible subordinated notes of 12,016,930 at September 30, 2006 because the average market price of our common stock during that period did not exceed the conversion price.

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

NOTE 3.  Recent Accounting Pronouncements

SFAS 141(R) - In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 141(R), Business Combinations. This statement replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently assessing the potential impact that the adoption of SFAS 141(R) in fiscal 2010 could have on the Company’s financial statements.

SFAS 157 - In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, providing a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the Financial Accounting Standards Board (“FASB”) finalized FASB Staff Position (“FSP”) No. 157-2. This FSP delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Management is currently assessing the potential impact that the adoption of SFAS 157 in fiscal 2009 could have on the Company’s financial statements.  In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our financial statements on September 30, 2008. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition.

SFAS 159 - In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company on October 1, 2008. Management has elected to not apply the fair value option and does not believe the adoption of SFAS 159 will have a material impact on the Company’s financial statements.

SFAS 160 - In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management is currently assessing the potential impact that the adoption of SFAS 160 in calendar 2009 could have on our financial statements.

SFAS 161 - In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is intended to enhance the current disclosure framework in SFAS 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently assessing the potential impact that the adoption of SFAS 161 in calendar 2009 could have on our financial statements.

FSP 142-3 - In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of under FASB Statement No. 141, Business Combinations.  FSP 142-3 is effective for the Company beginning January 1, 2009.  Management is currently assessing the potential impact that the adoption of FSP 142-3 in calendar 2009 could have on our financial statements.

FSP APB 14-1 - In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for the Company beginning in fiscal 2010, and will be applied retrospectively to prior periods. Management is currently assessing that the adoption of FSP APB 14-1 in fiscal 2010 could have on the Company’s financial statements.

NOTE 4.  Equity

Stock Options

EMCORE has stock option plans to provide long-term incentives to eligible officers, directors and employees in the form of stock options.  Most of the stock options vest and become exercisable over four to five years and have a contractual life of ten years. EMCORE maintains two stock option plans: the 2000 Incentive Stock Option Plan (“2000 Plan”), and the 1995 Incentive and Non-Statutory Stock Option Plan (“1995 Plan” and, together with the 2000 Plan, the “Option Plans”). The 1995 Plan authorizes the grant of options to purchase up to 2,744,118 shares of EMCORE's common stock. The 2000 Plan authorizes the grant of options to purchase up to 9,350,000 shares of EMCORE's common stock. As of September 30, 2008, no options were available for issuance under the 1995 Plan and 287,003 options were available for issuance under the 2000 Plan. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.  EMCORE issues new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan.

The following table summarizes the activity under the Option Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of October 1, 2005	6,166,226	$4.16

Granted	2,184,407	7.79
Exercised	(1,654,535)	3.82
Cancelled	(463,563)	4.57
Outstanding as of September 30, 2006	6,232,535	$5.49

Granted	1,340,200	6.24
Exercised	(86,484)	2.33
Forfeited	(285,000)	11.40
Cancelled	(1,503,485)	9.78
Outstanding as of September 30, 2007	5,697,766	$5.46

Granted	4,695,250	7.40
Tolled	658,989	5.19
Exercised	(1,658,723)	4.25
Forfeited	(406,898)	6.94
Cancelled	(56,931)	14.01
Outstanding as of September 30, 2008	8,929,453	$6.57	8.22

Exercisable as of September 30, 2008	2,765,276	$5.22	6.12

Expected to vest after September 30, 2008	6,449,371	$6.36	7.89

As of September 30, 2008 there was approximately $18.0 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the Option Plans. This expense is expected to be recognized over an estimated weighted average life of 3.41 years. The total intrinsic value of options exercised during fiscal 2008, 2007, and 2006 was $11.6 million, $0.3 million, and $8.0 million, respectively.  Intrinsic value for stock options is the in-the-money portion of the stock option's premium.  The aggregate intrinsic value of fully vested and expected to vest share options as of September 30, 2008 was $3.5 million.  The aggregate intrinsic value of exercisable stock options as of September 30, 2008 was $3.3 million.

	Number of Stock Options Outstanding			Options Exercisable
Exercise Price of Stock Options	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
>=$1.00 to <$5.00	2,212,084	6.39	$3.23	1,533,465	$2.82
>=$5.00 to <$10.00	6,566,299	8.91	$7.45	1,142,431	$7.22
>$10.00	151,070	4.89	$17.08	89,380	$20.91
TOTAL	8,929,453	8.22	$6.57	2,765,276	$5.22

Stock-based compensation expense is measured at grant date, based on the fair value of the award, over the requisite service period.  As required by SFAS 123(R), Share-Based Payment (revised 2004), management has made an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest. The effect of recording stock-based compensation expense during 2008 and 2007 was as follows:

(in thousands, except per share data)
	2008	2007

Stock-based compensation expense by award type:
Employee stock options	$6,455	$5,939
Employee stock purchase plan	507	-
Former employee stock options tolled	4,316	-
Total stock-based compensation expense	$11,278	$5,939

Net effect on net loss per basic and diluted share	$(0.17)	$(0.12)

Former Employee Stock Options Tolled

Under the terms of stock option agreements issued under the 2000 Plan, terminated employees who have vested and exercisable stock options have 90 days subsequent to the date of their termination to exercise their stock options. In November 2006, the Company announced that it was suspending its reliance on previously issued financial statements, which in turn caused the Company’s Form S-8 registration statements for shares of common stock issuable under the Option Plans not to be available. Therefore, terminated employees were precluded from exercising their stock options during the remaining contractual term (the “Blackout Period”).  To address this issue, the Company’s Board of Directors agreed in April 2007 to approve a stock option grant “modification” for these individuals by extending the normal 90-day exercise period after the termination date to a date after which the Company became compliant with its SEC filings and the registration of the stock option shares was once again effective.  The Company communicated the terms of the tolling agreement with its terminated employees in November 2007.  The Company’s Board of Directors approved an extension of the stock option expiration date equal to the number of calendar days during the Blackout Period before such stock option would have otherwise expired (the “Tolling Period”).   Former employees were able to exercise their vested stock options beginning on the first day after the lifting of the Blackout Period for a period equal to the Tolling Period.  Approximately 50 individuals were impacted by this modification.  The Company accounted for the modification of stock options issued to terminated employees as additional compensation expense in accordance with SFAS 123(R) in the first quarter of fiscal 2008 and adjusted the stock options to market value in the first quarter of 2008 and recognized income on expired options in the quarters ended December 31, 2007 and March 31, 2008.   All tolled options were either exercised or expired by January 29, 2008.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.  The weighted-average grant date fair value of stock options granted during fiscal 2008, 2007, and 2006 was $5.02, $4.87, and $6.22, respectively.

Black-Scholes Weighted-Average Assumptions	2008	2007	2006
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	71.0%	94.0%	97.0%
Risk-free interest rate	3.1%	4.5%	4.7%
Expected term (in years)	5.0	6.0	6.1
Estimated pre-vesting forfeitures	17.4%	24.9%	18.7%

Expected Dividend Yield:  The Black-Scholes valuation model calls for a single expected dividend yield as an input. EMCORE has not issued any dividends.

Expected Stock Price Volatility:  The fair values of stock-based payments were valued using the Black-Scholes valuation method with a volatility factor based on EMCORE’s historical stock prices.

Risk-Free Interest Rate:  EMCORE bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield that was currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of EMCORE’s stock-based awards do not correspond with the terms for which interest rates are quoted, EMCORE performed a straight-line interpolation to determine the rate from the available maturities.

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

Preferred Stock

EMCORE’s certificate of incorporation authorizes the Board of Directors to issue up to 5,882,352 shares of preferred stock of EMCORE upon such terms and conditions having such rights, privileges, and preferences as the Board of Directors may determine.  As of September 30, 2008 and 2007, there is no preferred stock outstanding.

Warrants

As of September 30, 2008, EMCORE had 1,400,003 outstanding warrants from the private placement of common stock and warrants in February 2008 exercisable immediately at $15.06 per share of common stock.  As of September 30, 2007, EMCORE did not have any outstanding warrants.

Employee Stock Purchase Plan

In fiscal 2000, EMCORE adopted an Employee Stock Purchase Plan (ESPP). The ESPP provides employees of EMCORE an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning the first business day of January and July of each year. The purchase price is set at 85% of the average high and low market price for EMCORE's common stock on either the first or last day of the participation period, whichever is lower, and contributions are limited to the lower of 10% of an employee's compensation or $25,000. In November 2006 through December 2007, the Company suspended the ESPP due to its review of historical stock option granting practices.  The Company reinstated the ESPP on January 1, 2008.  The number of shares of common stock reserved for issuance under the ESPP is 2,000,000 shares. EMCORE issues new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan.

The amount of shares issued for the ESPP are as follows:

	Number of Common Stock Shares Issued	Purchase Price per Common Stock Share
Amount of shares reserved for the ESPP	2,000,000

Number of shares issued in calendar years 2000 through 2003	(398,159)	$1.87 - $40.93
Number of shares issued in June 2004 for first half of calendar year 2004	(166,507)	$2.73
Number of shares issued in December 2004 for second half of calendar year 2004	(167,546)	$2.95
Number of shares issued in June 2006 for first half of calendar year 2006	(174,169)	$2.93
Number of shares issued in December 2006 for second half of calendar year 2006	(93,619)	$3.48
Number of shares issued in June 2007 for first half of calendar year 2007	(123,857)	$6.32
Number of shares issued in June 2008 for first half of calendar year 2008	(120,791)	$5.62

Remaining shares reserved for the ESPP as of September 30, 2008	755,352

Future Issuances

As of September 30, 2008, EMCORE has reserved a total of 12,671,811 shares of its common stock for future issuances as follows:
Number of Common Stock Shares Available
For exercise of outstanding common stock options	8,929,453
For future issuances to employees under the ESPP plan	755,352
For future common stock option awards	287,003
For future exercise of warrants	1,400,003
For future issuance in relation to the acquisition of Intel’s Optical Platform Division (See Note 5 - Acquisitions)	1,300,000

Total reserved	12,671,811

Private Placement of Common Stock and Warrants

On February 20, 2008, the Company completed the sale of $100.0 million of restricted common stock and warrants through a private placement transaction to fund the Intel Acquisitions.  In this transaction, investors purchased 8 million shares of our common stock, no par value, and warrants to purchase an additional 1.4 million shares of our common stock.  The purchase price was $12.50 per share, priced at the 20-day volume-weighted average price.  The warrants grant the holder the right to purchase one share of our common stock at a price of $15.06 per share, representing a 20.48% premium over the purchase price.  The warrants are immediately exercisable and remain exercisable until February 20, 2013.  In addition, the Company entered into a registration rights agreement with the investors to register for resale the shares of common stock issued in this transaction and the shares of common stock to be issued upon exercise of the warrants.  Beginning two years after their issuance, the warrants may be called by the Company for a price of $0.01 per underlying share if the closing price of its common stock has exceeded 150% of the exercise price for at least 20 trading days within a period of any 30 consecutive trading days and other certain conditions are met.  Total agent fees incurred were 5.75% of the gross proceeds, or $5.8 million.  The Company used a substantial portion of the net proceeds to acquire the telecom-related assets of Intel Corporation's Optical Platform Division.  See Note 5 – Acquisitions.

In the registration rights agreement, the Company agreed to pay liquidated damages in the event that it did not file a registration statement with the SEC with respect to the registrable securities, or if the registration statement was not declared effective, within certain deadlines.  The Company filed the registration statement, and it was declared effective within the deadlines specified in the registration rights agreement.   The Company further agreed to pay liquidated damages if sales of the registrable securities included in the registration statement are unable to be made or, if after a period of six months following the closing, the Company does not file with the SEC the reports required to be filed pursuant to Rule 144(c)(1) under the Securities Act and, as a result, holders are unable to sell their registrable securities.  In such events, the Company agreed to pay as liquidated damages to each holder of registrable securities an amount in cash equal to one percent (1.0%) of the aggregate purchase price of such holder’s registrable securities included in such registration statement on the day that such a failure first occurs and on every thirtieth day thereafter until such failure is cured.   Liquidated damages shall be paid on the earlier of (i) the last day of the calendar month during which such damages are incurred and (ii) the third business day after the event or failure giving rise to the damages is cured.  In the event the Company fails to make such payments in a timely manner, such liquidated damages shall bear simple interest at the rate of four percent (4.0%) per month until paid in full.  In no event shall the aggregate amount of liquidated damages exceed, in the aggregate, ten percent (10.0%) of the aggregate purchase price of the common stock sold in the private placement.

The Company accounted for the various components of the private placement transaction using the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial instruments Indexed to, and Potentially Settled in a Company’s Own Stock; and FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements. Warrants issued to the investors were accounted for as an equity transaction with a value of $9.8 million recorded to common stock. The potential future payments to the investors were considered a contingent liability in accordance with SFAS No. 5 Accounting for Contingencies. As of September 30, 2008, the Company did not record any contingent liability associated with the liquidated damages clause.

The costs associated with this equity offering were $6.3 million which were recorded against the issuance of common stock.

Share Dilution

The following table summarizes the Company’s equity transactions and effect on share dilution for the year ended September 30, 2008:
Number of Common Stock Shares Outstanding
Common stock shares outstanding – as of October 1, 2007	51,048,481

Conversion of convertible subordinated notes to equity (see Note 13 - Debt)	12,186,656
Private placement transaction	8,000,000
Acquisition of Intel’s Optical Platform Division (see Note 5 – Acquisitions)	4,422,688
Stock option exercises and other compensatory stock issuances	2,103,138

Common stock shares outstanding – as of September 30, 2008	77,760,963

On March 31, 2008, the Board of Directors authorized an additional 100 million shares of common stock available for issuance for a total of 200 million shares authorized.

NOTE 5.  Acquisitions

Intel’s Optical Platform Division

On February 22, 2008, the Company acquired assets of the telecom portion of Intel Corporation’s Optical Platform Division (“OPD”). The telecom assets acquired include inventory, fixed assets, intellectual property, and technology comprised of tunable lasers, tunable transponders, 300-pin transponders, and integrated tunable laser assemblies.  The purchase price was $75 million in cash and $10 million in the Company’s common stock, priced at a volume-weighted average price of $13.84 per share. Under the terms of the asset purchase agreement, the purchase price of $85 million is subject to adjustment based on an inventory true-up, plus specifically assumed liabilities.  Direct transaction costs totaled $0.5 million.  This acquisition was financed through proceeds received from the $100 million private placement of common stock and warrants (see Note 4 - Equity).

On April 20, 2008, the Company acquired the enterprise and storage assets of Intel Corporation’s OPD business, as well as Intel’s Connects Cables business.  The assets acquired include inventory, fixed assets, intellectual property, and technology relating to optical transceivers for enterprise and storage customers, as well as optical cable interconnects for high-performance computing clusters.  As consideration for the purchase of assets, the Company issued 3.7 million restricted shares of the Company’s common stock to Intel.  In addition, the Company may be required to make an additional payment to Intel based on the Company’s stock price twelve months after the closing of the transaction.  The final valuation and purchase price allocation is expected to be completed in fiscal 2009.  In the event that the Company is required to make an additional payment, it has the option to make that payment in cash, common stock or both (but not to exceed the equivalent value of 1.3 million shares).

The purchase price was allocated as follows:

(in thousands) Intel’s Optical Platform Division

Net purchase price	$111,792
Net assets acquired	(79,444)

Excess purchase price allocated to goodwill	$32,348

Net assets acquired in the acquisition were as follows:

Inventory	$33,287
Fixed assets	19,878
Intangible assets	26,279

Net assets acquired	$79,444

The primary reason for the acquisition of Intel Corporation’s OPD business was to expand the product line of EMCORE’s Fiber Optics business.  The main factor that contributed to the recognition of goodwill in the transaction was that OPD was an established business with significant assets and customer recognition.  The assets include certain non-quantifiable benefits that accrue to EMCORE such as customer acceptance of the OPD products, ready market for EMCORE’s existing products and customers for any new products EMCORE may bring to the market.

The $26.3 million of acquired intangible assets have a weighted average life of approximately eight years.  The intangible assets that make up that amount include customer lists of $7.5 (8 to 10 year useful life), developed and core technology of $16.6 (6 to 10 year useful life), and in-process research and development of $2.2.  Amortization expense totaled $2.3 million for the fiscal 2008.  Of the total goodwill recognized, approximately $32.3 million is expected to be deductible for tax purposes over a 15 year life.

In connection with this acquisition, Intel and the Company entered into a Transition Services Agreement (the “TSA”), which facilitated Intel to carve-out the business and deliver those assets to the Company. Intel also provided certain transition services to the Company, including financial services, supply chain support, data extraction, conversion services, facilities and site computing support, and office space services.  Operating expenses associated with the TSA were expensed as incurred. For the year ended September 30, 2008, the Company incurred $4.8 million of TSA-related fees in operating expenses and the TSA was substantially completed as of August 2008.

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

Condensed Consolidated Pro Forma Statement of Operations
(unaudited)

(in thousands, except per share data)	Period Ended September 30, 2008		Period Ended September 30, 2007
	EMCORE	Pro Forma	EMCORE	Pro Forma

Revenues	$239,303	$276,828	$169,606	$273,063
Net loss	(58,640)	(57,285)	(58,722)	(55,542)

Net loss per basic and diluted shares	$(0.87)	$(0.85)	$(1.15)	$(1.03)

Opticomm Corporation

In April 2007, the Company acquired privately-held Opticomm Corporation of San Diego, California, including its fiber optic video, audio and data networking business, technologies, and intellectual property.  At the time, Opticomm was one of the leading specialists in the field of fiber optic video, audio and data networking for the commercial, governmental and industrial sectors.  The Company paid $4.2 million initial consideration, less $0.1 million cash received at acquisition, for all of the shares of Opticomm. The Company also agreed to an additional earn-out payment based on Opticomm’s 2007 revenue which amounted to approximately $0.7 million.

The Company completed the valuation of Opticomm's inventory, property and equipment, and identifiable intangible assets and adjusted the preliminary purchase price allocation in March 2008 to reflect the final valuation of acquired assets.  Goodwill was adjusted by approximately $0.1 million to properly reflect purchased goodwill, $1.4 million of goodwill will not be deductible for tax purposes.  The purchase price allocation identified $2.2 million of intangible assets with a five year weighted average amortization period, which included $1.4 million in customer lists, $0.7 million in patents and $0.1 million in order backlog.  Amortization expense totaled $0.3 million and $0.3 million, for the fiscal ended September 30, 2008 and 2007, respectively.

The final purchase price was allocated as follows:

(in thousands) Opticomm Corporation Acquisition	Preliminary	Adjustments	Final

Net purchase price	$4,097	$781	$4,878
Net assets acquired	(3,573)	103	(3,470)

Excess purchase price allocated to goodwill	$524	$884	$1,408

Net assets acquired in the acquisition were as follows:

Working capital	$1,058	$223	$1,281
Fixed assets	81	-	81
Intangible assets	2,504	(326)	2,178
Current liabilities	(70)	-	(70)

Net assets acquired	$3,573	$(103)	$3,470

These transactions were accounted for as a business combination using the purchase method of accounting in accordance with SFAS 141, Business Combinations; therefore, the tangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The operating results of the entire business acquired are included in the accompanying consolidated statement of operations from the date of acquisition.  The acquired business is part of the Company’s Fiber Optics reporting segment.

NOTE 6.  Investments

Auction Rate Securities

In fiscal 2008, the Company purchased $7.0 million of available-for-sale securities and sold approximately $33.4 million to fund operations.  See Note 14 – Commitments and Contingencies for further discussion regarding the Company’s investment in auction rate securities.

Lightron Equity Securities

In April 2008, the Company invested approximately $1.5 million in Lightron Corporation, a Korean Company publicly traded on the Korean Stock Market.  The Company initially accounted for this investment as an available for sale security.  Due to the decline in the market value of this investment and the expectation of non-recovery of this investment beyond its current market value, the Company recorded a $0.5 million “other than temporary” impairment loss on this investment as of September 30, 2008.

WorldWater & Solar Technologies and Velox Corporation

See Note 18 – Related Party Transactions for a discussion regarding the Company’s investment in WorldWater & Solar Technologies Corporation and Velox Corporation.

NOTE 7.  Restructuring Charges

As EMCORE has acquired businesses and consolidated them into its existing operations, EMCORE has incurred charges associated with the transition and integration of those activities. In accordance with Statement of Financial Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), expenses recognized as restructuring charges include costs associated with the integration of several business acquisitions and EMCORE’s overall cost-reduction efforts.  Restructuring charges are included in SG&A.  The charges recognized in fiscal 2008 and restructuring activities expected to be completed in fiscal 2009 are primarily related to our Fiber Optics reporting segment.  Restructuring charges incurred and expected to be incurred consist of the following:

(in thousands)	Amount Incurred in Period	Cumulative Amount Incurred to Date	Amount Expected in Future Periods	Total Amount Expected to be Incurred	Accrual as of September 30, 2008

One-time termination benefits	$96	$3,275	$-	$3,275	$79
Contract termination Costs	-	590	-	590	152
Other associated costs	-	3,436	-	3,436	100
Total restructuring charges	$96	$7,301	$-	$7,301	$331

The following table sets forth changes in the accrual for restructuring charges:

(in thousands)

Balance at September 30, 2006	$256
Increase in liability due to restructuring activities within our Photovoltaics segment	3,752
Costs paid or otherwise settled	(1,896)

Balance at September 30, 2007	2,112
Increase in liability due to restructuring activities within our Fiber Optics segment	96
Costs paid or otherwise settled	(1,877)

Balance at September 30, 2008	$331

NOTE 8.  Receivables

The components of accounts receivable as of September 30, 2008 and 2007 consisted of the following:

(in thousands)	2008	2007
Accounts receivable	$57,703	$35,558
Accounts receivable – unbilled	4,987	3,395

Accounts receivable, gross	62,690	38,953

Allowance for doubtful accounts	(2,377)	(802)

Total accounts receivable, net	$60,313	$38,151

The following table summarizes the changes in the allowance for doubtful accounts for the years ended September 30, 2008, 2007 and 2006:

(in thousands)	2008	2007	2006
Balance at beginning of year	$802	$552	$320
Charge to provision (recovery)	1,892	494	364
Write-offs (deductions against receivables)	(317)	(244)	(132)

Balance at end of year	$2,377	$802	$552

See discussion on related party receivables in Note 18 – Related Party Transactions.

NOTE 9.  Inventory, net

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor and manufacturing overhead costs. The components of inventory as of September 30, 2008 and 2007 consisted of the following:

(in thousands)	2008	2007
Raw Materials	$38,304	$19,884
Work-in-process	7,293	6,842
Finished goods	32,010	10,891
Inventory, gross	77,607	37,617

Less: reserves	(12,990)	(8,412)

Total inventory, net	$64,617	$29,205

The following table summarizes the changes in the inventory reserve accounts for the years ended September 30, 2008, 2007 and 2006:

(in thousands)	2008	2007	2006
Balance at beginning of year	$8,412	$6,472	$8,039
Account adjustments charged to cost of sales	5,053	3,513	1,955
Write-offs	(475)	(1,573)	(3,522)

Balance at end of year	$12,990	$8,412	$6,472

The significant increase in the Company’s inventory reserve is due to the increase in inventory related to the acquisition of Intel Corporation’s OPD business (See Note 5 – Acquisitions for further detail) as well as significant valuation reserves taken by the Company due to the declining market and overall economic downturn at the end of fiscal 2008.

NOTE 10.  Property, Plant, and Equipment, net

The components of property, plant, and equipment as of September 30, 2008 and 2007 consisted of the following:

(in thousands)	2008	2007
Land	$1,502	$1,502
Building and improvements	44,607	43,397
Equipment	106,947	75,631
Furniture and fixtures	5,403	5,643
Leasehold improvements	478	2,141
Construction in progress	4,395	3,744
Property, plant and equipment, gross	163,332	132,058

Less: accumulated depreciation and amortization	(80,054)	(74,801)

Total property, plant and equipment, net	$83,278	$57,257

As of September 30, 2008 and 2007, EMCORE did not have any significant capital lease agreements.

Depreciation expense was $10.1 million, $7.8 million and $9.6 million in fiscal 2008, 2007 and 2006, respectively.

NOTE 11.  Goodwill and Intangible Assets, net

The following table sets forth changes in the carrying value of goodwill by reporting segment:

(in thousands)	Fiber Optics	Photovoltaics	Total
Balance at September 30, 2006	$20,063	$20,384	$40,447
Acquisition – Opticomm Corporation	524	-	524
Acquisition – earn-out payments	19	-	19

Balance at September 30, 2007	20,606	20,384	40,990
Acquisition – earn-out payments	771	-	771
Acquisition – Intel’s Optical Platform Division	32,348	-	32,348
Final purchase price allocation adjustment: Opticomm acquisition	118	-	118
Impairment of goodwill	(22,000)	-	(22,000)

Balance at September 30, 2008	$31,843	$20,384	$52,227

The Company’s step one analysis under SFAS 142 as of September 30, 2008 has provided an indicator that goodwill impairment is probable in its EDP reporting unit.  Accordingly, the Company is required to perform step two of the SFAS 142 impairment analysis, determining the amount of goodwill impairment to be recorded.  The amount is calculated by comparing the implied fair value of the goodwill to its carrying amount.  This exercise requires the Company to allocate the fair value determined in step one to the individual assets and liabilities of the reporting unit.  Any remaining fair value would be the implied fair value of goodwill on the testing date.   As of the filing of this 10-K, the Company had not completed its analysis due to the complexities involved in determining the implied fair value of the goodwill for that particular reporting unit, which is based on the determination of the fair value of all assets and liabilities in the reporting unit. However, based on the work performed through the date of the filing, the Company concluded that an impairment loss can be reasonably estimated. Accordingly, the Company has recorded a $22.0 million non-cash goodwill impairment charge, representing its best estimate of the impairment loss present at September 30, 2008.

The Company expects to finalize its goodwill impairment analysis prior to the filing of its 10-Q for the first fiscal 2009 quarter. There could be material adjustments to the goodwill impairment charge when the goodwill impairment test is completed. Any adjustments to its preliminary estimates as a result of completing this evaluation will be recorded in the financial statements for the quarter ended December 31, 2008.

The following table sets forth changes in the carrying value of intangible assets by reporting segment:

(in thousands)	As of September 30, 2008			As of September 30, 2007
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics	$35,991	$(8,502)	$27,489	$10,675	$(5,755)	$4,920
Photovoltaics	956	(412)	544	2,515	(2,160)	355

Total	$36,947	$(8,914)	$28,033	$13,190	$(7,915)	$5,275

During 2008, the Company acquired intellectual property assets for $26.3 million with a weighted-average life of eight years, based on the preliminary purchase price allocation. All of the Company’s identified intangible assets are subject to amortization. Amortization expense for intellectual property assets was $3.6 million and $2.0 million during fiscal 2008 and 2007, respectively. The amortization of an intellectual property asset is generally included in SG&A on the consolidated statements of operations.

Based on the carrying amount of the intangible assets as of September 30, 2008, and assuming no future impairment of the underlying assets, the estimated future amortization expense is as follows:

(in thousands)
Fiscal year ending:
September 30, 2009	$5,691
September 30, 2010	5,578
September 30, 2011	4,163
September 30, 2012	3,105
September 30, 2013	2,876
Thereafter	6,620

Total future amortization expense	$28,033

NOTE 12.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities as of September 30, 2008 and 2007 consisted of the following:

(in thousands)	2008	2007
Compensation-related	$6,640	8,398
Interest	-	1,775
Warranty	4,640	1,310
Professional fees	2,099	6,213
Royalty	1,414	705
Self insurance	1,044	794
Deferred revenue and customer deposits	1,422	687
Tax-related	2,961	3,460
Acquisition-related	-	310
Accrued program loss	843	-
Inventory obligation	982	1,499
Restructuring accrual	331	2,112
Other	320	1,513

Total accrued expenses and other current liabilities	$22,696	28,776

In February 2008, the Company converted all of its convertible subordinated notes into shares of common stock (see Note 13 – Debt).  As of September 30, 2008, the Company did not have any long-term debt or related accrued interest.

The following table sets forth changes in the product warranty accrual account:

(in thousands) For the fiscal years ended September 30, 2008 and 2007	2008	2007
Balance at beginning of year	$1,310	$1,074
Provision adjustments	3,330	236
Utilization of warranty accrual	-	-

Balance at end of year	$4,640	$1,310

The majority of the increased product warranty accrual relates to the Photovoltaics reporting segment.  Specifically as of September 30, 2008, the Company had accrued $0.8 million related to estimated contract losses on certain CPV system-related orders.  The Company had noted potential failures related to materials used in the manufacturing process which could experience failures in the field.  The remaining portion of the increase primarily related to product issues within our terrestrial line.  These issues mainly were in relation to epoxy failures which have been corrected by moving to a solder process.

NOTE 13.  Debt

Convertible Subordinated Notes

In January 2008, the Company entered into agreements with holders of approximately 97.5%, or approximately $83.3 million of its outstanding 5.50% convertible subordinated notes due 2011 (the "Notes") pursuant to which the holders converted their Notes into the Company's common stock.  In addition, the Company called for redemption of all of its remaining outstanding Notes. Upon conversion of the Notes, the Company issued shares of its common stock, based on a conversion price of $7.01 per share, in accordance with the terms of the Notes. To incentivize certain holders to convert their Notes, the Company made cash payments to such holders equal to 4% of the principal amount of the Notes converted, plus accrued interest.  By February 20, 2008, all Notes were redeemed and converted into the Company common stock. As a result of these transactions, 12.2 million shares of the Company common stock were issued.  The Company recognized a loss totaling $4.7 million on the conversion of Notes to equity of which $3.5 million was paid in cash.  Interest expense incurred on the Notes totaled $1.6 million, $5.0 million and $5.4 million for fiscal 2008, 2007 and 2006, respectively.

Revolving Credit Facility

In September 2008, the Company closed a $25 million revolving credit facility with Bank of America. The asset-backed credit facility provides for borrowings up to $25 million and can be used for working capital, letters of credit and other general corporate purposes.  The credit facility, which incorporates both LIBOR and Prime-based borrowing alternatives, is subject to certain financial covenants and a borrowing base formula. As of September 30, 2008, the Company had the ability to borrow up to $16.9 million against the credit facility.  The agreement matures in September 2011 and is secured by virtually all assets of the Company.  As of September 30, 2008, the Company had no outstanding borrowings against the credit facility.  As of December 30, 2008, the Company borrowed $15.0 million against this facility for working capital purposes.

NOTE 14.  Commitments and Contingencies

EMCORE leases certain land, facilities, and equipment under non-cancelable operating leases. The leases provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense. Net facility and equipment rent expense under such leases amounted to approximately $1.6 million, $1.6 million, and $2.1 million for the fiscal years ended September 30, 2008, 2007, and 2006, respectively. Future minimum rental payments under EMCORE's non-cancelable operating leases with an initial or remaining term of one year or more as of September 30, 2008 are as follows:

(in thousands) Operating Leases

Fiscal year ending:
September 30, 2009	$2,766
September 30, 2010	2,609
September 30, 2011	1,865
September 30, 2012	1,076
September 30, 2013	565
Thereafter	2,776

Total minimum lease payments	$11,657

As of September 30, 2008, EMCORE had ten standby letters of credit issued and outstanding which totaled approximately $2.4 million.

Credit Market Conditions

Recently, the U.S. and global capital markets have been experiencing turbulent conditions, particularly in the credit markets, as evidenced by tightening of lending standards, reduced availability of credit, and reductions in certain asset values.  This could impact the Company’s ability to obtain additional funding through financing or asset sales.

Auction Rate Securities

Historically, the Company has invested in securities with an auction reset feature (“auction rate securities”).  In February 2008, the auction market failed for the Company’s auction rate securities, which meant that the Company, was unable to sell its investments in auction rate securities.  At September 30, 2008, the Company had approximately $3.1 million in auction rate securities.  The underlying assets for $1.7 million of this total are currently AAA rated, the highest rating by a rating agency.  The remaining $1.4 million of investments are securities whose underlying assets are primarily student loans which are substantially backed by the U.S. Government. In October 2008, the Company received agreements from its investment brokers announcing settlement of the auction rate securities at 100% par value, of which $1.7 million was settled at 100% par value in November 2008 and the remaining $1.4 million is expected to be settled by June 2010.  The Company classified the $1.7 million securities as a current asset and the remaining $1.4 million securities as a long-term asset based on actual and expected settlement dates.  Due to the fact the Company believes that it will receive full value of its remaining $1.4 million securities; we have not recorded any impairment on these investments as of September 30, 2008.

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.  The Company does not believe it has a potential liability related to current legal proceedings and claims that could individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any legal matters or should several legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during 2008 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

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

On December 20, 2007, the Company was served with a complaint in another declaratory relief action which Optium had filed in the Federal District Court for the Western District of Pennsylvania.  This action seeks to have U.S. patents 6,282,003 and 6,490,071 declared invalid or unenforceable because of certain conduct alleged to have occurred in connection with the grant of these patents.  These allegations are substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  The Court denied the Company’s motion to dismiss this action and has indicated that it will be tried at the same time as the Optium Plaintiff Matters.  The Company filed its answer in this matter on May 12, 2008.  In its complaint, Optium does not seek monetary damages but asks that the patents in question be declared unenforceable and that it be awarded attorneys’ fees.  The Company believes that this claim is without merit. On August 11, 2008, both actions pending in the Western District of Pennsylvania were consolidated before a single judge, and a trial date of October 19, 2009 was set.

On December 5, 2008, EMCORE, along with Fabrinet, its principal contract manufacturer, was also served with a complaint by Avago Technologies filed in the United States District Court for the Northern District of California, San Jose Division alleging infringement of two patents by the Company’s VCSEL products.  The Company believes this complaint is without merit and intends to file an answer denying the claims asserted.

Commercial Litigation

On July 15, 2008 the Company was served with a complaint filed by Avago Technologies and what appear to be affiliates thereof in the United States District Court for the Northern District of California, San Jose Division.  In this complaint, Avago asserts claims for breach of contract and breach of express warranty against Venture Corporation Limited (one of the Company’s customers) and asserts a tort claim for negligent interference with prospective economic advantage against the Company.  The Company has not yet filed an answer in this matter, but believes the complaint is without merit and intends to file an answer denying the claims asserted.

Shareholder Class Action

On December 23, 2008, Plaintiffs Maurice Prissert and Claude Prissert filed a purported shareholder class action (the “Action”) pursuant to Federal Rule of Civil Procedure 23 allegedly on behalf of a class of Company shareholders against the Company and certain of its present and former directors and officers (the “Individual Defendants”) in the United States District Court for the District of New Mexico captioned, Maurice Prissert and Claude Prissert v. EMCORE Corporation, Adam Gushard, Hong Q. Hou, Reuben F. Richards, Jr., David Danzilio and Thomas Werthan, Case No. 1:08cv1190 (D.N.M.).  The Complaint alleges that the Company and the Individual Defendants violated certain provisions of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, arising out of the Company’s disclosure regarding its customer Green and Gold Energy (“GGE”) and the associated backlog of GGE orders with the Company’s photovoltaic business segment.  The Complaint in the Action seeks, among other things, an unspecified amount of compensatory damages and other costs and expenses associated with the maintenance of the Action. The Complaint in the Action has not yet been served upon the Company.   The Company believes the claims asserted in the Action are without merit and intends to defend the Action vigorously.

Securities Matters

a.  SEC Communications.
On or about August 15, 2008, the Company received a letter from the Denver office of the Enforcement Division of the Securities and Exchange Commission wherein it sought EMCORE's voluntary production of documents relating to, among other things, the Company's business relationship with Green and Gold Energy, Inc., its licensees, and the photovoltaic backlog the Company reported to the public.  Since that time, the Company has produced documents to the staff of the SEC and met with the staff on December 12, 2008 to make a presentation addressing certain issues relating to this matter.  Since that meeting the Company has received no requests for further documentation from the SEC.

b. NASDAQ Communication.
On or about November 13, 2008, the Company received a letter from the NASDAQ Listings Qualifications group concerning the Company's removal of $79 million in backlog attributable to GGE which the Company announced on August 8, 2008 and the remaining backlog exclusive of GGE. The Company advised NASDAQ that it would cooperate with its inquiry, and has begun producing the requested information.

NOTE 15.  Income Taxes

EMCORE, incorporated in the state of New Jersey, incurred income tax expense of $0, $0, and $1.9 million, during the years ended September 30, 2008, 2007 and 2006, respectively.  A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. Federal and state income tax rates to income before provision for income taxes for the years ended September 30, 2008, 2007 and 2006 is as follows:

(dollars in millions)	Years Ended September 30,
	2008	2007	2006
Income tax (benefit ) expense computed at U.S. Federal statutory rate	$(27.5)	$(19.5)	$16.4
State taxes, net of U.S. Federal effect	(4.1)	(3.4)	2.7
Non-deductible executive compensation	-	-	0.9
Debt Conversion	1.6	-	-
Other	0.8	-	-
Valuation allowance	29.2	22.9	(18.1)
Income tax expense (benefit)	$-	$-	$1.9
Effective tax rate	0%	0%	3.95%

Significant components of EMCORE’s deferred tax assets are as follows:

(in thousands)	September 30, 2008	September 30, 2007

Deferred tax assets (liabilities):
Federal net operating loss carryforwards	$110,963	$84,539
Foreign net operating loss carryforwards	1,814
Research credit carryforwards (state and U.S. Federal)	2,338	1,951
Inventory reserves	5,200	2,797
Accounts receivable reserves	992	226
Accrued warranty reserve	1,937	445
State net operating loss carryforwards	20,128	16,403
Investment write-down	6,461	4,766
Legal reserves	426	1,831
Deferred compensation	1,756	2,588
Tax reserves	663	1,112
Other	1,471	538
Fixed assets and intangibles	3,901	(6,611)
Total deferred tax assets	158,050	110,585
Valuation allowance	(158,050)	(110,585)
Net deferred tax assets	$-	$-

As of September 30, 2008, EMCORE had net operating loss carryforwards for U.S. Federal income tax purposes of approximately $326.3 million, which expire beginning in the year 2021 through 2028. EMCORE has feriegn net operating loss carryforwards of $7.1 million.  EMCORE also has state net operating loss carryforwards of approximately $259.9 million, which expire beginning in the year 2009.  EMCORE also has U.S. Federal and state research and development tax credits of approximately $1.5 million and $0.9 million, respectively. The research credits will begin to expire in the year 2009 through 2025.  Utilization of EMCORE’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Income Taxes” (“FIN 48”) an interpretation of SFAS No. 109 on October 1, 2007. The Interpretation prescribes recognition threshold and measurement parameters for the financial statement recognition and measurement of tax positions taken or expected to be taken in the Company’s tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. At the adoption date of October 1, 2007, the Company recorded an increase in accumulated deficit and an increase in the liability for unrecognized state tax benefits of approximately $326,000 (net of the federal benefit for state tax liabilities). All of this amount, if recognized, would reduce future income tax provisions and favorably impact effective tax rates. During the year ended September 30, 2008, there were no material increases or decreases in unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

(in thousands)

Balance at October 1, 2007:	$338
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Expiration of statute of limitations	-
Balance at September 30, 2008	$338

As of September 30, 2008, management does not anticipate any material increases or decreases in the amounts of unrecognized tax benefits over the next twelve months.

The Company’s historical accounting policy with respect to interest and penalties related to tax uncertainties has been to classify these amounts as income taxes, and the Company continued this classification upon the adoption of FIN 48.  At September 30, 2008, the Company had approximately $139,000 of interest and penalties accrued as tax liabilities.

The Company files income tax returns in the U.S. federal, state and local jurisdictions.  No federal, state and local income tax returns are currently under examination. Certain income tax returns for fiscal years 2004 through 2007 remain open to examination by U.S. federal, state and local tax authorities.

The following tax years remain open to income tax examination for each of the more significant jurisdictions where the company is subject to income taxes: after fiscal year 2004 for U.S. federal; after fiscal year 2003 for the state of California and after fiscal year 2004 for the state of New Mexico.

NOTE 16.  Segment Data and Related Information

EMCORE has two reporting segments: Fiber Optics and Photovoltaics.  EMCORE's Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  EMCORE's Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, EMCORE offers high-efficiency compound semiconductor-based gallium arsenide (“GaAs”) solar cells, covered interconnect cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, EMCORE offers concentrating photovoltaic (“CPV”) systems for utility scale solar applications as well as offering its high-efficiency GaAs solar cells and CPV components for use in solar power concentrator systems.  EMCORE evaluates its reportable segments in accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information. EMCORE’s Chief Executive Officer is EMCORE’s Chief Operating Decision Maker pursuant to SFAS 131, and he allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results and other non-GAAP financial ratios.

The following table sets forth the revenue and percentage of total revenue attributable to each of EMCORE's reporting segments for the fiscal years ended September 30, 2008, 2007 and 2006.

Segment Revenue (in thousands)	2008		2007		2006
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Fiber Optics	$171,276	72%	$110,377	65%	$104,852	73%
Photovoltaics	68,027	28	59,229	35	38,681	27
Total revenue	$239,303	100%	$169,606	100%	$143,533	100%

The following table sets forth EMCORE's consolidated revenue by geographic region for the fiscal years ended September 30, 2008, 2007 and 2006.  Revenue was assigned to geographic regions based on our customers’ or contract manufacturers’ billing address.

Geographic Revenue (in thousands)	2008		2007		2006
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
United States	$134,796	56%	$124,012	73%	$109,614	76%
Asia	73,311	31	34,574	20	28,537	20
Europe	20,420	8	10,821	7	4,152	3
Other	10,776	5	199	-	1,230	1
Total revenue	$239,303	100%	$169,606	100%	$143,533	100%

The following table sets forth significant customers by reporting segment.

Significant Customers As a percentage of total consolidated revenue	2008	2007	2006

Fiber Optics-related customers:

Customer A	14%	-	-

Customer B	12%	-	-

Customer C	-	13%	-

Customer D	-	-	12%

Photovoltaics – related customer:

Customer E	-	11%	-

The following table sets forth operating losses attributable to each EMCORE reporting segment for the fiscal years ended September 30, 2008, 2007 and 2006:

Statement of Operations Data (in thousands)	2008	2007	2006
Operating loss by segment:
Fiber Optics	$(49,903)	$(25,877)	$(18,950)
Photovoltaics	(25,238)	(11,202)	(8,365)
Corporate	(140)	(20,377)	(6,835)
Operating loss	$(75,281)	$(57,456)	$(34,150)

In fiscal 2008, the Company recognized several one-time gains and a significant reduction in interest expense which were not allocated to the reporting segments due to these being corporate charges in prior periods.

The following table sets forth the depreciation and amortization attributable to each of EMCORE's reporting segments for the fiscal years ended September 30, 2008, 2007 and 2006.

Segment Depreciation and Amortization (in thousands)	2008	2007	2006
Fiber Optics	$9,067	$6,991	$8,378
Photovoltaics	4,472	2,860	3,470
Corporate	77	271	484
Total depreciation and amortization	$13,616	$10,122	$12,332

Long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each reporting segment as of September 30, 2008 and 2007 are as follows:

Long-lived Assets (in thousands)	2008	2007

Fiber Optics	$107,684	$56,816
Photovoltaics	55,232	46,706
Corporate	622	-
Total long-lived assets	$163,538	$103,522

NOTE 17.  Employee Benefit Plans

EMCORE has a Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions are made in EMCORE's common stock. For the fiscal years ended September 30, 2008, 2007, and 2006, EMCORE contributed approximately $1.0 million, $1.0 million, and $0.9 million, respectively, in common stock to the Savings Plan.

NOTE 18. Related Party Transactions

Investments

On November 29, 2006, EMCORE invested $13.5 million, and incurred $0.4 million in transaction costs, in WorldWater & Solar Technologies Corporation (“WWAT”), a leader in solar electric engineering, water management solutions and solar energy installations and products.  At September 30, 2007, EMCORE held an approximately 21% equity ownership in WWAT.  In connection with the investment, EMCORE received two seats on WWAT's Board of Directors.  EITF 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, provides guidance on whether an investor should apply the equity method of accounting to investments other than common stock.  In accordance with EITF 02-14, although the investment in WWAT provides us the ability to exercise significant influence over the operating and financial policies of the investee, since the investment does not qualify as in-substance common stock, the equity method of accounting is not appropriate.  In-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to the entity’s common stock.  The risk and reward characteristics of our investment are not substantially similar to WWAT’s common stock because our investment’s liquidation preference is considered substantive. Therefore, we are accounting for the investment in WWAT under the cost method of accounting and evaluating it for other-than-temporary impairment each reporting period.

In June 2008, the Company agreed to sell two million shares of Series D Preferred Stock of WWAT, together with 200,000 warrants to a major shareholder of both EMCORE and WWAT at a price equal to $6.54 per share.  The sale took place through two closings, one for one million shares and 100,000 warrants, which closed in June 2008, and one for an equal number of shares and warrants which closed in July 2008. Total proceeds from the sale were approximately $13.1 million.  In the three months ended June 30, 2008, the Company recognized a gain of $3.7 million on the first sale of stock that occurred in June 2008.  In the fourth quarter of 2008, the Company recognized an additional gain of $3.7 million related to the second closing in July 2008.  As of September 30, 2008, the Company had approximately $8.2 million invested in WWAT which approximates a 16% ownership.

Receivables

In the September quarter of 2008, the Company took impairment against our $1.0 million investment in Velox Corporation.  The Company also fully reserved against a receivable balance of $0.2 million owed from Velox Corporation.  During fiscal 2008, the Company received payment of $0.1 million on the Velox receivable.  These losses are included in total net loss for fiscal 2008.  The Company took this charge against the investment in Velox Corporation and receivable from Velox, due to the company’s current financial and operational condition.

NOTE 19.  Selected Quarterly Financial Information (unaudited)

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

Statements of Operations Fiscal 2008 (in thousands, except per share data)	Quarter 1 December 31, 2007	Quarter 2 March 31, 2008	Quarter 3 June 30, 2008	Quarter 4 September 30, 2008
Product revenue	$44,501	$54,236	$71,941	$58,299
Service revenue	2,386	2,043	3,561	2,336
Total revenue	46,887	56,279	75,502	60,635

Cost of product revenue	36,611	49,556	61,763	61,033
Cost of service revenue	173	75	93	104
Total cost of revenue	36,784	49,631	61,856	61,137
Gross profit	10,103	6,648	13,646	(502)

Operating expenses:
Selling, general and administrative	11,863	10,263	13,906	7,428
Research and development	7,420	9,330	11,382	11,351
Impairment of goodwill and/or intellectual property	-	-	-	22,233 (1)
Total operating expenses	19,283	19,593	25,288	41,012
Operating loss	(9,180)	(12,945)	(11,642)	(41,514)

Other (income) expense:
Interest income	(427)	(227)	(124)	(84)
Interest expense	1,205	375	-	-
Impairment of investment	-	-	-	1,461
Loss from conversion of convertible subordinated notes	-	4,658	-	-
Stock-based compensation expense from tolled options	4,374	(58)	-	-
Loss on disposal of property, plant and equipment	86	-	-	978
Gain on sale of WWAT investment	-	-	(3,692)	(3,692)
Foreign exchange (gain) loss	(12)	(186)	(104)	1,048
Total other (income) expenses	5,226	4,562	(3,920)	(289)

Net loss	$(14,406)	$(17,507)	$(7,722)	$(41,225)
Per share data:
Basic and diluted per share data:
Net loss	$(0.28)	$(0.27)	$(0.10)	$(0.53)

Weighted-average number of shares outstanding:
Basic and diluted	$52,232	$64,560	$76,582	$77,734
_________________________
(1)    As noted in Note 11 - Goodwill and Intangible Assets, net, the company recorded an estimated impairment charge of $22.0 million during the quarter ended September 30, 2008.

Statements of Operations Fiscal 2007 (in thousands, except per share data)	Quarter 1 December 31, 2006	Quarter 2 March 31, 2007	Quarter 3 June 30, 2007	Quarter 4 September 30, 2007
Product revenue	$35,626	$33,716	$39,565	$39,427
Service revenue	2,970	5,882	4,863	7,557
Total revenue	38,596	39,598	44,428	46,984

Cost of product revenue	30,941	28,170	32,181	33,188
Cost of service revenue	2,159	4,459	2,542	5,598
Total cost of revenue	33,100	32,629	34,723	38,786
Gross profit	5,496	6,969	9,705	8,198

Operating expenses:
Selling, general and administrative	12,539	13,143	15,516	16,646
Research and development	6,611	7,528	7,668	8,173
Total operating expenses	19,150	20,671	23, 184	24,819
Operating loss	(13,654)	(13,702)	(13,479)	(16,621)

Other (income) expense:
Interest income	(1,651)	(1,169)	(723)	(577)
Interest expense	1,262	1,260	1,254	1,209
Loss from early redemption of convertible subordinated notes	-	-	561	-
Gain from insurance proceeds	-	(357)	-	-
Loss on disposal of property, plant and equipment	-	-	-	210
Foreign exchange gain	-	-	(12)	(1)
Total other (income) expenses	(389)	(266)	1,080	841

Net loss from continuing operations	$(13,265)	$(13,436)	$(14,559)	$(17,462)
Per share data:
Basic and diluted per share data:
Net loss from continuing Operations	$(0.26)	$(0.26)	$(0.29)	$(0.34)

Weighted-average number of shares outstanding:
Basic and diluted	50,875	50,947	51,043	51,081

NOTE 20.  Subsequent Events

1.	Tender Offer

In November 2008, EMCORE announced that it had commenced a tender offer for 164,088 stock options outstanding under its 2000 Incentive Stock Option Plan which are held by 91 of its current non-officer employees. As a result of the Company's previously announced voluntary inquiry into its historical stock option granting practices, which was concluded in 2006, the Company determined that an incorrect grant date was used in the granting certain options. As a result, the options were granted at an exercise price below the fair market value of the Company's common stock as of the correct date of grant. Consequently, employees holding these options face a potential tax liability under Section 409A of the Internal Revenue Code and similar sections of certain state tax codes, unless remedial action is taken to adjust the exercise price of these options prior to December 31, 2008.

Under the terms of the tender, employees holding such options were given the opportunity to amend these options to increase the exercise price to a higher price that is equal to the fair market value on the date which has been determined to be the correct date of issuance for these options. In addition, employees electing to tender their options will also receive a cash payment for each tendered option equal to the difference between the original exercise price and the new exercise price. If all eligible options are tendered, the anticipated cash payment will total $44,000. The tender offer remained open until 11:59 p.m. Mountain Time on December 17, 2008.  As a result of the tender offer 163,838 options were tendered and the cash payment totaled an aggregate amount of up to approximately $44,050. Further details regarding the tender can be obtained from the filing on Schedule TO which the Company filed on December 18, 2008 with the Securities and Exchange Commission.

2.    Auction Rate Securities

In October 2008, the Company received agreements from its investment brokers announcing settlement of the auction rate securities at 100% par value, of which $1.7 million was settled in November 2008 and $1.4 million is expected to be settled by June 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
EMCORE Corporation
Albuquerque, NM

We have audited the accompanying consolidated balance sheets of EMCORE Corporation and subsidiaries (the "Company") as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EMCORE Corporation and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended September 30, 2008 have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also discussed in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 30, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX
December 30, 2008

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Management, under the supervision and with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of the end of the period covered by this report. Based on that evaluation, management concluded that, as of that date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of September 30, 2008. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2008, management determined that the Company’s internal control over financial reporting was effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within EMCORE have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
EMCORE Corporation
Albuquerque, NM

We have audited the internal control over financial reporting of EMCORE Corporation and subsidiaries (the "Company") as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2008 of the Company and our report dated December 30, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ DELOITTE & TOUCHE LLP

Dallas, TX
December 30, 2008

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information regarding our executive officers and directors required by this Item is incorporated by reference to EMCORE’s Definitive Proxy Statement in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended September 30, 2008.  Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

Included in Part II, Item 8 of this Annual Report on Form 10-K:

Consolidated Statements of Operations for the fiscal years ended September 30, 2008, 2007, and 2006
Consolidated Balance Sheets as of September 30, 2008 and 2007
Consolidated Statements of Shareholders’ Equity for the fiscal years ended September 30, 2008, 2007, and 2006
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2008, 2007, and 2006
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

2.2
Asset Purchase Agreement between IQE RF, LLC, IQE plc, and EMCORE Corporation, dated July 19, 2006. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 24, 2006).

2.3
Membership Interest Purchase Agreement, dated as of August 31, 2006, by and between General Electric Company, acting through the GE Lighting operations of its Consumer and Industrial division, and EMCORE Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on September 7, 2006).

2.4
Stock Purchase Agreement, dated as of April 13, 2007, by and among Registrant, Opticomm Corporation and the persons named on Exhibit 1 thereto (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed April 19, 2007).

2.5*	Loan and Security Agreement dated as of September 29, 2008, between Bank of America, N.A. and Registrant.

2.6	Asset Purchase Agreement, dated December 17, 2007, between EMCORE Corporation and Intel Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-Q filed on February 11, 2008)

2.7	Asset Purchase Agreement, dated April 9, 2008, between EMCORE Corporation and Intel Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-Q filed on May 12, 2008)

2.8
Securities Purchase Agreement, dated February 15, 2008, between EMCORE Corporation and each investor identified on the signature pages thereto (Filed as part of the Company’s Current Report on Form 8-K, Commission file no. 000-22175, dated February 20, 2008, and incorporated herein by reference)

3.1	Restated Certificate of Incorporation, dated April 4, 2008 (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on April 4, 2008).

3.2	Amended By-Laws, as amended through August 7, 2008 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 13, 2008).

4.1
Registration Rights Agreement, dated February 15, 2008, between EMCORE Corporation and the investors identified on the signature pages thereto (Filed as part of the Company’s Current Report on Form 8-K, Commission file no. 000-22175, dated February 20, 2008, and incorporated herein by reference)

4.2	Form of Warrant, dated February 15, 2008 (Filed as part of the Company’s Current Report on Form 8-K, Commission file no. 000-22175, dated February 20, 2008, and incorporated herein by reference)

4.3
Specimen certificate for shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-18565) filed with the Commission on February 24, 1997).

10.1†	1995 Incentive and Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement on Form S-1 filed on February 6, 1997).

10.2†	1996 Amendment to Option Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on February 6, 1997).

10.3†	MicroOptical Devices 1996 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on February 6, 1998).

10.4†	2000 Stock Option Plan, as amended and restated on March 31, 2008 (incorporated by reference to the attached Exhibit to the Company’s Definitive Proxy Statement filed on March 4, 2008).

10.5†	2000 Employee Stock Purchase Plan, as amended and restated on February 13, 2006 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on February 17, 2006).

10.6†
Directors’ Stock Award Plan (incorporated herein by reference to Exhibit 99.1 to Registrant’s Original Registration Statement of Form S-8 filed on November 5, 1997), as amended by the Registration Statement on Form S-8 filed on August 10, 2004.

10.7
Memorandum of Understanding, dated as of September 26, 2007 between Lewis Edelstein and Registrant regarding shareholder derivative litigation (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 20, 2006).

10.8†	Fiscal 2008 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 the Registrant’s Form 10-Q filed on May 12, 2008).

10.9†	Executive Severance Policy (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 19, 2007).

10.10†
Outside Directors Cash Compensation Plan, as amended and restated on February 13, 2006 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on February 17, 2006).

10.11
Exchange Agreement, dated as of November 10, 2005, by and between Alexandra Global Master Fund Ltd. and Registrant (incorporated by reference to Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005).

10.12
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

10.15
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

10.17†	Dr. Hong Hou Offer Letter dated December 14, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report filed on December 20, 2006).

10.18
Stipulation of Compromise and Settlement, dated as of November 28, 2007 executed by the Company and the other defendants and the plaintiffs in the Federal Court Action and the State Court Actions (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-K filed of December 31, 2007).

10.19†	2008 Director’s Stock Award Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on February 11, 2008).

10.20†*	Mr. John M. Markovich Offer Letter dated August 7, 2008.

14.1	Code of Ethics for Financial Professionals (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 30, 2008.

31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 30, 2008.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 30, 2008.

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 30, 2008.
__________
* Filed herewith
† Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCORE CORPORATION

Date: December 30, 2008	By:	/s/ Hong Q. Hou, Ph.D.
Hong Q. Hou, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints and hereby authorizes Hong Q. Hou, Ph.D. and, severally, such person’s true and lawful attorneys-in-fact, with full power of substitution or resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments, including post-effective amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on December 30, 2008.

Signature	Title

/s/ Thomas Russell	Chairman Emeritus and Lead Director

Thomas J. Russell, Ph.D

/s/ Reuben Richards	Executive Chairman & Chairman of the Board

Reuben F. Richards, Jr.

/s/ Hong Hou	Chief Executive Officer and Director (Principal Executive Officer)

Hong Q. Hou, Ph.D

/s/ John M. Markovich	Chief Financial Officer (Principal Financial and Accounting Officer)

John M. Markovich

/s/ Charles Scott	Director

Charles T. Scott

/s/ John Gillen	Director

John Gillen

/s/ Robert Bogomolny	Director

Robert Bogomolny