Form 10-K/A
period 2008-12-31
EMCORE CORP
filed 2009-01-28
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
Name of each exchange on which registered:                                                                          The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:                                                                       None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes  ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐Yes  ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

            ☐ Large accelerated filer                                                ☒ Accelerated filer                                            ☐ Non-accelerated filer                                           ☐ Smaller Reporting Company

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

The number of shares outstanding of the registrant’s no par value common stock as of January 20, 2009 was 78,259,309.

EMCORE Corporation
FORM 10-K/A
For The Fiscal Year Ended September 30, 2008

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, that was filed with the Securities and Exchange Commission (“SEC”) on December 30, 2008 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended September 30, 2008.

Except as set forth in Part III below, no other changes are made to the Original Filing.  Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.  Throughout this report, references to the “Company”, “we”, “our”, or “us” refer to EMCORE Corporation and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Pursuant to EMCORE’s Restated Certificate of Incorporation, the Board of Directors of EMCORE is divided into three classes as set forth in the following table. The directors in each class hold office for staggered terms of three years. The Class C director, Mr. Gillen, is being proposed for another three-year term (expiring in 2012) at our 2009 Annual Meeting of Shareholders (the “Annual Meeting”). Mr. Gillen was re-elected in 2006 for a term that expires in 2009.

The following tables set forth certain information regarding the members of and nominee for the Board of Directors:

Name and Other Information	Age	Class and Year in Which Term Will Expire	Principal Occupation	Served as Director Since

NOMINEE FOR ELECTION AT THE ANNUAL MEETING

John Gillen (1) (2) (3)(4)	67	Class C 2009	Partner, Gillen and Johnson, P.A., Certified Public Accountants	2003

DIRECTORS WHOSE TERMS CONTINUE

Thomas J. Russell, Ph.D. (2) (4)	77	Class A 2011	Chairman Emeritus of the Board, EMCORE Corporation	1995
Reuben F. Richards, Jr.	53	Class A 2011	Executive Chairman, Chairman of the Board, EMCORE Corporation	1995
Robert Bogomolny (1) (3) (4)	70	Class A 2011	President, University of Baltimore	2002
Charles T. Scott (1) (2) (3) (4)	59	Class B 2010	Chairman of William Hill plc	1998
Hong Q. Hou, Ph.D.	44	Class B 2010	Chief Executive Officer, EMCORE Corporation	2006

(1)	Member of Audit Committee.
(2)	Member of Nominating Committee.
(3)	Member of Compensation Committee.
(4)	Determined by the Board of Directors to be an independent director.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information with respect to the nominee for the office of director and other directors and executive officers of EMCORE.

THOMAS J. RUSSELL, Ph.D., 77, has been a director of the Company since May 1995 and was elected Chairman of the Board on December 6, 1996. In March 2008, Dr. Russell was named Chairman Emeritus.  Dr. Russell founded Bio/Dynamics, Inc. in 1961 and managed the company until its acquisition by IMS International in 1973, following which he served as President of that company’s Life Sciences Division. From 1984 until 1988, he served as Director, then as Chairman of IMS International until its acquisition by Dun & Bradstreet in 1988. From 1988 to 1992, he served as Chairman of Applied Biosciences, Inc., and was a Director until 1996. In 1990, Dr. Russell was appointed as a Director of Saatchi & Saatchi plc (now Cordiant plc), and served on that board until 1997. He served as a Director of Adidas-Salomon AG from 1994 to 2001. He also served on the board of LD COM Networks until 2004. He holds a Ph.D. in physiology and biochemistry from Rutgers University.

REUBEN F. RICHARDS, JR., 53, has been a director since May 1995 and Chairman of the Board of Directors since March 2008.  Mr. Richards joined the Company in October 1995 and served in various executive capacities.  In March, 2008, Mr. Richards was named the Executive Chairman and Chairman of the Board of the Company.  Mr. Richards previously served as Chief Executive Officer from December 1996 until March 2008. From October 1995 to December 2006, Mr. Richards served as the Company’s President. From September 1994 to December 1996, Mr. Richards was a Senior Managing Director of Jesup & Lamont Capital Markets, Inc. (an affiliate of a registered broker-dealer). From December 1994 to December 1996, he was a member and President of Jesup & Lamont Merchant Partners, L.L.C. From 1992 through 1994, Mr. Richards was a principal with Hauser, Richards & Co., a firm engaged in corporate restructuring and management turnarounds. From 1986 until 1992, Mr. Richards was a Director at Prudential-Bache Capital Funding in its Investment Banking Division. Mr. Richards served as a Director of WorldWater & Solar Technologies Corporation from November 2006 to January 2009.

HONG Q. HOU, Ph.D., 44, has served as a director of the Company since December 2006. Dr. Hong Hou joined the Company in March 1998 and was appointed Chief Executive Officer in March 2008.  During his employment, Dr. Hou has served in a variety of progressively more responsible technical and managerial leadership roles.  Early in his career with the Company, Dr. Hou co-founded the Company’s Photovoltaics Division and subsequently served as Vice President General Manager of the Company’s Fiber Optics Division and was appointed President and Chief Operating Officer of the Company and joined the Company’s Board in December 2006. Dr. Hou is responsible for developing the Company’s first solar cell and is currently listed as the inventor on 8 patents.  Prior to joining the Company, Dr. Hou served as a Principal Member of the Technical Staff at Sandia National Laboratories where he developed novel compound-semiconductor materials and device solutions for photovoltaics, optoelectronic and electronic applications.  Earlier in his career, he worked at AT&T Bell Laboratories where he was responsible for conducting research on high-speed optoelectronic devices. Dr. Hou currently serves as a Director of Crystal IS, Inc. and has served as a Director of WorldWater & Solar Technologies Corporation from November 2006 to January 2009.  He holds a Ph.D. in Electrical Engineering from the University of California at San Diego.

CHARLES T. SCOTT, 59, has served as a director of the Company since February 1998. Since January 1, 2004, he has served as Chairman of the Board of Directors of William Hill plc, a leading provider of bookmaking services in the United Kingdom. Prior to that, Mr. Scott served as Chairman of a number of companies, including Cordiant Communications Group plc, Saatchi & Saatchi Company plc, and Robert Walters plc.

JOHN GILLEN, 67, has served as a director of the Company since March 2003.  Mr. Gillen has been a partner in the firm of Gillen and Johnson, P.A., Certified Public Accountants since 1974. Prior to that time, Mr. Gillen was employed by the Internal Revenue Service and Peat Marwick Mitchell & Company, Certified Public Accountants (now KPMG LLP).

ROBERT BOGOMOLNY, 70, has served as a director of the Company since April 2002. Since August 2002, Mr. Bogomolny has served as President of the University of Baltimore. Prior to that, he served as Corporate Senior Vice President and General Counsel of G.D. Searle & Company, a pharmaceuticals manufacturer, from 1987 to 2001. At G.D. Searle, Mr. Bogomolny was responsible at various times for its legal, regulatory, quality control, and public affairs activities. He also led its government affairs department in Washington, D.C., and served on the Searle Executive Management Committee.

Non-Director Executive Officers

JOHN M. MARKOVICH, 52, joined the Company in August 2008 as Chief Financial Officer.  He has more than 20 years of executive financial management experience in assisting rapid-growing public and private technology-based companies.  Prior to joining the Company, Mr. Markovich was Executive Vice President and Chief Financial Officer of Energy Innovations, Inc., a venture capital-backed CPV systems and EPC company.   Previously, he served as Chief Financial Officer for a number of private and public technology companies including Orqis Medical Corporation, Pictos Technologies, Relera, Inc., Tickets.com, Inc., and Optical Coating Laboratories, Inc.  Earlier in his career, Mr. Markovich was Vice President and Treasurer of Western Digital Corporation and managed Citibank’s high-tech corporate banking business in Southern California and Arizona.  Mr. Markovich earned an undergraduate degree in business from Miami University, an M.B.A. in finance from Michigan State University and is a graduate of Stanford University’s Financial Management Program.  Mr. Markovich is SOX certified by the Sarbanes-Oxley Institute.

KEITH J. KOSCO, ESQ., 56, joined the Company in January 2007 and serves as Chief Legal Officer and Secretary of the Company. From 2003 to 2006, Mr. Kosco served as General Counsel and Corporate Secretary of Aspire Markets, Inc. and from 2002 to 2003 served as General Counsel and Corporate Secretary of 3D Systems Corporation, a high-tech capital goods manufacturer.  From 1998 to 2001, Mr. Kosco served as Director of Mergers and Acquisitions and Assistant General Counsel of Litton Industries, Inc., a technology and defense company that was acquired by Northrop Grumman Corporation in 2001.  Mr. Kosco also has over 17 years of experience in private practice with the law firms of Squire Sanders & Dempsey and Morgan, Lewis & Bockius.  Mr. Kosco received his J.D. degree from Harvard Law School in 1979.

JOHN IANNELLI, Ph.D., 43, joined the Company in January 2003 through the acquisition of Ortel Corporation from Agere Systems and has served as Chief Technology Officer since June 2007. Prior to his current role, Dr. Iannelli was Senior Director of Engineering of EMCORE’s Broadband Fiber Optics division (Ortel).  Dr. Iannelli joined Ortel in 1995 and has led several development programs and products in the areas of analog and digital transmitters/transceivers. He has made seminal inventions in the areas of fiber optic transport in digital and broadband infrastructures. He has numerous publications and issued U.S. patents.  Dr. Iannelli holds a Ph.D. and MS degree in Applied Physics from the California Institute of Technology, a BS degree in Physics from Rensselaer Polytechnic Institute, and a Masters degree in Business Administration from the University of Southern California.

Additional Information Regarding Directors and Executive Officers

Mr. Robert Louis-Dreyfus, after serving as a director of the Company since March 1997, resigned his seat on the Company’s Board of Directors on October 30, 2007.

Mr. Thomas Werthan, after serving as a director of the Company since May 1992, resigned his seat on the Company’s Board of Directors on April 1, 2008.

Mr. Adam Gushard, after serving as Interim Chief Financial Officer from February 2007 until August 2008, continues to serve as the Company’s Vice President of Finance.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based on the Company’s review of copies of all disclosure reports filed by directors and executive officers of the Company, as well as anyone who is a beneficial owner of more than 10 percent of a registered class of the Company’s common stock, pursuant to Section 16(a) of the Exchange Act, as amended, and written representations furnished to the Company, the Company believes that there was compliance with all filing requirements of Section 16(a) applicable to directors and executive officers of the Company during the fiscal year 2008 with the  following exceptions, due to administrative errors on the part of the Company’s Legal Department:

•
On December 24, 2008, Dr. Hou cancelled an option grant dated May 18, 2004 which was later determined to be issued at a discount to fair market value.  In exchange, Dr. Hou received a new option grant having an exercise price equal to the fair market value as of the date of grant and a cash payment of $9,100.  The Company filed a delinquent Form 4 on January 8, 2009.

•
On December 24, 2008, Dr. Iannelli cancelled an option grant dated May 18, 2004 which was later determined to be issued at a discount to fair market value.  In exchange, Dr. Iannelli received a new option grant having an exercise price equal to the fair market value as of the date of grant and a cash payment of $1,560.  The Company filed a delinquent Form 4 on January 8, 2009.

•	Mr. Markovich, filed a delinquent Form 3 and Form 4 on January 20, 2009 following his appointment as Chief Financial Officer effective as of August 18, 2008.

CODE OF ETHICS

The Company has adopted a code of ethics entitled “EMCORE Corporation Code of Business Conduct and Ethics”, which is applicable to all employees, officers, and directors of EMCORE.  The full text of our Code of Business Conduct and Ethics is included with the Corporate Governance information available on the Company’s website (www.emcore.com).  The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its’ website or by filing a Current Report on Form 8-K.

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

COMPENSATION OF DIRECTORS

The Board of Directors held 15 regularly scheduled and special telephonic meetings during fiscal 2008, and took other certain actions by unanimous written consent. During fiscal 2008, all directors of the Company, except for Mr. Louis-Dreyfus and Mr. Werthan, attended at least 75% of the aggregate meetings of the Board and committees on which they served, during their tenure on the Board.

The Company compensates each non-employee Director for service on the Board of Directors.  Director compensation for fiscal 2008 included the following:

Name (1)	Fees Earned or Paid in Cash ($)(4)	All Other Compensation ($)(5)	Total ($)
Thomas J. Russell, Ph.D.	76,600	39,900	116,500
Charles T. Scott	96,000	46,600	142,600
John Gillen	101,800	50,300	152,100
Robert Bogomolny	67,300	43,400	110,700
Robert Louis-Dreyfus (2)	-	-	-
Thomas Werthan (3)	60,600	19,000	79,600

(1)
Reuben F. Richards, Jr., the Company’s Executive Chairman and Chairman of the Board, and Hong Q. Hou, Ph.D., the Company’s Chief Executive Officer, are not included in this table as they are employees of the Company and receive no compensation for their services as Directors.  Their compensation is disclosed in the Summary Compensation Table.

(2)	Robert Louis-Dreyfus resigned his seat on the Company’s Board of Directors on October 30, 2007.
(3)	Thomas Werthan resigned his seat on the Company’s Board of Directors on April 1, 2008.
(4)	These amounts include the “make-whole” cash payments approved by the Compensation Committee for the period March 2007 through December 2007, as outlined below.
(5)	These amounts include fees earned during fiscal 2008 payable in EMCORE common stock.

Pursuant to the Company’s Directors’ Stock Award Plan adopted by the shareholders at the Company’s 2007 annual meeting (the “2007 Stock Award Plan”), the Company pays non-employee directors a fee in the amount of $3,500 per Board meeting attended and $500 per committee meeting attended ($1000 for the chairman of a committee).  The Company also reimburses a non-employee director's reasonable out-of-pocket expenses incurred in connection with such Board or committee meetings. From time to time, Board members are invited to attend meetings of Board committees of which they are not members.  When this occurs, these non-committee Board members receive a committee meeting fee of $500. Payment of fees under the 2007 Stock Award Plan will be made in common stock of the Company payable in one issuance annually based on the closing price on The NASDAQ Global Market on the date of issuance.

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

Based on the results of our review of our past director compensation practices, the Compensation Committee concluded that certain directors had not been properly compensated under the Company’s 1997 Director’ Stock Award Plan (“1997 Stock Award Plan”), which lapsed in March 2007. In May 2008, it was concluded by the Compensation Committee that in order to properly compensate the affected directors that they would be given “make-whole” cash payments in lieu of shares that should have been received under the Company’s 1997 Stock Award Plan:
Name	“Make-Whole” Cash Payment	Special Committee “Make-Whole” Cash Payment
Thomas J. Russell, Ph.D.	$45,300	$4,500
Charles T. Scott	$54,300	$2,300
John Gillen	$59,400	-
Robert Bogomolny	$29,900	$2,300
Thomas Werthan	$40,200	-

The cash payments were calculated by multiplying the number of shares that should have been awarded to the affected director by $7.51, which was the average price during the period between the 1997 Stock Award Plan lapsing and the 2007 Stock Award Plan becoming effective, during which time the Company did not have a stock award plan under which it could award shares to directors.  These cash payments will be paid by the Company to the affected directors in 25% increments.  In May 2008, the first such payment was made.  The second payment was made in January 2009.  The third payment is expected to be paid by June 30, 2009 and the final payment is expected to be paid by December 31, 2009.  The Special Committee “make-whole” cash payment was paid in October 2008.

No director who is an employee of the Company receives compensation for services rendered as a director under the Outside Directors Cash Compensation Plan or the 2007 Stock Award Plan.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes EMCORE’s executive compensation program and analyzes the compensation decisions made for the executive officers included in the Summary Compensation Table (the “Named Executive Officers”) for fiscal 2008.  The analysis includes the disclosure of certain performance targets that are used in connection with the Company’s executive compensation program. These targets should not be understood to be statements of management’s expectations of the Company’s future results.

Objectives and Components of the Company’s Compensation Program

EMCORE’s executive compensation program is designed to motivate executives to achieve strong financial, operational, and strategic performance and recognizes individual contributions to that performance.  Through the compensation program, the Company seeks to attract and retain talented executive officers by providing total compensation that is competitive with that of other executives employed by companies of similar size, complexity and lines of business.  The Company’s executive compensation program is also designed to link executives’ interests with shareholders’ interests by providing a portion of total compensation in the form of stock-based incentives.

The Company’s Annual Compensation Decision-Making Process

The Compensation Committee of the Board of Directors is responsible for setting and administering policies that govern EMCORE’s executive compensation program.  In October/November of each year, the Compensation Committee reviews the Company’s performance and the performance of each of the Named Executive Officers for the prior fiscal year and market surveys and proxy statements of our peer group as well as companies that have our same Standard Industrial Classification (SIC) code and annual revenues of $500 million or less.  Based on this review, the Compensation Committee discusses and approves base salary increases related to the current fiscal year and awards annual cash incentives and stock option grants in recognition of Company and individual performance for the prior fiscal year.

The purpose of the Compensation Committee’s review of the market surveys and proxy statements that list the compensation paid by companies within our peer group as well as a broader market group is to provide a reference point that will assist the Compensation Committee in determining the competitiveness of our executive compensation program and is not determinative of the amount of compensation that is paid or awarded to our executives.  The Compensation Committee reviews and selects the companies that are included in our peer group, which is comprised of companies of similar size, complexity and lines of business.  For fiscal 2008, the peer group consisted of the following companies:

• Evergreen Solar, Inc.
• Sunpower Corporation
• First Solar, Inc.
• Finisar Corporation
• JDS Uniphase Corporation
• Opnext, Inc.

In addition to the use of market surveys and peer group proxy statements, the Compensation Committee intends to retain a compensation consultant in the coming year to assess EMCORE’s competitive position with respect to each component of the Company’s executive compensation program, which consists of: (i) base salary, (ii) annual cash incentives, and (iii) long term stock-based incentives.

Base Salary

Base salaries for executives are determined based upon job responsibilities, level of experience, individual performance, and comparisons to the salaries of executives in similar positions obtained from market surveys and proxy statements.  The goal for the base salary component is to compensate executives at a level that approximates the median salaries of individuals in comparable positions and markets.  Mr. Richards, the Company’s Executive Chairman, reviews the performance of the Chief Executive Officer and the other executive officers and recommends salary increases for these individuals to the Compensation Committee.  In turn, the Compensation Committee reviews, adjusts, where appropriate, and approves the salary increases for these executive officers.  In executive session, the Compensation Committee reviews any salary increase for the Executive Chairman.

On November 13, 2007, the Compensation Committee approved a base salary increase, for each of the Named Executive Officers, effective retroactively to October 1, 2007.  The base salaries were adjusted as follows:

•	Mr. Richard’s base salary was increased from $416,500 to $437,325
•	Dr. Hou’s base salary was increased from $400,000 to $420,000
•	Mr. Gushard’s base salary was increased from $240,000 to $260,000
•	Dr. Iannelli’s base salary was increased from $225,000 to $236,250
•	Mr. Kosco’s base salary was increased from $200,000 to $210,000

In August 2008, in connection with his appointment as Chief Financial Officer, the Compensation Committee approved for Mr. Markovich an annual base salary of $300,000.

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

Pursuant to EMCORE’s Fiscal 2008 Executive Bonus Plan (the “2008 Bonus Plan”), bonus targets for each executive officer of the Company were established to promote the achievement of individual and Company performance objectives for fiscal 2008.  The bonus targets are a percentage of each executive’s base salary and are established based on each executive’s job responsibilities and experience as well as market surveys.  The following bonus targets were set under the 2008 Bonus Plan:

Name and Title	Target
Reuben F. Richards, Jr., Executive Chairman Hong Q. Hou, Ph.D., Chief Executive Officer	80% of base salary
Adam Gushard, Interim Chief Financial Officer	50% of base salary
John Iannelli, Ph.D., Chief Technology Officer Keith J. Kosco, Esq., Chief Legal Officer	35% of base salary

The portion of the target to be paid is based on both Company and individual performance.  The Company performance metrics are weighted equally and are measured on the attainment of revenue and adjusted EBITDA goals (earnings before interest, taxes, depreciation, amortization and other non-cash and non-recurring charges).  A threshold level of 75% of the revenue goal and 70% of the adjusted EBITDA goal is set.  If the Company’s performance is below both of these performance targets, no cash incentive payments are awarded.  Achievement of 100% of revenue and adjusted EBITDA goals correlates to payment of 100% of the bonus targets, and attainment of lesser percentages of the revenue and adjusted EBITDA goals correlates to payment of lesser percentages of the bonus targets.  Attainment of 110% of the revenue and adjusted EBITDA goals will result in eligibility for 120% of the bonus targets.

The individual performance component acts as a multiplier and can accelerate or decelerate the target bonus percentage based upon individual performance as determined by the Executive Chairman and the Compensation Committee.  The multiplier ranges from 0% to 140% of the executive’s target bonus.  The Compensation Committee reviews the Executive Chairman’s individual performance.  The Chief Executive Officer’s and other executive officers’ individual performance is reviewed by the Executive Chairman and approved by the Compensation Committee.

The Compensation Committee retains the discretion to modify individual executive cash incentive awards based upon individual performance and the successful completion of business objectives.

The Compensation Committee establishes revenue and adjusted EBITDA goals because it believes these financial performance metrics are the best indicators of the Company’s performance.  The Company’s revenue and adjusted EBITDA targets for fiscal 2008, as presented to the Compensation Committee, were approximately $292 million and $15.5 million, respectively, and revenue and adjusted EBITDA for fiscal 2008, as presented to the Compensation Committee were approximately $294 million and ($9.6) million, respectively.  The Compensation Committee has the discretion to make adjustments to these financial performance metrics to account for significant events that occur during the year, such as acquisitions, divestitures, and unusual items and, with respect to fiscal 2008, adjusted EBITDA was calculated by adding back interest, taxes, depreciation and amortization to net loss while also excluding non-cash stock-based compensation expense, one-time non-recurring charges related to the Company’s review of its historical stock option granting practices, certain legal, bad debt, inventory, severance and restructuring charges, and transition service charges related to the integration of acquired assets.  The Compensation Committee reviewed and approved the fiscal 2008 financial performance metrics calculations in November 2008. In addition to the Company’s financial performance, the Compensation Committee also considered the efforts of the Named Executive Officers in assisting the Company in aligning strategic directions, significant effort in growing its fiber optics business through acquisitions, and tremendous progress in developing product and business opportunities in the emerging terrestrial solar power segment. Based on these factors, the Compensation Committee approved cash incentive awards for the following Named Executive Officers as outlined below.

These awards are also set forth in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation”.

Name	Target Incentive Award	Actual Incentive Award	Actual Award as % of Target
Reuben F. Richards, Jr.	$ 349,860	$ 78,719	23%
Hong Q. Hou, Ph.D.	$ 336,000	$ 75,600	23%
Adam Gushard	$ 130,000	$ 39,000	30%
John Iannelli, Ph.D.	$ 82,688	$ 20,341	25%
Keith J. Kosco, Esq.	$ 73,500	$ 14,333	20%

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

Stock options give an executive the right to buy a share of the Company’s common stock in the future at a predetermined exercise price.  The exercise price is the fair market value of the common stock on the grant date.  New hire stock option awards vest over a five-year period while annual stock option awards vest over a four-year period.  Other supplemental stock option awards vest over a four-year period.  All options expire ten years after the grant date.  In addition, no one recipient can be granted an award of options to purchase more than 600,000 shares of common stock in any twelve month period.  Executives who voluntarily resign or are terminated for cause immediately forfeit all options that have not vested unless otherwise determined by the Compensation Committee.

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

In March 2008, in connection with his appointment as Executive Chairman, the Compensation Committee approved for Mr. Richards a grant of options to purchase 500,000 shares of our common stock. This grant vests in four equal installments over a four year period, with the first installment of options vesting on the one-year anniversary of the grant date and equal amounts vesting on each subsequent anniversary of the grant date.

In April 2008, in connection with his appointment as Chief Executive Officer, the Compensation Committee approved for Dr. Hou a grant of options to purchase 150,000 shares of our common stock. This grant vests in four equal installments over a four year period, with the first installment of options vesting on the one-year anniversary of the grant date and equal amounts vesting on each subsequent anniversary of the grant date.

In May 2008, in connection with the Company’s annual stock option retention grant plan, the Compensation Committee approved the following stock option grant awards;

Name	Number of Stock Options
Reuben F. Richards, Jr.	100,000
Hong Q. Hou, Ph.D.	195,000
Adam Gushard	100,000
John Iannelli, Ph.D.	75,000
Keith J. Kosco, Esq.	80,000

This grant vests in four equal installments over a four year period, with the first installment of options vesting on the one-year anniversary of the grant date and equal amounts vesting on each subsequent anniversary of the grant date.

In August 2008, in connection with his appointment as Chief Financial Officer, the Compensation Committee approved for Mr. Markovich a grant of options to purchase 475,000 shares of our common stock. This grant vests in five equal installments over a five year period, with the first installment of options vesting on the one-year anniversary of the grant date and equal amounts vesting on each subsequent anniversary of the grant date.  In addition, if performance metrics are met, the Company has agreed that it would recommend to the Compensation Committee of its Board of Directors that Mr. Markovich be granted options to purchase 125,000 shares of the Company’s common stock in the second calendar quarter of 2010 as a performance based award.  If granted, these options would vest equally over 4 years and expire 10 years after the grant date, and the exercise price of these options would be the closing price of the Company’s common stock on the grant date, as determined pursuant to the Plan.

The exercise price for each of the above-described grants of options was the fair market value of the common stock on the grant date.

Based on our review of historical stock option granting practices in fiscal 2006, the Audit Committee concluded that, pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, the applicable measurement dates on certain stock options awarded differed from the grant dates previously used in accounting for such awards. Certain affected options may be deemed to have been granted with below-market exercise prices, which could have potentially subjected the affected option grantee to adverse taxation under Section 409A of the Internal Revenue Code, referred to as Section 409A.

To provide employees of the Company holding those options with an opportunity to avoid such adverse taxation, the Company commenced a special tender offer on November 19, 2008. The tender offer allowed those employees to tender options that were potentially subject to Section 409A for replacement. Following the completion of the tender offer on December 17, 2008, each tendered option was amended to increase the exercise price of the option to fair market value as of the actual measurement dates that should have been used for financial accounting purposes. Accordingly, the Company entered into agreements with Dr. Hou and Dr. Iannelli since they both received discounted option grants prior to becoming Section 16 officers of the Company.  To compensate them for the increased amounts reflected in the exercise price of their amended options, the Company paid Dr. Hou $9,100 and Dr. Iannelli $1,560 in January 2009.

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

Medical, Dental, and Vision Benefits

The Company offers a standard benefits package to all of its employees, which includes medical, dental, and vision coverage.  The Named Executive Officers receive coverage at 100% whereas all other employees of the Company receive coverage ranging from 50% - 100% depending on the service performed.

Company-sponsored Retirement Plans

The EMCORE Corporation 401(k) Plan (the “401(k) Plan”) is a defined contribution plan with a 401(k) arrangement and is designed to comply with ERISA, the Internal Revenue Code, as well as federal and state legal requirements.  The 401(k) Plan is designed to provide retirement benefits to eligible employees of EMCORE and is administered by Prudential Financial.  Participants in the 401(k) Plan may elect to reduce compensation by a specific percentage, which is contributed to the participant’s 401(k) account on a pre-tax basis as a salary deferral.

Employees may elect to contribute to the 401(k) Plan through salary reduction up to the yearly maximum tax-deductible deferral allowed pursuant to IRS regulations.  A participant may elect to defer between 1-30% of his or her compensation per pay period.  The deferral amount will not be subject to income tax until distribution.   Each participant is able to direct his or her investment into any of the available investment options.  Participant’s contributions are vested at 100%.

EMCORE may provide a discretionary match of 50% of the first 6% of base compensation of a participant’s contribution to the 401(k) Plan and this matching contribution vests over an initial five-year period.  This matching contribution is in the form of our common stock.   Participants are able to exchange out of our common stock to other investment options within the 401(k) Plan.  However, matching contributions continue to be directed to our common stock.  Exchanges from our common stock have the effect of transferring both vested and non-vested contributions in our common stock into other investments.  Exchanges into our common stock are not permitted under the 401(k) Plan.

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

The perquisites provided to our Named Executive Officers in fiscal 2008 were relocation and housing expenses.  For more information regarding perquisites provided to the Named Executive Officers in fiscal 2008 see the footnotes to the “All Other Compensation” column of the Summary Compensation Table.

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

Under the Severance Policy participants at the Chief /C-level Officers or higher will receive (i) for those hired or promoted prior to May 1, 2007, the continuation of their base salary for a period equal to one year and two weeks plus two additional weeks for each year the participant was employed by the Company or (ii) for those hired or promoted on or after May 1, 2007, the continuation of their base salary for a period equal to one year and one week plus one additional week for each year the participant was employed by the Company.

Participants at the Vice President level will receive (i) for those hired or promoted prior to May 1, 2007, the continuation of their base salary for a period equal to five months and two weeks plus two additional weeks for each year the participant was employed by the Company or (ii) for those hired or promoted on or after May 1, 2007, the continuation of their base salary for a period equal to five months and one week plus one additional week for each year the participant was employed by the Company.

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

Compensation of the Executive Chairman

The Compensation Committee annually reviews the compensation of Mr. Richards, Executive Chairman, and recommends any adjustments to the Board of Directors for approval.  Mr. Richards participates in the same compensation programs and receives compensation based upon the same criteria as EMCORE’s other executive officers.  However, Mr. Richards’ compensation reflects the higher level of responsibility that he has with respect to the strategic direction of EMCORE, the Company’s financial and operating results, and interactions with the investment community.

After considering EMCORE’s overall performance in fiscal 2008 and competitive practices, the Compensation Committee recommended, and the Board of Directors approved, a 5% increase to Mr. Richards’ base salary, to $437,325.  This increase was made effective on October 1, 2007.  Annual cash incentive compensation for Mr. Richards is based upon achievement of targets set by the Board of Directors.  Based on the attainment of certain strategic corporate milestones, including significant effort in growing the fiber optics business through acquisitions, and tremendous progress in developing product and business opportunities in the emerging terrestrial solar power segment, the Compensation Committee awarded Mr. Richards $78,719 in the form of a cash incentive award.

Tax and Accounting Considerations

Under Section 162(m) of the Internal Revenue Code, EMCORE may not deduct annual compensation in excess of $1 million paid to certain employees; generally it’s Chief Executive Officer and its four other most highly compensated executive officers, unless that compensation qualifies as performance-based compensation. While the Compensation Committee intends to structure performance-related awards in a way that will preserve the maximum deductibility of compensation awards, the Compensation Committee may from time to time approve awards that would vest upon the passage of time or other compensation, which would not result in qualification of those awards as performance-based compensation.

EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the annual and long-term compensation earned for services in all capacities to the Company for the fiscal year ended September 30, 2008 of those persons who during such fiscal year (i) served as the Company’s Chief Executive Officer, (ii) served as the Company’s Chief Financial Officer, (ii) were the three most highly-compensated officers (other than the Chief Executive Officer and Chief Financial Officer) and (iv) one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year:

Summary Compensation Table for Fiscal 2008

Name and Principal Position	Year	Salary ($)(5)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)(7)	All Other Compensation ($)		Total ($)
Reuben F. Richards, Jr. Executive Chairman and Chairman of the Board (1)	2008 2007	437,325 412,165	463,914 250,532	78,719 326,536	374 384	(8) (8)	980,332 989,617
Hong Q. Hou, Ph.D. Chief Executive Officer (2)	2008 2007	421,000 360,080	713,889 1,181,529	75,600 313,600	5,196 179,334	(9) (10)	1,215,685 2,034,543
John M. Markovich Chief Financial Officer (3)	2008	36,997	31,284	-	4,720	(11)	73,001
John Iannelli, Ph.D. Chief Technology Officer	2008 2007	237,625 203,857	179,998 87,760	20,341 34,294	6,588 5,877	(12) (13)	444,552 331,788
Keith J. Kosco, Esq. Chief Legal Officer	2008 2007	210,000 132,308	109,031 25,874	14,333 45,733	374 25,174	(14) (15)	333,738 229,089
Adam Gushard Former Interim Chief Financial Officer (4)	2008 2007	262,395 236,835	170,134 261,280	39,000 192,600	15,816 13,338	(16) (17)	487,345 704,053
_________________
(1)	Mr. Richards was appointed to Executive Chairman and Chairman of the Board on March 31, 2008 and previously served as the Company’s Chief Executive Officer.
(2)	Dr. Hou was appointed to Chief Executive Officer on March 31, 2008 and previously served as the Company’s President and Chief Operating Officer.
(3)	Mr. Markovich was appointed to Chief Financial Officer on August 18, 2008.
(4)	Mr. Gushard was the Company’s Interim Chief Financial Officer until August 18, 2008 and continues to serve as Vice President of Finance for the Company.
(5)	Salary represents amounts paid to the individual during the fiscal year ended September 30, 2008. It does not represent an employee’s current annual base salary.
(6)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes in fiscal 2008, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (revised 2004) (without regard to estimated forfeitures related to a service based condition) and includes amounts from awards granted in and prior to fiscal 2008. Assumptions used in the calculation of these amounts are included in footnote 4 to the Company’s audited financial statements for the fiscal year ended September 30, 2008, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 30, 2008.

(7)	The amounts in this column reflect the cash incentive awards earned in each fiscal year presented as approved by the Compensation Committee.
(8)	Consists of life insurance premiums.
(9)	Consists of life insurance premiums of $374, EMCORE’s matching contributions under its 401(k) plan of $4,822, which are made in EMCORE common stock.
(10)
Consists of life insurance premiums of $384, EMCORE’s matching contributions under its 401(k) plan of $4,673, which are made in EMCORE common stock, relocation and housing of $45,000, and $129,277 to cover the reimbursement of Section 409A taxes that the Company paid on behalf of Dr. Hou relating to events prior to him being a Section 16 officer of the Company.

(11)	Consists of life insurance premiums of $374 and EMCORE’s matching contributions under its 401(k) plan of $346, which are made in EMCORE common stock and relocation of $4,000.
(12)	Consists of life insurance premiums of $374 and EMCORE’s matching contributions under its 401(k) plan of $6,214, which are made in EMCORE common stock.
(13)	Consists of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $5,493, which are made in EMCORE common stock.
(14)	Consists of life insurance premiums.
(15)	Consists of life insurance premiums of $384 and relocation of $24,790.
(16)	Consists of life insurance premiums of $374 and EMCORE’s matching contributions under its 401(k) plan of $9,442, which are made in EMCORE common stock and a car allowance of $6,000.
(17)	Consists of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $6,954, which are made in EMCORE common stock and a car allowance of $6,000.

Grants of Plan-Based Awards in Fiscal 2008

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Sh) (3)	Closing Price on Date of Grant ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (4)
		Threshold ($)	Target ($)	Maximum ($)
Reuben F. Richards, Jr.	3/31/08 5/19/08 N/A	87,465	349,860	419,832	500,000 100,000	5.76 8.38	5.76 8.38	1,999,150 583,540
Hong Q. Hou, Ph.D.	4/3/08 5/19/08 N/A	84,000	336,000	403,200	150,000 195,000	6.67 8.38	6.67 8.38	697,305 1,137,903
John M. Markovich (5)	8/18/08				475,000	5.57	5.57	1,607,558
John Iannelli, Ph.D.	5/19/08 N/A	20,672	82,688	99,226	75,000	8.38	8.38	437,655
Keith J. Kosco, Esq.	5/19/08 N/A	18,375	73,500	88,200	80,000	8.38	8.38	466,832
Adam Gushard	5/19/08 N/A	32,,500	130,000	156,000	100,000	8.38	8.38	583,540

___________
(1)
These columns reflect the possible payment amounts under performance-based cash incentive awards granted for fiscal 2008 to the Named Executive Officers, as described above under “Compensation Discussion and Analysis”. The amounts actually awarded to these executives for 2008 are reported above in the Summary Compensation Table as “Non-Equity Incentive Plan Awards”.  Threshold is defined as 25% of Target and Maximum is defined as 120% of Target.  At the Compensation Committee’s sole discretion, they may adjust the non-equity incentive award obtained down to 0% or up to 140% based upon the level of individual achievements.

(2)	This column reflects the number of shares underlying options granted to the Named Executive Officers in fiscal 2008.
(3)	All options were granted at an exercise price equal to the closing price of our common stock on the option grant date.
(4)
This column reflects the fair value of these awards on the grant date as determined under the accounting principles used to calculate the value of equity awards. For the assumptions and methodologies used to value the awards reported in this column, see footnote (6) to the Summary Compensation Table.

(5)
Due to Mr. Markovich’s hire date of August 18, 2008, he was not eligible for a 2008 Incentive Plan Award.  As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2008, Mr. Markovich received an option to purchase 475,000 shares of the Company’s common stock pursuant to his offer letter dated August 7, 2008.

Outstanding Equity Awards at September 30, 2008

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Reuben F. Richards, Jr.	50,000 25,000 72,500 225,000 - -	- - - - 500,000 100,000	(16) (1) (2)	6.44 22.00 2.63 3.42 5.76 8.38	12/1/08 4/14/10 5/18/14 5/18/15 3/31/18 5/19/18
Hong Q. Hou, Ph.D.	35,000 - 27,500 245,000 63,750 - -	- 6,875 27,500 - 191,250 150,000 195,000	(17) (4) (5) (6) (7) (2)	2.63 3.00 7.29 5.76 8.78 6.67 8.38	5/18/14 2/28/15 8/28/16 12/14/16 9/25/17 4/3/18 5/19/18
John M. Markovich	-	475,000	(3)	5.57	8/18/18
John Iannelli, Ph.D.	40,000 6,000 8,250 881 9,000 6,000 1,000 2,500 18,750 -	- - 2,750 - 9,000 6,000 1,000 7,500 56,250 75,000	(17) (4) (9) (10) (11) (12) (13) (2)	1.87 2.63 3.00 7.32 5.18 7.95 9.75 4.98 5.33 8.38	1/22/13 5/18/14 2/28/15 12/29/15 10/12/15 3/10/16 4/5/16 3/29/17 6/25/17 5/19/18
Keith J. Kosco, Esq.	6,000 12,500 -	24,000 37,500 80,000	(14) (15) (2)	5.49 5.08 8.38	1/8/17 4/27/17 5/19/18
Adam Gushard	17,000 8,000 5,000 17,500 7,500 2,000 17,500 20,625 1,598 22,500 62,500 -	- - - - - - - 6,875 - 22,500 37,500 100,000	(16) (4) (5) (8) (2)	1.82 1.82 1.82 1.82 1.82 1.82 2.63 3.00 7.32 7.29 4.06 8.38	12/1/08 4/14/10 4/26/12 10/3/11 4/4/11 3/2/11 5/18/14 2/28/15 12/29/15 8/28/16 2/20/17 5/19/18
__________________
(1)	The unvested portions of these awards are scheduled to vest in four installments on March 31, 2009, 2010, 2011 and 2012.
(2)	The unvested portions of these awards are scheduled to vest in four installments on May 19, 2009, 2010, 2011 and 2012.
(3)	The unvested portions of these awards are scheduled to vest in five installments on August 18, 2009, 2010, 2011, 2012 and 2013.
(4)	The unvested portions of these awards are scheduled to vest in one installment on February 28, 2009.
(5)	The unvested portions of these awards are scheduled to vest in two installments on August 28, 2009 and 2010.
(6)	The unvested portions of these awards are scheduled to vest in three installments on September 25, 2009, 2010 and 2011.
(7)	The unvested portions of these awards are scheduled to vest in four installments on April 3, 2009, 2010, 2011 and 2012.
(8)	The unvested portions of these awards are scheduled to vest in three installments on February 20, 2009, 2010 and 2011.
(9)	The unvested portions of these awards are scheduled to vest in two installments on October 12, 2008 and 2009.
(10)	The unvested portions of these awards are scheduled to vest in two installments on March 10, 2009 and 2010.
(11)	The unvested portions of these awards are scheduled to vest in two installments on April 5, 2009 and 2010.
(12)	The unvested portions of these awards are scheduled to vest in three installments on March 29, 2009, 2010 and 2011.
(13)	The unvested portions of these awards are scheduled to vest in three installments on June 25, 2009, 2010, and 2011.
(14)	The unvested portions of these awards are scheduled to vest in four installments on January 8, 2009, 2010, 2011 and 2012.
(15)	The unvested portions of these awards are scheduled to vest in three installments on April 27, 2009, 2010, and 2011.
(16)	This option grant expired and was cancelled on December 1, 2008.
(17)
In December 2008, the Company entered into a special tender offer with Dr. Hou and Dr. Iannelli regarding this option grant which increased the exercise price from $2.63 to $2.89, which represents the fair market value as of the actual measurement date for this option grant.

Option Exercises in Fiscal 2008

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Reuben F. Richards, Jr. (1)	100,000	487,200
Hong Q. Hou, Ph.D. (2)	133,750	1,079,707
John M. Markovich	-	-
Adam Gushard (3)	10,000	109,700
John Iannelli, Ph.D.	-	-
Keith J. Kosco, Esq.	-	-
__________
(1)	These shares were exercised in two tranches of 65,000 shares on February 25, 2008 and 35,000 shares on February 26, 2008.
(2)	These shares were exercised in three tranches of 120,000 shares on December 19, 2007, 6,875 shares on December 31, 2007 and 6,875 shares on March 14, 2008.
(3)	These shares were exercised on December 14, 2007, prior to expiration, and have not been sold.

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

Under the Severance Policy, participants at the Chief /C-level Officer or higher will receive (i) for those hired or promoted prior to May 1, 2007, the continuation of their base salary for a period equal to one year and two weeks plus two additional weeks for each year the participant was employed by the Company or (ii) for those hired or promoted on or after May 1, 2007, the continuation of their base salary for a period equal to one year and one week plus one additional week for each year the participant was employed by the Company.

Participants at the Vice President level will receive (i) for those hired or promoted prior to May 1, 2007, the continuation of their base salary for a period equal to five months and two weeks plus two additional weeks for each year the participant was employed by the Company or (ii) for those hired or promoted on or after May 1, 2007, the continuation of their base salary for a period equal to five months and one week plus one additional week for each year the participant was employed by the Company.

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

The following are estimated payments and benefits that would be provided to each of Messrs. Richards, Hou, Markovich, Iannelli, Kosco, and Gushard in the event the executive’s employment is terminated under certain circumstances.  We have calculated these amounts based on the Company’s Executive Severance Policy (the “Severance Policy”) and, in some cases, the terms of individual offer letters that were entered into in connection with an executive’s promotion to his current position. The calculations assume a termination date of September 30, 2008, the last business day of fiscal 2008.  The actual amounts of the payments and costs of the benefits, however, can only be determined at the time of an executive’s separation from the Company.

Name	Severance	Cash Incentive Award	COBRA (Company Portion)	Outplacement Services (1)	Perquisites (2)
Reuben F. Richards, Jr.	$655,988	$78,719	$19,154	$30,000	-
Hong Q. Hou, Ph.D.	$597,692	$75,600	$19,154	$30,000	-
John M. Markovich	$311,538	-	$ 3,928	$30,000	-
John Iannelli, Ph.D.	$304,399	$20,341	$16,818	$30,000	-
Keith J. Kosco, Esq.	$226,154	$14,333	$13,834	$30,000	-
Adam Gushard	$370,000	$39,000	$19,154	$30,000	$59,000
___________________
(1)	On December 30, 2008, the Compensation Committee amended the Company’s Executive Severance Plan to reduce the outplacement services maximum amount payable by the Company to $15,000.
(2)	Include $9,000 for a car allowance and an estimated cost of $50,000 for relocation-related expenses, which is payable to Mr. Gushard if terminated without cause.

Vesting of Equity Awards in Connection with a Change in Control

Upon a change in control of the Company, unvested stock options will vest and become exercisable pursuant to the terms of the Company’s 2000 Stock Option Plan applicable to all plan participants.  The value of accelerating unvested stock options, as measured by the difference between the closing price of $4.94 on September 30, 2008, and the option grant price, would be zero for Mr. Richards, Mr. Markovich, and Mr. Kosco, $46,525 for Mr. Gushard, $13,338 for Dr. Hou, and $5,335 for Dr. Iannelli.

COMPENSATION COMMITTEE REPORT

The information contained under this “Compensation Committee Report”, shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filings under the Securities Act of 1933, as amended, or under the  Securities Exchange Act of 1934, as amended (the “Exchange Act”), or be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates this information by reference into any such filing.

The Compensation Committee is responsible for evaluating the performance of the Executive Chairman, the Chief Executive Officer and other EMCORE officers as well as reviewing and approving their compensation. The Committee also establishes and monitors overall compensation programs and policies for the Company, including administering the incentive compensation plans. The Committee’s processes and procedures for the consideration and determination of executive compensation are explained in greater detail in the Compensation Discussion and Analysis section.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on this review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A and its Proxy Statement in accordance with Item 407(e) of Regulation S-K.

This report is submitted by the Compensation Committee.

 January 28, 2009

COMPENSATION COMMITTEE John Gillen, Chairman Charles T. Scott Robert Bogomolny

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company’s Compensation Committee is comprised of Messrs. Gillen, Scott and Bogomolny.  No member of the Compensation Committee served as one of the Company’s officers or employees during fiscal 2008 or was formerly an officer or employee of the Company at any time.  None of the Company’s executive officers served as a member of the compensation committee of any other company that has an executive officer serving as a member of the Company’s Board of Directors or Compensation Committee during fiscal 2008.  None of the Company’s executive officers served as a member of the board of directors of any other company that has an executive officer serving as a member of the Company’s Compensation Committee during fiscal 2008.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of January 20, 2009 certain information regarding the beneficial ownership of common stock of the Company by (i) each person or “group” (as that term is defined in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the common stock of the Company, (ii) each Named Executive Officer of the Company, (iii) each director and nominee, and (iv) all directors and executive officers as a group (10 persons).  Except as otherwise indicated, the Company believes, based on information furnished by such persons, that each person listed below has the sole voting and investment power over the shares of common stock shown as beneficially owned, subject to common property laws, where applicable.  Shares beneficially owned include shares of common stock and warrants and options to acquire shares of common stock that are exercisable within sixty (60) days of January 20, 2009. Unless otherwise indicated, the address of each of the beneficial owners is c/o EMCORE Corporation, 10420 Research Road, SE, Albuquerque, New Mexico 87123.
Name	Shares Beneficially Owned	Percent of Common Stock
Thomas J. Russell, Ph.D. (1)	5,276,815	6.7%
Reuben F. Richards, Jr. (2)	1,012,054	1.3%
Robert Bogomolny	86,972	*
Charles Scott (3)	42,409	*
John Gillen	29,242	*
Hong Q. Hou, Ph.D. (4)	503,859	*
John M. Markovich	-	*
John Iannelli, Ph.D. (5)	113,893	*
Keith J. Kosco, Esq.(6)	24,500	*
Adam Gushard (7)	212,141	*
All directors and executive officers as a group (10 persons) (8)	7,301,885	9.3%

Wachovia Corporation (9)	5,158,132	6.6%
Brookside Capital Partners Fund, LP (10)	5,002,777	6.4%
Invesco Ltd.(11)	4,817,145	6.2%
Kopp Investment Advisors, LLC (12)	4,101,349	5.2%
AMVESCAP PLC (13)	4,000,005	5.1%
The Quercus Trust (14)	3,800,183	4.9%

*	Less than 1.0%
(1)	Includes 2,280,035 shares held by The AER Trust.
(2)	Includes options to purchase 322,500 shares and 175,000 shares held by spouse.
(3)	Includes 30,409 shares owned by Kircal, Ltd.
(4)	Includes options to purchase 378,125 shares and 7,609 shares held in the Company’s 401(k) Plan.
(5)	Includes options to purchase 102,631 shares and 4,683 shares held in the Company’s 401(k) Plan.
(6)	Includes options to purchase 24,500 shares.
(7)	Includes options to purchase 184,098 shares and 9,395 shares held in the Company’s 401(k) Plan.
(8)
Includes options to purchase 1,011,854 shares beneficially owned by Reuben F. Richards, Jr., Executive Chairman; Hong Hou, Chief Executive Officer; Adam Gushard, Former Interim Chief Financial Officer; John Iannelli, Chief Technology Officer; and Keith J. Kosco, Chief Legal Officer.

(9)
This information is based solely on information contained in a Schedule 13G filed with the SEC on January 14, 2008, by Wachovia Corporation.  Wachovia Corporation reports beneficially owning a total of 5,158,132 shares including having sole voting power over 139,917 shares and sole dispositive power over 2,878,097 shares.  Wachovia Corporation is a parent holding company and the relevant subsidiaries are Wachovia Securities, LLC (IA) and Wachovia Bank, N.A. (B.K.).  Wachovia Securities, LLC is an investment advisor for clients; the securities reported by this subsidiary are beneficially owned by such clients.  Wachovia Bank, N.A. (B.K.) holds the securities reported in a fiduciary capacity for its respective customers.  The address of Wachovia Corporation is One Wachovia Center, Charlotte, North Carolina 28288.

(10)
This information is based solely on information contained in a Schedule 13G filed with the SEC on July 21, 2008, by Brookside Capital Partners Find, L.P. (the “Brookside Fund”).  Brookside Capital Investors, L.P., a Delaware limited partnership (“Brookside Investors”) is the sole general partner of the Brookside Fund. Brookside Capital Management, LLC, a Delaware limited liability company (“Brookside Management”), is the sole general partner of Brookside Investors. Mr. Domenic J. Ferrante is the sole managing member of Brookside Management. The Brookside Fund beneficially owned 5,002,777 shares of Common Stock. The Brookside Fund acts by and through its general partner, Brookside Investors. Brookside Investors acts by and through its general partner, Brookside Management. Mr. Domenic J. Ferrante is the managing member of Brookside Management and thus is the controlling person of Brookside Management. No person other than the respective owner referred to herein of the Common Stock is known to have the right to receive or the power to direct the receipt of dividends from or the proceeds from the sale of such Common Stock.The address of the Brookside Fund, Brookside Investors, Brookside Management and Mr. Ferrante is 111 Huntington Avenue, Boston, Massachusetts 02199.

(11)
This information is based solely on information contained in a Schedule 13G/A filed with the SEC on February 14, 2008, by invesco Ltd. (“Invesco”). The address of Alexandra Global is Citco Building, Wickams Cay, P.O. Box 662, Road Town, Tortola, British Virgin Islands.  The address of Alexandra Management and Filimonov is 767 Third Avenue, 39th Floor, New York, New York 10017.

(12)
This information is based solely on information contained in a Schedule 13D filed with the SEC on April 4, 2008, by Kopp Investment Advisors, LLC (“KIA”), a wholly-owned subsidiary of Kopp Holding Company, LLC (“KHC”), which is controlled by Mr. LeRoy C. Kopp (“Kopp”) (collectively, the “Kopp Parties”).  KIA reports beneficially owning a total of 4,101,349 shares including having sole voting power over 4,101,349 shares and shared dispositive power over 2,242,774 shares.  Kopp reports beneficially owning a total of 4,242,774 shares, including having sole dispositive power over 2,000,000 shares.  The address of the Kopp Parties is 7701 France Avenue South, Suite 500, Edina, Minnesota 55435. The address of Kopp Investment Advisors, LLC is 7701 France Avenue South, Suite 500, Edina, Minnesota 55435.

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

(14)
This information is based solely on information contained in a Schedule 13D filed with the SEC on August 20, 2008, by The Quercus Trust, David Gelbaum and Monica Chavez Gelbaum.  The Quercus Trust reports beneficially owning a total of 3,800,183 shares and sharing voting and dispositive power with respect to such shares.  David Gelbaum, Trustee, The Quercus Trust, reports beneficially owning a total of 3,800,183 shares and sharing voting and dispositive power with respect to such shares.  Monica Chavez Gelbaum, Trustee, The Quercus Trust, reports beneficially owning a total of 3,800,183 shares and sharing voting and dispositive power with respect to such shares.  The address of David Gelbaum, an individual, as co-trustee of the Quercus Trust and Monica Chavez Gelbaum, an individual, as co-trustee of the Quercus Trust is 2309 Santiago Drive, Newport Beach, California 92660.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of September 30, 2008, the number of securities outstanding under each of EMCORE’s stock option plans, the weighted average exercise price of such options, and the number of options available for grant under such plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,929,453	$6.57	287,003

ITEM 13.	Certain Relationships and Related Transactions

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

DIRECTOR INDEPENDENCE

The Board of Directors has determined that a majority of the directors are independent as required by the NASDAQ Rules. The Board has affirmatively determined that Messrs. Russell, Bogomolny, Scott, Gillen and Louis-Dreyfus (who resigned his seat on the Board on October 30, 2007) are independent within the meaning of the NASDAQ Rules.  There were no specific transactions, relationships or arrangements requiring consideration by the Board of Directors in making these independence determinations.  The Board of Directors has determined that Messrs. Richards and Hou are not independent because they are both employees of the Company and that Mr. Werthan (who resigned his seat on the Board on April 1, 2008) is not independent because he was employed by the Company within the past three years.

Messrs. Russell (chairman), Scott and Gillen serve as members of our Nominating Committee. The members of our Compensation Committee are Messrs. Gillen (chairman), Bogomolny and Scott.  Messrs. Scott (chairman), Bogomolny and Gillen serve as members of our Audit Committee.  All members of each of our Nominating Committee, Compensation Committee and Audit Committee are “independent” as defined by the NASDAQ Rules.

ITEM 14.	Principal Accountant Fees and Services

Deloitte & Touche LLP was the independent registered public accounting firm that audited EMCORE’s financial statements for fiscal 2008 and 2007.  The aggregate fees billed by Deloitte & Touche LLP in connection with audit services rendered for fiscal 2008 and 2007 are as follows:

	Fiscal 2008	Fiscal 2007

Audit fees (1)	$3,149,100	$4,593,000
Audit-related fees (2)	75,200	49,000
Tax fees (3)	--	--
All other fees (4)	131,800	--

Total	$3,356,100	$4,642,000
__________
(1)
Represents fees for professional services rendered in connection with the audit of our annual financial statements, reviews of our quarterly financial statements, and advice provided on accounting matters that arose in connection with audit services. Fiscal 2008 included $766,000 and fiscal 2007 included $885,000 of audit fees for professional services rendered in connection with the audit of our internal controls over financial reporting (SOX 404 compliance).  The fees incurred during fiscal 2008 and 2007 include fees related to our voluntary stock option review and the related restatement of our financial data for the fiscal years ended September 30, 2006 and 2005 and 2004.

(2)	Represents fees for professional services related to the audits of our employee benefit plan and other statutory or regulatory filings.
(3)	Not applicable.
(4)	Represents fees for professional services related to the review of our Form S-1 Registration Statement filed in fiscal 2008.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditors are required to provide detailed back-up documentation at the time of approval. Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted in the table above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described herein.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)(1)                      Financial Statements

The applicable financial statements required under this Item 15(a)(1) are presented in the Company's consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K as of September 30, 2008 as filed with the SEC on December 30, 2008.

(a)(2)                      Financial Statement Schedules

The applicable financial statement schedules required under this Item 15(a)(2) are presented in the Company's consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K as of September 30, 2008 as filed with the SEC on December 30, 2008.

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

10.19†	2007 Director’s Stock Award Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on February 11, 2008).

10.20†*	Mr. John M. Markovich Offer Letter dated August 7, 2008.

14.1	Code of Ethics for Financial Professionals (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 28, 2009.

31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 28, 2009.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 30, 2008.

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 30, 2008.
__________
*    Filed in our fiscal 2008 Annual Report on Form 10-K as filed with the SEC on December 30, 2008.
**  Filed herewith
†    Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCORE CORPORATION
Date: January 28, 2009	By:	/s/ Hong Q. Hou, Ph.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on January 28, 2009.

Signature	Title
/s/ *	Chairman Emeritus and Lead Director
Thomas J. Russell, Ph.D.
/s/ Reuben Richards	Executive Chairman & Chairman of the Board
Reuben F. Richards, Jr.
/s/ Hong Hou	Chief Executive Officer and Director (Principal Executive Officer)
Hong Q. Hou, Ph.D.
/s/ John M. Markovich	Chief Financial Officer (Principal Financial and Accounting Officer)
John M. Markovich
/s/ *	Director
Charles T. Scott
/s/ *	Director
John Gillen
/s/ *	Director
Robert Bogomolny

*  By: /s/ Hong Q. Hou, Ph.D.
    Hong Q. Hou, Ph.D.
    Attorney in Fact