Form 10-Q
period 2008-12-31
EMCORE CORP
filed 2009-02-17
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

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

The number of shares outstanding of the registrant’s no par value common stock as of February 10, 2009 was 78,243,181.

EMCORE Corporation
FORM 10-Q
For the Quarterly Period Ended December 31, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three months ended December 31, 2008 and 2007
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,
	2008	2007

Product revenue	$51,554	$44,501
Service revenue	2,502	2,386
Total revenue	54,056	46,887

Cost of product revenue	50,772	36,611
Cost of service revenue	1,695	173
Total cost of revenue	52,467	36,784

Gross profit	1,589	10,103

Operating expenses:
Selling, general, and administrative	12,159	11,863
Research and development	8,110	7,420
Impairment of goodwill and intangible assets	33,781	-
Total operating expenses	54,050	19,283

Operating loss	(52,461)	(9,180)

Other (income) expense:
Interest income	(50)	(427)
Interest expense	195	1,205
Impairment of investment	366	-
Stock–based compensation expense from tolled options	-	4,374
Loss on disposal of equipment	-	86
Foreign exchange loss (gain)	472	(12)
Total other expense	983	5,226

Net loss	$(53,444)	(14,406)

Foreign exchange translation adjustment	108	(7)

Comprehensive loss	$(53,336)	$(14,413)

Per share data:
Basic and diluted per share data:
Net loss	$(0.69)	$(0.28)

Weighted-average number of basic and diluted shares outstanding	77,816	52,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of December 31, 2008 and September 30, 2008
(In thousands)
(unaudited)
	December 31, 2008	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$15,318	$18,227
Restricted cash	1,827	1,854
Available-for-sale securities	612	2,679
Accounts receivable, net of allowance of $3,299 and $2,377, respectively	61,329	60,313
Inventory, net	64,592	64,617
Investments in unconsolidated affiliates	8,240	-
Prepaid expenses and other current assets	7,020	7,100

Total current assets	158,938	154,790

Property, plant, and equipment, net	80,622	83,278
Goodwill	20,384	52,227
Other intangible assets, net	25,186	28,033
Investments in unconsolidated affiliates	-	8,240
Available-for-sale securities, non-current	1,400	1,400
Long-term restricted cash	569	569
Other non-current assets, net	597	741

Total assets	$287,696	$329,278

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$15,443	$-
Accounts payable	45,460	52,266
Accrued expenses and other current liabilities	22,659	23,290

Total current liabilities	83,562	75,556

Long-term debt	910	-

Total liabilities	84,472	75,556

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 200,000 shares authorized, 78,398 shares issued and 78,239 outstanding at December 31, 2008; 77,920 shares issued and 77,761 shares outstanding at September 30, 2008	682,858	680,020
Accumulated deficit	(478,208)	(424,764)
Accumulated other comprehensive loss	657	549
Treasury stock, at cost; 159 shares as of December 31, 2008 and September 30, 2008	(2,083)	(2,083)

Total shareholders’ equity	203,224	253,722

Total liabilities and shareholders’ equity	$287,696	$329,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
 For the three months ended December 31, 2008 and 2007
 (in thousands)
(unaudited)
	Three Months Ended December 31,
Cash flows from operating activities:	2008	2007
Net loss	$(53,444)	$(14,406)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of goodwill and intangible assets	33,781	-
Stock-based compensation expense	2,150	5,448
Depreciation and amortization expense	4,293	2,465
Inventory reserve adjustments	4,362	372
Provision for doubtful accounts	922	42
Impairment of investment	366	-
Loss on disposal of equipment	97	86
Compensatory stock issuances	18	209
Reduction of note receivable due for services received	-	130
Accretion of loss from convertible subordinated notes	-	31
Total non-cash adjustments	45,989	8,783

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,938)	(3,173)
Inventory	(4,337)	(790)
Prepaid expenses and other current assets	80	249
Other assets	144	(1,020)
Accounts payable	(6,806)	1,625
Accrued expenses and other current liabilities	(832)	(2,267)
Total change in operating assets and liabilities	(13,689)	(5,376)

Net cash used in operating activities	(21,144)	(10,999)

Cash flows from investing activities:
Purchase of plant and equipment	(597)	(4,985)
Proceeds from (funding of) restricted cash	27	(269)
Purchase of available-for-sale securities	-	(7,000)
Sale of available-for-sale securities	1,700	20,931
Net cash provided by investing activities	1,130	8,677

Cash flows from financing activities:
Proceeds from borrowing - line of credit	15,443	-
Proceeds from borrowing - long-term debt	910	-
Payments on capital lease obligations	-	(2)
Proceeds from exercise of stock options	32	4,776
Proceeds from employee stock purchase plan	613	-
Net cash provided by financing activities	16,998	4,774

Effect of foreign currency	107	7
Net (decrease) increase in cash and cash equivalents	(2,909)	2,459

Cash and cash equivalents, beginning of period	18,227	12,151
Cash and cash equivalents, end of period	$15,318	$14,610

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$132	$2,349
Cash paid for income taxes	$-	$-

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all information considered necessary for a fair presentation of the financial statements has been included. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2008 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of the Company’s financial position, operating results, risk factors and other matters, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Use of Estimates

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

Earnings Per Share

Earnings per share (“EPS”) are calculated by dividing net earnings (loss) applicable to common stock by the weighted average number of common stock shares outstanding for the period.  For the three months ended December 31, 2008 and 2007, 399,407 and 5,096,185 common shares representing stock options were excluded from diluted earnings per share calculations. These stock options, along with the Company’s convertible subordinated notes in fiscal 2007, were not included in the computation of diluted earnings per share for the three months ended December 31, 2008 and 2007 as the Company incurred a net loss for these periods and any effect would have been anti-dilutive.

Liquidity Matters

The Company commenced operations in 1984 and as of December 31, 2008, the Company had an accumulated deficit of $478.2 million. We incurred a net loss of $53.4 million for the three months ended December 31, 2008, which included a non-cash impairment charge of $33.8 million related to goodwill and intangible assets.  Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future.  Although our revenue has grown in recent years, we may be unable to sustain such growth rates if there are adverse changes in market or economic conditions.  If we are not able to increase revenue and/or reduce our costs, we may not be able to achieve profitability.

At December 31, 2008, cash, cash equivalents, restricted cash and available for sale securities totaled approximately $18.8 million and working capital totaled $75.4 million.  Historically, the Company has consumed cash from operations.  During the three months ended December 31, 2008, we consumed cash from operations of approximately $21.1 million.  Historically, we have addressed our liquidity requirements through a series of cost reduction initiatives, capital markets transactions and the sale of assets.  Although we expect our operating performance to improve in future periods, we anticipate that the recession in the United States and the slowdown of economic growth in the rest of the world may create a more challenging business environment for us in the near term.

These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management Actions and Plans

Recently, we have revised the assumptions underlying our operating plans and recognized that additional actions were necessary to position our operations to minimize cash usage.  Accordingly, we undertook a number of initiatives aimed at conserving or generating cash on an incremental basis through the next twelve months.  These initiatives included:

•	A reduction in personnel of approximately 160 people, or 17% of the total workforce, which should result in annualized cost savings of approximately $9.0 million;

•	A significant reduction of our fiscal 2008 employee incentive bonus plan payout and the elimination of fiscal 2009 employee merit increases;

•	A significant reduction of capital expenditures when compared to the prior year;

•	The potential sale of certain assets;

•	A greater emphasis on managing our working capital, specifically receivables, inventory, and accounts payables; and,

•	Further restrictions on employee travel and other discretionary expenditures.

During the first quarter, the Company freed up $2.6 million in cash that was previously tied up in auction rate securities and borrowed $15.4 million under the Company’s $25 million secured line of credit with Bank of America (see Note 11 –Debt).  Shortly after the close of the first quarter, the Company sold its remaining interest in Entech Solar, Inc. (formerly named WorldWater and Solar Technologies Corporation) for $11.4 million in cash which was not reflected in the quarter-end cash balance.

As previously disclosed, the Company has received indications of interest from several investors regarding a minority equity investment directly into the Company’s wholly-owned Photovoltaics subsidiary which would serve as an initial step towards a potential spin off of that business.  The Company’s management is aggressively pursuing these opportunities.  Within the next couple of months, management expects to announce more definitive plans regarding the Company’s efforts to raise additional capital as well as providing an estimate for the amount of financing being considered.

Conclusion

These initiatives are intended to conserve or generate cash in response to the deterioration in the global economy so that we can preserve adequate liquidity through the next twelve months.  However, the full effect of many of these actions will not be realized until later in 2009, even if they are successfully implemented.  We are committed to exploring all of the initiatives discussed above and there is no assurance that capital markets conditions will improve within that time frame. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above.

Since cash generated from operations and cash on hand are not sufficient to satisfy the Company’s liquidity, we will seek to obtain additional equity or debt financing within the next few months.  Due to the unpredictable nature of the capital markets, additional funding may not be available when needed, or on terms acceptable to us.  If adequate funds are not available or not available on acceptable terms, our ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited.  Such a limitation could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flow.

NOTE 2.  Recent Accounting Pronouncements

SFAS 141(R) - In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 141(R), Business Combinations. This statement replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently assessing the potential impact that the adoption of SFAS 141(R) could have on the Company’s financial statements in fiscal 2010.

SFAS 160 - In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management is currently assessing the potential impact that the adoption of SFAS 160 could have on the Company’s financial statements in fiscal 2010.

FSP 142-3 - In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of under FASB Statement No. 141, Business Combinations.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Management is currently assessing the potential impact that the adoption of FSP 142 could have on the Company’s financial statements in fiscal 2010.

FSP APB 14-1 - In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for the Company beginning in fiscal 2010, and will be applied retrospectively to prior periods. Management is currently assessing the potential impact that the adoption of FSP APB 14-1 could have on the Company’s financial statements in fiscal 2010.

NOTE 3.  Equity

Stock Options

The Company has stock option plans to provide long-term incentives to eligible officers, directors and employees in the form of stock options.  Most of the stock options vest and become exercisable over four to five years and have a contractual life of ten years. The Company maintains two stock option plans: the 1995 Incentive and Non-Statutory Stock Option Plan (“1995 Plan”) and the 2000 Incentive Stock Option Plan (“2000 Plan” and, together with the 1995 Plan, the “Option Plans”). The 1995 Plan authorizes the grant of options to purchase up to 2,744,118 shares of the Company's common stock. The 2000 Plan authorizes the grant of options to purchase up to 12,850,000 shares of the Company’s common stock. As of December 31, 2008, no options were available for issuance under the 1995 Plan and 766,716 options were available for issuance under the 2000 Plan. Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.  The Company issues new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan.

The following table summarizes the activity under the Option Plans for the three months ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2008	8,929,453	$6.57	8.22
Granted	238,213	2.95
Exercised	(10,675)	3.02
Forfeited	(383,946)	7.37
Cancelled	(333,980)	3.88

Outstanding as of December 31, 2008	8,439,065	$6.54	7.68

Exercisable as of December 31, 2008	2,734,395	$5.26	5.69

As of December 31, 2008 there was approximately $16.1 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the Option Plans. This expense is expected to be recognized over an estimated weighted average life of 3.2 years.

Intrinsic value for stock options is the in-the-money portion of the stock option's premium.  The intrinsic value related to options exercised during the three months ended December 31, 2008 was approximately $10,000.  The total intrinsic value of options exercised during the three months ended December 31, 2007 was $0.3 million.  There was no intrinsic value related to fully vested and expected to vest stock options as of December 31, 2008 and no intrinsic value related to exercisable stock options as of December 31, 2008.

	Number of Stock Options Outstanding			Options Exercisable
Exercise Price of Stock Options	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
>=$1.00 to <$5.00	2,131,694	5.93	$3.23	1,517,057	$2.87
>=$5.00 to <$10.00	6,167,191	8.36	7.44	1,125,658	7.23
>$10.00	140,180	4.06	17.49	91,680	20.64
TOTAL	8,439,065	7.68	$6.54	2,734,395	$5.26

Stock-based compensation expense is measured at grant date, based on the fair value of the award, over the requisite service period.  As required by SFAS 123(R), Share-Based Payment (revised 2004), management has made an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest.

The effect of recording stock-based compensation expense during the three months ended December 31, 2008 and 2007 was as follows:
(in thousands, except per share data)	Three Months Ended December 31,
	2008	2007
Stock-based compensation expense by award type:
Employee stock options	$1,995	$1,074
Employee stock purchase plan	155	-
Former employee stock options tolled	-	4,374
Total stock-based compensation expense	$2,150	$5,448

Net effect on net loss per basic and diluted share	$(0.02)	$(0.10)

Former Employee Stock Options Tolled

Under the terms of stock option agreements issued under the 2000 Plan, terminated employees who have vested and exercisable stock options have 90 days subsequent to the date of their termination to exercise their stock options. In November 2006, the Company announced that it was suspending its reliance on previously issued financial statements, which in turn caused the Company’s Form S-8 registration statements for shares of common stock issuable under the Option Plans not to be available. Therefore, terminated employees were precluded from exercising their stock options during the remaining contractual term (the “Blackout Period”).  To address this issue, the Company’s Board of Directors agreed in April 2007 to approve a stock option grant “modification” for these individuals by extending the normal 90-day exercise period after the termination date to a date after which the Company became compliant with its SEC filings and the registration of the stock option shares was once again effective.  The Company communicated the terms of the tolling agreement with its terminated employees in November 2007.  The Company’s Board of Directors approved an extension of the stock option expiration date equal to the number of calendar days during the Blackout Period before such stock option would have otherwise expired (the “Tolling Period”).  Former employees were able to exercise their vested stock options beginning on the first day after the lifting of the Blackout Period for a period equal to the Tolling Period.  Approximately 50 individuals were impacted by this modification.  The Company accounted for the modification of stock options issued to terminated employees as additional compensation expense of $4.4 million in accordance with SFAS 123(R) and adjusted the stock options to market value as of December 31, 2007.  The modified stock options were 100% vested at the time of grant with an estimated life no greater than 90 days.  The non-cash charge was classified as other expense on our condensed consolidated statement of operations since the modified stock options were issued to non-employees of the Company and no services or contract was required to receive the grant.  All tolled stock options were either exercised or expired by January 29, 2008.

Tender Offer

As a result of the Company's previously announced voluntary inquiry into its historical stock option granting practices, which was concluded in 2007, the Company determined that an incorrect grant date was used in the granting of certain stock options. As a result, certain stock options were determined to be granted at an exercise price below the fair market value of the Company's common stock as of the correct measurement grant date. Consequently, employees holding these stock options faced a potential tax liability under Section 409A of the Internal Revenue Code and similar sections of certain state tax codes, unless remedial action was taken to adjust the exercise price of these stock options prior to December 31, 2008.

In November 2008, the Company announced that it had commenced a tender offer for 164,088 stock options outstanding under its 2000 Plan which was held by 91 of its then current non-officer employees.  Under the terms of the tender offer, employees holding such stock options were given the opportunity to amend these options to increase the exercise price to a higher price that is equal to the fair market value on the date which has been determined to be the correct date of issuance for these stock options. In addition, employees electing to tender their options would also receive a cash payment for each tendered stock option equal to the difference between the original exercise price and the new exercise price.  The tender offer remained open until 11:59 p.m. Mountain Time on December 17, 2008.  As a result of the tender offer, a total of 163,838 stock options were tendered, a total cash payment of approximately $44,000 was paid in January 2009, and the non-cash stock-based SFAS 123(R) compensation expense due to the modification of stock options was determined to be immaterial.  Further details regarding the tender can be obtained from the filing on Schedule TO which the Company filed on December 18, 2008 with the Securities and Exchange Commission.

Valuation Assumptions

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2008 and 2007 was $2.95 and $6.29, respectively.

	Three Months Ended December 31,
Black-Scholes Weighted-Average Assumptions	2008	2007

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	92.4%	81.3%
Risk-free interest rate	3.5%	3.5%
Expected term (in years)	6.1	5.5
Estimated pre-vesting forfeitures	25.1%	23.3%

Expected Dividend Yield:  The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not issued any dividends.

Expected Stock Price Volatility:  The fair values of stock-based payments were valued using the Black-Scholes valuation method with a volatility factor based on the Company’s historical stock prices.

Risk-Free Interest Rate:  The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield that was currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of stock-based awards do not correspond with the terms for which interest rates are quoted, the Company  performed a straight-line interpolation to determine the rate from the available maturities.

Expected Term: Expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers voluntary termination behavior as well as workforce reduction programs.

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Board of Directors to issue up to 5,882,352 shares of preferred stock upon such terms and conditions having such rights, privileges, and preferences as the Board of Directors may determine.  As of December 31, 2008 and September 30, 2008, no shares of preferred stock were issued or outstanding.

Warrants

As of December 31, 2008 and September 30, 2008, the Company had 1,400,003 outstanding warrants from the private placement of common stock and warrants in February 2008 exercisable immediately at $15.06 per share of common stock.

Employee Stock Purchase Plan

In fiscal 2000, the Company adopted an Employee Stock Purchase Plan (“ESPP”). The ESPP provides employees of the Company an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning the first business day of January and July of each year. The purchase price is set at 85% of the average high and low market price of the Company's common stock on either the first or last day of the participation period, whichever is lower, and contributions are limited to the lower of 10% of an employee's compensation or $25,000.  In November 2006 through December 2007, the Company suspended the ESPP due to its review of historical stock option granting practices.  The Company reinstated the ESPP on January 1, 2008.  The number of shares of common stock reserved for issuance under the ESPP is 2,000,000 shares. The Company issues new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan.

The amount of shares issued for the ESPP are as follows:
	Number of Common Stock Shares	Purchase Price per Share of Common Stock

Amount of shares reserved for the ESPP	2,000,000

Number of shares issued in calendar years 2000 through 2006	(1,000,000)	$1.87 - $40.93
Number of shares issued in June 2007 for the first half of calendar year 2007	(123,857)	$6.32
Number of shares issued in June 2008 for the first half of calendar year 2008	(120,791)	$5.62
Number of shares issued in December 2008 for the second half of calendar year 2008	(468,080)	$0.88

Remaining shares reserved for the ESPP as of December 31, 2008	287,272

Future Issuances

As of December 31, 2008, the Company had reserved a total of 12.2 million shares of its common stock for future issuances as follows:

Number of Common Stock Shares Available

For exercise of outstanding common stock options	8,439,065
For future issuances to employees under the ESPP	287,272
For future common stock option awards	766,716
For future exercise of warrants	1,400,003
For future issuance in relation to the fiscal 2008 acquisition of certain assets of Intel Corporation’s Optical Platform Division	1,300,000

Total reserved	12,193,056

NOTE 4.  Investments

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

In October 2008, the Company received agreements from its investment brokers announcing settlement of the auction rate securities at 100% par value, of which $1.7 million was settled at 100% par value in November 2008.  The remaining $1.4 million of auction rate securities is expected to be settled by June 2010 and it is classified as a long-term asset based on its expected settlement date.  In December 2008, the Company borrowed $0.9 million from its investment broker, using its remaining $1.4 million in auction rate securities as collateral, which is classified as long-term debt.  Due to the fact the Company believes that it will receive full value of its remaining $1.4 million securities, we have not recorded any impairment on these investments as of December 31, 2008.
Lightron Equity Securities

In April 2008, the Company invested approximately $1.5 million in Lightron Corporation, a Korean Company publicly traded on the Korean Stock Market.  The Company initially accounted for this investment as an available for sale security.  Due to the decline in the market value of this investment and the expectation of non-recovery of this investment beyond its current market value, the Company recorded a $0.5 million “other than temporary” impairment loss on this investment as of September 30, 2008 and another $0.4 million “other than temporary” impairment loss on this investment as of December 31, 2008.

Entech Solar, Inc. (formerly WorldWater & Solar Technologies Corporation)

See Note 16 – Subsequent Event for a discussion regarding the Company’s investment in Entech Solar, Inc.

NOTE 5.  Accounts Receivable

The components of accounts receivable consisted of the following:

(in thousands)	December 31, 2008	September 30, 2008

Accounts receivable	$59,223	$57,703
Accounts receivable – unbilled	5,405	4,987

Accounts receivable, gross	64,628	62,690

Allowance for doubtful accounts	(3,299)	(2,377)

Total accounts receivable, net	$61,329	$60,313

NOTE 6.  Inventory

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor, and manufacturing overhead costs.  The components of inventory consisted of the following:

(in thousands)	December 31, 2008	September 30, 2008

Raw materials	$40,046	$38,304
Work-in-process	9,607	7,293
Finished goods	32,291	32,010

Inventory, gross	81,944	77,607

Less: allowance for excess and obsolescence	(17,352)	(12,990)

Total inventory, net	$64,592	$64,617

Reserves are adjusted to reflect inventory values in excess of forecasted sales, as well as overall inventory risk assessed by management. We have incurred, and may in the future incur, charges to write-down our inventory.

•
During the three months ended September 30, 2008, the Company recorded $9.7 million in inventory write-downs, of which $5.2 million related to the Fiber Optics segment and $4.5 million related to the Photovoltaics segment.

•
During the three months ended December 31, 2008, the Company recorded $5.6 million in inventory write-downs, of which $4.8 million related to the Fiber Optics segment and $0.8 million related to the Photovoltaics segment.

NOTE 7.  Property, Plant, and Equipment

The components of property, plant, and equipment consisted of the following:

(in thousands)	December 31, 2008	September 30, 2008

Land	$1,502	$1,502
Building and improvements	44,915	44,607
Equipment	108,016	106,947
Furniture and fixtures	4,756	5,403
Leasehold improvements	663	478
Construction in progress	3,942	4,395

Property, plant and equipment, gross	163,794	163,332

Less: accumulated depreciation and amortization	(83,172)	(80,054)

Total property, plant and equipment, net	$80,622	$83,278

As of December 31, 2008 and September 30, 2008, the Company did not have any significant capital lease agreements.

Depreciation expense was $3.1 million and $1.7 million for the three months ended December 31, 2008 and 2007, respectively.

NOTE 8.  Goodwill and Intangible Assets

Goodwill

The following table sets forth changes in the carrying value of goodwill by reporting segment:

(in thousands)	Fiber Optics	Photovoltaics	Total
Balance at September 30, 2008	31,843	20,384	52,227

Goodwill impairment	(31,843)	-	(31,843)

Balance at December 31, 2008	$-	$20,384	$20,384

Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed.

As required by SFAS 142, Goodwill and Other Intangible Assets, the Company evaluates its goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Management has elected December 31st as the annual assessment date.  In performing goodwill impairment testing, the Company determines the fair value of each reporting unit using a weighted combination of a market-based approach and a discounted cash flow (“DCF”) approach. Management weighted these two models slightly heavier towards the market-based approach due to the observable information available.  The market-based approach relies on values based on market multiples derived from comparable public companies. In applying the DCF approach, management forecasts cash flows over a five year period using assumptions of current economic conditions and future expectations of earnings.  This analysis requires the exercise of significant judgment, including judgments about appropriate discount rates based on the assessment of risks inherent in the projected future cash flows and the amount and timing of expected future cash flows.  The derived discount rate may fluctuate from period to period as it is based on external market conditions.

As disclosed in the Company’s Annual Report on Form 10-K as of September 30, 2008, the Company evaluated its goodwill for impairment and recorded a $22.0 million non-cash goodwill impairment charge based on the testing method described above.  During the three months ended December 31, 2008, management noted further significant deterioration of the Company’s market capitalization, coupled with significant adverse changes in the business climate primarily related to product pricing and profit margins, and an increase in the discount rate as of December 31, 2008.  The Company performed its annual goodwill impairment test at December 31, 2008, which resulted in full impairment of goodwill associated with the Company’s Fiber Optics segment, which amounted to a non-cash impairment charge of $31.8 million based on the testing method described above.  As of December 31, 2008, the Company’s balance sheet no longer reflects any goodwill associated with its Fiber Optics segment.

The Company continues to report goodwill related to its Photovoltaics reporting unit.  The Company’s annual impairment test at December 31, 2008, indicated that there was no impairment of goodwill for the Photovoltaics segment.

Intangible Assets

The following table sets forth changes in the carrying value of intangible assets by reporting segment:

(in thousands)	December 31, 2008			September 30, 2008
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics	$34,087	$(9,577)	$24,510	$35,991	$(8,502)	$27,489
Photovoltaics	1,137	(461)	676	956	(412)	544

Total	$35,224	$(10,038)	$25,186	$36,947	$(8,914)	$28,033

Our intangible assets consist primarily of intellectual property that has been internally developed or purchased.  Purchased intangible assets include existing and core technology, trademarks and trade names, and customer contracts.  Intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to fifteen years.  Amortization expense for intangible assets was $1.1 million and $0.6 million for the three months ended December 31, 2008 and 2007, respectively which is generally included in SG&A on the condensed consolidated statements of operations.

As of December 31, 2008, we tested for impairment of our long-lived assets and other intangible assets and based on that analysis, we determined that impairment existed.  The Company recorded a non-cash impairment charge totaling $1.9 million related to certain intangible assets acquired from the February 2008 acquisition of telecom-related assets of Intel Corporation’s Optical Platform Division.

Based on the carrying amount of the intangible assets as of December 31, 2008, the estimated future amortization expense is as follows:

(in thousands)
Nine-months ended September 30, 2009	$3,230
Fiscal year ended September 30, 2010	4,204
Fiscal year ended September 30, 2011	3,817
Fiscal year ended September 30, 2012	3,532
Fiscal year ended September 30, 2013	3,106
Thereafter	7,297

Total future amortization expense	$25,186

NOTE 9.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2008	September 30, 2008
Compensation-related	$5,845	$6,640
Warranty	4,112	4,640
Professional fees	1,609	2,099
Royalty	1,557	1,414
Self insurance	1,168	1,044
Deferred revenue and customer deposits	2,086	1,422
Taxes	3,541	3,555
Inventory obligation	982	982
Accrued program loss	404	843
Restructuring accrual	234	331
Other	1,121	320

Total accrued expenses and other current liabilities	$22,659	$23,290

NOTE 10.  Restructuring Charges

In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, SG&A expenses recognized as restructuring charges include costs associated with the integration of business acquisitions and overall cost-reduction efforts.

The Company has undertaken several cost cutting initiatives intended to conserve cash including recent reductions in force, the elimination of fiscal 2009 merit increases, a significant reduction in capital expenditures and a greater emphasis on improving its working capital management.  These initiatives are intended to conserve or generate cash in response to the uncertainties associated with the recent deterioration in the global economy.  Restructuring charges consisted of the following:

(in thousands)	Three Months Ended December 31,
	2008	2007
Employee severance-related expense	$617	$362
Other restructuring-related expense	-	93

Total restructuring charges	$617	$455

The following table sets forth changes in the severance and restructuring-related accrual accounts for the three months ended December 31, 2008:

(in thousands)	Severance-related Accrual	Restructuring-related Accrual	Total

Balance as of September 30, 2008	$152	$330	$482

Additional accruals	617	-	617
Cash payments or otherwise settled	(536)	(96)	(632)

Balance as of December 31, 2008	$233	$234	$467

The severance-related and restructuring –related accruals are recorded as accrued expenses within current liabilities since they are expected to be settled with the next twelve months.  We may incur additional restructuring charges in the future for employee severance, facility-related or other exit activities.

NOTE 11.  Debt

Line of Credit

In September 2008, the Company closed a $25 million revolving asset-backed credit facility with Bank of America which can be used for working capital, letters of credit and other general corporate purposes.  The credit facility matures in September 2011 and is secured by virtually all of the Company’s assets.  The credit facility, which incorporates both LIBOR and prime-based borrowing alternatives, is subject to a borrowing base formula based on eligible accounts receivable.  As of December 31, 2008, the Company had the ability to borrow up to $21 million against this credit facility and had loans outstanding of $15.4 million with interest rates on 1-month LIBOR, 3-month LIBOR and prime rate loans range from 2.5% to $6.5%.  The facility is also subject to certain financial covenants.  For the three months ended December 31, 2008, the Company did not meet the requirements under the EBITDA financial covenant.  In February 2009, the Company entered into an amendment with Bank of America that provides for a waiver of this event of default through April 10, 2009.  This amendment requires that the Company provide the bank with a security interest in its Albuquerque real estate, it limits the total loan availability under the credit facility to $19.5 million, and it increases the rate of interest on any loans by 2.0%.  This amendment further provides that by or before April 10, 2009, the Company shall raise additional funds through a financing or asset disposition in an amount satisfactory to the bank or  provide evidence to the bank that such fund raising is imminent.

Long-term Debt

In December 2008, the Company borrowed $0.9 million from UBS that is collateralized with $1.4 million of auction rate securities.  The average loan interest rate is approximately 2.1% and the term of the loan is dependant upon settlement of the auction rate securities with UBS which is expected to occur by June 2010 at 100% par value.

NOTE 12.  Commitments and Contingencies

The Company leases certain land, facilities, and equipment under non-cancelable operating leases. The leases provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense. Net facility and equipment rent expense under such leases amounted to approximately $0.6 million and $0.2 million for the three months ended December 31, 2008 and 2007, respectively. Future minimum rental payments under the Company's non-cancelable operating leases with an initial or remaining term of one year or more as of December 31, 2008 are as follows:

(in thousands)
Nine-months ended September 30, 2009	$2,122
Fiscal year ended September 30, 2010	2,609
Fiscal year ended September 30, 2011	1,865
Fiscal year ended September 30, 2012	1,027
Fiscal year ended September 30, 2013	507
Thereafter	2,775

Total minimum lease payments	$10,905

As of September 30, 2008, the Company had ten standby letters of credit issued and outstanding which totaled approximately $2.4 million.   As of December 31, 2008, the Company had ten standby letters of credit issued and outstanding which totaled approximately $2.7 million.

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

a) Shareholder Derivative Litigation Relating to Historical Stock Option Practices

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

b) Intellectual Property Lawsuits

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

c) Avago-related Litigation

On July 15, 2008 the Company was served with a complaint filed by Avago Technologies and what appear to be affiliates thereof in the United States District Court for the Northern District of California, San Jose Division (Avago Technologies U.S., Inc., et al., Emcore Corporation, et al., Case No.:  C08-3248 JW).  In this complaint, Avago asserts claims for breach of contract and breach of express warranty against Venture Corporation Limited (one of the Company’s customers) and asserts a tort claim for negligent interference with prospective economic advantage against the Company

On December 5, 2008, EMCORE was also served with a complaint by Avago Technologies filed in the United States District Court for the Northern District of California, San Jose Division alleging infringement of two patents by the Company’s VCSEL products. (Avago Technologies Singapore et al., Emcore Corporation, et al., Case No.:  C08-5394 EMC)

The Company intends to vigorously defend against the allegations of both Avago complaints.

On February 3, 2009, the Company became aware that Avago had filed a complaint with the U.S. International Trade Commission (“ITC”) based on the same patents asserted by Avago in the patent action filed in California.  It is not known at this time whether the ITC will elect to begin an investigation based on Avago’s complaint.

d) Green and Gold related litigation

On December 23, 2008, Plaintiffs Maurice Prissert and Claude Prissert filed a purported stockholder class action (the “Prissert Class Action”) pursuant to Federal Rule of Civil Procedure 23 allegedly on behalf of a class of Company shareholders against the Company and certain of its present and former directors and officers (the “Individual Defendants”) in the United States District Court for the District of New Mexico captioned, Maurice Prissert and Claude Prissert v. EMCORE Corporation, Adam Gushard, Hong Q. Hou, Reuben F. Richards, Jr., David Danzilio and Thomas Werthan, Case No. 1:08cv1190 (D.N.M.).  The Complaint alleges that Company and the Individual Defendants violated certain provisions of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, arising out of the Company’s disclosure regarding its customer Green and Gold Energy (“GGE”) and the associated backlog of GGE orders with the Company’s photovoltaic business segment.  The Complaint in the Class Action seeks, among other things, an unspecified amount of compensatory damages and other costs and expenses associated with the maintenance of the Action

On February 12, 2009, the Company became aware of a second stockholder class action filed in the United States District Court for the District of New Mexico against the same defendants named in the Prissert Class Action, based on the substantially the  same facts and circumstances, containing substantially the same allegations and seeking substantially the same relief.

On January 23, 2009, Plaintiff James E. Stearns filed a purported stockholder derivative action (the “Derivative Action) on behalf of the Company against certain of its present and former directors and officers (the “Individual Defendants”), as well as the Company as nominal defendant in the Superior Court of New Jersey, Atlantic County, Chancery Division (James E. Stearns, derivatively on behalf of  EMCORE Corporation v. Thomas J. Russell, Robert Bogomolny, Charles Scott, John Gillen, Reuben F. Richards, Jr., Hong Q. Hou, Adam Gushard, David Danzilio and Thomas Werthan, Case No. Atl-C-10-09).  This action is based on essentially the same factual contentions as the Class Action, and alleges that the Individual Defendants engaged in improprieties and violations of law in connection with the reporting of the GGE backlog.  The Derivative Action seeks several forms of relief, allegedly on behalf of the Company, including, among other things, damages, equitable relief, corporate governance reforms, an accounting, rescission, restitution and costs and disbursements of the lawsuit

The Company intends to vigorously defend against the allegations of both the Class Actions and the Derivative Action.

e) Securities Matters

•
SEC Communications.  On or about August 15, 2008, the Company received a letter from the Denver office of the Enforcement Division of the Securities and Exchange Commission wherein it sought EMCORE's voluntary production of documents relating to, among other things, the Company's business relationship with Green and Gold Energy, Inc., its licensees, and the photovoltaic backlog the Company reported to the public.  Since that time, the Company has produced documents to the staff of the SEC and met with the staff on December 12, 2008 to address this matter.

•
NASDAQ Communication.  On or about November 13, 2008, the Company received a letter from the NASDAQ Listings Qualifications group (“NASDAQ”) concerning the Company's removal of $79 million in backlog attributable to GGE which the Company announced on August 8, 2008 and the remaining backlog exclusive of GGE. The Company advised NASDAQ that it would cooperate with its inquiry, and has complied with the NASDAQ request for information.  On February 11, 2009, the Company received a letter requesting additional information, with which the Company intends to comply.

NOTE 13.  Income Taxes

On October 1, 2007, the Company adopted Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109.  As a result of the adoption of FIN 48, the Company recorded an increase in accumulated deficit and an increase in the liability for unrecognized state tax benefits of approximately $326,000 (net of the federal benefit for state tax liabilities).  All of this amount, if recognized, would reduce future income tax provisions and favorably impact effective tax rates.  During the three months ended December 31, 2008, there were no material increases or decreases in unrecognized tax benefits.  Management expects that over the next twelve months the liability for unrecognized state tax benefits will substantially decrease and does not anticipate any material increases over the next twelve months.  As of December 31, 2008, the Company had approximately $154,000 of interest and penalties accrued as tax liabilities in the Condensed Consolidated Balance Sheet.

The Company files income tax returns in the U.S. federal, state and local jurisdictions.  No federal, state and local income tax returns are currently under examination. Certain income tax returns for fiscal years 2005 through 2007 remain open to examination by U.S. federal, state and local tax authorities.

NOTE 14.  Segment Data and Related Information

The Company has two reporting segments: Fiber Optics and Photovoltaics.  Our Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  Our Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, we offer high-efficiency compound semiconductor-based gallium arsenide (“GaAs”) solar cells, covered interconnect cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, we offer concentrating photovoltaic (“CPV”) systems for utility scale solar applications as well as offering its high-efficiency GaAs solar cells and CPV components for use in solar power concentrator systems.  We evaluate our reportable segments in accordance with SFAS 131, Disclosures About Segments of an Enterprise and Related Information. The Company’s Chief Executive Officer is the Chief Operating Decision Maker pursuant to SFAS 131, and he allocates resources to segments based on their business prospects, competitive factors, revenue, operating results and other non-GAAP financial ratios.

The following table sets forth the revenue and percentage of total revenue attributable to each of the Company’s reporting segments for the three months ended December 31, 2008 and 2007.

Segment Revenue (in thousands)	Three Months Ended December 31,
	2008		2007
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$39,166	72%	$33,960	72%
Photovoltaics	14,890	28	12,927	28

Total revenue	$54,056	100%	$46,887	100%

The following table sets forth the Company’s consolidated revenue by geographic region for the three months ended December 31, 2008 and 2007.  Revenue was assigned to geographic regions based on our customers’ or contract manufacturers’ billing address.

Geographic Revenue (in thousands)	Three Months Ended December 31,
	2008		2007
	Revenue	% of Revenue	Revenue	% of Revenue

United States	$31,715	58%	$26,823	57%
Asia	19,208	36	15,323	33
Europe	2,797	5	4,587	10
Other	336	1	154	-

Total revenue	$54,056	100%	$46,887	100%

The following table sets forth significant customers, defined as customers that represented greater than 10% of total consolidated revenue, by reporting segment.

Significant Customers As a percentage of total consolidated revenue	Three Months Ended December 31,
	2008	2007
Fiber Optics-related customers:
Jabil Circuit	16%	11%
Motorola	-	13%
Aurora Networks	-	11%
Photovoltaics – related customer:
Space Systems / Loral	14%	-

The following table sets forth operating losses attributable to each of the Company’s reporting segment for the three months ended December 31, 2008 and 2007:

Operating Loss by Segment (in thousands)	Three Months Ended December 31,
	2008	2007

Fiber Optics	$(48,423)	$(3,525)
Photovoltaics	(4,035)	(3,552)
Corporate	(3)	(2,103)

Operating loss	$(52,461)	$(9,180)

The following table sets forth the depreciation and amortization attributable to each of the Company’s reporting segments for the three months ended December 31, 2008 and 2007.

Segment Depreciation and Amortization (in thousands)	Three Months Ended December 31,
	2008	2007

Fiber Optics	$2,852	$1,621
Photovoltaics	1,441	786
Corporate	-	58

Total depreciation and amortization	$4,293	$2,465

The following table sets forth long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each of the Company’s reporting segments as of December 31, 2008 and September 30, 2008.

Long-lived Assets (in thousands)	December 31, 2008	September 30, 2008

Fiber Optics	$71,996	$107,684
Photovoltaics	53,432	55,232
Corporate	764	622

Total long-lived assets	$126,192	$163,538

NOTE 15.  Fair Value Accounting

Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, providing a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements.  The statement provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 defines fair value based upon an exit price model and it is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  Management adopted SFAS 157 on October 1, 2008 and it did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on October 1, 2008.  The Company evaluated its existing financial instruments and elected not to adopt the fair value option to account for its financial instruments.  As a result, SFAS 159 did not have any impact on the Company’s financial condition or results of operations.  However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to elect the fair value option on new items should business reasons support doing so in the future.

In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1 and 157-2.  FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Non-recurring non-financial assets and non-financial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and the application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition.

Fair Value Disclosure

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

•
Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the Company’s financial assets and liabilities, consisting of the following types of instruments, measured at fair value on a recurring basis as of December 31, 2008:

(in thousands)	December 31, 2008
	Quoted Prices in Active Markets for Identical Assets [Level 1]	Significant Other Observable Remaining Inputs [Level 2]	Significant Unobservable Inputs [Level 3]	Total
Assets
Money market fund deposits	$15,318	$-	$-	$15,318
Restricted fund deposits	2,396	-	-	2,396
Marketable equity securities	612	-	-	612
Asset-backed auction rate securities	-	1,400	-	1,400

Total assets measured at fair value	$18,326	$1,400	$-	$19,726

The following table provides the Company’s financial assets and liabilities, measured and recorded at fair value on a recurring basis, as presented on our condensed consolidated balance sheet as of December 31, 2008:

(in thousands)	December 31, 2008
	Quoted Prices in Active Markets for Identical Assets [Level 1]	Significant Other Observable Remaining Inputs [Level 2]	Significant Unobservable Inputs [Level 3]	Total
Assets
Cash and cash equivalents	$15,318	$-	$-	$15,318
Restricted cash	1,827	-	-	1,827
Available-for-sale securities	612	-	-	612
Available-for-sale securities, non current	-	1,400	-	1,400
Long-term restricted cash	569	-	-	569

Total assets measured at fair value	$18,326	$1,400	$-	$19,726

The Company classifies investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include money market funds, corporate publicly traded equity securities on major exchanges and U.S. Treasury notes with quoted prices on active markets.

The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments include: government agencies, corporate bonds and commercial paper.

The Company did not hold financial assets and liabilities which were valued using unobservable inputs as of December 31, 2008.

Marketable equity securities represents the Company’s investment in Lightron Corporation, a Korean Company publicly traded on the Korean Stock Market.

NOTE 16.  Subsequent Event

Entech Solar, Inc. (formerly WorldWater & Solar Technologies Corporation)

In January 2009, the Company announced that it completed the closing of a two step transaction involving the sale of its remaining interests in the company formerly named WorldWater & Solar Technologies Corporation, now named Entech Solar, Inc. The Company sold its remaining shares of WorldWater Series D Convertible Preferred Stock and warrants to The Quercus Trust, a significant shareholder of both the Company and WorldWater, for approximately $11.6 million, which included additional consideration as a result of the termination of certain operating agreements with WorldWater.  In the quarter ended March 31, 2009, the Company will recognize a gain of $3.4 million as a result of this transaction.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934.  These forward-looking statements are based largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate.  These forward-looking statements may be identified by the use of terms and phrases such as “expects”, “anticipates”, “intends”, “plans”, believes”, “estimates”, “targets”, “can”, “may”, “could”, “will”, and variations of these terms and similar phrases.  Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance or achievements of our business or in our industry to be materially different from those expressed or implied by any forward-looking statements.  The cautionary statements should be read as being applicable to all forward-looking statements wherever they appear in this Quarterly Report. This discussion should also be read in conjunction with the condensed consolidated financial statements, including the related notes.

These forward-looking statements include, without limitation, any and all statements or implications regarding:

•
The ability of EMCORE Corporation (the “Company”, “we”, “our”, or “EMCORE”) to obtain financing or sell assets and achieve levels of revenue and cost reductions that are adequate to support our capital and operating requirements in order to continue as a going concern.

•
Our ability to remain competitive and a leader in our industry and the future growth of the Company, and our industry, and the recovery of financial markets, the markets for our products, and economic conditions in general;

•	Our ability to achieve structural and material cost reductions without impacting product development or manufacturing execution;

•	Our ability to complete any strategic separation of our Fiber Optics and Photovoltaics businesses.

•	Expected improvements in our product and technology development programs;

•	Our ability to successfully develop, introduce, market and qualify new products, including our terrestrial solar products;

•	Our ability to identify and acquire suitable acquisition targets and difficulties in integrating recent or future acquisitions into our operations; and,

•
Other risks and uncertainties described in our filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, such as: cancellations, rescheduling, or delays in product shipments; manufacturing capacity constraints; lengthy sales and qualification cycles; difficulties in the production process; changes in semiconductor industry growth; increased competition; delays in developing and commercializing new products; and other factors.

Neither management nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements.  We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report.  Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other Exchange Act reports filed with the SEC.  We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

Business Overview

EMCORE Corporation (the “Company”, “we”, “our”, or “EMCORE”) is a provider of compound semiconductor-based components and subsystems for the broadband, fiber optic, satellite and terrestrial solar power markets.  We were established in 1984 as a New Jersey corporation and have two reporting segments: Fiber Optics and Photovoltaics.  Our Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  Our Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, we offer high-efficiency compound semiconductor-based gallium arsenide (“GaAs”) solar cells, covered interconnect cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, we offer concentrating photovoltaic (“CPV”) power systems for utility scale solar applications as well as offer our high-efficiency GaAs solar cells and integrated CPV components for use in other solar power concentrator systems.  Our headquarters and principal executive offices are located at 10420 Research Road, SE, Albuquerque, New Mexico, 87123, and our main telephone number is (505) 332-5000.  For specific information about our Company, our products or the markets we serve, please visit our website at http://www.emcore.com.  The information on our website is not incorporated into this Quarterly Report on Form 10-Q.

Strategy

After completing several strategic acquisitions and divestures over the past few years, we have developed a strong business focus and comprehensive product portfolio.  Our principal objective is to maximize shareholder value by leveraging our expertise in advanced compound semiconductor technologies to be a leading provider of high-performance, cost-effective product solutions in each of the markets that we serve.  Key elements of our strategy include:

Drive Business Growth, Reduce Cost, and Deliver Profitability.

We believe that as compound semiconductor production costs continue to be reduced, existing and new customers will be compelled to increase their use of these products because of their attractive performance characteristics and superior value.  With our enhanced product portfolio, expanded customer base, and established vertically-integrated, low-cost manufacturing infrastructure in our fiber optics business, we are better positioned to leverage our resources and infrastructure to grow our revenue through new product introductions and gain market share.  We expect several initiatives for cost reduction to come to fruition in fiscal 2009, which we believe will improve our gross profit and margins.  We are committed to achieving profitability by increasing revenue through the introduction of new products, reducing our cost structure and lowering the breakeven points of our product lines.  We have significantly streamlined our manufacturing operations by focusing on core competencies to identify cost efficiencies. Where appropriate, we transferred the manufacturing of certain product lines to low-cost contract manufacturers when we can lower costs while maintaining quality and reliability. Our restructuring programs are designed to further reduce the number of headcount, manufacturing facilities, in addition to the divesture or exit from selected businesses and product lines that are not strategic and/or are not capable of achieving desired revenue or profitability goals.  Our results of operations and financial condition have and will continue to be significantly affected by severance, restructuring charges, impairment of long-lived assets and idle facility expenses incurred.  We have also significantly reduced capital expenditures and have placed a greater emphasis on improving our working capital management.

While we enjoy the moderate growth and greater visibility in our satellite photovoltaics business, we recognize the need for further investment in our CPV business to develop a more cost competitive design. Management is committed to achieving overall profitability once we deploy our Gen-III CPV system solution.

Focus Our R&D Effort on Cost Reduction and Market Share Gain.

We have invested substantially in research and development and product engineering over the past years. We have developed a clear path towards business growth and are recognized as a technology leader in both our Fiber Optics and Photovoltaics segments.  In fiscal 2009, we will be focusing our R&D and product engineering efforts on product cost reduction and market share gain through more complete product solutions for our customers.

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

EMCORE’s Photovoltaics division recently announced the following new product development:

•
In July 2008, we announced our solar cell technology which provides a platform for our next generation photovoltaic products for space and terrestrial solar power applications.  Solar cells built using Inverted Metamorphic (“IMM”) technology recently achieved world record conversion efficiency of 33% when used in space, and it is anticipated that efficiency levels in the 42%-45% range will be achieved when adapted for use under the 500-1500X concentrated illumination, typical in terrestrial CPV power systems. Once commercialized, the CPV systems that are powered with our IMM-based solar cells will realize an approximately 10% to 20% reduction in the cost of power generated. We expect to begin commercializing this technology for both space and terrestrial applications in late 2009. Due to its unique design, the IMM cell is approximately one fifteenth the thickness of the conventional multi-junction solar cell and will enable a new class of extremely lightweight, high-efficiency, and flexible solar arrays for space applications. Furthermore, this technology can be readily integrated into our complete line of CPV receiver products and provide increased energy conversion efficiency in CPV power systems.

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

Grow Our Terrestrial Solar Power Business by Focused Effort and Strategic Partnership.

For our CPV component business, we intend to continue to secure and expand our leadership position by providing high-performance, reliable, and cost-effective products and excellent customer service.  Our business development focus will be in the U.S. market primarily due to the extension of the investment tax credit (ITC) and other favorable policies for renewable energy in the U.S.  We expect our Gen-III CPV system solution to provide a competitive levelized cost of energy for utility scale projects in certain regions. We will continue to develop and expand strategic partnerships with major international companies to drive our business penetration and expansion into the international markets. We expect a substantial ramp-up of our CPV business to occur in the second half of 2009.

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

Recent highlights include:

·
On April 20, 2008, the Company acquired the enterprise and storage-related assets of Intel Corporation’s OPD business, as well as Intel’s Connects Cables business.  The assets acquired include inventory, fixed assets, intellectual property, and technology relating to optical transceivers for enterprise and storage customers, as well as optical cable interconnects for high-performance computing clusters.

·
On February 22, 2008, the Company acquired the telecom-related assets of Intel Corporation’s Optical Platform Division (“OPD”) that included inventory, fixed assets, intellectual property, and technology comprised of tunable lasers, tunable transponders, 300-pin transponders, and integrated tunable laser assemblies.

On April 4, 2008, the Company announced that its Board of Directors had authorized management to prepare a comprehensive operational and strategic plan for the separation of the Company's Fiber Optics and Photovoltaic businesses into separate corporations.  Management is currently assessing alternative opportunities associated with the potential separation of the Company’s businesses. The purpose of the review is to determine whether there exists the potential for unlocking additional stockholder value with respect to these strategic assets through some type of separation transaction.  A separation may take the form of a spin-off transaction or a public offering of securities, and we may have discussions from time-to-time with third parties involving these possibilities.  There can be no assurances that our strategic review will lead to the completion of any separation transactions or as to the impact of these transactions on stockholder value or on us.

Recent Highlights

In September 2008, the Company closed a $25 million revolving asset-backed credit facility with Bank of America which can be used for working capital, letters of credit and other general corporate purposes.  The credit facility matures in September 2011 and is secured by virtually all of the Company’s assets.  The credit facility, which incorporates both LIBOR and prime-based borrowing alternatives, is subject to a borrowing base formula based on eligible accounts receivable.  As of December 31, 2008, the Company had the ability to borrow up to $21 million against this credit facility and had loans outstanding of $15.4 million with interest rates on 1-month LIBOR, 3-month LIBOR and prime rate loans range from 2.5% to $6.5%.  The facility is also subject to certain financial covenants.  For the three months ended December 31, 2008, the Company did not meet the requirements under the EBITDA financial covenant.  In February 2009, the Company entered into an amendment with Bank of America that provides for a waiver of this event of default through April 10, 2009.  This amendment, which is included as an exhibit to this SEC filing, requires that the Company provide the bank with a security interest in its Albuquerque real estate, it limits the total loan availability under the credit facility to $19.5 million, and it increases the rate of interest on any loans by 2.0%.  This amendment further provides that by or before April 10, 2009, the Company shall raise additional funds through a financing or asset disposition in an amount satisfactory to the bank or  provide evidence to the bank that such fund raising is imminent.

In November 2008, the Company announced its first deployment of a CPV solar power system in China with the XinAo Group, one of China’s largest energy companies. As part of an earlier agreement, the 50 kilowatt (kW) test and evaluation system is fully installed and operational, and is producing power in accordance with specifications.

In January 2009, the Company announced that it completed the closing of a two step transaction involving the sale of its remaining interests in the company formerly named WorldWater & Solar Technologies Corporation, now named Entech Solar, Inc. The Company sold its remaining shares of WorldWater Series D Convertible Preferred Stock and warrants to The Quercus Trust, a significant shareholder of both the Company and WorldWater, for approximately $11.6 million, which included additional consideration as a result of the termination of certain operating arrangements between the companies.  In the quarter ended March 31, 2009, the Company will recognize a gain of $3.4 million as a result of this transaction.  With the completion of this last sale in a series of four sales transactions, the Company has realized a 75% return on its investment in WorldWater securities.

As required by SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluated its goodwill for impairment as of December 31, 2008.   As a result of a significant deterioration of the Company’s market capitalization, coupled with significant adverse changes in the business climate primarily related to product pricing and profit margins, and an increase in the discount rate as of December 31, 2008, management determined that the goodwill related to the Company’s Fiber Optics segment was impaired resulting in a $31.8 million non-cash impairment charge.  As of December 31, 2008, management also tested the Company’s long-lived assets and other intangible assets for impairment and based on that analysis, it was determined that impairment existed.  The Company recorded a non-cash impairment charge totaling $1.9 million related to certain intangible assets acquired from the February 2008 acquisition of telecom-related assets of Intel Corporation’s Optical Platform Division.

Order Backlog:

As of December 31, 2008, we had an order backlog of approximately $42.6 million.  Our order backlog is defined as purchase orders or supply agreements accepted by the Company with expected product delivery and / or services to be performed within the next twelve months.  The December 31, 2008 order backlog is comprised of $30.3 million related to our Photovoltaics segment and $12.3 million related to our Fiber Optics segment.

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

Fiber Optics

Our fiber optics products enable information that is encoded on light signals to be transmitted, routed (switched) and received in communication systems and networks.   Our Fiber Optics segment primarily offers the following product lines:

·
Telecom Optical Products – We believe we are a leading supplier of 10 gigabit per second (Gb/s) fully C-band and L-band tunable dense wavelength division multiplexed (DWDM) transponders for telecommunications transport systems. We are one of the few suppliers who offer vertically-integrated products, including external-cavity laser modules, integrated tunable laser assemblies (ITLAs) and 300-pin transponders. Our internally developed laser technology is highly suited for applications of 10, 40, and 100 Gb/s due to the superior narrow linewidth and low noise characteristics. All DWDM products are fully Telcordia® qualified and comply with industry multi-source agreements (MSAs). New technologies are under development which will leverage our laser expertise to deliver miniaturized cost effective solutions to enable our customers to continue to meet the cost and density requirements of the next generation products.  We supply to most major telecom equipment companies worldwide.

·
Enterprise Datacom Products – We believe we provide leading-edge optical components and transceiver modules for data applications that enable switch-to-switch, router-to-router and server-to-server backbone connections at aggregate speeds of 10 Gb/s and above. We offer the broadest range of products with XENPAK form factor which comply with 10 Gb/s Ethernet (10-GE) IEEE802.3ae standard. Our 10-GE products include short-reach (SR), long-reach (LR), extended-reach (ER), coarse WDM LX4 optical transceivers to connect between the photonic physical layer and the electrical section layer and CX4 transceivers.  In addition to the 10-GE products, we offer traditional MSA Gigabit Ethernet (GE) 1310-nm small form factor (SFF) and small form factor pluggable (SFP) optical transceivers.  These transceivers also provide integrated duplex data links for bi-directional communication over single mode optical fiber providing high-speed Gigabit Ethernet data links operating at 1.25Gbps.

·
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

·
Parallel Optical Transceiver and Cable Products – We have been the technology and product leader of optical transmitter and receiver products utilizing arrays of optical emitting or detection devices, e.g., vertical-cavity surface-emitting lasers (VCSELs) and photodetectors (PDs). These optical transmitter, receiver, and transceiver products are used for back-plane interconnects, switching/routing between telecom racks and high-performance computing clusters. Our products include 12-lane SNAP-12 MSA transmitter and receivers with single, double, and quadruple data rates and 4-lane optical media converters with single and double data rates. Based on the core competency of 4-lane parallel optical transceivers, we offer optical fiber ribbon cables with embedded parallel-optical transceivers within the connectors, EMCORE Connects Cables (ECC). These products, with aggregated bandwidth between 10-40 Gb/s, are ideally suited for high-performance computing clusters. Our products provide our customers with increased network capacity; increased data transmission distance and speeds; increased bandwidth; lower power consumption; improved cable management over copper interconnects; and lower cost optical interconnections for massively parallel multi-processors.

·
Fiber Channel Transceiver Products – We offer tri-rate SFF and SFP optical transceivers for storage area networks. The MSA transceiver module is designed for high-speed Fibre Channel data links supporting up to 4.25 Gb/s (4X Fibre Channel rate). The products provide integrated duplex data links for bi-directional communication over Multimode optical fiber.

·
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

·
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

·
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

·
Video Transport - Our video transport product line offers solutions for broadcasting, transportation, IP television (IPTV), mobile video and security & surveillance applications over private and public networks. Our video, audio, data and RF transmission systems serve both analog and digital requirements, providing cost-effective, flexible solutions geared for network reconstruction and expansion.

·
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

We design and manufacture multi-junction compound semiconductor-based solar cells for both commercial and military satellite applications. We currently manufacture and sell one of the most efficient and reliable, radiation resistant advanced triple-junction solar cells in the world, with an average "beginning of life" efficiency of 28.5%.  We are in the final stages of qualifying the next generation high efficiency multi-junction solar cell platform for space applications which will have an average conversion efficiency of 30%, providing our customers with expanded capability.

Additionally, we are developing an entirely new class of advanced multi-junction solar cell with even higher conversion efficiency.  This new architecture, called inverted metamorphic (IMM), is being developed in conjunction with the National Renewable Energy Laboratory and the US Air Force Research Laboratory and to date has demonstrated conversion efficiency exceeding 33% on an R&D scale.  We believe we are the only manufacturer to supply true monolithic bypass diodes for shadow protection by utilizing several EMCORE patented methods.

We also provide covered interconnect cells (CICs) and solar panel lay-down services, giving us the capability to manufacture fully integrated solar panels for space applications. We can provide satellite manufacturers with proven integrated satellite power solutions that significantly improve satellite economics. Satellite manufacturers and solar array integrators rely on us to meet their satellite power needs with our proven flight heritage.

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

We have adapted our high-efficiency compound semiconductor-based multi-junction solar cell products for terrestrial applications, which are intended for use with CPV power systems in utility-scale installations.  We have attained 39% peak conversion efficiency under 1000x illumination on its terrestrial concentrating solar cell products in volume production. This compares favorably to average efficiency of 15-21% of silicon-based solar cells and approximately 35% for competing multi-junction cells. We believe that solar concentrator systems assembled using our compound semiconductor-based solar cells will be competitive with silicon-based solar power generation systems, in certain geographic regions, because they are more efficient and, when combined with the advantages of concentration, we believe will result in a lower cost of power generated.  Our multi-junction solar cell technology is not subject to silicon shortages, which have led to increasing prices in the raw materials required for silicon-based solar cells.  We currently serve the terrestrial solar market with two levels of CPV products: components (including solar cells and solar cell receivers) and CPV power systems.

While the terrestrial power generation market is still developing, we are currently shipping production orders of CPV components to several solar concentrator companies, and providing samples to many others, including major system manufacturers in the United States, Europe, and Asia.  We have finished installations of a total of approximately 1 megawatt (MW) CPV systems in Spain, China, and US with our own Gen-II design.  We have recently responded to several RFPs from public utility companies in the US for a total of several hundred MWs using its Gen-III design. The Gen-III product, with enhanced performance (including a module efficiency of approximately 30%) and much improved cost structure, is scheduled to be in volume production by the second half of calendar 2009.

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

•
During the three months ended September 30, 2008, the Company recorded $9.7 million in inventory write-downs, of which $5.2 million related to the Fiber Optics segment and $4.5 million related to the Photovoltaics segment.

•
During the three months ended December 31, 2008, the Company recorded $5.6 million in inventory write-downs, of which $4.8 million related to the Fiber Optics segment and $0.8 million related to the Photovoltaics segment.

While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet, if market conditions are less favorable than our forecasts, our future sales mix differs from our forecasted sales mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs.

Valuation of Goodwill.  Goodwill represents the excess of the purchase price of an acquired business or assets over the fair value of the identifiable assets acquired and liabilities assumed.  As required by SFAS 142, Goodwill and Other Intangible Assets, the Company evaluates its goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Management has elected December 31st as the annual assessment date.  Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

In performing goodwill impairment testing, the Company determines the fair value of each reporting unit using a weighted combination of a market-based approach and a discounted cash flow (“DCF”) approach.  Management weighted these two models slightly heavier towards the market-based approach due to the observable information available.  The market-based approach relies on values based on market multiples derived from comparable public companies. In applying the DCF approach, management forecasts cash flows over a five year period using assumptions of current economic conditions and future expectations of earnings.  This analysis requires the exercise of significant judgment, including judgments about appropriate discount rates based on the assessment of risks inherent in the projected future cash flows and the amount and timing of expected future cash flows.  The derived discount rate may fluctuate from period to period as it is based on external market conditions.

All of these assumptions are critical to the estimate and can change from period to period. Updates to these assumptions in future periods, particularly changes in discount rates, could result in different results of goodwill impairment tests.

•
As of December 31, 2007, we tested for impairment of our goodwill and based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value, and therefore, no impairment was recognized.

•
Due to the significant reduction in the Company’s market capitalization during the three months ended March 31, 2008 and June 30, 2008, we tested for impairment of our goodwill and based on that analysis, we determined that the carrying amount of the reporting units did not exceed their fair value, and therefore, no impairment was recognized.

•
As disclosed in the Company’s Annual Report on Form 10-K as of September 30, 2008, the Company evaluated its goodwill for impairment and recorded a $22.0 million non-cash goodwill impairment charge based on the testing method described above.

•
During the three months ended December 31, 2008, management noted further significant deterioration of the Company’s market capitalization, coupled with significant adverse changes in the business climate primarily related to product pricing and profit margins, and an increase in the discount rate as of December 31, 2008.  The Company performed its annual goodwill impairment test at December 31, 2008, which resulted in full impairment of goodwill associated with the Company’s Fiber Optics segment, which amounted to a non-cash impairment charge of $31.8 million based on the testing method described above.  As of December 31, 2008, the Company’s balance sheet no longer reflects any goodwill associated with its Fiber Optics segment.  The Company continues to report goodwill related to its Photovoltaics reporting unit.  The Company’s annual impairment test at December 31, 2008, indicated that there was no impairment of goodwill for the Photovoltaics segment.

•
If there is further erosion of the Company’s market capitalization or the Company is unable to achieve its projected cash flows, management may be required to perform additional impairment tests of the remaining goodwill.  The outcome of these additional tests may result in the Company recording additional goodwill impairment charges.

Valuation of Long-lived Assets and Other Intangible Assets.  Long-lived assets consist primarily of our property, plant, and equipment.  Our intangible assets consist primarily of intellectual property that has been internally developed or purchased.  Purchased intangible assets include existing and core technology, trademarks and trade names, and customer contracts.  Intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to fifteen years.  Because all of intangible assets are subject to amortization, the Company reviews these intangible assets for impairment in accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived  Assets to be Disposed Of.  The Company reviews long-lived assets and other intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. A long-lived asset or other intangible asset is considered impaired when its anticipated undiscounted cash flow is less than its carrying value. In making this determination, the Company uses certain assumptions, including, but not limited to: (a) estimates of the fair market value of these assets; and (b) estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service that assets will be used in our operations, and estimated salvage values.

•	As of December 31, 2007, we tested for impairment of our long-lived assets and other intangible assets and based on that analysis, we determined that no impairment existed.

•
As of December 31, 2008, we tested for impairment of our long-lived assets and other intangible assets and based on that analysis, we determined that impairment existed.  The Company recorded a non-cash impairment charge totaling $1.9 million related to certain intangible assets acquired from the February 2008 acquisition of telecom-related assets of Intel Corporation’s Optical Platform Division.

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

•
During the three months ended September 30, 2008, the Company recorded $2.4 million in product warranty reserves in its Photovoltaics segment, which was primarily related to new CPV-related product launches.

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

•
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

•
Solar Panel and Solar Power Systems Contracts - The Company records revenues from certain solar panel  and solar power systems contracts using the percentage-of-completion method in accordance with AICPA Statement of Position 81-1 ("SOP 81-1"), Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract. If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated.  As of December 31, 2008, the Company had accrued $0.4 million related to estimated contract losses on certain CPV system-related orders. The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. The Company uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. Estimates are revised as additional information becomes available.   Due to the fact that the Company accounts for these contracts under the percentage-of-completion method, unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.

•
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

Stock-Based Compensation. The Company uses the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair-value of stock-based awards under SFAS 123(R), Share-Based Payment (revised 2004). The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and accordingly prior periods were not restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on October 1, 2005, the first day of the Company’s fiscal year 2006.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on the Company’s historical stock prices.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP.  There also are areas in which management's judgment in selecting any available alternative would not produce a materially different result. For a complete discussion of our accounting policies, recently adopted accounting pronouncements, and other required U.S. GAAP disclosures, we refer you to our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Results of Operations

The following table sets forth the Company’s condensed consolidated statements of operations data expressed as a percentage of total revenue for the three months ended December 31, 2008 and 2007.

Statement of Operations Data	Three Months Ended December 31,
	2008	2007
Product revenue	95.4%	94.9%
Service revenue	4.6	5.1
Total revenue	100.0	100.0

Cost of product revenue	93.9	75.7
Cost of service revenue	3.1	3.3
Total cost of revenue	97.0	79.0
Gross profit	3.0	21.0

Operating expenses:
Selling, general, and administrative	22.5	34.6
Research and development	15.0	15.3
Impairment of goodwill and intangible assets	62.5	-
Total operating expenses	100.0	49.9
Operating loss	(97.0)	(28.9)

Other (income) expense:
Interest income	(0.1)	(0.9)
Interest expense	0.4	2.6
Impairment of investment	0.7
Stock-based compensation expense from tolled options	-	9.3
Loss on disposal of equipment	-	0.2
Foreign exchange loss	0.9	-
Total other expense	1.9	1.8

Net loss	(98.9)%	(30.7)%

Comparison of three months ended December 31, 2008 and 2007

Revenue

Revenue for the first quarter of fiscal 2009 was $54.1 million, an increase of $7.2 million, or 15%, from $46.9 million reported in the same period last year.  Both of the Company’s reporting segments experienced an increase in quarterly revenue on a year-over-year basis.

Fiber Optics

Over the past several years, communications networks have experienced dramatic growth in data transmission traffic due to worldwide Internet access, e-mail, and e-commerce. As Internet content expands to include full motion video on-demand, HDTV, multi-channel high quality audio, online video conferencing, image transfer, online multi-player gaming, and other broadband applications, the delivery of such data will place a greater demand on available bandwidth and require the support of higher capacity networks. The bulk of this traffic is already routed through the optical networking infrastructure used by local and long distance carriers, as well as Internet service providers. Optical fiber offers substantially greater bandwidth capacity, is less error prone, and is easier to administer than older copper wire technologies. As greater bandwidth capability is delivered closer to the end user, increased demand for higher content, real-time, interactive visual and audio content is expected.  The Company offers broad product portfolios to address the continued deployment of these higher capacity fiber-optic networks.

Major customers for our Fiber Optics segment include: Alcatel-Lucent, Aurora Networks, BUPT-GUOAN Broadband, Arris/C-Cor Electronics, Ciena, Cisco, Fujitsu, Hewlett-Packard, Huawei, IBM, Intel, Jabil, JDSU, Merge Optics, Motorola, Network Appliance, Sycamore Networks, Inc., Tellabs, and ZTE.

Revenue for the Fiber Optics segment was $39.2 million, a $5.2 million, or 15%, increase from $34.0 million reported in the same period last year.  Despite a general decline in average selling prices, the year-over-year increase in Fiber Optics revenue was due primarily to the Company’s February and April 2008 acquisitions of the telecom, datacom, and optical cable interconnects-related assets of Intel Corporation.  The Fiber Optics segment represented 72% of the Company's consolidated revenue for the first quarter of both fiscal 2009 and 2008.

Photovoltaics

We are a leader in providing solar power generation solutions to the global communications satellite industry and U.S. government space programs.  We manufacture advanced compound semiconductor-based solar cell products and solar panels, which are more resistant to radiation levels in space and convert substantially more power from sunlight than silicon-based solutions. Our Photovoltaics segment designs and manufactures multi-junction compound semiconductor-based solar cells for both commercial and military satellite applications.

Major customers for the Photovoltaics segment include Boeing, General Dynamics, Indian Space Research Organization (“ISRO”), NASA JPL, Lockheed Martin, Menova Energy, Northrop Grumman, Space Systems/Loral, Maxima Energies Renovables Ibahernando, ISFOC, and Solarig.

Revenue for the Photovoltaics segment was $14.9 million, a $2.0 million, or 15%, increase from $12.9 million reported in the same period last year.  On a year-over-year basis, all three of the Photovoltaics segment’s product lines - satellite solar power, terrestrial concentrating photovoltaic (“CPV”) and service contracts - experienced an increase in revenue. The Photovoltaics segment represented 28% of the Company's consolidated revenue for the first quarter of both fiscal 2009 and 2008.

Gross Profit

Consolidated gross profit was $1.6 million, a $8.5 million, or 84%, decrease from $10.1 million reported in the same period last year.  Consolidated gross margin was 2.9% compared to 21.5% in the same period last year.

On a segment basis, Fiber Optics gross margin was negative 1.1%, a decrease from 23.5% in the same period last year, primarily due to a general decline in average selling prices, especially for the telecom component products, unabsorbed overhead expenses and inventory valuation write-downs totaling approximately $4.8 million.  Photovoltaics gross margin was 13.7%, a decrease from 16.4% in the same period last year with the decrease due primarily to lower terrestrial solar project margins, unabsorbed overhead expenses associated with our CPV-related business and inventory valuation write-downs of approximately $0.8 million.

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

Operating Expenses

Selling, General and Administrative. Sales, General, & Administrative expenses for the first quarter of fiscal 2009 totaled $12.2 million, a slight increase from $11.9 million reported in the same period last year.  As a percentage of revenue, quarterly SG&A expenses were 22.5%, a decrease from 25.3% in the same period last year.  The decrease in year-over-year SG&A expenses as a percentage of revenue was primarily due to a reduction in non-recurring legal and professional fees and, to a lesser extent, on reduced staffing levels.

Research and Development.  Research & Development expenses for the first quarter of fiscal 2009 totaled $8.1 million, an increase of $0.7 million, or 9%, from $7.4 million reported in the same period last year.  As a percentage of revenue, quarterly R&D expenses were 15.0%, a decrease from 15.8% in the same period last year.  As part of the Company’s continuing efforts to reduce costs, management has implemented initiatives to focus our R&D efforts on projects that we expect to generate returns on within 12 months.

Our R&D efforts have been focused on maintaining our technological leadership position by working to improve the quality and attributes of our product lines. We also invest significant resources to develop new products and production technology to expand into new market opportunities by leveraging our existing technology base and infrastructure. Our efforts are focused on designing new proprietary processes and products, on improving the performance of our existing materials, components, and subsystems, and on reducing costs in the product manufacturing process. In addition to using our internal capacity to develop and manufacture products for our target markets, we continue to expand its portfolio of products and technologies through acquisitions.

As part of the ongoing effort to reduce costs, many of our projects involve developing lower cost versions of our existing products and of our existing processes while, at the same time, improving quality and reliability. Also, we have implemented a program to focus our research and product development efforts on projects that we expect to generate returns within one year. As a result, over the last several years, we have reduced overall R&D costs as a percentage of revenue without, we believe, jeopardizing future revenue opportunities. Our technology and product leadership is an important competitive advantage.  Based upon current and anticipated demand, we will continue to invest in new technologies and products that offer our customers increased efficiency, higher performance, greater reliability, improved functionality, and/or higher levels of integration.

Impairment.  As required by SFAS No. 142, Goodwill and Other Intangible Assets, the Company evaluated its goodwill for impairment as of December 31, 2008.   As a result of a significant deterioration of the Company’s market capitalization, coupled with significant adverse changes in the business climate primarily related to product pricing and profit margins, and an increase in the discount rate as of December 31, 2008, management determined that the goodwill related to the Company’s Fiber Optics segment was impaired resulting in a $31.8 million non-cash impairment charge.  As of December 31, 2008, management also tested the Company’s long-lived assets and other intangible assets for impairment and based on that analysis, it was determined that impairment existed.  The Company recorded a non-cash impairment charge totaling $1.9 million related to certain intangible assets acquired from the February 2008 acquisition of telecom-related assets of Intel Corporation’s Optical Platform Division.

Other Income & Expenses

Interest income.  The Company realized a decrease in interest income of $0.4 million when compared to the prior year due to its lower average cash, cash equivalents and investment balances.

Interest expense.  The Company realized a decrease in interest expense of $1.0 million when compared to the prior year due to the February 2008 conversion of its convertible subordinated notes to equity.

Impairment of investment.  In April 2008, the Company invested approximately $1.5 million in Lightron Corporation, a Korean Company publicly traded on the Korean Stock Market.  The Company initially accounted for this investment as an available for sale security.  Due to the decline in the market value of this investment and the expectation of non-recovery of this investment beyond its current market value, the Company recorded a $0.5 million “other than temporary” impairment loss on this investment as of September 30, 2008 and another $0.4 million “other than temporary” impairment loss on this investment as of December 31, 2008.

Stock-based compensation expense from tolled options.  Under the terms of stock option agreements issued under the 2000 Incentive Stock Option Plan, terminated employees who have vested and exercisable stock options have 90 days subsequent to the date of their termination to exercise their stock options. In November 2006, the Company announced that it was suspending its reliance on previously issued financial statements, which in turn caused the Company’s Form S-8 registration statements for shares of common stock issuable under the Option Plans not to be available. Therefore, terminated employees were precluded from exercising their stock options during the remaining contractual term (the “Blackout Period”).  To address this issue, the Company’s Board of Directors agreed in April 2007 to approve a stock option grant “modification” for these individuals by extending the normal 90-day exercise period after the termination date to a date after which the Company became compliant with its SEC filings and the registration of the stock option shares was once again effective.  The Company communicated the terms of the tolling agreement with its terminated employees in November 2007.  The Company’s Board of Directors approved an extension of the stock option expiration date equal to the number of calendar days during the Blackout Period before such stock option would have otherwise expired (the “Tolling Period”).  Former employees were able to exercise their vested stock options beginning on the first day after the lifting of the Blackout Period for a period equal to the Tolling Period.  Approximately 50 individuals were impacted by this modification.  The Company accounted for the modification of stock options issued to terminated employees as additional compensation expense of $4.4 million in accordance with SFAS 123(R) and adjusted the stock options to market value as of December 31, 2007.   The modified stock options were 100% vested at the time of grant with an estimated life no greater than 90 days.  The non-cash charge was classified as other expense on our condensed consolidated statement of operations since the modified stock options were issued to non-employees of the Company and no services or contract was required to receive the grant.  All tolled stock options were either exercised or expired by January 29, 2008.

Foreign exchange.  The Company recognized a loss on foreign currency exchange of $0.5 million for the three months ended December 31, 2008 primarily due to operations in Spain, the Netherlands and China.

Liquidity and Capital Resources

Liquidity Matters

The Company commenced operations in 1984 and as of December 31, 2008, the Company had an accumulated deficit of $478.2 million. We incurred a net loss of $53.4 million for the three months ended December 31, 2008, which included a non-cash impairment charge of $33.8 million related to goodwill and intangible assets.  Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future.  Although our revenue has grown in recent years, we may be unable to sustain such growth rates if there are adverse changes in market or economic conditions.  If we are not able to increase revenue and/or reduce our costs, we may not be able to achieve profitability.

At December 31, 2008, cash, cash equivalents, restricted cash and available for sale securities totaled approximately $18.8 million and working capital totaled $75.4 million.  Historically, the Company has consumed cash from operations.  During the three months ended December 31, 2008, we consumed cash from operations of approximately $21.1 million.  Historically, we have addressed our liquidity requirements through a series of cost reduction initiatives, capital markets transactions and the sale of assets.  Although we expect our operating performance to improve in future periods, we anticipate that the recession in the United States and the slowdown of economic growth in the rest of the world may create a more challenging business environment for us in the near term.

These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management Actions and Plans

Recently, we have revised the assumptions underlying our operating plans and recognized that additional actions were necessary to position our operations to minimize cash usage.  Accordingly, we undertook a number of initiatives aimed at conserving or generating cash on an incremental basis through the next twelve months.  These initiatives included:

•	A reduction in personnel of approximately 160 people, or 17% of the total workforce, which should result in annualized cost savings of approximately $9.0 million;

•	A significant reduction of our fiscal 2008 employee incentive bonus plan payout and the elimination of fiscal 2009 employee merit increases;

•	A significant reduction of capital expenditures when compared to the prior year;

•	The potential sale of certain assets;

•	A greater emphasis on managing our working capital, specifically receivables, inventory, and accounts payables; and,

•	Further restrictions on employee travel and other discretionary expenditures.

During the first quarter, the Company freed up $2.6 million in cash that was previously tied up in auction rate securities and borrowed $15.4 million under the Company’s $25 million secured line of credit with Bank of America.  Shortly after the close of the first quarter, the Company sold its remaining interest in Entech Solar, Inc. (formerly named WorldWater and Solar Technologies Corporation) for $11.4 million in cash which was not reflected in the quarter-end cash balance.

As previously disclosed, the Company has received indications of interest from several investors regarding a minority equity investment directly into the Company’s wholly-owned Photovoltaics subsidiary which would serve as an initial step towards a potential spin off of that business.  The Company’s management is aggressively pursuing these opportunities.  Within the next couple of months, management expects to announce more definitive plans regarding the Company’s efforts to raise additional capital as well as providing an estimate for the amount of financing being considered.

Conclusion

These initiatives are intended to conserve or generate cash in response to the deterioration in the global economy so that we can preserve adequate liquidity through the next twelve months.  However, the full effect of many of these actions will not be realized until later in 2009, even if they are successfully implemented.  We are committed to exploring all of the initiatives discussed above and there is no assurance that capital markets conditions will improve within that time frame. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above.

Since cash generated from operations and cash on hand are not sufficient to satisfy the Company’s liquidity requirements, we will seek to obtain additional equity or debt financing within the next few months.  Due to the unpredictable nature of the capital markets, additional funding may not be available when needed, or on terms acceptable to us.  If adequate funds are not available or not available on acceptable terms, our ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited.  Such a limitation could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flow.

Credit Market Conditions

Recently, the U.S. and global capital markets have been experiencing turbulent conditions, particularly in the credit markets, as evidenced by tightening of lending standards, reduced availability of credit, and reductions in certain asset values.  This could impact the Company’s ability to obtain additional funding through financing or asset sales.

Working Capital

As of December 31, 2008, the Company had working capital of approximately $75.4 million compared to $79.2 million as of September 30, 2008.  Cash, cash equivalents, restricted cash, and available-for-sale securities totaled approximately $18.8 million, which reflects a net decrease of $5.9 million from September 30, 2008.

Cash Flow

Cash Used for Operations

For the three months ended December 31, 2008, net cash used by operating activities totaled approximately $21.1 million, which represents an increase of $10.1 million from $11.0 million in cash used by operating activities for the three months ended December 31, 2007.

For the three months ended December 31, 2008, cash usage of $21.1 million was primarily due the Company’s net loss of $53.4 million and an increase in working capital of approximately $13.7 million.  The increase in working capital was primarily due to an increase in accounts receivable of $1.9 million, an increase in inventory of $4.3 million, and a net decrease in accounts payable, accrued expenses and other liabilities of $7.6 million.  Non-cash adjustments used to reconcile net loss to net cash used in operating activities included impairment of goodwill and intangible assets of $33.8 million, $4.4 million related to inventory reserve adjustments, $4.3 million related to depreciation and amortization expense, $2.2 million related to stock-based compensation expense, and $0.9 million related to an increase in the provision for doubtful accounts.

For the three months ended December 31, 2007, cash usage of $11.0 million was primarily due the Company’s net loss of $14.4 million and an increase in working capital of approximately $5.4 million.  The increase in working capital was primarily due to an increase in accounts receivable of approximately $3.2 million, an increase in inventory of approximately $0.8 million, an increase in other assets of $1.0 million, and a net decrease in accounts payable, accrued expenses and other liabilities of $0.6 million.  Non-cash adjustments used to reconcile net loss to net cash used in operating activities included $5.4 million related to stock-based compensation expense and $2.5 million related to depreciation and amortization expense.

Net Cash Used for Investing Activities

For the three months ended December 31, 2008, net cash provided by investing activities totaled $1.1 million, which represents a decrease of $7.6 million from $8.7 million in cash provided by investing activities for the three months ended December 31, 2007.  Changes in cash flow from investing activities consisted primarily of:

•
The Company decreased spending on capital expenditures.  For the three months ended December 31, 2007, capital expenditures totaled $5.0 million, which was primarily related to the purchase of our CPV-related production lines and certain MOCVD reactor upgrades in our Photovoltaics segment.  For the three months ended December 31, 2008, capital expenditures totaled only $0.6 million.

•
Proceeds from the sale of securities deceased $12.2 million year-over-year.  For the three months ended December 31, 2007, net sales of available-for-sale securities totaled $13.9 million.  For the three months ended December 31, 2008, net sales of available-for-sale securities totaled $1.7 million.

Net Cash Provided by Financing Activities

For the three months ended December 31, 2008, net cash provided by financing activities totaled $17.0 million, which represents an increase of $12.2 million from $4.8 million in cash provided by financing activities for the three months ended December 31, 2007.  Changes in cash flow from financing activities was primarily due to net proceeds from borrowings totaling $16.4 million.  For the three months ended December 31, 2007, the Company received approximately $4.8 million from the exercise of stock options.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments over the next five years are summarized in the table below:

		Fiscal Years
As of December 31, 2008 (in thousands)	Total	2009	2010 to 2011	2012 to 2013	2014 and later

Operating lease obligations	$10,905	$2,122	$4,474	$1,534	$2,775
Letters of credit	2,689	2,020	669	-	-
Line of credit	15,443	15,443	-	-	-
Long-term debt	910	-	910	-	-
Firm commitments	47,602	46,870	526	187	19
Total contractual cash obligations and commitments	$77,549	$66,455	$6,579	$1,721	$2,794

Operating leases - Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties.

Letters of credit - As of December 31, 2008, the Company had ten standby letters of credit issued and outstanding which totaled approximately $2.7 million.

Line of Credit - In September 2008, the Company closed a $25 million revolving asset-backed credit facility with Bank of America which can be used for working capital, letters of credit and other general corporate purposes.  The credit facility matures in September 2011 and is secured by virtually all of the Company’s assets.  The credit facility, which incorporates both LIBOR and prime-based borrowing alternatives, is subject to a borrowing base formula based on eligible accounts receivable.  As of December 31, 2008, the Company had the ability to borrow up to $21 million against this credit facility and had loans outstanding of $15.4 million with interest rates on 1-month LIBOR, 3-month LIBOR and prime rate loans range from 2.5% to $6.5%.  The facility is also subject to certain financial covenants.  For the three months ended December 31, 2008, the Company did not meet the requirements under the EBITDA financial covenant.  In February 2009, the Company entered into an amendment with Bank of America that provides for a waiver of this event of default through April 10, 2009.  This amendment requires that the Company provide the bank with a security interest in its Albuquerque real estate, it limits the total loan availability under the credit facility to $19.5 million, and it increases the rate of interest on any loans by 2.0%.  This amendment further provides that by or before April 10, 2009, the Company shall raise additional funds through a financing or asset disposition in an amount satisfactory to the bank or  provide evidence to the bank that such fund raising is imminent.

Long-term Debt - In December 2008, the Company borrowed $0.9 million from UBS that is collateralized with $1.4 million of auction rate securities.  The average loan interest rate is approximately 2.1% and the term of the loan is dependant upon settlement of the auction rate securities with UBS which is expected to occur by June 2010 at 100% par value.

As of December 31, 2008, the Company does not have any significant purchase obligations or other long-term liabilities beyond those listed in the table above.

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

In October 2008, the Company received agreements from its investment brokers announcing settlement of the auction rate securities at 100% par value, of which $1.7 million was settled at 100% par value in November 2008.  The remaining $1.4 million of auction rate securities is expected to be settled by June 2010 and it is classified as a long-term asset based on its expected settlement date.  In December 2008, the Company borrowed $0.9 million from its investment broker, using its remaining $1.4 million in auction rate securities as collateral, which is classified as long-term debt.  Due to the fact the Company believes that it will receive full value of its remaining $1.4 million securities, we have not recorded any impairment on these investments as of December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

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

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), which are required in accordance with Rule 13a-14 of the Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer).

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

a) Shareholder Derivative Litigation Relating to Historical Stock Option Practices

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

b) Intellectual Property Lawsuits

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

c) Avago-related Litigation

On July 15, 2008 the Company was served with a complaint filed by Avago Technologies and what appear to be affiliates thereof in the United States District Court for the Northern District of California, San Jose Division (Avago Technologies U.S., Inc., et al., Emcore Corporation, et al., Case No.:  C08-3248 JW).  In this complaint, Avago asserts claims for breach of contract and breach of express warranty against Venture Corporation Limited (one of the Company’s customers) and asserts a tort claim for negligent interference with prospective economic advantage against the Company

On December 5, 2008, EMCORE was also served with a complaint by Avago Technologies filed in the United States District Court for the Northern District of California, San Jose Division alleging infringement of two patents by the Company’s VCSEL products. (Avago Technologies Singapore et al., Emcore Corporation, et al., Case No.:  C08-5394 EMC)

The Company intends to vigorously defend against the allegations of both Avago complaints.

On February 3, 2009, the Company became aware that Avago had filed a complaint with the U.S. International Trade Commission (“ITC”) based on the same patents asserted by Avago in the patent action filed in California.  It is not known at this time whether the ITC will elect to begin an investigation based on Avago’s complaint.

d) Green and Gold related litigation

On December 23, 2008, Plaintiffs Maurice Prissert and Claude Prissert filed a purported stockholder class action (the “Prissert Class Action”) pursuant to Federal Rule of Civil Procedure 23 allegedly on behalf of a class of Company shareholders against the Company and certain of its present and former directors and officers (the “Individual Defendants”) in the United States District Court for the District of New Mexico captioned, Maurice Prissert and Claude Prissert v. EMCORE Corporation, Adam Gushard, Hong Q. Hou, Reuben F. Richards, Jr., David Danzilio and Thomas Werthan, Case No. 1:08cv1190 (D.N.M.).  The Complaint alleges that Company and the Individual Defendants violated certain provisions of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, arising out of the Company’s disclosure regarding its customer Green and Gold Energy (“GGE”) and the associated backlog of GGE orders with the Company’s photovoltaic business segment.  The Complaint in the Class Action seeks, among other things, an unspecified amount of compensatory damages and other costs and expenses associated with the maintenance of the Action

On February 12, 2009, the Company became aware of a second stockholder class action filed in the United States District Court for the District of New Mexico against the same defendants named in the Prissert Class Action, based on the substantially the  same facts and circumstances, containing substantially the same allegations and seeking substantially the same relief.

On January 23, 2009, Plaintiff James E. Stearns filed a purported stockholder derivative action (the “Derivative Action) on behalf of the Company against certain of its present and former directors and officers (the “Individual Defendants”), as well as the Company as nominal defendant in the Superior Court of New Jersey, Atlantic County, Chancery Division (James E. Stearns, derivatively on behalf of  EMCORE Corporation v. Thomas J. Russell, Robert Bogomolny, Charles Scott, John Gillen, Reuben F. Richards, Jr., Hong Q. Hou, Adam Gushard, David Danzilio and Thomas Werthan, Case No. Atl-C-10-09).  This action is based on essentially the same factual contentions as the Class Action, and alleges that the Individual Defendants engaged in improprieties and violations of law in connection with the reporting of the GGE backlog.  The Derivative Action seeks several forms of relief, allegedly on behalf of the Company, including, among other things, damages, equitable relief, corporate governance reforms, an accounting, rescission, restitution and costs and disbursements of the lawsuit

The Company intends to vigorously defend against the allegations of both the Class Actions and the Derivative Action.

e) Securities Matters

•
SEC Communications. On or about August 15, 2008, the Company received a letter from the Denver office of the Enforcement Division of the Securities and Exchange Commission wherein it sought EMCORE's voluntary production of documents relating to, among other things, the Company's business relationship with Green and Gold Energy, Inc., its licensees, and the photovoltaic backlog the Company reported to the public.  Since that time, the Company has produced documents to the staff of the SEC and met with the staff on December 12, 2008 to address this matter.

•
NASDAQ Communication. On or about November 13, 2008, the Company received a letter from the NASDAQ Listings Qualifications group (“NASDAQ”) concerning the Company's removal of $79 million in backlog attributable to GGE which the Company announced on August 8, 2008 and the remaining backlog exclusive of GGE. The Company advised NASDAQ that it would cooperate with its inquiry, and has complied with the NASDAQ request for information.  On February 11, 2009, the Company received a letter requesting additional information, with which the Company intends to comply.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable
(b)	Not Applicable
(c)	Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

On February 16, 2009, the Company entered into an amendment with Bank of America that provides for a waiver of an event of default through April 10, 2009.  This amendment is included as exhibit 10.21 to this SEC filing.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.21*	First Amendment to the Loan and Security Agreement dated as of February 16, 2009, between Bank of America, N.A. and Registrant.
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date: February 17, 2009	By: /s/ Hong Q. Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: February 17, 2009	By: /s/ John M, Markovich
John M. Markovich
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit No.	Description

10.21*	First Amendment to the Loan and Security Agreement dated as of February 16, 2009, between Bank of America, N.A. and Registrant.
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
* Filed herewith.