Form 10-Q
period 2009-03-31
EMCORE CORP
filed 2009-05-11
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

The number of shares outstanding of the registrant’s no par value common stock as of May 4, 2009 was 79,838,237.

EMCORE Corporation
FORM 10-Q
For the Quarterly Period Ended March 31, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six months ended March 31, 2009 and 2008
(in thousands, except loss per share)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Product revenue	$41,160	$54,236	$91,886	$98,737
Service revenue	2,124	2,043	5,454	4,429
Total revenue	43,284	56,279	97,340	103,166

Cost of product revenue	48,572	49,556	98,786	86,167
Cost of service revenue	1,717	75	3,970	248
Total cost of revenue	50,289	49,631	102,756	86,415

Gross (loss) profit	(7,005)	6,648	(5,416)	16,751

Operating expenses:
Selling, general, and administrative	11,966	10,263	24,124	22,126
Research and development	6,891	9,330	15,001	16,750
Impairment of goodwill and intangible assets	-	-	33,781	-
Total operating expenses	18,857	19,593	72,906	38,876

Operating loss	(25,862)	(12,945)	(78,322)	(22,125)

Other (income) expense:
Interest income	(30)	(227)	(80)	(654)
Interest expense	143	375	338	1,580
Impairment of investment	-	-	367	-
Loss from conversion of subordinated notes	-	4,658	-	4,658
Stock–based expense from tolled options	-	(58)	-	4,316
Gain from sale of investments	(3,144)	-	(3,144)	-
Loss on disposal of equipment	-	-	-	86
Foreign exchange loss (gain)	908	(186)	1,380	(198)
Total other (income) expense	(2,123)	4,562	(1,139)	9,788

Net loss	$(23,739)	$(17,507)	$(77,183)	$(31,913)

Foreign exchange translation adjustment	376	(84)	484	(77)

Comprehensive loss	$(23,363)	$(17,591)	$(76,699)	$(31,990)

Per share data:
Basic and diluted per share data:
Net loss	$(0.30)	$(0.27)	$(0.99)	$(0.55)

Weighted-average number of basic and diluted shares outstanding	78,384	64,560	78,097	57,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of March 31, 2009 and September 30, 2008
(In thousands)
(unaudited)
	March 31, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$10,614	$18,227
Restricted cash	773	1,854
Available-for-sale securities	-	2,679
Accounts receivable, net of allowance of $5,039 and $2,377, respectively	49,066	60,313
Inventory, net	47,359	64,617
Prepaid expenses and other current assets	3,620	7,100

Total current assets	111,432	154,790

Property, plant, and equipment, net	77,932	83,278
Goodwill	20,384	52,227
Other intangible assets, net	24,290	28,033
Investments in unconsolidated affiliates	-	8,240
Available-for-sale securities, non-current	1,400	1,400
Long-term restricted cash	163	569
Other non-current assets, net	804	741

Total assets	$236,405	$329,278

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$6,202	$-
Accounts payable	27,860	52,266
Accrued expenses and other current liabilities	19,839	23,290

Total current liabilities	53,901	75,556

Long-term debt	888	-

Total liabilities	54,789	75,556

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 200,000 shares authorized, 78,697 shares issued and 78,538 outstanding at March 31, 2009; 77,920 shares issued and 77,761 shares outstanding at September 30, 2008	684,613	680,020
Accumulated deficit	(501,947)	(424,764)
Accumulated other comprehensive loss	1,033	549
Treasury stock, at cost; 159 shares as of March 31, 2009 and September 30, 2008	(2,083)	(2,083)

Total shareholders’ equity	181,616	253,722

Total liabilities and shareholders’ equity	$236,405	$329,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
 For the six months ended March 31, 2009 and 2008
 (in thousands)
(unaudited)
	Six Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(77,183)	$(31,913)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairment of goodwill and intangible assets	33,781	-
Stock-based compensation expense	3,636	6,964
Depreciation and amortization expense	8,509	4,842
Inventory reserve adjustments	6,262	(832)
Provision for doubtful accounts	2,662	101
Impairment of investment	367	-
Loss on disposal of equipment	167	86
Compensatory stock issuances	267	545
Gain from sale of investments	(3,144)	-
Reduction of note receivable due for services received	-	260
Loss from convertible subordinated notes	-	1,210
Total non-cash adjustments	52,507	13,176

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	7,885	(14,714)
Inventory	10,993	4,456
Prepaid expenses and other current assets	3,331	(590)
Other assets	(455)	(678)
Accounts payable	(24,398)	5,258
Accrued expenses and other current liabilities	(3,293)	(4,004)
Total change in operating assets and liabilities	(5,937)	(10,272)

Net cash used in operating activities	(30,613)	(29,009)

Cash flows from investing activities:
Purchase of plant and equipment	(1,133)	(9,624)
Proceeds from insurance recovery	-	1,189
Sale of (investment in) unconsolidated affiliates	11,017	(45)
Purchase of business, net of cash acquired	-	(75,546)
Proceeds from (funding of) restricted cash	1,487	(1,153)
Purchase of available-for-sale securities	-	(7,000)
Sale of available-for-sale securities	2,679	30,800

Net cash provided by (used for) investing activities	14,050	(61,379)

Cash flows from financing activities:
Proceeds from borrowings from credit facility	44,142	-
Payments on borrowings from credit facility	(37,940)	-
Proceeds from borrowing - long-term debt	910	-
Payments on borrowings - long-term debt	(22)	-
Proceeds from private placement of common stock and warrants, net of issuance costs	-	93,773
Payments on capital lease obligations	-	(10)
Proceeds from exercise of stock options	32	6,800
Proceeds from employee stock purchase plan	613	485

Net cash provided by financing activities	7,735	101,048

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows - continued
 For the six months ended March 31, 2009 and 2008
 (in thousands)
(unaudited)

	Six Months Ended March 31,
	2009	2008

Effect of foreign currency	$1,215	$(77)

Net (decrease) increase in cash and cash equivalents	(7,613)	10,583

Cash and cash equivalents, beginning of period	18,227	12,151

Cash and cash equivalents, end of period	$10,614	$22,734

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$393	$3,314

Cash paid for income taxes	$-	$-

NON-CASH DISCLOSURE
Issuance of common stock for purchase of business	-	10,000

Issuance of common stock for conversion of subordinated notes	-	85,428

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

Earnings Per Share

Earnings per share (“EPS”) are calculated by dividing net earnings (loss) applicable to common stock by the weighted average number of common stock shares outstanding for the period.  For the three and six months ended March 31, 2009, stock options representing 8,067,089 and 8,024,395 shares of common stock, respectively, and 1,400,003 warrants for both periods were excluded from the computation of diluted earnings per share since the Company incurred a net loss for these periods and any effect would have been anti-dilutive.  For the three and six months ended March 31, 2008, stock options representing 4,674,401 and 4,632,759 shares of common stock, respectively, and 1,400,003 warrants for both periods were excluded from the computation of diluted earnings per share since the Company incurred a net loss for these periods and any effect would have been anti-dilutive.

Liquidity Matters

The Company incurred a net loss of $77.2 million for the six months ended March 31, 2009, which included a non-cash impairment charge of $33.8 million related to the write-down of goodwill and intangible assets.  Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future.  Although our revenue has increased sequentially over the past several years, in fiscal 2009, we have not been able to sustain historical revenue growth rates due to adverse changes in market and economic conditions.  If we are not able to increase revenue and/or reduce our operating costs, we may not be able to achieve profitability.

As of March 31, 2009, cash, cash equivalents, and restricted cash totaled approximately $11.6 million and working capital totaled $57.5 million.  Historically, the Company has consumed cash from operations.  During the six months ended March 31, 2009, we consumed approximately $30.1 million in cash from operations.  Historically, we have addressed our liquidity requirements through a series of cost reduction initiatives, capital markets transactions and the sale of assets.  We anticipate that the recession in the United States and the global slowdown in economic growth may continue to impose challenges for our business in the near term.

These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management Actions and Plans

Recently, the Company amended the terms of its Loan and Security Agreement with Bank of America that waived the default of certain financial covenants, adjusted certain covenants for future periods, increased the amount of eligible accounts receivable available under the borrowing base formula, increased certain interest rates and fees on loans and letters of credit, and decreased the maximum total loan availability to $14 million. The adjustments to the borrowing base formula and the calculation of eligible accounts receivable are intended to provide the Company with additional borrowing capacity.

As a result of the continuation of very unfavorable macroeconomic conditions, in combination with adverse credit market conditions, the Company has continued to take steps to lower costs and conserve and generate cash. Over the last two fiscal quarters, we have implemented a series of measures intended to align our cost structure with lower revenues including several reductions in the workforce, the temporary furloughing of employees, salary reductions, the elimination of executive and employee merit increases, and the elimination or reduction in certain discretionary expenses.

With respect to measures taken to conserve and generate cash, we have sold our minority ownership positions in Entech Solar, Inc. and Lightron Corp., have significantly lowered our quarterly capital expenditures and improved the management of our working capital.  During the second fiscal quarter, on a consolidated basis, we generated $7.8 million in cash from improved working capital management and, for the quarter, our satellite business generated positive cash flow from operations. In addition, the Company’s Fiber Optics segment generated positive cash flow from operations for the last two months the second quarter.

In addition, the Company continues to pursue and evaluate a number of capital raising alternatives including debt or equity financing, product joint-venture opportunities and the potential sale of certain assets.

Conclusion

These initiatives are intended to conserve or generate cash in response to the deterioration in the global economy so that we can preserve adequate liquidity through the next twelve months.  However, the full effect of many of these actions will not be realized until mid to late 2009, even if they are successfully implemented.  We are committed to exploring all of the initiatives discussed above but there is no assurance that capital markets conditions will improve within that time frame. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above.

Since cash generated from operations and cash on hand are not sufficient to satisfy the Company’s liquidity requirements, we will seek to raise additional cash through an equity financing, additional debt, asset sales or a combination thereof.  Due to the unpredictable nature of the capital markets, additional funding may not be available when needed, or on terms acceptable to us.  If adequate funds are not available or not available on acceptable terms, our ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited.  Such a limitation could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flow.

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

FSP 142-3 - In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of under FASB Statement No. 141, Business Combinations.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Management is currently assessing the potential impact that the adoption of FSP 142-3 could have on the Company’s financial statements in fiscal 2010.

FSP APB 14-1 - In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for the Company beginning in fiscal 2010, and will be applied retrospectively to prior periods. Management is currently assessing the potential impact that the adoption of FSP APB 14-1 could have on the Company’s financial statements in fiscal 2010.

FSP SFAS No. 107-1 - In April 2009, the FASB issued Staff Position SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. SFAS No. 107-1 and APB No. 28-1 amend FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. SFAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  SFAS No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt SFAS No. 107-1 and APB No. 28-1, but does not believe this guidance will have a significant impact on the Company’s disclosures.

NOTE 3.  Equity

Stock Options

The Company has stock option plans to provide long-term incentives to eligible officers, directors, and employees in the form of stock options.  Most of the stock options vest and become exercisable over four to five years and have a contractual life of ten years. The Company maintains two stock option plans: the 1995 Incentive and Non-Statutory Stock Option Plan (“1995 Plan”) and the 2000 Incentive Stock Option Plan (“2000 Plan” and, together with the 1995 Plan, the “Option Plans”). The 1995 Plan authorizes the grant of options to purchase up to 2,744,118 shares of the Company's common stock. As of March 31, 2009, the 2000 Plan authorized the grant of options to purchase up to 12,850,000 shares of the Company’s common stock. As of March 31, 2009, no options were available for issuance under the 1995 Plan and 1,070,136 options were available for issuance under the 2000 Plan. On April 30, 2009, the Company’s shareholders approved an increase in the number of shares reserved for issuance under the 2000 Plan to 15,850,000 shares of the Company’s common stock.  Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.  The Company issues new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan.

The following table summarizes the activity under the Option Plans for the six months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2008	8,929,453	$6.57	8.22
Granted	321,439	1.12
Exercised	(10,675)	3.02
Forfeited	(635,088)	7.49
Cancelled	(469,484)	4.26

Outstanding as of March 31, 2009	8,135,645	$6.46	7.49

Exercisable as of March 31, 2009	3,130,063	$5.36	5.94

As of March 31, 2009 there was approximately $10.3 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the Option Plans. This expense is expected to be recognized over an estimated weighted average life of 3.1 years.

Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option’s exercise price and the underlying stock price.  There were no stock options exercised during the three months ended March 31, 2009.  The total intrinsic value related to stock options exercised during the six months ended March 31, 2009 was approximately $10,000.  The total intrinsic value related to stock options exercised during the three and six months ended March 31, 2008 was approximately $3.2 million and $11.3, respectively.  There was no intrinsic value related to fully vested and expected to vest stock options as of March 31, 2009 and no intrinsic value related to exercisable stock options as of March 31, 2009.

	Number of Stock Options Outstanding			Options Exercisable
Exercise Price of Stock Options	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
>=$1.00 to <$5.00	2,134,924	5.71	$3.13	1,619,198	$2.,95
>=$5.00 to <$10.00	5,865,401	8.22	7.42	1,416,445	7.10
>$10.00	135,320	3.95	17.72	94,420	20.45
TOTAL	8,135,645	7.49	$6.46	3,130,063	$5.36

Stock-based compensation expense is measured at the stock option grant date, based on the fair value of the award, over the requisite service period.  As required by SFAS 123(R), Share-Based Payment (revised 2004), management has made an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest.

The effect of recording stock-based compensation expense during the three and six months ended March 31, 2009 and 2008 was as follows:

(in thousands, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Stock-based compensation expense by award type:
Employee stock options	$1,346	$1,405	$3,341	$2,480
Employee stock purchase plan	140	168	295	168
Former employee stock options tolled	-	(58)	-	4,316
Total stock-based compensation expense	$1,486	$1,515	$3,636	$6,964

Net effect on net loss per basic and diluted share	$(0.02)	$(0.02)	$(0.12)	$(0.12)

Tolled Stock Options

Under the terms of the Company’s stock option agreements issued under the Option Plans, employees that have vested and exercisable stock options have 90 days subsequent to the date of their termination to exercise their stock options.  In November 2006, the Company announced that it was suspending its reliance on previously issued financial statements, which in turn caused the Company’s Form S-8 registration statements for shares of common stock issuable under the Option Plans not to be available.  Therefore, employees and terminated employees were precluded from exercising stock options until the Company became compliant with its SEC filings and the registration of the stock option shares was once again effective (the “Blackout Period”).  In April 2007, the Company’s Board of Directors approved a stock option grant “modification” for terminated employees by extending the normal 90-day exercise period after date of termination to a date after which the Blackout Period was lifted.  The Company communicated the terms of the stock option grant modification with its terminated employees in November 2007.  The Company’s Board of Directors approved an extension of the stock option expiration date equal to the number of calendar days during the Blackout Period before such stock option would have otherwise expired (the “Tolling Period”).  Terminated employees were able to exercise their vested stock options beginning on the first day after the lifting of the Blackout Period for a period equal to the Tolling Period.  Approximately 50 terminated employees were impacted by this modification.  All tolled stock options were either exercised or expired by January 29, 2008.

To account for a stock option grant modification, when the rights conveyed by a stock-based compensation award are no longer dependent on the holder being an employee, the award ceases to be accounted for under SFAS 123(R) and becomes subject to the recognition and measurement requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which results in liability classification and measurement of the award.  On the date of modification, stock options that receive extended exercise terms are initially measured at fair value and expensed as if the stock options awards were new grants.   Subsequent changes in fair value are reported in earnings and disclosed in the financial statements as long as the stock options remain classified as liabilities.

During the three months ended December 31, 2007, the Company incurred a non-cash expense of $4.4 million associated with the modification of stock options issued to terminated employees which was calculated using the Black-Scholes option valuation model.  The modified stock options were 100% vested at the time of grant with an estimated life of no greater than 90 days.  When the stock options classified as liabilities were ultimately settled in stock, any gains or losses on those stock options were included in additional paid-in capital.  For unexercised stock options that ultimately expired, the liability was relieved with an offset to income included in current earnings, which totaled approximately $58,000 in January 2008.

Since these modified stock options were issued to terminated employees of the Company, and therefore no services were required to receive this grant and no contractual obligation existed at the Company to issue these modified stock options, the Company concluded it was more appropriate to classify this non-cash expense within “other income and expense” in the Company’s statement of operations.

Tender Offer

As a result of the Company's previously announced voluntary inquiry into its historical stock option granting practices, which was concluded in 2007, the Company determined that an incorrect grant date was used in the granting of certain stock options. As a result, certain stock options were determined to be granted at an exercise price below the fair market value of the Company's common stock as of the correct measurement grant date. Consequently, employees holding these stock options faced a potential tax liability under Section 409A of the Internal Revenue Code and similar sections of certain state tax codes, unless remedial action was taken to adjust the exercise price of these stock options prior to March 31, 2009.

In November 2008, the Company announced that it had commenced a tender offer for 164,088 stock options outstanding under its 2000 Plan which was held by 91 of its then current non-officer employees.  Under the terms of the tender offer, employees holding such stock options were given the opportunity to amend these options to increase the exercise price to a higher price that is equal to the fair market value on the date which has been determined to be the correct date of issuance for these stock options in return for a cash payment for each tendered stock option equal to the difference between the original exercise price and the new exercise price.  The tender offer remained open until 11:59 p.m. Mountain Time on December 17, 2008.  As a result of the tender offer, a total of 163,838 stock options were tendered, approximately $44,000 in cash payments were paid in January 2009, and the non-cash stock-based SFAS 123(R) expense due to the modification of stock options was determined to be immaterial.  Further details regarding the tender can be obtained from the filing on Schedule TO which the Company filed on December 18, 2008 with the SEC.

Valuation Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2009 and 2008 was $2.95 and $6.29, respectively.

Black-Scholes Weighted-Average Assumptions	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	115.0%	81.3%	115.0%	78.5%
Risk-free interest rate	3.0%	3.5%	2.6%	2.6%
Expected term (in years)	7.8	5.5	7.8	5.4
Estimated pre-vesting forfeitures	25.8%	23.3%	25.8%	23.3%

Expected Dividend Yield:  The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company has not issued any dividends.

Expected Stock Price Volatility:  The fair values of stock-based payments were valued using the Black-Scholes valuation method with a volatility factor based on the Company’s historical stock price.

Risk-Free Interest Rate:  The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield that was currently available on U.S. Treasury zero-coupon notes with an equivalent remaining term. Where the expected term of stock-based awards do not correspond with the terms for which interest rates are quoted, the Company  performed a straight-line interpolation to determine the rate from the available maturities.

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

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Board of Directors to issue up to 5,882,352 shares of preferred stock upon such terms and conditions having such rights, privileges, and preferences as the Board of Directors may determine.  As of March 31, 2009 and September 30, 2008, no shares of preferred stock were issued or outstanding.

Warrants

As of March 31, 2009 and September 30, 2008, the Company had 1,400,003 warrants outstanding from the private placement transaction that closed on February 15, 2008.   The warrants grant the holder the right to purchase one share of the Company’s common stock at a price of $15.06 per share.  The warrants are immediately exercisable and remain exercisable for a period of 5 years from the closing date.

Employee Stock Purchase Plan

In fiscal 2000, the Company adopted an Employee Stock Purchase Plan (“ESPP”). The ESPP provides employees of the Company an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning the first business day of January and July of each year. The purchase price is set at 85% of the average high and low market price of the Company's common stock on either the first or last day of the participation period, whichever is lower, and contributions are limited to the lower of 10% of an employee's compensation or $25,000.  In November 2006 through December 2007, the Company suspended the ESPP due to its review of historical stock option granting practices.  The Company reinstated the ESPP on January 1, 2008.  As of March 31, 2009, the number of shares of common stock reserved for issuance under the ESPP was 2,000,000 shares.  On April 30, 2009, the Company’s shareholders approved an increase in the number of shares reserved for issuance under the ESPP to 4,500,000 shares.  The Company issues new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan. The amounts of shares issued for the ESPP are as follows:

	Number of Common Stock Shares	Purchase Price per Share of Common Stock

Amount of shares reserved for the ESPP	2,000,000

Number of shares issued in calendar years 2000 through 2006	(1,000,000)	$1.87 - $40.93
Number of shares issued in June 2007 for the first half of calendar year 2007	(123,857)	$6.32
Number of shares issued in June 2008 for the first half of calendar year 2008	(120,791)	$5.62
Number of shares issued in December 2008 for the second half of calendar year 2008	(468,080)	$0.88

Remaining shares reserved for the ESPP as of March 31, 2009	287,272

Future Issuances

As of March 31, 2009, the Company had reserved a total of 12.2 million shares of its common stock for future issuances as follows:

Number of Common Stock Shares Available

For exercise of outstanding common stock options	8,135,645
For future issuances to employees under the ESPP	287,272
For future common stock option awards	1,070,136
For future exercise of warrants	1,400,003
For future issuance in relation to purchase of business	1,300,000

Total reserved	12,193,056

On April 17, 2009, the Company issued 1.3 million shares of unrestricted common stock to Intel Corporation as consideration for the final purchase price adjustment related to an asset acquisition that was completed in April 2008.

NOTE 4.  Investments

Auction Rate Securities

Historically, the Company has invested in securities with an auction reset feature (“auction rate securities”).  In February 2008, the auction market failed for the Company’s auction rate securities, which resulted in the Company being unable to sell its investments in auction rate securities.  As of September 30, 2008, the Company had approximately $3.1 million invested in auction rate securities.

During the three months ended December 31, 2008, the Company entered into agreements with its investment brokers for the settlement of auction rate securities at 100% par value, of which $1.7 million was settled at 100% par value in November 2008.  The remaining $1.4 million of auction rate securities is expected to be settled by June 2010 and it is classified as a long-term asset based on its expected settlement date.  In December 2008, the Company borrowed $0.9 million from its investment broker, using its remaining $1.4 million in auction rate securities as collateral, which is classified as long-term debt.  Since the Company believes that it will receive full value of its remaining $1.4 million securities, we have not recorded any impairment on these investments as of March 31, 2009.

Lightron Equity Securities

In April 2008, the Company invested approximately $1.5 million in Lightron Corporation, a Korean company that is publicly traded on the Korean Stock Market.  The Company initially accounted for this investment as an available-for-sale security.  Due to the decline in the market value of this investment and the expectation of non-recovery of this investment beyond its current market value, the Company recorded a $0.5 million “other than temporary” impairment loss on this investment as of September 30, 2008 and another $0.4 million “other than temporary” impairment loss on this investment as of December 31, 2008.  During the quarter ended March 31, 2009, the Company sold its interest in Lightron Corporation, via several transactions, for a total of $0.5 million in cash.  The Company recorded a gain on the sale of this investment of approximately $21,000, after consideration of impairment charges recorded in previous periods, and the Company also recorded a foreign exchange loss of $0.1 million due to the conversion from Korean Won to U.S. dollars.

WorldWater & Solar Technologies Corporation

In January 2009, the Company announced that it completed the closing of a two step transaction involving the sale of its remaining interests in the company formerly named WorldWater & Solar Technologies Corporation, now named Entech Solar, Inc. The Company sold its remaining shares of WorldWater Series D Convertible Preferred Stock and warrants to a significant shareholder of both the Company and WorldWater, for approximately $11.6 million, which included additional consideration of $0.2 million as a result of the termination of certain operating agreements between the Company and WorldWater.  During the three months ended March 31, 2009, the Company recognized a gain on the sale of this investment of approximately $3.1 million.

NOTE 5.  Accounts Receivable

The components of accounts receivable consisted of the following:

(in thousands)	March 31, 2009	September 30, 2008

Accounts receivable	$49,105	$57,703
Accounts receivable – unbilled	5,000	4,987

Accounts receivable, gross	54,105	62,690

Allowance for doubtful accounts	(5,039)	(2,377)

Total accounts receivable, net	$49,066	$60,313

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

•
During the three months ended December 31, 2008, the Company recorded $0.9 million in bad debt expense, of which $0.1 million related to the Fiber Optics segment and $0.8 million related to the Photovoltaics segment.

•
During the three months ended March 31, 2009, the Company recorded $1.7 million in bad debt expense, of which $0.5 million related to the Fiber Optics segment and $1.2 million related to the Photovoltaics segment.

NOTE 6.  Inventory

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor, and manufacturing overhead costs.  The components of inventory consisted of the following:

(in thousands)	March 31, 2009	September 30, 2008

Raw materials	$33,758	$38,304
Work-in-process	7,601	7,293
Finished goods	25,252	32,010

Inventory, gross	66,611	77,607

Less: allowance for excess and obsolescence	(19,252)	(12,990)

Total inventory, net	$47,359	$64,617

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

•
During the three months ended March 31, 2009, the Company recorded $7.8 million in inventory write-downs, of which $2.2 million related to the Fiber Optics segment and $5.6 million related to the Photovoltaics segment.

NOTE 7.  Property, Plant, and Equipment

The components of property, plant, and equipment consisted of the following:

(in thousands)	March 31, 2009	September 30, 2008

Land	$1,502	$1,502
Building and improvements	44,317	44,607
Equipment	107,134	106,947
Furniture and fixtures	5,483	5,403
Leasehold improvements	1,201	478
Construction in progress	3,335	4,395

Property, plant and equipment, gross	162,972	163,332

Less: accumulated depreciation and amortization	(85,040)	(80,054)

Total property, plant and equipment, net	$77,932	$83,278

As of March 31, 2009 and September 30, 2008, the Company did not have any significant capital lease agreements.

During the six months ended March 31, 2009, the Company wrote-off approximately $1.2 million of fully amortized fixed assets, related to the Company’s Photovoltaics segment, that were no longer in use.

Depreciation expense was $3.1 million and $6.3 million for the three and six months ended March 31, 2009, respectively. Depreciation expense was $2.0 million and $3.8 million for the three and six months ended March 31, 2008, respectively.

NOTE 8.  Goodwill and Intangible Assets

Goodwill

The following table sets forth changes in the carrying value of goodwill by reporting segment:

(in thousands)	Fiber Optics	Photovoltaics	Total
Balance at September 30, 2008	31,843	20,384	52,227

Goodwill impairment	(31,843)	-	(31,843)

Balance at March 31, 2009	$-	$20,384	$20,384

Valuation of Goodwill.  Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed.  As required by SFAS 142, Goodwill and Other Intangible Assets, the Company evaluates its goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value.  Management has elected December 31st as the annual assessment date.  Circumstances that could trigger an interim impairment test include but are not limited to: a significant adverse change in the market value of the Company’s common stock, the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

In performing goodwill impairment testing, the Company determines the fair value of each reporting unit using a weighted combination of a market-based approach and a discounted cash flow (“DCF”) approach.  The market-based approach relies on values based on market multiples derived from comparable public companies. In applying the DCF approach, management forecasts cash flows over a five year period using assumptions of current economic conditions and future expectations of earnings.  This analysis requires the exercise of significant judgment, including judgments about appropriate discount rates based on the assessment of risks inherent in the amount and timing of projected future cash flows.  The derived discount rate may fluctuate from period to period as it is based on external market conditions.

All of these assumptions are critical to the estimate and can change from period to period.  Updates to these assumptions in future periods, particularly changes in discount rates, could result in different results of goodwill impairment tests.

•
As disclosed in the Company’s Annual Report on Form 10-K, as a result of the unfavorable macroeconomic environment and a significant reduction in our market capitalization since the completion of the asset acquisitions from Intel Corporation (the “Intel Acquisitions”), the Company reduced its internal revenue forecasts and revised its operating plans to reflect a general decline in demand and average selling prices, especially for the Company’s recently acquired telecom-related fiber optics component products.  The Company also performed an interim test as of September 30, 2008 to determine whether there was impairment of its goodwill.  The fair value of each of the Company’s reporting units was determined by using a weighted average of the Guideline Public Company, Guideline Merged and Acquired Company, and the DCF methods.  Due to uncertainty from the ongoing financial liquidity crisis and the current economic recession, management believed the most appropriate approach would be an equally weighted approach, amongst the three methods, to arrive at an indicated value for each of the reporting units.  The indicated fair value of each of the reporting units was then compared with the reporting unit’s carrying value to determine whether there was an indication of impairment of goodwill under SFAS 142.  As a result, the Company determined that the goodwill related to one of its Fiber Optics reporting units may be impaired.  Since the second step of the Company’s goodwill impairment test was not completed before the fiscal year-end financial statements were issued and a goodwill impairment loss was probable and could be reasonably estimated, management recorded a non-cash goodwill impairment charge of $22.0 million, as a best estimate, during the three months ended September 30, 2008.

•
During the three months ended December 31, 2008, there was further deterioration of the Company’s market capitalization, significant adverse changes in the business climate primarily related to product pricing and profit margins, and an increase in the discount rate.  The Company performed its annual goodwill impairment test as of December 31, 2008 and management weighted the market-based approach heavier against the DCF method using information which was available at the time.

o
Based on this analysis, the Company determined that goodwill related to its Fiber Optics reporting units was fully impaired.  As a result, the Company recorded a non-cash impairment charge of $31.8 million and the Company’s balance sheet no longer reflects any goodwill associated with its Fiber Optics reporting units.

o
The Company’s annual impairment test as of December 31, 2008, indicated that there was no impairment of goodwill for the Photovoltaics reporting unit.  Based upon revised operational and cash flow forecasts, the Photovoltaics reporting unit’s fair value exceeded carrying value by over 15%.

•
The Company continues to report goodwill related to its Photovoltaics reporting unit and the Company believes the remaining carrying amount of goodwill is recoverable.  However, if there is further erosion of the Company’s market capitalization or the Photovoltaics reporting unit is unable to achieve its projected cash flows, management may be required to perform additional impairment tests of its remaining goodwill.  The outcome of these additional tests may result in the Company recording additional goodwill impairment charges.

Intangible Assets

The following table sets forth changes in the carrying value of intangible assets by reporting segment:

(in thousands)	March 31, 2009			September 30, 2008
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics	$36,074	$(12,514)	$23,560	$35,991	$(8,502)	$27,489
Photovoltaics	1,246	(516)	730	956	(412)	544

Total	$37,320	$(13,030)	$24,290	$36,947	$(8,914)	$28,033

Valuation of Long-lived Assets and Other Intangible Assets.  Long-lived assets consist primarily of our property, plant, and equipment.  Our intangible assets consist primarily of intellectual property that has been internally developed or purchased.  Purchased intangible assets include existing and core technology, trademarks and trade names, and customer contracts.  Intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to fifteen years.  Because all of the Company’s intangible assets are subject to amortization, the Company reviews these intangible assets for impairment in accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived  Assets to be Disposed Of.  As part of internal control procedures, the Company reviews long-lived assets and other intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Our impairment testing of intangible assets consists of determining whether the carrying amount of the long-lived asset (asset group) is recoverable.  That is, whether the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group) exceeds its carrying amount.   In making this determination, the Company uses certain assumptions, including estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, the length of service that assets will be used in our operations, and estimated salvage values.

•
As disclosed in the Company’s Annual Report on Form 10-K, as a result of reductions to our internal revenue forecasts, changes to our internal operating forecasts and a significant reduction in our market capitalization since the completion of the Intel Acquisitions, the Company tested for impairment of its long-lived assets and other intangible assets.  The sum of future undiscounted cash flows exceeded the carrying value for each of the reporting units’ long-lived and other intangible assets.  Accordingly, no impairment existed under SFAS 144 at September 30, 2008.  As the long-lived asset (asset group) met the recoverability test, no further testing was required or performed under SFAS 144.

•
During the three months ended December 31, 2008, the Company recorded a non-cash impairment charge totaling $1.9 million related to certain intangible assets that were acquired from the Intel Acquisitions.   Subsequent to the acquisition, the Company abandoned certain areas of technology development.

As of December 31, 2008, due to further changes in estimates of future operating performance and cash flows that occurred during the quarter, the Company tested for impairment of its long-lived assets and other intangible assets and based on that analysis, determined that no impairment existed.   Based upon revised operational and cash flow forecasts, total future undiscounted cash flows exceeded carrying value by over 50%, therefore the Company believes the carrying amount of its intangible assets is recoverable.  However, if there is further erosion of the Company’s market capitalization or the Company is unable to achieve its projected cash flows, management may be required to perform additional impairment tests of its remaining intangible assets.  The outcome of these additional tests may result in the Company recording additional impairment charges.

Amortization expense related to intangible assets is generally included in SG&A on the statements of operations. Amortization expense was $1.1 million and $2.2 million for the three and six months ended March 31, 2009, respectively.  Amortization expense was $0.4 million and $1.0 million for the three and six months ended March 31, 2008, respectively.

Based on the carrying amount of the intangible assets as of March 31, 2009, the estimated future amortization expense is as follows:

(in thousands)	Estimated Future Amortization Expense

Nine-months ended September 30, 2009	$2,171
Fiscal year ended September 30, 2010	4,240
Fiscal year ended September 30, 2011	3,853
Fiscal year ended September 30, 2012	3,568
Fiscal year ended September 30, 2013	3,143
Thereafter	7,315

Total future amortization expense	$24,290

NOTE 9.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2009	September 30, 2008
Compensation-related	$5,900	$6,640
Warranty	5,128	4,640
Professional fees	2,444	2,099
Royalty	1,701	1,414
Self insurance	1,195	1,044
Deferred revenue and customer deposits	1,429	1,422
Taxes	654	3,555
Inventory obligation	-	982
Accrued program loss	233	843
Restructuring accrual	141	331
Other	1,014	320

Total accrued expenses and other current liabilities	$19,839	$23,290

NOTE 10.  Restructuring Charges

In accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, SG&A expenses recognized as restructuring charges include costs associated with the integration of business acquisitions and overall cost-reduction efforts.

The Company has undertaken several cost cutting initiatives intended to conserve cash including recent reductions in force, employee furloughs, temporary reduction of salaries, the elimination of fiscal 2009 merit increases, a significant reduction in discretionary expenses and capital expenditures and a greater emphasis on improving its working capital management.  These initiatives are intended to conserve or generate cash in response to the uncertainties associated with the recent deterioration in the global economy.  Restructuring charges consisted of the following:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Employee severance-related expense	$294	$52	$911	$309
Other restructuring-related expense	-	-	-	93

Total restructuring charges	$294	$52	$911	$402

The following table sets forth changes in the severance and restructuring-related accrual accounts as of March 31, 2009:

(in thousands)	Severance-related Accrual	Restructuring-related Accrual	Total

Balance as of September 30, 2008	$152	$331	$483

Additional accruals	911	-	911
Cash payments or otherwise settled	(1,063)	(190)	(1,253)

Balance as of March 31, 2009	$-	$141	$141

The severance-related and restructuring –related accruals are recorded as accrued expenses within current liabilities since they are expected to be settled with the next twelve months.  We may incur additional restructuring charges in the future for employee severance, facility-related or other exit activities.

NOTE 11.  Debt

Line of Credit

In September 2008, the Company closed a $25 million asset-backed revolving credit facility with Bank of America which can be used for working capital, letters of credit and other general corporate purposes.  The credit facility matures in September 2011 and is secured by virtually all of the Company’s assets.  The credit facility is subject to a borrowing base formula based on eligible accounts receivable and provides for prime-based borrowings.

As of March 31, 2009, under the borrowing base formula, the Company had the ability to borrow up to $9.1 million against this credit facility and had a $6.2 million prime rate loan outstanding, with an interest rate of 5.25%, and approximately $1.1 million in standby letters of credit outstanding.

The facility is also subject to certain financial covenants.  For the three months ended December 31, 2008, the Company did not meet the requirements under the EBITDA financial covenant and for the three months ended March 31, 2009, the Company did not meet the requirements under the Fixed Charge Coverage Ratio and EBITDA financial covenants.  Over the last several months, the Company has entered into multiple amendments to the credit facility with Bank of America which has, among other things: (i) increased the amount of eligible accounts receivable under the borrowing base formula, (ii) waived certain events of default of financial covenants by the Company, (iii) decreased the total maximum loan availability amount to $14 million, (iv) increased applicable interest rates with respect to loans and letters of credit, and (v) adjusted certain financial covenants.   The adjustments to the borrowing base formula and the calculation of eligible accounts receivable are intended to provide the Company with access to more liquidity for working capital purposes.

Long-term Debt

In December 2008, the Company borrowed $0.9 million from UBS that is collateralized with $1.4 million of auction rate securities.  The average interest rate on the loan is approximately 1.3% and the term of the loan is dependant upon the timing of the settlement of the auction rate securities with UBS which is expected to occur by June 2010 at 100% par value.

NOTE 12.  Commitments and Contingencies

The Company leases certain land, facilities, and equipment under non-cancelable operating leases. The leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense. Net facility and equipment rent expense under such leases totaled approximately $0.7 million and $1.3 million for the three and six months ended March 31, 2009, respectively and approximately $0.4 million and $0.7 million for the three and six months ended March 31, 2008, respectively.

Estimated future minimum rental payments under the Company's non-cancelable operating leases with an initial or remaining term of one year or more as of March 31, 2009 are as follows:

(in thousands)	Estimated Future Minimum Lease Payments
Six months ended September 30, 2009	$1,007
Fiscal year ended September 30, 2010	1,953
Fiscal year ended September 30, 2011	1,809
Fiscal year ended September 30, 2012	1,063
Fiscal year ended September 30, 2013	791
Thereafter	2,774

Total minimum lease payments	$9,397

As of March 31, 2009, the Company had eight standby letters of credit issued and outstanding which totaled approximately $2.0 million, of which $1.1 million was issued against the Company’s credit facility.  The remaining balance of $0.9 million is collateralized with financial institutions and listed on the Company’s balance sheet as restricted cash.

Credit Market Conditions

Recently, the U.S. and global capital markets have been experiencing unprecedented conditions, particularly in the credit markets, as evidenced by tightening of lending standards, reduced availability of credit, and reductions in certain asset values.  This could impact the Company’s ability to raise additional cash through debt or equity financing or asset sales.

Legal Proceedings

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.  The Company does not believe it has a potential liability related to current legal proceedings and claims that could individually, or in the aggregate, have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any legal matters or should several legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.  During fiscal 2008, the Company settled certain matters that did not individually, or in the aggregate, have a material impact on the Company’s results of operations.

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

A motion to approve an agreement among the parties to settle the matter, reflected in a stipulation of compromise and settlement, was filed with the U.S. District Court for the District of New Jersey on December 3, 2007.   The Court granted the motion for preliminary approval of the settlement on January 3, 2008, and, at a hearing held on March 28, 2008, the Court issued an order giving final approval to the settlement.   The settlement has become final and effective upon the expiration of the appeal period on April 30, 2008.  Thus, the settlement is now binding on all parties and represents a final settlement of both the Federal Court Action and the State Court Actions.  For additional information regarding this matter, please see EMCORE’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

b) Intellectual Property Lawsuits

We protect our proprietary technology by applying for patents where appropriate and, in other cases, by preserving the technology, related know-how and information as trade secrets. The success and competitive position of our product lines are significantly impacted by our ability to obtain intellectual property protection for our R&D efforts.

We have, from time to time, exchanged correspondence with third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes. Additionally, on September 11, 2006, we filed a lawsuit against Optium Corporation, currently part of Finisar Corporation (Optium) in the U.S. District Court for the Western District of Pennsylvania for patent infringement. In the suit, the Company and JDS Uniphase Corporation (JDSU) allege that Optium is infringing on U.S. patents 6,282,003 and 6,490,071 with its Prisma II 1550nm transmitters. On March 14, 2007, following denial of a motion to add additional claims to its existing lawsuit, the Company and JDSU filed a second patent suit in the same court against Optium alleging infringement of JDSU's patent 6,519,374 ("the '374 patent").  On March 15, 2007, Optium filed a declaratory judgment action against the Company and JDSU. Optium sought in this litigation a declaration that certain products of Optium do not infringe the '374 patent and that the patent is invalid, but the District Court dismissed the action on January 3, 2008 without addressing the merits. The '374 patent is assigned to JDSU and licensed to the Company.

On December 20, 2007, the Company was served with a complaint in another declaratory relief action which Optium had filed in the Federal District Court for the Western District of Pennsylvania.  This action seeks to have U.S. patents 6,282,003 and 6,490,071 declared invalid or unenforceable because of certain conduct alleged to have occurred in connection with the grant of these patents.  These allegations are substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  On August 11, 2008, both actions pending in the Western District of Pennsylvania were consolidated before a single judge, and a trial date of October 19, 2009 was set.  On February 18, 2009, the Company’s motion for a summary judgment dismissing Optium’s declaratory relief action was granted, and on March 11, 2009, the Company was notified that Optium intended to file an appeal of this order.

c) Avago-related Litigation

On July 15, 2008 the Company was served with a complaint filed by Avago Technologies and what appear to be affiliates thereof in the United States District Court for the Northern District of California, San Jose Division (Avago Technologies U.S., Inc., et al., Emcore Corporation, et al., Case No.:  C08-3248 JW).  In this complaint, Avago asserts claims for breach of contract and breach of express warranty against Venture Corporation Limited (one of the Company’s customers) and asserts a tort claim for negligent interference with prospective economic advantage against the Company

On December 5, 2008, EMCORE was also served with a complaint by Avago Technologies filed in the United States District Court for the Northern District of California, San Jose Division alleging infringement of two patents by the Company’s VCSEL products. (Avago Technologies Singapore et al., Emcore Corporation, et al., Case No.:  C08-5394 EMC)

On March 5, 2009, the Company was notified that, based on a complaint filed by Avago alleging the same patent infringement that formed the basis of the complaint previously filed in the Northern District of California, the U.S. International Trade Commission had determined to begin an investigation titled “In the Matter of Certain Optoelectronic Devices, Components Thereof and Products Containing the Same”, Inv. No. 337-TA-669.

The Company intends to vigorously defend against the allegations of all of the Avago complaints.

d) Green and Gold related litigation

On December 23, 2008, Plaintiffs Maurice Prissert and Claude Prissert filed a purported stockholder class action (the “Prissert Class Action”) pursuant to Federal Rule of Civil Procedure 23 allegedly on behalf of a class of Company shareholders against the Company and certain of its present and former directors and officers (the “Individual Defendants”) in the United States District Court for the District of New Mexico captioned, Maurice Prissert and Claude Prissert v. EMCORE Corporation, Adam Gushard, Hong Q. Hou, Reuben F. Richards, Jr., David Danzilio and Thomas Werthan, Case No. 1:08cv1190 (D.N.M.).  The Complaint alleges that Company and the Individual Defendants violated certain provisions of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, arising out of the Company’s disclosure regarding its customer Green and Gold Energy (“GGE”) and the associated backlog of GGE orders with the Company’s Photovoltaics business segment.  The Complaint in the Class Action seeks, among other things, an unspecified amount of compensatory damages and other costs and expenses associated with the maintenance of the Action.

On February 12, 2009, the Company became aware of a second stockholder class action filed in the United States District Court for the District of New Mexico against the same defendants named in the Prissert Class Action, based on the substantially the  same facts and circumstances, containing substantially the same allegations and seeking substantially the same relief.

On January 23, 2009, Plaintiff James E. Stearns filed a purported stockholder derivative action (the “Stearns Derivative Action) on behalf of the Company against certain of its present and former directors and officers (the “Individual Defendants”), as well as the Company as nominal defendant in the Superior Court of New Jersey, Atlantic County, Chancery Division (James E. Stearns, derivatively on behalf of  EMCORE Corporation v. Thomas J. Russell, Robert Bogomolny, Charles Scott, John Gillen, Reuben F. Richards, Jr., Hong Q. Hou, Adam Gushard, David Danzilio and Thomas Werthan, Case No. Atl-C-10-09).  This action is based on essentially the same factual contentions as the Class Action, and alleges that the Individual Defendants engaged in improprieties and violations of law in connection with the reporting of the GGE backlog.  The Derivative Action seeks several forms of relief, allegedly on behalf of the Company, including, among other things, damages, equitable relief, corporate governance reforms, an accounting of, rescission of, restitution of, and costs and disbursements of the lawsuit.

On March 11, 2009, Plaintiff Gary Thomas filed a second purported shareholder derivative action (the “Thomas Derivative Action”; together with the Stearns Derivative Action, the “Derivative Actions”) in the US. District Court for the District of New Mexico against the Company and certain of  the Individual Defendants (Gary Thomas, derivatively on behalf of  EMCORE Corporation v. Thomas J. Russell, Robert Bogomolny, Charles Scott, John Gillen, Reuben F. Richards, Jr., Hong Q. Hou, and EMCORE Corporation, Case No. 1.09-cv-00236, D.N.M.).  The Thomas Derivative Action makes the same allegations as the Stearns Derivative Action and seeks essentially the same relief.

The Company intends to vigorously defend against the allegations of both the Class Actions and the Derivative Action.

e) Securities Matters

•
SEC Communications.  On or about August 15, 2008, the Company received a letter from the Denver office of the Enforcement Division of the Securities and Exchange Commission wherein it sought EMCORE's voluntary production of documents relating to, among other things, the Company's business relationship with Green and Gold Energy, Inc., its licensees, and the photovoltaic backlog the Company reported to the public.  Since that time, the Company has provided documents to the staff of the SEC and met with the staff on December 12, 2008 to address this matter.

•
NASDAQ Communication.  On or about November 13, 2008, the Company received a letter from the NASDAQ Listings Qualifications group (“NASDAQ”) concerning the Company's removal of $79 million in backlog attributable to GGE which the Company announced on August 8, 2008 and the remaining backlog exclusive of GGE. The Company advised NASDAQ that it would cooperate with its inquiry, and has complied with the NASDAQ request for information.  On February 11, 2009, the Company received a letter requesting additional information, with which the Company has complied, and on April 28, 2009, the Company received a third letter requesting further additional information, with which the Company intends to comply.

NOTE 13.  Income Taxes

On October 1, 2007, the Company adopted Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109.  As a result of the adoption of FIN 48, the Company recorded an increase in accumulated deficit and an increase in the liability for unrecognized state tax benefits of approximately $326,000 (net of the federal benefit for state tax liabilities).  All of this amount, if recognized, would reduce future income tax provisions and favorably impact effective tax rates.  During the three and six months ended March 31, 2009 and 2008, there were no material increases or decreases in unrecognized tax benefits.  Management expects that over the next twelve months the liability for unrecognized state tax benefits will substantially decrease and does not anticipate any material increases over the next twelve months.  As of March 31, 2009, the Company had approximately $0.6 million of interest and penalties accrued as tax liabilities on the balance sheet.

The Company files income tax returns in the U.S. federal, state and local jurisdictions.  No federal, state and local income tax returns are currently under examination. Certain income tax returns for fiscal years 2006 through 2008 remain open to examination by U.S. federal, state and local tax authorities.

NOTE 14.  Segment Data and Related Information

The Company has two reporting segments: Fiber Optics and Photovoltaics.  Our Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  Our Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, we offer high-efficiency compound semiconductor-based multi-junction solar cells, covered interconnect cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, we offer concentrating photovoltaic (“CPV”) systems for utility scale solar applications as well as high-efficiency multi-junction solar cells and CPV components for use in solar power concentrator systems.  We periodically evaluate our reportable segments in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s Chief Executive Officer is the Chief Operating Decision Maker pursuant to SFAS 131, and he allocates resources to segments based on their business prospects, competitive factors, revenue, operating results and other non-GAAP financial ratios.

The following table sets forth the revenue and percentage of total revenue attributable to each of the Company’s reporting segments.

Segment Revenue (in thousands)	Three Months Ended March 31,
	2009		2008
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$28,414	66%	$37,630	67%
Photovoltaics	14,870	34	18,649	33

Total revenue	$43,284	100%	$56,279	100%

Segment Revenue (in thousands)	Six Months Ended March 31,
	2009		2008
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$67,579	69%	$71,590	69%
Photovoltaics	29,761	31	31,576	31

Total revenue	$97,340	100%	$103,166	100%

The following table sets forth the Company’s consolidated revenue by geographic region with revenue assigned to geographic regions based on our customers’ or contract manufacturers’ billing address.

Geographic Revenue (in thousands)	Three Months Ended March 31,
	2009		2008
	Revenue	% of Revenue	Revenue	% of Revenue

United States	$25,382	59%	$40,246	72%
Asia	12,837	30	8,123	14
Europe	2,376	5	7,732	14
Other	2,689	6	178	--

Total revenue	$43,284	100%	$56,279	100%

Geographic Revenue (in thousands)	Six Months Ended March 31,
	2009		2008
	Revenue	% of Revenue	Revenue	% of Revenue

United States	$57,096	59%	$67,069	65%
Asia	32,046	33	23,464	23
Europe	5,173	5	12,318	12
Other	3,025	3	315	--

Total revenue	$97,340	100%	$103,166	100%

The following table sets forth significant customers, defined as customers that represented greater than 10% of total consolidated revenue, by reporting segment.

Significant Customers As a percentage of total consolidated revenue	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Fiber Optics-related customer:
Jabil Circuit	-	-	11%	-
Photovoltaics – related customer:
Space Systems / Loral	15%	-	15%	-

The following table sets forth operating losses attributable to each of the Company’s reporting segments.

Operating Loss by Segment (in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Fiber Optics	$(16,775)	$(3,974)	$(65,197)	$(7,501)
Photovoltaics	(9,087)	(9,787)	(13,123)	(13,338)
Corporate	-	816	(2)	(1,286)

Operating loss	$(25,862)	$(12,945)	$(78,322)	$(22,125)

The following table sets forth the depreciation and amortization attributable to each of the Company’s reporting segments.

Segment Depreciation and Amortization (in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Fiber Optics	$2,764	$1,409	$5,616	$2,997
Photovoltaics	1,453	990	2,893	1,768
Corporate	-	19	-	77

Total depreciation and amortization	$4,217	$2,418	$8,509	$4,842

The following table sets forth long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each of the Company’s reporting segments.

Long-lived Assets (in thousands)	As of March 31, 2009	As of September 30, 2008

Fiber Optics	$68,076	$107,684
Photovoltaics	53,708	55,232
Corporate	822	622

Total long-lived assets	$122,606	$163,538

NOTE 15.  Fair Value Accounting

Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, providing a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to accounting pronouncements that require fair value measurements and it does not require any new fair value measurements.  The statement provides that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 defines fair value based upon an exit price model and it is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years.  Management adopted SFAS 157 on October 1, 2008 and it did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates and provides that unrealized gains and losses on the items on which it has elected the fair value option will be reported in its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on October 1, 2008.  The Company evaluated its existing financial instruments and elected not to adopt the fair value option to account for its financial instruments.  As a result, SFAS 159 did not have any impact on the Company’s financial condition or results of operations.  However, because the SFAS 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to elect the fair value option on new items should business reasons support doing so in the future.

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

The following table provides the Company’s financial assets and liabilities, consisting of the following types of instruments, measured at fair value on a recurring basis as of March 31, 2009:

(in thousands)	March 31, 2009
	Quoted Prices in Active Markets for Identical Assets [Level 1]	Significant Other Observable Remaining Inputs [Level 2]	Significant Unobservable Inputs [Level 3]	Total
Assets
Money market fund deposits	$10,614	$-	$-	$10,614
Restricted fund deposits	936	-	-	936
Asset-backed auction rate securities	-	1,400	-	1,400

Total assets measured at fair value	$11,550	$1,400	$-	$12,950

The following table provides the Company’s financial assets and liabilities, measured and recorded at fair value on a recurring basis, as presented on our condensed consolidated balance sheet as of March 31, 2009:

(in thousands)	March 31, 2009
	Quoted Prices in Active Markets for Identical Assets [Level 1]	Significant Other Observable Remaining Inputs [Level 2]	Significant Unobservable Inputs [Level 3]	Total
Assets
Cash and cash equivalents	$10,614	$-	$-	$10,614
Restricted cash	773	-	-	773
Available-for-sale securities, non current		1,400	-	1,400
Long-term restricted cash	163	-	-	163

Total assets measured at fair value	$11,550	$1,400	$-	$12,950

The Company classifies investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally could include money market funds, corporate publicly traded equity securities on major exchanges and U.S. Treasury notes with quoted prices on active markets.

The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments could include: government agencies, corporate bonds and commercial paper.

The Company did not hold financial assets and liabilities which were valued using unobservable inputs as of March 31, 2009.

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

-
The ability of EMCORE Corporation (the “Company”, “we”, “our”, or “EMCORE”) to obtain financing or sell assets and achieve levels of revenue and cost reductions that are adequate to support our capital and operating requirements in order to continue as a going concern.

-
Our ability to remain competitive and a leader in our industry and the future growth of the Company, and our industry, and the recovery of financial markets, the markets for our products, and economic conditions in general;

-	Our ability to achieve structural and material cost reductions without impacting product development or manufacturing execution;

-	Expected improvements in our product and technology development programs;

-	Our ability to successfully develop, introduce, market and qualify new products, including our terrestrial solar products;

-	Our ability to identify and acquire suitable acquisition targets and difficulties in integrating recent or future acquisitions into our operations; and,

-
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

Business Overview

EMCORE Corporation (the “Company”, “we”, “our”, or “EMCORE”) is a provider of compound semiconductor-based components and subsystems for the fiber optic and solar power markets.  We were established in 1984 as a New Jersey corporation and have two reporting segments: Fiber Optics and Photovoltaics.  Our Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  Our Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, we offer high-efficiency compound semiconductor-based multi-junction solar cells, covered interconnect cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, we offer concentrating photovoltaic (“CPV”) power systems for utility scale solar applications as well as high-efficiency multi-junction solar cells and integrated CPV components for use in other solar power concentrator systems.  Our headquarters and principal executive offices are located at 10420 Research Road, SE, Albuquerque, New Mexico, 87123, and our main telephone number is (505) 332-5000.  For specific information about our Company, our products or the markets we serve, please visit our website at http://www.emcore.com.  The information on our website is not incorporated into this Quarterly Report on Form 10-Q.

Strategy

The Company’s management has believed for some time that, due to many dissimilarities between the businesses of the Company’s Fiber Optics and Photovoltaics businesses, they would provide the greatest value to shareholders if they were operated as two separate business entities.  Over the past two years, the Company entered into several acquisitions to strengthen one or both of these businesses with a view toward their eventual separation. On April 4, 2008, the Company announced that its Board of Directors had formally authorized management to prepare a comprehensive operational and strategic plan for the separation of these businesses into separate corporations.  Management began assessing alternative methods for achieving this goal; however, the subsequent onset of the world-wide economic and financial crisis has had a significant adverse impact on these plans.  A drastic reduction in customer demand for many of the Company’s Fiber Optics products has greatly decreased revenue and cash flow in that business unit, while a shortage of debt and equity capital, a drop in the price of conventional energy sources, and a generally cautious and conservative attitude in all segments of the government and business sectors has delayed the opportunities for expanded deployment of the Company’s terrestrial photovoltaic products and systems.

As a result, the Company has instituted a series of initiatives aimed at conserving and generating cash over the next twelve months, as described above under “Liquidity Matters - Management Actions and Plans”.  The Company’s strategy over the short term will be focused on the successful implementation of these initiatives.  The Company also continues to investigate a wide variety of strategic options for the purpose of maximizing shareholder value.  No determination has yet been made regarding which options will be pursued.

Pending implementation of any such strategic option, the Company will continue to pursue its existing strategy of leveraging our expertise in advanced compound semiconductor technologies to be a leading provider of high-performance, cost-effective product solutions in each of the markets that we serve.  Key elements of our strategy include:

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

Focus Our R&D Effort on Cost Reduction and Market Share Gain.

We have invested substantially in research and development and product engineering over the past years. We have developed a clear path towards business growth and are recognized as a technology leader in both our Fiber Optics and Photovoltaics segments.  In the rest of fiscal 2009, we will continue to be focusing our R&D and product engineering efforts on product cost reduction and market share gain through more complete product solutions for our customers.  In this challenging economic environment, we have to be very selective in allocating our R&D resources to develop disruptive technology and products to leapfrog the competition.

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

Quarter Highlights

WorldWater & Solar Technologies Corporation

In January 2009, the Company announced that it completed the closing of a two step transaction involving the sale of its remaining interests in the company formerly named WorldWater & Solar Technologies Corporation, now named Entech Solar, Inc. The Company sold its remaining shares of WorldWater Series D Convertible Preferred Stock and warrants to a significant shareholder of both the Company and WorldWater, for approximately $11.6 million, which included additional consideration of $0.2 million as a result of the termination of certain operating agreements between the Company and WorldWater.  During the three months ended March 31, 2009, the Company recognized a gain on the sale of this investment of approximately $3.1 million.

Line of Credit

In September 2008, the Company closed a $25 million asset-backed revolving credit facility with Bank of America which can be used for working capital, letters of credit and other general corporate purposes.  The credit facility matures in September 2011 and is secured by virtually all of the Company’s assets.  The credit facility is subject to a borrowing base formula based on eligible accounts receivable and provides for prime-based borrowings.

As of March 31, 2009, under the borrowing base formula, the Company had the ability to borrow up to $9.1 million against this credit facility and had a $6.2 million prime rate loan outstanding, with an interest rate of 5.25%, and approximately $1.1 million in standby letters of credit outstanding.

The facility is also subject to certain financial covenants.  For the three months ended December 31, 2008, the Company did not meet the requirements under the EBITDA financial covenant and for the three months ended March 31, 2009, the Company did not meet the requirements under the Fixed Charge Coverage Ratio and EBITDA financial covenants.  Over the last several months, the Company has entered into multiple amendments to the credit facility with Bank of America which has, among other things: (i) increased the amount of eligible accounts receivable under the borrowing base formula, (ii) waived certain events of default of financial covenants by the Company, (iii) decreased the total maximum loan availability amount to $14 million, (iv) increased applicable interest rates with respect to loans and letters of credit, and (v) adjusted certain financial covenants.   The adjustments to the borrowing base formula and the calculation of eligible accounts receivable are intended to provide the Company with access to more liquidity for working capital purposes.

Patent Award

On March 18, 2009, the Company announced that it has received a patent award for its Active Optical Cable technology. The new patent (US Patent No. 7,494,287 B2) with broad claims covers all fiber optic active cable applications and is believed to be fundamental to current and future market segments and platforms related to data communications links between information systems.

New Product Introductions

On March 20, 2009, the Company announced plans to release a new full-band tunable XFP product line.  The EMCORE tunable XFP (TXFP) product line is capable of replacing fixed-wavelength dense wavelength division multiplexing (DWDM) XFPs as well as high-performance tunable 300-pin multi-source agreed (MSA) transponders.   Empowered by EMCORE's field proven tunable External Cavity Laser (ECL) technology, the TXFP provides excellent optical performance while tuning across more than 90 channels on the 50GHz ITU grid. The TXFP can be optimized for low power consumption to comply with existing XFP designs or for high optical performance to meet the requirements of existing 300-pin designs.

On March 24, 2009, the Company announced plans to release a new full-band tunable TOSA (transmit optical sub-assembly) product line.  The Tunable TOSA product line combines EMCORE's field proven tunable External Cavity Laser technology with a co-packaged Mach-Zehnder modulator, empowering the next generation of ultra-high-density 10 Gb/s tunable interfaces. The Tunable TOSA provides excellent optical performance while tuning across more than 90 channels on the 50GHz ITU grid. With its low power consumption, the EMCORE Tunable TOSA is compatible with existing XFP module and line-card requirements. The Tunable TOSA also boasts optical performance similar to existing solutions using discrete tunable laser and external lithium-niobate modulator.

Order Backlog:

As of March 31, 2009, the Company had a consolidated order backlog of approximately $30.7 million comprised of $19.8 million in order backlog related to our Photovoltaics segment and $10.9 million in order backlog related to our Fiber Optics segment.  Order backlog is defined as purchase orders or supply agreements accepted by the Company with expected product delivery and / or services to be performed within the next twelve months.

Due to unfavorable credit market conditions and other factors adversely affecting the CPV business in our Photovoltaics segment, a number of agreements and other arrangements previously announced by the Company in press releases have not resulted in the level of sales that were earlier anticipated, nor does the Company believe that they are likely to do so in the near future.  These include several memoranda of understanding regarding the supply of solar power systems and several purchase orders for CPV components.

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

Fiber Optics

Our fiber optics products enable information that is encoded on light signals to be transmitted, routed (switched) and received in communication systems and networks.   Our Fiber Optics segment primarily offers the following product lines:

-
Telecom Optical Products – We believe we are a leading supplier of 10 gigabit per second (Gb/s) fully C-band and L-band tunable dense wavelength division multiplexed (DWDM) transponders for telecommunications transport systems. We are one of the few suppliers who offer vertically-integrated products, including external-cavity laser modules, integrated tunable laser assemblies (ITLAs) and 300-pin transponders. Our internally developed laser technology is highly suited for applications of 10, 40, and 100 Gb/s due to the superior narrow linewidth and low noise characteristics. All DWDM products are fully Telcordia® qualified and comply with industry multi-source agreements (MSAs). New technologies are under development which will leverage our laser expertise to deliver miniaturized cost effective solutions, for instance the recently announced tunable XFP transceivers, to enable our customers to continue to meet the cost and density requirements of the next generation products.  We supply to most major telecom equipment companies worldwide.

-
Enterprise Products – We believe we provide leading-edge optical components and transceiver modules for data applications that enable switch-to-switch, router-to-router and server-to-server backbone connections at aggregate speeds of 10 Gb/s and above. We offer the broadest range of products with XENPAK form factor which comply with 10 Gb/s Ethernet (10-GE) IEEE802.3ae standard. Our 10-GE products include short-reach (SR), long-reach (LR), extended-reach (ER), coarse WDM LX4 optical transceivers to connect between the photonic physical layer and the electrical section layer and CX4 transceivers.  In addition to the 10-GE products, we offer traditional MSA Gigabit Ethernet (GE) 1310-nm small form factor (SFF) and small form factor pluggable (SFP) optical transceivers.  These transceivers also provide integrated duplex data links for bi-directional communication over single mode optical fiber providing high-speed Gigabit Ethernet data links operating at 1.25Gbps.

-
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

-
Parallel Optical Transceiver and Cable Products – We have been the technology and product leader of optical transmitter and receiver products utilizing arrays of optical emitting or detection devices, e.g., vertical-cavity surface-emitting lasers (VCSELs) and photodetectors (PDs). These optical transmitter, receiver, and transceiver products are used for back-plane interconnects, switching/routing between telecom racks and high-performance computing clusters. Our products include 12-lane SNAP-12 MSA transmitter and receivers with single and double data rates. Based on the core competency of 4-lane parallel optical transceivers, we offer optical fiber ribbon cables with embedded parallel-optical transceivers within the connectors, EMCORE Connects Cables (ECC). These products, with aggregated bandwidth between 10-40 Gb/s, are ideally suited for high-performance computing clusters. Our products provide our customers with increased network capacity; increased data transmission distance and speeds; increased bandwidth; lower power consumption; improved cable management over copper interconnects; and lower cost optical interconnections for massively parallel multi-processors.

-
Fiber Channel Transceiver Products – We offer tri-rate SFF and SFP optical transceivers for storage area networks. The MSA transceiver module is designed for high-speed Fibre Channel data links supporting up to 4.25 Gb/s (4X Fibre Channel rate). The products provide integrated duplex data links for bi-directional communication over Multimode optical fiber.

-
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

-
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

-
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

-
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

-
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

Photovoltaics

We believe our high-efficiency compound semiconductor-based multi-junction solar cell products provide our customers with compelling cost and performance advantages over traditional silicon-based solutions.  These advantages include higher solar cell efficiency allowing for greater conversion of light into electricity as well as a superior ability to withstand extreme heat and radiation environments. These advantages enable a reduction in a customer’s solar product footprint by providing more power output with less solar cells, which is an enhanced benefit when our product is used in concentrating photovoltaic (CPV) systems.  Our Photovoltaics segment primarily targets the following markets:

-
Satellite Solar Power Generation - We believe we are a leader in providing solar power generation solutions to the global communications satellite industry and U.S. government space programs.  A satellite’s operational success depends on its available power and its capacity to transmit data. We provide advanced compound semiconductor-based solar cells and solar panel products, which are more resistant to radiation levels in space and generate substantially more power from sunlight than silicon-based solutions.  Space power systems using our multi-junction solar cells weigh less per unit of power than traditional silicon-based solar cells. Our products provide our customers with higher conversion efficiency for reduced solar array size and launch costs, higher radiation tolerance, and longer lifetime in harsh space environments.

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

Additionally, we are developing an entirely new class of advanced multi-junction solar cells with even higher conversion efficiency.  This new architecture, called inverted metamorphic (IMM), is being developed in conjunction with the National Renewable Energy Laboratory and the US Air Force Research Laboratory and to date has demonstrated conversion efficiency exceeding 33% on an R&D scale.  We believe we are the only manufacturer to supply true monolithic bypass diodes for shadow protection by utilizing several EMCORE patented methods.

We also provide covered interconnect cells (CICs) and solar panel lay-down services, providing us the capability to manufacture fully integrated solar panels for space applications. We can provide satellite manufacturers with proven integrated satellite power solutions that significantly improve satellite economics. Satellite manufacturers and solar array integrators rely on us to meet their satellite power needs with our proven flight heritage.

-
Terrestrial Solar Power Generation - Solar power generation systems utilize photovoltaic cells to convert sunlight to electricity and have been used in space programs and, to a lesser extent, in terrestrial applications for several decades.  The market for terrestrial solar power generation solutions has grown significantly as solar power generation technologies improve in efficiency, as global prices for non-renewable energy sources (i.e., fossil fuels) continue to rise, and as concern has increased regarding the effect of fossil fuel-based carbon emissions on global warming. Terrestrial solar power generation has emerged as one of the most rapidly expanding renewable energy sources due to certain advantages solar power has when compared to other energy sources, including reduced environmental impact, elimination of fuel price risk, installation flexibility, scalability, distributed power generation (i.e., electric power is generated at the point of use rather than transmitted from a central station to the user), and reliability. The rapid increase in demand for solar power has created a growing need for highly efficient, reliable and cost-effective concentrating solar power systems.

We have adapted our high-efficiency compound semiconductor-based multi-junction solar cell products for terrestrial applications, which are intended for use with CPV power systems in utility-scale installations.  We have attained 39% peak conversion efficiency under 1000x illumination with our terrestrial concentrating solar cell products in volume production. This compares favorably to average efficiency of 15-21% of silicon-based solar cells and approximately 35% for competing multi-junction cells. We believe that solar concentrator systems assembled using our compound semiconductor-based solar cells will be competitive with silicon-based solar power generation systems, in certain geographic regions, because they are more efficient and, when combined with the advantages of concentration, we believe will result in a lower cost of power generated.  Our multi-junction solar cell technology is not subject to silicon shortages, which, in the past, have led to increasing prices in the raw materials required for silicon-based solar cells.  We currently serve the terrestrial solar market with two levels of CPV products: components (including solar cells and solar cell receivers) and CPV power systems.

While the terrestrial power generation market is still developing, we have shipped production orders of CPV components to several solar concentrator companies, and have provided samples to others, including major system manufacturers in the United States, Europe, and Asia.  We have finished installations of a total of approximately 1 megawatt (MW) of CPV systems in Spain, China, and the US with our own Gen-II CPV power system design.  We have recently responded to several RFPs from public utility companies in the US that total of several hundred MWs using our Gen-III design. The Gen-III product, with enhanced performance (including a module efficiency of approximately 30%) and much improved cost structure, is scheduled to be in volume production in the second half of calendar 2009.

Major customers for the Photovoltaics segment include ATK, Indian Space Research Organization (“ISRO”), NASA JPL, Lockheed Martin, Menova Energy, Northrop Grumman, Space Systems/Loral, Maxima Energies Renovables Ibahernando, and ISFOC.

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

-
During the three months ended December 31, 2008, the Company recorded $0.9 million in bad debt expense, of which $0.1 million related to the Fiber Optics segment and $0.8 million related to the Photovoltaics segment.

-
During the three months ended March 31, 2009, the Company recorded $1.7 million in bad debt expense, of which $0.5 million related to the Fiber Optics segment and $1.2 million related to the Photovoltaics segment.

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

-
During the three months ended December 31, 2008, the Company recorded $5.6 million in inventory write-downs, of which $4.8 million related to the Fiber Optics segment and $0.8 million related to the Photovoltaics segment.

-
During the three months ended March 31, 2009, the Company recorded $7.8 million in inventory write-downs, of which $2.2 million related to the Fiber Optics segment and $5.6 million related to the Photovoltaics segment.

While we believe, based on current information, that the amount recorded for inventory is properly reflected on our balance sheet, if market conditions are less favorable than our forecasts, our future sales mix differs from our forecasted sales mix, or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs.

Valuation of Goodwill.  Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed.  As required by SFAS 142, Goodwill and Other Intangible Assets, the Company evaluates its goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value.  Management has elected December 31st as the annual assessment date.  Circumstances that could trigger an interim impairment test include but are not limited to: a significant adverse change in the market value of the Company’s common stock, the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

In performing goodwill impairment testing, the Company determines the fair value of each reporting unit using a weighted combination of a market-based approach and a discounted cash flow (“DCF”) approach.  The market-based approach relies on values based on market multiples derived from comparable public companies. In applying the DCF approach, management forecasts cash flows over a five year period using assumptions of current economic conditions and future expectations of earnings.  This analysis requires the exercise of significant judgment, including judgments about appropriate discount rates based on the assessment of risks inherent in the amount and timing of projected future cash flows.  The derived discount rate may fluctuate from period to period as it is based on external market conditions.

All of these assumptions are critical to the estimate and can change from period to period.  Updates to these assumptions in future periods, particularly changes in discount rates, could result in different results of goodwill impairment tests.

-
As disclosed in the Company’s Annual Report on Form 10-K, as a result of the unfavorable macroeconomic environment and a significant reduction in our market capitalization since the completion of the asset acquisitions from Intel Corporation (the “Intel Acquisitions”), the Company reduced its internal revenue forecasts and revised its operating plans to reflect a general decline in demand and average selling prices, especially for the Company’s recently acquired telecom-related fiber optics component products.  The Company also performed an interim test as of September 30, 2008 to determine whether there was impairment of its goodwill.  The fair value of each of the Company’s reporting units was determined by using a weighted average of the Guideline Public Company, Guideline Merged and Acquired Company, and the DCF methods.  Due to uncertainty from the ongoing financial liquidity crisis and the current economic recession, management believed the most appropriate approach would be an equally weighted approach, amongst the three methods, to arrive at an indicated value for each of the reporting units.  The indicated fair value of each of the reporting units was then compared with the reporting unit’s carrying value to determine whether there was an indication of impairment of goodwill under SFAS 142.  As a result, the Company determined that the goodwill related to one of its Fiber Optics reporting units may be impaired.  Since the second step of the Company’s goodwill impairment test was not completed before the fiscal year-end financial statements were issued and a goodwill impairment loss was probable and could be reasonably estimated, management recorded a non-cash goodwill impairment charge of $22.0 million, as a best estimate, during the three months ended September 30, 2008.

-
During the three months ended December 31, 2008, there was further deterioration of the Company’s market capitalization, significant adverse changes in the business climate primarily related to product pricing and profit margins, and an increase in the discount rate.  The Company performed its annual goodwill impairment test as of December 31, 2008 and management weighted the market-based approach heavier against the DCF method using information which was available at the time.

-
Based on this analysis, the Company determined that goodwill related to its Fiber Optics reporting units was fully impaired.  As a result, the Company recorded a non-cash impairment charge of $31.8 million and the Company’s balance sheet no longer reflects any goodwill associated with its Fiber Optics reporting units.

-
The Company’s annual impairment test as of December 31, 2008, indicated that there was no impairment of goodwill for the Photovoltaics reporting unit.  Based upon revised operational and cash flow forecasts, the Photovoltaics’ reporting unit’s fair value exceeded carrying value by over 15%.

-
The Company continues to report goodwill related to its Photovoltaics reporting unit and the Company’s believes the remaining carrying amount of goodwill is recoverable.  However, if there is further erosion of the Company’s market capitalization or the Photovoltaics reporting unit is unable to achieve its projected cash flows, management may be required to perform additional impairment tests of its remaining goodwill.  The outcome of these additional tests may result in the Company recording additional goodwill impairment charges.

Valuation of Long-lived Assets and Other Intangible Assets.  Long-lived assets consist primarily of our property, plant, and equipment.  Our intangible assets consist primarily of intellectual property that has been internally developed or purchased.  Purchased intangible assets include existing and core technology, trademarks and trade names, and customer contracts.  Intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to fifteen years.  Because all of the Company’s intangible assets are subject to amortization, the Company reviews these intangible assets for impairment in accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived  Assets to be Disposed Of.  As part of internal control procedures, the Company reviews long-lived assets and other intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Our impairment testing of intangible assets consists of determining whether the carrying amount of the long-lived asset (asset group) is recoverable.  That is, whether the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group) exceeds its carrying amount.   In making this determination, the Company uses certain assumptions, including estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, the length of service that assets will be used in our operations, and estimated salvage values.

-
As disclosed in the Company’s Annual Report on Form 10-K, as a result of reductions to our internal revenue forecasts, changes to our internal operating forecasts and a significant reduction in our market capitalization since the completion of the Intel Acquisitions, the Company tested for impairment of its long-lived assets and other intangible assets.  The sum of future undiscounted cash flows exceeded the carrying value for each of the reporting units’ long-lived and other intangible assets.  Accordingly, no impairment existed under SFAS 144 at September 30, 2008.  As the long-lived asset (asset group) met the recoverability test, no further testing was required or performed under SFAS 144.

-
During the three months ended December 31, 2008, the Company recorded a non-cash impairment charge totaling $1.9 million related to certain intangible assets that were acquired from the Intel Acquisitions.   Subsequent to the acquisition, the Company abandoned certain areas of technology development.

As of December 31, 2008, due to further changes in estimates of future operating performance and cash flows that occurred during the quarter, the Company tested for impairment of its long-lived assets and other intangible assets and based on that analysis, determined that no impairment existed.   Based upon revised operational and cash flow forecasts, total future undiscounted cash flows exceeded carrying value by over 50%, therefore the Company believes the carrying amount of its intangible assets is recoverable.  However, if there is further erosion of the Company’s market capitalization or the Company is unable to achieve its projected cash flows, management may be required to perform additional impairment tests of its remaining intangible assets.  The outcome of these additional tests may result in the Company recording additional impairment charges.

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

-
During the three months ended March 31, 2009, the Company recorded $1.1 million in product warranty reserves in its Photovoltaics segment, which was primarily related to new CPV-related product launches.

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

-
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

-
Solar Panel and Solar Power Systems Contracts - The Company records revenues from certain solar panel  and solar power systems contracts using the percentage-of-completion method in accordance with AICPA Statement of Position 81-1 ("SOP 81-1"), Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract. If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated.  As of March 31, 2009, the Company had accrued $0.2 million related to estimated contract losses on certain CPV system-related orders.  Such contracts require estimates to determine the appropriate cost and revenue recognition. The Company uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. Estimates are revised as additional information becomes available.   Due to the fact that the Company accounts for these contracts under the percentage-of-completion method, unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.

-
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

Results of Operations

The following table sets forth the Company’s condensed consolidated statements of operations data expressed as a percentage of total revenue.

Statement of Operations Data	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Product revenue	95.1%	96.4%	94.4%	95.7%
Service revenue	4.9	3.6	5.6	4.3
Total revenue	100.0	100.0	100.0	100.0

Cost of product revenue	112.2	88.1	101.5	83.5
Cost of service revenue	4.0	0.1	4.1	0.3
Total cost of revenue	116.2	88.2	105.6	83.8

Gross (loss) profit	(16.2)	11.8	(5.6)	16.2

Operating expenses:
Selling, general, and administrative	27.6	18.2	24.8	21.4
Research and development	15.9	16.6	15.4	16.2
Impairment of goodwill and intangible assets	-	-	34.7	-
Total operating expenses	43.5	34.8	74.9	37.6

Operating loss	(59.7)	(23.0)	(80.5)	(21.4)

Other (income) expense:
Interest income	(0.1)	(0.4)	(0.1)	(0.6)
Interest expense	0.3	0.7	0.3	1.5
Impairment of investment	-	-	0.4	-
Loss from conversion of subordinated notes	-	8.3	-	4.5
Stock–based expense from tolled options	-	(0.1)	-	4.2
Gain from sale of investment	(7.2)	-	(3.2)	-
Loss on disposal of equipment	-	-	-	0.1
Foreign exchange gain	2.1	(0.3)	1.4	(0.2)
Total other (income) expense	(4.9)	8.1	1.2	9.5

Net loss	(54.8)%	(31.1)%	(79.3)%	(30.9	) %

Quarterly Results:

Revenue:
Revenue for the second quarter of fiscal 2009 was $43.3 million, a decrease of $13.0 million, or 23%, from $56.3 million reported in the same period last year and a decrease of $10.8 million, or 20%, from $54.1 million reported in the immediately preceding quarter.

On a segment basis, revenue for the Fiber Optics segment for the second quarter of fiscal 2009 was $28.4 million, a $9.2 million, or 24%, decrease from $37.6 million reported in the same period last year and a decrease of $10.8 million, or 28%, from $39.2 million reported in the preceding quarter.  The decrease in Fiber Optics revenue was primarily due to the impact that the very unfavorable macroeconomic environment has had on our customers.  The Fiber Optics segment represented 66% of the Company's consolidated revenue for the second quarter compared to 67% in the same period last year.

Revenue for the Photovoltaics segment for the second quarter of fiscal 2009 was $14.9 million, a $3.7 million, or 20%, decrease from $18.6 million reported in the same period last year and flat when compared to the preceding quarter.  On a year-over-year basis, and when compared to the preceding quarter, our satellite solar power product lines experienced an increase in revenue while our concentrator photovoltaics (“CPV”) product lines and government service contracts experienced a decrease in revenue.  The Photovoltaics segment represented 34% of the Company's consolidated revenue for the second quarter compared to 33% in the same period last year.

Gross Profit/(Loss):
The consolidated gross loss for the second quarter of fiscal 2009 was $7.0 million, a decrease of $13.6 million from a $6.6 million gross profit reported in the same period last year and a decrease of $8.6 million from a $1.6 million gross profit reported in the preceding quarter.  The consolidated gross margin for the second quarter was negative 16.2% compared to a gross margin of 11.8% reported in the same period last year and 2.9% reported in the preceding quarter.

Fiber Optics gross margin for the second quarter was negative 11.7%, a decrease from a 24.0% gross margin reported in the same period last year and from a negative 1.1% gross margin reported in the preceding quarter.  The decrease in Fiber Optics gross margin was primarily due to unabsorbed overhead expenses due to declining revenues and inventory valuation write-downs that totaled approximately $2.2 million.  The loss was magnified by our efforts to monetize older-generation product inventory as we transition to newer lower cost and more competitive design platforms.

Photovoltaics gross margin for the second quarter of fiscal 2009 was negative 24.7%, a decrease from a negative 12.8% gross margin reported in the same period last year and from 13.6% gross margin reported in the preceding quarter.  The decrease in Photovoltaics gross margin was primarily due to inventory valuation write-downs of approximately $5.6 million associated with earlier versions of our CPV components and systems that have become obsolete due to the introduction of new product platforms.  In addition, gross margins were adversely affected by product warranty accruals associated with our CPV-related business that totaled approximately $1.1 million.

Operating Expenses:
Sales, general, and administrative expenses for the second quarter of fiscal 2009 totaled $12.0 million, a $1.7 million increase from $10.3 million reported in the same period last year and a slight decrease from $12.2 million reported in the preceding quarter.  As a percentage of revenue, quarterly SG&A expenses were 27.6%, an increase from 18.2% in the same period last year and an increase from 22.5% in the preceding quarter.  The increase in SG&A expenses was primarily due to additional amortization expense related to intangible assets acquired from Intel Corporation and an increase in legal and professional fees.

Research and development expenses for the second quarter of fiscal 2009 totaled $6.9 million, a decrease of $2.4 million from $9.3 million reported in the same period last year and a decrease of $1.2 million from $8.1 million reported in the preceding quarter.  As a percentage of revenue, quarterly R&D expenses were 15.9%, a decrease from 16.6% in the same period last year and an increase from 15.0% in the preceding quarter.

Second quarter operating expenses totaled $18.9 million, a decrease of $0.7 million from $19.6 million reported in the same period last year and a decrease of $35.1 million from $54.0 million incurred in the preceding quarter that included non-cash charges related to impairment of goodwill and intangible assets totaling $33.8 million.

Loss:
The consolidated operating loss for the second quarter was $25.9 million, an increase of $12.9 million from an operating loss of $13.0 million reported in the same period last year and a decrease of $26.6 million from an operating loss of $52.5 million reported in the preceding quarter.

Te consolidated net loss for the second quarter was $23.7 million, an increase of $6.2 million from $17.5 million reported in the same period last year and a decrease of $29.7 million from $53.4 million reported in the preceding quarter.  The second quarter net loss per share was $0.30, an increase of $0.03 per share from a net loss of $0.27 per share reported in the same period last year and a decrease of $0.39 per share from a net loss of $0.69 per share reported in the preceding quarter.

First Half Results:

Revenue:
Revenue for the six months ended March 31, 2009 was $97.3 million, a decrease of $5.9 million, or 6%, from $103.2 million reported in the same period last year.

On a segment basis, revenue for the Fiber Optics segment for the six months ended March 31, 2009 was $67.6 million, a $4.0 million, or 6%, decrease from $71.6 million reported in the same period last year.  The decrease in Fiber Optics revenue was primarily due to a significant drop in demand from our customers due to the very unfavorable macroeconomic environment as well as continued pressure on selling prices as we compete to maintain or increase our market share positions.  The Fiber Optics segment represented 69% of the Company's consolidated revenue for both the six months ended March 31, 2009 and 2008.

Revenue for the Photovoltaics segment for the six months ended March 31, 2009 was $29.8 million, a $1.8 million, or 6%, decrease from $31.6 million reported in the same period last year.  On a year-over-year basis, our satellite solar power product lines experienced an increase in revenue while our CPV product lines and government service contracts experienced a decrease in revenue. The Photovoltaics segment represented 31% of the Company's consolidated revenue for the six months ended March 31, 2009 and 2008.

Gross Profit/(Loss):
The consolidated gross loss for the six months ended March 31, 2009 was $5.4 million, a $22.2 million decrease from $16.8 million in gross profit reported in the same period last year.  The consolidated gross margin for the six months ended March 31, 2009 was negative 5.6% compared to a positive 16.2% gross margin reported in the same period last year.

Fiber Optics gross margin for the six months ended March 31, 2009 was negative 5.6%, a decrease from a 23.8% gross margin reported in the same period last year.  The decrease in Fiber Optics gross margin was primarily due to a general decline in average selling prices, especially for the telecom component products, unabsorbed overhead expenses due to inventory valuation write-downs that totaled approximately $7.0 million and declining revenues.

Photovoltaics gross margin for the six months ended March 31, 2009 was negative 5.5%, a decrease from a negative 0.9% gross margin reported in the same period last year.  The decrease in Photovoltaics gross margin was primarily due to inventory valuation write-downs of approximately $6.4 million associated with CPV component and systems product transitions, product warranty accruals associated with the CPV-related business of approximately $1.1 million, lower CPV-related project margins, and unabsorbed overhead expenses associated with the CPV-related business.

Operating Expenses:
Sales, general, and administrative expenses for the six months ended March 31, 2009 totaled $24.1 million, a $2.0 million increase from $22.1 million reported in the same period last year.  As a percentage of revenue, SG&A expenses for the six months ended March 31, 2009 were 24.8%, an increase from 21.4% in the same period last year.  The increase in SG&A expenses was primarily due to additional amortization expense related to intangible assets acquired from Intel Corporation and an increase in legal and professional fees.

Research and development expenses for the six months ended March 31, 2009 totaled $15.0 million, a decrease of $1.7 million from $16.7 million reported in the same period last year.  As a percentage of revenue, R&D expenses for the six months ended March 31, 2009 were 15.4%, a decrease from 16.2% in the same period last year.

As discussed last quarter, the Company performed its annual goodwill impairment test at December 31, 2008 and, based on that analysis, determined that goodwill related to its Fiber Optics segment was fully impaired.  As a result, the Company recorded a non-cash impairment charge of $31.8 million in the first quarter of 2009 and the Company’s balance sheet no longer reflects any goodwill associated with its Fiber Optics segment.   During the fist fiscal quarter, the Company also recorded a $2.0 million non-cash impairment charge related to certain intangible assets acquired from Intel Corporation that were subsequently abandoned.

Operating expenses for the six months ended March 31, 2009 totaled $72.9 million, an increase of $34.0 million from $38.9 million reported in the same period last year.

Loss:
The consolidated operating loss for the six months ended March 31, 2009 was $78.3 million, an increase of $56.2 million from an operating loss of $22.1 million reported in the same period last year.

The consolidated net loss for the six months ended March 31, 2009 was $77.2 million, an increase of $45.3 million from $31.9 million reported in the same period last year.  The net loss per share for the six months ended March 31, 2009 was $0.99, an increase of $0.44 per share, from a net loss of $0.55 per share reported in the same period last year.

Other Income & Expenses

Impairment of investment.  In April 2008, the Company invested approximately $1.5 million in Lightron Corporation, a Korean company that is publicly traded on the Korean Stock Market.  The Company initially accounted for this investment as an available-for-sale security.  Due to the decline in the market value of this investment and the expectation of non-recovery of this investment beyond its current market value, the Company recorded a $0.5 million “other than temporary” impairment loss on this investment as of September 30, 2008 and another $0.4 million “other than temporary” impairment loss on this investment as of December 31, 2008.  During the quarter ended March 31, 2009, the Company sold its interest in Lightron Corporation, via several transactions, for a total of $0.5 million in cash.  The Company recorded a gain on the sale of this investment of approximately $21,000, after consideration of impairment charges recorded in previous periods, and the Company also recorded a foreign exchange loss of $0.1million due to the conversion to Korean Won to U.S. dollars.

Loss from Conversion of Subordinated Notes.  In January 2008, the Company entered into agreements with holders of approximately 97.5%, or approximately $83.3 million of its outstanding 5.50% convertible subordinated notes due 2011 (the "Notes") pursuant to which the holders converted their Notes into the Company's common stock.  In addition, the Company called for redemption of all of its remaining outstanding Notes. Upon conversion of the Notes, the Company issued shares of its common stock, based on a conversion price of $7.01 per share, in accordance with the terms of the Notes. To incentivize certain holders to convert their Notes, the Company made cash payments to such holders equal to 4% of the principal amount of the Notes converted (the “Incentive Payment”), plus accrued interest.  By February 20, 2008, all Notes were redeemed and converted into the Company common stock. As a result of these transactions, 12.2 million shares of the Company common stock were issued.  The Company recognized a loss totaling $4.7 million on the conversion of Notes to equity of which $3.5 million was related to the Incentive Payment and $1.2 million related to the accelerated write-off of capitalized finance charges associated with the convertible notes.

Stock-based expense from tolled options.

Under the terms of the Company’s stock option agreements issued under the Option Plans, employees that have vested and exercisable stock options have 90 days subsequent to the date of their termination to exercise their stock options.  In November 2006, the Company announced that it was suspending its reliance on previously issued financial statements, which in turn caused the Company’s Form S-8 registration statements for shares of common stock issuable under the Option Plans not to be available.  Therefore, employees and terminated employees were precluded from exercising stock options until the Company became compliant with its SEC filings and the registration of the stock option shares was once again effective (the “Blackout Period”).  In April 2007, the Company’s Board of Directors approved a stock option grant “modification” for terminated employees by extending the normal 90-day exercise period after date of termination to a date after which the Blackout Period was lifted.  The Company communicated the terms of the stock option grant modification with its terminated employees in November 2007.  The Company’s Board of Directors approved an extension of the stock option expiration date equal to the number of calendar days during the Blackout Period before such stock option would have otherwise expired (the “Tolling Period”).  Terminated employees were able to exercise their vested stock options beginning on the first day after the lifting of the Blackout Period for a period equal to the Tolling Period.  Approximately 50 terminated employees were impacted by this modification.  All tolled stock options were either exercised or expired by January 29, 2008.

To account for a stock option grant modification, when the rights conveyed by a stock-based compensation award are no longer dependent on the holder being an employee, the award ceases to be accounted for under SFAS 123(R) and becomes subject to the recognition and measurement requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which results in liability classification and measurement of the award.  On the date of modification, stock options that receive extended exercise terms are initially measured at fair value and expensed as if the stock options awards were new grants.   Subsequent changes in fair value are reported in earnings and disclosed in the financial statements as long as the stock options remain classified as liabilities.

During the three months ended December 31, 2007, the Company incurred a non-cash expense of $4.4 million associated with the modification of stock options issued to terminated employees which was calculated using the Black-Scholes option valuation model.  The modified stock options were 100% vested at the time of grant with an estimated life of no greater than 90 days.  When the stock options classified as liabilities were ultimately settled in stock, any gains or losses on those stock options were included in additional paid-in capital.  For unexercised stock options that ultimately expired, the liability was relieved with an offset to income included in current earnings, which totaled approximately $58,000 in January 2008.

Since these modified stock options were issued to terminated employees of the Company, and therefore no services were required to receive this grant and no contractual obligation existed at the Company to issue these modified stock options, the Company concluded it was more appropriate to classify this non-cash expense within “other income and expense” in the Company’s statement of operations.

Gain from sale of investment.  In January 2009, the Company announced that it completed the closing of a two step transaction involving the sale of its remaining interests in the company formerly named WorldWater & Solar Technologies Corporation, now named Entech Solar, Inc. The Company sold its remaining shares of WorldWater Series D Convertible Preferred Stock and warrants to a significant shareholder of both the Company and WorldWater, for approximately $11.6 million, which included additional consideration of $0.2 million as a result of the termination of certain operating agreements with WorldWater.  During the three months ended March 31, 2009, the Company recognized a gain on the sale of this investment of approximately $3.1 million.

Foreign exchange.  The Company recognized a loss on foreign currency exchange of $0.9 million and $1.4 million during the three and six months ended March 31, 2009 primarily due to the Company’s operations in Spain, the Netherlands and China.

Balance Sheet Highlights

During the quarter, the Company made significant progress in strengthening its balance sheet including:

-	a $9.2 million, or 60%, reduction in the amount of bank debt outstanding;

-	a $15.3 million, or 19%, reduction in consolidated gross inventory levels that included declines in both Fiber Optic and Photovoltaic gross inventory levels;

-	a $17.6 million, or 39%, reduction in the amount of accounts payable outstanding.

Liquidity and Capital Resources

The Company incurred a net loss of $77.2 million for the six months ended March 31, 2009, which included a non-cash impairment charge of $33.8 million related to the write-down of goodwill and intangible assets.  Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future.  Although our revenue has increased sequentially over the past several years, in fiscal 2009, we have not been able to sustain historical revenue growth rates due to adverse changes in market and economic conditions.  If we are not able to increase revenue and/or reduce our operating costs, we may not be able to achieve profitability.

As of March 31, 2009, cash, cash equivalents, and restricted cash totaled approximately $11.6 million and working capital totaled $57.5 million.  Historically, the Company has consumed cash from operations.  During the six months ended March 31, 2009, we consumed approximately $30.1 million in cash from operations.  Historically, we have addressed our liquidity requirements through a series of cost reduction initiatives, capital markets transactions and the sale of assets.  Although we expect our operating performance to improve in future periods, we anticipate that the recession in the United States and the global slowdown in economic growth may continue to impose challenges for our business in the near term.

These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management Actions and Plans

Recently, the Company amended the terms of its Loan and Security Agreement with Bank of America that waived the default of certain financial covenants, adjusted certain covenants for future periods, increased the amount of eligible accounts receivable available under the borrowing base formula, increased certain interest rates and fees on loans and letters of credit, and decreased the maximum total loan availability to $14 million. The adjustments to the borrowing base formula and the calculation of eligible accounts receivable are intended to provide the Company with additional borrowing capacity.

As a result of the continuation of very unfavorable macroeconomic conditions, in combination with adverse credit market conditions, the Company has continued to take steps to lower costs and conserve and generate cash. Over the last two fiscal quarters, we have implemented a series of measures intended to align our cost structure with lower revenues including several reductions in the workforce, the temporary furloughing of employees, salary reductions, the elimination of executive and employee merit increases, and the elimination or reduction in certain discretionary expenses.

With respect to measures taken to conserve and generate cash, we have sold our minority ownership positions in Entech Solar, Inc. and Lightron Corp., have significantly lowered our quarterly capital expenditures and improved the management of our working capital.  During the second fiscal quarter, on a consolidated basis, we generated $7.8 million in cash from improved working capital management and, for the quarter, our satellite business generated positive cash flow from operations. In addition, the Company’s Fiber Optics segment generated positive cash flow from operations for the last two months the second quarter.

In addition, the Company continues to pursue and evaluate a number of capital raising alternatives including debt or equity financing, product joint-venture opportunities and the potential sale of certain assets.

Conclusion

These initiatives are intended to conserve or generate cash in response to the deterioration in the global economy so that we can preserve adequate liquidity through the next twelve months.  However, the full effect of many of these actions will not be realized until mid to late 2009, even if they are successfully implemented.  We are committed to exploring all of the initiatives discussed above but there is no assurance that capital markets conditions will improve within that time frame. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above.

Since cash generated from operations and cash on hand are not sufficient to satisfy the Company’s liquidity requirements, we will seek to raise additional cash through an equity financing, additional debt, asset sales or a combination thereof.  Due to the unpredictable nature of the capital markets, additional funding may not be available when needed, or on terms acceptable to us.  If adequate funds are not available or not available on acceptable terms, our ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited.  Such a limitation could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flow.

Cash Flow

Cash Used for Operations

For the six months ended March 31, 2009, net cash used by operating activities totaled approximately $30.6 million, which represents an increase of $1.6 million from $29.0 million in cash used by operating activities for the six months ended March 31, 2008.

For the six months ended March 31, 2009, cash usage was primarily due the Company’s net loss of $77.2 million and an increase in working capital of approximately $5.9 million.  The net increase in working capital was primarily due to a decrease in accounts receivable of $7.9 million, a decrease in inventory of $11.0 million, a decrease in other assets of $2.9 million, and a net decrease in accounts payable, accrued expenses and other liabilities of $27.7 million.  Non-cash adjustments used to reconcile net loss to net cash used in operating activities included impairment of goodwill and intangible assets of $33.8 million, $8.5 million related to depreciation and amortization expense, $6.3 million related to inventory reserve adjustments, $3.6 million related to stock-based expense, $2.7 million related to an increase in the provision for doubtful accounts, and $3.1 million related to gain on the sale of investments.

For the six months ended March 31, 2008, cash usage was primarily due the Company’s net loss of $31.9 million and an increase in working capital of approximately $10.3 million.  The increase in working capital was primarily due to an increase in accounts receivable of approximately $14.7 million, a decrease in inventory of approximately $4.5 million, an increase in other assets of $1.3 million, and a net increase in accounts payable, accrued expenses and other liabilities of $1.2 million.  Non-cash adjustments used to reconcile net loss to net cash used in operating activities included $7.0 million related to stock-based expense, $4.8 million related to depreciation and amortization expense, and $1.2 million related to a loss from convertible subordinated notes.

Net Cash Used for Investing Activities

For the six months ended March 31, 2009, net cash provided by investing activities totaled $14.0 million, which represents an increase of $75.4 million from $61.4 million in cash used for investing activities for the six months ended March 31, 2008.  Changes in cash flow from investing activities consisted primarily of:

-
The Company decreased spending on capital expenditures.  For the six months ended March 31, 2009, capital expenditures totaled $1.1 million, which represents a decrease of $8.5 million from $9.6 million of capital expenditures for the six months ended March 31, 2008.

-	During the six months ended March 31, 2008, the Company received $1.2 million from an insurance recovery.

-	During the six months ended March 31, 2009, the Company received $11.0 million from the sale of the Company’s investment in Entech Solar, Inc.

-	During the six months ended March 31, 2008, the Company paid $75.5 million related to the purchase of assets from Intel Corporation.

-
Proceeds from the net sale of securities deceased $21.1 million year-over-year.  For the six months ended March 31, 2009, net sales of available-for-sale securities totaled $2.7 million.  For the six months ended March 31, 2008, net sales of available-for-sale securities totaled $23.8 million.

Net Cash Provided by Financing Activities

For the six months ended March 31, 2009, net cash provided by financing activities totaled $7.7 million, which represents a decrease of $93.3 million from $101.0 million in cash provided by financing activities for the six months ended March 31, 2008.  Changes in cash flow from financing activities consisted primarily of:

-	During the six months ended March 31, 2009, net borrowings on line of credit totaled $6.2 million and net proceeds from long-term debt totaled $0.9 million.

-	For the six months ended March 31, 2009, net proceeds from a private placement of common stock and warrants totaled $93.8 million.

-	For the six months ended March 31, 2008, the Company received approximately $6.8 million from the exercise of stock options.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments over the next five years are summarized in the table below:

		Fiscal Years
As of March 31, 2009 (in thousands)	Total	2009	2010 to 2011	2012 to 2013	2014 and later

Operating lease obligations	$9,397	$1,007	$3,762	$1,854	$2,774
Line of credit	6,202	6,202	-	-	-
Long-term debt	888	-	888	-	-
Firm commitments	41,054	35,517	441	5,096	-
Total contractual cash obligations and commitments	$57,541	$42,726	$5,091	$6,950	$2,774

Operating leases - Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties.

Line of Credit - In September 2008, the Company closed a $25 million asset-backed revolving credit facility with Bank of America which can be used for working capital, letters of credit and other general corporate purposes.  The credit facility matures in September 2011 and is secured by virtually all of the Company’s assets.  The credit facility, which incorporates a prime-based borrowing mechanism, is subject to a borrowing base formula based on eligible accounts receivable.

As of March 31, 2009, under the borrowing base formula, the Company had the ability to borrow up to $9.1 million against this credit facility and had a $6.2 million prime rate loan outstanding, with an interest rate of 5.25%, and approximately $1.1 million in standby letters of credit outstanding.

The facility is also subject to certain financial covenants.  For the three months ended December 31, 2008, the Company did not meet the requirements under the EBITDA financial covenant and for the three months ended March 31, 2009, the Company did not meet the requirements under the Fixed Charge Coverage Ratio and EBITDA financial covenants.  Over the last several months, the Company has entered into multiple amendments to the credit facility with Bank of America which has, among other things: (i) increased the amount of eligible accounts receivable under the borrowing base formula, (ii) waived certain events of default of financial covenants by the Company, (iii) decreased the total maximum loan availability amount to $14 million, (iv) increased applicable interest rates with respect to loans and letters of credit, and (v) adjusted certain financial covenants.   The adjustments to the borrowing base formula and the calculation of eligible accounts receivable are intended to provide the Company with access to more liquidity for working capital purposes.

Long-term Debt - In December 2008, the Company borrowed $0.9 million from UBS that is collateralized with $1.4 million of auction rate securities.  The average interest rate on the loan is approximately 1.3% and the term of the loan is dependant upon the timing of the settlement of the auction rate securities with UBS which is expected to occur by June 2010 at 100% par value.

As of March 31, 2009, the Company had eight standby letters of credit issued and outstanding which totaled approximately $2.0 million, of which $1.1 million was issued against the Company’s credit facility.  The remaining balance of $0.9 million is collateralized with financial institutions and listed on the Company’s balance sheet as restricted cash.

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

Interest Rates. We maintain an investment portfolio in a variety of high-grade, short-term debt and money market instruments that includes auction-rate securities. As a result, our future investment income may be less than expected because of changes in interest rates, or we may suffer losses in principal if forced to sell securities that have experienced a decline in market value because of changes in interest rates.  The Company does not currently hedge its interest rate exposure.

Credit Market Conditions

Recently, the U.S. and global capital markets have been experiencing unprecedented conditions, particularly in the credit markets, as evidenced by tightening of lending standards, reduced availability of credit, and reductions in certain asset values.  This could impact the Company’s ability to raise additional cash through debt or equity financing or asset sales.

Auction Rate Securities

Historically, the Company has invested in securities with an auction reset feature (“auction rate securities”).  In February 2008, the auction market failed for the Company’s auction rate securities, which resulted in the Company being unable to sell its investments in auction rate securities.  As of September 30, 2008, the Company had approximately $3.1 million invested in auction rate securities.

During the three months ended December 31, 2008, the Company entered into agreements with its investment brokers for the settlement of auction rate securities at 100% par value, of which $1.7 million was settled at 100% par value in November 2008.  The remaining $1.4 million of auction rate securities is expected to be settled by June 2010 and it is classified as a long-term asset based on its expected settlement date.  In December 2008, the Company borrowed $0.9 million from its investment broker, using its remaining $1.4 million in auction rate securities as collateral, which is classified as long-term debt.  Since the Company believes that it will receive full value of its remaining $1.4 million securities, we have not recorded any impairment on these investments as of March 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.  The Company does not believe it has a potential liability related to current legal proceedings and claims that could individually, or in the aggregate, have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any legal matters or should several legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.  During fiscal 2008, the Company settled certain matters that did not individually, or in the aggregate, have a material impact on the Company’s results of operations.

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

A motion to approve an agreement among the parties to settle the matter, reflected in a stipulation of compromise and settlement, was filed with the U.S. District Court for the District of New Jersey on December 3, 2007.   The Court granted the motion for preliminary approval of the settlement on January 3, 2008, and, at a hearing held on March 28, 2008, the Court issued an order giving final approval to the settlement.   The settlement has become final and effective upon the expiration of the appeal period on April 30, 2008.  Thus, the settlement is now binding on all parties and represents a final settlement of both the Federal Court Action and the State Court Actions.  For additional information regarding this matter, please see EMCORE’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

b) Intellectual Property Lawsuits

We protect our proprietary technology by applying for patents where appropriate and, in other cases, by preserving the technology, related know-how and information as trade secrets. The success and competitive position of our product lines are significantly impacted by our ability to obtain intellectual property protection for our R&D efforts.

We have, from time to time, exchanged correspondence with third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes. Additionally, on September 11, 2006, we filed a lawsuit against Optium Corporation, currently part of Finisar Corporation (Optium) in the U.S. District Court for the Western District of Pennsylvania for patent infringement. In the suit, the Company and JDS Uniphase Corporation (JDSU) allege that Optium is infringing on U.S. patents 6,282,003 and 6,490,071 with its Prisma II 1550nm transmitters. On March 14, 2007, following denial of a motion to add additional claims to its existing lawsuit, the Company and JDSU filed a second patent suit in the same court against Optium alleging infringement of JDSU's patent 6,519,374 ("the '374 patent").  On March 15, 2007, Optium filed a declaratory judgment action against the Company and JDSU. Optium sought in this litigation a declaration that certain products of Optium do not infringe the '374 patent and that the patent is invalid, but the District Court dismissed the action on January 3, 2008 without addressing the merits. The '374 patent is assigned to JDSU and licensed to the Company.

On December 20, 2007, the Company was served with a complaint in another declaratory relief action which Optium had filed in the Federal District Court for the Western District of Pennsylvania.  This action seeks to have U.S. patents 6,282,003 and 6,490,071 declared invalid or unenforceable because of certain conduct alleged to have occurred in connection with the grant of these patents.  These allegations are substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  On August 11, 2008, both actions pending in the Western District of Pennsylvania were consolidated before a single judge, and a trial date of October 19, 2009 was set.  On February 18, 2009, the Company’s motion for a summary judgment dismissing Optium’s declaratory relief action was granted, and on March 11, 2009, the Company was notified that Optium intended to file an appeal of this order.

c) Avago-related Litigation

On July 15, 2008 the Company was served with a complaint filed by Avago Technologies and what appear to be affiliates thereof in the United States District Court for the Northern District of California, San Jose Division (Avago Technologies U.S., Inc., et al., Emcore Corporation, et al., Case No.:  C08-3248 JW).  In this complaint, Avago asserts claims for breach of contract and breach of express warranty against Venture Corporation Limited (one of the Company’s customers) and asserts a tort claim for negligent interference with prospective economic advantage against the Company

On December 5, 2008, EMCORE was also served with a complaint by Avago Technologies filed in the United States District Court for the Northern District of California, San Jose Division alleging infringement of two patents by the Company’s VCSEL products. (Avago Technologies Singapore et al., Emcore Corporation, et al., Case No.:  C08-5394 EMC)

On March 5, 2009, the Company was notified that, based on a complaint filed by Avago alleging the same patent infringement that formed the basis of the complaint previously filed in the Northern District of California, the U.S. International Trade Commission had determined to begin an investigation titled “In the Matter of Certain Optoelectronic Devices, Components Thereof and Products Containing the Same”, Inv. No. 337-TA-669.

The Company intends to vigorously defend against the allegations of all of the Avago complaints.

d) Green and Gold related litigation

On December 23, 2008, Plaintiffs Maurice Prissert and Claude Prissert filed a purported stockholder class action (the “Prissert Class Action”) pursuant to Federal Rule of Civil Procedure 23 allegedly on behalf of a class of Company shareholders against the Company and certain of its present and former directors and officers (the “Individual Defendants”) in the United States District Court for the District of New Mexico captioned, Maurice Prissert and Claude Prissert v. EMCORE Corporation, Adam Gushard, Hong Q. Hou, Reuben F. Richards, Jr., David Danzilio and Thomas Werthan, Case No. 1:08cv1190 (D.N.M.).  The Complaint alleges that Company and the Individual Defendants violated certain provisions of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, arising out of the Company’s disclosure regarding its customer Green and Gold Energy (“GGE”) and the associated backlog of GGE orders with the Company’s Photovoltaics business segment.  The Complaint in the Class Action seeks, among other things, an unspecified amount of compensatory damages and other costs and expenses associated with the maintenance of the Action.

On February 12, 2009, the Company became aware of a second stockholder class action filed in the United States District Court for the District of New Mexico against the same defendants named in the Prissert Class Action, based on the substantially the  same facts and circumstances, containing substantially the same allegations and seeking substantially the same relief.

On January 23, 2009, Plaintiff James E. Stearns filed a purported stockholder derivative action (the “Stearns Derivative Action) on behalf of the Company against certain of its present and former directors and officers (the “Individual Defendants”), as well as the Company as nominal defendant in the Superior Court of New Jersey, Atlantic County, Chancery Division (James E. Stearns, derivatively on behalf of  EMCORE Corporation v. Thomas J. Russell, Robert Bogomolny, Charles Scott, John Gillen, Reuben F. Richards, Jr., Hong Q. Hou, Adam Gushard, David Danzilio and Thomas Werthan, Case No. Atl-C-10-09).  This action is based on essentially the same factual contentions as the Class Action, and alleges that the Individual Defendants engaged in improprieties and violations of law in connection with the reporting of the GGE backlog.  The Derivative Action seeks several forms of relief, allegedly on behalf of the Company, including, among other things, damages, equitable relief, corporate governance reforms, an accounting of, rescission of, restitution of, and costs and disbursements of the lawsuit.

On March 11, 2009, Plaintiff Gary Thomas filed a second purported shareholder derivative action (the “Thomas Derivative Action”; together with the Stearns Derivative Action, the “Derivative Actions”) in the US. District Court for the District of New Mexico against the Company and certain of  the Individual Defendants (Gary Thomas, derivatively on behalf of  EMCORE Corporation v. Thomas J. Russell, Robert Bogomolny, Charles Scott, John Gillen, Reuben F. Richards, Jr., Hong Q. Hou, and EMCORE Corporation, Case No. 1.09-cv-00236, D.N.M.).  The Thomas Derivative Action makes the same allegations as the Stearns Derivative Action and seeks essentially the same relief.

The Company intends to vigorously defend against the allegations of both the Class Actions and the Derivative Action.

e) Securities Matters

•
SEC Communications. On or about August 15, 2008, the Company received a letter from the Denver office of the Enforcement Division of the Securities and Exchange Commission wherein it sought EMCORE's voluntary production of documents relating to, among other things, the Company's business relationship with Green and Gold Energy, Inc., its licensees, and the photovoltaic backlog the Company reported to the public.  Since that time, the Company has provided documents to the staff of the SEC and met with the staff on December 12, 2008 to address this matter.

•
NASDAQ Communication. On or about November 13, 2008, the Company received a letter from the NASDAQ Listings Qualifications group (“NASDAQ”) concerning the Company's removal of $79 million in backlog attributable to GGE which the Company announced on August 8, 2008 and the remaining backlog exclusive of GGE. The Company advised NASDAQ that it would cooperate with its inquiry, and has complied with the NASDAQ request for information.  On February 11, 2009, the Company received a letter requesting additional information, with which the Company has complied, and on April 28, 2009, the Company received a third letter requesting further additional information, with which the Company intends to comply.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2009 Annual Meeting of Shareholders on April 30, 2009.

-
The Company’s shareholders reelected Mr. John Gillen to the Board of Directors for a term of three years (expiring in 2012). The total shares voted for the election of Mr. Gillen was 52,060,308 and the total shares withheld totaled 4,288,285.

-	The Company’s shareholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company as follows:

For:                         55,157,675 shares
Against:                 958,617 shares
Abstain:                 232,301 shares

-	The Company’s shareholders approved an increase in the number of shares reserved for issuance under the Company’s 2000 Employee Stock Purchase Plan

For:                         31,991,930 shares
Against:                 1,232,162 shares
Abstain:                 141,037 shares

Broker non-votes totaled 22,983,464 shares.

-	The Company’s shareholders approved an increase in the number of shares reserved for issuance under the Company’s 2000 Stock Option Plan

For:                         28,263,264 shares
Against:                 4,954,685 shares
Abstain:                 147,179 shares

Broker non-votes totaled 22,983,465 shares.

ITEM 5.  OTHER INFORMATION

On April 30, 2009, the Company entered into an amendment with Bank of America that provided a waiver of events of default through March 31, 2009.  This amendment was included as an exhibit to a Current Report on Form 8-K that was filed with the SEC on May 6, 2009.

ITEM 6.  EXHIBITS

Exhibit No.	Description

10.1	EMCORE Corporation 2000 Stock Option Plan, as amended and restated on April 30, 2009 (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on May 6, 2009).
10.2
EMCORE Corporation 2000 Employee Stock Purchase Plan, as amended and restated on April 30, 2009 (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K filed on May 6, 2009).

10.3
Third Amendment to the Loan and Security Agreement with Bank of America, N.A., dated April 30, 2009 (incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K filed on May 6, 2009).

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

EMCORE CORPORATION

Date: May 11, 2009	By: /s/ Hong Q. Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2009	By: /s/ John M, Markovich
John M. Markovich
Chief Financial Officer (Principal Financial and Accounting Officer)