Form 10-Q
period 2009-06-30
EMCORE CORP
filed 2009-08-17
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

The number of shares outstanding of the registrant’s no par value common stock as of August 11, 2009 was 80,704,650.

EMCORE Corporation
FORM 10-Q
For the Quarterly Period Ended June 30, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended June 30, 2009 and 2008
(in thousands, except loss per share)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Product revenue	$37,190	$72,027	$129,076	$169,713
Service revenue	1,299	3,475	6,753	8,955
Total revenue	38,489	75,502	135,829	178,668

Cost of product revenue	39,880	60,727	138,666	143,439
Cost of service revenue	1,037	1,129	5,007	4,832
Total cost of revenue	40,917	61,856	143,673	148,271

Gross (loss) profit	(2,428)	13,646	(7,844)	30,397

Operating expenses:
Selling, general, and administrative	10,914	13,906	35,039	36,032
Research and development	5,654	11,382	20,655	28,132
Impairments	27,000	-	60,781	-
Total operating expenses	43,568	25,288	116,475	64,164

Operating loss	(45,996)	(11,642)	(124,319)	(33,767)

Other (income) expense:
Interest income	(3)	(124)	(83)	(778)
Interest expense	105	-	443	1,580
Impairment of investment	-	-	366	-
Loss from conversion of subordinated notes	-	-	-	4,658
Stock–based expense from tolled options	-	-	-	4,316
Gain from sale of investments	-	(3,692)	(3,144)	(3,692)
Loss on disposal of equipment	-	-	-	86
Foreign exchange (gain) loss	(745)	(104)	635	(302)
Total other (income) expense	(643)	(3,920)	(1,783)	5,868

Net loss	$(45,353)	$(7,722)	$(122,536)	$(39,635)

Foreign exchange translation adjustment	(131)	82	353	(5)

Comprehensive loss	$(45,484)	$(7,640)	$(122,183)	$(39,640)

Per share data:
Basic and diluted per share data:
Net loss	$(0.57)	$(0.10)	$(1.56)	$(0.62)

Weighted-average number of basic and diluted shares outstanding	79,700	76,582	78,632	64,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of June 30, 2009 and September 30, 2008
(In thousands)
(unaudited)
	June 30, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,386	$18,227
Restricted cash	366	1,854
Available-for-sale securities	1,400	2,679
Accounts receivable, net of allowance of $7,320 and $2,377, respectively	41,892	60,313
Inventory, net	39,503	64,617
Prepaid expenses and other current assets	4,424	7,100

Total current assets	96,971	154,790

Property, plant, and equipment, net	57,695	83,278
Goodwill	20,384	52,227
Other intangible assets, net	13,539	28,033
Investments in unconsolidated affiliates	-	8,240
Available-for-sale securities, non-current	-	1,400
Long-term restricted cash	163	569
Other non-current assets, net	802	741

Total assets	$189,554	$329,278

LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$4,984	$-
Short-term debt	889	-
Accounts payable	21,861	52,266
Accrued expenses and other current liabilities	23,909	23,290

Total liabilities	51,643	75,556

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized, no shares outstanding	-	-
Common stock, no par value, 200,000 shares authorized, 80,647 shares issued and 80,488 outstanding at June 30, 2009; 77,920 shares issued and 77,761 shares outstanding at September 30, 2008	686,392	680,020
Accumulated deficit	(547,300)	(424,764)
Accumulated other comprehensive income	902	549
Treasury stock, at cost; 159 shares as of June 30, 2009 and September 30, 2008	(2,083)	(2,083)

Total shareholders’ equity	137,911	253,722

Total liabilities and shareholders’ equity	$189,554	$329,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
 For the nine months ended June 30, 2009 and 2008
 (in thousands)
(unaudited)
	Nine Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(122,536)	$(39,635)
Adjustments to reconcile net loss to net cash used for operating activities:
Impairments	60,781	-
Stock-based compensation expense	4,975	8,705
Depreciation and amortization expense	12,862	8,992
Provision for obsolete and excess inventory	14,934	2,427
Provision for doubtful accounts	4,818	167
Provision for losses on firm commitments	6,524	-
Impairment of investment	366	-
Loss on disposal of equipment	152	86
Compensatory stock issuances	438	1,648
Gain from sale of investments	(3,144)	(3,692)
Reduction of note receivable due for services received	-	390
Accretion of loss from convertible subordinated notes	-	41
Loss from convertible subordinated notes	-	1,169
Total non-cash adjustments	102,706	19,933

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	13,472	(30,135)
Inventory	10,201	8,132
Prepaid expenses and other current assets	2,577	(1,674)
Other assets	(684)	(542)
Accounts payable	(30,494)	14,066
Accrued expenses and other current liabilities	(5,761)	(6,004)
Total change in operating assets and liabilities	(10,689)	(16,157)

Net cash used in operating activities	(30,519)	(35,859)

Cash flows from investing activities:
Purchase of plant and equipment	(1,182)	(15,028)
Proceeds from insurance recovery on equipment	-	1,189
Proceeds from sale of unconsolidated affiliates	11,017	6,540
Investment in unconsolidated affiliates	-	(1,503)
Purchase of business	-	(75,779)
Proceeds from (funding of) restricted cash	1,893	(874)
Purchase of available-for-sale securities	-	(7,000)
Sale of available-for-sale securities	2,679	32,806

Net cash provided by (used in) investing activities	14,407	(59,649)

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows - continued
 For the nine months ended June 30, 2009 and 2008
 (in thousands)
(unaudited)

	Nine Months Ended June 30,
	2009	2008

Cash flows from financing activities:
Proceeds from borrowings from credit facility	$88,771	$-
Payments on borrowings from credit facility	(83,787)	-
Proceeds from borrowing - long-term and short-term debt	911	-
Payments on borrowings - long-term and short-term debt	(22)	-
Proceeds from private placement of common stock and warrants, net of issuance costs	-	93,692
Payments on capital lease obligations	-	(11)
Proceeds from exercise of stock options	32	6,960
Proceeds from employee stock purchase plan	894	723

Net cash provided by financing activities	6,799	101,364

Effect of foreign currency	472	176

Net (decrease) increase in cash and cash equivalents	(8,841)	6,032

Cash and cash equivalents, beginning of period	18,227	12,151

Cash and cash equivalents, end of period	$9,386	$18,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$511	$3,314

Cash paid for income taxes	$-	$-

NON-CASH DISCLOSURE
Issuance of common stock for purchase of business	1,183	36,085

Issuance of common stock for conversion of subordinated notes	-	85,428

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented.  Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2008 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of the Company’s financial position, operating results, risk factors and other matters, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

We have evaluated subsequent events, as defined by Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events, through the date that the financial statements were issued on August 17, 2009.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.   The accounting estimates that require our most significant, difficult, and subjective judgments include the valuation of inventory, goodwill, intangible assets, and stock-based compensation and the assessment of recovery of long-lived assets.

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

Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) are calculated by dividing net earnings (loss) applicable to common stock by the weighted average number of common stock shares outstanding for the period.  For the three and nine months ended June 30, 2009, stock options representing 8,005,209 and 7,757,597 shares of common stock, respectively, and 1,400,003 warrants for both periods were excluded from the computation of diluted earnings per share since the Company incurred a net loss for these periods and any effect would have been anti-dilutive.  For the three and nine months ended June 30, 2008, stock options representing 3,800,327 and 5,134,376 shares of common stock, respectively, and 1,400,003 warrants for both periods were excluded from the computation of diluted earnings per share since the Company incurred a net loss for these periods and any effect would have been anti-dilutive.

Impairment of Long-lived Assets

During the three months ended June 30, 2009, the Company performed an evaluation of its Fiber Optics segment assets for impairment.  The impairment test was triggered by a determination that it was more likely than not that certain assets would be sold or otherwise disposed of before the end of their previously estimated useful lives.  As a result of the evaluation, it was determined that an impairment existed, and a charge of $27.0 million was recorded to write down the long-lived assets to estimated fair value, which was determined based on a combination of guideline public company comparisons and discounted estimated future cash flows.

The current adverse economic conditions had a significant negative effect on the Company’s assessment of the fair value of the Fiber Optics segment assets.  The impairment charge primarily resulted from the combined effect of the current slowdown in product orders and lower pricing exacerbated by currently high discount rates used in estimating fair values and the effects of recent declines in market values of debt and equity securities of comparable public companies. This impairment charge in combination with other non-cash charges will not cause the Company to be in default under any of its financial covenants associated with its credit facility nor will it have a material adverse impact on the Company’s liquidity position or cash flows.

See Note 9, Goodwill and Intangible Assets, for more information on the impairment charges recorded by the Company in response to unfavorable macroeconomic conditions.

Liquidity Matters

The Company incurred a net loss of $122.5 million for the nine months ended June 30, 2009, which included a non-cash impairment charge of $60.8 million related to the write-down of fixed assets, goodwill and intangible assets associated with the Company’s Fiber Optics segment.  The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to reduce or eliminate its net losses for the foreseeable future.  Although total revenue has increased sequentially over the past several years, the Company has not been able to sustain historical revenue growth rates in 2009 due to material adverse changes in market and economic conditions.  If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

As of June 30, 2009, cash, cash equivalents, and restricted cash totaled approximately $9.9 million and working capital totaled $45.3 million.  Historically, the Company has consumed cash from operations.  During the nine months ended June 30, 2009, it consumed approximately $30.5 million in cash from operations.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management Actions and Plans

Historically, management has addressed liquidity requirements through a series of cost reduction initiatives, capital markets transactions and the sale of assets.  Management anticipates that the recession in the United States and internationally may continue to impose formidable challenges for the Company’s businesses in the near term. Recently, the Company amended the terms of its asset-backed revolving credit facility with Bank of America that included the granting of waivers for prior covenant violations.  Although the total amount of available credit under the credit facility has been reduced from $25 million at September 30, 2008 to $14 million, the amendments addressed a modification of the borrowing base calculation which generally has resulted in higher borrowing capacity against any given schedule of accounts receivable.  The Company has also continued to take steps to lower costs and to conserve and generate cash.  Over the past year, management has implemented a series of measures and continues to evaluate opportunities intended to align the Company’s cost structure with its current revenue forecasts which has included several workforce reductions, salary reductions, the elimination of executive and employee merit increases, and the elimination or reduction of certain discretionary expenses.

With respect to measures taken to generate cash, the Company sold its minority ownership positions in Entech Solar, Inc. and Lightron Corporation earlier in the fiscal year.  The Company has also significantly lowered its quarterly capital expenditures and improved the management of its working capital.  During the third fiscal quarter, the Company lowered its net inventory by approximately 17% and achieved positive operating income within the Company’s space solar business.

In addition, the Company continues to pursue and evaluate a number of capital raising alternatives including debt and/or equity financings, product joint-venture opportunities and the potential sale of certain assets.

Conclusion

These initiatives are intended to conserve or generate cash in response to the deterioration in the global economy so that we can be assured of adequate liquidity through the next twelve months.  However, the full effect of many of these actions may not be realized until late in calendar year 2009, even if they are successfully implemented.  We are committed to exploring all of the initiatives discussed above but there is no assurance that capital market conditions will improve within that time frame. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since cash generated from operations and cash on hand are not sufficient to satisfy the Company’s liquidity requirements, we will seek to raise additional cash through equity financing, additional debt, asset sales or a combination thereof.  Due to the unpredictable nature of the capital markets, additional funding may not be available when needed, or on terms acceptable to us.  If adequate funds are not available or not available on acceptable terms, our ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited.  Such a limitation could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flow.

Restatements

The Company identified an error in the classification of service and product revenues and related costs of revenue in the condensed consolidated statements of operations for the quarters ended in fiscal 2008.  The following table reflects the effects of the restatement on the condensed consolidated statements of operations for the quarter and nine-month period ended June 30, 2008. These misclassifications did not have an impact on the Company’s consolidated gross profit, operating loss, or net loss.

(in thousands)	Three Months Ended June 30, 2008			Nine Months Ended June 30, 2008
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated

Product revenue	$71,934	$93	$72,027	$164,695	$5,018	$169,713
Service revenue	3,568	(93)	3,475	13,973	(5,018)	8,955
Total revenue	75,502	-	75,502	178,668	-	178,668

Cost of product revenue	61,767	(1,040)	60,727	139,212	4,227	143,439
Cost of service revenue	89	1,040	1,129	9,059	(4,227)	4,832
Total cost of revenue	61,856	-	61,856	148,271	-	148,271

Gross profit	$13,646	$-	$13,646	$30,397	$-	$30,397

The Company also identified errors in the condensed consolidated statements of cash flows for the quarters ended in fiscal 2008. In particular, provision for obsolete and excess inventory was not appropriately classified as a reconciling item to reconcile net loss to net cash used for operating activities.  In addition, certain other assets and accounts receivable were improperly classified as reconciling items to reconcile net loss to net cash used for operating activities. The following table reflects the effects of the restatement on the condensed consolidated statements of cash flows for the nine-month period ended June 30, 2008. These misclassifications did not have an impact on net cash used in operating activities.

	June 30, 2008
	As previously reported	Adjustment	As restated
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	$9,509	$(517)	$8,992
Provision for obsolete and excess inventory	-	2,427	2,427
Provision for doubtful accounts	204	(37)	167

Total non-cash adjustments	18,061	1,873	19,933

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(30,172)	37	(30,135)
Inventory	10,559	(2,427)	8,132
Other assets	(1,059)	517	(542)

Total change in operating assets and liabilities	(14,284)	(1,873)	(16,157)

Net cash used in operating activities	(35,859)	-	(35,859)

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

SFAS 168 - In June 2009, the FASB issued SFAS 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is prospectively effective for financial statements for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 on October 1, 2009 will not impact the Company’s results of operations or financial condition, but it will affect the reference of accounting pronouncements in future disclosures.

FSP 142-3 - In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets.  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of intangible assets under FASB Statement No. 141, Business Combinations.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Management is currently assessing the potential impact that the adoption of FSP 142-3 could have on the Company’s financial statements in fiscal 2010.

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

Recently Adopted Accounting Pronouncement:

SFAS 165 - In June 2009, the FASB issued SFAS 165, Subsequent Events, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  In particular, SFAS 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is prospectively effective for financial statements issued for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 on June 30, 2009 did not impact the Company’s results of operations or financial condition.  See Note 1, Basis of Presentation, for related footnote disclosure.

NOTE 3.  Equity

Stock Options

The Company provides long-term incentives to eligible officers, directors, and employees in the form of stock options.  Most of the stock options vest and become exercisable over four to five years and have a contractual life of ten years. The Company maintains two stock option plans: the 1995 Incentive and Non-Statutory Stock Option Plan (“1995 Plan”) and the 2000 Stock Option Plan (“2000 Plan” and, together with the 1995 Plan, the “Option Plans”). The 1995 Plan authorizes the grant of options up to 2,744,118 shares of the Company's common stock. On April 30, 2009, the Company’s shareholders approved an increase in the number of shares reserved for issuance under the 2000 Plan from 12,850,000 to 15,850,000 shares of the Company’s common stock.  As of June 30, 2009, no options were available for issuance under the 1995 Plan and 4,100,776 options were available for issuance under the 2000 Plan.  Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.  The Company issues new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan.

The following table summarizes the activity under the Option Plans for the nine months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2008	8,929,453	$6.57	8.22
Granted	615,439	1.25
Exercised	(10,675)	3.02
Forfeited	(902,539)	7.19
Cancelled	(526,673)	4.51

Outstanding as of June 30, 2009	8,105,005	$6.28	7.53

Exercisable as of June 30, 2009	3,747,079	$5.81	6.26

As of June 30, 2009 there was approximately $9.0 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the Option Plans. This expense is expected to be recognized over an estimated weighted average life of 2.9 years.

Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option’s exercise price and the underlying stock price.  There were no stock options exercised during the three months ended June 30, 2009.  The total intrinsic value related to stock options exercised during the nine months ended June 30, 2009 was approximately $10,000.  The total intrinsic value related to stock options exercised during the three and nine months ended June 30, 2008 was approximately $0.3 million and $11.5 million, respectively.  There was no intrinsic value related to fully vested and expected to vest stock options as of June 30, 2009 and no intrinsic value related to exercisable stock options as of June 30, 2009.

	Number of Stock Options Outstanding			Options Exercisable
Exercise Price of Stock Options	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
>=$1.00 to <$5.00	2,326,974	6.21	$2.89	1,625,748	$2.96
>=$5.00 to <$10.00	5,643,111	8.17	7.40	2,024,211	7.41
>$10.00	134,920	3.71	17.74	97,120	20.18
TOTAL	8,105,005	7.53	$6.28	3,747,079	$5.81

Stock-based compensation expense is measured at the stock option grant date, based on the fair value of the award, over the requisite service period.  As required by SFAS 123(R), Share-Based Payment (revised 2004), management has made an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest.

The effect of recording stock-based compensation expense during the three and nine months ended June 30, 2009 and 2008 was as follows:

(in thousands, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Stock-based compensation expense by award type:
Employee stock options	$1,072	$1,555	$4,413	$4,035
Employee stock purchase plan	206	186	562	354
Former employee stock options tolled	-	-	-	4,316
Total stock-based compensation expense	$1,278	$1,741	$4,975	$8,705

Net effect on net loss per basic and diluted share	$(0.02)	$(0.02)	$(0.06)	$(0.14)

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

Valuation Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The weighted-average grant date fair value of stock options granted during the three and nine months ended June 30, 2009 was $1.30 and $1.25, respectively.  The weighted-average grant date fair value of stock options granted during the three and nine months ended June 30, 2008 was $8.23 and $7.79, respectively.

Black-Scholes Weighted-Average Assumptions	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Stock Options:
Expected dividend yield	-%	-%	-%	-%
Expected stock price volatility	147.7%	72.3%	187.6%	80.8%
Risk-free interest rate	2.4%	2.9%	2.4%	2.9%
Expected term (in years)	6.2	6.2	5.8	5.6
Estimated pre-vesting forfeitures	31.9%	23.3%	31.9%	23.3%

	Jan 1, 2009 – Jun 30, 2009	Jul 1, 2008 – Dec 31, 2008	Jan 1, 2008 – Jun 30, 2008
Employee Stock Purchase Plan:
Expected dividend yield	-%	-%	-%
Expected stock price volatility	112.0%	74.1%	66.4%
Risk-free interest rate	0.3%	2.1%	3.3%
Expected term	6 months	6 months	6 months

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

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Board of Directors to issue up to 5,882,352 shares of preferred stock upon such terms and conditions having such rights, privileges, and preferences as the Board of Directors may determine.  As of June 30, 2009 and September 30, 2008, no shares of preferred stock were issued or outstanding.

Warrants

As of June 30, 2009 and September 30, 2008, the Company had 1,400,003 warrants outstanding from the private placement transaction that closed on February 15, 2008.   The warrants grant the holder the right to purchase one share of the Company’s common stock at a price of $15.06 per share.  The warrants are immediately exercisable and remain exercisable for a period of 5 years from the closing date.

Employee Stock Purchase Plan

In fiscal 2000, the Company adopted an Employee Stock Purchase Plan (“ESPP”). The ESPP provides employees of the Company an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning the first business day of January and July of each year. The purchase price is set at 85% of the average high and low market price of the Company's common stock on either the first or last day of the participation period, whichever is lower, and contributions are limited to the lower of 10% of an employee's compensation or $25,000.  In November 2006 through December 2007, the Company suspended the ESPP due to its review of historical stock option granting practices.  The Company reinstated the ESPP on January 1, 2008.  On April 30, 2009, the Company’s shareholders approved an increase in the number of shares reserved for issuance under the ESPP from 2.0 million to 4.5 million shares.  The Company issues new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan. The amounts of shares issued for the ESPP are as follows:

	Number of Common Stock Shares	Purchase Price per Share of Common Stock

Amount of shares reserved for the ESPP	4,500,000

Number of shares issued for calendar years 2000 through 2006	(1,000,000)	$1.87 - $40.93
Number of shares issued for the first half of calendar year 2007	(123,857)	$6.32
Number of shares issued for the first half of calendar year 2008	(120,791)	$5.62
Number of shares issued for the second half of calendar year 2008	(471,798)	$0.88
Number of shares issued for the first half of calendar year 2009	(522,924)	$0.92

Remaining shares reserved for the ESPP	2,260,630

Future Issuances

As of June 30, 2009, the Company had reserved a total of 15.9 million shares of its common stock for future issuances as follows:

Number of Common Stock Shares Available

For exercise of outstanding common stock options	8,105,005
For future issuances to employees under the ESPP	2,260,630
For future common stock option awards	4,100,776
For future exercise of warrants	1,400,003

Total reserved	15,866,414

Subsequent event

On July 27, 2009, the Company’s Compensation Committee approved a retention grant for eligible employees which totaled 3,004,000 stock options.  The stock option exercise price for this grant was $1.25, which was based on the fair market value of the Company’s common stock on the date of grant.

NOTE 4.  Acquisitions

Intel’s Optical Platform Division

On February 22, 2008, the Company acquired assets of the telecom portion of Intel Corporation’s Optical Platform Division (“OPD”). The telecom assets acquired include inventory, fixed assets, intellectual property, and technology comprised of tunable lasers, tunable transponders, 300-pin transponders, and integrated tunable laser assemblies.  The purchase price was $75.0 million in cash and $10.0 million in the Company’s common stock, priced at a volume-weighted average price of $13.84 per share.  Under the terms of the asset purchase agreement, the purchase price of $85 million was subject to adjustment based on an inventory true-up, plus specifically assumed liabilities.  Direct transaction costs totaled approximately $0.8 million.  This acquisition was financed through proceeds received from the $100 million private placement of common stock and warrants that closed on February 15, 2008.

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

On April 20, 2009, the Company issued an additional 1.3 million shares of unrestricted common stock to Intel, valued at $1.2 million using the closing share price of $0.91, as consideration for the final purchase price adjustment related to this asset acquisition.  This contingency payment was based solely on performance of the Company’s stock price subsequent to the transaction.  Accordingly, under SFAS 141, Business Combinations, resolution of a stock price-based contingency does not result in additional purchase price consideration.

The final purchase price was allocated as follows:

(in thousands) Intel’s Optical Platform Division

Net purchase price	$111,792
Net assets acquired	(79,444)

Excess purchase price allocated to goodwill	$32,348

Net assets acquired in the acquisition were as follows:

Inventory	$33,287
Fixed assets	19,878
Intangible assets	26,279

Net assets acquired	$79,444

The $26.3 million of acquired intangible assets have a weighted average life of approximately eight years.  The intangible assets that make up that amount include customer lists of $7.5 million (8 to 10 year useful life) and developed and core technology of $18.8 million (6 to 10 year useful life).

In connection with this acquisition, Intel and the Company entered into a Transition Services Agreement (the “TSA”), which facilitated Intel’s ability to carve-out the business and deliver those assets to the Company. Intel also provided certain transition services to the Company, including financial services, supply chain support, data extraction, conversion services, facilities and site computing support, and office space services.  Operating expenses associated with the TSA were expensed as incurred and the TSA was substantially completed as of August 2008.

See Note 9, Goodwill and Intangible Assets, for information on impairment charges recorded by the Company in connection with assets acquired from this acquisition.

NOTE 5.  Investments

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

During the three months ended December 31, 2008, the Company entered into agreements with its investment brokers for the settlement of auction rate securities at 100% par value, of which $1.7 million was settled at 100% par value in November 2008.  The remaining $1.4 million of auction rate securities should be settled by June 2010 and it is classified as a current asset based on its expected settlement date.  In December 2008, the Company borrowed $0.9 million from its investment broker, using its remaining $1.4 million in auction rate securities as collateral, which is classified as short-term debt.  Since the Company believes that it will receive full value of its remaining $1.4 million securities, we have not recorded any impairment on these investments as of June 30, 2009.

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

Entech Solar, Inc. (formerly named WorldWater and Solar Technologies Corporation)
In January 2009, the Company announced that it completed the closing of a two step transaction involving the sale of its remaining interests in Entech Solar, Inc. The Company sold its remaining shares of Entech Solar Series D Convertible Preferred Stock and warrants to a significant shareholder of both the Company and Entech Solar, for approximately $11.6 million, which included additional consideration of $0.2 million as a result of the termination of certain operating agreements between the Company and Entech Solar.  During the three months ended March 31, 2009, the Company recognized a gain on the sale of this investment of approximately $3.1 million.

In June 2008, the Company sold one million shares of Series D Preferred Stock and 100,000 warrants of Entech Solar and recognized a gain on the sale of this investment of approximately $3.7 million.

NOTE 6.  Accounts Receivable

The components of accounts receivable consisted of the following:

(in thousands)	June 30, 2009	September 30, 2008

Accounts receivable	$44,724	$57,703
Accounts receivable – unbilled	4,488	4,987

Accounts receivable, gross	49,212	62,690

Allowance for doubtful accounts	(7,320)	(2,377)

Total accounts receivable, net	$41,892	$60,313

The Company regularly evaluates the collectibility of its accounts receivable and accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligations to us. The allowance is based on the age of receivables and a specific identification of receivables considered at risk. The Company classifies charges associated with the allowance for doubtful accounts as SG&A expense. If the financial condition of our customers were to deteriorate, impacting their ability to pay us, additional allowances may be required.

▪
During the three months ended June 30, 2009, the Company recorded $2.2 million in bad debt expense, of which $(0.1) million related to the Fiber Optics segment and $2.3 million related to the Photovoltaics segment.

▪
During the nine months ended June 30, 2009, the Company recorded $4.8 million in bad debt expense, of which $0.4 million related to the Fiber Optics segment and $4.4 million related to the Photovoltaics segment.

NOTE 7.  Inventory

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor, and manufacturing overhead costs.  The components of inventory consisted of the following:

(in thousands)	June 30, 2009	September 30, 2008

Raw materials	$29,983	$38,304
Work-in-process	8,144	7,293
Finished goods	15,030	32,010

Inventory, gross	53,157	77,607

Less: allowance for excess and obsolescence	(13,654)	(12,990)

Total inventory, net	$39,503	$64,617

▪
During the three months ended June 30, 2009, the Company recorded $2.1 million in inventory write-downs, of which $1.9 million related to the Fiber Optics segment and $0.2 million related to the Photovoltaics segment.

▪
During the nine months ended June 30, 2009, the Company recorded $14.9 million in inventory write-downs, of which $9.1 million related to the Fiber Optics segment and $5.8 million related to the Photovoltaics segment.

We have incurred, and may in the future incur charges to write-down our inventory.

NOTE 8.  Property, Plant, and Equipment

The components of property, plant, and equipment consisted of the following:

(in thousands)	June 30, 2009	September 30, 2008

Land	$1,502	$1,502
Building and improvements	34,922	44,607
Equipment	99,599	106,536
Furniture and fixtures	3,065	3,127
Computer hardware and software	2,665	2,687
Leasehold improvements	1,126	478
Construction in progress	2,946	4,395

Property, plant and equipment, gross	145,825	163,332

Less: accumulated depreciation and amortization	(88,130)	(80,054)

Total property, plant and equipment, net	$57,695	$83,278

The Company reclassified $2,687 as of September 30, 2008 to computer hardware and software from furniture and fixtures and equipment to conform to the current period presentation.

As of June 30, 2009 and September 30, 2008, the Company did not have any significant capital lease agreements.

During the nine months ended June 30, 2009, the Company wrote-off approximately $1.2 million of fully amortized fixed assets, related to the Company’s Photovoltaics segment, that were no longer in use.

Depreciation expense was $3.2 million and $9.6 million for the three and nine months ended June 30, 2009, respectively. Depreciation expense was $2.9 million and $6.7 million for the three and nine months ended June 30, 2008, respectively.

See Note 9, Goodwill and Intangible Assets, for information on impairment charges recorded by the Company in connection with plant and equipment related to the Fiber Optics segment.

NOTE 9.  Goodwill and Intangible Assets

Goodwill

The following table sets forth changes in the carrying value of goodwill by reporting segment:

(in thousands)	Fiber Optics	Photovoltaics	Total
Balance at September 30, 2008	31,843	20,384	52,227

Goodwill impairment	(31,843)	-	(31,843)

Balance at June 30, 2009	$-	$20,384	$20,384

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

▪
As disclosed in the Company’s Annual Report on Form 10-K, as a result of the unfavorable macroeconomic environment and a significant reduction in our market capitalization since the completion of the asset acquisitions from Intel Corporation (the “Intel Acquisitions”), the Company reduced its internal revenue and profitability forecasts and revised its operating plans to reflect a general decline in demand and average selling prices, especially for the Company’s recently acquired telecom-related fiber optics component products.  The Company also performed an interim test as of September 30, 2008 to determine whether there was impairment of its goodwill.  The fair value of each of the Company’s reporting units was determined by using a weighted average of the Guideline Public Company, Guideline Merged and Acquired Company, and the DCF methods.  Due to uncertainty in the Company’s business outlook arising from the ongoing financial liquidity crisis and the current economic recession, management believed the most appropriate approach would be an equally weighted approach, amongst the three methods, to arrive at an indicated value for each of the reporting units.  The indicated fair value of each of the reporting units was then compared with the reporting unit’s carrying value to determine whether there was an indication of impairment of goodwill under SFAS 142.  As a result, the Company determined that the goodwill related to one of its Fiber Optics reporting units may be impaired.  Since the second step of the Company’s goodwill impairment test was not completed before the fiscal year-end financial statements were issued and a goodwill impairment loss was probable and could be reasonably estimated, management recorded a non-cash goodwill impairment charge of $22.0 million, as a best estimate, during the three months ended September 30, 2008.

▪
During the three months ended December 31, 2008, there was further deterioration of the Company’s market capitalization, significant adverse changes in the business climate primarily related to product pricing and profit margins, and an increase in the discount rate.  The Company performed its annual goodwill impairment test as of December 31, 2008 and management weighted the market-based approach heavier than the DCF method using information that was available at the time.

▪
Based on this analysis, the Company determined that goodwill related to its Fiber Optics reporting units was fully impaired.  As a result, the Company recorded a non-cash impairment charge of $31.8 million and the Company’s balance sheet no longer reflects any goodwill associated with its Fiber Optics reporting units.

▪
The Company’s annual impairment test as of December 31, 2008, indicated that there was no impairment of goodwill for the Photovoltaics reporting unit.  Based upon revised operational and cash flow forecasts, the Photovoltaics reporting unit’s fair value exceeded carrying value by over 15%.

▪
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

Intangible Assets

The following table sets forth changes in the carrying value of intangible assets by reporting segment:

(in thousands)	June 30, 2009			September 30, 2008
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics	$24,419	$(11,679)	$12,740	$35,991	$(8,502)	$27,489
Photovoltaics	1,370	(571)	799	956	(412)	544

Total	$25,789	$(12,250)	$13,539	$36,947	$(8,914)	$28,033

Valuation of Long-lived Assets and Other Intangible Assets.  Long-lived assets consist primarily of our property, plant, and equipment.  Our intangible assets consist primarily of intellectual property that has been internally developed or purchased.  Purchased intangible assets include existing and core technology, trademarks and trade names, and customer contracts.  Intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to fifteen years.  Because all of the Company’s intangible assets are subject to amortization, the Company reviews these intangible assets for impairment in accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived  Assets to be Disposed Of.  As part of internal control procedures, the Company reviews long-lived assets and other intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Our impairment testing of intangible assets consists of determining whether the carrying amount of the long-lived asset (asset group) is recoverable, in other words, whether the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group) exceeds its carrying amount.   The determination of the existence of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets.  In making this determination, the Company uses certain assumptions, including estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, the length of service that assets will be used in our operations, and estimated salvage values.

▪
As disclosed in the Company’s Annual Report on Form 10-K, as a result of reductions to our internal revenue and profitability forecasts, changes to our internal operating forecasts and a significant reduction in our market capitalization since the completion of the Intel Acquisitions, the Company tested for impairment of its long-lived assets and other intangible assets.  The sum of future undiscounted cash flows exceeded the carrying value for each of the reporting units’ long-lived and other intangible assets.  Accordingly, no impairment existed under SFAS 144 at September 30, 2008.  As the long-lived asset (asset group) met the recoverability test, no further testing was required or performed under SFAS 144.

▪
During the three months ended December 31, 2008, the Company recorded a non-cash impairment charge totaling $1.9 million related to certain intangible assets that were acquired from the Intel Acquisitions that were subsequently abandoned.

As of December 31, 2008, due to further changes in estimates of future operating performance and cash flows that occurred during the quarter, the Company tested for impairment of its long-lived assets and other intangible assets and based on that analysis, determined that no impairment existed.

▪
During the three months ended June 30, 2009, the Company performed an evaluation of its Fiber Optics segment assets for impairment.  The impairment test was triggered by a determination that it was more likely than not that certain assets would be sold or otherwise disposed of before the end of their previously estimated useful lives.  As a result of the evaluation, it was determined that an impairment existed, and a charge of $27.0 million was recorded to write down the long-lived assets to estimated fair value, which was determined based on a combination of guideline public company comparisons and discounted estimated future cash flows.  Of the total impairment charge, $17.2 million related to plant and equipment and $9.8 million related to intangible assets.

The current adverse economic conditions had a significant negative effect on the Company’s assessment of the fair value of the Fiber Optics segment assets.  The impairment charge primarily resulted from the combined effect of the current slowdown in product orders and lower pricing exacerbated by currently high discount rates used in estimating fair values and the effects of recent declines in market values of debt and equity securities of comparable public companies. This impairment charge in combination with other non-cash charges will not cause the Company to be in default under any of its financial covenants associated with its credit facility nor will it have a material adverse impact on the Company’s liquidity position or cash flows.

The determination of enterprise value involved a number of assumptions and estimates. The Company uses a combination of two fair value inputs to estimate enterprise value of its reporting units: internal discounted cash flow analyses (income approach) and comparable company equity values.  Recent pending and/or completed relevant transactions method was not used due to lack of recent transactions. The income approach involved estimates of future performance that reflected assumptions regarding, among other things, sales volumes and expected margins. Another key variable in the income approach was the discount rate, or weighted average cost of capital. The determination of the discount rate takes into consideration the capital structure, debt ratings and current debt yields of comparable companies as well as an estimate of return on equity that reflects historical market returns and current market volatility for the industry. Enterprise value estimates based on comparable company equity values involve using trading multiples of revenue of those selected companies to derive appropriate multiples to apply to the revenue of the reporting units. This approach requires an estimate, using historical acquisition data, of an appropriate control premium to apply to the reporting unit values calculated from such multiples. Critical judgments include the selection of comparable companies and the weighting of the two value inputs in developing the best estimate of enterprise value.

▪
The Company believes the carrying amount of its long-lived assets and intangible assets at June 30, 2009 is recoverable.  However, if there is further erosion of the Company’s market capitalization or the Company is unable to achieve its projected cash flows, management may be required to perform additional impairment tests of its remaining long-lived assets and intangible assets.  The outcome of these additional tests may result in the Company recording additional impairment charges.

Amortization expense related to intangible assets is generally included in SG&A on the statements of operations. Amortization expense was $1.2 million and $3.3 million for the three and nine months ended June 30, 2009, respectively.  Amortization expense was $1.2 million and $2.3 million for the three and nine months ended June 30, 2008, respectively.

Based on the carrying amount of the intangible assets as of June 30, 2009, the estimated future amortization expense is as follows:

(in thousands)	Estimated Future Amortization Expense

Three-months ended September 30, 2009	$715
Fiscal year ended September 30, 2010	2,788
Fiscal year ended September 30, 2011	2,400
Fiscal year ended September 30, 2012	2,076
Fiscal year ended September 30, 2013	1,740
Thereafter	3,820

Total future amortization expense	$13,539

NOTE 10.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2009	September 30, 2008
Compensation-related	$5,565	$6,640
Loss on firm commitments	6,524	-
Warranty	4,333	4,640
Professional fees	1,913	2,099
Royalty	1,792	1,414
Self insurance	1,251	1,044
Deferred revenue and customer deposits	1,031	1,422
Income and other taxes	506	3,555
Inventory obligation	-	982
Accrued program loss	180	843
Restructuring accrual	89	331
Other	725	320

Total accrued expenses and other current liabilities	$23,909	$23,290

See Note 13, Commitments and Contingencies, for information regarding the loss on firm commitments recorded by the Company.

During the three months ended March 31, 2009, the Company recorded $1.1 million in product warranty reserves in its Photovoltaics segment, which was primarily related to new CPV-related product launches.

NOTE 11.  Restructuring Charges

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

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Employee severance-related expense	$57	$4	$968	$313
Other restructuring-related expense	-	8	-	101

Total restructuring charges	$57	$12	$968	$414

The following table sets forth changes in the severance and restructuring-related accrual accounts as of June 30, 2009:

(in thousands)	Severance-related Accrual	Restructuring-related Accrual	Total

Balance as of September 30, 2008	$152	$331	$483

Additional accruals	911	-	911
Cash payments or otherwise settled	(1,063)	(242)	(1,305)

Balance as of June 30, 2009	$-	$89	$89

The severance-related and restructuring–related accruals are recorded as accrued expenses within current liabilities since they are expected to be settled with the next twelve months.  We may incur additional restructuring charges in the future for employee severance, facility-related or other exit activities.

NOTE 12.  Debt

Line of Credit

In September 2008, the Company closed a $25 million asset-backed revolving credit facility with Bank of America which can be used for working capital, letters of credit and other general corporate purposes.  Subsequently, the credit facility was amended resulting in a reduction in the total loan availability to $14 million.  The credit facility matures in September 2011 and is secured by virtually all of the Company’s assets.  The credit facility is subject to a borrowing base formula based on eligible accounts receivable and provides for prime-based borrowings.

As of June 30, 2009, the Company had a $5.0 million prime rate loan outstanding, with an interest rate of 8.25%, and approximately $2.8 million in outstanding standby letters of credit under this credit facility.

The facility is also subject to certain financial covenants which management believes the Company is in compliance with for the three months ended June 30, 2009.

For the three months ended December 31, 2008, the Company did not meet the requirements under the EBITDA financial covenant and for the three months ended March 31, 2009, the Company did not meet the requirements under the Fixed Charge Coverage Ratio and EBITDA financial covenants.  Over the last several months, the Company has entered into several amendments to the credit facility with Bank of America which has, among other things: (i) increased the amount of eligible accounts receivable under the borrowing base formula, (ii) waived certain events of default of financial covenants by the Company, (iii) decreased the total maximum loan availability amount to $14 million, (iv) increased applicable interest rates with respect to loans and letters of credit, and (v) adjusted certain financial covenants.  Adjustments were also made to the borrowing base formula and the calculation of eligible accounts receivable which , generally resulted in greater loan availability against accounts receivable subject to the $14 million overall loan limit.

Short-term Debt

In December 2008, the Company borrowed $0.9 million from UBS that is collateralized with $1.4 million of auction rate securities.  The average interest rate on the loan is approximately 1.4% and the term of the loan is dependent upon the timing of the settlement of the auction rate securities with UBS which is expected to occur by June 2010 at 100% par value.

NOTE 13.  Commitments and Contingencies

The Company leases certain land, facilities, and equipment under non-cancelable operating leases. The leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense. Net facility and equipment rent expense under such leases totaled approximately $0.6 million and $1.9 million for the three and nine months ended June 30, 2009, respectively and approximately $0.5 million and $1.1 million for the three and nine months ended June 30, 2008, respectively.

Estimated future minimum rental payments under the Company's non-cancelable operating leases with an initial or remaining term of one year or more as of June 30, 2009 are as follows:

(in thousands)	Estimated Future Minimum Lease Payments
Three months ended September 30, 2009	$506
Fiscal year ended September 30, 2010	1,958
Fiscal year ended September 30, 2011	1,814
Fiscal year ended September 30, 2012	1,068
Fiscal year ended September 30, 2013	796
Thereafter	2,774

Total minimum lease payments	$8,916

As of June 30, 2009, the Company had eleven standby letters of credit issued and outstanding which totaled approximately $3.3 million, of which $2.8 million was issued against the Company’s credit facility with Bank of America and the remaining $0.5 million in standby letters of credit are collateralized with other financial institutions and are listed on the Company’s balance sheet as restricted cash.

Loss on firm commitments

Recently, the Company has been challenged with higher than expected inventory positions of product in its Fiber Optics segment as quarterly sales were lower than internal projections of many of our customers, which has had a significant adverse effect on results of operations in fiscal 2009.  Management performed an analysis of the Company’s inventory position, including a review of open purchase and sales commitments, and determined that certain inventory was impaired which resulted in a $6.5 million loss on purchase and sales commitments specifically related to inventory.  These impairment charges were recognized in cost of revenues.

Legal Proceedings

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.  The Company does not believe it has a potential liability related to current legal proceedings and claims that could individually, or in the aggregate, have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any legal matters or should several legal matters be resolved against the Company in the same reporting period, then the operating results of that particular reporting period could be materially adversely affected.  During fiscal 2008, the Company settled certain matters that did not individually, or in the aggregate, have a material impact on the Company’s results of operations.

a) Intellectual Property Lawsuits

We protect our proprietary technology by applying for patents where appropriate and, in other cases, by preserving the technology, related know-how and information as trade secrets. The success and competitive position of our product lines are significantly impacted by our ability to obtain intellectual property protection for our R&D efforts.

We have, from time to time, exchanged correspondence with third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes. Additionally, on September 11, 2006, we filed a lawsuit against Optium Corporation, currently part of Finisar Corporation (Optium) in the U.S. District Court for the Western District of Pennsylvania for patent infringement of certain patents associated with our Fiber Optics segment. In the suit, the Company and JDS Uniphase Corporation (JDSU) allege that Optium is infringing on U.S. patents 6,282,003 and 6,490,071 with its Prisma II 1550nm transmitters. On March 14, 2007, following denial of a motion to add additional claims to its existing lawsuit, the Company and JDSU filed a second patent suit in the same court against Optium alleging infringement of JDSU's patent 6,519,374 ("the '374 patent").  On March 15, 2007, Optium filed a declaratory judgment action against the Company and JDSU. Optium sought in this litigation a declaration that certain products of Optium do not infringe the '374 patent and that the patent is invalid, but the District Court dismissed the action on January 3, 2008 without addressing the merits. The '374 patent is assigned to JDSU and licensed to the Company.

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

b) Avago-related Litigation

On July 15, 2008, the Company was served with a complaint filed by Avago Technologies and what appear to be affiliates thereof in the United States District Court for the Northern District of California, San Jose Division (Avago Technologies U.S., Inc., et al., Emcore Corporation, et al., Case No.:  C08-3248 JW).  In this complaint, Avago asserts claims for breach of contract and breach of express warranty against Venture Corporation Limited (one of the Company’s customers) and asserts a tort claim for negligent interference with prospective economic advantage against the Company

On December 5, 2008, EMCORE was also served with a complaint by Avago Technologies filed in the United States District Court for the Northern District of California, San Jose Division alleging infringement of two patents by the Company’s VCSEL products. (Avago Technologies Singapore et al., Emcore Corporation, et al., Case No.:  C08-5394 EMC).  This matter has been stayed pending resolution of the International Trade Commission  matter described immediately below.

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

c) Green and Gold related litigation

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

On or about February 12, 2009, a second purported stockholder class action (Mueller v. EMCORE Corporation et al., Case No. 1:09cv 133 (D.N.M.)) was filed in the United States District Court for the District of New Mexico against the same defendants named in the Prissert Class Action, based on the substantially the same facts and circumstances, containing substantially the same allegations and seeking substantially the same relief.  Plaintiffs in both class actions have moved to consolidate the matters into a single action, and several alleged EMCORE shareholders have moved to be appointed lead class plaintiff of the to-be consolidated action.  The Court has not yet consolidated the two class actions or selected the lead plaintiff for these class actions

On January 23, 2009, Plaintiff James E. Stearns filed a purported stockholder derivative action (the “Stearns Derivative Action”) on behalf of the Company against certain of its present and former directors and officers (the “Individual Defendants”), as well as the Company as nominal defendant in the Superior Court of New Jersey, Atlantic County, Chancery Division (James E. Stearns, derivatively on behalf of  EMCORE Corporation v. Thomas J. Russell, Robert Bogomolny, Charles Scott, John Gillen, Reuben F. Richards, Jr., Hong Q. Hou, Adam Gushard, David Danzilio and Thomas Werthan, Case No. Atl-C-10-09).  This action is based on essentially the same factual contentions as the Class Action, and alleges that the Individual Defendants engaged in improprieties and violations of law in connection with the reporting of the GGE backlog.  The Derivative Action seeks several forms of relief, allegedly on behalf of the Company, including, among other things, damages, equitable relief, corporate governance reforms, an accounting of, rescission of, restitution of, and costs and disbursements of the lawsuit.

On March 11, 2009, Plaintiff Gary Thomas filed a second purported shareholder derivative action (the “Thomas Derivative Action”; together with the Stearns Derivative Action, the “Derivative Actions”) in the U.S. District Court for the District of New Mexico against the Company and certain of  the Individual Defendants (Gary Thomas, derivatively on behalf of  EMCORE Corporation v. Thomas J. Russell, Robert Bogomolny, Charles Scott, John Gillen, Reuben F. Richards, Jr., Hong Q. Hou, and EMCORE Corporation, Case No. 1.09-cv-00236, (D.N.M.)).  The Thomas Derivative Action makes the same allegations as the Stearns Derivative Action and seeks essentially the same relief.

The Stearns Derivative Action has recently been transferred to Somerset County, New Jersey.  The plaintiff in the Thomas Derivative Action has recently voluntarily dismissed the action in U.S. District Court for the District of New Mexico.  The parties have stipulated that the statute of limitations in the Thomas Derivative Action will be tolled until December 31, 2009.  Plaintiff’s counsel has indicated that if the Thomas Derivative Action is re-filed, it would be filed in New Jersey state court in the County of Somerset, New Jersey, so that both derivative actions can be consolidated before a single judge.

The Company intends to vigorously defend against the allegations of both the Class Actions and the Derivative Action.

d) Securities Matters

▪
SEC Communications.  On or about August 15, 2008, the Company received a letter from the Denver office of the Enforcement Division of the Securities and Exchange Commission wherein it sought EMCORE's voluntary production of documents relating to, among other things, the Company's business relationship with Green and Gold Energy, Inc., its licensees, and the Photovoltaics segment backlog the Company reported to the public.  Since that time, the Company has provided documents to the staff of the SEC and met with the staff on December 12, 2008 to address this matter.  On June 10, 2009, the SEC staff requested that the Company voluntarily provide documentary backup for certain information presented at the December 2008 meeting, which was provided on July 17, 2009, and arrange for a telephone interview with one former employee, which has not yet been scheduled.

▪
NASDAQ Communication.  On or about November 13, 2008, the Company received a letter from the NASDAQ Listings Qualifications group (“NASDAQ”) concerning the Company's removal of $79 million in backlog attributable to GGE which the Company announced on August 8, 2008 and the remaining backlog exclusive of GGE. The Company advised NASDAQ that it would cooperate with its inquiry.  To date, the Company has received three additional requests for information from NASDAQ (the latter 2 of which requested updates on the SEC matter).  The Company has complied with each of NASDAQ’s requests.

NOTE 14.  Income Taxes

On October 1, 2007, the Company adopted Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109.  As a result of the adoption of FIN 48, the Company recorded an increase in accumulated deficit and an increase in the liability for unrecognized state tax benefits of approximately $326,000 (net of the federal benefit for state tax liabilities).  All of this amount, if recognized, would reduce future income tax provisions and favorably impact effective tax rates.  During the three and nine months ended June 30, 2009 and 2008, there were no material increases or decreases in unrecognized tax benefits.  Management expects that over the next twelve months, the liability for unrecognized state tax benefits will substantially decrease and does not anticipate any material increases over the next twelve months.  As of June 30, 2009, the Company had approximately $139,000 of interest and penalties accrued as tax liabilities on the balance sheet.

The Company files income tax returns in the U.S. federal, state and local jurisdictions and, currently, no federal, state, and local income tax returns are under examination. Certain income tax returns for fiscal years 2006 through 2008 remain open to examination by U.S. federal, state and local tax authorities.

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

The following table sets forth the revenue and percentage of total revenue attributable to each of the Company’s reporting segments.

Segment Revenue (in thousands)	Three Months Ended June 30,
	2009		2008
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$22,399	58%	$53,589	71%
Photovoltaics	16,090	42	21,913	29

Total revenue	$38,489	100%	$75,502	100%

Segment Revenue (in thousands)	Nine Months Ended June 30,
	2009		2008
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$89,979	66%	$125,179	70%
Photovoltaics	45,850	34	53,489	30

Total revenue	$135,829	100%	$178,668	100%

The following table sets forth the Company’s consolidated revenue by geographic region with revenue assigned to geographic regions based on our customers’ or contract manufacturers’ billing address.

Geographic Revenue (in thousands)	Three Months Ended June 30,
	2009		2008
	Revenue	% of Revenue	Revenue	% of Revenue

United States	$23,466	61%	$47,586	63%
Asia	9,427	24	19,359	26
Europe	1,733	5	8,306	11
Other	3,863	10	251	-

Total revenue	$38,489	100%	$75,502	100%

Geographic Revenue (in thousands)	Nine Months Ended June 30,
	2009		2008
	Revenue	% of Revenue	Revenue	% of Revenue

United States	$80,562	59%	$114,656	64%
Asia	41,473	31	42,823	24
Europe	6,906	5	20,624	12
Other	6,888	5	565	-

Total revenue	$135,829	100%	$178,668	100%

The following table sets forth our significant customer, defined as customers that represented greater than 10% of total consolidated revenue, by reporting segment.

Significant Customer As a percentage of total consolidated revenue	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Photovoltaics – related customer:
Space Systems / Loral	12%	-	14%	-

The following table sets forth operating losses attributable to each of the Company’s reporting segments.

Operating Loss by Segment (in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Fiber Optics	$(45,380)	$(4,234)	$(110,578)	$(11,735)
Photovoltaics	(616)	(7,213)	(13,739)	(20,549)
Corporate	-	(195)	(2)	(1,483)

Operating loss	$(45,996)	$(11,642)	$(124,319)	$(33,767)

The following table sets forth the depreciation and amortization attributable to each of the Company’s reporting segments.

Segment Depreciation and Amortization (in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Fiber Optics	$2,859	$2,920	$8,475	$5,917
Photovoltaics	1,494	1,230	4,387	2,998
Corporate	1	-	-	77

Total depreciation and amortization	$4,354	$4,150	$12,862	$8,992

The following table sets forth long-lived assets (consisting of property, plant and equipment, goodwill and intangible assets) for each of the Company’s reporting segments.

Long-lived Assets (in thousands)	As of June 30, 2009	As of September 30, 2008

Fiber Optics	$39,270	$107,684
Photovoltaics	51,520	55,232
Corporate	828	622

Total long-lived assets	$91,618	$163,538

NOTE 16.  Fair Value Accounting

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

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and the application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition.

In April 2009, the FASB issued Staff Position SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 was effective for interim reporting period ended June 15, 2009 and the application of the provisions of FSP 157-4 did not materially affect our results of operations or financial condition.

In April 2009, the FASB issued Staff Position SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments. SFAS No. 107-1 and APB No. 28-1 amend FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. SFAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  SFAS No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 15, 2009.  SFAS 107-1 was effective for interim reporting period ended June 15, 2009 and the application of the provisions of SFAS 107-1 did not materially affect our results of operations or financial condition.

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

The following table provides the Company’s financial assets and liabilities, consisting of the following types of instruments, measured at fair value on a recurring basis as of June 30, 2009:

(in thousands)	June 30, 2009
	Quoted Prices in Active Markets for Identical Assets [Level 1]	Significant Other Observable Remaining Inputs [Level 2]	Significant Unobservable Inputs [Level 3]	Total
Assets
Money market fund deposits	$9,386	$-	$-	$9,386
Restricted fund deposits	529	-	-	529
Asset-backed auction rate securities	-	1,400	-	1,400

Total assets measured at fair value	$9,915	$1,400	$-	$11,315

The following table provides the Company’s financial assets and liabilities, measured and recorded at fair value on a recurring basis, as presented on our condensed consolidated balance sheet as of June 30, 2009:

(in thousands)	June 30, 2009
	Quoted Prices in Active Markets for Identical Assets [Level 1]	Significant Other Observable Remaining Inputs [Level 2]	Significant Unobservable Inputs [Level 3]	Total
Assets
Cash and cash equivalents	$9,386	$-	$-	$9,386
Restricted cash	366	-	-	366
Available-for-sale securities, non current	-	1,400	-	1,400
Long-term restricted cash	163	-	-	163

Total assets measured at fair value	$9,915	$1,400	$-	$11,315

The Company classifies investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally could include money market funds, corporate publicly traded equity securities on major exchanges and U.S. Treasury notes with quoted prices on active markets.

The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments could include: government agencies, corporate bonds, commercial paper, and auction rate securities.

The Company did not hold financial assets and liabilities which were valued using unobservable inputs as of June 30, 2009.

The carrying amounts of accounts receivable, short-term debt, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934.  These forward-looking statements are based largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate.  These forward-looking statements may be identified by the use of terms and phrases such as “expects”, “anticipates”, “projects”, “forecasts”, “intends”, “plans”, believes”, “estimates”, “targets”, “can”, “may”, “could”, “will”, and variations of these terms and similar phrases.  Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements.  The cautionary statements should be read as being applicable to all forward-looking statements wherever they appear in this Quarterly Report. This discussion should also be read in conjunction with the condensed consolidated financial statements, including the related notes.

These forward-looking statements include, without limitation, any and all statements or implications regarding:

▪
The ability of EMCORE Corporation (the “Company”, “we”, “our”, or “EMCORE”) to obtain financing or sell assets and achieve levels of revenue and cost reductions that are adequate to support our capital and operating requirements in order to continue as a going concern.

▪
Our ability to remain competitive within our industry and the future growth of the Company, and our industry, and the recovery of financial markets, the markets for our products, and economic conditions in general;

▪	Our ability to achieve structural and material cost reductions without impacting product development or manufacturing execution;

▪	Expected improvements in our product and technology development programs;

▪	Our ability to successfully develop, introduce, market and qualify new products, including our concentrating photovoltaic (CPV) terrestrial solar products;

▪	Our ability to identify and acquire suitable acquisition targets and difficulties in integrating recent or future acquisitions into our operations; and,

▪
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

Neither management nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements.  We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other Exchange Act reports filed with the SEC.  We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

Business Overview

EMCORE Corporation (the “Company”, “we”, “our”, or “EMCORE”) is a provider of compound semiconductor-based components and subsystems for the fiber optic and solar power markets.  We were established in 1984 as a New Jersey corporation and have two reporting segments: Fiber Optics and Photovoltaics.  Our Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  Our Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, we offer high-efficiency compound semiconductor-based multi-junction solar cells, covered interconnect cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, we offer concentrating photovoltaic (“CPV”) power systems for commercial and utility scale solar applications as well as high-efficiency multi-junction solar cells and integrated CPV components for use in other solar power concentrator systems.  Our headquarters and principal executive offices are located at 10420 Research Road, SE, Albuquerque, New Mexico, 87123, and our main telephone number is (505) 332-5000.  For specific information about our Company, our products or the markets we serve, please visit our website at http://www.emcore.com.  The information on our website is not incorporated into this Quarterly Report on Form 10-Q.

Strategy

The Company’s management has believed for some time that, due to much dissimilarity between the businesses of the Company’s Fiber Optics and Photovoltaics businesses, they would provide the greatest value to shareholders if they were operated as two separate business entities.  Over the past two years, the Company entered into several acquisitions to strengthen one or both of these businesses with a view toward their eventual separation. On April 4, 2008, the Company announced that its Board of Directors had formally authorized management to prepare a comprehensive operational and strategic plan for the separation of these businesses into separate corporations.  Management began assessing alternative methods for achieving this goal; however, the subsequent onset of the world-wide economic and financial crisis has had a significant adverse impact on these plans.  A dramatic reduction in customer demand for many of the Company’s Fiber Optics products has significantly lowered revenue and cash flow in that business unit, while a shortage of debt and equity capital, a decline in the price of conventional energy sources, and a generally cautious and conservative attitude in all segments of the government and business sectors has delayed the opportunities for expanded deployment of the Company’s terrestrial photovoltaic products and systems.

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

Drive Business Growth, Reduce Cost, and Deliver Profitability.

We believe that as compound semiconductor production costs continue to be reduced, existing and new customers will be compelled to increase their use of these products because of their attractive performance characteristics and superior value.  With our enhanced product portfolio, expanded customer base, and established vertically-integrated, low-cost manufacturing infrastructure in our fiber optics business, we are better positioned to leverage our resources and infrastructure to grow our revenue through new product introductions and gain market share.  We expect several initiatives for cost reduction to come to fruition during the remainder of 2009, which we believe will eventually improve our gross profit and margins.  We are committed to achieving profitability by increasing revenue through the introduction of new products, reducing our cost structure and lowering the breakeven points of our product lines.  We have significantly streamlined our manufacturing operations by focusing on core competencies to identify cost efficiencies. Where appropriate, we transferred the manufacturing of certain product lines to low-cost contract manufacturers when we can lower costs while maintaining quality and reliability. Our restructuring programs are designed to further reduce the number of headcount, manufacturing facilities, in addition to the divesture or exit from selected businesses and product lines that are not strategic and/or are not capable of achieving desired revenue or profitability goals.  Our results of operations and financial condition have and will likely continue to be significantly affected by severance, restructuring charges, impairment of long-lived assets and idle facility expenses incurred.  We have also significantly reduced capital expenditures and have placed a greater emphasis on improving our working capital management.

Focus Our R&D Effort on Cost Reduction and Market Share Gain.

We have invested substantially in research and development and product engineering over the past years. We have developed a clear path towards business growth and are recognized as a technology leader in both our Fiber Optics and Photovoltaics segments.  Throughout the rest of 2009, we will continue to be focusing our R&D and product engineering efforts on product cost reduction and market share gain through more complete product solutions for our customers.  In this challenging economic environment, we have to be very selective in allocating our R&D resources to develop competitive technologies and products as a means to leapfrog our  competitors.

Grow Our Terrestrial Solar Power Business by a Focus on Our Core Competencies.

For our CPV component business, we intend to continue to secure and expand our leadership position by providing high-performance, reliable, and cost-effective products and excellent customer service.  We expect our Gen-III CPV terrestrial solar power system to provide a competitive levelized cost of energy for commercial and utility scale projects in certain regions. In August 2009, we announced to our employees a restructuring of our solar business, combining the satellite and terrestrial solar businesses within a single business unit.  We also implemented a new marketing strategy which will focus on EMCORE’s traditional competencies in technological innovation, systems design and engineering while retaining our unique competitive advantage as the only vertically integrated competitor in the CPV market.  We will continue to develop and expand partnerships and other ventures with major companies, both domestically and internationally, to drive the deployment of terrestrial CPV components and systems.

Quarter Highlights

Long Term Supply Agreement with Space Systems Loral
On May 20, 2009, the Company announced that Space Systems Loral, a subsidiary of Loral Space & Communications, has awarded a long term supply agreement contract to the Company's Photovoltaics segment to manufacture and deliver high-efficiency, multi-junction solar cells for Space Systems Loral's spacecraft programs. The period of performance for the contract is 2009 through 2014 and the solar cells will be produced at the Company’s state-of-the-art manufacturing facilities located in Albuquerque, New Mexico, USA.

Christopher M. Larocca Named Chief Operating Officer
On June 4, 2009, the Company announced that Christopher M. Larocca has been named Chief Operating Officer of the Company.  Mr. Larocca reports to the Company’s President and Chief Executive Officer, Dr. Hong Q. Hou.

Solar Panel Manufacturing Contract for NASA's Global Precipitation Measurement Mission
On June 16, 2009, the Company announced that it was awarded a contract to manufacture, test, and deliver solar panels for NASA's Global Precipitation Measurement spacecraft. The contract, valued at approximately $5 million, will be managed by MEI Technologies, Inc. for the NASA Goddard Space Flight Center (GSFC).   The Global Precipitation Measurement (GPM) mission is one of the satellite-based science missions studying global precipitation, including rain, snow, and ice. The launch of the spacecraft is presently scheduled for the summer of 2013. The GPM spacecraft solar arrays will be powered by the Company’s latest generation, 30% efficiency class ZTJ multi-junction solar cells.

Contract from Air Force Research Laboratory
On June 22, 2009, the Company announced it was awarded a $5.7 million cost-plus fixed-fee contract from the Air Force Research Laboratory, located at the Kirtland Air Force Base, for the development of high-efficiency photovoltaic solar cells.  The two-year contract calls for the Company to demonstrate high efficiency solar cells for space applications, as well as investigate advanced photovoltaic devices based on inverted metamorphic (IMM) structures. The contract also includes a provision for an additional twelve-month award of $3.4 million for advanced IMM development once the base contract has been completed. Funding for the entire contract has been appropriated.

Solar Power Agreement with PNM
On June 23, 2009, the Company announced a formal agreement with PNM of New Mexico to participate in PNM's large distributed generation (DG) solar power program. This 20-year agreement with EMCORE consists of 114 kilowatts of solar power produced onsite at the Company's corporate headquarters in Albuquerque, N.M.  The power is generated by EMCORE's GEN-II and GEN-III CPV terrestrial solar power systems.

Reclassification of the Company’s Space Solar Cells for Export Control
On July 20, 2009, the Company became aware that, as a result of a commodity jurisdiction request submitted by one of its customers, the Directorate of Defense Trade Controls of the United States Department of State had determined that future shipments of the Company’s current-generation family of triple junction solar cells would no longer be subject to regulation under the International Traffic in Arms Regulations (“ITAR”) regulations administered by that Directorate of Defense Trade Controls (which require an export license for all non-U.S. sales).  Rather, the cells would subject to the Export Administration Regulations (“EAR”) administered by the Department of Commerce’s Bureau of Industry and Security, and would be classified as ECCN 3A001.e.4.  Under this classification, the requirement for a license will depend on the end use of the product, the final destination and the identity of the end user.  The Company believes that this reclassification will remove what had been a significant barrier to international sales of its space solar cells.

Solar Contract Awarded  from Boeing
On July 30, 2009, the Company announced an industry team led by The Boeing Company has received a contract from the Defense Advanced Research Projects Agency (DARPA) for work on Phase 2 of the Fast Access Spacecraft Testbed (FAST) program. The $15.5 million cost-plus-fixed-fee contract is currently funded to $13.8 million.  DARPA's FAST program aims to develop a new, ultra-lightweight High Power Generation System (HPGS) that can generate up to 175 kilowatts -- more power than is currently available to the International Space Station. When combined with electric propulsion, FAST will form the foundation for future self-deployed, high-mobility spacecraft to perform ultra-high-power communications, space radar, satellite transfer and servicing missions.

Impairment

During the three months ended June 30, 2009, the Company performed an evaluation of its Fiber Optics segment assets for impairment.  The impairment test was triggered by a determination that it was more likely than not that certain assets would be sold or otherwise disposed of before the end of their previously estimated useful lives.  As a result of the evaluation, it was determined that an impairment existed, and a charge of $27.0 million was recorded to write down the long-lived assets to estimated fair value, which was determined based on a combination of guideline public company comparisons and discounted estimated future cash flows.

The current adverse economic conditions had a significant negative effect on the Company’s assessment of the fair value of the Fiber Optics segment assets.  The impairment charge primarily resulted from the combined effect of the current slowdown in product orders and lower pricing exacerbated by currently high discount rates used in estimating fair values and the effects of recent declines in market values of debt and equity securities of comparable public companies. This impairment charge in combination with other non-cash charges will not cause the Company to be in default under any of its financial covenants associated with its credit facility nor will it have a material adverse impact on the Company’s liquidity position or cash flows.

See Note 9, Goodwill and Intangible Assets, for more information on the impairment charges recorded by the Company in response to unfavorable macroeconomic conditions.

Order Backlog

As of June 30, 2009, the Company had a consolidated order backlog of approximately $49.6 million comprised of $36.2 million in order backlog related to our Photovoltaics segment and $13.4 million in order backlog related to our Fiber Optics segment.  Order backlog is defined as purchase orders or supply agreements accepted by the Company with expected product delivery and / or services to be performed within the next twelve months.

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

Fiber Optics

Our fiber optics products enable information that is encoded on light signals to be transmitted, routed (switched) and received in communication systems and networks.   Our Fiber Optics segment primarily offers the following product lines:

▪
Telecom Optical Products – We believe we are a leading supplier of 10 gigabit per second (Gb/s) fully C-band and L-band tunable dense wavelength division multiplexed (DWDM) transponders for telecommunications transport systems. We are one of the few suppliers who offer vertically-integrated products, including external-cavity laser modules, integrated tunable laser assemblies (ITLAs) and 300-pin transponders. Our internally developed laser technology is highly suited for applications of 10, 40, and 100 Gb/s due to the superior narrow linewidth and low noise characteristics. All DWDM products are fully Telcordia® qualified and comply with industry multi-source agreements (MSAs). We are currently sampling customers with our tunable XFP (TXFP) product, and MSA which will rapidly replace 300-pin based transponders over the next few years, enabling a higher density transport solution required by carriers.  EMCORE’s  TXFP leverages our unique external cavity laser technology to offer identical performance to currently deployed network specifications, without the need for any specification compromise.

▪
Enterprise Products – We believe we provide leading-edge optical components and transceiver modules for data applications that enable switch-to-switch, router-to-router and server-to-server backbone connections at aggregate speeds of 10 Gb/s and above. We offer the broadest range of products with XENPAK form factor which comply with 10 Gb/s Ethernet (10-GE) IEEE802.3ae standard. Our 10-GE products include short-reach (SR), long-reach (LR), extended-reach (ER), coarse WDM LX4 optical transceivers to connect between the photonic physical layer and the electrical section layer and CX4 transceivers.  In addition to the 10-GE products, we offer traditional MSA small form factor (SFF) and small form factor pluggable (SFP) optical transceivers for use in Gigabit Ethernet and Fibre Channel local-area and storage-area networks..  These transceivers provide integrated duplex data links for bi-directional communication over both single-mode and multimode optical fibers at data rates of  1.25Gbps and 4 Gbps, respectively.

▪
Laser/photodetector Component Products - We believe we are a leading provider of optical components including lasers, photodetectors and various forms of packaged subassemblies. Products include bare die (chip), TO, and TOSA forms of high-speed 850nm vertical cavity surface emitting lasers (VCSELs), distributed feedback (DFB) lasers, positive-intrinsic-negative (pin) and avalanche photodiode (APD) components for 2G, 8G and 10G Fibre Channel, 1G and 10G Ethernet, FTTP, and Telecom applications.  While we provide component products to the entire industry, we also leverage the benefits of vertically-integrated infrastructure through a low-cost and early availability of new product introduction.

▪
Parallel Optical Transceiver and Cable Products – We have been the technology and product leader of optical transmitter and receiver products utilizing arrays of optical emitting or detection devices, e.g., vertical-cavity surface-emitting lasers (VCSELs) and photodetectors (PDs). These optical transmitter, receiver, and transceiver products are used for back-plane interconnects, switching/routing between telecom racks and high-performance computing clusters. Our products include 12-lane SNAP-12 MSA transmitter and receivers with single and double data rates. Based on the core competency of 4-lane parallel optical transceivers, we offer optical fiber ribbon cables (ECC - EMCORE Connects Cables) with parallel-optical transceivers embedded within the connectors.  These products, with aggregated bandwidths of up to 40 Gb/s, are ideally suited for high-performance computing clusters. Our products provide our customers with increased network capacity; increased data transmission distance and speeds; increased bandwidth; lower power consumption; improved cable management over copper interconnects (less weight and bulk); and lower cost optical interconnections for massively parallel multi-processor  installations.

▪
Fiber Channel Transceiver Products – We offer tri-rate SFF and SFP optical transceivers for storage area networks. The MSA transceiver module is designed for high-speed Fibre Channel data links supporting up to 4.25 Gb/s (4X Fibre Channel rate). The products provide integrated duplex data links for bi-directional communication over Multimode optical fiber.

▪
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

▪
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

▪
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

▪
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

▪
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

▪
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

We also provide offer interconnect cells (CICs) and solar panel lay-down services, providing us the capability to manufacture fully integrated solar panels for space applications. We can provide satellite manufacturers with proven, integrated, satellite power solutions that significantly improve satellite economics. Satellite manufacturers and solar array integrators rely on us to meet their satellite power needs with our proven flight heritage.

▪
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

We have adapted our high-efficiency compound semiconductor-based multi-junction solar cell products for terrestrial applications, which are intended for use with CPV power systems in utility-scale installations.  We have attained 39% peak conversion efficiency under 1000x illumination with our terrestrial concentrating solar cell products in volume production. This compares favorably to average efficiency of 15-21% of silicon-based solar cells and approximately 35% for competing multi-junction cells. We believe that solar concentrator systems assembled using our compound semiconductor-based solar cells will be competitive with silicon-based solar power generation systems, in certain geographic regions, because they are more efficient, and when combined with the advantages of concentration, will result in a lower cost of power generated.  Our multi-junction solar cell technology is not subject to silicon shortages which, in the past, have led to increasing prices in the raw materials required for silicon-based solar cells.  We currently serve the terrestrial solar market with two levels of CPV products: components (including solar cells and solar cell receivers) and CPV terrestrial solar power systems.

While the terrestrial power generation market is still developing, we have shipped production orders of CPV components to several solar concentrator companies, and have provided samples to others, including major system manufacturers in the United States, Europe, and Asia.  We have finished installations of a total of approximately 1 megawatt (MW) of CPV systems in Spain, China, and the US with our own Gen-II CPV power system design.  We have recently responded to several RFPs from public utility companies in the US using our Gen-III design. The Gen-III product, with enhanced performance (including a module efficiency of approximately 30%) and much improved cost structure, is scheduled to be in volume production in the first half of calendar 2010.

Major customers for the Photovoltaics segment include: ATK, Indian Space Research Organization (“ISRO”), NASA-JPL, Lockheed Martin, Menova Energy, Northrop Grumman, Space Systems/Loral, Maxima Energies Renovables Ibahernando, and ISFOC.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Management develops estimates based on historical experience, and on various assumptions about the future that are believed to be reasonable based on the best information available. The Company’s reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. The Company's most significant estimates relate to accounts receivable, inventory, goodwill, intangibles, other long-lived assets, warranty accruals, revenue recognition, and valuation of stock-based compensation.

Valuation of Accounts Receivable. The Company regularly evaluates the collectibility of its accounts receivable and accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligations to us. The allowance is based on the age of receivables, and a specific identification of receivables considered at risk. The Company classifies charges associated with the allowance for doubtful accounts as SG&A expense. If the financial condition of our customers were to deteriorate, impacting their ability to pay us, additional allowances may be required.

▪
During the three months ended June 30, 2009, the Company recorded $2.2 million in bad debt expense, of which $(0.1) million related to the Fiber Optics segment and $2.3 million related to the Photovoltaics segment.

▪
During the nine months ended June 30, 2009, the Company recorded $4.8 million in bad debt expense, of which $0.4 million related to the Fiber Optics segment and $4.4 million related to the Photovoltaics segment.

Valuation of Inventory. Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method. The Company reserves against inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on the Company’s forecasted future revenue.  The charge related to inventory reserves is recorded as a cost of revenue. The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where the Company sells previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. The Company does not track the selling price of individual raw material components that have been previously written down or written off, since such raw material components usually are only a portion of the resultant finished products and related sales price. The Company evaluates inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk.  We have incurred, and may in the future incur charges to write-down our inventory.

▪
During the three months ended June 30, 2009, the Company recorded $2.1 million in inventory write-downs, of which $1.9 million related to the Fiber Optics segment and $0.2 million related to the Photovoltaics segment.

▪
During the nine months ended June 30, 2009, the Company recorded $14.9 million in inventory write-downs, of which $9.1 million related to the Fiber Optics segment and $5.8 million related to the Photovoltaics segment.

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

▪
As disclosed in the Company’s Annual Report on Form 10-K, as a result of the unfavorable macroeconomic environment and a significant reduction in our market capitalization since the completion of the asset acquisitions from Intel Corporation (the “Intel Acquisitions”), the Company reduced its internal revenue and profitability forecasts and revised its operating plans to reflect a general decline in demand and average selling prices, especially for the Company’s recently acquired telecom-related fiber optics component products.  The Company also performed an interim test as of September 30, 2008 to determine whether there was impairment of its goodwill.  The fair value of each of the Company’s reporting units was determined by using a weighted average of the Guideline Public Company, Guideline Merged and Acquired Company, and the DCF methods.  Due to uncertainty in the Company’s business outlook arising from the ongoing financial liquidity crisis and the current economic recession, management believed the most appropriate approach would be an equally weighted approach, amongst the three methods, to arrive at an indicated value for each of the reporting units.  The indicated fair value of each of the reporting units was then compared with the reporting unit’s carrying value to determine whether there was an indication of impairment of goodwill under SFAS 142.  As a result, the Company determined that the goodwill related to one of its Fiber Optics reporting units may be impaired.  Since the second step of the Company’s goodwill impairment test was not completed before the fiscal year-end financial statements were issued and a goodwill impairment loss was probable and could be reasonably estimated, management recorded a non-cash goodwill impairment charge of $22.0 million, as a best estimate, during the three months ended September 30, 2008.

▪
During the three months ended December 31, 2008, there was further deterioration of the Company’s market capitalization, significant adverse changes in the business climate primarily related to product pricing and profit margins, and an increase in the discount rate.  The Company performed its annual goodwill impairment test as of December 31, 2008 and management weighted the market-based approach heavier than the DCF method using information that was available at the time.

▪
Based on this analysis, the Company determined that goodwill related to its Fiber Optics reporting units was fully impaired.  As a result, the Company recorded a non-cash impairment charge of $31.8 million and the Company’s balance sheet no longer reflects any goodwill associated with its Fiber Optics reporting units.

▪
The Company’s annual impairment test as of December 31, 2008, indicated that there was no impairment of goodwill for the Photovoltaics reporting unit.  Based upon revised operational and cash flow forecasts, the Photovoltaics’ reporting unit’s fair value exceeded carrying value by over 15%.

▪
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

Valuation of Long-lived Assets and Other Intangible Assets.  Long-lived assets consist primarily of our property, plant, and equipment.  Our intangible assets consist primarily of intellectual property that has been internally developed or purchased.  Purchased intangible assets include existing and core technology, trademarks and trade names, and customer contracts.  Intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to fifteen years.  Because all of the Company’s intangible assets are subject to amortization, the Company reviews these intangible assets for impairment in accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of.  As part of internal control procedures, the Company reviews long-lived assets and other intangible assets for impairment on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Our impairment testing of intangible assets consists of determining whether the carrying amount of the long-lived asset (asset group) is recoverable, in other words, whether the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group) exceeds its carrying amount.   The determination of the existence of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets.  In making this determination, the Company uses certain assumptions, including estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, the length of service that assets will be used in our operations, and estimated salvage values.

▪
As disclosed in the Company’s Annual Report on Form 10-K, as a result of reductions to our internal revenue and profitability forecasts, changes to our internal operating forecasts and a significant reduction in our market capitalization since the completion of the Intel Acquisitions, the Company tested for impairment of its long-lived assets and other intangible assets.  The sum of future undiscounted cash flows exceeded the carrying value for each of the reporting units’ long-lived and other intangible assets.  Accordingly, no impairment existed under SFAS 144 at September 30, 2008.  As the long-lived asset (asset group) met the recoverability test, no further testing was required or performed under SFAS 144.

▪
During the three months ended December 31, 2008, the Company recorded a non-cash impairment charge totaling $1.9 million related to certain intangible assets that were acquired from the Intel Acquisitions that were subsequently abandoned.

As of December 31, 2008, due to further changes in estimates of future operating performance and cash flows that occurred during the quarter, the Company tested for impairment of its long-lived assets and other intangible assets and based on that analysis, determined that no impairment existed.

▪
During the three months ended June 30, 2009, the Company performed an evaluation of its Fiber Optics segment assets for impairment.  The impairment test was triggered by a determination that it was more likely than not that certain assets would be sold or otherwise disposed of before the end of their previously estimated useful lives.  As a result of the evaluation, it was determined that an impairment existed, and a charge of $27.0 million was recorded to write down the long-lived assets to estimated fair value, which was determined based on a combination of guideline public company comparisons and discounted estimated future cash flows.  Of the total impairment charge, $17.2 million related to plant and equipment and $9.8 million related to intangible assets.

The current adverse economic conditions had a significant negative effect on the Company’s assessment of the fair value of the Fiber Optics segment assets.  The impairment charge primarily resulted from the combined effect of the current slowdown in product orders and lower pricing exacerbated by currently high discount rates used in estimating fair values and the effects of recent declines in market values of debt and equity securities of comparable public companies. This impairment charge in combination with other non-cash charges will not cause the Company to be in default under any of its financial covenants associated with its credit facility nor will it have a material adverse impact on the Company’s liquidity position or cash flows.

The determination of enterprise value involved a number of assumptions and estimates. The Company uses a combination of two fair value inputs to estimate enterprise value of its reporting units: internal discounted cash flow analyses (income approach) and comparable company equity values.  Recent pending and/or completed relevant transactions method was not used due to lack of recent transactions. The income approach involved estimates of future performance that reflected assumptions regarding, among other things, sales volumes and expected margins. Another key variable in the income approach was the discount rate, or weighted average cost of capital. The determination of the discount rate takes into consideration the capital structure, debt ratings and current debt yields of comparable companies as well as an estimate of return on equity that reflects historical market returns and current market volatility for the industry. Enterprise value estimates based on comparable company equity values involve using trading multiples of revenue of those selected companies to derive appropriate multiples to apply to the revenue of the reporting units. This approach requires an estimate, using historical acquisition data, of an appropriate control premium to apply to the reporting unit values calculated from such multiples. Critical judgments include the selection of comparable companies and the weighting of the two value inputs in developing the best estimate of enterprise value.

▪
The Company believes the carrying amount of its long-lived assets and intangible assets at June 30, 2009 is recoverable.  However, if there is further erosion of the Company’s market capitalization or the Company is unable to achieve its projected cash flows, management may be required to perform additional impairment tests of its remaining long-lived assets and intangible assets.  The outcome of these additional tests may result in the Company recording additional impairment charges.

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

▪
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

▪
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

▪
Solar Panel and Solar Power Systems Contracts - The Company records revenues from certain solar panel  and solar power systems contracts using the percentage-of-completion method in accordance with AICPA Statement of Position 81-1 ("SOP 81-1"), Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract. If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated.  As of June 30, 2009, the Company had accrued $0.2 million related to estimated contract losses on certain CPV system-related orders.  Such contracts require estimates to determine the appropriate cost and revenue recognition. The Company uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenues, and contract costs. Estimates are revised as additional information becomes available.  Due to the fact that the Company accounts for these contracts under the percentage-of-completion method, unbilled accounts receivable represent revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.

▪
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

Results of Operations

The following table sets forth the Company’s condensed consolidated statements of operations data expressed as a percentage of total revenue.

Statement of Operations Data	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Product revenue	96.6%	95.4%	95.0%	95.0%
Service revenue	3.4	4.6	5.0	5.0
Total revenue	100.0	100.0	100.0	100.0

Cost of product revenue	103.6	80.4	102.1	80.3
Cost of service revenue	2.7	1.5	3.7	2.7
Total cost of revenue	106.3	81.9	105.8	83.0

Gross (loss) profit	(6.3)	18.1	(5.8)	17.0

Operating expenses:
Selling, general, and administrative	28.3	18.4	25.8	20.2
Research and development	14.7	15.1	15.2	15.7
Impairment	70.1	-	44.7	-
Total operating expenses	113.1	33.5	85.7	35.9

Operating loss	(119.4)	(15.4)	(91.5)	(18.9)

Other (income) expense:
Interest income	-	(0.2)	(0.1)	(0.4)
Interest expense	0.3	-	0.3	0.9
Impairment of investment	-	-	0.3	-
Loss from conversion of subordinated notes	-	-	-	2.6
Stock–based expense from tolled options	-	-	-	2.4
Gain from sale of investment	-	(4.9)	(2.3)	(2.0)
Loss on disposal of equipment	-	-	-	-
Foreign exchange gain	(1.9)	(0.1)	0.5	(0.2)
Total other (income) expense	(1.6)	(5.2)	(1.3)	3.3

Net loss	(117.8)%	(10.2)%	(90.2)%	(22.2)%

Quarterly Results:

Revenue:
Revenue for the third quarter of fiscal 2009 was $38.5 million, a decrease of $37.0 million, or 49%, from $75.5 million reported in the same period last year and a decrease of $4.8 million, or 11%, from $43.3 million reported in the immediately preceding second fiscal quarter.

On a segment basis, third quarter revenue for the Fiber Optics segment was $22.4 million, a $31.2 million, or 58%, decrease from $53.6 million reported in the same period last year and a decrease of $6.0 million, or 21%, from $28.4 million reported in the immediately preceding quarter.  On a year-over-year basis, and when compared to the preceding quarter, the decrease in Fiber Optics revenue was primarily due to extremely unfavorable conditions in the fiber optics industry, which has been adversely affected by current financial environment (especially in the debt and equity markets) than the general economy as a whole.  For the third quarter, the Fiber Optics segment represented 58% of the Company's consolidated revenue compared to 71% in the same period last year.

Third quarter revenue for the Photovoltaics segment was $16.1 million, a $5.8 million, or 27%, decrease from $21.9 million reported in the same period last year and an increase of $1.2 million, or 8%, from $14.9 million reported in the immediately preceding quarter.  On a year-over-year basis, revenue for our satellite solar power product lines increased while revenue for our terrestrial concentrator photovoltaics (“CPV”) product lines and government service contracts declined.  On a sequential quarterly basis, the increase in Photovoltaics revenue was attributable to increased sales of satellite solar power products.  For the third quarter, the Photovoltaics segment represented 42% of the Company's consolidated revenue compared to 29% in the same period last year.

Gross Profit / (Loss):
The consolidated gross loss for the third quarter of fiscal 2009 was $2.4 million, a decrease of $16.0 million from a $13.6 million gross profit reported in the same period last year and an improvement of $4.6 million from a $7.0 million gross loss reported in the preceding quarter.  The consolidated gross margin for the third quarter was negative 6.3% compared to a gross margin of 18.1% reported in the same period last year and a negative 16.2% gross margin reported in the preceding quarter.  During the quarter, the Company recorded approximately $6.4 million in losses on firm inventory purchase commitments related to the Fiber Optics segment and $2.1 million in additional provision for excess and obsolete inventory, both of which adversely impacted gross profit and margins.

Fiber Optics gross margin for the third quarter was negative 35.2%, a decrease from a 26.9% gross margin reported in the same period last year and a decrease from a negative 11.7% gross margin reported in the preceding quarter.  On a year-over-year basis, and when compared to the preceding quarter, the decrease in Fiber Optics gross margin was primarily due to losses recorded on firm inventory  purchase commitments, unabsorbed overhead expenses due to declining revenues, and inventory valuation write-downs.  In addition, the loss was also increased by our efforts to monetize older-generation product inventory as we transition to newer lower cost and more competitive design platforms.

Photovoltaics gross margin for the third quarter was 33.9%, an improvement from a negative 3.5% gross margin reported in the same period last year and an improvement from a negative 24.7% gross margin reported in the preceding quarter.  The significant increase in Photovoltaics gross margin was primarily due to increased sales of higher margin satellite solar power products along with improved manufacturing yields on certain satellite solar panel contracts.

Operating Expenses:
Sales, general, and administrative expenses for the third quarter totaled $10.9 million, a decrease of $3.0 million, or 22%, from $13.9 million reported in the same period last year and a decrease of $1.1 million, or 9%, from $12.0 million reported in the preceding quarter.  The decrease in year-over-year SG&A expenses was primarily due to the implementation of a series of measures designed to realign our cost structure with lower revenues including several reductions in workforce, the furloughing of employees, salary reductions, the elimination of executive and employee merit increases, and the reduction or elimination of certain discretionary expenses.  In the prior year period, the Company incurred approximately $1.3 million in non-recurring SG&A expenses related to transitional services being provided by Intel Corporation associated with acquisitions completed in that year.  As a percentage of revenue, quarterly SG&A expenses were 28.4%, an increase from 18.4% in the same period last year, and a slight increase from 27.6% in the preceding quarter.

Research and development expenses for the third quarter totaled $5.7 million, a decrease of $5.7 million, or 50%, from $11.4 million reported in the same period last year and a decrease of $1.2 million, or 18%, from $6.9 million reported in the preceding quarter.  In the prior year period, the Company incurred approximately $1.6 million in non-recurring R&D expenses related to transitional services being provided by Intel Corporation.  As part of the ongoing effort to reduce expenses, many of the Company’s long-term projects have been placed on hold in order to focus on research and product development efforts on projects that we expect to generate returns within one year, such as the Company’s Gen III CPV terrestrial solar power systems.  As a percentage of revenue, quarterly R&D expenses were 14.7%, a decrease from 15.1% in the same period last year and a decrease from 15.9% in the preceding quarter.

Impairment:
During the three months ended June 30, 2009, the Company performed an evaluation of its Fiber Optics segment assets for impairment.  The impairment test was triggered by a determination that it was more likely than not that certain assets would be sold or otherwise disposed of before the end of their previously estimated useful lives.  As a result of the evaluation, it was determined that an impairment existed, and a charge of $27.0 million was recorded to write down the long-lived assets to estimated fair value, which was determined based on a combination of guideline public company comparisons and discounted estimated future cash flows.

The current adverse economic conditions had a significant negative effect on the Company’s assessment of the fair value of the Fiber Optics segment assets.  The impairment charge primarily resulted from the combined effect of the current slowdown in product orders and lower pricing exacerbated by currently high discount rates used in estimating fair values and the effects of recent declines in market values of debt and equity securities of comparable public companies. This impairment charge in combination with and other non-cash charges will not cause the Company to be in default under any of its financial covenants associated with its credit facility nor will it have a material adverse impact on the Company’s liquidity position or cash flows.

Third quarter operating expenses totaled $43.6 million, an increase of $18.3 million from $25.3 million reported in the same period last year and an increase of $24.7 million from $18.9 million incurred in the preceding quarter.

Operating and Net Loss:
The third quarter consolidated operating loss was $46.0 million, an increase of $34.4 million from an operating loss of $11.6 million reported in the same period last year and an increase of $20.1 million from an operating loss of $25.9 million reported in the preceding quarter.

During the quarter, the Company recognized a net gain on foreign currency exchange of approximately $0.7 million associated with the Company’s international operations.

The consolidated net loss for the third quarter was $45.3 million, an increase of $37.6 million from $7.7 million reported in the same period last year and an increase of $21.6 million from $23.7 million reported in the preceding quarter.

The third quarter net loss per share was $0.57, an increase of $0.47 per share from a net loss of $0.10 per share reported in the same period last year and an increase of $0.27 per share from a net loss of $0.30 per share reported in the preceding quarter.

Nine-Month Results:

Revenue:
Revenue for the nine months ended June 30, 2009 was $135.8 million, a decrease of $42.9 million, or 24%, from $178.7 million reported in the same period last year.

On a segment basis, nine month revenue for the Fiber Optics segment was $90.0 million, a decrease of $35.2 million, or 28%, from $125.2 million reported in the same period last year.  The decrease in Fiber Optics revenue was primarily due to a significant drop in demand from our customers due to the very unfavorable macroeconomic environment as well as continued pressure on selling prices as we compete to maintain or increase our market share positions.   For the first nine months of the fiscal year, the Fiber Optics segment represented 66% of the Company's consolidated revenue compared to 70% in the same period last year.

Nine month revenue for the Photovoltaics segment was $45.8 million, a decrease of $7.6 million, or 14%, from $53.5 million reported in the same period last year.  On a year-over-year basis, our satellite solar power product lines experienced an increase in revenue while our CPV terrestrial solar power product lines and government service contracts experienced a decrease in revenue. For the first nine months of the fiscal year, the Photovoltaics segment represented 34% of the Company's consolidated revenue compared to 30% in the same period last year.

Gross Profit / (Loss):
The nine month consolidated gross loss was $7.8 million, a decrease of $38.2 million from $30.4 million in gross profit reported in the same period last year.  The nine month consolidated gross margin was negative 5.8% compared to a positive 17.0% gross margin reported in the same period last year.

Fiber Optics gross margin for the nine months ended June 30, 2009 was negative 13.0%, a decrease from a 25.1% gross margin reported in the same period last year.  The decrease in Fiber Optics gross margin was primarily due to losses recorded on firm inventory purchase commitments, unabsorbed overhead expenses due to declining revenues, and inventory valuation write-downs.  In addition, the decrease was also increased by our efforts to monetize older-generation product inventory as we transition to newer lower cost and more competitive design platforms.

Photovoltaics gross margin for the nine months ended June 30, 2009 was 8.3%, an increase from a negative 1.9% gross margin reported in the same period last year.  The significant increase in Photovoltaics gross margin was primarily due to increased sales of higher margin satellite solar power products along with improved manufacturing yields on certain satellite solar panel contracts.

Operating Expenses:
Sales, general, and administrative expenses for the nine months ended June 30, 2009 totaled $35.0 million, a $1.0 million decrease from $36.0 million reported in the same period last year.  The overall reduction of SG&A expenses was primarily due to the implementation of a series of measures intended to realign our cost structure with lower revenues including several reductions in workforce, the furloughing of employees, salary reductions, the elimination of executive and employee merit increases, and the reduction or elimination of certain discretionary expenses.  As a percentage of revenue, nine month SG&A expenses were 25.8%, an increase from 20.2% in the same period last year.

Nine month research and development expenses totaled $20.7 million, a decrease of $7.4 million, or 27%, from $28.1 million reported in the same period last year.  Throughout fiscal 2009, the Company has sequentially lowered its R&D expenses each quarter.  As part of the Company’s ongoing effort to reduce expenses, many long-term projects have been placed on hold in order to focus on research and product development efforts on projects that we expect to generate returns within one year.  As a percentage of revenue, nine month R&D expenses were 15.2%, a decrease from 15.7% in the same period last year.

Impairment:
As disclosed in the first fiscal quarter of 2009, the Company performed its annual goodwill impairment test at December 31, 2008 and, based on that analysis, determined that goodwill related to its Fiber Optics segment was fully impaired.  As a result, the Company recorded a non-cash impairment charge of $31.8 million in the first quarter of fiscal 2009 and the Company’s balance sheet no longer reflects any goodwill associated with its Fiber Optics segment.   During the first fiscal quarter, the Company also recorded a $2.0 million non-cash impairment charge related to certain intangible assets acquired from Intel Corporation that were subsequently abandoned.

During the three months ended June 30, 2009, the Company performed an evaluation of its Fiber Optics segment assets for impairment.  The impairment test was triggered by a determination that it was more likely than not that certain assets would be sold or otherwise disposed of before the end of their previously estimated useful lives.  As a result of the evaluation, it was determined that an impairment existed, and a charge of $27.0 million was recorded to write down the long-lived assets to estimated fair value, which was determined based on a combination of guideline public company comparisons and discounted estimated future cash flows.

The nine month operating expenses totaled $116.5 million, an increase of $52.3 million from $64.2 million reported in the same period last year.

Operating and Net Loss:
The nine month consolidated operating loss was $124.3 million, an increase of $90.5 million from an operating loss of $33.8 million reported in the same period last year.

Non-operating expenses recognized in the nine months ended June 30, 2009 included $0.6 million of net expense related to foreign currency exchange losses associated with the Company’s international operations and $3.1 million of income related to the sale of the Company’s investment in Entech Solar, Inc. (formerly named WorldWater and Solar Technologies Corporation).

The nine month consolidated net loss was $122.5 million, an increase of $82.9 million from $39.6 million reported in the same period last year.

The nine month net loss per share was $1.56, an increase of $0.94 per share, from a net loss of $0.62 per share reported in the same period last year.

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

Gain from sale of investment.

In January 2009, the Company announced that it completed the closing of a two step transaction involving the sale of its remaining interests in Entech Solar, Inc. (formerly named WorldWater and Solar Technologies Corporation).  The Company sold its remaining shares of Entech Solar Series D Convertible Preferred Stock and warrants to a significant shareholder of both the Company and Entech Solar, for approximately $11.6 million, which included additional consideration of $0.2 million as a result of the termination of certain operating agreements with Entech Solar.  During the three months ended March 31, 2009, the Company recognized a gain on the sale of this investment of approximately $3.1 million.

In June 2008, the Company sold one million shares of Series D Preferred Stock and 100,000 warrants of Entech Solar and recognized a gain on the sale of this investment of approximately $3.7 million.

Foreign exchange.  The Company recognizes gains and losses on foreign currency exchange primarily due to the Company’s operations in Spain, the Netherlands and China.

Balance Sheet Highlights:

-	As of June 30, 2009, cash, cash equivalents, and restricted cash totaled approximately $9.9 million and working capital totaled $45.3 million.

-	During the third quarter, the Photovoltaics segment generated positive cash flow from operations and positive free cash flow, net of capital expenditures.

-
Over the last two quarters, the Company generated $15.9 million from the reduction in inventory levels and $15.4 million from the collection of accounts receivable while, at the same time, lowering its accounts payable obligations by $23.6 million.

-
Over the last two quarters, the Company has reduced the amount of debt outstanding under its line of credit with Bank of America by $10.5 million, to $5.0 million at the end of the third quarter, and is in full compliance with its bank financial covenants.

Liquidity and Capital Resources

The Company incurred a net loss of $122.5 million for the nine months ended June 30, 2009, which included a non-cash impairment charge of $60.8 million related to the write-down of fixed assets, goodwill and intangible assets associated with the Company’s Fiber Optics segment.  The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to reduce or eliminate its net losses for the foreseeable future.  Although total revenue has increased sequentially over the past several years, the Company has not been able to sustain historical revenue growth rates in 2009 due to material adverse changes in market and economic conditions.  If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

As of June 30, 2009, cash, cash equivalents, and restricted cash totaled approximately $9.9 million and working capital totaled $45.3 million.  Historically, the Company has consumed cash from operations.  During the nine months ended June 30, 2009, it consumed approximately $30.5 million in cash from operations.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management Actions and Plans

Historically, management has addressed liquidity requirements through a series of cost reduction initiatives, capital markets transactions and the sale of assets.  Management anticipates that the recession in the United States and internationally may continue to impose formidable challenges for the Company’s businesses in the near term. Recently, the Company amended the terms of its asset-backed revolving credit facility with Bank of America that included the granting of waivers for prior covenant violations.  Although the total amount of available credit under the credit facility has been reduced from $25 million at September 30, 2008 to $14 million, the amendments addressed a modification of the borrowing base calculation which generally has resulted in higher borrowing capacity against any given schedule of accounts receivable.  The Company has also continued to take steps to lower costs and to conserve and generate cash.  Over the past year, management has implemented a series of measures and continues to evaluate opportunities intended to align the Company’s cost structure with its current revenue forecasts which has included several workforce reductions, salary reductions, the elimination of executive and employee merit increases, and the elimination or reduction of certain discretionary expenses.

With respect to measures taken to generate cash, the Company sold its minority ownership positions in Entech Solar, Inc. and Lightron Corporation earlier in the fiscal year.  The Company has also significantly lowered its quarterly capital expenditures and improved the management of its working capital.  During the third fiscal quarter, the Company lowered its net inventory by approximately 17% and achieved positive operating income within the Company’s space solar business.

In addition, the Company continues to pursue and evaluate a number of capital raising alternatives including debt and/or equity financings, product joint-venture opportunities and the potential sale of certain assets.

Conclusion

These initiatives are intended to conserve or generate cash in response to the deterioration in the global economy so that we can be assured of adequate liquidity through the next twelve months.  However, the full effect of many of these actions may not be realized until late in calendar year 2009, even if they are successfully implemented.  We are committed to exploring all of the initiatives discussed above but there is no assurance that capital market conditions will improve within that time frame. Our ability to continue as a going concern is substantially dependent on the successful execution of many of the actions referred to above. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since cash generated from operations and cash on hand are not sufficient to satisfy the Company’s liquidity requirements, we will seek to raise additional cash through equity financing, additional debt, asset sales or a combination thereof.  Due to the unpredictable nature of the capital markets, additional funding may not be available when needed, or on terms acceptable to us.  If adequate funds are not available or not available on acceptable terms, our ability to continue to fund expansion, develop and enhance products and services, or otherwise respond to competitive pressures may be severely limited.  Such a limitation could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flow.

Cash Flow

Cash Used for Operations

For the nine months ended June 30, 2009, net cash used by operating activities totaled approximately $30.5 million, which represents a decrease of $5.4 million from $35.9 million in cash used by operating activities for the nine months ended June 30, 2008.

For the nine months ended June 30, 2009, the $30.5 million cash usage was primarily due to the Company’s net loss of $122.5 million and a net increase in working capital of approximately $10.7 million.  The net increase in working capital was primarily due to a $30.5 million increase in accounts payable and a $5.8 million increase in accrued expenses and other liabilities offset by a $13.5 million decrease in accounts receivable, a $10.2 million decrease in inventory and a $2.6 million decrease in prepaid expenses and other current assets. Non-cash adjustments used to reconcile net loss to net cash used in operating activities included $60.8 million in impairment of goodwill and intangible assets, $12.9 million related to depreciation and amortization expense, $14.9 million related to inventory reserve adjustments, $5.0 million related to stock-based compensation expense, $4.8 million related to an increase in the provision for doubtful accounts, $6.5 related to a provision for losses on firm inventory commitments, and $3.1 million related to a gain on the sale of investments.

For the nine months ended June 30, 2008, the $35.9 million cash usage was primarily due to the Company’s net loss of $39.6 million and a net increase in working capital of approximately $16.2 million.  The net increase in working capital was primarily due to a $30.1 million increase in accounts receivable, a $6.0 million decrease in accrued expenses and other current liabilities, and a $1.7 million increase in prepaid expenses and other current assets offset by a $14.0 million increase in accounts payable and a $8.1 million decrease in inventory.  Non-cash adjustments used to reconcile net loss to net cash used in operating activities included $8.7 million related to stock-based compensation expense, $9.0 million related to depreciation and amortization expense, $1.6 million related to compensatory stock issuances, $1.2 million related to a loss from convertible subordinated notes, and a $3.7 million related to a gain on the sale of an investment.

Net Cash Used for Investing Activities

For the nine months ended June 30, 2009, net cash provided by investing activities totaled $14.4 million, which represents an increase of $74.0 million from $59.6 million in cash used for investing activities for the nine months ended June 30, 2008.

For the nine months ended June 30, 2009, the $14.4 million in net cash provided by investing activities was primarily due to $11.0 million received from the sale of the Company’s investment in Entech Solar, Inc., $2.7 million received from the sale of available-for-sale securities and $1.9 million of proceeds from restricted cash offset by $1.2 million in capital expenditures.

For the nine months ended June 30, 2008, the $59.6 million in net cash usage from investing activities was primarily due to $75.8 million paid to Intel Corporation for the purchase of certain fiber optics-related assets, $15.0 million in capital expenditures and $7.0 million for the purchase of available-for-sale securities offset by $32.8 million received from the sale of available-for-sale securities, $6.5 million received from the sale of unconsolidated affiliates and $1.2 million received from an insurance recovery.

Net Cash Provided by Financing Activities

For the nine months ended June 30, 2009, net cash provided by financing activities totaled $6.8 million, which represents a decrease of $94.6 million from $101.4 million in cash provided by financing activities for the nine months ended June 30, 2008.

For the nine months ended June 30, 2009, the $6.8 million in net cash provided by financing activities consisted of $88.8 million in borrowings under the Company’s credit facility with Bank of America, $0.9 million in other borrowings and $0.9 in proceeds from the Company’s employee stock purchase plan offset by $83.8 million in repayment of borrowings under the Company’s credit facility with Bank of America.

For the nine months ended June 30, 2008, the $101.4 million in net cash provided by financing activities consisted of $93.7 million received from the sale of common stock and warrants, $7.0 million received from the exercise of employee stock options and $0.7 in proceeds from the Company’s employee stock purchase plan.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments over the next five years are summarized in the table below:

		Fiscal Years
As of June 30, 2009 (in thousands)	Total	2009	2010 to 2011	2012 to 2013	2014 and later

Operating lease obligations	$8,916	$506	$3,772	$1,864	$2,774
Line of credit	4,984	4,984	-	-	-
Short-term debt	889	-	889	-	-
Purchase obligations	32,671	27,524	142	5,005	-
Total contractual obligations and commitments	$47,460	$33,014	$4,803	$6,869	$2,774

Operating leases

Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties.

Loss on firm commitments

Recently, the Company has been challenged with higher than expected inventory positions of product in its Fiber Optics segment as quarterly sales were lower than internal projections of many of our customers, which has had a significant adverse effect on results of operations in fiscal 2009.  Management performed an analysis of the Company’s inventory position, including a review of open purchase and sales commitments, and determined that certain inventory was impaired which resulted in a $6.5 million loss on purchase and sales commitments specifically related to inventory.  These impairment charges were recognized in cost of revenues.

Line of credit

In September 2008, the Company closed a $25 million asset-backed revolving credit facility with Bank of America which can be used for working capital, letters of credit and other general corporate purposes.  Subsequently, the credit facility was amended resulting in a reduction in the total loan availability to $14 million.  The credit facility matures in September 2011 and is secured by virtually all of the Company’s assets.  The credit facility is subject to a borrowing base formula based on eligible accounts receivable and provides for prime-based borrowings.

As of June 30, 2009, the Company had a $5.0 million prime rate loan outstanding, with an interest rate of 8.25%, and approximately $2.8 million in outstanding standby letters of credit under this credit facility.

The facility is also subject to certain financial covenants which management believes the Company is in compliance with for the three months ended June 30, 2009.

For the three months ended December 31, 2008, the Company did not meet the requirements under the EBITDA financial covenant and for the three months ended March 31, 2009, the Company did not meet the requirements under the Fixed Charge Coverage Ratio and EBITDA financial covenants.  Over the last several months, the Company has entered into several amendments to the credit facility with Bank of America which has, among other things: (i) increased the amount of eligible accounts receivable under the borrowing base formula, (ii) waived certain events of default of financial covenants by the Company, (iii) decreased the total maximum loan availability amount to $14 million, (iv) increased applicable interest rates with respect to loans and letters of credit, and (v) adjusted certain financial covenants.  Adjustments were also made to the borrowing base formula and the calculation of eligible accounts receivable which , generally resulted in greater loan availability against accounts receivable subject to the $14 million overall loan limit.

Short-term debt

In December 2008, the Company borrowed $0.9 million from UBS that is collateralized with $1.4 million of auction rate securities.  The average interest rate on the loan is approximately 1.4% and the term of the loan is dependent upon the timing of the settlement of the auction rate securities with UBS which is expected to occur by June 2010 at 100% par value.

Letters of credit

As of June 30, 2009, the Company had eleven standby letters of credit issued and outstanding which totaled approximately $3.3 million, of which $2.8 million was issued against the Company’s credit facility with Bank of America and the remaining $0.5 million in standby letters of credit are collateralized with other financial institutions and are listed on the Company’s balance sheet as restricted cash.

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

During the three months ended December 31, 2008, the Company entered into agreements with its investment brokers for the settlement of auction rate securities at 100% par value, of which $1.7 million was settled at 100% par value in November 2008.  The remaining $1.4 million of auction rate securities should be settled by June 2010 and it is classified as a current asset based on its expected settlement date.  In December 2008, the Company borrowed $0.9 million from its investment broker, using its remaining $1.4 million in auction rate securities as collateral, which is classified as short-term debt.  Since the Company believes that it will receive full value of its remaining $1.4 million securities, we have not recorded any impairment on these investments as of June 30, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.  The Company does not believe it has a potential liability related to current legal proceedings and claims that could individually, or in the aggregate, have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any legal matters or should several legal matters be resolved against the Company in the same reporting period, then the operating results of that particular reporting period could be materially adversely affected.  During fiscal 2008, the Company settled certain matters that did not individually, or in the aggregate, have a material impact on the Company’s results of operations.

a) Intellectual Property Lawsuits

We protect our proprietary technology by applying for patents where appropriate and, in other cases, by preserving the technology, related know-how and information as trade secrets. The success and competitive position of our product lines are significantly impacted by our ability to obtain intellectual property protection for our R&D efforts.

We have, from time to time, exchanged correspondence with third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes. Additionally, on September 11, 2006, we filed a lawsuit against Optium Corporation, currently part of Finisar Corporation (Optium) in the U.S. District Court for the Western District of Pennsylvania for patent infringement of certain patents associated with our Fiber Optics segment. In the suit, the Company and JDS Uniphase Corporation (JDSU) allege that Optium is infringing on U.S. patents 6,282,003 and 6,490,071 with its Prisma II 1550nm transmitters. On March 14, 2007, following denial of a motion to add additional claims to its existing lawsuit, the Company and JDSU filed a second patent suit in the same court against Optium alleging infringement of JDSU's patent 6,519,374 ("the '374 patent").  On March 15, 2007, Optium filed a declaratory judgment action against the Company and JDSU. Optium sought in this litigation a declaration that certain products of Optium do not infringe the '374 patent and that the patent is invalid, but the District Court dismissed the action on January 3, 2008 without addressing the merits. The '374 patent is assigned to JDSU and licensed to the Company.

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

b) Avago-related Litigation

On July 15, 2008, the Company was served with a complaint filed by Avago Technologies and what appear to be affiliates thereof in the United States District Court for the Northern District of California, San Jose Division (Avago Technologies U.S., Inc., et al., Emcore Corporation, et al., Case No.:  C08-3248 JW).  In this complaint, Avago asserts claims for breach of contract and breach of express warranty against Venture Corporation Limited (one of the Company’s customers) and asserts a tort claim for negligent interference with prospective economic advantage against the Company

On December 5, 2008, EMCORE was also served with a complaint by Avago Technologies filed in the United States District Court for the Northern District of California, San Jose Division alleging infringement of two patents by the Company’s VCSEL products. (Avago Technologies Singapore et al., Emcore Corporation, et al., Case No.:  C08-5394 EMC).  This matter has been stayed pending resolution of the International Trade Commission  matter described immediately below.

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

c) Green and Gold related litigation

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

On or about February 12, 2009, a second purported stockholder class action (Mueller v. EMCORE Corporation et al., Case No. 1:09cv 133 (D.N.M.)) was filed in the United States District Court for the District of New Mexico against the same defendants named in the Prissert Class Action, based on the substantially the same facts and circumstances, containing substantially the same allegations and seeking substantially the same relief.  Plaintiffs in both class actions have moved to consolidate the matters into a single action, and several alleged EMCORE shareholders have moved to be appointed lead class plaintiff of the to-be consolidated action.  The Court has not yet consolidated the two class actions or selected the lead plaintiff for these class actions

On January 23, 2009, Plaintiff James E. Stearns filed a purported stockholder derivative action (the “Stearns Derivative Action”) on behalf of the Company against certain of its present and former directors and officers (the “Individual Defendants”), as well as the Company as nominal defendant in the Superior Court of New Jersey, Atlantic County, Chancery Division (James E. Stearns, derivatively on behalf of  EMCORE Corporation v. Thomas J. Russell, Robert Bogomolny, Charles Scott, John Gillen, Reuben F. Richards, Jr., Hong Q. Hou, Adam Gushard, David Danzilio and Thomas Werthan, Case No. Atl-C-10-09).  This action is based on essentially the same factual contentions as the Class Action, and alleges that the Individual Defendants engaged in improprieties and violations of law in connection with the reporting of the GGE backlog.  The Derivative Action seeks several forms of relief, allegedly on behalf of the Company, including, among other things, damages, equitable relief, corporate governance reforms, an accounting of, rescission of, restitution of, and costs and disbursements of the lawsuit.

On March 11, 2009, Plaintiff Gary Thomas filed a second purported shareholder derivative action (the “Thomas Derivative Action”; together with the Stearns Derivative Action, the “Derivative Actions”) in the U.S. District Court for the District of New Mexico against the Company and certain of  the Individual Defendants (Gary Thomas, derivatively on behalf of  EMCORE Corporation v. Thomas J. Russell, Robert Bogomolny, Charles Scott, John Gillen, Reuben F. Richards, Jr., Hong Q. Hou, and EMCORE Corporation, Case No. 1.09-cv-00236, (D.N.M.)).  The Thomas Derivative Action makes the same allegations as the Stearns Derivative Action and seeks essentially the same relief.

The Stearns Derivative Action has recently been transferred to Somerset County, New Jersey.  The plaintiff in the Thomas Derivative Action has recently voluntarily dismissed the action in U.S. District Court for the District of New Mexico.  The parties have stipulated that the statute of limitations in the Thomas Derivative Action will be tolled until December 31, 2009.  Plaintiff’s counsel has indicated that if the Thomas Derivative Action is re-filed, it would be filed in New Jersey state court in the County of Somerset, New Jersey, so that both derivative actions can be consolidated before a single judge.

The Company intends to vigorously defend against the allegations of both the Class Actions and the Derivative Action.

d) Securities Matters

▪
SEC Communications.  On or about August 15, 2008, the Company received a letter from the Denver office of the Enforcement Division of the Securities and Exchange Commission wherein it sought EMCORE's voluntary production of documents relating to, among other things, the Company's business relationship with Green and Gold Energy, Inc., its licensees, and the Photovoltaics segment backlog the Company reported to the public.  Since that time, the Company has provided documents to the staff of the SEC and met with the staff on December 12, 2008 to address this matter.  On June 10, 2009, the SEC staff requested that the Company voluntarily provide documentary backup for certain information presented at the December 2008 meeting, which was provided on July 17, 2009, and arrange for a telephone interview with one former employee, which has not yet been scheduled.

▪
NASDAQ Communication.  On or about November 13, 2008, the Company received a letter from the NASDAQ Listings Qualifications group (“NASDAQ”) concerning the Company's removal of $79 million in backlog attributable to GGE which the Company announced on August 8, 2008 and the remaining backlog exclusive of GGE. The Company advised NASDAQ that it would cooperate with its inquiry.  To date, the Company has received three additional requests for information from NASDAQ (the latter 2 of which requested updates on the SEC matter).  The Company has complied with each of NASDAQ’s requests.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)
On April 20, 2008, the Company acquired the enterprise and storage assets of Intel Corporation’s OPD business, as well as Intel’s Connects Cables business.  As consideration for the purchase of assets, the Company issued 3.7 million restricted shares of the Company’s common stock to Intel.   In addition, on April 20, 2009, the Company issued 1.3 million shares of unrestricted common stock to Intel, valued at $1.2 million using the closing share price of $0.91, as consideration for the final purchase price adjustment related to this asset acquisition.

(b)	Not Applicable

(c)	Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2009 Annual Meeting of Shareholders on April 30, 2009.

▪
The Company’s shareholders reelected Mr. John Gillen to the Board of Directors for a term of three years (expiring in 2012). The total shares voted for the election of Mr. Gillen was 52,060,308 and the total shares withheld totaled 4,288,285.

▪	The Company’s shareholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company as follows:

For:                         55,157,675 shares
Against:                 958,617 shares
Abstain:                 232,301 shares

▪	The Company’s shareholders approved an increase in the number of shares reserved for issuance under the Company’s 2000 Employee Stock Purchase Plan

For:                         31,991,930 shares
Against:                 1,232,162 shares
Abstain:                 141,037 shares

Broker non-votes totaled 22,983,464 shares.

▪	The Company’s shareholders approved an increase in the number of shares reserved for issuance under the Company’s 2000 Stock Option Plan

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

10.4 *	Fourth Amendment to the Loan and Security Agreement with Bank of America, N.A., dated May 8, 2009
31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date: August 17, 2009	By: /s/ Hong Q. Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2009	By: /s/ John M, Markovich
John M. Markovich
Chief Financial Officer (Principal Financial and Accounting Officer)