Form 10-K
period 2009-09-30
EMCORE CORP
filed 2009-12-29
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number 0-22175

EMCORE Corporation
(Exact name of registrant as specified in its charter)

New Jersey	22-2746503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10420 Research Road, SE, Albuquerque, New Mexico	87123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (505) 332-5000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value (Title of each class)	NASDAQ Stock Market (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, ”accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):     ☐ Large accelerated filer     ☒  Accelerated filer     ☐ Non-accelerated filer     ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒No

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $56.4 million, based on the closing sale price of $0.76 per share of common stock as reported on The NASDAQ Global Market.

The number of shares outstanding of the registrant’s no par value common stock as of December 21, 2009 was 81,123,911.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the Company's Definitive Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders filed within 120 days of September 30, 2009 or will be included in an amendment to this Form 10-K filed within 120 days of September 30, 2009.

CAUTIONARY STATEMENT
FOR PURPOSES OF “SAFE HARBOR PROVISIONS”
OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934.  These forward-looking statements are largely based on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate.  These forward-looking statements may be identified by the use of terms and phrases such as “anticipates”, “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, “targets”, “will”, and similar expressions or variations of these terms and similar phrases.  Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors, as well as those discussed elsewhere in this Annual Report.  The cautionary statements should be read as being applicable to all forward-looking statements wherever they appear in this Annual Report and they should also be read in conjunction with the consolidated financial statements, including the related footnotes.

Neither management nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All forward-looking statements in this Annual Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements.  We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Annual Report.  Certain information included in this Annual Report may supersede or supplement forward-looking statements in our other Exchange Act reports filed with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

EMCORE Corporation
FORM 10-K
For The Fiscal Year Ended September 30, 2009

PART I

ITEM 1.  Business

Company Overview

EMCORE Corporation (the “Company”, “we”, “our”, or “EMCORE”) is a provider of compound semiconductor-based components and subsystems for the fiber optics and solar power markets.  We were established in 1984 as a New Jersey corporation and have two reporting segments: Fiber Optics and Photovoltaics.  Our Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  Our Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, we offer high-efficiency compound semiconductor-based multi-junction solar cells, covered interconnected cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, we offer concentrating photovoltaic (“CPV”) power systems for commercial and utility scale solar applications as well as high-efficiency multi-junction solar cells and integrated CPV components for use in other solar power concentrator systems.  Our headquarters and principal executive offices are located at 10420 Research Road, SE, Albuquerque, New Mexico, 87123, and our main telephone number is (505) 332-5000.  For specific information about our Company, our products or the markets we serve, please visit our website at http://www.emcore.com.  The information on our website is not incorporated by reference into and is not made a part of this Annual Report on Form 10-K or a part of any other report or filing with the Securities and Exchange Commission (“SEC”).

The Company is subject to the information requirements of the Securities Exchange Act of 1934. We file periodic reports, current reports, proxy statements and other information with the SEC.  The SEC maintains a website at http://www.sec.gov that contains all of our information that has been filed electronically.  We make available free of charge on our website a link to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

Fiber Optics

Our fiber optics products enable information that is encoded on light signals to be transmitted, routed (switched) and received in communication systems and networks.   Our Fiber Optics segment primarily offers the following product lines:

▪
Telecom Optical Products – We believe we are a leading supplier of 10 gigabit per second (“Gb/s”) fully C-band and L-band tunable dense wavelength division multiplexed (“DWDM”) transponders for telecommunications transport systems. We are one of the few suppliers who offer vertically-integrated products, including external-cavity laser modules, integrated tunable laser assemblies (“ITLAs”) and 300-pin transponders. Our internally developed laser technology is highly suited for applications of 10, 40, and 100 Gb/s due to the superior narrow linewidth and low noise characteristics. All DWDM products are fully Telcordia® qualified and comply with industry multi-source agreements (“MSAs”). We are currently sampling customers with our MSA compliant tunable XFP (“TXFP”) product which we believe will rapidly replace 300-pin based transponders over the next few years, enabling a higher density transport solution required by carriers.  The Company’s TXFP products leverage our unique external cavity laser technology to offer identical performance to currently deployed network specifications, without the need for any specification compromise.

▪
Enterprise Products – We believe we provide leading-edge optical components and transceiver modules for data applications that enable switch-to-switch, router-to-router and server-to-server backbone connections at aggregate speeds of 10 Gb/s and above. We offer the broadest range of products with XENPAK form factor which comply with 10 Gb/s Ethernet (“10-GE”) IEEE802.3ae standard. Our 10-GE products include short-reach (“SR”), long-reach (“LR”), extended-reach (“ER”), coarse WDM LX4 optical transceivers to connect between the photonic physical layer and the electrical section layer and CX4 transceivers.  In addition to the 10-GE products, we offer traditional MSA compliant small form factor (“SFF”) and small form factor pluggable (“SFP”) optical transceivers for use in Gigabit Ethernet and Fiber Channel local-area and storage-area networks.  These transceivers provide integrated duplex data links for bi-directional communication over both single-mode and multimode optical fibers at data rates of 1.25Gb/s and 4 Gb/s, respectively.

▪
Laser/Photodetector Component Products - We believe we are a leading provider of optical components including lasers, photodetectors, and various forms of packaged subassemblies. Products include bare die (or chip), TO, and TOSA forms of high-speed 850nm vertical cavity surface emitting lasers (“VCSELs”), distributed feedback (“DFB”) lasers, positive-intrinsic-negative (“PIN”) and avalanche photodiode (“APD”) components for 2G, 8G and 10G Fiber Channel, 1G and 10G Ethernet, FTTP, and telecom applications.  While we provide component products to the entire industry, we also leverage the benefits of our vertically-integrated infrastructure through low-cost manufacturing and early accessibility to newly developed internally produced components.

▪
Parallel Optical Transceiver and Cable Products – We have been a technology and product leader of optical transmitter and receiver products utilizing arrays of optical emitting or detection devices, e.g., VCSELs and photodetectors (“PDs”). These optical transmitter, receiver, and transceiver products are used for back-plane interconnects, switching/routing between telecom racks and high-performance computing clusters. Our products include 12-lane SNAP-12 MSA compliant transmitter and receivers with single and double data rates. Based on the core competency of 4-lane parallel optical transceivers, we offer optical fiber ribbon cables (ECC - EMCORE Connects Cables) with parallel-optical transceivers embedded within the connectors.  These products, with aggregated bandwidths of up to 40 Gb/s, are ideally suited for high-performance computing clusters. Our products provide our customers with increased network capacity; increased data transmission distance and speeds; increased bandwidth; lower power consumption; improved cable management over copper interconnects (less weight and bulk); and lower cost optical interconnections for massively parallel multi-processor installations.

▪
Fiber Channel Transceiver Products – We offer tri-rate SFF and SFP optical transceivers for storage area networks. The MSA compliant transceiver module is designed for high-speed Fiber Channel data links supporting up to 4.25 Gb/s (4X Fiber Channel rate). The products provide integrated duplex data links for bi-directional communication over Multimode optical fiber.

▪
Cable Television (or CATV) Products - We are a market leader in providing radio frequency (“RF”) over fiber products for the CATV industry.  Our products are used in hybrid fiber coaxial (“HFC”) networks that enable cable service operators to offer multiple advanced services to meet the expanding demand for high-speed Internet, on-demand and interactive video and other advanced services, such as high-definition television (“HDTV”) and voice over IP (“VoIP”).  Our CATV products include forward and return-path analog and digital lasers, photodetectors and subassembly components, broadcast analog and digital fiber-optic transmitters and quadrature amplitude modulation (“QAM”) transmitters and receivers.  Our products provide our customers with increased capacity to offer more cable services; increased data transmission distance, speed and bandwidth; lower noise video receive; and lower power consumption.

▪
Fiber-To-The-Premises (or FTTP) Products - Telecommunications companies are increasingly extending their optical infrastructure to their customers’ location in order to deliver higher bandwidth services. We have developed customer qualified FTTP components and subsystem products to support plans by telephone companies to offer voice, video and data services through the deployment of new fiber optics-based access networks.  Our FTTP products include passive optical network (“PON”) transceivers, analog fiber optic transmitters for video overlay and high-power erbium-doped fiber amplifiers (“EDFA”), analog and digital lasers, photodetectors and subassembly components, analog video receivers and multi-dwelling unit (“MDU”) video receivers.  Our products provide our customers with higher performance for analog and digital characteristics; integrated infrastructure to support competitive costs; and additional support for multiple standards.

▪
Satellite Communications (or Satcom) Products - We believe we are a leading provider of optical components and systems for use in equipment that provides high-performance optical data links for the terrestrial portion of satellite communications networks. Our products include transmitters, receivers, subsystems and systems that transport wideband radio frequency and microwave signals between satellite hub equipment and antenna dishes.  Our products provide our customers with increased bandwidth and lower power consumption.

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

Major customers for our Fiber Optics segment include: Aurora Networks, BUPT-GUOAN Broadband, Arris/C-Cor Electronics, Cisco, Fujitsu, Hewlett-Packard, Huawei, IBM, Motorola, Network Appliance, Nortel, Tellabs, and ZTE.

Photovoltaics

We believe our high-efficiency compound semiconductor-based multi-junction solar cell products provide our customers with compelling cost and performance advantages over traditional silicon-based solutions.  These advantages include higher solar cell efficiency allowing for greater conversion of light into electricity as well as a superior ability to withstand extreme heat and radiation environments. These advantages enable our customers to reduce their solar product footprint by providing more power output with fewer solar cells, which is an enhanced benefit when our product is used in terrestrial concentrating photovoltaic (“CPV”) systems.

Our Photovoltaics segment primarily targets the following markets:

▪
Satellite Solar Power Generation - We believe we are a leader in providing solar power generation solutions to the global communications and science satellite industry and U.S. government space programs.  A satellite’s operational success depends on its available power and its capacity to transmit data. We provide advanced compound semiconductor-based solar cells and solar panel products, which are more resistant to radiation levels in space and generate substantially more power from sunlight than silicon-based solutions.  Space power systems using our multi-junction solar cells weigh less per unit of power than traditional silicon-based solar cells. Our products provide our customers with higher conversion efficiency for reduced solar array size and launch costs, higher radiation tolerance, and longer expected lifetime in harsh space environments.

We design and manufacture multi-junction compound semiconductor-based solar cells for both commercial and military satellite applications. We currently manufacture and sell one of the most efficient and reliable, radiation resistant advanced triple-junction solar cells in the world, with an average "beginning of life" efficiency of 28.5%.  We are in the final stages of qualifying the next generation high efficiency multi-junction solar cell platform for space applications which we believe will have an average conversion efficiency of 30%, providing our customers with expanded capability.  We believe we are the only manufacturer to supply true monolithic bypass diodes for shadow protection by utilizing several EMCORE patented methods.

Additionally, we are developing an entirely new class of advanced multi-junction solar cells with even higher conversion efficiency.  This new architecture, called inverted metamorphic (“IMM”), is being developed in conjunction with the National Renewable Energy Laboratory and the US Air Force Research Laboratory and to date has demonstrated conversion efficiency exceeding 33% on an R&D scale.

We also offer covered interconnected cells (“CICs”) and solar panel lay-down services, providing us the capability to manufacture fully integrated solar panels for space applications. We can provide satellite manufacturers with proven, integrated, satellite power solutions that can significantly improve satellite economics. Satellite manufacturers and solar array integrators rely on us to meet their satellite power needs with our proven flight heritage.

▪
Terrestrial Solar Power Generation - Solar power generation systems utilize photovoltaic cells to convert sunlight to electricity and have been used in space programs and, to a lesser extent, in terrestrial applications for several decades.  The market for terrestrial solar power generation solutions will continue to grow as solar power generation technologies improve in efficiency, as global prices for non-renewable energy sources (i.e., fossil fuels) continue to fluctuate considerably, and as concern has increased regarding the effect of fossil fuel-based carbon emissions on global warming. Terrestrial solar power generation has emerged as one of the most rapidly expanding renewable energy sources due to certain advantages solar power has when compared to other energy sources, including reduced environmental impact, elimination of fuel price risk, installation flexibility, scalability, distributed power generation (i.e., electric power is generated at the point of use rather than transmitted from a central station to the user), and reliability. The rapid increase in demand for solar power has created a growing need for highly efficient, reliable and cost-effective concentrating solar power systems.

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

While the terrestrial power generation market is still developing, we have shipped production orders of CPV components to several solar concentrator companies, and have provided samples to others, including major system manufacturers in the United States, Europe, and Asia.  We have finished installations of a total of approximately 1 megawatt (“MW”) of CPV systems in Spain, China, and the US with our own Gen-II CPV power system design.  The Gen-III product, with enhanced performance (including a module efficiency of approximately 30%) and much improved cost structure, is scheduled to be in volume production in the first half of calendar 2010.

Major customers for the Photovoltaics segment include: ATK, Dutch Space, Lockheed Martin, NASA-JPL, Northrop Grumman, Loral Space & Communications, SanAn Optoelectronics, and Sierra Nevada Space.

The following table sets forth the revenue and percentage of total revenue attributable to each of the Company’s reporting segments.

Segment Revenue (in thousands)	2009		2008		2007
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Fiber Optics	$114,134	65%	$171,276	72%	$110,377	65%
Photovoltaics	62,222	35	68,027	28	59,229	35
Total revenue	$176,356	100%	$239,303	100%	$169,606	100%

The following table sets forth our significant market sectors, defined as product line sales that represented greater than 10% of total consolidated revenue, by reporting segment.

Significant Market Sectors As a percentage of total consolidated revenue	For the Fiscal Years Ended September 30,

	2009	2008	2007
Fiber Optics – related:
Cable Television Products	13%	19%	29%
Laser/Photodetector Component Products	-	11%	-
Telecom Optical Products	-	12%	-

Photovoltaics – related:
Satellite Solar Power Generation	33%	21%	35%

Our Strategy

The Company’s management has believed for some time that, due to significant differences in operating strategy between the Company’s Fiber Optics and Photovoltaics businesses, they would provide greater value to shareholders if they were operated as two separate business entities.  Over the past two years, the Company has completed several acquisitions to strengthen one or both of these businesses with a view toward their eventual separation. On April 4, 2008, the Company announced that its Board of Directors had formally authorized management to prepare a comprehensive operational and strategic plan for the separation of these businesses into separate corporations.  Management began assessing alternative methods for achieving this goal; however, the subsequent onset of the recent worldwide economic and financial crisis has had a significant adverse impact on these plans.  A dramatic reduction in customer demand for many of the Company’s Fiber Optics products through June 2009 has significantly lowered revenue and cash flow in that business unit, while a shortage of debt and equity capital, a decline in the price of conventional energy sources, and a generally cautious and conservative attitude in all business sectors has delayed the opportunities for expanded deployment of the Company’s terrestrial photovoltaic products and systems.  As a result, while the Company is continuing to pursue strategic alternatives for separating its two operating segments, the Company has also instituted a series of initiatives aimed at conserving and generating cash over the next twelve months.

During fiscal 2009, management implemented a series of measures and continues to evaluate opportunities intended to align the Company’s cost structure with its revenue forecasts.  Such measures included establishing a line of credit with Bank of America, several workforce reductions, salary reductions, the elimination of executive and employee merit increases, and the elimination or reduction of certain discretionary expenses.  The Company has also significantly lowered its spending on capital expenditures and focused on improving the management of its working capital.  During fiscal 2009, the Company monetized approximately $16.8 million of inventory, generated $16.0 million in cash from lowering its accounts receivable balances and achieved positive cash flow from operations during the quarters ended June 30, 2009 and September 30, 2009.

In fiscal 2010, the Company will continue to remain focused on cash flow while accessing a range of strategic options for the purpose of maximizing shareholder value, including joint-venture business opportunities and the potential sale of certain assets.

With respect to measures taken to generate cash, the Company sold its minority ownership positions in Entech Solar, Inc. and Lightron Corporation in the second quarter of fiscal 2009.  In April 2009, the Company amended the terms of its asset-backed revolving credit facility with Bank of America which reduced the total loan availability to $14 million but also generally resulted in higher borrowing capacity against any given schedule of accounts receivable.  On October 1, 2009, the Company entered into an equity line of credit arrangement with Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”).  Upon issuance of a draw-down request by the Company, Commerce Court has committed to purchasing up to $25 million worth of shares of the Company’s common stock over the 24-month term of the purchase agreement, provided that the number of shares the Company may sell under the facility is limited to no more than 15,971,169 shares of common stock or that would result in the beneficial ownership of more than 9.9% of the then issued and outstanding shares of the Company’s common stock.

Operationally, the key elements of our strategy include:

-	Drive Business Growth through Customer Focus and Expansion of Product Lines

Within our Fiber Optics business segment, business development and product development efforts will be mostly devoted to several world-leading communication equipment manufacturers.  Our objective is to expand business opportunities with these key accounts by offering an enhanced product portfolio, improved customer service, technical support and order fulfillment at a competitive cost.  Through our extensive technical resources, established vertical integration and low-cost manufacturing infrastructure, we are well positioned to leverage these resources to grow revenue and drive market share gain.

Within our Satellite Photovoltaics business, we will continue to offer industry leading high-efficiency solar cells and components.  As a result of our recently announced solar panel program awards, we plan to significantly grow our business through the expansion of new product offerings at the solar panel level.  The improved utilization of our solar panel manufacturing infrastructure will lower our fixed costs per unit, enabling a much more competitively priced solar panel product line.

-	Reduce Product and Business Costs and Improve Profitability

We will continue to drive cost reduction throughout the organization. We expect several cost reduction initiatives that were commenced in fiscal 2009 to come to fruition in fiscal 2010.  We believe these initiatives will improve our gross profit and margins.  We are committed to achieving profitability by the second half of the fiscal year through increased revenue and cost reductions.  We have significantly streamlined our manufacturing operation by focusing on core competencies and addressing cost efficiencies. Where appropriate, we have transferred the manufacturing of certain product lines to low-cost contract manufacturers which allow us to reduce variable costs while still maintaining quality and reliability. Our restructuring programs are designed to reduce the Company’s overhead through several avenues. We will continue to review and take action to divest or exit the businesses and product lines that are not strategic and/or incapable of achieving desired revenue or profitability goals.  In fiscal 2010, we will continue to place increased emphasis on improving our working capital management and we expect capital expenditures will be reduced significantly compared to prior years.

-	Continue to Invest in R&D to Stay Ahead of Competition

We have invested significantly in research and development and product engineering over the past several years and developed a clear technology leadership position in many of our product lines. In fiscal 2010, we will continue to invest in R&D, but we will be very selective in allocating R&D resources to develop competitive technologies and products as a means to maintain technology leadership over our competitors.  In the meantime, we will continue to focus R&D and product engineering investments to develop a broader range of products for a focused customer base and product cost reduction efforts.

-	Grow Our CPV Business by Penetrating into Emerging Markets through Strategic Partnerships

We are committed to launching our next generation CPV products in fiscal 2010. We will focus our business development efforts on solar power opportunities in emerging markets.  We expect our Gen-III CPV terrestrial solar power system to provide a competitive cost of energy for commercial and utility scale projects in certain geographic regions. We have implemented a new marketing strategy which will focus our traditional competencies in technological innovation, systems design, and engineering, while retaining our unique competitive advantage as the only vertically-integrated supplier to the CPV market.  We will continue to develop and expand partnerships with major companies, both domestically and internationally, to drive deployment of our terrestrial CPV components and systems.

-	Leverage Internal Advanced Technology Programs for Expanded Government Applications

Through extensive R&D investment in both our specialty fiber optics and satellite photovoltaic technology areas, we have developed a suite of unique and enabling technology solutions for programs related to defense and government interests. We will be investing significant resources to develop new business opportunities and build programs within this area.  We believe this market represents a significant growth opportunity for the Company.

Government Research Contracts

We derive a portion of our revenue from funding by various agencies of the U.S. government through research contracts and subcontracts. These contracts typically cover work performed over extended periods of time, from several months up to several years. These contracts may be modified or terminated at the convenience of the U.S. government and may be subject to government budgetary fluctuations.

Sources of Raw Materials

We depend on a limited number of suppliers for certain raw materials, components and equipment used in our products. We continually review our vendor relationships to mitigate risks and lower costs, especially where we depend on one or two vendors for critical components or raw materials. While maintaining inventories that we believe are sufficient to meet our near-term needs, we strive not to carry significant inventories of raw materials. Accordingly, we maintain ongoing communications with our vendors in order to prevent any interruptions in supply, and have implemented a supply-chain management program to maintain quality and lower purchase prices through standardized purchasing efficiencies and design requirements. To date, we generally have been able to obtain sufficient quantities of quality supplies in a timely manner.

Manufacturing

The Company utilizes dedicated MOCVD (metal-organic chemical vapor deposition) systems for both development and production, which are capable of processing virtually all compound semiconductor-based materials and devices.  Our operations include wafer fabrication; device design and production; fiber optic module, subsystem and system design and manufacture; and, solar panel engineering and assembly.  Many of our manufacturing operations are computer monitored or controlled to enhance production output and statistical control. We employ a strategy of minimizing ongoing capital investments, while maximizing the variable nature of our cost structure. We maintain supply agreements with certain key suppliers throughout our supply chain management function. Where we can gain cost advantages while maintaining quality and intellectual property control, we outsource the production of certain products, subsystems, components and subassemblies to contract manufacturers located overseas. Our contract manufacturers must maintain comprehensive quality and delivery systems, and we continuously monitor them for compliance.

Our various manufacturing processes involve extensive quality assurance systems and performance testing. Our facilities have acquired and maintain certification status for their quality management systems. Our manufacturing facilities located in Albuquerque, New Mexico; Alhambra, California and Langfang, China are registered to ISO 9001 standards.

Restructuring Programs

The Company is committed to achieving profitability by increasing revenue through the introduction of new products and reducing costs.  We have significantly streamlined our manufacturing operations by focusing on core competencies to identify cost efficiencies. Where appropriate, we transferred the manufacturing of certain product lines to low-cost contract manufacturers or our own manufacturing facility in China whenever such transfer can lower costs while maintaining quality and reliability.

The Company’s restructuring programs are designed to further reduce the number of our manufacturing facilities, in addition to the divestiture or exit from selected businesses and product lines that are not strategic or are not capable of achieving desired revenue or profitability goals.  In addition, we will continue to drive operational efficiency and reduce overhead costs.

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

Research and Development

Our research and development (R&D) efforts have been focused on maintaining our technological competitive position by working to improve the quality and attributes of our product lines. We also invest significant resources to develop new products and production technology to expand into new market opportunities by leveraging our existing technology base and infrastructure. Our industry is characterized by rapid changes in process technologies with increasing levels of functional integration. Our efforts are focused on designing new proprietary processes and products, on improving the performance of our existing materials, components and subsystems, and on reducing costs in the product manufacturing process.

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

R&D expense was $27.1 million, $39.5 million, and $30.0 million for the fiscal years ended September 30, 2009, 2008, and 2007, respectively.

Intellectual Property and Licensing

We protect our proprietary technology by applying for patents, where appropriate, and in other cases by preserving the technology, related know-how and information as trade secrets. The success and competitive position of our product lines depends significantly on our ability to obtain intellectual property protection for our R&D efforts. We also acquire, through license grants or assignments, rights to patents on inventions originally developed by others.  As of September 30, 2009, we held approximately 175 U.S. patents and 25 foreign patents and have over 100 additional patent applications pending. Our U.S. patents will expire on varying dates between 2010 and 2027.  These patents and patent applications claim various aspects of current or planned commercial versions of our materials, components, subsystems and systems.

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

Partial lists of our competitors within the markets we participate in include:

Fiber Optics

CATV Networks.  Our main competitors include Applied Optoelectronics and Finisar at the subsystem level and Applied Optoelectronics and Sumitomo Electric Device Innovations at the component product level.

FTTP and Telecommunications Networks.  Our competitors include Cyoptics, Mitsubishi, and Source Photonics for FTTP components and transceivers.  For 10Gb/s tunable transponders, our principal competitors include Finisar, JDSU, and Opnext.

Data Communications, Storage Area Networks and Parallel Optic Device Products.   Our principal competitors include Avago, Finisar, and Opnext.

Satellite Communications Networks.   Our primary competitors are Foxcom and MITEQ, Inc.

Video Transport Products.   Our primary competitors are Evertz and Telecast.

Photovoltaics

Satellite Solar Power Generation.  In the market for satellite solar power products, we primarily compete with Azure Solar, Sharp, and Spectrolab, a subsidiary of Boeing.

Terrestrial Solar Power Generation.  In the market for terrestrial solar power products, we primarily compete with Azure Solar and Spectrolab in the solar cell market, and Amonix, Concentrix, and SolFocus in the solar power systems market.

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

There are substantial barriers to entry by new competitors across our product lines. These barriers include the large number of existing patents, the time and costs to be incurred to develop products, the technical difficulty in manufacturing semiconductor-based products, the lengthy sales and qualification cycles and the difficulties in hiring and retaining skilled employees with the required scientific and technical backgrounds. We believe that the primary competitive factors within our current markets are product cost, yield, throughput, performance, reliability, breadth of product line, product heritage, customer satisfaction and customer commitment to competing technologies. Competitors may develop enhancements to or future generations of competitive products that offer superior price and performance characteristics. We believe that in order to remain competitive, we must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide.

Order Backlog

As of September 30, 2009, the Company had a consolidated order backlog of approximately $62.6 million comprised of $47.7 million in order backlog related to our Photovoltaics segment and $14.9 million in order backlog related to our Fiber Optics segment.  As of September 30, 2008, the Company had a consolidated order backlog of approximately $61.9 million comprised of $40.8 million in order backlog related to our Photovoltaics segment and $21.1 million in order backlog related to our Fiber Optics segment. Order backlog is defined as purchase orders or supply agreements accepted by the Company with expected product delivery and/or services to be performed within the next twelve months.

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

Employees

As of September 30, 2009, we had approximately 700 employees, including approximately 150 international employees that are located primarily in China.   This represented a decrease of approximately 300 employees when compared to September 30, 2008.

None of our employees are covered by a collective bargaining agreement.  We have never experienced any labor-related work stoppage and believe that our employee relations are good.

Competition is intense in the recruiting of personnel in the semiconductor industry.  Our ability to attract and retain qualified personnel is essential to our continued success. We are focused on retaining key contributors, developing our staff and cultivating their level of commitment to the Company.

ITEM 1A.  Risk Factors

Our disclosure and analysis in this 2009 Annual Report on Form 10-K contain some forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of Exchange Act, that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public.  These statements are based largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  They relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, projections about our future results, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate.  These forward-looking statements may be identified by the use of terms and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “targets”, “can”, “may”, “could”, “will”, and variations of these terms and similar phrases.

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

We commenced operations in 1984 and as of September 30, 2009, we had an accumulated deficit of $560.8 million. We incurred a net loss of $136.1 million in fiscal 2009, net loss of $80.9 million in fiscal 2008, and a net loss of $58.7 million in fiscal 2007.   Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future.   If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability.

Negative worldwide economic conditions could continue to result in a decrease in our sales and revenue and an increase in our operating costs, which could continue to adversely affect our business and operating results.

If the recent worldwide economic downturn continues, many of our direct and indirect customers may delay or reduce their purchases of our products and systems containing our products. In addition, several of our customers rely on credit financing in order to purchase our products. If the negative conditions in the global credit markets prevent our customers’ access to credit, orders for our products may decrease, which would result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may become unable to offer the materials we use to manufacture our products. These actions could result in reductions in our revenue, increased price competition and increased operating costs, which could adversely affect our business, results of operations and financial condition.

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

Our quarterly and annual operating results have fluctuated substantially in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control.  Factors that could cause our quarterly or annual operating results to fluctuate include:

-	market acceptance of our products;
-	market demand for the products and services provided by our customers;
-	disruptions or delays in our manufacturing processes or in our supply of raw materials or product components;
-	changes in the timing and size of orders by our customers;
-	cancellations and postponements of previously placed orders;

-	reductions in prices for our products or increases in the costs of our raw materials;
-	the introduction of new products and manufacturing processes;
-	fluctuations in manufacturing yields;
-	the emergence of new industry standards;
-	failure to anticipate changing customer product requirements;
-	the loss or gain of important customers;
-	product obsolescence;
-	the amount of research and development expenses associated with new product introductions;
-	the continuation or worsening of the current global economic slowdown;
-	economic conditions in various geographic areas where we or our customers do business;
-	acts of terrorism and international conflicts or crises;
-	other conditions affecting the timing of customer orders;
-	a downturn in the markets for our customers’ products, particularly the telecommunications components markets;
-	significant warranty claims, including those not covered by our suppliers;
-	intellectual property disputes;
-	loss of key personnel or the shortage of available skilled workers; and
-	the effects of competitive pricing pressures, including decreases in average selling prices of our products.

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

Our credit facility agreement with Bank of America, N.A., contains customary covenants and defaults, including among others, limitations on dividends, incurrence of indebtedness and liens and mergers and acquisitions and may restrict our operating flexibility.  The facility is also subject to certain financial covenants which the Company was in compliance with for the three months ended June 30, 2009 and September 30, 2009.   Depending on the Company’s operating results in fiscal 2010, the Company may not continue to be compliant with the credit facility’s financial covenants.

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

Financial markets worldwide have recently experienced an unprecedented crisis which may have a continuing materially adverse impact on the Company, our customers and our suppliers.

Financial markets have recently experienced an unprecedented financial crisis worldwide, affecting both debt and equity markets, which has substantially limited the amount of financing available to all companies, including companies with substantially greater resources, better credit ratings and more successful operating histories than us.  It is impossible to predict how long the impact of this crisis will last or how it will be resolved.  It may, however, have a materially adverse affect on the Company for a number of reasons, such as:

-
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

-
The Company’s fiber optics products are sold principally to large publicly held companies which are also dependent on public debt and equity markets.  Our customers may be unable to obtain the financing necessary to continue their own operations.

-
The market for the products of the Company’s fiber optics customers, into which the Company’s fiber optics products are incorporated, is dependent on capital spending from telecommunications and data communications companies, which may also be adversely affected by the lack of financing.

-
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

-
A reduction in the Company’s sales will adversely affect the Company’s ability to draw on its existing line of credit with Bank of America because that line of credit is largely dependent on the level of the Company’s accounts receivable.

-
Negative worldwide economic conditions and market instability make it difficult for us, our customers and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products that can depress product prices, increase our inventory carrying costs and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in our products, that could result in an inability to satisfy demand for our products and a loss of market share.

-
Negative global economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.  We extend credit and payment terms to some of our customers. We could suffer significant losses if customers fail to pay us, which would  have a negative impact on our financial results.

In addition, the worldwide financial crisis may adversely affect certain assets held by the Company.

The market price for our common stock has experienced significant price and volume volatility and is likely to continue to experience significant volatility in the future.  This volatility may impair our ability to finance strategic transactions with our stock and otherwise harm our business

The closing price of our common stock fluctuated from a high of $5.50 per share to a low of $0.50 per share during the fiscal year ended September 30, 2009.  As of December 21, 2009 the closing price of our common stock was $1.09.  Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside our control.  Significant declines in our stock price may interfere with our ability to raise additional funds through equity financing or to finance strategic transactions with our stock.  We have historically used equity incentive compensation as part of our overall compensation arrangements.  The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price.  In addition, there may be increased risk of securities litigation following periods of fluctuations in our stock price.  Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities. These and other consequences of volatility in our stock price could have the effect of diverting management’s attention and could materially harm our business, and could be exacerbated by the recent worldwide financial crisis.

We have significant liquidity and capital requirements and may require additional capital in the future.  If we are unable to obtain the additional capital necessary to meet our requirements, our business may be adversely affected.

Historically, the Company has consumed cash from operations.   We have managed our liquidity situation through a series of cost reduction initiatives, capital markets transactions and the sale of assets.  We currently have approximately $37.5 million in working capital as of September 30, 2009.  The global credit market crisis has had a dramatic effect on the markets we serve and has created a substantially more difficult business environment for us. We do not believe it is likely that these adverse economic conditions, and their effect on the technology industry, will improve significantly in the near term, notwithstanding the unprecedented intervention by the U.S. and other governments in the global banking and financial systems.

On October 1, 2009, the Company entered into what is sometimes termed an equity line of credit arrangement with Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”). Specifically, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”), that provides that, upon issuance of a draw-down request by the Company, Commerce Court has committed to purchase up to $25 million worth of our common stock over the 24-month term of the Purchase Agreement; provided, however, in no event may we sell under the Purchase Agreement more than 15,971,169 shares of common stock or more shares that would result in the beneficial ownership or more than 9.9% of the then issued and outstanding shares of our common stock.

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

Factors such as changes in energy prices or the development of new and efficient alternative energy technologies could also limit growth in, or reduce the market for, our terrestrial solar power products.  In addition, we experienced difficulties in applying our satellite-based solar products to terrestrial applications.  We may experience further difficulties in the future in competing with new and emerging terrestrial solar power products, which we have determined to be extremely price sensitive and rapidly changing as well as obtaining financing for utility-scale projects utilizing our technology, particularly in view of the recent worldwide financial crisis.

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

Successful deployment of our solar power systems may require us to assume roles with respect to solar power projects with which we have limited or no experience (such as acting as general contractor) and which may expose us to certain financial risks (such as cost overruns and performance guaranties) which we may not have the expertise to properly evaluate or manage.  In addition, we may be subject to unexpected warranty expense; if we are subject to warranty and product liability claims, such claims could adversely affect our business, financial condition, results of operations, and cash flow.

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

As with any project-related business, there is the potential for delays within or cancellation of any particular customer project. Variation of project timelines and estimates may impact our ability to recognize revenue in a particular period. Moreover, incurring penalties involving the return of the contract price to the customer for failure to timely install one project could negatively impact our ability to continue to recognize revenue on a “percentage-of-completion” basis generally for other projects. In addition, certain customer contracts may include payment milestones due at specified points during a project. Because our Photovoltaics segment usually must invest substantial time and incur significant expense in advance of achieving milestones and the receipt of payment, failure to achieve such milestones could adversely affect our business, financial condition, results of operations, and cash flows.

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

In fiscal 2009, 2008 and 2007, our top five customers accounted for 43%, 46%, and 48%, respectively of our total annual consolidated revenue.  There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers.  Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of our net revenues could continue to depend on sales to a limited number of customers.  Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement, and our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales to one or more of our larger customers could have a material adverse affect on our business, financial condition and results of operations.

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
The use of contract manufacturers located outside of the U.S. also subjects us to the following additional risks that could significantly impair our ability to source our contract manufacturing requirements internationally, including:

-	unexpected changes in regulatory requirements;
-	legal uncertainties regarding liability, tariffs and other trade barriers;
-	inadequate protection of intellectual property in some countries;
-	greater incidence of shipping delays;
-	greater difficulty in overseeing manufacturing operations;
-	greater difficulty in hiring talent needed to oversee manufacturing operations;
-	potential political and economic instability;
-	potential adverse actions by the U.S. government pursuant to its stated intention to reduce the loss of U.S. jobs; and
-
the outbreak of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (“SARS”), or the avian flu, which could result in travel restrictions or the closure of our facilities or the facilities of our customers and suppliers.

Any of these factors could significantly impair our ability to source our contract manufacturing requirements internationally.

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

Product development delays may result from numerous factors, including:

-	changing product specifications and customer requirements;
-	unanticipated engineering complexities;
-	expense reduction measures we have implemented and others we may implement;
-	difficulties in hiring and retaining necessary technical personnel; and
-	difficulties in allocating engineering resources and overcoming resource limitations.

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

Spending to develop and improve our technology may negatively impact our financial results.

We may need to increase our capital expenditures and expenses above our historical run-rate model in order to attempt to improve our existing technology and develop new technology. Increasing our investments in research and development of technology could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.

The competitive and rapidly evolving nature of our industries has in the past resulted and is likely in the future to result in reductions in our product prices and periods of reduced demand for our products.

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

The introduction of new products and more efficient production of existing products by our competitors has resulted and is likely in the future to result in price reductions and increases in expenses and reduced demand for our products.  In addition, some of our competitors may be willing to provide their products at lower prices, accept a lower profit margin or spend more capital in order to obtain or retain business.  Competitive pressures have required us to reduce the prices of some of our products. These competitive forces could diminish our market share and gross margins, resulting in a material adverse affect on our business, financial condition and results of operations.

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

We are subject to warranty claims, product recalls and product liability.

We may be subject to warranty or product liability claims that may lead to increased expenses in order to defend or settle such claims. Such warranty claims may arise in areas such as terrestrial solar components or systems where our operating experience is limited. We maintain product liability insurance, but such insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims. We may incur costs and expenses relating to a recall of one of our customers’ products containing one of our products. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Payments and expenses in connection with warranty and product liability claims could materially affect our financial condition and results of operations.

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

In our Fiber Optics reporting segment, we generally do not have long-term supply contracts with our customers and we typically sell our products pursuant to purchase orders with short lead times, and even where we do have supply contracts, our customers are not obligated to purchase any minimum amount of our products.  As a result, our customers could stop purchasing our products at any time and we must fulfill orders in a timely manner to keep our customers.  Risks associated with the absence of long-term purchase commitments with our customers include the following:

-	our customers can stop purchasing our products at any time without penalty;
-	our customers may purchase products from our competitors; and
-	our customers are not required to make minimum purchases.

These risks are increased by the fact that our customers in this market are large, sophisticated companies which have considerable purchasing power and control over their suppliers. In the Fiber Optics market, we generally sell our products pursuant to individual purchase orders, which often have extremely short lead times.  If we are unable to fulfill these orders in a timely manner, it is likely that we will lose sales and customers.  In addition, we sell some of our products to the U.S. government and related entities.  These contracts are generally subject to termination for convenience provisions and may be cancelled at any time.
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

The risk of fixed price contracts in the photovoltaics market is increased by the new and rapidly changing nature of the terrestrial photovoltaics market and the Company’s limited experience in that market.

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

We have significant international sales, which expose us to additional risks and uncertainties

Sales to customers located outside the U.S. accounted for approximately 38% of our consolidated revenue in fiscal 2009, 44% of our revenue in fiscal 2008 and 27% of our revenue in fiscal 2007, with revenue assigned to geographic regions based on our customers’ billing address. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenue as we seek international expansion opportunities. Because of this, the following international commercial risks may materially adversely affect our revenue:

-
political and economic instability or changes in U.S. government policy with respect to these foreign countries may inhibit export of our devices and limit potential customers’ access to U.S. dollars in a country or region in which those potential customers are located;

-	we may experience difficulties in the timeliness of collection of foreign accounts receivable and be forced to write off these receivables;

-	tariffs and other barriers may make our devices less cost competitive;

-	the laws of certain foreign countries may not adequately protect our trade secrets and intellectual property or may be burdensome to comply with;

-	potentially adverse tax consequences to our customers may damage our cost competitiveness;

-	currency fluctuations, which may make our products less cost competitive, affecting overseas demand for our products or otherwise adversely affect our business; and

-	language and other cultural barriers may require us to expend additional resources competing in foreign markets or hinder our ability to effectively compete.

In addition, we may be exposed to additional legal risks under the laws of both the countries in which we operate and in the United States, including the Foreign Corrupt Practices Act.

We are increasing operations in China, which exposes us to risks inherent in doing business in China.

In May 2007, EMCORE Hong Kong, Ltd., a wholly owned subsidiary of EMCORE Corporation, announced the opening of a new manufacturing facility in Langfang, China. Our Chinese subsidiary, Langfang EMCORE Optoelectronics Co. Ltd., is located approximately 20 miles southeast of Beijing and currently occupies a space of 48,000 square feet with a Class-10,000 clean room for optoelectronic device packaging.  Another 40,000 square feet is available for future expansion.  We have begun the transfer of our most cost sensitive optoelectronic devices to this facility.  This facility, along with a strategic alignment with our existing contract-manufacturing partners, should enable us to improve our cost structure and gross margins across product lines. We expect to develop and provide improved service to our global customers by having a local presence in Asia.   As we continue to consolidate our manufacturing operations, we will incur additional costs to transfer product lines to our China facility, including costs of qualification testing with our customers, which could have a material adverse impact on our operating results and financial condition.

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

Exports of our products are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department.  For products subject to the Export Administration Regulations (“EAR”) administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination and the identity of the end user.  Virtually all exports of products subject to the International Traffic in Arms Regulations (“ITAR”) regulations administered by the Department of State’s Directorate of Defense Trade Controls require a license.  Most of our fiber optics products, terrestrial solar power products, and commercially available solar cell satellite power products are subject to EAR; however, certain fiber optics products and certain solar cell satellite power products with an efficiency rating above 31% are currently subject to ITAR.

Given the current global political climate, obtaining export licenses can be difficult and time-consuming.  Failure to obtain export licenses for product shipments could significantly reduce our revenue and could materially adversely affect our business, financial condition and results of operations. Compliance with U.S. government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on foreign competitors may adversely affect our competitive position.

Protecting our trade secrets and obtaining patent protection is critical to our ability to effectively compete.

Our success and competitive position depend on protecting our trade secrets and other intellectual property. Our strategy is to rely on trade secrets and patents to protect our manufacturing and sales processes and products. Reliance on trade secrets is only an effective business practice if trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. We take measures to protect our trade secrets, including executing non-disclosure agreements with our employees, customers and suppliers. If parties breach these agreements, the measures we take are not properly implemented, or if a competitor is able to reproduce or otherwise capitalize on our technology despite the safeguards we have in place, it may be difficult, expensive or impossible for us to obtain necessary legal protection. Disclosure of our trade secrets or reverse engineering of our proprietary products, processes, or devices could materially adversely affect our business, financial condition and results of operations.

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

The compound semiconductor, optoelectronics and fiber optic communications industries are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time we have received, and may receive in the future; notice of claims of infringement of other parties’ proprietary rights and licensing offers to commercialize third party patent rights. There can be no assurance that:

-	infringement claims (or claims for indemnification resulting from infringement claims) will not be asserted against us or that such claims will not be successful;

-	future assertions will not result in an injunction against the sale of infringing products, which could significantly impair our business and results of operations;

-	any patent owned or licensed by us will not be invalidated, circumvented or challenged; or

-	we will not be required to obtain licenses, the expense of which may adversely affect our results of operations and profitability.

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

Failure to comply with environmental and safety regulations, resulting in improper handling of hazardous raw materials used in our manufacturing processes or waste product generated there from, could result in costly remediation fees, penalties or damages.

We are subject to laws and regulations and must obtain certain permits and licenses relating to the use of hazardous materials. Our production activities involve the use of certain hazardous raw materials, including, but not limited to, ammonia, gallium, phosphine and arsine. If our control systems are unsuccessful in preventing a release of these materials into the environment or other adverse environmental conditions or human exposures occur, we could experience interruptions in our operations and incur substantial remediation and other costs or liabilities.  In addition, certain foreign laws and regulations place restrictions on the concentration of certain hazardous materials, including, but not limited to, lead, mercury and cadmium, in our products. Failure to comply with such laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of our products. These regulations include the European Union’s (“EU”) Restrictions on Hazardous Substances and Directive on Waste Electrical and Electronic Equipment. Failure to comply with environmental and health and safety laws and regulations may limit our ability to export products to the EU and could materially adversely affect our business, financial condition and results of operations. In addition, the Department of Homeland Security has commenced a program to evaluate the security of certain chemicals which may be of interest to terrorists, including chemicals utilized by the Company.  This evaluation may lead to regulations or restrictions affecting the Company’s ability to utilize these chemicals or the costs of doing so. In connection with our compliance with such environmental laws and regulations, as well as our compliance with industry environmental initiatives, the standards of business conduct required by some of our customers, and our commitment to sound corporate citizenship in all aspects of our business, we could incur substantial compliance and operating costs and be subject to disruptions to our operations. In addition, in the last few years, there has been increased media scrutiny and associated reports focusing on a potential link between working in semiconductor manufacturing clean room environments and certain illnesses, primarily different types of cancers. Regulatory agencies and industry associations have begun to study the issue to see if any actual correlation exists. Because we utilize clean rooms, we may become subject to liability claims. In addition, these reports may also affect our ability to recruit and retain employees. If we were found to be in violation of environmental and safety regulations laws or noncompliance with industry initiatives or standards of conduct, we could be subject to governmental fines or liability to our customers, which could adversely affect our business, results of operations, cash flows, and financial condition.

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

Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access and other similar disruptions. Our business is also subject to break-ins, sabotage and intentional acts of vandalism by third parties as well as employees. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruptions or security breach results in a loss or damage to our data, or inappropriate disclosure of confidential information, it could harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

In addition, implementation of new software programs, including the implementation of an enterprise resource planning (“ERP”) program which the Company intends to install at one of the Company’s divisions during fiscal year 2010, may have adverse impact on the Company, including interruption of operations, loss of data, budget overruns and the consumption of management time and resources.

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

Certain provisions of New Jersey law and our charter may make a takeover of the Company difficult even if such takeover could be beneficial to some of our shareholders.

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

To increase our business and maintain our competitive position, we may acquire other companies or engage in joint ventures in the future. Acquisitions and joint ventures involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

-	insufficient experience with technologies and markets in which the acquired business is involved, which may be necessary to successfully operate and integrate the business;

-	problems integrating the acquired operations, personnel, technologies or products with the existing business and products;

-	diversion of management time and attention from the core business to the acquired business or joint venture;

-	potential failure to retain key technical, management, sales and other personnel of the acquired business or joint venture;

-	difficulties in retaining relationships with suppliers and customers of the acquired business, particularly where such customers or suppliers compete with us;

-	reliance upon joint ventures which we do not control;

-	subsequent impairment of the acquired assets, including intangible assets; and

-	assumption of liabilities including, but not limited to, lawsuits, tax examinations, warranty issues, etc.

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

We prepare our financial statements to conform to U.S. GAAP. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our consolidated reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.  For example, the Financial Accounting Standards Board issued authoritative guidance related to the consolidation of variable interest entities that may impact our accounting for future joint ventures or project companies. In the event that we are deemed the primary beneficiary of a variable interest entity, we may have to consolidate the assets, liabilities and financial results of the joint venture. This could have an adverse impact on our financial position, gross margin and operating results.  Also, the Securities and Exchange Commission (“SEC”) issued its long-anticipated proposed International Financial Reporting Standards (“IFRS”) roadmap outlining milestones that, if achieved, could lead to mandatory transition to IFRS for U.S. domestic registrants starting in 2014. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company could be required to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS for U.S. domestic registrants. Management is currently assessing the impact that this potential change would have on the Company’s consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

Natural disasters or other catastrophic events could have a material adverse affect on our business.

Natural disasters, such as hurricanes, earthquakes, and fires, particularly in California or in New Mexico, could unfavorably affect our operations and financial performance.  Such events could result in physical damage to one or more of our facilities, the temporary closure of one or more of our facilities or those of our suppliers, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, and delays in the delivery of goods. Public health issues, such as a potential H1N1 flu pandemic (swine flu), whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have an adverse impact on customer demand. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition, and results of operations. These events could also reduce demand for our products or make it difficult or impossible to receive products from suppliers. Although we maintain business interruption insurance and other insurance intended to cover some or all of these risks, such insurance may be inadequate, whether because of coverage amount, policy limitations, the financial viability of the insurance companies issuing such policies, or other reasons.

ITEM 1B.  Unresolved Staff Comments

Not Applicable.

ITEM 2.  Properties

The following chart contains certain information regarding each of our principal facilities.

Location	Function	Approximate Square Footage	Term (in calendar year)

Albuquerque, New Mexico	Corporate Headquarters Manufacturing and R&D facilities for both photovoltaic and fiber optics products	165,000	Facilities are 100% owned by the Company. Certain land is leased, which expires in 2050

Alhambra, California	Manufacturing and R&D facilities for fiber optics products	83,000	Multiple leases, which expire in 2011 through 2013 (1)

Newark, California	R&D facilities for fiber optics products	55,000	Multiple leases, which expire in 2013 (1)

Langfang, China	Manufacturing facility for fiber optics products	48,000	Multiple leases, which expire in 2012 through 2013 (1)

Sonora, Mexico	Manufacturing facility for photovoltaics products	20,000	This facility is in the process of being vacated. This lease will expire by December 31, 2009

Ivyland, Pennsylvania	Manufacturing & R&D facility for fiber optics products	9,000	Lease expires in 2011 (1)

Albuquerque, New Mexico	Storage warehouse	6,000	Lease expires in 2010 (1)

Taipei City, Taiwan	R&D facility for fiber optics products	7,000	Lease expires in 2013

Somerset, New Jersey	R&D facility	5,000	Lease expires in 2010 (1)

San Diego, California	R&D facility	1,000	Month-to-month lease

Albuquerque, New Mexico	Apartment	1,000	One year lease commitment through September 2010 was signed in November 2009 (1)

Vacated Property:

Naperville, Illinois	Facility was vacated in October 2008	11,000	Lease expires in February 2013. The Company continues to work on subleasing this property.

Footnote
(1)	This lease has the option to be renewed by the Company, subject to inflation adjustments.

ITEM 3.  Legal Proceedings

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.  The Company does not believe it has a potential liability related to current legal proceedings and claims that could individually, or in the aggregate, have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any legal matters or should several legal matters be resolved against the Company in the same reporting period, then the operating results of that particular reporting period could be materially adversely affected.  During fiscal year 2009, the Company settled certain matters that did not individually, or in the aggregate, have a material impact on the Company’s results of operations.

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

On December 20, 2007, the Company was served with a complaint in another declaratory relief action which Optium had filed in the Federal District Court for the Western District of Pennsylvania.  This action seeks to have U.S. patents 6,282,003 and 6,490,071 declared invalid or unenforceable because of certain conduct alleged to have occurred in connection with the grant of these patents.  These allegations are substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  On August 11, 2008, both actions pending in the Western District of Pennsylvania were consolidated before a single judge, and a trial date of October 19, 2009 was set.  On February 18, 2009, the Company’s motion for a summary judgment dismissing Optium’s declaratory relief action was granted, and on March 11, 2009, the Company was notified that Optium intended to file an appeal of this order. In October 2009 the consolidated matters were tried before a jury, which found that all patents asserted against Optium were valid, that all claims asserted were infringed, and that such infringement by Optium was willful where willfulness was asserted.  The jury awarded EMCORE and JDSU monetary damages totaling approximately $3.4 million.  Post trial motions are currently pending, including EMCORE’s request for enhanced damages and an injunction.

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

On December 5, 2008, the Company was also served with a complaint by Avago Technologies filed in the United States District Court for the Northern District of California, San Jose Division alleging infringement of two patents by the Company’s VCSEL products. (Avago Technologies Singapore et al., Emcore Corporation, et al., Case No.:  C08-5394 EMC).  This matter has been stayed pending resolution of the International Trade Commission matter described immediately below.

On March 5, 2009, the Company was notified that, based on a complaint filed by Avago alleging the same patent infringement that formed the basis of the complaint previously filed in the Northern District of California, the U.S. International Trade Commission had determined to begin an investigation titled “In the Matter of Certain Optoelectronic Devices, Components Thereof and Products Containing the Same”, Inv. No. 337-TA-669.  This matter was tried before an administrative law judge of the International Trade Commission from November 16-20, 2009, and final briefings have been completed but no decision has yet been rendered.

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

On or about February 12, 2009, a second purported stockholder class action (Mueller v. EMCORE Corporation et al., Case No. 1:09cv 133 (D.N.M.)) was filed in the United States District Court for the District of New Mexico against the same defendants named in the Prissert Class Action, based on substantially the same facts and circumstances, containing substantially the same allegations and seeking substantially the same relief.  Plaintiffs in both class actions have moved to consolidate the matters into a single action, and several alleged EMCORE shareholders have moved to be appointed lead class plaintiff of the to-be consolidated action.  Selection of a lead plaintiff in this matter is currently pending before the Court.

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

The Stearns Derivative Action and the Thomas Derivative action have been consolidated before a single judge in Somerset County, New Jersey, and have been stayed pending the Class Actions.

The Company intends to vigorously defend against the allegations of both the Class Actions and the Derivative Action.

d) Securities Matters

-
SEC Communications.  On or about August 15, 2008, the Company received a letter from the Denver office of the Enforcement Division of the Securities and Exchange Commission wherein it sought the Company's voluntary production of documents relating to, among other things, the Company's business relationship with Green and Gold Energy, Inc., its licensees, and the Photovoltaics segment backlog the Company reported to the public.  Since that time, the Company has provided documents to the staff of the SEC and met with the staff on December 12, 2008 to address this matter.  On June 10, 2009, the SEC staff requested that the Company voluntarily provide documentary backup for certain information presented at the December 2008 meeting, which was provided on July 17, 2009, and arrange for a telephone interview with one former employee, which has been completed.  On August 24, 2009, in a telephone call with the Company’s counsel, the staff posed certain questions relating to the material provided on July 17, 2009, which were answered via the production of additional information and documentation on October 9, 2009.

-
NASDAQ Communication.  On or about November 13, 2008, the Company received a letter from the NASDAQ Listings Qualifications group (“NASDAQ”) concerning the Company's removal of $79 million in backlog attributable to GGE which the Company announced on August 8, 2008 and the remaining backlog exclusive of GGE. The Company advised NASDAQ that it would cooperate with its inquiry.  To date, the Company has received three additional requests for information from NASDAQ (the latter 2 of which requested updates on the SEC matter).  The Company has complied with each of NASDAQ’s requests.  In early November 2009 the NASDAQ orally requested to be advised of developments in the SEC matter.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2009.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The NASDAQ Global Market and is quoted under the symbol "EMKR". The reported closing sale price of our common stock on December 21, 2009 was $1.09 per share. As of December 21, 2009, we had approximately 176 shareholders of record.  Many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, and we are unable to estimate the number of these shareholders.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest sales prices for the Company’s common stock on The NASDAQ Global Market during each quarter of the two most recent fiscal years.

High and Low Price Range	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2009	$0.76 – $ 5.50	$0.50 – $ 1.55	$0.72 – $1.75	$1.00 – $1.54
Fiscal 2008	$7.22 – $15.90	$5.62 – $15.70	$5.80 – $9.30	$3.90 – $6.65

Dividend Policy

We have never declared or paid dividends on our common stock since the Company's formation. We currently do not intend to pay dividends on our common stock in the foreseeable future, so that we may reinvest any earnings in our business. The payment of dividends, if any, in the future is at the discretion of the Board of Directors.  Due to the Company’s credit facility signed in September 2008, the Company agreed to not issue any dividends until full payment is made on any amounts outstanding under the credit facility.

Performance Graph

The following stock performance graph does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this stock performance graph by reference therein.

The following graph and table compares the cumulative total shareholders’ return on the Company’s common stock for the five-year period from September 30, 2004 through September 30, 2009 with the cumulative total return on The NASDAQ Stock Market Index, The NASDAQ Electronic Components Stocks Index (SIC Code 3674) and The NASDAQ Computer Stocks Index.  The comparison assumes $100 was invested on September 30, 2004 in the Company’s common stock.  The Company did not declare, nor did it pay, any dividends during the comparison period.

Fiscal Year Ended September 30,	2004	2005	2006	2007	2008	2009
EMCORE Corporation	$100.00	$310.66	$300.51	$487.31	$250.76	$65.99
NASDAQ Composite	$100.00	$113.78	$121.50	$143.37	$109.15	$112.55
NASDAQ Electronic Components	$100.00	$118.95	$112.83	$137.42	$95.53	$98.63
NASDAQ Computer	$100.00	$115.31	$121.76	$149.58	$111.69	$128.44

Equity Compensation Plan Information

The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated herein by reference to Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Sales of Unregistered Securities

On February 20, 2008, the Company completed the sale of $100.0 million of restricted common stock and warrants to investors deemed to be “accredited investors” as defined in Rule 501(a) under the Securities Act or “qualified institutional buyers” as defined in Rule 144A(a) under the Securities Act, through a private placement transaction exempt from the SEC’s registration requirements pursuant to Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D.  In this transaction, investors purchased 8 million shares of our common stock, no par value, and warrants to purchase an additional 1.4 million shares of our common stock.  The purchase price was $12.50 per share, priced at the 20-day volume-weighted average price.  The warrants grant the holder the right to purchase one share of our common stock at a price of $15.06 per share, representing a 20.48% premium over the purchase price.  The warrants are immediately exercisable and remain exercisable until February 20, 2013.  Beginning two years after their issuance, the warrants may be called by the Company for a price of $0.01 per underlying share if the closing price of its common stock has exceeded 150% of the exercise price for at least 20 trading days within a period of any 30 consecutive trading days and other certain conditions are met.   In addition, in the event of certain fundamental transactions, principally the purchase of the Company’s outstanding common stock for cash, the holders of the warrants may demand that the Company purchase the unexercised portions of their warrants for a price equal to the Black-Scholes Value of such unexercised portions as of the time of the fundamental transaction.  In addition, the Company entered into a registration rights agreement with the investors to register for resale the shares of common stock issued in this transaction and the shares of common stock to be issued upon exercise of the warrants.  Warrants issued to the investors were accounted for as an equity transaction with a value of $9.8 million recorded to common stock.  As part of the sale documentation each investor provided representations and warranties in the securities purchase agreement, upon which the Company relied, with respect to such investor’s status as an “accredited investor” or “qualified institutional buyer”.  No party acted as underwriter for this transaction.   Total agent fees incurred were 5.75% of the gross proceeds, or $5.8 million.  The total cost associated with this equity offering was approximately $6.3 million which was recorded against the issuance of common stock.  The Company used the proceeds from this private placement transaction to acquire the telecom-related assets of Intel Corporation's Optical Platform Division in 2008.

ITEM 6.  Selected Financial Data

The following selected consolidated financial data of the Company's five most recent fiscal years ended September 30, 2009 is qualified by reference to, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplementary Data under Item 8.  The information set forth below is not necessarily indicative of results for future operations.  Significant transactions that affect the comparability of the Company’s operating results and financial condition include:

Significant Accounting Transactions:

Fiscal 2009:

-	In December 2008, the Company recorded non-cash impairment charges totaling $33.8 million related to goodwill and intangible assets in the Fiber Optics segment.

-	In January 2009, the Company sold its remaining interest in Entech Solar Inc (formerly WorldWater and Solar Technologies Corporation) for a gain of $3.1 million.

-	In June 2009, the Company recorded a non-cash impairment charge totaling $27.0 million related to long-lived assets in the Fiber Optics segment.

-	In fiscal 2009, the Company incurred the following significant non-cash expenses within operations:

-	Additional inventory provisions related to excess, obsolete, and lower of cost or market valuation adjustments totaling $13.6 million;
-	Provisions for losses on firm purchase agreements totaling $8.5 million; and,
-	Additional provisions for doubtful accounts totaling $5.1 million.

-
In fiscal 2009, the Company incurred $2.0 million related to severance and restructuring charges and $5.6 million related to legal expenses associated with certain patent and other litigation, all of which was recorded as SG&A expense.

Fiscal 2008:

-	In February 2008, the Company redeemed all of its outstanding convertible notes. The Company recognized a loss totaling $4.7 million related to the conversion of notes to equity.

-
In February 2008, the Company completed the sale of $100 million of restricted common stock and warrants.   The Company used the proceeds from this private placement transaction to acquire the telecom-related assets of Intel Corporation's Optical Platform Division in 2008.

-
In February and April 2008, the Company acquired the telecom, datacom, and optical cable interconnects-related assets of Intel Corporation’s Optical Platform Division for $112 million in cash and the Company’s common stock.

-	In June and July 2008, the Company sold a portion of its investment in Entech Solar for a total gain of $7.4 million.

-	In September 2008, the Company recorded a non-cash impairment charge totaling $22.0 million related to goodwill in the Fiber Optics segment.

-	In September 2008, the Company recorded a $1.5 million non-cash impairment charge related to investments.

-	In fiscal 2008, the Company incurred the following significant non-cash expenses within operations:

-	Additional inventory provisions related to excess, obsolete, and lower of cost or market valuation adjustments totaling $9.6 million; and,
-	Additional provisions for doubtful accounts totaling $2.1 million.

-	Fiscal 2008 operating expenses also included $4.8 million related to transition service agreement charges associated with the fiber optics businesses acquired from Intel Corporation.

-	In fiscal 2008, the Company incurred non-cash expense totaling $4.3 million associated with the modification of stock options issued to terminated employees.

Fiscal 2007:

-	In November 2006, the Company invested $13.1 million in Entech Solar Inc. in return for convertible preferred stock and warrants.

-
In April 2007, the Company modified its convertible subordinated notes.  The interest rate was increased from 5% to 5.5% and the conversion price was decreased from $8.06 to $7.01.  The Company also repurchased $11.4 million of outstanding notes to reduce interest expense and share dilution.

-	In April 2007, the Company acquired privately-held Opticomm Corporation for $4.1 million in cash.

-	In fiscal 2007, the Company incurred the following significant expenses within operations:

-	$10.6 million related to our review of historical stock option granting practices;
-	$6.1 million related to non-recurring corporate legal expenses; and,
-	$2.8 million related to severance charges associated with facility closures and consolidation of operations.

Fiscal 2006:

-
In November 2005, the Company exchanged $14.4 million of convertible subordinated notes due in May 2007 for $16.6 million of newly issued convertible senior subordinated notes due May 15, 2011. As a result of this transaction, the Company recognized approximately $1.1 million of expense in the first quarter of fiscal 2007 related to the early extinguishment of debt.

-
The Company received manufacturing equipment valued at $2.0 million less tax of $0.1 million as a final earn-out payment from Veeco Instruments, Inc. (Veeco) in connection with the sale of the TurboDisc division.  The results of operations of the TurboDisc division have been reclassified to discontinued operations for all periods presented.

-
In August 2006, the Company sold its Electronic Materials & Device (EMD) division to IQE plc (IQE) for $16.0 million. The net gain associated with the sale of the EMD business totaled approximately $7.6 million, net of tax of $0.5 million.  The results of operations of the EMD division have been reclassified to discontinued operations for all periods presented.

-
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

-	The Company recorded approximately $2.2 million of non-cash impairment charges on goodwill and intellectual property associated with the June 2004 acquisition of Corona Optical Systems.

-	Fiscal 2006 operating expense included $1.3 million related to our review of historical stock option granting practices.

-	Other expense included a charge of $0.5 million associated with the write-down of the Archcom investment.

-	The Company recognized a provision for income taxes of $1.9 million from continuing operations for the fiscal year ended September 30, 2006.

Fiscal 2005:

-
SG&A expense included approximately $0.9 million in severance-related charges and $2.3 million of charges associated with the consolidation of the Company’s City of Industry, California location to Albuquerque, New Mexico.

-	The Company received a $12.5 million net earn-out payment from Veeco in connection with the sale of the TurboDisc division in November 2003.

Selected Financial Data

Statements of Operations Data	For the Fiscal Years Ended September 30,
(in thousands, except income (loss) per share)
	2009	2008	2007	2006 (1)(2)	2005 (1)
Total revenue	$176,356	$239,303	$169,606	$143,533	$115,367
Gross (loss) profit	(3,774)	29,895	30,368	25,952	19,302
Operating loss	(138,234)	(75,281)	(57,456)	(34,150)	(20,371)
(Loss) income from continuing operations	(136,069)	(80,860)	(58,722)	45,039	(24,685)
Income from discontinued operations	-	-	-	9,884	11,200
Net (loss) income	(136,069)	(80,860)	(58,722)	54,923	(13,485)

Per share data:
(Loss) income from continuing operations:
Per basic share	$(1.72)	$(1.20)	$(1.15)	$0.91	$(0.52)
Per diluted share	$(1.72)	$(1.20)	$(1.15)	$0.87	$(0.52)

Balance Sheet Data	As of September 30,
(in thousands)
	2009	2008	2007	2006	2005
Cash, cash equivalents, restricted cash and current available-for-sale securities	$16,899	$22,760	$41,226	$123,967	$40,175
Working capital	37,457	79,234	63,204	129,683	56,996
Total assets	184,559	329,278	234,736	287,547	206,287
Long-term liabilities	104	-	84,981	84,516	94,701
Shareholders’ equity	126,663	253,722	98,157	149,399	75,563

_______________________

(1)
In August 2006, the Company sold its Electronic Materials & Device (EMD) division to IQE plc (IQE) for $16 million. The results of operations of the EMD division have been reclassified to discontinued operations for fiscal years ended September 30, 2006 and 2005.

(2)
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

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

EMCORE Corporation (the “Company”, “we”, “our”, or “EMCORE”) is a provider of compound semiconductor-based components and subsystems for the fiber optics and solar power markets.  We were established in 1984 as a New Jersey corporation and have two reporting segments: Fiber Optics and Photovoltaics.  Our Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  Our Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, we offer high-efficiency compound semiconductor-based multi-junction solar cells, covered interconnected cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, we offer concentrating photovoltaic (“CPV”) power systems for commercial and utility scale solar applications as well as high-efficiency multi-junction solar cells and integrated CPV components for use in other solar power concentrator systems.  Our headquarters and principal executive offices are located at 10420 Research Road, SE, Albuquerque, New Mexico, 87123, and our main telephone number is (505) 332-5000.  For specific information about our Company, our products or the markets we serve, please visit our website at http://www.emcore.com.

Management Summary

The Company’s management has believed for some time that, due to significant differences in operating strategy between the Company’s Fiber Optics and Photovoltaics businesses, they would provide greater value to shareholders if they were operated as two separate business entities.  Over the past two years, the Company has completed several acquisitions to strengthen one or both of these businesses with a view toward their eventual separation. On April 4, 2008, the Company announced that its Board of Directors had formally authorized management to prepare a comprehensive operational and strategic plan for the separation of these businesses into separate corporations.  Management began assessing alternative methods for achieving this goal; however, the subsequent onset of the recent worldwide economic and financial crisis has had a significant adverse impact on these plans.  A dramatic reduction in customer demand for many of the Company’s Fiber Optics products through June 2009 has significantly lowered revenue and cash flow in that business unit, while a shortage of debt and equity capital, a decline in the price of conventional energy sources, and a generally cautious and conservative attitude in all business sectors has delayed the opportunities for expanded deployment of the Company’s terrestrial photovoltaic products and systems.  As a result, while the Company is continuing to pursue strategic alternatives for separating its two operating segments, the Company has also instituted a series of initiatives aimed at conserving and generating cash over the next twelve months.

During fiscal 2009, management implemented a series of measures and continues to evaluate opportunities intended to align the Company’s cost structure with its revenue forecasts.  Such measures included establishing a line of credit with Bank of America, several workforce reductions, salary reductions, the elimination of executive and employee merit increases, and the elimination or reduction of certain discretionary expenses.  The Company has also significantly lowered its spending on capital expenditures and focused on improving the management of its working capital.  During fiscal 2009, the Company monetized approximately $16.8 million of inventory, generated $16.0 million in cash from lowering its accounts receivable balances and achieved positive cash flow from operations during the quarters ended June 30, 2009 and September 30, 2009.

In fiscal 2010, the Company will continue to remain focused on cash flow while accessing a range of strategic options for the purpose of maximizing shareholder value, including joint-venture business opportunities and the potential sale of certain assets.

With respect to measures taken to generate cash, the Company sold its minority ownership positions in Entech Solar, Inc. and Lightron Corporation in the second quarter of fiscal 2009.  In April 2009, the Company amended the terms of its asset-backed revolving credit facility with Bank of America which reduced the total loan availability to $14 million but also generally resulted in higher borrowing capacity against any given schedule of accounts receivable.  On October 1, 2009, the Company entered into an equity line of credit arrangement with Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”).  Upon issuance of a draw-down request by the Company, Commerce Court has committed to purchasing up to $25 million worth of shares of the Company’s common stock over the 24-month term of the purchase agreement, provided that the number of shares the Company may sell under the facility is limited to no more than 15,971,169 shares of common stock or that would result in the beneficial ownership of more than 9.9% of the then issued and outstanding shares of the Company’s common stock.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.   The accounting estimates that require our most significant, difficult, and subjective judgments include:

-	the valuation of inventory, goodwill, intangible assets, and stock based compensation;
-	assessment of recovery of long-lived assets;
-	revenue recognition associated with the percentage of completion method; and
-	the allowance for doubtful accounts and warranty accruals.

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

A listing and description of the Company’s critical accounting policies includes:

Accounts Receivable. The Company regularly evaluates the collectibility of its accounts receivable and accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligations to us. The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection. The Company classifies charges associated with the allowance for doubtful accounts as SG&A expense. If the financial condition of our customers were to deteriorate, impacting their ability to pay us, additional allowances may be required.

-
During the fiscal year ended September 30, 2009, the Company recorded $5.1 million in bad debt expense, of which $0.7 million related to the Fiber Optics segment and $4.4 million related to the Photovoltaics segment, primarily related to receivables from the sale of terrestrial solar power products.

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

-
During the fiscal year ended September 30, 2009, the Company recorded $13.6 million in inventory write-downs, of which $10.3 million related to the Fiber Optics segment and $3.3 million related to the Photovoltaics segment.   The significant portion of the inventory write-downs in fiscal 2009 was related to inventory acquired from the acquisition of Intel Corporation’s Optical Platform Division.

Goodwill.  Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed.  As required by ASC 350, Intangibles - Goodwill and Other, the Company evaluates its goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value.  Management has elected December 31st as the annual assessment date.  Circumstances that could trigger an interim impairment test include but are not limited to: a significant adverse change in the market value of the Company’s common stock, the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

In performing goodwill impairment testing, the Company determines the fair value of each reporting unit using a weighted combination of a market-based approach and a discounted cash flow (“DCF”) approach.  The market-based approach relies on values based on market multiples derived from comparable public companies. In applying the DCF approach, management forecasts cash flows over the remaining useful life of its primary asset using assumptions of current economic conditions and future expectations of earnings.  This analysis requires the exercise of significant judgment, including judgments about appropriate discount rates based on the assessment of risks inherent in the amount and timing of projected future cash flows.  The derived discount rate may fluctuate from period to period as it is based on external market conditions.  All of these assumptions are critical to the estimate and can change from period to period.  Updates to these assumptions in future periods, particularly changes in discount rates, could result in different results of goodwill impairment tests.

-
As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as a result of the unfavorable macroeconomic environment and a significant reduction in our market capitalization since the completion of the asset acquisitions from Intel Corporation (the “Intel Acquisitions”), the Company reduced its internal revenue and profitability forecasts and revised its operating plans to reflect a general decline in demand and average selling prices, especially for the Company’s recently acquired telecom-related fiber optics component products.  The Company also performed an interim test as of September 30, 2008 to determine whether there was impairment of its goodwill.  The fair value of each of the Company’s reporting units was determined by using a weighted average of the Guideline Public Company, Guideline Merged and Acquired Company, and the DCF methods.  Due to uncertainty in the Company’s business outlook arising from the ongoing financial liquidity crisis and the current economic recession, management believed the most appropriate approach would be an equally weighted approach, amongst the three methods, to arrive at an indicated value for each of the reporting units.  The indicated fair value of each of the reporting units was then compared with the reporting unit’s carrying value to determine whether there was an indication of impairment of goodwill under ASC 350, Intangibles – Goodwill and Other.  As a result, the Company determined that the goodwill related to one of its Fiber Optics reporting units may be impaired.  Since the second step of the Company’s goodwill impairment test was not completed before the fiscal year-end financial statements were issued and a goodwill impairment loss was probable and could be reasonably estimated, management recorded a non-cash goodwill impairment charge of $22.0 million, as a best estimate, during the three months ended September 30, 2008.

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

-
The Company’s annual impairment test as of December 31, 2008, indicated that there was no impairment of goodwill for the Photovoltaics reporting unit.  Based upon revised operational and cash flow forecasts, the Photovoltaics reporting unit’s fair value exceeded its carrying value.

-
As of September 30, 2009, the Company performed an interim goodwill impairment test on its remaining goodwill based on revised operational and cash flow forecasts.  The impairment testing indicated that no impairment existed and that fair value exceeded carrying value by approximately 40%.

-
The Company continues to report goodwill related to its Photovoltaics reporting unit and the Company believes the remaining carrying amount of goodwill as of September 30, 2009 is not impaired.  However, if there is further erosion of the Company’s market capitalization or the Photovoltaics reporting unit is unable to achieve its projected cash flows, management may be required to perform additional impairment tests of its remaining goodwill.  The outcome of these additional tests may result in the Company recording additional goodwill impairment charges.

Valuation of Long-lived Assets.   Long-lived assets consist primarily of property, plant, and equipment and intangible assets.  Because most of the Company’s long-lived assets are subject to amortization, the Company reviews these assets for impairment in accordance with the provisions of ASC 360, Property, Plant, and Equipment.  As part of internal control procedures, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Our impairment testing of long-lived assets consists of determining whether the carrying amount of the long-lived asset (asset group) is recoverable, in other words, whether the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group) exceeds its carrying amount.   The determination of the existence of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets.  In making this determination, the Company uses certain assumptions, including estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, the length of service that assets will be used in our operations, and estimated salvage values.

-
As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as a result of reductions to our internal revenue and profitability forecasts, changes to our internal operating forecasts and a significant reduction in our market capitalization since the completion of the Intel Acquisitions, the Company tested for impairment of its long-lived assets and other intangible assets.  The sum of future undiscounted cash flows exceeded the carrying value for each of the reporting units’ long-lived and other intangible assets.  Accordingly, no impairment existed under ASC 360, Property, Plant, and Equipment as of September 30, 2008.  As the long-lived asset (asset group) met the recoverability test, no further testing was required or performed.

-
During the three months ended December 31, 2008, the Company recorded a non-cash impairment charge totaling $1.9 million related to certain intangible assets that were acquired from the Intel Acquisitions that were subsequently abandoned.

-
As of December 31, 2008, due to further changes in estimates of future operating performance and cash flows that occurred during the quarter, the Company tested for impairment of its long-lived assets and other intangible assets and based on that analysis, determined that no impairment existed.

-
As of June 30, 2009, the Company performed an evaluation of its Fiber Optics segment asset group for impairment.  The impairment test was triggered by a determination that it was more likely than not those certain assets would be sold or otherwise disposed of before the end of their previously estimated useful lives.  As a result of the evaluation, it was determined that an impairment existed, and a charge of $27.0 million was recorded to write down the long-lived assets to an estimated value, which was determined based on a combination of guideline public company comparisons and future undiscounted cash flows.  Of the total impairment charge, $17.2 million related to plant and equipment and $9.8 million related to intangible assets.

-
The current adverse economic conditions had a significant negative effect on the Company’s assessment of the value of the Fiber Optics segment asset group.  The impairment charge primarily resulted from the combined effect of the current slowdown in product orders and lower pricing exacerbated by currently high discount rates used in estimating values and the effects of recent declines in market values of debt and equity securities of comparable public companies. This impairment charge in combination with other non-cash charges will not cause the Company to be in default under any of its financial covenants associated with its credit facility nor will it have a material adverse impact on the Company’s liquidity position or cash flows.

-
The determination of enterprise value involved a number of assumptions and estimates. The Company uses a combination of two value inputs to estimate enterprise value of its reporting units: internal future undiscounted cash flow analyses (income approach) and comparable company equity values.  Recent pending and/or completed relevant transactions method was not used due to lack of recent transactions. The income approach involved estimates of future performance that reflected assumptions regarding, among other things, sales volumes and expected margins. Another key variable in the income approach was the discount rate, or weighted average cost of capital. The determination of the discount rate takes into consideration the capital structure, debt ratings and current debt yields of comparable companies as well as an estimate of return on equity that reflects historical market returns and current market volatility for the industry. Enterprise value estimates based on comparable company equity values involve using trading multiples of revenue of those selected companies to derive appropriate multiples to apply to the revenue of the reporting units. This approach requires an estimate, using historical acquisition data, of an appropriate control premium to apply to the reporting unit values calculated from such multiples. Critical judgments include the selection of comparable companies and the weighting of the two value inputs in developing the best estimate of enterprise value.

-
As of September 30, 2009, the Company performed impairment tests on its long-lived assets for its asset groups based on revised operational and cash flow forecasts.  The impairment testing indicated that no impairment existed and that future undiscounted cash flows exceeded carrying value by over 7% for each of the Company’s asset groups.

-
The Company believes the carrying amount of its long-lived assets and intangible assets as of September 30, 2009 are recoverable.  However, if there is further erosion of the Company’s market capitalization or the Company is unable to achieve its projected cash flows, management may be required to perform additional impairment tests of its remaining long-lived assets and intangible assets.  The outcome of these additional tests may result in the Company recording additional impairment charges.

Product Warranty Reserves. The Company provides its customers with limited rights of return for non-conforming shipments and warranty claims for certain products. In accordance with ASC 450, Contingencies, the Company makes estimates of product warranty expense using historical experience rates as a percentage of revenue and accrues estimated warranty expense as a cost of revenue. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product issues. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods.

-
During the fiscal year ended September 30, 2009, the Company recorded $1.1 million in product warranty reserves in its Photovoltaics segment that was primarily related to older generation CPV-related product launches.

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

-
Distributors - The Company uses a number of distributors around the world and recognizes revenue upon shipment of product to these distributors. Title and risk of loss pass to the distributors upon shipment, and our distributors are contractually obligated to pay the Company on standard commercial terms, just like our other direct customers.  The Company does not sell to its distributors on consignment and, except in the event of product discontinuance, does not give distributors a right of return.

-
Solar Panel and Solar Power Systems Contracts - The Company records revenues from certain solar panel and solar power systems contracts using the percentage-of-completion method.  Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract.  Such contracts require estimates to determine the appropriate cost and revenue recognition. The Company uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenues, and contract costs.  Estimates are revised as additional information becomes available.  If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated.  As of September 30, 2009 and 2008, the Company had accrued $0.1 million and $0.8 million, respectively, related to estimated contract losses on certain CPV system-related orders.  Unbilled accounts receivable represents revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.  As of September 30, 2009 and 2008, unbilled accounts receivable totaled $6.1 million and $5.0 million, respectively.

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

The Company also has certain cost-sharing R&D arrangements.  Under such arrangements in which the actual costs of performance are split between the U.S. government and the Company on a best efforts basis, no revenue is recorded and the Company’s R&D expense is reduced for the amount of the cost-sharing receipts.

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

Stock-Based Compensation. The Company uses the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair-value of stock-based awards in accordance with ASC 718, Compensation.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on the Company’s historical stock prices.

***

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP.  There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. For a complete discussion of our accounting policies, recently adopted accounting pronouncements, and other required U.S. GAAP disclosures, we refer you to the accompanying footnotes to the Company’s consolidated financial statements in Item 8 of this Annual Report.

Business Segments, Geographic Revenue, Significant Customers, and Backlog

The Company has five operating segments: (1) EMCORE Digital Fiber Optics Products, (2) EMCORE Broadband Fiber Optics Products, and (3) EMCORE Hong Kong, which are aggregated as a separate reporting segment, Fiber Optics, and (4) EMCORE Photovoltaics and (5) EMCORE Solar Power, which are aggregated as a separate reporting segment, Photovoltaics.  Fiber Optics revenue is derived primarily from sales of optical components and subsystems for CATV, FTTP, enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers, and satellite communications data links.   Photovoltaics revenue is derived primarily from the sales of solar power conversion products for the space and terrestrial markets, including solar cells, covered interconnected solar cells, solar panel concentrator solar cells and concentrating photovoltaic systems (“CPV”) and receiver assemblies. The Company evaluates its reportable segments in accordance with ASC 280, Segment Reporting. The Company’s Chief Executive Officer is the Chief Operating Decision Maker pursuant to ASC 280, and he allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results and other non-GAAP financial ratios.  Operating income or expense that is not specifically related to an operating segment is charged to a separate unallocated corporate division.

The following table sets forth the revenue and percentage of total revenue attributable to each of the Company’s reporting segments.

Segment Revenue (in thousands)	2009		2008		2007
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Fiber Optics	$114,134	65%	$171,276	72%	$110,377	65%
Photovoltaics	62,222	35	68,027	28	59,229	35
Total revenue	$176,356	100%	$239,303	100%	$169,606	100%

The following table sets forth the Company’s consolidated revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

Geographic Revenue (in thousands)	2009		2008		2007
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
United States	$108,563	62%	$134,796	56%	$124,012	73%
Asia	50,973	29	73,311	31	34,574	20
Europe	8,878	5	20,420	8	10,821	7
Other	7,942	4	10,776	5	199	-
Total revenue	$176,356	100%	$239,303	100%	$169,606	100%

The following table sets forth our significant customer, defined as customers that represented greater than 10% of total consolidated revenue, by reporting segment.

Significant Customers As a percentage of total consolidated revenue	For the Fiscal Years Ended September 30,

	2009	2008	2007
Fiber Optics – related customer:
Cisco	15%	18%	12%
Motorola	-	-	13%

Photovoltaics – related customer:
Loral Space & Communications	14%	10%	-
Confidential U.S. government-related customer	-	-	11%

The following table sets forth operating losses attributable to each of the Company’s reporting segments and Corporate division.

Statement of Operations Data (in thousands)	2009	2008	2007
Operating loss:
Fiber Optics segment	$(124,184)	$(49,903)	$(25,877)
Photovoltaics segment	(14,050)	(25,238)	(11,202)
Corporate division	-	(140)	(20,377)
Operating loss	$(138,234)	$(75,281)	$(57,456)

The following table sets forth the depreciation and amortization attributable to each of the Company’s reporting segments and Corporate division.

Segment Depreciation and Amortization (in thousands)	2009	2008	2007
Fiber Optics segment	$10,314	$9,067	$6,991
Photovoltaics segment	5,768	4,472	2,860
Corporate division	-	78	271
Total depreciation and amortization	$16,082	$13,617	$10,122

Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of the Company’s reporting segments and Corporate division.

Long-lived Assets (in thousands)	2009	2008

Fiber Optics segment	$37,399	$107,684
Photovoltaics segment	50,169	55,232
Corporate division	826	622
Total long-lived assets	$88,394	$163,538

Order Backlog

As of September 30, 2009, the Company had a consolidated order backlog of approximately $62.6 million comprised of $47.7 million in order backlog related to our Photovoltaics segment and $14.9 million in order backlog related to our Fiber Optics segment.  As of September 30, 2008, the Company had a consolidated order backlog of approximately $61.9 million comprised of $40.8 million in order backlog related to our Photovoltaics segment and $21.1 million in order backlog related to our Fiber Optics segment. Order backlog is defined as purchase orders or supply agreements accepted by the Company with expected product delivery and/or services to be performed within the next twelve months.

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

Results of Operations

The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of total revenue.

STATEMENT OF OPERATIONS DATA	For the Fiscal Years Ended September 30,
	2009	2008	2007

Revenue	100.0%	100.0%	100.0%
Cost of revenue	102.1	87.5	82.0

Gross (loss) profit	(2.1)	12.5	18.0

Operating expenses:
Selling, general, and administrative	26.4	18.2	34.1
Research and development	15.4	16.5	17.8
Impairments	34.5	9.3	-
Total operating expenses	76.3	44.0	51.9

Operating loss	(78.4)	(31.5)	(33.9)

Other (income) expense:
Interest income	-	(0.4)	(2.4)
Interest expense	0.3	0.7	2.9
Foreign exchange loss	0.1	0.3	-
Gain from sale of investments	(1.8)	(3.1)	-
Impairment of investment	0.2	0.7	-
Loss on disposal of equipment	-	0.4	0.1
Stock-based expense from tolled options	-	1.8	-
Loss from conversion of subordinated notes	-	1.9	-
Loss from early redemption of convertible subordinated notes	-	-	0.3
Gain from insurance proceeds	-	-	(0.2)
Total other (income) expense	(1.2)	2.3	0.7

Net loss	(77.2)%	(33.8)%	(34.6)%

Comparison of Fiscal Years Ended September 30, 2009 and 2008

Revenue:
Revenue for the fiscal year ended September 30, 2009 was $176.4 million, a decrease of $62.9 million, or 26%, from $239.3 million reported in the same period last year.

On a segment basis, annual revenue for the Fiber Optics segment was $114.1 million, a decrease of $57.2 million, or 33%, from $171.3 million reported in the same period last year.  The decrease in Fiber Optics revenue was primarily due to a significant drop in demand from our customers due to the very unfavorable macroeconomic environment as well as continued pressure on selling prices as we compete to maintain or increase our market share positions.   For the fiscal year, the Fiber Optics segment represented 65% of the Company's consolidated revenue compared to 72% in the same period last year.

Annual revenue for the Photovoltaics segment was $62.2 million, a decrease of $5.8 million, or 9%, from $68.0 million reported in the same period last year.  On a year-over-year basis, our satellite solar power product lines experienced an increase in revenue while our CPV terrestrial solar power product lines and government service contracts experienced a decrease in revenue. For the fiscal year, the Photovoltaics segment represented 35% of the Company's consolidated revenue compared to 28% in the same period last year.

Gross Profit / (Loss):
For the fiscal year ended September 30, 2009, the consolidated gross loss was $3.8 million, a decrease of $33.7 million from $29.9 million in gross profit reported in the same period last year.  For the fiscal year, the consolidated gross margin was negative 2.1% compared to a positive 12.5% gross margin reported in the same period last year.

Fiber Optics gross margin for the fiscal year ended September 30, 2009 was negative 10.7%, a decrease from a 20.7% gross margin reported in the same period last year.  The decrease in Fiber Optics gross margin was primarily due to losses recorded on firm inventory purchase commitments, unabsorbed overhead expenses due to declining revenues, and inventory valuation write-downs.  In addition, the decrease was also caused by the Company’s efforts to monetize older-generation product inventory as it transitions to newer lower cost and more competitive design platforms.

Photovoltaics gross margin for the fiscal year ended September 30, 2009 was 13.6%, an increase from a negative 8.3% gross margin reported in the same period last year.  The significant increase in Photovoltaics gross margin was primarily due to increased sales of higher margin satellite solar power products along with improved manufacturing yields on certain satellite solar panel contracts.

Operating Expenses:
Sales, general, and administrative expenses for the fiscal year ended September 30, 2009 totaled $46.6 million, a $3.1 million increase from $43.5 million reported in the same period last year.  The overall increase of SG&A expenses was primarily due to legal and consulting expenses and an increase in reserves for bad debts.  The Company recorded $5.1 million in bad debt expense, of which $0.7 million related to the Fiber Optics segment and $4.4 million related to the Photovoltaics segment, primarily related to receivables from the sale of terrestrial solar power products.  The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection.  During the fiscal year, management implemented a series of measures intended to realign the Company’s cost structure with lower revenues including several reductions in workforce, the furloughing of employees, salary reductions, the elimination of executive and employee merit increases, and the reduction or elimination of certain discretionary expenses.  As a percentage of revenue, annual SG&A expenses were 26.4%, an increase from 18.2% in the same period last year.

Research and development expenses for the fiscal year ended September 30, 2009 totaled $27.1 million, a decrease of $12.4 million, or 31%, from $39.5 million reported in the same period last year. As part of the Company’s ongoing effort to reduce expenses, many long-term projects have been placed on hold in order to focus on research and product development efforts on projects that we expect to generate returns within one year.  As a percentage of revenue, annual R&D expenses were 15.4%, a decrease from 16.5% in the same period last year.

Impairments:
As a result of the financial liquidity crisis, economic recession, reductions to internal revenue forecasts, changes to internal operating forecasts, and a drastic reduction in the Company’s market capitalization, the Company performed an analysis to determine if there was an indication of impairment of goodwill. As a result of this analysis, the Company determined that the goodwill related to our Fiber Optics segment asset group was impaired. As a result, the Company recorded an estimated impairment charge of $22.0 million during the quarter ended September 30, 2008.

As disclosed in the first fiscal quarter of 2009, the Company performed its annual goodwill impairment test as of December 31, 2008 and, based on that analysis, determined that goodwill related to its Fiber Optics segment was fully impaired.  As a result, the Company recorded a non-cash impairment charge of $31.8 million in the first quarter of fiscal 2009 and the Company’s balance sheet no longer reflects any goodwill associated with its Fiber Optics segment.   During the first fiscal quarter, the Company also recorded a $1.9 million non-cash impairment charge related to certain intangible assets acquired from Intel Corporation that were subsequently abandoned.

As of June 30, 2009, the Company performed an evaluation of its Fiber Optics segment asset group for impairment.  The impairment test was triggered by a determination that it was more likely than not those certain assets would be sold or otherwise disposed of before the end of their previously estimated useful lives.  As a result of the evaluation, it was determined that an impairment existed, and a charge of $27.0 million was recorded to write down the long-lived assets to an estimated value, which was determined based on a combination of guideline public company comparisons and future undiscounted cash flows.

Consolidated operating expenses for the fiscal year ended September 30, 2009 totaled $134.5 million, an increase of $29.3 million from $105.2 million reported in the same period last year.

Operating and Net Loss:
For the fiscal year ended September 30, 2009, the consolidated operating loss was $138.2 million, an increase of $62.9 million from an operating loss of $75.3 million reported in the same period last year.

Non-operating income and expenses recognized in the fiscal year ended September 30, 2009 included $0.5 million of net interest expense and $3.1 million of income related to the sale of the Company’s investment in Entech Solar, Inc. (formerly named WorldWater and Solar Technologies Corporation).

For the fiscal year ended September 30, 2009, the consolidated net loss was $136.1 million, an increase of $55.2 million from $80.9 million reported in the same period last year.  The annual net loss per share was $1.72, an increase of $0.52 per share, from a net loss of $1.20 per share reported in the same period last year.

Other Income & Expenses

Impairment of investment.
In April 2008, the Company invested approximately $1.5 million in Lightron Corporation, a Korean company that is publicly traded on the Korean Stock Market.  The Company initially accounted for this investment as an available-for-sale security.  Due to the decline in the market value of this investment and the expectation of non-recovery of this investment beyond its current market value, the Company recorded a $0.5 million “other than temporary” impairment loss on this investment as of September 30, 2008 and another $0.4 million “other than temporary” impairment loss on this investment as of December 31, 2008.  During the quarter ended March 31, 2009, the Company sold its interest in Lightron Corporation, via several transactions, for a total of $0.5 million in cash.  The Company recorded a gain on the sale of this investment of approximately $21,000, after consideration of impairment charges recorded in previous periods, and the Company also recorded a foreign exchange loss of $0.1million due to the conversion from Korean Won to U.S. dollars.

Loss from Conversion of Subordinated Notes.
In January 2008, the Company entered into agreements with holders of approximately 97.5%, or approximately $83.3 million of its outstanding 5.50% convertible subordinated notes due 2011 (the "Notes") pursuant to which the holders converted their Notes into the Company's common stock.  In addition, the Company called for redemption of all of its remaining outstanding Notes. Upon conversion of the Notes, the Company issued shares of its common stock, based on a conversion price of $7.01 per share, in accordance with the terms of the Notes.  As an incentive to holders to convert their Notes, the Company made cash payments to such holders equal to 4% of the principal amount of the Notes converted (the “Incentive Payment”), plus accrued interest.  By February 20, 2008, all Notes were redeemed and converted into the Company common stock. As a result of these transactions, 12.2 million shares of the Company common stock were issued.  The Company recognized a loss totaling $4.7 million on the conversion of Notes to equity of which $3.5 million was related to the Incentive Payment and $1.2 million related to the accelerated write-off of capitalized finance charges associated with the convertible notes.

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

To account for a stock option grant modification, when the rights conveyed by a stock-based compensation award are no longer dependent on the holder being an employee, the award ceases to be accounted for under ASC 718, Compensation, and becomes subject to the recognition and measurement requirements of ASC 815, Derivatives and Hedging, which results in liability classification and measurement of the award.  On the date of modification, stock options that receive extended exercise terms are initially measured at fair value and expensed as if the stock options awards were new grants.   Subsequent changes in fair value are reported in earnings and disclosed in the financial statements as long as the stock options remain classified as liabilities.

During the three months ended December 31, 2007, the Company incurred a non-cash expense of $4.4 million associated with the modification of stock options issued to terminated employees which was calculated using the Black-Scholes option valuation model.  The modified stock options were 100% vested at the time of grant with an estimated life of no greater than 90 days.  When the stock options classified as liabilities were ultimately settled in stock, any gains or losses on those stock options were included in additional paid-in capital.  For unexercised stock options that ultimately expired in January 2008, the liability was relieved with a gain of $0.1 million recorded in current earnings.

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

In June and July 2008, the Company sold a portion of its investment in Entech Solar for a total gain of $7.4 million.

Foreign exchange.
The Company recognizes gains and losses on foreign currency exchange primarily due to the Company’s operations in Spain, the Netherlands and China.

Comparison of Fiscal Years Ended September 30, 2008 and 2007

Revenue:
Revenue for the fiscal year ended September 30, 2008 was $239.3 million, an increase of $69.7 million, or 41%, from $169.6 million reported in the same period last year.

On a segment basis, annual revenue for the Fiber Optics segment was $171.3 million, an increase of $60.9 million, or 55%, from $110.4 million reported in the same period last year.  The annual increase in Fiber Optics revenue was primarily due to acquisitions, which totaled approximately $41.6 million in revenue in fiscal 2008.  In February and April 2008, the Company acquired the telecom, datacom, and optical cable interconnects-related assets of Intel Corporation’s Optical Platform Division.  For the fiscal year, the Fiber Optics segment represented 72% of the Company's consolidated revenue compared to 65% in the same period last year.

Annual revenue for the Photovoltaics segment was $68.0 million, an increase of $8.8 million, or 15%, from $59.2 million reported in the same period last year.   The increase in annual revenue was primarily due the Company’s launch of its new concentrating photovoltaic components (including solar cells and solar cell receivers) and to CPV power system installations.  The increase in CPV-related revenue was offset by a decrease in government contract revenue.  For the fiscal year, the Photovoltaics segment represented 28% of the Company's consolidated revenue compared to 35% in the same period last year.

Gross Profit:
For the fiscal year ended September 30, 2008, the consolidated gross profit was $29.9 million, a decrease of $0.5 million from $30.4 million in gross profit reported in the same period last year.  For the fiscal year, the consolidated gross margin was 12.5% compared to 17.9% gross margin reported in the same period last year.

Fiber Optics gross margin for the fiscal year ended September 30, 2008 was 20.7%, an increase from a 18.4% gross margin reported in the same period last year.   The increase in annual gross margin was primarily due to increased revenue which provided a greater base on which to allocate certain fixed costs, benefits associated from the use of contract manufacturers and better utilization of our China manufacturing facility.  Gross margins also increased due to the implementation of certain cost reduction initiatives and improved efficiencies driven by facility consolidations.  Our Fiber Optics segment also incurred approximately $5.4 million in expenses related to inventory write-downs and product warranty accruals in fiscal 2008.  Such write-downs pertained primarily to the telecom assets purchased in the OPD acquisition.

Photovoltaics gross margin for the fiscal year ended September 30, 2008 was negative 8.3%, a decrease from a positive 17.0% gross margin reported in the same period last year.   The decrease in gross margins was due to significant project losses on several initial CPV solar power systems installation projects, which was primarily the result of higher than expected material, freight and installation costs.  Our Photovoltaics segment also incurred approximately $13.5 million in expenses related to inventory write-downs, contract losses, and product warranty accruals associated with our CPV-related business in fiscal 2008.  The CPV products were in the early stages of deployment and therefore certain additional expenses were incurred during installations that are not expected to recur.  The inventory write-downs pertained mainly to product obsolescence related to the progression from Gen-II to Gen-III products.

Operating Expenses:
Sales, general, and administrative expenses for the fiscal year ended September 30, 2008 totaled $43.5 million, a $14.3 million decrease from $57.8 million reported in the same period last year.    The decrease in annual SG&A expenses was primarily due to a reduction of non-recurring legal and professional fees of approximately $17.4 million associated with the Company’s review of historical stock option grants and patent litigation in fiscal 2007.  In fiscal 2008, approximately $7.6 million of SG&A was related to the Intel Acquisitions with $2.2 million related to Intel Corporation’s transition services agreement (TSA) charges associated with the Intel Acquisitions.  As a percentage of revenue, annual SG&A expenses were 18.2%, a decrease from 34.1% in the same period last year.

Research and development expenses for the fiscal year ended September 30, 2008 totaled $39.5 million, an increase of $9.5 million, or 32%, from $30.0 million reported in the same period last year. The increase in R&D expenses is primarily related to our recent acquisitions and significant product development within our Fiber Optics business.  We incurred approximately $7.9 million of R&D expense associated with our recent acquisitions, of which $2.6 million related to Intel transition service charges.  The majority of the increase in R&D expense relates to our efforts to release new products in the telecommunications and enterprise sectors directly related to the Intel acquisitions.  As a percentage of revenue, annual R&D expenses were 16.5%, a decrease from 17.8% in the same period last year.

Impairment:
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

Consolidated operating expenses for the fiscal year ended September 30, 2008 totaled $105.2 million, an increase of $17.4 million from $87.8 million reported in the same period last year.

Operating and Net Loss:
For the fiscal year ended September 30, 2008, the consolidated operating loss was $75.3 million, an increase of $17.8 million from an operating loss of $57.5 million reported in the same period last year.

Non-operating expenses recognized in the fiscal year ended September 30, 2008 included $0.7 million of net interest expense, $0.7 million related to net foreign exchange losses, $7.4 million of income related to sales of the Company’s investment in Entech Solar, Inc. (formerly named WorldWater and Solar Technologies Corporation), $1.5 million loss related to impairment on investments, $1.0 million loss related to the loss on disposals of equipment, $4.3 million loss related to stock-based expense on tolled stock options, and $4.7 million loss from conversion of subordinated notes.

For the fiscal year ended September 30, 2008, the consolidated net loss was $80.9 million, an increase of $22.1 million from $58.7 million reported in the same period last year.  The annual net loss per share was $1.20, an increase of $0.05 per share, from a net loss of $1.15 per share reported in the same period last year.

Other Income & Expenses

Foreign exchange gain.
In fiscal 2008, the Company recognized a loss on foreign currency exchange primarily due to its operating activities in Spain, the Netherlands and in China.  This loss was primarily due to the weakening of the US Dollar compared to the Euro.

Gain from sale of investment.
In June 2008, the Company agreed to sell two million shares of Series D Preferred Stock of Entech Solar, together with 200,000 warrants to a major shareholder of both the Company and Entech Solar at a price equal to $6.54 per share.  The sale took place through two closings, one for one million shares and 100,000 warrants, which closed in June 2008, and one for an equal number of shares and warrants which closed in July 2008. Total proceeds from the sale were approximately $13.1 million.  In the three months ended June 30, 2008, the Company recognized a gain of $3.7 million on the first sale of stock that occurred in June 2008.  In the fourth quarter of 2008, the Company recognized an additional gain of $3.7 million related to the second closing in July 2008.  As of September 30, 2008, the Company had approximately $8.2 million invested in WWAT which approximates a 16% ownership.

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

Loss from Conversion of Subordinated Notes.
In January 2008, the Company entered into agreements with holders of approximately 97.5%, or approximately $83.3 million of its outstanding 5.50% convertible subordinated notes due 2011 (the "Notes") pursuant to which the holders converted their Notes into the Company's common stock.  In addition, the Company called for redemption of all of its remaining outstanding Notes. Upon conversion of the Notes, the Company issued shares of its common stock, based on a conversion price of $7.01 per share, in accordance with the terms of the Notes.  As an incentive to holders to convert their Notes, the Company made cash payments to such holders equal to 4% of the principal amount of the Notes converted (the “Incentive Payment”), plus accrued interest.  By February 20, 2008, all Notes were redeemed and converted into the Company common stock. As a result of these transactions, 12.2 million shares of the Company common stock were issued.  The Company recognized a loss totaling $4.7 million on the conversion of Notes to equity of which $3.5 million was related to the Incentive Payment and $1.2 million related to the accelerated write-off of capitalized finance charges associated with the convertible notes.

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

To account for a stock option grant modification, when the rights conveyed by a stock-based compensation award are no longer dependent on the holder being an employee, the award ceases to be accounted for under ASC 718, Compensation and becomes subject to the recognition and measurement requirements of ASC 815, Derivatives and Hedging, which results in liability classification and measurement of the award.  On the date of modification, stock options that receive extended exercise terms are initially measured at fair value and expensed as if the stock options awards were new grants.   Subsequent changes in fair value are reported in earnings and disclosed in the financial statements as long as the stock options remain classified as liabilities.

During the three months ended December 31, 2007, the Company incurred a non-cash expense of $4.4 million associated with the modification of stock options issued to terminated employees which was calculated using the Black-Scholes option valuation model.  The modified stock options were 100% vested at the time of grant with an estimated life of no greater than 90 days.  When the stock options classified as liabilities were ultimately settled in stock, any gains or losses on those stock options were included in additional paid-in capital.  For unexercised stock options that ultimately expired in January 2008, the liability was relieved with a gain of $0.1 million recorded in current earnings.

Since these modified stock options were issued to terminated employees of the Company, and therefore no services were required to receive this grant and no contractual obligation existed at the Company to issue these modified stock options, the Company concluded it was more appropriate to classify this non-cash expense within “other income and expense” in the Company’s statement of operations.

Balance Sheet Highlights:

-	As of September 30, 2009, cash, cash equivalents, restricted cash, and current available-for-sale securities totaled approximately $16.9 million and working capital totaled $37.5 million.

-
For the fiscal year ended September 30, 2009, the Company generated $16.8 million from the reduction in inventory levels and $16.0 million from the collection of accounts receivable while, at the same time, lowering its accounts payable obligations by $27.4 million.

-
Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The carrying amount of the Company’s long-lived assets decreased 46% primarily due to impairment charges totaling $60.8 million and depreciation and amortization expense totaling $16.1 million in fiscal 2009.

-
As of September 30, 2009, the Company had a $10.3 million prime rate loan outstanding, with an interest rate of 8.25%, against the Company’s credit facility with Bank of America and the Company was in full compliance with its financial covenants.

Liquidity and Capital Resources

The Company incurred a net loss of $136.1 million for the fiscal year ended September 30, 2009, which included a non-cash impairment charge of $60.8 million related to the write-down of fixed assets, goodwill and intangible assets associated with the Company’s Fiber Optics segment.  The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to reduce or eliminate its net losses for the foreseeable future.  Although total revenue had increased sequentially over the past several years prior to 2009, the Company has not been able to sustain historical revenue growth rates due to material adverse changes in market and economic conditions.  If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

As of September 30, 2009, cash, cash equivalents, available-for-sale securities and restricted cash totaled approximately $16.9 million. Historically, the Company has consumed cash from operations.  During fiscal 2009, we consumed cash from operations of approximately $29.6 million, with the rate of cash consumption declining each quarter.

Management Actions and Plans

Historically, management has addressed liquidity requirements through a series of cost reduction initiatives, capital markets transactions and the sale of assets.  Management anticipates that the current recession in the United States and internationally may continue to impose formidable challenges for the Company’s businesses in the near term.

The Company’s management has believed for some time that, due to significant differences in operating strategy between the Company’s Fiber Optics and Photovoltaics businesses, they would provide greater value to shareholders if they were operated as two separate business entities.  Over the past two years, the Company has completed several acquisitions to strengthen one or both of these businesses with a view toward their eventual separation. On April 4, 2008, the Company announced that its Board of Directors had formally authorized management to prepare a comprehensive operational and strategic plan for the separation of these businesses into separate corporations.  Management began assessing alternative methods for achieving this goal; however, the subsequent onset of the recent worldwide economic and financial crisis has had a significant adverse impact on these plans.  A dramatic reduction in customer demand for many of the Company’s Fiber Optics products through June 2009 has significantly lowered revenue and cash flow in that business unit, while a shortage of debt and equity capital, a decline in the price of conventional energy sources, and a generally cautious and conservative attitude in all business sectors has delayed the opportunities for expanded deployment of the Company’s terrestrial photovoltaic products and systems.  As a result, while the Company is continuing to pursue strategic alternatives for separating its two operating segments, the Company has also instituted a series of initiatives aimed at conserving and generating cash over the next twelve months.

During fiscal 2009, management implemented a series of measures and continues to evaluate opportunities intended to align the Company’s cost structure with its revenue forecasts.  Such measures included establishing a line of credit with Bank of America, several workforce reductions, salary reductions, the elimination of executive and employee merit increases, and the elimination or reduction of certain discretionary expenses.  The Company has also significantly lowered its spending on capital expenditures and focused on improving the management of its working capital.  During fiscal 2009, the Company monetized approximately $16.8 million of inventory, generated $16.0 million in cash from lowering its accounts receivable balances and achieved positive cash flow from operations during the quarters ended June 30, 2009 and September 30, 2009.

In fiscal 2010, the Company will continue to remain focused on cash flow while accessing a range of strategic options for the purpose of maximizing shareholder value, including joint-venture business opportunities and the potential sale of certain assets.

With respect to measures taken to generate cash, the Company sold its minority ownership positions in Entech Solar, Inc. and Lightron Corporation in the second quarter of fiscal 2009.  In April 2009, the Company amended the terms of its asset-backed revolving credit facility with Bank of America which reduced the total loan availability to $14 million but also generally resulted in higher borrowing capacity against any given schedule of accounts receivable.  On October 1, 2009, the Company entered into an equity line of credit arrangement with Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”).  Upon issuance of a draw-down request by the Company, Commerce Court has committed to purchasing up to $25 million worth of shares of the Company’s common stock over the 24-month term of the purchase agreement, provided that the number of shares the Company may sell under the facility is limited to no more than 15,971,169 shares of common stock or that would result in the beneficial ownership of more than 9.9% of the then issued and outstanding shares of the Company’s common stock.

Conclusion

We believe that our existing balances of cash, cash equivalents, and available-for-sale securities, together with the cash expected to be generated from operations, amounts expected to be available under our revolving credit facility with Bank of America and the equity line of credit agreement with Commerce Court will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.  However, in the event of unforeseen circumstances, or unfavorable market or economic developments, we may have to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt, or selling certain product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if we experience disappointing operating results.  If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations may be adversely affected.

Cash Flow

Cash Used for Operations

For the fiscal year ended September 30, 2009, net cash used by operating activities totaled approximately $29.6 million, which represents a decrease of $12.3 million from $41.9 million in cash used by operating activities for the fiscal year ended September 30, 2008, and a decrease of $16.8 million from $46.4 million in cash used by operating activities for the fiscal year ended September 30, 2007.

For the fiscal year ended September 30, 2009, the $29.6 million cash usage was primarily due to the Company’s net loss of $136.1 million and a net increase in certain components of working capital of approximately $5.5 million.  The net increase in certain components of working capital was primarily due to a $27.4 million decrease in accounts payable and a $12.5 million decrease in accrued expenses and other liabilities offset by a $16.0 million decrease in accounts receivable, a $16.8 million decrease in inventory and a $1.6 million decrease in prepaid expenses and other assets. Non-cash adjustments used to reconcile net loss to net cash used in operating activities included $60.8 million in impairment of goodwill, intangible assets, and plant and equipment within the Fiber Optics segment, $16.1 million related to depreciation and amortization expense, $13.6 million related to inventory reserve adjustments, $7.0 million related to stock-based compensation expense, $5.1 million related to an increase in the provision for doubtful accounts, $8.5 million related to a provision for losses on firm inventory commitments, $2.6 million related to provisions for product warranty, and $3.1 million related to a gain on the sale of investments.

For the fiscal year ended September 30, 2008, the $41.9 million cash usage was primarily due to the Company’s net loss of $80.9 million and a net increase in certain components of working capital of approximately $22.6 million.  The net increase in certain components of working capital was primarily due to a $24.3 million increase in accounts receivable, a $11.9 million increase in inventory, a $4.5 million increase in prepaid expenses and other assets and a decrease of $11.7 million in accrued expenses and other current liabilities offset by an increase in accounts payable of $29.6 million.  Non-cash adjustments used to reconcile net loss to net cash used in operating activities included $22.2 million in impairment of goodwill within the Fiber Optics segment, $13.6 million related to depreciation and amortization expense, $9.6 million related to inventory reserve adjustments, $11.3 million related to stock-based compensation expense, $2.1 million related to an increase in the provision for doubtful accounts, $1.5 million related to impairment of an investment, $1.1 million related to a loss on the disposal of equipment, $1.2 million related to a loss from the conversion of subordinated notes, $4.5 million related to provisions for product warranty, and $7.4 million related to a gain on the sale of investments.

For the fiscal year ended September 30, 2007, the $46.4 million cash usage was primarily due to the Company’s net loss of $58.7 million and a net increase in certain components of working capital of approximately $11.9 million.  The net increase in certain components of working capital was primarily due to a $10.4 million increase in accounts receivable, a $8.3 million increase in inventory, and a $0.3 million increase in prepaid expenses and other assets offset by an increase of $2.2 million in accounts payable and an increase of $4.9 million in accrued expenses and other current liabilities.  Non-cash adjustments used to reconcile net loss to net cash used in operating activities included $10.1 million related to depreciation and amortization expense, $3.0 million related to inventory reserve adjustments, $5.9 million related to stock-based compensation expense, $1.3 million related to an increase in the provision for doubtful accounts, and $1.5 million related to provisions for product warranty.

Net Cash Used for Investing Activities

For the fiscal year ended September 30, 2009, net cash provided by investing activities totaled $13.3 million, which represents an increase of $67.2 million from $53.9 million in cash used for investing activities for the fiscal year ended September 30, 2008, and an decrease of $33.7 million from $47.0 million in cash provided by investing activities for the fiscal year ended September 30, 2007.

For the fiscal year ended September 30, 2009, the $13.3 million in net cash provided by investing activities was primarily due to $11.0 million received from the sale of the Company’s investments, $2.7 million received from the sale of available-for-sale securities and $0.7 million from the release of restricted cash offset by $1.3 million in capital expenditures.

For the fiscal year ended September 30, 2008, the $53.9 million in net cash usage from investing activities was primarily due to $75.7 million paid to Intel Corporation for the purchase of certain fiber optics-related assets, $17.2 million in capital expenditures, $1.5 million invested in unconsolidated affiliates, and $7.0 million for the purchase of available-for-sale securities offset by $33.4 million received from the sale of available-for-sale securities, $13.1 million received from the sale of unconsolidated affiliates and $1.2 million received from an insurance recovery on equipment.

For the fiscal year ended September 30, 2007, the $47.0 million in net cash provided by investing activities was primarily due to $98.3 million received from the sale of available-for-sale securities and $3.0 million received from a notes receivable offset by $4.1 million paid to purchase a fiber optics-related business, $10.1 million in capital expenditures, $13.9 million invested in unconsolidated affiliates, and $26.0 million for the purchase of available-for-sale securities.

Net Cash Provided by Financing Activities

For the fiscal year ended September 30, 2009, net cash provided by financing activities totaled $12.1 million, which represents a decrease of $89.3 million from $101.4 million in cash provided by financing activities for the fiscal year ended September 30, 2008 and an increase of $23.1 million from $11.0 million in cash used in financing activities for the fiscal year ended September 30, 2007.

For the fiscal year ended September 30, 2009, the $12.1 million in net cash provided by financing activities consisted of $10.3 million in net borrowings under the Company’s credit facility with Bank of America, $0.8 million in other borrowings and $0.9 million in proceeds from the Company’s employee stock purchase plan.

For the fiscal year ended September 30, 2008, the $101.4 million in net cash provided by financing activities consisted of $93.6 million received from the sale of common stock and warrants, $7.0 million received from the exercise of employee stock options and $0.7 million in proceeds from the Company’s employee stock purchase plan.

For the fiscal year ended September 30, 2007, the $11.0 million in net cash used in financing activities consisted primarily of $11.4 million payment on the Company’s convertible debt obligation.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments over the next five years are summarized in the table below:

(in thousands)		For the Fiscal Years Ended September 30,

	Total	2010	2011 to 2012	2013 to 2014	2015 and later

Operating lease obligations	$8,403	$1,944	$2,886	$875	$2,698
Line of credit	10,332	10,332	-	-	-
Short-term debt	842	842	-	-	-
Purchase obligations	22,722	22,691	25	6	-

Total contractual obligations and commitments	$42,299	$35,809	$2,911	$881	$2,698

Operating leases

Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties.

Loss on firm commitments

In fiscal 2009, the Company was challenged with higher than expected inventory positions in its Fiber Optics segment as quarterly sales were lower than internal projections of many of our customers, which had a significant adverse effect on results of operations.  Management performed an analysis of the Company’s inventory position, including a review of open purchase and sales commitments, and determined that certain inventory was impaired which resulted in a $8.5 million loss on purchase and sales commitments specifically related to inventory during fiscal 2009.  This impairment was recognized in cost of revenue.

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

As of September 30, 2009, the Company had a $10.3 million prime rate loan outstanding, with an interest rate of 8.25%, and approximately $2.8 million in outstanding standby letters of credit under this credit facility.

The facility is also subject to certain financial covenants which the Company was in compliance with for the three months ended June 30, 2009 and September 30, 2009.  For the three months ended December 31, 2008, the Company did not meet the requirements under the EBITDA financial covenant and for the three months ended March 31, 2009, the Company did not meet the requirements under the Fixed Charge Coverage Ratio and EBITDA financial covenants.  During the fiscal year, the Company has entered into several amendments to the credit facility with Bank of America which has, among other things: (i) increased the amount of eligible accounts receivable under the borrowing base formula, (ii) waived certain events of default of financial covenants by the Company, (iii) decreased the total maximum loan availability amount to $14 million, (iv) increased applicable interest rates with respect to loans and letters of credit, and (v) adjusted certain financial covenants.  Adjustments were also made to the borrowing base formula and the calculation of eligible accounts receivable which, generally resulted in greater loan availability against accounts receivable subject to the $14 million overall loan limit.  Depending on the Company’s operating results in fiscal 2010, the Company may not continue to be compliant with the credit facility’s financial covenants.

Short-term Debt

In December 2008, the Company borrowed $0.9 million from UBS that is collateralized with $1.4 million of auction rate securities.  The average interest rate on the loan is approximately 1.4% and the term of the loan is dependent upon the timing of the settlement of the auction rate securities with UBS which is expected to occur by June 2010 at 100% par value.

Letters of credit

As of September 30, 2009, the Company had 10 standby letters of credit issued and outstanding which totaled approximately $3.4 million, of which $2.8 million was issued against the Company’s credit facility with Bank of America and the remaining $0.6 million in standby letters of credit are collateralized with other financial institutions and are listed on the Company’s balance sheet as restricted cash.

Other

In February 2010, the Company’s 2000 Stock Option Plan is scheduled to expire.  Management is currently developing a new 10-year equity compensation plan, which may include both stock options and other forms of equity compensation.

Recent Accounting Pronouncements

In the Notes to the Consolidated Financial Statements, see Footnote 3 for details related to recent accounting pronouncements.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EMCORE CORPORATION
Consolidated Statements of Operations
For the fiscal years ended September 30, 2009, 2008 and 2007
(in thousands, except loss per share)

	2009	2008	2007

Product revenue	$168,300	$227,780	$147,931
Service revenue	8,056	11,523	21,675
Total revenue	176,356	239,303	169,606

Cost of product revenue	173,877	203,164	124,481
Cost of service revenue	6,253	6,244	14,757
Total cost of revenue	180,130	209,408	139,238

Gross (loss) profit	(3,774)	29,895	30,368

Operating expenses:
Selling, general, and administrative	46,579	43,460	57,844
Research and development	27,100	39,483	29,980
Impairments	60,781	22,233	-
Total operating expenses	134,460	105,176	87,824

Operating loss	(138,234)	(75,281)	(57,456)

Other (income) expense:
Interest income	(84)	(862)	(4,120)
Interest expense	542	1,580	4,985
Foreign exchange loss (gain)	154	746	(13)
Gain from sale of investments	(3,144)	(7,384)	-
Impairment of investment	367	1,461	-
Loss on disposal of equipment	-	1,064	210
Stock-based expense from tolled options	-	4,316	-
Loss from conversion of subordinated notes	-	4,658	-
Loss from early redemption of convertible subordinated notes	-	-	561
Gain from insurance proceeds	-	-	(357)

Total other (income) expense	(2,165)	5,579	1,266

Net loss	$(136,069)	$(80,860)	$(58,722)

Per share data:
Net loss per basic and diluted share	$(1.72)	$(1.20)	$(1.15)

Weighted-average number of basic and diluted shares outstanding	79,140	67,568	51,001

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Balance Sheets
As of September 30, 2009 and 2008
(in thousands)

	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$14,028	$18,227
Restricted cash	1,521	1,854
Available-for-sale securities	1,350	2,679
Accounts receivable, net of allowance of $7,125 and $2,377, respectively	39,417	60,313
Inventory, net	34,221	64,617
Prepaid expenses and other current assets	4,712	7,100

Total current assets	95,249	154,790

Property, plant and equipment, net	55,028	83,278
Goodwill	20,384	52,227
Other intangible assets, net	12,982	28,033
Investments in unconsolidated affiliates	-	8,240
Available-for-sale securities, non-current	-	1,400
Long-term restricted cash	163	569
Other non-current assets, net	753	741

Total assets	$184,559	$329,278

LIABILITIES and SHAREHOLDERS’ EQUITY

Current liabilities:
Borrowings from credit facility	$10,332	$-
Short-term debt	842	-
Accounts payable	24,931	52,266
Accrued expenses and other current liabilities	21,687	23,290

Total current liabilities	57,792	75,556

Other long-term liabilities	104	-

Total liabilities	57,896	75,556

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized; no shares outstanding	-	-
Common stock, no par value, 200,000 shares authorized; 80,982 shares issued and 80,823 shares outstanding as of September 30, 2009; 77,920 shares issued and 77,761 shares outstanding as of September 30, 2008	688,844	680,020
Accumulated deficit	(560,833)	(424,764)
Accumulated other comprehensive income	735	549
Treasury stock, at cost; 159 shares as of September 30, 2009 and 2008	(2,083)	(2,083)
Total shareholders’ equity	126,663	253,722

Total liabilities and shareholders’ equity	$184,559	$329,278

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Shareholders’ Equity and Comprehensive Loss
For the fiscal years ended September 30, 2009, 2008 and 2007
(in thousands)

	Shares of Common Stock	Value of Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance as of September 30, 2006	50,803	$436,338	$(284,856)	$-	$(2,083)	$149,399

Net loss	-	-	(58,722)	-	-	(58,722)
Translation adjustment	-	-	-	(17)	-	(17)
Comprehensive loss			(58,722)	(17)		(58,739)

Stock-based compensation	-	5,939	-	-	-	5,939
Stock option exercises	86	202	-	-	-	202
Compensatory stock issuances	160	787	-	-	-	787
Discount on debt related to early redemption of subordinated notes	-	293	-	-	-	293
Proceeds from management related to mispriced stock options	-	276	-	-	-	276

Balance as of September 30, 2007	51,049	$443,835	$(343,578)	$(17)	$(2,083)	$98,157

Net loss			(80,860)			(80,860)
Translation adjustment				566		566
Comprehensive loss	-	-	(80,860)	566	-	(80,294)

Stock-based compensation		11,278				11,278
Stock option exercises	1,659	7,047				7,047
Compensatory stock issuances	178	1,282				1,282
Conversion of subordinated notes	12,187	85,429				85,429
Issuance of common stock from private placement transaction	8,000	93,647				93,647
Issuance of common stock for Intel acquisitions	4,422	36,085				36,085
Issuance of common stock for acquisition of Opticomm	145	707				707
Issuance of common stock - ESPP	121	679				679
Proceeds from Section 16 officer	-	31				31
Cumulative adjustment related to the implementation of a new accounting standard related to income taxes (ASC 740)			(326)			(326)

Balance as of September 30, 2008	77,761	$680,020	$(424,764)	$549	$(2,083)	$253,722

Net loss			(136,069)			(136,069)
Translation adjustment				186		186
Comprehensive loss	-	-	(136,069)	186	-	(135,883)

Stock-based compensation		7,017				7,017
Stock option exercises	11	32				32
Compensatory stock issuances	756	841				841
Issuance of common stock - ESPP	995	894				894
Issuance of common stock for acquisitions	1,300
Costs incurred related to issuance of equity		40				40

Balance as of September 30, 2009	80,823	$688,844	$(560,833)	$735	$(2,083)	$126,663

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the fiscal years ended September 30, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
Cash flows from operating activities:

Net loss	$(136,069)	$(80,860)	$(58,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairments	60,781	22,233	-
Stock-based compensation expense	7,017	11,278	5,939
Depreciation and amortization expense	16,082	13,617	10,122
Provision for inventory	13,572	9,597	3,027
Provision for losses on firm commitments	8,515	-	-
Provision for doubtful accounts	5,065	2,126	1,341
Provision for product warranty	2,578	4,479	1,460
Impairment of investment	367	1,461	-
Loss on disposal of equipment	367	1,064	210
Compensatory stock issuances	841	1,282	787
Gain from sale of investments	(3,144)	(7,384)	-
Reduction of note receivable due for services received	-	520	521
Accretion of loss from convertible subordinated notes	-	41	198
Loss from conversion of subordinated notes	-	1,169	561
Forgiveness of shareholders’ notes receivable	-	-	82
Total non-cash adjustments	112,041	61,483	24,248

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	15,967	(24,296)	(10,407)
Related party receivable	-	332	-
Inventory	16,849	(11,904)	(8,274)
Prepaid and other current assets	2,324	(2,646)	358
Other assets	(742)	(1,896)	(631)
Accounts payable	(27,428)	29,581	2,187
Accrued expenses and other current liabilities	(12,504)	(11,736)	4,859
Total change in operating assets and liabilities	(5,534)	(22,565)	(11,908)

Net cash used in operating activities	(29,562)	(41,942)	(46,382)

Cash flows from investing activities:

Proceeds from sale of unconsolidated affiliates	11,017	13,080	-
Purchase of plant and equipment	(1,323)	(17,238)	(10,065)
Proceeds from insurance recovery on equipment	-	1,189	362
Investments in unconsolidated affiliates	-	(1,503)	(13,891)
Proceeds from employee notes receivable	-	-	121
Proceeds from notes receivable	-	-	3,000
Purchase of businesses	-	(75,707)	(4,097)
Purchase of available-for-sale securities	-	(7,000)	(26,000)
Sale of available-for-sale securities	2,729	33,392	98,300
Funding (use) of restricted cash	738	(316)	(800)
Proceeds from disposals of equipment	106	162	22

Net cash provided by (used in) investing activities	$13,267	$(53,941)	$46,952

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the fiscal years ended September 30, 2009, 2008 and 2007
(in thousands)

(Continued from previous page)	2009		2008	2007
Cash flows from financing activities:
Proceeds from borrowings from credit facility		$137,146	$-	$-
Payments on borrowings from credit facility		(126,814)	-	-
Proceeds from borrowings on short-term debt		2,610	-	-
Payments on borrowings on short-term debt		(1,768)	-	-
Proceeds from exercise of stock options		32	7,047	202
Proceeds from employee stock purchase plan		894	679	-
Proceeds from private placement, net of issuance costs		-	93,647	-
Proceeds from senior management related to common stock		-	31	276
Payment on convertible debt obligation		-	-	(11,428)
Payments on capital lease obligations		-	(11)	(44)
				-
Net cash provided by (used in) financing activities		12,100	101,393	(10,994)

Effect of foreign currency		(4)	566	(17)

Net (decrease) increase in cash and cash equivalents		(4,199)	6,076	(10,441)

Cash and cash equivalents at beginning of year		18,227	12,151	22,592

Cash and cash equivalents at end of year		$14,028	$18,227	$12,151

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest		$582	$3,314	$4,836

Cash paid during the period for income taxes		$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of equipment under capital leases		$46	$-	$-

Issuance of common stock for purchase of Opticomm Corporation	$		$707	$-

Issuance of common stock for purchase of assets acquired from Intel Corporation		$1,183	$36,085	$-

Issuance of common stock for conversion of subordinated notes		$-	$85,429	$-

Purchase of equipment on account		$-	$-	$390

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1.  Description of Business

EMCORE Corporation (the “Company”, “we”, “our”, or “EMCORE”) is a provider of compound semiconductor-based components and subsystems for the fiber optics and solar power markets.  We were established in 1984 as a New Jersey corporation and have two reporting segments: Fiber Optics and Photovoltaics.  Our Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  Our Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, we offer high-efficiency compound semiconductor-based multi-junction solar cells, covered interconnected cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, we offer concentrating photovoltaic (“CPV”) power systems for commercial and utility scale solar applications as well as high-efficiency multi-junction solar cells and integrated CPV components for use in other solar power concentrator systems.

Liquidity and Capital Resources

The Company incurred a net loss of $136.1 million for the fiscal year ended September 30, 2009, which included a non-cash impairment charge of $60.8 million related to the write-down of fixed assets, goodwill and intangible assets associated with the Company’s Fiber Optics segment.  The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to reduce or eliminate its net losses for the foreseeable future.  Although total revenue had increased sequentially over the past several years prior to 2009, the Company has not been able to sustain historical revenue growth rates due to material adverse changes in market and economic conditions.  If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

As of September 30, 2009, cash, cash equivalents, available-for-sale securities and restricted cash totaled approximately $16.9 million. Historically, the Company has consumed cash from operations.  During fiscal 2009, we consumed cash from operations of approximately $29.6 million, with the rate of cash consumption declining each quarter.

Management Actions and Plans

Historically, management has addressed liquidity requirements through a series of cost reduction initiatives, capital markets transactions and the sale of assets.  Management anticipates that the current recession in the United States and internationally may continue to impose formidable challenges for the Company’s businesses in the near term.

The Company’s management has believed for some time that, due to significant differences in operating strategy between the Company’s Fiber Optics and Photovoltaics businesses, they would provide greater value to shareholders if they were operated as two separate business entities.  Over the past two years, the Company has completed several acquisitions to strengthen one or both of these businesses with a view toward their eventual separation. On April 4, 2008, the Company announced that its Board of Directors had formally authorized management to prepare a comprehensive operational and strategic plan for the separation of these businesses into separate corporations.  Management began assessing alternative methods for achieving this goal; however, the subsequent onset of the recent worldwide economic and financial crisis has had a significant adverse impact on these plans.  A dramatic reduction in customer demand for many of the Company’s Fiber Optics products through June 2009 has significantly lowered revenue and cash flow in that business unit, while a shortage of debt and equity capital, a decline in the price of conventional energy sources, and a generally cautious and conservative attitude in all business sectors has delayed the opportunities for expanded deployment of the Company’s terrestrial photovoltaic products and systems.  As a result, while the Company is continuing to pursue strategic alternatives for separating its two operating segments, the Company has also instituted a series of initiatives aimed at conserving and generating cash over the next twelve months.

During fiscal 2009, management implemented a series of measures and continues to evaluate opportunities intended to align the Company’s cost structure with its revenue forecasts.  Such measures included establishing a line of credit with Bank of America, several workforce reductions, salary reductions, the elimination of executive and employee merit increases, and the elimination or reduction of certain discretionary expenses.  The Company has also significantly lowered its spending on capital expenditures and focused on improving the management of its working capital.  During fiscal 2009, the Company monetized approximately $16.8 million of inventory, generated $16.0 million in cash from lowering its accounts receivable balances and achieved positive cash flow from operations during the quarters ended June 30, 2009 and September 30, 2009.

In fiscal 2010, the Company will continue to remain focused on cash flow while accessing a range of strategic options for the purpose of maximizing shareholder value, including joint-venture business opportunities and the potential sale of certain assets.

With respect to measures taken to generate cash, the Company sold its minority ownership positions in Entech Solar, Inc. and Lightron Corporation in the second quarter of fiscal 2009.  In April 2009, the Company amended the terms of its asset-backed revolving credit facility with Bank of America which reduced the total loan availability to $14 million but also generally resulted in higher borrowing capacity against any given schedule of accounts receivable.  On October 1, 2009, the Company entered into an equity line of credit arrangement with Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”).  Upon issuance of a draw-down request by the Company, Commerce Court has committed to purchasing up to $25 million worth of shares of the Company’s common stock over the 24-month term of the purchase agreement, provided that the number of shares the Company may sell under the facility is limited to no more than 15,971,169 shares of common stock or that would result in the beneficial ownership of more than 9.9% of the then issued and outstanding shares of the Company’s common stock.

Conclusion

We believe that our existing balances of cash, cash equivalents, and available-for-sale securities, together with the cash expected to be generated from operations, amounts expected to be available under our revolving credit facility with Bank of America and the equity line of credit agreement with Commerce Court will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.  However, in the event of unforeseen circumstances, or unfavorable market or economic developments, we may have to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt, or selling certain product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if we experience disappointing operating results.  If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations may be adversely affected.

NOTE 2.  Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the assets, liabilities, equity, and operating results of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.  The Company is not the primary beneficiary of, nor does it hold a significant variable interest in, any variable interest entity.

Use of Estimates.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  The accounting estimates that require our most significant, difficult, and subjective judgments include:

-	the valuation of inventory, goodwill, intangible assets, and stock based compensation;
-	assessment of recovery of long-lived assets;
-	revenue recognition associated with the percentage of completion method; and
-	the allowance for doubtful accounts and warranty accruals.

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

Concentration of Credit Risk. Financial instruments that may subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities, and accounts receivable.  The Company’s cash and cash equivalents and available-for-sale securities are held in safekeeping by certain large creditworthy financial institutions in excess of the $250,000 insured limit of the Federal Deposit Insurance Corporation.  The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.  From time to time, the Company performs credit evaluations of its customers' financial condition and occasionally requests deposits or letters of credit in advance of shipping to its customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment patterns, bad debt write-off experience, and financial review of the customer.

Cash and Cash Equivalents. Cash and cash equivalents consist primarily of highly liquid short-term investments with an original maturity of three months or less at the time of purchase.

Restricted Cash. Restricted cash represents interest-bearing investments in bank certificates of deposit or similar type money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties and bank controlled deposits on account.  As of September 30, 2009, the Company had 10 standby letters of credit issued and outstanding which totaled approximately $3.4 million, of which $2.8 million was issued against the Company’s credit facility with Bank of America and the remaining $0.6 million in standby letters of credit are collateralized with other financial institutions and are listed on the Company’s balance sheet as restricted cash.

Available-for-Sale Securities.  Investments in securities with remaining maturities in excess of three months, which are held for purposes of funding current operations, are classified as available-for-sale securities and reported at fair value in accordance with Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities.  As of September 30, 2009, the Company’s available-for-sale securities consisted of auction rate securities totaling $1.4 million.  During the three months ended December 31, 2008, the Company entered into an agreement with its investment broker for the settlement of these auction rate securities at 100% par value by June 2010.

Accounts Receivable. The Company regularly evaluates the collectibility of its accounts receivable and accordingly maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligations to us. The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection. The Company classifies charges associated with the allowance for doubtful accounts as SG&A expense. If the financial condition of our customers were to deteriorate, impacting their ability to pay us, additional allowances may be required.  See Footnote 7 - Receivables for further details.

Inventory.  Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method. The Company reserves against inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on the Company’s forecasted future revenue.  The charge related to inventory reserves is recorded as a cost of revenue. The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where the Company sells previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. The Company does not track the selling price of individual raw material components that have been previously written down or written off, since such raw material components usually are only a portion of the resultant finished products and related sales price. The Company evaluates inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk.  We have incurred, and may in the future incur charges to write-down our inventory.  See Footnote 8 - Inventory for further details.

Property, Plant, and Equipment.  Property, plant, and equipment are recorded at cost.  Plant and equipment are depreciated on a straight-line basis over the following estimated useful lives of the assets:

Estimated Useful Life
Buildings	40 years
Leasehold improvements	5 - 7 years
Machinery and equipment	5 years
Furniture and fixtures	5 years

Leasehold improvements are amortized over the lesser of the asset life or the life of the facility lease. Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in the consolidated statement of operations.   See Footnote 9 - Property, Plant, and Equipment for further details.

Goodwill.  Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed.  As required by ASC 350, Intangibles - Goodwill and Other, the Company evaluates its goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value.  Management has elected December 31st as the annual assessment date.  Circumstances that could trigger an interim impairment test include but are not limited to: a significant adverse change in the market value of the Company’s common stock, the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; results of testing for recoverability of a significant asset group within a reporting unit; and recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

In performing goodwill impairment testing, the Company determines the fair value of each reporting unit using a weighted combination of a market-based approach and a discounted cash flow (“DCF”) approach.  The market-based approach relies on values based on market multiples derived from comparable public companies. In applying the DCF approach, management forecasts cash flows over the remaining useful life of its primary asset using assumptions of current economic conditions and future expectations of earnings.  This analysis requires the exercise of significant judgment, including judgments about appropriate discount rates based on the assessment of risks inherent in the amount and timing of projected future cash flows.  The derived discount rate may fluctuate from period to period as it is based on external market conditions.  All of these assumptions are critical to the estimate and can change from period to period.  Updates to these assumptions in future periods, particularly changes in discount rates, could result in different results of goodwill impairment tests.   See Footnote 10 - Goodwill for further details.

Other Intangible Assets.   Our intangible assets consist primarily of intellectual property that has been internally developed or purchased.  Purchased intangible assets include existing core technology, trademarks and trade names, and customer contracts.  Intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to fifteen years.  See Footnote 11 - Intangible Assets for further details.

Valuation of Long-lived Assets.   Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  Because most of the Company’s long-lived assets are subject to amortization, the Company reviews these assets for impairment in accordance with the provisions of ASC 360, Property, Plant, and Equipment.  As part of internal control procedures, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Our impairment testing of long-lived assets consists of determining whether the carrying amount of the long-lived asset (asset group) is recoverable, in other words, whether the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group) exceeds its carrying amount.   The determination of the existence of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets.  In making this determination, the Company uses certain assumptions, including estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, the length of service that assets will be used in our operations, and estimated salvage values.   See Footnote 9 - Property, Plant, and Equipment and Footnote 11 - Intangible Assets for further details.

Asset Retirement and Environmental Obligations.  In accordance with the provisions of ASC 410, Asset Retirement and Environmental Obligations, the Company accounts for asset retirement and environmental obligations by recording the estimated discounted value of future cost obligations.  As of September 30, 2009 and 2008, no asset retirement or environmental obligation liabilities existed.  An asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated.  Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion, and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. The Company also has known conditional asset retirement conditions, such as certain asset decommissioning and removal from rented facilities to be performed in the future, that are not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation.  Accordingly, these obligations have not been recorded in the Company’s consolidated financial statements.  In addition, there may be environmental obligations that we have not yet discovered and therefore, these obligations also have not been included in the Company’s consolidated financial statements.

Investments.  The Company accounts for its investments in common stock over which it has the ability to exercise significant influence, using the equity method of accounting.  The Company accounts for similar investments that do not permit the Company to exercise significant influence over the entity in which the Company is investing by using the cost method of accounting. The recorded amounts generally represent the Company’s cost of the investment less any adjustments made when it is determined that an investment’s carrying value is other-than-temporarily impaired.  The Company periodically reviews these investments for impairment. In the event the carrying value of an investment exceeds its fair value and the decline in fair value is determined to be other-than-temporary, the Company writes down the value of the investment to its fair value.  See Footnote 6 - Investments for further details.

Fair Value of Financial Instruments.  The Company accounts for its financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures.  The carrying amounts of cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.  See Footnote 20 - Fair Value Accounting for further details.

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

▪
Distributors - The Company uses a number of distributors around the world and recognizes revenue upon shipment of product to these distributors. Title and risk of loss pass to the distributors upon shipment, and our distributors are contractually obligated to pay the Company on standard commercial terms, just like our other direct customers.  The Company does not sell to its distributors on consignment and, except in the event of product discontinuance, does not give distributors a right of return.

▪
Solar Panel and Solar Power Systems Contracts - The Company records revenues from certain solar panel and solar power systems contracts using the percentage-of-completion method.  Revenue is recognized in proportion to actual costs incurred compared to total anticipated costs expected to be incurred for each contract.  Such contracts require estimates to determine the appropriate cost and revenue recognition. The Company uses all available information in determining dependable estimates of the extent of progress towards completion, contract revenues, and contract costs.  Estimates are revised as additional information becomes available.  If estimates of costs to complete long-term contracts indicate a loss, a provision is made for the total loss anticipated.  As of September 30, 2009 and 2008, the Company had accrued $0.1 million and $0.8 million, respectively, related to estimated contract losses on certain CPV system-related orders.  Unbilled accounts receivable represents revenue recognized but not yet billed pursuant to contract terms or accounts billed after the period end.  As of September 30, 2009 and 2008, unbilled accounts receivable totaled $6.1 million and $5.0 million, respectively.

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

The Company also has certain cost-sharing R&D arrangements.  Under such arrangements in which the actual costs of performance are split between the U.S. government and the Company on a best efforts basis, no revenue is recorded and the Company’s R&D expense is reduced for the amount of the cost-sharing receipts.

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

Product Warranty Reserves.  The Company provides its customers with limited rights of return for non-conforming shipments and warranty claims for certain products. In accordance with ASC 450, Contingencies, the Company makes estimates of product warranty expense using historical experience rates as a percentage of revenue and accrues estimated warranty expense as a cost of revenue. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product issues. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods.  See Footnote 12 - Accrued Expenses and Other Current Liabilities for further details.

Research and Development. Research and development costs are charged as an expense when incurred.

Stock-Based Compensation. The Company uses the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair-value of stock-based awards in accordance with ASC 718, Compensation.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on the Company’s historical stock prices.

Income Taxes.  In accordance with ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  The Company records valuation allowances against all deferred tax assets for amounts which are considered less likely to be realized.  See Footnote 16 - Income Taxes for further details.

Comprehensive Loss. ASC 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statement that is displayed with the same prominence as other financial statements.  The Company’s comprehensive loss consists of both net loss and foreign currency translation adjustments and it is presented in the accompanying consolidated statements of shareholders' equity.

Loss Per Share. The Company’s loss per share was calculated by dividing net loss applicable to common stock by the weighted average number of common stock shares outstanding for the period and it is presented in the accompanying consolidated statements of operations.  For the fiscal years ended September 30, 2009, 2008, and 2007, stock options representing 10,788,174, 8,929,453, and 5,697,766 shares of common stock, respectively, and for the fiscal years ended September 30, 2009 and 2008, warrants representing 1,400,003 shares of common stock for both periods, and for the fiscal year ended September 30, 2007, 12,186,656 shares of common stock reserved for the conversion of convertible subordinated notes to equity, were excluded from the computation of diluted earnings per share since the Company incurred a net loss for these periods and any effect would have been anti-dilutive.

Subsequent Events.  We have evaluated subsequent events, as defined by ASC 855, Subsequent Events, through the date that the financial statements were issued on December 29, 2009.  See Footnote 23 - Subsequent Event for further details.

NOTE 3.  Recent Accounting Pronouncements

ASC 105 – Generally Accepted Accounting Principles.  On October 1, 2009, the Company adopted certain accounting principles within ASC 105 which establishes the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP.  The adoption of ASC 105 did not impact the Company’s results of operations or financial condition, but it revised the reference of accounting pronouncements within this Annual Report.

ASC 350 – Intangibles – Goodwill and Other.   On October 1, 2009, the Company adopted certain accounting principles within ASC 350 which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets and the period of expected cash flows used to measure the fair value of intangible assets under ASC 805, Business Combinations.  Management is currently assessing the potential impact that the adoption of this new guidance could have on the Company’s financial statements in fiscal 2010.

ASC 470 – Debt. On October 1, 2009, the Company adopted certain accounting principles within ASC 470 that requires the proceeds from the issuance of certain convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for the Company beginning in fiscal 2010, and it is required to be applied retrospectively to prior periods.  Management is currently assessing the potential impact that the adoption of this new guidance could have on the Company’s financial statements in fiscal 2010.

ASC 605 – Revenue Recognition.   In October 2009, the Financial FASB issued authoritative guidance on revenue recognition related to arrangements with multiple deliverables that will become effective for fiscal year 2011, with earlier adoption permitted.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  Management is currently assessing the potential impact that the adoption of this new authoritative guidance could have on the Company’s financial statements.

ASC 805 – Business Combinations.   On October 1, 2009, the Company adopted certain accounting principles within ASC 805 which requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this accounting principle).  In addition, the accounting principle’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. ASC 805 also requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also provides guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009, therefore, the adoption of ASC 805 did not have any impact on the Company’s historical financial statements.

ASC 810 – Consolidation. – On October 1, 2009, the Company adopted certain accounting principles within ASC 810 which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  ASC 810 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. ASC 810 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  The adoption of ASC 810 did not have any impact on the Company’s historical financial statements.

ASC 855 – Subsequent Events. – On June 30, 2009, the Company adopted ASC 855 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  In particular, it sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC 855 did not impact the Company’s results of operations or financial condition.  See Footnote 2 – Summary of Significant Accounting Policies and Footnote 23 - Subsequent Event for further details.

NOTE 4.  Equity

Stock Options

The Company provides long-term incentives to eligible officers, directors, and employees in the form of stock options.  Most of the stock options vest and become exercisable over four to five years and have a contractual life of ten years. The Company maintains two stock option plans: the 1995 Incentive and Non-Statutory Stock Option Plan (“1995 Plan”) and the 2000 Stock Option Plan (“2000 Plan” and, together with the 1995 Plan, the “Option Plans”). The 1995 Plan authorizes the grant of stock options up to 2,744,118 shares of the Company's common stock.  On April 30, 2009, the Company’s shareholders approved an increase in the number of shares reserved for issuance under the 2000 Plan from 12,850,000 to 15,850,000 shares of the Company’s common stock.  As of September 30, 2009, no stock options were available for issuance under the 1995 Plan and 1,417,607 stock options were available for issuance under the 2000 Plan.  Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.  The Company issues new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan.

The following table summarizes the activity under the Option Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2006	6,232,535	$5.49

Granted	1,340,200	6.24
Exercised	(86,484)	2.33
Forfeited	(285,000)	11.40
Cancelled	(1,503,485)	9.78

Outstanding as of September 30, 2007	5,697,766	5.46

Granted	4,695,250	7.40
Tolled	658,989	5.19
Exercised	(1,658,723)	4.25
Forfeited	(406,898)	6.94
Cancelled	(56,931)	14.01

Outstanding as of September 30, 2008	8,929,453	6.57

Granted	3,700,439	1.25
Exercised	(10,675)	3.02
Forfeited	(1,243,825)	6.98
Cancelled	(587,218)	4.64

Outstanding as of September 30, 2009	10,788,174	$4.85	$7.88

Exercisable as of September 30, 2009	3,950,777	$5.87	$5.84

Vested and expected to vest as of September 30, 2009	6,347,589	$5.08	$7.11

As of September 30, 2009 there was approximately $6.8 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the Option Plans. This expense is expected to be recognized over an estimated weighted average life of 3.1 years.

Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option’s exercise price and the underlying stock price.  The intrinsic value related to stock options exercised during the fiscal year ended September 30, 2009 was less than $10,000.  The total intrinsic value related to stock options exercised during the fiscal years ended September 30, 2008, and 2007 was approximately $11.6 million, and $0.3 million, respectively.  The intrinsic value related to fully vested and expected to vest stock options as of September 30, 2009 totaled approximately $0.1 million and there was no intrinsic value related to exercisable stock options as of September 30, 2009.

	Number of Stock Options Outstanding			Options Exercisable
Exercise Price of Stock Options	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
>=$1.00 to <$5.00	5,277,474	8.05	$1.93	1,628,598	$2.96
>=$5.00 to <$10.00	5,386,180	7.80	7.38	2,225,059	7.38
>10.00	124,520	2.77	18.21	97,120	20.18
TOTAL	10,788,174	7.88	$4.85	3,950,777	$5.87

Stock-based compensation expense is measured at the stock option grant date, based on the fair value of the award, and is recorded to cost of sales, sales, general, & administrative, and research and development expense based on individual employee’s responsibility and function over the requisite service period.  Management has made an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest.   The effect of recording stock-based compensation expense was as follows:

(in thousands, except per share data)	For The Fiscal Years
	Ended September 30,
	2009	2008	2007
Stock-based compensation expense by award type:
Employee stock options	$6,309	$6,455	$5,939
Employee stock purchase plan	708	507	-
Former employee stock options tolled	-	4,316	-
Total stock-based compensation expense	$7,017	$11,278	$5,939

Net effect on net loss per basic and diluted share	$(0.09)	$(0.17)	$(0.12)

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

To account for a stock option grant modification, when the rights conveyed by a stock-based compensation award are no longer dependent on the holder being an employee, the award ceases to be accounted for under ASC 718, Compensation – Stock Compensation and becomes subject to the recognition and measurement requirements of ASC 815, Derivatives and Hedging, which results in liability classification and measurement of the award.  On the date of modification, stock options that receive extended exercise terms are initially measured at fair value and expensed as if the stock options awards were new grants.   Subsequent changes in fair value are reported in earnings and disclosed in the financial statements as long as the stock options remain classified as liabilities.

During the three months ended December 31, 2007, the Company incurred a non-cash expense of $4.4 million associated with the modification of stock options issued to terminated employees which was calculated using the Black-Scholes option valuation model.  The modified stock options were 100% vested at the time of grant with an estimated life of no greater than 90 days.  When the stock options classified as liabilities were ultimately settled in stock, any gains or losses on those stock options were included in additional paid-in capital.  For unexercised stock options that ultimately expired in January 2008, the liability was relieved with a gain of $0.1 million recorded in current earnings.

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

In November 2008, the Company announced that it had commenced a tender offer for 164,088 stock options outstanding under its 2000 Plan which was held by 91 of its then current non-officer employees.  Under the terms of the tender offer, employees holding such stock options were given the opportunity to amend these options to increase the exercise price to a higher price that is equal to the fair market value on the date which has been determined to be the correct date of issuance for these stock options in return for a cash payment for each tendered stock option equal to the difference between the original exercise price and the new exercise price.  The tender offer remained open until 11:59 p.m. Mountain Time on December 17, 2008.  As a result of the tender offer, a total of 163,838 stock options were tendered, approximately $44,000 in cash payments were paid in January 2009, and the non-cash stock-based expense due to the modification of stock options was determined to be immaterial.

Valuation Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The weighted-average grant date fair value of stock options granted during the fiscal years ended September 30, 2009, 2008, and 2007 was $1.25, $7.40, and $6.24, respectively.

Black-Scholes Weighted-Average Assumptions	For The Fiscal Years
Stock Options	Ended September 30,
	2009	2008	2007
Expected dividend yield	-%	-%	-%
Expected stock price volatility	97.9%	71.0%	94.0%
Risk-free interest rate	2.4%	3.1%	4.5%
Expected term (in years)	4.5	5.0	6.0
Estimated pre-vesting forfeitures	32.5%	17.4%	24.9%

Black-Scholes Weighted-Average Assumptions Employee Stock Purchase Plan	For the Six Month Period Commencing
	Jul 1, 2009	Jan 1, 2009	Jul 1, 2008	Jan 1, 2008
Expected dividend yield	-%	-%	-%	-%
Expected stock price volatility	113.0%	112.0%	74.1%	66.4%
Risk-free interest rate	0.3%	0.3%	2.1%	3.3%
Expected term (in months)	6.0	6.0	6.0	6.0

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

Common Stock

On March 31, 2008, the Board of Directors authorized an additional 100 million shares of common stock available for issuance for a total of 200 million shares authorized.

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Board of Directors to issue up to 5,882,352 shares of preferred stock upon such terms and conditions having such rights, privileges, and preferences as the Board of Directors may determine.  As of September 30, 2009 and 2008, no shares of preferred stock were issued or outstanding.

Warrants

As of September 30, 2009 and 2008, the Company had 1,400,003 warrants outstanding from the private placement transaction that closed on February 20, 2008.   The warrants grant the holder the right to purchase one share of the Company’s common stock at a price of $15.06 per share.  The warrants are immediately exercisable and remain exercisable for a period of 5 years from the closing date.  See Footnote 23 - Subsequent Event for details related to additional warrants issued by the Company in October 2009.

Private Placement of Common Stock and Warrants

On February 20, 2008, the Company completed the sale of $100.0 million of restricted common stock and warrants to investors deemed to be “accredited investors” as defined in Rule 501(a) under the Securities Act or “qualified institutional buyers” as defined in Rule 144A(a) under the Securities Act, through a private placement transaction exempt from the SEC’s registration requirements pursuant to Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D.  In this transaction, investors purchased 8 million shares of our common stock, no par value, and warrants to purchase an additional 1.4 million shares of our common stock.  The purchase price was $12.50 per share, priced at the 20-day volume-weighted average price.  The warrants grant the holder the right to purchase one share of our common stock at a price of $15.06 per share, representing a 20.48% premium over the purchase price.  The warrants are immediately exercisable and remain exercisable until February 20, 2013.  Beginning two years after their issuance, the warrants may be called by the Company for a price of $0.01 per underlying share if the closing price of its common stock has exceeded 150% of the exercise price for at least 20 trading days within a period of any 30 consecutive trading days and other certain conditions are met.   In addition, in the event of certain fundamental transactions, principally the purchase of the Company’s outstanding common stock for cash, the holders of the warrants may demand that the Company purchase the unexercised portions of their warrants for a price equal to the Black-Scholes Value of such unexercised portions as of the time of the fundamental transaction.  In addition, the Company entered into a registration rights agreement with the investors to register for resale the shares of common stock issued in this transaction and the shares of common stock to be issued upon exercise of the warrants.  Warrants issued to the investors were accounted for as an equity transaction with a value of $9.8 million recorded to common stock.  As part of the sale documentation each investor provided representations and warranties in the securities purchase agreement, upon which the Company relied, with respect to such investor’s status as an “accredited investor” or “qualified institutional buyer”.  No party acted as underwriter for this transaction.   Total agent fees incurred were 5.75% of the gross proceeds, or $5.8 million.  The total cost associated with this equity offering was approximately $6.3 million which was recorded against the issuance of common stock.  The Company used the proceeds from this private placement transaction to acquire the telecom-related assets of Intel Corporation's Optical Platform Division in 2008.

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

The amounts of shares issued for the ESPP are as follows:

	Number of Common Stock Shares	Purchase Price per Share of Common Stock

Amount of shares reserved for the ESPP	4,500,000

Number of shares issued for calendar years 2000 through 2006	(1,000,000)	$1.87 - $40.93
Number of shares issued for the first half of calendar year 2007	(123,857)	$6.32
Number of shares issued for the first half of calendar year 2008	(120,791)	$5.62
Number of shares issued for the second half of calendar year 2008	(471,798)	$0.88
Number of shares issued for the first half of calendar year 2009	(522,924)	$0.92

Remaining shares reserved for the ESPP	2,260,630

Future Issuances

As of September 30, 2009, the Company had reserved a total of 15.9 million shares of its common stock for future issuances as follows:

Number of Common Stock Shares Available

For exercise of outstanding common stock options	10,788,174
For future issuances to employees under the ESPP	2,260,630
For future common stock option awards	1,446,607
For future exercise of warrants	1,400,003

Total reserved	15,895,414

NOTE 5.  Acquisitions

Intel Corporation’s Optical Platform Division

On February 22, 2008, the Company acquired assets of the telecom portion of Intel Corporation’s Optical Platform Division (“OPD”). The telecom assets acquired include inventory, fixed assets, intellectual property, and technology comprised of tunable lasers, tunable transponders, 300-pin transponders, and integrated tunable laser assemblies.  The purchase price was $75.0 million in cash and $10.0 million in the Company’s common stock, priced at a volume-weighted average price of $13.84 per share.  Under the terms of the asset purchase agreement, the purchase price of $85 million was subject to adjustment based on an inventory true-up, plus specifically assumed liabilities.  Direct transaction costs totaled approximately $0.8 million.  This acquisition was financed through proceeds received from the $100 million private placement of common stock and warrants that closed on February 20, 2008.

On April 20, 2008, the Company acquired the enterprise and storage assets of Intel Corporation’s OPD business, as well as Intel’s Connects Cables business.  The assets acquired include inventory, fixed assets, intellectual property, and technology relating to optical transceivers for enterprise and storage customers, as well as optical cable interconnects for high-performance computing clusters.  As consideration for the purchase of assets, the Company issued 3.7 million restricted shares of the Company’s common stock valued at $26.1 million.  These shares were valued based on the closing price of the Company’s common stock on April 18, 2008 of $7.05 per share.  Any discount due to restrictions was deemed to be immaterial to the consolidated financial statements.

On April 20, 2009, the Company issued an additional 1.3 million shares of unrestricted common stock to Intel, valued at $1.2 million using the closing share price of $0.91, as consideration for the final purchase price adjustment related to this asset acquisition.  This contingency payment was based solely on performance of the Company’s stock price subsequent to the transaction.  Accordingly, resolution of a stock price-based contingency does not result in additional purchase price consideration.

Acquired Assets

The acquired inventory included raw materials and finished goods.  The raw materials were valued based on replacement cost, and considered reserve adjustments associated with components not expected to be used.  The finished goods were valued utilizing the comparative sales and income methods.  Based on these methods, the expected selling prices of the finished goods to customers in the ordinary course of business were used as a starting point.  Adjustments were then applied for other factors, including:

-	The time that would be required to dispose of the inventory;
-	The expenses that would be expected to be incurred in the disposition and sale of the inventory; and,
-	A profit commensurate with the amount of investment in the assets and the degree of risk.

The Company determined the fair value of the acquired fixed assets utilizing the cost approach, which is based on measuring the benefits related to an asset by the cost to reconstruct or replace it with another of like utility.  The fixed asset valuation considered:

-	Estimation of the current replacement cost of the assets by indexing historical capitalized costs based on asset type and acquisition date; and,
-	Physical depreciation and certain obsolescence adjustments.

The acquired intangible assets included core and developed technologies and customer relationships.  The core and developed technologies considered the underlying technologies associated with the various products associated with the acquired businesses, including optical transceivers and optical cable connects.  Developed technology related to product-specific aspects for product versions released or technologically feasible at the acquisition date.  Core technology considered non-product specific technology and designs which are incorporated in a variety of products.  The core and developed technologies and customer relationships were valued utilizing an “excess earnings” income approach, which estimates value based on the net present value of expected future after-tax cash earnings, after charges for required contributory assets.

Purchase Price Allocation

On May 7, 2008, the Company filed a Current Report on Form 8-K/A which included a preliminary purchase price allocation based on management’s best estimate using observable available information.   A significant variance between the preliminary purchase price and the final purchase price allocation related to the valuation of acquired intangible assets offset primarily by a corresponding variance in goodwill.  Initially, the Company estimated that the fair value of the intangible assets would approximate 10% of the total purchase price.  Subsequent to the filing of the Form 8-K/A, the Company completed its review of the purchase price allocation which resulted in approximately $14 million of additional intangible asset value.

The final purchase price was allocated as follows:

(in thousands) Intel Corporation’s Optical Platform Division

Net purchase price	$111,792
Net assets acquired	(79,444)

Excess purchase price allocated to goodwill	$32,348

Net assets acquired in the acquisition were as follows:

(in thousands) Intel Corporation’s Optical Platform Division

Inventory	$33,287
Fixed assets	19,878
Intangible assets	26,279

Net assets acquired	$79,444

As of the date of the acquisition, the $26.3 million of acquired intangible assets had a weighted average life of approximately eight years.  The intangible assets that made up this amount included customer lists of $7.5 million (8 to 10 year useful life) and developed and core technology of $18.8 million (6 to 10 year useful life).  See Footnote 10 - Goodwill and Footnote 11 - Intangible Assets, for information on impairment charges recorded by the Company in connection with assets acquired from these acquisitions.

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

The following unaudited condensed consolidated pro forma financial data has been prepared to give effect to the Company’s acquisition of certain assets and liabilities of OPD. The pro forma financial information has been developed by the application of pro forma adjustments to the estimated results of the OPD business, and the historical Condensed Consolidated Statements of Operations of the Company as if OPD had been acquired as of October 1, 2006. The pro forma financial information is based upon available information and assumptions that management believes are reasonable. The pro forma financial information does not purport to represent what our consolidated results of operations would have been had the Company’s acquisition of OPD occurred on the dates indicated, or to project our consolidated financial performance for any future period.

Condensed Consolidated Pro Forma Statement of Operations
(unaudited)

(in thousands, except per share data)	For the Year Ended September 30, 2008		For the Year Ended September 30, 2007
	EMCORE	Pro Forma	EMCORE	Pro Forma

Revenues	$239,303	$276,828	$169,606	$273,063
Net loss	(58,640)	(57,285)	(58,722)	(55,542)

Net loss per basic and diluted shares	$(0.87)	$(0.85)	$(1.15)	$(1.03)

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

The final purchase price was allocated as follows:

(in thousands) Opticomm Corporation	Preliminary	Adjustments	Final

Net purchase price	$4,097	$781	$4,878
Net assets acquired	(3,573)	103	(3,470)

Excess purchase price allocated to goodwill	$524	$884	$1,408

Net assets acquired in the acquisition were as follows:

(in thousands) Opticomm Corporation	Preliminary	Adjustments	Final

Working capital	$1,058	$223	$1,281
Fixed assets	81	-	81
Intangible assets	2,504	(326)	2,178
Current liabilities	(70)	-	(70)

Net assets acquired	$3,573	$(103)	$3,470

These transactions were accounted for as a business combination using the purchase method of accounting; therefore, the tangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The operating results of the entire business acquired are included in the accompanying consolidated statement of operations from the date of acquisition.  The acquired businesses are part of the Company’s Fiber Optics reporting segment.

NOTE 6.  Investments

Auction Rate Securities

Historically, the Company has invested in securities with an auction reset feature (“auction rate securities”).  In February 2008, the auction market failed for the Company’s auction rate securities, which meant that the Company was unable to sell its investments in auction rate securities.  As of September 30, 2008, the Company had approximately $3.1 million in auction rate securities.

In October 2008, the Company received agreements from its investment brokers announcing settlement of the auction rate securities at 100% par value, of which $1.7 million was settled at 100% par value in November 2008.  The remaining $1.4 million of auction rate securities is expected to be settled by June 2010 and it is classified as a current asset based on its expected settlement date.  Since the Company believes it will receive the full amount of its remaining $1.4 million investment, the Company has not recorded any impairment on this investment as of September 30, 2009.

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

Velox Corporation

In September 2008, the Company recorded full impairment against its $1.0 million investment in Velox Corporation and also fully reserved against a receivable balance of $0.2 million owed from Velox Corporation.  The Company recorded these charges due to the financial and operational condition of Velox Corporation.

Entech Solar, Inc.  and Velox Corporation

See Footnote 19 – Related Party Transactions for a discussion regarding the Company’s investment in Entech Solar, Inc. (formally named WorldWater & Solar Technologies Corporation) and Velox Corporation.

NOTE 7.  Receivables

The components of accounts receivable consisted of the following:

(in thousands)	September 30, 2009	September 30, 2008

Accounts receivable	$40,474	$57,703
Accounts receivable – unbilled	6,068	4,987

Accounts receivable, gross	46,542	62,690

Allowance for doubtful accounts	(7,125)	(2,377)

Total accounts receivable, net	$39,417	$60,313

The Company records receivables from certain solar panel and solar power systems contracts using the percentage-of-completion method.  The term of the contracts associated with this type of receivable usually exceeded a period of one year.  As of September 30, 2009, the Company had $12.8 million of accounts receivable recorded using the percentage of completion method.  Of this amount, $9.7 million was invoiced and $3.1 million was unbilled as of September 30, 2009.  Unbilled accounts receivable represents revenue recognized but not yet billed or accounts billed after the period ended.  Billings on contracts using the percentage-of-completion method usually occurs upon completion of predetermined contract milestones or other contract terms, such as customer approval.  The allowance for doubtful accounts specifically related to receivables recorded using the percentage-of-completion method totaled $2.6 million as of September 30, 2009.  The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection.

All of the Company’s accounts receivable as of September 30, 2009 is expected to be collected within the next twelve months.

The following table summarizes the changes in the allowance for doubtful accounts:

	For the Fiscal Years Ended September 30,
(in thousands)	2009	2008	2007

Balance at beginning of year	$2,377	$802	$552
Expense - charge to provision	5,065	2,126	1,340
Write-offs - deductions against receivables	(317)	(551)	(1,090)

Balance at end of year	$7,125	$2,377	$802

During the fiscal year ended September 30, 2009, the Company recorded $5.1 million in bad debt expense, of which $0.7 million related to the Fiber Optics segment and $4.4 million related to the Photovoltaics segment, primarily related to receivables from the sale of terrestrial solar power products.

NOTE 8.  Inventory

The components of inventory consisted of the following:

(in thousands)	September 30, 2009	September 30, 2008

Raw materials	$27,607	$38,304
Work-in-process	6,496	7,293
Finished goods	9,998	31,645

Inventory, gross	44,101	77,242

Less: valuation allowance	(9,880)	(12,625)

Total inventory, net	$34,221	$64,617

The Company reclassified a net $0.4 million account balance as of September 30, 2008 to both finished goods and the valuation allowance to conform to the current period presentation.

The following table summarizes the changes in the valuation allowance accounts:

	For the Fiscal Years Ended September 30,
(in thousands)	2009	2008	2007

Balance at beginning of year	$12,625	$8,225	$6,320
Expense - charge to provision	13,572	9,597	3,027
Write-offs - deductions against inventory	(16,317)	(5,197)	(1,122)

Balance at end of year	$9,880	$12,625	$8,225

During the fiscal year ended September 30, 2009, the Company recorded $13.6 million in inventory write-downs, of which $10.3 million related to the Fiber Optics segment and $3.3 million related to the Photovoltaics segment.   The significant portion of the inventory write-downs in fiscal 2009 was related to inventory acquired from the acquisition of Intel Corporation’s Optical Platform Division.

NOTE 9.  Property, Plant, and Equipment

The components of property, plant, and equipment consisted of the following:

(in thousands)	September 30, 2009	September 30, 2008

Land	$1,502	$1,502
Building and improvements	34,922	44,607
Equipment	98,693	106,536
Furniture and fixtures	3,065	3,127
Computer hardware and software	2,660	2,687
Leasehold improvements	1,094	478
Construction in progress	3,031	4,395

Property, plant and equipment, gross	144,967	163,332

Less: accumulated depreciation and amortization	(89,939)	(80,054)

Total property, plant and equipment, net	$55,028	$83,278

The Company reclassified $2.7 million as of September 30, 2008 to computer hardware and software from furniture and fixtures and equipment to conform to the current period presentation.

As of September 30, 2009 and 2008, the Company did not have any significant capital lease agreements.

Depreciation expense was $12.0 million, $10.1 million, and $7.8 million for the fiscal years ended September 30, 2009, 2008, and 2007, respectively.   During the fiscal year ended September 30, 2009, the Company disposed of approximately $2.1 million of fully amortized fixed assets.

See Footnote 11 - Intangible Assets, for information on impairment charges recorded by the Company in connection with plant and equipment related to the Fiber Optics segment.

NOTE 10.  Goodwill

Goodwill

The following table sets forth changes in the carrying value of goodwill by reporting segment:

(in thousands)	Fiber Optics	Photovoltaics	Total
Balance as of September 30, 2008	31,843	20,384	52,227

Goodwill impairment	(31,843)	-	(31,843)

Balance as of September 30, 2009	$-	$20,384	$20,384

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as a result of the unfavorable macroeconomic environment and a significant reduction in our market capitalization since the completion of the asset acquisitions from Intel Corporation (the “Intel Acquisitions”), the Company reduced its internal revenue and profitability forecasts and revised its operating plans to reflect a general decline in demand and average selling prices, especially for the Company’s recently acquired telecom-related fiber optics component products.  The Company also performed an interim test as of September 30, 2008 to determine whether there was impairment of its goodwill.  The fair value of each of the Company’s reporting units was determined by using a weighted average of the Guideline Public Company, Guideline Merged and Acquired Company, and the DCF methods.  Due to uncertainty in the Company’s business outlook arising from the ongoing financial liquidity crisis and the current economic recession, management believed the most appropriate approach would be an equally weighted approach, amongst the three methods, to arrive at an indicated value for each of the reporting units.  The indicated fair value of each of the reporting units was then compared with the reporting unit’s carrying value to determine whether there was an indication of impairment of goodwill under ASC 350, Intangibles – Goodwill and Other.  As a result, the Company determined that the goodwill related to one of its Fiber Optics reporting units may be impaired.  Since the second step of the Company’s goodwill impairment test was not completed before the fiscal year-end financial statements were issued and a goodwill impairment loss was probable and could be reasonably estimated, management recorded a non-cash goodwill impairment charge of $22.0 million, as a best estimate, during the three months ended September 30, 2008.

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

-
The Company’s annual impairment test as of December 31, 2008, indicated that there was no impairment of goodwill for the Photovoltaics reporting unit.  Based upon revised operational and cash flow forecasts, the Photovoltaics reporting unit’s fair value exceeded its carrying value.

As of September 30, 2009, the Company performed an interim goodwill impairment test on its remaining goodwill based on revised operational and cash flow forecasts.  The impairment testing indicated that no impairment existed and that fair value exceeded carrying value by approximately 40%.

The Company continues to report goodwill related to its Photovoltaics reporting unit and the Company believes the remaining carrying amount of goodwill as of September 30, 2009 is not impaired.  However, if there is further erosion of the Company’s market capitalization or the Photovoltaics reporting unit is unable to achieve its projected cash flows, management may be required to perform additional impairment tests of its remaining goodwill.  The outcome of these additional tests may result in the Company recording additional goodwill impairment charges.

NOTE 11.  Intangible Assets

The following table sets forth changes in the carrying value of intangible assets by reporting segment:

(in thousands)	September 30, 2009			September 30, 2008
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics	$24,494	$(12,341)	$12,153	$35,991	$(8,502)	$27,489
Photovoltaics	1,459	(630)	829	956	(412)	544

Total	$25,953	$(12,971)	$12,982	$36,947	$(8,914)	$28,033

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as a result of reductions to our internal revenue and profitability forecasts, changes to our internal operating forecasts and a significant reduction in our market capitalization since the completion of the Intel Acquisitions, the Company tested for impairment of its long-lived assets and other intangible assets.  The sum of future undiscounted cash flows exceeded the carrying value for each of the reporting units’ long-lived and other intangible assets.  Accordingly, no impairment existed under ASC 360, Property, Plant, and Equipment as of September 30, 2008.  As the long-lived asset (asset group) met the recoverability test, no further testing was required or performed.

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

As of June 30, 2009, the Company performed an evaluation of its Fiber Optics segment asset group for impairment.  The impairment test was triggered by a determination that it was more likely than not those certain assets would be sold or otherwise disposed of before the end of their previously estimated useful lives.  As a result of the evaluation, it was determined that an impairment existed, and a charge of $27.0 million was recorded to write down the long-lived assets to an estimated value, which was determined based on a combination of guideline public company comparisons and future undiscounted cash flows.  Of the total impairment charge, $17.2 million related to plant and equipment and $9.8 million related to intangible assets.

The current adverse economic conditions had a significant negative effect on the Company’s assessment of the value of the Fiber Optics segment asset group.  The impairment charge primarily resulted from the combined effect of the current slowdown in product orders and lower pricing exacerbated by currently high discount rates used in estimating values and the effects of recent declines in market values of debt and equity securities of comparable public companies. This impairment charge in combination with other non-cash charges will not cause the Company to be in default under any of its financial covenants associated with its credit facility nor will it have a material adverse impact on the Company’s liquidity position or cash flows.

The determination of enterprise value involved a number of assumptions and estimates. The Company uses a combination of two value inputs to estimate enterprise value of its reporting units: internal future undiscounted cash flow analyses (income approach) and comparable company equity values.  Recent pending and/or completed relevant transactions method was not used due to lack of recent transactions. The income approach involved estimates of future performance that reflected assumptions regarding, among other things, sales volumes and expected margins. Another key variable in the income approach was the discount rate, or weighted average cost of capital. The determination of the discount rate takes into consideration the capital structure, debt ratings and current debt yields of comparable companies as well as an estimate of return on equity that reflects historical market returns and current market volatility for the industry. Enterprise value estimates based on comparable company equity values involve using trading multiples of revenue of those selected companies to derive appropriate multiples to apply to the revenue of the reporting units. This approach requires an estimate, using historical acquisition data, of an appropriate control premium to apply to the reporting unit values calculated from such multiples. Critical judgments include the selection of comparable companies and the weighting of the two value inputs in developing the best estimate of enterprise value.

As of September 30, 2009, the Company performed impairment tests on its long-lived assets for its asset groups based on revised operational and cash flow forecasts.  The impairment testing indicated that no impairment existed and that future undiscounted cash flows exceeded carrying value by over 7% for each of the Company’s asset groups.

The Company believes the carrying amount of its long-lived assets and intangible assets as of September 30, 2009 are recoverable.  However, if there is further erosion of the Company’s market capitalization or the Company is unable to achieve its projected cash flows, management may be required to perform additional impairment tests of its remaining long-lived assets and intangible assets.  The outcome of these additional tests may result in the Company recording additional impairment charges.

Amortization expense related to intangible assets is generally included in SG&A on the consolidated statements of operations.  Amortization expense was $4.1 million, $3.6 million, and $2.0 million for the fiscal years ended September 30, 2009, 2008, and 2007, respectively.  Based on the carrying amount of the intangible assets as of September 30, 2009, the estimated future amortization expense is as follows:

(in thousands)	Estimated Future Amortization Expense

Fiscal year ended September 30, 2010	$2,819
Fiscal year ended September 30, 2011	2,432
Fiscal year ended September 30, 2012	2,108
Fiscal year ended September 30, 2013	1,772
Fiscal year ended September 30, 2014	1,237
Thereafter	2,614

Total future amortization expense	$12,982

NOTE 12.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2009	September 30, 2008
Compensation-related	$5,861	$6,640
Warranty	4,287	4,640
Loss on firm commitments	3,821	-
Professional fees	1,839	2,099
Royalty	1,937	1,414
Self insurance	1,272	1,044
Deferred revenue and customer deposits	886	1,422
Income and other taxes	625	3,555
Inventory obligation	-	982
Accrued program loss	51	843
Restructuring accrual	395	331
Other	713	320

Total accrued expenses and other current liabilities	$21,687	$23,290

See Footnote 15 - Commitments and Contingencies, for information regarding the loss on firm commitments recorded by the Company.

The following table summarizes the changes in the product warranty accrual accounts:

	For the Fiscal Years Ended September 30,
(in thousands)	2009	2008	2007

Balance at beginning of year	$4,640	$1,310	$1,074
Expense - charge to provision	2,578	4,479	1,460
Utilization of warranty accrual	(2,931)	(1,149)	(1,224)

Balance at end of year	$4,287	$4,640	$1,310

During the fiscal year ended September 30, 2009, the Company recorded $1.1 million in product warranty reserves in its Photovoltaics segment that was primarily related to older generation CPV-related product launches.

During the fiscal year ended September 30, 2008, the majority of the product warranty accrual related to the Photovoltaics reporting segment, specifically terrestrial-related products.  The Company identified potential failures related to materials used in the manufacturing process which could experience failures in the field.

NOTE 13.  Restructuring Charges

In accordance with ASC 420, Exit or Disposal Cost Obligations, SG&A expenses recognized as restructuring charges include costs associated with the integration of business acquisitions and overall cost-reduction efforts.

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

Restructuring charges consisted of the following:

	For the Fiscal Years Ended September 30,
(in thousands)	2009	2008	2007

Employee severance-related expense	$1,710	$593	$2,798
Other restructuring-related expense	340	95	822

Total restructuring charges	$2,050	$688	$3,620

The following table sets forth changes in the severance and restructuring-related accrual accounts:

(in thousands)	Severance-related Accrual	Restructuring-related Accrual	Total
Balance as of September 30, 2006	$14	$242	$256

Additional accruals	2,798	822	3,620
Cash payments or otherwise settled	(1,239)	(440)	(1,679)

Balance as of September 30, 2007	1,573	624	2,197

Additional accruals	593	95	688
Cash payments or otherwise settled	(1,879)	(468)	(2,347)

Balance as of September 30, 2008	287	251	538

Additional accruals	1,710	340	2,050
Cash payments or otherwise settled	(1,771)	(196)	(1,967)

Balance as of September 30, 2009	$226	$395	$621

The severance-related and restructuring–related accruals are recorded as accrued expenses within current liabilities since they are expected to be settled with the next twelve months.  We may incur additional restructuring charges in the future for employee severance, facility-related or other exit activities.

NOTE 14.  Debt

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

As of September 30, 2009, the Company had a $10.3 million prime rate loan outstanding, with an interest rate of 8.25%, and approximately $2.8 million in outstanding standby letters of credit under this credit facility.

The facility is also subject to certain financial covenants which the Company was in compliance with for the three months ended June 30, 2009 and September 30, 2009.  For the three months ended December 31, 2008, the Company did not meet the requirements under the EBITDA financial covenant and for the three months ended March 31, 2009, the Company did not meet the requirements under the Fixed Charge Coverage Ratio and EBITDA financial covenants.  During the fiscal year, the Company has entered into several amendments to the credit facility with Bank of America which has, among other things: (i) increased the amount of eligible accounts receivable under the borrowing base formula, (ii) waived certain events of default of financial covenants by the Company, (iii) decreased the total maximum loan availability amount to $14 million, (iv) increased applicable interest rates with respect to loans and letters of credit, and (v) adjusted certain financial covenants.  Adjustments were also made to the borrowing base formula and the calculation of eligible accounts receivable which, generally resulted in greater loan availability against accounts receivable subject to the $14 million overall loan limit.

Short-term Debt

In December 2008, the Company borrowed $0.9 million from UBS that is collateralized with $1.4 million of auction rate securities.  The average interest rate on the loan is approximately 1.4% and the term of the loan is dependent upon the timing of the settlement of the auction rate securities with UBS which is expected to occur by June 2010 at 100% par value.

Convertible Subordinated Notes

In January 2008, the Company entered into agreements with holders of approximately 97.5%, or approximately $83.3 million of its outstanding 5.50% convertible subordinated notes due 2011 (the "Notes") pursuant to which the holders converted their Notes into the Company's common stock.  In addition, the Company called for redemption of all of its remaining outstanding Notes. Upon conversion of the Notes, the Company issued shares of its common stock, based on a conversion price of $7.01 per share, in accordance with the terms of the Notes. As an incentive to holders to convert their Notes, the Company made cash payments to such holders equal to 4% of the principal amount of the Notes converted (the “Incentive Payment”), plus accrued interest.  By February 20, 2008, all Notes were redeemed and converted into the Company common stock. As a result of these transactions, 12.2 million shares of the Company common stock were issued.  The Company recognized a loss totaling $4.7 million on the conversion of Notes to equity of which $3.5 million was related to the Incentive Payment and $1.2 million related to the accelerated write-off of capitalized finance charges associated with the convertible notes.  Interest expense incurred on the Notes totaled $1.6 million and $5.0 million for the fiscal years ended September 30, 2008 and 2007, respectively.

NOTE 15.  Commitments and Contingencies

The Company leases certain land, facilities, and equipment under non-cancelable operating leases. The leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense.  Net facility and equipment rent expense under such leases totaled approximately $2.8 million, $1.9 million, and $2.2 million for the fiscal years ended September 30, 2009, 2008, and 2007, respectively.

Estimated future minimum rental payments under the Company's non-cancelable operating leases with an initial or remaining term of one year or more as of September 30, 2009 are as follows:

(in thousands)	Estimated Future Minimum Lease Payments
Fiscal year ended September 30, 2010	$1,944
Fiscal year ended September 30, 2011	1,814
Fiscal year ended September 30, 2012	1,072
Fiscal year ended September 30, 2013	799
Fiscal year ended September 30, 2014	76
Thereafter	2,698

Total minimum lease payments	$8,403

Loss on firm commitments

In fiscal 2009, the Company was challenged with higher than expected inventory positions in its Fiber Optics segment as quarterly sales were lower than internal projections of many of our customers, which had a significant adverse effect on results of operations.  Management performed an analysis of the Company’s inventory position, including a review of open purchase and sales commitments, and determined that certain inventory was impaired which resulted in a $8.5 million loss on purchase and sales commitments specifically related to inventory during fiscal 2009.  This impairment was recognized in cost of revenues.

Legal Proceedings

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.  The Company does not believe it has a potential liability related to current legal proceedings and claims that could individually, or in the aggregate, have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any legal matters or should several legal matters be resolved against the Company in the same reporting period, then the operating results of that particular reporting period could be materially adversely affected.  During fiscal year 2009, the Company settled certain matters that did not individually, or in the aggregate, have a material impact on the Company’s results of operations.

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

On December 20, 2007, the Company was served with a complaint in another declaratory relief action which Optium had filed in the Federal District Court for the Western District of Pennsylvania.  This action seeks to have U.S. patents 6,282,003 and 6,490,071 declared invalid or unenforceable because of certain conduct alleged to have occurred in connection with the grant of these patents.  These allegations are substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  On August 11, 2008, both actions pending in the Western District of Pennsylvania were consolidated before a single judge, and a trial date of October 19, 2009 was set.  On February 18, 2009, the Company’s motion for a summary judgment dismissing Optium’s declaratory relief action was granted, and on March 11, 2009, the Company was notified that Optium intended to file an appeal of this order. In October 2009 the consolidated matters were tried before a jury, which found that all patents asserted against Optium were valid, that all claims asserted were infringed, and that such infringement by Optium was willful where willfulness was asserted.  The jury awarded EMCORE and JDSU monetary damages totaling approximately $3.4 million.  Post trial motions are currently pending, including EMCORE’s request for enhanced damages and an injunction.

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

On December 5, 2008, the Company was also served with a complaint by Avago Technologies filed in the United States District Court for the Northern District of California, San Jose Division alleging infringement of two patents by the Company’s VCSEL products. (Avago Technologies Singapore et al., Emcore Corporation, et al., Case No.:  C08-5394 EMC).  This matter has been stayed pending resolution of the International Trade Commission  matter described immediately below.

On March 5, 2009, the Company was notified that, based on a complaint filed by Avago alleging the same patent infringement that formed the basis of the complaint previously filed in the Northern District of California, the U.S. International Trade Commission had determined to begin an investigation titled “In the Matter of Certain Optoelectronic Devices, Components Thereof and Products Containing the Same”, Inv. No. 337-TA-669.  This matter was tried before an administrative law judge of the International Trade Commission from November 16-20, 2009, and final briefings have been completed but no decision has yet been rendered.

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

On or about February 12, 2009, a second purported stockholder class action (Mueller v. EMCORE Corporation et al., Case No. 1:09cv 133 (D.N.M.)) was filed in the United States District Court for the District of New Mexico against the same defendants named in the Prissert Class Action, based on substantially the same facts and circumstances, containing substantially the same allegations and seeking substantially the same relief.  Plaintiffs in both class actions have moved to consolidate the matters into a single action, and several alleged EMCORE shareholders have moved to be appointed lead class plaintiff of the to-be consolidated action.  Selection of a lead plaintiff in this matter is currently pending before the Court.

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

The Stearns Derivative Action and the Thomas Derivative action have been consolidated before a single judge in Somerset County, New Jersey, and have been stayed pending the Class Actions.

The Company intends to vigorously defend against the allegations of both the Class Actions and the Derivative Action.

d) Securities Matters

-
SEC Communications.  On or about August 15, 2008, the Company received a letter from the Denver office of the Enforcement Division of the Securities and Exchange Commission wherein it sought the Company's voluntary production of documents relating to, among other things, the Company's business relationship with Green and Gold Energy, Inc., its licensees, and the Photovoltaics segment backlog the Company reported to the public.  Since that time, the Company has provided documents to the staff of the SEC and met with the staff on December 12, 2008 to address this matter.  On June 10, 2009, the SEC staff requested that the Company voluntarily provide documentary backup for certain information presented at the December 2008 meeting, which was provided on July 17, 2009, and arrange for a telephone interview with one former employee, which has been completed.  On August 24, 2009, in a telephone call with the Company’s counsel, the staff posed certain questions relating to the material provided on July 17, 2009, which were answered via the production of additional information and documentation on October 9, 2009.

-
NASDAQ Communication.  On or about November 13, 2008, the Company received a letter from the NASDAQ Listings Qualifications group (“NASDAQ”) concerning the Company's removal of $79 million in backlog attributable to GGE which the Company announced on August 8, 2008 and the remaining backlog exclusive of GGE. The Company advised NASDAQ that it would cooperate with its inquiry.  To date, the Company has received three additional requests for information from NASDAQ (the latter 2 of which requested updates on the SEC matter).  The Company has complied with each of NASDAQ’s requests.  In early November 2009 the NASDAQ orally requested to be advised of developments in the SEC matter.

As of September 30, 2009 and the filing date of this Annual Report on Form 10-K, no amounts have been accrued for any litigation item discussed above since no estimate of loss can be made at this time.

NOTE 16.  Income Taxes

The Company, incorporated in the state of New Jersey, incurred no income tax expense during the three years ended September 30, 2009.  A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. Federal and state income tax rates to income before provision for income taxes is as follows:

(in millions)	For the Fiscal Years Ended September 30,

	2009	2008	2007

Income tax benefit computed at U.S. Federal statutory rate	$(46.3)	$(27.5)	$(19.5)
State tax benefits, net of U.S. Federal effect	(4.5)	(4.1)	(3.4)
Debt conversion	-	1.6	-
Other	4.6	0.8	-
Valuation allowance	46.3	29.2	22.9

Income tax expense - current	$0.1	$-	$-

Effective tax rate	0%	0%	0%

Significant components of the Company’s deferred tax assets are as follows:

(in thousands)	September 30, 2009	September 30, 2008
Deferred tax assets (liabilities):
Federal net operating loss carryforwards	$134,389	$110,963
Foreign net operating loss carryforwards	2,536	1,814
Research credit carryforwards (state and U.S. Federal)	2,338	2,338
Inventory reserves	3,645	5,200
Accounts receivable reserves	1,728	992
Accrued warranty reserve	1,626	1,937
State net operating loss carryforwards	13,217	20,128
Investment write-down	5,317	6,461
Legal reserves	476	426
Deferred compensation	1,483	1,756
Tax reserves	50	663
Other	3,343	1,471
Fixed assets and intangibles	19,964	3,901

Total deferred tax assets	190,112	158,050

Valuation allowance	(190,112)	(158,050)

Net deferred tax assets	$-	$-

As of September 30, 2009, the Company had net operating loss carryforwards for U.S. Federal income tax purposes of approximately $395.3 million, which expire beginning in the year 2021 through 2028.  The Company has foreign net operating loss carryforwards of $10.3 million and state net operating loss carryforwards of approximately $335.9 million, which begin to expire in 2009.  The Company also has U.S. Federal and state research and development tax credits of approximately $1.5 million and $0.9 million, respectively. The research credits will begin to expire in the year 2009 through 2025.  Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

On October 1, 2007, the Company adopted certain accounting principles within ASC 740, Income Taxes, and recorded an increase in accumulated deficit and an increase in the liability for unrecognized state tax benefits of approximately $326,000 (net of the federal benefit for state tax liabilities).  All of this amount, if recognized, would reduce future income tax provisions and favorably impact effective tax rates.  During the fiscal years ended September 30, 2009 and 2008, there were no material increases or decreases in unrecognized tax benefits and management does not anticipate any material increases or decreases in the amounts of unrecognized tax benefits over the next twelve months.  As of September 30, 2009, the Company had approximately $139,000 of interest and penalties accrued as tax liabilities on the balance sheet.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

(in thousands)
Balance as of September 30, 2008	$338

Additions based on tax positions related to the current year	19
Additions for tax positions of prior years	17

Balance as of September 30, 2009	$374

As of September 30, 2009, management does not anticipate any material increases or decreases in the amounts of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal, state and local jurisdictions and, currently, no federal, state, and local income tax returns are under examination. Certain income tax returns for fiscal years 2005 through 2008 remain open to examination by U.S. federal, state and local tax authorities.

The following tax years remain open to income tax examination for each of the more significant jurisdictions where the Company is subject to income taxes: after fiscal year 2005 for U.S. federal; after fiscal year 2004 for the state of California and after fiscal year 2005 for the state of New Mexico.

NOTE 17.  Segment Data and Related Information

The Company has five operating segments: (1) EMCORE Digital Fiber Optics Products, (2) EMCORE Broadband Fiber Optics Products, and (3) EMCORE Hong Kong, which are aggregated as a separate reporting segment, Fiber Optics, and (4) EMCORE Photovoltaics and (5) EMCORE Solar Power, which are aggregated as a separate reporting segment, Photovoltaics.  Fiber Optics revenue is derived primarily from sales of optical components and subsystems for CATV, FTTP, enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers, and satellite communications data links.   Photovoltaics revenue is derived primarily from the sales of solar power conversion products for the space and terrestrial markets, including solar cells, covered interconnected solar cells, solar panel concentrator solar cells and concentrating photovoltaic systems (“CPV”) and receiver assemblies. The Company evaluates its reportable segments in accordance with ASC 280, Segment Reporting. The Company’s Chief Executive Officer is the Chief Operating Decision Maker pursuant to ASC 280, and he allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results and other non-GAAP financial ratios.  Operating income or expense that is not specifically related to an operating segment is charged to a separate unallocated corporate division.

The following table sets forth the revenue and percentage of total revenue attributable to each of the Company’s reporting segments.

Segment Revenue (in thousands)	2009		2008		2007
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Fiber Optics	$114,134	65%	$171,276	72%	$110,377	65%
Photovoltaics	62,222	35	68,027	28	59,229	35
Total revenue	$176,356	100%	$239,303	100%	$169,606	100%

The following table sets forth the Company’s consolidated revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

Geographic Revenue (in thousands)	2009		2008		2007
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
United States	$108,563	62%	$134,796	56%	$124,012	73%
Asia	50,973	29	73,311	31	34,574	20
Europe	8,878	5	20,420	8	10,821	7
Other	7,942	4	10,776	5	199	-
Total revenue	$176,356	100%	$239,303	100%	$169,606	100%

The following table sets forth our significant customer, defined as customers that represented greater than 10% of total consolidated revenue, by reporting segment.

Significant Customers As a percentage of total consolidated revenue	For the Fiscal Years Ended September 30,

	2009	2008	2007
Fiber Optics – related customer:
Cisco	15%	18%	12%
Motorola	-	-	13%
Photovoltaics – related customer:
Loral Space & Communications	14%	10%	-
Confidential U.S. government-related customer	-	-	11%

The following table sets forth operating losses attributable to each of the Company’s reporting segments and Corporate division.

Statement of Operations Data (in thousands)	2009	2008	2007
Operating loss:
Fiber Optics segment	$(124,184)	$(49,903)	$(25,877)
Photovoltaics segment	(14,050)	(25,238)	(11,202)
Corporate division	-	(140)	(20,377)
Operating loss	$(138,234)	$(75,281)	$(57,456)

The following table sets forth the depreciation and amortization attributable to each of the Company’s reporting segments and Corporate division.

Segment Depreciation and Amortization (in thousands)	2009	2008	2007
Fiber Optics segment	$10,314	$9,067	$6,991
Photovoltaics segment	5,768	4,472	2,860
Corporate division	-	78	271
Total depreciation and amortization	$16,082	$13,617	$10,122

Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of the Company’s reporting segments and Corporate division.

Long-lived Assets (in thousands)	2009	2008

Fiber Optics segment	$37,399	$107,684
Photovoltaics segment	50,169	55,232
Corporate division	826	622
Total long-lived assets	$88,394	$163,538

NOTE 18.  Employee Benefit Plans

The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions are made in the Company's common stock. For the fiscal years ended September 30, 2009, 2008, and 2007, the Company contributed approximately $0.6 million, $1.0 million, and $1.0 million, respectively, in common stock to the savings plan.

NOTE 19. Related Party Transactions

Entech Solar, Inc. (formerly named WorldWater and Solar Technologies Corporation)

On November 29, 2006, the Company invested $13.5 million, and incurred $0.4 million in transaction costs, in a company formerly named WorldWater & Solar Technologies Corporation, now named Entech Solar, Inc. As of September 30, 2007, the Company held an approximately 21% equity ownership in Entech Solar.  In connection with the investment, the Company received two seats on Entech Solar’s Board of Directors.  In accordance with ASC 323, Investments – Equity Method and Joint Ventures, although the investment in Entech Solar provided the Company with the ability to exercise significant influence over the operating and financial policies of Entech Solar, since the investment did not qualify as in-substance common stock, the equity method of accounting was not appropriate.  In-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to the entity’s common stock.  The risk and reward characteristic of the Company’s investment was not substantially similar to Entech Solar’s common stock because the Company’s investment liquidation preference was considered substantive. Therefore, the Company accounted for the investment in Entech Solar under the cost method of accounting and evaluated it for other-than-temporary impairment each reporting period.

In June 2008, the Company agreed to sell two million shares of Series D Preferred Stock of Entech Solar, together with 200,000 warrants to a significant shareholder of both the Company and Entech Solar at a price equal to $6.54 per share.  The sale took place through two closings, one for one million shares and 100,000 warrants, which closed in June 2008, and one for an equal number of shares and warrants which closed in July 2008. Total proceeds from the sale were approximately $13.1 million.  In the three months ended June 30, 2008, the Company recognized a gain of $3.7 million on the first sale of stock that occurred in June 2008.  In the fourth quarter of 2008, the Company recognized an additional gain of $3.7 million related to the second closing in July 2008.  As of September 30, 2008, the Company had approximately $8.2 million invested in Entech Solar which approximated a 16% ownership.

In January 2009, the Company announced that it completed the closing of a two step transaction involving the sale of its remaining interests in Entech Solar. The Company sold its remaining shares of Entech Solar Series D Convertible Preferred Stock and warrants to a significant shareholder of both the Company and Entech Solar, for approximately $11.6 million, which included additional consideration of $0.2 million as a result of the termination of certain operating agreements between the Company and Entech Solar.  During the three months ended March 31, 2009, the Company recognized a gain on the sale of this investment of approximately $3.1 million.

NOTE 20.  Fair Value Accounting

ASC 820, Fair Value Measurements and Disclosures, establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

-	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

-
Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

-
Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the Company’s financial assets and liabilities, consisting of the following types of instruments, measured at fair value on a recurring basis:

(in thousands)	As of September 30, 2009

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total

	[Level 1]	[Level 2]	[Level 3]
Assets
Money market fund deposits	$14,028	$-	$-	$14,028
Restricted fund deposits	1,684	-	-	1,684
Asset-backed auction rate securities	-	1,350	-	1,350

Total assets measured at fair value	$15,712	$1,350	$-	$17,062

The following table provides the Company’s financial assets and liabilities, measured and recorded at fair value on a recurring basis, as presented on our consolidated balance sheet:

(in thousands)	As of September 30, 2009

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total

	[Level 1]	[Level 2]	[Level 3]
Assets
Cash and cash equivalents	$14,028	$-	$-	$14,028
Restricted cash	1,521	-	-	1,521
Available-for-sale securities, non current	-	1,350	-	1,350
Long-term restricted cash	163	-	-	163

Total assets measured at fair value	$15,712	$1,350	$-	$17,062

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

The Company did not hold financial assets and liabilities which were valued using unobservable inputs as of September 30, 2009.

The carrying amounts of accounts receivable, short-term debt including borrowings under the Company’s credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

NOTE 21.  Restatements

The Company identified errors in the classification of service and product revenues and related costs of revenue in the consolidated statements of operations in fiscal 2008 and fiscal 2007.  The following table reflects the effects of the restatement on the consolidated statements of operations for the fiscal years ended September 30, 2008 and 2007.  These misclassifications did not have an impact on the Company’s consolidated gross profit, operating loss, or net loss.

(in thousands)	For the Fiscal Year Ended September 30, 2008			For the Fiscal Year Ended September 30, 2007
	As previously reported	Adjustment	As restated	As previously reported	Adjustment	As restated

Product revenue	$228,977	$(1,197)	$227,780	$148,334	$(403)	$147,931
Service revenue	10,326	1,197	11,523	21,272	403	21,675
Total revenue	239,303	-	239,303	169,606	-	169,606

Cost of product revenue	208,963	(5,799)	203,164	124,480	1	124,481
Cost of service revenue	445	5,799	6,244	14,758	(1)	14,757
Total cost of revenue	209,408	-	209,408	139,238	-	139,238

Gross profit	$29,895	$-	$29,895	$30,368	$-	$30,368

The Company identified errors in the disclosure of net facility and equipment rent expense in fiscal 2008 and fiscal 2007.  As previously disclosed, net facility and equipment rent expense in fiscal 2008 and fiscal 2007 totaled approximately $1.6 million for both years.  The previously disclosed amounts excluded rent expense incurred on certain international facilities and other leased equipment.  As restated, net facility and equipment rent expense in fiscal 2008 and fiscal 2007 totaled approximately $1.9 million and $2.2 million, respectively.   These corrections did not have an impact on the Company’s consolidated results of operations or cash flows.

The Company identified errors in the disclosure of significant customers in fiscal 2008 and fiscal 2007.  In prior years, the Company did not disclose the name of its significant customers and the Company did not consolidate revenue from a significant customer that had previously acquired another company whom the Company also had revenue from.  The following table reflects the effects of the restatement on the Company’s disclosure of significant customers for the fiscal years ended September 30, 2008 and 2007.  These corrections did not have an impact on the Company’s consolidated results of operations or cash flows.

Significant Customers As a percentage of total consolidated revenue For the fiscal year ended September 30, 2008

As previously disclosed			As restated

Fiber Optics-related customers:			Fiber Optics-related customers:
	Customer A	14%		Cisco	18%
	Customer B	12%

			Photovoltaics-related customer:
				Loral Space & Communications	10%

Significant Customers As a percentage of total consolidated revenue For the fiscal year ended September 30, 2007

As previously disclosed			As restated

Fiber Optics-related customers:			Fiber Optics-related customers:
				Cisco	12%
	Customer C	13%		Motorola	13%

Photovoltaics-related customer:			Photovoltaics-related customer:
	Customer E	11%		Confidential U.S. government-related customer	11%

The Company also identified errors in the consolidated statements of cash flows in fiscal 2008 and fiscal 2007.  In particular, provision for inventory and product warranty was not appropriately classified as a reconciling item to reconcile net loss to net cash used for operating activities.  In addition, certain other assets and accounts receivable were improperly classified as reconciling items to reconcile net loss to net cash used for operating activities. The following table reflects the effects of the restatement on the consolidated statements of cash flows for the fiscal years ended September 30, 2008 and 2007.  These misclassifications did not have an impact on net cash used in operating activities.

(in thousands)	For the Fiscal Year Ended September 30, 2008
	As previously reported	Adjustment	As restated
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	$13,616	$1	$13,617
Provision for inventory	5,053	4,544	9,597
Provision for doubtful accounts	1,892	234	2,126
Provision for product warranty	-	4,479	4,479
Total non-cash adjustments	52,225	9,258	61,483

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(24,062)	(234)	(24,296)
Inventory	(7,360)	(4,544)	(11,904)
Other assets	(1,895)	(1)	(1,896)
Accrued expenses and other current liabilities	(7,257)	(4,479)	(11,736)
Total change in operating assets and liabilities	(13,307)	(9,258)	(22,565)

Net cash used in operating activities	$(41,942)	$-	$(41,942)

(in thousands)	For the Fiscal Year Ended September 30, 2007
	As previously reported	Adjustment	As Restated
Adjustments to reconcile net loss to net cash used for operating activities:
Provision for inventory	3,513	(486)	3,027
Provision for product warranty	-	1,460	1,460
Total non-cash adjustments	23,274	974	24,248

Changes in operating assets and liabilities, net of effect of acquisitions:

Accounts receivable	(10,408)	1	(10,407)
Inventory	(8,760)	486	(8,274)
Accrued expenses and other current liabilities	6,320	(1,461)	4,859
Total change in operating assets and liabilities	(10,934)	(974)	(11,908)

Net cash used in operating activities	$(46,382)	$-	$(46,382)

NOTE 22.  Selected Quarterly Financial Information (unaudited)

The following tables present the Company’s unaudited consolidated results of operations for the eight most recently ended quarters.  The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the consolidated financial statements and notes included elsewhere in this document.  The Company’s results from operations may vary substantially from quarter to quarter. Accordingly, the operating results for a quarter are not necessarily indicative of results for any subsequent quarter or for the full year.  The Company has experienced and expects to continue to experience significant fluctuations in quarterly results.

Consolidated Statements of Operations Fiscal 2009 (in thousands, except loss per share)	Quarter 1 December 31, 2008	Quarter 2 March 31, 2009	Quarter 3 June 30, 2009	Quarter 4 September 30, 2009
Revenue	$54,056	$43,284	$38,489	$40,527
Cost of revenue	52,467	50,289	40,917	36,457

Gross profit (loss)	1,589	(7,005)	(2,428)	4,070

Operating expenses:
Selling, general, and administrative	12,159	11,966	10,914	11,540
Research and development	8,110	6,891	5,654	6,445
Impairments	33,781	-	27,000	-
Total operating expenses	54,050	18,857	43,568	17,985

Operating loss	(52,461)	(25,862)	(45,996)	(13,915)

Other expense (income):
Interest income	(50)	(30)	(3)	(1)
Interest expense	195	143	105	99
Foreign exchange loss (gain)	472	908	(745)	(481)
Gain from sale of investments	-	(3,144)	-	-
Impairment of investment	367	-	-	-
Total other expense (income)	984	(2,123)	(643)	(383)

Net loss	$(53,445)	$(23,739)	$(45,353)	$(13,532)

Per share data:
Net loss per basic and diluted share	$(0.69)	$(0.30)	$(0.57)	$(0.17)

Weighted-average number of basic and diluted shares outstanding	77,816	78,384	79,700	80,647

Consolidated Statements of Operations Fiscal 2008 (in thousands, except loss per share)	Quarter 1 December 31, 2007	Quarter 2 March 31, 2008	Quarter 3 June 30, 2008	Quarter 4 September 30, 2008
Revenue	$46,887	$56,279	$75,502	$60,635
Cost of revenue	36,784	49,631	61,856	61,137

Gross profit (loss)	10,103	6,648	13,646	(502)

Operating expenses:
Selling, general, and administrative	11,863	10,263	13,906	7,428
Research and development	7,420	9,330	11,382	11,351
Impairments	-	-	-	22,233
Total operating expenses	19,283	19,593	25,288	41,012

Operating loss	(9,180)	(12,945)	(11,642)	(41,514)

Other expense (income):
Interest income	(427)	(227)	(124)	(84)
Interest expense	1,205	375	-	-
Foreign exchange (gain) loss	(12)	(186)	(104)	1,048
Gain from sale of investments	-	-	(3,692)	(3,692)
Impairment of investment	-	-	-	1,461
Loss on disposal of equipment	86	-	-	978
Stock-based expense from tolled options	4,374	(58)	-	-
Loss from conversion of subordinated notes	-	4,658	-	-

Total other expense (income)	5,226	4,562	(3,920)	(289)

Net loss	$(14,406)	$(17,507)	$(7,722)	$(41,225)

Per share data:
Net loss per basic and diluted share	$(0.28)	$(0.27)	$(0.10)	$(0.53)

Weighted-average number of basic and diluted shares outstanding	52,232	64,560	76,582	77,734

Significant Accounting Transactions:

Fiscal 2009:

-	In December 2008, the Company recorded non-cash impairment charges totaling $33.8 million related to goodwill and intangible assets in the Fiber Optics segment.

-	In January 2009, the Company sold its remaining interest in Entech Solar Inc (formerly WorldWater and Solar Technologies Corporation) for a gain of $3.1 million.

-	In June 2009, the Company recorded a non-cash impairment charge totaling $27.0 million related to long-lived assets in the Fiber Optics segment.

-	In fiscal 2009, the Company incurred the following significant non-cash expenses within operations:

-	Additional inventory provisions related to excess, obsolete, and lower of cost or market valuation adjustments totaling $13.6 million;
-	Provisions for losses on firm purchase agreements totaling $8.5 million; and,
-	Additional provisions for doubtful accounts totaling $5.1 million.

-
In fiscal 2009, the Company incurred $2.0 million related to severance and restructuring charges and $5.6 million related to legal expenses associated with certain patent and other litigation, all of which was recorded as SG&A expense.

Fiscal 2008:

-	In February 2008, the Company redeemed all of its outstanding convertible notes. The Company recognized a loss totaling $4.7 million related to the conversion of notes to equity.

-
In February 2008, the Company completed the sale of $100 million of restricted common stock and warrants.   The Company used the proceeds from this private placement transaction to acquire the telecom-related assets of Intel Corporation's Optical Platform Division in 2008.

-
In February and April 2008, the Company acquired the telecom, datacom, and optical cable interconnects-related assets of Intel Corporation’s Optical Platform Division for $112 million in cash and the Company’s common stock.

-	In June and July 2008, the Company sold a portion of its investment in Entech Solar for a total gain of $7.4 million.

-	In September 2008, the Company recorded a non-cash impairment charge totaling $22.0 million related to goodwill in the Fiber Optics segment.

-	In September 2008, the Company recorded a $1.5 million non-cash impairment charge related to investments.

-	In fiscal 2008, the Company incurred the following significant non-cash expenses within operations:

-	Additional inventory provisions related to excess, obsolete, and lower of cost or market valuation adjustments totaling $9.6 million; and,
-	Additional provisions for doubtful accounts totaling $2.1 million.

-	Fiscal 2008 operating expenses also included $4.8 million related to transition service agreement charges associated with the fiber optics businesses acquired from Intel Corporation.

-	In fiscal 2008, the Company incurred non-cash expense totaling $4.3 million associated with the modification of stock options issued to terminated employees.

NOTE 23.  Subsequent Event

On October 1, 2009, the Company entered into an equity line of credit arrangement with Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”).  The Common Stock Purchase Agreement (the “Purchase Agreement”) provides that upon certain terms and conditions, and the issuance of a draw-down request by the Company, Commerce Court has committed to purchasing up to $25 million worth of shares of the Company’s common stock over the 24-month term of the Purchase Agreement; provided, however, in no event may the Company sell under the Purchase Agreement more than 15,971,169 shares of common stock, which is equal to one share less than twenty percent of the Company’s outstanding shares of common stock on the closing date of the Purchase Agreement, less the number of shares of common stock the Company issued to Commerce Court on the closing date in partial payment of its commitment fee, or more shares that would result in the beneficial ownership or more than 9.9% of the then issued and outstanding shares of our common stock.

As payment of a portion of Commerce Court’s fees in connection with the Purchase Agreement, the Company agreed to issue to Commerce Court upon the execution of the Purchase Agreement 185,185 shares of common stock and three warrants representing the right to purchase up to an aggregate of 1,600,000 shares of common stock, as follows:

-
a warrant, pursuant to which Commerce Court may purchase up to 666,667 shares of common stock at an initial exercise price of $1.69, which is equal to 125% of the average of the volume weighted average price of common stock for the three trading days immediately preceding the execution date of the Purchase Agreement,

-
a warrant, pursuant to which Commerce Court may purchase from up to 666,667 shares of common stock at an initial exercise price of $2.02, which is equal to 150% of the average of the volume weighted average price of common stock for the three trading days immediately preceding the execution date of the Purchase Agreement, and

-
a warrant, pursuant to which Commerce Court may purchase up to 266,666 shares of common stock at an initial exercise price of $2.36, which is equal to 175% of the average of the volume weighted average price of common stock for the three trading days immediately preceding the execution date of the Purchase Agreement.

The warrants may be exercised at any time or from time to time between April 1, 2010 and April 1, 2015.  The warrants may not be offered for sale, sold, transferred or assigned without our consent, in whole or in part, to any person other than an affiliate of Commerce Court.  If after April 1, 2010, the Company’s common stock trades at a price greater than 140% of the exercise price of any warrant for a period of 10 consecutive trading days and the Company meets certain equity conditions, then the Company has the right to effect a mandatory exercise of such warrant.

From time to time over the term of the Purchase Agreement, and at the Company’s sole discretion, the Company may present Commerce Court with draw down notices to purchase common stock over ten consecutive trading days or such other period mutually agreed upon by the Company and Commerce Court (the “draw down period”) with each draw down subject to limitations based on the price of the Company’s common stock and a limit of the amount in the applicable fixed amount request, or 2.5% of the Company’s market capitalization at the time of such draw down, whichever is less.

The Company is able to present Commerce Court with up to 24 draw down notices during the term of the Purchase Agreement, with only one such draw down notice allowed per draw down period and a minimum of five trading days required between each draw down period.

Once presented with a draw down notice, Commerce Court is required to purchase a pro rata portion of the shares on each trading day during the trading period on which the daily volume weighted average price for the common stock exceeds a threshold price determined by the Company for such draw down. The per share purchase price for these shares will equal the daily volume weighted average price of the common stock on each date during the draw down period on which shares are purchased, less a discount of 5%. If the daily volume weighted average price of the common stock falls below the threshold price on any trading day during a draw down period, the Purchase Agreement provides that Commerce Court will not be required to purchase the pro-rata portion of shares of common stock allocated to that day. However, at its election, Commerce Court may buy the pro-rata portion of shares allocated to that day at the threshold price less the discount described above.

The Purchase Agreement also provides that, from time to time and at the Company’s sole discretion, the Company may grant Commerce Court the right to exercise one or more options to purchase additional shares of common stock during each draw down period for an amount of shares specified by the Company based on the trading price of the common stock. Upon Commerce Court’s exercise of an option, the Company would sell to Commerce Court the shares of common stock subject to the option at a price equal to the greater of the daily volume weighted average price of the common stock on the day Commerce Court notifies the Company of its election to exercise its option or the threshold price for the option determined by the Company, less a discount calculated in the same manner as it is calculated in the draw down notices.

In addition to the issuance of shares of common stock to Commerce Court pursuant to the Purchase Agreement, the registration statement filed with the SEC also covers the sale of those shares from time to time by Commerce Court to the public.

The Company has paid $45,000 of Commerce Court’s attorneys’ fees and expenses incurred by Commerce Court in connection with the preparation, negotiation, execution and delivery of the Purchase Agreement and related transaction documentation.  The Company has also agreed to pay certain fees and expenses incurred by Commerce Court up to $5,000 in connection with any amendments, modifications or waivers of the Purchase Agreement, ongoing due diligence of our company and other transaction expenses associated with fixed requests made by the Company from time to time during the term of the Purchase Agreement, provided that the Company shall not be required to pay any reimbursement for any such expenses in any calendar quarter in which the Company provides a fixed request notice.

Further, if the Company issues a draw down notice and fails to deliver the shares to Commerce Court on the applicable settlement date, and such failure continues for ten trading days, the Company has agreed to pay Commerce Court liquidated damages in cash or restricted shares of common stock, at Commerce Court’s option.

Upon each sale of common stock to Commerce Court under the Purchase Agreement, the Company has also agreed to pay Reedland Capital Partners, an Institutional Division of Financial West Group, a placement fee equal to 1% of the aggregate dollar amount of common stock purchased by Commerce Court.

The warrants issued on October 1, 2009 by the Company were classified as a liability since the contract meets the classification requirement for liability accounting in accordance with ASC 815, Derivatives and Hedging.  The Company expects an impact to the Consolidated Statement of Operations when it records an adjustment to fair value of the warrants at the end of each quarterly reporting period going forward.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
EMCORE Corporation
Albuquerque, NM

We have audited the accompanying consolidated balance sheets of EMCORE Corporation and subsidiaries (the "Company") as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EMCORE Corporation and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 29, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Dallas, Texas
December 29, 2009

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of September 30, 2009. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2009, management determined that the Company’s internal control over financial reporting was effective as of September 30, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
EMCORE Corporation
Albuquerque, NM

We have audited the internal control over financial reporting of EMCORE Corporation and subsidiaries (the "Company") as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2009 of the Company and our report dated December 29, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Dallas, Texas
December 29, 2009

ITEM 9B.  Other Information

On December 15, 2009, the Company issued a press release disclosing its unaudited financial results for the fourth quarter and fiscal year ended September 30, 2009.   Subsequent to the issuance of this press release, the Company’s financial statements were revised by the following adjustment:

-	The Company reclassified an amount related to controlled deposits on account with Bank of America totaling $1.2 million from cash and cash equivalents to restricted cash.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Information regarding our executive officers and directors required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement in connection with the 2009 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended September 30, 2009.  Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted a code of ethics entitled the “EMCORE Corporation Code of Business Conduct and Ethics,” which is applicable to all employees, officers, and directors of the Company.  The full text of our Code of Business Conduct and Ethics is included with the Corporate Governance information available on our website (www.emcore.com).

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

Information regarding the Company’s equity compensation plans is incorporated by reference to the section entitled “Equity Compensation Plans” in the Proxy Statement.

ITEM 13.  Certain Relationships, Related Transactions and Director Independence

Director Independence Matters

The Board of Directors meets annually to determine the independence of the directors as required by the Nasdaq rules.  The Board’s determination regarding the independence of the full board of directors will be included in the Company’s proxy statement or in an amendment to its Annual Report on Form 10-K.  At a meeting held on December 8, 2009, the Board reviewed and discussed certain services provided by the accounting firm of Gillen and Johnson, P.A., in which Mr. John Gillen is a partner.   Based on a determination that the services do not fall under any of the objective tests of the Nasdaq rules and that, in the opinion of the Board, they would not interfere with Mr. Gillen’s exercise of independent judgment in carrying out the responsibilities of a director, the Board affirmatively determined that Mr. Gillen is an independent director within the requirements of the Nasdaq rules.

The relationships considered by the Board in making its determination were:

-
For each of the last three years, the accounting firm of Gillen and Johnson, P.A. has prepared the individual U.S. tax returns for Dr. Russell for a fee of approximately $2,500 per year, which was paid directly by Dr. Russell to Gillen and Johnson, P.A

-
Until December 31, 2007, Gillen and Johnson, P.A. prepared the tax returns for Rectrix Aviation and Aerodrome Centers (“Rectrix”), a company owned by Dr. Russell, for a fee of approximately $10,000 per year, which was paid directly by Rectrix to Gillen and Johnson, P.A.

-
Since January 1, 2009, Mr. Gillen has acted as trustee of the Morningside Trust, which was established by Dr. Russell and owns approximately 2 million shares of the Company’s common stock for the benefit of Avery Russell, who is the daughter of Dr. Russell.  Gillen and Johnson, P.A. performed filing services for the Morningside Trust, for which it was paid a fee of $500.  Mr. Gillen was not paid any fees in connection with his service as trustee of Morningside Trust.

In addition to the requirements of the Nasdaq rules, the Company’s By-laws require that a majority of the Board be independent within the requirements of certain tests that are not included within the requirements of the Nasdaq rules.  The additional tests contained in the Company’s By-laws include a requirement that a director is not considered independent for purposes of the By-laws if a director has received any remuneration as an advisor or consultant to any other directors of the Company.  In light of Mr. Gillen’s position as a partner of Gillen and Johnson, P.A. and the fees that were paid to Gillen and Johnson, P.A. in connection with the services described above, the Board determined at its meeting held on December 8, 2009 to initiate a search for a new director who is independent within the scope of the additional independence tests of the Company’s By-laws in order to establish a board composition that is in compliance with those requirements.

In light of Mr. Gillen’s position as a partner of Gillen and Johnson, P.A. and the fees that were paid to Gillen and Johnson, P.A. in connection with the services described above, the Board determined at its meeting held on December 8, 2009 to initiate a search for one or more new directors who were independent within the scope of the additional independence tests of the Company’s By-laws in order to establish a board composition that is in compliance with those requirements.   On December 18, 2009, the Nominating Committee recommended, and the Board elected, Mr. Sherman McCorkle to fill a current vacancy on the Company’s Board.  Mr. McCorkle is currently President and Chief Executive Officer of Technology Ventures Corporation, in which capacity he has served since that company’s inception in 1993.  Mr. McCorkle was previously the co-founder and Charter Director of New Mexico Bank and Trust and First Community Bank, and served as CEO & President of Sunwest Credit Services Corp. from 1988 to 1993.  He was also a co-founder and Charter Director of Plus Systems Incorporated, the original platform that enabled national and international electronic banking and ATM systems.

Mr. McCorkle was elected as a Class B director of the Company and as such will stand for re-election in 2010.

Information regarding required by this Item is incorporated by reference to the sections entitled “Certain relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 14.  Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the section entitled “Independent Auditors” in the Proxy Statement.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Included in Part II, Item 8 of this Annual Report on Form 10-K:

-	Consolidated Statements of Operations for the fiscal years ended September 30, 2009, 2008, and 2007
-	Consolidated Balance Sheets as of September 30, 2009 and 2008
-	Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the fiscal years ended September 30, 2009, 2008, and 2007
-	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2009, 2008, and 2007
-	Notes to Consolidated Financial Statements
-	Report of Independent Registered Public Accounting Firm

(a)(2)	Financial Statement Schedules

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

2.5
Loan and Security Agreement dated as of September 29, 2008, between Bank of America, N.A. and Registrant (incorporated by reference to Exhibit 2.5 to Registrant’s Form 10-K filed December 30, 2008).

First Amendment to the Loan and Security Agreement with Bank of America, N.A., dated February 16, 2009 (incorporated by reference to Exhibit 10.21 to Registrant’s Form 10-Q filed on February 17, 2009).

Third Amendment to the Loan and Security Agreement with Bank of America, N.A., dated April 30, 2009 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 6, 2009).

Fourth Amendment to the Loan and Security Agreement with Bank of America, N.A., dated May 8, 2009 incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q filed on August 17, 2009).

Fifth Amendment to the Loan and Security Agreement with Bank of America, N.A., dated November 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2009).

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

2.8
Securities Purchase Agreement, dated February 15, 2008, between EMCORE Corporation and each investor identified on the signature pages thereto (Filed as part of the Company’s Current Report on Form 8-K, Commission file no. 000-22175, dated February 20, 2008, and incorporated herein by reference).

Common Stock Purchase Agreement dated October 1, 2009 by and between EMCORE Corporation and Commerce Court Small Cap Value Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2009).

Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2009).

2.9
Common Stock Purchase Agreement, dated October 1, 2009, between EMCORE Corporation and Commerce Court Small Cap Value Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

Warrant to Purchase Common Stock Agreement, dated October 1, 2009, between EMCORE Corporation and Commerce Court Small Cap Value Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

First Amendment to the Common Stock Purchase Agreement with Commerce Court Small Cap Value Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2009).

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

10.1†	1995 Incentive and Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement on Form S-1 filed on February 6, 1997).

10.2†	1996 Amendment to Option Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on February 6, 1997).

10.3†	MicroOptical Devices 1996 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on February 6, 1998).

10.4†	EMCORE Corporation 2000 Stock Option Plan, as amended and restated on April 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2009).

10.5†
EMCORE Corporation 2000 Employee Stock Purchase Plan, as amended and restated on April 30, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2009).

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

10.19†	2008 Director’s Stock Award Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on February 11, 2008).

10.20†	Mr. John M. Markovich Offer Letter dated August 7, 2008 (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K filed December 30, 2008).

14.1	Code of Ethics for Financial Professionals (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 29, 2009.

31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 29, 2009.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 29, 2009.

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 29, 2009.

__________
* Filed herewith
† Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCORE CORPORATION

Date: December 29, 2009	By:	/s/ Hong Q. Hou, Ph.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on December 29, 2009.

Signature	Title

/s/ Thomas Russell
Thomas J. Russell, Ph.D	Chairman Emeritus and Lead Director

/s/ Reuben Richards
Reuben F. Richards, Jr.	Executive Chairman & Chairman of the Board

/s/ Hong Hou
Hong Q. Hou, Ph.D	Chief Executive Officer and Director (Principal Executive Officer)

/s/ John M. Markovich
John M. Markovich	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles Scott
Charles T. Scott	Director

/s/ John Gillen
John Gillen	Director

/s/ Robert Bogomolny
Robert Bogomolny	Director

Sherman McCorkle	Director