Form 10-K/A
EMCORE CORP
filed 2010-01-28
CIK 808326

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer                            ☒ Accelerated filer                            ☐ Non-accelerated filer                            ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐Yes  ☒No

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $56.4 million, based on the closing sale price of $ 0.76 per share of common stock as reported on The NASDAQ Global Market.

The number of shares outstanding of the registrant’s no par value common stock as of January 15, 2010 was 81,741,138.

EMCORE Corporation
FORM 10-K/A
For The Fiscal Year Ended September 30, 2009

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, that was filed with the Securities and Exchange Commission (“SEC”) on December 29, 2009 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended September 30, 2009.

Except as set forth in Part III below, no other changes are made to the Original Filing.  Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.  Throughout this report, references to “EMCORE”, the “Company”, “we”, “our”, or “us” refer to EMCORE Corporation and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Pursuant to EMCORE’s Restated Certificate of Incorporation, the Board of Directors of EMCORE is divided into three classes as set forth in the following table. The directors in each class hold office for staggered terms of three years. The Class B directors, Messrs. Scott, Hou and McCorkle are each being proposed for a three-year term (expiring in 2013) at our 2010 Annual Meeting of Shareholders (the “Annual Meeting”). Messrs. Scott and Hou were re-elected in 2007 for a term that expires in 2010, and Mr. McCorkle was elected to the Board of Directors in December 2009 by the Board of Directors as a Class B director in order to fill a vacancy.

The following table sets forth certain information regarding the members of and nominees for the Board of Directors:

Name and Other Information	Age	Class and Year in Which Term Will Expire	Principal Occupation	Served as Director Since

NOMINEES FOR ELECTION AT THE ANNUAL MEETING

Charles T. Scott (1) (2) (3) (4)	60	Class B 2010	Chairman of William Hill plc	1998
Hong Q. Hou, Ph.D.	45	Class B 2010	Chief Executive Officer, EMCORE Corporation	2006

Sherman McCorkle (4)	66	Class B 2010	President and Chief Executive Officer, Technology Ventures Corporation	2009

DIRECTORS WHOSE TERMS CONTINUE

Thomas J. Russell, Ph.D. (2) (4)	78	Class A 2011	Chairman Emeritus of the Board, EMCORE Corporation	1995
Reuben F. Richards, Jr.	54	Class A 2011	Executive Chairman, Chairman of the Board, EMCORE Corporation	1995
Robert Bogomolny (1) (3) (4)	71	Class A 2011	President, University of Baltimore	2002
John Gillen (1) (2) (3)(4)	68	Class C 2012	Partner, Gillen and Johnson, P.A., Certified Public Accountants	2003

(1)	Member of Audit Committee.
(2)	Member of Nominating Committee.
(3)	Member of Compensation Committee.
(4)	Determined by the Board of Directors to be an independent director according to the rules of The NASDAQ Stock Market (“NASDAQ”).

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information with respect to the nominees for the office of director and other directors and executive officers of EMCORE.

THOMAS J. RUSSELL, Ph.D., 78, has been a director of the Company since May 1995 and was elected Chairman of the Board on December 6, 1996. In March 2008, Dr. Russell was named Chairman Emeritus.  Dr. Russell founded Bio/Dynamics, Inc. in 1961 and managed the company until its acquisition by IMS International in 1973, following which he served as President of that company’s Life Sciences Division. From 1984 until 1988, he served as director, then as Chairman of IMS International until its acquisition by Dun & Bradstreet in 1988. From 1988 to 1992, he served as Chairman of Applied Biosciences, Inc., and was a director until 1996. In 1990, Dr. Russell was appointed as a director of Saatchi & Saatchi plc (now Cordiant plc), and served on that board until 1997. He served as a director of Adidas-Salomon AG from 1994 to 2001. He also served on the board of LD COM Networks until 2004. He holds a Ph.D. in physiology and biochemistry from Rutgers University.

REUBEN F. RICHARDS, JR., 54, has been a director since May 1995 and Chairman of the Board of Directors and the Company’s Executive Chairman since March 2008.  Mr. Richards joined the Company in October 1995 and served in various executive capacities.  Mr. Richards previously served as the Company’s Chief Executive Officer from December 1996 until March 2008. From October 1995 to December 2006, Mr. Richards served as the Company’s President. From September 1994 to December 1996, Mr. Richards was a Senior Managing Director of Jesup & Lamont Capital Markets, Inc. (an affiliate of a registered broker-dealer). From December 1994 to December 1996, he was a member and President of Jesup & Lamont Merchant Partners, L.L.C. From 1992 through 1994, Mr. Richards was a principal with Hauser, Richards & Co., a firm engaged in corporate restructuring and management turnarounds. From 1986 until 1992, Mr. Richards was a director at Prudential-Bache Capital Funding in its Investment Banking Division. Mr. Richards also served on the Board of Directors of the Company’s former joint venture, GELcore LLC, from 1998 to 2006. Mr. Richards served as a director of WorldWater & Solar Technologies Corporation from November 2006 to January 2009.

HONG Q. HOU, Ph.D., 45, has served as a director of the Company since December 2006. Dr. Hong Hou joined the Company in 1998 and has served in various executive capacities.  On March 31, 2008, Dr. Hou was named as the Chief Executive Officer.  Dr. Hou previously served as President and Chief Operating Officer of the Company from December 2006 until March 2008. Dr. Hou co-founded the Company’s Photovoltaics division, and subsequently managed the Company’s Digital Fiber Optic Products division. From 1995 to 1998, Dr. Hou was a Principal Member of Technical Staff at Sandia National Laboratories. He was a Member of Technical Staff at AT&T Bell Laboratories from 1993 to 1995. He holds a Ph.D. in Electrical Engineering from the University of California at San Diego, and a Bachelor of Science degree from Jilin University in China. He has published over 150 journal articles and holds seven U.S. patents. Dr. Hou currently serves on the Board of Directors of the Greater Albuquerque Chamber of Commerce and the Kirtland Partnership Committee. Until January 2009, Dr. Hou previously served as a director of Crystal IS, Inc., and WorldWater & Solar Technologies Corporation.

CHARLES T. SCOTT, 60, has served as a director of the Company since February 1998. Since January 1, 2004, he has served as Chairman of the Board of Directors of William Hill plc, a leading provider of bookmaking services in the United Kingdom. Prior to that, Mr. Scott served as Chairman of a number of companies, including Cordiant Communications Group plc, Saatchi & Saatchi Company plc, and Robert Walters plc.

JOHN GILLEN, 68, has served as a director of the Company since March 2003.  Mr. Gillen has been a partner in the firm of Gillen and Johnson, P.A., Certified Public Accountants since 1974. Prior to that time, Mr. Gillen was employed by the Internal Revenue Service and Peat Marwick Mitchell & Company, Certified Public Accountants (now KPMG LLP).

ROBERT BOGOMOLNY, 71, has served as a director of the Company since April 2002. Since August 2002, Mr. Bogomolny has served as President of the University of Baltimore. Prior to that, he served as Corporate Senior Vice President and General Counsel of G.D. Searle & Company, a pharmaceuticals manufacturer, from 1987 to 2001. At G.D. Searle, Mr. Bogomolny was responsible at various times for its legal, regulatory, quality control, and public affairs activities. He also led its government affairs department in Washington, D.C., and served on the Searle Executive Management Committee.

SHERMAN MCCORKLE, 66, has served as a director of the Company since December 2009. Mr. McCorkle is a native New Mexican, and has spent most of his career deeply involved in the New Mexico business community. Mr. McCorkle is Chief Executive Officer and President of Technology Ventures Corporation, positions he has held since that company's inception in 1993. Mr. McCorkle is also co-founder and Charter Director of New Mexico Bank and Trust and First Community Bank. He served as Chief Executive Officer and President of Sunwest Credit Services Corporation from 1988 to 1993. Mr. McCorkle was initially identified to the Nominating Committee of the Company’s Board of Directors as a director candidate by Dr. Hong Hou.

Non-Director Executive Officers

JOHN M. MARKOVICH, 53, joined the Company in August 2008 as Chief Financial Officer.  He has more than 20 years of executive financial management experience in assisting rapidly-growing public and private technology-based companies.  Prior to joining the Company, Mr. Markovich was Executive Vice President and Chief Financial Officer of Energy Innovations, Inc., and previous to that he served as the Chief Financial Officer of Orqis Medical Corporation, Pictos Technologies, Relera, Inc., Tickets.com, Inc., and Optical Coating Laboratories, Inc.  Earlier in his career, Mr. Markovich was Vice President and Treasurer of Western Digital Corporation and managed Citibank’s high-tech corporate banking business in Southern California.  Mr. Markovich earned an undergraduate degree in business from Miami University, an M.B.A. in finance from Michigan State University and is a graduate of Stanford University’s Financial Management Program.  Mr. Markovich is SOX certified by the Sarbanes-Oxley Institute.

KEITH J. KOSCO, ESQ., 57, joined the Company in January 2007 and serves as Chief Legal Officer and Secretary of the Company. From 2003 to 2006, Mr. Kosco served as General Counsel and Corporate Secretary of Aspire Markets, Inc. and from 2002 to 2003 served as General Counsel and Corporate Secretary of 3D Systems Corporation, a high-tech capital goods manufacturer.  From 1998 to 2001, Mr. Kosco served as Director of Mergers and Acquisitions and Assistant General Counsel of Litton Industries, Inc., a technology and defense company that was acquired by Northrop Grumman Corporation in 2001.  Mr. Kosco also has over 17 years of experience in private practice with the law firms of Squire Sanders & Dempsey and Morgan, Lewis & Bockius.  Mr. Kosco received his J.D. degree from Harvard Law School in 1979.

JOHN IANNELLI, Ph.D., 44, joined the Company in January 2003 through the acquisition of Ortel Corporation from Agere Systems and has served as Chief Technology Officer since June 2007. Prior to his current role, Dr. Iannelli was Senior Director of Engineering of EMCORE’s Broadband Fiber Optics division (Ortel).  Dr. Iannelli joined Ortel in 1995 and has led several development programs and products in the areas of analog and digital transmitters/transceivers. He has made seminal inventions in the areas of fiber optic transport in digital and broadband infrastructures. He has numerous publications and issued U.S. patents.  Dr. Iannelli holds a Ph.D. and Master of Science degree in Applied Physics from the California Institute of Technology, a Batchelor of Science degree in Physics from Rensselaer Polytechnic Institute, and a Master Degree in Business Administration from the University of Southern California.

CHRISTOPHER LAROCCA, 37, joined the Company in May 2004 as Senior Director of Business Development and Product Strategy. In May 2009, he was promoted to Chief Operating Officer.  Prior to becoming Chief Operating Officer, Mr. Larocca served as Executive Vice President and General Manager of EMCORE's Solar Photovoltaics division. Prior to that, he served as Vice President and General Manager of EMCORE’s Broadband Division since March 2007.  Between April 2001 and May 2004, he served as Vice President of GELcore, a solid-state lighting joint venture between EMCORE and General Electric. Prior to joining GELcore in 2001, Mr. Larocca held a variety of commercial and Six Sigma roles within General Electric’s Lighting division. Mr. Larocca holds a Master Degree in Business Administration from the University of Southern California and a Bachelor of Science degree in Civil Engineering from Clemson University.

Section 16(A) Beneficial Ownership Reporting Compliance

Based on the Company’s review of copies of all disclosure reports filed by directors and executive officers of the Company, pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and written representations furnished to the Company, the Company believes that there was compliance with all filing requirements of Section 16(a) applicable to directors and executive officers of the Company during the fiscal year 2009.  During the fiscal year 2009, no person or entity beneficially owned more than 10 percent of the Company’s common stock.

CODE OF ETHICS

The Company has adopted a code of ethics entitled “EMCORE Corporation Code of Business Conduct and Ethics”, which is applicable to all employees, officers, and directors of EMCORE.  The full text of our Code of Business Conduct and Ethics is included with the Corporate Governance information available on the Company’s website (www.emcore.com).  The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Current Report on Form 8-K.

AUDIT COMMITTEE

The Company has a separately-designated standing Audit Committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of Messrs. Scott (chairman), Gillen, and Bogomolny. Each member of the Audit Committee is currently an independent director within the meaning of NASDAQ Listing Rule 5605(a)(2). The Board of Directors has determined that Messrs. Scott and Gillen are each Audit Committee Financial Experts. The Audit Committee met 12 times in fiscal 2009.

ITEM 11.	Executive Compensation

COMPENSATION OF DIRECTORS

The Board of Directors held 14 regularly scheduled and special telephonic meetings during fiscal 2009, and took certain other actions by unanimous written consent. During fiscal 2009, except for Mr. McCorkle who was elected following the conclusion of fiscal 2009, all directors of the Company attended at least 75% of the aggregate meetings of the Board and committees on which they served, during their tenure on the Board.

The Company compensates each non-employee director for service on the Board of Directors.  Director compensation for fiscal 2009 included the following:

DIRECTOR COMPENSATION FOR FISCAL YEAR 2009

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
Thomas J. Russell, Ph.D.	4,600	7,500	12,100
Charles T. Scott	11,300	11,500	22,800
John Gillen	10,500	10,500	21,000
Robert Bogomolny	10,150	10,000	20,150

(1)
Reuben F. Richards, Jr., the Company’s Executive Chairman and Chairman of the Board, and Hong Q. Hou, Ph.D., the Company’s Chief Executive Officer, are not included in this table as they are employees of the Company and receive no compensation for their services as directors. Their compensation is disclosed in the Summary Compensation Table. Sherman McCorkle is not included in this table because he was elected to the Board of Directors following the end of the Company’s 2009 fiscal year.

(2)
The amounts in this column reflect the dollar amounts earned under the Company’s 2007 Directors’ Stock Award Plan, payment of which is made in common stock of the Company. The amounts in this column also reflect the dollar amount recognized for financial statement reporting purposes in fiscal 2009, in accordance with EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Pursuant to the Company’s Directors’ Stock Award Plan adopted by the shareholders at the Company’s 2007 annual meeting (the “2007 Stock Award Plan”), payments of fees are made in common stock of the Company payable in one issuance annually based on the closing price on The NASDAQ Global Market on the date of issuance.  Non-employee directors earn a fee in the amount of $3,500 per Board meeting attended and $500 per committee meeting attended ($1,000 for the chairman of a committee).  The Company also reimburses a non-employee director's reasonable out-of-pocket expenses incurred in connection with such Board or committee meetings. From time to time, Board members are invited to attend meetings of Board committees of which they are not members.  When this occurs, these non-committee Board members earn a committee meeting fee of $500.

The Company’s Outside Directors’ Cash Compensation Plan provides for the payment of cash compensation to non-employee directors for their participation at Board meetings, in amounts established by the Board and periodically reviewed. Each non-employee director receives a meeting fee for each meeting that he attends (including telephonic meetings, but excluding execution of unanimous written consents) of the Board. In addition, each non-employee director receives a committee meeting fee for each meeting that he attends (including telephonic meetings, but excluding execution of unanimous written consents) of a Board committee. Until changed by resolution of the Board, the meeting fee is $4,000 and the committee meeting fee is $1,500; provided that the meeting fee for special telephonic meetings (i.e., Board meetings that are not regularly scheduled and in which non-employee directors typically participate telephonically) is $750 and the committee meeting fee for such special telephonic meetings is $600. Any non-employee director who is the chairman of a committee receives an additional $750 for each meeting of the committee that he chairs, and an additional $200 for each special telephonic meeting of such committee.  On March 2, 2009, the Compensation Committee of the Board of Directors of the Company agreed to temporarily suspend the Company’s Outside Directors’ Cash Compensation Plan. Subsequently, on October 8, 2009, the Compensation Committee of the Board of Directors, in light of the Company’s improving liquidity position and business outlook, approved the full reinstatement of the Company’s Outside Directors’ Cash Compensation Plan effective as of December 8, 2009.

Based on the results of a review in fiscal year 2008 of our past director compensation practices, the Compensation Committee concluded that certain directors had not been properly compensated under the Company’s 1997 Director’ Stock Award Plan (“1997 Stock Award Plan”), which lapsed in March 2007. In May 2008, it was concluded by the Compensation Committee that in order to properly compensate the affected directors that they would be given “make-whole” cash payments in lieu of shares that should have been received under the Company’s 1997 Stock Award Plan:

Name	“Make-Whole” Cash Payment	Special Committee “Make-Whole” Cash Payment
Thomas J. Russell, Ph.D.	$45,300	$4,500
Charles T. Scott	$54,300	$2,300
John Gillen	$59,400	-
Robert Bogomolny	$29,900	$2,300

The cash payments were calculated by multiplying the number of shares that should have been awarded to the affected director by $7.51, which was the average price during the period between the 1997 Stock Award Plan lapsing and the 2007 Stock Award Plan becoming effective, during which time the Company did not have a stock award plan under which it could award shares to directors. These cash payments were paid by the Company to the affected directors in 25% increments.  In May 2008, the first such payment was made.  The second payment was made in January 2009.  The third payment was made in October 2009, and the final payment was made in November 2009. The entire Special Committee “make-whole” cash payment was paid in October 2008. These make-whole payments are not included in the Director Compensation table above as they were previously accounted for in the Company’s fiscal year 2008 and because they were previously disclosed in the Directors Compensation Table for Fiscal Year 2008 included in the Company’s Form 10-K/A filed with the SEC on January 28, 2009.

No director who is an employee of the Company receives compensation for services rendered as a director under the Outside Directors’ Cash Compensation Plan or the 2007 Stock Award Plan.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes EMCORE’s executive compensation program and analyzes the compensation decisions made for the executive officers included in the Summary Compensation Table (the “Named Executive Officers”) for fiscal 2009.

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

The Company’s Annual Compensation Decision-Making Process

The Compensation Committee of the Board of Directors is responsible for setting and administering policies that govern EMCORE’s executive compensation program.  In October/November of each year, the Compensation Committee reviews the Company’s performance and the performance of each of the Named Executive Officers for the prior fiscal year and typically reviews market surveys and proxy statements of our peer group as well as companies that have our same Standard Industrial Classification (SIC) code and annual revenues of $500 million or less.  Based on such a review, the Compensation Committee discusses and approves any potential base salary increases related to the current fiscal year and awards annual cash incentives and stock option grants in recognition of Company and individual performance for the prior fiscal year.

After taking into consideration the difficult economic and market environment facing the Company at the end of the 2008 fiscal year, and in light of the Company's performance for fiscal 2008, the Compensation Committee determined to not make any adjustment to the Named Executive Officers’ base salaries for the 2009 fiscal year and did not adopt a bonus plan or pay any bonuses for fiscal 2009. In light of these decisions, the Compensation Committee did not require updated compensation data via market surveys or information regarding the base salaries of the executive officers of peer group companies.

In November 2009, the Compensation Committee retained a compensation consultant to provide objective advice and counsel to the Compensation Committee on all matters related to the fiscal year 2010 compensation of our Named Executive Officers and our compensation programs generally. R.D. Brown & Company has been retained by the Compensation Committee as its compensation consultant.

Base Salary

Base salaries for executives are determined based upon job responsibilities, level of experience, individual performance, and comparisons to the salaries of executives in similar positions obtained from market surveys and publicly filed proxy statements.  The goal for the base salary component is to compensate executives at a level that approximates the median salaries of individuals in comparable positions and markets. The Company’s Compensation Committee typically reviews base salary levels from peer group companies on an annual basis, and uses a target of the 50th percentile - the point at which 50% of the sample salaries are lower, when setting salaries for our Named Executive Officers. Mr. Richards, the Company’s Executive Chairman, reviews the performance of the Chief Executive Officer and the other executive officers and recommends salary increases for these individuals to the Compensation Committee.  These recommendations are advisory and are based solely on the judgment and opinion of the Company’s Executive Chairman based upon his review of the above-listed factors. In turn, the Compensation Committee independently reviews, adjusts, where appropriate, and approves the salary increases, if any, for these executive officers based upon the subjective discretion of the Compensation Committee reviewing an executive officer’s experience, responsibility and performance. With respect to each executive officer, the Compensation Committee exercises its judgment as to how to weigh an executive officer’s experience, responsibility and performance when determining any such salary increases. In executive session, the Compensation Committee reviews any salary increase for the Executive Chairman.

Because of the difficult economic and market environment facing the Company at the end of fiscal 2008, our Executive Chairman recommended to the Compensation Committee not to increase salaries for the Named Executive Officers.

Accordingly, the Compensation Committee did not discuss or approve any salary increase for the Executive Chairman.  Additionally, the Compensation Committee did not require updated compensation data via market surveys or information regarding the base salaries of the executive officers of peer group companies because of its decision not to increase any salaries for any of the Named Executive Officers.

On March 2, 2009, the Compensation Committee, at the recommendation of the Company’s Executive Management, approved a temporary base salary decrease for each of the Named Executive Officers.  The base salaries were adjusted as follows:

•	Mr. Richard’s base salary was decreased from $437,325 to $371,726.
•	Dr. Hou’s base salary was decreased from $420,000 to $357,000.
•	Mr. Markovich’s salary was decreased from $300,000 to $270,000.
•	Mr. Larocca’s base salary was decreased from $213,000 to $202,350.
•	Dr. Iannelli’s base salary was decreased from $236,250 to $224,437.

On March 20, 2009, the Compensation Committee, again at the recommendation of the Company’s Executive Management, approved a larger temporary base salary decrease for certain of the Named Executive Officers.  Base salaries were adjusted as follows:

•	Mr. Richard’s base salary was further decreased from $371,726 to $349,860.
•	Dr. Hou’s base salary was further decreased from $357,000 to $336,000.
•	Mr. Larocca’s base salary was decreased from $202,350 to $181,050.
•	Dr. Iannelli’s base salary was further decreased from $224,437 to $212,625.

Prior to being promoted as the Company’s Chief Operating Officer, Mr. Larocca served as Executive Vice President and General Manager of the Company’s Solar Photovoltaics division.  In April 2009, due to his expanding job responsibilities, Mr. Larocca received a base salary increase from $213,000 to $234,300.  However, due to the imposed temporary salary reductions mentioned above, his temporary salary at that time was only raised from $181,050 to $210,870.  In May 2009, upon his promotion to Chief Operating Officer, Mr. Larocca did not receive a base salary increase due to difficult business and economic conditions facing the Company at that time.

In light of the Company’s improving liquidity position and business outlook, on September 10, 2009, the Compensation Committee, at the recommendation of the Company’s Executive Management, approved a partial reinstatement of the annual base salaries of the Named Executive Officers.  Accordingly, effective September 27, 2009, the annual base salaries of the Named Executive Officers were as follows:

•	Mr. Richard’s base salary was increased from $349,860 to $393,592.
•	Dr. Hou’s base salary was increased from $336,000 to $378,000.
•	Mr. Markovich’s salary was increased from $270,000 to $285,000.
•	Mr. Larocca’s base salary was increased from $210,870 to $222,585.
•	Dr. Iannelli’s base salary was increased from $212,625 to $224,437.

On October 8, 2009, the Compensation Committee, in light of the Company’s improving liquidity position and business outlook, approved a full restoration of annual base salaries of the Named Executive Officers of the Company effective December 13, 2009, as follows:

•	Mr. Richard’s base salary is $437,325.
•	Dr. Hou’s base salary is $420,000.
•	Mr. Markovich’s salary is $300,000.
•	Mr. Larocca’s base salary is $234,300.
•	Dr. Iannelli’s base salary is $236,250.

Each of the base salary decreases and increases were based on the Company’s liquidity position and business outlook at the time of the salary change.

Annual Cash Incentives

Typically, EMCORE establishes a cash incentive plan each fiscal year which provides the Company’s executive officers an opportunity to receive an annual cash payment in addition to their base salaries.  The cash incentive plan is designed to place at risk a significant portion of an executive’s annual cash compensation by linking the amount of compensation that an executive can achieve under the plan with individual and Company performance.  We believe that providing annual cash incentive opportunities is a key component of maintaining a competitive executive compensation program.

Bonus incentives are discretionary and are established from time to time by the Compensation Committee with Board approval. Bonus incentives that have been offered in the past have been tied directly to the Company's annual financial performance. After taking into consideration the difficult economic and market environment facing the Company at the end of the 2008 fiscal year and in light of the Company's performance for fiscal 2008, the Compensation Committee determined not to adopt a bonus plan for fiscal year 2009, and no bonuses, discretionary or otherwise were paid to the Named Executive Officers during fiscal year 2009.

Although no bonus plan was adopted for the Company’s fiscal year 2009, in December 2009, the Company paid out bonuses which had been granted by the Compensation Committee to certain Named Executive Officers for fiscal year 2008, but which had not been paid due to the difficult economic and market environment.  The fiscal year 2008 bonuses paid by the Company were $78,719 for Mr. Richards, $75,600 for Dr. Hou, and $20,341 for Dr. Iannelli. Since Mr. Larocca was not a Named Executive Officer during fiscal year 2008, he received in December 2009 a bonus of $18,339, which was approved by Dr. Hou, as Chief Executive Officer of the Company. Since he joined the Company in August 2008, Mr. Markovich was ineligible for a fiscal year 2008 bonus.

The Compensation Committee has not approved a bonus cash incentive plan for fiscal year 2010, however, the Compensation Committee may decide to approve such a plan for fiscal year 2010 at a later date, based upon the Company’s improving financial performance or other future change in business conditions or circumstances.

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

Stock options give an executive the right to buy a share of the Company’s common stock in the future at a predetermined exercise price.  The exercise price is the closing price of the common stock on the grant date.  New hire stock option awards vest over a five-year period while annual stock option awards vest over a four-year period.  Other supplemental stock option awards vest over a four-year period.  All options expire ten years after the grant date.  In addition, no one recipient can be granted an award of options to purchase more than 600,000 shares of common stock in any twelve month period.  Executives who voluntarily resign or are terminated for cause immediately forfeit all options that have not vested unless otherwise determined by the Compensation Committee.

In granting equity awards, the Compensation Committee uses its judgment and discretion and does not issue a targeted number of stock options, but rather reviews the executive’s individual performance and the performance of the Company in the prior fiscal year to determine the appropriate value of the award at the time it is granted.  Grants of stock options to executive officers are also based upon each officer’s relative position, responsibilities, historical and expected contributions to the Company, and the officer’s vested option balance and previous option grants, with primary weight given to the executive officer’s relative rank and responsibilities. Initial stock option grants designed to recruit an executive officer to join the Company may be based on negotiations with the officer and with reference to historical option grants to existing officers. In considering long-term incentives for the Named Executive Officers, the Compensation Committee considered the following business level accomplishments: profitable growth of its space photovoltaics business even in the current challenging business environment, the effects of the reductions in force and salary decreases to reduce the Company’s cost of doing business, management of working capital to improve the Company’s liquidity position, initiatives and activities for the strategic separation of the Company’s Solar and Fiber businesses, and improvement of the Company’s business performance.  The ultimate value of the award depends in large part on the future performance of our common stock.

In February 2009, the Compensation Committee awarded supplemental stock option grants to both Mr. Larocca and Dr. Iannelli.  In connection with his promotion to Executive Vice President & General Manager of EMCORE’s Solar Photovoltaics division, Mr. Larocca was awarded a promotional grant of options to purchase 30,000 shares of our common stock.  Dr. Iannelli was granted options to purchase 25,000 shares of our common stock for fulfilling the role of interim General Manager of EMCORE’s Solar Photovoltaics division. These grants vest in four equal installments over a four-year period, with the first installment of options vesting on the one-year anniversary of the grant date and equal amounts vesting on each subsequent anniversary of the grant date.

In May 2009, in connection with his appointment as Chief Operating Officer, the Compensation Committee approved for Mr. Larocca a one-time promotional grant of options to purchase 200,000 shares of our common stock. This grant vests in four equal installments over a four year period, with the first installment of options vesting on the one-year anniversary of the grant date and equal amounts vesting on each subsequent anniversary of the grant date.

In July 2009, in connection with the Company’s annual stock option retention grant plan and following consideration of individual contributions to the above-mentioned business accomplishments, and the relative rank and responsibility of each of the Named Executive Officers, the Compensation Committee approved the following stock option grant awards:

Name	Number of Stock Options
Reuben F. Richards, Jr.	200,000
Hong Q. Hou, Ph.D.	200,000
John M. Markovich	100,000
Christopher Larocca	80,000
John Iannelli, Ph.D.	100,000

These grants vest in four equal installments over a four-year period, with the first installment of options vesting on the one-year anniversary of the grant date and equal amounts vesting on each subsequent anniversary of the grant date.

In August 2008, in connection with his appointment as Chief Financial Officer, the Compensation Committee approved for Mr. Markovich a grant of options to purchase 475,000 shares of the Company’s common stock. Effective November 20, 2009, Mr. Markovich voluntarily forfeited all of these stock options. Mr. Markovich received no consideration in exchange for his forfeiture of these stock options.

At the time of his hire, the Company agreed that if performance metrics are met, the Company would recommend to the Compensation Committee of its Board of Directors that Mr. Markovich be granted options to purchase 125,000 shares of the Company’s common stock in the second calendar quarter of 2010 as a performance based award.  If granted, these options would vest equally over 4 years and expire 10 years after the grant date, and the exercise price of these options would be the closing price of the Company’s common stock on the grant date, as determined pursuant to the Company’s 2000 Stock Option Plan.

The exercise price for each of the above-described grants of options was the closing price of the common stock on the grant date.

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

To provide employees of the Company holding those options with an opportunity to avoid such adverse taxation, the Company commenced a special tender offer on November 19, 2008. The tender offer allowed those employees to tender options that were potentially subject to Section 409A for replacement. Following the completion of the tender offer on December 17, 2008, each tendered option was amended to increase the exercise price of the option to closing price as of the actual measurement dates that should have been used for financial accounting purposes. Accordingly, the Company entered into agreements with Dr. Hou and Dr. Iannelli since they both received discounted option grants prior to becoming Section 16 officers of the Company.  To compensate them for the increased amounts reflected in the exercise price of their amended options, the Company paid Dr. Hou $9,100 and Dr. Iannelli $1,560 in January 2009.

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

EMCORE may provide a discretionary match of 50% of the first 6% of base compensation of a participant’s contribution to the 401(k) Plan and this matching contribution vests over an initial five-year period.  This matching contribution is in the form of the Company’s common stock.   Participants are able to exchange out of the Company’s common stock to other investment options within the 401(k) Plan upon receipt of the Company match.  Exchanges from other investment options to the Company’s common stock are not permitted under the 401(k) Plan.

An employee becomes eligible to participate in the 401(k) Plan on the first day of the month following his or her date of hire and attaining the age of 20 years.  A temporary or part-time employee is not eligible to participate in the 401(k) Plan until they have reached 1,000 work hours.  An EMCORE re-hire is eligible to participate in the 401(k) Plan immediately.

Perquisites

EMCORE provides perquisites to key executive officers, including the Named Executive Officers, as a recruiting and retention tool.  We believe that our perquisites are appropriate and we typically benchmark our perquisites against generally accepted corporate practices.

For more information regarding perquisites provided to the Named Executive Officers in fiscal 2009 see the footnotes to the “All Other Compensation” column of the Summary Compensation Table.

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

Under the Severance Policy participants at the Chief /C-level Officers or higher will receive (i) for those hired or promoted prior to May 1, 2007, the continuation of their base salary for a period equal to one year and two weeks plus two additional weeks for each year the participant was employed by the Company, or (ii) for those hired or promoted on or after May 1, 2007, the continuation of their base salary for a period equal to one year and one week plus one additional week for each year the participant was employed by the Company.  All severance payments under the Company’s Executive Severance Policy will be paid out over time and on the regular paydays of the Company, to the extent administratively feasible.

Participants at the Vice President level will receive (i) for those hired or promoted prior to May 1, 2007, the continuation of their base salary for a period equal to five months and two weeks plus two additional weeks for each year the participant was employed by the Company, or (ii) for those hired or promoted on or after May 1, 2007, the continuation of their base salary for a period equal to five months and one week plus one additional week for each year the participant was employed by the Company.

If, following the sale, transfer, spin-off or other disposition to another party of the stock or assets of any subsidiary, business unit or division of the Company, a participant’s employment is terminated after the end of a fiscal year but before annual cash incentive awards or pay-for-performance payments are distributed and the participant would otherwise be entitled to a cash incentive award, the participant will remain entitled to the annual cash incentive award or pay-for-performance payment attributable to the immediately preceding fiscal year.  The Severance Policy also provides that participants will be eligible for certain benefits, including continued payment of certain health insurance premiums, outplacement services and other perquisites.  The Company shall make this payment at the same time it pays this annual cash incentive awards or pay-for-performance payment to all of its other employees in accordance with the Company's normal practices but no later than March 15th of the applicable year.

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

The Compensation Committee determined that, other than the temporary base salary adjustments described above, it was not in the best interests of the Company and its shareholders to adjust the base salary of Mr. Richards or to award him any cash bonus during fiscal year 2009 due to the difficult economic conditions that existed during such time.

Tax and Accounting Considerations

Under Section 162(m) of the Internal Revenue Code, EMCORE may not deduct annual compensation in excess of $1 million paid to certain employees- generally its Chief Executive Officer and its four other most highly compensated executive officers, unless their compensation qualifies as performance-based compensation. While the Compensation Committee intends to structure performance-related awards in a way that will preserve the maximum deductibility of compensation awards, the Compensation Committee may from time to time approve awards that would vest upon the passage of time or other compensation, which would not result in qualification of those awards as performance-based compensation.

EXECUTIVE COMPENSATION

The table below sets forth certain information concerning the annual and long-term compensation earned for services in all capacities to the Company of those persons who during fiscal year 2009 (i) served as the Company’s Chief Executive Officer, (ii) served as the Company’s Chief Financial Officer, and (iii) were the three most highly-compensated officers (other than the Chief Executive Officer, and Chief Financial Officer).  Compensation information is provided for the fiscal years ended September 30, 2007, 2008 and 2009, except in cases where an individual was not a Named Executive Officer for the applicable year.

Summary Compensation Table for Fiscal 2009

Name and Principal Position	Year	Salary ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)		Total ($)
Reuben F. Richards, Jr. Executive Chairman and Chairman of the Board	2009 2008 2007	388,546 437,325 412,165	653,582 463,914 250,532	0 78,719 326,536	384 374 384	(6) (6) (6)	1,042,512 980,332 989,617
Hong Q. Hou, Ph.D. Chief Executive Officer	2009 2008 2007	373,154 421,000 360,080	994,440 713,889 1,181,529	0 75,600 313,600	14,555 5,196 179,334	(7) (8) (9)	1,382,149 1,215,685 2,034,543
John M. Markovich Chief Financial Officer (1)	2009 2008	282,692 36,997	325,501 31,284	0 0	4,625 4,720	(10) (11)	612,818 73,001	(16)
John Iannelli, Ph.D. Chief Technology Officer	2009 2008 2007	224,529 237,625 203,857	253,441 179,998 87,760	0 20,341 34,294	8,727 6,588 5,877	(12) (13) (14)	486,697 444,552 331,788
Christopher Larocca Chief Operating Officer (2)	2009	209,969	254,066	0	6,683	(15)	470,718
_________________
(1)	Mr. Markovich was appointed to Chief Financial Officer on August 18, 2008.
(2)	Mr. Larocca was appointed to Chief Operating Officer on May 29, 2009.
(3)	Salary represents amounts paid to the individual during the fiscal years ended September 30, 2007, 2008 and 2009. It does not represent an individual’s current annual base salary.
(4)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes in fiscal 2007, 2008 and 2009, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (revised 2004) (without regard to estimated forfeitures related to a service based conditions) and include amounts from awards granted in and prior to the applicable fiscal year. Assumptions used in the calculation of these amounts are included in footnote 4 to the Company’s audited financial statements for the fiscal years ended September 30, 2007, 2008 and 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 31, 2007, December 30, 2008 and December 29, 2009, respectively. These amounts reflect the Company’s accounting expense for these awards and do not necessarily correspond to the actual value that will be recognized by the Named Executive Officer.

(5)	The amounts in this column reflect the cash incentive awards earned in each fiscal year presented as approved by the Compensation Committee.
(6)	Consists of life insurance premiums.
(7)	Consists of life insurance premiums of $384, EMCORE’s matching contributions under its 401(k) plan of $5,071, which are made in EMCORE common stock and payments under a stock option tender of $9,100.
(8)	Consists of life insurance premiums of $374, and EMCORE’s matching contributions under its 401(k) plan of $4,822, which are made in EMCORE common stock.
(9)
Consists of life insurance premiums of $384, EMCORE’s matching contributions under its 401(k) plan of $4,673, which are made in EMCORE common stock, relocation and housing of $45,000, and $129,277 to cover the reimbursement of Section 409A taxes that the Company paid on behalf of Dr. Hou relating to events prior to him being a Section 16 officer of the Company.

(10)	Consists of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $4,241, which are made in EMCORE common stock.
(11)	Consists of life insurance premiums of $374, and EMCORE’s matching contributions under its 401(k) plan of $346, which are made in EMCORE common stock and relocation of $4,000.
(12)
Consists of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $6,783, which are made in EMCORE common stock, and payments under a stock option tender of $1,560.

(13)	Consists of life insurance premiums of $374 and EMCORE’s matching contributions under its 401(k) plan of 6,214, which are made in EMCORE common stock.
(14)	Consists of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $5,493, which are made in EMCORE common stock.
(15)	Consists of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $6,299, which are made in EMCORE common stock.
(16)
Effective November 20, 2009, Mr. Markovich voluntarily forfeited stock options exercisable into 475,000 shares of EMCORE common stock. Mr. Markovich received no consideration in exchange for his forfeiture of the stock options. These stock options were granted to Mr. Markovich on August 18, 2008 and had an exercise price of $5.57 per share.

Grants of Plan-Based Awards in Fiscal 2009

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Reuben F. Richards, Jr.	7/27/09	200,000	1.25	177,660
Hong Q. Hou, Ph.D. (4)	7/27/09	200,000	1.25	177,660
John M. Markovich	7/27/09	100,000	1.25	88,830
John Iannelli, Ph.D. (4)	7/27/09 2/27/09	100,000 25,000	1.25 0.69	88,830 13,073
Christopher Larocca	7/27/09 5/29/09 2/27/09	80,000 200,000 30,000	1.25 1.31 0.69	71,064 198,560 15,687

___________

(1)	This column reflects the number of shares underlying options granted to the Named Executive Officers in fiscal 2009.
(2)	All options were granted at an exercise price equal to the closing price of our common stock on the option grant date.
(3)
This column reflects the fair value of these awards on the grant date as determined under the accounting principles used to calculate the value of equity awards. For the assumptions and methodologies used to value the awards reported in this column, see footnote (4) to the Summary Compensation Table.

(4)
In connection with the special tender offer conducted by the Company, Dr. Hou and Dr. Iannelli tendered options that had measurement dates that differed from the grant dates, and the Company amended such options to increase the exercise price to be equal to the closing price as of the actual measurement dates that should have been used for financial accounting purposes.  To compensate Dr. Hou and Dr. Iannelli for the increased exercise price of their amended options, the Company paid Dr. Hou $9,100 and Dr. Iannelli $1,560 in January 2009.

Outstanding Equity Awards as of September 30, 2009
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Reuben F. Richards, Jr.	25,000 72,500 225,000 125,000 25,000 -		- - 375,000 75,000 200,000	(1) (2) (13)	22.00 2.63 3.42 5.76 8.38 1.25	4/14/10 5/18/14 5/18/15 3/31/18 5/19/18 7/27/19
Hong Q. Hou, Ph.D.	35,000 6,875 41,250 245,000 127,500 37,500 48,750 -	(15)	- - 13,750 - 127,500 112,500 146,250 200,000	(4) (5) (6) (2) (13)	2.89 3.00 7.29 5.76 8.78 6.67 8.38 1.25	5/18/14 2/28/15 8/28/16 12/14/16 9/25/17 4/3/18 5/19/18 7/27/19
John M. Markovich	95,000 -	(3)	380,000 100,000	(3) (13)	5.57 1.25	8/18/18 7/27/19
John Iannelli, Ph.D.	40,000 6,000 11,000 13,500 881 9,000 1,500 5,000 37,500 18,750 - -	(15)	- - - 4,500 - 3,000 500 5,000 37,500 56,250 25,000 100,000	(8) (9) (10) (11) (12) (2) (7) (13)	1.87 2.89 3.00 5.18 7.32 7.95 9.75 4.98 5.33 8.38 .69 1.25	1/22/13 5/18/14 2/28/15 10/12/15 12/29/15 3/10/16 4/5/16 3/29/17 6/25/17 5/19/18 2/27/19 7/27/19
Christopher Larocca	40,000 13,000 1,326 9,000 1,500 5,250 15,000 15,000 18,750 - - -		- - - 3,000 500 1,750 15,000 15,000 56,250 30,000 200,000 80,000	(9) (10) (4) (11) (5) (2) (7) (14) (13)	2.93 3.00 7.32 7.95 9.75 7.29 4.98 8.78 8.38 .69 1.31 1.25	5/19/14 2/28/15 12/29/15 3/10/16 4/5/16 8/28/16 3/29/17 9/25/17 5/19/18 2/27/19 5/29/19 7/27/19
__________________
(1)	The unvested portions of these awards are scheduled to vest in three installments on March 31, 2010, 2011 and 2012.
(2)	The unvested portions of these awards are scheduled to vest in three installments on May 19, 2010, 2011 and 2012.
(3)
Effective November 20, 2009, Mr. Markovich voluntarily forfeited options exercisable into 475,000 shares of EMCORE common stock.  Mr. Markovich received no consideration in exchange for his forfeiture of these options.

(4)	The unvested portions of these awards are scheduled to vest in one installment on August 28, 2010.
(5)	The unvested portions of these awards are scheduled to vest in two installments on September 25, 2010 and 2011.
(6)	The unvested portions of these awards are scheduled to vest in three installments on April 3, 2010, 2011 and 2012.
(7)	The unvested portions of these awards are scheduled to vest in four installments on February 27, 2010, 2011, 2012 and 2013.
(8)	The unvested portions of these awards are scheduled to vest in one installment on October 12, 2010.
(9)	The unvested portions of these awards are scheduled to vest in one installment on March 10, 2010.
(10)	The unvested portions of these awards are scheduled to vest in one installments on April 5, 2010.
(11)	The unvested portions of these awards are scheduled to vest in two installments on March 29, 2010 and 2011.
(12)	The unvested portions of these awards are scheduled to vest in two installments on June 25, 2010, and 2011.
(13)	The unvested portions of these awards are scheduled to vest in four installments on July 27, 2010, 2011, 2012 and 2013.
(14)	The unvested portions of these awards are scheduled to vest in four installments on May 29, 2010, 2011, 2012 and 2013.
(15)
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

Participants at the Vice President level will receive (i) for those hired or promoted prior to May 1, 2007, the continuation of their base salary for a period equal to five months and two weeks plus two additional weeks for each year the participant was employed by the Company or (ii) for those hired or promoted on or after May 1, 2007, the continuation of their base salary for a period equal to five months and one week plus one additional week for each year the participant was employed by the Company.  All severance payments under the Company’s Executive Severance Policy will be paid out over time and on the regular paydays of the Company, to the extent administratively feasible.

If, following the sale, transfer, spin-off or other disposition of the stock or assets of any subsidiary, business unit or division of the Company, a participant’s employment is terminated after the end of a fiscal year but before annual cash incentive awards or pay-for-performance payments are distributed and the participant would otherwise be entitled to such awards or payments, the participant will remain entitled to the annual cash incentive award or pay-for-performance payment attributable to the immediately preceding fiscal year.  The Severance Policy also provides that participants will be eligible for certain benefits, including continued payment of certain health insurance premiums, outplacement services and other perquisites.  The Company shall make this payment at the same time it pays this annual cash incentive awards or pay-for-performance payment to all of its other employees in accordance with the Company's normal practices but no later than March 15th of the applicable year.

The following are estimated payments and benefits that would be provided to each of Messrs. Richards, Hou, Markovich, Larocca and Iannelli in the event the executive’s employment is terminated under certain circumstances.  We have calculated these amounts based on the Company’s Executive Severance Policy (the “Severance Policy”). The calculations assume a termination date of September 30, 2009, the last business day of fiscal 2009.  The actual amounts of the payments and costs of the benefits, however, can only be determined at the time of an executive’s separation from the Company.

Name	Severance	COBRA (Company Part Only)	Outplacement Services
Reuben F. Richards, Jr.	$689,628	$9,995	$15,000
Hong Q. Hou, Ph.D.	$613,846	$9,995	$15,000
John M. Markovich	$311,538	$2,389	$15,000
Christopher Larocca	$274,852	$7,632	$15,000
John Iannelli, Ph.D.	$304,399	$9,404	$15,000

Vesting of Equity Awards in Connection with a Change in Control

Upon a change in control of the Company, unvested stock options will vest and become exercisable pursuant to the terms of the Company’s 2000 Stock Option Plan applicable to all plan participants.  The value of accelerating unvested stock options, as measured by the difference between the closing price of $1.30 on September 30, 2009, and the option grant price, would be $10,000 for Mr. Richards and Dr. Hou, $5,000 for Mr. Markovich, $20,250 for Dr. Iannelli, and $22,300 for Mr. Larocca.

COMPENSATION COMMITTEE REPORT

The information contained under this “Compensation Committee Report”, shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filings under the Securities Act of 1933, as amended, or under the Exchange Act, or be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates this information by reference into any such filing.

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

 January 25, 2010

COMPENSATION COMMITTEE John Gillen, Chairman Charles T. Scott Robert Bogomolny

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company’s Compensation Committee is comprised of Messrs. Gillen, Scott and Bogomolny.  No member of the Compensation Committee served as one of the Company’s officers or employees during fiscal 2009 or was formerly an officer or employee of the Company at any time.  None of the Company’s executive officers served as a member of the compensation committee of any other company that has an executive officer serving as a member of the Company’s Board of Directors or Compensation Committee during fiscal 2009.  None of the Company’s executive officers served as a member of the board of directors of any other company that has an executive officer serving as a member of the Company’s Compensation Committee during fiscal 2009.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of January 15, 2010 certain information regarding the beneficial ownership of common stock of the Company by (i) each person or “group” (as that term is defined in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the common stock of the Company, (ii) each Named Executive Officer of the Company, (iii) each director and nominee, and (iv) all directors and executive officers as a group (11 persons).  Except as otherwise indicated, the Company believes, based on information furnished by such persons, that each person listed below has the sole voting and investment power over the shares of common stock shown as beneficially owned, subject to common property laws, where applicable.  Shares beneficially owned include shares of common stock and warrants and options to acquire shares of common stock that are exercisable within sixty (60) days of January 15, 2010. Unless otherwise indicated, the address of each of the beneficial owners is c/o EMCORE Corporation, 10420 Research Road, SE, Albuquerque, New Mexico 87123.

Name	Shares Beneficially Owned	Percent of Common Stock
Thomas J. Russell, Ph.D. (1)	5,561,463	6.80%
Reuben F. Richards, Jr. (2)	1,162,054	1.4%
Robert Bogomolny	127,523	*
Charles Scott (3)	84,141	*
John Gillen	73,336	*
Sherman McCorkle	36,000	*
Hong Q. Hou, Ph.D. (4)	680,252	*
John M. Markovich (5)	3,651	*
John Iannelli, Ph.D. (6)	178,770	*
Christopher Larocca (7)	147,635	*
All directors and executive officers as a group (11 persons) (8)	8,117,825	9.9%
Kingdon Capital Management (9)	4,752,041	5.81%
Intel Corporation (10)	4,452,299	5.44%
Kopp Investment Advisors, LLC (11)	4,327,625	5.29%

*	Less than 1.0%
(1)	Includes 2,280,035 shares held by The Morningstar Trust.
(2)	Includes options to purchase 472,500 shares and 175,000 shares held by spouse.
(3)	Includes 30,409 shares owned by Kircal, Ltd.
(4)	Includes options to purchase 541,875 shares and 12,643 shares held in the Company’s 401(k) Plan.
(5)	Includes 3,651 shares held in the Company’s 401(k) Plan.
(6)	Includes options to purchase 156,881 shares and 10,627 shares held in the Company’s 401(k) Plan.
(7)	Includes options to purchase 129,326 shares and 10,490 shares held in the Company’s 401(k) Plan.
(8)
Includes options to purchase 2,235,362 shares beneficially owned by Reuben F. Richards, Jr., Executive Chairman; Hong Hou, Chief Executive Officer; John M. Markovich, Chief Financial Officer; Christopher Larocca, Chief Operating Officer, John Iannelli, Chief Technology Officer, and Keith Kosco, Chief Legal Officer.

(9)
This information is based solely on the information contained in the Schedule 13G filed with the SEC on February 17, 2009, by Kingdon Capital Management LLC. by Kingdon Capital Management LLC reports beneficially owning a total of 4,752,041shares. The address of Kingdon Capital Management LLC is 152 West 57th Street, 50th Floor, New York, NY 10019.

(10)
This information is based solely on information contained in a Schedule 13G filed with the SEC on February 17, 2009, by Intel Corporation.  Intel Corporation reports beneficially owning a total of 4,452,299 shares. The address of Intel Corporation is 2200 Mission College Boulevard, Santa Clara, CA 95052-8119.

(11)
This information is based solely on information contained in a Schedule 13D filed with the SEC on August 20, 2009, by Kopp Investment Advisors, LLC (“KIA”), a wholly-owned subsidiary of Kopp Holding Company, LLC (“KHC”), which is controlled by Mr. LeRoy C. Kopp (“Kopp”) (collectively, the “Kopp Parties”). KIA reports beneficially owning a total of 4,327,625 shares including having sole voting power over 3,390,000 shares and shared dispositive power over 937,625 shares.  The address of the Kopp Parties is 7701 France Avenue South, Suite 500, Edina, Minnesota 55435. The address of Kopp Investment Advisors, LLC is 7701 France Avenue South, Suite 500, Edina, Minnesota 55435.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of September 30, 2009, the number of securities outstanding under each of EMCORE’s stock option plans, the weighted average exercise price of such options, and the number of options available for grant under such plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,788,174	$4.84	1,417,607

ITEM 13.	Certain Relationships and Related Transactions

TRANSACTIONS WITH RELATED PERSONS

The Board of Directors has adopted a written policy on the review and approval of related person transactions as defined under applicable Securities and Exchange Commission regulations. Related persons covered by the policy are executive officers, directors and director nominees, any person who is known to be a beneficial owner of more than five percent of the voting securities of the Company, any immediate family member of any of the foregoing persons or any entity in which any of the foregoing persons has or will have a direct or indirect material interest.

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

The Board of Directors has delegated to the Compensation Committee the responsibility for reviewing, approving and, where applicable, ratifying related person transactions. If a member of the committee has an interest in a related person transaction, then he or she will not be part of the review process.

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

The Company’s Code of Business Conduct and Ethics includes the Company’s Conflicts of Interest Policy, among other policies. Directors are expected to read the Code of Business Conduct and Ethics and adhere to its provisions to the extent applicable in carrying out their duties and responsibilities as directors. The Conflicts of Interest Policy provides, among other things, that conflicts of interest exists where the interests or benefits of one person or entity conflict with the interests or benefits of the Company. The Code also provides restrictions on outside directorships, business interests and employment, receipt of gifts and entertainment and it also provides that all material violations of the

Company’s Code of Business Conduct and Ethics or matters involving financial or legal misconduct will be reported to the Company’s Audit Committee on at least a quarterly basis, or more frequently depending upon the level of severity of the violation.

The Board of Directors reviews the independence of and any possible conflicts of interest of directors and director nominees at least annually. Directors are also required to disclose potential and existing related person transactions in completing Directors and Officers Questionnaires.

During fiscal 2008, the Company entered into agreements for the sale of its interests in WorldWater & Solar Technologies Corporation (now named Entech Solar, Inc.).  At the time, The Quercus Trust beneficially owned more than five percent of the Company’s common stock.  The Company closed these transactions during fiscal 2008 and the first two quarters of fiscal 2009 and sold its shares of WorldWater Series D Convertible Preferred Stock and warrants to The Quercus Trust, for approximately $24.4 million, which included additional consideration as a result of the termination of certain operating arrangements between the companies. Following completion of the sale, Messrs. Richards and Hou resigned their seats on the WorldWater board of directors. Except for this transaction, the Company did not engage in any other related person transaction during the fiscal year ended September 30, 2009.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that a majority of the directors are independent in compliance with the listing standards applicable to EMCORE pursuant to the rules of NASDAQ.   The Board has affirmatively determined that Messrs. Russell, Bogomolny, Scott, Gillen and McCorkle are independent under the NASDAQ rules.  In making its determination, the Board reviewed and discussed certain services provided by the accounting firm of Gillen and Johnson, P.A., in which Mr. John Gillen is a partner.   Based on a determination that the services do not fall under any of the objective tests of the NASDAQ rules and that, in the opinion of the Board, they would not interfere with Mr. Gillen’s exercise of independent judgment in carrying out the responsibilities of a director, the Board affirmatively determined that Mr. Gillen is an independent director within the requirements of the NASDAQ rules.

The relationships considered by the Board in making its determination were:

•
For each of the last three years, the accounting firm of Gillen and Johnson, P.A. has prepared the individual U.S. tax returns for Dr. Russell for a fee of approximately $2,500 per year, which was paid directly by Dr. Russell to Gillen and Johnson, P.A.

•
Until December 31, 2007, Gillen and Johnson, P.A. prepared the tax returns for Rectrix Aviation and Aerodrome Centers (“Rectrix”), a company owned by Dr. Russell, for a fee of approximately $10,000 per year, which was paid directly by Rectrix to Gillen and Johnson, P.A.

•
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

The Board of Directors has determined that Messrs. Richards and Hou are not independent within the meaning of the NASDAQ rules because they are both employees of the Company.

In addition to the requirements of the NASDAQ rules, the Company’s By-laws require that a majority of the Board be independent within the requirements of certain tests that are not included within the requirements of the NASDAQ rules.  The additional tests contained in the Company’s By-laws include a requirement that a director is not considered independent for purposes of the By-laws if a director has received any remuneration as an advisor or consultant to any other directors of the Company.  The Board of Directors has determined that Messrs. Russell, Bogomolny, McCorkle and Scott comprising a majority of the members of the Board of Directors, are independent directors within the meaning of the Company’s By-laws.

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

ITEM 14.                      Principal Accountant Fees and Services

Deloitte & Touche LLP was the independent registered public accounting firm that audited EMCORE’s financial statements for fiscal 2009 and 2008.  The aggregate fees billed by Deloitte & Touche LLP in connection with audit services rendered for fiscal 2009 and 2008 are as follows:

	Fiscal 2009	Fiscal 2008

Audit fees (1)	$1,453,641	$3,149,100
Audit-related fees (2)	94,025	75,200
Tax fees (3)	--	--
All other fees (4)	--	131,800

Total	$1,547,666	$3,356,100
__________
(1)
Represents fees for professional services rendered in connection with the integrated audit of our annual financial statements and management’s assessment of our internal control over financial reporting, reviews of our quarterly financial statements, and advice provided on accounting matters that arose in connection with audit services. The fees incurred during fiscal 2008 include fees related to our voluntary stock option review and the related restatement of our financial data for the fiscal years ended September 30, 2006 and 2005 and 2004.

(2)
Represent fees for professional services related to our audits and reviews of our consolidated financial statements that are not considered audit fees including the audits of employee benefit plans during fiscal 2008 and other statutory or regulatory and SEC filings.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)           Financial Statements

The applicable financial statements required under this Item 15(a)(1) are presented in the Company's consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K as of September 30, 2009 as filed with the SEC on December 29, 2009.

(a)(2)           Financial Statement Schedules

The applicable financial statement schedules required under this Item 15(a)(2) are presented in the Company's consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K as of September 30, 2009, as filed with the SEC on December 29, 2009.

(a)(3)	Exhibits
2.1
Asset Purchase Agreement between IQE RF, LLC, IQE plc, and EMCORE Corporation, dated July 19, 2006. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 24, 2006).

2.2
Membership Interest Purchase Agreement, dated as of August 31, 2006, by and between General Electric Company, acting through the GE Lighting operations of its Consumer and Industrial division, and EMCORE Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on September 7, 2006).

2.3
Stock Purchase Agreement, dated as of April 13, 2007, by and among Registrant, Opticomm Corporation and the persons named on Exhibit 1 thereto (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed April 19, 2007).

2.4
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

2.5	Asset Purchase Agreement, dated December 17, 2007, between EMCORE Corporation and Intel Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-Q filed on February 11, 2008).

2.6	Asset Purchase Agreement, dated April 9, 2008, between EMCORE Corporation and Intel Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-Q filed on May 12, 2008).

2.7
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

2.8
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

10.19†	2008 Director’s Stock Award Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed on February 11, 2008).

10.20†	Mr. John M. Markovich Offer Letter dated August 7, 2008 (incorporated by reference to Exhibit 10.20 to Registrant’s Form 10-K filed December 30, 2008).

14.1	Code of Ethics for Financial Professionals (incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP.

31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 28, 2010.

31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 28, 2010.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 29, 2009.

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 29, 2009.
_________
*    Filed in our fiscal 2009 Annual Report on Form 10-K as filed with the SEC on December 29, 2009.
**  Filed herewith
†    Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCORE CORPORATION

Date: January 28, 2010	By:	/s/ Hong Q. Hou, Ph.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on January 28, 2010.

Signature	Title

/s/ Thomas J. Russell, Ph.D.	Chairman Emeritus and Lead Director
Thomas J. Russell, Ph.D.

/s/ Reuben F. Richards, Jr.	Executive Chairman & Chairman of the Board
Reuben F. Richards, Jr.

/s/ Hong Q. Hou, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)
Hong Q. Hou, Ph.D.

/s/ John M. Markovich	Chief Financial Officer (Principal Financial and Accounting Officer)
John M. Markovich

/s/ Charles T. Scott	Director
Charles T. Scott

/s/ John Gillen	Director
John Gillen

/s/ Robert Bogomolny	Director
Robert Bogomolny

/s/ Sherman McCorkle	Director
Sherman McCorkle