Form 10-Q
period 2009-12-31
EMCORE CORP
filed 2010-02-09
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):     ☐ Large accelerated filer     ☒ Accelerated filer     ☐ Non-accelerated filer     ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒No

The number of shares outstanding of the registrant’s no par value common stock as of February 4, 2010 was 81,741,138.

CAUTIONARY STATEMENT
 FOR PURPOSES OF “SAFE HARBOR PROVISIONS”
OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934.  These forward-looking statements are largely based on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate.  These forward-looking statements may be identified by the use of terms and phrases such as “anticipates”, “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, “targets”, “will”, and similar expressions or variations of these terms and similar phrases.  Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  The cautionary statements should be read as being applicable to all forward-looking statements wherever they appear in this Quarterly Report and they should also be read in conjunction with the consolidated financial statements, including the related footnotes.

Neither management nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements.  We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in our Annual Report.  Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other Exchange Act reports filed with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended December 31, 2009

PART I.	FINANCIAL INFORMATION
ITEM I.	Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three months ended December 31, 2009 and 2008
(in thousands, except loss per share)
(unaudited)

	For the Three Months Ended December 31,
	2009	2008

Product revenue	$40,939	$51,554
Service revenue	1,462	2,502
Total revenue	42,401	54,056

Cost of product revenue	33,229	50,772
Cost of service revenue	1,168	1,695
Total cost of revenue	34,397	52,467

Gross profit	8,004	1,589

Operating expenses:
Selling, general, and administrative	12,423	12,159
Research and development	7,513	8,110
Impairments	-	33,781
Total operating expenses	19,936	54,050

Operating loss	(11,932)	(52,461)

Other (income) expense:
Interest income	(2)	(50)
Interest expense	116	195
Foreign exchange loss	232	472
Loss from financing derivative instrument	1,360	-
Impairment of investment	-	367

Total other expense	1,706	984

Net loss	$(13,638)	$(53,445)

Foreign exchange translation adjustment	79	108

Comprehensive loss	$(13,559)	$(53,337)

Per share data:
Net loss per basic and diluted share	$(0.17)	$(0.69)

Weighted-average number of basic and diluted shares outstanding	81,113	77,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of December 31, 2009 and September 30, 2009
(in thousands)
(unaudited)

	As of December 31, 2009	As of September 30, 2009
ASSETS

Current assets:
Cash and cash equivalents	$15,138	$14,028
Restricted cash	4	1,521
Available-for-sale securities	1,350	1,350
Accounts receivable, net of allowance of $6,640 and $7,125, respectively	40,726	39,417
Inventory, net	31,454	34,221
Prepaid expenses and other current assets	4,550	4,712

Total current assets	93,222	95,249

Property, plant and equipment, net	52,719	55,028
Goodwill	20,384	20,384
Other intangible assets, net	12,424	12,982
Long-term restricted cash	163	163
Other non-current assets, net	720	753

Total assets	$179,632	$184,559

LIABILITIES and SHAREHOLDERS’ EQUITY

Current liabilities:
Borrowings from credit facility	$10,678	$10,332
Short-term debt	843	842
Accounts payable	28,632	24,931
Accrued expenses and other current liabilities	21,042	21,687

Total current liabilities	61,195	57,792

Warrant liability	1,132	-
Other long-term liabilities	103	104

Total liabilities	62,430	57,896

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized; no shares outstanding	-	-
Common stock, no par value, 200,000 shares authorized; 81,900 shares issued and 81,741 shares outstanding as of December 31, 2009; 80,982 shares issued and 80,823 shares outstanding as of September 30, 2009	692,942	688,844
Accumulated deficit	(574,471)	(560,833)
Accumulated other comprehensive income	814	735
Treasury stock, at cost; 159 shares as of December 31, 2009 and September 30, 2009	(2,083)	(2,083)
Total shareholders’ equity	117,202	126,663

Total liabilities and shareholders’ equity	$179,632	$184,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2009 and 2008
(in thousands)
(unaudited)

	For the Three Months Ended December 31,
	2009	2008
Cash flows from operating activities:

Net loss	$(13,638)	$(53,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairments	-	33,781
Stock-based compensation expense	3,186	2,150
Depreciation and amortization expense	3,117	4,293
Provision for inventory	(378)	4,362
Provision for doubtful accounts	(434)	922
Provision for product warranty	340	-
Impairment of investment	-	366
Loss on disposal of equipment	-	97
Compensatory stock issuances	200	18
Loss from financing derivative instrument	1,360	-
Total non-cash adjustments	7,391	45,989

Changes in operating assets and liabilities:
Accounts receivable	(1,004)	(1,938)
Inventory	3,143	(4,337)
Other assets	173	225
Accounts payable	3,682	(6,806)
Accrued expenses and other current liabilities	(987)	(832)
Total change in operating assets and liabilities	5,007	(13,688)

Net cash used in operating activities	(1,240)	(21,144)

Cash flows from investing activities:

Purchase of plant and equipment	(87)	(597)
Investments in patents	(158)	-
Sale of available-for-sale securities	-	1,700
Release of restricted cash	1,517	27

Net cash provided by investing activities	$1,272	$1,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2009 and 2008
(in thousands)
(unaudited)

(Continued from previous page)	For the Three Months Ended December 31,
	2009	2008
Cash flows from financing activities:

Proceeds from borrowings from credit facility	$58,227	$15,443
Payments on borrowings from credit facility	(57,881)	-
Proceeds from borrowings on short-term debt	3	910
Payments on borrowings on short-term debt	(2)	-
Proceeds from exercise of stock options	-	32
Proceeds from employee stock purchase plan	505	613
Payments on capital lease obligations	(2)	-

Net cash provided by financing activities	850	16,998

Effect of foreign currency	228	107

Net increase (decrease) in cash and cash equivalents	1,110	(2,909)

Cash and cash equivalents at beginning of period	14,028	18,227

Cash and cash equivalents at end of period	$15,138	$15,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$76	$132

Cash paid during the period for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of equipment under capital lease	$-	$-

Issuance of common stock under financing derivative instrument	$228	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE Corporation
Notes to Consolidated Financial Statements

NOTE 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of EMCORE Corporation and its subsidiaries (the “Company” or “EMCORE”). All intercompany accounts and transactions have been eliminated in consolidation.

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented.  Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2009 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of the Company’s financial position, operating results, risk factors and other matters, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

We have evaluated subsequent events from December 31, 2009 through February 9, 2010, the date that these financial statements were issued.

Use of Estimates.  The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.  The accounting estimates that require our most significant, difficult, and subjective judgments include:

-	valuation of inventory, goodwill, intangible assets, warrants, and stock-based compensation;
-	assessment of recovery of long-lived assets;
-	revenue recognition associated with the percentage of completion method; and,
-	allowance for doubtful accounts and warranty accruals.

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

Loss per Share. The Company’s loss per share was calculated by dividing net loss applicable to common stock by the weighted average number of common stock shares outstanding for the period and it is presented in the accompanying consolidated statements of operations.  For the three months ended December 31, 2009, and 2008, all stock options and warrants were excluded from the computation of diluted earnings per share since the Company incurred a net loss for these periods and any effect would have been anti-dilutive.

Liquidity and Capital Resources
As of December 31, 2009, cash, cash equivalents, available-for-sale securities and current restricted cash totaled approximately $16.5 million.

The Company incurred a net loss of $13.6 million for the three months ended December 31, 2009.  The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to reduce or eliminate its net losses for the foreseeable future.  Although the Company experienced year-over-year revenue growth in most years, in fiscal 2009, the Company had not been able to sustain historical revenue growth rates due to material adverse changes in market and economic conditions.

In the event that management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

Historically, the Company has consumed cash from operations.  During the three months ended December 31, 2009, the Company consumed cash from operations of approximately $1.2 million and, over the last three quarters, has only consumed $0.2 million in cash from operations due primarily to improved working capital management.

Management Actions and Plans
Historically, management has addressed liquidity requirements through a series of cost reduction initiatives, capital markets transactions, and the sale of assets.  Management anticipates that the current recession in the United States and internationally may continue to impose formidable challenges for the Company’s businesses in the near term.

Due to significant differences in operating strategy between the Company’s Fiber Optics and Photovoltaics businesses, the Company’s management and board of directors believes that they would provide greater value to shareholders if they were operated as two separate business entities.

In furtherance of this strategy, on February 3, 2010, the Company entered into a share purchase agreement to create a joint venture with Tangshan Caofeidian Investment Corporation (“TCIC”), a Chinese investment company located in the Caofeidian Industry Zone, Tangshan City, Hebei Province of China.  The agreement provides for TCIC to purchase a sixty percent (60%) interest in the Company’s Fiber Optics business (excluding its satellite communications and specialty photonics fiber optics product lines), which will be operated as a joint venture once the transaction is closed.  The Fiber Optics businesses included in this transaction are the Company’s telecom, enterprise, cable television (CATV), fiber-to-the-premises (FTTP), and video transport product lines. The Company will retain the satellite communications and specialty photonics fiber optics product lines as well as the satellite and terrestrial solar businesses.  See Footnote 17 – Subsequent Event for additional information related to this new joint venture.

During fiscal 2009, management implemented a series of measures and continues to evaluate opportunities intended to align the Company’s cost structure with its revenue forecasts.  Such measures included several workforce reductions, temporary salary reductions, the elimination of executive and employee merit increases and bonuses for fiscal 2009, and the elimination or reduction of certain discretionary expenses.  The Company has also significantly lowered its spending on capital expenditures and focused on improving the management of its working capital.  During the last twelve months ended December 31, 2009, the Company monetized approximately $25.5 million of inventory, generated $16.9 million in cash from lowering its accounts receivable balances and achieved positive cash flow from operations during the quarters ended June 30, 2009 and September 30, 2009.

In fiscal 2010, the Company continues to remain focused on maximizing cash flow from operations while developing additional sources of liquidity.

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

NOTE 2.  Recent Accounting Pronouncements

ASC 105 – Generally Accepted Accounting Principles.  On October 1, 2009, the Company adopted new authoritative guidance within ASC 105 which establishes the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP.  The adoption of this new guidance did not impact the Company’s results of operations or financial condition, but it revised the reference of accounting pronouncements within this Quarterly Report.

ASC 350 – Intangibles – Goodwill and Other.   On October 1, 2009, the Company adopted new authoritative guidance within ASC 350 which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets and the period of expected cash flows used to measure the fair value of intangible assets under ASC 805, Business Combinations.  The adoption of this new guidance did not have any impact on the Company’s results of operations or financial condition.

ASC 470 – Debt. On October 1, 2009, the Company adopted new authoritative guidance within ASC 470 that requires the proceeds from the issuance of certain convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for the Company beginning in fiscal 2010, and it is required to be applied retrospectively to prior periods.  Management is currently assessing the potential impact upon adoption of this new guidance and expects it will have an effect on the Company’s fiscal 2008 statement of operations, but it should not have any effect on the fiscal 2008 ending equity account balances or the fiscal 2009 financial statements.

ASC 605 – Revenue Recognition.   In October 2009, the FASB issued new authoritative guidance on revenue recognition related to arrangements with multiple deliverables that will become effective in fiscal 2011, with earlier adoption permitted.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement can not be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  Management is currently assessing the potential impact that the adoption of this new guidance could have on the Company’s financial statements.

ASC 805 – Business Combinations.   On October 1, 2009, the Company adopted new authoritative guidance within ASC 805 which requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this accounting principle).  In addition, the accounting principle’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. ASC 805 also requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also provides guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009, therefore, the adoption of ASC 805 did not have any impact on the Company’s historical financial statements.

ASC 810 – Consolidation. – On October 1, 2009, the Company adopted new authoritative guidance within ASC 810 which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  ASC 810 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. ASC 810 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  The adoption of this new guidance did not have any impact on the Company’s results of operations or financial condition.

NOTE 3.  Equity

Stock Options

The Company provides long-term incentives to eligible officers, directors, and employees in the form of stock options.  Most of the stock options vest and become exercisable over four to five years and have a contractual life of ten years. The Company maintains two stock option plans: the 1995 Incentive and Non-Statutory Stock Option Plan (“1995 Plan”) and the 2000 Stock Option Plan (“2000 Plan” and, together with the 1995 Plan, the “Option Plans”). The 1995 Plan authorizes the grant of stock options up to 2,744,118 shares of the Company's common stock.  The 2000 Plan authorizes the grant of stock options up to 15,850,000 shares of the Company's common stock.  As of December 31, 2009, no stock options were available for issuance under the 1995 Plan and 2,252,014 stock options were available for issuance under the 2000 Plan.  Certain options under the Option Plans are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.  The Company issues new shares of common stock to satisfy the issuance of shares under the Option Plans.

The following table summarizes the activity under the Option Plans:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2009	10,788,174	$4.85

Granted	24,000	1.02
Exercised	-	-
Forfeited	(95,913)	3.37
Cancelled	(762,494)	5.57

Outstanding as of December 31, 2009	9,953,767	$4.78	7.78

Exercisable as of December 31, 2009	3,625,721	$5.92	5.92

Vested and expected to vest as of December 31, 2009	5,883,866	$5.05	7.10

As of December 31, 2009, there was approximately $5.5 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the Option Plans.  This expense is expected to be recognized over an estimated weighted average life of 2.8 years.

Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option’s exercise price and the underlying stock price.  There were no stock options exercised during the three months ended December 31, 2009.  The total intrinsic value related to stock options exercised during the three months ended December 31, 2008 totaled approximately $10,000.  The intrinsic value related to fully vested and expected to vest stock options as of December 31, 2009 totaled approximately $11,000 and there was no intrinsic value related to exercisable stock options as of December 31, 2009.

	Number of Stock Options Outstanding			Options Exercisable
Exercise Price of Stock Options	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
<$5.00	5,104,908	8.02	$1.90	1,496,845	$2.98
>=$5.00 to <$10.00	4,729,939	7.66	7.55	2,035,056	7.41
>$10.00	118,920	2.64	18.53	93,820	20.47
TOTAL	9,953,767	7.78	$4.78	3,625,721	$5.92

Stock-based compensation expense is measured at the stock option grant date, based on the fair value of the award, and is recorded to cost of sales; sales, general, & administrative; and research and development expense based on individual employee’s responsibility and function over the requisite service period.  Management has made an estimate of expected forfeitures and is recognizing compensation expense only for those equity awards expected to vest.   The effect of recording stock-based compensation expense was as follows:

(in thousands, except per share data)	For The Three Months Ended December 31,
	2009	2008
Stock-based compensation expense by award type:
Employee stock options	$3,006	$1,995
Employee stock purchase plan	180	155

Total stock-based compensation expense	$3,186	$2,150

Net effect on net loss per basic and diluted share	$(0.04)	$(0.02)

Surrender of Stock Options

On November 20, 2009, Mr. Markovich, the Company’s Chief Financial Officer, voluntarily surrendered stock options exercisable into 475,000 shares of common stock.  These stock options had an exercise price of $5.57 and were granted to Mr. Markovich on August 18, 2008.  Mr. Markovich received no consideration in exchange for the surrender of these stock options.  The surrender of his non-vested stock options resulted in an immediate non-cash charge of $1.3 million which was recorded in SG&A during the three months ended December 31, 2009.  The expense was due to the acceleration of all unrecognized stock-based compensation expense associated with that specific stock option grant.

Valuation Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2009 and 2008 was $1.02 and $2.95, respectively.

Black-Scholes Weighted-Average Assumptions Stock Options	For the Three Months Ended December 31,
	2009	2008
Expected dividend yield	-%	-%
Expected stock price volatility	96.4%	92.4%
Risk-free interest rate	2.5%	3.5%
Expected term (in years)	3.8	6.1
Estimated pre-vesting forfeitures	32.6%	25.1%

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

Common Stock

The Company’s Board of Directors has authorized a total of 200 million shares of common stock available for issuance.

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Board of Directors to issue up to 5,882,352 shares of preferred stock upon such terms and conditions having such rights, privileges, and preferences as the Board of Directors may determine.  As of December 31, 2009 and September 30, 2009, no shares of preferred stock were issued or outstanding.

Warrants

As of December 31, 2009, the Company had 3,000,003 warrants outstanding.

In October 2009, the Company entered into an equity line of credit arrangement and issued three warrants representing the right to purchase up to an aggregate of 1,600,000 shares of the Company’s common stock.  See Footnote 4 - Equity Facility, for additional information regarding this credit arrangement and warrants issued.

In February 2008, the Company also issued 1,400,003 warrants in conjunction with a private placement transaction.  The warrants grant the holder the right to purchase one share of our common stock at a price of $15.06 per share.  The warrants are immediately exercisable and remain exercisable until February 20, 2013.  Beginning two years after their issuance, the warrants may be called by the Company for a price of $0.01 per underlying share if the closing price of its common stock has exceeded 150% of the exercise price for at least 20 trading days within a period of any 30 consecutive trading days and other certain conditions are met.  In addition, in the event of certain fundamental transactions, principally the purchase of the Company’s outstanding common stock for cash, the holders of the warrants may demand that the Company purchase the unexercised portions of their warrants for a price equal to the Black-Scholes Value of such unexercised portions as of the time of the fundamental transaction.  Warrants issued to the investors were accounted for as an equity transaction with a value of $9.8 million recorded to common stock.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”) that provides employees of the Company an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning the first business day of January and July of each year. The purchase price is set at 85% of the average high and low market price of the Company's common stock on either the first or last day of the participation period, whichever is lower, and contributions are limited to the lower of 10% of an employee's compensation or $25,000.  The Company issues new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan.

The amounts of shares issued for the ESPP are as follows:
	Number of Common Stock Shares	Purchase Price per Share of Common Stock

Amount of shares reserved for the ESPP	4,500,000

Number of shares issued for calendar years 2000 through 2007	(1,123,857)	$1.87 - $40.93
Number of shares issued for calendar year 2008	(592,589)	$0.88 - $ 5.62
Number of shares issued for calendar year 2009	(1,073,405)	$0.88 - $ 0.92

Remaining shares reserved for the ESPP	1,710,149

Future Issuances

As of December 31, 2009, the Company had reserved a total of 16.9 million shares of its common stock for future issuances as follows:

Number of Common Stock Shares Available

For exercise of outstanding common stock options	9,953,767
For future issuances to employees under the ESPP	1,710,149
For future common stock option awards	2,252,014
For future exercise of warrants	3,000,003

Total reserved	16,915,933

NOTE 4.  Equity Facility

On October 1, 2009, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”).  The Purchase Agreement provides that upon certain terms and conditions, and the issuance of a draw-down request by the Company, Commerce Court has committed to purchasing up to $25 million worth of shares of the Company’s common stock over the 24-month term of the Purchase Agreement; provided, however, in no event may the Company sell more than 15,971,169 shares of common stock under the Purchase Agreement, which is equal to one share less than twenty percent of the Company’s outstanding shares of common stock as of the closing date of the Purchase Agreement, less the number of shares of common stock the Company issued to Commerce Court on the closing date in partial payment of its commitment fee, or more shares that would result in the beneficial ownership or more than 9.9% of the then issued and outstanding shares of our common stock by Commerce Court.

As payment of a portion of Commerce Court’s fees in connection with the Purchase Agreement, the Company agreed to issue to Commerce Court upon the execution of the Purchase Agreement, 185,185 shares of common stock and three warrants representing the right to purchase up to an aggregate of 1,600,000 shares of common stock, as follows:

-
a warrant, pursuant to which Commerce Court may purchase up to 666,667 shares of common stock at an exercise price of $1.69, which is equal to 125% of the average of the volume weighted average price of common stock for the three trading days immediately preceding the execution date of the Purchase Agreement,

-
a warrant, pursuant to which Commerce Court may purchase from up to 666,667 shares of common stock at an exercise price of $2.02, which is equal to 150% of the average of the volume weighted average price of common stock for the three trading days immediately preceding the execution date of the Purchase Agreement, and

-
a warrant, pursuant to which Commerce Court may purchase up to 266,666 shares of common stock at an exercise price of $2.36, which is equal to 175% of the average of the volume weighted average price of common stock for the three trading days immediately preceding the execution date of the Purchase Agreement.

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
From time to time over the term of the Purchase Agreement, and at the Company’s sole discretion, the Company may present Commerce Court with draw down notices to purchase common stock over a ten consecutive trading day period or such other period mutually agreed upon by the Company and Commerce Court (the “draw down period”) with each draw down subject to limitations based on the price of the Company’s common stock and a limit of the amount in the applicable fixed amount request, or 2.5% of the Company’s market capitalization at the time of such draw down, whichever is less.

The Company has the right to present Commerce Court with up to 24 draw down notices during the term of the Purchase Agreement, with only one such draw down notice allowed per draw down period with a minimum of five trading days required between each draw down period.

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

The Purchase Agreement also provides that, from time to time and at the Company’s sole discretion, the Company may grant Commerce Court the right to exercise one or more options to purchase additional shares of common stock during each draw down period for an amount of shares specified by the Company based on the trading price of the common stock. Upon Commerce Court’s exercise of such an option, the Company would sell to Commerce Court the shares of common stock subject to the option at a price equal to the greater of the daily volume weighted average price of the common stock on the day Commerce Court notifies the Company of its election to exercise its option or the threshold price for the option determined by the Company, less a discount calculated in the same manner as it is calculated in the draw down notice.

In addition to the issuance of shares of common stock to Commerce Court pursuant to the Purchase Agreement, a supplement to the Company’s shelf registration statement filed with the SEC also covers the sale of those shares from time to time by Commerce Court to the public.

The Company paid $45,000 of Commerce Court’s attorneys’ fees and expenses incurred by Commerce Court in connection with the preparation, negotiation, execution and delivery of the Purchase Agreement and related transaction documentation.  The Company has also agreed to pay up to $5,000 in certain fees and expenses incurred by Commerce Court in connection with any amendments, modifications or waivers of the Purchase Agreement, ongoing due diligence of our company and other transaction expenses associated with fixed requests made by the Company from time to time during the term of the Purchase Agreement, provided that the Company shall not be required to pay any reimbursement for any such expenses in any calendar quarter in which the Company provides a fixed request notice.

If the Company issues a draw down notice and fails to deliver the shares to Commerce Court on the applicable settlement date, and such failure continues for ten trading days, the Company has agreed to pay Commerce Court, at Commerce Court’s option, liquidated damages in cash or restricted shares of common stock.

Upon each sale of common stock to Commerce Court under the Purchase Agreement, the Company has also agreed to pay Reedland Capital Partners, an Institutional Division of Financial West Group, a placement fee equal to 1% of the aggregate dollar amount of common stock purchased by Commerce Court.

Financial Impact

The Purchase Agreement meets all of the criteria of a financial derivative instrument in accordance with the accounting literature in ASC 815, Derivatives and Hedging.  Derivative instruments should be measured initially at fair value; however, because the Purchase Agreement is based on the prevailing market price at a possible future transaction date, this variable-priced contract would not be expected to have a fair value other than zero.  The warrants issued by the Company were classified as a liability since the warrants met the classification requirements for liability accounting in accordance with ASC 815.

Costs incurred to enter into this derivative instrument were expensed as incurred.  During the three months ended December 31, 2009, the Company expensed the fair value of the common stock and warrants issued as a non-operating expense from a financing derivative instrument within the condensed consolidated statement of operations.

The fair value of the 185,185 shares of common stock issued was based on the closing price of $1.23 per share on October 1, 2009, or $0.2 million.  The fair value of each warrant was estimated using the Black-Scholes option valuation model using the weighted-average assumptions set forth below.  The option-pricing model requires the input of highly subjective assumptions, including the warrant’s expected life and the price volatility of the underlying stock, as outlined below:

Black-Scholes Assumptions As of October 1, 2009	Warrant 1	Warrant 2	Warrant 3	TOTAL
Grant date	10/1/09	10/1/09	10/1/09
Stock price	$1.23	$1.23	$1.23
Exercise price	$1.69	$2.02	$2.36
Expected term	5.5 years	5.5 years	5.5 years
Dividend yield	0%	0%	0%
Volatility	95%	95%	95%
Risk-free interest rate	2.2%	2.2%	2.2%
Black-Scholes value	$0.87	$0.84	$0.81

Number of warrants issued	666,667	666,667	266,666	1,600,000
Value of warrants	$580,000	$560,000	$216,000	$1,356,000

On October 1, 2009, the Company recorded $1.4 million in non-operating expense related to the issuance of these warrants.  The Company expects an impact to the consolidated statement of operations when it records an adjustment to fair value of the warrants at the end of each quarterly reporting period going forward.

As of December 31, 2009, the fair value of the warrants was estimated to be $1.1 million and the Company recorded a gain of $0.2 million on the change in fair value of the warrants since October 1, 2009.  The fair value of each warrant was estimated using the following weighted-average assumptions:

Black-Scholes calculation As of December 31, 2009	Warrant 1	Warrant 2	Warrant 3	TOTAL
Grant date	10/1/09	10/1/09	10/1/09
Stock price	$1.07	$1.07	$1.07
Exercise price	$1.69	$2.02	$2.36
Expected term	5.25 years	5.25 years	5.25 years
Dividend yield	0%	0%	0%
Volatility	95%	95%	95%
Risk-free interest rate	2.7%	2.7%	2.7%
Black-Scholes value	$0.73	$0.70	$0.67

Number of warrants issued	666,667	666,667	266,666	1,600,000
Value of warrants	$486,667	$466,667	$178,666	$1,132,000

NOTE 5.  Receivables

The components of accounts receivable consisted of the following:

(in thousands)	As of December 31, 2009	As of September 30, 2009

Accounts receivable	$42,168	$40,474
Accounts receivable – unbilled	5,198	6,068

Accounts receivable, gross	47,366	46,542

Allowance for doubtful accounts	(6,640)	(7,125)

Total accounts receivable, net	$40,726	$39,417

The Company records receivables from certain solar panel and solar power systems contracts using the percentage-of-completion method.  The term of the contracts associated with this type of receivable usually exceed a period of one year.  As of December 31, 2009, the Company had recorded $13.0 million of accounts receivable using the percentage of completion method.  Of this amount, $8.5 million was invoiced and $4.5 million was unbilled as of December 31, 2009.  Unbilled accounts receivable represents revenue recognized but not yet billed or accounts billed after the period ended.  Billings on contracts using the percentage-of-completion method usually occurs upon completion of predetermined contract milestones or other contract terms, such as customer approval.  The allowance for doubtful accounts specifically related to receivables recorded using the percentage-of-completion method totaled $2.5 million as of December 31, 2009.  The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection.

All of the Company’s accounts receivable as of December 31, 2009 is expected to be collected within the next twelve months.

The following table summarizes the changes in the allowance for doubtful accounts:

(in thousands)	For the Three Months Ended December 31,
	2009	2008

Balance at beginning of period	$7,125	$2,377
Provision adjustment – (recovery) expense	(434)	922
Write-offs - deductions against receivables	(51)	-

Balance at end of period	$6,640	$3,299

NOTE 6.  Inventory

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor, and manufacturing overhead costs.  The components of inventory consisted of the following:

(in thousands)	As of December 31,2009	As of September 30, 2009

Raw materials	$28,237	$27,607
Work-in-process	7,057	6,496
Finished goods	7,374	9,998

Inventory, gross	42,668	44,101

Less: valuation allowance	(11,214)	(9,880)

Total inventory, net	$31,454	$34,221

The following table summarizes the changes in the valuation allowance accounts:

(in thousands)	For the Three Months Ended December 31,
	2009	2008

Balance at beginning of period	$9,880	$12,625
Provision adjustment – (recovery) expense	(378)	5,507
Adjustments against inventory or provisions	1,712	(780)

Balance at end of period	$11,214	$17,352

NOTE 7.  Property, Plant, and Equipment

The components of property, plant, and equipment consisted of the following:

(in thousands)	As of December 31, 2009	As of September 30, 2009

Land	$1,502	$1,502
Building and improvements	34,922	34,922
Equipment	98,711	98,693
Furniture and fixtures	3,065	3,065
Computer hardware and software	2,655	2,660
Leasehold improvements	1,055	1,094
Construction in progress	3,144	3,031

Property, plant and equipment, gross	145,054	144,967

Less: accumulated depreciation and amortization	(92,335)	(89,939)

Total property, plant and equipment, net	$52,719	$55,028

As of December 31, 2009 and September 30, 2009, the Company did not have any significant capital lease agreements.

Depreciation expense was $2.4 million and $3.1 million for the three months ended December 31, 2009 and 2008, respectively.

NOTE 8.  Goodwill

As of September 30, 2009, the Company performed an impairment test on its goodwill based on revised operational and cash flow forecasts.  The impairment testing indicated that no impairment existed and that fair value exceeded carrying value by approximately 40%.  As of December 31, 2009, the Company performed an annual impairment test on its goodwill of $20.4 million related to its Photovoltaics reporting unit and the Company believes the carrying amount of the goodwill is not impaired.  There were no events or change in circumstances that would more likely than not reduce the fair value of the Photovoltaics reporting unit below its carrying amount.  However, if there is further erosion of the Company’s market capitalization or the Photovoltaics reporting unit is unable to achieve its projected cash flows, management may be required to perform additional impairment tests of its remaining goodwill.  The outcome of these additional tests may result in the Company recording goodwill impairment charges.

NOTE 9.  Intangible Assets

The following table sets forth changes in the carrying value of intangible assets by reporting segment:

(in thousands)	As of December 31, 2009			As of September 30, 2009
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics	$24,522	$(12,993)	$11,529	$24,494	$(12,341)	$12,153
Photovoltaics	1,589	(694)	895	1,459	(630)	829

Total	$26,111	$(13,687)	$12,424	$25,953	$(12,971)	$12,982

The Company believes the carrying amount of its long-lived assets and intangible assets as of December 31, 2009 are recoverable.  However, if there is further erosion of the Company’s market capitalization or the Company is unable to achieve its projected cash flows, management may be required to perform impairment tests of its remaining long-lived assets and intangible assets.  The outcome of these tests may result in the Company recording impairment charges.

Amortization expense related to intangible assets is generally included in SG&A on the consolidated statements of operations.  Amortization expense was $0.7 million and $1.1 million for the three months ended December 31, 2009 and 2008, respectively.

Based on the carrying amount of the intangible assets as of December 31, 2009, the estimated future amortization expense is as follows:
(in thousands)	Estimated Future Amortization Expense

Nine months ended September 30, 2010	$2,133
Fiscal year ended September 30, 2011	2,463
Fiscal year ended September 30, 2012	2,139
Fiscal year ended September 30, 2013	1,804
Fiscal year ended September 30, 2014	1,269
Thereafter	2,616

Total future amortization expense	$12,424

NOTE 10.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of December 31, 2009	As of September 30, 2009

Compensation-related	$4,521	$5,861
Warranty	4,417	4,287
Loss on firm commitments	-	3,821
Professional fees	2,046	1,839
Royalty	2,113	1,937
Self insurance	1,431	1,272
Deferred revenue and customer deposits	3,858	886
Income and other taxes	685	625
Accrued program loss	15	51
Restructuring accrual	342	395
Other	1,614	713

Total accrued expenses and other current liabilities	$21,042	$21,687

The following table summarizes the changes in the product warranty accrual accounts:

(in thousands)	For the Three Months Ended December 31,
	2009	2008

Balance at beginning of period	$4,287	$4,640
Provision adjustment – expense (recovery)	340	(133)
Utilization of warranty accrual	(210)	(395)

Balance at end of period	$4,417	$4,112

NOTE 11.  Restructuring Charges

In accordance with ASC 420, Exit or Disposal Cost Obligations, restructuring charges include costs associated with the integration of business acquisitions and overall cost-reduction efforts, all of which are generally included in SG&A on the consolidated statements of operations.

Restructuring charges consisted of the following:

(in thousands)	For the Three Months Ended December 31,
	2009	2008

Employee severance-related expense	$8	$617
Other restructuring-related expense	-	-

Total restructuring charges	$8	$617

The following table sets forth changes in the severance and restructuring-related accrual accounts:

(in thousands)	Severance-related Accrual	Restructuring-related Accrual	Total
Balance as of September 30, 2009	$226	$395	$621

Additional accruals	8	-	8
Cash payments or otherwise settled	(223)	(53)	(276)

Balance as of December 31, 2009	$11	$342	$353

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

As of December 31, 2009, the Company had a $10.7 million prime rate loan outstanding, with an interest rate of 8.25%, and approximately $2.9 million in outstanding standby letters of credit under this credit facility.

The facility is also subject to certain financial covenants.  On February 8, 2010, the Company and Bank of America entered into a Sixth Amendment to the Company’s revolving asset-backed credit facility, which (a) permits the Company to enter into foreign exchange hedging transactions pursuant to a separate facility with the bank, provided that available amounts under such facility shall be deducted from the maximum revolving loan limit under this facility; and (b) resets the EDITDA financial covenant for the first quarter of fiscal 2010 to place the Company in compliance with that covenant.

Short-term Debt

In December 2008, the Company borrowed $0.9 million from UBS Securities that is collateralized with $1.4 million of auction rate preferred securities.  The average interest rate on the loan is approximately 1.4% and the term of the loan is dependent upon the timing of the settlement of the auction rate securities with UBS Securities which is expected to occur by June 2010 at 100% par value.

Letters of credit

As of December 31, 2009, the Company had 8 standby letters of credit issued and outstanding which totaled approximately $3.1 million, of which $2.9 million was issued against the Company’s credit facility with Bank of America and the remaining $0.2 million in standby letters of credit are collateralized with other financial institutions and are listed on the Company’s balance sheet as restricted cash.

NOTE 13.  Commitments and Contingencies

The Company leases certain land, facilities, and equipment under non-cancelable operating leases. The leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense.  Net facility and equipment rent expense under such leases totaled approximately $0.7 million and $0.6 million for the three months ended December 31, 2009 and 2008, respectively.

Estimated future minimum rental payments under the Company's non-cancelable operating leases with an initial or remaining term of one year or more as of December 31, 2009 are as follows:

(in thousands)	Estimated Future Minimum Lease Payments

Nine months ended September 30, 2010	$1,444
Fiscal year ended September 30, 2011	1,814
Fiscal year ended September 30, 2012	1,072
Fiscal year ended September 30, 2013	799
Fiscal year ended September 30, 2014	76
Thereafter	2,699

Total minimum lease payments	$7,904

Legal Proceedings

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.  The Company does not believe it has a potential liability related to current legal proceedings and claims that could individually, or in the aggregate, have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any legal matters or should several legal matters be resolved against the Company in the same reporting period, then the operating results of that particular reporting period could be materially adversely affected.  In the past, the Company settled certain matters that did not individually, or in the aggregate, have a material impact on the Company’s results of operations.

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

On or about February 12, 2009, a second purported stockholder class action (Mueller v. EMCORE Corporation et al., Case No. 1:09cv 133 (D.N.M.)) (the “Mueller Class Action”) was filed in the United States District Court for the District of New Mexico against the same defendants named in the Prissert Class Action, based on substantially the same facts and circumstances, containing substantially the same allegations and seeking substantially the same relief.  Plaintiffs in both class actions have moved to consolidate the matters into a single action, and several alleged EMCORE shareholders have moved to be appointed lead class plaintiff of the to-be consolidated action.  Selection of a lead plaintiff in this matter is currently pending before the Court.

On January 23, 2009, Plaintiff James E. Stearns filed a purported stockholder derivative action (the “Stearns Derivative Action”) on behalf of the Company against certain of its present and former directors and officers (the “Individual Defendants”), as well as the Company as nominal defendant in the Superior Court of New Jersey, Atlantic County, Chancery Division (James E. Stearns, derivatively on behalf of  EMCORE Corporation v. Thomas J. Russell, Robert Bogomolny, Charles Scott, John Gillen, Reuben F. Richards, Jr., Hong Q. Hou, Adam Gushard, David Danzilio and Thomas Werthan, Case No. Atl-C-10-09).  This action is based on essentially the same factual contentions as the Prissert Class Action, and alleges that the Individual Defendants engaged in improprieties and violations of law in connection with the reporting of the GGE backlog.  The Derivative Action seeks several forms of relief, allegedly on behalf of the Company, including, among other things, damages, equitable relief, corporate governance reforms, an accounting of, rescission of, restitution of, and costs and disbursements of the lawsuit.

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

The Stearns Derivative Action and the Thomas Derivative action have been consolidated before a single judge in Somerset County, New Jersey, and have been stayed pending the Prissert and Mueller Class Actions.

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

As of December 31, 2009 and the filing date of this Quarterly Report on Form 10-Q, no amounts have been accrued for any litigation item discussed above since no estimate of loss can be made at this time.

See Footnote 17 – Subsequent Event for additional commitments and contingencies related to the Tangshan agreements announced on February 3, 2010.

NOTE 14.  Income Taxes

During the three months ended December 31, 2009 and 2008, there were no material increases or decreases in unrecognized tax benefits and management does not anticipate any material increases or decreases in the amounts of unrecognized tax benefits over the next twelve months.  As of December 31, 2009, the Company had approximately $0.2 million of interest and penalties accrued as tax liabilities on the balance sheet.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

(in thousands)
Balance as of September 30, 2009	$374

Subtractions based on tax positions related to the current year	(17)
Subtractions for tax positions of prior years	(19)

Balance as of December 31, 2009	$338

The Company files income tax returns in the U.S. federal, state, and local jurisdictions and, currently, no federal, state, and local income tax returns are under examination.  The following tax years remain open to income tax examination for each of the more significant jurisdictions where the Company is subject to income taxes: after fiscal year 2006 for U.S. federal; after fiscal year 2005 for the state of California and after fiscal year 2006 for the state of New Mexico.

NOTE 15.  Segment Data and Related Information

The Company has five operating segments: (1) EMCORE Digital Fiber Optics Products, (2) EMCORE Broadband Fiber Optics Products, and (3) EMCORE Hong Kong, which are aggregated as a separate reporting segment, Fiber Optics, and (4) EMCORE Photovoltaics and (5) EMCORE Solar Power, which are aggregated as a separate reporting segment, Photovoltaics.  Fiber Optics revenue is derived primarily from sales of optical components and subsystems for CATV, FTTP, enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers, and satellite communications data links.   Photovoltaics revenue is derived primarily from the sales of solar power conversion products for the space and terrestrial markets, including solar cells, coverglass interconnected solar cells, satellite solar panels, concentrator solar cells and concentrating photovoltaic (“CPV”) receiver assemblies and systems.  The Company evaluates its reportable segments in accordance with ASC 280, Segment Reporting. The Company’s Chief Executive Officer is the Chief Operating Decision Maker pursuant to ASC 280, and he allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results and other non-GAAP financial ratios.  Operating income or expense that is not specifically related to an operating segment is charged to a separate unallocated corporate division.

The following table sets forth the revenue and percentage of total revenue attributable to each of the Company’s reporting segments.

Segment Revenue (in thousands)	For the Three Months Ended December 31,
	2009		2008
	Revenue	% of Revenue	Revenue	% of Revenue
Fiber Optics	$25,608	60%	$39,166	72%
Photovoltaics	16,793	40	14,890	28
Total revenue	$42,401	100%	$54,056	100%

The following table sets forth the Company’s consolidated revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

Geographic Revenue (in thousands)	For the Three Months Ended December 31,
	2009		2008
	Revenue	% of Revenue	Revenue	% of Revenue
United States	$34,361	81%	$31,715	58%
Asia	6,196	15	19,208	36
Europe	1,277	3	2,797	5
Other	567	1	336	1
Total revenue	$42,401	100%	$54,056	100%

The following table sets forth our significant market sectors, defined as product line sales that represented greater than 10% of total consolidated revenue, by reporting segment.

Significant Market Sectors As a percentage of total consolidated revenue	For the Three Months Ended December 31,
	2009	2008
Fiber Optics – related:
Cable Television Products	21%	14%
Parallel Optical Transceiver / Cable Products	10%	-
Enterprise Products	-	15%
Telecom Optical Products	-	14%
Photovoltaics – related:
Satellite Solar Power Generation	38%	26%

The following table sets forth our significant customer, defined as customers that represented greater than 10% of total consolidated revenue, by reporting segment.

Significant Customers As a percentage of total consolidated revenue	For the Three Months Ended December 31,
	2009	2008
Fiber Optics – related customer:
Cisco Systems, Inc.	14%	17%
Photovoltaics – related customer:
Loral Space & Communications	15%	14%

The following table sets forth operating losses attributable to each of the Company’s reporting segments and Corporate division.

Statement of Operations Data (in thousands)	For the Three Months Ended December 31,
	2009	2008
Operating loss:
Fiber Optics segment	$(8,407)	$(48,423)
Photovoltaics segment	(3,525)	(4,035)
Corporate division	-	(3)
Operating loss	$(11,932)	$(52,461)

The following table sets forth the depreciation and amortization attributable to each of the Company’s reporting segments and Corporate division.

Segment Depreciation and Amortization (in thousands)	For the Three Months Ended December 31,
	2009	2008
Fiber Optics segment	$1,764	$2,852
Photovoltaics segment	1,353	1,441
Total depreciation and amortization	$3,117	$4,293

Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of the Company’s reporting segments and Corporate division.

Long-lived Assets (in thousands)	As of December 31, 2009	As of September 30, 2009

Fiber Optics segment	$35,676	$37,399
Photovoltaics segment	49,027	50,169
Corporate division	824	826
Total long-lived assets	$85,527	$88,394

NOTE 16.  Fair Value Accounting

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

The following table provides the Company’s financial assets and liabilities, consisting of the following types of instruments, measured at fair value on a recurring basis:

(in thousands)	As of December 31, 2009
	Quoted Prices in Active Markets for Identical Assets [Level 1]	Significant Other Observable Remaining Inputs [Level 2]	Significant Unobservable Inputs [Level 3]	Total
Assets
Money market fund deposits	$15,138	$-	$-	$15,138
Restricted fund deposits	167	-	-	167
Asset-backed auction rate securities	-	1,350	-	1,350

Total assets measured at fair value	$15,305	$1,350	$-	$16,655

Liabilities

Warrants	$-	$1,132	$-	$1,132

The following table provides the Company’s financial assets and liabilities, measured and recorded at fair value on a recurring basis, as presented on our Condensed Consolidated Balance Sheet:

(in thousands)	As of December 31, 2009
	Quoted Prices in Active Markets for Identical Assets [Level 1]	Significant Other Observable Remaining Inputs [Level 2]	Significant Unobservable Inputs [Level 3]	Total
Assets
Cash and cash equivalents	$15,138	$-	$-	$15,138
Restricted cash	4	-	-	4
Available-for-sale securities, non current	-	1,350	-	1,350
Long-term restricted cash	163	-	-	163

Total assets measured at fair value	$15,305	$1,350	$-	$16,655

Liabilities

Warrant liability	$-	$1,132	$-	$1,132

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

The Company did not hold financial assets and liabilities which were valued using unobservable inputs as of December 31, 2009.

The carrying amounts of accounts receivable, short-term debt including borrowings under the Company’s credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

In February 2008, the FASB issued authoritative guidance, which delayed the effective date of ASC 820 for all non-financial assets and non-financial liabilities that are not re-measured at fair value on a recurring basis (at least annually). The guidance was effective for the Company beginning October 1, 2009 and it did not have an impact on our consolidated financial position, results of operations or cash flows in the three months ended December 31, 2009.

NOTE 17.  Subsequent Event

On February 3, 2010, the Company entered into a share purchase agreement to create a joint venture with Tangshan Caofeidian Investment Corporation (“TCIC”), a Chinese investment company located in the Caofeidian Industry Zone, Tangshan City, Hebei Province of China.

The agreement provides for TCIC to purchase a sixty percent (60%) interest in the Company’s Fiber Optics business (excluding its satellite communications and specialty photonics fiber optics product lines), which will be operated as a joint venture once the transaction is closed.  The Fiber Optics businesses included in this transaction are the Company’s telecom, enterprise, cable television (CATV), fiber-to-the-premises (FTTP), and video transport product lines. The Company will retain the satellite communications and specialty photonics fiber optics product lines as well as the satellite and terrestrial solar businesses.

The new joint venture entity will be named EMCORE Fiber Optics, Limited (“EFO”), and will be a newly formed corporation organized in Hong Kong. The agreement provides for TCIC to pay the Company $27.75 million in cash, subject to adjustment based on the net asset value of the business as of the closing date, and also to provide $27 million of additional debt financing to EFO subsequent to the closing, with $18 million to be funded within 90 days of closing and $9 million to be funded within 90 days of the first anniversary of the closing.  The Company will be providing 50% of its equity interest in EFO as collateral for this indebtedness.  In addition, the agreement provides for the Company to provide $3 million of additional debt financing to EFO after the closing, with $2 million to be funded within 5 business days of the closing and $1 million to be funded within 90 days of the first anniversary of the closing.

The agreement is subject to the approval of both the Company’s board of directors and the board of directors of TCIC, and the closing of the transaction is subject to material conditions, including regulatory and governmental approvals in the U.S. and China.  If US regulatory approvals are not obtained, the Company will be obligated to pay a termination fee of $2,775,000 to TCIC.

The parties also executed a Shareholders Agreement to provide for operation of EFO following closing.  The terms of the Shareholders Agreement provide that TCIC shall have the right to elect three of EFO’s five directors of EFO, as well as to designate the Chairman of the Board and the Chief Financial Officer.  The Company will have the right to elect the remaining two directors and to nominate the Chief Executive Officer.  The Company also has the right to approve certain key corporate matters (including modifications of EFO’s governing documents, changes in equity and corporate structure, mergers, acquisitions and dispositions, the incurring of indebtedness, and the annual business plan and budget) through supermajority voting requirements on the Board (subject to certain deadlock provisions).  The Shareholders’ Agreement also imposes certain restrictions on the parties’ abilities to transfer their interest in EFO.

It is expected that the Company’s Executive Chairman and Chairman of the Board, Mr. Reuben F. Richards, Jr. will resign his position as the Company’s Executive Chairman effective as of the closing of the transaction to assume the role of CEO for EFO.  In addition, the agreement provides for certain other Company senior executives and the employees currently working for the transferred product lines to be offered positions with EFO. The agreement further contemplates that the Company’s President and CEO, Dr. Hong Q. Hou, will also serve as a director of EFO, providing strategic and operational oversight to the joint venture.

Tangshan Caofeidian Investment Corporation has nominated Dr. Yi Li as Chairman of the Board for EFO and TCIC will name a CFO to EFO subsequent to the closing.

Over the next several years, the joint venture is expected to focus on developing a high volume, low cost manufacturing infrastructure and a local customer support organization to better serve the expanding customer base in China and worldwide. TCIC has committed to providing additional funding support for the JV's future strategic growth through acquisitions.

In conjunction with the establishment of the joint venture, the Company and TCIC also entered into a supplemental agreement pursuant to which the Company agreed to establish its China terrestrial concentrator photovoltaics (CPV) manufacturing and operations base in the Caofeidian Industry Zone. The agreement includes a commitment by TCIC to provide the Company with the equivalent of $3.3 million in RMB denominated loans, tax and rent incentives and assistance in developing the Company’s solar power business in China.

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

Management Summary

Due to significant differences in operating strategy between the Company’s Fiber Optics and Photovoltaics businesses, the Company’s management and board of directors believes that they would provide greater value to shareholders if they were operated as two separate business entities.

In furtherance of this strategy, on February 3, 2010, the Company entered into a share purchase agreement to create a joint venture with Tangshan Caofeidian Investment Corporation (“TCIC”), a Chinese investment company located in the Caofeidian Industry Zone, Tangshan City, Hebei Province of China.  The agreement provides for TCIC to purchase a sixty percent (60%) interest in the Company’s Fiber Optics business (excluding its satellite communications and specialty photonics fiber optics product lines), which will be operated as a joint venture once the transaction is closed.  The Fiber Optics businesses included in this transaction are the Company’s telecom, enterprise, cable television (CATV), fiber-to-the-premises (FTTP), and video transport product lines. The Company will retain the satellite communications and specialty photonics fiber optics product lines as well as the satellite and terrestrial solar businesses.  In the Notes to the Condensed Consolidated Financial Statements, see Footnote 17 – Subsequent Event for additional information related to this new joint venture.

During fiscal 2009, management implemented a series of measures and continues to evaluate opportunities intended to align the Company’s cost structure with its revenue forecasts.  Such measures included several workforce reductions, temporary salary reductions, the elimination of executive and employee merit increases and bonuses for fiscal 2009, and the elimination or reduction of certain discretionary expenses.  The Company has also significantly lowered its spending on capital expenditures and focused on improving the management of its working capital.  During the last twelve months ended December 31, 2009, the Company monetized approximately $25.5 million of inventory, generated $16.9 million in cash from lowering its accounts receivable balances and achieved positive cash flow from operations during the quarters ended June 30, 2009 and September 30, 2009.

In fiscal 2010, the Company continues to remain focused on maximizing cash flow from operations while developing additional sources of liquidity.

Quarter Highlights

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

On November 12, 2009, the Company announced that it was awarded a contract by Dutch Space of Leiden, The Netherlands to manufacture, test, and deliver solar panels to power the Cygnus™ spacecraft being developed by Orbital Sciences Corporation (NYSE: ORB) for NASA's Commercial Resupply Service (CRS) project. With all options exercised the total value of the contract would be in excess of $15 million.  Under the CRS project, Orbital will carry out eight pressurized space cargo missions beginning in early 2011 and running through 2015 to provide a U.S.-produced and-operated automated cargo delivery service to the International Space Station.  An initial demonstration flight will be carried out as part of NASA's Commercial Orbital Transportation Services (COTS) project, which provided NASA incentives for developing the commercial launch services industry.  The solar panels to be delivered to Dutch Space will use EMCORE's ZTJ solar cells. With a sunlight-to-electricity conversion efficiency of 30%, the ZTJ solar cell is one of the highest performance space qualified multi-junction solar cell available in the world today.  Production of the solar panels will take place at the Company’s state-of-the-art manufacturing facilities located in Albuquerque, New Mexico.

On December 23, 2009, the Company announced that Sherman McCorkle was elected to join its Board of Directors as a Class B independent director.  Sherman McCorkle is a native New Mexican and has been deeply involved in the New Mexico business community for most of his career. He is President and Chief Executive Officer of Technology Ventures Corporation (TVC), an Albuquerque-based organization that assists start up companies in developing and commercializing technologies from research universities and the national laboratories. Prior to joining TVC as President & CEO in 1993, Mr. McCorkle served as CEO & President of Sunwest Credit Services Corporation Commencing in 1988. In 1977, he co-founded and was Charter Director of Plus Systems Incorporated, the original platform that enabled national and international electronic banking and ATM systems. In addition, Mr. McCorkle is a co-founder and Charter Director of New Mexico Bank and Trust and First Community Bank.

Order Backlog

As of December 31, 2009, the Company had a consolidated order backlog of approximately $61.2 million, a $1.4 million, or 2%, decrease from a $62.6 million order backlog reported as of the end of the preceding quarter.  On a segment basis, the quarter-end Photovoltaics order backlog totaled $42.3 million, a $5.4 million, or 11%, decrease from $47.7 million reported as of the end of the preceding quarter with the decrease due primarily to the rescheduling of a portion of a major customer’s backlog beyond the twelve month backlog reporting horizon.  The quarter-end Fiber Optics order backlog totaled $18.9 million, a $3.9 million, or 26% increase from $14.9 million reported as of the end of the preceding quarter.   Order backlog is defined as purchase orders or supply agreements accepted by the Company with expected product delivery and / or services to be performed within the next twelve months.

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
***

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP.  There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.  For a complete discussion of our accounting policies, recently adopted accounting pronouncements, and other required U.S. GAAP disclosures, we refer you to the accompanying footnotes to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Results of Operations

The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of total revenue.

STATEMENT OF OPERATIONS DATA	For the Three Months Ended December 31,
	2009	2008

Revenue	100.0%	100.0%
Cost of revenue	81.1	97.1

Gross profit	18.9	2.9

Operating expenses:
Selling, general, and administrative	29.3	22.5
Research and development	17.7	15.0
Impairments	-	62.5
Total operating expenses	47.0	100.0

Operating loss	(28.1)	(97.1)

Other (income) expense:
Interest income	-	(0.1)
Interest expense	0.3	0.4
Foreign exchange loss	0.5	0.9
Loss from financing derivative instrument	3.2	-
Impairment of investment	-	0.6
Total other expense	4.0	1.8
Net loss	(32.2)%	(98.9)%

Comparison of the Three Months Ended December 31, 2009 and 2008

Revenue:
Revenue for the three months ended December 31, 2009 was $42.4 million, a decrease of $11.6 million, or 22%, from $54.0 million reported in the same period last year.

On a segment basis, revenue for the Fiber Optics segment was $25.6 million, a decrease of $13.6 million, or 35%, from $39.2 million reported in the same period last year.  The decrease in Fiber Optics revenue was primarily due to a significant drop in demand from our customers due to the very unfavorable macroeconomic environment as well as continued pressure on selling prices as we compete to maintain or increase our market share positions.   For the three months ended December 31, 2009, the Fiber Optics segment represented 60% of the Company's consolidated revenue compared to 72% in the same period last year.

Revenue for the Photovoltaics segment was $16.8 million, an increase of $1.9 million, or 13%, from $14.9 million reported in the same period last year.  In the first quarter of fiscal 2010, the Photovoltaics segment experienced a 30% increase in revenue from satellite solar power products offset by a decrease in revenue from terrestrial concentrated photovoltaic (CPV) products.  For the three months ended December 31, 2009, the Photovoltaics segment represented 40% of the Company's consolidated revenue compared to 28% in the same period last year.

Gross Profit:
For the three months ended December 31, 2009, the consolidated gross profit was $8.0 million, an increase of $6.4 million from $1.6 million in gross profit reported in the same period last year.  For the three months ended December 31, 2009, the consolidated gross margin was 18.9% compared to a 2.9% gross margin reported in the same period last year.  This represents the Company’s best gross profit performance since the quarter ended June 30, 2008.

Fiber Optics gross margin for the three months ended December 31, 2009 was 16.7%, an increase from a negative 1.1% gross margin reported in the same period last year.  The improvement in Fiber Optics gross margin was due primarily to higher gross margins in the Company’s CATV product lines, as well as, lower inventory excess and obsolescence charges when compared to the prior year.  As indicated in our prior year filings, the Company recorded $5.3 million of inventory and product warranty expense which adversely affected gross margin.

Photovoltaics gross margin for the three months ended December 31, 2009 was 22.1%, an increase from 13.6% gross margin reported in the same period last year.  The significant increase in Photovoltaics gross margin was primarily due to increased sales of higher margin satellite solar power products along with improved manufacturing yields on certain satellite solar panel contracts.

Operating Expenses:
Sales, general, and administrative expenses for the three months ended December 31, 2009 totaled $12.4 million, a $0.3 million increase from $12.1 million reported in the same period last year.  During the quarter, the Company incurred $1.3 million of non-cash stock-based compensation expense from the forfeiture of stock options.  Also, the Company incurred legal expense of approximately $4.2 million related to patent litigation and other corporate legal charges.  Last year, SG&A included $0.8 million of additional provision for bad debt in the Photovoltaics segment, primarily related to receivables from the sale of terrestrial solar power products, $0.6 million related to severance and restructuring charges, and $0.6 million of patent litigation and other corporate-related legal expense.  As a percentage of revenue, SG&A expenses were 29.3%, an increase from 22.5% in the same period last year.

Research and development expenses for the three months ended December 31, 2009 totaled $7.5 million, a decrease of $0.6 million, or 7%, from $8.1 million reported in the same period last year.  As a percentage of revenue, R&D expenses were 17.7%, an increase from 15.0% in the same period last year.

Impairments:
As disclosed last year, the Company performed its annual goodwill impairment test as of December 31, 2008 and, based on that analysis, determined that goodwill related to its Fiber Optics segment was fully impaired.  As a result, the Company recorded a non-cash impairment charge of $31.8 million in the first quarter of fiscal 2009 and the Company’s balance sheet no longer reflects any goodwill associated with its Fiber Optics segment.   During the first fiscal quarter of 2009, the Company also recorded a $1.9 million non-cash impairment charge related to certain intangible assets acquired from Intel Corporation that were subsequently abandoned.

Consolidated operating expenses for the three months ended December 31, 2009 totaled $19.9 million, a decrease of $34.1 million from $54.0 million reported in the same period last year, with the variance primarily due to the impairment charge discussed above.

Operating loss:
For the three months ended December 31, 2009, the consolidated operating loss was $11.9 million, a decrease of $40.5 million from an operating loss of $52.4 million reported in the same period last year, with the variance primarily due to the impairment charge discussed above.   This represents the Company’s best operating performance since the quarter ended June 30, 2008.

Loss from financing derivative instrument.
On October 1, 2009, the Company entered into an equity line of credit arrangement that met all the criteria of a financial derivative instrument in accordance with the accounting literature in ASC 815, Derivatives and Hedging.  Costs incurred to enter into this derivative instrument were expensed as incurred.  During the three months ended December 31, 2009, the Company expensed the fair value of the common stock and warrants issued of approximately $1.4 million as a non-operating expense from a financing derivative instrument.  In the Notes to the Condensed Consolidated Financial Statements, see Footnote 4 for a description of the terms and details related to the financial impact of the equity facility.

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

Net Loss:
For the three months ended December 31, 2009, the consolidated net loss was $13.6 million, a decrease of $39.8 million from $53.4 million reported in the same period last year, with the variance primarily due to the impairment charge discussed above.   The net loss per share for the three months ended December 31, 2009 was $0.17, a decrease of $0.52 per share, from a net loss of $0.69 per share reported in the same period last year.

Liquidity and Capital Resources

As of December 31, 2009, cash, cash equivalents, available-for-sale securities and current restricted cash totaled approximately $16.5 million.

The Company incurred a net loss of $13.6 million for the three months ended December 31, 2009.  The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to reduce or eliminate its net losses for the foreseeable future.  Although the Company experienced year-over-year revenue growth in most years, in fiscal 2009, the Company had not been able to sustain historical revenue growth rates due to material adverse changes in market and economic conditions.  If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

Historically, the Company has consumed cash from operations.  During the three months ended December 31, 2009, the Company consumed cash from operations of approximately $1.2 million and, over the last three quarters, has only consumed $0.2 million in cash from operations due primarily to improved working capital management.

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

Cash Flow

Cash Used for Operations

For the three months ended December 31, 2009, net cash used by operating activities totaled approximately $1.2 million, which represents a decrease of $19.9 million from $21.1 million in cash used by operating activities for the three months ended December 31, 2008.

For the three months ended December 31, 2009, the $1.2 million cash usage was primarily due to the Company’s net loss of $13.6 million offset by a net decrease in certain components of working capital.  The net decrease in certain components of working capital was primarily due to a $3.7 million increase in accounts payable, a $3.1 million decrease in inventory, and a $0.2 million decrease in other assets offset by a $1.0 million increase in accounts receivable and a decrease of $1.0 million in accrued expenses and other liabilities.  Significant non-cash adjustments used to reconcile net loss to net cash used in operating activities included $3.2 million related to stock-based compensation expense, $3.1 million related to depreciation and amortization expense, and $1.4 million related to a loss from a financing derivative instrument.

For the three months ended December 31, 2008, the $21.1 million cash usage was primarily due to the Company’s net loss of $53.4 million and a net increase in certain components of working capital of approximately $13.7 million.  The net increase in certain components of working capital was primarily due to a $6.8 million decrease in accounts payable, a $4.3 million increase in inventory, a $1.9 million increase in accounts receivable, and a $0.8 million decrease in accrued expenses and other current liabilities.  Significant non-cash adjustments used to reconcile net loss to net cash used in operating activities included $33.8 million in impairment of goodwill within the Fiber Optics segment, $4.4 million related to an increase in inventory provisions, $4.3 million related to depreciation and amortization expense, $2.1 related to stock-based compensation expense, and $0.9 million related to an increase in the provision for doubtful accounts.

Net Cash Provided by Investing Activities

For the three months ended December 31, 2009, net cash provided by investing activities totaled $1.3 million, which represents an increase of $0.2 million from $1.1 million in cash provided by investing activities for the three months ended December 31, 2008.

For the three months ended December 31, 2009, the $1.3 million in net cash provided by investing activities was primarily due to from the release of restricted cash of $1.5 million offset by $0.2 million in capital expenditures and patent investments.

For the three months ended December 31, 2008, the $1.1 million in net cash provided by investing activities was primarily due to $1.7 million received from the sale of available-for-sale securities offset by $0.6 million in capital expenditures.

Net Cash Provided by Financing Activities

For the three months ended December 31, 2009, net cash provided by financing activities totaled $0.9 million, which represents a decrease of $16.1 million from $17.0 million in cash provided by financing activities for the three months ended December 31, 2008.

For the three months ended December 31, 2009, the $0.9 million in net cash provided by financing activities consisted of $0.3 million in net borrowings under the Company’s credit facility with Bank of America and $0.5 million in proceeds from the Company’s employee stock purchase plan.

For the three months ended December 31, 2008, the $17.0 million in net cash provided by financing activities consisted of $15.4 million in net borrowings under the Company’s credit facility with Bank of America, $0.9 million in net borrowing with UBS, and $0.6 million in proceeds from the Company’s employee stock purchase plan.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments over the next five years are summarized in the table below:

(in thousands)		For the Fiscal Years Ended September 30,
	Total	2010	2011 to 2012	2013 to 2014	2015 and later

Operating lease obligations	$7,904	$1,444	$2,886	$875	$2,699
Line of credit	10,678	10,678	-	-	-
Short-term debt	843	843	-	-	-
Purchase obligations	23,480	23,420	60	-	-
Total contractual obligations and commitments	$42,905	$36,385	$2,946	$875	$2,699

Interest expense is not included in the contractual obligations and commitments table above since it is insignificant to the Company’s financial statements.

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

As of December 31, 2009, the Company had a $10.7 million prime rate loan outstanding, with an interest rate of 8.25%, and approximately $2.9 million in outstanding standby letters of credit under this credit facility.

The facility is also subject to certain financial covenants.  On February 8, 2010, the Company and Bank of America entered into a Sixth Amendment to the Company’s revolving asset-backed credit facility, which (a) permits the Company to enter into foreign exchange hedging transactions pursuant to a separate facility with the bank, provided that available amounts under such facility shall be deducted from the maximum revolving loan limit under this facility; and (b) resets the EDITDA financial covenant for the first quarter of fiscal 2010 to place the Company in compliance with that covenant.

Short-term Debt

In December 2008, the Company borrowed $0.9 million from UBS Securities that is collateralized with $1.4 million of auction rate preferred securities.  The average interest rate on the loan is approximately 1.4% and the term of the loan is dependent upon the timing of the settlement of the auction rate securities with UBS Securities which is expected to occur by June 2010 at 100% par value.

Letters of credit

As of December 31, 2009, the Company had 8 standby letters of credit issued and outstanding which totaled approximately $3.1 million, of which $2.9 million was issued against the Company’s credit facility with Bank of America and the remaining $0.2 million in standby letters of credit are collateralized with other financial institutions and are listed on the Company’s balance sheet as restricted cash.

Other

In February 2010, the Company’s 2000 Stock Option Plan is scheduled to expire.  Management is currently developing a new 10-year equity compensation plan, which may include both stock options and other forms of equity compensation.

Segment Data and Related Information

In the Notes to the Condensed Consolidated Financial Statements, see Footnote 15 for disclosures related to business segment revenue, geographic revenue, significant customers, and operating loss by business segment.

Recent Accounting Pronouncements

In the Notes to the Condensed Consolidated Financial Statements, see Footnote 2 for disclosures related to recent accounting pronouncements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.  We do not use derivative financial instruments for speculative purposes.

Currency Exchange Rates. The United States dollar is the functional currency for the Company’s consolidated financials. The functional currency of the Company’s Spanish subsidiary is the Euro and for the China subsidiary it is the Yuan Renminbi. The financial statements of these entities are translated to United States dollars using period end rates for assets and liabilities, and the weighted average rate for the period for all revenue and expenses. During the normal course of business, the Company is exposed to market risks associated with fluctuations in foreign currency exchange rates, primarily the Euro. To reduce the impact of these risks on the Company’s earnings and to increase the predictability of cash flows, the Company uses natural offsets in receipts and disbursements within the applicable currency as the primary means of reducing the risk. Some of our foreign suppliers may adjust their prices (in $US) from time to time to reflect currency exchange fluctuations, and such price changes could impact our future financial condition or results of operations.  The Company does not currently hedge its foreign currency exposure and does not believe that fluctuations of currency exchange rates will have a material impact to the Company’s financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.                      OTHER INFORMATION
ITEM 1.                      Legal Proceedings

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated.  The Company does not believe it has a potential liability related to current legal proceedings and claims that could individually, or in the aggregate, have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any legal matters or should several legal matters be resolved against the Company in the same reporting period, then the operating results of that particular reporting period could be materially adversely affected.  In the past, the Company settled certain matters that did not individually, or in the aggregate, have a material impact on the Company’s results of operations.

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

On or about February 12, 2009, a second purported stockholder class action (Mueller v. EMCORE Corporation et al., Case No. 1:09cv 133 (D.N.M.)) (the “Mueller Class Action”) was filed in the United States District Court for the District of New Mexico against the same defendants named in the Prissert Class Action, based on substantially the same facts and circumstances, containing substantially the same allegations and seeking substantially the same relief.  Plaintiffs in both class actions have moved to consolidate the matters into a single action, and several alleged EMCORE shareholders have moved to be appointed lead class plaintiff of the to-be consolidated action.  Selection of a lead plaintiff in this matter is currently pending before the Court.

On January 23, 2009, Plaintiff James E. Stearns filed a purported stockholder derivative action (the “Stearns Derivative Action”) on behalf of the Company against certain of its present and former directors and officers (the “Individual Defendants”), as well as the Company as nominal defendant in the Superior Court of New Jersey, Atlantic County, Chancery Division (James E. Stearns, derivatively on behalf of  EMCORE Corporation v. Thomas J. Russell, Robert Bogomolny, Charles Scott, John Gillen, Reuben F. Richards, Jr., Hong Q. Hou, Adam Gushard, David Danzilio and Thomas Werthan, Case No. Atl-C-10-09).  This action is based on essentially the same factual contentions as the Prissert Class Action, and alleges that the Individual Defendants engaged in improprieties and violations of law in connection with the reporting of the GGE backlog.  The Derivative Action seeks several forms of relief, allegedly on behalf of the Company, including, among other things, damages, equitable relief, corporate governance reforms, an accounting of, rescission of, restitution of, and costs and disbursements of the lawsuit.

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

The Stearns Derivative Action and the Thomas Derivative action have been consolidated before a single judge in Somerset County, New Jersey, and have been stayed pending the Prissert and Mueller Class Actions.

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

As of December 31, 2009 and the filing date of this Quarterly Report on Form 10-Q, no amounts have been accrued for any litigation item discussed above since no estimate of loss can be made at this time.

ITEM 1A.                      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or operating results.

Our agreement for the sale of a majority of our fiber optics assets and the creation of a joint venture in China is subject to the satisfaction of material conditions.  A failure of the transaction to close would likely have material adverse effect on the Company.

Our agreement with TCIC for the sale of a majority interest in our telecom, enterprise, CATV, FTTP and video transport product lines is subject to the approval of our and TCIC’s boards of directors, which means that, until these approvals are obtained, the agreement would not be enforceable by either party against the other.  In addition, the closing of the transaction is subject to the satisfaction of material conditions, including regulatory and government approvals in the U.S. and China.  In the event these conditions are not satisfied, we may be unable to consummate the transaction, and, if U.S. regulatory approvals are not obtained, the Company will be liable for the payment of a $2,775,000 termination fee to TCIC.

The Company has also agreed to relocate its China CPV manufacturing and operations base to the Caofeidian Industry Zone.  It is uncertain whether this operation can be successfully relocated, and failure to successfully do so may have an adverse impact on these operations as well as other aspects of the Company’s CPV business, which may be dependent on these operations.

A failure to close the joint venture transaction for any reason may have a material adverse effect on the Company.  Our relationships or credibility with customers could suffer if transition arrangements for the joint venture transactions are planned but not implemented due to a failure to close.  In addition, we would not realize the expected benefits under the terms of the joint venture arrangement, and, because we are restricted by the stock purchase agreement from conducting the business of the joint venture assets in ways other than the ordinary course during the pendency of the closing, we would not have had the opportunity to pursue other strategic transactions involving those assets.

If the joint venture transaction is consummated, the successful implementation of the joint venture will be subject to additional risks and uncertainties that may have an adverse material effect on the joint venture’s performance.  If the joint venture is not successful, the Company may suffer losses under its obligation to provide debt financing to the joint venture.

If the transaction is closed, the implementation of the joint venture transaction will also be subject to additional risks and uncertainties.  The assets included in the transaction will need to be transitioned to the joint venture, and in some cases will be relocated geographically to the Caofeidian Industry Zone in China, which may lead to unexpected cost and could result in business interruptions or other adverse consequences to the business.  A failure by the joint venture to retain key employees may also have an adverse material effect on the business and performance of the joint venture.  Because we will share ownership and management of the joint venture, the management of these risks will not be entirely within our control.

In addition, the Company has agreed to make $3.0 million in additional debt financing available to the joint venture following the closing, and to pledge 50% of its interest in the joint venture as collateral for the $27.0 million in working capital loans to the joint venture to be arranged by TCIC   The Company will likely suffer losses of these amounts if the joint venture is unable to repay its debts.

ITEM 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not Applicable
(b) Not Applicable
(c) Not Applicable

ITEM 3.                      Defaults upon Senior Securities

Not Applicable

ITEM 4.                      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended December 31, 2009.

ITEM 5.                      Other Information

Tangshan Agreements

On February 3, 2010, the Company entered into a share purchase agreement to create a joint venture with Tangshan Caofeidian Investment Corporation (“TCIC”), a Chinese investment company located in the Caofeidian Industry Zone, Tangshan City, Hebei Province of China.

The agreement provides for TCIC to purchase a sixty percent (60%) interest in the Company’s Fiber Optics business (excluding its satellite communications and specialty photonics fiber optics product lines), which will be operated as a joint venture once the transaction is closed.  The Fiber Optics businesses included in this transaction are the Company’s telecom, enterprise, cable television (CATV), fiber-to-the-premises (FTTP), and video transport product lines. The Company will retain the satellite communications and specialty photonics fiber optics product lines as well as the satellite and terrestrial solar businesses.

The new joint venture entity will be named EMCORE Fiber Optics, Limited (“EFO”), and will be a newly formed corporation organized in Hong Kong. The agreement provides for TCIC to pay the Company $27.75 million in cash, subject to adjustment based on the net asset value of the business as of the closing date, and also to provide $27 million of additional debt financing to EFO subsequent to the closing, with $18 million to be funded within 90 days of closing and $9 million to be funded within 90 days of the first anniversary of the closing.  The Company will be providing 50% of its equity interest in EFO as collateral for this indebtedness.  In addition, the agreement provides for the Company to provide $3 million of additional debt financing to EFO after the closing, with $2 million to be funded within 5 business days of the closing and $1 million to be funded within 90 days of the first anniversary of the closing.

The agreement is subject to the approval of both the Company’s board of directors and the board of directors of TCIC, and the closing of the transaction is subject to material conditions, including regulatory and governmental approvals in the U.S. and China.  If US regulatory approvals are not obtained, the Company will be obligated to pay a termination fee of $2,775,000 to TCIC.

The parties also executed a Shareholders Agreement to provide for operation of EFO following closing.  The terms of the Shareholders Agreement provide that TCIC shall have the right to elect three of EFO’s five directors of EFO, as well as to designate the Chairman of the Board and the Chief Financial Officer.  The Company will have the right to elect the remaining two directors and to nominate the Chief Executive Officer.  The Company also has the right to approve certain key corporate matters (including modifications of EFO’s governing documents, changes in equity and corporate structure, mergers, acquisitions and dispositions, the incurring of indebtedness, and the annual business plan and budget) through supermajority voting requirements on the Board (subject to certain deadlock provisions).  The Shareholders’ Agreement also imposes certain restrictions on the parties’ abilities to transfer their interest in EFO.

It is expected that the Company’s Executive Chairman and Chairman of the Board, Mr. Reuben F. Richards, Jr. will resign his position as the Company’s Executive Chairman effective as of the closing of the transaction to assume the role of CEO for EFO.  In addition, the agreement provides for certain other Company senior executives and the employees currently working for the transferred product lines to be offered positions with EFO. The agreement further contemplates that the Company’s President and CEO, Dr. Hong Q. Hou, will also serve as a director of EFO, providing strategic and operational oversight to the joint venture.

Tangshan Caofeidian Investment Corporation has nominated Dr. Yi Li as Chairman of the Board for EFO and TCIC will name a CFO to EFO subsequent to the closing.

Over the next several years, the joint venture is expected to focus on developing a high volume, low cost manufacturing infrastructure and a local customer support organization to better serve the expanding customer base in China and worldwide. TCIC has committed to providing additional funding support for the JV's future strategic growth through acquisitions.

In conjunction with the establishment of the joint venture, the Company and TCIC also entered into a supplemental agreement pursuant to which the Company agreed to establish its China terrestrial concentrator photovoltaics (CPV) manufacturing and operations base in the Caofeidian Industry Zone. The agreement includes a commitment by TCIC to provide the Company with the equivalent of $3.3 million in RMB denominated loans, tax and rent incentives and assistance in developing the Company’s solar power business in China.

Line of Credit

On February 8, 2010, the Company and Bank of America entered into a Sixth Amendment to the Company’s revolving asset-backed credit facility,  which (a) permits the Company to enter into foreign exchange hedging transactions pursuant to a separate facility with the bank, provided that available amounts under such facility shall be deducted from the maximum revolving loan limit under this facility; and (b) resets the EDITDA financial covenant for the first quarter of fiscal 2010 to place the Company in compliance with that covenant.

ITEM 6.                       Exhibits

Exhibit Number	Description
10.1*	Share Purchase Agreement, dated February 3, 2010, by and among Tangshan Caofeidian Investment Corporation and EMCORE Corporation.

10.2*	Shareholders Agreement, dated February 3, 2010, by and among Tangshan Caofeidian Investment Corporation and EMCORE Corporation.

10.3*	Supplemental Agreement, dated February 3, 2010, by and among Tangshan Caofeidian Investment Corporation and EMCORE Corporation.

10.4*	Sixth Amendment to the Loan and Security Agreement with Bank of America, N.A., dated February 8, 2010.

31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 9, 2010.

31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 9, 2010.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 9, 2010.

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 9, 2010.

_________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date: February 9, 2010	By: /s/ Hong Q. Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2010	By: /s/ John M, Markovich
John M. Markovich
Chief Financial Officer (Principal Financial and Accounting Officer)