Form 10-Q
period 2010-03-31
EMCORE CORP
filed 2010-05-10
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

The number of shares outstanding of the registrant’s no par value common stock as of May 4, 2010 was 84,102,819.

CAUTIONARY STATEMENT
 FOR PURPOSES OF “SAFE HARBOR PROVISIONS”
OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934.  These forward-looking statements are largely based on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which the Company operates.  These forward-looking statements may be identified by the use of terms and phrases such as “anticipates”, “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, “targets”, “will”, and similar expressions or variations of these terms and similar phrases.  Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  The cautionary statements should be read as being applicable to all forward-looking statements wherever they appear in this Quarterly Report and they should also be read in conjunction with the consolidated financial statements, including the related footnotes.

Neither management nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements.  The Company cautions you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in our Annual Report.  Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other Exchange Act reports filed with the Securities and Exchange Commission.  The Company assumes no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended March 31, 2010

PART I.	FINANCIAL INFORMATION
ITEM I.	Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six months ended March 31, 2010 and 2009
(in thousands, except loss per share)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Product revenue	$46,567	$41,160	$87,506	$91,886
Service revenue	1,627	2,124	3,090	5,454
Total revenue	48,194	43,284	90,596	97,340

Cost of product revenue	31,212	48,572	64,442	98,786
Cost of service revenue	1,488	1,717	2,656	3,970
Total cost of revenue	32,700	50,289	67,098	102,756

Gross profit (loss)	15,494	(7,005)	23,498	(5,416)

Operating expenses:
Selling, general, and administrative	9,023	11,966	21,446	24,124
Research and development	7,596	6,891	15,109	15,001
Impairments	-	-	-	33,781
Total operating expenses	16,619	18,857	36,555	72,906

Operating loss	(1,125)	(25,862)	(13,057)	(78,322)

Other (income) expense:
Interest income	(17)	(30)	(19)	(80)
Interest expense	103	143	219	338
Foreign exchange loss	729	908	961	1,380
Change in fair value of financial instruments	(322)	-	810	-
Cost of financing instruments	108	-	336	-
Impairment of investment	-	-	-	367
Gain from sale of investments	-	(3,144)	-	(3,144)
Total other (income) expense	601	(2,123)	2,307	(1,139)

Net loss	$(1,726)	$(23,739)	$(15,364)	$(77,183)

Foreign exchange translation adjustment	288	376	366	484

Comprehensive loss	$(1,438)	$(23,363)	$(14,998)	$(76,699)

Per share data:
Basic and diluted per share data:
Net loss	$(0.02)	$(0.30)	$(0.19)	$(0.99)

Weighted-average number of basic and diluted shares outstanding	82,459	78,384	81,758	78,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of March 31, 2010 and September 30, 2009
(in thousands)
(unaudited)

	As of March 31, 2010	As of September 30, 2009
ASSETS

Current assets:
Cash and cash equivalents	$17,181	$14,028
Restricted cash	588	1,521
Available-for-sale securities	1,250	1,350
Accounts receivable, net of allowance of $5,450 and $7,125, respectively	42,732	39,417
Inventory, net	32,583	34,221
Prepaid expenses and other current assets	4,462	4,712

Total current assets	98,796	95,249

Property, plant and equipment, net	50,374	55,028
Goodwill	20,384	20,384
Other intangible assets, net	11,910	12,982
Long-term restricted cash	-	163
Other non-current assets, net	689	753

Total assets	$182,153	$184,559

LIABILITIES and SHAREHOLDERS’ EQUITY

Current liabilities:
Borrowings from credit facility	$9,662	$10,332
Short-term debt	728	842
Accounts payable	30,259	24,931
Accrued expenses and other current liabilities	20,230	21,687

Total current liabilities	60,879	57,792

Warrant liability	810	-
Other long-term liabilities	102	104

Total liabilities	61,791	57,896

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized; no shares outstanding	-	-
Common stock, no par value, 200,000 shares authorized; 84,212 shares issued and 84,053 shares outstanding as of March 31, 2010; 80,982 shares issued and 80,823 shares outstanding as of September 30, 2009	697,541	688,844
Accumulated deficit	(576,197)	(560,833)
Accumulated other comprehensive income	1,101	735
Treasury stock, at cost; 159 shares as of March 31, 2010 and September 30, 2009	(2,083)	(2,083)
Total shareholders’ equity	120,362	126,663

Total liabilities and shareholders’ equity	$182,153	$184,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2010 and 2009
(in thousands)
(unaudited)

	For the Six Months Ended March 31,
	2010	2009
Cash flows from operating activities:

Net loss	$(15,364)	$(77,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairments	-	33,781
Stock-based compensation expense	5,250	3,636
Depreciation and amortization expense	6,236	8,509
Provision for inventory reserves	913	6,262
Net (recovery of) provision for doubtful accounts	(411)	2,662
Provision for product warranty	726	-
Impairment of investment	-	367
Loss on disposal of equipment	89	167
Compensatory stock issuances	403	267
Gain from sale of unconsolidated affiliate	-	(3,144)
Change in fair value of financial instruments	810
Cost of financing instruments	322	-
Total non-cash adjustments	14,338	52,507

Changes in operating assets and liabilities:
Accounts receivable	(3,472)	7,885
Inventory	715	10,993
Other assets	236	2,876
Accounts payable	5,333	(24,398)
Accrued expenses and other current liabilities	(1,957)	(3,293)
Total change in operating assets and liabilities	855	(5,937)

Net cash used in operating activities	(171)	(30,613)

Cash flows from investing activities:

Purchase of plant and equipment	(243)	(1,133)
Investments in patents	(358)	-
Proceeds from the sale of available-for-sale securities	100	2,679
Proceeds from the sale of an unconsolidated affiliate	-	11,017
Release of restricted cash	1,096	1,487

Net cash provided by investing activities	$595	$14,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2010 and 2009
(in thousands)
(unaudited)

(Continued from previous page)	For the Six Months Ended March 31,
	2010	2009
Cash flows from financing activities:

Net (payments on) proceeds from borrowings from credit facility	$(670)	$6,202
Net (payments on) proceeds from borrowings of short-term debt	(114)	888
Proceeds from exercise of employee stock options	-	32
Proceeds from employee stock purchase plan	505	613
Net proceeds from the equity line of credit facility	1,980	-

Net cash provided by financing activities	1,701	7,735

Effect of foreign currency on cash	1,028	1,215

Net increase (decrease) in cash and cash equivalents	3,153	(7,613)

Cash and cash equivalents at beginning of period	14,028	18,227

Cash and cash equivalents at end of period	$17,181	$10,614

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$148	$393

Cash paid during the period for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock related to equity line of credit facility	$228	$-

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

Certain prior period information has been reclassified to conform to this current period’s presentations.

We have evaluated subsequent events from March 31, 2010 through the date that these financial statements were issued.

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

Loss per Share. The Company’s loss per share was calculated by dividing net loss applicable to common stock by the weighted average number of common stock shares outstanding for the period and it is presented in the accompanying consolidated statements of operations.  For the three and six months ended March 31, 2010, and 2009, 9,876,855 and 10,106,042 stock options, respectively, and all warrants were excluded from the computation of diluted earnings per share since the Company incurred a net loss for these periods and any effect would have been anti-dilutive.

Liquidity and Capital Resources
As of March 31, 2010, cash, cash equivalents, available-for-sale securities and current restricted cash totaled approximately $19.0 million.  During the three months ended March 31, 2010, the Company incurred a net loss of $1.7 million and generated cash from operations of approximately $1.1 million.  The Company’s operating results for future periods are subject to numerous uncertainties and it is unclear if the Company will be able to reduce or eliminate its net losses for the foreseeable future.  In the event that management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

Historically, management has addressed the Company’s liquidity requirements through the combination of cost reduction initiatives, improvements in working capital management, capital markets transactions, and the sale of assets.  In fiscal 2010, management continues to remain focused on maximizing cash flow from operations while developing additional sources of liquidity.

On October 1, 2009, the Company entered into an equity line of credit arrangement with Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”).  Upon issuance of a draw-down request by the Company, Commerce Court has committed to purchase up to $25 million of the Company’s common stock over the 24-month term of the purchase agreement.  See Footnote 4 – Equity Facility for additional information related to this equity line of credit.

During the first six months of fiscal 2010, the Company has also significantly lowered its spending on capital expenditures and focused on improving the management of its working capital.  Over the last four quarters ended March 31, 2010, the Company generated approximately $0.9 million in cash from operations due to improved operating performance and working capital management including the monetization of $10.1 million of inventory and the generation of $4.6 million in cash from the lowering of accounts receivable balances.  The Company achieved positive cash flow from operations in three of the last four quarters, including the quarters ended June 30, 2009, September 30, 2009, and March 31, 2010.

We believe that our existing balances of cash, cash equivalents, and available-for-sale securities, together with the cash expected to be generated from operations, amounts expected to be available under our revolving credit facility with Bank of America and the equity line of credit agreement with Commerce Court will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.  However, in the event of unforeseen circumstances, or unfavorable market or economic developments, the Company may have to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt, or selling certain product lines and/or portions of our business. There can be no guarantee that the Company will be able to raise additional funds on terms acceptable to us, or at all. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if the Company experiences disappointing operating results.  If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations may be adversely affected.

Strategic Plan
Due to significant differences in operating strategy between the Company’s Fiber Optics and Photovoltaics businesses, the Company’s management and Board of Directors believes that they would provide greater value to shareholders if they were operated as two separate business entities.

In furtherance of this strategy, on February 3, 2010, the Company entered into a Share Purchase Agreement to create a joint venture with Tangshan Caofeidian Investment Corporation (“TCIC”), a Chinese investment company located in the Caofeidian Industry Zone, Tangshan City, Hebei Province of China.  The Share Purchase Agreement provides for the Company to sell a sixty percent (60%) interest in its Fiber Optics business (excluding its satellite communications and specialty photonics fiber optics businesses) to TCIC, which will be operated as a joint venture once the transaction is closed.  The Fiber Optics businesses included in this transaction are the Company’s telecom, enterprise, cable television (CATV), fiber-to-the-premises (FTTP), and video transport product lines. Subsequent to the pending transaction, the Company’s business will be comprised of the satellite and terrestrial solar businesses as well as the satellite communications and specialty photonics fiber optics businesses.  See Footnote 3 – Proposed Tangshan Joint Venture for additional information.

NOTE 2.  Recent Accounting Pronouncements

ASC 105 – Generally Accepted Accounting Principles.  On October 1, 2009, the Company adopted new authoritative guidance which establishes the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP.  The adoption of this new guidance did not impact the Company’s results of operations or financial condition, but it revised the reference of accounting pronouncements within this Quarterly Report.

ASC 350 – Intangibles – Goodwill and Other.   On October 1, 2009, the Company adopted new authoritative guidance which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets and the period of expected cash flows used to measure the fair value of intangible assets under ASC 805, Business Combinations.  The adoption of this new guidance did not have any impact on the Company’s results of operations or financial condition.

ASC 470 – Debt. On October 1, 2009, the Company adopted new authoritative guidance that requires the proceeds from the issuance of certain convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for the Company beginning in fiscal 2010, and it is required to be applied retrospectively to prior periods.  Management is currently assessing the potential impact upon adoption of this new guidance and expects it will have an effect on the Company’s fiscal 2008 statement of operations, but it should not have any effect on the fiscal 2008 ending equity account balances or the fiscal 2009 financial statements.

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

ASC 805 – Business Combinations.   On October 1, 2009, the Company adopted new authoritative guidance which requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  It also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this accounting principle).  In addition, the accounting principle’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. ASC 805 also requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also provides guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009; therefore, the adoption of ASC 805 did not have any impact on the Company’s historical financial statements.

ASC 810 – Consolidation. – On October 1, 2009, the Company adopted new authoritative guidance which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  ASC 810 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. ASC 810 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.  The adoption of this new guidance did not have any impact on the Company’s results of operations or financial condition.

NOTE 3.  Proposed Tangshan Joint Venture

On February 3, 2010, the Company entered into a Share Purchase Agreement to create a joint venture with Tangshan Caofeidian Investment Corporation (“TCIC”), a Chinese investment company located in the Caofeidian Industry Zone, Tangshan City, Hebei Province of China.

The Share Purchase Agreement provides for the Company to sell a sixty percent (60%) interest in its Fiber Optics business (excluding its satellite communications and specialty photonics fiber optics businesses) to TCIC, which will be operated as a joint venture once the transaction is closed.  The Fiber Optics businesses included in this transaction are the Company’s telecom, enterprise, cable television (CATV), fiber-to-the-premises (FTTP), and video transport product lines.  Subsequent to the pending transaction, the Company’s business will be comprised of the satellite and terrestrial solar businesses as well as the satellite communications and specialty photonics fiber optics businesses.

When the transaction is completed, the new joint venture entity will be named EMCORE Fiber Optics, Limited (“EFO”) and it will be organized as a newly formed Hong Kong corporation. The Share Purchase Agreement provides for TCIC to pay the Company $27.8 million in cash, subject to adjustment based on the net asset value of the business as of the closing date, and also to provide $27.0 million of additional loans to EFO subsequent to the closing, with $18.0 million to be funded within 90 days of closing and $9.0 million to be funded within 90 days of the first anniversary of the closing.  In consideration of the magnitude of TCIC’s loan commitment to EFO, the Company will be providing 50% of its equity interest in EFO as collateral for this indebtedness.  In addition, the Share Purchase Agreement provides for the Company to provide $3.0 million of additional loans to EFO after the closing, with $2.0 million to be funded within 5 business days of the closing and $1.0 million to be funded within 90 days of the first anniversary of the closing.

The parties also executed a Shareholders Agreement that provides for how EFO will be operated and governed following closing.  The terms of the Shareholders Agreement provide that TCIC shall have the right to elect three of EFO’s five directors, as well as to designate the Chairman of the Board and the Chief Financial Officer.  The Company will have the right to elect the remaining two directors and to nominate the Chief Executive Officer.  The Company also has the right to approve certain key corporate matters (including modifications to EFO’s governing documents, changes in equity and corporate structure, mergers, acquisitions and dispositions, the incurring of indebtedness, and the annual business plan and budget) through supermajority voting requirements of the Board (subject to certain deadlock provisions).  The Shareholders Agreement also imposes certain restrictions on the parties’ abilities to transfer their interest in EFO.

The Share Purchase Agreement and the Shareholders Agreement are subject to the approval of both the Company’s Board of Directors and the Board of Directors of TCIC, which means that until these approvals are obtained, the Share Purchase Agreement and the Shareholders Agreement would not be enforceable by either party against the other party.  In addition, the closing of the transaction is subject to material conditions, including regulatory and governmental approvals in the U.S. and China.  If U.S. regulatory approvals are not obtained, the Company may be obligated to pay a termination fee of $2.8 million to TCIC.

It is expected that the Company’s Executive Chairman and Chairman of the Board, Mr. Reuben F. Richards, Jr. will resign his position as the Company’s Executive Chairman effective as of the closing of the transaction to assume the role of CEO for EFO.  In addition, the Shareholders Agreement provides for certain other Company senior executives and the employees currently working for the transferred businesses to be offered positions with EFO. The Shareholders Agreement further contemplates that the Company’s President and CEO, Dr. Hong Q. Hou, will also serve as a director of EFO, providing strategic and operational oversight to the joint venture.

If the transaction is completed as planned, over the next several years, the joint venture is expected to focus on developing a high volume, low cost manufacturing infrastructure and a local customer support organization to better serve the expanding customer base in China and worldwide. TCIC has committed to providing additional funding support for the JV's future strategic growth through acquisitions.

In conjunction with the establishment of the joint venture, the Company and TCIC also entered into a Supplemental Agreement pursuant to which the Company agreed to establish its China terrestrial concentrator photovoltaics (CPV) manufacturing and operations base in the Caofeidian Industry Zone. The Supplemental Agreement includes a commitment by TCIC to provide the Company with the equivalent of $3.3 million in RMB denominated loans, tax and rent incentives and assistance in developing the Company’s solar power business in China.  The Supplemental Agreement is not subject to Board approval by either the Company or TCIC and is enforceable by each party against the other.

NOTE 4.  Equity Facility

On October 1, 2009, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Commerce Court that sets forth the terms of an equity line of credit.  The Purchase Agreement provides that upon certain terms and conditions, and the issuance of a draw-down request by the Company, Commerce Court has committed to purchase up to $25 million of the Company’s common stock over the 24-month term of the Purchase Agreement; provided, however, in no event may the Company sell more than 15,971,169 shares of common stock under the Purchase Agreement, which is equal to one share less than twenty percent of the Company’s outstanding shares of common stock as of the closing date of the Purchase Agreement, less the number of shares of common stock the Company issued to Commerce Court on the closing date in partial payment of its commitment fee, or more shares that would result in the beneficial ownership or more than 9.9% of the then issued and outstanding shares of our common stock by Commerce Court.

As payment of a portion of Commerce Court’s fees in connection with the Purchase Agreement, the Company issued to Commerce Court, upon the execution of the Purchase Agreement, 185,185 shares of the Company’s common stock and three warrants representing the right to purchase up to an aggregate of 1,600,000 shares of the Company’s common stock, as follows:

-
a warrant, pursuant to which Commerce Court may purchase up to 666,667 shares of the Company’s common stock at an exercise price of $1.69, which is equal to 125% of the average of the volume weighted average price of common stock for the three trading days immediately preceding the execution date of the Purchase Agreement,

-
a warrant, pursuant to which Commerce Court may purchase from up to 666,667 shares of the Company’s common stock at an exercise price of $2.02, which is equal to 150% of the average of the volume weighted average price of common stock for the three trading days immediately preceding the execution date of the Purchase Agreement, and

-
a warrant, pursuant to which Commerce Court may purchase up to 266,666 shares of the Company’s common stock at an exercise price of $2.36, which is equal to 175% of the average of the volume weighted average price of common stock for the three trading days immediately preceding the execution date of the Purchase Agreement.

The warrants may be exercised at any time or from time to time between April 1, 2010 and April 1, 2015.  The warrants may not be offered for sale, sold, transferred or assigned without the Company’s consent, in whole or in part, to any person other than an affiliate of Commerce Court.  If after April 1, 2010, the Company’s common stock trades at a price greater than 140% of the exercise price of any warrant for a period of 10 consecutive trading days and the Company meets certain equity conditions, then the Company has the right to affect a mandatory exercise of such warrant.

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

On March 18, 2010, the Company sold 1,870,042 shares of its common stock to Commerce Court pursuant to the terms of the Purchase Agreement at a price of approximately $1.07 per share.

Financial Impact

Costs incurred to enter into the equity line of credit facility were expensed as incurred.  During the three months ended December 31, 2009, the Company expensed the fair value of the common stock and warrants issued as a non-operating expense within the condensed consolidated statement of operations.  On October 1, 2009, the Company recorded $1.4 million related to the issuance of warrants and $0.2 million related to the issuance of 185,185 shares of common stock.  The warrants issued by the Company were classified as a liability since the warrants met the classification requirements for liability accounting in accordance with ASC 815.
The fair value of the common stock was based on a closing price of $1.23 per share on October 1, 2009.  The fair value of each warrant was estimated using the Black-Scholes option valuation model.  The Company expects an impact to the consolidated statement of operations when it records an adjustment to fair value of the warrants at the end of each quarterly reporting period going forward.

The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the warrant’s expected life and the price volatility of the underlying stock, as outlined below:

Assumptions used in the Black-Scholes Option Valuation Model	As of October 1, 2009	As of December 31, 2009

Expected dividend yield	-	-
Expected stock price volatility	95.0%	95.0%
Risk-free interest rate	2.2%	2.7%
Expected term (in years)	5.50	5.25

As of October 1, 2009 and December 31, 2009, the value of the warrants was estimated to be $1.4 million and $1.1 million, respectively.

During the second quarter of fiscal 2010, management changed the warrant valuation method from the Black-Scholes option valuation model to the modified binomial option pricing model which has been recognized as a change in accounting estimate.  The modified binomial option pricing model allows the valuation of each warrant to factor in the intrinsic value associated with the Company’s right to affect a mandatory exercise of each warrant if the Company’s common stock trades at a price greater than 140% of the exercise price of any warrant.  As of December 31, 2009, this change in estimate would have resulted in a reversal of $0.5 million non-operating expense from a change in fair value of financial instruments within the condensed consolidated statement of operations.

As of March 31, 2010, the fair value of the warrants was estimated to be $0.8 million using the modified binomial option pricing model.  The modified binomial option pricing model requires the input of highly subjective assumptions, including the warrant’s expected life and the price volatility of the underlying stock, as outlined below:

Assumptions used in the Modified Binomial Option Pricing Model	As of December 31, 2009	As of March 31, 2010

Expected dividend yield	-	-
Expected stock price volatility	95.0%	96.3%
Risk-free interest rate	2.7%	2.6%
Expected term (in years)	5.25	5.00

Draw-down Transaction

In March 2010, the Company initiated its first draw down under the Purchase Agreement and received $2.0 million from the sale of 1,870,042 shares of common stock; with the total discount to volume weighted average price calculated on a daily basis totaling $0.1 million, which was recorded as a non-operating expense within the condensed consolidated statement of operations.

NOTE 5.  Equity

Stock Options

The Company provides long-term incentives to eligible officers, directors, and employees in the form of stock options.  Most of the Company’s stock options vest and become exercisable over four to five years and have a contractual life of ten years.  Certain stock options awarded by the Company are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.  The Company issues new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan.

The Company’s 2000 Stock Option Plan expired in February 2010; and as of March 31, 2010, no stock options were available for issuance.  On April 7, 2010, upon recommendation of the Company’s Compensation Committee, the Board of Directors of the Company adopted the EMCORE Corporation 2010 Equity Incentive Plan (the “Option Plan”), subject to the approval of the Company’s shareholders, to replace the Company’s 2000 Stock Option Plan.  If the shareholders approve the Option Plan, 4,000,000 shares of the Company’s common stock will be available for future issuances of stock option awards.

Surrender of Stock Options

On November 20, 2009, Mr. Markovich, the Company’s Chief Financial Officer, voluntarily surrendered stock options exercisable into 475,000 shares of common stock.  These stock options had an exercise price of $5.57 and were granted to Mr. Markovich on August 18, 2008.  Mr. Markovich received no consideration in exchange for the surrender of these stock options.  The surrender of his non-vested stock options resulted in an immediate non-cash charge of $1.3 million, which was recorded in selling, general, and administrative expense during the three months ended December 31, 2009.  The expense was due to the acceleration of all unrecognized stock-based compensation expense associated with that specific stock option grant.

The following table summarizes the activity under the 2000 Stock Option Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2009	10,788,174	$4.85

Granted	76,500	1.07
Exercised	-	-
Forfeited	(206,690)	3.74
Cancelled	(800,317)	5.53

Outstanding as of March 31, 2010	9,857,667	$4.77	7.54

Exercisable as of March 31, 2010	3,957,319	$5.97	5.79

Vested and expected to vest as of March 31, 2010	6,067,531	$5.11	6.85

As of March 31, 2010, there was approximately $4.5 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the 2000 Stock Option Plan.  This expense is expected to be recognized over an estimated weighted average life of 2.6 years.

Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option’s exercise price and the underlying stock price.  There were no stock options exercised during the three or six months ended March 31, 2010.  The total intrinsic value related to stock options exercised during the six months ended March 31, 2009 totaled approximately $10,000.  The intrinsic value related to fully vested and expected to vest stock options as of March 31, 2010 totaled approximately $22,000 and the intrinsic value related to exercisable stock options as of March 31, 2010 was approximately $8,000.

	Number of Stock Options Outstanding			Options Exercisable
Exercise Price of Stock Options	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
<$5.00	5,063,608	7.79	$1.89	1,534,645	$3.00
>=$5.00 to <$10.00	4,676,339	7.40	7.55	2,325,254	7.33
=>$10.00	117,720	2.29	18.61	97,420	20.15
Total	9,857,667	7.54	$4.77	3,957,319	$5.97

Stock-based compensation expense is measured at the stock option grant date, based on the fair value of the award, and is recorded to cost of sales; sales, general, and administrative; and research and development expense based on an employee’s responsibility and function over the requisite service period.  Management has made an estimate of expected forfeitures and recognizes compensation expense only for those equity awards expected to vest.

The effect of recording stock-based compensation expense was as follows:

(in thousands, except per share data)	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009
Stock-based compensation expense by award type:
Employee stock options	$1,927	$1,346	$4,933	$3,341
Employee stock purchase plan	137	140	317	295

Total stock-based compensation expense	$2,064	$1,486	$5,250	$3,636

Net effect on net loss per basic and diluted share	$(0.03)	$(0.02)	$(0.06)	$(0.05)

Valuation Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The weighted-average grant date fair value of stock options granted during the three and six months ended March 31, 2010 was $0.78 and $0.77, respectively.  The weighted average grant date fair value of stock options granted during the three and six months ended March 31, 2009 was $0.67 and $1.12, respectively.

Assumptions used in Black-Scholes Option Valuation Model	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009

Expected dividend yield	-	-	-	-
Expected stock price volatility	97.3%	115.0%	97.1%	115.0%
Risk-free interest rate	2.5%	3.0%	2.4%	2.6%
Expected term (in years)	4.5	7.8	4.6	7.8
Estimated pre-vesting forfeitures	32.7%	25.8%	32.7%	25.8%

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

Warrants

As of March 31, 2010, the Company had 3,000,003 warrants outstanding.

On October 1, 2009, the Company entered into an equity line of credit arrangement with Commerce Court Small Cap Value Fund, Ltd. wherein the Company issued to Commerce Court three warrants representing the right to purchase up to an aggregate of 1,600,000 shares of the Company’s common stock.  See Footnote 4 – Equity Facility for additional information related to the warrants issued with this equity facility.

In February 2008, the Company issued 1,400,003 warrants in conjunction with a private placement transaction.  The warrants grant the holder the right to purchase one share of the Company’s common stock at a price of $15.06 per share.  The warrants are immediately exercisable and remain exercisable until February 20, 2013.  Beginning two years after their issuance, the warrants may be called by the Company for a price of $0.01 per underlying share if the closing price of its common stock has exceeded 150% of the exercise price for at least 20 trading days within a period of any 30 consecutive trading days and other certain conditions are met.  In addition, in the event of certain fundamental transactions, principally the purchase of the Company’s outstanding common stock for cash, the holders of the warrants may demand that the Company purchase the unexercised portions of their warrants for a price equal to the Black-Scholes Value of such unexercised portions as of the time of the fundamental transaction.  Warrants issued to the investors were accounted for as an equity transaction with a value of $9.8 million recorded to common stock.

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

The amounts of shares issued for the ESPP are as follows:
	Number of Common Stock Shares	Purchase Price per Share of Common Stock

Amount of shares reserved for the ESPP	4,500,000

Number of shares issued for calendar years 2000 through 2007	(1,123,857)	$1.87 - $40.93
Number of shares issued for calendar year 2008	(592,589)	$0.88 - $ 5.62
Number of shares issued for calendar year 2009	(1,073,405)	$0.88 - $ 0.92

Remaining shares reserved for the ESPP	1,710,149

Future Issuances

As of March 31, 2010, the Company had reserved a total of 14.6 million shares of its common stock for future issuances as follows:

Number of Common Stock Shares Available for Future Issuances

For exercise of outstanding common stock options	9,857,667
For future issuances to employees under the ESPP	1,710,149
For future common stock option awards	-
For future exercise of warrants	3,000,003

Total reserved	14,567,819

NOTE 6.  Receivables

The components of accounts receivable consisted of the following:

(in thousands)	As of March 31,2010	As of September 30, 2009

Accounts receivable	$39,509	$40,474
Accounts receivable – unbilled	8,673	6,068

Accounts receivable, gross	48,182	46,542

Allowance for doubtful accounts	(5,450)	(7,125)

Accounts receivable, net	$42,732	$39,417

The Company records revenue from certain solar panel and solar power systems contracts using the percentage-of-completion method.  The term of the contracts associated with this type of receivable usually exceed a period of one year.  As of March 31, 2010, the Company had $14.7 million of accounts receivable recorded using the percentage of completion method.  Of this amount, $7.3 million was invoiced and $7.4 million was unbilled as of March 31, 2010.  Unbilled accounts receivable represents revenue recognized but not yet billed or accounts billed after the period ended.  Billings on contracts using the percentage-of-completion method usually occur upon completion of predetermined contract milestones or other contract terms, such as customer approval.  The allowance for doubtful accounts specifically related to receivables recorded using the percentage-of-completion method totaled $2.4 million as of March 31, 2010.  The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection.

All of the Company’s accounts receivable as of March 31, 2010 is expected to be collected within the next twelve months.

The following table summarizes the changes in the allowance for doubtful accounts:

(in thousands)	For the Six Months Ended March 31,
	2010	2009

Balance at beginning of period	$7,125	$2,377
Provision adjustment – (recovery) expense	(411)	2,662
Write-offs - deductions against receivables	(1,264)	-

Balance at end of period	$5,450	$5,039

NOTE 7.  Inventory

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor, and manufacturing overhead costs, which approximates weighted average cost.  The components of inventory consisted of the following:

(in thousands)	As of March 31, 2010	As of September 30, 2009

Raw materials	$25,632	$27,607
Work in-process	7,329	6,496
Finished goods	9,271	9,998

Inventory, gross	42,232	44,101

Valuation reserve	(9,649)	(9,880)

Inventory, net	$32,583	$34,221

The following table summarizes the changes in the valuation allowance accounts:

(in thousands)	For the Six Months Ended March 31,
	2010	2009

Balance at beginning of period	$9,880	$12,625
Provision adjustment – expense	913	6,262
Adjustments against inventory or provisions	(1,144)	365

Balance at end of period	$9,649	$19,252

NOTE 8.  Property, Plant, and Equipment

The components of property, plant, and equipment consisted of the following:

(in thousands)	As of March 31, 2010	As of September 30, 2009

Land	$1,502	$1,502
Building and improvements	34,854	34,922
Equipment	99,459	98,693
Furniture and fixtures	3,065	3,065
Computer hardware and software	2,650	2,660
Leasehold improvements	918	1,094
Construction in progress	2,529	3,031

Property, plant and equipment, gross	144,977	144,967

Accumulated depreciation and amortization	(94,603)	(89,939)

Property, plant and equipment, net	$50,374	$55,028

As of March 31, 2010 and September 30, 2009, the Company did not have any significant capital lease agreements.

Depreciation expense was $2.4 million and $4.8 million for the three and six months ended March 31, 2010, respectively.
Depreciation expense was $3.1 million and $6.3 million for the three and six months ended March 31, 2009, respectively.

NOTE 9.  Goodwill

As of September 30, 2009, the Company performed an impairment test on its goodwill based on revised operational and cash flow forecasts.  The impairment testing indicated that no impairment existed and that fair value exceeded carrying value by approximately 40%.  As of December 31, 2009, the Company performed an annual impairment test on its goodwill of $20.4 million related to its Photovoltaics reporting unit and the Company believed the carrying amount of the goodwill was not impaired.  There have been no events or change in circumstances that would more likely than not reduce the fair value of the Photovoltaics reporting unit below its carrying amount.  However, if there is further erosion of the Company’s market capitalization or the Photovoltaics reporting unit is unable to achieve its projected cash flows, management may be required to perform additional impairment tests of its remaining goodwill.  The outcome of these additional tests may result in the Company recording goodwill impairment charges.

NOTE 10.  Intangible Assets

The following table sets forth changes in the carrying value of intangible assets by reporting segment:

(in thousands)	As of March 31, 2010			As of September 30, 2009
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics	$24,577	$(13,636)	$10,941	$24,494	$(12,341)	$12,153
Photovoltaics	1,734	(765)	969	1,459	(630)	829

Total	$26,311	$(14,401)	$11,910	$25,953	$(12,971)	$12,982

The Company believes the carrying amount of its long-lived assets and intangible assets as of March 31, 2010 are recoverable.  However, if there is further erosion of the Company’s market capitalization or the Company is unable to achieve its projected cash flows, the Company may be required to perform impairment tests of its remaining long-lived assets and intangible assets.  The outcome of these tests may result in the Company recording impairment charges.

Amortization expense related to intangible assets is included in SG&A on the consolidated statements of operations.  Amortization expense was $0.7 million and $1.4 million for the three and six months ended March 31, 2010, respectively.
Amortization expense was $1.1 million and $2.2 million for the three and six months ended March 31, 2009, respectively.

Based on the carrying amount of the intangible assets as of March 31, 2010, the estimated future amortization expense is as follows:
(in thousands)	Estimated Future Amortization Expense

Six months ended September 30, 2010	$1,446
Fiscal year ended September 30, 2011	2,503
Fiscal year ended September 30, 2012	2,179
Fiscal year ended September 30, 2013	1,844
Fiscal year ended September 30, 2014	1,309
Thereafter	2,629

Total future amortization expense	$11,910

NOTE 11.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of March 31, 2010	As of September 30, 2009

Compensation-related	$4,624	$5,861
Warranty	4,662	4,287
Loss on firm commitments	1,150	3,821
Professional fees	2,086	1,839
Royalty	1,930	1,937
Self insurance	926	1,272
Deferred revenue and customer deposits	3,079	886
Income and other taxes	865	625
Accrued program loss	378	51
Restructuring accrual	285	395
Other	245	713

Accrued expenses and other current liabilities	$20,230	$21,687

The following table summarizes the changes in the product warranty accrual accounts:

(in thousands)	For the Six Months Ended March 31,
	2010	2009

Balance at beginning of period	$4,287	$4,640
Provision adjustment – expense (recovery)	726	1,335
Utilization of warranty accrual	(351)	(847)

Balance at end of period	$4,662	$5,128

NOTE 12.  Debt

Line of Credit

In September 2008, the Company closed a $25 million asset-backed revolving credit facility with Bank of America, which can be used for working capital, letters of credit and other general corporate purposes.  Subsequently, the credit facility was amended resulting in a reduction in the total loan availability to $14 million.  The credit facility matures in September 2011 and is secured by substantially all of the Company’s assets.  The credit facility is subject to a borrowing base formula based on eligible accounts receivable and provides for prime-based borrowings.

As of March 31, 2010, the Company had a $9.7 million prime rate loan outstanding, with an interest rate of 8.25%, and approximately $2.2 million in outstanding standby letters of credit under this credit facility.   The Company completely paid off the outstanding loan on April 2, 2010.

The facility is also subject to certain financial covenants.  On February 8, 2010, the Company and Bank of America entered into a Sixth Amendment to the Company’s credit facility, which (a) permits the Company to enter into foreign exchange hedging transactions pursuant to a separate facility with the bank, provided that available amounts under such facility shall be deducted from the maximum revolving loan limit under this facility; and (b) reset the EBITDA financial covenant for the first quarter of fiscal 2010.  On May 6, 2010, the Company and Bank of America entered into a Seventh Amendment to the Company’s credit facility, which reset the EBITDA and Fixed Charge Coverage Ratio financial covenants for the second quarter of fiscal 2010 and the remaining quarters of fiscal 2010.

Short-term Debt

In December 2008, the Company borrowed $0.9 million from UBS Securities that is collateralized with auction rate preferred securities.  The average interest rate on the loan is approximately 1.3% and the term of the loan is dependent upon the timing of the settlement of the auction rate securities with UBS Securities, which is expected to occur by June 2010 at 100% par value.

NOTE 13.  Commitments and Contingencies

The Company leases certain land, facilities, and equipment under non-cancelable operating leases. The leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense.  Net facility and equipment rent expense under such leases totaled approximately $1.3 million for both the six months ended March 31, 2010 and 2009.

Estimated future minimum rental payments under the Company's non-cancelable operating leases with an initial or remaining term of one year or more as of March 31, 2010 are as follows:

(in thousands)	Estimated Future Minimum Lease Payments

Six months ended September 30, 2010	$958
Fiscal year ended September 30, 2011	1,816
Fiscal year ended September 30, 2012	1,073
Fiscal year ended September 30, 2013	801
Fiscal year ended September 30, 2014	76
Thereafter	2,698

Total minimum lease payments	$7,422

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

We have, from time to time, exchanged correspondence with third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes. Additionally, on September 11, 2006, the Company filed a lawsuit against Optium Corporation, currently part of Finisar Corporation (Optium) in the U.S. District Court for the Western District of Pennsylvania for patent infringement of certain patents associated with our Fiber Optics segment. In the suit, the Company and JDS Uniphase Corporation (JDSU) allege that Optium is infringing on U.S. patents 6,282,003 and 6,490,071 with its Prisma II 1550nm transmitters. On March 14, 2007, following denial of a motion to add additional claims to its existing lawsuit, the Company and JDSU filed a second patent suit in the same court against Optium alleging infringement of JDSU's patent 6,519,374 ("the '374 patent").  On March 15, 2007, Optium filed a declaratory judgment action against the Company and JDSU. Optium sought in this litigation a declaration that certain products of Optium do not infringe the '374 patent and that the patent is invalid, but the District Court dismissed the action on January 3, 2008 without addressing the merits. The '374 patent is assigned to JDSU and licensed to the Company.

On December 20, 2007, the Company was served with a complaint in another declaratory relief action, which Optium had filed in the Federal District Court for the Western District of Pennsylvania.  This action seeks to have U.S. patents 6,282,003 and 6,490,071 declared invalid or unenforceable because of certain conduct alleged to have occurred in connection with the grant of these patents.  These allegations are substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  On August 11, 2008, both actions pending in the Western District of Pennsylvania were consolidated before a single judge, and a trial date of October 19, 2009 was set.  On February 18, 2009, the Company’s motion for a summary judgment dismissing Optium’s declaratory relief action was granted, and on March 11, 2009, the Company was notified that Optium intended to file an appeal of this order. On May 5, 2010, the Court of Appeals for the Federal Circuit rejected Optium’s appeal and affirmed the summary judgment dismissing Optium’s declaratory relief action.

In October 2009 the consolidated matters were tried before a jury, which found that all patents asserted against Optium were valid, that all claims asserted were infringed, and that such infringement by Optium was willful where willfulness was asserted.  The jury awarded the Company and JDSU monetary damages totaling approximately $3.4 million.  The Company has been advised that Optium has filed an appeal of this award with the Court of Appeals for the Federal Circuit, which the Company intends to contest.
In accordance with U.S. GAAP, a contingency that might result in a gain should not be reflected in the financial statements because to do so might be to recognize income before its realization.

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

On March 5, 2009, the Company was notified that, based on a complaint filed by Avago alleging the same patent infringement that formed the basis of the complaint previously filed in the Northern District of California, the U.S. International Trade Commission (the “ITC”) had determined to begin an investigation titled “In the Matter of Certain Optoelectronic Devices, Components Thereof and Products Containing the Same”, Inv. No. 337-TA-669.  This matter was tried before an administrative law judge of the ITC from November 16-20, 2009.

On March 12, 2010, the Company was advised that an initial determination had been issued by the administrative law judge of the ITC that found that one of the two patents asserted against certain of the Company’s products was both valid and infringed.  This initial determination is subject to review and confirmation by the ITC itself and to further review by the President of the United States.  Any orders which might issue following such review are subject to appeal to the U.S. Court of Appeals for the Federal Circuit.  The initial determination will also not be binding in the patent case currently pending between the Company and Avago in the Northern District of California, which will remain stayed until all appeals of the initial determination have been exhausted.

On March 29, 2010, the Company filed a petition with the International Trade Commission for a review of certain portions of the initial determination that were adverse to the Company.  The Commission has not yet indicated which portions of the initial determination it will review.

The Company plans to follow all available avenues of appeal with respect to the adverse aspects of this initial determination and to petition the Patent and Trademark Office for a re-examination of both of the patents in question based on evidence presented in the ITC matter.  The Company is also evaluating non-judicial approaches, including product redesign and manufacturing relocation, to minimize the impact of any exclusionary or cease and desist order which may be issued.

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

On January 23, 2009, Plaintiff James E. Stearns filed a purported stockholder derivative action (the “Stearns Derivative Action”) on behalf of the Company against the Individual Defendants, as well as the Company as nominal defendant in the Superior Court of New Jersey, Atlantic County, Chancery Division (James E. Stearns, derivatively on behalf of EMCORE Corporation v. Thomas J. Russell, Robert Bogomolny, Charles Scott, John Gillen, Reuben F. Richards, Jr., Hong Q. Hou, Adam Gushard, David Danzilio and Thomas Werthan, Case No. Atl-C-10-09).  This action is based on essentially the same factual contentions as the Prissert Class Action, and alleges that the Individual Defendants engaged in improprieties and violations of law in connection with the reporting of the GGE backlog.  The Stearns Derivative Action seeks several forms of relief, allegedly on behalf of the Company, including, among other things, damages, equitable relief, corporate governance reforms, an accounting of, rescission of, restitution of, and costs and disbursements of the lawsuit.

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

The Company intends to vigorously defend against the allegations of both the Class Actions and the Derivative Actions.

d) Securities Matters

SEC Communications.  On February 24, 2010, the Company received a letter from the Securities and Exchange Commission's Division of Enforcement dated February 2, 2010 stating that the staff has completed its investigation of EMCORE Corporation that the Company had disclosed in its Form 10-K filed for its fiscal year ended September 30, 2009.   The letter further advised the Company that the staff of the Division of Enforcement did not intend to recommend any enforcement action against the Company.

NASDAQ Communication. On March 8, 2010, the Company received notice from the NASDAQ Listings Qualifications group, stating that it had closed its inquiry involving EMCORE Corporation that the Company had disclosed in its Form 10-K filed for its fiscal year ended September 30, 2009.

As of March 31, 2010 and the filing date of this Quarterly Report on Form 10-Q, no amounts have been accrued for any litigation item discussed above since no estimate of loss can be made at this time.

See Footnote 3 – Proposed Tangshan Joint Venture for additional disclosures related to commitments and contingencies on Tangshan agreements announced on February 3, 2010.

NOTE 14.  Income Taxes

During the six months ended March 31, 2010 and 2009, there were no material increases or decreases in unrecognized tax benefits and management does not anticipate any material increases or decreases in the amounts of unrecognized tax benefits over the next twelve months.  As of March 31, 2010, the Company had approximately $0.2 million of interest and penalties accrued as tax liabilities on the balance sheet.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

(in thousands)
Balance as of September 30, 2009	$374

Subtractions based on tax positions related to the current year	(17)
Subtractions for tax positions of prior years	(19)

Balance as of March 31, 2010	$338

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

NOTE 15.  Segment Data and Related Information

The Company has five operating divisions: (1) EMCORE Digital Fiber Optics Products, (2) EMCORE Broadband Fiber Optics Products, and (3) EMCORE Hong Kong, which are aggregated as a separate reporting segment, Fiber Optics, and (4) EMCORE Photovoltaics and (5) EMCORE Solar Power, which are aggregated as a separate reporting segment, Photovoltaics.  Fiber Optics revenue is derived primarily from sales of optical components and subsystems for CATV, FTTP, enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers, and satellite communications data links.   Photovoltaics revenue is derived primarily from the sales of solar power generation products for the space and terrestrial markets, including solar cells, coverglass interconnected solar cells, satellite solar panels, concentrator solar cells and concentrating photovoltaic (“CPV”) receiver assemblies and systems.  The Company evaluates its reportable segments in accordance with ASC 280, Segment Reporting. The Company’s Chief Executive Officer is the Chief Operating Decision Maker pursuant to ASC 280, and he allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results and other non-GAAP financial ratios.  Operating income or expense that is not specifically related to an operating segment is charged to a separate unallocated corporate division.

The following table sets forth the revenue and percentage of total revenue attributable to each of the Company’s reporting segments.

Segment Revenue (in thousands)	For the Three Months Ended March 31,
	2010		2009
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$30,204	63%	$28,414	66%
Photovoltaics	17,990	37	14,870	34

Total revenue	$48,194	100%	$43,284	100%

Segment Revenue (in thousands)	For the Six Months Ended March 31,
	2010		2009
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$55,812	62%	$67,579	69%
Photovoltaics	34,784	38	29,761	31

Total revenue	$90,596	100%	$97,340	100%

The following table sets forth the Company’s consolidated revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

Geographic Revenue (in thousands)	For the Three Months Ended March 31,
	2010		2009
	Revenue	% of Revenue	Revenue	% of Revenue

United States	$32,135	67%	$25,382	59%
Asia	8,492	18	12,837	30
Europe	3,977	8	2,376	5
Other	3,590	7	2,689	6

Total revenue	$48,194	100%	$43,284	100%

Geographic Revenue (in thousands)	For the Six Months Ended March 31,
	2010		2009
	Revenue	% of Revenue	Revenue	% of Revenue

United States	$66,496	73%	$57,096	59%
Asia	14,688	16	32,046	33
Europe	5,254	6	5,173	5
Other	4,158	5	3,025	3

Total revenue	$90,596	100%	$97,340	100%

The following table sets forth our significant customers, defined as customers that represented greater than 10% of total consolidated revenue, by reporting segment.

Significant Customers As a percentage of total consolidated revenue	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009
Fiber Optics – related customers:
Cisco Systems, Inc.	14%	18%	14%	18%
Motorola	10%	-	-	-
Photovoltaics – related customer:
Loral Space & Communications	-	16%	10%	15%

The following table sets forth operating (loss) income attributable to each of the Company’s reporting segments.

Statement of Operations Data (in thousands)	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009
Operating (loss) income:
Fiber Optics segment	$(3,955)	$(16,775)	$(12,363)	$(65,199)
Photovoltaics segment	2,830	(9,087)	(694)	(13,123)

Operating loss	$(1,125)	$(25,862)	$(13,057)	$(78,322)

The following table sets forth the depreciation and amortization attributable to each of the Company’s reporting segments.

Segment Depreciation and Amortization (in thousands)	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009

Fiber Optics segment	$1,787	$2,764	$3,551	$5,616
Photovoltaics segment	1,331	1,453	2,685	2,893

Depreciation and amortization	$3,118	$4,217	$6,236	$8,509

Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of the Company’s reporting segments and Corporate division.

Long-lived Assets (in thousands)	As of March 31, 2010	As of September 30, 2009

Fiber Optics segment	$33,886	$37,399
Photovoltaics segment	47,896	50,169
Corporate division	886	826

Long-lived assets	$82,668	$88,394

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

The following table provides the Company’s financial assets and liabilities, consisting of the following types of instruments, measured at fair value on a recurring basis:

(in thousands)	As of March 31, 2010
	Quoted Prices in Active Markets for Identical Assets [Level 1]	Significant Other Observable Remaining Inputs [Level 2]	Significant Unobservable Inputs [Level 3]	Total
Assets
Money market fund deposits	$17,181	$-	$-	$17,181
Restricted fund deposits	588	-	-	588
Asset-backed auction rate securities	-	1,250	-	1,250

Total assets measured at fair value	$17,769	$1,250	$-	$19,019

Liabilities
Warrants	$-	$810	$-	$810

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

The Company did not hold financial assets and liabilities, which were valued using unobservable inputs as of March 31, 2010.

The carrying amounts of accounts receivable, short-term debt including borrowings under the Company’s credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

In February 2008, the FASB issued authoritative guidance, which delayed the effective date of ASC 820 for all non-financial assets and non-financial liabilities that are not re-measured at fair value on a recurring basis (at least annually). The guidance was effective for the Company beginning October 1, 2009 and it did not have an impact on our consolidated financial position, results of operations or cash flows in the three months ended March 31, 2010.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

EMCORE Corporation (the “Company”, “we”, “our”, or “EMCORE”) is a provider of compound semiconductor-based components and subsystems for the fiber optics and solar power markets.  The Company was established in 1984 as a New Jersey corporation and has two reporting segments: Fiber Optics and Photovoltaics.  Our Fiber Optics segment offers optical components, subsystems and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  Our Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, the Company offers high-efficiency compound semiconductor-based multi-junction solar cells, covered interconnected cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, the Company offers concentrating photovoltaic (“CPV”) power systems for commercial and utility scale solar applications as well as high-efficiency multi-junction solar cells and integrated CPV components for use in other solar power concentrator systems.  Our headquarters and principal executive offices are located at 10420 Research Road, SE, Albuquerque, New Mexico, 87123, and our main telephone number is (505) 332-5000.  For specific information about our Company, our products or the markets we serve, please visit our website at http://www.emcore.com.

Management Summary

As of March 31, 2010, cash, cash equivalents, available-for-sale securities and current restricted cash totaled approximately $19.0 million.  During the three months ended March 31, 2010, the Company incurred a net loss of $1.7 million and generated cash from operations of approximately $1.1 million.

Historically, management has addressed the Company’s liquidity requirements through the combination of cost reduction initiatives, improvements in working capital management, capital markets transactions, and the sale of assets.  In fiscal 2010, management continues to remain focused on maximizing cash flow from operations while developing additional sources of liquidity.

On October 1, 2009, the Company entered into an equity line of credit arrangement with Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”).  Upon issuance of a draw-down request by the Company, Commerce Court has committed to purchase up to $25 million of the Company’s common stock over the 24-month term of the purchase agreement.  See Footnote 4 – Equity Facility for additional information related to this equity line of credit.

During the first six months of fiscal 2010, the Company has also significantly lowered its spending on capital expenditures and focused on improving the management of its working capital.  Over the last four quarters ended March 31, 2010, the Company generated approximately $0.9 million in cash from operations due to improved operating performance and working capital management including the monetization of $10.1 million of inventory and the generation of $4.6 million in cash from the lowering of accounts receivable balances.  The Company achieved positive cash flow from operations in three of the last four quarters, including the quarters ended June 30, 2009, September 30, 2009, and March 31, 2010.

Strategic Plan

Due to significant differences in operating strategy between the Company’s Fiber Optics and Photovoltaics businesses, the Company’s management and Board of Directors believes that they would provide greater value to shareholders if they were operated as two separate business entities.

In furtherance of this strategy, on February 3, 2010, the Company entered into a Share Purchase Agreement to create a joint venture with Tangshan Caofeidian Investment Corporation (“TCIC”), a Chinese investment company located in the Caofeidian Industry Zone, Tangshan City, Hebei Province of China.  The Share Purchase Agreement provides for the Company to sell a sixty percent (60%) interest in its Fiber Optics business (excluding its satellite communications and specialty photonics fiber optics businesses) to TCIC, which will be operated as a joint venture once the transaction is closed.  The Fiber Optics businesses included in this transaction are the Company’s telecom, enterprise, cable television (CATV), fiber-to-the-premises (FTTP), and video transport product lines. Subsequent to the pending transaction, the Company’s business will be comprised of the satellite and terrestrial solar businesses as well as the satellite communications and specialty photonics fiber optics businesses.  See Footnote 3 – Proposed Tangshan Joint Venture for additional information.

Quarter Highlights

On January 27, 2010, the Company announced that it had been awarded a contract by ATK Space Systems of Goleta, California to manufacture, test, and deliver solar panels for ATK's UltraFlex™ solar arrays. These solar arrays will be used to power the Orion spacecraft being developed by Lockheed Martin Space Systems Company for NASA. The period of performance for this contract for the first two vehicles runs through 2013 and is valued in the range of $9-$11 million. The flight solar array system is expendable for each Orion mission and continuous production is expected to run through 2020 and beyond.  EMCORE's latest generation ZTJ triple-junction solar cells, with a sunlight-to-electricity conversion of 30%, will be designed into the solar panels delivered to ATK Space Systems.

On March 18, 2010, the Company announced the introduction and immediate availability of a new line of high-power, > 100 milliwatt (mW), continuous-wave (CW) source laser modules for 1550-nm range DWDM applications.  The DWDM 100-mW high-power CW laser module, available in all ITU grid wavelengths, offers solutions for growing demands of high optical power in DWDM, CATV networks, and free space optics applications.

On March 19, 2010, the Company announced the expansion of its telecom DWDM product portfolio empowered by the ClearLight™ proprietary tunable external-cavity laser (ECL) technology platform, with the introduction of the new micro-ITLA (Integrable Tunable Laser Assembly).  EMCORE's micro-ITLA is specifically designed to meet the needs of 40 and 100 Gb/s (gigabits per second) line-cards and transponders.  The new micro-ITLA is the third product empowered by EMCORE's ClearLight™ technology, joining the tunable TOSA and tunable XFP products announced last year.

On March 22, 2010, the Company announced the reliability results of its in-use 20Gb/s active optical cables.  EMCORE Connects Cables™ are compact, lightweight, and allow for greater reach between processing nodes than traditional copper cables. During the last three years, the reliability of EMCORE Connects Cables over that time period has been better than 5 FITs, or 5 failures in one billion hours of device operation.

Order Backlog

As of March 31, 2010, the Company had a consolidated order backlog of approximately $68.0 million, a $6.8 million, or 11%, increase from a $61.2 million order backlog reported as of the end of the preceding quarter.  On a segment basis, the quarter-end Photovoltaics order backlog totaled $41.3 million, a $1.0 million, or 2%, decrease from $42.3 million reported as of the end of the preceding quarter.  The quarter-end Fiber Optics order backlog totaled $26.7 million, a $7.8 million, or 42% increase from $18.9 million reported as of the end of the preceding quarter.   Order backlog is defined as purchase orders or supply agreements accepted by the Company with expected product delivery and / or services to be performed within the next twelve months.

From time to time, our customers may request that the Company delay shipment of certain orders and our backlog could also be adversely affected if customers unexpectedly cancel purchase orders that we’ve previously accepted.  A majority of our fiber optics products typically ship within the same quarter as when the purchase order is received; therefore, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

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

Inventory.  Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method. The Company reserves against inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on the Company’s forecasted future revenue.  The charge related to inventory reserves is recorded as a cost of revenue. The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where the Company sells previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. The Company does not track the selling price of individual raw material components that have been previously written down or written off, since such raw material components usually are only a portion of the resultant finished products and related sales price. The Company evaluates inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk.  The Company has incurred, and may in the future incur charges to write-down our inventory.

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

Product Warranty Reserves. The Company provides its customers with limited rights of return for non-conforming shipments and warranty claims for certain products. In accordance with ASC 450, Contingencies, the Company makes estimates of product warranty expense using historical experience rates as a percentage of revenue and accrues estimated warranty expense as a cost of revenue.  The Company estimates the costs of its warranty obligations based on historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product issues. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, the Company may be required to record additional warranty reserves. Alternatively, if the Company provides more reserves than needed, the Company may reverse a portion of such provisions in future periods.

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

-
Government R&D Contracts - R&D contract revenue represents reimbursement by various U.S. government entities, or their contractors, to aid in the development of new technology. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the U.S. government to practice the inventions for governmental purposes. The R&D contract funding may be based on a cost-plus, cost reimbursement, or a firm fixed price arrangement. The amount of funding under each R&D contract is determined based on cost estimates that include both direct and indirect costs. Cost-plus funding is determined based on actual costs plus a set margin. As the Company incurs costs under cost reimbursement type contracts, revenue is recorded. Contract costs include material, labor, special tooling and test equipment, subcontracting costs, as well as an allocation of indirect costs. An R&D contract is considered complete when all significant costs have been incurred, milestones have been reached, and any reporting obligations to the customer have been met.  Government contract revenue is primarily recognized as service revenue.

The Company also has certain cost-sharing R&D arrangements.  Under such arrangements in which the actual costs of performance are split between the U.S. government and the Company on a best efforts basis, no revenue is recorded and the Company’s R&D expense is reduced for the amount of the cost-sharing receipts.

The U.S. government may terminate any of our government contracts at their convenience as well as for default based on our failure to meet specified performance measurements. If any of our government contracts were to be terminated for convenience, the Company generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. government can also hold us liable for damages resulting from the default.

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
***

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, U.S. GAAP specifically dictates the accounting treatment of a particular transaction.  There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.  For a complete discussion of our accounting policies, recently adopted accounting pronouncements, and other required U.S. GAAP disclosures, we refer you to the accompanying footnotes to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Results of Operations

The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of total revenue.

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.9	116.2	74.1	105.6

Gross profit (loss)	32.1	(16.2)	25.9	(5.6)

Operating expenses:
Selling, general, and administrative	18.7	27.6	23.6	24.8
Research and development	15.7	15.9	16.7	15.4
Impairments	-	-	-	34.7

Total operating expenses	34.4	43.5	40.3	74.9

Operating loss	(2.3)	(59.7)	(14.4)	(80.5)

Other (income) expense:
Interest income	-	(0.1)	-	(0.1)
Interest expense	0.2	0.3	0.2	0.3
Foreign exchange loss	1.5	2.1	1.1	1.4
Change in fair value of financial instruments	(0.6)	-	0.9	-
Financing instrument cost	0.2	-	0.4	-
Impairment of investment	-	-	-	0.4
Gain from sale of investments	-	(7.2)	-	(3.2)

Total other (income) expense	1.3	(4.9)	2.6	(1.2)

Net loss	(3.6)%	(54.8)%	(17.0)%	(79.3)%

Comparison of the Three Months Ended March 31, 2010 and 2009

Revenue:
Revenue for the three months ended March 31, 2010 was $48.2 million, an increase of $4.9 million, or 11%, from $43.3 million reported in the same period last year.

On a segment basis, revenue for the Fiber Optics segment was $30.2 million, an increase of $1.8 million, or 6%, from $28.4 million reported in the same period last year.  The increase in Fiber Optics revenue was primarily due to a significant increase in demand for our CATV products which offsets a slight decrease in demand of telecom-related products when compared to the prior period.  For the three months ended March 31, 2010, the Fiber Optics segment represented 63% of the Company's consolidated revenue compared to 66% in the same period last year.

Revenue for the Photovoltaics segment was $18.0 million, an increase of $3.1 million, or 21%, from $14.9 million reported in the same period last year.  The increase in Photovoltaics revenue was primarily due to a significant increase in demand for the Company’s satellite solar power products.  For the three months ended March 31, 2010, the Photovoltaics segment represented 37% of the Company's consolidated revenue compared to 34% in the same period last year.

Gross Profit:
For the three months ended March 31, 2010, the consolidated gross profit was $15.5 million, an increase of $22.5 million, or 321%, from a gross loss of $7.0 million reported in the same period last year.  For the three months ended March 31, 2010, the consolidated gross margin was 32.1% compared to a negative 16.2% gross margin reported in the same period last year.

Fiber Optics gross margin for the three months ended March 31, 2010 was 23.6%, a significant increase from a negative 11.7% gross margin reported in the same period last year.  The improvement in Fiber Optics gross margin was due primarily to higher gross margins in the Company’s CATV product lines, as well as, lower inventory excess and obsolescence charges when compared to the prior year.  Last year, the Fiber Optics segment incurred $1.3 million of excess and obsolescence inventory charges and $0.2 million related to specific warranty charges.

Photovoltaics gross margin for the three months ended March 31, 2010 was 46.6%, a significant increase from a negative 24.7% gross margin reported in the same period last year.  The improvement in Photovoltaics gross margin was primarily due to increased sales of higher margin satellite solar power products along with improved manufacturing yields on certain satellite solar panel contracts, as well as favorable adjustments of approximately $0.8 million related to the sale of inventory previously reserved for and a larger than expected benefit from a precious metal reclamation process of approximately $0.4 million.  Last year, the Photovoltaics gross margin was depressed due to $5.7 million of excess and obsolescence inventory charges and $1.1 million related to specific warranty charges associated with the Company’s older generation of CPV products and systems.

Operating Expenses:
Sales, general, and administrative expenses for the three months ended March 31, 2010 totaled $9.0 million, a decrease of $3.0 million, or 25%, from $12.0 million reported in the same period last year.  During the quarter, the Company incurred legal expenses of approximately $0.3 million related to patent litigation and other corporate legal charges.  Last year, SG&A included $1.7 million of additional provisions for bad debt, $0.3 million related to severance and restructuring charges, and $0.8 million of patent litigation and other corporate-related legal expense.  As a percentage of revenue, SG&A expenses were 18.7%, a decrease from 27.6% in the same period last year.

Research and development expenses for the three months ended March 31, 2010 totaled $7.6 million, an increase of $0.7 million, or 10%, from $6.9 million reported in the same period last year.  As a percentage of revenue, R&D expenses were 15.7%, a decrease from 15.9% in the same period last year.

Consolidated operating expenses for the three months ended March 31, 2010 totaled $16.6 million, a decrease of $2.2 million, or 12%, from $18.8 million reported in the same period last year.

Operating loss:
For the three months ended March 31, 2010, the consolidated operating loss was $1.1 million, a decrease of $24.8 million, or 96%, from an operating loss of $25.9 million reported in the same period last year, with the variance primarily due to improved operating performance at the gross margin level.

Net loss:
For the three months ended March 31, 2010, the consolidated net loss was $1.7 million, a decrease of $22.0 million, or 93%, from the $23.7 million loss reported in the same period last year, with the variance primarily due to the impairment charge discussed above, as well as improved operating performance at the gross margin level.   The net loss per share for the three months ended March 31, 2010 was $0.02, a decrease of $0.28 per share, from a net loss of $0.30 per share reported in the same period last year.

Comparison of the Six Months Ended March 31, 2010 and 2009

Revenue:
Revenue for the six months ended March 31, 2010 was $90.6 million, a decrease of $6.7 million, or 7%, from $97.3 million reported in the same period last year.

On a segment basis, six month revenue for the Fiber Optics segment was $55.8 million, a decrease of $11.8 million, or 17%, from $67.6 million reported in the same period last year.  The decrease in Fiber Optics revenue was primarily due to a significant drop in demand for our telecom-related products due to the very unfavorable macroeconomic environment as well as continued pressure on selling prices as the Company competes to maintain or increase its market share positions.  Fiber Optics did experience a 9% increase in demand from customers purchasing CATV-related products when compared to the prior period.  For the six months ended March 31, 2010, the Fiber Optics segment represented 62% of the Company's consolidated revenue compared to 69% in the same period last year.

Six month revenue for the Photovoltaics segment was $34.8 million, an increase of $5.0 million, or 17%, from $29.8 million reported in the same period last year.  The increase in Photovoltaics revenue was primarily due to a significant increase in demand for the Company’s satellite solar power products.  For the six months ended March 31, 2010, the Photovoltaics segment represented 38% of the Company's consolidated revenue compared to 31% in the same period last year.

Gross Profit:
For the six months ended March 31, 2010, the consolidated gross profit was $23.5 million, an increase of $28.9 million, or 534%, from a gross loss of $5.4 million reported in the same period last year.  For the six months ended March 31, 2010, the consolidated gross margin was 25.9% compared to a negative 5.6% gross margin reported in the same period last year.

Fiber Optics gross margin for the six months ended March 31, 2010 was 20.4%, an increase from a negative 5.6% gross margin reported in the same period last year.  The improvement in Fiber Optics gross margin was due primarily to higher gross margins in the Company’s CATV and telecom-related product lines, as well as, lower inventory excess and obsolescence charges when compared to the prior year.  Last year, the Fiber Optics gross margin was depressed due to $6.8 million of excess and obsolescence inventory charges.

Photovoltaics gross margin for the six months ended March 31, 2010 was 34.8%, an increase from a negative 5.5% gross margin reported in the same period last year.  The significant increase in Photovoltaics gross margin was primarily due to increased sales of higher margin satellite solar power products along with improved manufacturing yields on certain satellite solar panel contracts, as well as favorable adjustments of approximately $0.8 million related to the sale of inventory previously reserved for and a larger than expected benefit from a precious metal reclamation process of approximately $0.4 million that occurred during the three months ended March 31, 2010.  Last year, the Photovoltaics gross margins was depressed due to $5.7 million of excess and obsolescence inventory charges and $1.2 million related to specific warranty charges associated with the Company’s older generation of CPV products and systems.

Operating Expenses:
Sales, general, and administrative expenses for the six months ended March 31, 2010 totaled $21.4 million, a decrease of $2.7 million, or 11%, from $24.1 million reported in the same period last year.  During the six months ended March 31, 2010, the Company incurred legal expenses of approximately $4.5 million related to patent litigation and other corporate legal charges and $1.3 million of non-cash stock-based compensation expense from the forfeiture of stock options.  Last year, SG&A included $2.6 million of additional provisions for bad debt, $0.9 million related to severance and restructuring charges, and $1.5 million of patent litigation and other corporate-related legal expense.  As a percentage of revenue, SG&A expenses were 23.6%, a decrease from 24.8% in the same period last year.

Research and development expenses for the six months ended March 31, 2010 totaled $15.1 million, an increase of $0.1 million, or 1%, from $15.0 million reported in the same period last year.  As a percentage of revenue, R&D expenses were 16.7%, an increase from 15.4% in the same period last year.

Impairments:
The Company performed its annual goodwill impairment test as of December 31, 2008 and, based on that analysis, determined that goodwill related to its Fiber Optics segment was fully impaired.  As a result, the Company recorded a non-cash impairment charge of $31.8 million in the first quarter of fiscal 2009 and the Company’s balance sheet no longer reflects any goodwill associated with its Fiber Optics segment.   During the first fiscal quarter of 2009, the Company also recorded a $2.0 million non-cash impairment charge related to certain intangible assets acquired from Intel Corporation that were subsequently abandoned.

Consolidated operating expenses for the six months ended March 31, 2010 totaled $36.6 million, a decrease of $36.3 million, or 50%, from $72.9 million reported in the same period last year, with the variance primarily due to the impairment charges incurred in the prior year, as discussed above.

Operating loss:
For the six months ended March 31, 2010, the consolidated operating loss was $13.1 million, a decrease of $65.2 million, or 83%, from an operating loss of $78.3 million reported in the same period last year, with the variance primarily due to the magnitude of the non-cash impairment charges incurred in the prior year, as discussed above, as well as improved operating performance at the gross margin level.

Change in fair value of financial instruments.
The warrants issued by the Company were classified as a liability since the warrants met the classification requirements for liability accounting in accordance with ASC 815.  As of October 1, 2009, the value of the warrants was estimated to be $1.4 million.  The Company expects an impact to the consolidated statement of operations when it records an adjustment to fair value of the warrants at the end of each quarterly reporting period going forward.  As of December 31, 2009 and March 31, 2010, the value of the warrants was estimated to be $1.1 million and $0.8 million, respectively.  In the Notes to the Condensed Consolidated Financial Statements, see Footnote 4 – Equity Facility for additional information related to this equity line of credit.

Cost of financing instruments.
Costs incurred to enter into the Company’s equity line of credit facility were expensed as incurred.   On October 1, 2009, the Company recorded $0.2 million related to the issuance of 185,185 shares of common stock.  In March 2010, the Company initiated its first draw down under the Purchase Agreement and received $2.0 million from the sale of 1,870,042 shares of common stock; with the total discount to volume weighted average price calculated on a daily basis totaling $0.1 million, which was recorded as a non-operating expense within the condensed consolidated statement of operations.  In the Notes to the Condensed Consolidated Financial Statements, see Footnote 4 – Equity Facility for additional information related to this equity line of credit.

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

Net Loss:
For the six months ended March 31, 2010, the consolidated net loss was $15.4 million, a decrease of $61.8 million, or 80%, from $77.2 million reported in the same period last year, with the variance primarily due to the magnitude of the non-cash impairment charge discussed above, as well as improved operating performance at the gross margin level.   The net loss per share for the six months ended March 31, 2010 was $0.19, a decrease of $0.80 per share, from a net loss of $0.99 per share reported in the same period last year.

Liquidity and Capital Resources

As of March 31, 2010, cash, cash equivalents, available-for-sale securities and current restricted cash totaled approximately $19.0 million.  During the three months ended March 31, 2010, the Company incurred a net loss of $1.7 million and generated cash from operations of approximately $1.1 million.  The Company’s operating results for future periods are subject to numerous uncertainties and it is unclear if the Company will be able to reduce or eliminate its net losses for the foreseeable future.  In the event that management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

Historically, management has addressed the Company’s liquidity requirements through the combination of cost reduction initiatives, improvements in working capital management, capital markets transactions, and the sale of assets.  In fiscal 2010, management continues to remain focused on maximizing cash flow from operations while developing additional sources of liquidity.

On October 1, 2009, the Company entered into an equity line of credit arrangement with Commerce Court Small Cap Value Fund, Ltd.   Upon issuance of a draw-down request by the Company, Commerce Court has committed to purchasing up to $25 million worth of shares of the Company’s common stock over the 24-month term of the purchase agreement.  See Footnote 4 – Equity Facility for additional information related to this equity line of credit.

During the first six months of fiscal 2010, the Company has also significantly lowered its spending on capital expenditures and focused on improving the management of its working capital.  Over the last four quarters ended March 31, 2010, the Company generated approximately $0.9 million in cash from operations due to improved operating performance and working capital management including the monetization of $10.1 million of inventory and the generation of $4.6 million in cash from the lowering of accounts receivable balances.  The Company achieved positive cash flow from operations in three of the last four quarters, including the quarters ended June 30, 2009, September 30, 2009, and March 31, 2010.

We believe that our existing balances of cash, cash equivalents, and available-for-sale securities, together with the cash expected to be generated from operations, amounts expected to be available under our revolving credit facility with Bank of America and the equity line of credit agreement with Commerce Court will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.  However, in the event of unforeseen circumstances, or unfavorable market or economic developments, the Company may have to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt, or selling certain product lines and/or portions of our business. There can be no guarantee that the Company will be able to raise additional funds on acceptable terms, or at all. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if the Company experiences disappointing operating results.  If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations may be adversely affected.

Cash Flow

Cash Used for Operations

For the six months ended March 31, 2010, net cash used by operating activities totaled approximately $0.2 million, which represents a decrease of $30.4 million, or 99%, from $30.6 million in cash used by operating activities for the six months ended March 31, 2009.

For the six months ended March 31, 2010, the $0.2 million cash usage was primarily due to the Company’s net loss of $15.4 million offset by a favorable net decrease in certain components of working capital.  The net decrease in certain components of working capital was primarily due to a $5.3 million increase in accounts payable, a $0.7 million decrease in inventory, and a $0.2 million decrease in other assets offset by a $3.5 million increase in accounts receivable and a decrease of $2.0 million in accrued expenses and other liabilities.  Significant non-cash adjustments used to reconcile net loss to net cash used in operating activities included $5.3 million related to stock-based compensation expense, $6.2 million related to depreciation and amortization expense, and $1.1 million related to non-cash losses from financing instruments.

For the six months ended March 31, 2009, the $30.6 million cash usage was primarily due to the Company’s net loss of $77.2 million and a net increase in certain components of working capital of approximately $5.9 million.  The net increase in certain components of working capital was primarily due to a $24.4 million decrease in accounts payable and a $3.3 million decrease in accrued expenses and other current liabilities offset by an $11.0 million decrease in inventory, a $7.9 million decrease in accounts receivable, and a $2.9 million decrease in other assets.  Significant non-cash adjustments used to reconcile net loss to net cash used in operating activities included $33.8 million in impairment of goodwill within the Fiber Optics segment, $6.3 million related to an increase in inventory provisions, $8.5 million related to depreciation and amortization expense, $3.6 related to stock-based compensation expense, $2.7 million related to an increase in the provision for doubtful accounts, offset slightly by a gain of $3.1 million from the sale of an unconsolidated affiliate.

Net Cash Provided by Investing Activities

For the six months ended March 31, 2010, net cash provided by investing activities totaled $0.6 million, which represents a decrease of $13.4 million from $14.0 million in cash provided by investing activities for the six months ended March 31, 2009.

For the six months ended March 31, 2010, the $0.6 million in net cash provided by investing activities was primarily due from the release of restricted cash of $1.1 million and the sale of auction-rate securities of $0.1 million offset by $0.2 million in capital expenditures and $0.4 million in patent investments.

For the six months ended March 31, 2009, the $14.0 million in net cash provided by investing activities was primarily due to $11.0 million of proceeds from the sale of an unconsolidated affiliate, $2.7 million received from the sale of available-for-sale securities, and $1.5 million from the release of restricted cash offset by $1.1 million in capital expenditures.

Net Cash Provided by Financing Activities

For the six months ended March 31, 2010, net cash provided by financing activities totaled $1.7 million, which represents a decrease of $6.0 million from $7.7 million in cash provided by financing activities for the six months ended March 31, 2009.

For the six months ended March 31, 2010, the $1.7 million in net cash provided by financing activities consisted of $2.0 million in net proceeds from the Company’s equity line of credit facility with Commerce Court and $0.5 million in proceeds from the Company’s employee stock purchase plan offset slightly by $0.8 million of repayments on the Company’s debt.

For the six months ended March 31, 2009, the $7.7 million in net cash provided by financing activities consisted of $6.2 million in net borrowings under the Company’s credit facility with Bank of America, $0.9 million in net borrowings with UBS, and $0.6 million in proceeds from the Company’s employee stock purchase plan.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments over the next five years are summarized in the table below:

(in thousands)		For the Fiscal Years Ended September 30,
	Total	2010	2011 to 2012	2013 to 2014	2015 and later

Operating lease obligations	$7,422	$958	$2,889	$877	$2,698
Line of credit	9,662	9,662	-	-	-
Short-term debt	728	728	-	-	-
Purchase obligations	25,945	25,795	120	30	-
Total contractual obligations and commitments	$43,757	$37,143	$3,009	$907	$2,698

Interest expense is not included in the contractual obligations and commitments table above since it is insignificant to the Company’s financial statements.

Operating leases

Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties.

Line of Credit

In September 2008, the Company closed a $25 million asset-backed revolving credit facility with Bank of America, which can be used for working capital, letters of credit and other general corporate purposes.  Subsequently, the credit facility was amended resulting in a reduction in the total loan availability to $14 million.  The credit facility matures in September 2011 and is secured by substantially all of the Company’s assets.  The credit facility is subject to a borrowing base formula based on eligible accounts receivable and provides for prime-based borrowings.

As of March 31, 2010, the Company had a $9.7 million prime rate loan outstanding, with an interest rate of 8.25%, and approximately $2.2 million in outstanding standby letters of credit under this credit facility.   The Company completely paid off the outstanding loan on April 2, 2010.

The facility is also subject to certain financial covenants.  On February 8, 2010, the Company and Bank of America entered into a Sixth Amendment to the Company’s credit facility, which (a) permits the Company to enter into foreign exchange hedging transactions pursuant to a separate facility with the bank, provided that available amounts under such facility shall be deducted from the maximum revolving loan limit under this facility; and (b) reset the EBITDA financial covenant for the first quarter of fiscal 2010.  On May 6, 2010, the Company and Bank of America entered into a Seventh Amendment to the Company’s credit facility, which reset the EBITDA and Fixed Charge Coverage Ratio financial covenants for the second quarter of fiscal 2010 and the remaining quarters of fiscal 2010.

Short-term Debt

In December 2008, the Company borrowed $0.9 million from UBS Securities that is collateralized with auction rate preferred securities.  The average interest rate on the loan is approximately 1.3% and the term of the loan is dependent upon the timing of the settlement of the auction rate securities with UBS Securities, which is expected to occur by June 2010 at 100% par value.

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

The Company is exposed to financial market risks, including changes in currency exchange rates and interest rates.  The Company does not use derivative financial instruments for speculative purposes.

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

Management, under the supervision and with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of the end of the period covered by this report. Based on that evaluation, management concluded that, as of that date, the Company’s disclosure controls and procedures were effective.

Attached, as exhibits to this Quarterly Report on Form 10-Q, are certifications of the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), which are required in accordance with Rule 13a-14 of the Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer).

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have, from time to time, exchanged correspondence with third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes. Additionally, on September 11, 2006, the Company filed a lawsuit against Optium Corporation, currently part of Finisar Corporation (Optium) in the U.S. District Court for the Western District of Pennsylvania for patent infringement of certain patents associated with our Fiber Optics segment. In the suit, the Company and JDS Uniphase Corporation (JDSU) allege that Optium is infringing on U.S. patents 6,282,003 and 6,490,071 with its Prisma II 1550nm transmitters. On March 14, 2007, following denial of a motion to add additional claims to its existing lawsuit, the Company and JDSU filed a second patent suit in the same court against Optium alleging infringement of JDSU's patent 6,519,374 ("the '374 patent").  On March 15, 2007, Optium filed a declaratory judgment action against the Company and JDSU. Optium sought in this litigation a declaration that certain products of Optium do not infringe the '374 patent and that the patent is invalid, but the District Court dismissed the action on January 3, 2008 without addressing the merits. The '374 patent is assigned to JDSU and licensed to the Company.

On December 20, 2007, the Company was served with a complaint in another declaratory relief action, which Optium had filed in the Federal District Court for the Western District of Pennsylvania.  This action seeks to have U.S. patents 6,282,003 and 6,490,071 declared invalid or unenforceable because of certain conduct alleged to have occurred in connection with the grant of these patents.  These allegations are substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  On August 11, 2008, both actions pending in the Western District of Pennsylvania were consolidated before a single judge, and a trial date of October 19, 2009 was set.  On February 18, 2009, the Company’s motion for a summary judgment dismissing Optium’s declaratory relief action was granted, and on March 11, 2009, the Company was notified that Optium intended to file an appeal of this order. On May 5, 2010, the Court of Appeals for the Federal Circuit rejected Optium’s appeal and affirmed the summary judgment dismissing Optium’s declaratory relief action.

In October 2009 the consolidated matters were tried before a jury, which found that all patents asserted against Optium were valid, that all claims asserted were infringed, and that such infringement by Optium was willful where willfulness was asserted.  The jury awarded the Company and JDSU monetary damages totaling approximately $3.4 million.  The Company has been advised that Optium has filed an appeal of this award with the Court of Appeals for the Federal Circuit, which the Company intends to contest.
In accordance with U.S. GAAP, a contingency that might result in a gain should not be reflected in the financial statements because to do so might be to recognize income before its realization.

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

On March 5, 2009, the Company was notified that, based on a complaint filed by Avago alleging the same patent infringement that formed the basis of the complaint previously filed in the Northern District of California, the U.S. International Trade Commission (the “ITC”) had determined to begin an investigation titled “In the Matter of Certain Optoelectronic Devices, Components Thereof and Products Containing the Same”, Inv. No. 337-TA-669.  This matter was tried before an administrative law judge of the ITC from November 16-20, 2009.

On March 12, 2010, the Company was advised that an initial determination had been issued by the administrative law judge of the ITC that found that one of the two patents asserted against certain of the Company’s products was both valid and infringed.  This initial determination is subject to review and confirmation by the ITC itself and to further review by the President of the United States.  Any orders which might issue following such review are subject to appeal to the U.S. Court of Appeals for the Federal Circuit.  The initial determination will also not be binding in the patent case currently pending between the Company and Avago in the Northern District of California, which will remain stayed until all appeals of the initial determination have been exhausted.

On March 29, 2010, the Company filed a petition with the International Trade Commission for a review of certain portions of the initial determination that were adverse to the Company.  The Commission has not yet indicated which portions of the initial determination it will review.

The Company plans to follow all available avenues of appeal with respect to the adverse aspects of this initial determination and to petition the Patent and Trademark Office for a re-examination of both of the patents in question based on evidence presented in the ITC matter.  The Company is also evaluating non-judicial approaches, including product redesign and manufacturing relocation, to minimize the impact of any exclusionary or cease and desist order which may be issued.

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

On January 23, 2009, Plaintiff James E. Stearns filed a purported stockholder derivative action (the “Stearns Derivative Action”) on behalf of the Company against the Individual Defendants, as well as the Company as nominal defendant in the Superior Court of New Jersey, Atlantic County, Chancery Division (James E. Stearns, derivatively on behalf of EMCORE Corporation v. Thomas J. Russell, Robert Bogomolny, Charles Scott, John Gillen, Reuben F. Richards, Jr., Hong Q. Hou, Adam Gushard, David Danzilio and Thomas Werthan, Case No. Atl-C-10-09).  This action is based on essentially the same factual contentions as the Prissert Class Action, and alleges that the Individual Defendants engaged in improprieties and violations of law in connection with the reporting of the GGE backlog.  The Stearns Derivative Action seeks several forms of relief, allegedly on behalf of the Company, including, among other things, damages, equitable relief, corporate governance reforms, an accounting of, rescission of, restitution of, and costs and disbursements of the lawsuit.

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

The Company intends to vigorously defend against the allegations of both the Class Actions and the Derivative Actions.

d) Securities Matters

SEC Communications.  On February 24, 2010, the Company received a letter from the Securities and Exchange Commission's Division of Enforcement dated February 2, 2010 stating that the staff has completed its investigation of EMCORE Corporation that the Company had disclosed in its Form 10-K filed for its fiscal year ended September 30, 2009.   The letter further advised the Company that the staff of the Division of Enforcement did not intend to recommend any enforcement action against the Company.

NASDAQ Communication. On March 8, 2010, the Company received notice from the NASDAQ Listings Qualifications group, stating that it had closed its inquiry involving EMCORE Corporation that the Company had disclosed in its Form 10-K filed for its fiscal year ended September 30, 2009.

As of March 31, 2010 and the filing date of this Quarterly Report on Form 10-Q, no amounts have been accrued for any litigation item discussed above since no estimate of loss can be made at this time.

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

Our Share Purchase Agreement and the related Shareholders Agreement with TCIC for the sale of a majority interest in our telecom, enterprise, CATV, FTTP and video transport product lines are subject to the approval of both the Company’s Board of Directors and the Board of Directors of TCIC, which means that, until these approvals are obtained, the Share Purchase Agreement and Shareholders Agreement would not be enforceable by either party against the other.  In addition, the closing of the transaction is subject to the satisfaction of material conditions, including regulatory and government approvals in the U.S. and China.  In the event these conditions are not satisfied, the Company may be unable to consummate the transaction, and, if U.S. regulatory approvals are not obtained, the Company may be liable for the payment of a $2,775,000 termination fee to TCIC.

The Company has also agreed to relocate its China CPV manufacturing and operations base to the Caofeidian Industry Zone.  It is uncertain whether this operation can be successfully relocated, and failure to successfully do so may have an adverse impact on these operations as well as other aspects of the Company’s CPV business, which may be dependent on these operations.

A failure to close the joint venture transaction for any reason may have a material adverse effect on the Company.  Our relationships or credibility with customers could suffer if transition arrangements for the joint venture transactions are planned but not implemented due to a failure to close.  In addition, the Company would not realize the expected benefits under the terms of the joint venture arrangement, and, because the Company is restricted by the Share Purchase Agreement from conducting the business of the joint venture assets in ways other than the ordinary course during the pendency of the closing, the Company would not have had the opportunity to pursue other strategic transactions involving those assets.

If the joint venture transaction is consummated, the successful implementation of the joint venture will be subject to additional risks and uncertainties that may have an adverse material effect on the joint venture’s or Company’s performance.  If the joint venture is not successful, the Company may suffer losses under its obligation to provide loans to the joint venture.

If the transaction is closed, the implementation of the joint venture transaction will also be subject to additional risks and uncertainties.  The assets included in the transaction will need to be transferred to the joint venture, and in some cases will be relocated geographically to the Caofeidian Industry Zone in China, which could result in business interruptions or other adverse consequences to the business.  A failure by the joint venture to retain key employees may also have an adverse material effect on the business and performance of the joint venture.  In addition, the announcement and or consummation of the transaction, or the operation of the joint venture, may have an adverse material effect on the Company's business relationships or operating results, including those of the Fiber Optics businesses which will become part of the joint venture.  Because the Company will share ownership and management of the joint venture, the management of these risks will not be entirely within our control.

The Company has agreed to make $3.0 million in additional loans available to the joint venture following the closing, and to pledge 50% of its interest in the joint venture as collateral for the $27.0 million in working capital loans to the joint venture to be arranged by TCIC   The Company will likely suffer losses of these amounts if the joint venture is unable to repay its debts.

ITEM 5.                      Other Information

Tangshan Agreements

On February 3, 2010, the Company entered into a Share Purchase Agreement to create a joint venture with Tangshan Caofeidian Investment Corporation (“TCIC”), a Chinese investment company located in the Caofeidian Industry Zone, Tangshan City, Hebei Province of China.

The Share Purchase Agreement provides for the Company to sell a sixty percent (60%) interest in its Fiber Optics business (excluding its satellite communications and specialty photonics fiber optics businesses) to TCIC, which will be operated as a joint venture once the transaction is closed.  The Fiber Optics businesses included in this transaction are the Company’s telecom, enterprise, cable television (CATV), fiber-to-the-premises (FTTP), and video transport product lines.  Subsequent to the pending transaction, the Company’s business will be comprised of the satellite and terrestrial solar businesses as well as the satellite communications and specialty photonics fiber optics businesses.

When the transaction is completed, the new joint venture entity will be named EMCORE Fiber Optics, Limited (“EFO”) and it will be organized as a newly formed Hong Kong corporation. The Share Purchase Agreement provides for TCIC to pay the Company $27.8 million in cash, subject to adjustment based on the net asset value of the business as of the closing date, and also to provide $27.0 million of additional loans to EFO subsequent to the closing, with $18.0 million to be funded within 90 days of closing and $9.0 million to be funded within 90 days of the first anniversary of the closing.  In consideration of the magnitude of TCIC’s loan commitment to EFO, the Company will be providing 50% of its equity interest in EFO as collateral for this indebtedness.  In addition, the Share Purchase Agreement provides for the Company to provide $3.0 million of additional loans to EFO after the closing, with $2.0 million to be funded within 5 business days of the closing and $1.0 million to be funded within 90 days of the first anniversary of the closing.

The parties also executed a Shareholders Agreement that provides for how EFO will be operated and governed following closing.  The terms of the Shareholders Agreement provide that TCIC shall have the right to elect three of EFO’s five directors, as well as to designate the Chairman of the Board and the Chief Financial Officer.  The Company will have the right to elect the remaining two directors and to nominate the Chief Executive Officer.  The Company also has the right to approve certain key corporate matters (including modifications to EFO’s governing documents, changes in equity and corporate structure, mergers, acquisitions and dispositions, the incurring of indebtedness, and the annual business plan and budget) through supermajority voting requirements of the Board (subject to certain deadlock provisions).  The Shareholders Agreement also imposes certain restrictions on the parties’ abilities to transfer their interest in EFO.

The Share Purchase Agreement and the Shareholders Agreement are subject to the approval of both the Company’s Board of Directors and the Board of Directors of TCIC, which means that until these approvals are obtained, the Share Purchase Agreement and the Shareholders Agreement would not be enforceable by either party against the other party.  In addition, the closing of the transaction is subject to material conditions, including regulatory and governmental approvals in the U.S. and China.  If U.S. regulatory approvals are not obtained, the Company may be obligated to pay a termination fee of $2.8 million to TCIC.

It is expected that the Company’s Executive Chairman and Chairman of the Board, Mr. Reuben F. Richards, Jr. will resign his position as the Company’s Executive Chairman effective as of the closing of the transaction to assume the role of CEO for EFO.  In addition, the Shareholders Agreement provides for certain other Company senior executives and the employees currently working for the transferred businesses to be offered positions with EFO. The Shareholders Agreement further contemplates that the Company’s President and CEO, Dr. Hong Q. Hou, will also serve as a director of EFO, providing strategic and operational oversight to the joint venture.

If the transaction is completed as planned, over the next several years, the joint venture is expected to focus on developing a high volume, low cost manufacturing infrastructure and a local customer support organization to better serve the expanding customer base in China and worldwide. TCIC has committed to providing additional funding support for the JV's future strategic growth through acquisitions.

In conjunction with the establishment of the joint venture, the Company and TCIC also entered into a Supplemental Agreement pursuant to which the Company agreed to establish its China terrestrial concentrator photovoltaics (CPV) manufacturing and operations base in the Caofeidian Industry Zone. The Supplemental Agreement includes a commitment by TCIC to provide the Company with the equivalent of $3.3 million in RMB denominated loans, tax and rent incentives and assistance in developing the Company’s solar power business in China.  The Supplemental Agreement is not subject to Board approval by either the Company or TCIC and is enforceable by each party against the other.

Line of Credit

On February 8, 2010, the Company and Bank of America entered into a Sixth Amendment to the Company’s credit facility, which (a) permits the Company to enter into foreign exchange hedging transactions pursuant to a separate facility with the bank, provided that available amounts under such facility shall be deducted from the maximum revolving loan limit under this facility; and (b) reset the EBITDA financial covenant for the first quarter of fiscal 2010.  On May 6, 2010, the Company and Bank of America entered into a Seventh Amendment to the Company’s credit facility, which reset the EBITDA and Fixed Charge Coverage Ratio financial covenants for the second quarter of fiscal 2010 and the remaining quarters of fiscal 2010.

ITEM 6.                       Exhibits

Exhibit Number	Description
10.1*	Seventh Amendment to the Loan and Security Agreement with Bank of America, N.A., dated May 6, 2010.

31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2010.

31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2010.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2010.

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2010.
_________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date: May 10, 2010	By: /s/ Hong Q. Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	By: /s/ John M, Markovich
John M. Markovich
Chief Financial Officer (Principal Financial and Accounting Officer)