Form 10-Q
period 2010-06-30
EMCORE CORP
filed 2010-10-05
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

The number of shares outstanding of the registrant’s no par value common stock as of October 1, 2010 was 85,100,633.

CAUTIONARY STATEMENT
 FOR PURPOSES OF “SAFE HARBOR PROVISIONS”
OF THE PRIVATE SECURITIES LITIGATION ACT OF 1995

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934.  These forward-looking statements are largely based on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which the Company operates.  These forward-looking statements may be identified by the use of terms and phrases such as “anticipates”, “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, “targets”, “will”, and similar expressions or variations of these terms and similar phrases.  Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as updated by our subsequent periodic reports.  The cautionary statements should be read as being applicable to all forward-looking statements wherever they appear in this Quarterly Report and they should also be read in conjunction with the consolidated financial statements, including the related footnotes.

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
For The Quarterly Period Ended June 30, 2010

PART I.	FINANCIAL INFORMATION
ITEM I.	Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended June 30, 2010 and 2009
(in thousands, except loss per share)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Product revenue	$43,786	$37,190	$131,292	$129,076
Service revenue	2,820	1,299	5,910	6,753
Total revenue	46,606	38,489	137,202	135,829

Cost of product revenue	31,675	39,880	94,544	138,666
Cost of service revenue	2,122	1,037	4,778	5,007
Total cost of revenue	33,797	40,917	99,322	143,673

Gross profit (loss)	12,809	(2,428)	37,880	(7,844)

Operating expenses:
Selling, general, and administrative	14,004	10,914	35,254	35,039
Research and development	7,147	5,654	22,256	20,655
Impairments	-	27,000	-	60,781
Total operating expenses	21,151	43,568	57,510	116,475

Operating loss	(8,342)	(45,996)	(19,630)	(124,319)

Other (income) expense:
Interest income	(3)	(3)	(22)	(83)
Interest expense	111	105	330	443
Foreign exchange loss (gain)	928	(745)	1,889	635
Change in fair value of financial instruments	(176)	-	634	-
Cost of financing instruments	12	-	348	-
Impairment of investment	-	-	-	367
Gain from sale of investments	-	-	-	(3,144)
Total other expense (income)	872	(643)	3,179	(1,782)

Net loss	$(9,214)	$(45,353)	$(22,809)	$(122,537)

Foreign exchange translation adjustment	444	(131)	810	353

Comprehensive loss	$(8,770)	$(45,484)	$(21,999)	$(122,184)

Per share data:

Net loss per basic and diluted share	$(0.11)	$(0.57)	$(0.28)	$(1.56)

Weighted-average number of basic and diluted shares outstanding	84,117	79,700	82,544	78,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of June 30, 2010 and September 30, 2009
(in thousands)
(unaudited)

	As of June 30, 2010	As of September 30, 2009
ASSETS

Current assets:
Cash and cash equivalents	$14,404	$14,028
Restricted cash	437	1,521
Available-for-sale securities	1,200	1,350
Accounts receivable, net of allowance of $7,601 and $7,125, respectively	37,312	39,417
Inventory, net	33,936	31,685
Prepaid expenses and other current assets	4,832	4,712

Total current assets	92,121	92,713

Property, plant and equipment, net	48,675	55,028
Goodwill	20,384	20,384
Other intangible assets, net	11,349	12,982
Long-term restricted cash	-	163
Other non-current assets, net	672	753

Total assets	$173,201	$182,023

LIABILITIES and SHAREHOLDERS’ EQUITY

Current liabilities:
Borrowings from credit facility	$10,932	$10,332
Short-term debt	679	842
Accounts payable	27,128	24,931
Accrued expenses and other current liabilities	20,311	21,883

Total current liabilities	59,050	57,988

Warrant liability	634	-
Other long-term liabilities	100	104

Total liabilities	59,784	58,092

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized; no shares outstanding	-	-
Common stock, no par value, 200,000 shares authorized; 85,061 shares issued and 84,902 shares outstanding as of June 30, 2010; 80,982 shares issued and 80,823 shares outstanding as of September 30, 2009	700,329	688,844
Accumulated deficit	(586,374)	(563,565)
Accumulated other comprehensive income	1,545	735
Treasury stock, at cost; 159 shares as of June 30, 2010 and September 30, 2009	(2,083)	(2,083)
Total shareholders’ equity	113,417	123,931

Total liabilities and shareholders’ equity	$173,201	$182,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2010 and 2009
(in thousands)
(unaudited)

	For the Nine Months Ended June 30,
	2010	2009
Cash flows from operating activities:

Net loss	$(22,809)	$(122,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairments	-	60,781
Stock-based compensation expense	7,344	4,975
Depreciation and amortization expense	9,266	12,862
Provision for inventory reserves	2,332	14,934
Provision for doubtful accounts	1,957	4,818
Provision for product warranty	669	-
Provision for losses on firm commitments	-	6,524
Impairment of investment	-	367
Loss on disposal of equipment	89	152
Compensatory stock issuances	884	438
Gain from sale of unconsolidated affiliate	-	(3,144)
Change in fair value of financial instruments	634	-
Cost of financing instruments	322	-
Total non-cash adjustments	23,497	102,707

Changes in operating assets and liabilities:
Accounts receivable	(1,033)	13,472
Inventory	(4,594)	10,201
Other assets	(208)	1,893
Accounts payable	2,218	(30,494)
Accrued expenses and other current liabilities	(2,302)	(5,761)
Total change in operating assets and liabilities	(5,919)	(10,689)

Net cash used in operating activities	(5,231)	(30,519)

Cash flows from investing activities:

Purchase of plant and equipment	(830)	(1,182)
Investments in patents	(524)	-
Proceeds from the sale of available-for-sale securities	150	2,679
Proceeds from the sale of an unconsolidated affiliate	-	11,017
Release of restricted cash	1,246	1,893

Net cash provided by investing activities	$42	$14,407

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2010 and 2009
(in thousands)
(unaudited)

(Continued from previous page)	For the Nine Months Ended June 30,
	2010	2009
Cash flows from financing activities:

Net proceeds from borrowings from credit facility	$600	$4,984
Net (payments on) proceeds from borrowings of short-term debt	(163)	889
Proceeds from exercise of employee stock options	-	32
Proceeds from employee stock purchase plan	990	894
Net proceeds from the equity line of credit facility	1,980	-

Net cash provided by financing activities	3,407	6,799

Effect of foreign currency on cash	2,158	472

Net increase (decrease) in cash and cash equivalents	376	(8,841)

Cash and cash equivalents at beginning of period	14,028	18,227

Cash and cash equivalents at end of period	$14,404	$9,386

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$227	$511

Cash paid during the period for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for purchase of assets acquired from Intel Corporation	$-	$1,183

Issuance of common stock related to equity line of credit facility	$228	$-

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented.  Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2009 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of the Company’s financial position, operating results, risk factors, and other matters, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Liquidity and Capital Resources

During the three months ended June 30, 2010, the Company incurred a net loss of $9.2 million.  The Company’s operating results for future periods are subject to numerous uncertainties and it is unclear if the Company will be able to reduce or eliminate its net losses for the foreseeable future.  In the event that management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

As of June 30, 2010, cash, cash equivalents, available-for-sale securities and current restricted cash totaled approximately $16.0 million.  Historically, management has addressed the Company’s liquidity requirements through the combination of cost reduction initiatives, improvements in working capital management, capital markets transactions, and the sale of assets.  In fiscal 2010, management continues to remain focused on reducing the amount of cash used from operations while developing additional sources of liquidity.  For the nine months ended June 30, 2010, and 2009, the Company consumed cash from operations of approximately $5.2 million and $30.5 million, respectively.  In fiscal 2010, the consumption of $5.2 million of cash was entirely related to an increase in components of working capital.  The Company consumed less cash from operations when compared to the prior year due to improved operating performance and working capital management.  The Company achieved positive cash flow from operations in two of the last four quarters, including the quarters ended September 30, 2009 and March 31, 2010.  In the fourth quarter, we expect the Company’s operational performance will improve and cash will be generated through increases in gross margin and improvement in working capital management.

On October 1, 2009, the Company entered into an equity line of credit arrangement with Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”).  Upon issuance of a draw-down request by the Company within the 24-month term of the purchase agreement, Commerce Court has committed to purchase up to $25 million of the Company’s common stock.  See Footnote 3 – Equity Facility for additional information related to this equity line of credit.

We believe that our existing balances of cash, cash equivalents, and available-for-sale securities, together with amounts expected to be available under our revolving credit facility with Bank of America and the equity line of credit agreement with Commerce Court will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.  However, in the event of unforeseen circumstances, or unfavorable market or economic developments, the Company may have to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt, or selling certain product lines and/or portions of our business. There can be no guarantee that the Company will be able to raise additional funds on terms acceptable to us, or at all. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if the Company experiences negative operating results.  In addition, as a result of the delay in filing this Quarterly Report, we are currently ineligible to register our securities on Form S-3.  We may continue to use our currently effective Registration Statement on Form S-3 until we file our next Annual Report on Form 10-K, but during the period in which we are not able to use the registration statement, we may be unable to access financing under our equity line of credit agreement.  If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations may be adversely affected.

Strategic Plan

Due to significant differences in operating strategy between the Company’s Fiber Optics and Photovoltaics businesses, the Company’s management and Board of Directors believes that they would provide greater value to shareholders if they were operated as two separate business entities.  The Company is exploring business strategies to meet the following objectives: 1) creating a low-cost manufacturing base for its Fiber Optics business, 2) separating the Company’s Photovoltaics and Fiber Optics businesses to become pure plays in each of the business segments, and 3) providing the Company with improved liquidity to launch its concentrator photovoltaics (“CPV”) business.

In furtherance of this strategy, on July 30, 2010, the Company entered into an agreement for the establishment and operation of a joint venture (the “JV Agreement”) with San’an Optoelectronics Co., Ltd. (“San’an”) for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under license from the Company.

The JV Agreement provides for the parties to form Suncore Photovoltaics Co., Ltd., a limited liability company (“Suncore”), under the laws of the People’s Republic of China.  The Company will own a forty percent (40%) ownership interest in Suncore, while San’an will own a sixty percent (60%) interest.

Concurrently with the execution of the JV Agreement, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with an affiliate of San’an (the “Affiliate”). The Cooperation Agreement provides for the Company, or a designated affiliate of the Company, to receive an aggregate $8.5 million in fees, payable over a two-year period following the establishment of Suncore, in connection with the Company’s provision of the technology license and related support and strategic consulting services to Suncore. The Company intends to use the fees it receives pursuant to the Cooperation Agreement and assembly and test equipment and inventory assets to fund most of its capital contributions to Suncore.  Furthermore, the Cooperation Agreement provides that the Affiliate will provide Suncore with working capital financing in the form of loans and/or guarantees.

Correction of Prior Period Financial Statements

During the third quarter of fiscal 2010, management determined that approximately $2.5 million of excess and obsolete inventory reserves related to the Company’s Fiber Optics segment should have been recorded in the quarter ended September 30, 2009.  The financial impact from this error was an overstatement of inventory and understatement of cost of revenue of $2.5 million in the quarter and year ended September 30, 2009.  Accordingly, the condensed consolidated balance sheet as of September 30, 2009 was corrected to reduce inventory by approximately $2.5 million with a corresponding increase to accumulated deficit.  The impact from correcting prior period financial statements resulted in the reduction of cost of revenue of approximately $1.2 million and $0.3 million in the quarters ended December 31, 2009 and March 31, 2010, respectively.  The Company also recorded a $0.2 million compensation-related adjustment in the quarter and year ended September 30, 2009.  The net effect on net loss per basic and diluted share was ($0.03) per share for the quarter and year ended September 30, 2009 and $0.01 per share for the quarters ended December 31, 2009 and March 31, 2010.  These corrections had no impact to net cash used in operating activities as reported on the statements of cash flows.  The effect of these corrections was not considered material to any previously reported financial statement and these corrections will be made to applicable prior period financial information in future filings with the SEC.

NOTE 2.  Recent Accounting Pronouncements

ASC 470 – Debt. On October 1, 2009, the Company adopted new authoritative guidance that requires the proceeds from the issuance of certain convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment was effective for the Company beginning in fiscal 2010, and it is required to be applied retrospectively to prior periods.  Management is currently assessing the potential impact this new guidance will have on the Company’s fiscal 2008 statement of operations that will be presented in the Company’s 2010 Form 10-K filing.  It is not expected to have a significant effect on the fiscal 2008 ending equity account balances or the fiscal 2009 or 2010 financial statements.

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

In addition, as a result of the delay in filing this Quarterly Report, we are currently ineligible to register our securities on Form S-3.  We may continue to use our currently effective Registration Statement on Form S-3 until we file our next Annual Report on Form 10-K, but during the period in which we are not able to use the registration statement, we may be unable to access financing under our equity line of credit agreement.

Draw-down Transaction

On March 18, 2010, the Company sold 1,870,042 shares of its common stock to Commerce Court pursuant to the terms of the Purchase Agreement at an average price of approximately $1.07 per share.  The Company received $2.0 million from the sale of common stock; with the total discount to volume weighted average price calculated on a daily basis totaling $0.1 million, which was recorded as a non-operating expense within the condensed consolidated statement of operations.

Other Financial Impact

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

As of December 31, 2009, the value of the warrants was estimated to be $1.1 million using the Black-Scholes option valuation model.

As of March 31, 2010, management changed the warrant valuation method from the Black-Scholes option valuation model to the modified binomial option pricing model which has been recognized as a change in accounting estimate.  The valuation model was changed to the modified binomial option pricing model since it allows the valuation of each warrant to factor in the value associated with the Company’s right to affect a mandatory exercise of each warrant if the Company’s common stock trades at a price greater than 140% of the exercise price of any warrant.  As of March 31, 2010, the fair value of the warrants was estimated to be $0.8 million using the modified binomial option pricing model.  As of December 31, 2009, this change in estimate would have resulted in a reduction of $0.5 million of non-operating expense in that reporting period.

As of June 30, 2010, management changed the warrant valuation method from the modified binomial option pricing model to the Monte Carlo option pricing model which has been recognized as a change in accounting estimate.  The valuation model was changed to the Monte Carlo option pricing model since it allows the valuation of each warrant to factor in the value associated with the Company’s right to affect a mandatory exercise of each warrant if the Company’s common stock trades at a price greater than 140% of the exercise price of any warrant for 10 consecutive trading days.  As of June 30, 2010, the fair value of the warrants was estimated to be $0.6 million using the Monte Carlo option pricing model.  As of December 31, 2009, this change in estimate would have resulted in a reduction of $0.4 million of non-operating expense in that reporting period.  As of March 31, 2010, this change in estimate would have resulted in an additional $18,000 of non-operating expense in that reporting period.

The option pricing models discussed above required the input of highly subjective assumptions, including the warrant’s expected life and the price volatility of the underlying stock, as outlined below:

Assumptions used in the Option Pricing Models	As of October 31, 2009	As of December 31, 2009	As of March 31, 2010	As of June 30, 2010

Expected dividend yield	-%	-%	-%	-%
Expected stock price volatility	95%	95%	96%	97%
Risk-free interest rate	2.2%	2.7%	2.6%	1.8%
Expected term (in years)	5.5	5.25	5.0	4.75

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

On May 21, 2010, the shareholders of the Company approved the adoption of the Company’s 2010 Equity Incentive Plan (the “2010 Equity Plan”) and authorized the reservation of 4,000,000 shares of the Company’s common stock for issuance under the 2010 Equity Plan.  The 2010 Equity Plan replaced the Company’s 2000 Stock Option Plan, which expired on February 12, 2010.

As of June 30, 2010, no stock options or shares of restricted stock were granted under the 2010 Equity Plan.

Surrender of Stock Options

On November 20, 2009, the Company’s Chief Financial Officer at the time, voluntarily surrendered stock options exercisable into 475,000 shares of common stock.  These stock options had an exercise price of $5.57 and were granted on August 18, 2008.  The Chief Financial Officer received no consideration in exchange for the surrender of these stock options.  The surrender of his non-vested stock options resulted in an immediate non-cash charge of $1.3 million, which was recorded in selling, general, and administrative expense during the three months ended December 31, 2009.  The expense was due to the acceleration of all unrecognized stock-based compensation expense associated with that specific stock option grant.

The following table summarizes the activity under the Company’s 2000 Stock Option Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2009	10,788,174	$4.85

Granted	76,500	1.07
Exercised	-	-
Forfeited	(642,915)	3.60
Cancelled	(968,128)	6.79

Outstanding as of June 30, 2010	9,253,631	$4.69	7.16

Exercisable as of June 30, 2010	4,436,788	$5.91	5.67

Vested and expected to vest as of June 30, 2010	6,098,326	$5.09	6.49

As of June 30, 2010, there was approximately $3.8 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the 2000 Stock Option Plan.  This expense is expected to be recognized over an estimated weighted average life of 2.5 years.

Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option’s exercise price and the underlying stock price.  There were no stock options exercised during the three or nine months ended June 30, 2010.  The total intrinsic value related to stock options exercised during the nine months ended June 30, 2009 totaled approximately $10,000.  The intrinsic value related to fully vested and expected to vest stock options as of June 30, 2010 totaled approximately $5,000 and the intrinsic value related to exercisable stock options as of June 30, 2010 was approximately $3,000.

	Number of Stock Options Outstanding			Options Exercisable
Exercise Price of Stock Options	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
<$5.00	4,740,908	7.48	$1.92	1,568,495	$2.96
>=$5.00 to <$10.00	4,478,623	6.83	7.56	2,850,493	7.49
=>$10.00	34,100	6.78	11.25	17,800	11.17
Total	9,253,631	7.16	$4.69	4,436,788	$5.91

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

The effect of recording stock-based compensation expense was as follows:

(in thousands, except per share data)	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense by award type:
Employee stock options	$1,994	$1,072	$6,927	$4,413
Employee stock purchase plan	101	206	417	562

Total stock-based compensation expense	$2,095	$1,278	$7,344	$4,975

Net effect on net loss per basic and diluted share	$(0.02)	$(0.02)	$(0.09)	$(0.06)

Valuation Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  There were no stock options granted during the three months ended June 30, 2010.  The weighted-average grant date fair value of stock options granted during the nine months ended June 30, 2010 was $0.77.  The weighted average grant date fair value of stock options granted during the three and nine months ended June 30, 2009 was $0.99 and $0.92, respectively.

Assumptions used in Black-Scholes Option Valuation Model	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009

Expected dividend yield	-	-	-	-
Expected stock price volatility	-%	147.7%	97.1%	187.6%
Risk-free interest rate	-%	2.4%	2.4%	2.4%
Expected term (in years)	-	6.2	4.6	5.8
Estimated pre-vesting forfeitures	-%	31.9%	32.7%	31.9%

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

Warrants

As of June 30, 2010, the Company had 3,000,003 warrants outstanding.

On October 1, 2009, the Company entered into an equity line of credit arrangement with Commerce Court Small Cap Value Fund, Ltd. wherein the Company issued to Commerce Court three warrants representing the right to purchase up to an aggregate of 1,600,000 shares of the Company’s common stock.  See Footnote 3 – Equity Facility for additional information related to the warrants issued with this equity facility.

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

The amounts of shares issued for the ESPP are as follows:

	Number of Common Stock Shares	Purchase Price per Share of Common Stock

Amount of shares reserved for the ESPP	4,500,000

Number of shares issued for calendar years 2000 through 2007	(1,123,857)	$1.87 - $40.93
Number of shares issued for calendar year 2008	(592,589)	$0.88 - $ 5.62
Number of shares issued for calendar year 2009	(1,073,405)	$0.88 - $ 0.92
Number of shares issued for calendar year 2010	(651,700)	$0.74

Remaining shares reserved for the ESPP	1,058,449

Future Issuances

As of June 30, 2010, the Company had reserved a total of 17.3 million shares of its common stock for future issuances as follows:

Number of Common Stock Shares Available for Future Issuances

For exercise of outstanding common stock options	9,253,631
For future issuances to employees under the ESPP	1,058,449
For future common stock option or restricted stock awards under the 2010 Equity Incentive Plan	4,000,000
For future exercise of warrants	3,000,003

Total reserved	17,312,083

NOTE 5.  Receivables

The components of accounts receivable consisted of the following:

(in thousands)	As of June 30, 2010	As of September 30, 2009

Accounts receivable	$36,782	$40,474
Accounts receivable – unbilled	8,131	6,068

Accounts receivable, gross	44,913	46,542

Allowance for doubtful accounts	(7,601)	(7,125)

Accounts receivable, net	$37,312	$39,417

The Company records revenue from certain solar panel and solar power systems contracts using the percentage-of-completion method.  The term of the contracts associated with this type of receivable usually exceed a period of one year.  As of June 30, 2010, the Company had $15.6 million of accounts receivable recorded using the percentage of completion method.  Of this amount, $7.9 million was invoiced and $7.7 million was unbilled as of June 30, 2010.  Unbilled accounts receivable represents revenue recognized but not yet billed or accounts billed after the period ended.  Billings on contracts using the percentage-of-completion method usually occur upon completion of predetermined contract milestones or other contract terms, such as customer approval.  During the three months ended June 30, 2010, the Company recorded a $2.4 million reserve on accounts receivable related to a solar power system contract that management had uncertainty about its total collectibility.  The allowance for doubtful accounts specifically related to receivables recorded using the percentage-of-completion method totaled $4.5 million as of June 30, 2010.  The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection.

All of the Company’s accounts receivable as of June 30, 2010 is expected to be collected within the next twelve months.

The following table summarizes the changes in the allowance for doubtful accounts:

(in thousands)	For the Nine Months Ended June 30,
	2010	2009

Balance at beginning of period	$7,125	$2,377
Provision adjustment – expense, net of recoveries	1,957	4,818
Adjustments against receivables or provisions	(1,481)	125

Balance at end of period	$7,601	$7,320

NOTE 6.  Inventory

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor, and manufacturing overhead costs, which approximates weighted average cost.  The components of inventory consisted of the following:

(in thousands)	As of June 30, 2010	As of September 30, 2009

Raw materials	$24,746	$27,607
Work in-process	6,781	6,496
Finished goods	13,509	9,998

Inventory, gross	45,036	44,101

Valuation reserve	(11,100)	(12,416)

Inventory, net	$33,936	$31,685

The following table summarizes the changes in the valuation allowance accounts:

(in thousands)	For the Nine Months Ended June 30,
	2010	2009

Balance at beginning of period	$12,416	$12,990
Provision adjustment – expense	2,332	14,934
Adjustments against inventory or provisions	(3,648)	(14,270)

Balance at end of period	$11,100	$13,654

NOTE 7.  Property, Plant, and Equipment

The components of property, plant, and equipment consisted of the following:

(in thousands)	As of June 30, 2010	As of September 30, 2009

Land	$1,502	$1,502
Building and improvements	34,854	34,922
Equipment	99,775	98,693
Furniture and fixtures	3,065	3,065
Computer hardware and software	2,648	2,660
Leasehold improvements	884	1,094
Construction in progress	2,856	3,031

Property, plant and equipment, gross	145,584	144,967

Accumulated depreciation and amortization	(96,909)	(89,939)

Property, plant and equipment, net	$48,675	$55,028

As of June 30, 2010 and September 30, 2009, the Company did not have any significant capital lease agreements.

Depreciation expense was $2.3 million and $7.1 million for the three and nine months ended June 30, 2010, respectively.

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

NOTE 9.  Intangible Assets

The following table sets forth changes in the carrying value of intangible assets by reporting segment:

(in thousands)	As of June 30, 2010			As of September 30, 2009
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics	$24,612	$(14,287)	$10,325	$24,494	$(12,341)	$12,153
Photovoltaics	1,866	(842)	1,024	1,459	(630)	829

Total	$26,478	$(15,129)	$11,349	$25,953	$(12,971)	$12,982

The Company believes the carrying amount of its long-lived assets and intangible assets as of June 30, 2010 are recoverable.  However, if there is further erosion of the Company’s market capitalization or the Company is unable to achieve its projected cash flows, the Company may be required to perform impairment tests of its remaining long-lived assets and intangible assets.  The outcome of these tests may result in the Company recording impairment charges.

Amortization expense related to intangible assets is included in SG&A on the consolidated statements of operations.  Amortization expense was $0.7 million and $2.2 million for the three and nine months ended June 30, 2010, respectively. Amortization expense was $1.2 million and $3.3 million for the three and nine months ended June 30, 2009, respectively.

Based on the carrying amount of the intangible assets as of June 30, 2010, the estimated future amortization expense is as follows:

(in thousands)	Estimated Future Amortization Expense

Three months ended September 30, 2010	$731
Fiscal year ended September 30, 2011	2,537
Fiscal year ended September 30, 2012	2,213
Fiscal year ended September 30, 2013	1,877
Fiscal year ended September 30, 2014	1,342
Thereafter	2,649

Total future amortization expense	$11,349

NOTE 10.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:
(in thousands)	As of June 30, 2010	As of September 30, 2009

Compensation-related	$4,964	$6,057
Warranty	4,385	4,287
Tangshan termination fee	2,775	-
Professional fees	2,125	1,839
Royalty	1,936	1,937
Deferred revenue and customer deposits	1,545	886
Self insurance	961	1,272
Income and other taxes	656	625
Loss on sale commitments	349	51
Restructuring accrual	230	395
Loss on purchase commitments	145	3,821
Other	240	713

Accrued expenses and other current liabilities	$20,311	$21,883

The following table summarizes the changes in the product warranty accrual accounts:

(in thousands)	For the Nine Months Ended June 30,
	2010	2009

Balance at beginning of period	$4,287	$4,640
Provision adjustment – expense	669	1,357
Utilization of warranty accrual	(571)	(1,664)

Balance at end of period	$4,385	$4,333

Tangshan Termination Fee

On February 3, 2010, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) to create a joint venture with Tangshan Caofeidian Investment Corporation (“TCIC”), a Chinese investment company located in the Caofeidian Industry Zone, Tangshan City, Hebei Province of China.  The Purchase Agreement provided for the Company to sell a sixty percent (60%) interest in its Fiber Optics business (excluding its satellite communications and specialty photonics fiber optics businesses) to TCIC, which would have been operated as a joint venture had the transaction been closed.  The transaction was dependant upon receiving necessary regulatory approvals from the US government.  In April 2010, the Company and TCIC had made a voluntary joint filing with the Committee on Foreign Investment in the United States (“CFIUS”) in connection with the proposed transaction.

On June 24, 2010, the Company announced that both parties withdrew their joint filing with CFIUS in response to an indication from CFIUS that it had certain concerns about the transaction as it was proposed.

On August 2, 2010, the Company received notice (the “Termination Notice”) from TCIC stating that the Purchase Agreement had been terminated by TCIC.  The Termination Notice states that the Purchase Agreement was terminated pursuant to Section 9.1(m) of the Share Purchase Agreement, which permits the Purchase Agreement to be terminated in the event certain export control licenses are not obtained within the timeframe permitted by the Purchase Agreement.  The Purchase Agreement provides for the Company to pay TCIC a termination fee of $2,775,000 in the event of a termination pursuant to Section 9.1(m).  The Company accrued the termination fee as a SG&A operating expense during the three months ended June 30, 2010.  The parties are currently in discussions and negotiations regarding an alternative transaction between the parties which would not be subject to the same export control licenses and CFIUS review as the Purchase Agreement and the manner and the timing in which the termination fee will be paid.

NOTE 11.  Debt

Line of Credit

In September 2008, the Company entered into a $25 million asset-backed revolving credit facility with Bank of America, which can be used for working capital, letters of credit and other general corporate purposes.  Subsequently, the credit facility was amended resulting in a reduction in the total loan availability to $14 million.  The credit facility matures in September 2011 and is secured by substantially all of the Company’s assets.  The credit facility is subject to a borrowing base formula based on eligible accounts receivable and provides for prime-based borrowings.

As of June 30, 2010, the Company had a $10.9 million prime rate loan outstanding, with an interest rate of 8.25%, and approximately $2.1 million in outstanding standby letters of credit under this credit facility.  The Company completely paid off the outstanding loan on July 8, 2010 using cash on hand.

The facility is also subject to certain financial covenants.  On February 8, 2010, the Company and Bank of America entered into a Sixth Amendment to the Company’s credit facility, which (a) permits the Company to enter into foreign exchange hedging transactions pursuant to a separate facility with the bank, provided that available amounts under such facility shall be deducted from the maximum revolving loan limit under this facility; and (b) reset the EBITDA financial covenant for the first quarter of fiscal 2010.  On May 6, 2010, the Company and Bank of America entered into a Seventh Amendment to the Company’s credit facility which reset the EBITDA and Fixed Charge Coverage Ratio financial covenants for the second quarter of fiscal 2010 and the remaining quarters of fiscal 2010.  On August 11, 2010, the Company and Bank of America entered into an Eighth Amendment to the Company’s credit facility which reset the EBITDA financial covenant for the third quarter of fiscal 2010.

Short-term Debt

In December 2008, the Company borrowed $0.9 million from UBS Securities that was collateralized with auction rate preferred securities.  The average interest rate on the loan is approximately 1.3% and the term of the loan is dependent upon the timing of the settlement of the auction rate securities with UBS Securities.  The auction rate securities were settled at 100% par value and the short-term debt was repaid in July 2010 using cash on hand.

NOTE 12.  Commitments and Contingencies

The Company leases certain land, facilities, and equipment under non-cancelable operating leases. The leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense.  Net facility and equipment rent expense under such leases totaled approximately $1.9 million for both the nine months ended June 30, 2010 and 2009.

Estimated future minimum rental payments under the Company's non-cancelable operating leases with an initial or remaining term of one year or more as of June 30, 2010 are as follows:

(in thousands)	Estimated Future Minimum Lease Payments

Three months ended September 30, 2010	$482
Fiscal year ended September 30, 2011	1,815
Fiscal year ended September 30, 2012	1,072
Fiscal year ended September 30, 2013	799
Fiscal year ended September 30, 2014	76
Thereafter	2,698

Total minimum lease payments	$6,942

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

We have, from time to time, exchanged correspondence with third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes. Additionally, on September 11, 2006, the Company filed a lawsuit against Optium Corporation, currently part of Finisar Corporation (Optium) in the U.S. District Court for the Western District of Pennsylvania for patent infringement of certain patents associated with our Fiber Optics segment. In the suit, the Company and JDS Uniphase Corporation (JDSU) allege that Optium is infringing U.S. Patents numbers 6,282,003 (the “003 patent”) and 6,490,071 (the “071 patent”) with its Prisma II 1550nm transmitters. On March 14, 2007, following denial of a motion to add additional claims to its existing lawsuit, the Company and JDSU filed a second patent suit in the same court against Optium alleging infringement of U.S. Patent No. 6,519,374 (the “374 patent”).  On March 15, 2007, Optium filed a declaratory judgment action against the Company and JDSU. Optium sought in this litigation a declaration that certain products of Optium do not infringe the 374 patent and that the patent is invalid, but the District Court dismissed the action on January 3, 2008 without addressing the merits. The 003 patent, the 071 patent, and the 374 patent are assigned to JDSU and licensed to the Company.

On December 20, 2007, the Company was served with a complaint in another declaratory relief action, which Optium had filed in the U.S. District Court for the Western District of Pennsylvania.  This action sought to have the 003 patent and the 071 patent declared unenforceable because of certain conduct alleged to have occurred in connection with the prosecution of the applications for these patents.  These allegations were substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  On August 11, 2008, both actions pending in the U.S. Western District of Pennsylvania were consolidated before a single judge, and a trial date of October 19, 2009 was set.  On February 18, 2009, the Company’s motion for a summary judgment dismissing Optium’s declaratory relief action was granted, and on March 11, 2009, the Company was notified that Optium intended to file an appeal of this order. On May 5, 2010, the Court of Appeals for the Federal Circuit rejected Optium’s appeal and affirmed the summary judgment dismissing Optium’s declaratory relief action.

On October 19, 2009, the U.S. District Court for the Western District of Pennsylvania granted the Company’s motion for summary judgment that Optium infringed the 374 patent.  In October 2009 the consolidated matters were tried before a jury, which found that all patents asserted against Optium were not invalid, that all claims asserted in the 003 patent and 071 patent were infringed, and that such infringement by Optium was willful where willfulness was asserted.  The jury awarded the Company and JDSU monetary damages totaling approximately $3.4 million.  On June 18, 2010, Optium filed an appeal of this award with the Court of Appeals for the Federal Circuit.   The Company filed its response brief in September 2010.

In accordance with U.S. GAAP, a contingency that might result in a gain should not be reflected in the financial statements because to do so might be to recognize income before its realization.

b) Avago-related Litigation

On July 15, 2008, the Company was served with a complaint filed by Avago Technologies and what appear to be affiliates thereof in the United States District Court for the Northern District of California, San Jose Division (Avago Technologies U.S., Inc., et al., Emcore Corporation, et al., Case No.:  C08-3248 JW) (the “Commercial Case”).  In this complaint, Avago asserts claims for breach of contract and breach of express warranty against Venture Corporation Limited (one of the Company’s customers) and asserts a tort claim for negligent interference with prospective economic advantage against the Company.

On December 5, 2008, the Company was also served with a complaint by Avago Technologies filed in the United States District Court for the Northern District of California, San Jose Division alleging infringement of two patents by the Company’s VCSEL products. (Avago Technologies Singapore et al., Emcore Corporation, et al., Case No.:  C08-5394 EMC) (the N.D. CA Patent Case”).  This matter has been stayed pending resolution of the International Trade Commission matter described immediately below.

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

On March 12, 2010, the Company was advised that an initial determination had been issued by the administrative law judge of the ITC that found that one of the two patent claims asserted against the Company related to certain of the Company’s products was both valid and infringed.  This initial determination is subject to review and confirmation by the ITC itself.   On March 29, 2010, the Company filed a petition with the ITC for a review of certain portions of the initial determination that were adverse to the Company.  The ITC declined to review the initial determination.

On July 12, 2010, the ITC issued its Final Determination, as well as a limited exclusion order and cease and desist order directed to the Company’s infringing products which prohibits importation of those products into the United States.  Those remedial orders were reviewed by the President of the United States and his decision to approve those orders was issued on September 10, 2010, thereby prohibiting further importation of the infringing products. These remedial orders do not apply to any of the products sold by the Company’s customers that may contain infringing products.

The ITC does not have the authority to award damages for patent infringement; therefore, there was no financial penalty as a result of the Final Determination.  The Company has formulated and implemented a product redesign intended to eliminate the impact of the accused infringement, the exclusion, and the cease and desist orders issued by the ITC.  The Company continues to actively pursue its re-design strategy, including qualifying the newly re-designed products with certain of its major customers.  The ITC decision will also not be binding in the N.D. CA Patent Case which will remain stayed until all appeals of the ITC decision have been exhausted.

The Company intends to vigorously defend against the allegations of both the N.D. CA Patent Case and the Commercial Case.

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

Plaintiffs in both class actions have moved to consolidate the matters into a single action.  On September 25, 2009, the court issued an order consolidating both the Prissert and Mueller actions into one consolidated proceeding, but denied plaintiffs motions for appointment of a lead plaintiff or lead plaintiff’s counsel.  On July 15, 2010, the court appointed IBEW Local Union No. 58 Annuity Fund to serve as lead plaintiff (“IBEW”), but denied, without prejudice, IBEW’s motion to appoint lead counsel.  IBEW has not yet renewed its motion to appoint lead counsel.

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

As of June 30, 2010 and the filing date of this Quarterly Report on Form 10-Q, no amounts have been accrued for any litigation item discussed above since no estimate of loss can be made at this time.

NOTE 13.  Income Taxes

During the nine months ended June 30, 2010 and 2009, there were no material increases or decreases in unrecognized tax benefits and management does not anticipate any material increases or decreases in the amounts of unrecognized tax benefits over the next twelve months.  As of June 30, 2010, the Company had approximately $0.2 million of interest and penalties accrued as tax liabilities on the balance sheet.  A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

(in thousands)
Balance as of September 30, 2009	$374

Subtractions based on tax positions related to the current year	(17)
Subtractions for tax positions of prior years	(19)

Balance as of June 30, 2010	$338

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

NOTE 14.  Segment Data and Related Information

The Company has five operating divisions: (1) EMCORE Digital Fiber Optics Products, (2) EMCORE Broadband Fiber Optics Products, and (3) EMCORE Hong Kong, which are aggregated as a separate reporting segment, Fiber Optics, and (4) EMCORE Photovoltaics and (5) EMCORE Solar Power, which are aggregated as a separate reporting segment, Photovoltaics.  Fiber Optics revenue is derived primarily from sales of optical components and subsystems for CATV, FTTP, enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers, and satellite communications data links.   Photovoltaics revenue is derived primarily from the sales of solar power generation products for the space and terrestrial markets, including solar cells, covered interconnected solar cells, satellite solar panels, and CPV solar cells, receiver assemblies, and systems.  The Company evaluates its reportable segments in accordance with ASC 280, Segment Reporting. The Company’s Chief Executive Officer is the chief operating decision maker pursuant to ASC 280, and he allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results and other non-GAAP financial ratios.  Operating income or expense that is not specifically related to an operating segment is charged to a separate unallocated corporate division.

The following table sets forth the revenue and percentage of total revenue attributable to each of the Company’s reporting segments.

Segment Revenue (in thousands)	For the Three Months Ended June 30,
	2010		2009
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$31,483	68%	$22,399	58%
Photovoltaics	15,123	32	16,090	42

Total revenue	$46,606	100%	$38,489	100%

Segment Revenue (in thousands)	For the Nine Months Ended June 30,
	2010		2009
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$87,295	64%	$89,979	66%
Photovoltaics	49,907	36	45,850	34

Total revenue	$137,202	100%	$135,829	100%

The following table sets forth the Company’s consolidated revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

Geographic Revenue (in thousands)	For the Three Months Ended June 30,
	2010		2009
	Revenue	% of Revenue	Revenue	% of Revenue

United States	$29,617	64%	$23,466	61%
Asia	9,426	20	9,427	24
Europe	2,868	6	1,733	5
Other	4,695	10	3,863	10

Total revenue	$46,606	100%	$38,489	100%

Geographic Revenue (in thousands)	For the Nine Months Ended June 30,
	2010		2009
	Revenue	% of Revenue	Revenue	% of Revenue

United States	$94,475	69%	$80,562	59%
Asia	24,114	17	41,473	31
Europe	8,122	6	6,906	5
Other	10,491	8	6,888	5

Total revenue	$137,202	100%	$135,829	100%

The following table sets forth our significant customers, defined as customers that represented greater than 10% of total consolidated revenue, by reporting segment.

Significant Customers As a percentage of total consolidated revenue	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
Fiber Optics – related customers:
Cisco Systems, Inc.	14%	-	14%	-
Photovoltaics – related customer:
Loral Space & Communications	-	12%	10%	14%

The following table sets forth operating (loss) income attributable to each of the Company’s reporting segments.

Statement of Operations Data (in thousands)	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009
Operating (loss) income:
Fiber Optics segment	$(5,000)	$(45,380)	$(15,680)	$(110,580)
Photovoltaics segment	(3,342)	(616)	(3,950)	(13,739)

Operating loss	$(8,342)	$(45,996)	$(19,630)	$(124,319)

The following table sets forth the depreciation and amortization attributable to each of the Company’s reporting segments.

Segment Depreciation and Amortization (in thousands)	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2010	2009	2010	2009

Fiber Optics segment	$1,721	$2,860	$5,272	$8,475
Photovoltaics segment	1,309	1,494	3,994	4,387

Depreciation and amortization	$3,030	$4,354	$9,266	$12,862

Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of the Company’s reporting segments and Corporate division.

Long-lived Assets (in thousands)	As of June 30, 2010	As of September 30, 2009

Fiber Optics segment	$32,418	$37,399
Photovoltaics segment	46,997	50,169
Corporate division	993	826

Long-lived assets	$80,408	$88,394

NOTE 15.  Fair Value Accounting

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

The following table provides the Company’s financial assets and liabilities, consisting of the following types of instruments, measured at fair value on a recurring basis:

	As of June 30, 2010
	Quoted Prices in Active Markets for Identical Assets [Level 1]	Significant Other Observable Remaining Inputs [Level 2]	Significant Unobservable Inputs [Level 3]	Total
Assets
Money market fund deposits	$14,404	$-	$-	$14,404
Restricted fund deposits	437	-	-	437
Asset-backed auction rate securities	-	1,200	-	1,200

Total assets measured at fair value	$14,841	$1,200	$-	$16,041

Liabilities
Warrants	$-	$634	$-	$634

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

The Company did not hold financial assets and liabilities, which were valued using unobservable inputs as of June 30, 2010.

The carrying amounts of accounts receivable, short-term debt including borrowings under the Company’s credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

In February 2008, the FASB issued authoritative guidance, which delayed the effective date of ASC 820 for all non-financial assets and non-financial liabilities that are not re-measured at fair value on a recurring basis (at least annually). The guidance was effective for the Company beginning October 1, 2009 and it did not have an impact on our consolidated financial position, results of operations or cash flows during the three and nine months ended June 30, 2010.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

EMCORE Corporation (the “Company”, “we”, “our”, or “EMCORE”) is a provider of compound semiconductor-based components and subsystems for the fiber optics and solar power markets.  The Company was established in 1984 as a New Jersey corporation and has two reporting segments: Fiber Optics and Photovoltaics.  Our Fiber Optics segment offers optical components, subsystems, and systems that enable the transmission of video, voice and data over high-capacity fiber optic cables for high-speed data and telecommunications, cable television (“CATV”) and fiber-to-the-premises (“FTTP”) networks.  Our Photovoltaics segment provides solar products for satellite and terrestrial applications. For satellite applications, the Company offers high-efficiency compound semiconductor-based multi-junction solar cells, covered interconnected cells (“CICs”) and fully integrated solar panels.  For terrestrial applications, the Company offers concentrating photovoltaic (“CPV”) power systems for commercial and utility scale solar applications as well as high-efficiency multi-junction solar cells and integrated CPV components for use in other solar power concentrator systems.  Our headquarters and principal executive offices are located at 10420 Research Road, SE, Albuquerque, New Mexico, 87123, and our main telephone number is (505) 332-5000.  For specific information about our Company, our products or the markets we serve, please visit our website at http://www.emcore.com.

Liquidity and Capital Resources

During the three months ended June 30, 2010, the Company incurred a net loss of $9.2 million.  The Company’s operating results for future periods are subject to numerous uncertainties and it is unclear if the Company will be able to reduce or eliminate its net losses for the foreseeable future.  In the event that management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

As of June 30, 2010, cash, cash equivalents, available-for-sale securities and current restricted cash totaled approximately $16.0 million.  Historically, management has addressed the Company’s liquidity requirements through the combination of cost reduction initiatives, improvements in working capital management, capital markets transactions, and the sale of assets.  In fiscal 2010, management continues to remain focused on reducing the amount of cash used from operations while developing additional sources of liquidity.  For the nine months ended June 30, 2010, and 2009, the Company consumed cash from operations of approximately $5.2 million and $30.5 million, respectively.  In fiscal 2010, the consumption of $5.2 million of cash was entirely related to an increase in components of working capital.  The Company consumed less cash from operations when compared to the prior year due to improved operating performance and working capital management.  The Company achieved positive cash flow from operations in two of the last four quarters, including the quarters ended September 30, 2009 and March 31, 2010.  In the fourth quarter, we expect the Company’s operational performance will improve and cash will be generated through increases in gross margin and improvement in working capital management.

On October 1, 2009, the Company entered into an equity line of credit arrangement with Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”).  Upon issuance of a draw-down request by the Company within the 24-month term of the purchase agreement, Commerce Court has committed to purchase up to $25 million of the Company’s common stock.  See Footnote 3 – Equity Facility for additional information related to this equity line of credit.

We believe that our existing balances of cash, cash equivalents, and available-for-sale securities, together with amounts expected to be available under our revolving credit facility with Bank of America and the equity line of credit agreement with Commerce Court will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.  However, in the event of unforeseen circumstances, or unfavorable market or economic developments, the Company may have to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt, or selling certain product lines and/or portions of our business. There can be no guarantee that the Company will be able to raise additional funds on terms acceptable to us, or at all. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if the Company experiences negative operating results.  In addition, as a result of the delay in filing this Quarterly Report, we are currently ineligible to register our securities on Form S-3.  We may continue to use our currently effective Registration Statement on Form S-3 until we file our next Annual Report on Form 10-K, but during the period in which we are not able to use the registration statement, we may be unable to access financing under our equity line of credit agreement.  If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations may be adversely affected.

Strategic Plan

Due to significant differences in operating strategy between the Company’s Fiber Optics and Photovoltaics businesses, the Company’s management and Board of Directors believes that they would provide greater value to shareholders if they were operated as two separate business entities.  The Company is exploring business strategies to meet the following objectives: 1) creating a low-cost manufacturing base for its Fiber Optics business, 2) separating the Company’s Photovoltaics and Fiber Optics businesses to become pure plays in each of the business segments, and 3) providing the Company with improved liquidity to launch its CPV business.

In furtherance of this strategy, on July 30, 2010, the Company entered into an agreement for the establishment and operation of a joint venture (the “JV Agreement”) with San’an Optoelectronics Co., Ltd. (“San’an”) for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under license from the Company.

The JV Agreement provides for the parties to form Suncore Photovoltaics Co., Ltd., a limited liability company (“Suncore”), under the laws of the People’s Republic of China.  The Company will own a forty percent (40%) ownership interest in Suncore, while San’an will own a sixty percent (60%) interest.

Concurrently with the execution of the JV Agreement, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with an affiliate of San’an (the “Affiliate”). The Cooperation Agreement provides for the Company, or a designated affiliate of the Company, to receive an aggregate $8.5 million in fees, payable over a two-year period following the establishment of Suncore, in connection with the Company’s provision of the technology license and related support and strategic consulting services to Suncore. The Company intends to use the fees it receives pursuant to the Cooperation Agreement and assembly and test equipment and inventory assets to fund most of its capital contributions to Suncore.  Furthermore, the Cooperation Agreement provides that the Affiliate will provide Suncore with working capital financing in the form of loans and/or guarantees.

Quarter Highlights

On April 9, 2010, the Company announced the launch of a new video transport product line based on the popular openGear® platform of terminal equipment. This product line transports SMPTE compliant 3 Gbps HD-SDI (1080p) video signals over fiber optic cables for distances up to 60km. This addition to the Company’s existing video transport product portfolio complements the Company's flagship Optiva video/audio/data transport platform with a new emphasis on the broadcast and professional audio/visual markets.  OpenGear is a registered trademark of Ross Video Limited, of Ontario, Canada.

On June 8, 2010, the Company announced the launch of its EMP Fiber Optic Gyroscope (FOG) module family.  The EMP-1 is a single-axis FOG module incorporating EMCORE's internally manufactured lithium-niobate modulator and hybrid-integrated photonic transceiver components. The EMP-1 also utilizes advanced DSP-based closed-loop FOG processing circuitry.   The EMP-1 has both analog and digital outputs, a single +5 volt power supply, and is targeted to a wide range of commercial and military applications in platform- and camera-stabilization, navigation, robotics, and oil and gas exploration.  Also on June 8, 2010, the Company introduced a new video transport product line based on the popular openGear® platform of terminal equipment for the professional audio/visual market.  Through the partnership with Ross Video Limited for the openGear platform, the professional audio/visual community will now be able to deploy technologies with a standardized open platform approach.

Order Backlog

As of June 30, 2010, the Company had a consolidated order backlog of approximately $67.6 million, a slight decrease from a $68.0 million order backlog reported as of the end of the preceding quarter.  On a segment basis, the quarter-end Photovoltaics order backlog totaled $42.5 million, a $1.2 million, or 3%, increase from $41.3 million reported as of the end of the preceding quarter.  The quarter-end Fiber Optics order backlog totaled $25.1 million, a $1.6 million, or 6% decrease from $26.7 million reported as of the end of the preceding quarter.  Order backlog is defined as purchase orders or supply agreements accepted by the Company with expected product delivery and/or services to be performed within the next twelve months.

From time to time, our customers may request that the Company delay shipment of certain orders and our backlog could also be adversely affected if customers unexpectedly cancel purchase orders that we have previously accepted.  A majority of our fiber optics products typically ship within the same quarter as when the purchase order is received; therefore, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

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

Results of Operations

The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of total revenue.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	72.5	106.3	72.4	105.8

Gross profit (loss)	27.5	(6.3)	27.6	(5.8)

Operating expenses:
Selling, general, and administrative	30.1	28.4	25.7	25.8
Research and development	15.3	14.7	16.2	15.2
Impairments	-	70.1	-	44.7

Total operating expenses	45.4	113.2	41.9	85.7

Operating loss	(17.9)	(119.5)	(14.3)	(91.5)

Other (income) expense:
Interest income	-	-	-	(0.1)
Interest expense	0.2	0.3	0.2	0.3
Foreign exchange loss	2.1	(2.0)	1.3	0.5
Change in fair value of financial instruments	(0.4)	-	0.5	-
Financing instrument cost	-	-	0.3	-
Impairment of investment	-	-	-	0.3
Gain from sale of investments	-	-	-	(2.3)

Total other (income) expense	1.9	(1.7)	2.3	(1.3)

Net loss	(19.8)%	(117.8)%	(16.6)%	(90.2)%

Comparison of the Three Months Ended June 30, 2010 and 2009

Revenue:
Revenue for the three months ended June 30, 2010 was $46.6 million, an increase of $8.1 million, or 21%, from $38.5 million reported in the prior year period.

On a segment basis, revenue for the Fiber Optics segment was $31.5 million, an increase of $9.1 million, or 41%, from $22.4 million reported in the prior year period.  When compared to the prior year period, revenue from digital fiber optics products increased 52% and revenue from broadband and specialty products increased 32%.  The Fiber Optics segment accounted for 68% of the Company's consolidated revenue for the third quarter compared to 58% in the prior year period.

Revenue for the Photovoltaics segment was $15.1 million, a decrease of $1.0 million, or 6%, from $16.1 million reported in the prior year period.  In June 2010, a $3.2 million satellite solar cells order experienced a shipment delay due to a last minute logistics issue.  This order has since been shipped and will be included in revenue for the fourth quarter ended September 30, 2010.  The Photovoltaics segment accounted for 32% of the Company's consolidated revenue for the third quarter compared to 42% in the prior year period.

Gross Profit:
Consolidated gross profit was $12.8 million, a significant improvement of $15.2 million, from a gross loss of $2.4 million reported in the prior year period.  Consolidated gross margin was 27.5%, a significant improvement from the negative 6.3% gross margin reported in the prior year period.

On a segment basis, Fiber Optics gross margin was 25.9%, a substantial improvement from the negative 35.2% gross margin reported in the prior year period.  The improvement in Fiber Optics gross margin was due primarily to higher gross margins in the Company’s broadband, specialty, and digital fiber optics product lines, as well as, lower excess and obsolescence inventory charges when compared to the prior year period.

Photovoltaics gross margin was 30.7%, a slight decrease from a 33.9% gross margin reported in the prior year period.  The decrease in Photovoltaics gross margin was primarily due to the delayed product shipment discussed above.

Operating Expenses:
Sales, general, and administrative expenses for the three months ended June 30, 2010 totaled $14.0 million, an increase of $3.1 million, or 28%, from $10.9 million reported in the prior year period.  During the three months ended June 30, 2010, the Company recorded a $2.4 million reserve on accounts receivable related to a solar power system contract that management had uncertainty about its total collectability.  The Company also incurred a one-time non-recurring $2.8 million liability associated with a termination fee on the Company’s then-planned joint venture with Tangshan Caofeidian Investment Corporation.  Last year, SG&A included $2.1 million of additional provisions for bad debt and $1.3 million of patent litigation and other corporate-related legal expense.  As a percentage of revenue, SG&A expenses were 30.1%, an increase from 28.4% in the prior year period.

Research and development expenses for the three months ended June 30, 2010 totaled $7.1 million, an increase of $1.5 million, or 26%, from $5.6 million reported in the prior year period.  As a percentage of revenue, R&D expenses were 15.3%, an increase from 14.7% in the prior year period.

Impairment:  In the prior year, the Company performed an evaluation of its Fiber Optics segment asset group for impairment.  The impairment test was triggered by a determination that it was more likely than not those certain assets would be sold or otherwise disposed of before the end of their previously estimated useful lives.  As a result of the evaluation, it was determined that an impairment existed, and a charge of $27.0 million was recorded to write down the long-lived assets to an estimated value, which was determined based on a combination of guideline public company comparisons and future undiscounted cash flows.

Consolidated operating expenses for the three months ended June 30, 2010 totaled $21.2 million, a decrease of $22.4 million, or 52%, from $43.6 million reported in the prior year period.  The decrease was primarily related to the $27.0 million impairment charge recorded in the prior year.

Operating loss:
The consolidated operating loss was $8.3 million, an improvement of $37.7 million, or 82%, from an operating loss of $46.0 million reported in the prior year period, with the variance primarily due to the impairment charge discussed above, as well as improved operating performance at the gross margin level.

Net loss:
The consolidated net loss was $9.2 million, an improvement of $36.1 million, or 80%, from a net loss of $45.4 million reported in the prior year period, with the variance primarily due to the expenses recorded in the prior year as discussed above, as well as improved operating performance at the gross margin level in the current period.   The third quarter net loss per share was $0.11, representing an improvement of $0.46 per share, from the $0.57 net loss per share reported in the prior year period.

Comparison of the Nine Months Ended June 30, 2010 and 2009

Revenue:
Revenue for the nine months ended June 30, 2010 was $137.2 million, an increase of $1.4 million, or 1%, from $135.8 million reported in the prior year period.

On a segment basis, revenue for the Fiber Optics segment was $87.3 million, a decrease of $2.7 million, or 3%, from $90.0 million reported in the prior year period.  When compared to the prior year period, revenue from digital fiber optics products decreased 20% and revenue from broadband and specialty products increased 16%.  The Fiber Optics segment accounted for 64% of the Company's consolidated revenue for the nine months ended June 30, 2010 compared to 66% in the prior year period.

Revenue for the Photovoltaics segment was $49.9 million, an increase of $4.1 million, or 9%, from $45.8 million reported in the prior year period.  The increase in Photovoltaics revenue was primarily due to a significant increase in demand for the Company’s satellite solar power products.  The Photovoltaics segment accounted for 36% of the Company's consolidated revenue for the nine months ended June 30, 2010 compared to 34% in the prior year period.

Gross Profit:
Consolidated gross profit was $37.9 million, a significant improvement of $45.7 million, from a gross loss of $7.8 million reported in the prior year period.  Consolidated gross margin was 27.6%, a significant improvement from the negative 5.8% gross margin reported in the prior year period.

On a segment basis, Fiber Optics gross margin was 24.2%, a substantial improvement from the negative 13.0% gross margin reported in the prior year period.  The improvement in Fiber Optics gross margin was due primarily to higher gross margins in the Company’s broadband, specialty, and digital fiber optics product lines, as well as, lower excess and obsolescence inventory charges when compared to the prior year period.

During the third quarter of fiscal 2010, management determined that approximately $2.5 million of excess and obsolete inventory reserves related to the Company’s Fiber Optics segment should have been recorded in the quarter ended September 30, 2009.  The financial impact from this error was an overstatement of inventory and understatement of cost of revenue of $2.5 million in the quarter and year ended September 30, 2009.  Accordingly, the condensed consolidated balance sheet as of September 30, 2009 was corrected to reduce inventory by approximately $2.5 million with a corresponding increase to accumulated deficit.  The impact from correcting prior period financial statements resulted in the reduction of cost of revenue of approximately $1.2 million and $0.3 million in the quarters ended December 31, 2009 and March 31, 2010, respectively.  This correction had no impact to net cash used in operating activities as reported on the statements of cash flows.  The effect of this correction was not considered material to any previously reported financial statement and this correction will be made to applicable prior period financial information in future filings with the SEC.

Photovoltaics gross margin was 33.5%, a significant increase from a 8.3% gross margin reported in the prior year period.  The significant increase in Photovoltaics gross margin was primarily due to increased sales of higher margin satellite solar power products along with improved manufacturing yields on certain satellite solar panel contracts, as well as from a favorable adjustment of approximately $0.8 million related to the sale of inventory previously reserved for.

Operating Expenses:
Sales, general, and administrative expenses for the nine months ended June 30, 2010 totaled $35.2 million, an increase of $0.2 million, or 1%, from $35.0 million reported in the prior year period.  During the nine months ended June 30, 2010, the Company recorded a $2.4 million reserve on accounts receivable and incurred approximately $4.2 million related to efforts associated with the Tangshan joint venture which included a termination fee of approximately $2.8 million.  SG&A also included legal expenses of approximately $4.9 million related to patent litigation and other corporate legal charges, and $1.3 million of non-cash stock-based compensation expense from the surrender of stock options.  Last year, SG&A included $4.7 million of additional provisions for bad debt and $2.8 million of patent litigation and other corporate-related legal expense.  As a percentage of revenue, SG&A expenses were 25.7%, a slight decrease from 25.8% in the prior year period.

Research and development expenses for the nine months ended June 30, 2010 totaled $22.3 million, an increase of $1.6 million, or 8%, from $20.7 million reported in the prior year period.  As a percentage of revenue, R&D expenses were 16.2%, an increase from 15.2% in the prior year period.

Impairment:  In the prior year, the Company performed its annual goodwill impairment test as of December 31, 2008 and, based on that analysis, determined that goodwill related to its Fiber Optics segment was fully impaired.  As a result, the Company recorded a non-cash impairment charge of $31.8 million in the first quarter of fiscal 2009 and the Company’s balance sheet no longer reflects any goodwill associated with its Fiber Optics segment.   Also during the first fiscal quarter of 2009, the Company recorded a $2.0 million non-cash impairment charge related to certain intangible assets acquired from Intel Corporation that were subsequently abandoned.  As of June 30, 2009, the Company performed an evaluation of its Fiber Optics segment asset group for impairment.  The impairment test was triggered by a determination that it was more likely than not those certain assets would be sold or otherwise disposed of before the end of their previously estimated useful lives.  As a result of the evaluation, it was determined that an impairment existed, and a charge of $27.0 million was recorded to write down the long-lived assets to an estimated value, which was determined based on a combination of guideline public company comparisons and future undiscounted cash flows.

Consolidated operating expenses for the nine months ended June 30, 2010 totaled $57.5 million, a decrease of $59.0 million, or 51%, from $116.5 million reported in the prior year period, with the variance primarily due to the impairment charges incurred in the prior year, as discussed above.

Operating loss:
The consolidated operating loss was $19.6 million, an improvement of $104.7 million, or 84%, from an operating loss of $124.3 million reported in the prior year period, with the variance primarily due to the magnitude of the non-cash impairment charges incurred in the prior year, as discussed above, as well as improved operating performance at the gross margin level.

Foreign exchange.
The Company recognizes gains and losses on foreign currency exchange primarily due to the Company’s operations in Spain, the Netherlands and China.  A majority of the expense in fiscal 2010 relates to the decline in value of the euro relative to the US dollar.

Change in fair value of financial instruments.
The warrants issued by the Company on October 1, 2009 were classified as a liability since the warrants met the classification requirements for liability accounting in accordance with ASC 815.  At the time of issuance, the value of the warrants was estimated to be $1.4 million.  The Company expects an impact to the consolidated statement of operations when it records an adjustment to fair value of the warrants at the end of each quarterly reporting period going forward.  As of December 31, 2009, March 31, 2010, and June 30, 2010, the value of the warrants was estimated to be $1.1 million, $0.8 million, and $0.6 million, respectively.  In the Notes to the Condensed Consolidated Financial Statements, see Footnote 3 – Equity Facility for additional information related to this equity line of credit.

Cost of financing instruments.
Costs incurred to enter into the Company’s equity line of credit facility were expensed as incurred.   On October 1, 2009, the Company recorded $0.2 million related to the issuance of 185,185 shares of common stock.  In March 2010, the Company initiated its first draw down under the Purchase Agreement and received $2.0 million from the sale of 1,870,042 shares of common stock; with the total discount to volume weighted average price calculated on a daily basis totaling $0.1 million, which was recorded as a non-operating expense within the condensed consolidated statement of operations.  In the Notes to the Condensed Consolidated Financial Statements, see Footnote 3 – Equity Facility for additional information related to this equity line of credit.

Impairment of investment.
In April 2008, the Company invested approximately $1.5 million in Lightron Corporation, a Korean company that is publicly traded on the Korean Stock Market.  The Company initially accounted for this investment as an available-for-sale security.  Due to the decline in the market value of this investment and the expectation of non-recovery of this investment beyond its current market value, the Company recorded a $0.5 million “other than temporary” impairment loss on this investment as of September 30, 2008 and another $0.4 million “other than temporary” impairment loss on this investment as of December 31, 2008.  During the quarter ended June 30, 2009, the Company sold its interest in Lightron Corporation, via several transactions, for a total of $0.5 million in cash.  The Company recorded a gain on the sale of this investment of approximately $21,000, after consideration of impairment charges recorded in previous periods, and the Company also recorded a foreign exchange loss of $0.1 million due to the conversion from Korean Won to U.S. dollars.

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

Net Loss:
The consolidated net loss was $22.8 million, an improvement of $99.7 million, or 81%, from $122.5 million reported in the prior year period, with the variance primarily due to the magnitude of the non-cash impairment charge discussed above, as well as improved operating performance at the gross margin level.   The net loss per share for the nine months ended June 30, 2010 was $0.28, an improvement of $1.28 per share, from a net loss of $1.56 per share reported in the prior year period.

Liquidity and Capital Resources

During the three months ended June 30, 2010, the Company incurred a net loss of $9.2.  The Company’s operating results for future periods are subject to numerous uncertainties and it is unclear if the Company will be able to reduce or eliminate its net losses for the foreseeable future.  In the event that management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to achieve profitability.

As of June 30, 2010, cash, cash equivalents, available-for-sale securities and current restricted cash totaled approximately $16.0 million.  Historically, management has addressed the Company’s liquidity requirements through the combination of cost reduction initiatives, improvements in working capital management, capital markets transactions, and the sale of assets.  In fiscal 2010, management continues to remain focused on reducing the amount of cash used from operations while developing additional sources of liquidity.  For the nine months ended June 30, 2010, and 2009, the Company consumed cash from operations of approximately $5.2 million and $30.5 million, respectively.  In fiscal 2010, the consumption of $5.2 million of cash was entirely related to an increase in components of working capital.  The Company consumed less cash from operations when compared to the prior year due to improved operating performance and working capital management.  The Company achieved positive cash flow from operations in two of the last four quarters, including the quarters ended September 30, 2009 and March 31, 2010.  In the fourth quarter, we expect the Company’s operational performance will improve and cash will be generated through increases in gross margin and improvement in working capital management.

On October 1, 2009, the Company entered into an equity line of credit arrangement with Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”).  Upon issuance of a draw-down request by the Company within the 24-month term of the purchase agreement, Commerce Court has committed to purchase up to $25 million of the Company’s common stock.  See Footnote 3 – Equity Facility for additional information related to this equity line of credit.

We believe that our existing balances of cash, cash equivalents, and available-for-sale securities, together with amounts expected to be available under our revolving credit facility with Bank of America and the equity line of credit agreement with Commerce Court will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.  However, in the event of unforeseen circumstances, or unfavorable market or economic developments, the Company may have to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt, or selling certain product lines and/or portions of our business. There can be no guarantee that the Company will be able to raise additional funds on terms acceptable to us, or at all. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if the Company experiences negative operating results.  In addition, as a result of the delay in filing this Quarterly Report, we are currently ineligible to register our securities on Form S-3.  We may continue to use our currently effective Registration Statement on Form S-3 until we file our next Annual Report on Form 10-K, but during the period in which we are not able to use the registration statement, we may be unable to access financing under our equity line of credit agreement.  If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition and results of operations may be adversely affected.

Cash Flow

Cash Used for Operations

For the nine months ended June 30, 2010, net cash used by operating activities totaled approximately $5.2 million, which represents a decrease of $25.3 million, or 83%, from $30.5 million in cash used by operating activities for the nine months ended June 30, 2009.

For the nine months ended June 30, 2010, the $5.2 million cash usage was primarily due to the Company’s net loss and an increase in certain components of working capital.  The net increase in certain components of working capital of approximately $5.9 million was primarily due to a $4.6 million increase in inventory, a $1.0 million increase in accounts receivable, a $0.2 million increase in other assets, and a reduction in accrued expenses and other liabilities of $2.3 million offset slightly by a $2.2 million increase in accounts payable.  Significant non-cash adjustments used to reconcile net loss to net cash used in operating activities included $9.3 million related to depreciation and amortization expense, $7.3 million related to stock-based compensation expense, $2.3 million related to an increase in inventory reserves, $2.0 million related to an increase in accounts receivable reserves, and $1.0 million related to non-cash losses from financing instruments.

For the nine months ended June 30, 2009, the $30.5 million cash usage was primarily due to the Company’s net loss of $122.5 million and an increase in certain components of working capital.  The net increase in certain components of working capital of approximately $10.7 million was primarily due to a $30.5 million decrease in accounts payable and a $5.8 million decrease in accrued expenses and other current liabilities offset by a $13.5 million decrease in accounts receivable, a $10.2 million decrease in inventory, and a $1.9 million decrease in other assets.  Significant non-cash adjustments used to reconcile net loss to net cash used in operating activities included $60.8 million in impairment of goodwill within the Fiber Optics segment, $14.9 million related to an increase in inventory provisions, $12.9 million related to depreciation and amortization expense, $6.5 million related to losses on firm purchase commitments, $5.0 related to stock-based compensation expense, $4.8 million related to an increase in the provision for doubtful accounts, offset slightly by a gain of $3.1 million from the sale of an unconsolidated affiliate.

Net Cash Provided by Investing Activities

For the nine months ended June 30, 2010, net cash provided by investing activities totaled $42,000, which represents a significant decrease from $14.4 million in cash provided by investing activities for the nine months ended June 30, 2009.

For the nine months ended June 30, 2010, the $42,000 in net cash provided by investing activities was primarily due from the release of restricted cash of $1.2 million and the sale of auction-rate securities of $0.1 million offset by $0.8 million in capital expenditures and $0.5 million in patent investments.

For the nine months ended June 30, 2009, the $14.4 million in net cash provided by investing activities was primarily due to $11.0 million of proceeds from the sale of an unconsolidated affiliate, $2.7 million received from the sale of available-for-sale securities, and $1.9 million from the release of restricted cash offset by $1.2 million in capital expenditures.

Net Cash Provided by Financing Activities

For the nine months ended June 30, 2010, net cash provided by financing activities totaled $3.4 million, which represents a decrease of $3.4 million from $6.8 million in cash provided by financing activities for the nine months ended June 30, 2009.

For the nine months ended June 30, 2010, the $3.4 million in net cash provided by financing activities consisted of $2.0 million in net proceeds from the Company’s equity line of credit facility with Commerce Court, $1.0 million in proceeds from the Company’s employee stock purchase plan, and $0.6 million in additional borrowings under the Company credit line offset slightly by $0.2 million of repayments on the Company’s debt.

For the nine months ended June 30, 2009, the $6.8 million in net cash provided by financing activities consisted of $5.0 million in net borrowings under the Company’s credit facility with Bank of America, $0.9 million in net borrowings with UBS, and $0.9 million in proceeds from the Company’s employee stock purchase plan.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments over the next five years are summarized in the table below:

(in thousands)		For the Fiscal Years Ended September 30,
	Total	2010	2011 to 2012	2013 to 2014	2015 and later

Operating lease obligations	$6,942	$482	$2,887	$875	$2,698
Line of credit	10,932	10,932	-	-	-
Short-term debt	679	679	-	-	-
Purchase obligations	30,439	30,229	180	30	-
Total contractual obligations and commitments	$48,992	$42,322	$3,067	$905	$2,698

Interest expense is not included in the contractual obligations and commitments table above since it is insignificant to the Company’s financial statements.

Operating leases

Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties.

Line of Credit

In September 2008, the Company entered into a $25 million asset-backed revolving credit facility with Bank of America, which can be used for working capital, letters of credit and other general corporate purposes.  Subsequently, the credit facility was amended resulting in a reduction in the total loan availability to $14 million.  The credit facility matures in September 2011 and is secured by substantially all of the Company’s assets.  The credit facility is subject to a borrowing base formula based on eligible accounts receivable and provides for prime-based borrowings.

As of June 30, 2010, the Company had a $10.9 million prime rate loan outstanding, with an interest rate of 8.25%, and approximately $2.1 million in outstanding standby letters of credit under this credit facility.  The Company completely paid off the outstanding loan on July 8, 2010 using cash on hand.

The facility is also subject to certain financial covenants.  On February 8, 2010, the Company and Bank of America entered into a Sixth Amendment to the Company’s credit facility, which (a) permits the Company to enter into foreign exchange hedging transactions pursuant to a separate facility with the bank, provided that available amounts under such facility shall be deducted from the maximum revolving loan limit under this facility; and (b) reset the EBITDA financial covenant for the first quarter of fiscal 2010.  On May 6, 2010, the Company and Bank of America entered into a Seventh Amendment to the Company’s credit facility, which reset the EBITDA and Fixed Charge Coverage Ratio financial covenants for the second quarter of fiscal 2010 and the remaining quarters of fiscal 2010.  On August 11, 2010, the Company and Bank of America entered into an Eighth Amendment to the Company’s credit facility which reset the EBITDA financial covenant for the third quarter of fiscal 2010.

Short-term Debt

In December 2008, the Company borrowed $0.9 million from UBS Securities that was collateralized with auction rate preferred securities.  The average interest rate on the loan is approximately 1.3% and the term of the loan is dependent upon the timing of the settlement of the auction rate securities with UBS Securities.  The auction rate securities were settled at 100% par value and the short-term debt was repaid in July 2010 using cash on hand.

Segment Data and Related Information

In the Notes to the Condensed Consolidated Financial Statements, see Footnote 14 for disclosures related to business segment revenue, geographic revenue, significant customers, and operating loss by business segment.

Recent Accounting Pronouncements

In the Notes to the Condensed Consolidated Financial Statements, see Footnote 2 for disclosures related to recent accounting pronouncements.

Departure of Chief Financial Officer

On July 23, 2010, Mr. John M. Markovich, Chief Financial Officer, informed the Company of his intention to resign effective August 14, 2010.  Mr. Markovich is leaving the Company to accept employment with another company.  Subsequent to Mr. Markovich’s departure, Mr. Reuben F. Richards, Jr., Executive Chairman and Chairman of the Board of the Company, will assume the responsibilities of principal financial officer of the Company and will act as its interim Chief Financial Officer. He will work with Company’s finance and accounting staff and oversee the Company's financial operations until a new Chief Financial Officer is hired.

Tangshan Joint Venture

On February 3, 2010, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) to create a joint venture with Tangshan Caofeidian Investment Corporation (“TCIC”), a Chinese investment company located in the Caofeidian Industry Zone, Tangshan City, Hebei Province of China.  The Purchase Agreement provided for the Company to sell a sixty percent (60%) interest in its Fiber Optics business (excluding its satellite communications and specialty photonics fiber optics businesses) to TCIC, which would have been operated as a joint venture had the transaction been closed.  The transaction was dependant upon receiving necessary regulatory approvals from the US government.  In April 2010, the Company and TCIC had made a voluntary joint filing with the Committee on Foreign Investment in the United States (“CFIUS”) in connection with the proposed transaction.

On June 24, 2010, the Company announced that both parties withdrew their joint filing with CFIUS in response to an indication from CFIUS that it had certain concerns about the transaction as it was proposed.

On August 2, 2010, the Company received notice (the “Termination Notice”) from TCIC stating that the Purchase Agreement had been terminated by TCIC.  The Termination Notice states that the Purchase Agreement was terminated pursuant to Section 9.1(m) of the Share Purchase Agreement, which permits the Purchase Agreement to be terminated in the event certain export control licenses are not obtained within the timeframe permitted by the Purchase Agreement.  The Purchase Agreement provides for the Company to pay TCIC a termination fee of $2,775,000 in the event of a termination pursuant to Section 9.1(m).  The Company accrued the termination fee as a SG&A operating expense during the three months ended June 30, 2010.  The parties are currently in discussions and negotiations regarding an alternative transaction between the parties which would not be subject to the same export control licenses and CFIUS review as the Purchase Agreement and the manner and the timing in which the termination fee will be paid.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to management, including its Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Management, under the supervision and with the participation of its Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Accounting Officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of the end of the period covered by this report. Based on that evaluation, management concluded that, as of that date, the Company’s disclosure controls and procedures were not effective because of the identification of material weaknesses in its internal control over financial reporting, as described below, which the Company views as an integral part of its disclosure controls and procedures.

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

A material weakness is a deficiency or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  As of June 30, 2010, management determined that there were control deficiencies that constituted material weaknesses, as described below.

(i) Control activities related to certain revenue transactions

The Company did not maintain effective controls over certain revenue transactions near June 30, 2010.  Specifically, controls failed to provide reasonable assurance regarding the timing of recording sales transactions.  These control deficiencies resulted in immaterial adjustments to the Company’s financial statements for the three months ended June 30, 2010.  Management determined that these control deficiencies constituted a material weakness in internal control over financial reporting.

(ii) Control activities related to certain inventory reserve transactions

The Company did not maintain effective controls over certain inventory reserve transactions.  Specifically, controls were not designed and in place to provide reasonable assurance preventing the reversal of certain inventory reserves.  These control deficiencies resulted in the correction of prior period financial statements.  Management determined that these control deficiencies constituted a material weakness in internal control over financial reporting.

Given the identification of the above material weakness, we are continuing on a course of action that we anticipate will remediate the material weaknesses.  The Company is in process of implementing additional enhancements or improvements to the Company's internal control over financial reporting related to the timing of revenue recognition and to inventory reserve transactions.  Implementation of remediation actions is progressing as planned.

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2010, we completed the upgrade of our enterprise resource planning (“ERP”) system for the Company’s broadband and specialty products business.  Management expects to continue the implementation in succeeding phases over the course of the next twelve to twenty-four months in the rest of the Company’s operations. The implementation of an ERP system has and will continue to affect our internal control over financial reporting by, among other things, improving user access security and automating a number of accounting and reporting processes and activities.  Although management believes it has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change, management has not completed its testing of the operating effectiveness of all key controls in the upgraded system. As such, there is a risk that significant control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness. Management will continue to evaluate the operating effectiveness of related key controls during subsequent periods.

With the exception of the implementation of the ERP system at one of the Company’s geographic locations as described above, there were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have, from time to time, exchanged correspondence with third parties regarding the assertion of patent or other intellectual property rights in connection with certain of our products and processes. Additionally, on September 11, 2006, the Company filed a lawsuit against Optium Corporation, currently part of Finisar Corporation (Optium) in the U.S. District Court for the Western District of Pennsylvania for patent infringement of certain patents associated with our Fiber Optics segment. In the suit, the Company and JDS Uniphase Corporation (JDSU) allege that Optium is infringing U.S. Patents numbers 6,282,003 (the “003 patent”) and 6,490,071 (the “071 patent”) with its Prisma II 1550nm transmitters. On March 14, 2007, following denial of a motion to add additional claims to its existing lawsuit, the Company and JDSU filed a second patent suit in the same court against Optium alleging infringement of U.S. Patent No. 6,519,374 (the “374 patent”).  On March 15, 2007, Optium filed a declaratory judgment action against the Company and JDSU. Optium sought in this litigation a declaration that certain products of Optium do not infringe the 374 patent and that the patent is invalid, but the District Court dismissed the action on January 3, 2008 without addressing the merits. The 003 patent, the 071 patent, and the 374 patent are assigned to JDSU and licensed to the Company.

On December 20, 2007, the Company was served with a complaint in another declaratory relief action, which Optium had filed in the U.S. District Court for the Western District of Pennsylvania.  This action sought to have the 003 patent and the 071 patent declared unenforceable because of certain conduct alleged to have occurred in connection with the prosecution of the applications for these patents.  These allegations were substantially the same as those brought by Optium by motion in the Company’s own case against Optium, which motion had been denied by the Court.  On August 11, 2008, both actions pending in the U.S. Western District of Pennsylvania were consolidated before a single judge, and a trial date of October 19, 2009 was set.  On February 18, 2009, the Company’s motion for a summary judgment dismissing Optium’s declaratory relief action was granted, and on March 11, 2009, the Company was notified that Optium intended to file an appeal of this order. On May 5, 2010, the Court of Appeals for the Federal Circuit rejected Optium’s appeal and affirmed the summary judgment dismissing Optium’s declaratory relief action.

On October 19, 2009, the U.S. District Court for the Western District of Pennsylvania granted the Company’s motion for summary judgment that Optium infringed the 374 patent.  In October 2009 the consolidated matters were tried before a jury, which found that all patents asserted against Optium were not invalid, that all claims asserted in the 003 patent and 071 patent were infringed, and that such infringement by Optium was willful where willfulness was asserted.  The jury awarded the Company and JDSU monetary damages totaling approximately $3.4 million.  On June 18, 2010, Optium filed an appeal of this award with the Court of Appeals for the Federal Circuit.   The Company filed its response brief in September 2010.

In accordance with U.S. GAAP, a contingency that might result in a gain should not be reflected in the financial statements because to do so might be to recognize income before its realization.

b) Avago-related Litigation

On July 15, 2008, the Company was served with a complaint filed by Avago Technologies and what appear to be affiliates thereof in the United States District Court for the Northern District of California, San Jose Division (Avago Technologies U.S., Inc., et al., Emcore Corporation, et al., Case No.:  C08-3248 JW) (the “Commercial Case”).  In this complaint, Avago asserts claims for breach of contract and breach of express warranty against Venture Corporation Limited (one of the Company’s customers) and asserts a tort claim for negligent interference with prospective economic advantage against the Company.

On December 5, 2008, the Company was also served with a complaint by Avago Technologies filed in the United States District Court for the Northern District of California, San Jose Division alleging infringement of two patents by the Company’s VCSEL products. (Avago Technologies Singapore et al., Emcore Corporation, et al., Case No.:  C08-5394 EMC) (the N.D. CA Patent Case”).  This matter has been stayed pending resolution of the International Trade Commission matter described immediately below.

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

On March 12, 2010, the Company was advised that an initial determination had been issued by the administrative law judge of the ITC that found that one of the two patent claims asserted against the Company related to certain of the Company’s products was both valid and infringed.  This initial determination is subject to review and confirmation by the ITC itself.   On March 29, 2010, the Company filed a petition with the ITC for a review of certain portions of the initial determination that were adverse to the Company.  The ITC declined to review the initial determination.

On July 12, 2010, the ITC issued its Final Determination, as well as a limited exclusion order and cease and desist order directed to the Company’s infringing products which prohibits importation of those products into the United States.  Those remedial orders were reviewed by the President of the United States and his decision to approve those orders was issued on September 10, 2010, thereby prohibiting further importation of the infringing products. These remedial orders do not apply to any of the products sold by the Company’s customers that may contain infringing products.

The ITC does not have the authority to award damages for patent infringement; therefore, there was no financial penalty as a result of the Final Determination.  The Company has formulated and implemented a product redesign intended to eliminate the impact of the accused infringement, the exclusion, and the cease and desist orders issued by the ITC.  The Company continues to actively pursue its re-design strategy, including qualifying the newly re-designed products with certain of its major customers.  The ITC decision will also not be binding in the N.D. CA Patent Case which will remain stayed until all appeals of the ITC decision have been exhausted.

The Company intends to vigorously defend against the allegations of both the N.D. CA Patent Case and the Commercial Case.

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

Plaintiffs in both class actions have moved to consolidate the matters into a single action.  On September 25, 2009, the court issued an order consolidating both the Prissert and Mueller actions into one consolidated proceeding, but denied plaintiffs motions for appointment of a lead plaintiff or lead plaintiff’s counsel.  On July 15, 2010, the court appointed IBEW Local Union No. 58 Annuity Fund to serve as lead plaintiff (“IBEW”), but denied, without prejudice, IBEW’s motion to appoint lead counsel.  IBEW has not yet renewed its motion to appoint lead counsel.

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

As of June 30, 2010 and the filing date of this Quarterly Report on Form 10-Q, no amounts have been accrued for any litigation item discussed above since no estimate of loss can be made at this time.

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

The success of our Suncore joint venture will depend on our ability, together with our joint venture partner, to complete the establishment of the joint venture entity in China and meet our financial and other obligations to the joint venture entity.  Any failure to complete the establishment and capitalization of the joint venture entity could impede or prevent us from successful implementation of our joint venture agreement.

Our agreement with San’an Optoelectronics Co., Ltd. for the creation of the Suncore joint venture in China provides for the joint venture parties to cooperate in completing the regulatory procedures necessary to establish the joint venture entity in China and to make capital contributions and and provide other financial and technical support to the joint venture entity over the term of the agreement.  Any failure by us or our joint venture partner to meet these requirements could impede our ability to, or prevent us from, successfully implementing the joint venture agreement.  If we are not successful in implementing the joint venture agreement, we may be delayed in achieving our strategic goals associated with the joint venture, and our financial condition and and operating results may be materially and adversely affected.

If the Suncore joint venture entity is established pursuant to our joint venture agreement, the successful implementation of the joint venture will be subject to additional risks and uncertainties that may have an adverse material effect on the joint venture’s performance.

Even if the joint venture entity is established and capitalized pursuant to the terms of our joint venture agreement, the implementation of the joint venture transaction will be subject to additional risks and uncertainties.  The success of the joint venture will depend in part on its ability to compete in the emerging renewable energy markets in China and other regions, which will require the joint venture entity to keep pace with rapidly developing technologies and newly emerging competitors.  In addition, the success of the joint venture will depend on its ability to retain key personnel and successfully penetrate the markets for its products.  Because we will share ownership and management of the joint venture, the management of these risks will not be entirely within our control.

The delay in filing this Quarterly Report resulted in a period of noncompliance with our public reporting requirements, which could make it more difficult for us to access capital markets and adversely affect our ability to satisfy liquidity needs, finance our working capital requirements or raise capital for other purposes.

On August 16, 2010, we announced that the necessity to complete the compilation and review of our financial statements had resulted in a delay in filing this Quarterly Report.   As a result of the late filing, we are currently ineligible to register our securities on Form S-3.  We may, however, continue to use our currently effective Registration Statement on Form S-3 until we file our next Annual Report on Form 10-K.  Use of Form S-3 requires, among other things, that the issuer be current and timely in its reports under the Exchange Act for at least twelve months. Because of our inability to use Form S-3, we will have to meet more demanding requirements to register additional securities, which will make it more difficult for us to effect public offering transactions, and our range of available financing alternatives could also be narrowed.  In addition, during the period in which we are not able to use our currently effective Registration Statement on Form S-3, we may be unable to access financing under our equity line of credit agreement.

If our common stock fails to meet the listing requirements of NASDAQ and is delisted from trading on the NASDAQ, the market price of our common stock could be adversely affected.

Our common stock is currently listed on The NASDAQ Global Market under the symbol “EMKR”. The NASDAQ’s listing requirements include a requirement that, for continued listing, an issuer’s common shares trade at a minimum bid price of $1.00 per share. This requirement is deemed breached when the bid price of an issuer’s common shares closes below $1.00 per share for 30 consecutive trading days.  On September 23, 2010, the Company received a notification from the NASDAQ indicating that the minimum bid price of the Company’s common stock has been below $1.00 per share for 30 consecutive business days and as a result, the Company is not in compliance with the minimum bid price requirement for continued listing set forth in NASDAQ Listing Rule 5450(a)(1). The NASDAQ notice has no immediate effect on the listing or trading of the Company’s common stock.

Under NASDAQ Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, or until March 22, 2011, in which to regain compliance with the minimum bid price rule.  To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day grace period.

If the Company does not regain compliance before March 22, 2011, the NASDAQ stated that it will provide the Company with written notice that its securities are subject to delisting. At that time, the Company may appeal the NASDAQ’s determination to a NASDAQ Listing Qualifications Panel, which would stay any further delisting action by the NASDAQ pending a final decision by the panel. Alternatively, the Company may be eligible for an additional grace period if it meets the initial listing standards, with the exception of bid price, for the NASDAQ Capital Market, and the Company successfully applies for a transfer of its securities to that market.  Such a transfer would provide the Company with an additional 180 calendar day period to regain compliance with the minimum bid requirement.

The Company actively monitors the price of its common stock and will consider available options, including, but not limited to, a reverse stock split, to regain compliance with the continued listing standards of the NASDAQ.  However, there can be no assurance that these actions will be successful in maintaining our listing on NASDAQ. A delisting of our common stock from the NASDAQ could adversely affect the liquidity of the trading market for our stock and therefore the market price of our common stock.

The market price for our common stock has experienced significant price and volume volatility and is likely to continue to experience significant volatility in the future.  This volatility may impair our ability to finance strategic transactions with our stock or otherwise adversely affect our business and results of operations.

The closing price of our common stock fluctuated from a high of $1.72 per share to a low of $0.71 per share during the fiscal year ended September 30, 2010.  Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside our control.  Significant declines in our stock price may interfere with our ability to raise additional funds through equity financing or to finance strategic transactions with our stock.  A significant adverse change in the market value of the Company’s common stock could also trigger an interim goodwill impairment test that may result in a non-cash impairment charge.  We have historically used equity incentive compensation as part of our overall compensation arrangements.  The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price.  In addition, there may be increased risk of securities litigation following periods of fluctuations in our stock price.  Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities.  These and other consequences of volatility in our stock price could have the effect of diverting management’s attention and could adversely affect our business and results of operations.

ITEM 6.	Exhibits

Exhibit Number	Description

31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 5, 2010.

31.2*	Certificate of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 5, 2010.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 5, 2010.

32.2*	Certificate of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 5, 2010.
_________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date: October 5, 2010	By:	/s/ Hong Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: October 5, 2010	By:	/s/ Reuben Richards
Reuben F. Richards, Jr.
Interim Chief Financial Officer (Principal Financial and Accounting Officer)