Form 10-K
period 2010-09-30
EMCORE CORP
filed 2011-01-10
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒No

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $91.0 million, based on the closing sale price of $1.21 per share of common stock as reported on the NASDAQ Global Market.

The number of shares outstanding of the registrant’s no par value common stock as of January 7, 2011 was 85,317,970.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the Company's Definitive Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders filed within 120 days of September 30, 2010 or will be included in an amendment to this Form 10-K filed within 120 days of September 30, 2010.

CAUTIONARY STATEMENT
FOR PURPOSES OF “SAFE HARBOR PROVISIONS”
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934.  These forward-looking statements are largely based on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate.  These forward-looking statements may be identified by the use of terms and phrases such as “anticipates”, “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, “targets”, “will”, and similar expressions or variations of these terms and similar phrases.  Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors, as well as those discussed elsewhere in this Annual Report.  These cautionary statements apply to all forward-looking statements wherever they appear in this Annual Report.

Neither management nor any other person assumes responsibility for the accuracy and completeness of any forward-looking statement.  All forward-looking statements in this Annual Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements.  We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Annual Report.  Certain information included in this Annual Report may supersede or supplement forward-looking statements in our other reports filed with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

EMCORE Corporation
FORM 10-K
For The Fiscal Year Ended September 30, 2010

PART I

ITEM 1.  Business

Company Overview

EMCORE Corporation and subsidiaries (the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the broadband, fiber optics, space, and solar power markets.  The Company was established in 1984 as a New Jersey corporation and has two reporting segments: Fiber Optics and Photovoltaics.  Our Fiber Optics segment offers optical components, subsystems, and systems for high-speed data and telecommunications, cable television (“CATV”), and fiber-to-the-premises (“FTTP”) networks.  Our Photovoltaics segment provides products for both space and terrestrial applications.  For space applications, we offer high-efficiency gallium arsenide (“GaAs”) multi-junction solar cells, covered interconnected cells (“CICs”), and solar panels.  For terrestrial applications, we offer concentrating photovoltaic (“CPV”) power systems for commercial and utility scale solar applications as well as GaAs solar cells and integrated CPV components for use in other solar power concentrator systems.

Our headquarters and principal executive offices are located at 10420 Research Road, SE, Albuquerque, New Mexico, 87123, and our main telephone number is (505) 332-5000.  For more information about our Company, please visit our website at http://www.emcore.com.  The information on our website is not incorporated by reference into and is not made a part of this Annual Report on Form 10-K or a part of any other report or filing with the Securities and Exchange Commission (“SEC”).

The Company is subject to the information requirements of the Securities Exchange Act of 1934. We file periodic reports, current reports, proxy statements, and other information with the SEC.  The SEC maintains a website at http://www.sec.gov that contains all of our information that has been filed electronically.  We make available free of charge on our website a link to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Overview of Our Industry and Markets We Serve

Compound semiconductor-based products provide the foundation of components, subsystems, and systems used in a broad range of technology markets.  Compound semiconductor materials are capable of providing electrical or electro-optical functions, such as emitting optical communications signals, detecting optical communications signals, and converting sunlight into electricity.

Collectively, our products serve the telecommunications, datacom, CATV, FTTP, high-performance computing, defense and homeland security, space, and terrestrial solar power markets.

Fiber Optics

Our fiber optics products enable information that is encoded on light signals to be transmitted, routed (switched) and received in communication systems and networks.   Our Fiber Optics segment primarily offers the following product lines:

▪
Telecom Optical Products – We believe that we are a leading supplier for tunable 10, 40, and 100 gigabit per second (“Gb/s”) transmission applications for dense wavelength division multiplexed (“DWDM”) transponders and transceivers for telecommunications transport systems. We are one of few suppliers who offer vertically-integrated products, including external-cavity laser modules, integrated tunable laser assemblies (“ITLAs”), 300-pin transponders, and tunable XFP (“TXFP”) transceivers. Our internally developed laser technology is highly suited for applications of 10, 40, and 100 Gb/s due to its superior narrow linewidth and low noise characteristics. Many of our DWDM products are fully Telcordia® qualified and comply with industry multi-source agreements (“MSAs”). We are currently shipping to customers in low volume our MSA compliant TXFP product which we believe will replace 300-pin based transponders over the next few years because the TXFP product enables a higher density transport solution required by carriers.  The Company’s TXFP products leverage our proprietary external cavity laser technology to offer identical performance to currently deployed network specifications.

▪
Enterprise Products – We believe that we provide advanced optical components and transceiver modules for data applications that enable switch-to-switch, router-to-router and server-to-server backbone connections at aggregate speeds of 10 Gb/s and above. We offer one of the broadest ranges of products with XENPAK form factor which comply with the 10 Gb/s Ethernet (“10-GE”) IEEE802.3ae standard. Our 10-GE products include short-reach (“SR”), long-reach (“LR”), extended-reach (“ER”), and coarse WDM LX4 optical transceivers to connect between the photonic physical layer and the electrical section layer as well as CX4 transceivers.  In addition to the 10-GE products, we offer traditional MSA compliant small form factor (“SFF”) and small form factor pluggable (“SFP”) optical transceivers for use in Gigabit Ethernet and Fiber Channel local-area and storage-area networks (“SAN”).  These transceivers provide integrated duplex data links for bi-directional communication over both single-mode and multimode optical fibers at data rates of 1.25 and 4 Gb/s, respectively.

▪
Laser/Photodetector Component Products - We believe that we are a leading provider of optical components including lasers, photodetectors, and various forms of packaged subassemblies. Our technology enables high speed applications for 2, 4, 8, 10, and 14 Gb/s applications for the datacom and SAN markets.  Products include bare die (or chip), TO, and TOSA forms of high-speed 850nm vertical cavity surface emitting lasers (“VCSELs”), distributed feedback (“DFB”) lasers, positive-intrinsic-negative (“PIN”) and avalanche photodiode (“APD”) components for 2, 8, and 10 Gb/s Fiber Channel, 1 and 10 Gb/s Ethernet, Infiniband, FTTP, and telecom applications.  We provide component products to the entire fiber optics industry, and we also leverage the benefits of our vertically-integrated infrastructure through low-cost manufacturing and early access to newly developed internally produced components.

▪
Parallel Optical Transceiver and Cable Products – We have long been a technology and product leader of optical transmitter and receiver products utilizing arrays of optical emitting or detection devices, e.g., VCSELs and photodetectors (“PDs”). These optical transmitter, receiver, and transceiver products are used for back-plane interconnects, switching/routing between telecom racks, and high-performance computing clusters. Our products include 12-lane SNAP-12 MSA compliant transmitter and receivers with single and double data rates. Based on the core competency of multi-lane parallel optical transceivers, we offer optical fiber ribbon cables (ECC - EMCORE Connects Cables) with parallel-optical transceivers embedded within the connectors.  These products, with aggregated bandwidths of up to 20, 40, 56, 120, and 150 Gb/s, are ideally suited for high-performance computing clusters and server interconnect applications. Our products provide our customers with increased network capacity, increased data transmission distance and speeds, increased bandwidth, lower power consumption, improved cable management over copper interconnects (less weight and bulk), and lower cost optical interconnections for massively parallel multi-processor installations.

▪
Fiber Channel Transceiver Products – We offer tri-rate SFF and SFP optical transceivers for storage area networks. The MSA compliant transceiver module is designed for high-speed Fiber Channel data links supporting up to 4.25 Gb/s (4x the Fiber Channel rate). The products provide integrated duplex data links for bi-directional communication over Multimode optical fiber.

▪
Cable Television (or CATV) Products - We are a market leader in providing radio frequency (“RF”) over fiber products for the CATV industry.  Our products are used in hybrid fiber coaxial (“HFC”) networks that enable cable service operators to offer multiple advanced services to meet the expanding demand for high-speed Internet, on-demand and interactive video and other advanced services, such as high-definition television (“HDTV”) and voice over IP (“VoIP”).  Our CATV products include forward and return-path analog and digital lasers, photodetectors and subassembly components, broadcast analog and digital fiber-optic transmitters, and quadrature amplitude modulation (“QAM”) transmitters and receivers.  Our products provide our customers with increased capacity to offer more cable services, increased data transmission distance, speed and bandwidth, lower noise video receive, and lower power consumption.

▪
Fiber-To-The-Premises (or FTTP) Products - Telecommunications companies are increasingly extending their optical infrastructure to their customers’ location in order to deliver higher bandwidth services. We have developed customer qualified FTTP components and subsystem products to support plans by telephone companies to offer voice, video and data services through the deployment of new fiber optics-based access networks.  Our FTTP products include passive optical network (“PON”) transceivers, analog fiber optic transmitters for video overlay and high-power erbium-doped fiber amplifiers (“EDFA”), analog and digital lasers, photodetectors and subassembly components, analog video receivers, and multi-dwelling unit (“MDU”) video receivers.  Our products provide our customers with higher performance for analog and digital characteristics, integrated infrastructure to support competitive costs, and additional support for multiple standards.

▪
Satellite Communications (or Satcom) Products - We believe that we are a leading provider of optical components and systems for use in equipment that provides high-performance optical data links for the terrestrial portion of satellite communications networks. Our products include transmitters, receivers, subsystems and systems that transport wideband radio frequency and microwave signals between satellite hub equipment and antenna dishes.  Our products provide our customers with increased bandwidth and lower power consumption.

▪
Video Transport - Our video transport product line offers solutions for broadcasting, transportation, IP television (“IPTV”), mobile video, and security and surveillance applications over private and public networks. Our video, audio, data and RF transmission systems serve both analog and digital requirements, providing cost-effective, flexible solutions geared for network reconstruction and expansion.

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

Customers for our Fiber Optics segment include: Arris/C-Cor Electronics, Aurora Networks, BUPT-GUOAN Broadband, Ciena, Cisco, Fujitsu, Hewlett-Packard, Huawei, Motorola, Tellabs, and ZTE.  For the fiscal years ended September 30, 2010, 2009, and 2008, Cisco represented 13%, 15%, and 18% of the Company’s consolidated revenue.

Photovoltaics

We believe our high-efficiency compound semiconductor-based multi-junction solar cell products provide our customers with compelling cost and performance advantages over traditional silicon-based solutions.  These advantages include higher solar cell efficiency allowing for greater conversion of light into electricity as well as a superior ability to withstand extreme heat and radiation environments.  The higher solar cell efficiency of our products enables our customers to reduce their solar product footprint by providing more power output with fewer solar cells, which is a benefit when our product is used in terrestrial CPV systems.

Our Photovoltaics segment primarily targets the following markets:

▪
Space Solar Power Generation - We believe that we are a leader in providing solar power generation solutions to the global communications and science satellite industry and the U.S. government space programs.  A satellite’s operational success depends on its available power and its capacity to transmit data. We provide advanced compound semiconductor-based solar cells and solar panel products, which are more resistant to radiation levels in space and generate substantially more power from sunlight than silicon-based solutions.  Space power systems using our multi-junction solar cells weigh less per unit of power than traditional silicon-based solar cells. Our products provide our customers with higher conversion efficiency for reduced solar array size and launch costs, higher radiation tolerance, and a longer expected lifespan in harsh space environments.

We design and manufacture multi-junction compound semiconductor-based solar cells for commercial, government civil space, and military satellite applications. We currently manufacture and sell one of the most efficient and reliable, radiation resistant advanced triple-junction solar cells in the world, with an average "beginning of life" conversion efficiency of 29.5%.  We believe that we are the only manufacturer to supply true monolithic bypass diodes for shadow protection in the U.S. by utilizing several EMCORE patented methods.

Additionally, we are developing an entirely new class of advanced multi-junction solar cells with even higher conversion efficiency.  This new architecture, called inverted metamorphic multijunction (“IMM”), is being developed in collaboration with the National Renewable Energy Laboratory and the US Air Force Research Laboratory and to date has demonstrated conversion efficiencies nearing 34% on a research and development scale.

We also offer covered interconnected cells and solar panel lay-down services, providing us the capability to manufacture fully integrated solar panels for space applications. We can provide satellite manufacturers with proven integrated satellite power solutions that can significantly improve satellite economics. Satellite manufacturers and solar array integrators rely on us to meet their satellite power needs with our proven flight heritage.

▪
Terrestrial Solar Power Generation - Solar power generation systems utilize photovoltaic cells to convert sunlight to electricity and have been used in space programs and, to a lesser extent, in terrestrial applications for several decades.  We believe the market for terrestrial solar power generation solutions will continue to grow as solar power generation technologies improve in efficiency, as global prices for non-renewable energy sources (i.e., fossil fuels) continue to fluctuate, and as concern regarding the effect of fossil fuel-based carbon emissions on global warming continues to grow. Terrestrial solar power generation has emerged as a rapidly expanding renewable energy source because it has certain advantages when compared to other energy sources, including reduced environmental impact, elimination of fuel price risk, installation flexibility, scalability, distributed power generation (i.e., electric power is generated at the point of use rather than transmitted from a central station to the user), and reliability. The rapid increase in demand for solar power has created a growing demand for highly efficient, reliable, and cost-effective concentrating solar power systems.

We have adapted our high-efficiency compound semiconductor-based multi-junction solar cell products for terrestrial applications, which are intended for use with CPV power systems in utility-scale installations.  We have attained 39% conversion efficiency under 1000x illumination with our terrestrial concentrating solar cell products in volume production. This compares favorably to the 15-21% efficiency of silicon-based solar cells.  We believe that solar concentrator systems assembled using our compound semiconductor-based solar cells will be competitive with silicon-based solar power generation systems, in certain geographic regions that generate high direct normal irradiance (DNI).  Because our dual axis tracking CPV systems are more efficient, and, when combined with the advantages of concentration (smaller footprint, less usage of photovoltaic material, direct exposure to sunlight throughout the day), the results are a lower system cost per watt.  In addition, our multi-junction solar cell technology is not subject to silicon shortages which, in the past, have led to increased prices in the raw materials required for the production of silicon-based solar cells.  We currently serve the terrestrial solar market with two levels of CPV products: components (including solar cells and solar cell receivers) and CPV terrestrial solar power systems.

While the terrestrial power generation market is still developing, we have shipped several megawatts (“MW”) of production orders of CPV components to most major solar concentrating systems companies in the United States, Europe, and Asia.  We have finished installations of a total of approximately 1 megawatt of CPV systems in Spain, China, and the US with our own Gen-II CPV power system design.  The Gen-III product, with enhanced performance (including a module efficiency of approximately 30%) and a lower cost structure, went into volume production earlier this year.

Customers for the Photovoltaics segment include: Applied Physics Labs - Johns Hopkins University, ATK, Boeing, Dutch Space, Lockheed Martin, Loral Space & Communications, NASA-JPL, Northrop Grumman, and Orbital Sciences Corporation.  For the fiscal years ended September 30, 2010, 2009, and 2008, Loral Space & Communications represented 11%, 14%, and 10% of the Company’s consolidated revenue.

Segment Data

In the Notes to the Consolidated Financial Statements, see Footnote 16 for disclosures related to business segment revenue, geographic revenue, significant customers, and operating loss by business segment.

Strategic Plan

Over the past several years, the Company has engaged in the design and deployment of concentrating photovoltaic (CPV) systems for commercial and utility-scale solar power applications.  We believe that our current Gen-III CPV system design is superior in performance and is competitive in cost to silicon solar power modules when deployed in regions with high solar irradiance.  We also believe that our CPV systems business has a potential to generate significant revenue growth for the Company.

Our CPV systems business will require a substantial amount of capital to establish a high-volume, low-cost manufacturing infrastructure and to fund working capital needs as this business develops.  As a result, the Company has pursued several strategic opportunities towards separating the Company’s Photovoltaics and Fiber Optics businesses to raise capital for our CPV systems business.  Additionally, the Company has also been pursuing strategies specifically related to the CPV systems business.

On July 30, 2010, the Company entered into an agreement for the establishment and operation of a joint venture (the “JV Agreement”) with San’an Optoelectronics Co., Ltd. (“San’an”) for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under technology licensing from the Company.

The JV Agreement provides for the parties to form Suncore Photovoltaics Co., Ltd., a limited liability company (“Suncore”), under the laws of the People’s Republic of China.  The registered capital of Suncore is $30 million, among which, San’an will contribute $18 million in cash, accounting for sixty percent (60%) of the registered capital of Suncore, and the Company will contribute $12 million in cash, accounting for forty percent (40%) of the registered capital of Suncore.  The establishment of the Suncore entity is subject to Chinese regional government approval on various items required for business registration which is expected to be completed in early 2011.  The Chairman of San’an will serve as the Chairman of Suncore and Dr. Charlie Wang, Senior Vice President of EMCORE Corporation, will serve as the General Manager of Suncore. All operational activities and business for CPV receivers, modules, and systems currently residing at both San’an and EMCORE's Langfang, China manufacturing facilities will eventually be transferred to Suncore.  In conjunction with the formation of this joint venture, the Company has agreed to grant Suncore an exclusive license to manufacture EMCORE's current and future improved CPV receivers, modules and systems in China for terrestrial solar power applications.

Concurrently with the execution of the JV Agreement, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with an affiliate of San’an.  Pursuant to the Cooperation Agreement, the Company, or a designated affiliate of the Company, will receive an aggregate $8.5 million in consulting fees (the “Consulting Fees”), following the establishment of Suncore, in exchange for a technology license and related support and strategic consulting services to Suncore. The Company intends to use the Consulting Fees to fund most of its capital contribution requirements to Suncore.  Pursuant to the Cooperation Agreement, the San’an affiliate will provide Suncore with working capital financing in the form of loans and/or guarantees.

On December 4, 2010, the Company entered into an Investment and Cooperation Agreement (the “Agreement”) with San’an and the Huainan Municipal Government (“Huainan”) in China.  The Agreement provides for Suncore’s primary engineering, manufacturing, and distribution operations for CPV components and systems to be established in the Economic and Technology Development Zone of Huainan City in exchange for subsidies and favorable tax and other incentives to be provided by Huainan.  The Agreement contemplates the development of a total of 1,000 megawatts of manufacturing capacity in Huainan over the next five years, with 200 megawatts to be in place by the end of 2011, an additional 300 megawatts by the end of 2013, and the remaining 500 megawatts by the end of 2015.

Under the terms of the Agreement, Huainan has committed to providing subsidies that include: reimbursement of fees and taxes related to the acquisition of an approximately 263-acre site on which the facility is to be constructed; reimbursement of 100% of the local portion of the business, value added and income taxes incurred during the first five years of Suncore’s production activities and 50% of the amount of those taxes during the subsequent five years; reimbursement of certain administrative and utility charges within the Huainan City Economic and Technology Development Zone; cash  rebates to Suncore of RMB 1.4 (approximately US$0.21) for every watt of the first 1,000  megawatts of CPV systems manufactured in Huainan and sold in China; and a cash subsidy of RMB 500 million (approximately U.S. $75 million) that may be used solely for the purchase of capital equipment for the development of Suncore’s operations in Huainan.  In the event the RMB 500 million cash subsidy is used for any purpose other than as authorized under the Agreement, Suncore would be subject to a penalty payable to Huainan of twice the amount of the subsidy.

Under the terms of the Agreement, EMCORE and San’an agree to commence construction of the Suncore facility in Huainan within one month after the site for the facility is made available.  The Agreement was subject to and received approval from the shareholders of San’an on December 23, 2010.

The commitments from the Company, San’an, and its affiliate related to cash, working capital loans, and achievement of land and cash grants as well as, the various incentives and subsidies from Huainan city, should provide Suncore with adequate working capital to establish a new high volume, low-cost manufacturing facility for our CPV systems business.  As a result of this joint venture, the financial burden related to the launch of the Company’s new Gen-III CPV system design should be greatly reduced.

The Company expects the business outlook to remain positive for the Company’s Space Solar Power Generation and CATV product lines.  We expect these more mature and stable product lines to provide a solid foundation in order for the Company to invest in and pursue growth opportunities in the Terrestrial Solar Power and Telecom/Datacom Fiber Optics product lines.  Therefore, for the near future, we expect to continue to own, operate, grow, and improve the operational results of both the Company’s Photovoltaics and Fiber Optics businesses.

Operationally, the key elements of EMCORE’s strategy include:

-	Launch Our Terrestrial Solar Power Business through Aggressive Business Development

The establishment of the Suncore joint venture with San’an addresses the Company’s key strategy of commercializing its CPV system design using a low-cost, high-volume manufacturing facility while also providing an opportunity for the Company to penetrate China’s emerging renewable energy market.  Through Suncore, we expect our Gen-III CPV terrestrial solar power system to provide a competitive cost of energy option for commercial and utility scale projects in certain geographic regions.  Our Suncore joint venture will also be focused on its own solar project and CPV business development.

The Company will continue to develop and expand partnerships with major companies, both domestically and internationally, to drive deployment of our terrestrial CPV components and systems.  We expect to accelerate the development of higher-efficiency terrestrial concentrator solar cells and CPV systems, including the use of our inverted metamorphic multijunction (IMM) technology, to further reduce the cost of CPV systems through increased power output.  We expect to develop an order backlog of CPV project opportunities in fiscal year 2011 to support the business growth in the following years.

-	Accelerate Fiber Optics Business Growth through New Products and Customer Expansion

The Company has demonstrated several new products and platforms in its Fiber Optics business segment which have recently generated customer interest.  New products, such as tunable TOSA and XFP transceivers, ITLA and micro-ITLA for 10, 40, and 100 Gb/s transponders, 10 and 14 Gb/s per channel parallel optics modules and active cables, and full-band CATV QAM transmitters represent our leadership position in the industry.  The Company is committed to investing the necessary capital to establish high-volume manufacturing capacity to accelerate the launch of these new products.  The successful launch of these products represents significant opportunities of revenue growth in our Fiber Optics segment.

Concurrently, we expect to continue to expand penetration among several world-leading communication equipment manufacturers by offering an enhanced product portfolio, industry-leading customer service and technical support, and order fulfillment at a competitive cost.  We are well positioned to leverage our technical resources, established vertical integration, and low-cost manufacturing infrastructure to increase revenue and market share.

-	Leverage Our Infrastructure and Technology to Increase Revenue Growth

Over the past several years, the Company has invested a significant amount of capital to establish state-of-the-art manufacturing fulfillment capabilities and technical expertise in areas such as semiconductor device fabrication and solar panel manufacturing and testing.  While these infrastructures are critical to support our current business, improved utilization should further lower our fixed costs per unit and enable some additional revenue growth opportunities.

We believe that we can achieve accretive revenue growth by leveraging our existing capabilities in a number of areas. Our video transport business offers the leverage of customer recognition and a distribution network, which we have established through both internal development efforts and acquisitions.  With more strategic focus, we expect revenue from this business to increase in future periods.

Furthermore, some of the advanced technologies in our specialty fiber optics and space photovoltaic technology areas can enable new capabilities and technology solutions specifically designed for the defense and government sectors.  We will continue to further pursue new business opportunities and build programs within this area.

-	Reduce Product and Business Costs and Improve Profitability

We will continue to drive cost reduction throughout the Company.  The low-cost manufacturing strategy in our Solar Photovoltaics segment is well established.  We expect to continue to develop a low-cost manufacturing infrastructure in our Fiber Optics segment in fiscal year 2011.  Where appropriate, we will continue to transfer manufacturing of certain product lines to low-cost contract manufacturers which allow us to reduce fixed costs while still maintaining quality and reliability. We will continue to review and take action to divest or exit product lines that are not strategic and/or incapable of achieving desired revenue or profitability goals.

Our current corporate structure and management strategy should reduce corporate expenses and overhead costs in 2011. We will continue the strong fiscal disciplines established during the last economic downturn, including management of working capital, and continue to improve the financial performance of our operations.

Government Research Contracts

We derive a portion of our revenue from funding by various agencies of the U.S. government through research contracts and subcontracts. These contracts typically cover work performed over extended periods of time, from several months up to several years. These contracts may be modified or terminated at the convenience of the U.S. government and may be subject to governmental budgetary fluctuations.

Sources of Raw Materials

We depend on a limited number of suppliers for certain raw materials, components, and equipment used in our products. We continually review our vendor relationships to mitigate risks and lower costs, especially where we depend on one or two vendors for critical components or raw materials. While maintaining inventories that we believe are sufficient to meet our near-term needs, we strive not to carry significant inventories of raw materials. Accordingly, we maintain ongoing communications with our vendors in order to prevent any interruptions in supply, and have implemented a supply-chain management program to maintain quality and lower purchase prices through standardized purchasing efficiencies and design requirements. To date, we generally have been able to obtain sufficient quantities of quality supplies in a timely manner.

Manufacturing

The Company utilizes dedicated MOCVD (metal-organic chemical vapor deposition) systems for both development and production, which are capable of processing virtually all compound semiconductor-based materials and devices.  Our operations include wafer fabrication, device design and production, fiber optic module, subsystem and system design and manufacture, and, solar panel engineering and assembly.  Many of our manufacturing operations are computer monitored or controlled to enhance production output and statistical control. We employ a strategy of minimizing ongoing capital investments, while maximizing the variable nature of our cost structure. We maintain supply agreements with certain key suppliers. Where we can gain cost advantages while maintaining quality and intellectual property control, we outsource the production of certain products, subsystems, components, and subassemblies to contract manufacturers located overseas. Our contract manufacturers must maintain comprehensive quality assurance and delivery systems, and we continuously monitor them for compliance.

Through the creation of the Suncore joint venture with San’an Optoelectronics, the Company expects to establish a low cost manufacturing operation in China for its terrestrial solar power business.  All CPV related efforts, including employees, equipment, and materials previously residing at San’an and at EMCORE’s Langfang, China manufacturing facility will eventually be transferred to Suncore.  Suncore will serve as EMCORE’s primary low-cost / high-volume manufacturing base for CPV receivers incorporating EMCORE’s CPV solar cells and for CPV modules, and systems to support EMCORE’s worldwide sales efforts and San’an’s sales efforts in the China market.  All photovoltaic solar cells incorporated into the CPV receivers and CPV modules will continue to be manufactured at EMCORE’s manufacturing facility in Albuquerque, NM.  This joint venture would allow EMCORE to share the financial burden of capital equipment expenditures and working capital needs with its joint venture partner San’an Optoelectronics to address the rapidly growing CPV market demand.

Our various manufacturing processes involve extensive quality assurance systems and performance testing.  Our facilities have acquired and maintain certification status for their quality management systems. Our manufacturing facilities located in Albuquerque, New Mexico, Alhambra, California, Ivyland, Pennsylvania, and Langfang, China are registered to ISO 9001 standards.

Sales and Marketing

We sell our products worldwide through our direct sales force, external sales representatives and distributors, and application engineers.  Our sales force communicates with our customers’ engineering, manufacturing, and purchasing personnel to determine product design, qualifications, performance, and price. Our strategy is to use our direct sales force to sell to key accounts and to expand our use of external sales representatives for increased coverage in international markets and certain domestic segments.

Throughout our sales cycle, we work closely with our customers to qualify our products into their product lines. As a result, we develop strategic and long-lasting customer relationships with products and services that are tailored to our customers’ requirements.

We focus our marketing communication efforts on increasing brand awareness, communicating our technologies’ advantages, and generating leads for our sales force.  We use a variety of marketing methods, including our website, participation at trade shows, and selective advertising to achieve these goals.

Externally, our marketing group works with customers to define requirements, characterize market trends, define new product development activities, identify cost reduction initiatives, and manage new product introductions.  Internally, our marketing group communicates and manages customer requirements with the goal of ensuring that our product development activities are aligned with our customers’ needs.  These product development activities allow our marketing group to manage new product introductions and new product and market trends.

Research and Development

Our research and development efforts have been focused on maintaining our technological competitive edge by working to improve the quality and features of our product lines. We are also making significant investments to expand our existing technology and infrastructure in an effort to develop new products and production technology that we can use to expand into new markets.  Our industry is characterized by rapid changes in process technologies with increasing levels of functional integration. Our efforts are focused on designing new proprietary processes and products, on improving the performance of our existing materials, components and subsystems, and on reducing costs in the product manufacturing process.

As part of the ongoing effort to cut costs, many of our projects have focused on developing lower cost versions of our existing products. We also actively compete for research and development funds from U.S. government agencies and other entities. In view of the high cost of development, we solicit research contracts that provide opportunities to enhance our core technology base and promote the commercialization of targeted products. Generally, internal research and development funding is used for the development of products that will be released within twelve months and external funding is used for long-term research and development efforts.

Research and development expense was $29.5 million, $27.1 million, and $39.5 million for the fiscal years ended September 30, 2010, 2009, and 2008, respectively.

Intellectual Property and Licensing

We protect our proprietary technology by applying for patents, where appropriate, and in other cases by preserving the technology, related know-how, and information as trade secrets. The success and competitive advantage enjoyed by our product lines depends heavily on our ability to obtain intellectual property protection for our proprietary technologies.  We also acquire, through license grants or assignments, rights to patents on inventions originally developed by others.  As of September 30, 2010, we held approximately 200 U.S. patents and approximately 40 foreign patents and had over 300 additional patent applications pending. Our U.S. patents will expire on varying dates between 2012 and 2028.  These patents and patent applications claim protection for various aspects of current or planned commercial versions of our materials, components, subsystems, and systems.

We also have entered into license agreements with the licensing agencies of universities and other organizations, under which we have obtained exclusive or non-exclusive rights to practice inventions claimed in various patents and applications issued or pending in the U.S. or other foreign jurisdictions.  We do not believe our financial obligations under any of these agreements materially adversely affect our business, financial condition, or results of operations.

We rely on trade secrets to protect our intellectual property when we believe that publishing patents would make it easier for others to reverse engineer our proprietary processes.  We also rely on other intellectual property rights such as trademarks and copyrights where appropriate.

Environmental Regulations

We are subject to U.S. federal, state, and local laws and regulations concerning the use, storage, handling, generation, treatment, emission, release, discharge, and disposal of certain materials used in our research and development and production operations, as well as laws and regulations concerning environmental remediation, homeland security, and employee health and safety. The production of wafers and devices involves the use of certain hazardous raw materials, including, but not limited to, ammonia, phosphine, and arsine.  We have in-house professionals to address compliance with applicable environmental, homeland security, and health and safety laws and regulations. We believe that we are currently in compliance with all applicable environmental laws, including the Resource Conservation and Recovery Act.

Competition

The markets for our products in each of our reporting segments are extremely competitive and are characterized by rapid technological change, frequent introduction of new products, short product life cycles, and significant price erosion. We face actual and potential competition from numerous domestic and international companies. Many of these companies have greater engineering, manufacturing, marketing, and financial resources than we have.

Partial lists of our competitors in the markets in which we participate include:

Fiber Optics

CATV Networks.  Our primary competitors include Applied Optoelectronics and Finisar at the subsystem level and Applied Optoelectronics and Sumitomo Electric Device Innovations at the component product level.

FTTP and Telecommunications Networks.  Our primary competitors include Cyoptics, Mitsubishi, and Source Photonics for FTTP components and transceivers.  For 10 Gb/s tunable transponders, our primary competitors include Finisar, JDSU, and Opnext.

Data Communications, Storage Area Networks and Parallel Optic Device Products.   Our primary competitors include Avago, Finisar, and Opnext.

Satellite Communications Networks.   Our primary competitors are Foxcom and MITEQ, Inc.

Video Transport Products.   Our primary competitors are Evertz and Telecast.

Photovoltaics

Space Solar Power Generation.  In the space solar power products market, we primarily compete with Azure Solar, Sharp, and Spectrolab, a subsidiary of Boeing.

Terrestrial Solar Power Generation.  In the terrestrial solar power products market, we primarily compete with Azure Solar and Spectrolab on the solar cell side, and Amonix, Concentrix, and SolFocus on the solar power systems side.

In addition to the companies listed above, we compete with many research institutions and universities for research funding. We also sell our products to current competitors and companies with the capability of becoming competitors. As the markets for our products grow, new competitors are likely to emerge and current competitors may increase their market share.  In the European Union (“EU”), political and legal requirements encourage the purchase of EU-produced goods, which may put us at a competitive disadvantage against our European competitors.

There are substantial barriers to entry by new competitors across our product lines. These barriers include the large number of existing patents, the time and costs required to develop products, the technical difficulty in manufacturing semiconductor-based products, the lengthy sales and qualification cycles, and the difficulties in hiring and retaining skilled employees with the required scientific and technical backgrounds. We believe that the primary competitive factors within our current markets are product cost, yield, throughput, performance and reliability, breadth of product line, product heritage, customer satisfaction, and customer commitment to competing technologies. Competitors may develop enhancements to or future generations of competitive products that offer superior price and performance characteristics. We believe that in order to remain competitive, we must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide.

Order Backlog

As of September 30, 2010, the Company had a consolidated order backlog of approximately $71.3 million, an $8.7 million, or 14% increase, from a $62.6 million order backlog reported as of September 30, 2009.  On a segment basis, the Photovoltaics order backlog for the fiscal year ended September 30, 2010 totaled $53.0 million, a $5.3 million, or 11%, increase from $47.7 million reported as of September 30, 2009.  The Fiber Optics order backlog for the fiscal year ended September 30, 2010 totaled $18.3 million, a $3.4 million, or 23% increase, from $14.9 million reported as of September 30, 2009.  Order backlog is defined as purchase orders or supply agreements accepted by the Company with expected product delivery and/or services to be performed within the next twelve months.

From time to time, our customers may request that we delay shipment of certain orders.  Our order backlog could also be adversely affected if customers unexpectedly cancel purchase orders that we have previously accepted.  A majority of our fiber optics products typically ship within the same quarter in which a purchase order is received; therefore, our order backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

Employees

As of September 30, 2010, we had approximately 900 employees, including approximately 225 international employees that are located primarily in China.   This represents an increase of approximately 200 employees when compared to September 30, 2009.   None of our employees are covered by a collective bargaining agreement.  We have never experienced any labor-related work stoppage and believe that our employee relations are good.

Competition is intense in the recruiting of personnel in the semiconductor industry.  Our ability to attract and retain qualified personnel is essential to our continued success. We are focused on retaining key contributors, developing our staff, and cultivating their commitment to the Company.

ITEM 1A.  Risk Factors

We have a history of incurring significant net losses and our future profitability is not assured.

For the fiscal years ended September 30, 2010, 2009, and 2008, we incurred a net loss of $23.7 million, $138.8 million, and $80.9 million, respectively.   Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future.   If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability.

Negative worldwide economic conditions could continue to result in a decrease in our sales and revenue and an increase in our operating costs, which could continue to adversely affect our business and operating results.

If the recent worldwide economic downturn continues, many of our direct and indirect customers may delay or reduce their purchases of our products and systems containing our products. In addition, several of our customers rely on credit financing in order to purchase our products. If the negative conditions in the global credit markets prevent our customers’ access to credit, orders for our products may decrease, which would result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products or otherwise in operating their businesses, they may become unable to offer the materials we use to manufacture our products. These events could result in reductions in our revenue, increased price competition and increased operating costs, which could adversely affect our business, results of operations, and financial condition.

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

Our quarterly and annual operating results have fluctuated substantially in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control.  Factors that could cause our quarterly or annual operating results to fluctuate include:

-	market acceptance of our products;
-	market demand for the products and services provided by our customers;
-	disruptions or delays in our manufacturing processes or in our supply of raw materials or product components;
-	changes in the timing and size of orders by our customers;
-	cancellations or postponements of previously placed orders;
-	reductions in prices for our products or increases in the costs of our raw materials;
-	the introduction of new products and manufacturing processes;
-	fluctuations in manufacturing yields;
-	the emergence of new industry standards;
-	failure to anticipate changing customer product requirements;
-	the loss or gain of important customers;
-	product obsolescence;
-	the amount of research and development expenses associated with new product introductions;
-	the continuation or worsening of the current global economic slowdown;
-	economic conditions in various geographic areas where we or our customers do business;
-	acts of terrorism or violence and international conflicts or crises;
-	other conditions affecting the timing of customer orders;
-	a downturn in the markets for our customers’ products, particularly the telecommunications components markets;
-	significant warranty claims, including those not covered by our suppliers;
-	intellectual property disputes;
-	results of joint venture activities;
-	loss of key personnel or the shortage of available skilled workers; and
-	the effects of competitive pricing pressures, including decreases in average selling prices of our products.

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

As a result of the foregoing factors, we believe that period-to-period comparisons of our results of operations should not be solely relied upon as indicators of future performance.

Our ability to achieve operational and material cost reductions and to realize production efficiencies for our operations is critical to our ability to achieve long-term profitability.

We have implemented a number of operational and material cost reductions and productivity improvement initiatives, which are intended to reduce our expense structure at both the cost of goods sold and the operating expense levels. Cost reduction initiatives often involve facility consolidation and re-design of our products, which requires our customers to accept and qualify the new designs, potentially creating a competitive disadvantage for our products.  These initiatives can be time-consuming, disruptive to our operations, and costly in the short-term.  Successfully implementing these and other cost-reduction initiatives throughout our operations is critical to our future competitiveness and ability to achieve long-term profitability. However, there can be no assurance that these initiatives will be successful in creating profit margins sufficient to sustain our current operating structure and business.

Financial markets worldwide have since 2008 experienced an unprecedented crisis which may have a continuing materially adverse impact on the Company, our customers, and our suppliers.

Financial markets have recently experienced an unprecedented financial crisis worldwide, affecting both debt and equity markets, which has substantially limited the amount of financing available to all companies, including companies with substantially greater resources, better credit ratings and more successful operating histories than us.  It is impossible to predict how long the impact of this crisis will last or how it will be resolved.  It may, however, have a materially adverse affect on the Company for a number of reasons, such as:

-
Our historic lack of profitability has caused us to consume cash, through acquisitions, operations and as a result of the research and development and capital expenditures necessary to expand the markets in which we operate (particularly the terrestrial solar market), as discussed in more detail below.  We may be unable to acquire the cash necessary to finance these activities from either the debt or the equity markets and as a result we may be unable to continue operating.

-
Our fiber optics products are sold principally to large publicly held companies which are also dependent on the public debt and equity markets.  Our customers may be unable to obtain the financing necessary to continue their own operations.

-
The market for the products of our fiber optics customers, into which our fiber optics products are incorporated, is dependent on capital spending from telecommunications and data communications companies, which may also be adversely affected by the lack of available financing.

-
The market for our space solar cells may also be adversely affected by the worldwide financial crisis, because the market for commercial satellites depends on capital spending by telecommunications companies (who are dependent on the capital markets, as described above), and the market for military satellites depends on resources allocated for military intelligence spending, which may also be restricted as a result of the financial crisis.

-
The market for our terrestrial solar products is dependent on the availability of project financing for photovoltaic projects, which may no longer be available, and is also largely dependent on government support of various types, such as investment tax credits, which may no longer be available as governments allocate scarce resources to dealing with the financial crisis.

-	A reduction in our sales will adversely affect our ability to draw on our existing line of credit because that line of credit is largely dependent on the level of our accounts receivable.

-
Negative worldwide economic conditions and market instability make it difficult for us, our customers, and our suppliers to accurately forecast future product demand trends, which could cause us to produce excess products which could depress product prices, increase our inventory carrying costs, and result in obsolete inventory. Alternatively, this forecasting difficulty could cause a shortage of products, or materials used in our products, which could in turn result in an inability to satisfy demand for our products and a loss of market share.

-
Negative global economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable, which would adversely affect our financial results.  We extend credit and payment terms to some of our customers. We could suffer significant losses if customers fail to pay us, which would have a negative impact on our financial results.

The market price for our common stock has experienced significant price and volume volatility and is likely to continue to experience significant volatility in the future.  This volatility may impair our ability to finance strategic transactions with our stock and otherwise harm our business

The closing price of our common stock fluctuated from a high of $1.72 per share to a low of $0.71 per share during the fiscal year ended September 30, 2010.  As of January 7, 2011 the closing price of our common stock was $1.23.  Our stock price is likely to experience significant volatility in the future as a result of numerous factors outside our control.  Significant declines in our stock price may interfere with our ability to raise additional funds through equity financing or to finance strategic transactions with our stock.  A significant adverse change in the market value of the Company’s common stock could also trigger an interim goodwill impairment test that may result in a non-cash impairment charge. We have historically used equity incentive compensation as part of our overall compensation arrangements.  The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price.  In addition, there may be increased risk of securities litigation following periods of fluctuations in our stock price.  Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities. These and other consequences of volatility in our stock price which could be exacerbated by the recent worldwide financial crisis could have the effect of diverting management’s attention and could materially harm our business.

We have significant liquidity and capital requirements and may require additional capital in the future.  If we are unable to obtain the additional capital necessary to meet our needs, our business may be adversely affected.

Historically, the Company has consumed cash from operations.   We have managed our liquidity situation through a series of cost reduction initiatives, capital markets transactions and the sale of assets.  We currently have approximately $34.9 million in working capital as of September 30, 2010.

On October 1, 2009, we entered into a Common Stock Purchase Agreement with Commerce Court Small Cap Value Fund, Ltd. (“Commerce Court”) whereby Commerce Court has committed, upon issuance of a draw-down request by the Company, to purchase up to $25 million worth of our common stock over a two year period.  On March 18, 2010, the Company received $2.0 million from the sale of 1,870,042 shares of its common stock to Commerce Court pursuant to the terms of the Common Stock Purchase Agreement at an average price of approximately $1.07 per share.  Our agreement with Commerce Court is currently based on the use of a Registration Statement on Form S-3.  Because of our ineligibility to use Form S-3, we are currently in discussions with Commerce Court regarding the use of a Registration Statement on Form S-1 in connection with the agreement, which, if we are successful in having a Form S-1 declared effective, would make the financing under the agreement available during the period we are not eligible to use Form S-3.

On November 11, 2010, the Company entered into a Credit and Security Agreement (the “Loan Agreement”) with Wells Fargo Bank National Association.  The Loan Agreement provides the Company with a three-year revolving credit facility of up to $35 million that can be used for working capital requirements, letters of credit, and other general corporate purposes.  The credit facility is secured by substantially all of the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable and inventory accounts, which is in the process of being finalized.  The Company expects at least 40% of the total amount of credit under the Loan Agreement to be available for use based on the borrowing base formula during fiscal year 2011.

The Loan Agreement contains customary representations and warranties, and affirmative and negative covenants, including among other things minimum tangible net worth and EBITDA covenants and limitations on liens and certain additional indebtedness and guarantees.   The Loan Agreement also contains certain events of default, including a subjective acceleration clause.  Under this clause, Wells Fargo may declare an event of default if it believes in good faith that the Company’s ability to pay all or any portion of its indebtedness with Wells Fargo or to perform any of its material obligations under the Loan Agreement has been impaired, or if it believes in good faith that there has been a material adverse change in the business or financial condition of the Company.  If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the Loan Agreement, cease making advances under the Loan Agreement or take possession of the Company’s assets that secure its obligations under the Loan Agreement.  The Company does not anticipate at this time any change in the business or financial condition of the Company that could be deemed a material adverse change by Wells Fargo.

On November 12, 2010, the Company borrowed $5.6 million under the Loan Agreement and used the proceeds to repay the entire $5.2 million debt outstanding under the Company’s Loan and Security Agreement, dated as of September 29, 2008, with Bank of America, N.A. (the “Prior Credit Agreement”).  Afterwards, the Company terminated the Prior Credit Agreement.  The guarantees provided by the Company and certain of its subsidiaries under the Prior Credit Agreement terminated simultaneously with the Prior Credit Agreement.  The Company did not incur any penalties in connection with the termination of the Prior Credit Agreement.

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from operations and amounts expected to be available under our revolving credit facility with Wells Fargo Bank will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.

However, in the event of unforeseen circumstances, unfavorable market or economic developments, unfavorable results from operations, or if Wells Fargo declares an event of default on the credit facility, the Company may have to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt, or selling certain product lines and/or portions of our business.  There can be no guarantee that the Company will be able to raise additional funds on terms acceptable to us, or at all. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if the Company experiences negative operating results.  As a result of the delays in filing our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, we are currently ineligible to register our securities on Form S-3.  As a result it may be more difficult and costly for us to access the capital markets until we regain Form S-3 eligibility.  If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, and results of operations may be adversely affected.

The market for our terrestrial solar power products for utility-scale applications may take time to develop, is rapidly changing and extremely price-sensitive, and involves issues with which the Company has little experience.

We have invested and intend to continue investing significant resources in the adaptation of our high-efficiency compound semiconductor-based GaAs solar cell products for terrestrial applications, including the sale of both CPV components and systems.  This investment carries with it significant risk.   Factors such as changes in energy prices or the development of new and efficient alternative energy technologies could limit growth in, or reduce the market for, our terrestrial solar power products.  In addition, we experienced difficulties in applying our space-based solar products to terrestrial applications.  We may experience further difficulties in the future in competing with new and emerging terrestrial solar power products, which we have determined to be extremely price sensitive and rapidly changing.

There can be no assurance that our bids on solar power installations will be accepted, that we will win any of these bids, that our CPV systems will be qualified for these projects, or that governments will continue to offer electric supply contracts and other incentives that will make our products economically viable.  If our terrestrial solar power cell products are not cost competitive or accepted by the market, our business, financial condition, and results of operations may be materially and adversely affected.

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

Our Photovoltaics segment recognizes certain contract revenue on a “percentage-of-completion” basis and upon the achievement of contractual milestones.  Any delay or cancellation of a project could adversely affect our business.

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

As with any project-related business, there is the potential for delays within, or cancellation of, any particular customer project. Variation of project timelines and estimates may impact our ability to recognize revenue in a particular period. Moreover, incurring penalties involving the return of the contract price to the customer for failure to timely install one project could negatively impact our ability to continue to recognize revenue on a “percentage-of-completion” basis generally for other projects. In addition, certain customer contracts may include payment milestones due at specified points during a project. Because our Photovoltaics segment usually must invest substantial time and incur significant expense in advance of achieving milestones and receiving payment, failure to achieve such milestones could adversely affect our business, financial condition, results of operations, and cash flows.

As supply of polysilicon increases, the corresponding increase in the global supply of silicon-based solar cells and panels may cause substantial downward pressure on the prices of our terrestrial solar power products, resulting in lower revenues.

As additional polysilicon becomes available, we expect solar panel production globally to increase. Decreases in polysilicon pricing and increases in silicon-based solar panel production could each result in substantial downward pressure on the price of solar cells and panels, including our terrestrial solar power products. Such price reductions could have a negative impact on our revenue, and our business, financial condition, results of operations, and cash flows may be materially and adversely affected.

We are substantially dependent on a small number of customers and the loss of any one of these customers could adversely affect our business, financial condition and results of operations.

For the fiscal years ended September 30, 2010, 2009 and 2008, our top five customers accounted for 44%, 43%, and 46%, respectively, of our total annual consolidated revenue.  There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers.  Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of our net revenues could continue to depend on sales to a limited number of customers.  Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement, and our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales to one or more of our larger customers could have a material adverse affect on our business, financial condition, and results of operations.

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

We do not obtain contracts or commitments from customers for all of our products manufactured with materials purchased under such firm commitment contracts. Instead, we rely on our long-term internal forecasts to determine the timing of our production schedules and the volume and mix of products to be manufactured. The level and timing of orders placed by customers may vary for many reasons. As a result, at any particular time, we may have insufficient or excess inventory, which could render us unable to fulfill customer orders or increase our cost of production.  This would place us at a competitive disadvantage, and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our operating results could be harmed if we are unable to obtain timely deliveries of sufficient components of acceptable quality from sole or limited sources of materials, components, or services, or if the prices of components for which we do not have alternative sources increase.

We currently obtain some materials, components, and services used in our products from limited or single sources.  We generally do not carry significant inventories of any raw materials. Because we often do not account for a significant part of our suppliers’ businesses, we may not have access to sufficient capacity from these suppliers in periods of high demand. In addition, since we generally do not have guaranteed supply arrangements with our suppliers, we risk serious disruption to our operations if an important supplier terminates product lines, changes business focus, or goes out of business. Because some of these suppliers are located overseas, we may be faced with higher costs of purchasing these materials if the U.S. dollar weakens against other currencies. If we were to change any of our limited or sole source suppliers, we would be required to re-qualify each new supplier. Re-qualification could prevent or delay product shipments that could materially adversely affect our results of operations. In addition, our reliance on these suppliers may materially adversely affect our production if the components vary in quality or quantity. If we are unable to obtain timely deliveries of sufficient components of acceptable quality or if the prices of components for which we do not have alternative sources increase, our business, financial condition, and results of operations could be materially adversely affected.

If our contract manufacturers fail to deliver qualified quality products at reasonable prices and on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

We have increased our use of contract manufacturers located outside of the U.S. as a less-expensive alternative to performing our own manufacturing of certain products.  Contract manufacturers in Asia currently manufacture a significant portion of our high-volume fiber optics products.  We supply inventory to our contract manufacturers and we bear the risk of loss, theft, or damage to our inventory while it is held in their facilities.

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

The use of contract manufacturers located outside of the U.S. also subjects us to the following additional risks that could significantly impair our ability to source our contract manufacturing requirements internationally, including:

-	unexpected changes in regulatory requirements;
-	legal uncertainties regarding liability, tariffs, and other trade barriers;
-	inadequate protection of intellectual property in some countries;
-	greater incidence of shipping delays;
-	greater difficulty in overseeing manufacturing operations;
-	greater difficulty in hiring talent needed to oversee manufacturing operations;
-	potential political and economic instability;
-	potential adverse actions by the U.S. government pursuant to its stated intention to reduce the loss of U.S. jobs; and
-
the outbreak of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (“SARS”), or the avian flu, which could result in travel restrictions or the closure of the facilities of our contract manufacturers.

Any of these factors could significantly impair our ability to source our contract manufacturing requirements internationally.

Prior to our customers accepting products manufactured at our contract manufacturers, they must re-qualify the product and manufacturing processes. The qualification process can be lengthy and expensive, with no guarantee that any particular product qualification process will lead to profitable product sales. The qualification process determines whether the product manufactured at our contract manufacturer achieves our customers’ quality, performance, and reliability standards. Our expectations as to the time periods required to qualify a product line and ship products in volumes to our customers may be erroneous. Delays in qualification can impair our expected timing of the transfer of a product line to our contract manufacturer and may impair our expected amount of sales of the affected products. Any of these uncertainties could materially adversely affect our operating results and customer relationships.

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

We cannot assure you that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely, cost effective or repeatable basis. Our future performance will depend on our successful development and introduction of, as well as market acceptance of, new and enhanced products that address market changes as well as current and potential customer requirements and our ability to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Because it is generally not possible to predict the amount of time required and the costs involved in achieving certain research, development and engineering objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. If we are unable to develop, manufacture, market, or support new or enhanced products successfully, or incur budget overruns or delays in our research and development efforts, our business, financial condition, and results of operations may be materially adversely affected.

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

We face substantial competition in each of our reporting segments from a number of companies, many of which have greater financial, marketing, manufacturing, and technical resources than we do. Larger-sized competitors often spend more on research and development, which could give those competitors an advantage in meeting customer demands and introducing technologically innovative products before we do. We expect that existing and new competitors will continue to improve the design of their existing products and will introduce new products with enhanced performance characteristics.

The introduction of new products and more efficient production of existing products by our competitors have resulted and are likely in the future to result in price reductions, increases in expenses, and reduced demand for our products.  In addition, some of our competitors may be willing to provide their products at lower prices, accept a lower profit margin, or spend more capital in order to obtain or retain business.  Competitive pressures have required us to reduce the prices of some of our products. These competitive forces could diminish our market share and gross margins, resulting in a material adverse affect on our business, financial condition, and results of operations.

New competitors may also enter our markets, including some of our current and potential customers who may attempt to integrate their operations by producing their own components and subsystems or acquiring one of our competitors, thereby reducing demand for our products.  In addition, rapid product development cycles, increasing price competition due to maturation of technologies, the emergence of new competitors in Asia with lower cost structures, and industry consolidation resulting in competitors with greater financial, marketing, and technical resources could result in lower prices or reduced demand for our products, which could have a material adverse effect on our business, financial condition, and results of operations.

Expected and actual introductions of new and enhanced products may cause our customers to defer or cancel orders for existing products and may cause our products to become obsolete. A slowdown in demand for existing products ahead of a new product introduction could result in a write-down in the value of inventory on hand related to existing products. We have in the past experienced a slowdown in demand for existing products and delays in new product development and such delays may occur in the future. To the extent customers defer or cancel orders for existing products due to a slowdown in demand or in anticipation of a new product release, or if there is any delay in development or introduction of our new products or enhancements of our products, our business, financial condition, and results of operations could be materially adversely affected.

Our products are difficult to manufacture.  Our production could be disrupted and our results could  suffer if our production yields are low as a result of manufacturing difficulties.

We manufacture many of our wafers and devices in our own production facilities. Difficulties in the production process, such as contamination, raw material quality issues, human error, or equipment failure, could cause a substantial percentage of wafers and devices to be nonfunctional. Lower-than-expected production yields may delay shipments or result in unexpected levels of warranty claims, either of which could materially adversely affect our results of operations. We have experienced difficulties in achieving planned yields in the past, particularly in pre-production and upon initial commencement of full production volumes, which have adversely affected our gross margins. Because the majority of our manufacturing costs are fixed, achieving planned production yields is critical to our results of operations. Also, we have substantial risk of interruption in manufacturing resulting from fire, natural disaster, equipment failures, or similar events, because we manufacture many of our products in a single facility, and do not have back-up facilities available for manufacturing these products.  We could also incur significant costs to repair and/or replace products that are defective and in some cases costly product redesigns and/or rework may be required to correct a defect.  Additionally, any defect could adversely affect our reputation and result in the loss of future orders.

Some of the capital equipment used in the manufacture of our products have been developed and made specifically for us, is not readily available from multiple vendors, and would be difficult to repair or replace if it were to become damaged or stop working. If any of these suppliers were to experience financial difficulties or go out of business, or if there were any damage to, or a breakdown of our manufacturing equipment at a time when we are manufacturing commercial quantities of our products, our business, financial condition, and results of operations could be materially adversely affected.

We are subject to warranty claims, product recalls, and product liability.

We may be subject to warranty or product liability claims that may lead to increased expenses in order to defend or settle such claims. Such warranty claims may arise in areas such as terrestrial solar components or systems where our operating experience is limited. We maintain product liability insurance, but such insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against any or all such claims. We may incur costs and expenses relating to a recall of one of our customers’ products containing one of our products. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers, and harm to our reputation.  Payments and expenses in connection with warranty and product liability claims could materially adversely affect our financial condition and results of operations.

We face lengthy sales and qualification cycles for our new products and, in many cases, must invest a substantial amount of time and money before we receive orders.

Most of our products are tested by current and potential customers to determine whether they meet customer or industry specifications. The length of the qualification process, which can span a year or more, varies substantially by product and customer and, thus, can cause our results of operations to be unpredictable. During a given qualification period, we invest significant resources and allocate substantial production capacity to manufacture these new products prior to any commitment to purchase by customers. In addition, it is difficult to obtain new customers during the qualification period as customers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources.  If we are unable to meet applicable specifications or do not receive sufficient orders to profitably use our allocated production capacity, our business, financial condition, and results of operations could be materially adversely affected.

Our historical and future budgets for operating expenses, capital expenditures, operating leases, and service contracts are based upon our assumptions as to the future market acceptance of our products. Because of the lengthy lead times required for product development and the changes in technology that typically occur while a product is being developed, it is difficult to accurately estimate customer demand for any given product. If our products do not achieve an adequate level of customer demand, our business, financial condition, and results of operations could be materially adversely affected.

Shifts in industry-wide demands and inventories could result in significant inventory write-downs.

The life cycles of some of our products depend heavily upon the life cycles of the end products into which our products are designed. Products with short life cycles require us to manage production and inventory levels closely. We evaluate our ending inventories on a quarterly basis for excess quantities, impairment of value, and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team, and management. If inventories on hand are in excess of demand, or if they are greater than 12-months old, appropriate reserves may be recorded. In addition, we write off inventories that are considered obsolete based upon changes in customer demand, manufacturing process changes that result in existing inventory obsolescence, or new product introductions, which eliminate demand for existing products. Remaining inventory balances are adjusted to approximate the lower of our manufacturing cost or market value.

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

Risks associated with the absence of long-term purchase commitments with our customers include the following:

-	our customers can stop purchasing our products at any time without penalty;
-	our customers may purchase products from our competitors; and,
-	our customers are not required to make minimum purchases.

These risks are increased by the fact that our customers in this market are large sophisticated companies which have considerable purchasing power and control over their suppliers. In the Fiber Optics market, we generally sell our products pursuant to individual purchase orders, which often have extremely short lead times.  If we are unable to fulfill these orders in a timely manner, it is likely that we will lose sales and customers.  In addition, we sell some of our products to the U.S. government and related entities.  These contracts are generally subject to termination for convenience provisions and may be cancelled at any time.
Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory.

In contrast, in our Photovoltaics reporting segment, we generally enter into long-term firm fixed-price contracts. While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. If the initial estimates we used to determine the contract price and the cost to perform the work prove to be incorrect, we could incur losses. In addition, some of our contracts have specific provisions relating to cost, schedule, and performance. If we fail to meet the terms specified in those contracts, then our cost to perform the work could increase or our price could be reduced, which would adversely affect our financial condition. These programs have risk for reach-forward losses if our estimated costs exceed our estimated price.

Fixed-price development work inherently has more uncertainty than production contracts and, therefore, more variability in estimates of the cost to complete the work. Many of these development programs have very complex designs. As technical or quality issues arise, we may experience schedule delays and adverse cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could adversely affect our financial condition. Some fixed-price development contracts include initial production units in their scope of work. Successful performance of these contracts depends on our ability to meet production specifications and delivery rates.  If we are unable to perform and deliver to contract requirements, our contract price could be reduced through the incorporation of liquidated damages, termination of the contract for default, or other financially significant consequences. Management uses its best judgment to estimate the cost to perform the work and the price we will eventually be paid on fixed-price development programs. While we believe the cost and price estimates incorporated in the financial statements are appropriate, future events could result in either favorable or unfavorable adjustments to those estimates.

The risk of fixed price contracts in the photovoltaics market is increased by the new and rapidly changing nature of the terrestrial photovoltaics market and the Company’s limited experience in that market.

We are a party to several U.S. government contracts, which are subject to unique risks.

We intend to continue our policy of selectively pursuing contract research, product development, and market development programs funded by various agencies of the U.S. federal and state governments to complement and enhance our own resources. Depending on the type of contract, funding from government grants is either recorded as revenue or as an offset to our research and development expense.

In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control.  We have had government contracts modified, curtailed or terminated in the past and we expect this will continue to happen from time to time.

The funding of U.S. government programs is subject to Congressional appropriations. Many of the U.S. government programs in which we participate may extend for several years; however, these programs are normally funded annually. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. The termination of funding for a U.S. government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse effect on our operations.

The U.S. government may modify, curtail, or terminate its contracts and subcontracts with us without prior notice, and at its convenience upon payment for work done and commitments made at the time of termination.  A reduction or discontinuance of these programs or of our participation in these programs would increase our research and development expenses, which would adversely affect our profitability and could impair our ability to develop our solar power products and services. Modification, curtailment, or termination of our major programs or contracts could have an adverse effect on our results of operations and financial condition.

Our contract costs are subject to audits by U.S. government agencies.  Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenue based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenue or profits upon completion and final negotiation of audits. If any audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, or prohibition from doing business with the U.S. government.  We have been audited in the past by the U.S. government and expect that we will be in the future.

Our business is subject to potential U.S. government review. We are sometimes subject to certain U.S. government reviews of our business practices due to our participation in government contracts. Any such inquiry or investigation could potentially result in an adverse effect on our results of operations and financial condition.

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

We have significant international sales, which expose us to additional risks and uncertainties

For the fiscal years ended September 30, 2010, 2009, and 2008, sales to customers located outside the U.S. accounted for approximately 40%, 38%, and 44%, respectively, of our total consolidated revenue, with revenue assigned to geographic regions based on our customers’ billing address. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenue as we seek international expansion opportunities. Because of this, the following international commercial risks may materially adversely affect our revenue:

-
political and economic instability or changes in U.S. government policy with respect to these foreign countries may inhibit export of our devices and limit potential customers’ access to U.S. dollars in a country or region in which those potential customers are located;

-	we may experience difficulties in the timeliness of collection of foreign accounts receivable and be forced to write off these receivables;

-	tariffs and other barriers may make our devices less cost competitive;

-	the laws of certain foreign countries may not adequately protect our trade secrets and intellectual property or may be burdensome to comply with;

-	potentially adverse tax consequences to our customers may damage our cost competitiveness;

-	currency fluctuations may make our products less cost competitive, affecting overseas demand for our products or otherwise adversely affecting our business; and

-	language and other cultural barriers may require us to expend additional resources competing in foreign markets or hinder our ability to effectively compete.

In addition, we may be exposed to additional legal risks under the laws of both the countries in which we operate and in the United States, including the Foreign Corrupt Practices Act.

We are increasing operations in China, which exposes us to risks inherent in doing business in China.

EMCORE Hong Kong, Ltd., a wholly owned subsidiary of EMCORE Corporation, has a manufacturing facility in Langfang, China. Our Chinese subsidiary, Langfang EMCORE Optoelectronics Co. Ltd., is located approximately 20 miles southeast of Beijing and currently occupies a space of 48,000 square feet with a Class-10,000 clean room for optoelectronic device packaging.  Another 40,000 square feet is available for future expansion.  We have begun the transfer of our most cost sensitive optoelectronic devices to this facility.  This facility, along with a strategic alignment with our existing contract-manufacturing partners, should enable us to improve our cost structure and gross margins across product lines. We expect to develop and provide improved service to our global customers by having a local presence in Asia.

Our China-based activities, including those of our Suncore joint venture, are subject to greater political, legal and economic risks than those faced by our other operations.  In particular, the political, legal, and economic climate in China (both at the national and regional levels) is extremely volatile and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, and other matters, which laws and regulations remain highly underdeveloped and subject to change for political or other reasons, with little or no prior notice. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain.  In addition, we may not obtain the requisite legal permits to continue to operate in China and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Our business could be materially harmed by any changes in the political, legal, or economic climate in China or the inability to enforce applicable Chinese laws and regulations.

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

The success of our Suncore joint venture will depend on our joint venture partner’s and our ability to complete the establishment of the joint venture entity in China and meet our financial and other obligations to the joint venture entity.  Any failure to complete the establishment and capitalization of the joint venture entity could impede or prevent us from successfully implementing our joint venture agreement.

Our agreement with San’an Optoelectronics Co., Ltd. for the creation of the Suncore joint venture in China provides for the joint venture parties to cooperate in completing the regulatory procedures necessary to establish the joint venture entity in China, to make capital contributions, and to provide other financial and technical support to the joint venture entity over the term of the agreement.  Any failure by us or our joint venture partner to meet these requirements could impede our ability to, or prevent us from, successfully implementing the joint venture agreement.  If we are not successful in implementing the joint venture agreement, we may be delayed in achieving our strategic goals associated with the joint venture, and our financial condition and results of operations may be materially and adversely affected.

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

Exports of our products are subject to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department.  For products subject to the Export Administration Regulations (“EAR”) administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination and the identity of the end user.  Virtually all exports of products subject to the International Traffic in Arms Regulations (“ITAR”) regulations administered by the Department of State’s Directorate of Defense Trade Controls require a license.  Most of our fiber optics products, terrestrial solar power products, and commercially available solar cell space power products are subject to EAR; however, only certain of our fiber optics products and solar cell space power products with an efficiency rating above 31% are currently subject to ITAR.

Given the current global political climate, obtaining export licenses can be difficult and time-consuming.  Failure to obtain export licenses for product shipments could significantly reduce our revenue and could materially adversely affect our business, financial condition, and results of operations. Compliance with U.S. government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on foreign competitors may adversely affect our competitive position.

Protecting our trade secrets and obtaining patent protection is critical to our ability to effectively compete.

Our success and competitive position depend on protecting our trade secrets and other intellectual property. Our strategy is to rely on trade secrets and patents to protect our manufacturing and sales processes and products. Reliance on trade secrets is only an effective business practice if trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. We take measures to protect our trade secrets, including executing non-disclosure agreements with our employees, customers, suppliers, and joint venture partners. If parties breach these agreements, the measures we take are not properly implemented, or if a competitor is able to reproduce or otherwise capitalize on our technology despite the safeguards we have in place, it may be difficult, expensive or impossible for us to obtain necessary legal protection. Disclosure of our trade secrets or reverse engineering of our proprietary products, processes, or devices could materially adversely affect our business, financial condition, and results of operations.

Our failure to obtain or maintain the right to use certain intellectual property may materially adversely affect our business, financial condition, and results of operations.

Our industries are characterized by frequent litigation regarding patent and other intellectual property rights. From time to time we have received, and may receive in the future; notice of claims of infringement of other parties’ proprietary rights and licensing offers to commercialize third party patent rights. There can be no assurance that:

-	infringement claims (or claims for indemnification resulting from infringement claims) will not be asserted against us or that such claims will not be successful;

-	future assertions will not result in an injunction against the sale of infringing products, which could significantly impair our business and results of operations;

-	any patent owned or licensed by us will not be invalidated, circumvented, or challenged; or

-	we will not be required to obtain licenses, the expense of which may adversely affect our results of operations and profitability.

In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign jurisdictions. Litigation, which could result in substantial cost and diversion of our resources, may be necessary to defend our rights or defend us against claimed infringement of the rights of others.  In certain circumstances, our intellectual property rights associated with government contracts may be limited.

Protection of the intellectual property owned or licensed to us may require us to initiate litigation, which can be an extremely expensive protracted procedure with an uncertain outcome.  The availability of financial resources may limit the Company’s ability to commence or defend such litigation.

We believe that the unfavorable ruling by the U.S. International Trade Commission (“ITC”) will have a negative impact on our POD Fiber Optics product line.  While the Company is currently working on qualifying a new product that we believe would not be subject to the ITC ruling, we have no assurance that the Company will be successful in this process.  Additionally, the time to qualify new products with customers can take up to several quarters, or longer.  See the Notes to the Consolidated Financial Statements, Footnote 14 – “Commitments and Contingencies – Avago-related Litigation” for additional disclosure regarding the ITC ruling.

Failure to comply with environmental and safety regulations, resulting in improper handling of hazardous raw materials used in our manufacturing processes or waste product generated there from, could result in costly remediation fees, penalties, or damages.

We are subject to laws and regulations and must obtain certain permits and licenses relating to the use of hazardous materials. Our production activities involve the use of certain hazardous raw materials, including, but not limited to, ammonia, gallium, phosphine, and arsine. If our control systems are unsuccessful in preventing a release of these materials into the environment or other adverse environmental conditions or human exposure occurs, we could experience interruptions in our operations and incur substantial remediation and other costs or liabilities.  In addition, certain foreign laws and regulations place restrictions on the concentration of certain hazardous materials, including, but not limited to, lead, mercury, and cadmium, in our products. Failure to comply with such laws and regulations could subject us to future liabilities or result in the limitation or suspension of the sale or production of our products. These regulations include the European Union’s (“EU”) Restrictions on Hazardous Substances and Directive on Waste Electrical and Electronic Equipment. Failure to comply with environmental and health and safety laws and regulations may limit our ability to export products to the EU and could materially adversely affect our business, financial condition, and results of operations. In addition, the Department of Homeland Security has commenced a program to evaluate the security of certain chemicals which may be of interest to terrorists, including chemicals utilized by the Company.  This evaluation may lead to regulations or restrictions affecting the Company’s ability to utilize these chemicals or the costs of doing so.

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

A failure to attract and retain managerial, technical, and other key personnel could reduce our revenue and our operational effectiveness.

Our future success depends, in part, on our ability to attract and retain certain key personnel, including scientific, operational, financial, and managerial personnel.  In addition, our technical personnel represent a significant asset and serve as the source of our technological and product innovations. The competition for attracting and retaining key employees (especially scientists, technical personnel, financial personnel, and senior managers and executives) is intense. Because of this competition for skilled employees, we may be unable to retain our existing personnel or attract additional qualified employees in the future. If we are unable to retain our skilled employees and attract additional qualified employees to the extent necessary to keep up with our business demands and changes, our business, financial condition, and results of operations may be materially adversely affected.  The risks involved in recruiting and retaining these key personnel may be increased by our lack of profitability, the volatility of our stock price, and the perceived affect of reductions in force and other cost reduction efforts which we have recently implemented.

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

We rely upon the capacity, reliability, and security of our information technology hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. We are constantly updating our information technology infrastructure. Any failure to manage, expand and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.

Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access, and other similar disruptions.  Our business is also subject to break-ins, sabotage, and intentional acts of vandalism by third parties as well as employees. Any system failure, accident, or security breach could result in disruptions to our operations. To the extent that any disruption or security breach results in a loss or damage to our data, or inappropriate disclosure of confidential information, it could harm our business.  In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

In addition, implementation of new software programs, including the implementation of an enterprise resource planning (“ERP”) program which the Company intends to install at one or more of the Company’s divisions during fiscal year 2011, may have adverse impact on the Company, including interruption of operations, loss of data, budget overruns and the consumption of management time and resources.

If we fail to remediate deficiencies in our current system of internal controls, we may not be able to accurately report our financial results or prevent fraud.  As a result, our business could be harmed and current and potential investors could lose confidence in our financial reporting, which could have a negative effect on the trading price of our equity securities.

The Company is subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. GAAP.  If we cannot provide reliable financial reports or prevent fraud, our brand, operating results, and the market value of our equity securities could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.

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

To increase our business and maintain our competitive position, we are in the process of creating a joint venture and may acquire other companies or engage in other joint ventures in the future. Acquisitions and joint ventures involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

-	insufficient experience with technologies and markets in which the acquired business is involved, which may be necessary to successfully operate and integrate the business;

-	problems integrating the acquired operations, personnel, technologies, or products with the existing business and products;

-	diversion of management time and attention from the core business to the acquired business or joint venture;

-	potential failure to retain key technical, management, sales, and other personnel of the acquired business or joint venture;

-	difficulties in retaining relationships with suppliers and customers of the acquired business, particularly where such customers or suppliers compete with us;

-	reliance upon joint ventures which we do not control;

-	subsequent impairment of the acquired assets, including intangible assets; and

-	assumption of liabilities including, but not limited to, lawsuits, tax examinations, warranty issues, etc.

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

We prepare our financial statements to conform to U.S. GAAP. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC, and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our consolidated reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.  For example, the Financial Accounting Standards Board issued authoritative guidance related to the consolidation of variable interest entities that may impact our accounting for future joint ventures or project companies. In the event that we are deemed the primary beneficiary of a variable interest entity, we may have to consolidate the assets, liabilities, and financial results of the joint venture. This could have an adverse impact on our financial position, gross margin, and operating results.  Also, the SEC issued its long-anticipated proposed International Financial Reporting Standards (“IFRS”) roadmap outlining milestones that, if achieved, could lead to mandatory transition to IFRS for U.S. domestic registrants starting in 2014. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company could be required to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS for U.S. domestic registrants. Management is currently assessing the impact that this potential change would have on the Company’s consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

Natural disasters or other catastrophic events could have a material adverse affect on our business.

Natural disasters, such as hurricanes, earthquakes, and fires, particularly in California or in New Mexico, could unfavorably affect our operations and financial performance.  Such events could result in physical damage to one or more of our facilities, the temporary closure of one or more of our facilities or those of our suppliers, the temporary lack of an adequate work force in a market, the temporary or long-term disruption in the supply of products from some local and overseas suppliers, the temporary disruption in the transport of goods from overseas, and delays in the delivery of goods. Public health issues, such as a potential H1N1 flu pandemic (swine flu), whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have an adverse impact on customer demand. As a result of any of these events, we may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition, and results of operations. These events could also reduce demand for our products or make it difficult or impossible to receive products from suppliers. Although we maintain business interruption insurance and other insurance intended to cover some or all of these risks, such insurance may be inadequate, whether because of coverage amount, policy limitations, the financial viability of the insurance companies issuing such policies, or other reasons.

ITEM 1B.  Unresolved Staff Comments

Not Applicable.

ITEM 2.  Properties

The following chart contains certain information regarding each of our principal facilities.

Location	Function	Approximate Square Footage	Term (in calendar year)

Albuquerque, New Mexico	Corporate Headquarters Manufacturing and research and development facilities for both photovoltaic and fiber optics products	165,000	Facilities are 100% owned by the Company. Certain land is leased, which expires in 2050

Alhambra, California	Manufacturing and research and development facilities for fiber optics products	75,000	Multiple leases, which expire in 2011 (1)

Newark, California	Research and development facilities for fiber optics products	55,000	Multiple leases, which expire in 2013 (1)

Langfang, China	Manufacturing facility for fiber optics products	48,000	Multiple leases, which expire in 2012 through 2013 (1)

Ivyland, Pennsylvania	Manufacturing and research and development facility for fiber optics products	9,000	Lease expires in 2011 (1)

Taipei City, Taiwan	Research and development facility for fiber optics products	7,000	Lease expires in 2013

Somerset, New Jersey	Research and development facility	5,000	Lease expires in 2012

Footnote
(1)	This lease has the option to be renewed by the Company, subject to inflation adjustments.

ITEM 3.  Legal Proceedings

In the Notes to the Consolidated Financial Statements, see Footnote 14 - Commitments and Contingencies for disclosures related to the Company’s legal proceedings.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

The Company’s common stock is traded on the NASDAQ Global Market and is quoted under the symbol "EMKR". The reported closing sale price of our common stock on January 7, 2011 was $1.23 per share. As of January 7, 2011, we had approximately 165 shareholders of record.  Many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, and we are unable to estimate the number of these shareholders.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest sales prices for the Company’s common stock on the NASDAQ Global Market during each quarter of the two most recent fiscal years.

High and Low Price Range of EMCORE’s common stock	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2010	$0.83 – $1.35	$0.95 – $1.31	$0.81 – $1.72	$0.71 – $1.07
Fiscal 2009	$0.76 – $5.50	$0.50 – $1.55	$0.72 – $1.75	$1.00 – $1.54

Dividend Policy

We have never declared or paid dividends on our common stock since the Company's formation. We currently do not intend to pay dividends on our common stock in the foreseeable future, so that we may reinvest any earnings in our business. The payment of dividends, if any, in the future is at the discretion of the Board of Directors.  Due to the Company’s credit facility signed in November 2010, the Company agreed to not issue any dividends until full payment is made on the outstanding credit facility.

Performance Graph

The following stock performance graph does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this stock performance graph by reference therein.

The following graph and table compares the cumulative total shareholders’ return on the Company’s common stock for the five-year period from September 30, 2005 through September 30, 2010 with the cumulative total return on the NASDAQ Stock Market Index, the NASDAQ Electronic Components Stocks Index (SIC Code 3674) and the NASDAQ Computer Stocks Index.  The comparison assumes $100 was invested on September 30, 2005 in the Company’s common stock.  The Company did not declare, nor did it pay, any dividends during the comparison period.

As of September 30,	2005	2006	2007	2008	2009	2010

EMCORE Corporation	$100.0	$96.73	$156.86	$80.72	$21.24	$13.09
NASDAQ Composite	$100.0	$106.22	$126.95	$96.41	$99.84	$112.47
NASDAQ Electronic Components	$100.0	$95.01	$114.47	$80.09	$86.57	$91.20
NASDAQ Computer	$100.0	$105.70	$129.44	$97.32	$112.17	$131.47

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

ITEM 6.  Selected Financial Data

The following selected consolidated financial data of the Company's five most recent fiscal years ended September 30, 2010 is qualified by reference to, and should be read in conjunction with, Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplementary Data under Item 8.  The information set forth below is not necessarily indicative of results for future operations.

Correction of Prior Period Financial Statements
During the third fiscal quarter ended June 30, 2010, management determined that approximately $2.5 million of excess and obsolete inventory reserves related to the Company’s Fiber Optics segment and $0.2 million of compensation expense should have been recorded in the quarter ended September 30, 2009.  Accordingly, the consolidated balance sheet as of September 30, 2009 was corrected to reduce inventory by $2.5 million, to increase accrued liabilities and other current liabilities by $0.2 million, followed by a corresponding decrease in shareholders’ equity of $2.7 million, from amounts previously reported in the financial information below.  The consolidated statement of operations for the quarter and year ended September 30, 2009 was corrected to increase both cost of revenues and gross loss by $2.5 million and increase both operating loss and net loss by $2.7 million, from amounts previously reported in the financial information below.  The impact from correcting prior period financial statements resulted in the reduction of cost of revenue of approximately $1.3 million and $0.3 million from amounts previously reported in the quarters ended December 31, 2009 and March 31, 2010, respectively which improved profitability in these reporting periods.  These corrections had no impact to net cash provided by (used in) operating activities or other subtotals as reported on the consolidated statements of cash flows for the years ended September 30, 2009 and 2010.  These corrections were not considered material to any previously reported financial statements and these corrections will be made to applicable prior period financial information in future filings with the SEC.

Selected Financial Data

Statements of Operations Data (in thousands, except income (loss) per share)	For the Fiscal Years Ended September 30,

	2010	2009	2008	2007	2006 (1)
Total revenue	$191,278	$176,356	$239,303	$169,606	$143,533
Gross (loss) profit	50,661	(6,310)	29,895	30,368	25,952
Operating loss	(21,426)	(140,966)	(75,281)	(57,456)	(34,150)
(Loss) income from continuing operations	(23,694)	(138,801)	(80,860)	(58,722)	45,039
Income from discontinued operations	-	-	-	-	9,884
Net (loss) income	(23,694)	(138,801)	(80,860)	(58,722)	54,923

Per share data:
(Loss) income from continuing operations:
Per basic share	$(0.28)	$(1.75)	$(1.20)	$(1.15)	$0.91
Per diluted share	$(0.28)	$(1.75)	$(1.20)	$(1.15)	$0.87

Balance Sheet Data (in thousands)	As of September 30,

	2010	2009	2008	2007	2006 (1)
Cash, cash equivalents, restricted cash, and current available-for-sale securities	$21,242	$16,899	$22,760	$41,226	$123,967
Working capital	34,891	34,725	79,234	63,204	129,683
Total assets	177,838	182,023	329,278	234,736	287,547
Long-term liabilities	562	104	-	84,981	84,516
Shareholders’ equity	113,432	123,931	253,722	98,157	149,399

(1)
In August 2006, the Company sold its Electronic Materials & Device (EMD) division to IQE plc (IQE) for $16 million.  The results of operations of the EMD division have been reclassified to discontinued operations for the fiscal year ended September 30, 2006.  In August 2006, the Company also sold its 49% membership interest in GELcore, LLC for $100.0 million to General Electric Corporation, which prior to the transaction owned the remaining 51% membership interest in GELcore.  The Company recorded a net gain of $88.0 million, before tax, on the sale of GELcore, after netting the Company’s investment in this joint venture of $10.8 million and transaction expenses of $1.2 million.

Significant transactions that affect the comparability of the Company’s operating results and financial condition include:

Fiscal 2010:

-	In June 2010, the Company recorded a $2.4 million reserve on accounts receivable related to a solar power system contract that management had uncertainty with respect to its total collectability.

-
In June 2010, the Company incurred a one-time non-recurring $2.8 million charge associated with a termination fee on the Company’s previously announced joint venture with Tangshan Caofeidian Investment Corporation.

-
Throughout the year, the Company incurred $4.7 million related to legal expenses associated with certain patent and other litigation, all of which was recorded as sales, general, and administrative expense.

Fiscal 2009:

-	In December 2008, the Company recorded non-cash impairment charges totaling $33.8 million related to goodwill and intangible assets in the Fiber Optics segment.

-	In January 2009, the Company sold its remaining interest in Entech Solar Inc (formerly WorldWater and Solar Technologies Corporation) for a gain of $3.1 million.

-	In June 2009, the Company recorded a non-cash impairment charge totaling $27.0 million related to long-lived assets in the Fiber Optics segment.

-	Throughout the year, the Company incurred the following significant expenses within operations:

-	Additional inventory provisions related to excess, obsolete, and lower of cost or market valuation adjustments totaling $16.1 million;
-	Provisions for losses on firm purchase agreements totaling $8.5 million; and,
-	Additional provisions for doubtful accounts totaling $5.1 million.

-
The Company incurred $2.0 million related to severance and restructuring charges and $5.6 million related to legal expenses associated with certain patent and other litigation, all of which was recorded as sales, general, and administrative expense.

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

-	In June and July 2008, the Company sold a portion of its investment in Entech Solar for a total gain of $7.4 million.

-	In September 2008, the Company recorded a non-cash impairment charge totaling $22.0 million related to goodwill in the Fiber Optics segment.

-	In September 2008, the Company recorded a $1.5 million non-cash impairment charge related to investments.

-	Throughout the year, the Company incurred the following significant expenses within operations:

-	Additional inventory provisions related to excess, obsolete, and lower of cost or market valuation adjustments totaling $9.6 million; and,
-	Additional provisions for doubtful accounts totaling $2.1 million.

-	Operating expenses also included $4.8 million related to transition service agreement charges associated with the fiber optics businesses acquired from Intel Corporation.

-	The Company incurred non-cash expense totaling $4.3 million associated with the modification of stock options issued to terminated employees.

Fiscal 2007:

-	In November 2006, the Company invested $13.1 million in Entech Solar Inc. in return for convertible preferred stock and warrants.

-
In April 2007, the Company modified its convertible subordinated notes.  The interest rate was increased from 5% to 5.5% and the conversion price was decreased from $8.06 to $7.01.  The Company also repurchased $11.4 million of outstanding notes to reduce interest expense and share dilution.

-	In April 2007, the Company acquired privately-held Opticomm Corporation for $4.1 million in cash.

-	Throughout the year, the Company incurred the following significant expenses within operations:

-	$10.6 million related to our review of historical stock option granting practices;
-	$6.1 million related to non-recurring corporate legal expenses; and,
-	$2.8 million related to severance charges associated with facility closures and consolidation of operations.

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

-
In August 2006, the Company sold its Electronic Materials & Device (EMD) division to IQE plc (IQE) for $16.0 million. The net gain associated with the sale of the EMD business was approximately $7.6 million, net of tax of $0.5 million.  The results of operations of the EMD division have been reclassified to discontinued operations for all periods presented.

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

-	The Company recorded approximately $2.2 million of non-cash impairment charges on goodwill and intellectual property associated with the June 2004 acquisition of Corona Optical Systems.

-	Operating expense included $1.3 million related to our review of historical stock option granting practices.

-	Other expense included a charge of $0.5 million associated with the write-down of the Archcom investment.

-	The Company recognized a provision for income taxes of $1.9 million from continuing operations for the fiscal year ended September 30, 2006.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We offer a broad portfolio of compound semiconductor-based products for the broadband, fiber optics, space, and solar power markets.  We were established in 1984 as a New Jersey corporation and we have two reporting segments: Fiber Optics and Photovoltaics.  Our Fiber Optics segment offers optical components, subsystems, and systems for high-speed data and telecommunications, cable television (“CATV”), and fiber-to-the-premises (“FTTP”) networks.  Our Photovoltaics segment provides products for both space and terrestrial applications.  For space applications, we offer high-efficiency gallium arsenide (“GaAs”) multi-junction solar cells, covered interconnected cells (“CICs”), and solar panels.  For terrestrial applications, we offer concentrating photovoltaic (“CPV”) power systems for commercial and utility scale solar applications as well as GaAs solar cells and integrated CPV components for use in other solar power concentrator systems.  Our headquarters and principal executive offices are located at 10420 Research Road, SE, Albuquerque, New Mexico, 87123, and our main telephone number is (505) 332-5000.  For more information about our Company, please visit our website at http://www.emcore.com.

Management Summary

During fiscal 2010, we implemented a series of measures intended to align the Company’s cost structure with its revenue forecasts.  We continue to evaluate similar measures and, in fiscal 2011, will continue to remain focused on cash flow while assessing a range of strategic options for the purpose of maximizing shareholder value, including joint-venture business opportunities and the potential sale of certain assets.

Revenue for the fiscal year ended September 30, 2010 was $191.3 million, an increase of $14.9 million, or 9%, from $176.4 million reported in the prior year.  Consolidated gross profit was $50.7 million, an improvement of $57.0 million, from a gross loss of $6.3 million reported in the prior year.  Consolidated gross margin was 26.5% versus the negative 3.6% gross margin reported in the prior year.  The consolidated net loss was $23.7 million, an improvement of $115.1 million, or 83%, from a net loss of $138.8 million reported in the prior year.  In fiscal 2009, the Company incurred significant expenses related to excess and obsolete inventory charges, provision for bad debts, and impairment of intangible assets.  The net loss per share in fiscal 2010 was $0.28 per share, representing an improvement of $1.47 per share, from the $1.75 net loss per share reported in the prior year.

As of September 30, 2010, cash and cash equivalents was approximately $19.9 million and working capital totaled $34.9 million.  For the fiscal year ended September 30, 2010, the Company generated $3.4 million in cash from operations compared with a consumption of $29.6 million of cash in the prior year.  The improvement in cash flow was due primarily to improved operating performance and working capital management, as well as an increase in customer deposits and advanced payments when compared to the prior year.

With respect to measures taken to improve liquidity, in November 2010, the Company entered into a three-year $35 million asset-backed revolving credit facility with Wells Fargo Bank, which can be used for working capital, letters of credit, and other general corporate purposes.  The credit facility is secured by substantially all of the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable and inventory accounts, which is in the process of being finalized.   The Company expects at least 40% of the total amount of credit under the Loan Agreement to be available for use based on the borrowing base formula during fiscal year 2011.

The credit facility contains customary representations and warranties, affirmative, and negative covenants and certain events of default, including a subjective acceleration clause.  Under this clause, Wells Fargo may declare an event of default if it believes in good faith that the Company’s ability to pay all or any portion of its indebtedness with Wells Fargo or to perform any of its material obligations under the credit facility has been impaired, or if it believes in good faith that there has been a material adverse change in the business or financial condition of the Company.  If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the credit facility, cease making advances under the credit facility or take possession of the Company’s assets that secure its obligations under the credit facility.  The Company does not anticipate at this time any change in the business or financial condition of the Company that could be deemed a material adverse change by Wells Fargo.

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from operations and amounts expected to be available under our revolving credit facility with Wells Fargo Bank will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.

Strategic Plan

Over the past several years, the Company has engaged in the design and deployment of concentrating photovoltaic (CPV) systems for commercial and utility-scale solar power applications.  We believe that our current Gen-III CPV system design is superior in performance and is competitive in cost to silicon solar power modules when deployed in regions with high solar irradiance.  We also believe that our CPV systems business has a potential to generate significant revenue growth for the Company.

Our CPV systems business will require a substantial amount of capital to establish a high-volume, low-cost manufacturing infrastructure and to fund working capital needs as this business develops.  As a result, the Company has pursued several strategic opportunities towards separating the Company’s Photovoltaics and Fiber Optics businesses to raise capital for our CPV systems business.  Additionally, the Company has also been pursuing strategies specifically related to the CPV systems business.

On July 30, 2010, the Company entered into an agreement for the establishment and operation of a joint venture (the “JV Agreement”) with San’an Optoelectronics Co., Ltd. (“San’an”) for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under technology licensing from the Company.

The JV Agreement provides for the parties to form Suncore Photovoltaics Co., Ltd., a limited liability company (“Suncore”), under the laws of the People’s Republic of China.  The registered capital of Suncore is $30 million, among which, San’an will contribute $18 million in cash, accounting for sixty percent (60%) of the registered capital of Suncore, and the Company will contribute $12 million in cash, accounting for forty percent (40%) of the registered capital of Suncore.  The establishment of the Suncore entity is subject to Chinese regional government approval on various items required for business registration which is expected to be completed in early 2011.  The Chairman of San’an will serve as the Chairman of Suncore and Dr. Charlie Wang, Senior Vice President of EMCORE Corporation, will serve as the General Manager of Suncore. All operational activities and business for CPV receivers, modules, and systems currently residing at both San’an and EMCORE's Langfang, China manufacturing facilities will eventually be transferred to Suncore.  In conjunction with the formation of this joint venture, the Company has agreed to grant Suncore an exclusive license to manufacture EMCORE's current and future improved CPV receivers, modules and systems in China for terrestrial solar power applications.

Concurrently with the execution of the JV Agreement, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with an affiliate of San’an.  Pursuant to the Cooperation Agreement, the Company, or a designated affiliate of the Company, will receive an aggregate $8.5 million in consulting fees (the “Consulting Fees”), following the establishment of Suncore, in exchange for a technology license and related support and strategic consulting services to Suncore. The Company intends to use the Consulting Fees to fund most of its capital contribution requirements to Suncore.  Pursuant to the Cooperation Agreement, the San’an affiliate will provide Suncore with working capital financing in the form of loans and/or guarantees.

On December 4, 2010, the Company entered into an Investment and Cooperation Agreement (the “Agreement”) with San’an and the Huainan Municipal Government (“Huainan”) in China.  The Agreement provides for Suncore’s primary engineering, manufacturing, and distribution operations for CPV components and systems to be established in the Economic and Technology Development Zone of Huainan City in exchange for subsidies and favorable tax and other incentives to be provided by Huainan.  The Agreement contemplates the development of a total of 1,000 megawatts of manufacturing capacity in Huainan over the next five years, with 200 megawatts to be in place by the end of 2011, an additional 300 megawatts by the end of 2013, and the remaining 500 megawatts by the end of 2015.

Under the terms of the Agreement, Huainan has committed to providing subsidies that include: reimbursement of fees and taxes related to the acquisition of an approximately 263-acre site on which the facility is to be constructed; reimbursement of 100% of the local portion of the business, value added and income taxes incurred during the first five years of Suncore’s production activities and 50% of the amount of those taxes during the subsequent five years; reimbursement of certain administrative and utility charges within the Huainan City Economic and Technology Development Zone; cash  rebates to Suncore of RMB 1.4 (approximately US$0.21) for every watt of the first 1,000  megawatts of CPV systems manufactured in Huainan and sold in China; and a cash subsidy of RMB 500 million (approximately U.S. $75 million) that may be used solely for the purchase of capital equipment for the development of Suncore’s operations in Huainan.  In the event the RMB 500 million cash subsidy is used for any purpose other than as authorized under the Agreement, Suncore would be subject to a penalty payable to Huainan of twice the amount of the subsidy.

Under the terms of the Agreement, EMCORE and San’an agree to commence construction of the Suncore facility in Huainan within one month after the site for the facility is made available.  The Agreement was subject to and received approval from the shareholders of San’an on December 23, 2010.

The commitments from the Company, San’an, and its affiliate related to cash, working capital loans, and achievement of land and cash grants as well as, the various incentives and subsidies from Huainan city, should provide Suncore with adequate working capital to establish a new high volume, low-cost manufacturing facility for our CPV systems business.  As a result of this joint venture, the financial burden related to the launch of the Company’s new Gen-III CPV system design should be greatly reduced.

The Company expects the business outlook to remain positive for the Company’s Space Solar Power Generation and CATV product lines.  We expect these more mature and stable product lines to provide a solid foundation in order for the Company to invest in and pursue growth opportunities in the Terrestrial Solar Power and Telecom/Datacom Fiber Optics product lines. Therefore, for the near future, we expect to continue to own, operate, grow, and improve the operational results of both the Company’s Photovoltaics and Fiber Optics businesses.

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

A listing and description of the Company’s critical accounting policies includes:

Accounts Receivable. The Company regularly evaluates the collectability of its accounts receivable and maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligations to us. The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection. The Company classifies charges associated with the allowance for doubtful accounts as sales, general, and administrative expense. If the financial condition of our customers were to deteriorate, impacting their ability to pay us, additional allowances may be required.  In the Notes to the Consolidated Financial Statements, see Footnote 7 – Receivables for additional information.

Inventory.  Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor, and manufacturing overhead costs, which approximates weighted average cost.  The Company reserves against inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on the Company’s forecasted future revenue.  The charge related to inventory reserves is recorded as a cost of revenue.  The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence.  In most cases where the Company sells previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue.  The Company does not track the selling price of individual raw material components that have been previously written down or written off, since such raw material components usually are only a portion of the resultant finished products and related sales price.  The Company evaluates inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk.  The Company has incurred, and may in the future incur charges to write-down our inventory.  In the Notes to the Consolidated Financial Statements, see Footnote 8 – Inventory for additional information.

Goodwill.  Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed.  As required by ASC 350, Intangibles - Goodwill and Other, the Company evaluates its goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value.  Management has elected December 31st as the annual assessment date.  Circumstances that could trigger an interim impairment test include but are not limited to: a significant adverse change in the market value of the Company’s common stock, the business climate or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; and results of testing for recoverability of a significant asset group within a reporting unit.

In performing goodwill impairment testing, the Company determines the fair value of each reporting unit using a weighted combination of a market-based approach and a discounted cash flow (“DCF”) approach.  The market-based approach relies on values based on market multiples derived from comparable public companies. In applying the DCF approach, management forecasts cash flows over the remaining useful life of its primary asset using assumptions of current economic conditions and future expectations of earnings.  This analysis requires the exercise of significant judgment, including judgments about appropriate discount rates based on the assessment of risks inherent in the amount and timing of projected future cash flows.  The derived discount rate may fluctuate from period to period as it is based on external market conditions.  All of these assumptions are critical to the estimate and can change from period to period.  Updates to these assumptions in future periods, particularly changes in discount rates, could result in different results of goodwill impairment tests

As of December 31, 2009, the Company performed an annual impairment test on its goodwill of $20.4 million which relates to its Photovoltaics reporting unit.   The impairment testing indicated that no impairment existed.

As of September 30, 2010, the Company performed an interim impairment test on its goodwill due to revised operational and cash flow forecasts and a sustained decline in the Company’s market capitalization.  The impairment testing indicated that no impairment existed and that fair value exceeded carrying value by approximately 40%.

If there is further erosion of the Company’s market capitalization or the Photovoltaics reporting unit is unable to achieve its projected cash flows, management may be required to perform additional impairment tests.  The outcome of these additional tests may result in the Company recording goodwill impairment charges.  In the Notes to the Consolidated Financial Statements, see Footnote 10 – Goodwill for additional information.

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

The Company believes the carrying amount of its long-lived assets and intangible assets as of September 30, 2010 are recoverable.  If the Company is unable to achieve its projected cash flows, the Company may be required to perform impairment tests of its remaining long-lived assets and intangible assets.  The outcome of these tests may result in the Company recording impairment charges.  In the Notes to the Consolidated Financial Statements, see Footnote 9 - Property, Plant, and Equipment and Footnote 11 - Intangible Assets for additional information.

Revenue Recognition. Revenue is recognized upon shipment, provided persuasive evidence of a contract exists, the price is fixed, the product meets its specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. In those few instances where a given sale involves post shipment obligations, formal customer acceptance documents, or subjective rights of return, revenue is not recognized until all post-shipment conditions have been satisfied and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board (“FOB”) or free carrier alongside (“FCA”) shipping point, which means that the Company fulfills its delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the buyer bears all costs and risks of loss or damage to the goods from that point. In certain cases, the Company ships its products cost insurance and freight (“CIF”). Under this arrangement, revenue is recognized under FCA shipping point terms, but the Company pays (and bills the customer) for the cost of shipping and insurance to the customer's designated location. The Company accounts for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for its use and title and ownership have transferred to the customer. Revenue from time and material contracts is recognized at the contractual rates as labor hours and direct expenses are incurred.  The Company also generates service revenue from hardware repairs and calibrations that is recognized as revenue upon completion of the service.  Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

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

-
Government Research and Development Contracts – Research and development contract revenue represents reimbursement by various U.S. government entities, or their contractors, to aid in the development of new technology. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the U.S. government to practice the inventions for governmental purposes. The research and development contract funding may be based on a cost-plus, cost reimbursement, or a firm fixed price arrangement. The amount of funding under each research and development contract is determined based on cost estimates that include both direct and indirect costs. Cost-plus funding is determined based on actual costs plus a set margin. As the Company incurs costs under cost reimbursement type contracts, revenue is recorded. Contract costs include material, labor, special tooling and test equipment, subcontracting costs, as well as an allocation of indirect costs. A research and development contract is considered complete when all significant costs have been incurred, milestones have been reached, and any reporting obligations to the customer have been met.  Government contract revenue is primarily recognized as service revenue.

The Company also has certain cost-sharing research and development arrangements.  Under such arrangements in which the actual costs of performance are split between the U.S. government and the Company on a best efforts basis, no revenue is recorded and the Company’s research and development expense is reduced for the amount of the cost-sharing receipts.

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

Product Warranty Reserves. The Company provides its customers with limited rights of return for non-conforming shipments and warranty claims for certain products. In accordance with ASC 450, Contingencies, the Company makes estimates of product warranty expense using historical experience rates as a percentage of revenue and accrues estimated warranty expense as a cost of revenue.  The Company estimates the costs of its warranty obligations based on historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product issues. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, the Company may be required to record additional warranty reserves. Alternatively, if the Company provides more reserves than needed, the Company may reverse a portion of such provisions in future periods.  In the Notes to the Consolidated Financial Statements, see Footnote 12 - Accrued Expenses and Other Current Liabilities for additional information.

Stock-Based Compensation. The Company uses the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair value of stock-based awards in accordance with ASC 718, Compensation.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on the Company’s historical stock prices.  In the Notes to the Consolidated Financial Statements, see Footnote 4 - Equity for additional information.

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

Results of Operations

Correction of Prior Period Financial Statements
During the third fiscal quarter ended June 30, 2010, management determined that approximately $2.5 million of excess and obsolete inventory reserves related to the Company’s Fiber Optics segment and $0.2 million of compensation expense should have been recorded in the quarter ended September 30, 2009.  Accordingly, the consolidated balance sheet as of September 30, 2009 was corrected to reduce inventory by $2.5 million, to increase accrued liabilities and other current liabilities by $0.2 million, followed by a corresponding decrease in shareholders’ equity of $2.7 million, from amounts previously reported in the financial information below.  The consolidated statement of operations for the quarter and year ended September 30, 2009 was corrected to increase both cost of revenues and gross loss by $2.5 million and increase both operating loss and net loss by $2.7 million, from amounts previously reported in the financial information below.  The impact from correcting prior period financial statements resulted in the reduction of cost of revenue of approximately $1.3 million and $0.3 million from amounts previously reported in the quarters ended December 31, 2009 and March 31, 2010, respectively which improved profitability in these reporting periods.  These corrections had no impact to net cash provided by (used in) operating activities or other subtotals as reported on the consolidated statements of cash flows for the years ended September 30, 2009 and 2010.  These corrections were not considered material to any previously reported financial statements and these corrections will be made to applicable prior period financial information in future filings with the SEC.

The following table sets forth the Company’s consolidated statements of operations data expressed as a percentage of total revenue.

STATEMENT OF OPERATIONS DATA	For the Fiscal Years Ended September 30,
	2010	2009	2008

Revenue	100.0%	100.0%	100.0%
Cost of revenue	73.5	103.6	87.5

Gross (loss) profit	26.5	(3.6)	12.5

Operating expenses:
Selling, general, and administrative	22.3	26.4	18.2
Research and development	15.4	15.4	16.5
Impairments	-	34.5	9.3
Total operating expenses	37.7	76.3	44.0

Operating loss	(11.2)	(79.9)	(31.5)

Other (income) expense:
Interest income	-	-	(0.4)
Interest expense	0.2	0.3	0.7
Foreign exchange loss	0.5	0.1	0.3
Change in fair value of financial instruments	0.3	-	-
Cost of financing instruments	0.2	-	-
Gain from the sale of an unconsolidated affiliate	-	(1.8)	(3.1)
Impairment of investment	-	0.2	0.7
Loss from conversion of subordinated notes	-	-	1.9
Stock-based expense from tolled options	-	-	1.8
Loss on disposal of equipment	-	-	0.4
Total other (income) expense	1.2	(1.2)	2.3

Net loss	(12.4)%	(78.7)%	(33.8)%

Comparison of Fiscal Years Ended September 30, 2010 and 2009

Revenue:
Revenue for the fiscal year ended September 30, 2010 was $191.3 million, an increase of $14.9 million, or 9%, from $176.4 million reported in the prior year.

On a segment basis, revenue for the Fiber Optics segment was $121.7 million, an increase of $7.6 million, or 7%, from $114.1 million reported in the prior year.  When compared to the prior year, revenue from digital fiber optics products decreased 3% and revenue from broadband and specialty products increased 16%.  The Fiber Optics segment accounted for 64% of the Company's consolidated revenue in fiscal 2010 compared to 65% in the prior year.

Revenue for the Photovoltaics segment was $69.6 million, an increase of $7.3 million, or 12%, from $62.3 million reported in the prior year.  The increase in Photovoltaics revenue was primarily due to an increase in demand for the Company’s space solar power products.  The Photovoltaics segment accounted for 36% of the Company's consolidated revenue in fiscal 2010 compared to 35% in the prior year period.

Gross Profit:
Consolidated gross profit was $50.7 million, an improvement of $57.0 million, from a gross loss of $6.3 million reported in the prior year.  Consolidated gross margin was 26.5%, an improvement from the negative 3.6% gross margin reported in the prior year.  In fiscal 2010, the Company incurred excess and obsolescence inventory charges of $4.3 million.  In the prior year, the Company incurred excess and obsolescence inventory charges of $16.1 million and specific contract losses of $8.5 million.

On a segment basis, Fiber Optics gross margin was 23.1%, an improvement from the negative 13.0% gross margin reported in the prior year.  The improvement in Fiber Optics gross margin was due primarily to higher gross margins in the Company’s broadband, specialty, and digital fiber optics product lines, as well as, lower excess and obsolescence inventory charges when compared to the prior year.

Photovoltaics gross margin was 32.3%, an improvement from the 13.6% gross margin reported in the prior year.  The increase in Photovoltaics gross margin was primarily due to increased sales of higher margin space solar power products along with improved manufacturing yields on certain satellite solar panel contracts.

Operating Expenses:
Sales, general, and administrative expenses for the fiscal year ended September 30, 2010 totaled $42.5 million, a decrease of $4.3 million, or 9%, from $46.8 million reported in the prior year.  During fiscal 2010, the Company recorded a $2.4 million reserve on accounts receivable related to a solar power system contract that management had uncertainty with respect to its total collectability.  The Company also incurred a one-time non-recurring $2.8 million charge associated with a termination fee on the Company’s then-planned joint venture with Tangshan Caofeidian Investment Corporation and $4.7 million related to legal expenses associated with certain patent and other litigation.  In the prior year, sales, general, and administrative expenses included $5.1 million of additional provisions for bad debt, $5.6 million of patent litigation and other corporate-related legal expense, and $2.0 million related to severance and other restructuring charges.  As a percentage of revenue, sales, general, and administrative expenses were 22.3%, a decrease from 26.4% in the prior year.

Research and development expenses for the fiscal year ended September 30, 2010 totaled $29.5 million, an increase of $2.4 million, or 9%, from $27.1 million reported in the prior year. As a percentage of revenue, research and development expenses were slightly above 15% for both fiscal 2010 and 2009.

Impairment:  In the prior year, the Company performed its annual goodwill impairment test as of December 31, 2008 and, based on that analysis, determined that goodwill related to its Fiber Optics segment was fully impaired.  As a result, the Company recorded a non-cash impairment charge of $31.8 million in the first quarter of fiscal 2009 and the Company’s balance sheet no longer reflects any goodwill associated with its Fiber Optics segment.   Also during the first fiscal quarter of 2009, the Company recorded a $2.0 million non-cash impairment charge related to certain intangible assets acquired from Intel Corporation that were abandoned.  As of June 30, 2009, the Company performed an evaluation of its Fiber Optics segment asset group for impairment of long-lived assets.  The impairment test was triggered by a determination that it was more likely than not those certain long-lived assets would be sold or otherwise disposed of before the end of their previously estimated useful lives.  As a result of the evaluation, it was determined that an impairment existed, and a charge of $27.0 million was recorded to write down the long-lived assets to an estimated fair value which was determined based on future undiscounted cash flows.

Consolidated operating expenses for the fiscal year ended September 30, 2010 totaled $72.1 million, a decrease of $62.6 million, or 46%, from $134.7 million reported in the prior year, with the variance primarily due to the provisions and impairment charges incurred in the prior year, as discussed above.

Operating loss:
The consolidated operating loss was $21.4 million, an improvement of $119.6 million, or 85%, from an operating loss of $141.0 million reported in the prior year, with the variance primarily due to the provisions and impairment charges incurred in the prior year, as discussed above, as well as improved operating performance at the gross margin level.

Foreign exchange.
The Company recognizes gains and losses on foreign currency exchange primarily due to the Company’s operations in Spain, the Netherlands, and China.  A majority of the exchange loss in fiscal 2010 relates to the decline in value of the euro relative to the US dollar.

Change in fair value of financial instruments.
The warrants issued by the Company on October 1, 2009 were classified as a liability since the warrants met the classification requirements for liability accounting in accordance with ASC 815.  The Company expects an impact to the consolidated statement of operations when it records an adjustment to fair value of the warrants at the end of each quarterly reporting period going forward.  As of September 30, 2010, the fair value of the warrants was estimated to be $0.5 million.  In the Notes to the Consolidated Financial Statements, see Footnote 5 – Equity Facility for additional information related to warrant valuation.

Cost of financing instruments.
Costs incurred to enter into the Company’s equity line of credit facility were expensed as incurred.   On October 1, 2009, the Company recorded $0.2 million related to the issuance of 185,185 shares of common stock.  In March 2010, the Company initiated its first draw down under the Purchase Agreement and received $2.0 million from the sale of 1,870,042 shares of common stock; with the total discount to volume weighted average price calculated on a daily basis totaling $0.1 million, which was recorded as a non-operating expense within the consolidated statement of operations.  In the Notes to the Consolidated Financial Statements, see Footnote 5 – Equity Facility for additional information related to this equity line of credit.

Gain from the sale of an unconsolidated affiliate.
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

Impairment of investment.
In April 2008, the Company invested approximately $1.5 million in Lightron Corporation, a Korean company that is publicly traded on the Korean Stock Market.  The Company initially accounted for this investment as an available-for-sale security.  Due to the decline in the market value of this investment and the expectation of non-recovery of this investment beyond its current market value, the Company recorded a $0.5 million “other than temporary” impairment loss on this investment as of September 30, 2008 and another $0.4 million “other than temporary” impairment loss on this investment as of December 31, 2008.  During the quarter ended September 30, 2009, the Company sold its interest in Lightron Corporation, via several transactions, for a total of $0.5 million in cash.  The Company recorded a gain on the sale of this investment of approximately $21,000, after consideration of impairment charges recorded in previous periods, and the Company also recorded a foreign exchange loss of $0.1 million due to the conversion from Korean Won to U.S. dollars.

Net Loss:
The consolidated net loss was $23.7 million, an improvement of $115.1 million, or 83%, from $138.8 million net loss reported in the prior year, with the variance primarily due to the provisions and impairment charges discussed above as well as, improved operating performance at the gross margin level.   The net loss per share for the fiscal year ended September 30, 2010 was $0.28 per share, an improvement of $1.47 per share, from a net loss of $1.75 per share reported in the prior year.

Comparison of Fiscal Years Ended September 30, 2009 and 2008

Revenue:
Revenue for the fiscal year ended September 30, 2009 was $176.4 million, a decrease of $62.9 million, or 26%, from $239.3 million reported in the prior year.

On a segment basis, revenue for the Fiber Optics segment was $114.1 million, a decrease of $57.2 million, or 33%, from $171.3 million reported in the prior year.  The decrease in Fiber Optics revenue was primarily due to a drop in demand from our customers due to the very unfavorable macroeconomic environment as well as, continued pressure on selling prices as we competed to maintain or increase our market share positions.   The Fiber Optics segment accounted for 65% of the Company's consolidated revenue in fiscal 2009 compared to 72% in the prior year.

Revenue for the Photovoltaics segment was $62.3 million, a decrease of $5.7 million, or 9%, from $68.0 million reported in the prior year.  On a year-over-year basis, our space solar power product lines experienced an increase in revenue while our CPV terrestrial solar power product lines and government service contracts experienced a decrease in revenue. The Photovoltaics segment accounted for 35% of the Company's consolidated revenue in fiscal 2009 compared to 28% in the prior year.

Gross Profit / (Loss):
Consolidated gross loss was $6.3 million, a decrease of $36.2 million from $29.9 million in gross profit reported in the prior year.  Consolidated gross margin was negative 3.6% compared to a positive 12.5% gross margin reported in the prior year.  In fiscal 2009, the Company incurred excess and obsolescence inventory charges of $16.1 million and specific contract losses of $8.5 million.

On a segment basis, Fiber Optics gross margin was negative 13.0%, a decrease from a 20.7% gross margin reported in the prior year.  The decrease in Fiber Optics gross margin was primarily due to losses recorded on firm inventory purchase commitments, unabsorbed overhead expenses due to declining revenues, and inventory valuation write-downs.  In addition, the decrease was also caused by the Company’s efforts to monetize older-generation product inventory as it transitioned to newer lower cost and more competitive design platforms.

Photovoltaics gross margin was 13.6%, an increase from a negative 8.3% gross margin reported in the prior year.  The increase in Photovoltaics gross margin was primarily due to increased sales of higher margin space solar power products along with improved manufacturing yields on certain satellite solar panel contracts.

Operating Expenses:
Sales, general, and administrative expenses for the fiscal year ended September 30, 2009 totaled $46.8 million, an increase of $3.3 million, from $43.5 million reported in the prior year.  The overall increase of sales, general, and administrative expenses was primarily due to legal, consulting expenses, restructuring expenses, and an increase in reserves for bad debts.  In fiscal 2009, sales, general, and administrative expenses included $5.1 million of additional provisions for bad debt, $5.6 million of patent litigation and other corporate-related legal expense, and $2.0 million related to severance and other restructuring charges.  As a percentage of revenue, sales, general, and administrative expenses were 26.4%, an increase from 18.2% in the prior year.

Research and development expenses for the fiscal year ended September 30, 2009 totaled $27.1 million, a decrease of $12.4 million, or 31%, from $39.5 million reported in the same period last year. As a percentage of revenue, research and development expenses were 15.4%, a decrease from 16.5% in the prior year.

Impairments:
Fiscal 2008:  As a result of the financial liquidity crisis, economic recession, reductions to internal revenue forecasts, changes to internal operating forecasts, and a drastic reduction in the Company’s market capitalization, the Company performed an analysis to determine if there was an indication of impairment of goodwill. As a result of this analysis, the Company determined that the goodwill related to our Fiber Optics segment asset group was impaired. As a result, the Company recorded an estimated impairment charge of $22.0 million during the quarter ended September 30, 2008.

Fiscal 2009:  The Company performed its annual goodwill impairment test as of December 31, 2008 and, based on that analysis, determined that goodwill related to its Fiber Optics segment was fully impaired.  As a result, the Company recorded a non-cash impairment charge of $31.8 million in the first quarter of fiscal 2009 and the Company’s balance sheet no longer reflects any goodwill associated with its Fiber Optics segment.   Also during the first fiscal quarter of 2009, the Company recorded a $2.0 million non-cash impairment charge related to certain intangible assets acquired from Intel Corporation that were abandoned.  As of June 30, 2009, the Company performed an evaluation of its Fiber Optics segment asset group for impairment of long-lived assets.  The impairment test was triggered by a determination that it was more likely than not those certain assets would be sold or otherwise disposed of before the end of their previously estimated useful lives.  As a result of the evaluation, it was determined that an impairment existed, and a charge of $27.0 million was recorded to write down the long-lived assets to an estimated fair value which was determined based on future undiscounted cash flows.

Consolidated operating expenses for the fiscal year ended September 30, 2009 totaled $134.7 million, an increase of $29.5 million from $105.2 million reported in the prior year, with the variance primarily due to the provisions and impairment charges incurred, as discussed above.

Operating loss:
The consolidated operating loss was $141.0 million, an increase of $65.7 million, from an operating loss of $75.3 million reported in the prior year, with the variance primarily due to the provisions and impairment charges incurred, as discussed above.

Gain from the sale of an unconsolidated affiliate.
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

Loss from Conversion of Subordinated Notes.
The Company recognized a loss totaling $4.7 million on the conversion of its outstanding 5.50% convertible subordinated notes to equity of which $3.5 million was related to an incentive cash payment and $1.2 million was related to the accelerated write-off of capitalized finance charges associated with the convertible notes.  In the Notes to the Consolidated Financial Statements, see Footnote 13 – Debt for additional information.

Stock-based expense from tolled options.
During the three months ended December 31, 2007, the Company incurred a non-cash expense of $4.4 million associated with the modification of stock options issued to terminated employees which was calculated using the Black-Scholes option valuation model.  For unexercised stock options that ultimately expired in January 2008, the liability was relieved with a gain of $0.1 million recorded in current earnings.  In the Notes to the Consolidated Financial Statements, see Footnote 4 – Equity for additional information.

Net Loss:
The consolidated net loss was $138.8 million, an increase of $57.9 million, from $80.9 million net loss reported in the prior year, with the variance primarily due to the provisions and impairment charges discussed above.   The net loss per share for the fiscal year ended September 30, 2009 was $1.75 per share, an increase of $0.55 per share, from a net loss of $1.20 per share reported in the prior year.

Liquidity and Capital Resources

As of September 30, 2010, cash and cash equivalents was approximately $19.9 million and working capital totaled $34.9 million.  For the fiscal year ended September 30, 2010, the Company generated $3.4 million in cash from operations compared with a consumption of $29.6 million of cash in the prior year.  The improvement in cash flow was due primarily to improved operating performance and working capital management, as well as an increase in customer deposits and advanced payments when compared to the prior year.

With respect to measures taken to improve liquidity, in November 2010, the Company entered into a three-year $35 million asset-backed revolving credit facility with Wells Fargo Bank, which can be used for working capital, letters of credit, and other general corporate purposes.  The credit facility is secured by substantially all of the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable and inventory accounts, which is in the process of being finalized.   The Company expects at least 40% of the total amount of credit under the Loan Agreement to be available for use based on the borrowing base formula during fiscal year 2011.

The credit facility contains customary representations and warranties, affirmative, and negative covenants and certain events of default, including a subjective acceleration clause.  Under this clause, Wells Fargo may declare an event of default if it believes in good faith that the Company’s ability to pay all or any portion of its indebtedness with Wells Fargo or to perform any of its material obligations under the credit facility has been impaired, or if it believes in good faith that there has been a material adverse change in the business or financial condition of the Company.  If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the credit facility, cease making advances under the credit facility or take possession of the Company’s assets that secure its obligations under the credit facility.  The Company does not anticipate at this time any change in the business or financial condition of the Company that could be deemed a material adverse change by Wells Fargo.

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from operations and amounts expected to be available under our revolving credit facility with Wells Fargo Bank will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.

However, in the event of unforeseen circumstances, unfavorable market or economic developments, unfavorable results from operations, or if Wells Fargo declares an event of default on the credit facility, the Company may have to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt, or selling certain product lines and/or portions of our business. There can be no guarantee that the Company will be able to raise additional funds on terms acceptable to us, or at all. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if the Company experiences negative operating results.  As a result of the delays in filing our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, we are currently ineligible to register our securities on Form S-3.  As a result it may be more difficult and costly for us to access the capital markets until we regain Form S-3 eligibility.  If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, and results of operations may be adversely affected.

Cash Flow

Cash Provided by (Used for) Operations

For the fiscal year ended September 30, 2010, net cash provided by operating activities was approximately $3.4 million, which represents an increase of $33.0 million from $29.6 million in cash used by operating activities for the fiscal year ended September 30, 2009, and an increase of $45.3 million from $41.9 million in cash used by operating activities for the fiscal year ended September 30, 2008.

For the fiscal year ended September 30, 2010, the $3.4 million cash provided by operating activities was primarily due to the Company’s improved operating performance offset by an increase in certain components of working capital of approximately $3.8 million.  The net increase in certain components of working capital was primarily due to a $3.3 million increase in accounts receivable, a $4.6 million increase in inventory, and a $0.9 million increase in other assets; slightly offset by an increase in accounts payable and accrued expenses of approximately $5.0 million.  Non-cash adjustments used to reconcile net loss to net cash provided by operating activities included $12.3 million related to depreciation and amortization expense, $8.8 million related to stock-based compensation expense, $4.3 million related to provisions for inventory reserves, $2.2 million related to provisions for doubtful accounts, $1.2 million related to provisions for product warranty, and $1.1 million related to compensatory stock issuances.

For the fiscal year ended September 30, 2009, the $29.6 million cash usage was primarily due to the Company’s net loss of $138.8 million and a net increase in certain components of working capital of approximately $5.5 million.  The net increase in certain components of working capital was primarily due to a $27.4 million decrease in accounts payable and a $12.5 million decrease in accrued expenses and other liabilities offset by a $16.0 million decrease in accounts receivable, a $16.8 million decrease in inventory, and a $1.6 million decrease in other assets. Non-cash adjustments used to reconcile net loss to net cash used in operating activities included $60.8 million of impairment related to goodwill, intangible assets, and plant and equipment within the Fiber Optics segment, $16.1 million related to provisions for inventory reserves, $16.1 million related to depreciation and amortization expense, $8.5 million related to provisions for losses on firm inventory commitments, $7.0 million related to stock-based compensation expense, $5.1 million related to provisions for doubtful accounts, $2.6 million related to provisions for product warranty, and $1.0 million related to compensatory stock issuances; slightly offset by a $3.1 million gain on the sale of an unconsolidated affiliate.

For the fiscal year ended September 30, 2008, the $41.9 million cash usage was primarily due to the Company’s net loss of $80.9 million and a net increase in certain components of working capital of approximately $22.6 million.  The net increase in certain components of working capital was primarily due to a $24.3 million increase in accounts receivable, an $11.9 million increase in inventory, a $4.5 million increase in other assets and a decrease of $11.7 million in accrued expenses and other current liabilities slightly offset by an increase in accounts payable of $29.6 million.  Non-cash adjustments used to reconcile net loss to net cash used in operating activities included $22.2 million in impairment of goodwill within the Fiber Optics segment, $13.6 million related to depreciation and amortization expense, $11.3 million related to stock-based compensation expense, $9.6 million related to provisions for inventory reserves, $4.5 million related to provisions for product warranty, $2.1 million related to provisions for doubtful accounts, $1.5 million related to impairment of an investment, $1.2 million related to a loss from the conversion of subordinated notes, $1.1 million related to a loss on the disposal of equipment; slightly offset by a $7.4 million gain on the sale of an unconsolidated affiliate.

Net Cash (Used in) Provided for Investing Activities

For the fiscal year ended September 30, 2010, net cash used in investing activities was $0.3 million, which represents a decrease of $13.6 million from $13.3 million in cash provided by investing activities for the fiscal year ended September 30, 2009, and an increase of $53.6 million from $53.9 million in cash used in investing activities for the fiscal year ended September 30, 2008.

For the fiscal year ended September 30, 2010, the $0.3 million in net cash used in investing activities was primarily due to $1.4 million related to capital expenditures and $0.6 million related to investment in patents; slightly offset by $1.3 million in proceeds from the sale of available-for-sale securities and $0.4 million related to the release of restricted cash.

For the fiscal year ended September 30, 2009, the $13.3 million in net cash provided by investing activities was primarily due to $11.0 million received from the sale of an unconsolidated affiliate, $2.7 million received from the sale of available-for-sale securities, and $0.7 million related to the release of restricted cash; slightly offset by $1.3 million related to capital expenditures.

For the fiscal year ended September 30, 2008, the $53.9 million in net cash used in investing activities was primarily due to $75.7 million paid to Intel Corporation for the purchase of certain fiber optics-related assets, $17.2 million in capital expenditures, $7.0 million related to the purchase of available-for-sale securities, and $1.5 million related to investments in an unconsolidated affiliate; slightly offset by $33.4 million received from the sale of available-for-sale securities, $13.1 million received from the sale of an unconsolidated affiliate, and $1.2 million received from an insurance recovery on equipment.

Net Cash Provided by Financing Activities

For the fiscal year ended September 30, 2010, net cash provided by financing activities totaled $2.4 million, which represents a decrease of $9.7 million from $12.1 million in cash provided by financing activities for the fiscal year ended September 30, 2009 and a decrease of $99.0 million from $101.4 million in cash provided by financing activities for the fiscal year ended September 30, 2008.

For the fiscal year ended September 30, 2010, the $2.4 million in net cash provided by financing activities consisted of
$2.0 million of net proceeds from the equity line of credit facility, $1.0 million of proceeds from the Company’s employee stock purchase plan; slightly offset by $0.6 million net payments on total short-term debt.

For the fiscal year ended September 30, 2009, the $12.1 million in net cash provided by financing activities consisted of $10.3 million in net borrowings under the Company’s credit facility, $0.8 million in other borrowings and $0.9 million in proceeds from the Company’s employee stock purchase plan.

For the fiscal year ended September 30, 2008, the $101.4 million in net cash provided by financing activities consisted of $93.6 million received from the sale of common stock and warrants, $7.0 million received from the exercise of employee stock options, and $0.7 million in proceeds from the Company’s employee stock purchase plan.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments over the next five years are summarized in the table below:

(in thousands)		For the Fiscal Years Ended September 30,
	Total	2011	2012 to 2013	2014 to 2015	2016 and later

Operating lease obligations	$6,478	$1,821	$1,882	$152	$2,623
Line of credit	10,573	10,573	-	-	-
Purchase obligations	27,706	27,618	81	7	-
Total contractual obligations and commitments	$44,757	$40,012	$1,963	$159	$2,623

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to the Company’s results of operations.

Operating leases
Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties.

Line of Credit
In September 2008, the Company entered into an asset-backed revolving credit facility with Bank of America, which was available for working capital, letters of credit, and other general corporate purposes.  As of September 30, 2010, the Company had a $10.6 million prime rate loan outstanding, with an interest rate of 8.25%, and approximately $2.1 million in outstanding standby letters of credit under this credit facility.  The Company completely paid off the outstanding loan on October 5, 2010 using cash on hand.  In the Notes to the Consolidated Financial Statements, see Footnote 13 – Debt and Footnote 22 – Subsequent Events for additional disclosures related to the Company’s credit facility.

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

On August 2, 2010, the Company received notice (the “Termination Notice”) from TCIC stating that the Purchase Agreement had been terminated by TCIC.  The Termination Notice states that the Purchase Agreement was terminated pursuant to the terms of the Share Purchase Agreement, which permits the Purchase Agreement to be terminated in the event certain export control licenses are not obtained within the timeframe permitted by the Purchase Agreement.  The Purchase Agreement provides for the Company to pay TCIC a termination fee of $2,775,000 in the event of a termination.  The Company accrued the termination fee as sales, general, and administrative expense during the three months ended June 30, 2010.  The parties are currently in discussions and negotiations regarding an alternative transaction between the parties which would not be subject to the same export control licenses and CFIUS review as the Purchase Agreement and the manner and the timing in which the termination fee will be paid.

Order Backlog

In Part 1 – Item 1 Business, see separate disclosure related to the Company’s order backlog by business segment.

Segment Data and Related Information

In the Notes to the Consolidated Financial Statements, see Footnote 16 for disclosures related to business segment revenue, geographic revenue, significant customers, and operating loss by business segment.

Recent Accounting Pronouncements

In the Notes to the Consolidated Financial Statements, see Footnote 3 for disclosures related to recent accounting pronouncements.

Departure of Executive Officers

On May 24, 2010, Dr. John Iannelli informed the Company that he was resigning as Chief Technology Officer effective June 4, 2010.  Also, Mr. Keith Kosco informed the Company that he was resigning as Chief Legal Officer effective June 4, 2010.

On July 23, 2010, Mr. John Markovich informed the Company of his intention to resign as Chief Financial Officer effective August 14, 2010.  Mr. Markovich left the Company to accept employment with another company.  Mr. Mark Weinswig was hired by the Company as Chief Financial Officer effective October 11, 2010.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EMCORE CORPORATION
Consolidated Statements of Operations
For the fiscal years ended September 30, 2010, 2009 and 2008
(in thousands, except loss per share)

	2010	2009	2008

Product revenue	$183,541	$168,300	$227,780
Service revenue	7,737	8,056	11,523
Total revenue	191,278	176,356	239,303

Cost of product revenue	134,210	176,413	203,164
Cost of service revenue	6,407	6,253	6,244
Total cost of revenue	140,617	182,666	209,408

Gross profit (loss)	50,661	(6,310)	29,895

Operating expenses:
Selling, general, and administrative	42,549	46,775	43,460
Research and development	29,538	27,100	39,483
Impairments	-	60,781	22,233
Total operating expenses	72,087	134,656	105,176

Operating loss	(21,426)	(140,966)	(75,281)

Other (income) expense:
Interest income	(24)	(84)	(862)
Interest expense	439	542	1,580
Foreign exchange loss	1,008	154	746
Change in fair value of financial instruments	475	-	-
Cost of financing instruments	370	-	-
Gain from the sale of an unconsolidated affiliate	-	(3,144)	(7,384)
Impairment of investment	-	367	1,461
Loss from conversion of subordinated notes	-	-	4,658
Stock-based expense from tolled options	-	-	4,316
Loss on disposal of equipment	-	-	1,064

Total other expense (income)	2,268	(2,165)	5,579

Net loss	$(23,694)	$(138,801)	$(80,860)

Per share data:
Net loss per basic and diluted share	$(0.28)	$(1.75)	$(1.20)

Weighted-average number of basic and diluted shares outstanding	83,166	79,140	67,568

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Balance Sheets
As of September 30, 2010 and 2009
(in thousands)

	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$19,944	$14,028
Restricted cash	1,298	1,521
Available-for-sale securities	-	1,350
Accounts receivable, net of allowance of $8,399 and $7,125, respectively	40,125	39,417
Inventory	32,056	31,685
Prepaid expenses and other current assets	5,312	4,712

Total current assets	98,735	92,713

Property, plant, and equipment, net	46,990	55,028
Goodwill	20,384	20,384
Other intangible assets, net	10,738	12,982
Long-term restricted cash	-	163
Other non-current assets, net	991	753

Total assets	$177,838	$182,023

LIABILITIES and SHAREHOLDERS’ EQUITY

Current liabilities:
Borrowings from credit facility	$10,573	$10,332
Short-term debt	-	842
Accounts payable	26,156	24,931
Accrued expenses and other current liabilities	27,115	21,883

Total current liabilities	63,844	57,988

Warrant liability	475	-
Other long-term liabilities	87	104

Total liabilities	64,406	58,092

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized; no shares outstanding		-
Common stock, no par value, 200,000 shares authorized;
85,346 shares issued and 85,187 shares outstanding as of September 30, 2010
80,982 shares issued and 80,823 shares outstanding as of September 30, 2009	701,997	688,844
Accumulated deficit	(587,259)	(563,565)
Accumulated other comprehensive income	777	735
Treasury stock, at cost; 159 shares as of September 30, 2010 and 2009	(2,083)	(2,083)
Total shareholders’ equity	113,432	123,931

Total liabilities and shareholders’ equity	$177,838	$182,023

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Shareholders’ Equity and Comprehensive Loss
For the fiscal years ended September 30, 2010, 2009 and 2008
(in thousands)

	Shares of Common Stock	Value of Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity

Balance as of September 30, 2007	51,049	$443,835	$(343,578)	$(17)	$(2,083)	$98,157

Net loss			(80,860)			(80,860)
Translation adjustment				566		566
Comprehensive loss	-	-	(80,860)	566	-	(80,294)

Stock-based compensation	-	11,278				11,278
Stock option exercises	1,659	7,047				7,047
Compensatory stock issuances	178	1,282				1,282
Conversion of subordinated notes	12,187	85,429				85,429
Issuance of common stock from private placement transaction	8,000	93,647				93,647
Issuance of common stock for Intel acquisitions	4,422	36,085				36,085
Issuance of common stock for acquisition of Opticomm	145	707				707
Issuance of common stock - ESPP	121	679				679
Proceeds from Section 16 officer	-	31				31
Cumulative adjustment related to the implementation of a new accounting standard related to income taxes (ASC 740)			(326)			(326)

Balance as of September 30, 2008	77,761	$680,020	$(424,764)	$549	$(2,083)	$253,722

Net loss			(138,801)			(138,801)
Translation adjustment				186		186
Comprehensive loss	-	-	(138,801)	186	-	(138,615)

Stock-based compensation	-	7,017				7,017
Stock option exercises	11	32				32
Compensatory stock issuances	756	841				841
Issuance of common stock - ESPP	995	894				894
Issuance of common stock for acquisitions	1,300	-				-
Costs incurred related to issuance of equity line of credit facility		40				40

Balance as of September 30, 2009	80,823	$688,844	$(563,565)	$735	$(2,083)	$123,931

Net loss			(23,694)			(23,694)
Translation adjustment				42		42
Comprehensive loss	-	-	(23,694)	42	-	(23,652)

Stock-based compensation	-	8,771				8,771
Stock option exercises	2	1				1
Compensatory stock issuances	1,105	1,089				1,089
Issuance of common stock - ESPP	1,202	990				990
Issuance of common stock related toequity line of credit facility	2,055	2,302				2,302

Balance as of September 30, 2010	85,187	$701,997	$(587,259)	$777	$(2,083)	$113,432

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the fiscal years ended September 30, 2010, 2009 and 2008
(in thousands)

	2010	2009	2008
Cash flows from operating activities:

Net loss	$(23,694)	$(138,801)	$(80,860)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairments	-	60,781	22,233
Depreciation and amortization expense	12,288	16,082	13,617
Stock-based compensation expense	8,771	7,017	11,278
Provision for inventory reserves	4,260	16,108	9,597
Provision for doubtful accounts	2,238	5,065	2,126
Provision for product warranty	1,220	2,578	4,479
Compensatory stock issuances	1,089	1,037	1,282
Change in fair value of financial instruments	475	-	-
Cost of financing instruments	322	-	-
Provision for losses on firm commitments	185	8,515	-
Loss on disposal of equipment	89	367	1,064
Impairment of investment	-	367	1,461
Gain from the sale of an unconsolidated affiliate	-	(3,144)	(7,384)
Loss from conversion of subordinated notes	-	-	1,169
Reduction of note receivable due for services received	-	-	520
Accretion of loss from convertible subordinated notes	-	-	41
Total non-cash adjustments	30,937	114,773	61,483

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,309)	15,967	(24,296)
Related party receivable	-	-	332
Inventory	(4,621)	16,849	(11,904)
Other assets	(904)	1,582	(4,542)
Accounts payable	1,229	(27,428)	29,581
Accrued expenses and other current liabilities	3,773	(12,504)	(11,736)
Total change in operating assets and liabilities	(3,832)	(5,534)	(22,565)

Net cash provided by (used in) operating activities	3,411	(29,562)	(41,942)

Cash flows from investing activities:

Proceeds from the sale of available-for-sale securities	1,350	2,729	33,392
Release (use) of restricted cash	386	738	(316)
Purchase of plant and equipment	(1,403)	(1,323)	(17,238)
Investment in patents	(649)	-	-
Proceeds from the sale of an unconsolidated affiliate	-	11,017	13,080
Proceeds from disposals of equipment	-	106	162
Proceeds from insurance recovery on equipment	-	-	1,189
Purchase of businesses	-	-	(75,707)
Purchase of available-for-sale securities	-	-	(7,000)
Investments in unconsolidated affiliates	-	-	(1,503)
Proceeds from employee notes receivable	-	-	-
Proceeds from notes receivable	-	-	-

Net cash (used in) provided by investing activities	$(316)	$13,267	$(53,941)

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the fiscal years ended September 30, 2010, 2009 and 2008
(in thousands)

(Continued from previous page)
	2010	2009	2008
Cash flows from financing activities:
Net proceeds from equity line of credit facility	$1,980	$-	$-
Proceeds from employee stock purchase plan	990	894	679
Net proceeds from borrowings from credit facility	241	10,332	-
Proceeds from exercise of employee stock options	1	32	7,047
Net (payments on) proceeds from borrowings on short-term debt	(842)	842	-
Payments on capital lease obligations	(5)	-	(11)
Proceeds from private placement, net of issuance costs	-	-	93,647
Proceeds from senior management related to common stock	-	-	31

Net cash provided by financing activities	2,365	12,100	101,393

Effect of foreign currency	456	(4)	566

Net increase (decrease) in cash and cash equivalents	5,916	(4,199)	6,076

Cash and cash equivalents at beginning of year	14,028	18,227	12,151

Cash and cash equivalents at end of year	$19,944	$14,028	$18,227

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$308	$582	$3,314

Cash paid during the period for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock related to equity line of credit facility	$228	$-	$-

Acquisition of equipment under capital leases	$-	$46	$-

Issuance of common stock for purchase of Opticomm Corporation	$-	$-	$707

Issuance of common stock for purchase of assets acquired from Intel Corporation	$-	$1,183	$36,085

Issuance of common stock for conversion of subordinated notes	$-	$-	$85,429

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1.  Description of Business

EMCORE Corporation and subsidiaries (the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the broadband, fiber optics, space, and solar power markets.  The Company was established in 1984 as a New Jersey corporation and has two reporting segments: Fiber Optics and Photovoltaics.  Our Fiber Optics segment offers optical components, subsystems, and systems for high-speed data and telecommunications, cable television (“CATV”), and fiber-to-the-premises (“FTTP”) networks.  Our Photovoltaics segment provides products for both space and terrestrial applications.  For space applications, we offer high-efficiency gallium arsenide (“GaAs”) multi-junction solar cells, covered interconnected cells (“CICs”), and solar panels.  For terrestrial applications, we offer concentrating photovoltaic (“CPV”) power systems for commercial and utility scale solar applications as well as GaAs solar cells and integrated CPV components for use in other solar power concentrator systems.

Liquidity and Capital Resources

As of September 30, 2010, cash and cash equivalents was approximately $19.9 million and working capital totaled $34.9 million.  For the fiscal year ended September 30, 2010, the Company generated $3.4 million in cash from operations compared with a consumption of $29.6 million of cash in the prior year.  The improvement in cash flow was due primarily to improved operating performance and working capital management, as well as an increase in customer deposits and advanced payments when compared to the prior year.

With respect to measures taken to improve liquidity, in November 2010, the Company entered into a three-year $35 million asset-backed revolving credit facility with Wells Fargo Bank, which can be used for working capital, letters of credit, and other general corporate purposes.  The credit facility is secured by substantially all of the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable and inventory accounts, which is in the process of being finalized.    The Company expects at least 40% of the total amount of credit under the Loan Agreement to be available for use based on the borrowing base formula during fiscal year 2011.

The credit facility contains customary representations and warranties, affirmative, and negative covenants and certain events of default, including a subjective acceleration clause.  Under this clause, Wells Fargo may declare an event of default if it believes in good faith that the Company’s ability to pay all or any portion of its indebtedness with Wells Fargo or to perform any of its material obligations under the credit facility has been impaired, or if it believes in good faith that there has been a material adverse change in the business or financial condition of the Company.  If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the credit facility, cease making advances under the credit facility or take possession of the Company’s assets that secure its obligations under the credit facility.  The Company does not anticipate at this time any change in the business or financial condition of the Company that could be deemed a material adverse change by Wells Fargo.

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from operations and amounts expected to be available under our revolving credit facility with Wells Fargo Bank will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.

However, in the event of unforeseen circumstances, unfavorable market or economic developments, unfavorable results from operations, or if Wells Fargo declares an event of default on the credit facility, the Company may have to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt, or selling certain product lines and/or portions of our business. There can be no guarantee that the Company will be able to raise additional funds on terms acceptable to us, or at all. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if the Company experiences negative operating results.  As a result of the delays in filing our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, we are currently ineligible to register our securities on Form S-3.  As a result it may be more difficult and costly for us to access the capital markets until we regain Form S-3 eligibility.  If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, and results of operations may be adversely affected.

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

The accounting estimates that require our most significant, difficult, and subjective judgments include:

-	the valuation of inventory, goodwill, intangible assets, warrants, and stock based compensation;
-	assessment of recovery of long-lived assets;
-	revenue recognition associated with the percentage of completion method; and,
-	the allowance for doubtful accounts and warranty accruals.

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

Concentration of Credit Risk. Financial instruments that may subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities, and accounts receivable.  The Company’s cash and cash equivalents and available-for-sale securities are held in safekeeping by certain large creditworthy financial institutions.  The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.  From time to time, the Company performs credit evaluations of its customers' financial condition and occasionally requests deposits or letters of credit in advance of shipping to its customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment patterns, bad debt write-off experience, and financial review of the customer.

Cash and Cash Equivalents. Cash and cash equivalents consists primarily of cash and occasionally highly liquid short-term investments with an original maturity of three months or less at the time of purchase.

Restricted Cash. Restricted cash represents interest-bearing investments in bank certificates of deposit or similar type money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties and bank controlled deposits on account.

Available-for-Sale Securities.  Investments in debt securities with remaining maturities in excess of three months, which are held for purposes of funding current operations, are classified as available-for-sale securities and reported at fair value in accordance with Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities.  As of September 30, 2009, the Company’s available-for-sale securities consisted of auction rate securities totaling $1.4 million.  During fiscal 2010, the Company settled its auction rate securities at 100% par value.

Accounts Receivable. The Company regularly evaluates the collectability of its accounts receivable and maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligations to us. The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection. The Company classifies charges associated with the allowance for doubtful accounts as a sales, general, and administrative expense. If the financial condition of our customers were to deteriorate, impacting their ability to pay us, additional allowances may be required.  See Footnote 7 – Receivables for additional information.

Inventory.  Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor, and manufacturing overhead costs, which approximates weighted average cost.  The Company reserves against inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on the Company’s forecasted future revenue.  The charge related to inventory reserves is recorded as a cost of revenue.  The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence.  In most cases where the Company sells previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue.  The Company does not track the selling price of individual raw material components that have been previously written down or written off, since such raw material components usually are only a portion of the resultant finished products and related sales price. The Company evaluates inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk.  The Company has incurred, and may in the future incur charges to write-down our inventory.  See Footnote 8 – Inventory for additional information.

Property, Plant, and Equipment.  Property, plant, and equipment are recorded at cost.  Plant and equipment are depreciated on a straight-line basis over the following estimated useful lives of the assets:

Estimated Useful Life

Buildings	-	forty	years
Leasehold improvements	-	five to seven	years
Machinery and equipment	-	five	years
Furniture and fixtures	-	five	years
Computer hardware and software	-	three to seven	years

Leasehold improvements are amortized over the lesser of the asset life or the life of the facility lease.  Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives of the related asset. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in the consolidated statement of operations.   See Footnote 9 - Property, Plant, and Equipment for additional information.

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

In performing goodwill impairment testing, the Company determines the fair value of each reporting unit using a weighted combination of a market-based approach and a discounted cash flow (“DCF”) approach.  The market-based approach relies on values based on market multiples derived from comparable public companies. In applying the DCF approach, management forecasts cash flows over the remaining useful life of its primary asset using assumptions of current economic conditions and future expectations of earnings.  This analysis requires the exercise of significant judgment, including judgments about appropriate discount rates based on the assessment of risks inherent in the amount and timing of projected future cash flows.  The derived discount rate may fluctuate from period to period as it is based on external market conditions.  All of these assumptions are critical to the estimate and can change from period to period.  Updates to these assumptions in future periods, particularly changes in discount rates, could result in different results of goodwill impairment tests.   See Footnote 10 - Goodwill for additional information.

Other Intangible Assets.   Our intangible assets consist primarily of intellectual property that has been internally developed or purchased.  Purchased intangible assets include existing core technology, trademarks and trade names, and customer contracts.  Intangible assets are amortized using the straight-line method over estimated useful lives ranging from one to fifteen years.  See Footnote 11 - Intangible Assets for additional information.

Valuation of Long-lived Assets.   Long-lived assets consist primarily of property, plant, and equipment and intangible assets.  Because most of the Company’s long-lived assets are subject to amortization, the Company reviews these assets for impairment in accordance with the provisions of ASC 360, Property, Plant, and Equipment.  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Our impairment testing of long-lived assets consists of determining whether the carrying amount of the long-lived asset (asset group) is recoverable, in other words, whether the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group) exceeds its carrying amount.   The determination of the existence of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets.  In making this determination, the Company uses certain assumptions, including estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, the length of service that assets will be used in our operations, and estimated salvage values.   See Footnote 9 - Property, Plant, and Equipment and Footnote 11 - Intangible Assets for additional information.

Asset Retirement and Environmental Obligations.  In accordance with the provisions of ASC 410, Asset Retirement and Environmental Obligations, an asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated.  Upon initial recognition of an asset retirement obligation, the Company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion, and amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations.  The Company has known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future; however, these costs are not reasonably estimable due to insufficient information and uncertainty about the cost and timing related to the settlement of these obligations.  Accordingly, these obligations have not been recorded in the Company’s consolidated financial statements.  The Company expects to perform a review of its asset retirement and environmental obligations in fiscal 2011 to determine if any amounts can be reasonably estimated.

Fair Value of Financial Instruments.  The Company accounts for its financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures.  The carrying amounts of cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.  See Footnote 20 - Fair Value Accounting for additional information.

Revenue Recognition.  Revenue is recognized upon shipment, provided persuasive evidence of a contract exists, the price is fixed, the product meets its specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. In those few instances where a given sale involves post shipment obligations, formal customer acceptance documents, or subjective rights of return, revenue is not recognized until all post-shipment conditions have been satisfied and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board (“FOB”) or free carrier alongside (“FCA”) shipping point, which means that the Company fulfills its delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the buyer bears all costs and risks of loss or damage to the goods from that point. In certain cases, the Company ships its products cost insurance and freight (“CIF”). Under this arrangement, revenue is recognized under FCA shipping point terms, but the Company pays (and bills the customer) for the cost of shipping and insurance to the customer's designated location. The Company accounts for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for its use and title and ownership have transferred to the customer. Revenue from time and material contracts is recognized at the contractual rates as labor hours and direct expenses are incurred.  The Company also generates service revenue from hardware repairs and calibrations that is recognized as revenue upon completion of the service.  Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

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

-
Government Research and Development Contracts – Research and development contract revenue represents reimbursement by various U.S. government entities, or their contractors, to aid in the development of new technology. The applicable contracts generally provide that the Company may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the U.S. government to practice the inventions for governmental purposes. The research and development contract funding may be based on a cost-plus, cost reimbursement, or a firm fixed price arrangement. The amount of funding under each research and development contract is determined based on cost estimates that include both direct and indirect costs. Cost-plus funding is determined based on actual costs plus a set margin. As the Company incurs costs under cost reimbursement type contracts, revenue is recorded. Contract costs include material, labor, special tooling and test equipment, subcontracting costs, as well as an allocation of indirect costs. A research and development contract is considered complete when all significant costs have been incurred, milestones have been reached, and any reporting obligations to the customer have been met.  Government contract revenue is primarily recognized as service revenue.

The Company also has certain cost-sharing research and development arrangements.  Under such arrangements in which the actual costs of performance are split between the U.S. government and the Company on a best efforts basis, no revenue is recorded and the Company’s research and development expense is reduced for the amount of the cost-sharing receipts.

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

Product Warranty Reserves.  The Company provides its customers with limited rights of return for non-conforming shipments and warranty claims for certain products. In accordance with ASC 450, Contingencies, the Company makes estimates of product warranty expense using historical experience rates as a percentage of revenue and accrues estimated warranty expense as a cost of revenue.  The Company estimates the costs of its warranty obligations based on historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product issues. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, the Company may be required to record additional warranty reserves. Alternatively, if the Company provides more reserves than needed, the Company may reverse a portion of such provisions in future periods.  See Footnote 12 - Accrued Expenses and Other Current Liabilities for additional information.

Research and Development. Research and development costs, net of reimbursement from US government contracts, are charged as an expense when incurred.

Stock-Based Compensation.  Stock-based compensation expense is measured at the stock option grant date, based on the fair value of the award, and is recorded to cost of sales, sales, general, and administrative, and research and development expense based on an employee’s responsibility and function over the requisite service period.  Management has made an estimate of expected forfeitures and recognizes compensation expense only for those equity awards expected to vest.  The Company uses the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair value of stock-based awards in accordance with ASC 718, Compensation.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company’s expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on the Company’s historical stock prices.  See Footnote 4 - Equity for additional information.

Foreign Exchange.  The Company recognizes gains and losses on foreign currency exchange primarily due to the Company’s operations in Spain, the Netherlands, and China.  The assets and liabilities of the Company’s foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet dates, and the revenue and expense amounts are translated at the average rate during the applicable periods reflected on the consolidated statements of operations.  Foreign currency translation adjustments are recorded as accumulated other comprehensive income.  Gains and losses from foreign currency transactions denominated in currencies other than the Company’s functional currency, realized and unrealized, are recorded as foreign exchange gain (loss) in the consolidated statements of operations.

Income Taxes.  In accordance with ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  The Company records valuation allowances against all deferred tax assets for amounts which are considered less likely to be realized.  See Footnote 15 - Income Taxes for additional information.

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

Loss Per Share. The Company’s loss per share was calculated by dividing net loss applicable to common stock by the weighted average number of common stock shares outstanding for the period and it is presented in the accompanying consolidated statements of operations.  For the fiscal years ended September 30, 2010, 2009, and 2008, stock options representing 8,722,125, 10,788,174, and 8,929,453 shares of common stock, respectively, and for the fiscal years ended September 30, 2010, 2009 and 2008, warrants representing 3,000,003, 1,400,003, and 1,400,003 shares of common stock, respectively, were excluded from the computation of diluted earnings per share since the Company incurred a net loss for these periods and any effect would have been anti-dilutive.

Correction of Prior Period Financial Statements.  During the third fiscal quarter ended June 30, 2010, management determined that approximately $2.5 million of excess and obsolete inventory reserves related to the Company’s Fiber Optics segment and $0.2 million of compensation expense should have been recorded in the quarter ended September 30, 2009.  Accordingly, the consolidated balance sheet as of September 30, 2009 was corrected to reduce inventory by $2.5 million, to increase accrued liabilities and other current liabilities by $0.2 million, followed by a corresponding decrease in shareholders’ equity of $2.7 million, from amounts previously reported.  The consolidated statement of operations for the quarter and year ended September 30, 2009 was corrected to increase both cost of revenues and gross loss by $2.5 million and increase both operating loss and net loss by $2.7 million, from amounts previously reported.  The impact from correcting prior period financial statements resulted in the reduction of cost of revenue of approximately $1.3 million and $0.3 million from amounts previously reported in the quarters ended December 31, 2009 and March 31, 2010, respectively which improved profitability in these reporting periods.  These corrections had no impact to net cash provided by (used in) operating activities or other subtotals as reported on the consolidated statements of cash flows for the years ended September 30, 2009 and 2010.  These corrections will be made to applicable prior period financial information in future filings with the SEC.

NOTE 3.  Recent Accounting Pronouncement

ASU 2009-13: Revenue Recognition - Multiple Deliverable Revenue Arrangements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13: Revenue Recognition – Multiple Deliverable Revenue Arrangements.  This accounting standard update establishes the accounting and reporting guidance on revenue recognition related to arrangements with multiple deliverables and it will become effective for the Company in fiscal year 2011.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  Management is currently assessing the potential impact that the adoption of this new authoritative guidance could have on the Company’s financial statements.

ASU 2010-17:  Revenue Recognition - Milestone Method
In April 2010, the FASB issued ASU No. 2010-17: Revenue Recognition - Milestone Method.  This accounting standard update establishes the accounting and reporting guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events.  The scope of ASU 2010-17 is limited to transactions involving research or development. This update further states that the milestone method is not the only acceptable method of revenue recognition for milestone payments. Accordingly, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met.  An entity’s policy for recognizing deliverable consideration or unit of accounting consideration contingent upon achievement of a milestone shall be applied consistently to similar deliverables or units of accounting. The Company will adopt the provisions of this update in fiscal year 2011.  Management is currently assessing the potential impact that the adoption of this new authoritative guidance could have on the Company’s financial statements.

ASU 2010-20:  Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
In July 2010, the FASB issued ASU No. 2010-20: Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This standard requires companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  The guidance covers trade accounts receivables, financing receivables, loans, loan syndications, factoring arrangements, and standby letters of credit.  The Company will adopt the provisions of this update in fiscal year 2011.  Management is currently assessing the potential impact that the adoption of this new authoritative guidance could have on the Company’s financial statements.

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

The Company maintains two stock option plans: the 2000 Stock Option Plan (the “2000 Plan”) and the 2010 Equity Incentive Plan (the “2010 Equity Plan” and, together with the 2000 Plan, the “Option Plans”).  In May 2010, the shareholders of the Company approved the adoption of the 2010 Equity Plan and authorized the reservation of 4,000,000 shares of the Company’s common stock for issuance under the 2010 Equity Plan.  The 2010 Equity Plan replaced the Company’s 2000 Stock Option Plan, which expired on February 12, 2010 for future issuances.  As of September 30, 2010, no stock options or shares of restricted stock were granted under the 2010 Equity Plan.

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

The following table summarizes the activity under the Company’s 2000 Stock Option Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Outstanding as of September 30, 2007	5,697,766	$5.46

Granted	4,695,250	7.40
Tolled	658,989	5.19
Exercised	(1,658,723)	4.25
Forfeited	(406,898)	6.94
Cancelled	(56,931)	14.01

Outstanding as of September 30, 2008	8,929,453	$6.57

Granted	3,700,439	1.25
Exercised	(10,675)	3.02
Forfeited	(1,243,825)	6.98
Cancelled	(587,218)	4.64

Outstanding as of September 30, 2009	10,788,174	$4.85

Granted	76,500	1.07
Exercised	(1,500)	0.54
Forfeited	(856,265)	3.36
Cancelled	(1,284,784)	6.51

Outstanding as of September 30, 2010	8,722,125	$4.70	7.02

Exercisable as of September 30, 2010	4,938,767	$5.35	6.08

Vested and expected to vest as of September 30, 2010	6,039,669	$5.00	6.49

As of September 30, 2010, there was approximately $3.1 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the 2000 Stock Option Plan.  This expense is expected to be recognized over an estimated weighted average life of 2.2 years.

Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option’s exercise price and the underlying stock price.  The total intrinsic value related to stock options exercised during the fiscal years ended September 30, 2010 and 2009 was approximately $500 and $11,000, respectively.  The total intrinsic value related to stock options exercised during the fiscal year ended September 30, 2008 was approximately $11.6 million.  The intrinsic value related to fully vested and expected to vest stock options as of September 30, 2010 was approximately $2,000 and the intrinsic value related to exercisable stock options as of September 30, 2010 was approximately $1,000.

	Number of Stock Options Outstanding			Options Exercisable
Exercise Price of Stock Options	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$<5.00	4,490,208	7.18	$1.94	2,168,387	$2.48

>=$5.00 to <$10.00	4,199,217	6.84	7.61	2,753,980	7.58

=>$10.00	32,700	6.81	11.28	16,400	11.24

Total	8,722,125	7.02	$4.70	4,938,767	$5.35

The effect of recording stock-based compensation expense was as follows:

(in thousands, except per share data)	For The Fiscal Years Ended September 30,
	2010	2009	2008
Stock-based compensation expense by award type:
Employee stock options	$8,220	$6,309	$6,455
Employee stock purchase plan	551	708	507
Former employee stock options tolled	-	-	4,316
Total stock-based compensation expense	$8,771	$7,017	$11,278

Net effect on net loss per basic and diluted share	$(0.11)	$(0.09)	$(0.17)

Valuation Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The weighted-average grant date fair value of stock options granted during the fiscal years ended September 30, 2010, 2009, and 2008 was $0.77, $1.25, and $7.40, respectively.

Black-Scholes Weighted-Average Assumptions Stock Options	For The Fiscal Years Ended September 30,
	2010	2009	2008
Expected dividend yield	-%	-%	-%
Expected stock price volatility	97.1%	97.9%	71.0%
Risk-free interest rate	2.4%	2.4%	3.1%
Expected term (in years)	4.6	4.5	5.0
Estimated pre-vesting forfeitures	32.5%	32.5%	17.4%

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

Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Board of Directors to issue up to 5,882,352 shares of preferred stock upon such terms and conditions having such rights, privileges, and preferences as the Board of Directors may determine.  As of September 30, 2010 and 2009, no shares of preferred stock were issued or outstanding.

Warrants

As of September 30, 2010 and 2009, the Company had 3,000,003 and 1,400,003 warrants outstanding, respectively.

On October 1, 2009, the Company entered into an equity line of credit arrangement with Commerce Court Small Cap Value Fund, Ltd. wherein the Company issued to Commerce Court three warrants representing the right to purchase up to an aggregate of 1,600,000 shares of the Company’s common stock.  See Footnote 5 – Equity Facility for additional information related to the warrants issued with this equity facility.

In February 2008, the Company issued 1,400,003 warrants in conjunction with a private placement transaction.  See section below titled:  Private Placement of Common Stock and Warrants for additional information.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”) that provides employees of the Company an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning the first business day of January and July of each year. The purchase price is set at 85% of the average high and low market price of the Company's common stock on either the first or last day of the participation period, whichever is lower, and contributions are limited to the lower of 10% of an employee's compensation or $25,000.  In April 2009, the Company’s shareholders approved an increase in the number of shares reserved for issuance under the ESPP from 2.0 million to 4.5 million shares.  The Company issues new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan.

The amounts of shares issued for the ESPP are as follows:
	Number of Common Stock Shares	Purchase Price per Share of Common Stock

Amount of shares reserved for the ESPP	4,500,000

Number of shares issued for calendar years 2000 through 2007	(1,123,857)	$1.87 - $40.93
Number of shares issued for calendar year 2008	(592,589)	$0.88 - $ 5.62
Number of shares issued for calendar year 2009	(1,073,405)	$0.92
Number of shares issued for calendar year 2010 (6-month period only)	(651,700)	$0.74

Remaining shares reserved for the ESPP	1,058,449

Future Issuances

As of September 30, 2010, the Company had reserved a total of 16.8 million shares of its common stock for future issuances as follows:

Number of Common Stock Shares Available for Future Issuances

For exercise of outstanding common stock options	8,722,125

For future issuances to employees under the ESPP	1,058,449

For future common stock option or restricted stock awards under the 2010 Equity Incentive Plan	4,000,000

For future exercise of warrants	3,000,003

Total reserved	16,780,577

Fiscal 2008: Tolled Stock Options

Under the terms of the Company’s stock option agreements issued, employees that have vested and exercisable stock options have 90 days subsequent to the date of their termination to exercise their stock options.  In November 2006, the Company announced that it was suspending its reliance on previously issued financial statements, which in turn caused the Company’s Form S-8 registration statements for shares of common stock issuable under the Option Plans not to be available.  Therefore, employees and terminated employees were precluded from exercising stock options until the Company became compliant with its SEC filings and the registration of the stock option shares was once again effective (the “Blackout Period”).  In April 2007, the Company’s Board of Directors approved a stock option grant “modification” for terminated employees by extending the normal 90-day exercise period after date of termination to a date after which the Blackout Period was lifted.  The Company communicated the terms of the stock option grant modification with its terminated employees in November 2007.  The Company’s Board of Directors approved an extension of the stock option expiration date equal to the number of calendar days during the Blackout Period before such stock option would have otherwise expired (the “Tolling Period”).  Terminated employees were able to exercise their vested stock options beginning on the first day after the lifting of the Blackout Period for a period equal to the Tolling Period.  Approximately 50 terminated employees were impacted by this modification.  All tolled stock options were either exercised or expired by January 29, 2008.

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

Fiscal 2008: Tender Offer

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

Fiscal 2008: Private Placement of Common Stock and Warrants

On February 20, 2008, the Company completed the sale of $100.0 million of restricted common stock and warrants to investors deemed to be “accredited investors” as defined in Rule 501(a) under the Securities Act or “qualified institutional buyers” as defined in Rule 144A(a) under the Securities Act, through a private placement transaction exempt from the SEC’s registration requirements pursuant to Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D.  In this transaction, investors purchased 8 million shares of our common stock, no par value, and warrants to purchase an additional 1,400,003 shares of our common stock.  The purchase price was $12.50 per share, priced at the 20-day volume-weighted average price.  The warrants grant the holder the right to purchase one share of our common stock at a price of $15.06 per share, representing a 20.48% premium over the purchase price.  The warrants are immediately exercisable and remain exercisable until February 20, 2013.  Beginning two years after their issuance, the warrants may be called by the Company for a price of $0.01 per underlying share if the closing price of its common stock has exceeded 150% of the exercise price for at least 20 trading days within a period of any 30 consecutive trading days and other certain conditions are met.   In addition, in the event of certain fundamental transactions, principally the purchase of the Company’s outstanding common stock for cash, the holders of the warrants may demand that the Company purchase the unexercised portions of their warrants for a price equal to the Black-Scholes Value of such unexercised portions as of the time of the fundamental transaction.  In addition, the Company entered into a registration rights agreement with the investors to register for resale the shares of common stock issued in this transaction and the shares of common stock to be issued upon exercise of the warrants.  Warrants issued to the investors were accounted for as an equity transaction with a value of $9.8 million recorded to common stock.  As part of the sale documentation each investor provided representations and warranties in the securities purchase agreement, upon which the Company relied, with respect to such investor’s status as an “accredited investor” or “qualified institutional buyer”.  No party acted as underwriter for this transaction.   Total agent fees incurred were 5.75% of the gross proceeds, or $5.8 million.  The total cost associated with this equity offering was approximately $6.3 million which was recorded against the issuance of common stock.  The Company used the proceeds from this private placement transaction to acquire the telecom-related assets of Intel Corporation's Optical Platform Division in 2008.

NOTE 5.  Equity Facility

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

Draw-down Transaction

On March 18, 2010, the Company sold 1,870,042 shares of its common stock to Commerce Court pursuant to the terms of the Purchase Agreement at an average price of approximately $1.07 per share.  The Company received $2.0 million from the sale of common stock; with the total discount to volume weighted average price calculated on a daily basis totaling $0.1 million, which was recorded as a non-operating expense within the consolidated statement of operations.

Other Financial Impact

Costs incurred to enter into the equity line of credit facility were expensed as incurred.  During the three months ended December 31, 2009, the Company expensed the fair value of the common stock and warrants issued as a non-operating expense within the consolidated statement of operations.  On October 1, 2009, the Company recorded $0.2 million related to the issuance of 185,185 shares of common stock. The fair value of the common stock was based on a closing price of $1.23 per share on October 1, 2009.

The warrants issued by the Company were classified as a liability since the warrants met the classification requirements for liability accounting in accordance with ASC 815.  The Company expects an impact to the consolidated statement of operations when it records an adjustment to fair value of the warrants at the end of each quarterly reporting period going forward.  As of September 30, 2010, the fair value of the warrants was estimated to be $0.5 million using the Monte Carlo option pricing model.
The Monte Carlo option pricing model was used since it allows the valuation of each warrant to factor in the value associated with the Company’s right to affect a mandatory exercise of each warrant if the Company’s common stock trades at a price greater than 140% of the exercise price of any warrant for 10 consecutive trading days.

The Monte Carlo option pricing model required the input of highly subjective assumptions, including the warrant’s expected life and the price volatility of the underlying stock, as outlined below:

Assumptions used in the Option Pricing Model	As of September 30, 2010

Expected dividend yield	-
Expected stock price volatility	100.0%
Risk-free interest rate	1.3%
Expected term (in years)	4.5

Availability

As a result of the delays in filing our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, we are currently ineligible to register our securities on Form S-3.  Because of our ineligibility to use Form S-3, we are currently in discussions with Commerce Court regarding the use of a Registration Statement on Form S-1 in connection with the Purchase Agreement, which, if we are successful in having a Form S-1 declared effective, would make the financing under the Purchase Agreement available during the period we are not eligible to use Form S-3.

NOTE 6.  Acquisitions

Intel Corporation’s Optical Platform Division

On February 22, 2008, the Company acquired assets of the telecom portion of Intel Corporation’s Optical Platform Division (“OPD”). The telecom assets acquired include inventory, fixed assets, intellectual property, and technology comprised of tunable lasers, tunable transponders, 300-pin transponders, and integrated tunable laser assemblies.  The purchase price was $75.0 million in cash and $10.0 million in the Company’s common stock, priced at a volume-weighted average price of $13.84 per share.  Under the terms of the asset purchase agreement, the purchase price of $85 million was subject to adjustment based on an inventory true-up, plus specifically assumed liabilities.  Direct transaction costs were approximately $0.8 million.  This acquisition was financed through proceeds received from the $100 million private placement of common stock and warrants that closed on February 20, 2008.

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

NOTE 7.  Receivables

The components of accounts receivable consisted of the following:

(in thousands)	As of September 30, 2010	As of September 30, 2009

Accounts receivable	$37,574	$40,474
Accounts receivable – unbilled	10,950	6,068

Accounts receivable, gross	48,524	46,542

Allowance for doubtful accounts	(8,399)	(7,125)

Accounts receivable, net	$40,125	$39,417

The Company records revenue from certain solar panel and solar power systems contracts using the percentage-of-completion method.  The term of the contracts associated with this type of receivable usually exceed a period of one year.  As of September 30, 2010 and 2009, the Company had $18.4 million and $12.8 million, respectively, of accounts receivable recorded using the percentage of completion method.  Of these amounts, $8.8 million was invoiced and $9.6 million was unbilled as of September 30, 2010 and $9.7 million was invoiced and $3.1 million was unbilled as of September 30, 2009.  Unbilled accounts receivable represents revenue recognized but not yet billed or accounts billed after the period ended.  Billings on contracts using the percentage-of-completion method usually occur upon completion of predetermined contract milestones or other contract terms, such as customer approval. The allowance for doubtful accounts specifically related to receivables recorded using the percentage-of-completion method totaled $5.1 million and $2.6 million as of September 30, 2010 and 2009, respectively.  The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection.

All of the Company’s accounts receivable as of September 30, 2010 is expected to be collected within the next twelve months.

The following table summarizes the changes in the allowance for doubtful accounts:

	For the Fiscal Years Ended September 30,
(in thousands)	2010	2009	2008

Balance at beginning of year	$7,125	$2,377	$802
Expense - charge to provision, net of recoveries	2,238	5,065	2,126
Write-offs - deductions against receivables	(964)	(317)	(551)

Balance at end of year	$8,399	$7,125	$2,377

During fiscal 2009, the Company recorded $5.1 million in bad debt expense, of which $0.7 million related to the Fiber Optics segment and $4.4 million related to the Photovoltaics segment, primarily related to receivables from the sale of terrestrial solar power products.

During fiscal 2010, the Company recorded a $2.4 million reserve on accounts receivable related to a solar power system contract that management had uncertainty with respect to its total collectability.

NOTE 8.  Inventory

The components of inventory consisted of the following:

(in thousands)	As of September 30, 2010	As of September 30, 2009

Raw materials	$22,965	$27,607
Work in-process	7,843	6,496
Finished goods	13,435	9,998

Inventory, gross	44,243	44,101

Valuation reserve	(12,187)	(12,416)

Inventory, net	$32,056	$31,685

The following table summarizes the changes in the valuation reserve accounts:

	For the Fiscal Years Ended September 30,
(in thousands)	2010	2009	2008

Balance at beginning of year	$12,416	$12,625	$8,225
Expense - charge to provision	4,260	16,108	9,597
Write-offs - deductions against inventory	(4,489)	(16,317)	(5,197)

Balance at end of year	$12,187	$12,416	$12,625

During fiscal 2009, a significant portion of the inventory write-downs was related to inventory acquired from the acquisition of Intel Corporation’s Optical Platform Division.

During the fiscal year ended September 30, 2010, the Company recorded $4.3 million in inventory write-downs, of which $3.5 million related to the Fiber Optics segment and $0.8 million related to the Photovoltaics segment.

NOTE 9.  Property, Plant, and Equipment

The components of property, plant, and equipment consisted of the following:

(in thousands)	As of September 30, 2010	As of September 30, 2009

Land	$1,502	$1,502
Building and improvements	34,854	34,922
Equipment	101,310	98,693
Furniture and fixtures	3,065	3,065
Computer hardware and software	3,616	2,660
Leasehold improvements	854	1,094
Construction in progress	992	3,031

Property, plant, and equipment, gross	146,193	144,967

Accumulated depreciation and amortization	(99,203)	(89,939)

Property, plant, and equipment, net	$46,990	$55,028

As of September 30, 2010 and 2009, the Company did not have any significant capital lease agreements.

Depreciation expense was $9.4 million, $12.0 million, and $10.1 million for the fiscal years ended September 30, 2010, 2009, and 2008, respectively.

See Footnote 11 - Intangible Assets, for information on impairment charges recorded by the Company in connection with plant and equipment related to the Fiber Optics segment.

NOTE 10.  Goodwill

Fiscal 2008:
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

Fiscal 2009:
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

Fiscal 2010:
As of December 31, 2009, the Company performed an annual impairment test on its goodwill of $20.4 million which relates to its Photovoltaics reporting unit.   The impairment testing indicated that no impairment existed.

As of September 30, 2010, the Company performed an interim impairment test on its goodwill due to revised operational and cash flow forecasts and a sustained decline in the Company’s market capitalization.  The impairment testing indicated that no impairment existed and that fair value exceeded carrying value by approximately 40%.

If there is further erosion of the Company’s market capitalization or the Photovoltaics reporting unit is unable to achieve its projected cash flows, management may be required to perform additional impairment tests.  The outcome of these additional tests may result in the Company recording goodwill impairment charges.

NOTE 11.  Intangible Assets

The following table sets forth changes in the carrying value of intangible assets by reporting segment:

(in thousands)	As of September 30, 2010			As of September 30, 2009
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics	$24,661	$(14,940)	$9,721	$24,494	$(12,341)	$12,153
Photovoltaics	1,941	(924)	1,017	1,459	(630)	829

Total	$26,602	$(15,864)	$10,738	$25,953	$(12,971)	$12,982

Fiscal 2008:
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

Fiscal 2009:
During the three months ended December 31, 2008, the Company recorded a non-cash impairment charge totaling $2.0 million related to certain intangible assets that were acquired from the Intel Acquisitions that were abandoned.

As of December 31, 2008, due to further changes in estimates of future operating performance and cash flows that occurred during the quarter, the Company tested for impairment of its long-lived assets and other intangible assets and based on that analysis, determined that no impairment existed.

As of June 30, 2009, the Company performed an evaluation of its Fiber Optics segment asset group for impairment of long-lived assets.  The impairment test was triggered by a determination that it was more likely than not those certain assets would be sold or otherwise disposed of before the end of their previously estimated useful lives.  As a result of the evaluation, it was determined that an impairment existed, and a charge of $27.0 million was recorded to write down the long-lived assets to an estimated fair value which was determined based on future undiscounted cash flows.  Of the total impairment charge, $17.2 million related to plant and equipment and $9.8 million related to intangible assets.

The adverse economic conditions had a significant negative effect on the Company’s assessment of the value of the Fiber Optics segment asset group.  The impairment charge primarily resulted from the combined effect of the current slowdown in product orders and lower pricing.   The determination of fair value involved estimates of future performance that reflected assumptions regarding, among other things, sales volumes and expected margins.   As of September 30, 2009, the Company performed impairment tests on its long-lived assets for its asset groups based on revised operational and cash flow forecasts.  The impairment testing indicated that no impairment existed and that future undiscounted cash flows exceeded carrying value by over 7% for each of the Company’s asset groups.

Fiscal 2010:
The Company believes the carrying amount of its long-lived assets and intangible assets as of September 30, 2010 are recoverable.  If the Company is unable to achieve its projected cash flows, the Company may be required to perform impairment tests of its remaining long-lived assets and intangible assets.  The outcome of these tests may result in the Company recording impairment charges.

Amortization expense related to intangible assets is generally included in sales, general, and administrative expense on the consolidated statements of operations.  Amortization expense was $2.9 million, $4.1 million, and $3.5 million for the fiscal years ended September 30, 2010, 2009, and 2008, respectively.

Based on the carrying amount of the intangible assets as of September 30, 2010, the estimated future amortization expense is as follows:

(in thousands)	Estimated Future Amortization Expense

Fiscal year ended September 30, 2011	$2,562
Fiscal year ended September 30, 2012	2,238
Fiscal year ended September 30, 2013	1,902
Fiscal year ended September 30, 2014	1,367
Fiscal year ended September 30, 2015	941
Thereafter	1,728

Total future amortization expense	$10,738

NOTE 12.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of September 30, 2010	As of September 30, 2009

Advanced payments	$7,437	$886
Warranty	4,851	4,287
Compensation-related	4,181	6,057
Tangshan termination fee	2,775	-
Professional fees	2,530	1,839
Royalty	1,772	1,937
Self insurance	957	1,272
Income and other taxes	747	625
Restructuring accrual	600	395
Loss on sale commitments	561	51
Loss on purchase commitments	86	3,821
Other	618	713

Accrued expenses and other current liabilities	$27,115	$21,883

The following table summarizes the changes in the product warranty accrual accounts:

	For the Fiscal Years Ended September 30,
(in thousands)	2010	2009	2008

Balance at beginning of year	$4,287	$4,640	$1,310
Expense - charge to provision	1,220	2,578	4,479
Utilization of warranty accrual	(656)	(2,931)	(1,149)

Balance at end of year	$4,851	$4,287	$4,640

During fiscal 2008, the majority of the product warranty accrual related to the Photovoltaics reporting segment, specifically terrestrial-related products.  The Company identified potential failures related to materials used in the manufacturing process which could experience failures in the field.

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

On August 2, 2010, the Company received notice (the “Termination Notice”) from TCIC stating that the Purchase Agreement had been terminated by TCIC.  The Termination Notice states that the Purchase Agreement was terminated pursuant to the terms of the Share Purchase Agreement, which permits the Purchase Agreement to be terminated in the event certain export control licenses are not obtained within the timeframe permitted by the Purchase Agreement.  The Purchase Agreement provides for the Company to pay TCIC a termination fee of $2,775,000 in the event of a termination.  The Company accrued the termination fee as sales, general, and administrative expense during the three months ended June 30, 2010.  The parties are currently in discussions and negotiations regarding an alternative transaction between the parties which would not be subject to the same export control licenses and CFIUS review as the Purchase Agreement and the manner and the timing in which the termination fee will be paid.

NOTE 13.  Debt

Line of Credit

In September 2008, the Company entered into a $25 million asset-backed revolving credit facility with Bank of America, which was available for working capital, letters of credit, and other general corporate purposes.  Subsequently, the credit facility was amended resulting in a reduction in the total loan availability to $14 million.  As of September 30, 2010, the Company had a $10.6 million prime rate loan outstanding, with an interest rate of 8.25%, and approximately $2.1 million in outstanding standby letters of credit under this credit facility.  The Company completely paid off the outstanding loan on October 5, 2010 using cash on hand.   See Footnote 22 – Subsequent Events for additional disclosures related to the Company’s credit facility.

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

Convertible Subordinated Notes

In January 2008, the Company entered into agreements with holders of approximately 97.5%, or approximately $83.3 million of its outstanding 5.50% convertible subordinated notes due 2011 (the "Notes") pursuant to which the holders converted their Notes into the Company's common stock.  In addition, the Company called for redemption of all of its remaining outstanding Notes. Upon conversion of the Notes, the Company issued shares of its common stock, based on a conversion price of $7.01 per share, in accordance with the terms of the Notes. As an incentive to holders to convert their Notes, the Company made cash payments to such holders equal to 4% of the principal amount of the Notes converted (the “Incentive Payment”), plus accrued interest.  By February 20, 2008, all Notes were redeemed and converted into the Company common stock. As a result of these transactions, 12.2 million shares of the Company common stock were issued.  The Company recognized a loss totaling $4.7 million on the conversion of Notes to equity of which $3.5 million was related to the Incentive Payment and $1.2 million related to the accelerated write-off of capitalized finance charges associated with the convertible notes.  Interest expense incurred on the Notes totaled $1.6 million for the fiscal year ended September 30, 2008.

On October 1, 2009, the Company adopted certain accounting principles within ASC 470 that requires the proceeds from the issuance of certain convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The change in accounting treatment is effective for the Company beginning in fiscal 2010, and it is required to be applied retrospectively to prior periods.  The adoption of this new accounting literature did not have any material impact on the Company’s previously reported fiscal 2008 results of operations and it had no impact on the fiscal 2009 or fiscal 2010 financial statements.

NOTE 14.  Commitments and Contingencies

The Company leases certain land, facilities, and equipment under non-cancelable operating leases. The leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense.  Net facility and equipment rent expense under such leases was approximately $2.8 million, $2.8 million, and $1.9 million for the fiscal years ended September 30, 2010, 2009, and 2008, respectively.

Estimated future minimum rental payments under the Company's non-cancelable operating leases with an initial or remaining term of one year or more as of September 30, 2010 are as follows:

(in thousands)	Estimated Future Minimum Lease Payments

Fiscal year ended September 30, 2011	$1,821
Fiscal year ended September 30, 2012	1,078
Fiscal year ended September 30, 2013	804
Fiscal year ended September 30, 2014	76
Fiscal year ended September 30, 2015	76
Thereafter	2,623

Total minimum lease payments	$6,478

Our U.S. government contracts are subject to audits by U.S. government agencies.  Such audits could result in adjustments to our contract costs.  We have recorded contract revenue based upon costs we expect to realize upon final audit.  We have been audited in the past by the U.S. government and expect that we will be in the future.  Management believes that the outcome of any ongoing government audits will not have a material adverse effect on the Company’s results of operations, financial condition, or cash flow.

Legal Proceedings

The Company is subject to various legal proceedings, claims, and litigation arising in the ordinary course of business.  While the outcome of these matters is currently not determinable, we do not expect these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows.  However, the results of these matters cannot be predicted with certainty.  Should the Company fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, then the financial results of that particular reporting period could be materially adversely affected.

a) Intellectual Property Lawsuits

We protect our proprietary technology by applying for patents where appropriate and, in other cases, by preserving the technology, related know-how and information as trade secrets. The success and competitive position of our product lines are significantly impacted by our ability to obtain intellectual property protection for our research and development efforts.

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

On December 5, 2008, the Company was also served with a complaint by Avago Technologies filed in the United States District Court for the Northern District of California, San Jose Division alleging infringement of two patents by the Company’s VCSEL products. (Avago Technologies Singapore et al., EMCORE Corporation, et al., Case No.:  C08-5394 EMC) (the N.D. CA Patent Case”).  This matter has been stayed pending final resolution of the International Trade Commission matter described immediately below.

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

On March 12, 2010, the Company was advised that an initial determination had been issued by the administrative law judge of the ITC that found that one of the two patent claims asserted against the Company related to certain of the Company’s products was both valid and infringed.  This initial determination was subject to review and confirmation by the ITC itself.   On March 29, 2010, the Company filed a petition with the ITC for a review of certain portions of the initial determination that were adverse to the Company.  The ITC declined to review the initial determination.

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

The ITC does not have the authority to award damages for patent infringement; therefore, there was no financial penalty as a result of the final determination by the ITC.  The Company has formulated and implemented a product redesign intended to eliminate the impact of the accused infringement, the exclusion, and the cease and desist orders issued by the ITC.  The Company continues to actively pursue its re-design strategy, including qualifying the newly re-designed products with certain of its major customers.  The ITC decision will also not be binding in the N.D. CA Patent Case which will remain stayed until all appeals of the ITC decision have been exhausted.  The Company is appealing the ITC’s decision, and on November 8, 2010, the Company filed its notice of appeal with the United States Court of Appeals for the Federal Circuit.

The Company intends to continue to vigorously defend against the allegations in the ITC case, the N.D. CA Patent Case, and the Commercial Case.

c) Green and Gold related litigation

On December 23, 2008, Plaintiffs Maurice Prissert and Claude Prissert filed a purported stockholder class action (the “Prissert Class Action”) pursuant to Federal Rule of Civil Procedure 23 allegedly on behalf of a class of Company shareholders against the Company and certain of its present and former directors and officers (the “Individual Defendants”) in the United States District Court for the District of New Mexico captioned, Maurice Prissert and Claude Prissert v. EMCORE Corporation, Adam Gushard, Hong Q. Hou, Reuben F. Richards, Jr., David Danzilio and Thomas Werthan, Case No. 1:08cv1190 (D.N.M.).  The Complaint alleges that the Company and the Individual Defendants violated certain provisions of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, arising out of the Company’s disclosure regarding its customer Green and Gold Energy (“GGE”) and the associated backlog of GGE orders with the Company’s Photovoltaics business segment.  The Complaint in the Prissert Class Action seeks, among other things, an unspecified amount of compensatory damages and other costs and expenses associated with the maintenance of the action. On or about February 12, 2009, a second purported stockholder class action (Mueller v. EMCORE Corporation et al., Case No. 1:09cv 133 (D.N.M.)) ((the “Mueller Class Action”), together with the Prissert Class Action, the “Class Actions”) was filed in the United States District Court for the District of New Mexico against the same defendants named in the Prissert Class Action, based on substantially the same facts and circumstances, containing substantially the same allegations and seeking substantially the same relief.

Plaintiffs in both class actions have moved to consolidate the matters into a single action.  On September 25, 2009, the court issued an order consolidating both the Prissert and Mueller actions into one consolidated proceeding, but denied plaintiffs motions for appointment of a lead plaintiff or lead plaintiff’s counsel.  On July 15, 2010, the court appointed IBEW Local Union No. 58 Annuity Fund to serve as lead plaintiff (“IBEW”), but denied, without prejudice, IBEW’s motion to appoint lead counsel.  On August 24, 2010, IBEW filed a renewed motion for appointment as lead plaintiff and for approval of its selection of counsel.  That motion remains pending.

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

The Stearns Derivative Action and the Thomas Derivative action have been consolidated before a single judge in Somerset County, New Jersey, and have been stayed pending resolution of the Class Actions.

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

As of September 30, 2010 and the filing date of this Annual Report on Form 10-K, no amounts have been accrued for any litigation item discussed above since no estimate of loss can be made at this time.

NOTE 15.  Income Taxes

The Company, incorporated in the state of New Jersey, incurred minimal or no income tax expense during the three years ended September 30, 2010.  A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. federal and state income tax rates to income before provision for income taxes is as follows:

(in millions)	For the Fiscal Years Ended September 30,
	2010	2009	2008

Income tax benefit computed at U.S. federal statutory rate	$(8.1)	$(46.3)	$(27.5)
State tax benefits, net of U.S. federal effect	(0.4)	(4.5)	(4.1)
Debt conversion	-	-	1.6
Other	2.3	4.5	0.8
Valuation allowance	6.3	46.3	29.2

Income tax expense - current	$0.1	$0.0	$0.0

Effective tax rate	0%	0%	0%

Significant components of the Company’s deferred tax assets are as follows:

(in thousands)	September 30, 2010	September 30, 2009
Deferred tax assets (liabilities):
Federal net operating loss carryforwards	$139,539	$134,388
Foreign net operating loss carryforwards	3,637	2,536
State Research credit carryforwards	1,185	2,338
Inventory reserves	4,493	4,607
Accounts receivable reserves	1,254	1,728
Accrued warranty reserve	1,529	1,626
State net operating loss carryforwards	13,013	13,217
Investment write-down	5,285	5,317
Legal reserves	-	476
Stock compensation	1,226	-
Deferred compensation	893	1,484
Tax reserves	-	50
Other	2,904	3,458
Fixed assets and intangibles	20,156	19,964

Total deferred tax assets	195,114	191,189

Valuation allowance	(195,114)	(191,189)

Net deferred tax assets	$-	$-

In fiscal 2010, the Company recorded income tax expense of approximately $97,000, which is included in selling, general, and administrative expenses in its consolidated statements of operations.

As of September 30, 2010, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $410.4 million which begin to expire in 2021.  The Company has foreign net operating loss carryforwards of $14.7 million which begin to expire in 2012 as well as, state net operating loss carryforwards of approximately $351 million which begin to expire in 2010.  The Company also has U.S. research and development tax credits of approximately $1.2 million. The research credits are currently expiring including the next attribute expected to expire in 2011.   Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

During the fiscal years ended September 30, 2010 and 2009, there were no material increases or decreases in unrecognized tax benefits and management does not anticipate any material increases or decreases in the amounts of unrecognized tax benefits over the next twelve months.  As of September 30, 2010, the Company had approximately $185,000 of interest and penalties accrued as tax liabilities on the balance sheet.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

(in thousands)
Balance as of September 30, 2008	$338

Additions based on tax positions related to the current year	19
Additions for tax positions of prior years	17

Balance as of September 30, 2009	$374

Adjustments based on tax positions related to the current year	(17)
Adjustments based on tax positions of prior years	(19)

Balance as of September 30, 2010	$338

The Company files income tax returns in the U.S. federal, state, and local jurisdictions and, currently, no federal, state, and local income tax returns are under examination.  The following tax years remain open to income tax examination for each of the more significant jurisdictions where the Company is subject to income taxes: after fiscal year 2007 for U.S. federal, after fiscal year 2006 for the state of California, and after fiscal year 2007 for the state of New Mexico.

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

The following table sets forth the revenue and percentage of total revenue attributable to each of the Company’s reporting segments.

Segment Revenue (in thousands)	For the Fiscal Years Ended September 30,
	2010		2009		2008
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$121,724	64%	$114,134	65%	$171,276	72%
Photovoltaics	69,554	36	62,222	35	68,027	28

Total revenue	$191,278	100%	$176,356	100%	$239,303	100%

The following table sets forth the Company’s consolidated revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

Geographic Revenue (in thousands)	For the Fiscal Years Ended September 30,
	2010		2009		2008
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

United States	$115,304	60%	$108,563	62%	$134,796	56%
Asia	43,064	22	50,973	29	73,311	31
Europe	12,712	7	8,878	5	20,420	8
Other	20,198	11	7,942	4	10,776	5

Total revenue	$191,278	100%	$176,356	100%	$239,303	100%

The following table sets forth our significant customer, defined as customers that represented greater than 10% of total consolidated revenue, by reporting segment.

Significant Customers As a percentage of total consolidated revenue	For the Fiscal Years Ended September 30,
	2010	2009	2008
Fiber Optics – related customer:
Cisco	13%	15%	18%

Photovoltaics – related customer:
Loral Space & Communications	11%	14%	10%

The following table sets forth operating losses attributable to each of the Company’s reporting segments and Corporate division.

Statement of Operations Data (in thousands)	2010	2009	2008

Operating loss:
Fiber Optics segment	$(19,888)	$(126,830)	$(49,903)
Photovoltaics segment	(1,538)	(14,136)	(25,238)
Corporate division	-	-	(140)

Operating loss	$(21,426)	$(140,966)	$(75,281)

The following table sets forth the depreciation and amortization attributable to each of the Company’s reporting segments and Corporate division.

Segment Depreciation and Amortization (in thousands)	2010	2009	2008

Fiber Optics segment	$6,974	$10,314	$9,067
Photovoltaics segment	5,314	5,768	4,472
Corporate division	-	-	78

Total depreciation and amortization	$12,288	$16,082	$13,617

Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of the Company’s reporting segments and Corporate division.

Long-lived Assets (in thousands)	2010	2009	2008

Fiber Optics segment	$31,175	$37,399	$107,684
Photovoltaics segment	45,935	50,169	55,232
Corporate division	1,002	826	622

Total long-lived assets	$78,112	$88,394	$163,538

As of September 30, 2010, approximately 87% of the Company’s long-lived assets were located in the United States.  In fiscal year 2009, the Company recorded non-cash impairment charges totaling $60.8 million related to goodwill, intangible assets, and long-lived assets in the Fiber Optics segment.

NOTE 17.  Employee Benefit Plans

The Company has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions are made in the Company's common stock. For the fiscal years ended September 30, 2010, 2009, and 2008, the Company contributed approximately $0.8 million, $0.6 million, and $1.0 million, respectively, in common stock to the savings plan.

NOTE 18.  San’an Joint Venture

On July 30, 2010, the Company entered into an agreement for the establishment and operation of a joint venture (the “JV Agreement”) with San’an Optoelectronics Co., Ltd. (“San’an”) for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under technology licensing from the Company.

The JV Agreement provides for the parties to form Suncore Photovoltaics Co., Ltd., a limited liability company (“Suncore”), under the laws of the People’s Republic of China.  The registered capital of Suncore is $30 million, among which, San’an will contribute $18 million in cash, accounting for sixty percent (60%) of the registered capital of Suncore, and the Company will contribute $12 million in cash, accounting for forty percent (40%) of the registered capital of Suncore.  The establishment of the Suncore entity is subject to Chinese regional government approval on various items required for business registration which is expected to be completed in early 2011.  The Chairman of San’an will serve as the Chairman of Suncore and Dr. Charlie Wang, Senior Vice President of EMCORE Corporation, will serve as the General Manager of Suncore. All operational activities and business for CPV receivers, modules, and systems currently residing at both San’an and EMCORE's Langfang, China manufacturing facilities will eventually be transferred to Suncore.  In conjunction with the formation of this joint venture, the Company has agreed to grant Suncore an exclusive license to manufacture EMCORE's current and future improved CPV receivers, modules and systems in China for terrestrial solar power applications.

Concurrently with the execution of the JV Agreement, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with an affiliate of San’an.  Pursuant to the Cooperation Agreement, the Company, or a designated affiliate of the Company, will receive an aggregate $8.5 million in consulting fees (the “Consulting Fees”), following the establishment of Suncore, in exchange for a technology license and related support and strategic consulting services to Suncore. The Company intends to use the Consulting Fees to fund most of its capital contribution requirements to Suncore.  Pursuant to the Cooperation Agreement, the San’an affiliate will provide Suncore with working capital financing in the form of loans and/or guarantees.

On December 4, 2010, the Company entered into an Investment and Cooperation Agreement (the “Agreement”) with San’an and the Huainan Municipal Government (“Huainan”) in China.  The Agreement provides for Suncore’s primary engineering, manufacturing, and distribution operations for CPV components and systems to be established in the Economic and Technology Development Zone of Huainan City in exchange for subsidies and favorable tax and other incentives to be provided by Huainan.  The Agreement contemplates the development of a total of 1,000 megawatts of manufacturing capacity in Huainan over the next five years, with 200 megawatts to be in place by the end of 2011, an additional 300 megawatts by the end of 2013, and the remaining 500 megawatts by the end of 2015.

Under the terms of the Agreement, Huainan has committed to providing subsidies that include: reimbursement of fees and taxes related to the acquisition of an approximately 263-acre site on which the facility is to be constructed; reimbursement of 100% of the local portion of the business, value added and income taxes incurred during the first five years of Suncore’s production activities and 50% of the amount of those taxes during the subsequent five years; reimbursement of certain administrative and utility charges within the Huainan City Economic and Technology Development Zone; cash  rebates to Suncore of RMB 1.4 (approximately US$0.21) for every watt of the first 1,000  megawatts of CPV systems manufactured in Huainan and sold in China; and a cash subsidy of RMB 500 million (approximately U.S. $75 million) that may be used solely for the purchase of capital equipment for the development of Suncore’s operations in Huainan.  In the event the RMB 500 million cash subsidy is used for any purpose other than as authorized under the Agreement, Suncore would be subject to a penalty payable to Huainan of twice the amount of the subsidy.

Under the terms of the Agreement, EMCORE and San’an agree to commence construction of the Suncore facility in Huainan within one month after the site for the facility is made available.  The Agreement was subject to and received approval from the shareholders of San’an on December 23, 2010.

NOTE 19.  Investment in Unconsolidated Affiliate

In November 2006, the Company invested $13.5 million, and incurred $0.4 million in transaction costs, in a company formerly named WorldWater & Solar Technologies Corporation, now named Entech Solar, Inc.  Both the Company’s Chairman and Chief Executive Officer served as a director of WorldWater and Solar Technologies Corporation until January 2009.  In accordance with ASC 323, Investments – Equity Method and Joint Ventures, although the investment in Entech Solar provided the Company with the ability to exercise significant influence over the operating and financial policies of Entech Solar, since the investment did not qualify as in-substance common stock, the equity method of accounting was not appropriate.  In-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to the entity’s common stock.  The risk and reward characteristic of the Company’s investment was not substantially similar to Entech Solar’s common stock because the Company’s investment liquidation preference was considered substantive. Therefore, the Company accounted for the investment in Entech Solar under the cost method of accounting and evaluated it for other-than-temporary impairment each reporting period.

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities.

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

-
Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  The Company did not hold financial assets or liabilities within Level 3.

The following table provides the Company’s financial assets and liabilities, consisting of the following types of instruments, measured at fair value on a recurring basis:

(in thousands)	As of September 30, 2010

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
	[Level 1]	[Level 2]	[Level 3]
Assets
Money market fund deposits	$19,944	$-	$-	$19,944
Restricted fund deposits	1,298	-	-	1,298

Total assets measured at fair value	$21,242	$-	$-	$21,242

Liabilities
Warrants	$-	$475	$-	$475

(in thousands)	As of September 30, 2009

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
	[Level 1]	[Level 2]	[Level 3]
Assets
Money market fund deposits	$14,028	$-	$-	$14,028
Restricted fund deposits	1,684	-	-	1,684
Asset-backed auction rate securities	-	1,350	-	1,350

Total assets measured at fair value	$15,712	$1,350	$-	$17,062

Money market fund deposits consist primarily of cash and occasionally highly liquid short-term investments with an original maturity of three months or less at the time of purchase.

Restricted fund deposits represents interest-bearing investments in bank certificates of deposit or similar type money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties and bank controlled deposits on account.

Asset-backed auction rate securities are securities with an auction reset feature.  As of September 30, 2009, the Company had approximately $1.4 million in auction rate securities.  The auction rate securities were settled at 100% par value in July 2010.

See Footnote 5 – Equity Facility for information related to the valuation of warrants as of September 30, 2010.

The carrying amounts of accounts receivable, short-term debt including borrowings under the Company’s credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

NOTE 21.  Selected Quarterly Financial Information (unaudited)

The following tables present the Company’s unaudited consolidated results of operations for the eight most recently ended quarters.  The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the selected quarterly information when read in conjunction with the consolidated financial statements and notes included elsewhere in this document.  The Company’s results from operations may vary substantially from quarter to quarter. Accordingly, the operating results for a quarter are not necessarily indicative of results for any subsequent quarter or for the full year.  The Company has experienced and expects to continue to experience significant fluctuations in quarterly results.  The following quarterly information for September 30, 2009, December 31, 2009, and March 31, 2010 has been corrected from amounts previously reported; see Footnote 2 – Summary of Significant Accounting Policies for additional information.

Consolidated Statements of Operations	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Fiscal 2010
(in thousands, except loss per share)	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Revenue	$42,402	$48,194	$46,606	$54,076
Cost of revenue	33,089	32,436	33,797	41,295

Gross profit (loss)	9,313	15,758	12,809	12,781

Operating expenses:
Selling, general, and administrative	12,227	9,023	14,004	7,295
Research and development	7,513	7,596	7,147	7,282
Total operating expenses	19,740	16,619	21,151	14,577

Operating loss	(10,427)	(861)	(8,342)	(1,796)

Other expense (income):
Interest income	(2)	(17)	(3)	(2)
Interest expense	116	103	111	109
Foreign exchange loss (gain)	232	729	928	(881)
Change in fair value of financial instruments	1,132	(322)	(176)	(159)
Cost of financing instruments	228	108	12	22
Total other expense (income)	1,706	601	872	(911)

Net loss	$(12,133)	$(1,462)	$(9,214)	$(885)

Per share data:
Net loss per basic and diluted share	$(0.15)	$(0.02)	$(0.11)	$(0.01)

Weighted-average number of basic and diluted shares outstanding	81,113	82,459	84,117	85,009

Significant transactions that affect the comparability of the Company’s operating results and financial condition include:

Fiscal 2010:

-	In June 2010, the Company recorded a $2.4 million reserve on accounts receivable related to a solar power system contract that management had uncertainty with respect to its total collectability.

-
In June 2010, the Company incurred a one-time non-recurring $2.8 million charge associated with a termination fee on the Company’s previously announced joint venture with Tangshan Caofeidian Investment Corporation.

-
Throughout the year, the Company incurred $4.7 million related to legal expenses associated with certain patent and other litigation, all of which was recorded as a sales, general, and administrative expense.

Consolidated Statements of Operations	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Fiscal 2009
(in thousands, except loss per share)	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Revenue	$54,056	$43,284	$38,489	$40,527
Cost of revenue	52,467	50,289	40,917	38,993

Gross profit (loss)	1,589	(7,005)	(2,428)	1,534

Operating expenses:
Selling, general, and administrative	12,159	11,966	10,914	11,736
Research and development	8,110	6,891	5,654	6,445
Impairments	33,781	-	27,000	-
Total operating expenses	54,050	18,857	43,568	18,181

Operating loss	(52,461)	(25,862)	(45,996)	(16,647)

Other expense (income):
Interest income	(50)	(30)	(3)	(1)
Interest expense	195	143	105	99
Foreign exchange loss (gain)	472	908	(745)	(481)
Gain from the sale of an unconsolidated affiliate	-	(3,144)	-	-
Impairment of investment	367	-	-	-
Total other expense (income)	984	(2,123)	(643)	(383)

Net loss	$(53,445)	$(23,739)	$(45,353)	$(16,264)

Per share data:
Net loss per basic and diluted share	$(0.69)	$(0.30)	$(0.57)	$(0.20)

Weighted-average number of basic and diluted shares outstanding	77,816	78,384	79,700	80,647

Significant transactions that affect the comparability of the Company’s operating results and financial condition include:

Fiscal 2009:

-	In December 2008, the Company recorded non-cash impairment charges totaling $33.8 million related to goodwill and intangible assets in the Fiber Optics segment.

-	In January 2009, the Company sold its remaining interest in Entech Solar Inc (formerly WorldWater and Solar Technologies Corporation) for a gain of $3.1 million.

-	In June 2009, the Company recorded a non-cash impairment charge totaling $27.0 million related to long-lived assets in the Fiber Optics segment.

-	Throughout the year, the Company incurred the following significant expenses within operations:

-	Additional inventory provisions related to excess, obsolete, and lower of cost or market valuation adjustments totaling $16.1 million;
-	Provisions for losses on firm purchase agreements totaling $8.5 million; and,
-	Additional provisions for doubtful accounts totaling $5.1 million.

-
The Company incurred $2.0 million related to severance and restructuring charges and $5.6 million related to legal expenses associated with certain patent and other litigation, all of which was recorded as a sales, general, and administrative expense.

NOTE 22.  Subsequent Event

Credit Facilities:

On November 11, 2010, the Company entered into a Credit and Security Agreement (the “Loan Agreement”) with Wells Fargo Bank National Association.  The Loan Agreement provides the Company with a three-year revolving credit facility of up to $35 million that can be used for working capital requirements, letters of credit, and other general corporate purposes.  The credit facility is secured by substantially all of the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable and inventory accounts, which is in the process of being finalized.   The Company expects at least 40% of the total amount of credit under the Loan Agreement to be available for use based on the borrowing base formula during fiscal year 2011.

The Loan Agreement contains customary representations and warranties, and affirmative and negative covenants, including among other things minimum tangible net worth and EBITDA covenants and limitations on liens and certain additional indebtedness and guarantees.   The Loan Agreement also contains certain events of default, including a subjective acceleration clause.  Under this clause, Wells Fargo may declare an event of default if it believes in good faith that the Company’s ability to pay all or any portion of its indebtedness with Wells Fargo or to perform any of its material obligations under the Loan Agreement has been impaired, or if it believes in good faith that there has been a material adverse change in the business or financial condition of the Company.  If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the Loan Agreement, cease making advances under the Loan Agreement or take possession of the Company’s assets that secure its obligations under the Loan Agreement.   The Company does not anticipate at this time any change in the business or financial condition of the Company that could be deemed a material adverse change by Wells Fargo.

On November 12, 2010, the Company borrowed $5.6 million under the Loan Agreement and used the proceeds to repay the entire $5.2 million debt outstanding under the Company’s Loan and Security Agreement, dated as of September 29, 2008, with Bank of America, N.A. (the “Prior Credit Agreement”).  Afterwards, the Company terminated the Prior Credit Agreement.  The guarantees provided by the Company and certain of its subsidiaries under the Prior Credit Agreement terminated simultaneously with the Prior Credit Agreement.  The Company did not incur any penalties in connection with the termination of the Prior Credit Agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
EMCORE Corporation:

We have audited the accompanying consolidated balance sheet of EMCORE Corporation and subsidiaries (the “Company”) as of September 30, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year ended September 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMCORE Corporation and subsidiaries as of September 30, 2010, and the results of their operations and their cash flows for the year ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 10, 2011 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Albuquerque, New Mexico
January 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EMCORE Corporation
Albuquerque, NM

We have audited the accompanying consolidated balance sheet of EMCORE Corporation and subsidiaries (the "Company") as of September 30, 2009, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for the years ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EMCORE Corporation and subsidiaries as of September 30, 2009, and the results of their operations and their cash flows for the years ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Dallas, Texas
December 29, 2009
(January 10, 2011 as to the effects of correcting the 2009 financial statements described in Note 2)

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act) as of the end of the period covered by this report.  Based upon this evaluation, management concluded that as of September 30, 2010, the Company’s disclosure controls and procedures were not effective because of the material weaknesses described in Management’s Annual Report on Internal Control over Financial Reporting.

In light of the material weaknesses described in Management’s Annual Report on Internal Control over Financial Reporting, additional analyses and other procedures were performed to ensure that the Company’s consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  These measures included expanded year-end closing procedures, the dedication of significant internal resources to scrutinize account analyses and reconciliations, and management’s own internal reviews and efforts to remediate the material weaknesses in internal control over financial reporting described below.  As a result of these measures, management concluded that the Company’s consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s consolidated financial position, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Attached as exhibits to this Annual Report on Form 10-K are certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Act.  This Evaluation of Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of the Company’s Chief Executive Officer and Chief Financial Officer.

b.	Changes in Internal Control over Financial Reporting

Except for the changes described in section (d) below related to revenue and inventory reserve transactions, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

c.	Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Act, is a process designed by, or under the supervision of, the Chief Executive Officer and the Chief Financial Officer, and effected by the Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with GAAP.

The Company’s internal control over financial reporting includes those policies and procedures that:

1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and,

3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by individual acts, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In evaluating the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010, management used the criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the criteria established by COSO, management identified the following material weaknesses in the Company’s internal control over financial reporting as of September 30, 2010:

(i) Control activities related to certain inventory reserve transactions

The Company did not maintain effective controls over certain inventory reserve transactions.  Specifically, the Company did not have effectively designed controls to prevent the reversal of certain inventory reserves and provide reasonable assurance that inventory reserves were recorded in accordance with GAAP.  These controls did not detect accounting errors which resulted in an immaterial correction to the Company’s prior period consolidated financial statements.

(ii) Control activities related to certain inventory held by third parties

The Company did not maintain effective controls over certain inventory held by third parties.  Specifically, reconciliations of inventory held by third parties were not performed on a part-by-part basis; therefore, controls were not designed and in place to provide reasonable assurance that the inventory held by third parties was recorded in accordance with GAAP.

As a result of those material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control - Integrated Framework issued by COSO.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an auditors’ report on the Company’s internal control over financial reporting as of September 30, 2010, and such auditors’ report is included on page 93 of this Annual Report on Form 10-K.

d.	Completed and In Process Remediation Actions to Address the Internal Control Weaknesses

As previously reported in the Company’s June 30, 2010 Quarterly Report on Form 10-Q, the Company had the following material weakness as of June 30, 2010, which was remediated as of September 30, 2010:

Control activities related to certain revenue transactions

The Company did not maintain effective controls over certain revenue transactions that occurred near quarter end.  Specifically, controls failed to provide reasonable assurance that sales transactions were recorded in the proper period.

In response to the identified material weakness related to certain revenue transactions described above and the material weaknesses described in Management’s Annual Report on Internal Control over Financial Reporting, the Company has dedicated significant resources to improving its control environment.  Management believes that actions taken during the quarter ended September 30, 2010, along with other improvements not yet fully implemented, will address the material weaknesses in the Company’s internal control over financial reporting noted above.  Company management plans to continue to review and make changes to the overall design of its control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting.  In particular, the Company has implemented, or plans to implement, the measures described below to remediate the material weaknesses described above.

(i) Completed Remediation Action

Control activities related to certain revenue transactions - Revenue reports from the Company’s operating systems for the last seven (7) business days of the fiscal year and the first five (5) business days of the new fiscal year, the time period determined by the Company that creates the greatest risk for improper revenue recognition, were reviewed by personnel with the appropriate accounting knowledge to ensure revenue was recognized in the proper period.  The Company also plans to perform this control on a quarterly basis.

Based on the implementation of the additional control discussed above and the subsequent substantive testing of this control, management has concluded that the material weakness related to certain revenue transactions has been remediated as of September 30, 2010 and that the timing of recording sales transactions and the related internal control over financial reporting is now effective.

(ii) In Process Remediation Actions

Control activities related to certain inventory reserve transactions - On a quarterly basis, the Company’s Finance Department will complete the excess and obsolete (E&O) reserve rollforward from the prior period by part number to ensure that any decrease in the E&O reserve is attributed to a sale or disposal.  The remediation of the material weakness related to certain inventory reserve transactions was in process as of September 30, 2010.

Control activities related to certain inventory held by third parties - On a quarterly basis, reconciliations will be performed on both a total dollar basis and on a part-by-part basis to ensure that inventory held by third parties has been recorded in accordance with GAAP.

Management intends to continue to monitor the effectiveness of these actions and will make changes to the action plans if deemed necessary and appropriate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
EMCORE Corporation:

We have audited EMCORE Corporation’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EMCORE Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to certain inventory reserves transactions and certain inventory held by third parties have been identified and included in management’s assessment.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of EMCORE Corporation and subsidiaries as of September 30, 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year ended September 30, 2010.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this report does not affect our report dated January 10, 2011, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, EMCORE Corporation has not maintained effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

KPMG LLP
Albuquerque, New Mexico
January 10, 2011

ITEM 9B.  Other Information

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Information regarding our executive officers and directors required by this Item is incorporated by reference to the Company’s Definitive Proxy Statement in connection with the 2011 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended September 30, 2010.  Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Section entitled “Governance of the Company – Board Committees” in the Proxy Statement.

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

ITEM 11.  Executive Compensation

Information required by this Item is incorporated by reference to the sections entitled “Directors Compensation for Fiscal year 2010,” “Compensation Discussion and Analysis,” “Executive Compensation,”  “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

ITEM 13.  Certain Relationships, Related Transactions and Director Independence

Information regarding required by this Item is incorporated by reference to the sections entitled “Governance of the Company – Related Person Transaction Approval Policy” and “Governance of the Company – Director Independence”  in the Proxy Statement.

ITEM 14.  Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the section entitled “Ratification of the Appointment of Independent Registered Public Accounting Firm – Fiscal 2010 & 2009 Auditor Fees and Services” in the Proxy Statement.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Included in Part II, Item 8 of this Annual Report on Form 10-K:

-	Consolidated Statements of Operations for the fiscal years ended September 30, 2010, 2009, and 2008
-	Consolidated Balance Sheets as of September 30, 2010 and 2009
-	Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the fiscal years ended September 30, 2010, 2009, and 2008
-	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2010, 2009, and 2008
-	Notes to Consolidated Financial Statements
-	Reports of Independent Registered Public Accounting Firms

(a)(2)	Financial Statement Schedules

The applicable financial statement schedules required under this Item 15(a)(2) are presented in the Company's consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K.

(a)(3)	Exhibits

2.1
Stock Purchase Agreement, dated as of April 13, 2007, by and among the Company, Opticomm Corporation, and the persons named on Exhibit 1 thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 19, 2007).

2.2
Asset Purchase Agreement, dated December 17, 2007, between the Company and Intel Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2008)

2.3
Securities Purchase Agreement, dated February 15, 2008, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

2.4
Registration Rights Agreement, dated February 15, 2008, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

2.5
Warrant to Purchase Common Stock, dated February 19, 2008, between the Company and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

2.6	Asset Purchase Agreement, dated April 9, 2008, between the Company and Intel Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2008)

2.7
Common Stock Purchase Agreement, dated October 1, 2009, between the Company and Commerce Court Small Cap Value Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

2.8
Warrant to Purchase Common Stock, dated October 1, 2009, between the Company and Commerce Court Small Cap Value Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

2.9
Amendment to Common Stock Purchase Agreement, dated November 24, 2009, between the Company and Commerce Court Small Cap Value Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2009).

3.1	Restated Certificate of Incorporation, dated April 4, 2008 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 4, 2008).

3.2	Amended By-Laws, as amended through August 7, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 13, 2008).

4.1	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 filed on February 24, 1997).

10.1†	1995 Incentive and Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the Registration Statement on Form S-1 filed on February 6, 1997).

10.2†	1996 Amendment to Option Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed on February 6, 1997).

10.3†	MicroOptical Devices, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on February 6, 1998).

10.4†
Outside Directors Cash Compensation Plan, effective October 20, 2005, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2006).

10.5
Exchange Agreement, dated as of November 10, 2005, by and between Alexandra Global Master Fund Ltd. and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on December 14, 2005).

10.6
Investment Agreement, dated November 29, 2006, between WorldWater and Power Corporation and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2006).

10.7
Registration Rights Agreement, dated November 29, 2006, between WorldWater and Power Corporation and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2006).

10.8
Letter Agreement, dated November 29, 2006, between WorldWater and Power Corporation and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 5, 2006). Confidential treatment has been requested by the Company with respect to portions of this document.  Such portions are indicated by “*****”.

10.9†	Dr. Hong Hou Offer Letter, dated December 14, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2006).

10.10
Consents to Amendment and Waiver, dated as of April 9, 2007, by and among the Company and certain holders of the Company’s convertible subordinated notes thereto (incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed on April 10, 2007).

10.11†	Executive Severance Policy, effective May 1, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2007).

10.12
Memorandum of Understanding, dated as of September 26, 2007, between Lewis Edelstein and the Company regarding shareholder derivative litigation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on November 1, 2007).

10.13
Stipulation of Compromise and Settlement, dated as of November 28, 2007, executed by the Company and the other defendants and the plaintiffs in the Federal Court Action and the State Court Actions (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on December 31, 2007).

10.14†	2007 Directors’ Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2008).

10.15†	Fiscal 2008 Executive Bonus Plan, adopted March 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2008).

10.16†	Mr. John M. Markovich Offer Letter, dated August 7, 2008 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed December 30, 2008).

10.17
Loan and Security Agreement, dated as of September 29, 2008, between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K filed December 30, 2008).

10.18
First Amendment to Loan and Security Agreement, dated February 16, 2009, between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2009).

10.19
Third Amendment to Loan and Security Agreement, dated April 30, 2009, between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2009).

10.20
Fourth Amendment to Loan and Security Agreement, dated May 8, 2009, between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 17, 2009).

10.21
Fifth Amendment to Loan and Security Agreement, dated November 30, 2009, between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2009).

10.22
Sixth Amendment to Loan and Security Agreement, dated February 8, 2010, between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2010).

10.23
Seventh Amendment to Loan and Security Agreement, dated May 6, 2010, between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2010).

10.24
Eighth Amendment to Loan and Security Agreement, dated August 11, 2010, between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2010).

10.25†	EMCORE Corporation 2000 Stock Option Plan, as amended and restated on April 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2009).

10.26†
EMCORE Corporation 2000 Employee Stock Purchase Plan, as amended and restated on April 30, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2009).

10.27†
Directors’ Stock Award Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement of Form S-8 filed on November 5, 1997, as amended and incorporated herein by reference to Exhibit 99.1 by the Registration Statement on Form S-8 filed on June 5, 2009).

10.28
Share Purchase Agreement, dated February 3, 2010, by and among Tangshan Caofeidian Investment Corporation, Ltd. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2010).

10.29
Shareholders Agreement, dated February 3, 2010, by and among Tangshan Caofeidian Investment Corporation, Ltd. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2010).

10.30
Supplemental Agreement, dated February 3, 2010, by and among Tangshan Caofeidian Investment Corporation, Ltd. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2010).

10.31
Credit and Security Agreement, dated November 11, 2010, between Wells Fargo Bank National Association and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 17, 2010).

10.32*	Joint Venture Contract, dated July 30, 2010, by and between San’An Optoelectronics, Co., Ltd. and the Company.

10.33*	Cooperation Agreement, dated July 30, 2010, by and between Fujian San’An Group Corporation and the Company.

10.34*	Mr. Mark Weinswig Offer Letter, dated September 10, 2010.

10.35*
Investment Cooperation Agreement on the Project of Terrestrial Application of High Concentration Photovoltaic Systems and Components, dated December 4, 2010, by and among Huainan Municipal Government, San’an Optoelectronics Co., Ltd., and the Company.

14.1	Code of Ethics for Financial Professionals (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on December 24, 2003).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

23.2*	Consent of Deloitte & Touche LLP.

31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 10, 2011.

31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 10, 2011.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 10, 2011.

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 10, 2011.

__________
* Filed herewith
† Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCORE CORPORATION

Date: January 10, 2011	By:	/s/ Hong Q. Hou, Ph.D.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on January 10, 2011.

Signature	Title

/s/ Thomas Russell
Thomas J. Russell, Ph.D	Chairman Emeritus

/s/ Reuben Richards
Reuben F. Richards, Jr.	Executive Chairman & Chairman of the Board

/s/ Hong Hou
Hong Q. Hou, Ph.D	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Mark Weinswig
Mark Weinswig	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles Scott
Charles T. Scott	Director

/s/ John Gillen
John Gillen	Director

/s/ Robert Bogomolny
Robert Bogomolny	Lead Director

/s/ Sherman McCorkle
Sherman McCorkle	Director