Form 10-K/A
period 2010-09-30
EMCORE CORP
filed 2011-01-28
CIK 808326

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes   ☒ No

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

The number of shares outstanding of the registrant’s no par value common stock as of January 10, 2011 was 85,337,798.

EMCORE Corporation
FORM 10-K/A
For The Fiscal Year Ended September 30, 2010
TABLE OF CONTENTS

			PAGE

		Explanatory Note	2

Part II
	Item 9B.	Other Information	2

Part III
	Item 10.	Directors, Executive Officers and Corporate Governance	3
	Item 11.	Executive Compensation	6
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	19
	Item 14.	Principal Accounting Fees and Services	20

Part IV
	Item 15.	Exhibits and Financial Statement Schedules	22

		SIGNATURES	26

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, that was filed with the Securities and Exchange Commission (“SEC”) on January 10, 2011 (the “Original Filing”).  We are filing this Amendment to include (i) information under Item 9B and (ii) the information required by Part III and not included in the Original Filing, because we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended September 30, 2010.

Except as set forth in Item 9B and Part III below, no other changes are made to the Original Filing.  Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.  Throughout this report, references to “EMCORE”, the “Company”, “we”, “our”, or “us” refer to EMCORE Corporation and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

PART II

ITEM 9B.	Other Information

Executive Bonus Plan for Fiscal Year 2011

At a meeting on November 9, 2010, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of EMCORE Corporation (the “Company”) adopted a cash incentive plan for its Named Executive Officers for the fiscal year ending September 30, 2011 (the “2011 Bonus Plan”). The 2011 Bonus Plan links cash incentive compensation to the Company’s financial performance, as well as non-financial and strategic operating objectives and individual and business group performance. Pursuant to the 2011 Bonus Plan, a bonus target for each eligible executive is created, representing a percentage of that executive’s annual base salary.  The following targets have been set based upon annual salaries for the indicated Named Executive Officers:

●	Reuben F. Richards, Jr., Executive Chairman and Chairman of the Board – 80%
●	Hong Q. Hou, Ph.D., Chief Executive Officer – 80%
●	Christopher Larocca, Chief Operating Officer – 50%
●	Mark Weinswig, Chief Financial Officer – 35%
●	Charlie Wang, Executive Vice President, China Operations – 35%
●	Monica Van Berkel, Chief Administrative Officer – 35%

Their bonus amounts will be determined by the Compensation Committee based on the achievement of corporate and individual performance targets, which will be weighted 75% based on corporate performance metrics (25% EBITDA, 25% revenue, 25% free cash flow) and 25% based on strategic and individual objectives. Payment of bonuses (if any) is normally made after the end of the performance period during which the bonuses were earned. Bonuses normally will be paid in cash in a single lump sum, subject to payroll taxes and tax withholdings.

The Compensation Committee retains the ability to modify individual executive bonuses based upon individual performance and the successful completion of business projects and other management performance objectives. In addition, the Compensation Committee may make long-term equity incentive grants to executive officers and employees which are not covered under the terms of the 2011 Bonus Plan.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Pursuant to EMCORE’s Restated Certificate of Incorporation, the Board of Directors of EMCORE is divided into three classes as set forth in the following table. The directors in each class hold office for staggered terms of three years. The Class A directors, Messrs. Russell, Richards and Bogomolny are each being proposed for a three-year term (expiring in 2014) at our 2011 Annual Meeting of Shareholders (the “Annual Meeting”).

The following table sets forth certain information regarding the members of and nominees for the Board of Directors:

Name and Other Information	Age	Class and Year in Which Term Will Expire	Principal Occupation	Served as Director Since

NOMINEES FOR ELECTION AT THE ANNUAL MEETING

Thomas J. Russell, Ph.D. (2) (4)	79	Class A 2011	Chairman Emeritus of the Board, EMCORE Corporation	1995
Reuben F. Richards, Jr.	55	Class A 2011	Executive Chairman, Chairman of the Board, EMCORE Corporation	1995
Robert L. Bogomolny (1) (2) (3) (4)	72	Class A 2011	President, University of Baltimore	2002

DIRECTORS WHOSE TERMS CONTINUE

Charles T. Scott (1) (2) (3) (4)	61	Class B 2013	Director	1998
Hong Q. Hou, Ph.D.	46	Class B 2013	Chief Executive Officer, EMCORE Corporation	2006

Sherman McCorkle (1) (3) (4)	67	Class B 2013	President and Chief Executive Officer, Technology Ventures Corporation	2009
John Gillen (1) (2) (3)(4)	69	Class C 2012	Partner, Gillen and Johnson, P.A., Certified Public Accountants	2003

(1)	Member of Audit Committee.
(2)	Member of Nominating Committee.
(3)	Member of Compensation Committee.
(4)	Determined by the Board of Directors to be an independent director according to the rules of The NASDAQ Stock Market (“NASDAQ”).

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information with respect to the nominees for the office of director and other directors and executive officers of EMCORE.

THOMAS J. RUSSELL, Ph.D., 79, has been a director of the Company since May 1995 and was elected Chairman of the Board on December 6, 1996. In March 2008, Dr. Russell was named Chairman Emeritus.  Dr. Russell founded Bio/Dynamics, Inc. in 1961 and managed the company until its acquisition by IMS International in 1973, following which he served as President of that company’s Life Sciences Division. From 1984 until 1988, he served as director, then as Chairman of IMS International until its acquisition by Dun & Bradstreet in 1988. From 1988 to 1992, he served as Chairman of Applied Biosciences, Inc., and was a director until 1996. In 1990, Dr. Russell was appointed as a director of Saatchi & Saatchi plc (now Cordiant plc), and served on that board until 1997. He served as a director of Adidas-Salomon AG from 1994 to 2001. He also served on the board of LD COM Networks until 2004. He holds a Ph.D. in physiology and biochemistry from Rutgers University.  Dr. Russell’s business and leadership expertise, experiences as a director at other public companies and familiarity with the Company’s business garnered through his tenure as a director, Chairman Emeritus and former Chairman of the Board of the Company were the primary qualifications that have led the Board to conclude that he should serve as a director of our Company.

REUBEN F. RICHARDS, JR., 55, has been a director since May 1995 and Chairman of the Board of Directors and the Company’s Executive Chairman since March 2008.  Mr. Richards joined the Company in October 1995 and served in various executive capacities.  Mr. Richards previously served as the Company’s Chief Executive Officer from December 1996 until March 2008. From October 1995 to December 2006, Mr. Richards served as the Company’s President. Mr. Richards also served as the Company’s interim Chief Financial Officer from August to October 2010.  From September 1994 to December 1996, Mr. Richards was a Senior Managing Director of Jesup & Lamont Capital Markets, Inc. (an affiliate of a registered broker-dealer). From December 1994 to December 1996, he was a member and President of Jesup & Lamont Merchant Partners, L.L.C. From 1992 through 1994, Mr. Richards was a principal with Hauser, Richards & Co., a firm engaged in corporate restructuring and management turnarounds. From 1986 until 1992, Mr. Richards was a director at Prudential-Bache Capital Funding in its Investment Banking Division. Mr. Richards also served on the Board of Directors of the Company’s former joint venture, GELcore LLC, from 1998 to 2006. Mr. Richards served as a director of WorldWater & Solar Technologies Corporation from November 2006 to January 2009.  Mr. Richards’ broad-based business skills and experience, leadership expertise, and knowledge of complex business and financial matters, in-depth understanding of the Company’s business and industry garnered through his tenure as a Director and Chairman of the Board of the Company, as well as his experience as director at other public companies in the industry, were the primary qualifications that have led the Board to conclude that he should serve as a director of our Company.

HONG Q. HOU, Ph.D., 46, has served as a director of the Company since December 2006. Dr. Hou joined the Company in 1998 and co-founded its Photovoltaics division. From 2000 to 2004, Dr. Hou managed the Company’s Digital Fiber Optic Products division. From December 2006 until March 2008, Dr. Hou served as President and Chief Operating Officer of the Company, and on March 31, 2008, he was named as the Chief Executive Officer. From 1995 to 1998, Dr. Hou was a Principal Member of Technical Staff at Sandia National Laboratories. He was a Member of Technical Staff at AT&T Bell Laboratories from 1993 to 1995. He holds a Ph.D. in Electrical Engineering from the University of California at San Diego, and a Bachelor of Science degree from Jilin University in China. He has published over 150 journal articles and holds seven U.S. patents. Dr. Hou currently serves on the Board of Directors of the Greater Albuquerque Chamber of Commerce and the Kirtland Partnership Committee. Until January 2009, Dr. Hou also served as a director of Crystal IS, Inc., and WorldWater & Solar Technologies Corporation.  Dr. Hou’s extensive technical and industry expertise, experiences as a director at other public companies and in-depth knowledge of the Company’s business and industry garnered through his tenure at the Company, including as a director and chief executive officer, as well as through his directorship at other public companies in the industry, were the primary qualifications that have led the Board to conclude that he should serve as a director of our Company.

CHARLES T. SCOTT, 61, has served as a director of the Company since February 1998. He is currently a non-executive director of several other companies, including Flybe Group plc and In Technology plc. From January 1, 2004, until August 31, 2010, he was the Chairman of the Board of Directors of William Hill plc, a leading provider of bookmaking services in the United Kingdom. Prior to that, Mr. Scott served as Chairman of a number of companies, including Cordiant Communications Group plc, (formerly Saatchi & Saatchi Company plc), and Robert Walters plc. Mr. Scott is a chartered accountant. Mr. Scott’s extensive accounting, finance and business experience, experiences as a Chairman and director at other international public companies and familiarity with the Company’s business garnered through his tenure as a director of the Company were the primary qualifications that have led the Board to conclude that he should serve as a director of our Company.

JOHN GILLEN, 69, has served as a director of the Company since March 2003.  Mr. Gillen has been a partner in the firm of Gillen and Johnson, P.A., Certified Public Accountants since 1974. Prior to that time, Mr. Gillen was employed by the Internal Revenue Service and Peat Marwick Mitchell & Company, Certified Public Accountants (now KPMG LLP).  Mr. Gillen’s extensive finance, accounting and financial reporting experience, as well as his familiarity with the Company’s business garnered through his tenure as a director of the Company were the primary qualifications that have led the Board to conclude that he should serve as a director of our Company.

ROBERT L. BOGOMOLNY, 72, has served as a director of the Company since April 2002. Since August 2002, Mr. Bogomolny has served as President of the University of Baltimore. Prior to that, he served as Corporate Senior Vice President and General Counsel of G.D. Searle & Company, a pharmaceuticals manufacturer, from 1987 to 2001. At G.D. Searle, Mr. Bogomolny was responsible at various times for its legal, regulatory, quality control, and public affairs activities. He also led its government affairs department in Washington, D.C., and served on the Searle Executive Management Committee.  Mr. Bogomolny’s business, management, legal, regulatory, public policy and government affairs experience, as well as his familiarity with the Company’s business garnered through his tenure as a Director were the primary qualifications that have led the Board to conclude that he should serve as a director of our Company.

SHERMAN MCCORKLE, 67, has served as a director of the Company since December 2009. Mr. McCorkle is a native New Mexican, and has spent most of his career deeply involved in the New Mexico business community. Mr. McCorkle is Chief Executive Officer and President of Technology Ventures Corporation, a nonprofit private foundation that helps startup companies that are developing technology from the national laboratories, positions he has held since that company's inception in 1993. Mr. McCorkle co-founded New Mexico Bank and Trust in 1998 and has served as Charter Director since it was founded. In 1992, Mr. McCorkle co-founded First Community Bank, and served as Charter Director from 1992 to 1998. He served as Chief Executive Officer and President of Sunwest Credit Services Corporation from 1988 to 1993.  Mr. McCorkle’s finance, investment and banking experience, as well as his experiences as a director at other companies, were the primary qualifications that have led the Board to conclude that he should serve as a director of our Company.

Non-Director Executive Officers

CHRISTOPHER LAROCCA, 38, joined the Company in May 2004 as Senior Director of Business Development and Product Strategy and served in that capacity until January 2005.  Between January 2005 and March 2007, Mr. Larocca served as Senior Director of Marketing and Sales for EMCORE’s Broadband division.  From March 2007 to February 2009, he served as Vice President and General Manager of EMCORE’s Broadband Division.  From February 2009 to May 2009, Mr. Larocca served as Executive Vice President and General Manager of EMCORE's Solar Photovoltaics division.  In May 2009, he was promoted to Chief Operating Officer.  Between April 2001 and May 2004, Mr. Larocca served as Vice President of GELcore, a solid-state lighting joint venture between EMCORE and General Electric. Prior to joining GELcore in 2001, he held a variety of commercial and Six Sigma roles within General Electric’s Lighting division. Mr. Larocca holds a Master Degree in Business Administration from the University of Southern California and a Bachelor of Science degree in Civil Engineering from Clemson University.

CHARLIE WANG, Ph.D., 53, joined the Company in May 1998 as a Senior Development Engineer. From 2000 to 2003, Dr. Wang served as R&D Manager, and from 2003 to 2007, he served as Engineering Director, and later Development Director for EMCORE’s Digital Products division. From January 2007 to January 2011, Dr. Wang served as Vice President and General Manager, EMCORE China, one of the Company’s subsidiaries, and in January 2011 he was promoted to Executive Vice President, China Operations. Prior to joining EMCORE, Dr. Wang served as R&D Manager at Semiconductor Laser International Corporation (SLIC) from August 1996 to April 1998. Dr. Wang holds a Ph.D degree in Electrical Engineering from the University of New Mexico and a Master of Science degree in Optics from the Changchun Institute of Optics and Fine Mechanics in China. He is the Chairman of the Board for EMCORE’s subsidiary, Langfang EMCORE Optoelectronics Co. Ltd (EMCORE China), and also an adjunct professor for the Department of Electrical Engineering and Computer Engineering at the University of New Mexico.

MONICA VAN BERKEL, 42, joined the Company in May 2004 as Vice President, Human Resources.  From August 2007 to May 2009, she served as the Vice President, Business Management. In May 2009, Mrs. Van Berkel was promoted to Chief Administration Officer and is responsible for driving the strategic direction of the human resources and information technology functions and ensuring their alignment to the Company’s business. In addition, Mrs. Van Berkel is responsible for communicating with the Compensation Committee of the Board of Directors, and acts as Chairman of the 401(k) Committee. She is a veteran in the human resources field with 15 years of experience including senior human resources positions with companies such as: First Data, Gateway and Western Digital. During her career, Mrs. Van Berkel has managed human resource functions from start-ups to Fortune 500 companies, supporting industries in high tech, manufacturing, and professional services. Mrs. Van Berkel holds a Master of Science degree and Bachelor of Science degree in Administration of Justice from San Jose State University.

ALFREDO GOMEZ, 38, joined the Company in September 2007 as Corporate Counsel. From July 2009 to June 2010, Mr. Gomez served as Vice President and Deputy General Counsel. In June 2010, Mr. Gomez was promoted to General Counsel and Corporate Secretary.  Mr. Gomez started his legal career as a corporate associate with the Newport Beach, California law firm of Stradling Yocca Carlson & Rauth. Prior to joining EMCORE, Mr. Gomez served as in-house corporate counsel for Western Digital Corporation, from October 2003 to April 2005, and as Director of Legal Affairs for j2 Global Communications, Inc. from April 2005 to September 2007, where he was responsible for handling a wide variety of legal matters affecting the company.  Mr. Gomez holds a J.D. from the Georgetown University Law Center, and a Bachelor degree in Economics from Stanford University.

MARK WEINSWIG, 38, joined the Company in October 2010 as its Chief Financial Officer. Mr. Weinswig previously served as International Finance Director at Coherent, Inc. from September 2009 until October 2010.  Prior to that, he served as Interim Chief Financial Officer and Vice President of Finance at Avanex Corporation (now Oclaro) from July 2008 through August 2009.  During the period from January 2006 through July 2008, Mr. Weinswig was Director of Finance and Business Unit Controller at Coherent, Inc.  From September 2003 through January 2006, Mr. Weinswig served as Vice President, Financial Planning and Business Development at Avanex.  Mr. Weinswig’s responsibilities in his prior positions included oversight of the financial and accounting functions at his previous companies.  Mr. Weinswig began his career working at Morgan Stanley and PricewaterhouseCoopers. He received an M.B.A. from the University of Santa Clara and a B.S. in business administration from Indiana University. He has earned the CFA and CPA designations.

JOHN M. MARKOVICH, 54, joined the Company in August 2008 as Chief Financial Officer and served in that capacity until his departure on August 14, 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on the Company’s review of copies of all disclosure reports filed by directors and executive officers of the Company, pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and written representations furnished to the Company, the Company believes that, except for one late filing by Sherman McCorkle disclosing one purchase of shares through Mr. McCorkle’s 401(K) plan, there was compliance with all filing requirements of Section 16(a) applicable to directors and executive officers of the Company during fiscal year 2010.  During fiscal year 2010, no person or entity beneficially owned more than 10 percent of the Company’s common stock.

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

AUDIT COMMITTEE

The Company has a separately-designated standing Audit Committee (the “Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of Messrs. Scott (chairman), Gillen, Bogomolny and McCorkle. Each member of the Audit Committee is currently an independent director within the meaning of NASDAQ Listing Rule 5605(a)(2). The Board of Directors has determined that Messrs. Scott and Gillen are each Audit Committee Financial Experts. The Audit Committee met 17 times in fiscal 2010.

ITEM 11.	Executive Compensation

COMPENSATION OF DIRECTORS

The Board of Directors held 15 regularly scheduled and special telephonic meetings during fiscal 2010, and took certain other actions by unanimous written consent. During fiscal 2010, all directors of the Company attended at least 75% of the aggregate meetings of the Board and committees on which they served, during their tenure on the Board.

The Company compensates each non-employee director for service on the Board of Directors.  Director compensation for fiscal 2010 included the following:

DIRECTOR COMPENSATION FOR FISCAL YEAR 2010

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
Thomas J. Russell, Ph.D.	28,800	42,000	80,800
Charles T. Scott	57,250	52,500	128,250
John Gillen	54,550	55,500	125,550
Robert L. Bogomolny	50,950	46,000	117,450
Sherman McCorkle	30,900	--	81,400
(1)
Reuben F. Richards, Jr., the Company’s Executive Chairman and Chairman of the Board, and Hong Q. Hou, Ph.D., the Company’s Chief Executive Officer, are not included in this table because they are employees of the Company and receive no compensation for their services as directors. Their compensation is disclosed in the Summary Compensation Table below.

(2)	The amounts in this column reflect the dollar amounts granted in fiscal 2010 under the Company’s 2007 Directors’ Stock Award Plan, payment of which is made in common stock of the Company.

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

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes EMCORE’s executive compensation program and analyzes the compensation decisions made for the executive officers included in the Summary Compensation Table (the “Named Executive Officers”) for fiscal 2010.

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

The Company’s Annual Compensation Decision-Making Process

The Compensation Committee of the Board of Directors is responsible for setting and administering policies that govern EMCORE’s executive compensation program.  Following the end of each fiscal year, the Compensation Committee reviews the Company’s performance and the performance of each of the Named Executive Officers for the prior fiscal year and typically reviews market surveys and proxy statements of the Company’s peer group (“Peer Group”), which, for the Solar division, includes Evergreen Solar Inc., First Solar, Inc. and Sunpower Corporation, and, for the Fiber division, includes Finisar Corporation, JDS Uniphase Corporation and Opnext Inc., as well as companies that have the Company’s same Standard Industrial Classification (SIC) code and annual revenues of $500 million or less.  At least every three years, the Compensation Committee also retains the services of a compensation consultant to assist in gathering a more comprehensive set of comparative data (all comparative market data is collectively referred to as the “Comparative Compensation Data”). Based on such a review, the Compensation Committee discusses and approves any potential base salary increases related to the current fiscal year and awards annual cash incentives and equity grants in recognition of Company and individual performance for the prior fiscal year.

In November 2009, the Compensation Committee retained a compensation consultant to provide information to the Compensation Committee on all matters related to the fiscal year 2010 compensation of our Named Executive Officers and our compensation programs generally. R.D. Brown & Company was retained by the Compensation Committee as its compensation consultant.  The consultant compiled market capitalization, stock price, revenue, net income and earnings per share data for each Peer Group company, and for the five most highly compensated individuals at each Peer Group company, the consultant also compiled data regarding the executives’ base salary, non-equity incentives, equity awards and other benefits.  In addition, the consultant reviewed salary data from various other published market surveys. This information was reviewed by the Compensation Committee in making its compensation decisions for fiscal 2010.

Events after the End of the Fiscal Year

On October 8, 2010, the Board of Directors appointed Mark Weinswig as Chief Financial Officer of the Company. In connection with Mr. Weinswig’s appointment as Chief Financial Officer, the Compensation Committee approved the terms of Mr. Weinswig’s compensation.  Mr. Weinswig will be paid an annual base salary of $260,000 and is eligible to participate in the Company’s fiscal year 2011 Bonus Plan (defined below). Mr. Weinswig was also granted options to purchase 300,000 shares of EMCORE common stock pursuant to the Company’s 2010 Equity Incentive Plan  at an exercise price of $0.95 per share, which was the closing price of EMCORE’s common stock on October 11, 2010, the first day of Mr. Weinswig’s employment.  The options will vest in five equal annual installments commencing on October 11, 2011.  Mr. Weinswig was also reimbursed for relocation expenses and will be eligible to participate in other employee benefit plans that are generally available to EMCORE employees.

Base Salary

Base salaries for executives are determined based upon job responsibilities, level of experience, individual performance, and Comparative Compensation Data.  The goal for the base salary component is to compensate executives at a level that approximates the median salaries of individuals in comparable positions and markets, which we believe to be the threshold salary level needed to attract, motivate and retain talented executives.  Mr. Richards, the Company’s Executive Chairman, reviews the performance of the Chief Executive Officer and the other executive officers and recommends salary increases for these individuals to the Compensation Committee. The Executive Chairman also recommends salary increases for himself, based on his assessment of Comparative Compensation Data and his personal performance.  These recommendations are advisory and are based solely on the judgment and opinion of the Company’s Executive Chairman taking into account the above-listed factors and recommendation from the compensation consultant, if retained.  The Compensation Committee independently reviews, adjusts, where appropriate, and approves the salary increases, if any, for the Executive Chairman and other executive officers based upon the subjective discretion of the Compensation Committee reviewing the executive officer’s experience, responsibility and performance. The Company’s Compensation Committee targets the 50th percentile – the point at which 50% of the sample salaries are lower – when making salary determinations for our Named Executive Officers.  With respect to each executive officer, the Compensation Committee exercises its judgment as to how to weigh an executive officer’s individual experience, scope of responsibility and performance when determining any such salary increases. In executive session, the Compensation Committee reviews any salary increase for the Executive Chairman.  The Executive Chairman together with Dr. Hou, the Chief Executive Officer, reviews and approves base salary increases for the Company’s other executives.

Effective January 4, 2010, the Compensation Committee approved the following base salary increase for Mr. Larocca:

Mr. Larocca:  $234,300 to $260,000.

Effective January 4, 2010, the following base salary increases were approved for Dr. Wang and Mrs. Van Berkel:

Dr. Wang: from $180,015 to $230,000;

Mrs. Van Berkel: from $200,000 to $222,500;

Since Dr. Wang and Mrs. Van Berkel were not Named Executive Officers during fiscal year 2010, their base salary increases were approved by the Executive Chairman and the Chief Executive Officer of the Company.

Effective April 12, 2010, the Compensation Committee approved the following base salary increases for the following Named Executive Officers:

Dr. Hou:  from $420,000 to $450,445;

Mr. Richards:  from $437,325 to $450,445;

Mr. Markovich:  from $300,000 to $309,000.

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

After taking into consideration the difficult economic and market environment facing the Company at the end of the 2008 fiscal year and continuing through fiscal 2009, the Compensation Committee determined not to adopt a cash incentive plan for fiscal year 2010.

Although no cash incentive plan was adopted for the Company’s fiscal year 2010, the Company paid out the following bonuses to its Named Executive Officers in December 2010 in recognition of their accomplishments in executing a joint venture agreement with San’an Optoelectronics, Co., Ltd. (“Suncore”) for the development, manufacturing and distribution of CPV receivers, modules, and systems for terrestrial solar power applications, and securing significant economic incentives from the economic development organization of Huainan City in China:

Mr. Richards: $85,000;
Dr. Hou:  $85,000;
Mr. Larocca:  $26,000;
Dr. Wang:  $16,100; and
Mrs. Van Berkel:  $15,575

For the fiscal year ending September 30, 2011, the Compensation Committee adopted a cash incentive plan for its Named Executive Officers (the “2011 Bonus Plan”). The 2011 Bonus Plan links cash incentive compensation to the Company’s financial performance, as well as non-financial and strategic operating objectives and individual and business group performance.  Pursuant to the 2011 Bonus Plan, a bonus target for each eligible executive is created, representing a percentage of that executive’s annual base salary.  The following targets have been set based upon annual salaries for the indicated officers:

•	Mr. Richards – 80%
•	Dr. Hou – 80%
•	Mr. Larocca – 50%
•	Mr. Weinswig – 35%
•	Mr. Wang – 35%
•	Mrs. Van Berkel – 35%

Their bonus amounts will be determined by the Compensation Committee based on the achievement of corporate and individual performance targets, which will be weighted 75% based on corporate performance metrics (25% EBITDA, 25% revenue, 25% free cash flow) and 25% based on strategic and individual objectives. Payment of bonuses (if any) is normally made after the end of the performance period during which the bonuses were earned. Bonuses normally will be paid in cash in a single lump sum, subject to payroll taxes and tax withholdings.

The Compensation Committee retains the ability to modify individual executive bonuses based upon individual performance and the successful completion of business projects and other management performance objectives.

Long-Term Stock-Based Incentives

Long-term equity awards consist of stock options, restricted stock and performance stock, which are designed to give executive officers an opportunity to acquire shares of common stock of the Company to provide an incentive for the executives to continue to promote the best interests of the Company and enhance its long-term performance and to provide an incentive for executives to join and remain with the Company.  Equity awards are an effective tool for aligning the interests of our executives with the interests of our shareholders.

To date, the Company has only awarded long-term compensation in the form of stock options.  Stock options give an executive the right to buy a share of the Company’s common stock in the future at a predetermined exercise price.  The exercise price is the closing price of the common stock on the grant date.  New hire stock option awards vest over a five-year period while annual stock option awards vest over a four-year period.  Other supplemental stock option awards vest over a four-year period.  All options expire ten years after the grant date.  In addition, no one recipient can be granted an award of options to purchase more than 500,000 shares of common stock in any twelve month period.  Executives who voluntarily resign or are terminated for cause immediately forfeit all options that have not vested unless otherwise determined by the Compensation Committee.

In granting equity awards, the Compensation Committee uses its judgment and discretion and does not issue a targeted number of stock options, but rather reviews the executive’s individual performance and the performance of the Company in the prior fiscal year, as well as the Comparative Compensation Data, to determine the appropriate value of the award at the time it is granted.  Grants of stock options to executive officers are also based upon each executive officer’s relative position, responsibilities, historical and expected contributions to the Company, and the officer’s vested option balance from previous option grants, with primary weight given to the executive officer’s relative rank and responsibilities. Initial stock option grants designed to recruit an executive officer to join the Company may be based on negotiations with the officer, with reference to historical option grants to existing officers, and the Comparative Compensation Data.

In fiscal 2010, the Company did not make any long-term equity grants to its Named Executive Officers.

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

Medical, Dental, and Vision Benefits

The Company offers a standard benefits package to all of its employees, which includes medical, dental, and vision coverage.  The Named Executive Officers receive coverage at 100% whereas all other employees of the Company receive coverage ranging from 50% - 100% depending on the medical service performed.

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

Employees, including the Company’s Named Executive Officers, may elect to contribute to the 401(k) Plan through salary reduction up to the yearly maximum tax-deductible deferral allowed pursuant to IRS regulations.  A participant may elect to defer between 1-30% of his or her compensation per pay period.  The deferral amount will not be subject to income tax until distribution.   Each participant is able to direct his or her investment into any of the available investment options.  Participants’ contributions are vested at 100%.

EMCORE may provide a discretionary match of 50% of the first 6% of base compensation of a participant’s contribution to the 401(k) Plan and this matching contribution vests over an initial five-year period.  This matching contribution is in the form of the Company’s common stock.  Participants are able to exchange the Company’s common stock for other investment options within the 401(k) Plan upon receipt of the Company match.  Exchanges from other investment options to the Company’s common stock are not permitted under the 401(k) Plan.

An employee becomes eligible to participate in the 401(k) Plan on the first day of the month following his or her date of hire and attaining the age of 20 years.  A temporary or part-time employee is not eligible to participate in the 401(k) Plan until they have reached 1,000 work hours.  An EMCORE re-hire is eligible to participate in the 401(k) Plan immediately.

Employee Stock Purchase Plan

EMCORE offers all eligible employees, including EMCORE’s Named Executive Officers, the opportunity to acquire an ownership interest in EMCORE Corporation by purchasing shares of the Company’s common stock through a tax-qualified employee stock purchase plan (“ESPP”). Under the ESPP, an employee can withhold, through payroll deductions, up to 10% of his/her earnings, up to certain maximums, to be used to purchase shares of EMCORE’s common stock at certain plan-defined dates.  The option price is set at 85% of the market price for EMCORE’s common stock on either the first or last day of the offering period, whichever is lower.

Perquisites

From time to time, EMCORE provides perquisites to key executive officers, including the Named Executive Officers, as a recruiting and retention tool.  We believe that our perquisites are appropriate and we typically benchmark them against generally accepted corporate practices.   We did not provide perquisites to any Named Executive Officers in fiscal 2010.

EMCORE’s Severance Policy and Severance Agreements

Under the Company’s Executive Severance Policy, participants are eligible to receive certain severance benefits if their employment with the Company is terminated and the termination constitutes a “Separation of Service” within the meaning of Section 409A of the Internal Revenue Code.  However, participants are not eligible to receive severance benefits if they are terminated with cause, due to death or disability or if they voluntarily terminate their employment other than for good reason.  In addition, a participant that is eligible to receive severance benefits under the Severance Policy must execute an agreement (a “Separation Agreement”) prepared by the Company that includes, among other things, a release by the participant of the Company from any liability or obligation to the participant.  A participant will not receive severance benefits if the participant does not enter into a Separation Agreement with the Company, and all severance benefits will cease if the participant violates any provision of his or her Separation Agreement.

Under the Severance Policy, participants at the Chief /C-level Officers or higher will receive (i) for those hired or promoted prior to May 1, 2007, the continuation of their base salary for a period equal to one year and two weeks plus two additional weeks for each year the participant was employed by the Company, or (ii) for those hired or promoted on or after May 1, 2007, the continuation of their base salary for a period equal to one year and one week plus one additional week for each year the participant was employed by the Company.  All severance payments under the Company’s Executive Severance Policy will be paid out over time and on the regular paydays of the Company, to the extent administratively feasible.

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

If, following the sale, transfer, spin-off or other disposition to another party of the stock or assets of any subsidiary, business unit or division of the Company, a participant’s employment is terminated after the end of a fiscal year but before annual cash incentive awards or pay-for-performance payments are distributed and the participant would otherwise be entitled to a cash incentive award, the participant will remain entitled to the annual cash incentive award or pay-for-performance payment attributable to the immediately preceding fiscal year.  The Company will make this payment at the same time it pays the annual cash incentive awards or pay-for-performance payments to all of its other employees in accordance with the Company's normal practices, but no later than March 15th of the applicable year. The Severance Policy also provides that participants will be eligible for certain benefits, including continued payment of certain health insurance premiums, outplacement services and other perquisites.

Compensation of the Executive Chairman

The Compensation Committee annually reviews the compensation of Mr. Richards, Executive Chairman.  Mr. Richards participates in the same compensation programs and receives compensation based upon the same criteria as EMCORE’s other executive officers.  However, Mr. Richards’ compensation reflects the higher level of responsibility that he has with respect to the strategic direction of EMCORE, the Company’s financial and operating results, and interactions with the investment community.

Upon evaluation of the Company’s and Mr. Richards’ individual performance in fiscal 2010, as well as a review of the Comparative Compensation Data, the Compensation Committee determined that it was in the best interests of the Company and its shareholders to award Mr. Richards the base salary increase and bonus awards described above.

Tax and Accounting Considerations

Under Section 162(m) of the Internal Revenue Code, EMCORE may not deduct annual compensation in excess of $1 million paid to certain employees – generally its Chief Executive Officer and its four other most highly compensated executive officers, unless their compensation qualifies as performance-based compensation. While the Compensation Committee intends to structure performance-related awards in a way that will preserve the maximum deductibility of compensation awards, the Compensation Committee may from time to time approve awards that would vest upon the passage of time or other compensation, which would not result in qualification of those awards as performance-based compensation.

EXECUTIVE COMPENSATION

The table below sets forth certain information concerning the annual and long-term compensation earned for services in all capacities to the Company of those persons who during fiscal year 2010 (i) served as the Company’s Chief Executive Officer, (ii) served as the Company’s Chief Financial Officer, and (iii) were the three most highly-compensated officers (other than the Chief Executive Officer, and Chief Financial Officer).  Compensation information is provided for the fiscal years ended September 30, 2008, 2009 and 2010, except in cases where an individual was not a Named Executive Officer for the applicable year.

Summary Compensation Table for Fiscal 2010

Name and Principal Position	Year	Salary ($)	Bonus ($)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)		Total ($)
Reuben F. Richards, Jr. Executive Chairman and Chairman of the Board (1)	2010 2009 2008	434,129 388,546 437,325	85,000 0 0	0 177,660 2,582,690	0 0 78,719	384 384 374	(7) (7) (7)	519,513 566,590 3,099,108
Hong Q. Hou, Ph.D. Chief Executive Officer	2010 2009 2008	425,167 373,154 421,000	85,000 0 0	0 177,660 1,835,208	0 0 75,600	7,450 14,555 5,196	(8) (9) (10)	517,617 565,369 2,337,004
Christopher Larocca Chief Operating Officer (2)	2010 2009	250,603 209,969	26,000 0	0 285,311	0 0	8,452 6,683	(11) (12)	285,055 501,963
Charlie Wang Executive Vice President, China Operations	2010	214,638	16,100	0	0	5,566	(13)	236,304
Monica Van Berkel Chief Administration Officer	2010	214,327	15,575	0	0	7,330	(14)	237,232
John M. Markovich Chief Financial Officer (3)	2010 2009 2008	265,327 282,692 36,997	0 0 0	0 88,830 1,607,558	0 0 0	4,674 4,625 4,720	(15) (16) (17)	270,001 612,818 73,001	(18)

(1)	Mr. Richards also served as Interim Chief Financial Officer from August 14, 2010 to October 8, 2010.
(2)	Mr. Larocca was appointed to Chief Operating Officer on May 29, 2009.
(3)	Mr. Markovich served as Chief Financial Officer from August 18, 2008 until his departure on August 14, 2010.
(4)	The amounts in this column reflect the cash bonuses earned in each fiscal year in which they were reported, as approved by the Compensation Committee, and were paid in the following fiscal year.
(5)
The amounts in this column represent the grant date fair value, in accordance with FASB Accounting Standards Codification No. 718 - “Compensation – Stock Compensation” (without regard to estimated forfeitures related to a service based condition) . Assumptions used in the calculation of these amounts are included in footnote 4 to the Company’s audited financial statements for the fiscal years ended September 30, 2008 and 2009, included in the Company’s Annual Report on Form 10-K filed with the SEC on December 30, 2008 and December 29, 2009, respectively. These amounts reflect the Company’s accounting expense for these awards and do not necessarily correspond to the actual value that will be recognized by the Named Executive Officer.

(6)
The amounts in this column reflect the cash incentive awards earned in each fiscal year in which they were reported, as approved by the Compensation Committee, and were paid in the following fiscal year.

(7)	Consists of life insurance premiums.
(8)	Consists of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $7,066, which are made in EMCORE common stock.
(9)	Consists of life insurance premiums of $384, EMCORE’s matching contributions under its 401(k) plan of $5,071, which are made in EMCORE common stock and payments under a stock option tender of $9,100.
(10)	Consists of life insurance premiums of $374 and EMCORE’s matching contributions under its 401(k) plan of $4,822, which are made in EMCORE common stock.
(11)	Consists of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $8,068, which are made in EMCORE common stock.
(12)	Consists of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $6,299, which are made in EMCORE common stock.

(13)	Consists of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $5,182, which are made in EMCORE common stock.
(14)	Consists of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $6,946, which are made in EMCORE common stock.
(15)	Consists of life insurance premiums of $384, EMCORE’s matching contributions under its 401(k) plan of $2,423, which are made in EMCORE common stock, and relocation of $1,867.
(16)	Consists of life insurance premiums of $384 and EMCORE’s matching contributions under its 401(k) plan of $4,241, which are made in EMCORE common stock.
(17)	Consists of life insurance premiums of $374, and EMCORE’s matching contributions under its 401(k) plan of $346, which are made in EMCORE common stock and relocation of $4,000.
(18)
Effective November 20, 2009, Mr. Markovich voluntarily forfeited stock options exercisable into 475,000 shares of EMCORE common stock. Mr. Markovich received no consideration in exchange for his forfeiture of the stock options. These stock options were granted to Mr. Markovich on August 18, 2008 and had an exercise price of $5.57 per share.

Grants of Plan-Based Awards in Fiscal 2010

The Company did not make any grants of plan-based awards during fiscal 2010.

Outstanding Equity Awards as of September 30, 2010
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Reuben F. Richards, Jr.	72,500 225,000 250,000 50,000 50,000		- - 250,000 50,000 150,000	(2) (3) (4)	2.63 3.42 5.76 8.38 1.25	5/18/14 5/18/15 3/31/18 5/19/18 7/27/19
Hong Q. Hou, Ph.D.	35,000 6,875 55,000 245,000 191,250 75,000 97,500 50,000	(1)	- - - - 63,750 75,000 97,500 150,000	(5) (6) (3) (4)	2.89 3.00 7.29 5.76 8.78 6.67 8.38 1.25	5/18/14 2/28/15 8/28/16 12/14/16 9/25/17 4/3/18 5/19/18 7/27/19
Christopher Larocca	40,000 13,000 1,326 12,000 2,000 7,000 22,500 22,500 37,500 7,500 50,000 20,000		- - - - - - 7,500 7,500 37,500 22,500 150,000 60,000	(7) (5) (3) (8) (9) (4)	2.93 3.00 7.32 7.95 9.75 7.29 4.98 8.78 8.38 .69 1.31 1.25	5/19/14 2/28/15 12/29/15 3/10/16 4/5/16 8/28/16 3/29/17 9/25/17 5/19/18 2/27/19 5/29/19 7/27/19
Charlie Wang	3,000 18,750 14,000 12,000 2,000 11,250 1,000 35,000 15,000		- - - - - 3,750 1,000 35,000 45,000	(7) (10) (3) (4)	7.90 2.89 3.00 7.95 9.75 4.98 7.51 8.38 1.25	10/3/11 5/18/14 2/28/15 3/10/16 4/5/16 3/29/17 5/13/18 5/19/18 7/27/19

Outstanding Equity Awards as of September 30, 2010
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Monica Van Berkel	27,250 15,000 713 45,000 15,000 7,500 35,000 18,750 20,000	- - - - 5,000 2,500 35,000 56,250 60,000	(7) (5) (3) (9) (4)	3.08 3.00 7.32 7.29 4.98 8.78 8.38 1.31 1.25	5/24/14 2/28/15 12/29/15 8/28/16 3/29/17 9/25/17 5/19/18 5/29/19 7/27/19
John M. Markovich	25,000	-	(11)	1.25	7/27/19
__________________
(1)
In December 2008, the Company entered into a special tender offer with Dr. Hou regarding this option grant pursuant to which the exercise price was increased from $2.63 to $2.89, which represents the fair market value as of the actual measurement date for this option grant.

(2)	The unvested portions of these awards are scheduled to vest in two equal installments on March 31, 2011 and 2012.
(3)	The unvested portions of these awards are scheduled to vest in two equal installments on May 19, 2011 and 2012.
(4)	The unvested portions of these awards are scheduled to vest in three equal installments on July 27, 2011, 2012 and 2013.
(5)	The unvested portions of these awards are scheduled to vest in one installment on September 25, 2011.
(6)	The unvested portions of these awards are scheduled to vest in two equal installments on April 3, 2011 and 2012.
(7)	The unvested portions of these awards are scheduled to vest in one installment on March 29, 2011.
(8)	The unvested portions of these awards are scheduled to vest in three equal installments on February 27, 2011, 2012 and 2013.
(9)	The unvested portions of these awards are scheduled to vest in three equal installments on May 29, 2011, 2012 and 2013.
(10)	The unvested portions of these awards are scheduled to vest in two equal installments on May 13, 2011 and 2012.
(11)	Mr. Markovich terminated his employment with the company on August 14, 2010. In connection with his departure, Mr. Markovich’s options terminated on November 12, 2010.

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

The following are estimated payments and benefits that would be provided to each of Messrs. Richards, Hou, Larocca, Wang and Van Berkel in the event the executive’s employment is terminated under certain circumstances.  We have calculated these amounts based on the Company’s Executive Severance Policy (the “Severance Policy”). The calculations assume a termination date of September 30, 2010, the last business day of fiscal 2010.  The actual amounts of the payments and costs of the benefits, however, can only be determined at the time of an executive’s separation from the Company.

Name	Severance	COBRA (Company Part Only)	Outplacement Services
Reuben F. Richards, Jr.	$727,642	$21,132	$15,000
Hong Q. Hou, Ph.D.	$675,667	$21,132	$15,000
Christopher Larocca	$310,000	$18,080	$15,000
Charlie Wang	$287,500	$19,096	$15,000
Monica Van Berkel	$252,452	$17,350	$15,000

Vesting of Equity Awards in Connection with a Change in Control

Upon a change in control of the Company, unvested stock options will vest and become exercisable pursuant to the terms of the Company’s 2000 Stock Option Plan applicable to all plan participants.  As of September 30, 2010, except for Mr. Larocca, none of the Named Executive Officers would realize any gains from the acceleration of unvested stock options, measured by the difference between the closing price of $0.80 on September 30, 2010 and the option grant price.  The value of accelerating Mr. Larocca’s unvested stock options would be $3,300.

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

The Compensation Committee is responsible for evaluating the performance of the Executive Chairman, the Chief Executive Officer and other EMCORE officers, as well as reviewing and approving their compensation. The Committee also establishes and monitors overall compensation programs and policies for the Company, including administering the incentive compensation plans. The Committee’s processes and procedures for the consideration and determination of executive compensation are explained in greater detail in the Compensation Discussion and Analysis section.

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

 January 28, 2011

COMPENSATION COMMITTEE John Gillen, Chairman Charles T. Scott Robert L. Bogomolny Sherman McCorkle

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company’s Compensation Committee is comprised of Messrs. Gillen, Scott, Bogomolny and McCorkle.  No member of the Compensation Committee served as one of the Company’s officers or employees during fiscal 2010 or was formerly an officer or employee of the Company at any time.  None of the Company’s executive officers served as a member of the compensation committee of any other company that has an executive officer serving as a member of the Company’s Board of Directors or Compensation Committee during fiscal 2010.  None of the Company’s executive officers served as a member of the board of directors of any other company that has an executive officer serving as a member of the Company’s Compensation Committee during fiscal 2010.

COMPENSATION RISK

The Compensation Committee has reviewed the Company’s compensation policies and practices for all employees, including executive and non-executive officers, and determined that EMCORE’s compensation programs do not give rise to risks reasonably likely to have a material adverse effect on the Company.  The Committee noted several design features of EMCORE’s cash and equity incentive programs for all executive officers in particular that reduce the likelihood of excessive risk-taking and instead encourage behaviors that support sustainable value creation by rewarding employees for achieving long-term financial and strategic objectives through prudent business judgment and appropriate risk taking.  Some of these elements include:

●	A Balanced Mix of Compensation Components. The program design provides a balanced mix of cash and equity, annual and longer-term incentives, and performance metrics.
●
Multiple Performance Factors.  Our incentive compensation plans use both company-wide metrics and individual performance, which encourage focus on the achievement of several objectives for the overall benefit of the Company.  The annual cash incentive is dependent on multiple performance metrics including revenue, EBITDA and cash flow, as well as individual goals related to specific strategic or operational objectives. The long-term incentives are equity-based, with a four-to-five year vesting schedule, to create incentives for the executives to focus on the long-term performance of the Company.

●	Focus on Long-term Incentives. Long-term incentive compensation is an integral part of their compensation that discourages short-term risk taking.
●	Managed Expectations. Goals are appropriately set to avoid targets that, if not achieved, result in a large percentage loss of compensation.
●	Capped Incentive Awards. Maximum funding level of the executive bonus program is capped at 150 percent of target.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of January 10, 2011 certain information regarding the beneficial ownership of Common Stock of the Company by (i) each person or “group” (as that term is defined in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the Common Stock of the Company, (ii) each Named Executive Officer of the Company, (iii) each director and nominee, and (iv) all directors and executive officers as a group (11 persons).  Except as otherwise indicated, the Company believes, based on information furnished by such persons, that each person listed below has the sole voting and investment power over the shares of Common Stock shown as beneficially owned, subject to common property laws, where applicable.  Shares beneficially owned include shares of Common Stock and warrants and options to acquire shares of Common Stock that are exercisable within sixty (60) days of January 10, 2011. Unless otherwise indicated, the address of each of the beneficial owners is c/o EMCORE Corporation, 10420 Research Road, SE, Albuquerque, New Mexico 87123.

Name	Shares Beneficially Owned		Percent of Common Stock
Thomas J. Russell, Ph.D.	5,610,968	(1)	6.58%
Reuben F. Richards, Jr.	1,337,054	(2)	1.55%
Robert L. Bogomolny	183,464		*
Charles T. Scott	148,497	(3)	*
John Gillen	140,397		*
Sherman McCorkle	41,000	(4)	*
Hong Q. Hou, Ph.D.	943,504	(5)	1.10
Christopher Larocca	294,454	(6)	*
Charlie Wang	30,405	(7)	*
Monica Van Berkel	18,197	(8)	*
John M. Markovich	5,260	(9)	*
All directors and executive officers as a group (11 persons)	8,753,200	(10)	10.06%
Kingdon Capital Management, LLC	4,904,541	(11)	5.75%
Kopp Investment Advisors, LLC	8,295,900	(12)	9.72%

*	Less than 1.0%
(1)	Includes 2,280,035 shares held by The Morning Star Trust.
(2)	Includes options to purchase 647,500 shares of EMCORE common stock exercisable within 60 days of January 10, 2011 and 175,000 shares held by spouse.
(3)	Includes 30,409 shares owned by Kircal, Ltd.
(4)	Includes 41,000 shares held in Mr. McCorkle’s 401(k) Plan.
(5)	Includes options to purchase 755,625 shares of EMCORE common stock exercisable within 60 days of January 10, 2011 and 20,633 shares held in the Company’s 401(k) Plan.
(6)	Includes options to purchase 242,826 shares of EMCORE common stock exercisable within 60 days of January 10, 2011 and 18,809 shares held in the Company’s 401(k) Plan.
(7)	Includes 10720 shares held in the Company’s 401(k) Plan and 907 shares held by spouse in 401(k).
(8)	Includes 16,893 shares held in the Company’s 401(k) Plan
(9)	Includes 9,630 shares held in the Company’s 401(k) Plan.
(10)	Includes options to purchase 998,451 shares of EMCORE common stock exercisable within 60 days of January 10, 2011.
(11)
This information is based solely on the information contained in the Schedule 13G filed with the SEC on February 16, 2010, by Kingdon Capital Management, LLC and Mark Kingdon. Kingdon Capital Management, LLC and Mark Kingdon report beneficially owning and having shared dispositive power to vote a total of 4,904,541 shares. The address of Kingdon Capital Management, LLC and Mark Kingdon is 152 West 57th Street, 50th Floor, New York, NY 10019.

(12)
This information is based solely on information contained in a Schedule 13D filed with the SEC on October 8, 2010, by Kopp Investment Advisors, LLC (“KIA”), a wholly-owned subsidiary of Kopp Holding Company, LLC (“KHC”), which is controlled by Mr. LeRoy C. Kopp (“Kopp”) (collectively, the “Kopp Parties”). KIA reports beneficially owning a total of 8,295,900 shares including having sole voting power over 0 shares and shared dispositive power over 2,940,900 shares.  KHC reports beneficially owning 8,295,900 shares including having sole voting power over 0 shares and shared dispositive power over 2,940,900 shares.  Kopp reports beneficially owning a total of 8,295,900 shares including having sole voting power over 5,355,000 shares and shared dispositive power over 2,940,900 shares.  The address of the Kopp Parties is 8400 Normandale Lake Blvd., Suite 1450, Bloomington, Minnesota, 55437.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of September 30, 2010, the number of securities outstanding under each of EMCORE’s stock option plans, the weighted average exercise price of such options, and the number of options available for grant under such plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	8,722,125	(1)	$4.70	5,058,449	(2)
Equity compensation plans not approved by security holders	--		--	--

(1)	Consists of shares issued upon exercise of stock options under the EMCORE Corporation 2000 Stock Option Plan.
(2)
Consists of 4,000,000 shares that remained available for grant under the EMCORE Corporation 2010 Equity Incentive Plan and 1,058,449 shares that remained available for grant under the EMCORE Corporation 2000 Employee Stock Purchase Plan, as of September 30, 2010.  The Company’s 2000 Stock Option Plan expired on February 12, 2010, and no additional shares were available for grant under that plan after the termination date.  In addition to the shares listed above, the Company compensates its non-employee directors for their services pursuant to the 2007 Directors’ Stock Award Plan.  In accordance with the 2007 Directors’ Stock Award Plan, payments of fees are made in common stock of the Company payable in one issuance annually based on the closing price on The NASDAQ Global Market on the date of issuance.  Non-employee directors earn a fee in the amount of $3,500 per Board meeting attended and $500 per committee meeting attended ($1,000 for the chairman of a committee).  When Board members are invited to attend meetings of Board committees of which they are not members, these non-committee Board members earn a committee meeting fee of $500.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

The Company’s Code of Business Conduct and Ethics includes the Company’s Conflicts of Interest Policy, among other policies. Directors are expected to read the Code of Business Conduct and Ethics and adhere to its provisions to the extent applicable in carrying out their duties and responsibilities as directors. The Conflicts of Interest Policy provides, among other things, that conflicts of interest exist where the interests or benefits of one person or entity conflict with the interests or benefits of the Company. The Code also provides restrictions on outside directorships, business interests and employment, receipt of gifts and entertainment and it also provides that all material violations of the Company’s Code of Business Conduct and Ethics or matters involving financial or legal misconduct will be reported to the Company’s Audit Committee on at least a quarterly basis, or more frequently depending upon the level of severity of the violation.

The Board of Directors reviews the independence of and any possible conflicts of interest of directors and director nominees at least annually. Directors are also required to disclose potential and existing related person transactions in Directors and Officers Questionnaires completed annually.

There were no related person transactions or conflicts of interest that occurred during fiscal year 2010.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that a majority of the Company’s directors are independent in compliance with the listing standards applicable to EMCORE pursuant to the rules of NASDAQ.  The Board has affirmatively determined that Messrs. Russell, Bogomolny, Scott, Gillen and McCorkle are independent under the NASDAQ rules. In making its determination, the Board reviewed and discussed certain services provided by the accounting firm of Gillen and Johnson, P.A., in which Mr. John Gillen is a partner.   Based on a determination that the services do not fall under any of the objective tests of the NASDAQ rules and that, in the opinion of the Board, they would not interfere with Mr. Gillen’s exercise of independent judgment in carrying out the responsibilities of a director, the Board affirmatively determined that Mr. Gillen is an independent director within the requirements of the NASDAQ rules.

The relationships considered by the Board in making its determination were:

●
For each of the last four years, the accounting firm of Gillen and Johnson, P.A. has prepared the individual U.S. tax returns for Dr. Russell for a fee of approximately $2,500 per year, which was paid directly by Dr. Russell to Gillen and Johnson, P.A.

●
Until December 31, 2007, Gillen and Johnson, P.A. prepared the tax returns for Rectrix Aviation and Aerodrome Centers (“Rectrix”), a company owned by Dr. Russell, for a fee of approximately $10,000 per year, which was paid directly by Rectrix to Gillen and Johnson, P.A.

●
Since January 1, 2009, Mr. Gillen has acted as trustee of the Morning Star Trust, which was established by Dr. Russell and owns approximately 2 million shares of the Company’s Common Stock for the benefit of Dr. Russell’s daughter.  Gillen and Johnson, P.A. performed filing services for the Morning Star Trust, for which it was paid a fee of $500. Mr. Gillen was not paid any fees in connection with his service as trustee of the Morning Star Trust.

The Board of Directors has determined that Messrs. Richards and Hou are not independent within the meaning of the NASDAQ rules because they are both employees of the Company.

In addition to the requirements of the NASDAQ rules, the Company’s By-laws require that a majority of the Board be independent within the requirements of certain tests that are not included within the requirements of the NASDAQ rules.  The additional tests contained in the Company’s By-laws include a requirement that a director is not considered independent for purposes of the By-laws if he has received any remuneration as an advisor or consultant to any other director of the Company.  The Board of Directors has determined that Messrs. Russell, Bogomolny, McCorkle and Scott comprising a majority of the members of the Board of Directors, are independent directors within the meaning of the Company’s By-laws.

Messrs. Russell (chairman), Bogomolny, Gillen and Scott serve as members of our Nominating Committee. The members of our Compensation Committee are Messrs. Gillen (chairman), Bogomolny, McCorkle and Scott.  Messrs. Scott (chairman), Bogomolny, Gillen and McCorkle serve as members of our Audit Committee.  All members of each of our Nominating, Compensation and Audit Committees are “independent” as currently defined by the NASDAQ rules.

ITEM 14.	Principal Accounting Fees and Services

KPMG LLP’s (“KPMG”) services as EMCORE’s principal registered accountant commenced on March 5, 2010.  The fees billed to the Company by KPMG in fiscal 2010 are as follows:

	Fiscal 2010

Audit fees	$372,902	(1)
Audit-related fees	--
Tax fees	--
All other fees	--

Total	$372,902

(1)	Represents fees for professional services rendered in connection with the integrated audit of our annual financial statements and reviews of our quarterly financial statements.

Deloitte was the independent registered public accounting firm that audited EMCORE’s financial statements for fiscal 2009 and was EMCORE’s independent registered public accountant until March 4, 2010 for fiscal 2010.  The aggregate fees billed by Deloitte in fiscal 2009 and 2010 are as follows:

	Fiscal 2010		Fiscal 2009	(1)

Audit fees	$938,624	(2)	$1,386,567	(2)
Audit-related fees (3)			4,950	(3)
Tax fees	61,329	(4)	--
All other fees	--		--

Total	$999,953		$1,391,516

(1)	Fees reported for fiscal 2009 have been adjusted to represent fees actually billed in fiscal 2009, rather than fees billed in connection with services rendered for fiscal 2009
(2)
Represents fees for professional services rendered in connection with the integrated audit of our annual financial statements and management’s assessment of our internal control over financial reporting, reviews of our quarterly financial statements, other SEC filings, including registration statements, and correspondence with the SEC, and advice provided on accounting matters that arose in connection with audit services.

(3)
Represents fees for professional services related to our audits and reviews of our consolidated financial statements that are not considered audit fees including the audits of employee benefit plans during fiscal 2008 and other statutory or regulatory and SEC filings.

(4)	Represents fees for professional services related to a tax advice regarding our entry in a joint venture.

Audit Committee Pre-Approval and Procedures

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditors are required to provide detailed back-up documentation at the time of approval. Pursuant to the Sarbanes-Oxley Act of 2002, all of the fees and services provided as noted in the table above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described herein.

Changes in Registrant’s Certifying Accountant

On March 3, 2010, the Audit Committee of the Board of Directors determined that it would be in the best interests of the Company to dismiss Deloitte as the Company’s independent registered public accounting firm. Deloitte was notified of this action on March 4, 2010.

Deloitte’s report on the Company’s financial statements for the fiscal year ended September 30, 2009 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or any accounting principles.  Deloitte’s report on the Company’s financial statements for the fiscal year ended September 30, 2008 expressed an unqualified opinion and included an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the Company’s fiscal years ended September 30, 2009 and 2008 and through March 4, 2010, there were no disagreements with Deloitte on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures; which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to such disagreements in their reports on the Company’s financial statements for such years.  In addition, during the same period, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Deloitte with a copy of the foregoing disclosures and requested Deloitte furnish the Company with a letter addressed to the SEC stating whether or not it agreed with the above statements.  A copy of the letter from Deloitte, dated March 8, 2010, is attached as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2010.

On March 5, 2010, the Company engaged KPMG as its independent registered public accounting firm for the fiscal year ended September 30, 2010, effective as of March 5, 2010. During the Company’s two fiscal years ended September 30, 2009, and 2008 and the subsequent interim period through March 4, 2010, the Company did not consult with KPMG regarding any of the matters described in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)           Financial Statements

The applicable financial statements required under this Item 15(a)(1) are presented in the Company's consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K as of September 30, 2010 as filed with the SEC on January 10, 2011.

(a)(2)           Financial Statement Schedules

The applicable financial statement schedules required under this Item 15(a)(2) are presented in the Company's consolidated financial statements and notes thereto under Item 8 of our Annual Report on Form 10-K as of September 30, 2010, as filed with the SEC on January 10, 2011.

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

10.2
Exchange Agreement, dated as of November 10, 2005, by and between Alexandra Global Master Fund Ltd. and the Company (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on December 14, 2005).

10.3†	Dr. Hong Hou Offer Letter, dated December 14, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2006).

10.4
Consents to Amendment and Waiver, dated as of April 9, 2007, by and among the Company and certain holders of the Company’s convertible subordinated notes thereto (incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed on April 10, 2007).

10.5†	Executive Severance Policy, effective May 1, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2007).

10.6
Memorandum of Understanding, dated as of September 26, 2007, between Lewis Edelstein and the Company regarding shareholder derivative litigation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on November 1, 2007).

10.7
Stipulation of Compromise and Settlement, dated as of November 28, 2007, executed by the Company and the other defendants and the plaintiffs in the Federal Court Action and the State Court Actions (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on December 31, 2007).

10.8†
2007 Directors’ Stock Award Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement of Form S-8 filed on November 5, 1997, as amended and incorporated herein by reference to Exhibit 99.1 by the Registration Statement on Form S-8 filed on June 5, 2009)..

10.9†	Mr. John M. Markovich Offer Letter, dated August 7, 2008 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed December 30, 2008).

10.10
Loan and Security Agreement, dated as of September 29, 2008, between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K filed December 30, 2008).

10.11
First Amendment to Loan and Security Agreement, dated February 16, 2009, between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2009).

10.12
Third Amendment to Loan and Security Agreement, dated April 30, 2009, between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 6, 2009).

10.13
Fourth Amendment to Loan and Security Agreement, dated May 8, 2009, between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 17, 2009).

10.14
Fifth Amendment to Loan and Security Agreement, dated November 30, 2009, between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2009).

10.15
Sixth Amendment to Loan and Security Agreement, dated February 8, 2010, between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2010).

10.16
Seventh Amendment to Loan and Security Agreement, dated May 6, 2010, between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2010).

10.17
Eighth Amendment to Loan and Security Agreement, dated August 11, 2010, between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2010).

10.18†	EMCORE Corporation 2000 Stock Option Plan, as amended and restated on April 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2009).

10.19†
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

10.21
Shareholders Agreement, dated February 3, 2010, by and among Tangshan Caofeidian Investment Corporation, Ltd. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2010).

10.22
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

10.24	EMCORE Corporation 2010 Equity Incentive Plan (incorporated by reference to Annex 1 to the Company’s proxy statement Schedule 14A filed on April 9, 2010)

10.25*	Joint Venture Contract, dated July 30, 2010, by and between San’an Optoelectronics, Co., Ltd. and the Company.

10.26*	Cooperation Agreement, dated July 30, 2010, by and between Fujian San’an Group Corporation and the Company.

10.27*	Mr. Mark Weinswig Offer Letter, dated September 10, 2010.

10.28*
Investment Cooperation Agreement on the Project of Terrestrial Application of High Concentration Photovoltaic Systems and Components, dated December 4, 2010, by and among Huainan Municipal Government, San’an Optoelectronics Co., Ltd., and the Company.

14.1	Code of Ethics for Financial Professionals (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on December 24, 2003).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

23.2*	Consent of Deloitte & Touche LLP.

31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 28, 2011.

31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 28, 2011.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 10, 2011.

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 10, 2011.

* Filed in our fiscal 2010 Annual Report on Form 10-K as filed with the SEC on January 10, 2011
** Filed herewith.
† Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMCORE CORPORATION

Date: January 28, 2011	By:	/s/ Hong Q. Hou, Ph.D.
Hong Q. Hou, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints and hereby authorizes Hong Q. Hou, Ph.D. and, severally, such person’s true and lawful attorneys-in-fact, with full power of substitution or resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments, including post-effective amendments to this Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on January 28, 2011.

Signature	Title

/s/ Thomas J. Russell, Ph.D.	Chairman Emeritus
Thomas J. Russell, Ph.D.

/s/ Reuben F. Richards, Jr.	Executive Chairman & Chairman of the Board
Reuben F. Richards, Jr.

/s/ Hong Q. Hou, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)
Hong Q. Hou, Ph.D.

/s/ Mark B. Weinswig	Chief Financial Officer (Principal Financial and Accounting Officer)
Mark B. Weinswig

/s/ Charles T. Scott	Director
Charles T. Scott

/s/ John Gillen	Director
John Gillen

/s/ Robert L. Bogomolny	Lead Independent Director
Robert L. Bogomolny

/s/ Sherman McCorkle	Director
Sherman McCorkle