Form 10-Q
period 2010-12-31
EMCORE CORP
filed 2011-02-07
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

The number of shares outstanding of the registrant’s no par value common stock as of February 2, 2011 was 86,201,720.

CAUTIONARY STATEMENT
 REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act of 1934.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are largely based on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate.  These forward-looking statements may be identified by the use of terms and phrases such as “anticipates”, “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, “targets”, “will”, and similar expressions or variations of these terms and similar phrases.  Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements.  Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as updated by our subsequent periodic reports.  These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

Neither management nor any other person assumes responsibility for the accuracy and completeness of any forward-looking statement.  All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements.  We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report and our Annual Report.  Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other reports filed with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended December 31, 2010

PART I.	FINANCIAL INFORMATION
ITEM I.	Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three months ended December 31, 2010 and 2009
(in thousands, except loss per share)
(unaudited)

	Three Months Ended December 31,
	2010	2009

Revenue	$52,107	$42,402

Cost of revenue	39,427	33,089

Gross profit	12,680	9,313

Operating expenses:
Selling, general, and administrative	8,264	12,227
Research and development	7,191	7,513
Total operating expenses	15,455	19,740

Operating loss	(2,775)	(10,427)

Other (income) expense:
Interest income	-	(2)
Interest expense	258	116
Foreign exchange loss	335	232
Change in fair value of financial instruments	272	1,132
Cost of financing instruments	5	228
Total other expense	870	1,706

Net loss	$(3,645)	$(12,133)

Foreign exchange translation adjustment	106	79

Comprehensive loss	$(3,539)	$(12,054)

Per share data:

Net loss per basic and diluted share	$(0.04)	$(0.15)

Weighted-average number of basic and diluted shares outstanding	85,250	81,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of December 31, 2010 and September 30, 2010
(in thousands)
(unaudited)

	As of December 31, 2010	As of September 30, 2010
ASSETS

Current assets:
Cash and cash equivalents	$23,047	$19,944
Restricted cash	2,346	1,298
Accounts receivable, net of allowance of $8,327 and $8,399, respectively	34,633	40,125
Inventory	31,756	32,056
Prepaid expenses and other current assets	5,131	5,312

Total current assets	96,913	98,735

Property, plant, and equipment, net	45,676	46,990
Goodwill	20,384	20,384
Other intangible assets, net	10,242	10,738
Other non-current assets, net	1,827	991

Total assets	$175,042	$177,838

LIABILITIES and SHAREHOLDERS’ EQUITY

Current liabilities:
Borrowings from credit facility	$11,756	$10,573
Accounts payable	26,688	26,156
Accrued expenses and other current liabilities	24,823	27,115

Total current liabilities	63,267	63,844

Warrant liability	747	475
Other long-term liabilities	41	87

Total liabilities	64,055	64,406

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized; no shares outstanding	-	-
Common stock, no par value, 200,000 shares authorized; 85,576 shares issued and 85,417 shares outstanding as of December 31, 2010; 85,346 shares issued and 85,187 shares outstanding as of September 30, 2010	703,091	701,997
Accumulated deficit	(590,904)	(587,259)
Accumulated other comprehensive income	883	777
Treasury stock, at cost; 159 shares as of December 31, 2010 and September 30, 2010	(2,083)	(2,083)

Total shareholders’ equity	110,987	113,432

Total liabilities and shareholders’ equity	$175,042	$177,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2010 and 2009
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,645)	$(12,133)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,007	3,117
Stock-based compensation expense	817	3,186
Provision for doubtful accounts	64	(434)
Provision for product warranty	211	440
Compensatory stock issuances	305	244
Change in fair value of financial instruments	272	1,132
Cost of financing instruments	-	228
Total non-cash adjustments	4,676	7,913

Changes in operating assets and liabilities:
Accounts receivable	5,343	(1,004)
Inventory	314	1,456
Other assets	(138)	174
Accounts payable	531	3,682
Accrued expenses and other current liabilities	(2,652)	(1,327)
Total change in operating assets and liabilities	3,398	2,981
Net cash provided by (used in) operating activities	4,429	(1,239)

Cash flows from investing activities:
(Increase) release of restricted cash	(1,049)	1,517
Purchase of plant and equipment	(984)	(87)
Investment in patents	(188)	(158)
Net cash (used in) provided by investing activities	(2,221)	1,272

Cash flows from financing activities:
Net proceeds from borrowings from credit facilities	1,183	346
Payments on issuance of credit facility agreement	(534)	-
Proceeds from exercise of employee stock options	28	-
Proceeds from employee stock purchase plan	-	505
Net proceeds from borrowings on short-term debt	-	1
Payments on capital lease obligations	(1)	(2)
Proceeds related to common stock	2	-
Net cash provided by financing activities	678	850

Effect of foreign currency	217	227

Net increase in cash and cash equivalents	3,103	1,110

Cash and cash equivalents at beginning of period	19,944	14,028

Cash and cash equivalents at end of period	$23,047	$15,138

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$78	$76
Cash paid during the period for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock under equity line of credit	$-	$228

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

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements.  In the opinion of management, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented.  Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2010 has been derived from the audited consolidated financial statements as of such date.  For a more complete understanding of the Company’s financial position, operating results, risk factors, and other matters, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Certain prior period information has been reclassified to conform to this current period’s presentations.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP for interim information requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.
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

Liquidity and Capital Resources

As of December 31, 2010, cash and cash equivalents was approximately $23.0 million and working capital totaled $33.6 million.  For the three months ended December 31, 2010, the Company generated $3.9 million in cash from operations compared with a consumption of $1.2 million of cash in the prior year.  The improvement in cash flow was due primarily to improved operating performance when compared to the prior year.

With respect to measures taken to improve liquidity, in November 2010, the Company entered into a three-year $35 million asset-backed revolving credit facility with Wells Fargo Bank, which can be used for working capital, letters of credit, and other general corporate purposes.  The credit facility is secured by substantially all of the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable and inventory accounts, which is in the process of being finalized.    The Company expects at least 40% of the total amount of credit under the credit facility to be available for use based on the borrowing base formula during fiscal year 2011.

The credit facility contains customary representations and warranties, affirmative, and negative covenants and certain events of default, including a subjective acceleration clause.  Under this clause, Wells Fargo may declare an event of default if it believes in good faith that the Company’s ability to pay all or any portion of its indebtedness with Wells Fargo or to perform any of its material obligations under the credit facility has been impaired, or if it believes in good faith that there has been a material adverse change in the business or financial condition of the Company.  If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the credit facility, cease making advances under the credit facility, or take possession of the Company’s assets that secure its obligations under the credit facility.  The Company does not anticipate at this time any change in the business or financial condition of the Company that could be deemed a material adverse change by Wells Fargo.

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from operations and amounts expected to be available under our credit facility with Wells Fargo Bank will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.

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

Correction of Prior Period Financial Statements.

During the third fiscal quarter ended June 30, 2010, management determined that approximately $2.5 million of excess and obsolete inventory reserves related to the Company’s Fiber Optics segment and $0.2 million of compensation expense should have been recorded in the quarter ended September 30, 2009.  The impact from correcting prior period financial statements resulted in the reduction of cost of revenue of approximately $1.3 million and $0.3 million from amounts previously reported in the quarters ended December 31, 2009 and March 31, 2010, respectively which improved profitability in these reporting periods.  These corrections had no impact to net cash provided by (used in) operating activities or other subtotals as reported on the condensed consolidated statements of cash flows for the three months ended December 31, 2009.  These corrections will be made to applicable prior period financial information in future filings with the SEC.

NOTE 2.  Recent Accounting Pronouncements

ASU 2009-13: Revenue Recognition - Multiple Deliverable Revenue Arrangements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13: Revenue Recognition – Multiple Deliverable Revenue Arrangements.  This accounting standard update establishes the accounting and reporting guidance on revenue recognition related to arrangements with multiple deliverables and it became effective for the Company on October 1, 2010.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

ASU 2010-17:  Revenue Recognition - Milestone Method
In April 2010, the FASB issued ASU No. 2010-17: Revenue Recognition - Milestone Method.  This accounting standard update establishes the accounting and reporting guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events.  The scope of ASU 2010-17 is limited to transactions involving research or development. This update further states that the milestone method is not the only acceptable method of revenue recognition for milestone payments.  Accordingly, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met.  An entity’s policy for recognizing deliverable consideration or unit of accounting consideration contingent upon achievement of a milestone shall be applied consistently to similar deliverables or units of accounting. The Company adopted the provisions of this update on October 1, 2010.  The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

ASU 2010-20:  Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
In July 2010, the FASB issued ASU No. 2010-20: Receivables - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This standard requires companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  The guidance covers trade accounts receivables, financing receivables, loans, loan syndications, factoring arrangements, and standby letters of credit.  The Company adopted the provisions of this update on October 1, 2010.  The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

NOTE 3.  Equity

Stock Options

The Company provides long-term incentives to eligible officers, directors, and employees in the form of stock options.  Most of the Company’s stock options vest and become exercisable over four to five years and have a contractual life of ten years.  Certain stock options awarded by the Company are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.  The Company issues new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan.  The Company maintains two stock option plans: the 2000 Stock Option Plan (the “2000 Plan”) and the 2010 Equity Incentive Plan (the “2010 Equity Plan” and, together with the 2000 Plan, the “Option Plans”).  The following table summarizes the activity under the Company’s Option Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Outstanding as of September 30, 2010	8,722,125	$4.70	7.02

Granted	600,500
Exercised	(22,300)
Forfeited	(37,150)
Cancelled	(109,093)

Outstanding as of December 31, 2010	9,154,082	$4.47	7.02

Exercisable as of December 31, 2010	4,848,037	$5.39	5.93

Vested and expected to vest as of December 31, 2010	6,141,837	$4.89	6.45

As of December 31, 2010, there was approximately $2.7 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under the Option Plans.  This expense is expected to be recognized over an estimated weighted average life of 2.4 years.

Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option’s exercise price and the underlying stock price.  The total intrinsic value related to stock options exercised during the three months ended December 31, 2010 was approximately $5,000.  No stock options were exercised during the three months ended December 31, 2009.  The intrinsic value related to fully vested and expected to vest stock options as of December 31, 2010 was approximately $33,000 and the intrinsic value related to exercisable stock options as of December 31, 2010 was approximately $4,000.  The intrinsic value related to fully vested and expected to vest stock options as of December 31, 2009 was approximately $11,000 and there was no intrinsic value related to exercisable stock options as of December 31, 2009.

	Number of Stock Options Outstanding			Options Exercisable
Exercise Price of Stock Options	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$<5.00	4,991,858	7.34	$1.83	2,104,875	$2.50

>=$5.00 to <$10.00	4,131,524	6.64	7.61	2,726,362	7.59

=>$10.00	30,700	6.55	11.34	16,800	11.22

Total	9,154,082	7.02	$4.47	4,848,037	$5.39

The effect of recording stock-based compensation expense was as follows:

(in thousands, except per share data)	Three Months Ended December 31,
	2010	2009
Stock-based compensation expense by award type:
Employee stock options	$682	$3,006
Employee stock purchase plan	135	180
Total stock-based compensation expense	$817	$3,186

Net effect on net loss per basic and diluted share	$(0.01)	$(0.04)

Valuation Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2010 and 2009 was $0.76 and $1.02, respectively.

Black-Scholes Weighted Average Assumptions	Three Months Ended December 31,
	2010	2009

Expected dividend yield	-%	-%
Expected stock price volatility	98.1%	96.7%
Risk-free interest rate	1.3%	2.3%
Expected term (in years)	4.9	4.8
Estimated pre-vesting forfeitures	32.5%	32.6%

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

Warrants

As of December 31, 2010 and September 30, 2010, the Company had 3,000,003 warrants outstanding.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (“ESPP”) that provides employees of the Company an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan and the purchase price is set at 85% of the average high and low market price of the Company's common stock on either the first or last day of the participation period, whichever is lower, and contributions are limited to the lower of 10% of an employee's compensation or $25,000.  The Company issues new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan.

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

The ESPP shares associated with the six month period ended December 31, 2010 were not issued until January 2011 as a result of the delay in filing the Company’s Annual Report on Form 10-K.

Future Issuances

As of December 31, 2010, the Company had reserved 16.6 million shares of its common stock for future issuances as follows:

Number of Common Stock Shares Available for Future Issuances

For exercise of outstanding common stock options	9,154,082

For future issuances to employees under the ESPP	1,058,449

For future common stock option or restricted stock awards under the 2010 Equity Incentive Plan	3,399,500

For future exercise of warrants	3,000,003

Total reserved	16,612,034

On January 28, 2011, the Company granted 1,665,900 restricted stock awards to employees issued at the closing price of $1.42 per share.

NOTE 4.  Receivables

The components of accounts receivable consisted of the following:

(in thousands)	As of December 31, 2010	As of September 30, 2010

Accounts receivable	$34,672	$37,574
Accounts receivable – unbilled	8,288	10,950

Accounts receivable, gross	42,960	48,524

Allowance for doubtful accounts	(8,327)	(8,399)

Accounts receivable, net	$34,633	$40,125

The Company records revenue from certain solar panel and solar power systems contracts using the percentage-of-completion method.  The term of the contracts associated with this type of receivable usually exceed a period of one year.  As of December 31, 2010 and September 30, 2010, the Company had $16.7 million and $18.4 million, respectively, of accounts receivable recorded using the percentage of completion method.  Of these amounts, $9.5 million was invoiced and $7.2 million was unbilled as of December 31, 2010 and $8.8 million was invoiced and $9.6 million was unbilled as of September 30, 2010.  Unbilled accounts receivable represents revenue recognized but not yet billed or accounts billed after the period ended.  Billings on contracts using the percentage-of-completion method usually occur upon completion of predetermined contract milestones or other contract terms, such as customer approval.  The allowance for doubtful accounts specifically related to receivables recorded using the percentage-of-completion method totaled $5.0 million and $5.1 million as of December 31, 2010 and September 30, 2010, respectively.  The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection.

The following table summarizes the changes in the allowance for doubtful accounts:

(in thousands)	Three Months Ended December 31,
	2010	2009

Balance at beginning of period	$8,399	$7,125
Expense - charge to provision, net of recoveries	64	(434)
Write-offs - deductions against receivables	(136)	(51)

Balance at end of period	$8,327	$6,640

NOTE 5.  Inventory

The components of inventory consisted of the following:

(in thousands)	As of December 31, 2010	As of September 30, 2010

Raw materials	$19,988	$18,701
Work in-process	7,619	7,000
Finished goods	4,149	6,355

Inventory, net	$31,756	$32,056

 NOTE 6.  Property, Plant, and Equipment

The components of property, plant, and equipment consisted of the following:

(in thousands)	As of December 31, 2010	As of September 30, 2010

Land	$1,502	$1,502
Building and improvements	34,854	34,854
Equipment	102,009	101,310
Furniture and fixtures	3,065	3,065
Computer hardware and software	3,641	3,616
Leasehold improvements	831	854
Construction in progress	1,310	992

Property, plant, and equipment, gross	147,212	146,193

Accumulated depreciation and amortization	(101,536)	(99,203)

Property, plant, and equipment, net	$45,676	$46,990

As of December 31, 2010 and September 30, 2010, the Company did not have any significant capital lease agreements.

Depreciation expense was $2.3 million and $2.4 million for the three months ended December 31, 2010 and 2009, respectively.

NOTE 7.  Goodwill

As of September 30, 2010, the Company performed an interim impairment test on its goodwill.  The impairment test indicated that no impairment existed and that fair value exceeded carrying value by approximately 40%.  As of December 31, 2010, the Company performed an annual impairment test on its goodwill and the impairment test indicated that no impairment existed.

The Company will, however, continue to monitor any changes in circumstances or triggering events that might indicate impairment of our goodwill.  If there is erosion of the Company’s market capitalization or the Photovoltaics reporting unit is unable to achieve its projected cash flows, management may be required to perform additional impairment tests.  The outcome of these additional tests may result in the Company recording goodwill impairment charges.

NOTE 8.  Intangible Assets

The following table sets forth changes in the carrying value of intangible assets by reporting segment:

(in thousands)	As of December 31, 2010			As of September 30, 2010
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics:
Core Technology	$15,555	$(9,701)	$5,854	$15,555	$(9,275)	$6,280
Customer Relations	4,381	(1,751)	2,630	4,381	(1,644)	2,737
Patents	4,777	(4,083)	694	4,725	(4,021)	704
	24,713	(15,535)	9,178	24,661	(14,940)	9,721

Photovoltaics:
Patents	2,077	(1,013)	1,064	1,941	(924)	1,017

Total	$26,790	$(16,548)	$10,242	$26,602	$(15,864)	$10,738

As of September 30, 2010, the Company performed an impairment test on its long-lived assets related to the Fiber Optics segment.  The impairment test indicated that the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset group exceeded the carrying amount of the asset group by over 150%.   As of December 31, 2010, there have been no significant changes in the underlying assumptions used to prepare this test, nor have we identified any indications of impairment or triggering events through the three months ended December 31, 2010.

The Company will, however, continue to monitor any changes in circumstances or triggering events that might indicate impairment of our long-lived assets.  If the Company is unable to achieve its projected cash flows, the Company may be required to perform impairment tests of its remaining long-lived assets.  The outcome of these tests may result in the Company recording impairment charges.

Amortization expense related to intangible assets is generally included in sales, general, and administrative expense on the condensed consolidated statements of operations.  Amortization expense was $0.7 million for both the three months ended December 31, 2010 and 2009.

Based on the carrying amount of the intangible assets as of December 31, 2010, the estimated future amortization expense is as follows:

(in thousands)	Estimated Future Amortization Expense

Nine months ended September 30, 2011	$1,913
Fiscal year ended September 30, 2012	2,275
Fiscal year ended September 30, 2013	1,940
Fiscal year ended September 30, 2014	1,405
Fiscal year ended September 30, 2015	979
Thereafter	1,730

Total future amortization expense	$10,242

NOTE 9.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of December 31, 2010	As of September 30, 2010

Compensation-related	$5,536	$4,001
Warranty	5,002	4,851
Advanced payments	4,377	7,437
Tangshan termination fee	2,775	2,775
Royalty	1,740	1,772
Self insurance	1,387	957
Professional fees	1,302	2,530
Income and other taxes	633	747
Restructuring accrual	688	780
Loss on sale commitments	466	561
Loss on purchase commitments	78	86
Other	839	618

Accrued expenses and other current liabilities	$24,823	$27,115

The following table summarizes the changes in the product warranty accrual accounts:

(in thousands)	Three Months Ended December 31,
	2010	2009

Balance at beginning of period	$4,851	$4,287
Expense - charge to provision	211	440
Utilization of warranty accrual	(60)	(310)

Balance at end of period	$5,002	$4,417

The following table summarizes the changes in the restructuring accrual accounts:

	Severance-related accruals	Restructuring-related accruals	Total

Balance as of September 30, 2010	$180	$600	$780

Expense - charge to accrual	7	-	7
Payments on accrual	(50)	(49)	(99)

Balance as of December 31, 2010	$137	$551	$688

NOTE 10.  Credit Facilities

On November 11, 2010, the Company entered into a Credit and Security Agreement (the “Loan Agreement”) with Wells Fargo Bank National Association.  The Loan Agreement provides the Company with a three-year revolving credit facility of up to $35 million that can be used for working capital requirements, letters of credit, and other general corporate purposes.  The credit facility is secured by substantially all of the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable and inventory accounts, which is in the process of being finalized.   The Company expects at least 40% of the total amount of credit under the Loan Agreement to be available for use based on the borrowing base formula during fiscal year 2011.  The Company capitalized $0.5 million as financing costs associated with the Loan Agreement which will be amortized over a three-year period.

The Loan Agreement contains customary representations and warranties, and affirmative and negative covenants, including among other things cash balance and excess availability requirements, minimum tangible net worth and EBITDA covenants and limitations on liens and certain additional indebtedness and guarantees.  As of December 31, 2010, the Company was in compliance with the Loan Agreement since the Company’s cash on deposit and excess availability exceeded the $7.5 million financial covenant requirement.

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

On November 12, 2010, the Company borrowed $5.6 million under the Loan Agreement and used the proceeds to repay the entire $5.2 million debt outstanding under the Company’s Loan and Security Agreement, dated as of September 29, 2008, with Bank of America, N.A. (the “Prior Credit Agreement”).  Afterwards, the Company terminated the Prior Credit Agreement.  The Company wrote off $120,000 related to unamortized financing costs associated with the Prior Credit Agreement.  The guarantees provided by the Company and certain of its subsidiaries under the Prior Credit Agreement terminated simultaneously with the Prior Credit Agreement.  The Company did not incur any penalties from Bank of America in connection with the termination of the Prior Credit Agreement.

As of December 31, 2010, the Company had an $11.8 million LIBOR rate loan outstanding, with an interest rate of 3.3%, and approximately $0.3 million in an outstanding standby letter of credit under the Loan Agreement.  The Company completely paid off the outstanding borrowings on January 28, 2011 using cash on hand.

NOTE 11.  Commitments and Contingencies

The Company leases certain land, facilities, and equipment under non-cancelable operating leases. The leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense.  Net facility and equipment rent expense under such leases was approximately $0.6 million and $0.7 million for the three months ended December 31, 2010 and 2009, respectively.

Estimated future minimum rental payments under the Company's non-cancelable operating leases with an initial or remaining term of one year or more as of December 31, 2010 are as follows:

(in thousands)	Estimated Future Minimum Lease Payments

Nine months ended September 30, 2011	$1,359
Fiscal year ended September 30, 2012	1,091
Fiscal year ended September 30, 2013	816
Fiscal year ended September 30, 2014	76
Fiscal year ended September 30, 2015	76
Thereafter	2,623

Total minimum lease payments	$6,041

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

As of December 31, 2010, the Company had 8 standby letters totaling $2.1 million which are collateralized by cash balances with another financial institution that are included in the Company’s balance sheet as restricted cash.

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

On October 19, 2009, the U.S. District Court for the Western District of Pennsylvania granted the Company’s motion for summary judgment that Optium infringed the 374 patent.  In October 2009 the consolidated matters were tried before a jury, which found that all patents asserted against Optium were not invalid, that all claims asserted in the 003 patent and 071 patent were infringed, and that such infringement by Optium was willful where willfulness was asserted.  The jury awarded the Company and JDSU monetary damages totaling approximately $3.4 million.  On June 18, 2010, Optium filed an appeal of this award with the Court of Appeals for the Federal Circuit.  The Company filed its response brief in September 2010.  Hearings on the matter before the Court of Appeals for the Federal Circuit occurred on January 10, 2011. On January 26, 2011, the Court of Appeals for the Federal Circuit fully affirmed the lower court’s jury award to EMCORE and JDSU.

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

As of December 31, 2010 and the filing date of this Quarterly Report on Form 10-Q, no amounts have been accrued for any litigation item discussed above since no estimate of loss can be made at this time.

NOTE 12.  Segment Data and Related Information

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

The following table sets forth the revenue and percentage of total revenue attributable to each of the Company’s reporting segments.

Segment Revenue (in thousands)	Three Months Ended December 31,
	2010		2009
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$31,812	61%	$25,608	60%
Photovoltaics	20,295	39	16,794	40

Total revenue	$52,107	100%	$42,202	100%

The following table sets forth the Company’s consolidated revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

Geographic Revenue (in thousands)	Three Months Ended December 31,
	2010		2009
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$35,215	68%	$34,361	81%
Far East Asia	14,230	27	6,269	15
Europe	2,492	5	1,277	3
Other	170	-	495	1

Total revenue	$52,107	100%	$42,402	100%

The following table sets forth our significant customer, defined as customers that represented greater than 10% of total consolidated revenue, by reporting segment.

Significant Customers As a percentage of total consolidated revenue	Three Months Ended December 31,
	2010	2009
Fiber Optics – related customers:
Cisco Systems, Inc.	-	14%
Aurora Networks	10%	-

Photovoltaics – related customer:
Loral Space & Communications	12%	15%

In addition, revenue from one customer of the Photovoltaics segment represented 13% of the Company’s consolidated revenue for the three months ended December 31, 2010.  We do not expect revenue from this customer to exceed 10% of the Company’s consolidated revenue on a going forward basis.

The following table sets forth operating (loss) income attributable to each of the Company’s reporting segments.

Statement of Operations Data (in thousands)	Three Months Ended December 31,
	2010	2009
Operating (loss) income:
Fiber Optics segment	$(4,521)	$(6,989)
Photovoltaics segment	1,746	(3,438)

Operating loss	$(2,775)	$(10,427)

The following table sets forth the depreciation and amortization attributable to each of the Company’s reporting segments.

Segment Depreciation and Amortization (in thousands)	Three Months Ended December 31,
	2010	2009

Fiber Optics segment	$1,663	$1,764
Photovoltaics segment	1,344	1,353

Depreciation and amortization	$3,007	$3,117

Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of the Company’s reporting segments and Corporate division.

Long-lived Assets (in thousands)	As of December 31, 2010	As of September 30, 2010

Fiber Optics segment	$30,364	$31,175
Photovoltaics segment	44,950	45,935
Corporate division	988	1,002

Long-lived assets	$76,302	$78,112

As of December 31, 2010 and September 30, 2010, approximately 88% and 87%, respectively, of the Company’s long-lived assets were located in the United States.

NOTE 13.  San’an Joint Venture

On July 30, 2010, the Company entered into an agreement for the establishment and operation of a joint venture (the “JV Agreement”) with San’an Optoelectronics Co., Ltd. (“San’an”) for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under technology licensing from the Company.

The JV Agreement provides for the parties to form Suncore Photovoltaics Co., Ltd., a limited liability company (“Suncore”), under the laws of the People’s Republic of China.  The registered capital of Suncore is $30 million, among which, San’an will contribute $18 million in cash, accounting for sixty percent (60%) of the registered capital of Suncore, and the Company will contribute $12 million in cash, accounting for forty percent (40%) of the registered capital of Suncore.  The registered capital of Suncore will be paid in by both parties in two installments according to the following schedule:

-	The first installment consisting of one-third of the subscribed registered capital contribution amount by February 26, 2011;

-	The second installment consisting of two thirds of the subscribed registered capital contribution amount by August 26, 2011.

The establishment of the Suncore entity which was subject to Chinese regional government approval occurred on January 12, 2011.  The Chairman of San’an will serve as the Chairman of Suncore and Dr. Charlie Wang, Executive Vice President of EMCORE Corporation, will serve as the General Manager of Suncore. All operational activities and business for CPV receivers, modules, and systems currently residing at both San’an and EMCORE's Langfang, China manufacturing facilities will eventually be transferred to Suncore.  In conjunction with the formation of this joint venture, the Company has agreed to grant Suncore an exclusive license to manufacture EMCORE's current and future improved CPV receivers, modules and systems in China for terrestrial solar power applications.

Concurrently with the execution of the JV Agreement, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with an affiliate of San’an.  Pursuant to the Cooperation Agreement, the Company, or a designated affiliate of the Company, will receive an aggregate $8.5 million in consulting fees (the “Consulting Fees”), following the establishment of Suncore, in exchange for a technology license and related support and strategic consulting services to Suncore. The Company intends to use the Consulting Fees to fund most of its capital contribution requirements to Suncore with the remaining portion being funded by the Company’s cash flow from operations and by borrowings under the Company’s Loan Agreement with Wells Fargo.  Pursuant to the Cooperation Agreement, the San’an affiliate will provide Suncore with working capital financing in the form of loans and/or guarantees.

On December 4, 2010, the Company entered into an Investment and Cooperation Agreement (the “Agreement”) with San’an and the Huainan Municipal Government (“Huainan”) in China.  The Agreement provides for Suncore’s primary engineering, manufacturing, and distribution operations for CPV components and systems to be established in the High-Tech Development Zone of Huainan City in exchange for subsidies and favorable tax and other incentives to be provided by Huainan.  The Agreement contemplates the development of a total of 1,000 megawatts of manufacturing capacity in Huainan over the next five years, with 200 megawatts to be in place by the end of 2011, an additional 300 megawatts by the end of 2013, and the remaining 500 megawatts by the end of 2015.

Under the terms of the Agreement, Huainan has committed to providing subsidies that include: reimbursement of fees and taxes related to the acquisition of an approximately 263-acre site on which the facility is to be constructed; reimbursement of 100% of the local portion of the business, value added and income taxes incurred during the first five years of Suncore’s production activities and 50% of the amount of those taxes during the subsequent five years; reimbursement of certain administrative and utility charges within the Huainan City High-Tech Development Zone; cash  rebates to Suncore of RMB 1.4 (approximately US$0.21) for every watt of the first 1,000  megawatts of CPV systems manufactured in Huainan and sold in China; and a cash subsidy of RMB 500 million (approximately U.S. $75 million) that may be used solely for the purchase of capital equipment for the development of Suncore’s operations in Huainan.  In the event the RMB 500 million cash subsidy is used for any purpose other than as authorized under the Agreement, Suncore would be subject to a penalty payable to Huainan of twice the amount of the subsidy.

Under the terms of the Agreement, EMCORE and San’an agree to commence construction of the Suncore facility in Huainan within one month after the site for the facility is made available.  The Agreement was subject to and received approval from the shareholders of San’an on December 23, 2010.

NOTE 14.  Fair Value Accounting

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

-
The following table provides the Company’s financial assets and liabilities, consisting of the following types of instruments, measured at fair value on a recurring basis:

(in thousands)	As of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets [Level 1]	Significant Other Observable Remaining Inputs [Level 2]	Significant Unobservable Inputs [Level 3]	Total
Assets
Money market fund deposits	$23,047	$-	$-	$23,047
Restricted fund deposits	2,346	-	-	2,346

Total assets measured at fair value	$25,393	$-	$-	$25,393

Liabilities
Warrants	$-	$747	$-	$747

(in thousands)	As of September 30, 2010
	Quoted Prices in Active Markets for Identical Assets [Level 1]	Significant Other Observable Remaining Inputs [Level 2]	Significant Unobservable Inputs [Level 3]	Total
Assets
Money market fund deposits	$19,944	$-	$-	$19,944
Restricted fund deposits	1,298	-	-	1,298

Total assets measured at fair value	$21,242	$-	$-	$21,242

Liabilities
Warrants	$-	$475	$-	$475

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

Certain warrants issued by the Company were classified as a liability since the warrants may be settled for cash under certain circumstances and meet the classification requirements for liability accounting in accordance with ASC 815.  The Company expects an impact to the condensed consolidated statement of operations when it records an adjustment to fair value of the warrants at the end of each quarterly reporting period going forward.  As of December 31, 2010 and September 30, 2010, the fair value of the warrants was estimated to be $0.7 million and $0.5 million, respectively, using the Monte Carlo option pricing model.  The Monte Carlo option pricing model was used since it allows the valuation of each warrant to factor in the value associated with the Company’s right to affect a mandatory exercise of each warrant if the Company’s common stock trades at a price greater than 140% of the exercise price of any warrant for 10 consecutive trading days.

The Monte Carlo option pricing model required the input of highly subjective assumptions, including the warrant’s expected life and the price volatility of the underlying stock, as outlined below:

Assumptions used in the Option Pricing Model	As of December 31, 2010	As of September 30, 2010

Expected dividend yield	-	-
Expected stock price volatility	102.7%	100.0%
Risk-free interest rate	1.5%	1.3%
Expected term (in years)	4.25	4.50

The carrying amounts of accounts receivable, short-term debt including borrowings under the Company’s credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

NOTE 15.   Income Taxes

During the three months ended December 31, 2010 and 2009, there were no material increases or decreases in unrecognized tax benefits and management does not anticipate any material increases or decreases in the amounts of unrecognized tax benefits over the next twelve months.  As of December 31, 2010, the Company had approximately $185,000 of interest and penalties accrued as tax liabilities on the balance sheet.  As of December 31, 2010 and September 30, 2010, the Company’s unrecognized gross tax benefit totaled $338,000.

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

Liquidity and Capital Resources

As of December 31, 2010, cash and cash equivalents was approximately $23.0 million and working capital totaled $33.6 million.  For the three months ended December 31, 2010, the Company generated $3.9 million in cash from operations compared with a consumption of $1.2 million of cash in the prior year.  The improvement in cash flow was due primarily to improved operating performance when compared to the prior year.

With respect to measures taken to improve liquidity, in November 2010, the Company entered into a three-year $35 million asset-backed revolving credit facility with Wells Fargo Bank, which can be used for working capital, letters of credit, and other general corporate purposes.  The credit facility is secured by substantially all of the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable and inventory accounts, which is in the process of being finalized.    The Company expects at least 40% of the total amount of credit under the credit facility to be available for use based on the borrowing base formula during fiscal year 2011.

The credit facility contains customary representations and warranties, affirmative, and negative covenants and certain events of default, including a subjective acceleration clause.  Under this clause, Wells Fargo may declare an event of default if it believes in good faith that the Company’s ability to pay all or any portion of its indebtedness with Wells Fargo or to perform any of its material obligations under the credit facility has been impaired, or if it believes in good faith that there has been a material adverse change in the business or financial condition of the Company.  If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the credit facility, cease making advances under the credit facility, or take possession of the Company’s assets that secure its obligations under the credit facility.  The Company does not anticipate at this time any change in the business or financial condition of the Company that could be deemed a material adverse change by Wells Fargo.

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from operations and amounts expected to be available under our credit facility with Wells Fargo Bank will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.

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

The JV Agreement provides for the parties to form Suncore Photovoltaics Co., Ltd., a limited liability company (“Suncore”), under the laws of the People’s Republic of China.  The registered capital of Suncore is $30 million, among which, San’an will contribute $18 million in cash, accounting for sixty percent (60%) of the registered capital of Suncore, and the Company will contribute $12 million in cash, accounting for forty percent (40%) of the registered capital of Suncore.  The registered capital of Suncore will be paid in by both parties in two installments according to the following schedule:

-	The first installment consisting of one-third of the subscribed registered capital contribution amount by February 26, 2011;

-	The second installment consisting of two thirds of the subscribed registered capital contribution amount by August 26, 2011.

The establishment of the Suncore entity which was subject to Chinese regional government approval occurred on January 12, 2011.  The Chairman of San’an will serve as the Chairman of Suncore and Dr. Charlie Wang, Executive Vice President of EMCORE Corporation, will serve as the General Manager of Suncore. All operational activities and business for CPV receivers, modules, and systems currently residing at both San’an and EMCORE's Langfang, China manufacturing facilities will eventually be transferred to Suncore.  In conjunction with the formation of this joint venture, the Company has agreed to grant Suncore an exclusive license to manufacture EMCORE's current and future improved CPV receivers, modules and systems in China for terrestrial solar power applications.

Concurrently with the execution of the JV Agreement, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with an affiliate of San’an.  Pursuant to the Cooperation Agreement, the Company, or a designated affiliate of the Company, will receive an aggregate $8.5 million in consulting fees (the “Consulting Fees”), following the establishment of Suncore, in exchange for a technology license and related support and strategic consulting services to Suncore. The Company intends to use the Consulting Fees to fund most of its capital contribution requirements to Suncore with the remaining portion being funded by the Company’s cash flow from operations and by borrowings under the Company’s Loan Agreement with Wells Fargo.  Pursuant to the Cooperation Agreement, the San’an affiliate will provide Suncore with working capital financing in the form of loans and/or guarantees.

On December 4, 2010, the Company entered into an Investment and Cooperation Agreement (the “Agreement”) with San’an and the Huainan Municipal Government (“Huainan”) in China.  The Agreement provides for Suncore’s primary engineering, manufacturing, and distribution operations for CPV components and systems to be established in the High-Tech Development Zone of Huainan City in exchange for subsidies and favorable tax and other incentives to be provided by Huainan.  The Agreement contemplates the development of a total of 1,000 megawatts of manufacturing capacity in Huainan over the next five years, with 200 megawatts to be in place by the end of 2011, an additional 300 megawatts by the end of 2013, and the remaining 500 megawatts by the end of 2015.

Under the terms of the Agreement, Huainan has committed to providing subsidies that include: reimbursement of fees and taxes related to the acquisition of an approximately 263-acre site on which the facility is to be constructed; reimbursement of 100% of the local portion of the business, value added and income taxes incurred during the first five years of Suncore’s production activities and 50% of the amount of those taxes during the subsequent five years; reimbursement of certain administrative and utility charges within the Huainan City High-Tech Development Zone; cash  rebates to Suncore of RMB 1.4 (approximately US$0.21) for every watt of the first 1,000  megawatts of CPV systems manufactured in Huainan and sold in China; and a cash subsidy of RMB 500 million (approximately U.S. $75 million) that may be used solely for the purchase of capital equipment for the development of Suncore’s operations in Huainan.  In the event the RMB 500 million cash subsidy is used for any purpose other than as authorized under the Agreement, Suncore would be subject to a penalty payable to Huainan of twice the amount of the subsidy.

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

The Company expects the long-term business outlook to remain positive for the Company’s Space Solar Power Generation and CATV product lines.  Although quarterly demand for the Space Solar Power Generation business can sometimes be uneven given the timing of satellite launches, we expect the general stability of the Space Solar Power Generation and CATV product lines to provide a solid foundation in order for the Company to invest in and pursue growth opportunities in the Terrestrial Solar Power and Telecom/Datacom Fiber Optics product lines.

Order Backlog

As of December 31, 2010, the Company had a consolidated order backlog of approximately $57.3 million, a 20% decrease from the $71.3 million order backlog reported as of the end of the preceding quarter.  On a segment basis, the Photovoltaics order backlog totaled $36.1 million, a 32% decrease from $52.9 million reported as of the end of the preceding quarter.  The Fiber Optics order backlog totaled $21.2 million, a 15% increase from $18.4 million reported as of the end of the preceding quarter.  Order backlog is defined as purchase orders or supply agreements accepted by the Company with expected product delivery and/or services to be performed within the next twelve months.

The decrease in Photovoltaics backlog as of December 31, 2010 was primarily attributed to two events within the quarter.  The first was related to a shipment of space solar cells for an international customer that was in finished goods inventory at the end of the September quarter due to a delay in receipt of an export license.  The order was expected to ship in the September quarter, however the license was not issued until early in the December quarter and the product shipped within the December quarter.  The second event impacting the Photovoltaics backlog as of December 31, 2010 was related to the rescheduling of space solar cells for one of our large U.S. customers.  Our customer has asked us to push out the delivery on some of their photovoltaic cells beyond twelve months in order to accommodate a facility move at their contract manufacturer.  In both cases listed above, we do not believe that either event is related to the fundamental strength or anticipated market demand for our space solar products in the near future.

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

Results of Operations

Correction of Prior Period Financial Statements

During the third fiscal quarter ended June 30, 2010, management determined that approximately $2.5 million of excess and obsolete inventory reserves related to the Company’s Fiber Optics segment and $0.2 million of compensation expense should have been recorded in the quarter ended September 30, 2009.  The impact from correcting prior period financial statements resulted in the reduction of cost of revenue of approximately $1.3 million and $0.3 million from amounts previously reported in the quarters ended December 31, 2009 and March 31, 2010, respectively which improved profitability in these reporting periods.  These corrections had no impact to net cash provided by (used in) operating activities or other subtotals as reported on the condensed consolidated statements of cash flows for the three months ended December 31, 2009.  These corrections will be made to applicable prior period financial information in future filings with the SEC.

The following table sets forth the Company’s condensed consolidated statements of operations data expressed as a percentage of total revenue.

	Three Months Ended December 31,
	2010	2009

Revenue	100.0%	100.0%
Cost of revenue	75.7	78.0

Gross profit	24.3	22.0

Operating expenses:
Selling, general, and administrative	15.8	28.9
Research and development	13.8	17.7

Total operating expenses	29.6	46.6

Operating loss	(5.3)	(24.6)

Other (income) expense:
Interest income	-	-
Interest expense	0.5	0.3
Foreign exchange loss	0.7	0.5
Change in fair value of financial instruments	0.5	2.7
Financing instrument cost	-	0.5

Total other expense	1.7	4.0

Net loss	(7.0)%	(28.6)%

Comparison of the Three Months Ended December 31, 2010 and 2009

Revenue:
Revenue for the three months ended December 31, 2010 was $52.1 million, an increase of $9.7 million, or 23%, from $42.4 million reported in the prior year.

On a segment basis, revenue for the Fiber Optics segment was $31.8 million, an increase of $6.2 million, or 24%, from $25.6 million reported in the prior year.  Compared to the prior year, revenue from digital fiber optics products increased 25% which was driven by product volume increases from both telecom optical products and laser/detector component products.  Revenue from broadband products increased 21% when compared to the prior year which was driven by product volume increases from CATV transmitters, modules, and components, and an increase in volume from video transport products.  During the three months ended December 31, 2010, the ITC ruling on our parallel optics devices resulted in a reduction of sales from the prior quarter.  See Footnote 11 – Commitments and Contingencies in the notes to the condensed consolidated financial statements for disclosures related to the ITC ruling.  The Fiber Optics segment accounted for 61% of the Company's consolidated quarterly revenue in fiscal 2011 compared to 60% in the prior year.

Revenue for the Photovoltaics segment was $20.3 million, an increase of $3.5 million, or 21%, from $16.8 million reported in the prior year.  The increase in Photovoltaics revenue was primarily due to an increase in demand for the Company’s space solar power products.  Compared to the prior year, sales of space solar cells and CICs increased 20%, revenue from service contracts increased 76%, and revenue earned on long-term space solar panels decreased 4%.  Historically, quarterly revenue has fluctuated significantly in the Photovoltaics segment due to the completion of long-term contracts, varying shipment schedules on long-term supply agreements, and changes in product mix within order backlog.  The Photovoltaics segment accounted for 39% of the Company's consolidated quarterly revenue in fiscal 2011 compared to 40% in the prior year period.

Gross Profit:
Consolidated gross profit was $12.7 million, an improvement of $3.4 million, from a gross profit of $9.3 million reported in the prior year.  Consolidated gross margin was 24.3%, an improvement from the 22.0% gross margin reported in the prior year.

On a segment basis, Fiber Optics gross margin was 18.7%, down from the 21.9% gross margin reported in the prior year, due to a change in revenue product mix.  Photovoltaics gross margin was 33.1%, an improvement from the 22.1% gross margin reported in the prior year.  The increase in Photovoltaics gross margin was primarily due to increased sales of higher margin space solar power products along with improved manufacturing yields on certain satellite solar panel contracts.

Operating Expenses:
Sales, general, and administrative expenses for the three months ended December 31, 2010 totaled $8.3 million, a decrease of $3.9 million, or 32%, from $12.2 million reported in the prior year.  Sales, general, and administrative expenses included $4.2 million of patent litigation and other corporate-related legal expense and $1.3 million related to the surrender of stock options in the prior year.  As a percentage of revenue, sales, general, and administrative expenses were 15.8%, a decrease from 28.9% in the prior year.

Research and development expenses for the three months ended December 31, 2010 totaled $7.2 million, a decrease of $0.3 million, or 4%, from $7.5 million reported in the prior year.  As a percentage of revenue, research and development expenses were 13.8%, a decrease from 17.7% in the prior year.

Consolidated operating expenses for the three months ended December 31, 2010 totaled $15.5 million, a decrease of $4.2 million, or 22%, from $19.7 million reported in the prior year.

Operating loss:
The consolidated operating loss for the three months ended December 31, 2010 was $2.8 million, an improvement of $7.6 million, or 73%, from an operating loss of $10.4 million reported in the prior year, with the variance primarily due to the 2010 legal expenses discussed above as well as, improved operating performance at the gross margin level.

Change in fair value of financial instruments.
The warrants issued by the Company on October 1, 2009 were classified as a liability since the warrants met the classification requirements for liability accounting in accordance with ASC 815.  The Company expects an impact to the condensed consolidated statement of operations when it records an adjustment to fair value of the warrants at the end of each quarterly reporting period going forward.  As of December 31, 2009, the fair value of the warrants was estimated to be $1.1 million.  As of December 31, 2010, the fair value of the warrants was estimated to be $0.7 million, which represented an increase of $0.2 million from $0.5 million recorded as of September 30, 2010.

Cost of financing instruments.
Costs incurred to enter into the Company’s equity line of credit facility were expensed as incurred.   On October 1, 2009, the Company recorded $0.2 million related to the issuance of 185,185 shares of common stock.

Net Loss:
The consolidated net loss for the three months ended December 31, 2010 was $3.6 million, an improvement of $8.5 million, or 70%, from $12.1 million net loss reported in the prior year, with the variance primarily due to the 2010 legal expenses discussed above as well as, improved operating performance at the gross margin level.   The net loss per share for the three months ended December 31, 2010 was $0.04 per share, an improvement of $0.11 per share, from a net loss of $0.15 per share reported in the prior year.

Cash Flow

Cash Provided by (Used for) Operating Activities

For the three months ended December 31, 2010, net cash provided by operating activities was approximately $4.4 million, which represents an increase of $5.6 million from $1.2 million in cash used by operating activities for the three months ended December 31, 2009.

For the three months ended December 31, 2010, the $4.4 million cash provided by operating activities was primarily due to the Company’s improved operating performance as well as a decrease in certain components of working capital of approximately $3.4 million.  The net decrease in certain components of working capital was primarily due to a $5.3 million decrease in accounts receivable, an increase of $0.5 million in accounts payable, and a decrease of $0.3 million in inventory; partially offset by a $0.1 million increase in other assets, and a $2.6 million decrease in accrued expenses and other current liabilities.  Non-cash adjustments used to reconcile net loss to net cash provided by operating activities included $3.0 million related to depreciation and amortization expense and $0.8 million related to stock-based compensation expense.

For the three months ended December 31, 2009, the $1.2 million cash usage was primarily due to the Company’s net loss of $12.1million partially offset by a net decrease in certain components of working capital of approximately $3.0 million.  The net decrease in certain components of working capital was due to a $3.6 million increase in accounts payable, a $1.5 million decrease in inventory, and a $0.2 million decrease in other assets; partially offset by a $1.3 million decrease in accrued expenses and other current liabilities and a $1.0 million increase in accounts receivable.  Non-cash adjustments used to reconcile net loss to net cash used in operating activities included $3.2 million related to stock-based compensation expense, $3.1 million related to depreciation and amortization expense, and $1.4 million related to expenses associated with the Company’s equity facility.

Net Cash (Used in) Provided for Investing Activities

For the three months ended December 31, 2010, net cash used in investing activities was $2.2 million, which represents an increase of $3.5 million from $1.3 million in cash provided by investing activities for the three months ended December 31, 2009.

For the three months ended December 31, 2010, the $2.2 million of net cash used in investing activities was primarily due to $1.0 million increase in restricted cash, $1.0 million related to capital expenditures, and $0.2 million related to investment in patents.

For the three months ended December 31, 2009, the $1.3 million in net cash provided by investing activities was primarily due to a release of restricted cash of $1.5 million; partially offset by $0.2 million invested in patents and plant and equipment.

Net Cash Provided by Financing Activities

For the three months ended December 31, 2010, net cash provided by financing activities totaled $1.2 million, which represents an increase of $0.4 million from $0.8 million in cash provided by financing activities for the three months ended December 31, 2009.

For the three months ended December 31, 2010, the $1.2 million in net cash provided by financing activities was primarily due to net borrowings under the Company’s credit facility.

For the three months ended December 31, 2009, the $0.8 million in net cash provided by financing activities consisted of $0.5 million in proceeds from the Company’s employee stock purchase plan and $0.3 million in net borrowings under the Company’s credit facility.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments over the next five years are summarized in the table below:

(in thousands)		For the Fiscal Years Ended September 30,
As of December 31, 2010	Total	2011	2012 to 2013	2014 to 2015	2016 and later

Operating lease obligations	$6,041	$1,359	$1,907	$152	$2,623
Line of credit	11,756	11,756	-	-	-
Purchase obligations	26,202	26,113	81	8	-

Total contractual obligations and commitments	$43,999	$39,228	$1,988	$160	$2,623

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to the Company’s results of operations.

Operating leases
Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties.

Line of Credit
As of December 31, 2010, the Company had an $11.8 million LIBOR rate loan outstanding, with an interest rate of 3.3%, and approximately $0.3 million in an outstanding standby letter of credit under the Loan Agreement.  The Company completely paid off the outstanding borrowings on January 28, 2011 using cash on hand.

Suncore Joint Venture
On July 30, 2010, the Company entered into an agreement for the establishment and operation of a joint venture, Suncore Photovoltaics Co., Ltd., with San’an Optoelectronics Co., Ltd. for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under technology licensing from the Company.  The establishment of the Suncore entity which was subject to Chinese regional government approval occurred on January 12, 2011.  The registered capital of Suncore is $30 million, among which, San’an will contribute $18 million in cash, accounting for sixty percent (60%) of the registered capital of Suncore, and the Company will contribute $12 million in cash, accounting for forty percent (40%) of the registered capital of Suncore.  The registered capital of Suncore will be paid in by both parties in two installments according to the following schedule:

-	The first installment consisting of one-third of the subscribed registered capital contribution amount by February 26, 2011;

-	The second installment consisting of two thirds of the subscribed registered capital contribution amount by August 26, 2011.

The Company intends to fund most of its capital contribution requirements to Suncore using consulting fees paid by San’an with the remaining portion being funded by the Company’s cash flow from operations and by borrowings under the Company’s Loan Agreement with Wells Fargo.

Segment Data and Related Information
See Footnote 12 - Segment Data and Related Information in the notes to the condensed consolidated financial statements for disclosures related to business segment revenue, geographic revenue, significant customers, and operating loss by business segment.

Recent Accounting Pronouncements
See Footnote 2 - Recent Accounting Pronouncements in the notes to the condensed consolidated financial statements for disclosures related to recent accounting pronouncements.

Critical Accounting Policies
See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for disclosures related to the Company’s critical accounting policies.

Executive Officer
Mr. Mark Weinswig was hired by the Company as Chief Financial Officer effective October 11, 2010.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

See Item 7A - Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

ITEM 4.	Controls and Procedures

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

Management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act) as of December 31, 2010.  Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective because of the material weaknesses described in section (c) below.

In light of the material weaknesses described in section (c) below, additional analyses and other procedures were performed to ensure that the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  These measures included expanded quarter-end closing procedures, the dedication of significant internal resources to scrutinize account analyses and reconciliations, and management’s own internal reviews and efforts to remediate the material weaknesses in internal control over financial reporting described below.  As a result of these measures, management concluded that the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s condensed consolidated financial position, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Act.  This Evaluation of Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of the Company’s Chief Executive Officer and Chief Financial Officer.

b.             Changes in Internal Control over Financial Reporting

Except for the changes described in section (c) below related to inventory reserve transactions and inventory held by third parties, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

c.             In Process Remediation Actions to Address the Internal Control Weaknesses

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  Management identified the following material weaknesses in the Company’s internal control over financial reporting as of September 30, 2010 which continue to exist as of December 31, 2010:

1) Control activities related to certain inventory reserve transactions

The Company did not maintain effective controls over certain inventory reserve transactions.  Specifically, the Company did not have effectively designed controls to prevent the reversal of certain inventory reserves and provide reasonable assurance that inventory reserves were recorded in accordance with GAAP.

2) Control activities related to certain inventory held by third parties

The Company did not maintain effective controls over certain inventory held by third parties.  Specifically, reconciliations of inventory held by third parties were not performed on a part-by-part basis; therefore, controls were not designed and in place to provide reasonable assurance that the inventory held by third parties was recorded in accordance with GAAP.

In response to the identified material weaknesses described above, the Company has dedicated significant resources to improving its control environment.  Management believes that actions taken during the quarter ended December 31, 2010, along with other improvements not yet fully implemented, will address the material weaknesses in the Company’s internal control over financial reporting described above.  Company management plans to continue to review and make changes to the overall design of its control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting.  In particular, the Company has implemented, or plans to implement, the measures described below to remediate the material weaknesses.

1) Control activities related to certain inventory reserve transactions

As of September 30, 2010 and December 31, 2010, the Company’s Finance Department completed an excess and obsolete (E&O) reserve rollforward from prior periods to ensure that any decrease in the E&O reserve was attributed to either a sale or disposal of reserved inventory.  The Company plans to perform this control on a quarterly basis.

2) Control activities related to certain inventory held by third parties

On a quarterly basis, reconciliations will be performed on both a total dollar basis and on a part-by-part basis to ensure that inventory held by third parties has been recorded in accordance with GAAP.

Management intends to continue to monitor the effectiveness of these actions and will make changes to the action plans if deemed necessary and appropriate.

d.             Limitations on the Effectiveness of Internal Control over Financial Reporting

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

See Footnote 11 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for disclosures related to the Company’s legal proceedings.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable.

ITEM 5.	Other Information

Not Applicable.

ITEM 6.	Exhibits

Exhibit Number	Description

31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date: February 7, 2011	By:	/s/ Hong Hou
Hong Q. Hou, Ph.D.

Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2011	By:	/s/ Mark Weinswig
Mark Weinswig

Chief Financial Officer (Principal Financial and Accounting Officer)