Form 10-Q
period 2011-03-31
EMCORE CORP
filed 2011-05-06
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

The number of shares outstanding of the registrant’s no par value common stock as of May 3, 2011 was 88,334,660.

CAUTIONARY STATEMENT
 REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are largely based on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate.  These forward-looking statements may be identified by the use of terms and phrases such as “anticipates”, “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, “targets”, “will”, and similar expressions or variations of these terms and similar phrases.  Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements.  Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as updated by our subsequent periodic reports.  These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

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
For The Quarterly Period Ended March 31, 2011

PART I.	FINANCIAL INFORMATION
ITEM I.                 Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six months ended March 31, 2011 and 2010
(in thousands, except loss per share)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Revenue	$47,218	$48,194	$99,325	$90,596

Cost of revenue	36,638	32,436	76,065	65,525

Gross profit	10,580	15,758	23,260	25,071

Operating expenses (income):
Selling, general, and administrative	9,380	9,023	17,644	21,250
Research and development	7,984	7,596	15,175	15,109
Litigation settlement	(2,590)	-	(2,590)	-
Total operating expenses	14,774	16,619	30,229	36,359

Operating loss	(4,194)	(861)	(6,969)	(11,288)

Other expense (income):
Interest income	-	(17)	-	(19)
Interest expense	130	103	388	219
Foreign exchange loss (gain)	(749)	729	(414)	961
Loss from equity method investment	587	-	587	-
Change in fair value of financial instruments	1,038	(322)	1,310	810
Cost of financing instruments	5	108	10	336
Total other expense	1,011	601	1,881	2,307

Net loss	$(5,205)	$(1,462)	$(8,850)	$(13,595)

Foreign exchange translation adjustment	(414)	288	(308)	366

Comprehensive loss	$(5,619)	$(1,174)	$(9,158)	$(13,229)

Per share data:

Net loss per basic and diluted share	$(0.06)	$(0.02)	$(0.10)	$(0.17)

Weighted-average number of basic and diluted shares outstanding	87,216	82,459	86,221	81,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of March 31, 2011 and September 30, 2010
(in thousands)
(unaudited)
	As of March 31, 2011	As of September 30, 2010
ASSETS

Current assets:
Cash and cash equivalents	$14,338	$19,944
Restricted cash	2,635	1,298
Accounts receivable, net of allowance of $3,396 and $8,399, respectively	38,088	40,125
Inventory	31,361	32,056
Prepaid expenses and other current assets	5,972	5,312

Total current assets	92,394	98,735

Property, plant and equipment, net	44,827	46,990
Goodwill	20,384	20,384
Other intangible assets, net	9,734	10,738
Other non-current assets, net of allowance of $5,254 and $0, respectively	3,904	991

Total assets	$171,243	$177,838

LIABILITIES and SHAREHOLDERS’ EQUITY

Current liabilities:
Borrowings from credit facility	$13,710	$10,573
Accounts payable	24,399	26,156
Warrant liability	1,981	-
Equity method investment	1,195	-
Accrued expenses and other current liabilities	22,206	27,115

Total current liabilities	63,491	63,844

Warrant liability	-	475
Other long-term liabilities	38	87

Total liabilities	63,529	64,406

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.0001 par, 5,882 shares authorized; no shares outstanding	-	-
Common stock, no par value, 200,000 shares authorized; 88,517 shares issued and 88,358 shares outstanding as of March 31, 2011; 85,346 shares issued and 85,187 shares outstanding as of September 30, 2010	697,415	701,997
Accumulated deficit	(588,087)	(587,259)
Accumulated other comprehensive income	469	777
Treasury stock, at cost; 159 shares as of March 31, 2011 and September 30, 2010	(2,083)	(2,083)
Total shareholders’ equity	107,714	113,432

Total liabilities and shareholders’ equity	$171,243	$177,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2011 and 2010
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(8,850)	$(13,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,970	6,236
Stock-based compensation expense	2,024	5,250
Change in fair value of financial instruments	1,310	810
Compensatory stock issuances	587	528
Loss from equity method investment	587	-
Provision for product warranty	144	726
Provision for doubtful accounts	79	(410)
Cost of financing instruments	-	322
Loss on disposal of equipment	-	89
Total non-cash adjustments	10,701	13,551

Changes in operating assets and liabilities:
Accounts receivable	2,059	(3,472)
Inventory	722	55
Other assets	(3,504)	236
Accounts payable	(1,766)	5,333
Accrued expenses and other current liabilities	(371)	(2,279)
Total change in operating assets and liabilities	(2,860)	(127)
Net cash used in operating activities	(1,009)	(171)

Cash flows from investing activities:
Investment in unconsolidated affiliate	(4,000)	-
Purchase of plant and equipment	(1,685)	(243)
(Increase) release of restricted cash	(1,338)	1,096
Purchase of business	(750)	-
Investment in patents	(331)	(358)
Sales of available-for-sale securities	-	100
Net cash (used in) provided by investing activities	(8,104)	595

Cash flows from financing activities:
Net proceeds from (payments on) borrowings from credit facilities	3,137	(671)
Proceeds from employee stock purchase plan	555	505
Proceeds from exercise of employee stock options	248	-
Proceeds related to officer and director purchase plan	17	-
Payments on capital lease obligations	(3)	-
Net proceeds from equity line of credit	-	1,980
Net payments on short-term debt	-	(114)
Net cash provided by financing activities	3,954	1,700

Effect of foreign currency	(447)	1,029
Net (decrease) increase in cash and cash equivalents	(5,606)	3,153

Cash and cash equivalents at beginning of period	19,944	14,028
Cash and cash equivalents at end of period	$14,338	$17,181

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$701	$148
Cash paid during the period for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock under equity line of credit	$-	$228

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

Certain prior period information has been reclassified to conform to the current period presentation.  These changes had no impact on the Company’s previously reported financial position, results of operations, or cash flows.

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

Liquidity and Capital Resources

As of March 31, 2011, cash and cash equivalents was approximately $14.3 million and working capital totaled $28.9 million.  For the six months ended March 31, 2011, net cash used in operating activities totaled $1.0 million.

With respect to measures taken to improve liquidity, in November 2010, the Company entered into a three-year $35 million asset-backed revolving credit facility with Wells Fargo Bank (“Wells Fargo”), which can be used for working capital, letters of credit, and other general corporate purposes.  The credit facility is secured by substantially all of the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable and inventory accounts.  The Company expects at least 40% of the total amount of credit under the credit facility to be available for use based on the borrowing base formula during fiscal year 2011.  As of March 31, 2011, the Company had a $13.7 million LIBOR rate loan outstanding, with an interest rate of 3.4%, and approximately $1.0 million reserved under six outstanding standby letters of credit under the credit facility.   As of April 30, 2011, the Company partially paid down the outstanding loan to $4.1 million.

The credit facility contains customary representations and warranties, affirmative and negative covenants, and certain events of default, including a subjective acceleration clause.  Under this clause, Wells Fargo may declare an event of default if it believes in good faith that the Company’s ability to pay all or any portion of its indebtedness with Wells Fargo or to perform any of its material obligations under the credit facility has been impaired, or if it believes in good faith that there has been a material adverse change in the business or financial condition of the Company.  If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the credit facility, cease making advances under the credit facility or take possession of the Company’s assets that secure its obligations under the credit facility.   The Company does not anticipate at this time any change in the business or financial condition of the Company that could be deemed a material adverse change by Wells Fargo.

In addition, in April 2011, the Company announced that it entered into a stock purchase agreement with Shanghai Di Feng Investment Co. Ltd. pursuant to which the Company will issue and sell an aggregate of 4.4 million shares of its common stock for approximately $9.7 million.  The Company intends to use the proceeds for working capital and general corporate purposes.  The closing of the private placement is subject to the completion of customary closing conditions for transactions of this type, including approval of applicable Chinese government agencies.  See Footnote 16 – Subsequent Event for details related to this private placement transaction.

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from operations and amounts expected to be available under our credit facility with Wells Fargo will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.

However, in the event of unforeseen circumstances, unfavorable market or economic developments, unfavorable results from operations, or if Wells Fargo declares an event of default on the credit facility, the Company may have to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt, or selling certain product lines and/or portions of our business.  There can be no guarantee that the Company will be able to raise additional funds on terms acceptable to us, or at all.  A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if the Company experiences negative operating results.  As a result of the delay in filing our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, we are currently ineligible to register our securities on Form S-3.  As a result it may be more difficult and costly for us to access the capital markets until we regain Form S-3 eligibility.  If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, and results of operations may be adversely affected.

Correction of Prior Period Financial Statements

During the quarter ended June 30, 2010, management determined that approximately $2.5 million of excess and obsolete inventory reserves related to the Company’s Fiber Optics segment and $0.2 million of compensation expense should have been recorded in the quarter ended September 30, 2009.  The impact from correcting prior period financial statements resulted in the reduction of cost of revenue of approximately $1.3 million and $0.3 million from amounts previously reported in the quarters ended December 31, 2009 and March 31, 2010, respectively, which improved profitability in these reporting periods.  These corrections had no impact to net cash provided by (used in) operating activities or other subtotals as reported on the condensed consolidated statements of cash flows for the six months ended March 31, 2010.

NOTE 2.  Accounting Policies and Recent Accounting Pronouncements

Multiple-Element Arrangements

Contracts with our customers usually relate to either the delivery of product or the completion of technology or engineering research and development contracts.  In a very limited number of cases, a research contract may involve the creation and delivery of a customer-designed product sample based upon the research and development efforts completed.  Based on the following criteria in ASC 605-25-25-5, Revenue Recognition – Multiple-Element Arrangements, we have concluded that product revenue should not be considered a unit of accounting separate from the service revenue for these types of research contracts.

Contract Manufacturers

In the Fiber Optics segment, prior to certain customers accepting product that is manufactured at one of our contract manufacturers, these customers require that they first qualify the product and manufacturing processes at our contract manufacturer.  The customers’ qualification process determines whether the product manufactured at our contract manufacturer achieves their quality, performance, and reliability standards.  After a customer completes the initial qualification process, the Company receives approval to ship qualified product to that customer.  As part of the manufacturing process at our contract manufacturers, the finished product is tested prior to shipment to the customer using the same criteria that our customer uses to test product it receives.  Revenue is recognized upon shipment of customer qualified product, provided persuasive evidence of a contract exists, the price is fixed, the product meets its specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds.

There have been no recent accounting pronouncements or changes in accounting pronouncements since September 30, 2010 that are of significance, or potential significance, to the Company.  The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows upon adoption.

NOTE 3.  Equity

The Company provides long-term incentives to eligible officers, directors, and employees in the form of stock-based awards.  The Company maintains two stock award plans: the 2000 Stock Option Plan (the “2000 Plan”) and the 2010 Equity Incentive Plan (the “2010 Equity Plan” and, together with the 2000 Plan, the “Stock Plans”).   The 2000 Plan expired in February 2010 and no additional shares are available for grant under this plan.  The Company issues new shares of common stock to satisfy awards issued under the 2010 Equity Plan.

Stock Options

Most of the Company’s stock options vest and become exercisable over four to five years and have a contractual life of ten years.  Certain stock options awarded by the Company are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

 The following tables summarize the activity related to stock options under the Company’s Stock Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Outstanding as of September 30, 2010	8,722,125	$4.70	7.02

Granted	724,000
Exercised	(181,550)
Forfeited	(82,326)
Cancelled	(124,268)

Outstanding as of March 31, 2011	9,057,981	$4.49	6.81

Exercisable as of March 31, 2011	4,890,612	$5.52	5.71

Vested and expected to vest as of March 31, 2011	6,150,249	$4.98	6.23

As of March 31, 2011
	Number of Stock Options Outstanding			Options Exercisable
Exercise Price of Stock Options	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted - -Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$<5.00	4,920,783	7.17	$1.85	1,997,175	$2.61
>=$5.01 to <$10.00	4,106,498	6.38	7.61	2,873,437	7.49
=>$10.00	30,700	6.30	11.34	20,000	11.32
Total	9,057,981	6.81	$4.49	4,890,612	$5.52

As of March 31, 2011, there was approximately $2.2 million of unrecognized stock-based compensation expense related to non-vested stock options granted under the Stock Plans which is expected to be recognized over an estimated weighted average life of 2.2 years.

Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option’s exercise price and the underlying stock price.  The total intrinsic value related to stock options exercised during the three and six months ended March 31, 2011 was approximately $151,000 and $156,000, respectively.  No stock options were exercised during the six months ended March 31, 2010.  The intrinsic value related to fully vested and expected to vest stock options as of March 31, 2011 and 2010 was approximately $2.2 million and $22,000, respectively.  The intrinsic value related to exercisable stock options as of March 31, 2011 and 2010 was approximately $917,000 and $8,000, respectively.

Restricted Stock

The following tables summarize the activity related to restricted stock awards under the 2010 Equity Plan for the six months ended March 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested as of September 30, 2010	-	$-

Granted	1,665,900	1.42
Vested	-	-
Cancelled	(4,000)	1.42

Non-vested as of March 31, 2011	1,661,900	$1.42

As of March 31, 2011, there was approximately $1.0 million of remaining unamortized stock-based compensation expense associated with restricted stock awards, which will be expensed over a weighted average remaining service period of approximately 2.8 years.  Pre-vesting forfeitures were estimated at 32.5%.

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

The amounts of shares issued for the ESPP are as follows:
	Number of Common Stock Shares	Purchase Price per Share of Common Stock

Amount of shares reserved for the ESPP	4,500,000

Number of shares issued for calendar years 2000 through 2008	(1,716,446)	$0.88 - $40.93
Number of shares issued for calendar year 2009	(1,073,405)	$0.92
Number of shares issued for calendar year 2010	(651,700)	$0.74
Number of shares issued for calendar year 2011	(781,802)	$0.71

Remaining shares reserved for the ESPP	276,647

Officer and Director Share Purchase Plan

On January 21, 2011, the Compensation Committee of the Board of Directors approved an Officer and Director Share Purchase Plan (“ODPP”), which allows executive officers and directors of the Company to purchase shares of the Company’s common stock at fair market value in lieu of salary or, in the case of directors, director fees.  Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing Company common stock.  Elections to participate in the ODPP may only be made during open trading windows under the Company’s insider trading policy when the participant does not otherwise possess material non-public information concerning the Company.  The Board of Directors has authorized 500,000 shares to be made available for purchase by officers and directors under the ODPP.  As of March 31, 2011, 6,015 shares had been purchased under the ODPP.

Stock-based compensation

The effect of recording stock-based compensation expense was as follows:

(in thousands, except per share data)	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
Stock-based compensation expense by award type:

Employee stock options	$1,040	$1,927	$1,722	$4,933
Restricted stock awards	90	-	90	-
Employee stock purchase plan	77	137	212	317

Total stock-based compensation expense	$1,207	$2,064	$2,024	$5,250

Stock-based compensation expense by expense category:
Cost of revenue	$143	$387	$256	$876
Selling, general, and administrative	817	1,386	1,324	3,676
Research and development	247	291	444	698

Total stock-based compensation expense	$1,207	$2,064	$2,024	$5,250

Net effect on net loss per basic and diluted share	$(0.01)	$(0.03)	$(0.02)	$(0.06)

Valuation Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions.  The option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The weighted-average grant date fair value of stock options granted during the three and six months ended March 31, 2011 was $1.58 and $0.88, respectively.  The weighted-average grant date fair value of stock options granted during the three and six months ended March 31, 2010 was $0.78 and $0.77, respectively.
Assumptions used in Black-Scholes Option Valuation Model	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010

Expected dividend yield	-	-	-	-
Expected stock price volatility	101.0%	97.3%	98.6%	97.1%
Risk-free interest rate	1.9%	2.5%	1.4%	2.4%
Expected term (in years)	4.7	4.5	4.9	4.6
Estimated pre-vesting forfeitures	32.5%	32.7%	32.5%	32.7%

Warrants

As of March 31, 2011 and September 30, 2010, the Company had 3,000,003 warrants outstanding.  On February 20, 2008, in conjunction with a private placement transaction, the Company issued 1,400,003 warrants representing the right to purchase up to an aggregate of 1,400,003 shares of the Company’s common stock (the “2008 Warrants”) and on October 1, 2009, the Company entered into an equity line of credit arrangement with Commerce Court Small Cap Value Fund, Ltd. wherein the Company issued three warrants representing the right to purchase up to an aggregate of 1,600,000 shares of the Company’s common stock (the “2009 Warrants” and together with the 2008 Warrants, “the “2008 & 2009 Warrants”).

During the quarter ended March 31, 2011, management determined that the 2008 Warrants should have been accounted for as a liability transaction since these warrants met the definition of a derivative instrument and did not qualify for equity classification.  The Company’s valuation of the warrants based on a Monte Carlo option pricing model resulted in a valuation of approximately $8.2 million, $1.8 million, $0.4 million, $0.1 million, and $0.2 million as of February 20, 2008, September 30, 2008, September 30, 2009, September 30, 2010 and December 31, 2010, respectively.  In this Quarterly Report on Form 10-Q, the Company adjusted common stock and accumulated deficit, both equity-related accounts, by $8,218,000 and $8,022,000, respectively, and recorded the liability related to the fair value of the warrants as of January 1, 2011 of $196,000 to correct the initial accounting treatment of the warrants from equity to liability accounting as an out-of-period adjustment.   The Company also reclassified the 2008 and 2009 Warrants from a non-current liability to a current liability during the quarter ended March 31, 2011 since these warrants include a fundamental transaction clause whereby, in the event that another person becomes the beneficial owner of 50% of the outstanding shares of the Company’s common stock, and if other conditions are met, the Company may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black Scholes value of the remaining unexercised portion of the warrants on the date of such fundamental transaction.  A change of control is not within the Company’s control and the net cash settlement to the warrant holders would represent an additional form of consideration that may not be available to holders of the Company’s common stock.

See Footnote 15 – Fair Value Accounting for details related to the valuation of the 2008 and 2009 Warrants.

Future Issuances

As of March 31, 2011, the Company had reserved 14.4 million shares of its common stock for future issuances as follows:

Number of Common Stock Shares Available for Future Issuances

For exercise of outstanding stock options	9,057,981
For future issuances to employees under the ESPP	276,647
For future stock option or restricted stock awards under the 2010 Equity Incentive Plan	1,616,100
For future exercise of warrants	3,000,003
For future issuance under the ODPP	493,985
Total reserved	14,444,716

NOTE 4.  Receivables

The components of accounts receivable consisted of the following:

(in thousands)	As of March 31, 2011	As of September 30, 2010

Accounts receivable	$35,577	$37,574
Accounts receivable – unbilled	5,907	10,950

Accounts receivable, gross	41,484	48,524

Allowance for doubtful accounts	(3,396)	(8,399)

Accounts receivable, net	$38,088	$40,125

Pursuant to ASC 605-35, Revenue Recognition – Construction–Type and Production, the Company records revenue on long-term solar panel and solar power system contracts using either the percentage-of-completion method or the completed contract method.  In general, the performance of these types of contracts involves the design, development, and manufacture of complex aerospace or electronic equipment to our customer’s specifications.  The percentage-of-completion method is used by the Company in circumstances in which all the following conditions exist:

-	The contract includes enforceable rights regarding goods or services to be provided to the customer, the consideration to be exchanged, and the manner and terms of settlement;

-	Both the Company and the customer are expected to satisfy all of the contractual obligations; and,

-	Reasonably reliable estimates of total revenue, total cost, and the progress toward completion can be made.

The percentage-of-completion method recognizes estimates for contract revenue and costs in progress as work on the contract continues.  Estimates are revised as additional information becomes available.  If estimates of costs to complete a contract indicate a loss, a provision is made at that time for the total loss anticipated on the contract.

The Company uses the completed contract method if reasonably dependable estimates cannot be made or for which inherent hazards make estimates doubtful.  Under the completed contract method, contract revenue and costs in progress are deferred as work on the contract continues.  If a loss becomes evident on the contract, a provision is made at that time for the total loss anticipated on the contract.  Total contract revenue and related costs are recognized upon the completion of the contract.

As of March 31, 2011 and September 30, 2010, the Company had $6.6 million and $18.4 million, respectively, of accounts receivable recorded using the percentage of completion method.  Of these amounts, $1.9 million was invoiced and $4.7 million was unbilled as of March 31, 2011 and $8.8 million was invoiced and $9.6 million was unbilled as of September 30, 2010.  Unbilled accounts receivable represents revenue recognized but not yet billed or accounts billed after the period ended.  Billings on contracts using the percentage-of-completion method usually occur upon completion of predetermined contract milestones or other contract terms, such as customer approval.

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.  The allowance for doubtful accounts specifically related to receivables recorded using the percentage-of-completion method totaled $5.1 million as of September 30, 2010 and as noted below, this allowance was reclassified to a non-current receivable account as of March 31, 2011.

During the three months ended March 31, 2011, the Company entered into an accounts receivable settlement agreement related to a large fixed-priced international solar power system contract that was accounted for using the percentage-of-completion method.   Based upon the terms of the settlement agreement, the Company reclassified a net accounts receivable balance of approximately $2.0 million from a current receivable account to a long-term receivable account within other non-current assets, leaving approximately $0.2 million as a current receivable which is expected to be paid within the next twelve months.  The reclass of accounts receivable consisted of a billed accounts receivable balance of $5.8 million, unbilled accounts receivable balance of $1.5 million, along with an allowance for doubtful accounts associated with this receivable that totaled $5.3 million.

The following table summarizes the changes in the allowance for doubtful accounts:

(in thousands)	Six Months Ended March 31,
	2011	2010

Balance at beginning of period	$8,399	$7,125
Expense - charge to provision, net of (recoveries)	79	(410)
Reclass of a specific allowance for doubtful accounts to a long-term receivables account	(5,254)	-
Impact from foreign exchange translation adjustment	181	(200)
Write-offs - deductions against receivables	(9)	(1,065)

Balance at end of period	$3,396	$5,450

NOTE 5.  Inventory

The components of inventory consisted of the following:

(in thousands)	As of March 31, 2011	As of September 30, 2010

Raw materials	$13,703	$13,632
Work in-process	6,529	6,496
Finished goods	11,129	11,928

Inventory	$31,361	$32,056

NOTE 6.  Property, Plant, and Equipment

The components of property, plant, and equipment consisted of the following:

(in thousands)	As of March 31, 2011	As of September 30, 2010

Land	$1,502	$1,502
Building and improvements	34,910	34,854
Equipment	103,389	101,310
Furniture and fixtures	3,065	3,065
Computer hardware and software	3,647	3,616
Leasehold improvements	832	854
Construction in progress	1,334	992

Property, plant, and equipment, gross	148,679	146,193

Accumulated depreciation	(103,852)	(99,203)

Property, plant, and equipment, net	$44,827	$46,990

On March 28, 2011, the Company acquired certain assets of Soliant Energy, Inc. of Monrovia, CA for $750,000.  On a preliminary basis, the Company allocated the entire purchase price to equipment as of March 31, 2011.

As of March 31, 2011 and September 30, 2010, the Company did not have any significant capital lease agreements.

Depreciation expense was $2.3 million and $4.6 million for the three and six months ended March 31, 2011, respectively.
Depreciation expense was $2.4 million and $4.8 million for the three and six months ended March 31, 2010, respectively.

NOTE 7.  Goodwill

The Company’s goodwill is associated with the Photovoltaics segment.  As of September 30, 2010, the Company performed an interim impairment test on its goodwill.  The impairment test indicated that no impairment existed and that fair value exceeded carrying value by approximately 40%.  As of December 31, 2010, the Company performed an annual impairment test on its goodwill and the impairment test indicated that no impairment existed.  As of March 31, 2011, there have been no significant changes in the underlying assumptions used to prepare this test, nor have we identified any indications of impairment or triggering events through the six months ended March 31, 2011.  However, the Company will continue to monitor any changes in circumstances or triggering events that might indicate impairment of our goodwill.  If there is erosion of the Company’s market capitalization or the Photovoltaics reporting unit is unable to achieve its projected cash flows, management may be required to perform additional impairment tests.  The outcome of these additional tests may result in the Company recording goodwill impairment charges.

NOTE 8.  Intangible Assets

The following table sets forth changes in the carrying value of intangible assets by reporting segment:

(in thousands)	As of March 31, 2011			As of September 30, 2010
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Fiber Optics:
Core Technology	$15,555	$(10,094)	$5,461	$15,555	$(9,275)	$6,280
Customer Relations	4,381	(1,858)	2,523	4,381	(1,644)	2,737
Patents	4,821	(4,144)	677	4,725	(4,021)	704
	24,757	(16,096)	8,661	24,661	(14,940)	9,721

Photovoltaics:
Patents	2,177	(1,104)	1,073	1,941	(924)	1,017

Total	$26,934	$(17,200)	$9,734	$26,602	$(15,864)	$10,738

As of September 30, 2010, the Company performed an impairment test on its long-lived assets related to the Fiber Optics segment.  The impairment test indicated that the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset group exceeded the carrying amount of the asset group by over 150%.   As of March 31, 2011, there have been no significant changes in the underlying assumptions used to prepare this test, nor have we identified any indications of impairment or triggering events through the six months ended March 31, 2011.  However, the Company will continue to monitor any changes in circumstances or triggering events that might indicate impairment of our long-lived assets.  If the Company is unable to achieve its projected cash flows, the Company may be required to perform impairment tests of its remaining long-lived assets.  The outcome of these tests may result in the Company recording impairment charges.

Amortization expense related to intangible assets is generally included in sales, general, and administrative expense on the condensed consolidated statements of operations.  Amortization expense was $0.7 million and $1.4 million for the three and six months ended March 31, 2011.  Amortization expense was $0.7 million and $1.4 million for the three and six months ended March 31, 2010.

Based on the carrying amount of the intangible assets as of March 31, 2011, the estimated future amortization expense is as follows:

(in thousands)	Estimated Future Amortization Expense

Six months ended September 30, 2011	$1,281
Fiscal year ended September 30, 2012	2,304
Fiscal year ended September 30, 2013	1,968
Fiscal year ended September 30, 2014	1,433
Fiscal year ended September 30, 2015	1,008
Thereafter	1,740

Total future amortization expense	$9,734

NOTE 9.  Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of March 31, 2011	As of September 30, 2010

Compensation-related	$4,880	$4,001
Warranty	4,683	4,851
Advanced payments	3,996	7,437
Tangshan termination fee	2,775	2,775
Royalty	1,706	1,772
Income and other taxes	895	747
Self insurance	878	957
Professional fees	647	2,530
Restructuring accrual	583	780
Loss on sale commitments	449	561
Loss on purchase commitments	192	86
Other	522	618

Accrued expenses and other current liabilities	$22,206	$27,115

The Company provides its customers with limited rights of return for non-conforming shipments and warranty claims for certain products.  In accordance with ASC 450, Contingencies, the Company makes estimates of product warranty expense using historical experience rates as a percentage of revenue and/or costs of revenue and accrues estimated warranty expense as a cost of revenue.  The Company estimates the costs of its warranty obligations based on historical experience of known product failure rates and anticipated rates of warranty claims, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product issues.  In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise.  Should our actual experience relative to these factors differ from our estimates, the Company may be required to record additional warranty reserves. Alternatively, if the Company provides more reserves than needed, the Company may reverse a portion of such provisions in future periods.  The following table summarizes the changes in the product warranty accrual accounts:

(in thousands)	Six Months Ended March 31,
	2011	2010

Balance at beginning of period	$4,851	$4,287
Expense - charge to provision	144	726
Utilization of warranty accrual	(312)	(351)

Balance at end of period	$4,683	$4,662

The Company’s restructuring-related accrual specifically relates to non-cancelable lease payments on an abandoned facility.  The following table summarizes the changes in the severance and restructuring-related accrual accounts:

	Severance- related accruals	Restructuring- related accruals	Total

Balance as of September 30, 2010	$180	$600	$780

Expense - charge to accrual	20	-	20
Payments on accrual	(118)	(99)	(217)

Balance as of March 31, 2011	$82	$501	$583

NOTE 10. Credit Facilities

On November 11, 2010, the Company entered into a Credit and Security Agreement (the “credit facility”) with Wells Fargo.  The credit facility provides the Company with a three-year revolving credit facility of up to $35 million that can be used for working capital requirements, letters of credit, and other general corporate purposes.  The credit facility is secured by substantially all of the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable and inventory accounts.   The Company expects at least 40% of the total amount of credit under the credit facility to be available for use based on the borrowing base formula during fiscal year 2011.  The Company capitalized $0.5 million as financing costs associated with the credit facility which will be amortized over a three-year period.

The credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, minimum tangible net worth and EBITDA covenants and limitations on liens and certain additional indebtedness and guarantees.  As of March 31, 2011, the Company was in compliance with the financial covenants contained in the credit facility since the Company’s cash on deposit and excess availability exceeded the $7.5 million financial covenant requirement.

The credit facility also contains certain events of default, including a subjective acceleration clause.  Under this clause, Wells Fargo may declare an event of default if it believes in good faith that the Company’s ability to pay all or any portion of its indebtedness with Wells Fargo or to perform any of its material obligations under the credit facility has been impaired, or if it believes in good faith that there has been a material adverse change in the business or financial condition of the Company.  If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the credit facility, cease making advances under the credit facility or take possession of the Company’s assets that secure its obligations under the credit facility.   The Company does not anticipate at this time any change in the business or financial condition of the Company that could be deemed a material adverse change by Wells Fargo.

On November 12, 2010, the Company borrowed $5.6 million under the credit facility and used the proceeds to repay the entire $5.2 million debt outstanding under the Company’s Loan and Security Agreement, dated as of September 29, 2008, with Bank of America, N.A. (the “Prior Credit Agreement”).  Afterwards, the Company terminated the Prior Credit Agreement.  The Company wrote off $120,000 related to unamortized financing costs associated with the Prior Credit Agreement.  The guarantees provided by the Company and certain of its subsidiaries under the Prior Credit Agreement terminated simultaneously with the Prior Credit Agreement.  The Company did not incur any penalties from Bank of America in connection with the termination of the Prior Credit Agreement.

As of March 31, 2011, the Company had a $13.7 million LIBOR rate loan outstanding, with an interest rate of 3.4%, and approximately $1.0 million reserved under six outstanding standby letters of credit under the credit facility.   As of April 30, 2011, the Company partially paid down the outstanding loan to $4.1 million.

NOTE 11. Taxes

During the three months ended March 31, 2011 and 2010, there were no material increases or decreases in unrecognized tax benefits and management does not anticipate any material increases or decreases in the amounts of unrecognized tax benefits over the next twelve months.  As of March 31, 2011, the Company had approximately $185,000 of interest and penalties accrued as tax liabilities on the balance sheet.  As of March 31, 2011 and September 30, 2010, the Company’s unrecognized gross tax benefit totaled $338,000.

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

NOTE 12. Commitments and Contingencies

Operating Leases

The Company leases certain land, facilities, and equipment under non-cancelable operating leases. The leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense.  Net facility and equipment rent expense under such leases was approximately $0.7 million for both the three months ended March 31, 2011 and 2010 and approximately $1.3 million for both the six months ended March 31, 2011 and 2010.

Estimated future minimum rental payments under the Company's non-cancelable operating leases with an initial or remaining term of one year or more as of March 31, 2011 are as follows:

(in thousands)	Estimated Future Minimum Lease Payments

Six months ended September 30, 2011	$985
Fiscal year ended September 30, 2012	1,238
Fiscal year ended September 30, 2013	892
Fiscal year ended September 30, 2014	182
Fiscal year ended September 30, 2015	182
Thereafter	2,670

Total minimum lease payments	$6,149

Suncore Joint Venture

The registered capital of Suncore is $30 million, among which, San’an will contribute $18 million in cash, accounting for sixty percent (60%) of the registered capital of Suncore, and the Company will contribute $12 million in cash, accounting for forty percent (40%) of the registered capital of Suncore.  The first installment consisting of one-third of the subscribed registered capital contribution amount was paid by both parties in February 2011.  The second installment consisting of the remaining two thirds of the subscribed registered capital contribution amount is due from both parties in July 2011.  The Company intends to fund most of its July 2011 capital contribution requirements to Suncore using consulting fees paid by an affiliate of San’an, with the remaining portion being funded by the Company’s cash flow from operations and borrowings under the Company’s credit facility with Wells Fargo.

The Company is not required by the joint venture agreement to contribute additional funds in excess of the initial $12 million investment, and, at this time, management does not anticipate contributing any additional funds to Suncore.  The joint venture agreement provides for any working capital needs to be provided by San’an.  See Footnote 14 – Suncore Joint Venture for further details related to this joint venture.

U.S. Government Contracts

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

Restricted Cash

As of March 31, 2011, the Company had 3 standby letters totaling $1.7 million that are included on the Company’s balance sheet as restricted cash since these agreements are collateralized by cash.

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

Additionally, on September 11, 2006, the Company filed a lawsuit against Optium Corporation, currently part of Finisar Corporation (Optium) in the U.S. District Court for the Western District of Pennsylvania for patent infringement of certain patents associated with our Fiber Optics segment.  On March 28, 2011, the Company received a cash payment of approximately $2.6 million in satisfaction of the judgment for damages that the Company was previously awarded, net of legal fees which were incurred on a contingency basis.  The patent infringement award is listed as a gain from a litigation settlement on the consolidated statement of operations.

b) Avago-related Litigation

On July 15, 2008, the Company was served with a complaint filed by Avago Technologies and what appear to be affiliates thereof in the United States District Court for the Northern District of California, San Jose Division (Avago Technologies U.S., Inc., et al., EMCORE Corporation, et al., Case No.:  C08-3248 JW) (the “Commercial Case”).  In this complaint, Avago asserts claims for breach of contract and breach of express warranty against Venture Corporation Limited (one of the Company’s customers) and asserts a tort claim for negligent interference with prospective economic advantage against the Company.  Discovery in this matter is proceeding.

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

c) Green and Gold-related litigation

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

As of March 31, 2011 and the filing date of this Quarterly Report on Form 10-Q, no amounts have been accrued for any litigation item discussed above since losses, if any, are not considered probable.

NOTE 13. Segment Data and Related Information

The Company has five operating divisions and two reporting segments.  EMCORE Digital Fiber Optics Products and EMCORE Broadband Fiber Optics Products are aggregated as a separate reporting segment, Fiber Optics.  Fiber Optics revenue is derived primarily from sales of optical components and subsystems for CATV, FTTP, enterprise routers and switches, telecom grooming switches, core routers, high performance servers, supercomputers, and satellite communications data links.  EMCORE Photovoltaics and EMCORE Solar Power are aggregated as a separate reporting segment, Photovoltaics. Photovoltaics revenue is derived primarily from the sales of solar power generation products for the space and terrestrial markets, including solar cells, covered interconnected solar cells, satellite solar panels, and CPV solar cells, receiver assemblies, and systems.  EMCORE Hong Kong supports both the Fiber Optics and Photovoltaics segments.

The Company evaluates its reportable segments in accordance with ASC 280, Segment Reporting.  The Company’s Chief Executive Officer is the chief operating decision maker pursuant to ASC 280, and he allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results and other non-GAAP financial ratios.  Operating income or expense that is not specifically related to an operating segment may be charged to a separate unallocated corporate division.

The following tables set forth the revenue and percentage of total revenue attributable to each of the Company’s reporting segments.

Segment Revenue (in thousands)	For the Three Months Ended March 31,
	2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$30,032	64%	$30,204	63%
Photovoltaics	17,186	36	17,990	37

Total revenue	$47,218	100%	$48,194	100%

Segment Revenue (in thousands)	For the Six Months Ended March 31,
	2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$61,484	62%	$55,812	62%
Photovoltaics	37,841	38	34,784	38

Total revenue	$99,325	100%	$90,596	100%

The following tables set forth the Company’s consolidated revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

Geographic Revenue (in thousands)	For the Three Months Ended March 31,
	2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$34,955	74%	$32,135	67%
Far East Asia	9,669	21	11,714	24
Europe	2,115	4	3,977	8
Other	479	1	368	1

Total revenue	$47,218	100%	$48,194	100%

Geographic Revenue (in thousands)	For the Six Months Ended March 31,
	2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$70,171	70%	$66,496	73%
Far East Asia	23,898	24	17,984	16
Europe	4,606	5	5,254	6
Other	650	1	862	5

Total revenue	$99,325	100%	$90,596	100%

The following table sets forth our significant customers, defined as customers that represented greater than 10% of total consolidated revenue, by reporting segment.

Significant Customers As a percentage of total consolidated revenue	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
Fiber Optics – related customers:
Cisco Systems, Inc.	-	14%	-	14%
Motorola	-	10%	-	-
Photovoltaics – related customer:
Loral Space & Communications	13%	-	13%	10%

The following table sets forth operating (loss) income attributable to each of the Company’s reporting segments.

Statement of Operations Data (in thousands)	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
Operating (loss) income:
Fiber Optics segment	$(5,106)	$(3,691)	$(9,696)	$(10,680)
Photovoltaics segment	912	2,830	2,727	(608)

Operating loss	$(4,194)	$(861)	$(6,969)	$(11,288)

The following table sets forth the depreciation and amortization attributable to each of the Company’s reporting segments.

Segment Depreciation and Amortization (in thousands)	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010

Fiber Optics segment	$1,630	$1,787	$3,278	$3,551
Photovoltaics segment	1,333	1,331	2,692	2,685

Depreciation and amortization	$2,963	$3,118	$5,970	$6,236

Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of the Company’s reporting segments and Corporate division.

Long-lived Assets (in thousands)	As of March 31, 2011	As of September 30, 2010

Fiber Optics segment	$29,360	$31,175
Photovoltaics segment	44,587	45,935
Corporate division	998	1,002

Long-lived assets	$74,945	$78,112

As of March 31, 2011 and September 30, 2010, approximately 89% and 87%, respectively, of the Company’s long-lived assets were located in the United States.

NOTE 14. Suncore Joint Venture

On July 30, 2010, the Company entered into a joint venture agreement (the “JV Agreement”) with San’an Optoelectronics Co., Ltd. (“San’an”) for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from the Company.  The JV Agreement provides for the parties to form Suncore Photovoltaic Technology Co., Ltd., a limited liability company (“Suncore”), under the laws of the People’s Republic of China.

The registered capital of Suncore is $30 million, among which, San’an will contribute $18 million in cash, accounting for sixty percent (60%) of the registered capital of Suncore, and the Company will contribute $12 million in cash, accounting for forty percent (40%) of the registered capital of Suncore.  The first installment consisting of one-third of the subscribed registered capital contribution amount was paid by both parties in February 2011.  The second installment consisting of the remaining two thirds of the subscribed registered capital contribution amount is due from both parties in July 2011.  The Company is not required by the JV Agreement to contribute additional funds in excess of the initial $12 million investment, and, at this time, management does not anticipate contributing any additional funds to Suncore.  The JV Agreement provides for any working capital needs to be provided by San’an.

The establishment of the Suncore entity which was subject to Chinese regional government approval occurred on January 12, 2011.  The Chairman of San’an serves as the Chairman of Suncore and Dr. Charlie Wang, Executive Vice President of EMCORE Corporation, serves as the General Manager of Suncore.  All operational activities and business for CPV receivers, modules, and systems currently residing at both San’an and EMCORE's Langfang, China manufacturing facilities will eventually be transferred to Suncore.  In conjunction with the formation of this joint venture, the Company has agreed to grant Suncore an exclusive license to manufacture EMCORE's current and future improved CPV receivers, modules and systems in China for terrestrial solar power applications.

Concurrently with the execution of the JV Agreement, the Company entered into a cooperation agreement (the “Cooperation Agreement”) with an affiliate of San’an.  Pursuant to the Cooperation Agreement, the Company will receive an aggregate $8.5 million in consulting fees (the “Consulting Fees”) in exchange for a technology license and related support and strategic consulting services to Suncore.  The Company intends to use the Consulting Fees to fund most of its July 2011 capital contribution requirements to Suncore, with the remaining portion being funded by the Company’s cash flow from operations and borrowings under the Company’s credit facility with Wells Fargo.  Pursuant to the Cooperation Agreement, the San’an affiliate will provide Suncore with working capital financing in the form of loans and/or guarantees.

On December 4, 2010, the Company entered into an Investment and Cooperation Agreement (the “Agreement”) with San’an and the Huainan Municipal Government (“Huainan”) in China.  The Agreement provides for Suncore’s primary engineering, manufacturing, and distribution operations for CPV components and systems to be established in the High-Tech Development Zone of Huainan City in exchange for subsidies and favorable tax and other incentives to be provided by Huainan.  The Agreement contemplates the development of a total of 1,000 megawatts of manufacturing capacity in Huainan over the next five years, with 200 megawatts to be in place by the end of 2011, an additional 300 megawatts by the end of 2013, and the remaining 500 megawatts by the end of 2015.  Under the terms of the Agreement, Huainan has committed to providing subsidies that include: reimbursement of fees and taxes related to the acquisition of an approximately 263-acre site on which the facility is to be constructed; reimbursement of 100% of the local portion of the business, value added and income taxes incurred during the first five years of Suncore’s production activities and 50% of the amount of those taxes during the subsequent five years; reimbursement of certain administrative and utility charges within the Huainan City High-Tech Development Zone; cash rebates to Suncore of RMB 1.4 (approximately US$0.21) for every watt of the first 1,000 megawatts of CPV systems manufactured in Huainan and sold in China; and a cash subsidy of RMB 500 million (approximately U.S. $75 million) that may be used solely for the purchase of capital equipment for the development of Suncore’s operations in Huainan.  In the event the RMB 500 million cash subsidy is used for any purpose other than as authorized under the Agreement, Suncore would be subject to a penalty payable to Huainan of twice the amount of the subsidy.  The Agreement was subject to and received approval from the shareholders of San’an on December 23, 2010.  Suncore has since commenced construction of their facility in Huainan.

Accounting Treatment:

In management’s opinion, neither the Company nor San’an holds a controlling financial interest in Suncore because neither party has exclusive authority over decision-making related to significant ordinary course of business actions such as establishing a budget, compensation, and the hiring and firing of certain executive personnel.  Therefore, the Company accounts for its investment in the Suncore joint venture using the equity method of accounting.

In February 2011, the Company contributed $4.0 million to Suncore.  As of March 31, 2011, the Company has received $4.5 million of Consulting Fees.  Management reviewed the substance of the Consulting Fee arrangement and concluded that the Consulting Fees are tied to the nonmonetary assets that were contributed to the Suncore joint venture at formation.  As of March 31, 2011, the Company recorded the Consulting Fees as a reduction to the Company’s investment in Suncore.

Pursuant to the JV Agreement, the Company and San’an will share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore.  For the three months ended March 31, 2011, Suncore incurred a loss of approximately $1.5 million.  As of March 31, 2011, the Company held a 40% registered ownership in Suncore and recorded a $0.6 million loss from this equity method investment on the consolidated statement of operations.

NOTE 15. Fair Value Accounting

ASC 820, Fair Value Measurements and Disclosures, establishes a valuation hierarchy for disclosure of the inputs to valuation techniques used to measure fair value.  Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

The following table provides the Company’s financial assets and liabilities, consisting of the following types of instruments, measured at fair value on a recurring basis:

(in thousands)	As of March 31, 2011
	Quoted Prices in Active Markets for Identical Assets [Level 1]	Significant Other Observable Remaining Inputs [Level 2]	Significant Unobservable Inputs [Level 3]	Total
Assets
Money market fund deposits	$14,338	$-	$-	$14,338
Restricted fund deposits	2,635	-	-	2,635

Total assets measured at fair value	$16,973	$-	$-	$16,973

Liabilities
Warrants	$-	$1,981	$-	$1,981

(in thousands)	As of September 30, 2010
	Quoted Prices in Active Markets for Identical Assets [Level 1]	Significant Other Observable Remaining Inputs [Level 2]	Significant Unobservable Inputs [Level 3]	Total
Assets
Money market fund deposits	$19,944	$-	$-	$19,944
Restricted fund deposits	1,298	-	-	1,298

Total assets measured at fair value	$21,242	$-	$-	$21,242

Liabilities
Warrants	$-	$475	$-	$475

Money market fund deposits consist primarily of cash and occasionally highly liquid short-term investments with an original maturity of three months or less at the time of purchase.

Restricted fund deposits represent cash held as collateral supporting certain outstanding letters of credit and bank controlled deposits on account.

As of March 31, 2011 and September 30, 2010, the Company had 3,000,003 warrants outstanding.  On February 20, 2008, in conjunction with a private placement transaction, the Company issued 1,400,003 warrants representing the right to purchase up to an aggregate of 1,400,003 shares of the Company’s common stock (the “2008 Warrants”) and on October 1, 2009, the Company entered into an equity line of credit arrangement with Commerce Court Small Cap Value Fund, Ltd. wherein the Company issued three warrants representing the right to purchase up to an aggregate of 1,600,000 shares of the Company’s common stock (the “2009 Warrants” and together with the 2008 Warrants, “the “2008 & 2009 Warrants”).

All of the warrants issued by the Company were classified as a liability since the warrants met the classification requirements for liability accounting in accordance with ASC 815.  The Company expects an impact to the condensed consolidated statement of operations when it records an adjustment to fair value of the warrants at the end of each quarterly reporting period going forward.  As of March 31, 2011 and September 30, 2010, the fair value of the warrants was estimated to be $2.0 million and $0.5 million, respectively, using the Monte Carlo option pricing model.  The Monte Carlo option pricing model was used since it allows the valuation of each warrant to factor in the value associated with the Company’s right to affect a mandatory exercise of each warrant.

The Monte Carlo option pricing model required the input of highly subjective assumptions, including the warrant’s expected life and the price volatility of the underlying stock, as outlined below:

Assumptions used in the Monte Carlo Option Pricing Model	2008 Warrants		2009 Warrants
	As of March 31, 2011	As of September 30, 2010	As of March 31, 2011	As of September 30, 2010

Expected dividend yield	-	-	-	-
Expected stock price volatility	86.0%	117.9%	106.5%	100.0%
Risk-free interest rate	0.8%	0.4%	2.6%	1.3%
Expected term (in years)	1.89	2.39	4.00	4.50

The carrying amounts of accounts receivable, borrowings under the Company’s credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

NOTE 16. Subsequent Event

Private Placement

On April 26, 2011, the Company announced that it entered into a Stock Purchase Agreement (the "Purchase Agreement") with Shanghai Di Feng Investment Co. Ltd. (the "Investor"), pursuant to which the Company will issue and sell an aggregate of 4,407,603 shares of its common stock, no par value (the "Shares") for a purchase price of $2.19 per share (the "Purchase Price") in a private placement transaction (the "Placement"). The Company will receive aggregate gross proceeds of approximately $9.7 million. The Company intends to use the proceeds of the Placement for working capital and general corporate purposes. The Shares were offered solely to "accredited investors" as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"), in reliance on the exemptions from registration afforded by Section 4(2) of the Act.

As a condition to the consummation of the Placement, the Investor must obtain the applicable authorizations, approvals or permits from various government agencies of China, including, but not limited to, the applicable levels of the National Development Reform Commission, the Ministry of Commerce, and State Administration of Foreign Exchange. These authorizations and approvals are required for the lawful purchase of the Shares, and the purchase and procurement by the Investor of the U.S. dollars necessary for the payment of the Purchase Price pursuant to the Purchase Agreement.

In connection with the Placement, the Company also entered into a Registration Rights Agreement with the Investor (the "Rights Agreement").  Pursuant to the Rights Agreement, the Company agreed to register the Shares with the Securities and Exchange Commission on a Form S-1 within 60 days of the closing of the purchase of the Shares under the Purchase Agreement (the Closing"), and to use its commercially reasonable efforts to have the registration statement declared effective within 120 days of the Closing.  If the registration statement is not filed or declared effective within specified time periods, or upon the occurrence of certain other events that would prevent the Investor from selling the Shares, the Investor will be entitled to receive liquidated damages, up to certain maximums and other limitations, in cash equal to 1.5% of the purchase price for each Share that at such time remains subject to resale restrictions. The Company and the Investor also each granted customary indemnification rights to the other in connection with the registration statement.

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

Liquidity and Capital Resources

As of March 31, 2011, cash and cash equivalents was approximately $14.3 million and working capital totaled $28.9 million.  For the six months ended March 31, 2011, net cash used in operating activities totaled $1.0 million.

With respect to measures taken to improve liquidity, in November 2010, the Company entered into a three-year $35 million asset-backed revolving credit facility with Wells Fargo Bank (“Wells Fargo”), which can be used for working capital, letters of credit, and other general corporate purposes.  The credit facility is secured by substantially all of the Company’s assets and is subject to a borrowing base formula based on the Company’s eligible accounts receivable and inventory accounts.  The Company expects at least 40% of the total amount of credit under the credit facility to be available for use based on the borrowing base formula during fiscal year 2011.  As of March 31, 2011, the Company had a $13.7 million LIBOR rate loan outstanding, with an interest rate of 3.4%, and approximately $1.0 million reserved under six outstanding standby letters of credit under the credit facility.   As of April 30, 2011, the Company partially paid down the outstanding loan to $4.1 million.

The credit facility contains customary representations and warranties, affirmative and negative covenants, and certain events of default, including a subjective acceleration clause.  Under this clause, Wells Fargo may declare an event of default if it believes in good faith that the Company’s ability to pay all or any portion of its indebtedness with Wells Fargo or to perform any of its material obligations under the credit facility has been impaired, or if it believes in good faith that there has been a material adverse change in the business or financial condition of the Company.  If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the credit facility, cease making advances under the credit facility or take possession of the Company’s assets that secure its obligations under the credit facility.   The Company does not anticipate at this time any change in the business or financial condition of the Company that could be deemed a material adverse change by Wells Fargo.

In addition, in April 2011, the Company announced that it entered into a stock purchase agreement with Shanghai Di Feng Investment Co. Ltd. pursuant to which the Company will issue and sell an aggregate of 4.4 million shares of its common stock for approximately $9.7 million.  The Company intends to use the proceeds for working capital and general corporate purposes.   The closing of the private placement is subject to the completion of customary closing conditions for transactions of this type, including approval of applicable Chinese government agencies.  See Footnote 16 – Subsequent Event in the notes to the condensed consolidated financial statements for details related to this private placement transaction.

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from operations and amounts expected to be available under our credit facility with Wells Fargo will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.

However, in the event of unforeseen circumstances, unfavorable market or economic developments, unfavorable results from operations, or if Wells Fargo declares an event of default on the credit facility, the Company may have to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt, or selling certain product lines and/or portions of our business.  There can be no guarantee that the Company will be able to raise additional funds on terms acceptable to us, or at all.  A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if the Company experiences negative operating results.  As a result of the delay in filing our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, we are currently ineligible to register our securities on Form S-3.  As a result it may be more difficult and costly for us to access the capital markets until we regain Form S-3 eligibility.  If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, and results of operations may be adversely affected.

Order Backlog

As of March 31, 2011, the Company had a consolidated order backlog of approximately $50.5 million, a 12% decrease from the $57.3 million order backlog reported as of December 31, 2010.  On a segment basis, the Photovoltaics order backlog totaled $26.4 million, a 27% decrease from $36.1 million reported as of December 31, 2010.  The Fiber Optics order backlog totaled $24.1 million, a 14% increase from $21.2 million reported as of December 31, 2010.  Order backlog is defined as purchase orders or supply agreements accepted by the Company with expected product delivery and/or services to be performed within the next twelve months.

From time to time, our customers may request that the Company delay shipment of certain orders and our backlog could also be adversely affected if customers unexpectedly cancel purchase orders that we have previously accepted.  A majority of our fiber optics products typically ship within the same quarter in which the purchase order is received; therefore, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

Results of Operations

The following table sets forth the Company’s condensed consolidated statements of operations data expressed as a percentage of total revenue.

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	77.6	67.3	76.6	72.3

Gross profit	22.4	32.7	23.4	27.7

Operating expenses (income):
Selling, general, and administrative	19.9	18.7	17.7	23.5
Research and development	16.9	15.8	15.3	16.7
Litigation settlement	(5.5)	-	(2.6)	-
Total operating expenses	31.3	34.5	30.4	40.2

Operating loss	(8.9)	(1.8)	(7.0)	(12.5)

Other expense (income):
Interest income	-	-	-	-
Interest expense	0.3	0.2	0.4	0.2
Foreign exchange loss (gain)	(1.6)	1.5	(0.4)	1.0
Loss from equity method investment	1.2	-	0.6	-
Change in fair value of financial instruments	2.2	(0.7)	1.3	0.9
Cost of financing instruments	-	0.2	-	0.4
Total other expense	2.1	1.2	1.9	2.5

Net loss	(11.0)%	(3.0)%	(8.9)%	(15.0)%

During the quarter ended March 31, 2011, management determined that the warrants issued in February 2008 should have been accounted for as a liability transaction since these warrants met the definition of a derivative instrument and did not qualify for equity classification.  The Company’s valuation of the warrants based on a Monte Carlo option pricing model resulted in a valuation of approximately $8.2 million, $1.8 million, $0.4 million, $0.1 million, and $0.2 million as of February 20, 2008, September 30, 2008, September 30, 2009, September 30, 2010 and December 31, 2010, respectively.  In this Quarterly Report on Form 10-Q, the Company adjusted common stock and accumulated deficit, both equity-related accounts, by $8,218,000 and $8,022,000, respectively, and recorded the liability related to the fair value of the warrants as of January 1, 2011 of $196,000 to correct the initial accounting treatment of the warrants from equity to liability accounting as an out-of-period adjustment.  See Footnote 15 – Fair Value Accounting in the notes to the condensed consolidated financial statements for details related to the valuation of the warrants.

Correction of Prior Period Financial Statements

During the quarter ended June 30, 2010, management determined that approximately $2.5 million of excess and obsolete inventory reserves related to the Company’s Fiber Optics segment and $0.2 million of compensation expense should have been recorded in the quarter ended September 30, 2009.  The impact from correcting prior period financial statements resulted in the reduction of cost of revenue of approximately $1.3 million and $0.3 million from amounts previously reported in the quarters ended December 31, 2009 and March 31, 2010, respectively, which improved profitability in these reporting periods.  These corrections had no impact to net cash provided by (used in) operating activities or other subtotals as reported on the condensed consolidated statements of cash flows for the six months ended March 31, 2010.

Comparison of the Three Months Ended March 31, 2011 and 2010

Revenue:
Consolidated revenue for the three months ended March 31, 2011 was $47.2 million, which represents a $1.0 million, or 2%, decrease compared to $48.2 million reported in the prior year.

On a segment basis, revenue for the Fiber Optics segment was $30.0 million, which represents a $0.2 million, or 1%, decrease in revenue compared to $30.2 million reported in the prior year.  Compared to the prior year, revenue from digital fiber optics products increased 1% which was driven primarily by product volume increases from telecom optical products; partially offset by product volume decreases in laser/detector component products.  During fiscal 2011, the ITC ruling resulted in a reduction of approximately $3.6 million of revenue associated with sales of parallel optics device products compared to the prior year.  See Footnote 12 – Commitments and Contingencies in the notes to the condensed consolidated financial statements for disclosures related to the ITC ruling.  Revenue from broadband products decreased 2% compared to the prior year.  This decrease was driven primarily by product volume decreases from CATV transmitters, modules, and components as well as specialty and satcom products; partially offset by an increase in volume from video transport products.  The Fiber Optics segment accounted for 64% of the Company's consolidated quarterly revenue in fiscal 2011 compared to 63% in the prior year.

Revenue for the Photovoltaics segment was $17.2 million, which represents a $0.8 million, or 4%, decrease in revenue compared to $18.0 million reported in the prior year.  Compared to the prior year, sales of space solar cells and CICs decreased 15%, revenue from service contracts increased 100%, and revenue earned on long-term space solar panels remained constant with the prior year.  Historically, quarterly revenue has fluctuated significantly in the Photovoltaics segment due to the completion of long-term contracts, varying shipment schedules on long-term supply agreements, and changes in product mix within order backlog.  The Photovoltaics segment accounted for 36% of the Company's consolidated quarterly revenue in fiscal 2011 compared to 37% in the prior year period.

Gross Profit:
Consolidated gross profit was $10.6 million, which represents a $5.2 million decrease in gross profit compared to $15.8 million reported in the prior year.  Consolidated gross margin was 22.4%, a decrease from the 32.7% gross margin reported in the prior year.

On a segment basis, Fiber Optics gross margin was 18.0%, down from the 24.4% gross margin reported in the prior year, due to lower revenue from a change in product mix.  Photovoltaics gross margin was 30.2%, down from the 46.6% gross margin reported in the prior year.  The decrease in Photovoltaics gross margin was primarily due to increased sales of lower margin space solar power products.

Operating Expenses:
Sales, general, and administrative expenses for the three months ended March 31, 2011 totaled $9.4 million, which represents a $0.4 million, or 4%, increase in expense compared to $9.0 million reported in the prior year.  As a percentage of revenue, sales, general, and administrative expenses were 19.9%, an increase from 18.7% in the prior year.

Research and development expenses for the three months ended March 31, 2011 totaled $8.0 million, which represents a $0.4 million, or 5%, increase in expense compared to $7.6 million reported in the prior year. As a percentage of revenue, research and development expenses were 16.9%, an increase from 15.8% in the prior year.

Litigation settlement:  On March 28, 2011, the Company received a cash payment of approximately $2.6 million in satisfaction of the judgment for damages that the Company was previously awarded, net of legal fees which were incurred on a contingency basis.  See Footnote 12 – Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional details.

Consolidated operating expenses for the three months ended March 31, 2011 totaled $14.8 million, which represents a $1.8 million, or 11%, decrease in expense compared to $16.6 million reported in the prior year, with the variance primarily due to the litigation settlement gain discussed above.

Operating loss:
The consolidated operating loss for the three months ended March 31, 2011 was $4.2 million, which represents a $3.3 million increase in operating loss compared to $0.9 million reported in the prior year.

Foreign exchange.
The Company recognizes gains and losses on foreign currency exchange primarily due to the Company’s operations in Spain, the Netherlands and China.  A majority of the gain recorded in the three months ended March 31, 2011 relates to the increase in value of the euro relative to the U.S. dollar.

Loss from Equity Method Investment.
Pursuant to the Suncore joint venture agreement, the Company and San’an will share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore.  For the three months ended March 31, 2011, Suncore incurred a loss of approximately $1.5 million.  As of March 31, 2011, the Company held a 40% registered ownership in Suncore and recorded a $0.6 million loss from this equity method investment on the consolidated statement of operations.  See Footnote 14 – Suncore Joint Venture in the notes to the condensed consolidated financial statements for further details related to this equity method investment.

Change in fair value of financial instruments.
The warrants issued by the Company were classified as a liability since the warrants met the classification requirements for liability accounting in accordance with ASC 815.  The Company expects an impact to the condensed consolidated statement of operations when it records an adjustment to fair value of the warrants at the end of each quarterly reporting period going forward.  The fair value of the warrants increased $1.0 million from December 31, 2010 to March 31, 2011 primarily due to the increase in market value of the Company’s common stock.  The fair value of the warrants decreased $0.3 million from December 31, 2009 to March 31, 2010.  See Footnote 15 – Fair Value Accounting in the notes to the condensed consolidated financial statements for further details related to the valuation of the warrants.

Net Loss:
The consolidated net loss for the three months ended March 31, 2011 was $5.2 million, which represents a $3.7 million increase in net loss compared to $1.5 million net loss reported in the prior year.   The net loss per share for the three months ended March 31, 2011 was $0.06 per share, which represents an increase of $0.04 per share, from a net loss of $0.02 per share reported in the prior year.

Comparison of the Six Months Ended March 31, 2011 and 2010

Revenue:
Consolidated revenue for the six months ended March 31, 2011 was $99.3 million, which represents a $8.7 million, or 10%, increase in revenue compared to $90.6 million reported in the prior year.

On a segment basis, revenue for the Fiber Optics segment was $61.5 million, which represents a $5.7 million, or 10%, increase in revenue compared to $55.8 million reported in the prior year.  Compared to the prior year, revenue from digital fiber optics products increased 11% which was driven primarily by product volume increases from telecom optical products; partially offset by product volume decreases in laser/detector component products.  During fiscal 2011, the ITC ruling resulted in a reduction of approximately $5.2 million of revenue associated with sales of parallel optics device products compared to the prior year.  See Footnote 12 – Commitments and Contingencies in the notes to the condensed consolidated financial statements for disclosures related to the ITC ruling.  Revenue from broadband products increased 9% compared to the prior year which was driven by product volume increases from CATV transmitters, modules, and components and video transport products; partially offset by a decrease in volume from specialty and satcom products.  The Fiber Optics segment accounted for 62% of the Company's consolidated revenue in both fiscal 2011 and fiscal 2010.

Revenue for the Photovoltaics segment was $37.8 million, which represents a $3.0 million, or 9%, increase in revenue compared to $34.8 million reported in the prior year.  Compared to the prior year, sales of space solar cells and CICs increased 4%, revenue from service contracts increased 89%, and revenue earned on long-term space solar panels decreased 2% from the prior year.  Historically, revenue has fluctuated significantly in the Photovoltaics segment due to the completion of long-term contracts, varying shipment schedules on long-term supply agreements, and changes in product mix within order backlog.  The Photovoltaics segment accounted for 38% of the Company's consolidated revenue in both fiscal 2011 and fiscal 2010.

Gross Profit:
Consolidated gross profit was $23.3 million, which represents a $1.8 million decrease in gross profit compared to $25.1 million reported in the prior year.  Consolidated gross margin was 23.4%, a decrease from the 27.7% gross margin reported in the prior year.

On a segment basis, Fiber Optics gross margin was 18.2%, down from the 23.3% gross margin reported in the prior year, due to a change in product mix.  Photovoltaics gross margin was 31.9%, down from the 34.8% gross margin reported in the prior year.  The decrease in Photovoltaics gross margin was primarily due to increased sales of lower margin space solar power products.

Operating Expenses:
Sales, general, and administrative expenses for the six months ended March 31, 2011 totaled $17.6 million, which represents a $3.6 million, or 17%, decrease in expense compared to $21.2 million reported in the prior year.  In the prior year, sales, general, and administrative expenses included $4.5 million of patent litigation and other corporate-related legal expense and $1.3 million related to the surrender of stock options.  As a percentage of revenue, sales, general, and administrative expenses were 17.7%, a decrease from 23.5% in the prior year.

Research and development expenses for the six months ended March 31, 2011 totaled $15.2 million, which represents a $0.1 million increase in expense compared to $15.1 million reported in the prior year. As a percentage of revenue, research and development expenses were 15.3%, a decrease from 16.7% in the prior year.

Litigation settlement:  On March 28, 2011, the Company received a cash payment of approximately $2.6 million in satisfaction of the judgment for damages that the Company was previously awarded, net of legal fees which were incurred on a contingency basis.  See Footnote 12 – Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional details.

Consolidated operating expenses for the six months ended March 31, 2011 totaled $30.2 million, which represents a $6.2 million, or 17%, decrease in expense compared to $36.4 million reported in the prior year, with the variance primarily due to the litigation settlement gain recorded in fiscal 2011 and the one-time sales, general, and administrative expenses recorded in fiscal 2010 as discussed above.

Operating loss:
The consolidated operating loss for the six months ended March 31, 2011 was $7.0 million, which represents a $4.3 million decrease in operating loss compared to $11.3 million reported in the prior year.

Foreign exchange.
The Company recognizes gains and losses on foreign currency exchange primarily due to the Company’s operations in Spain, the Netherlands and China.  A majority of the gain recorded in the six months ended March 31, 2011 relates to the increase in value of the euro relative to the US dollar.

Loss from Equity Method Investment.
Pursuant to the Suncore joint venture agreement, the Company and San’an will share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore.  For the three months ended March 31, 2011, Suncore incurred a loss of approximately $1.5 million.  As of March 31, 2011, the Company held a 40% registered ownership in Suncore and recorded a $0.6 million loss from this equity method investment on the consolidated statement of operations.  See Footnote 14 – Suncore Joint Venture in the notes to the condensed consolidated financial statements for further details related to this equity method investment.

Change in fair value of financial instruments.
The warrants issued by the Company were classified as a liability since the warrants met the classification requirements for liability accounting in accordance with ASC 815.  The Company expects an impact to the condensed consolidated statement of operations when it records an adjustment to fair value of the warrants at the end of each quarterly reporting period going forward.  The fair value of the warrants increased $1.3 million from September 30, 2010 to March 31, 2011 primarily due to the increase in market value of the Company’s common stock.  The fair value of the warrants increased $0.8 million from September 30, 2009 to March 31, 2010.  See Footnote 15 – Fair Value Accounting in the notes to the condensed consolidated financial statements for further details related to the valuation of the warrants.

Cost of financing instruments.
Costs incurred to enter into the Company’s equity line of credit with Commerce Court Small Cap Value Fund, Ltd. were expensed as incurred.   On October 1, 2009, the Company recorded $0.2 million related to the issuance of 185,185 shares of common stock in connection with the equity line of credit.  In March 2010, the Company initiated its first draw down under the equity line of credit and received approximately $2.0 million from the sale of 1,870,042 shares of common stock; with the total discount to volume weighted average price calculated on a daily basis totaling $0.1 million, which was recorded as a non-operating expense within the condensed consolidated statement of operations.

Net Loss:
The consolidated net loss for the six months ended March 31, 2011 was $8.8 million, which represents a $4.8 million decrease in net loss compared to $13.6 million net loss reported in the prior year.   The net loss per share for the six months ended March 31, 2011 was $0.10 per share, which represents an improvement of $0.07 per share, from a net loss of $0.17 per share reported in the prior year.

Cash Flow

Cash Used In Operating Activities

For the six months ended March 31, 2011, net cash used in operating activities was approximately $1.0 million, which represents a change of $0.8 million from $0.2 million in cash used in operating activities for the six months ended March 31, 2010.

For the six months ended March 31, 2011, the $1.0 million cash used in operating activities was primarily due to a net decrease in cash of approximately $2.9 million from the change in components of working capital consisting of operating assets and liabilities.  During this period, other assets increased $3.5 million and accounts payable and accrued expenses and other current liabilities decreased $2.1 million; offset slightly by decreases in accounts receivable and inventory of approximately $2.0 million and $0.7 million, respectively.  During the three months ended March 31, 2011, the Company entered into an accounts receivable settlement agreement related to a large fixed-priced international solar power system contract that was accounted for using the percentage-of-completion method.   Based upon the terms of the settlement agreement, the Company reclassified a net accounts receivable balance of approximately $2.0 million from a current receivable account to a long-term receivable account, leaving approximately $0.2 million as a current receivable which is expected to be paid within the next twelve months.  Non-cash adjustments used to reconcile net loss to net cash used in operating activities included $6.0 million related to depreciation and amortization expense, $2.0 million related to stock-based compensation expense, and $1.3 million related to the change in fair value of the Company’s outstanding warrants.

For the six months ended March 31, 2010, $0.2 million of cash was used in operating activities.  During this period, accounts receivable increased $3.5 million and accrued expenses and other current liabilities decreased $2.3 million; offset primarily by increases in accounts payable of approximately $5.3 million and decreases in inventory and other assets of approximately $0.3 million.  Non-cash adjustments used to reconcile net loss to net cash used in operating activities included $6.2 million related to depreciation and amortization expense and $5.3 million related to stock-based compensation expense.

Net Cash (Used in) Provided by Investing Activities

For the six months ended March 31, 2011, net cash used in investing activities was $8.1 million, which represents a change of $8.7 million from $0.6 million in cash provided by investing activities for the six months ended March 31, 2010.

For the six months ended March 31, 2011, the $8.1 million of net cash used in investing activities was primarily due to a $4.0 million capital contribution into the Company’s Suncore joint venture, $2.0 million related to capital expenditures and investments in patents, $1.3 million related to an increase in restricted cash, and $0.8 million used to purchase a business.

For the six months ended March 31, 2010, the $0.6 million in net cash provided by investing activities was primarily due to a release of restricted cash of $1.1 million; partially offset by $0.6 million related to capital expenditures and investments in patents.

Net Cash Provided by Financing Activities

For the six months ended March 31, 2011, net cash provided by financing activities totaled $3.9 million, which represents a change of $2.2 million from $1.7 million in cash provided by financing activities for the six months ended March 31, 2010.

For the six months ended March 31, 2011, the $3.9 million in net cash provided by financing activities was primarily due to $3.1 million of net borrowings under the Company’s bank credit facility and $0.8 million of cash receipts from the exercise of stock options and the Company’s employee stock purchase plan.

For the six months ended March 31, 2010, the $1.7 million in net cash provided by financing activities consisted of $2.0 million received under the Company’s equity line of credit and $0.5 million in proceeds from the Company’s employee stock purchase plan; partially offset by $0.7 million of payments on the Company’s bank credit facility.

Contractual Obligations and Commitments

The Company’s contractual obligations and commitments over the next five years are summarized in the table below:

(in thousands)		For the Fiscal Years Ended September 30,
As of March 31, 2011	Total	2011	2012 to 2013	2014 to 2015	2016 and later

Purchase obligations	$27,762	$27,693	$61	$8	$-
Credit facility	13,710	13,710	-	-	-
Joint venture capital contribution	8,000	8,000		-	-
Operating lease obligations	6,149	985	2,130	364	2,670
Capital lease obligation	8	3	5	-	-
Total contractual obligations and commitments	$55,629	$50,391	$2,196	$372	$2,670

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to the Company’s results of operations.

Credit Facility
As of March 31, 2011, the Company had a $13.7 million LIBOR rate loan outstanding, with an interest rate of 3.4%, and approximately $1.0 million reserved under six outstanding standby letters of credit under the credit facility.   As of April 30, 2011, the Company partially paid down the outstanding loan to $4.1 million.  The credit facility expires on November 10, 2013.

Suncore Joint Venture
The registered capital of Suncore is $30 million, among which, San’an will contribute $18 million in cash, accounting for sixty percent (60%) of the registered capital of Suncore, and the Company will contribute $12 million in cash, accounting for forty percent (40%) of the registered capital of Suncore.  The first installment consisting of one-third of the subscribed registered capital contribution amount was paid by both parties in February 2011.  The second installment consisting of the remaining two thirds of the subscribed registered capital contribution amount is due from both parties in July 2011.  The Company intends to fund most of its July 2011 capital contribution requirements to Suncore using consulting fees paid by an affiliate of San’an, with the remaining portion being funded by the Company’s cash flow from operations and borrowings under the Company’s credit facility with Wells Fargo.

The Company is not required by the joint venture agreement to contribute additional funds in excess of the initial $12 million investment, and, at this time, management does not anticipate contributing any additional funds to Suncore.  The joint venture agreement provides for any working capital needs to be provided by San’an.  See Footnote 14 – Suncore Joint Venture in the notes to the condensed consolidated financial statements for further details related to this joint venture.

Operating leases
Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties.

Segment Data and Related Information
See Footnote 13 - Segment Data and Related Information in the notes to the condensed consolidated financial statements for disclosures related to business segment revenue, geographic revenue, significant customers, and operating loss by business segment.

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements since September 30, 2010 that are of significance, or potential significance, to the Company.  The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows upon adoption.

Critical Accounting Policies
See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for disclosures related to the Company’s critical accounting policies.

Restructuring Accruals
See Footnote 9 – Accrued Expenses and Other Current Liabilities in the notes to the condensed consolidated financial statements for disclosures related to the Company’s severance and restructuring-related accrual accounts.

Officers and Directors
- Mr. Mark Weinswig was hired by the Company as Chief Financial Officer effective October 11, 2010.
- Dr. James A. Tegnelia joined the Company’s Board of Directors on March 2, 2011.

ITEM 3.               Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.   Management does not believe the Company’s exposure related to market risk has changed materially since September 30, 2010.

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

Management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act) as of March 31, 2011.  Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective.  As a result, management concluded that the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s condensed consolidated financial position, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

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

b.	Changes in Internal Control over Financial Reporting

Except for the changes described in section (c) below related to inventory reserve transactions and inventory held by third parties, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

c.	Completed Remediation Actions that Addressed Internal Control Weaknesses

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, management identified the following material weaknesses in the Company’s internal control over financial reporting:

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

In response to the identified material weaknesses described above, the Company has dedicated resources to improving its control environment and management believes that remediation actions placed into service since September 30, 2010 have addressed these material weaknesses.  In particular, the Company has implemented the measures described below to remediate these material weaknesses.

1) Control activities related to certain inventory reserve transactions

As of September 30, 2010, December 31, 2010, and March 31, 2011, the Company’s Finance Department completed an excess and obsolete (E&O) reserve rollforward from prior periods to ensure that any decrease in the E&O reserve was attributed to either a sale or disposal of reserved inventory.  The Company plans to continue to perform this control on a quarterly basis.

2) Control activities related to certain inventory held by third parties

As of December 31, 2010 and March 31, 2011, reconciliations have been performed on both a total dollar basis and on a part-by-part basis to ensure that inventory held by third parties has been recorded in accordance with U.S. GAAP.  The Company plans to continue to perform this control on a quarterly basis.

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

PART II.              OTHER INFORMATION
ITEM 1.                Legal Proceedings

See Footnote 12 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for disclosures related to the Company’s legal proceedings.

ITEM 1A.             Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes in the Company’s Risk Factors as disclosed in our Annual Report on Form 10-K other than the following:

The impact of Japan’s March 2011 earthquake and tsunami on our suppliers and customers could materially adversely affect our business, results of operations, or financial condition.

A number of our suppliers and customers located in Japan were affected by the March 2011 earthquake and tsunami and some continue to be affected by unreliable power, shipping constraints, and issues with their suppliers.  We may also encounter reduced demand for our products in the event customers are unable to obtain adequate supplies of other components due to the events in Japan.  We are rigorously assessing our potential exposure but significant uncertainties exist such that the extent and duration of these supply constraints cannot be currently determined.  Although we have sufficient inventory to cover our immediate needs, we may experience significant shortages or delays that could cause us to change our manufacturing processes, limit our capacity, force us to seek alternative suppliers, increase the cost of our components and delay our capital expansion plans.  As a result, our business, results of operations or financial condition could be materially adversely affected.

Feed-in tariff and subsidy reductions could impact revenue and results of operations in the renewable energy markets.

Feed-in tariffs have been a significant driver in the growth of the solar industry, with countries throughout the world providing incentives to spur adoption of renewable energy. While many countries, including the United Kingdom, certain regions in the United States and Canada, India and China, are beginning to adopt feed-in tariffs and varying subsidies, others, including Spain, are re-evaluating the level of incentive they wish to provide. As we do business in these regions, an elimination or reduction of applicable feed-in tariffs could negatively affect the results of our operations, and could result in a significant decline in demand and price levels for renewable energy products, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.                Defaults Upon Senior Securities

Not Applicable.

ITEM 5.                Other Information

Not Applicable.

ITEM 6.                Exhibits

Exhibit Number	Description

10.1	Officer and Director Share Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2011)

31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date: May 5, 2011	By:	/s/ Hong Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2011	By:	/s/ Mark Weinswig
Mark Weinswig
Chief Financial Officer (Principal Financial and Accounting Officer)