Form 10-Q
period 2011-06-30
EMCORE CORP
filed 2011-08-04
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number 0-22175

EMCORE Corporation
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2746503 (I.R.S. Employer Identification No.)

10420 Research Road, SE, Albuquerque, New Mexico (Address of principal executive offices)	87123 (Zip Code)

Registrant's telephone number, including area code:  (505) 332-5000

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

The number of shares outstanding of the registrant's no par value common stock as of August 1, 2011 was 92,980,269.

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

Neither management nor any other person assumes responsibility for the accuracy and completeness of any forward-looking statement. All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report and our Annual Report. Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other reports filed with the SEC. We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended June 30, 2011

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended June 30, 2011 and 2010
(in thousands, except loss per share)
(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
Revenue	$49,480	$46,606	$148,805	$137,202
Cost of revenue	40,010	33,797	116,075	99,322
Gross profit	9,470	12,809	32,730	37,880
Operating expenses (income):
Selling, general, and administrative	9,657	14,004	27,301	35,254
Research and development	9,549	7,147	24,724	22,256
Litigation settlements, net	1,465	—	(1,125)	—
Total operating expenses	20,671	21,151	50,900	57,510
Operating loss	(11,201)	(8,342)	(18,170)	(19,630)
Other income (expense):
Interest income	—	3	—	22
Interest expense	(132)	(111)	(520)	(330)
Foreign exchange gain (loss)	625	(928)	1,039	(1,889)
Loss from equity method investment	(259)	—	(846)	—
Change in fair value of financial instruments	(107)	176	(1,417)	(634)
Other expense	(5)	(12)	(15)	(348)
Total other income (expense)	122	(872)	(1,759)	(3,179)
Net loss	$(11,079)	$(9,214)	$(19,929)	$(22,809)
Foreign exchange translation adjustment	(304)	444	(612)	810
Comprehensive loss	$(11,383)	$(8,770)	$(20,541)	$(21,999)
Per share data:
Net loss per basic share	$(0.12)	$(0.11)	$(0.23)	$(0.28)
Net loss per diluted share	$(0.12)	$(0.11)	$(0.23)	$(0.28)
Weighted-average number of basic shares outstanding	89,843	84,117	87,429	82,544
Weighted-average number of diluted shares outstanding	89,843	84,117	87,429	82,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of June 30, 2011 and September 30, 2010
(in thousands)
(unaudited)

	As of	As of
	June 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$18,829	$19,944
Restricted cash	2,226	1,298
Accounts receivable, net of allowance of $3,380 and $8,399, respectively	37,858	40,125
Inventory	32,506	32,056
Prepaid expenses and other current assets	7,161	5,312
Total current assets	98,580	98,735
Property, plant, and equipment, net	44,155	46,990
Goodwill	20,384	20,384
Other intangible assets, net	9,231	10,738
Equity method investment	2,758	—
Other non-current assets, net of allowance of $2,469 and $0, respectively	3,768	991
Total assets	$178,876	$177,838
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$14,359	$10,573
Accounts payable	26,997	26,156
Warrant liability	2,088	—
Accrued expenses and other current liabilities	26,485	27,115
Total current liabilities	69,929	63,844
Warrant liability	—	475
Other long-term liabilities	6	87
Total liabilities	69,935	64,406
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 200,000 shares authorized; 93,106 shares issued and 92,947 shares outstanding as of June 30, 2011; 85,346 shares issued and 85,187 shares outstanding as of September 30, 2010	710,023	701,997
Accumulated deficit	(599,164)	(587,259)
Accumulated other comprehensive income	165	777
Treasury stock, at cost; 159 shares as of June 30, 2011 and September 30, 2010	(2,083)	(2,083)
Total shareholders’ equity	108,941	113,432
Total liabilities and shareholders’ equity	$178,876	$177,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2011 and 2010
(in thousands)
(unaudited)

	For the Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(19,929)	$(22,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,903	9,266
Stock-based compensation expense	5,572	8,228
Provision for doubtful accounts	63	1,957
Provision for product warranty	312	669
Loss from equity method investment	846	—
Change in fair value of financial instruments	1,417	634
Cost of financing instruments	—	322
Loss on disposal of equipment	—	89
Total non-cash adjustments	17,113	21,165
Changes in operating assets and liabilities:
Accounts receivable	2,371	(1,033)
Inventory	(398)	(2,262)
Other assets	(4,515)	(208)
Accounts payable	825	2,218
Accrued expenses and other current liabilities	2,064	(2,302)
Total change in operating assets and liabilities	347	(3,587)
Net cash used in operating activities	(2,469)	(5,231)
Cash flows from investing activities:
Purchase of equipment	(3,274)	(830)
Investment in patents	(475)	(524)
Proceeds from the sale of available-for-sale securities	—	150
Investments in an unconsolidated affiliate	(12,000)	—
Consulting fees received related to unconsolidated affiliate	5,500	—
Purchase of a business	(750)	—
Release (increase) of restricted cash	(928)	1,246
Net cash provided by (used in) investing activities	(11,927)	42
Cash flows from financing activities:
Net proceeds from borrowings from credit facilities	3,786	600
Proceeds from private placement transaction	9,653	—
Net payments on short-term debt	—	(163)
Net proceeds from equity line of credit	—	1,980
Proceeds from stock plans	874	990
Payments on capital lease obligations	(4)	—
Net cash provided by financing activities	14,309	3,407
Effect of foreign currency	(1,028)	2,158
Net increase (decrease) in cash and cash equivalents	(1,115)	376
Cash and cash equivalents at beginning of period	19,944	14,028
Cash and cash equivalents at end of period	$18,829	$14,404
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$813	$227
Cash paid during the period for income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock under equity line of credit	$—	$228
Prior consulting fees received related to unconsolidated affiliate	$3,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EMCORE Corporation
Notes to Condensed Consolidated Financial Statements

NOTE 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of EMCORE Corporation and its subsidiaries (or the “Company”, “EMCORE”, "we", or "our"). All intercompany accounts and transactions have been eliminated in consolidation.

These statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2010 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of our financial position, operating results, risk factors, and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Certain prior period information has been reclassified to conform to the current period presentation. These changes had no impact on the Company's previously reported financial position, results of operations, or cash flows.

Liquidity and Capital Resources

As of June 30, 2011, cash and cash equivalents was approximately $18.8 million and working capital totaled $28.7 million. For the nine months ended June 30, 2011, net cash used by operating activities totaled $2.5 million.

With respect to measures taken to improve liquidity, we entered into a three-year $35 million asset-backed revolving credit facility with Wells Fargo Bank, or Wells Fargo, in November 2010 which can be used for working capital, letters of credit, and other general corporate purposes. The credit facility is secured by substantially all of our assets and is subject to a borrowing base formula based on our eligible accounts receivable and inventory accounts. We expect at least 40% of the total amount of credit under the credit facility to be available for use based on the borrowing base formula for the next twelve months.

The credit facility contains customary representations and warranties, affirmative and negative covenants, and certain events of default, including a subjective acceleration clause. Under this clause, Wells Fargo may declare an event of default if they believe in good faith that our ability to pay all or any portion of our indebtedness with Wells Fargo or to perform any of our material obligations under the credit facility has been impaired, or if they believe in good faith that there has been a material adverse change in our business or financial condition. If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the credit facility, cease making advances under the credit facility, or take possession of the Company's assets that secure our obligations under the credit facility. We do not anticipate at this time any change in our business or financial condition that could be deemed a material adverse change by Wells Fargo. See Footnote 10 - Credit Facilities for additional information related to this credit facility.

In addition, we completed an equity private placement transaction in May 2011 with Shanghai Di Feng Investment Co. Ltd. pursuant to which we sold 4,407,603 shares of the Company's common stock for approximately $9.7 million.

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from operations and amounts expected to be available under our credit facility with Wells Fargo will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months. However, in the event of unforeseen circumstances, unfavorable market or economic developments, unfavorable results from operations, or if Wells Fargo declares an event of default on the credit facility, we may have to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt, or selling certain product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all. A significant contraction in capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if we experience negative operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, and results of operations may be adversely affected.

NOTE 2.	Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP for interim information requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. The accounting estimates that require our most significant, difficult, and/or subjective judgments include:

•	the valuation of inventory, goodwill, intangible assets, warrants, and stock-based compensation;

•	assessment of recovery of long-lived assets;

•	revenue recognition associated with the percentage of completion method; and,

•	the allowance for doubtful accounts and warranty accruals.

We develop estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the best information available to us. Our reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Revenue Recognition

Revenue is recognized upon shipment, provided persuasive evidence of a contract exists, the price is fixed, the product meets our customer's specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board or free carrier alongside, or FCA, shipping point, which means that we fulfill our delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the buyer bears all costs and risks of loss or damage to the goods from that point. In certain cases, we ship our products cost insurance and freight. Under this arrangement, revenue is recognized under FCA shipping point terms, but we pay (and invoice the customer) for the cost of shipping and insurance to the customer's designated location. We account for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for use and after title and ownership has transferred to the customer. Revenue from time and material contracts is recognized at contractual rates as labor hours and direct expenses are incurred. Any warranty cost and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

Distributors. We use a number of distributors around the world and recognize revenue upon shipment of product to these distributors. Title and risk of loss pass to the distributors upon shipment, and our distributors are contractually obligated to pay us on standard commercial terms, just like our other direct customers. We do not sell to our distributors on consignment and, except in the event of product discontinuance, do not give distributors a right of return.

Solar Panel and Solar Power Systems Contracts. Pursuant to ASC 605-35, Revenue Recognition - Construction-Type and Production, we record revenue on long-term solar panel and solar power system contracts using either the percentage-of-completion method or the completed contract method. In general, the performance of these types of contracts involves the design, development, and manufacture of complex aerospace or electronic equipment to our customer's specifications. The percentage-of-completion method is used in circumstances in which all the following conditions exist:

•	the contract includes enforceable rights regarding goods or services to be provided to the customer, the consideration to be exchanged, and the manner and terms of settlement;

•	both the Company and the customer are expected to satisfy all of the contractual obligations; and,

•	reasonably reliable estimates of total revenue, total cost, and the progress towards completion can be made.

The percentage-of-completion method recognizes estimates for contract revenue and costs in progress as work on the contract continues. Estimates are revised as additional information becomes available. If estimates of costs to complete a contract indicate a loss, a provision is made at that time for the total loss anticipated on the contract.

We use the completed contract method if reasonably dependable estimates cannot be made or for which inherent hazards make estimates doubtful. Under the completed contract method, contract revenue and costs in progress are deferred as work on the contract continues. If a loss becomes evident on the contract, a provision is made at that time for the total loss anticipated on the contract. Total contract revenue and related costs are recognized upon the completion of the contract.

Government Research and Development Contracts. Revenue from research and development contracts represents reimbursement by various U.S. government entities, or their contractors, to aid in the development of new technology. The applicable contracts generally provide that we may elect to retain ownership of inventions made in performing the work, subject to a non-exclusive license retained by the U.S. government to practice the inventions for governmental purposes. The research and development contract funding may be based on a cost-plus, cost reimbursement, or a firm fixed price arrangement. The amount of funding under each research and development contract is determined based on cost estimates that include both direct and indirect costs. Cost-plus funding is determined based on actual costs plus a set margin. As we incur costs under cost reimbursement type contracts, revenue is recorded. Contract costs include material, labor, special tooling and test equipment, subcontracting costs, as well as an allocation of indirect costs. A research and development contract is considered complete when all significant costs have been incurred, milestones have been reached, and any reporting obligations to the customer have been met.

We also participate in cost-sharing research and development arrangements. Under such arrangements in which the actual costs of performance are split between the U.S. government and us on a best efforts basis, no revenue is recorded and our research and development expense is reduced for the amount of the cost-sharing receipts.

Multiple-Element Arrangements. Contracts with our customers usually relate to either the delivery of product or the completion of technology or engineering research and development contracts. In a very limited number of cases, a research contract may involve the creation and delivery of a customer-designed product sample based upon the research and development efforts completed. Pursuant to ASC 605-25-25-5, Revenue Recognition - Multiple-Element Arrangements, we have concluded that product revenue should not be considered a unit of accounting separate from the service revenue for these types of research contracts.

Contract Manufacturers. In our Fiber Optics segment, prior to certain customers accepting product that is manufactured at one of our contract manufacturers, these customers require that they first qualify the product and manufacturing processes at our contract manufacturer. The customers' qualification process determines whether the product manufactured at our contract manufacturer achieves their quality, performance, and reliability standards. After a customer completes the initial qualification process, we receive approval to ship qualified product to that customer. As part of the manufacturing process at our contract manufacturers, the finished product is tested prior to shipment to the customer using the same criteria that our customer uses to test product it receives. Revenue is recognized upon shipment of customer-qualified product, provided persuasive evidence of a contract exists, the price is fixed, the product meets our customer's specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds.

Asset Retirement and Environmental Obligations

Pursuant to ASC 410, Asset Retirement and Environmental Obligations, an asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an asset retirement obligation, a company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, depletion, and/or amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations.

We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future; however, these costs are not reasonably estimable due to insufficient information and uncertainty about the cost and timing related to the settlement of these obligations. Accordingly, these obligations have not been recorded in our condensed consolidated financial statements. We expect to perform a review of our asset retirement and environmental obligations in the fourth quarter of fiscal 2011 to determine if any amounts can be reasonably estimated.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements since September 30, 2010 that are of significance or potential significance to us. We believe the impact of recently issued accounting standards that are not yet effective will not have a material impact on our condensed consolidated financial position, results of operations, or cash flows upon adoption.

NOTE 3.	Equity

We provide long-term incentives to eligible officers, directors, and employees in the form of stock-based awards.  We maintain two stock award plans: the 2000 Stock Option Plan, or the 2000 Plan, and the 2010 Equity Incentive Plan, or the 2010 Equity Plan and, together with the 2000 Plan, the Stock Plans. The 2000 Plan expired in February 2010 and no additional shares are available for grant under this plan. We issue new shares of common stock to satisfy awards issued under our Stock Plans.

On June 14, 2011, our shareholders approved an increase in the number of stock-based awards that may be granted under the 2010 Equity Plan from 4,000,000 to 7,000,000 stock-based awards.

Stock Options

Most of our stock options vest and become exercisable over four to five years and have a contractual life of ten years. Certain stock options awarded are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code. The following tables summarize the activity related to stock options under the Stock Plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

Outstanding as of September 30, 2010	8,722,125	$4.70	7.02

Granted	917,500
Exercised	(197,960)
Forfeited	(200,276)
Cancelled	(143,842)

Outstanding as of June 30, 2011	9,097,547	$4.47	6.60

Exercisable as of June 30, 2011	5,388,106	$5.69	5.56

Vested and expected to vest as of June 30, 2011	8,623,099	$4.59	6.50

As of June 30, 2011	Number of Stock Options Outstanding			Options Exercisable
Exercise Price of Stock Options	Number Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number Exercisable	Weighted- Average Exercise Price

$0.54 to $1.25	2,835,750	$1.19	8.29	499,867	$1.23
$1.26 to $5.76	3,140,098	$3.76	5.51	2,352,748	$3.94
$5.80 to $8.38	2,607,136	$8.05	6.14	2,127,203	$8.03
$8.49 to $12.57	514,563	$9.13	5.71	408,288	$9.14

Total	9,097,547	$4.47	6.60	5,388,106	$5.69

As of June 30, 2011, there was approximately $5.3 million of unrecognized stock-based compensation expense, net of estimated annual forfeitures, related to non-vested stock options granted under the Stock Plans which is expected to be recognized over an estimated weighted average life of 2.3 years.

Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. The total intrinsic value related to stock options exercised during the three and nine months ended June 30, 2011 was approximately $20,000 and $176,000, respectively. No stock options were exercised during the nine months ended June 30, 2010. The intrinsic value related to fully vested and expected to vest stock options as of June 30, 2011 and 2010 was approximately $4.7 million and $5,000, respectively. The intrinsic value related to exercisable stock options as of June 30, 2011 and 2010 was approximately $1.1 million and $3,000, respectively.

Restricted Stock

The following tables summarize the activity related to restricted stock awards under the 2010 Equity Plan:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested as of September 30, 2010	—	—

Granted	1,715,900	$1.45
Vested	—	—
Cancelled	(55,000)	$1.42

Non-vested as of June 30, 2011	1,660,900	$1.45

As of June 30, 2011, there was approximately $1.8 million of remaining unamortized stock-based compensation expense associated with restricted stock awards, which will be expensed over a weighted average remaining service period of approximately 2.6 years.

Employee Stock Purchase Plan

We maintain an Employee Stock Purchase Plan, or ESPP, that provides employees an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan and the purchase price is set at 85% of the average high and low market price of the Company's common stock on either the first or last day of the participation period, whichever is lower, and contributions are limited to the lower of 10% of an employee's compensation or $25,000. We issue new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan. On June 14, 2011, our shareholders approved an increase in the number of shares of common stock that may be granted under the ESPP from 4,500,000 shares to 7,000,000 shares. The amount of shares issued in the ESPP are as follows:

	Number of Common Stock Shares	Purchase Price per Share of Common Stock

Number of shares reserved for the ESPP	7,000,000

Number of shares issued for calendar years 2000 through 2008	(1,716,446)	$0.88 - $40.93
Number of shares issued for calendar year 2009	(1,073,405)	$0.92
Number of shares issued for calendar year 2010	(651,700)	$0.74
Number of shares issued for calendar year 2011	(781,802)	$0.71

Remaining number of shares reserved for the ESPP	2,776,647

Officer and Director Share Purchase Plan
On January 21, 2011, the Compensation Committee of the Board of Directors approved an Officer and Director Share Purchase Plan, or ODPP, which allows executive officers and directors to purchase shares of the Company's common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. Elections to participate in the ODPP may only be made during open trading windows under our insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. The Board of Directors has authorized 500,000 shares to be made available for purchase by officers and directors under the ODPP. As of June 30, 2011, 21,030 shares had been purchased under the ODPP.

Stock-based compensation

The effect of recording stock-based compensation expense was as follows:

(in thousands, except per share data)	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense by award type:
Employee stock options	$2,223	$1,994	$3,945	$6,927
Restricted stock awards	213	—	303	—
Employee stock purchase plan	207	101	419	417

Total stock-based compensation expense	$2,643	$2,095	$4,667	$7,344

Stock-based compensation expense by expense category:
Cost of revenue	$498	$474	$754	$1,349
Selling, general, and administrative	1,247	1,026	2,571	4,702
Research and development	898	595	1,342	1,293

Total stock-based compensation expense	$2,643	$2,095	$4,667	$7,344

Net effect on net loss per basic and diluted share	$(0.03)	$(0.02)	$(0.05)	$(0.09)

We also incur stock-based compensation expense related to other compensatory stock issuances which include a company-match in the form of common stock for the employees' 401(k) savings plan and outside director fees. For the three and nine months ended June 30, 2011, other compensatory stock expense totaled $0.3 million and $0.9 million, respectively. For the three and nine months ended June 30, 2010, other compensatory stock expense totaled $0.4 million and $0.9 million, respectively.

Valuation Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions. The option-pricing model requires the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. The weighted-average grant date fair value of stock options granted during the three and nine months ended June 30, 2011 was $1.73 and $1.06, respectively. There were no stock options granted during the three months ended June 30, 2010. The weighted-average grant date fair value of stock options granted during the nine months ended June 30, 2010 was $0.77.

Assumptions used in Black-Scholes Option Valuation Model	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010

Expected dividend yield	—	—	—	—
Expected stock price volatility	101.3%	—%	99.2%	97.1%
Risk-free interest rate	1.7%	—%	1.4%	2.4%
Expected term (in years)	5.0	—	4.9	4.6

Warrants

As of June 30, 2011 and September 30, 2010, 3,000,003 warrants were outstanding. On February 20, 2008, in conjunction with a private placement transaction, we issued 1,400,003 warrants representing the right to purchase up to an aggregate of 1,400,003 shares of the Company's common stock, or the 2008 Warrants. On October 1, 2009, we entered into an equity line of credit with Commerce Court Small Cap Value Fund, Ltd. wherein we issued three warrants representing the right to purchase up to an aggregate of 1,600,000 shares of the Company's common stock, or the 2009 Warrants, and together with the 2008 Warrants, the 2008 and 2009 Warrants.

During the quarter ended March 31, 2011, we determined that the 2008 Warrants should have been accounted for as a liability since these warrants met the definition of a derivative instrument and did not qualify for equity classification. The valuation of the warrants was based on a Monte Carlo option pricing model which resulted in a fair value of approximately $8.2 million, $1.8 million, $0.4 million, $0.1 million, and $0.2 million as of February 20, 2008, September 30, 2008, September 30, 2009, September 30, 2010 and December 31, 2010, respectively. During the three months ended March 31, 2011, we adjusted common stock and accumulated deficit, both equity-related accounts, by $8,218,000 and $8,022,000, respectively, and recorded the liability related to the fair value of the warrants as of January 1, 2011 of $196,000 to correct the initial accounting treatment of the warrants from equity to liability accounting as an out-of-period adjustment. We also reclassified the 2008 and 2009 Warrants from a non-current liability to a current liability during the quarter ended March 31, 2011 since these warrant agreements include a fundamental transaction clause whereby, in the event that another person becomes the beneficial owner of 50% of the outstanding shares of the Company's common stock, and if other conditions are met, we may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of such fundamental transaction. See Footnote 15 - Fair Value Accounting for additional information related to the valuation of our warrants.

Private Placement

On May 31, 2011, we completed an equity private placement transaction with Shanghai Di Feng Investment Co. Ltd. pursuant to which we sold 4,407,603 shares of our common stock for approximately $9.7 million.

The common stock was offered solely to "accredited investors" as defined in Regulation D promulgated under the Securities Act of 1933, as amended, the Act, in reliance on the exemptions from registration afforded by Section 4(2) of the Act. In connection with this transaction, we also entered into a registration rights agreement pursuant to which we agreed to register the shares issued with the SEC on a Form S-1 registration statement within 60 days of the closing date of the transaction and to use commercially reasonable efforts to have the registration statement declared effective within 120 days of the closing date. We filed the registration statement on Form S-1 with the SEC on July 25, 2011. If the registration statement is not declared effective within specified time periods, or upon the occurrence of certain other events that would prevent Shanghai Di Feng Investment Co. Ltd. from selling the acquired shares, Shanghai Di Feng Investment Co. Ltd. would be entitled to receive liquidated damages, up to certain maximums and other limitations, in cash equal to 1.5% of the purchase price for each share that at such time remains subject to resale restrictions.

Future Issuances

As of June 30, 2011, we had 19.8 million shares of common stock reserved for future issuances as follows:

Number of Common Stock Shares Available for Future Issuances

For future exercise of outstanding stock options	9,097,547
For future issuances to employees under the ESPP	2,776,647
For future stock-based awards under the 2010 Equity Plan	4,464,600
For future exercise of warrants	3,000,003
For future issuance under the ODPP	478,970

Total reserved	19,817,767

NOTE 4.	Receivables

The components of accounts receivable consisted of the following:

(in thousands)	As of	As of
	June 30,	September 30,
	2011	2010

Accounts receivable	$35,769	$37,574
Accounts receivable – unbilled	5,469	10,950

Accounts receivable, gross	41,238	48,524

Allowance for doubtful accounts	(3,380)	(8,399)

Accounts receivable, net	$37,858	$40,125

Unbilled accounts receivable represents revenue recognized but not yet billed as of the period ended. Billings on contracts using the percentage-of-completion method usually occur upon completion of predetermined contract milestones or other contract terms, such as customer approval. The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

As of June 30, 2011 and September 30, 2010, we had $5.4 million and $18.4 million, respectively, of accounts receivable recorded using the percentage of completion method. Of these amounts, $1.7 million was invoiced and $3.7 million was unbilled as of June 30, 2011; and, $8.8 million was invoiced and $9.6 million was unbilled as of September 30, 2010. The allowance for doubtful accounts specifically related to receivables recorded using the percentage-of-completion method totaled $5.1 million as of September 30, 2010, and as noted below, this allowance was reclassified to a non-current receivable account.

During the three months ended March 2011, we entered into an accounts receivable settlement agreement related to a large fixed-priced international solar power system contract that was accounted for using the percentage-of-completion method. Based upon the terms of the settlement agreement, we reclassified a net accounts receivable balance of approximately $2.0 million from a current receivable account to a long-term receivable account within other non-current assets, leaving approximately $0.2 million as a current receivable which is expected to be paid within the next twelve months. The reclass consisted of a billed receivable balance of $5.8 million, unbilled receivable balance of $1.5 million, along with an allowance for doubtful accounts that totaled $5.3 million. During the three months ended June 30, 2011, we wrote off $2.9 million related to the long-term receivable that was fully reserved for.

The following table summarizes the changes in the allowance for doubtful accounts within accounts receivable:

(in thousands)	For the Nine Months Ended June 30,
	2011	2010

Balance at beginning of period	$8,399	$7,125

Provision adjustment - expense, net of recoveries	63	1,957
Reclass of allowance for doubtful accounts to a long-term receivables account	(5,254)	—
Impact from foreign exchange translation adjustment	181	(421)
Write-offs - deductions against receivables	(9)	(1,060)

Balance at end of period	$3,380	$7,601

NOTE 5.	Inventory

The components of inventory consisted of the following:

(in thousands)	As of	As of
	June 30,	September 30,
	2011	2010

Raw materials	$13,345	$13,632
Work in-process	7,678	6,496
Finished goods	11,483	11,928

Inventory	$32,506	$32,056

NOTE 6.	Property, Plant, and Equipment

The components of property, plant, and equipment consisted of the following:

(in thousands)	As of	As of
	June 30,	September 30,
	2011	2010

Land	$1,502	$1,502
Building and improvements	34,910	34,854
Equipment	104,104	101,310
Furniture and fixtures	3,065	3,065
Computer hardware and software	3,706	3,616
Leasehold improvements	971	854
Construction in progress	2,045	992

Property, plant, and equipment, gross	150,303	146,193

Accumulated depreciation	(106,148)	(99,203)

Property, plant, and equipment, net	$44,155	$46,990

On March 28, 2011, we acquired certain assets of Soliant Energy, Inc. of Monrovia, CA for $750,000. We have not completed the accounting for this acquisition, however at this time, we believe that the entire purchase price will be allocated to equipment. As of June 30, 2011, we allocated the entire purchase price to equipment on a preliminary basis.

NOTE 7.	Goodwill

The Company's goodwill is associated with the Photovoltaics segment. As of September 30, 2010, we performed an interim goodwill impairment test which indicated that no impairment existed and that fair value exceeded carrying value by approximately 40%. As of December 31, 2010, we performed an annual goodwill impairment test which indicated that no impairment existed. As of June 30, 2011, there have been no significant changes in the underlying assumptions used to prepare this test, nor have we identified any indications of impairment or triggering events through the nine months ended June 30, 2011. However, we will continue to monitor any changes in circumstances or triggering events that might indicate impairment of our goodwill. If there is erosion of the Company's market capitalization or the Photovoltaics reporting unit is unable to achieve its projected cash flows, we may be required to perform additional impairment tests. The outcome of these additional tests may result in the recording of goodwill impairment charges.

NOTE 8.	Intangible Assets

The following table sets forth changes in the carrying value of intangible assets by reporting segment:

(in thousands)	As of June 30, 2011			As of September 30, 2010
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Fiber Optics:
Core Technology	$15,555	$(10,478)	$5,077	$15,555	$(9,275)	$6,280
Customer Relations	4,381	(1,964)	2,417	4,381	(1,644)	2,737
Patents	4,863	(4,206)	657	4,725	(4,021)	704
	24,799	(16,648)	8,151	24,661	(14,940)	9,721

Photovoltaics:
Patents	2,279	(1,199)	1,080	1,941	(924)	1,017

Total	$27,078	$(17,847)	$9,231	$26,602	$(15,864)	$10,738

As of September 30, 2010, we performed an impairment test on our long-lived assets related to our Fiber Optics segment. The impairment test indicated that the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the asset group exceeded the carrying amount of the asset group by over 150%. As of June 30, 2011, there have been no significant changes in the underlying assumptions used to prepare this test, nor have we identified any indications of impairment or triggering events through the nine months ended June 30, 2011. However, we will continue to monitor any changes in circumstances or triggering events that might indicate impairment of our long-lived assets. If we are unable to achieve projected cash flows, we may be required to perform impairment tests of its remaining long-lived assets. The outcome of these tests may result in recording of impairment charges.

Amortization expense related to intangible assets is generally included in sales, general, and administrative expense on the condensed consolidated statements of operations. Based on the carrying amount of the intangible assets as of June 30, 2011, the estimated future amortization expense is as follows:

(in thousands)	Estimated Future Amortization Expense

Three months ended September 30, 2011	$645
Fiscal year ended September 30, 2012	2,333
Fiscal year ended September 30, 2013	1,997
Fiscal year ended September 30, 2014	1,462
Fiscal year ended September 30, 2015	1,036
Thereafter	1,758

Total	$9,231

NOTE 9.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of	As of
	June 30,	September 30,
	2011	2010

Compensation-related	$7,223	$4,001
Warranty	4,715	4,851
Termination fee	2,775	2,775
Professional fees	607	2,530
Royalty	1,670	1,772
Advanced payments	4,598	7,437
Self insurance	978	957
Income and other taxes	992	747
Loss on sale contracts	396	561
Restructuring accruals	484	780
Loss on purchase commitments	—	86
Litigation settlements	1,465	—
Other	582	618

Accrued expenses and other current liabilities	$26,485	$27,115

We provide our customers with limited rights of return for non-conforming shipments and warranty claims for certain products. Pursuant to ASC 450, Contingencies, we make estimates of product warranty expense using historical experience rates as a percentage of revenue and/or costs of revenue and accrue estimated warranty expense as a cost of revenue.  We estimate the costs of our warranty obligations based on historical experience of known product failure rates and anticipated rates if warranty claims, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product issues. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than needed, we may reverse a portion of such provisions in future periods. The following table summarizes the changes in the product warranty accrual accounts:

(in thousands)	For the Nine Months Ended June 30,
	2011	2010

Balance at beginning of period	$4,851	$4,287

Provision adjustment – expense	312	669
Utilization of warranty accrual	(448)	(571)

Balance at end of period	$4,715	$4,385

Our restructuring-related accrual specifically relates to non-cancelable lease payments on an abandoned facility. The following table summarizes the changes in the severance and restructuring-related accrual accounts:

(in thousands)	Severance-related accruals	Restructuring-related accruals	Total

Balance as of September 30, 2010	$180	$600	$780

Expense - charge to accrual	39	—	39
Payments on accrual	(185)	(150)	(335)

Balance as of June 30, 2011	$34	$450	$484

NOTE 10.      Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement, or credit facility, with Wells Fargo. The agreement provides us with a three-year revolving credit facility of up to $35 million that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by substantially all of the Company's assets and is subject to a borrowing base formula based on eligible accounts receivable and inventory accounts. We expect at least 40% of the total amount of credit under the credit facility to be available for use based on the borrowing base formula for the next twelve months. We capitalized $0.5 million as financing costs associated with the credit facility which will be amortized over a three-year period.

The credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, minimum tangible net worth and EBITDA covenants and limitations on liens and certain additional indebtedness and guarantees. As of June 30, 2011, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $7.5 million financial covenant requirement.

The credit facility also contains certain events of default, including a subjective acceleration clause. Under this clause, Wells Fargo may declare an event of default if they believe in good faith that our ability to pay all or any portion of our indebtedness with Wells Fargo or to perform any of our material obligations under the credit facility has been impaired, or if they believe in good faith that there has been a material adverse change in our business or financial condition. If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the credit facility, cease making advances under the credit facility, or take possession of the Company's assets that secure our obligations under the credit facility. We do not anticipate at this time any change in our business or financial condition that could be deemed a material adverse change by Wells Fargo.

On November 12, 2010, we borrowed $5.6 million under the credit facility and used the proceeds to repay the entire $5.2 million debt outstanding under the Company's Loan and Security Agreement, dated as of September 29, 2008, with Bank of America, N.A., or the prior credit facility. Afterwards, we terminated the prior credit facility and wrote off $120,000 related to unamortized financing costs associated with the prior credit facility. We did not incur any penalties from Bank of America in connection with the termination of the prior credit facility.

As of June 30, 2011, the Company had a $14.4 million LIBOR rate loan outstanding, with an interest rate of 3.25%, and approximately $2.5 million reserved for eight outstanding standby letters of credit under the credit facility. As of July 12, 2011, we paid off the outstanding loan with cash on hand.

NOTE 11.     Taxes

During the nine months ended June 30, 2011, there were no material increases or decreases in unrecognized tax benefits and management does not anticipate any material increases or decreases in the amounts of unrecognized tax benefits over the next twelve months. As of June 30, 2011, we had approximately $185,000 of interest and penalties accrued as tax liabilities on the balance sheet. As of June 30, 2011 and September 30, 2010, our unrecognized gross tax benefit totaled $338,000.

We file income tax returns in the U.S. federal, state, and local jurisdictions and, currently, no federal, state, and local income tax returns are under examination. The following tax years remain open to income tax examination for each of the more significant jurisdictions where we are subject to income taxes: after fiscal year 2007 for U.S. federal, after fiscal year 2006 for the state of California, and after fiscal year 2007 for the state of New Mexico.

NOTE 12.      Commitments and Contingencies

Operating Leases

We lease certain land, facilities, and equipment under non-cancelable operating leases. The leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense. Net facility and equipment rent expense under such leases was approximately $0.7 million for both the three months ended June 30, 2011 and 2010 and approximately $2.0 million for both the nine months ended June 30, 2011 and 2010. Estimated future minimum rental payments under non-cancelable operating leases with an initial or remaining term of one year or more as of June 30, 2011 are as follows:

(in thousands)
Estimated Future Minimum Lease Payments

Three months ended September 30, 2011	$498
Fiscal year ended September 30, 2012	1,243
Fiscal year ended September 30, 2013	896
Fiscal year ended September 30, 2014	183
Fiscal year ended September 30, 2015	183
Thereafter	2,668

Total minimum lease payments	$5,671

Capital Leases

As of June 30, 2011 and September 30, 2010, we did not have any significant capital lease agreements.

Suncore Joint Venture

As of June 30, 2011, we have contributed $12.0 million as registered capital into our Suncore joint venture. We are not required by the joint venture agreement to contribute additional funds, and at this time, we do not anticipate contributing any additional funds to Suncore. The joint venture agreement provides for any working capital needs to be provided by San'an. See Footnote 14 - Suncore Joint Venture for additional information related to this joint venture.

U.S. Government Contracts

Our U.S. government contracts are subject to audits by U.S. government agencies. Such audits could result in adjustments to our contract costs. We have recorded contract revenue based upon costs we expect to realize upon final audit. We have been audited in the past by the U.S. government and expect that we will be in the future. We believe that the outcome of any ongoing government audits will not have a material adverse effect on our results of operations, financial condition, or cash flow.

Legal Proceedings

We are subject to various legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows. However, the results of these matters cannot be predicted with certainty. Should we fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, then the financial results of that particular reporting period could be materially adversely affected.

During the three months ended June 30, 2011, we accrued $1.5 million as an estimate for legal settlements considered probable. This accrual has been recorded as an expense and included within litigation settlements on the condensed consolidated statement of operations.

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

Additionally, on September 11, 2006, we filed a lawsuit against Optium Corporation, currently part of Finisar Corporation (Optium) in the U.S. District Court for the Western District of Pennsylvania for patent infringement of certain patents associated with our Fiber Optics segment. On March 28, 2011, we received a cash payment of approximately $2.6 million in satisfaction of the judgment for damages that we were previously awarded, net of legal fees which were incurred on a contingency basis. The patent infringement award was recorded as a gain and included within litigation settlements on the condensed consolidated statement of operations.

b) Avago-related Litigation

On July 15, 2008, we were served with a complaint filed by Avago Technologies and what appear to be affiliates thereof in the United States District Court for the Northern District of California, San Jose Division (Avago Technologies U.S., Inc., et al., EMCORE Corporation, et al., Case No.: C08-3248 JW) (the “Commercial Case”). In this complaint, Avago asserts claims for breach of contract and breach of express warranty against Venture Corporation Limited (one of our customers) and asserts a tort claim for negligent interference with prospective economic advantage against us. We filed a Summary Judgment Motion in the Commercial Case asking the judge to dismiss all of Avago's claims on several grounds, including, inter alia, that California law, which is one of a handful of jurisdictions that even recognizes negligent interference with prospective economic advantage as a claim, does not apply in this case. On March 21, 2011, a hearing was held on the Summary Judgment Motion, and on May 20, 2011 we learned that the judge ruled against the Company in its motion for summary judgment. Discovery in this matter is proceeding.

On December 5, 2008, we were also served with a complaint by Avago Technologies filed in the United States District Court for the Northern District of California, San Jose Division alleging infringement of two patents by our VCSEL products. (Avago Technologies Singapore et al., EMCORE Corporation, et al., Case No.: C08-5394 EMC) (the "N.D. CA Patent Case”). This matter has been stayed pending final resolution of the International Trade Commission matter described immediately below.

On March 5, 2009, we were notified that, based on a complaint filed by Avago alleging the same patent infringement that formed the basis of the complaint previously filed in the Northern District of California, the U.S. International Trade Commission (the “ITC”) had determined to begin an investigation titled “In the Matter of Certain Optoelectronic Devices, Components Thereof and Products Containing the Same”, Inv. No. 337-TA-669. This matter was tried before an administrative law judge of the ITC from November 16-20, 2009.

On March 12, 2010, we were advised that an initial determination had been issued by the administrative law judge of the ITC that found that one of the two patent claims asserted against us related to certain of our products was both valid and infringed. This initial determination was subject to review and confirmation by the ITC itself. On March 29, 2010, we filed a petition with the ITC for a review of certain portions of the initial determination that were adverse to us. The ITC declined to review the initial determination.

On July 12, 2010, the ITC issued its final determination, as well as a limited exclusion order and cease and desist order directed to our infringing products which prohibits importation of those products into the United States. Those remedial orders were reviewed by the President of the United States and his decision to approve those orders was issued on September 10, 2010, thereby prohibiting further importation of the infringing products. These remedial orders do not apply to any of the products sold by our customers that may contain infringing products.

The ITC does not have the authority to award damages for patent infringement; therefore, there was no financial penalty as a result of the final determination by the ITC. We formulated and implemented a product redesign intended to eliminate the impact of the accused infringement, the exclusion, and the cease and desist orders issued by the ITC. We continue to actively pursue its re-design strategy, including qualifying the newly re-designed products with certain of its major customers. The ITC decision will also not be binding in the N.D. CA Patent Case which will remain stayed until all appeals of the ITC decision have been exhausted. We are appealing the ITC's decision, and on November 8, 2010, we filed its notice of appeal with the United States Court of Appeals for the Federal Circuit. On May 9, 2011, Avago and the ITC filed their response briefs in this matter.

We intend to continue to vigorously defend against the allegations in the ITC case, the N.D. CA Patent Case, and the Commercial Case.

c) Green and Gold-related litigation

On December 23, 2008, Plaintiffs Maurice Prissert and Claude Prissert filed a purported stockholder class action (the “Prissert Class Action”) pursuant to Federal Rule of Civil Procedure 23 allegedly on behalf of a class of Company shareholders against the Company and certain of its present and former directors and officers (the “Individual Defendants”) in the United States District Court for the District of New Mexico captioned, Maurice Prissert and Claude Prissert v. EMCORE Corporation, Adam Gushard, Hong Q. Hou, Reuben F. Richards, Jr., David Danzilio and Thomas Werthan, Case No. 1:08cv1190 (D.N.M.). The Complaint alleges that the Company and the Individual Defendants violated certain provisions of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, arising out of the Company's disclosure regarding its customer Green and Gold Energy (“GGE”) and the associated backlog of GGE orders with the Company's Photovoltaics business segment. The Complaint in the Prissert Class Action seeks, among other things, an unspecified amount of compensatory damages and other costs and expenses associated with the maintenance of the action. On or about February 12, 2009, a second purported stockholder class action (Mueller v. EMCORE Corporation et al., Case No. 1:09cv 133 (D.N.M.)) (the “Mueller Class Action”), together with the Prissert Class Action, the “Class Actions”) was filed in the United States District Court for the District of New Mexico against the same defendants named in the Prissert Class Action, based on substantially the same facts and circumstances, containing substantially the same allegations and seeking substantially the same relief.

Plaintiffs in both class actions have moved to consolidate the matters into a single action. On September 25, 2009, the court issued an order consolidating both the Prissert and Mueller actions into one consolidated proceeding, but denied plaintiffs motions for appointment of a lead plaintiff or lead plaintiff's counsel. On July 15, 2010, the court appointed IBEW Local Union No. 58 Annuity Fund to serve as lead plaintiff (“IBEW”), but denied, without prejudice, IBEW's motion to appoint lead counsel. On August 24, 2010, IBEW filed a renewed motion for appointment as lead plaintiff and for approval of its selection of counsel. IBEW filed a renewed motion for appointment of counsel on May 13, 2011 which we did not oppose. That motion remains pending.

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

We intend to vigorously defend against the allegations of both the Class Actions and the Derivative Actions.

NOTE 13.	Segment Data and Related Information

We have four operating divisions and two reporting segments.

•
Fiber Optics: EMCORE Digital Fiber Optics Products and EMCORE Broadband Fiber Optics Products are aggregated as a separate reporting segment, Fiber Optics. Our Fiber Optics segment offers optical components, subsystems, and systems for high-speed data and telecommunications, cable television (“CATV”), and fiber-to-the-premises (“FTTP”) networks.

•
Photovoltaics: EMCORE Photovoltaics and EMCORE Solar Power are aggregated as a separate reporting segment, Photovoltaics. Our Photovoltaics segment provides products for both space and terrestrial applications. For space applications, we offer high-efficiency gallium arsenide (“GaAs”) multi-junction solar cells, covered interconnected cells (“CICs”), and solar panels. For terrestrial applications, we offer concentrating photovoltaic (“CPV”) power systems for commercial and utility scale solar applications as well as GaAs solar cells and integrated CPV components for use in other solar power concentrator systems.

We evaluate our reportable segments pursuant to ASC 280, Segment Reporting. The Company's Chief Executive Officer is the chief operating decision maker and he assesses the performance of the operating segments and allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results and other non-GAAP financial ratios.

The following tables set forth the revenue and percentage of total revenue attributable to each of our reporting segments.

Segment Revenue (in thousands)	For the Three Months Ended June 30,
	2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$33,253	67%	$31,483	68%
Photovoltaics	16,227	33%	15,123	32%

Total revenue	$49,480	100%	$46,606	100%

Segment Revenue (in thousands)	For the Nine Months Ended June 30,
	2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue

Fiber Optics	$94,737	64%	$87,295	64%
Photovoltaics	54,068	36%	49,907	36%

Total revenue	$148,805	100%	$137,202	100%

The following table sets forth consolidated revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

Geographic Revenue (in thousands)	For the Three Months Ended June 30,
	2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$35,554	72%	$31,000	67%
Far East Asia	10,910	22%	12,561	27%
Europe	2,581	5%	2,868	6%
Other	435	1%	177	—%

Total revenue	$49,480	100%	$46,606	100%

Geographic Revenue (in thousands)	For the Nine Months Ended June 30,
	2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue

North America	$105,725	71%	$97,496	71%
Far East Asia	34,808	23%	30,544	22%
Europe	7,187	5%	8,122	6%
Other	1,085	1%	1,040	1%

Total revenue	$148,805	100%	$137,202	100%

The following table sets forth our significant customers, defined as customers that represented greater than 10% of total consolidated revenue, by reporting segment.

Significant Customers	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010

Fiber Optics segment:
Cisco Systems, Inc.	10%	14%	—	14%

Photovoltaics segment:
Loral Space & Communications	—	—	12%	10%

The following table sets forth operating loss attributable to each of our reporting segments.

Statement of Operations Data (in thousands)	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
Operating loss:
Fiber Optics segment	$(7,554)	$(5,000)	$(17,250)	$(15,680)
Photovoltaics segment	(3,647)	(3,342)	(920)	(3,950)

Operating loss	$(11,201)	$(8,342)	$(18,170)	$(19,630)

The following table sets forth our significant non-cash expenses attributable to each of our reporting segments.

Segment Depreciation and Amortization (in thousands)	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010

Fiber Optics segment	1,644	1,721	4,935	5,272
Photovoltaics segment	1,289	1,309	3,968	3,994

Total depreciation and amortization	$2,933	$3,030	$8,903	$9,266

Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of our reporting segments.

Long-lived Assets (in thousands)	As of	As of
	June 30,	September 30,
	2011	2010

Fiber Optics segment	$28,392	$31,175
Photovoltaics segment	44,296	45,935
Corporate division (unallocated)	1,082	1,002

Long-lived assets	$73,770	$78,112

As of June 30, 2011 and September 30, 2010, approximately 87% of our long-lived assets were located in the United States.

Note 14.        Suncore Joint Venture
On July 30, 2010, we entered into a joint venture agreement with San'an Optoelectronics Co., Ltd., or San'an, for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from us. The joint venture, Suncore Photovoltaic Technology Co., Ltd., or Suncore, is a limited liability company under the laws of the People's Republic of China. The establishment of the Suncore entity occurred on January 12, 2011 after receiving Chinese regional government approval.
The total registered capital of Suncore is $30 million, of which San'an has contributed $18 million in cash and EMCORE has contributed $12 million in cash. We are not required to contribute additional funds in excess of our initial $12 million investment, and at this time, we do not anticipate contributing any additional funds to Suncore.
The Chairman of San'an serves as the Chairman of Suncore and Dr. Charlie Wang, Executive Vice President of EMCORE, serves as the General Manager of Suncore. All operational activities and business for CPV receivers, modules, and systems currently residing at both San'an and our Langfang, China manufacturing facility will eventually be transferred to Suncore.
In conjunction with this joint venture, we have agreed to grant Suncore an exclusive license to manufacture our current and future improved CPV receivers, modules and systems in China for terrestrial solar power applications. In addition, we entered into a Cooperation Agreement with an affiliate of San'an whereby we have received $8.5 million in consulting fees in exchange for the technology license and related support and strategic consulting services to Suncore. Pursuant to the Cooperation Agreement, the San'an affiliate will provide Suncore with working capital financing in the form of loans and/or guarantees.
On December 4, 2010, we entered into an Investment and Cooperation Agreement, or IC Agreement, with San'an and the Huainan Municipal Government, or Huainan, in China. The IC Agreement provides for Suncore's primary engineering, manufacturing, and distribution operations for CPV components and systems to be established in the High-Tech Development Zone of Huainan City in exchange for subsidies and favorable tax and other incentives to be provided by Huainan. Under the terms of the IC Agreement, Huainan has committed to providing subsidies that include: reimbursement of 100% of the local portion of the business, value added and income taxes incurred during the first five years of Suncore's production activities and 50% of the amount of those taxes during the subsequent five years; reimbursement of certain administrative and utility charges within the Huainan City High-Tech Development Zone; cash rebates to Suncore of RMB 1.4 (approximately US$0.21) for every watt of the first 1,000 megawatts of CPV systems manufactured in Huainan and sold in China; and a cash subsidy of RMB 500 million (approximately U.S. $75 million) that may be used solely for the purchase of capital equipment for the development of Suncore's operations in Huainan. The IC Agreement was subject to and received approval from the shareholders of San'an on December 23, 2010. Suncore has since commenced construction of their facility in Huainan.

Accounting Treatment:

In our opinion, neither San'an nor EMCORE holds a controlling financial interest in Suncore because neither party has exclusive authority over decision-making related to significant ordinary course of business actions such as establishing a budget, compensation, and the hiring and firing of certain executive personnel. Therefore, we have accounted for our investment in Suncore using the equity method of accounting.

To date, we have contributed $12.0 million to Suncore as a capital contribution and have received $8.5 million of consulting fees from the San'an affiliate. We reviewed the substance of the consulting fee arrangement and concluded that the consulting fees are tied to the nonmonetary assets that were contributed to Suncore at formation. Therefore, we have recorded the consulting fees as a reduction to our investment in Suncore.

Pursuant to the joint venture agreement, San'an and EMCORE share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore. As of June 30, 2011, we continue to hold a 40% registered ownership in Suncore and we recorded losses of $0.3 million and $0.8 million for the three and nine months ended June 30, 2011, respectively, from this equity method investment on the condensed consolidated statement of operations.

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

The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•
Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities. We classify investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally could include money market funds, corporate publicly traded equity securities on major exchanges and U.S. Treasury notes with quoted prices on active markets.

•
Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. We classify items in Level 2 if the investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments could include: government agencies, corporate bonds, commercial paper, and auction rate securities.

•
Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company did not hold financial assets or liabilities within Level 3.

The following table lists our financial assets and liabilities that are measured at fair value on a recurring basis:

(in thousands)
	[Level 1]	[Level 2]	[Level 3]
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
As of June 30, 2011
Assets:
Money market fund deposits	$18,829	$—	$—	$18,829
Restricted fund deposits	2,226	—	—	2,226
Liabilities:
Warrants	—	2,088	—	2,088

As of September 30, 2010
Assets:
Money market fund deposits	19,944	—	—	19,944
Restricted fund deposits	1,298	—	—	1,298
Liabilities:
Warrants	—	475	—	475

Money market fund deposits consist primarily of cash and occasionally highly liquid short-term investments with an original maturity of three months or less at the time of purchase.

Restricted fund deposits represent cash held as collateral supporting certain outstanding letters of credit and/or bank controlled deposits on account.

As of June 30, 2011 and September 30, 2010, 3,000,003 warrants were outstanding. On February 20, 2008, in conjunction with a private placement transaction, we issued 1,400,003 warrants representing the right to purchase up to an aggregate of 1,400,003 shares of the Company's common stock, or the 2008 Warrants. On October 1, 2009, we entered into an equity line of credit with Commerce Court Small Cap Value Fund, Ltd. wherein we issued three warrants representing the right to purchase up to an aggregate of 1,600,000 shares of the Company's common stock, or the 2009 Warrants.

All of our warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815. We expect an impact to our statement of operations when we record an adjustment to fair value the warrants at the end of each quarterly reporting period. As of June 30, 2011 and September 30, 2010, the fair value of the warrants was estimated to be $2.1 million and $0.5 million, respectively, using the Monte Carlo option pricing model. The Monte Carlo option pricing model was used since it allows the valuation of each warrant to factor in the value associated with the Company's right to affect a mandatory exercise of each warrant.

Assumptions used in Monte Carlo Option Valuation Model	2008 Warrants		2009 Warrants
	As of June 30, 2011	As of September 30, 2010	As of June 30, 2011	As of September 30, 2010

Expected dividend yield	—	—	—	—
Expected stock price volatility	86.0%	117.9%	106.5%	100.0%
Risk-free interest rate	0.8%	0.4%	2.6%	1.3%
Expected term (in years)	1.6	2.4	3.8	4.5

The carrying amounts of accounts receivable, borrowings under our bank credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

EMCORE Corporation offers a broad portfolio of compound semiconductor-based products for the broadband, fiber optics, space, and solar power markets. We were established in 1984 as a New Jersey corporation and we have two reporting segments: Fiber Optics and Photovoltaics. Our Fiber Optics segment offers optical components, subsystems, and systems for high-speed data and telecommunications, cable television (“CATV”), and fiber-to-the-premises (“FTTP”) networks. Our Photovoltaics segment provides products for both space and terrestrial applications. For space applications, we offer high-efficiency gallium arsenide (“GaAs”) multi-junction solar cells, covered interconnected cells (“CICs”), and solar panels. For terrestrial applications, we offer concentrating photovoltaic (“CPV”) power systems for commercial and utility scale solar applications as well as GaAs solar cells and integrated CPV components for use in other solar power concentrator systems. Our headquarters and principal executive offices are located at 10420 Research Road, SE, Albuquerque, New Mexico, 87123, and our main telephone number is (505) 332-5000.  For more information about our Company, please visit our website at http://www.emcore.com.

Liquidity and Capital Resources

As of June 30, 2011, cash and cash equivalents was approximately $18.8 million and working capital totaled $28.7 million. For the nine months ended June 30, 2011, net cash used by operating activities totaled $2.5 million.

With respect to measures taken to improve liquidity, we entered into a three-year $35 million asset-backed revolving credit facility with Wells Fargo Bank, or Wells Fargo, in November 2010 which can be used for working capital, letters of credit, and other general corporate purposes. The credit facility is secured by substantially all of our assets and is subject to a borrowing base formula based on our eligible accounts receivable and inventory accounts. We expect at least 40% of the total amount of credit under the credit facility to be available for use based on the borrowing base formula for the next twelve months.

The credit facility contains customary representations and warranties, affirmative and negative covenants, and certain events of default, including a subjective acceleration clause. Under this clause, Wells Fargo may declare an event of default if they believe in good faith that our ability to pay all or any portion of our indebtedness with Wells Fargo or to perform any of our material obligations under the credit facility has been impaired, or if they believe in good faith that there has been a material adverse change in our business or financial condition. If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the credit facility, cease making advances under the credit facility, or take possession of the Company's assets that secure our obligations under the credit facility. We do not anticipate at this time any change in our business or financial condition that could be deemed a material adverse change by Wells Fargo. See Footnote 10 - Credit Facilities in the notes to the condensed consolidated financial statements for additional information related to this credit facility.

In addition, we completed an equity private placement transaction in May 2011 with Shanghai Di Feng Investment Co. Ltd. pursuant to which we sold 4,407,603 shares of the Company's common stock for approximately $9.7 million.

We believe that our existing balances of cash and cash equivalents, together with the cash expected to be generated from operations and amounts expected to be available under our credit facility with Wells Fargo will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months. However, in the event of unforeseen circumstances, unfavorable market or economic developments, unfavorable results from operations, or if Wells Fargo declares an event of default on the credit facility, we may have to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt, or selling certain product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all. A significant contraction in capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if we experience negative operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, and results of operations may be adversely affected.

Order Backlog

As of June 30, 2011, we had a consolidated order backlog of approximately $66.2 million, a 31% increase from the $50.5 million order backlog reported as of March 31, 2011. On a segment basis, the Photovoltaics order backlog totaled $39.6 million, a 50% increase from $26.4 million reported as of March 31, 2011. The Fiber Optics order backlog totaled $26.6 million, a 10% increase from $24.1 million reported as of March 31, 2011. Order backlog is defined as purchase orders or supply agreements accepted by us with expected product delivery and/or services to be performed within the next twelve months.

From time to time, our customers may request that we delay shipment of certain orders and our backlog could also be adversely affected if our customers unexpectedly cancel purchase orders that we have previously accepted.  A majority of our fiber optics products typically ship within the same quarter in which the purchase order is received; therefore, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

Results of Operations

The following table sets forth the Company’s condensed consolidated statements of operations data expressed as a percentage of total revenue.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010

Revenue	100.00%	100.00%	100.00%	100.00%
Cost of revenue	80.86	72.52	78.00	72.39
Gross profit	19.14	27.48	22.00	27.61
Operating expenses (income):
Selling, general, and administrative	19.52	30.05	18.35	25.69
Research and development	19.30	15.33	16.62	16.22
Litigation settlements, net	2.96	—	(0.76)	—
Total operating expenses	41.78	45.38	34.21	41.91
Operating loss	(22.64)	(17.90)	(12.21)	(14.30)
Other income (expense):
Interest income	—	0.01	—	0.02
Interest expense	(0.27)	(0.24)	(0.35)	(0.24)
Foreign exchange gain (loss)	1.26	(1.99)	0.70	(1.38)
Loss from equity method investment	(0.52)	—	(0.57)	—
Change in fair value of financial instruments	(0.22)	0.38	(0.95)	(0.46)
Other expense	(0.01)	(0.03)	(0.01)	(0.25)
Total other income (expense)	0.25	(1.87)	(1.18)	(2.31)
Net loss	(22.39)%	(19.77)%	(13.39)%	(16.61)%

During the quarter ended March 31, 2011, we determined that the warrants issued in February 2008 should have been accounted for as a liability since these warrants met the definition of a derivative instrument and did not qualify for equity classification. The valuation of the warrants was based on a Monte Carlo option pricing model which resulted in a fair value of approximately $8.2 million, $1.8 million, $0.4 million, $0.1 million, and $0.2 million as of February 20, 2008, September 30, 2008, September 30, 2009, September 30, 2010 and December 31, 2010, respectively. During the three months ended March 31, 2011, we adjusted common stock and accumulated deficit, both equity-related accounts, by $8,218,000 and $8,022,000, respectively, and recorded the liability related to the fair value of the warrants as of January 1, 2011 of $196,000 to correct the initial accounting treatment of the warrants from equity to liability accounting as an out-of-period adjustment.

Comparison of the Three Months Ended June 30, 2011 and 2010

Revenue:
Consolidated revenue for the three months ended June 30, 2011 was $49.5 million, which represents a $2.9 million, or 6%, increase compared to $46.6 million reported in the prior year.

On a segment basis, revenue for the Fiber Optics segment was $33.3 million, which represents a $1.8 million, or 6%, increase in revenue compared to $31.5 million reported in the prior year. Compared to the prior year, revenue from broadband products increased 23% and revenue from digital fiber optics products decreased 14%. We experienced a reduction of approximately $4.9 million of revenue associated with sales of parallel optics device products compared to the prior year primarily due to the ITC ruling. See Footnote 12 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information related to the ITC ruling. The Fiber Optics segment accounted for 67% of our consolidated quarterly revenue in fiscal 2011 compared to 68% in the prior year.

Revenue for the Photovoltaics segment was $16.2 million, which represents a $1.1 million, or 7%, increase in revenue compared to $15.1 million reported in the prior year. Compared to the prior year, sales of space solar cells and CICs increased 8%, revenue from service contracts increased 67%, and revenue earned on long-term space solar panels decreased 28%. Historically, quarterly revenue has fluctuated significantly in the Photovoltaics segment due to the completion of long-term contracts, varying shipment schedules on long-term supply agreements, and changes in product mix. The Photovoltaics segment accounted for 33% of the Company's consolidated quarterly revenue in fiscal 2011 compared to 32% in the prior year period.

Gross Profit:
Consolidated gross profit was $9.5 million, which represents a $3.3 million decrease in gross profit compared to $12.8 million reported in the prior year. Consolidated gross margin was 19.1%, a decrease from the 27.5% gross margin reported in the prior year. On a segment basis, Fiber Optics gross margin was 19.4%, down from the 25.9% gross margin reported in the prior year due to higher expenses and unfavorable product mix. Photovoltaics gross margin was 18.6%, down from the 30.7% gross margin reported in the prior year primarily due to lower yields and higher expenses.

Operating Expenses:
Sales, general, and administrative expenses for the three months ended June 30, 2011 totaled $9.7 million, which represents a $4.3 million, or 31%, decrease in expense compared to $14.0 million reported in the prior year. During the three months ended June 30, 2010, we recorded a $2.4 million reserve on accounts receivable related to a solar power system contract and we also incurred a $2.8 million termination fee related to a then-planned joint venture. As a percentage of revenue, sales, general, and administrative expenses were 20%, a decrease from 30% in the prior year.

Research and development expenses for the three months ended June 30, 2011 totaled $9.5 million, which represents a $2.4 million, or 34%, increase in expense compared to $7.1 million reported in the prior year primarily due to higher expenses from the Soliant Energy acquisition completed in March 2011 and increased headcount and material expenses in our Fiber Optics segment. As a percentage of revenue, research and development expenses were 19%, an increase from 15% in the prior year.

As of June 30, 2011, we have accrued $1.5 million as an estimate for legal settlements considered probable. See Footnote 12 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information related to legal proceedings.

Consolidated operating expenses for the three months ended June 30, 2011 totaled $20.7 million, which represents a $0.5 million, or 2%, decrease in expense compared to $21.2 million reported in the prior year.

Operating loss:
The consolidated operating loss for the three months ended June 30, 2011 was $11.2 million, which represents a $2.9 million increase in operating loss compared to $8.3 million reported in the prior year.

Foreign exchange.
We recognize gains and losses on foreign currency exchange primarily due to our operations in Spain, the Netherlands and China. A majority of the gain recorded during the three months ended June 30, 2011 relates to the increase in value of the euro relative to the U.S. dollar.

Loss from Equity Method Investment.
On July 30, 2010, we entered into a joint venture agreement with San'an Optoelectronics Co., Ltd., or San'an, for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from us. The joint venture, Suncore Photovoltaic Technology Co., Ltd., or Suncore, is a limited liability company under the laws of the People's Republic of China. Pursuant to the Suncore joint venture agreement, San'an and EMCORE share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore. For the three months ended June 30, 2011, we continue to hold a 40% registered ownership in Suncore and we recorded a $0.3 million loss from this equity method investment on the condensed consolidated statement of operations. See Footnote 14 - Suncore Joint Venture in the notes to the condensed consolidated financial statements for additional information related to this equity method investment.

Change in fair value of financial instruments.
Our outstanding warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815. We expect an impact to the statement of operations when we record an adjustment to fair value of warrants at the end of each quarterly reporting period. The fair value of the warrants increased $0.1 million from March 31, 2011 to June 30, 2011 primarily due to the increase in market value of the Company's common stock.

Net Loss:
The consolidated net loss for the three months ended June 30, 2011 was $11.1 million, which represents a $1.9 million increase in net loss compared to the $9.2 million net loss reported in the prior year. The net loss per share for the three months ended June 30, 2011 was $0.12 per share, which represents an increase of $0.01 per share, from a net loss of $0.11 per share reported in the prior year.

Comparison of the Nine Months Ended June 30, 2011 and 2010

Revenue:
Consolidated revenue for the nine months ended June 30, 2011 was $148.8 million, which represents a $11.6 million, or 8%, increase in revenue compared to $137.2 million reported in the prior year.

On a segment basis, revenue for the Fiber Optics segment was $94.7 million, which represents a $7.4 million, or 9%, increase in revenue compared to $87.3 million reported in the prior year. Compared to the prior year, revenue from broadband products increased 13% and revenue from digital fiber optics products increased 1%. We experienced a reduction of approximately $10.2 million of revenue associated with sales of parallel optics device products compared to the prior year primarily due to the ITC ruling. See Footnote 12 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information related to the ITC ruling. The Fiber Optics segment accounted for 64% of the Company's consolidated revenue in both fiscal 2011 and fiscal 2010.

Revenue for the Photovoltaics segment was $54.1 million, which represents a $4.2 million, or 8%, increase in revenue compared to $49.9 million reported in the prior year. Compared to the prior year, sales of space solar cells and CICs increased 5%, revenue from service contracts increased 79%, and revenue earned on long-term space solar panels decreased 13% from the prior year. Historically, revenue has fluctuated significantly in the Photovoltaics segment due to the completion of long-term contracts, varying shipment schedules on long-term supply agreements, and changes in product mix. The Photovoltaics segment accounted for 36% of the Company's consolidated revenue in both fiscal 2011 and fiscal 2010.

Gross Profit:
Consolidated gross profit was $32.7 million, which represents a $5.2 million decrease in gross profit compared to $37.9 million reported in the prior year. Consolidated gross margin was 22.0%, a decrease from the 27.6% gross margin reported in the prior year. On a segment basis, Fiber Optics gross margin was 18.6%, down from the 24.2% gross margin reported in the prior year primarily due to higher expenses and unfavorable product mix. Photovoltaics gross margin was 27.9%, down from the 33.5% gross margin reported in the prior year primarily due to lower yields and higher expenses.

Operating Expenses:
Sales, general, and administrative expenses for the nine months ended June 30, 2011 totaled $27.3 million, which represents a $8.0 million, or 23%, decrease in expense compared to $35.3 million reported in the prior year. During the nine months ended June 30, 2010, we recorded a $2.4 million reserve on accounts receivable related to a solar power system contract, we incurred approximately $4.9 million of patent litigation and other corporate-related legal expense, and we incurred a $2.8 million termination fee related to a then-planned joint venture. As a percentage of revenue, sales, general, and administrative expenses were 18%, a decrease from 26% in the prior year.

Research and development expenses for the nine months ended June 30, 2011 totaled $24.7 million, which represents a $2.5 million, or 11%, increase in expense compared to $22.3 million reported in the prior year primarily due to higher expenses from the Soliant Energy acquisition completed in March 2011 and increased headcount and material expenses in our Fiber Optics segment. As a percentage of revenue, research and development expenses were 17%, an increase from 16% in the prior year.

During the three months ended March 31, 2011, we received a cash payment of approximately $2.6 million in satisfaction of the judgment for damages that was previously awarded, net of legal fees which were incurred on a contingency basis. As of June 30, 2011, we have accrued $1.5 million as an estimate for legal settlements consider probable. See Footnote 12 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information related to litigation proceedings.

Consolidated operating expenses for the nine months ended June 30, 2011 totaled $50.9 million, which represents a $6.6 million, or 11%, decrease in expense compared to $57.5 million reported in the prior year.

Operating loss:
The consolidated operating loss for the nine months ended June 30, 2011 was $18.2 million, which represents a $1.4 million, or 7%, decrease in operating loss compared to $19.6 million reported in the prior year.

Foreign exchange.
We recognize gains and losses on foreign currency exchange primarily due to our operations in Spain, the Netherlands and China. A majority of the gain recorded in the nine months ended June 30, 2011 relates to the increase in value of the euro relative to the US dollar.

Loss from Equity Method Investment.
On July 30, 2010, we entered into a joint venture agreement with San'an Optoelectronics Co., Ltd., or San'an, for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from us. The joint venture, Suncore Photovoltaic Technology Co., Ltd., or Suncore, is a limited liability company under the laws of the People's Republic of China. Pursuant to the Suncore joint venture agreement, San'an and EMCORE share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore. During fiscal 2011, we continue to hold a 40% registered ownership in Suncore and we recorded a $0.8 million loss from this equity method investment on the condensed consolidated statement of operations. See Footnote 14 - Suncore Joint Venture in the notes to the condensed consolidated financial statements for additional information related to this equity method investment.

Change in fair value of financial instruments.
The warrants issued by the Company were classified as a liability since the warrants met the classification requirements for liability accounting pursuant to ASC 815. We expect an impact to the statement of operations when we record an adjustment to fair value of the warrants at the end of each quarterly reporting period. The fair value of the warrants increased $1.4 million from September 30, 2010 to June 30, 2011 primarily due to the increase in market value of the Company's common stock.

Cost of financing instruments.
Costs incurred to enter into the equity line of credit with Commerce Court Small Cap Value Fund, Ltd. were expensed as incurred. On October 1, 2009, we recorded $0.2 million related to the issuance of 185,185 shares of common stock in connection with the equity line of credit. In March 2010, we initiated our first draw down under the equity line of credit and received approximately $2.0 million from the sale of 1,870,042 shares of common stock; with the total discount to volume weighted average price calculated on a daily basis totaling $0.1 million, which was recorded as a non-operating expense within the condensed consolidated statement of operations.

Net Loss:
The consolidated net loss for the nine months ended June 30, 2011 was $19.9 million, which represents a $2.9 million, or 13%, decrease in net loss compared to a $22.8 million net loss reported in the prior year. The net loss per share for the nine months ended June 30, 2011 was $0.23 per share, which represents a decrease $0.05 per share, from a net loss of $0.28 per share reported in the prior year.

Cash Flow

Cash Used In Operating Activities

For the nine months ended June 30, 2011, net cash used by operating activities was approximately $2.5 million, which represents a change of $2.7 million from $5.2 million in cash used in operating activities for the nine months ended June 30, 2010.

For the nine months ended June 30, 2011, $2.5 million of cash was used in operating activities. During this period, other assets increased $4.5 million and inventory increased $0.4 million; offset by a decrease in accounts receivable of $2.4 million, an increase in accrued expenses and other liabilities of $2.1 million, and an increase in accounts payable of $0.8 million. Non-cash adjustments used to reconcile net loss to net cash used in operating activities included $8.9 million related to depreciation and amortization expense, $5.6 million related to stock-based compensation expense, and $1.4 million related to the change in fair value of our outstanding warrants.

For the nine months ended June 30, 2010, $5.2 million of cash was used in operating activities. During this period, accrued expenses and other liabilities decreased $2.3 million, inventory increased $2.3 million, accounts receivable increased $1.0 million, and other assets increased 0.2 million; offset slightly by an increase in accounts payable of $2.2 million. Non-cash adjustments used to reconcile net loss to net cash used in operating activities included $9.3 million related to depreciation and amortization expense, $8.2 million million related to stock-based compensation expense, and $2.0 million related to an increase in the provision for doubtful accounts.

Net Cash Provided By (Used In) Investing Activities

For the nine months ended June 30, 2011, net cash used in investing activities was $11.9 million, which represents a change of $12.0 million from $0.1 million in cash provided by investing activities for the nine months ended June 30, 2010.

For the nine months ended June 30, 2011, the $11.9 million of net cash used in investing activities was primarily due capital contributions into our Suncore joint venture totaling $12.0 million offset by $5.5 million in consulting fees received from an affiliate related to our joint venture, $3.3 million related to capital expenditures, $1.0 million related to an increase in restricted cash, $0.8 million used to purchase a business, and $0.5 million related to investments in patents.

For the nine months ended June 30, 2010, the $0.1 million in net cash provided by investing activities was primarily due to a release of restricted cash of $1.2 million; offset partially by $0.8 million related to capital expenditures and $0.5 million related to investments in patents.

Net Cash Provided By Financing Activities

For the nine months ended June 30, 2011, net cash provided by financing activities totaled $14.3 million, which represents a change of $10.9 million from $3.4 million in cash provided by financing activities for the nine months ended June 30, 2010.

For the nine months ended June 30, 2011, the $14.3 million in net cash provided by financing activities was primarily due to $9.7 million in proceeds from an equity private placement transaction, $3.8 million of net borrowings under our bank credit facility and $0.9 million of cash receipts from our stock ownership plans.

For the nine months ended June 30, 2010, the $3.4 million in net cash provided by financing activities consisted of $2.0 million received under our equity line of credit, $0.9 million of cash receipts from our stock ownership plans, and $0.6 million of net borrowings under our bank credit facility.

Contractual Obligations and Commitments

The Company's contractual obligations and commitments over the next five years are summarized in the table below:

(in thousands)		For the Fiscal Years Ended September 30,
	Total	2011	2012 to 2013	2014 to 2015	2016 and later

Purchase obligations	$29,843	$29,527	$174	$102	$40
Credit facility	14,359	14,359
Operating lease obligations	5,671	498	2,139	366	2,668
Capital lease obligations	7	2	5
Total contractual obligations and commitments	$49,880	$44,386	$2,318	$468	$2,708

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our condensed consolidated results of operations.

Credit Facility
As of June 30, 2011, the Company had a $14.4 million LIBOR rate loan outstanding, with an interest rate of 3.25%, and approximately $2.5 million reserved under eight outstanding standby letters of credit under the credit facility. As of July 12, 2011, we paid off the outstanding loan with cash on hand.

Suncore Joint Venture
The total registered capital of Suncore is $30 million, of which San'an has contributed $18 million in cash and EMCORE has contributed $12 million in cash. We are not required to contribute additional funds in excess of our initial $12 million investment, and at this time, we do not anticipate contributing any additional funds to Suncore. The joint venture agreement provides for any working capital needs to be provided by San'an. See Footnote 14 - Suncore Joint Venture in the notes to the condensed consolidated financial statements for additional information related to this joint venture.

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

Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements since September 30, 2010 that are of significance, or potential significance, to us. We believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position, results of operations, or cash flows upon adoption.

Critical Accounting Policies
See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for disclosures related to our critical accounting policies.

Restructuring Accruals
See Footnote 9 - Accrued Expenses and Other Current Liabilities in the notes to the condensed consolidated financial statements for disclosures related to our severance and restructuring-related accrual accounts.

Officers and Directors
- Mr. Mark B. Weinswig was hired as the Company's Chief Financial Officer effective October 11, 2010.
- Dr. James A. Tegnelia joined the Company's Board of Directors on March 2, 2011.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We do not believe the Company's exposure related to market risk has changed materially since September 30, 2010.

ITEM 4.     Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act) as of June 30, 2011. Based on this evaluation, we concluded that the Company's disclosure controls and procedures were effective. As a result, we concluded that the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's condensed consolidated financial position, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of the Company's Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Act. This Evaluation of Disclosure Controls and Procedures section includes information concerning our evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications from the Company's Chief Executive Officer and Chief Financial Officer.

b.    Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

c.    Completed Remediation Actions that Addressed Internal Control Weaknesses

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, we identified the following material weaknesses in the Company's internal control over financial reporting:

1) Control activities related to certain inventory reserve transactions

We did not maintain effective controls over certain inventory reserve transactions. Specifically, we did not have effectively designed controls to prevent the reversal of certain inventory reserves and provide reasonable assurance that inventory reserves were recorded in accordance with GAAP.

2) Control activities related to certain inventory held by third parties

We did not maintain effective controls over certain inventory held by third parties. Specifically, reconciliations of inventory held by third parties were not performed on a part-by-part basis; therefore, controls were not designed and in place to provide reasonable assurance that the inventory held by third parties was recorded in accordance with GAAP.

In response to the identified material weaknesses described above, we dedicated resources to improving our control environment and we believe that remediation actions placed into service since September 30, 2010 have addressed these material weaknesses. In particular, we have implemented the measures described below to remediate these material weaknesses.

1) Control activities related to certain inventory reserve transactions

As of September 30, 2010, December 31, 2010, March 31, 2011, and June 30, 2011, we completed an excess and obsolete (E&O) reserve rollforward from prior periods to ensure that any decrease in the E&O reserve was attributed to either a sale or disposal of reserved inventory. We plan to continue to perform this control on a quarterly basis.

2) Control activities related to certain inventory held by third parties

As of December 31, 2010, March 31, 2011, and June 30, 2011, reconciliations have been performed on both a total dollar basis and on a part-by-part basis to ensure that inventory held by third parties has been recorded in accordance with U.S. GAAP. We plan to continue to perform this control on a quarterly basis.

We intend to continue to monitor the effectiveness of these actions and will make changes to the action plans if deemed necessary and appropriate.

d.    Limitations on the Effectiveness of Internal Control over Financial Reporting

We do not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by individual acts, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.	OTHER INFORMATION

ITEM 1.    Legal Proceedings

See Footnote 12 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for disclosures related to legal proceedings.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors as disclosed in our Annual Report on Form 10-K other than the following:

The impact of Japan's March 2011 earthquake and tsunami on our suppliers and customers could materially adversely affect our business, results of operations, or financial condition.

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

We may effect a reverse stock split, which may cause the liquidity of our common stock and market capitalization to be materially adversely affected.

At our Annual Meeting of Shareholders held on June 14, 2011, our shareholders approved an amendment to our certificate of incorporation which authorizes our Board of Directors to effect a reverse stock split of our issued and outstanding common stock at a ratio to be determined by our Board of Directors, in the range from 2:1 to 10:1 without further approval of our shareholders, in the discretion of the Board of Directors. The Board of Directors may determine to effect a reverse stock split to, among other things, increase institutional investor interest in and ownership of our common stock; increase investors' visibility into our profitability on a per share basis; and improve our ability to maintain long-term compliance with the listing requirements of NASDAQ, including continued compliance with NASDAQ's $1.00 minimum bid price requirement.

There can be no assurance that the trading price of the common stock after the reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding as a result of the reverse stock split or remain at an increased level for any period, and there is no assurance that a reverse stock split would lead to the intended benefits. Additionally, a reverse stock split may be viewed negatively by the market and, consequently, can lead to a decrease in our overall market capitalization. If the per-share market price of our common stock does not increase proportionately as a result of the reverse split, then the value of the Company as measured by our market capitalization will be reduced, perhaps significantly. In addition, because the reverse split will significantly reduce the number of shares of common stock that are outstanding, the liquidity of our common stock could be materially and adversely affected and it may be more difficult to purchase or sell shares of our common stock.

ITEM 2.    Unregistered Sales of Equity Securities

Private Placement

On May 31, 2011, we completed an equity private placement transaction with Shanghai Di Feng Investment Co. Ltd. pursuant to which we sold 4,407,603 shares of our common stock for approximately $9.7 million.

The common stock was offered solely to "accredited investors" as defined in Regulation D promulgated under the Securities Act of 1933, as amended, the Act, in reliance on the exemptions from registration afforded by Section 4(2) of the Act. In connection with this transaction, we also entered into a registration rights agreement pursuant to which we agreed to register the shares issued with the SEC on a Form S-1 registration statement within 60 days of the closing date of the transaction and to use commercially reasonable efforts to have the registration statement declared effective within 120 days of the closing date. We filed the registration statement on Form S-1 with the SEC on July 25, 2011. If the registration statement is not declared effective within specified time periods, or upon the occurrence of certain other events that would prevent Shanghai Di Feng Investment Co. Ltd. from selling the acquired shares, Shanghai Di Feng Investment Co. Ltd. would be entitled to receive liquidated damages, up to certain maximums and other limitations, in cash equal to 1.5% of the purchase price for each share that at such time remains subject to resale restrictions.

ITEM 3.     Defaults Upon Senior Securities

Not Applicable.

ITEM 5.     Other Information

The Compensation Committee of the Company's Board of Directors (the “Compensation Committee”) reviewed the Company's compensatory arrangements with certain of its executive officers. To promote the retention of those executive officers, on July 20, 2011, the Compensation Committee approved a form of employment agreement and authorized the proper officers of the Company to enter into employment agreements with certain named executive officers. Accordingly, on August 2, 2011, the Company entered into employment agreements (the “Employment Agreements”), effective August 2, 2011, with each of the following named executive officers (each, an “Executive Officer”):

•	Reuben F. Richards, Jr. - EMCORE's Executive Chairman and Chairman of the Board;

•	Hong Q. Hou, Ph.D - EMCORE's Chief Executive Officer;

•	Mark Weinswig - EMCORE's Chief Financial Officer;

•	Christopher Larocca - EMCORE's Chief Operating Officer;

•	Charlie Wang, Ph.D - EMCORE's Executive Vice President, China Operations; and,

•	Monica Van Berkel - EMCORE's Chief Administration Officer.

The material terms and conditions of the Employment Agreements are described below.

At-Will Relationship. Each Employment Agreement provides that the Executive Officer's employment is “at-will” and may be terminated by the Executive Officer or the Company with or without cause, subject only to the severance obligations described below.

Annual Base Salary. The initial annual base salary is set out below for each Executive Officer:

•	Reuben F. Richards, Jr. - $450,444.75;

•	Hong Q. Hou, Ph.D - $450,444.75;

•	Mark Weinswig - $260,000;

•	Christopher Larocca - $260,000;

•	Charlie Wang, Ph.D - $230,000; and,

•	Monica Van Berkel - $222,500.

The base salary of each Executive Officer is to be determined annually by the Compensation Committee. The Company will review the Executive Officer's base salary annually and may, in its sole and absolute discretion, increase the Executive Officer's base salary; however, the Company may not decrease the Executive Officer's base salary below the initial base salary without the Executive Officer's prior consent. Except for the performance of Mr. Richards and Dr. Hou, whose performance will be reviewed by the Compensation Committee, the Chief Executive Officer of the Company will annually review each Executive Officer's performance and share such review with the Compensation Committee.

Bonus. Each Executive Officer is entitled to participate in any of the Company's annual bonus or pay-for-performance plans, provided that, in order to receive payment, the Executive Officer remains employed on the last day of the Company's fiscal year or the otherwise defined bonus/performance period.

Equity Incentive Awards. Each Executive Officer is eligible for equity awards under the Company's equity award plan covering senior executives, as in effect from time to time and as approved by the Compensation Committee. Equity awards will be governed by the terms of separate equity award agreements.

Other Benefits. Each Executive Officer is entitled to the same health insurance, 401(k) and other employee plans and benefits available to employees of the Company generally.

Severance Benefits upon Termination. If the Executive Officer's employment is terminated by the Company for “Cause” (as defined in the Employment Agreement) or by the Executive Officer without “Good Reason” (as defined in the Employment Agreement), then the Executive Officer will be entitled to his or her base salary through the termination date. If Executive Officer's employment is terminated as a result of his or her death, then the Company will pay Executive Officer's base salary through the date of such termination and provide the Executive Officer's spouse and dependent children continued health coverage for a period of twelve (12) months, subject to certain conditions.

If during the term of the Employment Agreement or within thirty-six (36) months of a “Change in Control” (as defined in the Employment Agreement) the Executive Officer's employment is terminated by the Company or its successor without “Cause” or by the Executive Officer for “Good Reason,” then in addition to payment of the Executive Officer's base salary through the termination date, the Executive Officer will be entitled to the following:

•
Continued payment of the Executive Officer's base salary for a period equal to (a) one (1) year, plus (b) two (2) weeks, plus (c) two (2) additional weeks for each whole year that the Executive Officer was employed by the Company.

•
Payment for the applicable premium cost for continued health coverage under COBRA for a period of up to eighteen (18) months following termination equal to the applicable premium cost for health coverage that the Company would have otherwise paid assuming the Executive Officer were an active employee during such time.

•	Standard outplacement services in a total amount generally not exceeding $15,000 per Executive Officer.

•
Acceleration and immediate vesting of all of the Executive Officer's equity awards (with certain exceptions) with all vested exercisable equity awards remaining exercisable for a period of three (3) years following termination (but no later than the applicable term expiration date specified in the applicable equity award agreement).

Benefit Limit. If any payment or benefit described above would constitute a parachute payment within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, then such payments or benefits will be limited as provided for in the Employment Agreement.

The foregoing descriptions of the Employment Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of the Employment Agreements for Executive Officers filed as Exhibits 10.3 to this Quarterly Report on Form 10-Q.

ITEM 6.	Exhibits

Exhibit Number	Description

4.1
Registration Rights Agreement between EMCORE Corporation and Shanghai Di Feng Investment Co. Ltd., dated April 26, 2011 (incorporated by reference to exhibit 4.1 to EMCORE's Current Report on Form 8-K filed on April 26, 2011)

10.1
Stock Purchase Agreement between EMCORE Corporation and Shanghai Di Feng Investment Co. Ltd., dated April 26, 2011 (incorporated by reference to exhibit 10.1 to EMCORE's Current Report on Form 8-K filed on April 26, 2011)

10.2*	Long-Term Supply Agreement between EMCORE Corporation and Space Systems/Loral, Inc., dated May 5, 2011 (Confidential treatment has been requested by EMCORE with respect to portions of this agreement)

10.3*	Employment Agreement entered into by EMCORE Corporation and Reuben F. Richards, Jr. as of August 2, 2011

10.4*	Employment Agreement entered into by EMCORE Corporation and Dr. Hong Q. Hou as of August 2, 2011

10.5*	Employment Agreement entered into by EMCORE Corporation and Mark B. Weinswig as of August 2, 2011

10.6*	Employment Agreement entered into by EMCORE Corporation and Mr. Christopher Larocca as of August 2, 2011

10.7*	Employment Agreement entered into by EMCORE Corporation and Dr. Charlie Wang as of August 2, 2011

10.8*	Employment Agreement entered into by EMCORE Corporation and Monica D. Van Berkel as of August 2, 2011

31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	August 4, 2011	By:	/s/ Hong Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2011	By:	/s/ Mark Weinswig
Mark Weinswig
Chief Financial Officer (Principal Financial and Accounting Officer)