Form 10-Q
period 2011-12-31
EMCORE CORP
filed 2012-02-14
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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

As of February 10, 2012, the number of shares outstanding of our no par value common stock totaled 94,083,764.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are largely based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates”, “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, "should", “targets”, “will”, "would", and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as updated by our subsequent periodic reports. These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

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
For The Quarterly Period Ended December 31, 2011

PART I.	Financial Information

ITEM 1.	Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended December 31, 2011 and 2010
(in thousands, except loss per share)
(unaudited)

	For the Three Months Ended December 31,
	2011	2010
Revenue	$37,451	$52,107
Cost of revenue	33,983	39,427
Gross profit	3,468	12,680
Operating expenses (income):
Selling, general, and administrative	7,480	8,264
Research and development	6,980	7,191
Flood-related losses	5,698	—
Flood-related insurance proceeds	(5,000)	—
Total operating expenses	15,158	15,455
Operating loss	(11,690)	(2,775)
Other income (expense):
Interest income	1	—
Interest expense	(130)	(258)
Foreign exchange gain (loss)	89	(335)
Loss from equity method investment	(960)	—
Change in fair value of financial instruments	105	(272)
Other expense	—	(5)
Total other expense	(895)	(870)
Loss before income tax expense	(12,585)	(3,645)
Foreign income tax expense on capital distributions	(1,644)	—
Net loss	$(14,229)	$(3,645)
Foreign exchange translation adjustment	401	106
Comprehensive loss	$(13,828)	$(3,539)
Per share data:
Net loss per basic share	$(0.15)	$(0.04)
Net loss per diluted share	$(0.15)	$(0.04)
Weighted-average number of basic shares outstanding	93,904	85,250
Weighted-average number of diluted shares outstanding	93,904	85,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of December 31, 2011 and September 30, 2011
(in thousands, except per share data)
(unaudited)

	As of	As of
	December 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$22,139	$15,598
Restricted cash	1,660	544
Accounts receivable, net of allowance of $3,245 and $3,332, respectively	25,732	34,875
Inventory	29,893	33,166
Prepaid expenses and other current assets	10,416	7,168
Total current assets	89,840	91,351
Property, plant, and equipment, net	42,733	46,786
Goodwill	20,384	20,384
Other intangible assets, net	5,405	5,866
Equity method investment	242	2,374
Other non-current assets, net of allowance of $3,434 and $3,641, respectively	4,710	3,537
Total assets	$163,314	$170,298
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$6,005	$17,557
Accounts payable	30,498	26,581
Warrant liability	496	601
Accrued expenses and other current liabilities	33,949	22,319
Total current liabilities	70,948	67,058
Asset retirement obligations	4,851	4,800
Other long-term liabilities	816	4
Total liabilities	76,615	71,862
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 200,000 shares authorized; 94,228 shares issued and 94,069 shares outstanding as of December 31, 2011; 94,084 shares issued and 93,925 shares outstanding as of September 30, 2011	715,154	713,063
Treasury stock, at cost; 159 shares	(2,083)	(2,083)
Accumulated other comprehensive income	1,313	912
Accumulated deficit	(627,685)	(613,456)
Total shareholders’ equity	86,699	98,436
Total liabilities and shareholders’ equity	$163,314	$170,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2011 and 2010
(in thousands)
(unaudited)

	For the Three Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(14,229)	$(3,645)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion expense	2,775	3,007
Stock-based compensation expense	2,180	1,122
Provision for doubtful accounts	(87)	64
Provision for product warranty	172	211
Provision for losses on inventory purchase commitments	908	—
Loss from equity method investment	960	—
Change in fair value of financial instruments	(105)	272
Loss on disposal of equipment	35	—
Flood-related losses	5,698	—
Total non-cash adjustments	12,536	4,676
Changes in operating assets and liabilities:
Accounts receivable	9,441	5,343
Inventory	(584)	314
Other assets	(2,549)	(138)
Accounts payable	3,693	531
Accrued expenses and other current liabilities	12,539	(2,652)
Total change in operating assets and liabilities	22,540	3,398
Net cash provided by operating activities	20,847	4,429
Cash flows from investing activities:
Purchase of equipment	(2,280)	(984)
Deposits on equipment orders	(1,133)	—
Investment in internally-developed patents	—	(188)
Dividend from unconsolidated affiliate	1,644	—
Increase in restricted cash	(1,116)	(1,049)
Net cash used in investing activities	(2,885)	(2,221)
Cash flows from financing activities:
Net proceeds from (payments on) borrowings from credit facilities	(11,551)	1,183
Financing cost related to issuance of credit facility	—	(534)
Proceeds from stock plans	29	30
Payments on capital lease obligations	—	(1)
Net cash provided by (used in) financing activities	(11,522)	678
Effect of exchange rate changes on foreign currency	101	217
Net increase in cash and cash equivalents	6,541	3,103
Cash and cash equivalents at beginning of period	15,598	19,944
Cash and cash equivalents at end of period	$22,139	$23,047
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$89	$78
Cash paid during the period for income taxes	$1,644	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements

NOTE 1.	Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2011 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

All significant intercompany accounts and transactions have been eliminated in consolidation. We are not the primary beneficiary of, nor do we hold a significant variable interest in, any variable interest entity. Certain prior period amounts have been reclassified to conform to the current period presentation.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. The accounting estimates that require our most significant, difficult, and/or subjective judgments include:

•	the valuation of inventory, goodwill, intangible assets, warrants, and stock-based compensation;

•	assessment of recovery of long-lived assets;

•	asset retirement obligations and litigation contingencies;

•	revenue recognition associated with the percentage of completion method;

•	the allowance for doubtful accounts and warranty accruals; and,

•	losses associated with the Thailand flood.

As previously disclosed, in October 2011 flood waters infiltrated the offices and manufacturing floorspace of our primary contract manufacturer's facility in Thailand and suspended all production. As a result, the manufacturing infrastructure that supported approximately 50% of our Fiber Optics segment revenue was destroyed. This has had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products in the near term. Our Photovoltaics segment was not affected by the Thailand floods. We are working closely with our contract manufacturer to identify all damaged assets of the Company. During the three months ended December 31, 2011, we recorded estimated flood-related losses associated with damaged inventory and equipment of approximately $3.9 million and $1.8 million, respectively. We continue to evaluate our preliminary estimates of flood-related losses, and in future quarters we may record additional adjustments for damaged inventory and equipment. We have designated our accounting policy related to estimating losses associated with the Thailand flood as a critical accounting policy effective during the three months ended December 31, 2011. See Footnote 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations.

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

Liquidity and Capital Resources

Historically, we have consumed cash from operations and incurred significant net losses. We have managed our liquidity position through a series of cost reduction initiatives, borrowings under our credit facility, capital markets transactions, and the sale of assets.

As of December 31, 2011, cash and cash equivalents totaled $22.1 million and working capital totaled $18.9 million. Working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the three months ended December 31, 2011, we incurred a net loss of approximately $14.2 million. Net cash provided by operating activities totaled $20.8 million which was primarily due to an increase in customer deposits of approximately $9.7 million and the reduction of accounts receivable of approximately $9.4 million.

With respect to measures taken to improve liquidity:

•
In November 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank (Wells Fargo). The credit facility provides us with a revolving credit of up to $35 million through November 2013 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility was initially secured by the Company's accounts receivables and inventory assets and was subject to a borrowing base formula based on the Company's eligible accounts receivable and inventory accounts. On December 21, 2011, we signed an amendment to our credit facility that increased our eligible borrowing base by up to $10 million by adding to the borrowing base formula 85% of the appraised value of the Company's equipment and 50% of the appraised value of the Company's real estate. In addition, Wells Fargo reduced our restrictions under the excess availability financial covenant requirement from $7.5 million to $3.5 million through December 2012. The interest rate on outstanding borrowings was increased to LIBOR rate plus four percent. We now expect at least 70% of the total amount of credit under the credit facility to be available for use based on the revised borrowing base formula during fiscal 2012. The credit facility will return to its previous agreement terms on the earlier of (i) December 31, 2012, or (ii) the date that we receive insurance proceeds of not less than $30.0 million in the aggregate applicable to the flooding of our primary contract manufacturer in Thailand.

Our credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, minimum tangible net worth and EBITDA covenants and limitations on liens and certain additional indebtedness and guarantees. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement of $7.5 million prior to the amendment, and $3.5 million following the amendment, the other covenants are not required to be met. As of December 31, 2011, we were in compliance with the financial covenants contained in the credit facility.

Our credit facility also contains certain events of default, including a subjective acceleration clause. Under this clause, Wells Fargo may declare an event of default if it believes in good faith that our ability to pay all or any portion of its indebtedness with Wells Fargo or to perform any of its material obligations under the credit facility has been impaired, or if it believes in good faith that there has been a material adverse change in the business or financial condition of the Company. If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the credit facility, cease making advances under the credit facility or take possession of the Company's assets that secure its obligations under the credit facility. We do not anticipate at this time any change in the business or financial condition of the Company that could be deemed a material adverse change by Wells Fargo. Wells Fargo has confirmed that they do not consider the flooding at our contract manufacturer's facility to be a material adverse change in the business or financial condition of the Company.

•
In August 2011, we entered into a committed equity line financing facility (equity facility) with Commerce Court Small Cap Value Fund, Ltd. (Commerce Court) whereby Commerce Court has committed, upon issuance of a draw-down request by us, to purchase up to $50 million worth of our common stock over a two-year period, subject to our common stock trading above $1 per share during the draw down period, unless a waiver is received. As of December 31, 2011, there have been no draw down transactions completed under this equity facility.

•
In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer will purchase equipment to rebuild our affected manufacturing lines. We agreed to reimburse our contract manufacturer using insurance proceeds that we expect to receive. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds.

•	During the three months ended December 31, 2011:

◦
We signed agreements with certain customers related to our Fiber Optics segment pursuant to which they will receive an allocation of our finished goods inventory that was not damaged by the Thailand flood, as well as a percentage of future output from our new production lines being placed into service during fiscal 2012. As consideration, we received $6.4 million through December 31, 2011 as partial prepayments for future product shipments. These advanced payments will be used to support our working capital requirements and purchases of manufacturing equipment.

◦
We claimed damages and received proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds during the three months ended December 31, 2011.

◦	We also received a deposit totaling $3.3 million from our Suncore joint venture related to an $11.0 million order for terrestrial CPV solar cells.

We believe that our existing balances of cash and cash equivalents, the agreement with our contract manufacturer to delay payment terms and purchase equipment on our behalf, benefits expected from insurance proceeds, and amounts expected to be available under our credit and equity facilities will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.

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

There have been no recent accounting pronouncements or changes in accounting pronouncements since September 30, 2011 that are of significance or potential significance to us. We believe the impact of recently issued accounting standards that are not yet effective will not have a material impact on our consolidated financial position, results of operations, or cash flows upon adoption.

NOTE 3.	Fair Value Accounting

ASC 820, Fair Value Measurements and Disclosures, establishes a valuation hierarchy for disclosure of the inputs to valuation techniques used to measure fair value. This standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table lists our financial assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurement
(in thousands)	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
As of December 31, 2011
Assets:
Cash	$22,139	—	—	$22,139
Restricted cash	$1,660	—	—	$1,660
Liabilities:
Warrants	—	$496	—	$496
As of September 30, 2011
Assets:
Cash	$15,598	—	—	$15,598
Restricted cash	$544	—	—	$544
Liabilities:
Warrants	—	$601	—	$601

Cash consists primarily of bank deposits and occasionally highly liquid short-term investments with a maturity of three months or less at the time of purchase.

Restricted cash represents temporarily restricted deposits held as compensating balances against short-term borrowing arrangements as well as customer deposits held with restrictions on use.

As of December 31, 2011 and September 30, 2011, warrants representing 3,000,003 shares of our common stock were outstanding. All of our warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to effect a mandatory exercise of each warrant.

The carrying amounts of accounts receivable, prepaid expenses and other current assets, borrowings under our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

Impairment tests related to our goodwill and long-lived assets involves comparing fair value to carrying amount. See Footnote 7 - Intangible Assets for additional disclosures related to our asset impairment tests performed during the three months ended December 31, 2011.

NOTE 4.	Accounts Receivable

The components of accounts receivable consisted of the following:

(in thousands)	As of December 31, 2011	As of September 30, 2011

Accounts receivable	$26,291	$33,938
Accounts receivable – unbilled	2,686	4,269
Accounts receivable, gross	28,977	38,207
Allowance for doubtful accounts	(3,245)	(3,332)
Accounts receivable, net	$25,732	$34,875

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

As of December 31, 2011 and September 30, 2011, we had $2.3 million and $3.3 million, respectively, of accounts receivable recorded using the percentage of completion method. Of these amounts, $0.3 million was invoiced and $2.0 million was unbilled as of of December 31, 2011; and, $1.3 million was invoiced and $2.0 million was unbilled as of September 30, 2011.

NOTE 5.	Inventory

The components of inventory consisted of the following:

(in thousands)	As of December 31, 2011	As of September 30, 2011

Raw materials	$14,731	$13,799
Work in-process	6,156	7,129
Finished goods	9,006	12,238
Inventory	$29,893	$33,166

During the three months ended December 31, 2011, we recorded estimated flood-related losses associated with damaged inventory of approximately $3.9 million. See Footnote 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations.

NOTE 6.	Property, Plant, and Equipment

The components of property, plant, and equipment consisted of the following:

(in thousands)	As of December 31, 2011	As of September 30, 2011

Land	$1,502	$1,502
Building and improvements	19,739	19,904
Equipment	9,234	12,656
Furniture and fixtures	48	51
Computer hardware and software	1,147	1,041
Leasehold improvements	4,370	4,631
Construction in progress	6,693	7,001
Property, plant, and equipment, net	$42,733	$46,786

During the three months ended December 31, 2011, we recorded estimated flood-related losses associated with damaged equipment of approximately $1.8 million. Equipment under capital lease totaling $1.9 million as of September 30, 2011 was also damaged by the Thailand flood and written off against our outstanding capital lease obligation. See Footnote 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations.

NOTE 7.	Intangible Assets

The following table sets forth changes in the carrying value of intangible assets by reporting segment:

(in thousands)	As of December 31, 2011			As of September 30, 2011
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Fiber Optics:
Core Technology	$13,872	$(11,141)	$2,731	$13,872	$(10,862)	$3,010
Customer Relations	3,511	(2,137)	1,374	3,511	(2,071)	1,440
Patents	4,697	(4,299)	398	4,697	(4,265)	432
	22,080	(17,577)	4,503	22,080	(17,198)	4,882
Photovoltaics:
Patents	2,279	(1,377)	902	2,279	(1,295)	984
Total	$24,359	$(18,954)	$5,405	$24,359	$(18,493)	$5,866

Amortization expense related to intangible assets is included in sales, general, and administrative expense on our statement of operations. Based on the carrying amount of our intangible assets as of December 31, 2011, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense
(in thousands)
Nine months ended September 30, 2012	$1,304
Fiscal year ended September 30, 2013	1,513
Fiscal year ended September 30, 2014	1,262
Fiscal year ended September 30, 2015	663
Fiscal year ended September 30, 2016	663
Thereafter	—
Total	$5,405

Impairment Testing
As of December 31, 2011, we performed an impairment test of long-lived assets within our Fiber Optics segment and we determined that no impairment existed. The impairment test was triggered by a change in long-term financial and cash flow forecasts due to the adverse impact the Thailand flood has had on our operations. See Footnote 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations. In making this determination, we used certain assumptions, including estimates of future cash flows expected to be generated by these long-lived assets, which are based on additional assumptions such as asset utilization, expected length of service from the assets, and estimated salvage values. If we are unable to achieve projected cash flows, we may be required to perform additional impairment tests of our remaining long-lived assets which may result in the recording of impairment charges.

NOTE 8.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of December 31, 2011	As of September 30, 2011

Compensation	$5,193	$4,222
Warranty	4,278	4,158
Termination fee	2,775	2,775
Professional fees	941	489
Royalty	1,614	1,627
Advanced payments	13,995	2,753
Self insurance	1,228	1,048
Capital lease obligations	5	1,279
Income and other taxes	1,217	1,269
Loss on sale contracts	477	480
Severance and restructuring accruals	374	405
Loss on inventory purchase commitments	908	—
Litigation settlements	—	1,445
Other	944	369
Accrued expenses and other current liabilities	$33,949	$22,319

Advanced payments - During the three months ended December 31, 2011, we signed agreements with certain customers related to our Fiber Optics segment pursuant to which they will receive an allocation of our finished goods inventory that was not damaged by the Thailand flood, as well as a percentage of future output from our new production lines being placed into service during fiscal 2012. As consideration, we received $6.4 million through December 31, 2011 as partial prepayments for future product shipments. These advanced payments will be used to support our working capital requirements and purchases of manufacturing equipment. During the quarter, we also received a deposit totaling $3.3 million from our Suncore joint venture related to an $11.0 million order for terrestrial CPV solar cells.

Capital lease obligations - Equipment under capital lease was damaged by the Thailand flood and written off against our outstanding capital lease obligation.

Severance and restructuring accruals - Our restructuring-related accrual specifically relates to non-cancelable obligations associated with an abandoned leased facility.

The following table summarizes the changes in the severance and restructuring-related accrual accounts:

Severance and Restructuring Accruals (in thousands)	Severance-related accruals	Restructuring-related accruals	Total
Balance as of September 30, 2011	$5	$400	$405
Expense charge to accrual	48	29	77
Payments on accrual	(53)	(55)	(108)
Balance as of December 31, 2011	$—	$374	$374

Loss on inventory purchase commitments - Management identified $0.9 million of inventory on order related to manufacturing product lines that were destroyed by the Thailand flood and will not be replaced. This expense was recorded within cost of revenue on our statement of operations.

See Footnote 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations.

NOTE 9.	Flood-related Losses

As previously disclosed, in October 2011 flood waters infiltrated the offices and manufacturing floorspace of our primary contract manufacturer's facility in Thailand and suspended all production. The areas used to manufacture our fiber optic products and our process and test equipment were submerged in flood water that was several feet deep for more than a month. As a result, the manufacturing infrastructure that supported approximately 50% of our Fiber Optics segment revenue was destroyed. This has had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products in the near term. Our Photovoltaics segment was not affected by the Thailand floods.

We are evaluating the flooding situation in Thailand on an ongoing basis. Production capabilities for three major product lines were impacted. These include (i) telecom products, such as tunable lasers and our high-volume tunable XFP line (our low-volume TXFP production line is located in the U.S. and continues to produce products), (ii) cable television (CATV) laser components and transmitters, and (iii) other legacy products. Over the past several months, we have been developing and implementing alternative manufacturing plans in our own facilities in China and the U.S. to meet our customers' short-term demands. Concurrently, we have been focusing on rebuilding the high-volume production infrastructure for impacted product lines at other locations owned by our primary contract manufacturer in Thailand, as well as our own manufacturing facility in China. Our focus during the rebuild is on a quick recovery and strategies to better configure the equipment for efficiency, reduce our cost structure, and provide manufacturing diversification.

The equipment we used at the Thailand facility was highly sophisticated and complex. In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer will purchase equipment to rebuild our affected manufacturing lines. We agreed to reimburse our contract manufacturer using insurance proceeds that we expect to receive. Purchase orders have been issued to replace the damaged process and test equipment and new equipment is now being received. We are making significant progress and the rebuild plan is on schedule. Between our own facilities and those of our contract manufacturer, we expect the rebuild of our CATV production line to be completed by the end of March 2012 and the rebuild of our telecom-related production line to be completed before the end of May 2012.

We are working closely with customers on our recovery manufacturing plan to align with their needs. Our ability and the time required to recommence operations will be affected by the extended lead-time required to replace damaged equipment and complete customer product qualifications. Gross margins will continue to be negatively impacted in subsequent quarters until we are able to substantially restore operations, the supply chain infrastructure is re-established, and we regain any lost market share. The flooding may delay or adversely impact our development and introduction of new fiber optics-related products and technologies. Delays in implementing new technologies and introducing new products may reduce our revenue and adversely affect our consolidated results of operations even after operations are restored.

Instead of completely rebuilding all flood-damaged manufacturing lines in Thailand, management has decided to realign the Company's fiber optics product portfolio and focus on business areas with strong technology differentiation and growth opportunities. Management identified $0.9 million of inventory on order related to manufacturing product lines that were destroyed by the Thailand flood and will not be replaced. This expense was recorded within cost of revenue on our statement of operations.

A significant portion of our finished goods inventory was moved to the second floor of the Thailand facility before the flood waters reached the manufacturing floor. This has allowed us to serve the near term demands of our customers. Our major focus is to work with our customers to meet their near term needs and to ascertain that the demand will still be there for our products when we are back to full capacity. During the three months ended December 31, 2011, we signed agreements with certain customers related to our Fiber Optics segment pursuant to which they will receive an allocation of our finished goods inventory that was not damaged by the Thailand flood, as well as a percentage of future output from our new production lines being placed into service during fiscal 2012. As consideration, we received $6.4 million through December 31, 2011 as partial prepayments for future product shipments. These advanced payments will be used to support our working capital requirements and purchases of manufacturing equipment.

We are working closely with our contract manufacturer to identify all flood-damaged assets of the Company. During the three months ended December 31, 2011, we recorded estimated flood-related losses associated with damaged inventory and equipment of approximately $3.9 million and $1.8 million, respectively. Equipment under capital lease totaling $1.9 million as of September 30, 2011 was also damaged by the Thailand flood and written off against our outstanding capital lease obligation. We continue to evaluate our preliminary estimates of flood-related losses, and in future quarters we may record additional adjustments for damaged inventory and equipment.

Our contract manufacturer is required under its production agreement with us to reimburse us for losses to inventory and equipment incurred while at their facility. We are working with our contract manufacturer (and our contract manufacturer's insurance carrier) to receive insurance proceeds to cover the direct damages to our assets that were impacted by the flood. We are not a named beneficiary of our contract manufacturer's insurance policy. The timing and amounts of the recovery from the contract manufacturer, including insurance proceeds, are uncertain at this time. Insurance recoveries related to inventory and equipment destroyed by the Thailand flood will be recognized to the extent when they become probable and realized. Additionally, we also claimed damages and received proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds during the three months ended December 31, 2011. No additional business interruption insurance proceeds associated with this event are anticipated.

NOTE 10.	Credit Facility

In November 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank (Wells Fargo). The credit facility provides us with a revolving credit of up to $35 million through November 2013 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility was initially secured by the Company's accounts receivables and inventory assets and was subject to a borrowing base formula based on the Company's eligible accounts receivable and inventory accounts. On December 21, 2011, we signed an amendment to our credit facility that increased our eligible borrowing base by up to $10 million by adding to the borrowing base formula 85% of the appraised value of the Company's equipment and 50% of the appraised value of the Company's real estate. In addition, Wells Fargo reduced our restrictions under the excess availability financial covenant requirement from $7.5 million to $3.5 million through December 2012. The interest rate on outstanding borrowings was increased to LIBOR rate plus four percent. We now expect at least 70% of the total amount of credit under the credit facility to be available for use based on the revised borrowing base formula during fiscal 2012. The credit facility will return to its previous agreement terms on the earlier of (i) December 31, 2012, or (ii) the date that we receive insurance proceeds of not less than $30.0 million in the aggregate applicable to the flooding of our primary contract manufacturer in Thailand. See Footnote 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations.

Our credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, minimum tangible net worth and EBITDA covenants and limitations on liens and certain additional indebtedness and guarantees. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement of $7.5 million prior to the amendment, and $3.5 million following the amendment, the other covenants are not required to be met. As of December 31, 2011, we were in compliance with the financial covenants contained in the credit facility.

Our credit facility also contains certain events of default, including a subjective acceleration clause. Under this clause, Wells Fargo may declare an event of default if it believes in good faith that our ability to pay all or any portion of its indebtedness with Wells Fargo or to perform any of its material obligations under the credit facility has been impaired, or if it believes in good faith that there has been a material adverse change in the business or financial condition of the Company. If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the credit facility, cease making advances under the credit facility or take possession of the Company's assets that secure its obligations under the credit facility. We do not anticipate at this time any change in the business or financial condition of the Company that could be deemed a material adverse change by Wells Fargo. Wells Fargo has confirmed that they do not consider the flooding at our contract manufacturer's facility to be a material adverse change in the business or financial condition of the Company.

As of December 31, 2011, we had a $6.0 million LIBOR rate loan outstanding, with an interest rate of 3.625%, and approximately $2.6 million reserved for eight outstanding stand-by letters of credit under the credit facility. We paid off the outstanding loan with cash on hand on January 6, 2012.

NOTE 11.	Income Taxes

During the three months ended December 31, 2011, there were no material increases or decreases in unrecognized tax benefits and we do not anticipate any material increases or decreases in the amounts of unrecognized tax benefits over the next twelve months. As of December 31, 2011, we had approximately $198,000 of interest and penalties accrued as tax liabilities on our balance sheet.

During the three months ended December 31, 2011, we incurred $1.6 million of foreign income tax expense associated with (i)a $14.8 million deemed capital distribution from our Suncore joint venture which was immediately reinvested back into Suncore and (ii) a cash dividend of $1.6 million from Suncore which was distributed to offset our foreign income tax obligation that was incurred. No tax expense was incurred during the three months ended December 31, 2010. See Footnote 15 - Suncore Joint Venture for additional disclosures related to this foreign income tax expense.

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

Leases
We lease certain land, facilities, and equipment under non-cancelable operating leases. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.7 million and $0.6 million for the three months ended December 31, 2011 and 2010, respectively.

Estimated future minimum lease payments under non-cancelable operating leases with an initial or remaining term of one year or more as of December 31, 2011 are as follows:

Estimated Future Minimum Lease Payments (in thousands)	Operating Leases
Nine months ended September 30, 2012	$930
Fiscal year ended September 30, 2013	889
Fiscal year ended September 30, 2014	182
Fiscal year ended September 30, 2015	182
Fiscal year ended September 30, 2016	120
Thereafter	2,549
Total minimum lease payments	$4,852

In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer will purchase equipment to rebuild our affected manufacturing lines. We agreed to reimburse our contract manufacturer using insurance proceeds that we expect to receive. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds.

Asset Retirement Obligations
We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. During the three months ended September 30, 2011, we completed a review of our asset retirement and environmental obligations and we recorded a long-term liability totaling $4.8 million. We increased the carrying amount of our long-lived assets by the same amount as the asset retirement obligation. The fair value was estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 5.78%. Our asset retirement obligations include assumptions related to renewal option periods for those facilities where we expect to extend lease terms. In future periods, the asset retirement obligation is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment will be recorded to both the asset retirement obligation and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. No liabilities associated with asset retirements were settled during the three months ended December 31, 2011. Accretion expense of $51,000 was recorded during the three months ended December 31, 2011.

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

b) Avago-related Litigation

On December 5, 2008, we were served with a complaint by Avago Technologies filed in the United States District Court for the Northern District of California, San Jose Division alleging infringement of two patents by our VCSEL products. (Avago Technologies Singapore et al., EMCORE Corporation, et al., Case No.: C08-5394 EMC) (the "N.D. CA Patent Case”). We intend to vigorously defend against the allegations in the N.D. CA Patent Case.

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

On September 25, 2009, the court issued an order consolidating both the Prissert and Mueller class actions into one consolidated proceeding, but denied plaintiffs motions for appointment of a lead plaintiff or lead plaintiff's counsel. On July 15, 2010, the court appointed IBEW Local Union No. 58 Annuity Fund to serve as lead plaintiff (“IBEW”), but denied, without prejudice, IBEW's motion to appoint lead counsel. On August 24, 2010, IBEW filed a renewed motion for appointment as lead plaintiff and for approval of its selection of counsel. IBEW filed a renewed motion for appointment of counsel on May 13, 2011 which we did not oppose. By Order dated September 30, 2011, the court appointed counsel to act on behalf of the purported class.

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

On March 11, 2009, Plaintiff Gary Thomas filed a second purported shareholder derivative action (the “Thomas Derivative Action”; together with the Stearns Derivative Action, the “Derivative Actions”) in the U.S. District Court for the District of New Mexico against the Company and certain of the Individual Defendants (Gary Thomas, derivatively on behalf of EMCORE Corporation v. Thomas J. Russell, Robert Bogomolny, Charles Scott, John Gillen, Reuben F. Richards, Jr., Hong Q. Hou, and EMCORE Corporation, Case No. 1.09-cv-00236, (D.N.M.)). The Thomas Derivative Action makes substantially the same allegations as the Stearns Derivative Action and seeks essentially the same relief.

The Stearns Derivative Action and the Thomas Derivative action have been consolidated before a single judge in Somerset County, New Jersey, and have been stayed pending resolution of the Class Actions.

On November 14, 2011, the plaintiffs filed a Consolidated Amended Complaint, again alleging violations of the federal securities laws arising out of the Company's disclosure regarding its customer GGE and the associated backlog of GGE orders with the Company's Photovoltaics business segment (the “Amended Complaint”). The Amended Complaint seeks, among other things, an unspecified amount of compensatory damages and other costs and expenses associated with the maintenance of the action. The Amended Complaint again names the Company and the Individual Defendants, with the exception of former officer and director Thomas Werthan. On January 9, 2012, EMCORE filed a motion to dismiss the Amended Complaint. Plaintiffs' response is due February 23, 2012.

We intend to vigorously defend against the allegations of both the Class Actions and the Derivative Actions.

NOTE 13.	Equity

We provide long-term incentives to eligible officers, directors, and employees in the form of stock-based awards.  We maintain two equity incentive compensation plans: the 2000 Stock Option Plan, or the 2000 Plan, and the 2010 Equity Incentive Plan, or the 2010 Equity Plan and, together with the 2000 Plan, the Stock Plans. We have also proposed for shareholder approval at our Annual Meeting to be held on March 9, 2012, a 2012 Equity Incentive Plan,which is described in our proxy statement filed with the SEC on January 27, 2012. The 2000 Plan expired in February 2010 and no additional shares are available for grant under this plan. We issue new shares of common stock to satisfy awards issued under our Stock Plans. The total number of stock-based awards that may be granted under the 2010 Equity Plan is 7,000,000 stock-based awards.

Stock Options
Most of our stock options vest and become exercisable over four to five years and have a contractual life of ten years. Certain stock options awarded are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following tables summarize the activity related to stock options under the Stock Plans:

Stock Option Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2011	9,036,788	$4.44	6.43
Granted	20,250	$1.00
Exercised	—	—
Forfeited	(114,475)	$2.61
Cancelled	(75,299)	$3.81
Outstanding as of December 31, 2011	8,867,264	$4.46	6.11
Exercisable as of December 31, 2011	6,024,783	$5.24	5.36
Vested and expected to vest as of December 31, 2011	8,527,526	$4.56	6.03

As of December 31, 2011, there was approximately $3.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Stock Plans which is expected to be recognized over an estimated weighted average life of 1.9 years.

Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. There were no stock options exercised during the three months ended December 31, 2011. The intrinsic value related to fully vested and expected to vest stock options as of December 31, 2011 was approximately $5,300. The intrinsic value related to exercisable stock options as of December 31, 2011 was approximately $2,700.

Restricted Stock
Restricted stock awards (RSAs) and restricted stock units (RSUs) granted under the 2010 Equity Plan typically vest over three years and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. RSAs are considered issued and outstanding shares on the grant date and have the same dividend and voting rights as other common stock. RSUs are not considered issued or outstanding common stock. There were no vested RSAs or RSUs as of December 31, 2011.

The following table summarizes the activity related to RSAs and RSUs under the 2010 Equity Plan:

Restricted Stock Activity	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2011	1,642,600	$1.45	1,232,190	$1.55
Granted	—	—	2,919,465	$0.96
Vested	—	—	—	—
Cancelled	(48,600)	$1.42	(59,650)	$1.34
Non-vested as of December 31, 2011	1,594,000	$1.45	4,092,005	$1.53

Restricted stock awards: As of December 31, 2011, there was approximately $1.3 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 2.0 years.

Restricted stock units: As of December 31, 2011, there was approximately $3.5 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.8 years. Of the 4.1 million outstanding non-vested RSUs, approximately 3.5 million RSUs are expected to vest and have an aggregate intrinsic value of approximately $3.0 million and a weighted average remaining contractual term of 1.4 years. The 4.1 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $3.5 million and a weighted average remaining contractual term of 1.5 years.

Stock Option Valuation Assumptions
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions. The option-pricing model requires the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2011 and 2010 was $0.77 and $0.76, respectively.

Black-Scholes Weighted Average Assumptions	For the Three Months Ended December 31,
	2011	2010
Expected dividend yield	—%	—%
Expected stock price volatility	106.1%	98.1%
Risk-free interest rate	0.9%	1.3%
Expected term (in years)	5.0	4.9

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense (in thousands, except per share data)	For the Three Months Ended December 31,
	2011	2010
Stock-based compensation expense by award type:
Employee stock options	$1,047	$682
Restricted stock awards and units	575	—
Employee stock purchase plan	224	135
401(k) match in common stock	230	233
Outside director fees	104	72
Total stock-based compensation expense	$2,180	$1,122
Stock-based compensation expense by expense category:
Cost of revenue	$476	$216
Selling, general, and administrative	1,013	631
Research and development	691	275
Total stock-based compensation expense	$2,180	$1,122
Net effect on net loss per basic and diluted share	$(0.02)	$(0.01)

Loss Per Share. Our loss per share amounts were calculated by dividing net loss applicable to common stock by the weighted average number of common stock shares outstanding for the period and it is presented in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three months ended December 31, 2011 and 2010, stock options representing 8,867,264 and 9,154,082 shares of common stock, respectively, and warrants representing 3,000,003 shares of common stock were excluded from the computation of diluted earnings per share since we incurred a net loss for these periods and any effect would have been anti-dilutive.

Future Issuances

As of December 31, 2011, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
For future exercise of outstanding stock options	8,867,264
For future issuances to employees under the employee stock purchase plan	2,120,760
For future stock-based awards under the 2010 Equity Plan	376,345
For future exercise of warrants	3,000,003
For future issuance under the officer and director share purchase plan	428,883
Total reserved	14,793,255

Reverse Stock Split

See Footnote 16 - Subsequent Event for disclosures related to our recently announced reverse stock split.

NOTE 14.	Segment Data and Related Information

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

The following table set forth the revenue and percentage of total revenue attributable to each of our reporting segments.

Segment Revenue	For the Three Months Ended December 31,
(in thousands, expect percentages)	2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue
Fiber Optics revenue	$18,303	48.9%	$31,452	60.4%
Photovoltaics revenue	19,148	51.1%	20,655	39.6%
Total revenue	$37,451	100.0%	$52,107	100.0%

The following table sets forth consolidated revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

Geographic Revenue	For the Three Months Ended December 31,
(in thousands, expect percentages)	2011		2010
	Revenue	% of Revenue	Revenue	% of Revenue
United States	$22,568	60.3%	$35,076	67.3%
Asia	4,861	13.0%	7,321	14.0%
Europe	4,301	11.5%	2,491	4.8%
Other	5,721	15.2%	7,219	13.9%
Total revenue	$37,451	100.0%	$52,107	100.0%

As previously disclosed, in October 2011 flood waters infiltrated the offices and manufacturing floorspace of our primary contract manufacturer's facility in Thailand and suspended all production. As a result, the manufacturing infrastructure that supported approximately 50% of our Fiber Optics segment revenue was destroyed. This has had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products in the near term. Our Photovoltaics segment was not affected by the Thailand floods. See Footnote 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations.

Revenue from one customer of the Photovoltaics segment represented 15% of our consolidated revenue for the three months ended December 31, 2011. We do not expect revenue from this customer to exceed 10% of our consolidated revenue on a going forward basis. During the three months ended December 31, 2010, Loral Space & Communications (a customer associated with our Photovoltaics segment) and Aurora Networks (a customer associated with our Fiber Optics segment) represented 12% and 10%, respectively, of total consolidated revenue.

The following table sets forth operating income (loss) attributable to each of our reporting segments.

Statement of Operations Data (in thousands)	For the Three Months Ended December 31,
	2011	2010
Fiber Optics operating loss	$(11,193)	$(4,590)
Photovoltaics operating income (loss)	(497)	1,815
Total operating loss	$(11,690)	$(2,775)

The following table sets forth our depreciation, amortization, and accretion expenses attributable to each of our reporting segments.

Depreciation, Amortization, and Accretion Expense (in thousands)	For the Three Months Ended December 31,
	2011	2010
Fiber Optics segment	$1,656	$1,663
Photovoltaics segment	1,119	1,344
Total depreciation, amortization, and accretion expense	$2,775	$3,007

Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of our reporting segments.

Long-lived assets	As of December 31, 2011	As of September 30, 2011
(in thousands)
Fiber Optics segment	$22,454	$26,483
Photovoltaics segment	45,053	45,545
Corporate division (unallocated)	1,015	1,007
Long-lived assets	$68,522	$73,035

As of December 31, 2011 and September 30, 2011, approximately 94% and 93% of our long-lived assets were located in the United States.

NOTE 15.	Suncore Joint Venture

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

Initially, the total registered capital of Suncore was $30 million, of which San'an contributed $18 million in cash and EMCORE contributed $12 million in cash. During the three months ended December 31, 2011, Suncore increased their registered capital by recording a deemed capital distribution of $37.0 million which was distributed and reinvested in proportion to each entity's registered capital. San'an was allocated 60% of the deemed capital distribution, or $22.2 million, and EMCORE was allocated 40%, or $14.8 million. During this same period, Suncore also recorded a cash dividend of approximately $4.1 million in proportion to each entity's registered capital of which San'an received $2.5 million and EMCORE received $1.6 million. EMCORE incurred a 10% foreign income tax of approximately $1.6 million associated with these capital distributions which is disclosed under the caption foreign income tax expense on capital distributions on our statement of operations. EMCORE's cash dividend was equal to the foreign income tax expense incurred on these capital distributions.

In August 2011, we signed a solar rooftop CPV development agreement with our Suncore joint venture pursuant to which we will collaborate on the development and application of the current 500X and next-generation 1000X rooftop CPV systems. In summary, Suncore agreed to purchase joint ownership rights to rooftop CPV intellectual property and reimburse us 50% of all research and development costs incurred related to rooftop CPV solutions in exchange for joint ownership rights to the newly developed intellectual property. In addition, Suncore agreed to pay us a development fee of 20% on research and development costs billed to Suncore with a maximum development fee payout of approximately $0.2 million. During the three months ended December 31, 2011, we billed Suncore approximately $0.3 million for research and developments costs and recognized $0.1 million in development fees.

Pursuant to the joint venture agreement, San'an and EMCORE share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore. We continue to hold a 40% registered ownership in Suncore and EMCORE's proportionate share of Suncore's loss for the three months ended December 31, 2011 totaled $1.0 million. We recorded the Suncore cash dividend of $1.6 million as a reduction in our investment in Suncore. As of December 31, 2011, our net investment in Suncore totaled $0.2 million.

NOTE 16.	Subsequent Event

On January 27, 2012, we announced that the Company's Board of Directors approved a four-to-one reverse stock split of EMCORE common stock, a right that was approved by EMCORE's shareholders at the Company's June 14, 2011 Annual Meeting. The reverse stock split will become effective following the filing of an amendment to EMCORE's corporate charter.
We have set February 15, 2012 as the record date for the reverse stock split and anticipate that the EMCORE common stock will begin trading on the NASDAQ Global Market on a split adjusted basis at the opening of trading on February 16, 2012. When the reverse stock split becomes effective, every four shares of issued and outstanding EMCORE common stock will be automatically combined into one issued and outstanding share of common stock without any change in the no par value per share or rights and preferences of our common stock. This will reduce the number of issued and outstanding shares of EMCORE common stock from approximately 94.1 million to approximately 23.5 million. No fractional shares will be issued in connection with the reverse stock split. Furthermore, proportional adjustments will be made to the Company's stock options, warrants and other securities, entitling their holders to purchase shares of EMCORE common stock. The number of authorized shares of our common stock will also be proportionally reduced from 200 million to 50 million. The change in the number of shares will be applied retroactively in our consolidated financial statements following the record date.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included in Financial Statements under Item 1 within this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as updated by our subsequent periodic reports. These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

Business Overview

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

Our headquarters and principal executive offices are located at 10420 Research Road, SE, Albuquerque, New Mexico, 87123, and our main telephone number is (505) 332-5000. For specific information about us, our products or the markets we serve, please visit our website at http://www.emcore.com. The information contained in or linked to our website is not a part of, nor incorporated by reference into, this Quarterly Report on Form 10-Q or a part of any other report or filing with the Securities and Exchange Commission (SEC).

As previously disclosed, in October 2011 flood waters infiltrated the offices and manufacturing floorspace of our primary contract manufacturer's facility in Thailand and suspended all production. As a result, the manufacturing infrastructure that supported approximately 50% of our Fiber Optics segment revenue was destroyed. This has had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products in the near term. Our Photovoltaics segment was not affected by the Thailand floods. See Footnote 9 - Flood-related Losses in the notes to the consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue.

Statement of Operations	For the Three Months Ended December 31,
	2011	2010
Revenue	100.0%	100.0%
Cost of revenue	90.7	75.7
Gross profit	9.3	24.3
Operating expenses (income):
Selling, general, and administrative	20.0	15.9
Research and development	18.6	13.8
Flood-related losses	15.2	—
Flood-related insurance proceeds	(13.3)	—
Total operating expenses	40.5	29.7
Operating loss	(31.2)	(5.4)
Other income (expense):
Interest income	—	—
Interest expense	(0.3)	(0.5)
Foreign exchange gain (loss)	0.2	(0.6)
Loss from equity method investment	(2.6)	—
Change in fair value of financial instruments	0.3	(0.5)
Other expense	—	—
Total other expense	(2.4)	(1.6)
Loss before income tax expense	(33.6)	(7.0)
Foreign income tax expense on capital distributions	(4.4)	—
Net loss	(38.0)%	(7.0)%

Comparison of financial results for the three months ended December 31, 2011 and 2010

Revenue:

(in thousands, except percentages)	For the Three Months Ended December 31,
	2011	2010	$ Change	% Change
Fiber Optics revenue	$18,303	$31,452	$(13,149)	(41.8)%
Photovoltaics revenue	19,148	20,655	(1,507)	(7.3)%
Total revenue	$37,451	$52,107	$(14,656)	(28.1)%

Fiber Optics Revenue
Our Fiber Optics segment offers optical components, subsystems, and systems for high-speed data and telecommunications, cable television (CATV), and fiber-to-the-premises (FTTP) networks within the following two distinct product lines:

•	Broadband products, which includes cable television products, fiber-to-the-premises products, satellite communication products, and defense and homeland security products; and,

•
Digital products, which include telecom optical products, enterprise products, laser/photodetector component products, parallel optical transceiver and cable products, and fiber channel transceiver products.

For the three months ended December 31, 2011, revenue from broadband products decreased approximately 43% from the prior year which was primarily driven by decreased unit shipments of our CATV and video transport products. The decrease in revenue was primarily due to the impact of the Thailand flood. Sales of our CATV products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represents the largest percentage of our total fiber optics-related revenue.

For the three months ended December 31, 2011, revenue from digital products decreased approximately 46% from the prior year which was also primarily due to the Thailand flood. Unit shipments of telecom optical-related products were lower when compared to the prior year. Our telecom optical-related product line, which includes tunable XFP, tunable 300-pin transponders, and integrated tunable laser assemblies (ITLAs), represents the second largest percentage of our total fiber optics-related revenue. Revenue from our enterprise digital products increased by 76% due to increased unit shipments of EMCORE Connect Cables.

Our Fiber Optics segment accounted for 48.9% and 60.4% of our consolidated revenue for the three months ended December 31, 2011 and 2010, respectively.

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

For the three months ended December 31, 2011, revenue from satellite applications decreased 6% from the prior year. The decrease was primarily driven by lower volume sales of space solar cell CIC products. Sales of our satellite solar cells and CICs products represents the largest percentage of our total photovoltaics-related revenue. Historically, revenue has fluctuated significantly in our Photovoltaics segment due to timing of program completions and product shipments of major orders.

Revenue from our terrestrial-related products was not significant as a percentage of total photovoltaics-related revenue.

Our Photovoltaics segment accounted for 51.1% and 39.6% of our consolidated revenue for the three months ended December 31, 2011 and 2010, respectively.

We expect consolidated revenue for our second quarter ended March 31, 2012 to be in the range of $38 to $40 million.

Gross Profit (Loss):

(in thousands, except percentages)	For the Three Months Ended December 31,
	2011	2010	$ Change	% Change
Fiber Optics gross profit (loss)	$(875)	$5,802	$(6,677)	(115.1)%
Photovoltaics gross profit	4,343	6,878	(2,535)	(36.9)%
Total gross profit	$3,468	$12,680	$(9,212)	(72.6)%

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

Consolidated gross margin was 9.3% and 24.3% for the three months ended December 31, 2011 and 2010, respectively. For the three months ended December 31, 2011 and 2010, we recorded expense of approximately $4.0 million and $0.9 million, respectively, related to excess and obsolete inventory. Instead of completely rebuilding all flood-damaged manufacturing lines in Thailand, management has decided to realign the Company's fiber optics product portfolio and focus on business areas with strong technology differentiation and growth opportunities. Management also identified $0.9 million of inventory on order related to manufacturing product lines that were destroyed by the Thailand flood and will not be replaced. During the three months ended December 31, 2011 and 2010, we recorded product warranty expense of approximately $0.2 million. For the three months ended December 31, 2011 and 2010, we also recorded stock-based compensation expense within cost of revenue of approximately $0.5 million and $0.2 million, respectively.

Fiber Optics Gross Profit:
Fiber Optics gross margin was (4.8)% and 18.4% for the three months ended December 31, 2011 and 2010, respectively. For the three months ended December 31, 2011, gross margins decreased from both our broadband and digital product lines when compared to the prior year. During the period, lower revenues due to the impact from the Thailand flood resulted in higher manufacturing overhead as a percentage of revenue. Manufacturing of certain fiber optics-related components was moved to Company owned facilities which involved higher labor and other related costs. Gross margins will continue to be negatively impacted in subsequent quarters until we are able to substantially restore operations, the supply chain infrastructure is re-established, and we regain any lost market share.

Photovoltaics Gross Profit:
Photovoltaics gross margin was 22.7% and 33.3% for the three months ended December 31, 2011 and 2010, respectively. For the three months ended December 31, 2011, gross margins decreased from our satellite application product lines when compared to the prior year primarily due to lower revenues with product mix changes, as well as lower manufacturing yields.

Sales, General and Administrative (SG&A):

(in thousands, except percentages)	For the Three Months Ended December 31,
	2011	2010	$ Change	% Change
SG&A expense	$7,480	$8,264	$(784)	(9.5)%

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

The decrease in SG&A expense for the three months ended December 31, 2011 when compared to the prior year is attributable to cost reduction measures implemented during the quarter including temporary salary reductions, employee furloughs, and reduction of discretionary spending. For the three months ended December 31, 2011 and 2010, we recorded stock-based compensation expense within SG&A of approximately $1.0 million and $0.6 million, respectively.

As a percentage of revenue, SG&A expenses were 20.0% and 15.9% for the three months ended December 31, 2011 and 2010, respectively.

Research and Development (R&D):

(in thousands, except percentages)	For the Three Months Ended December 31,
	2011	2010	$ Change	% Change
R&D expense	$6,980	$7,191	$(211)	(2.9)%

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

The decrease in R&D expense for the three months ended December 31, 2011 when compared to the prior year was attributable to cost reduction measures discussed above, as well as lower expense incurred related to our development of our tunable XFP (TXFP) transceiver when compared to the prior year. R&D expense incurred in our Photovoltaics segment increased due to our acquisition of Soliant Energy which was completed in March 2011. In August 2011, we signed a solar rooftop CPV development agreement with our Suncore joint venture pursuant to which we will collaborate on the development and application of the current 500X and next-generation 1000X rooftop CPV systems. During the three months ended December 31, 2011, we billed Suncore approximately $0.3 million for research and developments costs incurred. For the three months ended December 31, 2011 and 2010, we recorded stock-based compensation expense within R&D of approximately $0.7 million and $0.3 million, respectively.

As a percentage of revenue, R&D expenses were 18.6% and 13.8% for the three months ended December 31, 2011 and 2010, respectively.

Other Operating Expense (Income):

(in thousands, except percentages)	For the Three Months Ended December 31,
	2011	2010	$ Change	% Change
Flood-related losses	$5,698	$—	$5,698	—%
Flood-related insurance proceeds	$(5,000)	$—	$(5,000)	—%

Flood-related Losses:
During the three months ended December 31, 2011, we recorded estimated flood-related losses associated with damaged inventory and equipment of approximately $3.9 million and $1.8 million, respectively. We continue to evaluate our preliminary estimates of flood-related losses, and in future quarters we may record additional adjustments for damaged inventory and equipment.

Flood-related Insurance Proceeds:
Our contract manufacturer is required under its production agreement with us to reimburse us for losses to inventory and equipment incurred while at their facility. We are working with our contract manufacturer (and our contract manufacturer's insurance carrier) to receive insurance proceeds to cover the direct damages to our assets that were impacted by the flood. We are not a named beneficiary of our contract manufacturer's insurance policy. The timing and amounts of the recovery from the contract manufacturer, including insurance proceeds, are uncertain at this time. Insurance recoveries will be recognized to the extent when they become probable and realized. Additionally, we also claimed damages and received proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds during the three months ended December 31, 2011. No additional business interruption insurance proceeds associated with this event are anticipated.

See Footnote 9 - Flood-related Losses in the notes to the consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Operating Income (Loss):

(in thousands, except percentages)	For the Three Months Ended December 31,
	2011	2010	$ Change	% Change
Fiber Optics operating loss	$(11,193)	$(4,590)	$(6,603)	(143.9)%
Photovoltaics operating income (loss)	(497)	1,815	(2,312)	127.4%
Total operating loss	$(11,690)	$(2,775)	$(8,915)	(321.3)%

Income (loss) from operations represents revenue less the cost of revenue and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared service departments. Income (loss) from operations is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (31.2)% and (5.4)% for the three months ended December 31, 2011 and 2010, respectively.

Other Income and Expenses:

(in thousands, except percentages)	For the Three Months Ended December 31,
	2011	2010	$ Change	% Change
Interest income	$1	$—	$1	#DIV/0!
Interest expense	(130)	(258)	128	49.6%
Foreign exchange gain (loss)	89	(335)	424	126.6%
Loss from equity method investment	(960)	—	(960)	—%
Change in fair value of financial instruments	105	(272)	377	138.6%
Other expense	—	(5)	5	100.0%
Total other income (expense)	$(895)	$(870)	$(25)	(2.9)%

Foreign Exchange
We recognize gains and losses due to the effect of exchange rate changes on foreign currency primarily due to our operations in Spain, the Netherlands, and in China. The assets and liabilities of our foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet dates, and the revenue and expense amounts are translated at the average rate during the applicable periods reflected on the consolidated statements of operations and comprehensive loss. Foreign currency translation adjustments are recorded as accumulated other comprehensive income. Gains and losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations. A majority of the gain or losses recorded relates to the change in value of the euro and yuan renminbi relative to the U.S. dollar.

Loss from Equity Method Investment
We entered into a joint venture agreement in fiscal 2010 with San'an Optoelectronics Co., Ltd. (San'an) for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from us. The joint venture, Suncore Photovoltaic Technology Co., Ltd. (Suncore) was established in January 2011. We have accounted for our investment in Suncore using the equity method of accounting. For the three months ended December 31, 2011, we held a 40% registered ownership in Suncore and we recorded a $1.0 million loss from this equity method investment. As of December 31, 2011, our net investment in Suncore totaled $0.2 million. See Footnote 15 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

Change in Fair Value of Financial Instruments
As of December 31, 2011, warrants representing 3,000,003 shares of our common stock were outstanding. All of our warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive loss when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to affect a mandatory exercise of each warrant. The valuation model requires the input of highly subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of the warrants is primarily due to the change in the closing price of our common stock. See Footnote 3 - Fair Value Accounting in the notes to the consolidated financial statements for additional information related to our valuation of our outstanding warrants.

Foreign Income Tax Expense on Capital Distributions
During the three months ended December 31, 2011, Suncore increased their registered capital by recording a deemed capital distribution of $37.0 million which was distributed and reinvested in proportion to each entity's registered capital. San'an was allocated 60% of the deemed capital distribution, or $22.2 million, and EMCORE was allocated 40%, or $14.8 million. During this same period, Suncore also recorded a cash dividend of approximately $4.1 million in proportion to each entity's registered capital of which San'an received $2.5 million and EMCORE received $1.6 million. EMCORE incurred a 10% foreign income tax of approximately $1.6 million associated with these capital distributions. EMCORE's cash dividend was equal to the foreign income tax expense incurred on these capital distributions. See Footnote 15 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

Net Loss:

(in thousands, except percentages)	For the Three Months Ended December 31,
	2011	2010	$ Change	% Change
Net loss	$(14,229)	$(3,645)	$(10,584)	(290.4)%

Net loss per share for the three months ended December 31, 2011 and 2010, was $(0.15) and $(0.04), respectively.

Order Backlog:

As of December 31, 2011, the order backlog for our Photovoltaics segment totaled $51.7 million, a 19% increase from $43.5 million reported as of September 30, 2011. During the quarter we received a deposit totaling $3.3 million from our Suncore joint venture related to an $11.0 million order for terrestrial CPV solar cells. Order backlog is defined as purchase orders or supply agreements accepted by us with expected product delivery and/or services to be performed within the next twelve months. From time to time, our customers may request that we delay shipment of certain orders and our order backlog could also be adversely affected if our customers unexpectedly cancel purchase orders that we have previously accepted.

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

Liquidity and Capital Resources:

Historically, we have consumed cash from operations and incurred significant net losses. We have managed our liquidity position through a series of cost reduction initiatives, borrowings under our credit facility, capital markets transactions, and the sale of assets.

As of December 31, 2011, cash and cash equivalents totaled $22.1 million and working capital totaled $18.9 million. Working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the three months ended December 31, 2011, we incurred a net loss of approximately $14.2 million. Net cash provided by operating activities totaled $20.8 million which was primarily due to an increase in customer deposits of approximately $9.7 million and the reduction of accounts receivable of approximately $9.4 million.

With respect to measures taken to improve liquidity:

•
In November 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank. The credit facility provides us with a revolving credit of up to $35 million through November 2013 that can be used for working capital requirements, letters of credit, and other general corporate purposes. See Footnote 10 - Credit Facility in the notes to the consolidated financial statements for additional disclosures related to this credit facility.

•
In August 2011, we entered into a committed equity line financing facility (equity facility) with Commerce Court Small Cap Value Fund, Ltd. (Commerce Court) whereby Commerce Court has committed, upon issuance of a draw-down request by us, to purchase up to $50 million worth of our common stock over a two-year period, subject to our common stock trading above $1 per share during the draw down period, unless a waiver is received. As of December 31, 2011, there have been no draw down transactions completed under this equity facility.

•
In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer will purchase equipment to rebuild our affected manufacturing lines. We agreed to reimburse our contract manufacturer using insurance proceeds that we expect to receive. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds.

•	During the three months ended December 31, 2011:

◦
We signed agreements with certain customers related to our Fiber Optics segment pursuant to which they will receive an allocation of our finished goods inventory that was not damaged by the Thailand flood, as well as a percentage of future output from our new production lines being placed into service during fiscal 2012. As consideration, we received $6.4 million through December 31, 2011 as partial prepayments for future product shipments. These advanced payments will be used to support our working capital requirements and purchases of manufacturing equipment.

◦
We claimed damages and received proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds during the three months ended December 31, 2011.

◦	We also received a deposit totaling $3.3 million from our Suncore joint venture related to an $11.0 million order for terrestrial CPV solar cells.

See Footnote 9 - Flood-related Losses in the notes to the consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

We believe that our existing balances of cash and cash equivalents, the agreement with our contract manufacturer to delay payment terms and purchase equipment on our behalf, benefits expected from insurance proceeds, and amounts expected to be available under our credit and equity facilities will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.

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

Cash Flow:

Net Cash Provided By Operating Activities

(in thousands, except percentages)	For the Three Months Ended December 31,
	2011	2010	$ Change	% Change
Net cash provided by operating activities	$20,847	$4,429	$16,418	370.7%

Fiscal 2012:
For the three months ended December 31, 2011, our operating activities provided cash of $20.8 million primarily due to the net change in our current assets and liabilities (or working capital components) of $22.5 million. Our net loss of $14.2 million was partially offset by flood-related losses of $5.7 million, depreciation, amortization, and accretion expense of $2.8 million, stock-based compensation expense of $2.2 million. The change in our current assets and liabilities of $22.5 million was primarily the result of an increase in accrued expenses and other current liabilities of $12.5 million, a decrease in accounts receivable of $9.4 million, and an increase in accounts payable of $3.7 million; partially offset by an increase in other assets of $2.5 million and an increase in inventory of $0.6 million.

Fiscal 2011:
For the three months ended December 31, 2010, our operating activities provided cash of $4.4 million primarily due to the net change in our current assets and liabilities (or working capital components) of $3.4 million. Our net loss of $3.6 million was partially offset by depreciation and amortization expense of $3.0 million and stock-based compensation expense of $1.1 million. The change in our current assets and liabilities of $3.4 million was primarily the result of a decrease in accounts receivable of $5.3 million; partially offset by a decrease in accrued expenses and other current liabilities of $2.7 million.

Working Capital Components:

Accounts Receivable: We generally expect the level of accounts receivable at any given quarter to reflect the level of sales in that quarter. Our accounts receivable balances have fluctuated historically due to the timing of account collections, timing of product shipments, and/or change in customer credit terms. The decrease in accounts receivable for the three months ended December 31, 2011 was a direct result of lower revenue when compared to the prior year. The decrease in revenue was primarily due to the impact of the Thailand flood on our primary contract manufacturer that supports our Fiber Optics product lines.

Inventory: We generally expect the level of inventory at any given quarter to reflect the change in our expectations of forecasted sales. Our inventory balances have fluctuated historically due to the timing of customer orders and product shipments, changes in our internal forecasts related to customer demand, as well as adjustments related to excess and obsolete inventory. As of December 31, 2011, we estimated the carrying value of flood-damaged inventory totaled approximately $3.9 million and this loss was aggregated within flood-related losses on our statement of operations.

Accounts Payable: The fluctuation of our accounts payable balances is primarily driven by changes in inventory purchases as well as changes related to the timing of actual payments to vendors.

Accrued Expenses: Our largest accrued expense typically relates to compensation. Historically, fluctuations of our accrued expense accounts have primarily related to changes in the timing of actual compensation payments, receipt or application of advanced payments, adjustments to our warranty accrual, and accruals related to professional fees. During the three months ended December 31, 2011, we signed agreements with certain customers related to our Fiber Optics segment pursuant to which they will receive an allocation of our finished goods inventory that was not damaged by the Thailand flood as well as a percentage of future output from our new production lines being placed into service during fiscal 2012. As consideration, we received $6.4 million through December 31, 2011 as partial prepayments for future product shipments. These advanced payments will be used to support our working capital requirements and purchases of manufacturing equipment. During the quarter, we also received a deposit totaling $3.3 million from our Suncore joint venture related to an $11.0 million order for terrestrial CPV solar cells.

Net Cash Used In Investing Activities

(in thousands, except percentages)	For the Three Months Ended December 31,
	2011	2010	$ Change	% Change
Net cash used in investing activities	$(2,885)	$(2,221)	$(664)	(29.9)%

Fiscal 2012:
For the three months ended December 31, 2011, our investing activities consumed $2.9 million of net cash primarily due to $2.3 million related to capital expenditures, $1.1 million related to deposits on equipment orders, and $1.1 million related to an increase of restricted cash; partially offset by a net distribution of capital related to our Suncore joint venture of $1.6 million. See Footnote 15 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

We anticipate that we will need to repair and replace equipment that has been submerged as a result of the Thailand flooding. Capital expenditures are expected to increase sharply during fiscal 2012 as we rebuild our production capacity. We expect our capital expenditures will be funded primarily by insurance proceeds.
Fiscal 2011:
For the three months ended December 31, 2010, our investing activities consumed $2.2 million of net cash primarily due to an increase of restricted cash of $1.0 million and $1.0 million related to capital expenditures.

Net Cash Provided By (Used In) Financing Activities

(in thousands, except percentages)	For the Three Months Ended December 31,
	2011	2010	$ Change	% Change
Net cash provided by (used in) financing activities	$(11,522)	$678	$(12,200)	(1,799.4)%

Fiscal 2012:
For the three months ended December 31, 2011, our financing activities consumed $11.5 million of net cash primarily due to payments on borrowings related to our bank credit facility.

Fiscal 2011:
For the three months ended December 31, 2010, our financing activities provided $0.7 million of net cash primarily from $1.2 million related to borrowings on our bank credit facility; partially offset by $0.5 million related to financing costs incurred with the issuance of our bank credit facility.

Contractual Obligations and Commitments

Our contractual obligations and commitments over the next five years are summarized in the table below:

(in thousands)		For the Fiscal Years Ended September 30,
	Total	2012	2013 to 2014	2015 to 2016	2017 and later
Purchase obligations	$35,720	$35,393	$235	$92	$—
Credit facility borrowings	6,005	6,005	—	—	—
Asset retirement obligations	4,851	—	409	33	4,409
Operating lease obligations	4,852	930	1,071	302	2,549
Total contractual obligations and commitments	$51,428	$42,328	$1,715	$427	$6,958

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

In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer will purchase equipment to rebuild our affected manufacturing lines. We agreed to reimburse our contract manufacturer using insurance proceeds that we expect to receive. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds.

Credit Facility
As of December 31, 2011, we had a $6.0 million LIBOR rate loan outstanding, with an interest rate of 3.625%, and approximately $2.6 million reserved for eight outstanding stand-by letters of credit under the credit facility. We paid off the outstanding loan with cash on hand on January 6, 2012. See Footnote 10 - Credit Facilities for additional information related to our bank credit facility.

Asset Retirement Obligations
We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our asset retirement obligations include assumptions related to renewal option periods where we expect to extend facility lease terms. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. See Footnote 12 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our asset retirement obligations.

Operating Leases
Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties. There are no off-balance sheet arrangements other than our operating leases. See Footnote 12 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our operating lease obligations.

Critical Accounting Policies
See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for disclosures related to our critical accounting policies.

As previously disclosed, in October 2011 flood waters infiltrated the offices and manufacturing floorspace of our primary contract manufacturer's facility in Thailand and suspended all production. As a result, the manufacturing infrastructure that supported approximately 50% of our Fiber Optics segment revenue was destroyed. This has had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products in the near-term. Our Photovoltaics segment was not affected by the Thailand floods. We are working closely with our contract manufacturer to identify all damaged assets of the Company. During the three months ended December 31, 2011, we recorded estimated flood-related losses associated with damaged inventory and equipment of approximately $3.9 million and $1.8 million, respectively. We continue to evaluate our preliminary estimates of flood-related losses, and in future quarters we may record additional adjustments for damaged inventory and equipment. We have designated our accounting policy related to estimating losses associated with the Thailand flood as a critical accounting policy effective during the three months ended December 31, 2011. See Footnote 9 - Flood-related Losses in the notes to the consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Segment Data and Related Information
See Footnote 14 - Segment Data and Related Information in the notes to the consolidated financial statements for disclosures related to business segment revenue, geographic revenue, significant customers, and operating loss by business segment.

Recent Accounting Pronouncements
See Footnote 2 - Recent Accounting Pronouncements in the notes to the consolidated financial statements for disclosures related to recent accounting pronouncements.

Restructuring Accruals
See Footnote 8 - Accrued Expenses and Other Current Liabilities in the notes to the consolidated financial statements for disclosures related to our severance and restructuring-related accrual accounts.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We do not believe the Company's exposure related to market risk has changed materially since September 30, 2011.

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

Management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act) as of December 31, 2011.  Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective because of the material weaknesses described in section (c) below.

In light of the material weaknesses described in section (c) below, additional analyses and other procedures were performed to ensure that the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  These measures included expanded quarter-end closing procedures, the dedication of significant internal resources to scrutinize account analyses and reconciliations, and management's own internal reviews and efforts to remediate the material weaknesses in internal control over financial reporting described below.  As a result of these measures, management concluded that the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's condensed consolidated financial position, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

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

b.           Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

c.           In Process Remediation Actions to Address the Internal Control Weaknesses

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  Management identified the following material weaknesses in the Company's internal control over financial reporting as of September 30, 2011 which continue to exist as of December 31, 2011:

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

In response to the identified material weaknesses described above, the Company is working on improving its control activities. Management believes that actions taken during the quarter ended December 31, 2011, along with other improvements not yet implemented, will address the material weaknesses in the Company's internal control over financial reporting described above.  Company management plans to continue to review and make changes to the overall design of its control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting.  In particular, the Company has implemented, or plans to implement, the measures described below to remediate the material weaknesses.

1) Control activities related to certain inventory reserve transactions

The Company is working on defining a new process for the quarterly review and recording of inventory reserves associated with excess material.

2) Control activities related to certain inventory held by third parties

The Company is working on defining lower thresholds for the reconciliation of third party inventory and expanding documentation of the reviews performed. The Company partially implemented this for the quarter ended December 31, 2011.

Management intends to monitor the effectiveness of these proposed actions and will make changes if deemed necessary and appropriate.

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

PART II.    Other Information
ITEM 1.     Legal Proceedings

See Footnote 12 - Commitments and Contingencies in the notes to our consolidated financial statements for disclosures related to our legal proceedings.

ITEM 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011, which could materially affect our business, financial condition or future results. We do not believe the Company's risks have changed materially since we filed our Form 10-K on December 29, 2011. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.     Defaults Upon Senior Securities

Not Applicable.

ITEM 5.     Other Information

Not Applicable.

ITEM 6.     Exhibits

Exhibit Number	Exhibit Description
10.1**	First Amendment to Credit and Security Agreement, dated December 21, 2010, between Wells Fargo Bank National Association and the Company (1).
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________
** Filed herewith

(1) Material has been omitted from this exhibit pursuant to a request for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934 and such material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	February 14, 2012	By:	/s/ Hong Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	February 14, 2012	By:	/s/ Mark Weinswig
Mark Weinswig
Chief Financial Officer (Principal Financial and Accounting Officer)