Form 10-Q
period 2012-03-31
EMCORE CORP
filed 2012-05-03
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

As of April 30, 2012, the number of shares outstanding of our no par value common stock totaled 23,910,379.

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
For the Quarterly Period Ended March 31, 2012

PART I.	Financial Information

ITEM 1.	Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six Months Ended March 31, 2012 and 2011
(in thousands, except loss per share)
(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Revenue	$37,780	$47,218	$75,231	$99,325
Cost of revenue	32,404	36,638	66,387	76,065
Gross profit	5,376	10,580	8,844	23,260
Operating expense (income):
Selling, general, and administrative	8,365	9,380	15,845	17,644
Research and development	5,781	7,984	12,761	15,175
Litigation settlement	—	(2,590)	—	(2,590)
Flood-related losses	114	—	5,812	—
Flood-related insurance proceeds	—	—	(5,000)	—
Total operating expense	14,260	14,774	29,418	30,229
Operating loss	(8,884)	(4,194)	(20,574)	(6,969)
Other income (expense):
Interest income	1	—	2	—
Interest expense	(122)	(130)	(252)	(388)
Foreign exchange gain	167	749	256	414
Loss from equity method investment	(241)	(587)	(1,201)	(587)
Change in fair value of financial instruments	(256)	(1,038)	(151)	(1,310)
Other expense	—	(5)	—	(10)
Total other expense	(451)	(1,011)	(1,346)	(1,881)
Loss before income tax expense	(9,335)	(5,205)	(21,920)	(8,850)
Foreign income tax expense on capital distributions	—	—	(1,644)	—
Net loss	$(9,335)	$(5,205)	$(23,564)	$(8,850)
Foreign exchange translation adjustment	24	(414)	425	(308)
Comprehensive loss	$(9,311)	$(5,619)	$(23,139)	$(9,158)
Per share data:
Net loss per basic share	$(0.40)	$(0.24)	$(1.00)	$(0.41)
Net loss per diluted share	$(0.40)	$(0.24)	$(1.00)	$(0.41)
Weighted-average number of basic shares outstanding	23,529	21,804	23,577	21,556
Weighted-average number of diluted shares outstanding	23,529	21,804	23,577	21,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of March 31, 2012 and September 30, 2011
(in thousands, except per share data)
(unaudited)

	As of	As of
	March 31, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$24,112	$15,598
Restricted cash	1,242	544
Accounts receivable, net of allowance of $3,213 and $3,332, respectively	28,111	34,875
Inventory	32,746	33,166
Prepaid expenses and other current assets	8,191	7,168
Assets held for sale	6,192	—
Total current assets	100,594	91,351
Property, plant, and equipment, net	42,571	46,786
Goodwill	20,384	20,384
Other intangible assets, net	4,422	5,866
Equity method investment	—	2,374
Other non-current assets, net of allowance of $3,501 and $3,641, respectively	5,222	3,537
Total assets	$173,193	$170,298
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$21,000	$17,557
Accounts payable	34,981	26,581
Warrant liability	752	601
Accrued expenses and other current liabilities	30,316	22,319
Total current liabilities	87,049	67,058
Asset retirement obligations	4,902	4,800
Other long-term liabilities	734	4
Total liabilities	92,685	71,862
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 23,947 shares issued and 23,907 shares outstanding as of March 31, 2012; 23,521 shares issued and 23,481 shares outstanding as of September 30, 2011	718,274	713,063
Treasury stock, at cost; 40 shares	(2,083)	(2,083)
Accumulated other comprehensive income	1,337	912
Accumulated deficit	(637,020)	(613,456)
Total shareholders’ equity	80,508	98,436
Total liabilities and shareholders’ equity	$173,193	$170,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2012 and 2011
(in thousands)
(unaudited)

	For the Six Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(23,564)	$(8,850)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion expense	5,152	5,970
Stock-based compensation expense	4,722	2,611
Provision adjustments related to doubtful accounts	(87)	79
Provision adjustments related to product warranty	86	144
Provision for losses on inventory purchase commitments	1,343	—
Loss from equity method investment	1,201	587
Change in fair value of financial instruments	151	1,310
Net gain on disposal of equipment	(3)	—
Flood-related losses	5,812	—
Total non-cash adjustments	18,377	10,701
Changes in operating assets and liabilities:
Accounts receivable	7,109	2,059
Inventory	(7,829)	722
Other assets	115	(3,504)
Accounts payable	8,191	(1,766)
Accrued expenses and other current liabilities	8,556	(371)
Total change in operating assets and liabilities	16,142	(2,860)
Net cash provided by (used in) operating activities	10,955	(1,009)
Cash flows from investing activities:
Purchase of equipment	(5,533)	(1,685)
Deposits on equipment orders	(1,981)	—
Investment in internally-developed patents	—	(331)
Investment in an unconsolidated affiliate	—	(4,000)
Dividend from an unconsolidated affiliate	1,644	—
Purchase of a business	—	(750)
Increase in restricted cash	(697)	(1,338)
Net cash used in investing activities	(6,567)	(8,104)
Cash flows from financing activities:
Net proceeds from borrowings from credit facilities	3,443	3,137
Proceeds from stock plans	652	820
Payments on capital lease obligations	—	(3)
Net cash provided by financing activities	4,095	3,954
Effect of exchange rate changes on foreign currency	31	(447)
Net increase (decrease) in cash and cash equivalents	8,514	(5,606)
Cash and cash equivalents at beginning of period	15,598	19,944
Cash and cash equivalents at end of period	$24,112	$14,338
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$252	$701
Cash paid during the period for income taxes	$1,644	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Prior consulting fees received related to an unconsolidated affiliate	$—	$3,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements

NOTE 1.	Basis of Presentation

Business Overview

EMCORE Corporation and its subsidiaries (the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the fiber optics and solar power markets. We were established in 1984 as a New Jersey corporation and we have two reporting segments: Fiber Optics and Photovoltaics. Our Fiber Optics reporting segment provides optical components, subsystems, and systems for the high-speed telecommunication, cable television (CATV), and fiber-to-the-premise (FTTP) networks. Additionally, we offer products for video conversion and video transport, as well as specialty photonics technologies for defense and homeland security applications. Our Photovoltaic reporting segment provides products for both space power and terrestrial solar power applications. For space power applications, we offer high-efficiency multi-junction solar cells, covered interconnect cells (CICs), and complete satellite solar panels. For terrestrial solar power applications, we offer a broad portfolio of our multi-junction solar cells and components for use in solar concentrator systems.

Interim Financial Statements

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

Reverse Stock Split

On January 27, 2012, we announced that our Board of Directors approved a four-to-one reverse stock split of our common stock. Our shareholders had previously authorized our Board of Directors to approve a reverse stock split at our 2011 Annual Meeting held on June 14, 2011. On February 15, 2012, we filed a Certificate of Amendment to our Restated Certificate of Incorporation in order to effect the reverse stock split and reduce the number of authorized shares of our common stock from 200 million to 50 million.

Our common stock began trading on the NASDAQ Global Market on a split-adjusted basis on February 16, 2012. The reverse stock split reduced the number of issued and outstanding shares of our common stock from approximately 94.2 million to approximately 23.5 million. No fractional shares were issued in connection with the reverse stock split; all share amounts were rounded up. Furthermore, proportional adjustments were made to our stock options, warrants, and other securities, entitling their holders to purchase shares of common stock. The change in the number of shares has been applied retroactively to all share and per share amounts presented in our consolidated financial statements and accompanying notes.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.

The accounting estimates that require our most significant, difficult, and/or subjective judgments include:

•	the valuation of inventory, goodwill, intangible assets, warrants, and stock-based compensation;

•	assessment of recovery of long-lived assets;

•	asset retirement obligations and litigation contingencies;

•	revenue recognition associated with the percentage of completion method;

•	the allowance for doubtful accounts and warranty accruals; and,

•	impairment and other losses associated with the Thailand flood.

As previously disclosed, in October 2011 flood waters infiltrated the offices and manufacturing floorspace of our primary contract manufacturer's facility in Thailand and suspended all production. As a result, the manufacturing infrastructure that supported approximately 50% of our Fiber Optics segment revenue was destroyed. This has had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products in the near term. Our Photovoltaics segment was not affected by the Thailand floods. During the three months ended December 31, 2011, we recorded estimated flood-related losses associated with damaged inventory and equipment of approximately $3.9 million and $1.8 million, respectively. During the three months ended March 31, 2012, we recorded an additional $0.1 million related to flood-damaged inventory. We continue to evaluate our estimates of flood-related losses, and in future quarters we may record additional adjustments for damaged inventory and equipment. We have designated our accounting policy related to estimating losses associated with the Thailand flood as a critical accounting policy effective during the six months ended March 31, 2012. See Footnote 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations.

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

Pending Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with Sumitomo Electric Industries, Ltd. (SEI) pursuant to which we have agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment for $17 million, subject to certain customary purchase adjustments. The assets to be sold include inventory, fixed assets, and intellectual property which enabled approximately $4.3 million and $7.4 million of revenue from sales of datacom, parallel optical devices and EMCORE Connects Cable products during the three and six months ended March 31, 2012, respectively. The carrying value of these assets totaled $6.2 million as of March 31, 2012, an amount which is classified as "assets held for sale" on our consolidated balance sheet. We expect to record a gain of approximately $7.0 to $9.0 million, subject to certain closing adjustments, before tax, upon completion of this asset sale. However, we can not be certain that this transaction will close.

At closing, SEI will deposit $2.6 million into escrow as security for EMCORE indemnification obligations which may be distributed over a 24-month period. The Master Purchase Agreement includes customary representations, warranties, covenants, termination provisions, and indemnities by EMCORE and SEI. Each party's obligation to consummate this transaction is conditioned upon, among other things, (i) the accuracy of the parties' representations and warranties as of the closing, (ii) the parties' performance, in all material respects, of all covenants, and (iii) regulatory approval from the Committee on Foreign Investment in the United States. Either party has the right to terminate the Master Purchase Agreement if the closing has not occurred by July 1, 2012.

Liquidity and Capital Resources

Historically, we have consumed cash from operations and incurred significant net losses. We have managed our liquidity position through a series of cost reduction initiatives, borrowings under our credit facility, capital markets transactions, and the sale of assets.

As of March 31, 2012, cash and cash equivalents totaled $24.1 million and working capital totaled $13.5 million. Working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the three and six months ended March 31, 2012, we incurred a net loss of approximately $9.3 million and $23.6 million, respectively. Net cash provided by operating activities for the six months ended March 31, 2012 totaled $11.0 million which was primarily due to an increase in customer deposits and a decrease in accounts receivable.

With respect to measures taken to improve liquidity:

•
In November 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank (Wells Fargo). The credit facility provides us with a revolving credit of up to $35 million through November 2013 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and was initially subject to a borrowing base formula based on the Company's eligible accounts receivable and inventory accounts. On December 21, 2011, we signed an amendment to our credit facility that increased our eligible borrowing base by up to $10 million by adding to the borrowing base formula 85% of the appraised value of the Company's equipment and 50% of the appraised value of the Company's real estate. In addition, Wells Fargo reduced our restrictions under the excess availability financial covenant requirement from $7.5 million to $3.5 million through December 2012. The interest rate on outstanding borrowings was increased to LIBOR rate plus four percent. We now expect at least 70% of the total amount of credit under the credit facility to be available for use based on the revised borrowing base formula during fiscal 2012. The credit facility will return to its previous agreement terms on the earlier of (i) December 31, 2012, or (ii) the date that we receive insurance proceeds of not less than $30.0 million in the aggregate applicable to the flooding of our primary contract manufacturer in Thailand.

We expect that the pending sale of Fiber Optics-related assets to SEI will reduce availability under our eligible borrowing base by approximately $5.0 million.

Our credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, minimum tangible net worth and EBITDA covenants, and limitations on liens and certain additional indebtedness and guarantees. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement of $7.5 million prior to the amendment, and $3.5 million following the amendment, the other covenants are not required to be met. As of March 31, 2012, we were in compliance with the financial covenants contained in the credit facility.

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

As of March 31, 2012, we had a $21.0 million LIBOR rate loan outstanding under our credit facility, with an interest rate of 4.5%, which was paid off with cash on hand on April 6, 2012. As of March 31, 2012, the credit facility also had approximately $2.5 million reserved for nine outstanding stand-by letters of credit, leaving a borrowing availability balance under the credit facility of approximately $2.0 million.

•
In August 2011, we entered into a committed equity line financing facility (equity facility) with Commerce Court Small Cap Value Fund, Ltd. (Commerce Court) whereby Commerce Court has committed, upon issuance of a draw-down request by us, to purchase up to $50 million worth of our common stock over a two-year period, subject to our common stock trading above $4 per share, as adjusted for the four-to-one reverse stock split, during the draw down period, unless a waiver is received. As of March 31, 2012, there have been no draw down transactions completed under this equity facility.

•
In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer will purchase equipment to rebuild our affected manufacturing lines which is expected to cost approximately $5.7 million. We agreed to reimburse our contract manufacturer using insurance proceeds that we expect to receive. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds.

•	During the three months ended December 31, 2011:

◦
We signed agreements with certain customers related to our Fiber Optics segment pursuant to which they have received an allocation of our finished goods inventory that was not damaged by the Thailand flood, as well as receive a percentage of future output from our new production lines being placed into service during fiscal 2012. As consideration, we received $6.8 million as partial prepayments for future product shipments. These advanced payments are being used to support our working capital requirements and purchases of manufacturing equipment and are presented within accrued expenses on our consolidated balance sheet.

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

•
As discussed above, we entered into a Master Purchase Agreement with SEI pursuant to which we have agreed to sell certain assets and transfer certain inventory purchase obligations associated with our Fiber Optics segment for $17 million, subject to certain customary purchase adjustments.

We believe that our existing balances of cash and cash equivalents, the agreement with our contract manufacturer to delay payment terms and purchase equipment on our behalf, benefits expected from insurance proceeds, proceeds from the pending sale of certain Fiber Optics-related assets, and amounts expected to be available under our credit and equity facilities will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.

However, in the event of unforeseen circumstances, unfavorable market or economic developments, unfavorable results from operations, any failure to receive expected proceeds from insurance or the pending sale of Fiber Optics-related assets, or if Wells Fargo declares an event of default on the credit facility, we may have to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt, or selling certain product lines and/or portions of our business. There can be no assurance that we will be able to raise additional funds on terms acceptable to us, or at all. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if we experience negative operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, results of operations, and cash flows may be adversely affected.

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

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table lists our financial assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurement
(in thousands)	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
As of March 31, 2012
Assets:
Cash	$24,112	—	—	$24,112
Restricted cash	$1,242	—	—	$1,242
Liabilities:
Warrants	—	$752	—	$752
As of September 30, 2011
Assets:
Cash	$15,598	—	—	$15,598
Restricted cash	$544	—	—	$544
Liabilities:
Warrants	—	$601	—	$601

Cash consists primarily of bank deposits and occasionally highly liquid short-term investments with a maturity of three months or less at the time of purchase.

Restricted cash represents temporarily restricted deposits held as compensating balances against short-term borrowing arrangements as well as customer deposits held with restrictions on use.

As of March 31, 2012 and September 30, 2011, warrants representing 750,010 shares of our common stock were outstanding. All of our warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive loss when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to affect a mandatory exercise of each warrant. The valuation model requires the input of highly subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of the warrants is primarily due to the change in the closing price of our common stock.

The carrying amounts of accounts receivable, prepaid expenses and other current assets, borrowings under our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

Impairment tests related to our goodwill and long-lived assets involves comparing fair value to carrying amount. See Footnote 7 - Intangible Assets for additional disclosures related to our asset impairment tests.

NOTE 4.	Accounts Receivable

The components of accounts receivable consisted of the following:

(in thousands)	As of	As of
	March 31, 2012	September 30, 2011
Accounts receivable	$28,571	$33,938
Accounts receivable – unbilled	2,753	4,269
Accounts receivable, gross	31,324	38,207
Allowance for doubtful accounts	(3,213)	(3,332)
Accounts receivable, net	$28,111	$34,875

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

As of March 31, 2012 and September 30, 2011, we had $4.6 million and $3.3 million, respectively, of accounts receivable recorded using the percentage of completion method. Of these amounts, $2.0 million was invoiced and $2.6 million was unbilled as of of March 31, 2012; and, $1.3 million was invoiced and $2.0 million was unbilled as of September 30, 2011.

NOTE 5.	Inventory

The components of inventory consisted of the following:

(in thousands)	As of	As of
	March 31, 2012	September 30, 2011
Raw materials	$15,630	$13,799
Work in-process	7,450	7,129
Finished goods	9,666	12,238
Inventory	$32,746	$33,166

During the three and six months ended March 31, 2012, we recorded estimated flood-related losses associated with damaged inventory of approximately $0.1 million and $4.0 million, respectively. See Footnote 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations.

We entered into a Master Purchase Agreement with SEI pursuant to which we have agreed to sell certain assets which include $4.3 million of net inventory as of March 31, 2012, an amount which is classified within "assets held for sale" on our consolidated balance sheet. See Footnote 1 - Basis of Presentation for additional disclosures related to this asset sale.

NOTE 6.	Property, Plant, and Equipment

The components of property, plant, and equipment consisted of the following:

(in thousands)	As of	As of
	March 31, 2012	September 30, 2011
Land	$1,502	$1,502
Building and improvements	19,586	19,904
Equipment	8,735	12,656
Furniture and fixtures	198	51
Computer hardware and software	1,103	1,041
Leasehold improvements	4,050	4,631
Construction in progress	7,397	7,001
Property, plant, and equipment, net	$42,571	$46,786

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

We entered into a Master Purchase Agreement with SEI pursuant to which we have agreed to sell certain assets which include $1.4 million of net fixed assets as of March 31, 2012, an amount which is classified within "assets held for sale" on our consolidated balance sheet. See Footnote 1 - Basis of Presentation for additional disclosures related to this asset sale.

As of March 31, 2012 and September 30, 2011, accumulated depreciation was approximately $74.1 million and $105.5 million, respectively. The reduction in accumulated depreciation was primarily due to the reclassification of fixed assets to assets held for sale accounts associated with the SEI transaction and the write-off of damaged equipment due to the Thailand flood.

See Footnote 7 - Intangible Assets for additional disclosures related to our long-lived asset impairment tests.

NOTE 7.	Intangible Assets

The following table sets forth changes in the carrying value of intangible assets by reporting segment:

(in thousands)	As of March 31, 2012			As of September 30, 2011
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Fiber Optics:
Core Technology	$12,727	$(10,795)	$1,932	$13,872	$(10,862)	$3,010
Customer Relations	3,511	(2,215)	1,296	3,511	(2,071)	1,440
Patents	4,697	(4,323)	374	4,697	(4,265)	432
	20,935	(17,333)	3,602	22,080	(17,198)	4,882
Photovoltaics:
Patents	2,279	(1,459)	820	2,279	(1,295)	984
Total	$23,214	$(18,792)	$4,422	$24,359	$(18,493)	$5,866

We entered into a Master Purchase Agreement with SEI pursuant to which we have agreed to sell certain assets which include $0.5 million of fiber optics-related intangible assets as of March 31, 2012, an amount which is classified within "assets held for sale" on our consolidated balance sheet. See Footnote 1 - Basis of Presentation for additional disclosures related to this asset sale.

Amortization expense related to intangible assets is included in sales, general, and administrative expense on our statement of operations. Based on the carrying amount of our intangible assets as of March 31, 2012, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense
(in thousands)
Six months ended September 30, 2012	$721
Fiscal year ended September 30, 2013	1,405
Fiscal year ended September 30, 2014	1,154
Fiscal year ended September 30, 2015	555
Fiscal year ended September 30, 2016	555
Thereafter	32
Total	$4,422

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

NOTE 8.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of	As of
	March 31, 2012	September 30, 2011
Compensation	$3,905	$4,222
Warranty	4,186	4,158
Termination fee	2,775	2,775
Professional fees	764	489
Royalty	1,557	1,627
Advanced payments	12,164	2,753
Self insurance	1,223	1,048
Capital lease obligations	3	1,279
Income and other taxes	1,090	1,269
Loss on sale contracts	375	480
Severance and restructuring accruals	351	405
Loss on inventory purchase commitments	1,343	—
Litigation settlements	—	1,445
Other	580	369
Accrued expenses and other current liabilities	$30,316	$22,319

Advanced payments - We signed agreements with certain customers related to our Fiber Optics segment pursuant to which they have received an allocation of our finished goods inventory that was not damaged by the Thailand flood, as well as receive a percentage of future output from our new production lines being placed into service during fiscal 2012. As consideration, we received $6.8 million as partial prepayments for future product shipments, of which $5.2 million is outstanding as of March 31, 2012. These advanced payments are being used to support our working capital requirements and purchases of manufacturing equipment. In December 2011, we also received a $3.3 million deposit from our Suncore joint venture related to an order for terrestrial CPV solar cells, of which $2.8 million is outstanding as of March 31, 2012.

Capital lease obligations - Equipment under capital lease was damaged by the Thailand flood and written off against our outstanding capital lease obligation.

Severance and restructuring accruals - Our restructuring-related accrual specifically relates to non-cancelable obligations associated with an abandoned leased facility. Expense related to severance and restructuring accruals is included in sales, general, and administrative expense on our statement of operations. The following table summarizes the changes in the severance and restructuring-related accrual accounts:

Severance and Restructuring Accruals (in thousands)	Severance-related accruals	Restructuring-related accruals	Total
Balance as of September 30, 2011	$5	$400	$405
Expense charge to accrual	112	32	144
Payments on accrual	(95)	(103)	(198)
Balance as of March 31, 2012	$22	$329	$351

Loss on inventory purchase commitments - Management identified certain inventory on order related to manufacturing product lines that were destroyed by the Thailand flood and will not be replaced. This expense, which totaled $0.4 million and $1.3 million for the three and six months ended March 31, 2012, respectively, was recorded within cost of revenue on our statement of operations.

See Footnote 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations.

NOTE 9.	Flood-related Losses

In October 2011, flood waters infiltrated the offices and manufacturing floorspace of our primary contract manufacturer's facility in Thailand and suspended all production. The areas used to manufacture our fiber optic products and our process and test equipment were submerged in flood water that was several feet deep for more than a month. As a result, the manufacturing infrastructure that supported approximately 50% of our Fiber Optics segment revenue was destroyed. This has had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products in the near term. Our Photovoltaics segment was not affected by the Thailand floods.

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

The equipment we used at the Thailand facility was highly sophisticated and complex. In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer will purchase equipment to rebuild our affected manufacturing lines which is expected to cost approximately $5.7 million. We agreed to reimburse our contract manufacturer using insurance proceeds that we expect to receive. We are making significant progress and the rebuild plan is on schedule. We have rebuilt our own CATV production line and expect that it will be at full capacity in June 2012. Our contract manufacturer is rebuilding our telecom-related production lines which are expected to be completed in June 2012.

We are working closely with customers on our recovery manufacturing plan to align with their needs. Gross margins will continue to be negatively impacted in subsequent quarters until we are able to substantially restore operations, the supply chain infrastructure is re-established, and we regain any lost market share. The flooding has delayed our development and introduction of new fiber optics-related products and technologies. Delays in implementing new technologies and introducing new products may reduce our revenue and adversely affect our consolidated results of operations even after operations are restored.

Instead of completely rebuilding all flood-damaged manufacturing lines in Thailand, management has decided to realign the Company's fiber optics product portfolio and focus on business areas with strong technology differentiation and growth opportunities. Management identified certain inventory on order related to manufacturing product lines that were destroyed by the Thailand flood and will not be replaced. This expense, which totaled $0.4 million and $1.3 million for the three and six months ended March 31, 2012, respectively, was recorded within cost of revenue on our statement of operations.

We are working closely with our contract manufacturer to identify all flood-damaged assets of the Company. During the three months ended December 31, 2011, we recorded estimated flood-related losses associated with damaged inventory and equipment of approximately $3.9 million and $1.8 million, respectively. During the three months ended March 31, 2012, we recorded an additional $0.1 million related to flood-damaged inventory. Equipment under capital lease totaling $1.9 million as of September 30, 2011 was also damaged by the Thailand flood and written off against our outstanding capital lease obligation. We continue to evaluate our preliminary estimates of flood-related losses, and in future quarters we may record additional adjustments for damaged inventory and equipment.

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

NOTE 10.	Income Taxes

During the three and six months ended March 31, 2012, there were no material increases or decreases in unrecognized tax benefits and we do not anticipate any material increases or decreases in the amounts of unrecognized tax benefits for the remaining fiscal year. As of March 31, 2012, we had approximately $198,000 of interest and penalties accrued as tax liabilities on our consolidated balance sheet.

During the three months ended December 31, 2011, we incurred $1.6 million of foreign income tax expense associated with (i)a $14.8 million deemed capital distribution from our Suncore joint venture which was immediately reinvested back into Suncore and (ii) a cash dividend of $1.6 million from Suncore which was distributed to offset our foreign income tax obligation that was incurred. No tax expense was incurred during the three months ended March 31, 2012 or during the six months ended March 31, 2011. See Footnote 14 - Suncore Joint Venture for additional disclosures related to this foreign income tax expense.

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

NOTE 11.	Commitments and Contingencies

Our contractual obligations and commitments over the next five years are summarized in the table below:

(in thousands)		For the Fiscal Years Ended September 30,
	Total	2012	2013 to 2014	2015 to 2016	2017 and later
Purchase obligations	$35,780	$35,454	$235	$91	$—
Credit facility borrowings	21,000	21,000	—	—	—
Asset retirement obligations	4,902	—	390	33	4,479
Operating lease obligations	4,272	514	907	302	2,549
Total contractual obligations and commitments	$65,954	$56,968	$1,532	$426	$7,028

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

Credit Facility

As of March 31, 2012, we had a $21.0 million LIBOR rate loan outstanding under our credit facility, with an interest rate of 4.5%, which was paid off with cash on hand on April 6, 2012. See Footnote 1 - Basis of Presentation for information related to our credit facility borrowing.

Purchase Obligations

Our purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding, that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer will purchase equipment to rebuild our affected manufacturing lines which is expected to cost approximately $5.7 million. We agreed to reimburse our contract manufacturer using insurance proceeds that we expect to receive. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds.

We entered into a Master Purchase Agreement with SEI pursuant to which we have agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment for $17 million, subject to certain customary purchase adjustments. Purchase obligations related to this asset sale approximate $2.9 million as of March 31, 2012. See Footnote 1 - Basis of Presentation for additional disclosures related to this asset sale.

Asset Retirement Obligations

We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. The fair value was estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 5.78%. Our asset retirement obligations include assumptions related to renewal option periods for those facilities where we expect to extend lease terms. In future periods, the asset retirement obligation is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment will be recorded to both the asset retirement obligation and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. Total liabilities associated with asset retirements that were settled during the six months ended March 31, 2011 was approximately $19,000. Accretion expense of $70,000 and $121,000 was recorded during the three and six months ended March 31, 2012.

Operating Leases

We lease certain land, facilities, and equipment under non-cancelable operating leases. Operating lease amounts above exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.7 million for both the three months ended March 31, 2012 and 2011, respectively and approximately $1.4 million and $1.3 million for the six months ended March 31, 2012 and 2011, respectively.  There are no off-balance sheet arrangements other than our operating leases.

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

b) Avago-related Litigation

On December 5, 2008, we were served with a complaint by Avago Technologies filed in the United States District Court for the Northern District of California, San Jose Division alleging infringement of two patents by our VCSEL products. (Avago Technologies Singapore et al., EMCORE Corporation, et al., Case No.: C08-5394 EMC) (the “N.D. CA Patent Case”). This case is ongoing and we intend to vigorously defend against these allegations.

On March 5, 2009, we were notified that, based on a complaint filed by Avago alleging the same patent infringement that formed the basis of the complaint previously filed in the Northern District of California, the U.S. International Trade Commission (the “ITC”) had determined to begin an investigation titled “In the Matter of Certain Optoelectronic Devices, Components Thereof and Products Containing the Same”, Inv. No. 337-TA-669. This matter was tried before an administrative law judge of the ITC in November 2009.

On July 12, 2010, the ITC issued its final determination, as well as a limited exclusion order and cease and desist order directed to our infringing products which prohibits importation of those products into the United States. Those remedial orders were reviewed by the President of the United States and his decision to approve those orders was issued on September 10, 2010, thereby prohibiting further importation of the infringing products. We appealed the ITC's decision, and on November 14, 2011, the Court of Appeals affirmed the ITC's determination.

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

On November 14, 2011, the plaintiffs filed a Consolidated Amended Complaint, again alleging violations of the federal securities laws arising out of the Company's disclosure regarding its customer GGE and the associated backlog of GGE orders with the Company's Photovoltaics business segment (the “Amended Complaint”). The Amended Complaint seeks, among other things, an unspecified amount of compensatory damages and other costs and expenses associated with the maintenance of the action. The Amended Complaint again names the Company and the Individual Defendants, with the exception of former officer and director Thomas Werthan. On January 9, 2012, EMCORE filed a motion to dismiss the Amended Complaint. Plaintiffs' have answered this motion to dismiss.

We intend to vigorously defend against the allegations of both the Class Actions and the Derivative Actions.

NOTE 12.	Equity

Reverse Stock Split

See Footnote 1 - Basis of Presentation for disclosures related to our four-to-one reverse common stock split.

Equity Plans

We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards.  We maintain three equity incentive compensation plans, collectively described below as our Equity Plans:

•	the 2000 Stock Option Plan (2000 Plan),

•	the 2010 Equity Incentive Plan (2010 Equity Plan),

•	the 2012 Equity Incentive Plan (2012 Equity Plan).

The 2000 Plan expired in February 2010 and no additional shares are available for grant under this plan. However certain stock options issued under the 2000 Plan are still outstanding and exercisable.

The total number of stock-based awards that may be granted under the 2010 Equity Plan is 1,750,000 stock-based awards.

On March 9, 2012, our shareholders approved the 2012 Equity Plan at our 2012 Shareholder Annual Meeting and authorized the reservation of 1,000,000 shares of EMCORE common stock for issuance under the 2012 Equity Plan. Employees, non-employee directors and consultants of EMCORE and its subsidiaries will be eligible to receive awards of EMCORE common stock, stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, or stock purchase rights at the Compensation Committee's discretion.

We issue new shares of common stock to satisfy awards issued under our Equity Plans.

Stock Options

Most of our stock options vest and become exercisable over four to five years and have a contractual life of ten years. Certain stock options awarded are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code. The following tables summarize the activity related to stock options under the Stock Plans:

Stock Option Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of September 30, 2011	2,259,197	$17.76	6.43
Granted	8,613	$4.22
Exercised	(4,480)	4.76
Forfeited	(39,039)	$10.24
Cancelled	(57,477)	$18.50
Outstanding as of March 31, 2012	2,166,814	$17.85	5.94
Exercisable as of March 31, 2012	1,512,766	$21.01	5.24
Vested and expected to vest as of March 31, 2012	2,098,849	$18.21	5.86

As of March 31, 2012, there was approximately $1.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Stock Plans which is expected to be recognized over an estimated weighted average life of 1.8 years.

Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. The total intrinsic value related to stock options exercised during the six months ended March 31, 2012 was approximately $3,000. The intrinsic value related to fully vested and expected to vest stock options as of March 31, 2012 was approximately $119,000. The intrinsic value related to exercisable stock options as of March 31, 2012 was approximately $37,000.

Restricted Stock

Restricted stock awards (RSAs) and restricted stock units (RSUs) granted under the 2010 Equity Plan and 2012 Equity Plan typically vest over three years and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. RSAs are considered issued and outstanding shares on the grant date and have the same dividend and voting rights as other common stock. RSUs are not considered issued or outstanding common stock until they vest. The following table summarizes the activity related to RSAs and RSUs:

Restricted Stock Activity	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2011	410,650	$5.80	308,048	$6.20
Granted	—	—	806,134	$3.88
Vested	(128,665)	$5.68	(192,448)	$3.84
Cancelled	(15,146)	$5.68	(34,964)	$4.72
Non-vested as of March 31, 2012	266,839	$5.87	886,770	$4.66

Restricted stock awards: As of March 31, 2012, there was approximately $1.2 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 1.8 years.

Restricted stock units: As of March 31, 2012, there was approximately $3.0 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.6 years. Of the total outstanding non-vested RSUs, approximately 750,000 RSUs are expected to vest and have an aggregate intrinsic value of approximately $3.6 million and a weighted average remaining contractual term of 1.5 years. The total outstanding non-vested RSUs have an aggregate intrinsic value of approximately $4.2 million and a weighted average remaining contractual term of 1.6 years.

Stock Option Valuation Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach using the following weighted-average assumptions. The option-pricing model requires the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. The weighted-average grant date fair value of stock options granted during the three and six months ended March 31, 2012 was $3.46 and $3.23, respectively. The weighted-average grant date fair value of stock options granted during the three and six months ended March 31, 2011 was $6.32 and $3.52, respectively.

Black-Scholes Weighted Average Assumptions	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Expected dividend yield	—%	—%	—%	—%
Expected stock price volatility	103.9%	101.0%	105.2%	98.6%
Risk-free interest rate	1.0%	1.9%	0.9%	1.4%
Expected term (in years)	5.0	4.7	5.0	4.9

Employee Stock Purchase Plan

At the 2012 Annual Meeting, our shareholders approved an amendment to our 2000 Employee Stock Purchase Plan (ESPP) that increased the total number of shares of common stock on which options may be granted under the ESPP by 500,000, from a prior limit of 1,750,000 shares to a new limit of 2,250,000 shares.

Stock-based compensation

The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense (in thousands, except per share data)	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Stock-based compensation expense by award type:
Employee stock options	$1,088	$1,039	$2,135	$1,721
Restricted stock awards and units	946	90	1,521	90
Employee stock purchase plan	189	77	413	212
401(k) match in common stock	245	231	475	464
Outside director fees	74	51	178	124
Total stock-based compensation expense	$2,542	$1,488	$4,722	$2,611
Stock-based compensation expense by expense category:
Cost of revenue	$593	$236	$1,069	$453
Selling, general, and administrative	1,233	925	2,246	1,556
Research and development	716	327	1,407	602
Total stock-based compensation expense	$2,542	$1,488	$4,722	$2,611
Net effect on net loss per basic and diluted share	$(0.11)	$(0.07)	$(0.20)	$(0.12)

Loss Per Share. Our loss per share amounts were calculated by dividing net loss applicable to common stock by the weighted average number of common stock shares outstanding for the period and it is presented in the accompanying condensed consolidated statements of operations and comprehensive loss. For the three and six months ended March 31, 2012, stock options representing 2,166,814 shares of common stock, restricted stock units representing 886,770 shares of common stock, and warrants representing 750,010 shares of common stock were excluded from the computation of diluted earnings per share since we incurred a net loss for these periods and any effect would have been anti-dilutive. For the three and six months ended March 31, 2011, stock options representing 2,264,496 shares of common stock and warrants representing 750,010 shares of common stock were excluded from the computation of diluted earnings per share since we incurred a net loss for these periods and any effect would have been anti-dilutive.

Future Issuances

As of March 31, 2012, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
For future exercise of outstanding stock options	2,166,814
For future issuances to employees under the employee stock purchase plan	900,956
For future stock-based awards under the Equity Plans	1,043,005
For future exercise of warrants	750,010
For future issuance under the officer and director share purchase plan	101,401
Total reserved	4,962,186

NOTE 13.	Segment Data and Related Information

We have four operating divisions and two reporting segments.

•
Fiber Optics: EMCORE Digital Fiber Optics Products and EMCORE Broadband Fiber Optics Products are aggregated as a separate reporting segment, Fiber Optics. Our Fiber Optics reporting segment provides optical components, subsystems, and systems for the high-speed telecommunication, cable television (CATV), and fiber-to-the-premise (FTTP) networks. Additionally, we offer products for video conversion and video transport, as well as specialty photonics technologies for defense and homeland security applications.

•
Photovoltaics: EMCORE Photovoltaics and EMCORE Solar Power are aggregated as a separate reporting segment, Photovoltaics. Our Photovoltaic reporting segment provides products for both space power and terrestrial solar power applications. For space power applications, we offer high-efficiency multi-junction solar cells, covered interconnect cells (CICs), and complete satellite solar panels. For terrestrial solar power applications, we offer a broad portfolio of our multi-junction solar cells and components for use in solar concentrator systems.

We evaluate our reportable segments pursuant to ASC 280, Segment Reporting. The Company's Chief Executive Officer is the chief operating decision maker and he assesses the performance of the operating segments and allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results and other non-GAAP financial ratios.

Revenue

The following tables set forth the revenue and percentage of total revenue attributable to each of our reporting segments.

Segment Revenue	For the Three Months Ended March 31,
(in thousands, expect percentages)	2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue
Fiber Optics revenue	$21,938	58.1%	$30,032	63.6%
Photovoltaics revenue	15,842	41.9%	17,186	36.4%
Total revenue	$37,780	100.0%	$47,218	100.0%

Segment Revenue	For the Six Months Ended March 31,
(in thousands, expect percentages)	2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue
Fiber Optics revenue	$40,241	53.5%	$61,484	61.9%
Photovoltaics revenue	34,990	46.5%	37,841	38.1%
Total revenue	$75,231	100.0%	$99,325	100.0%

The following tables sets forth consolidated revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

Geographic Revenue	For the Three Months Ended March 31,
(in thousands, expect percentages)	2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue
United States	$25,207	66.7%	$34,854	73.8%
Asia	6,513	17.2%	9,669	20.5%
Europe	1,512	4.0%	2,115	4.5%
Other	4,548	12.1%	580	1.2%
Total revenue	$37,780	100.0%	$47,218	100.0%

Geographic Revenue	For the Six Months Ended March 31,
(in thousands, expect percentages)	2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue
United States	$47,573	63.2%	$69,931	70.4%
Asia	11,785	15.7%	23,898	24.1%
Europe	3,673	4.9%	4,606	4.6%
Other	12,200	16.2%	890	0.9%
Total revenue	$75,231	100.0%	$99,325	100.0%

The increase in geographic revenue "Other" category in fiscal 2012 represents orders shipped to customers located in Israel and Russia. We do not expect sales to be significant to these geographic locations for the remaining half of fiscal 2012.

Thailand Flood

In October 2011, flood waters infiltrated the offices and manufacturing floorspace of our primary contract manufacturer's facility in Thailand and suspended all production. As a result, the manufacturing infrastructure that supported approximately 50% of our Fiber Optics segment revenue was destroyed. This has had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products in the near term. Our Photovoltaics segment was not affected by the Thailand floods. See Footnote 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations.

Pending Sale of Fiber Optics-related Assets

We entered into a Master Purchase Agreement with SEI pursuant to which we have agreed to sell certain assets and transfer certain inventory purchase obligations associated with our Fiber Optics segment for $17 million, subject to certain customary purchase adjustments. See Footnote 1 - Basis of Presentation for additional disclosures related to this asset sale.

Significant Customers

During the three and six months ended March 31, 2012, Loral Space & Communications, a customer associated with our Photovoltaics segment, represented 20% and 15%, respectively, of total consolidated revenue. For both the three and six months ended March 31, 2011, Loral Space & Communications represented 13% of total consolidated revenue.

Operating Income (Loss)

The following table sets forth operating income (loss) attributable to each of our reporting segments.

Statement of Operations Data (in thousands)	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Fiber Optics operating loss	$(7,251)	$(5,106)	$(18,444)	$(9,696)
Photovoltaics operating income (loss)	(1,633)	912	(2,130)	2,727
Total operating loss	$(8,884)	$(4,194)	$(20,574)	$(6,969)

Non-Cash Expense

The following tables sets forth our significant non-cash expenses attributable to each of our reporting segments.

Depreciation, Amortization, and Accretion Expense (in thousands)	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Fiber Optics segment	$1,271	$1,630	$2,926	$3,278
Photovoltaics segment	1,106	1,333	2,226	2,692
Total depreciation, amortization, and accretion expense	$2,377	$2,963	$5,152	$5,970

Stock-based Compensation Expense (in thousands)	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Fiber Optics segment	$1,575	$900	$2,970	$1,602
Photovoltaics segment	967	588	1,752	1,009
Total stock-based compensation expense	$2,542	$1,488	$4,722	$2,611

Long-lived Assets

Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of our reporting segments.

(in thousands)	As of	As of
	March 31, 2012	September 30, 2011
Fiber Optics segment	$22,187	$26,483
Photovoltaics segment	44,158	45,546
Corporate division (unallocated)	1,032	1,007
Long-lived assets	$67,377	$73,036

As of March 31, 2012 and September 30, 2011, approximately 93% of our long-lived assets were located in the United States.

NOTE 14.	Suncore Joint Venture

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

Initially, the total registered capital of Suncore was $30 million, of which San'an contributed $18 million in cash and EMCORE contributed $12 million in cash. In addition, we entered into a Cooperation Agreement with an affiliate of San'an whereby we have received $8.5 million in consulting fees in exchange for the technology license and related support and strategic consulting services to Suncore, which we recorded as a reduction to our investment in Suncore resulting in an $8.5 million basis difference.

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

In August 2011, we signed a solar rooftop CPV development agreement with our Suncore joint venture pursuant to which we will collaborate on the development and application of the current 500X and next-generation 1000X rooftop CPV systems. In summary, Suncore agreed to purchase joint ownership rights to rooftop CPV intellectual property and reimburse us 50% of all research and development costs incurred related to rooftop CPV solutions in exchange for joint ownership rights to the newly developed intellectual property. In addition, Suncore agreed to pay us a development fee of 20% on research and development costs billed to Suncore with a maximum development fee payout of approximately $0.2 million. During the six months ended March 31, 2012, we billed Suncore approximately $0.7 million for research and developments costs and recognized $0.2 million in development fees.

Pursuant to the joint venture agreement, San'an and EMCORE share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore. During the three months ended March 31, 2012, we began recognizing the $8.5 million basis difference in our equity investment related to the receipt of the consulting fees over a five-year period using the straight-line amortization method, which is based on the estimated useful life. We continue to hold a 40% registered ownership in Suncore and we recorded a loss associated with our Suncore joint venture totaling $0.2 million and $1.2 million for the three and six months ended March 31, 2012, respectively.

As of March 31, 2012, our cumulative proportionate loss in Suncore has exceeded our net investment in Suncore by approximately $850,000. Pursuant to ASC 323-10, Investments—Equity Method and Joint Ventures – Overall, we stopped recording our proportionate share of Suncore's loss after our investment declined to a zero value since we have no obligation or intent to fund the deficit balance. We will resume applying the equity method only after our share of net income in Suncore equals the share of net losses not recognized during the period we suspended using the equity method.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included in Financial Statements under Item 1 within this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, as updated by our subsequent periodic reports. These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

Business Overview

EMCORE Corporation and its subsidiaries (the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the fiber optics and solar power markets. We were established in 1984 as a New Jersey corporation and we have two reporting segments: Fiber Optics and Photovoltaics. Our Fiber Optics reporting segment provides optical components, subsystems, and systems for the high-speed telecommunication, cable television (CATV), and fiber-to-the-premise (FTTP) networks. Additionally, we offer products for video conversion and video transport, as well as specialty photonics technologies for defense and homeland security applications. Our Photovoltaic reporting segment provides products for both space power and terrestrial solar power applications. For space power applications, we offer high-efficiency multi-junction solar cells, covered interconnect cells (CICs), and complete satellite solar panels. For terrestrial solar power applications, we offer a broad portfolio of our multi-junction solar cells and components for use in solar concentrator systems.

Our headquarters and principal executive offices are located at 10420 Research Road, SE, Albuquerque, New Mexico, 87123, and our main telephone number is (505) 332-5000. For specific information about us, our products or the markets we serve, please visit our website at http://www.emcore.com. The information contained in or linked to our website is not a part of, nor incorporated by reference into, this Quarterly Report on Form 10-Q or a part of any other report or filing with the Securities and Exchange Commission.

As previously disclosed, in October 2011 flood waters infiltrated the offices and manufacturing floorspace of our primary contract manufacturer's facility in Thailand and suspended all production. As a result, the manufacturing infrastructure that supported approximately 50% of our Fiber Optics segment revenue was destroyed. This has had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products in the near term. We are making significant progress and the rebuild plan is on schedule. We have rebuilt our own CATV production line and expect that it will be at full capacity in June 2012. Our contract manufacturer is rebuilding our telecom-related production lines which are expected to be completed in June 2012. Our Photovoltaics segment was not affected by the Thailand floods. See Footnote 9 - Flood-related Losses in the notes to the consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Pending Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with Sumitomo Electric Industries, Ltd. pursuant to which we have agreed to sell certain assets and transfer certain inventory purchase obligations associated with our Fiber Optics segment for $17 million, subject to certain customary purchase adjustments. See Footnote 1 - Basis of Presentation in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	85.8	77.6	88.2	76.6
Gross profit	14.2	22.4	11.8	23.4
Operating expense (income):
Selling, general, and administrative	22.1	19.9	21.1	17.8
Research and development	15.3	16.9	17.0	15.3
Litigation settlment	—	(5.5)	—	(2.6)
Flood-related losses	0.3	—	7.7	—
Flood-related insurance proceeds	—	—	(6.6)	—
Total operating expense	37.7	31.3	39.2	30.5
Operating loss	(23.5)	(8.9)	(27.4)	(7.1)
Other income (expense):
Interest income	—	—	—	—
Interest expense	(0.3)	(0.3)	(0.3)	(0.4)
Foreign exchange gain	0.4	1.6	0.3	0.4
Loss from equity method investment	(0.6)	(1.2)	(1.6)	(0.6)
Change in fair value of financial instruments	(0.7)	(2.2)	(0.2)	(1.3)
Other expense	—	—	—	—
Total other expense	(1.2)	(2.1)	(1.8)	(1.9)
Loss before income tax expense	(24.7)	(11.0)	(29.2)	(9.0)
Foreign income tax expense on capital distributions	—	—	(2.2)	—
Net loss	(24.7)%	(11.0)%	(31.4)%	(9.0)%

Comparison of financial results

Revenue:

(in thousands, except percentages)	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
Fiber Optics revenue	$21,938	$30,032	$(8,094)	(27.0)%
Photovoltaics revenue	15,842	17,186	(1,344)	(7.8)%
Total revenue	$37,780	$47,218	$(9,438)	(20.0)%

	For the Six Months Ended March 31,
	2012	2011	$ Change	% Change
Fiber Optics revenue	$40,241	$61,484	$(21,243)	(34.6)%
Photovoltaics revenue	34,990	37,841	(2,851)	(7.5)%
Total revenue	$75,231	$99,325	$(24,094)	(24.3)%

On a consolidated basis, we expect revenue for our third quarter ended June 30, 2012 to be in the range of $38 to $41 million, which excludes revenue associated with the assets being sold to SEI. See Footnote 1 - Basis of Presentation in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

Fiber Optics Revenue

Our Fiber Optics reporting segment provides optical components, subsystems, and systems for the high-speed telecommunication, cable television (CATV), and fiber-to-the-premise (FTTP) networks. Additionally, we offer products for video conversion and video transport, as well as specialty photonics technologies for defense and homeland security applications. Our Fiber Optics segment is broken out into two distinct product lines:

•	Broadband products, which includes cable television products, fiber-to-the-premises products, satellite communication products, and defense and homeland security products; and,

•
Digital products, which include telecom optical products, enterprise products, laser/photodetector component products, parallel optical transceiver and cable products, and fiber channel transceiver products.

Broadband product revenue:

•
For the three months ended March 31, 2012, revenue from broadband products decreased 35% from the prior year which was primarily driven by decreased unit shipments of CATV-related products. The decrease in revenue was primarily due to the impact of the Thailand flood. Sales of our CATV-related products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represents the largest percentage of our total fiber optics-related revenue.

•
For the six months ended March 31, 2012, revenue from broadband products decreased approximately 40% from the prior year which was primarily driven by decreased unit shipments of our CATV-related products slightly offset by increased unit shipments of FTTX and video-related products. The decrease in revenue was primarily due to the impact of the Thailand flood.

Digital product revenue:

•
For the three months ended March 31, 2012, revenue from digital products decreased 27% from the prior year which was primarily due to the Thailand flood. Unit shipments of datacom and telecom optical-related products were lower when compared to the prior year. Our telecom optical-related product line, which includes tunable XFP, tunable 300-pin transponders, and integrated tunable laser assemblies (ITLAs), represents the second largest percentage of our total fiber optics-related revenue. Revenue from our enterprise digital products increased by 233% when compared to the prior period due to increased unit shipments of EMCORE Connect Cables.

•
For the six months ended March 31, 2012, revenue from digital products decreased 36% from the prior year which was primarily due to the Thailand flood. Unit shipments of datacom and telecom optical-related products were lower when compared to the prior year. Revenue from our enterprise digital products increased by 150% when compared to the prior period due to increased unit shipments of EMCORE Connect Cables.

Our Fiber Optics segment accounted for 58.1% and 63.6% of our consolidated revenue for the three months ended March 31, 2012 and 2011, respectively, and 53.5% and 61.9% of our consolidated revenue for the six months ended March 31, 2012 and 2011, respectively.

Photovoltaics Revenue:

Our Photovoltaic reporting segment provides products for both space power and terrestrial solar power applications. For space power applications, we offer high-efficiency multi-junction solar cells, covered interconnect cells (CICs), and complete satellite solar panels. For terrestrial solar power applications, we offer a broad portfolio of our multi-junction solar cells and components for use in solar concentrator systems.

For the three and six months ended March 31, 2012, revenue from satellite applications decreased 16% and 10%, respectively, from the prior year. The decrease was primarily driven by lower volume sales of space solar cell CIC products. Sales of our satellite solar cells and CICs products represents the largest percentage of our total photovoltaics-related revenue. Historically, revenue has fluctuated significantly in our Photovoltaics segment due to timing of program completions and product shipments of major orders.

Revenue from our terrestrial-related products totaled approximately $1.8 million and $2.4 million for the three and six months ended March 31, 2012 with sales primarily related to CPV solar cells to our Suncore joint venture. In fiscal 2011, revenue from our terrestrial-related products was not significant as a percentage of total photovoltaics-related revenue.

Our Photovoltaics segment accounted for 41.9% and 36.4% of our consolidated revenue for the three months ended March 31, 2012 and 2011, respectively, and 46.5% and 38.1% of our consolidated revenue for the six months ended March 31, 2012 and 2011, respectively.

Gross Profit:

(in thousands, except percentages)	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
Fiber Optics gross profit	$2,059	$5,396	$(3,337)	(61.8)%
Photovoltaics gross profit	3,317	5,184	(1,867)	(36.0)%
Total gross profit	$5,376	$10,580	$(5,204)	(49.2)%

	For the Six Months Ended March 31,
	2012	2011	$ Change	% Change
Fiber Optics gross profit	$1,184	$11,198	$(10,014)	(89.4)%
Photovoltaics gross profit	7,660	12,062	(4,402)	(36.5)%
Total gross profit	$8,844	$23,260	$(14,416)	(62.0)%

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

Consolidated gross margins were 14.2% and 22.4% for the three months ended March 31, 2012 and 2011, respectively, and 11.8% and 23.4% for the six months ended March 31, 2012 and 2011, respectively.

Product warranty expense totaled approximately $0.1 million during each six-month period ended March 31, 2012 and 2011.

Stock-based compensation expense within cost of revenue totaled approximately $0.6 million and $0.2 million during the three months ended March 31, 2012 and 2011, respectively, and approximately $1.1 million and $0.5 million during the six months ended March 31, 2012 and 2011, respectively.

Fiber Optics Gross Profit:

Fiber Optics gross margin was 9.4% and 18.0% for the three months ended March 31, 2012 and 2011, respectively, and 2.9% and 18.2% for the six months ended March 31, 2012 and 2011, respectively.

Inventory excess and obsolescence expense totaled approximately $1.9 million and $2.6 million during the three months ended March 31, 2012 and 2011, respectively, and approximately $5.9 million and $3.5 million during the six months ended March 31, 2012 and 2011, respectively.

For the three and six months ended March 31, 2012, gross margins decreased from both our broadband and digital product lines when compared to the prior year. During the period, lower revenues due to the impact from the Thailand flood resulted in higher manufacturing overhead as a percentage of revenue. Manufacturing of certain fiber optics-related components was moved to Company-owned facilities which involved higher labor and other related costs. Gross margins will continue to be negatively impacted in subsequent quarters until we are able to substantially restore operations, the supply chain infrastructure is re-established, and we regain any lost market share.

Instead of completely rebuilding all flood-damaged manufacturing lines in Thailand, management has decided to realign the Company's fiber optics product portfolio and focus on business areas with strong technology differentiation and growth opportunities. Management identified certain inventory on order related to manufacturing product lines that were destroyed by the Thailand flood and will not be replaced. This expense, which totaled $0.4 million and $1.3 million for the three and six months ended March 31, 2012, respectively, was recorded within cost of revenue on our statement of operations.

Photovoltaics Gross Profit:

Photovoltaics gross margin was 20.9% and 30.2% for the three months ended March 31, 2012 and 2011, respectively, and 21.9% and 31.9% for the six months ended March 31, 2012 and 2011, respectively.

For the three and six months ended March 31, 2012, gross margins decreased from our satellite application product lines when compared to the prior year primarily due to lower revenues with product mix changes, as well as lower manufacturing yields.

Sales, General and Administrative (SG&A):

(in thousands, except percentages)	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
SG&A expense	$8,365	$9,380	$(1,015)	(10.8)%

	For the Six Months Ended March 31,
	2012	2011	$ Change	% Change
SG&A expense	$15,845	$17,644	$(1,799)	(10.2)%

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled $1.2 million and $0.9 million during the three months ended March 31, 2012 and 2011, respectively, and approximately $2.2 million and $1.6 million during the six months ended March 31, 2012 and 2011, respectively.

The decrease in SG&A expense for the three and six months ended March 31, 2012 when compared to the prior year is attributable to cost reduction measures implemented which included temporary salary reductions, employee furloughs, and reduction of discretionary spending.

As a percentage of revenue, SG&A expenses were 22.1% and 19.9% for the three months ended March 31, 2012 and 2011, respectively, and 21.1% and 17.8% for the six months ended March 31, 2012 and 2011, respectively.

Research and Development (R&D):

(in thousands, except percentages)	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
R&D expense	$5,781	$7,984	$(2,203)	(27.6)%

	For the Six Months Ended March 31,
	2012	2011	$ Change	% Change
R&D expense	$12,761	$15,175	$(2,414)	(15.9)%

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

Stock-based compensation expense within R&D totaled $0.7 million and $0.3 million during the three months ended March 31, 2012 and 2011, respectively, and $1.4 million and $0.6 million during the six months ended March 31, 2012 and 2011, respectively.

The decrease in R&D expense for the three and six months ended March 31, 2012 when compared to the prior year was attributable to cost reduction measures discussed above, as well as lower expense incurred related to our development of our tunable XFP (TXFP) transceiver when compared to the prior year. R&D expense incurred in our Photovoltaics segment increased due to our acquisition of Soliant Energy which was completed in March 2011. In August 2011, we signed a solar rooftop CPV development agreement with our Suncore joint venture pursuant to which we will collaborate on the development and application of the current 500X and next-generation 1000X rooftop CPV systems. During the three and six months ended March 31, 2012, we billed Suncore approximately $0.3 million and $0.7 million, respectively, for research and developments costs incurred.

As a percentage of revenue, R&D expenses were 15.3% and 16.9% for the three months ended March 31, 2012 and 2011, respectively, and 17.0% and 15.3% for the six months ended March 31, 2012 and 2011, respectively.

Other Operating Expense (Income):

(in thousands, except percentages)	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
Litigation settlement	$—	$(2,590)	$2,590	100.0%
Flood-related losses	$114	$—	$114	—%

	For the Six Months Ended March 31,
	2012	2011	$ Change	% Change
Litigation settlement	$—	$(2,590)	$2,590	100.0%
Flood-related losses	$5,812	$—	$5,812	—%
Flood-related insurance proceeds	$(5,000)	$—	$(5,000)	—%

Litigation Settlement:
In September 2006, we filed a lawsuit against Optium Corporation, currently part of Finisar Corporation, for patent infringement of certain patents associated with our Fiber Optics segment. In March 2011, we received a cash payment of approximately $2.6 million in satisfaction of a judgment for damages, net of legal fees which were incurred on a contingency basis.

Flood-related Losses:
During the three months ended December 31, 2011, we recorded estimated flood-related losses associated with damaged inventory and equipment of approximately $3.9 million and $1.8 million, respectively. During the three months ended March 31, 2012, we recorded an additional $0.1 million related to flood-damaged inventory. We continue to evaluate our estimates of flood-related losses, and in future quarters we may record additional adjustments for damaged inventory and equipment.

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

Operating Income (Loss):

(in thousands, except percentages)	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
Fiber Optics operating loss	$(7,251)	$(5,106)	$(2,145)	(42.0)%
Photovoltaics operating income (loss)	(1,633)	912	(2,545)	(279.1)%
Total operating loss	$(8,884)	$(4,194)	$(4,690)	(111.8)%

	For the Six Months Ended March 31,
	2012	2011	$ Change	% Change
Fiber Optics operating loss	$(18,444)	$(9,696)	$(8,748)	(90.2)%
Photovoltaics operating income (loss)	(2,130)	2,727	(4,857)	(178.1)%
Total operating loss	$(20,574)	$(6,969)	$(13,605)	(195.2)%

Income (loss) from operations represents revenue less the cost of revenue and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared service departments. Income (loss) from operations is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (23.5)% and (8.9)% for the three months ended March 31, 2012 and 2011, respectively, and (27.4)% and (7.1)% for the six months ended March 31, 2012 and 2011, respectively.

Other Income and Expenses:

(in thousands, except percentages)	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
Interest income	$1	$—	$1	—%
Interest expense	(122)	(130)	8	6.2%
Foreign exchange gain	167	749	(582)	(77.7)%
Loss from equity method investment	(241)	(587)	346	58.9%
Change in fair value of financial instruments	(256)	(1,038)	782	75.3%
Other expense	—	(5)	5	100.0%
Total other expense	$(451)	$(1,011)	$560	55.4%

	For the Six Months Ended March 31,
	2012	2011	$ Change	% Change
Interest income	$2	$—	$2	—%
Interest expense	(252)	(388)	136	35.1%
Foreign exchange gain	256	414	(158)	(38.2)%
Loss from equity method investment	(1,201)	(587)	(614)	(104.6)%
Change in fair value of financial instruments	(151)	(1,310)	1,159	88.5%
Other expense	—	(10)	10	100.0%
Total other expense	$(1,346)	$(1,881)	$535	28.4%

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

Pursuant to the joint venture agreement, San'an and EMCORE share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore. We continue to hold a 40% registered ownership in Suncore and we recorded a loss associated with our Suncore joint venture totaling $0.2 million and $1.2 million for the three and six months ended March 31, 2012, respectively.

As of March 31, 2012, our cumulative proportionate loss in Suncore has exceeded our net investment in Suncore by approximately $850,000. Pursuant to ASC 323-10, Investments—Equity Method and Joint Ventures – Overall, we stopped recording our proportionate share of Suncore's loss after our investment declined to a zero value since we have no obligation or intent to fund the deficit balance. We will resume applying the equity method only after our share of net income in Suncore equals the share of net losses not recognized during the period we suspended using the equity method. See Footnote 14 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

Change in Fair Value of Financial Instruments
As of March 31, 2012, warrants representing 750,010 shares of our common stock were outstanding. All of our warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive loss when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to affect a mandatory exercise of each warrant. The valuation model requires the input of highly subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of the warrants is primarily due to the change in the closing price of our common stock.

Foreign Income Tax Expense on Capital Distributions
During the three months ended December 31, 2011, Suncore increased their registered capital by recording a deemed capital distribution of $37.0 million which was distributed and reinvested in proportion to each entity's registered capital. San'an was allocated 60% of the deemed capital distribution, or $22.2 million, and EMCORE was allocated 40%, or $14.8 million. During this same period, Suncore also recorded a cash dividend of approximately $4.1 million in proportion to each entity's registered capital of which San'an received $2.5 million and EMCORE received $1.6 million. EMCORE incurred a 10% foreign income tax of approximately $1.6 million associated with these capital distributions. EMCORE's cash dividend was equal to the foreign income tax expense incurred on these capital distributions. See Footnote 14 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

Net Loss:

(in thousands, except percentages)	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
Net loss	$(9,335)	$(5,205)	$(4,130)	(79.3)%

	For the Six Months Ended March 31,
	2012	2011	$ Change	% Change
Net loss	$(23,564)	$(8,850)	$(14,714)	(166.3)%

Net loss per basic and diluted share was $(0.40) and $(0.24) for the three months ended March 31, 2012 and 2011, respectively, and $(1.00) and $(0.41) for the six months ended March 31, 2012 and 2011, respectively.

Order Backlog:

As of March 31, 2012, order backlog for our Photovoltaics segment totaled $55.7 million, approximately an 8% increase from $51.7 million reported as of December 31, 2011, in part driven by an increase in satellite solar cell orders. The backlog as of March 31, 2012 includes $10.1 million of terrestrial solar cell orders from our Suncore joint venture. Order backlog is defined as purchase orders or supply agreements accepted by us with expected product delivery and/or services to be performed within the next twelve months. From time to time, our customers may request that we delay shipment of certain orders and our order backlog could also be adversely affected if our customers unexpectedly cancel purchase orders that we have previously accepted.

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

Cash Flow:

Net Cash Provided By (Used In) Operating Activities

(in thousands, except percentages)	For the Six Months Ended March 31,
	2012	2011	$ Change	% Change
Net cash provided by (used in) operating activities	$10,955	$(1,009)	$11,964	1,185.7%

Fiscal 2012:
For the six months ended March 31, 2012, our operating activities provided cash of $11.0 million primarily due to the net change in our current assets and liabilities (or working capital components) of $16.1 million. Our net loss of $23.6 million was partially offset by flood-related losses of $5.8 million, depreciation, amortization, and accretion expense of $5.2 million, stock-based compensation expense of $4.7 million, provision for losses on inventory purchase commitments of $1.3 million, and losses from our Suncore joint venture totaling $1.2 million. The change in our current assets and liabilities of $16.1 million was primarily the result of an increase in accrued expenses and other current liabilities of approximately $8.6 million, an increase in accounts payable of approximately $8.2 million, and a decrease in accounts receivable of $7.1 million; partially offset by an increase in inventory of $7.8 million.

Fiscal 2011:
For the six months ended March 31, 2011, our operating activities consumed cash of $1.0 million primarily due to the net change in our working capital components of approximately $2.9 million. Our net loss of approximately $8.9 million was offset by depreciation and amortization expense of approximately $6.0 million, stock-based compensation expense of $2.6 million, and the change in fair value of our outstanding warrants of $1.3 million. The change in our current assets and liabilities of approximately $2.9 million was primarily the result of an increase in other assets of $3.5 million and a decrease in accounts payable of $1.8 million; partially offset by a decrease in accounts receivable of $2.1 million.

Net Cash Used In Investing Activities

(in thousands, except percentages)	For the Six Months Ended March 31,
	2012	2011	$ Change	% Change
Net cash used in investing activities	$(6,567)	$(8,104)	$1,537	19.0%

Fiscal 2012:
For the six months ended March 31, 2012, our investing activities consumed $6.6 million of cash primarily due to $5.5 million related to capital expenditures, $2.0 million related to deposits on equipment orders, and $0.7 million related to an increase of restricted cash; partially offset by a net distribution of capital related to our Suncore joint venture of $1.6 million. See Footnote 14 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

We anticipate that we will need to repair and replace equipment that has been submerged as a result of the Thailand flooding. Capital expenditures have increased sharply compared to fiscal 2011 as we rebuild our production capacity. We expect our capital expenditures will be funded primarily by insurance proceeds.

Fiscal 2011:
For the six months ended March 31, 2011, our investing activities consumed $8.1 million of cash primarily due to a $4.0 million investment in our Suncore joint venture, $1.7 million related to capital expenditures, and an increase of restricted cash of $1.3 million.

Net Cash Provided By Financing Activities

(in thousands, except percentages)	For the Six Months Ended March 31,
	2012	2011	$ Change	% Change
Net cash provided by financing activities	$4,095	$3,954	$141	3.6%

For the six months ended March 31, 2012 and 2011, our financing activities provided cash primarily due to borrowings from our bank credit facility. See Footnote 1 - Basis of Presentation in the notes to the consolidated financial statements for information related to our bank credit facility borrowing.

Liquidity and Capital Resources

Historically, we have consumed cash from operations and incurred significant net losses. We have managed our liquidity position through a series of cost reduction initiatives, borrowings under our credit facility, capital markets transactions, and the sale of assets.

As of March 31, 2012, cash and cash equivalents totaled $24.1 million and working capital totaled $13.5 million. Working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the three and six months ended March 31, 2012, we incurred a net loss of approximately $9.3 million and $23.6 million, respectively. Net cash provided by operating activities for the six months ended March 31, 2012 totaled $11.0 million which was primarily due to an increase in customer deposits and a decrease in accounts receivable.

With respect to measures taken to improve liquidity:

•
In November 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank (Wells Fargo). The credit facility provides us with a revolving credit of up to $35 million through November 2013 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and was initially subject to a borrowing base formula based on the Company's eligible accounts receivable and inventory accounts. On December 21, 2011, we signed an amendment to our credit facility that increased our eligible borrowing base by up to $10 million by adding to the borrowing base formula 85% of the appraised value of the Company's equipment and 50% of the appraised value of the Company's real estate. In addition, Wells Fargo reduced our restrictions under the excess availability financial covenant requirement from $7.5 million to $3.5 million through December 2012. The interest rate on outstanding borrowings was increased to LIBOR rate plus four percent. We now expect at least 70% of the total amount of credit under the credit facility to be available for use based on the revised borrowing base formula during fiscal 2012. The credit facility will return to its previous agreement terms on the earlier of (i) December 31, 2012, or (ii) the date that we receive insurance proceeds of not less than $30.0 million in the aggregate applicable to the flooding of our primary contract manufacturer in Thailand.

We expect that the pending sale of Fiber Optics-related assets to SEI will reduce availability under our eligible borrowing base by approximately $5.0 million.

Our credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, minimum tangible net worth and EBITDA covenants, and limitations on liens and certain additional indebtedness and guarantees. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement of $7.5 million prior to the amendment, and $3.5 million following the amendment, the other covenants are not required to be met. As of March 31, 2012, we were in compliance with the financial covenants contained in the credit facility.

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

As of March 31, 2012, we had a $21.0 million LIBOR rate loan outstanding under our credit facility, with an interest rate of 4.5%, which was paid off with cash on hand on April 6, 2012. As of March 31, 2012, the credit facility also had approximately $2.5 million reserved for nine outstanding stand-by letters of credit, leaving a borrowing availability balance under the credit facility of approximately $2.0 million.

•
In August 2011, we entered into a committed equity line financing facility (equity facility) with Commerce Court Small Cap Value Fund, Ltd. (Commerce Court) whereby Commerce Court has committed, upon issuance of a draw-down request by us, to purchase up to $50 million worth of our common stock over a two-year period, subject to our common stock trading above $4 per share, as adjusted for the four-to-one reverse stock split, during the draw down period, unless a waiver is received. As of March 31, 2012, there have been no draw down transactions completed under this equity facility.

•
In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer will purchase equipment to rebuild our affected manufacturing lines which is expected to cost approximately $5.7 million. We agreed to reimburse our contract manufacturer using insurance proceeds that we expect to receive. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds.

•	During the three months ended December 31, 2011:

◦
We signed agreements with certain customers related to our Fiber Optics segment pursuant to which they have received an allocation of our finished goods inventory that was not damaged by the Thailand flood, as well as receive a percentage of future output from our new production lines being placed into service during fiscal 2012. As consideration, we received $6.8 million as partial prepayments for future product shipments. These advanced payments are being used to support our working capital requirements and purchases of manufacturing equipment and are presented within accrued expenses on our consolidated balance sheet.

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

•
As discussed above, we entered into a Master Purchase Agreement with SEI pursuant to which we have agreed to sell certain assets and transfer certain inventory purchase obligations associated with our Fiber Optics segment for $17 million, subject to certain customary purchase adjustments.

We believe that our existing balances of cash and cash equivalents, the agreement with our contract manufacturer to delay payment terms and purchase equipment on our behalf, benefits expected from insurance proceeds, proceeds from the pending sale of certain Fiber Optics-related assets, and amounts expected to be available under our credit and equity facilities will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next 12 months.

However, in the event of unforeseen circumstances, unfavorable market or economic developments, unfavorable results from operations, any failure to receive expected proceeds from insurance or the pending sale of Fiber Optics-related assets, or if Wells Fargo declares an event of default on the credit facility, we may have to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt, or selling certain product lines and/or portions of our business. There can be no assurance that we will be able to raise additional funds on terms acceptable to us, or at all. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if we experience negative operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, results of operations, and cash flows may be adversely affected.

Contractual Obligations and Commitments

See Footnote 11 - Commitments and Contingencies in the notes to the consolidated financial statements for disclosures related to our contractual obligations and commitments.

Critical Accounting Policies

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for disclosures related to our critical accounting policies.

In October 2011, flood waters infiltrated the offices and manufacturing floorspace of our primary contract manufacturer's facility in Thailand and suspended all production. We have designated our accounting policy related to estimating losses associated with the Thailand flood as a critical accounting policy effective during the six months ended March 31, 2012. See Footnote 9 - Flood-related Losses in the notes to the consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

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

Segment Data and Related Information

See Footnote 13 - Segment Data and Related Information in the notes to the consolidated financial statements for disclosures related to business segment revenue, geographic revenue, significant customers, and operating loss by business segment.

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

Management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act) as of March 31, 2012.  Based on this evaluation, management concluded that the Company's disclosure controls and procedures were not effective because of the material weaknesses described in section (c) below.

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

b.           Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

c.           In Process Remediation Actions to Address the Internal Control Weaknesses

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  Management identified the following material weaknesses in the Company's internal control over financial reporting as of September 30, 2011 which continue to exist as of March 31, 2012:

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

In response to the identified material weaknesses described above, the Company is working on improving its control activities. Management believes that actions taken during the quarter ended March 31, 2012, along with other improvements not yet implemented, will address the material weaknesses in the Company's internal control over financial reporting described above.  Company management plans to continue to review and make changes to the overall design of its control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting.
In particular, the Company has implemented the measures described below to remediate the material weaknesses.

1) Control activities related to certain inventory reserve transactions

The Company has defined and implemented a new process for the quarterly review and recording of inventory reserves associated with excess material.

2) Control activities related to certain inventory held by third parties

The Company has defined lower thresholds for the reconciliation of third party inventory and expanded documentation of the reviews performed.

Management is monitoring the effectiveness of these recent actions and will make changes if deemed necessary and appropriate.

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

PART II.    Other Information
ITEM 1.     Legal Proceedings

See Footnote 11 - Commitments and Contingencies in the notes to our consolidated financial statements for disclosures related to our legal proceedings.

ITEM 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011, which could materially affect our business, financial condition or future results. We do not believe the Company's risks have changed materially since we filed our Form 10-K on December 29, 2011. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors as disclosed in our Annual Report other than the following:

Our pending sale of certain Fiber Optics-related assets to Sumitomo Electric Industries, Ltd. (SEI), is subject to the satisfaction of material conditions. A failure of the transaction to close would likely have a material adverse effect on us.

Our agreement with SEI for the sale of certain Fiber Optics-related assets includes customary representations, warranties, covenants, termination provisions, and indemnities by EMCORE and SEI. Each party's obligation to consummate this transaction is conditioned upon, among other things, (i) the accuracy of the parties' representations and warranties as of the closing, (ii) the parties' performance, in all material respects, of all covenants, and (iii) regulatory approval from the Committee on Foreign Investment in the United States (CFIUS). Either party has the right to terminate the Master Purchase Agreement if the closing has not occurred by July 1, 2012.

A failure to close this transaction for any reason, including a failure to obtain CFIUS approval or a breach by either party, may have a material adverse effect on us and on our operating results and financial condition and could affect the price and price volatility of our common stock. Our relationships or credibility with customers could suffer if transition arrangements are planned but not implemented due to a failure to close, including any failure to close for reasons beyond our control. A failure to close this transaction could also have a material adverse effect on our liquidity position.

If the SEI transaction is consummated, the successful transition of this part of our business will be subject to additional risks and uncertainties that may have an adverse material effect on our performance.

If the SEI transaction is consummated, the successful transition of this part of our business will also be subject to additional risks and uncertainties. The assets included in the transaction will need to be transferred to SEI and as part of separate transitional service agreements, we have agreed to support the operations related to this asset sale in some cases over several years. These initiatives can be time-consuming, disruptive to our operations, and costly in the short-term. However, there can be no assurance that these initiatives will be successful. Any of these uncertainties could materially adversely affect our operating results and customer relationships.

ITEM 6.     Exhibits

Exhibit Number	Exhibit Description
2.1**	Master Purchase Agreement, dated March 27, 2012, between Sumitomo Electric Industries, Ltd. and the Company (+)
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________
** Filed herewith

(+) CERTAIN CONFIDENTIAL INFORMATION CONTAINED IN THIS DOCUMENT, MARKED BY BRACKETS, HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO RULE 24B-2 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	May 3, 2012	By:	/s/ Hong Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2012	By:	/s/ Mark Weinswig
Mark Weinswig
Chief Financial Officer (Principal Financial and Accounting Officer)