Form 10-Q/A
period 2012-03-31
EMCORE CORP
filed 2012-08-07
CIK 808326

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

EMCORE CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED MARCH 31, 2012

Explanatory Note to Form 10-Q Amendment No. 1

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Form 10-Q”) of EMCORE Corporation is being filed for the purpose of re-filing Exhibit 2.1 to the Form 10-Q in response to comments received from the Securities and Exchange Commission (the “SEC”) in connection with a pending request for confidential treatment of portions of such exhibit. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant's principal executive officer and principal financial officer are filed as exhibits hereto.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after May 3, 2012) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the registrant's other filings with the SEC.

Table of Contents

ITEM 6.     Exhibits

Exhibit Number	Exhibit Description
2.1*	Master Purchase Agreement, dated March 27, 2012, between Sumitomo Electric Industries, Ltd. and the Company (+)
31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________
* Filed herewith

** Previously furnished with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, as filed on May 3, 2012.

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

EMCORE CORPORATION

Date:	August 7, 2012	By:	/s/ Hong Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2012	By:	/s/ Mark Weinswig
Mark Weinswig
Chief Financial Officer (Principal Financial and Accounting Officer)

3