Form 10-Q
period 2012-06-30
EMCORE CORP
filed 2012-08-08
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of August 3, 2012, the number of shares outstanding of our no par value common stock totaled 24,060,945.

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
For the Quarterly Period Ended June 30, 2012

PART I.	Financial Information

ITEM 1.	Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine Months Ended June 30, 2012 and 2011
(in thousands, except loss per share)
(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Revenue	$41,062	$49,480	$116,293	$148,805
Cost of revenue	36,677	40,010	103,064	116,075
Gross profit	4,385	9,470	13,229	32,730
Operating expense (income):
Selling, general, and administrative	8,758	9,657	24,603	27,301
Research and development	4,996	9,549	17,757	24,724
Impairment	1,425	—	1,425	—
Litigation settlements, net	1,050	1,465	1,050	(1,125)
Flood-related loss (recovery)	(293)	—	5,519	—
Flood-related insurance proceeds	—	—	(5,000)	—
Gain on sale of assets	(2,793)	—	(2,793)	—
Total operating expense	13,143	20,671	42,561	50,900
Operating loss	(8,758)	(11,201)	(29,332)	(18,170)
Other income (expense):
Interest expense, net	(146)	(132)	(396)	(520)
Foreign exchange gain (loss)	(196)	625	60	1,039
Loss from equity method investment	—	(259)	(1,201)	(846)
Change in fair value of financial instruments	61	(107)	(90)	(1,417)
Other expense	—	(5)	—	(15)
Total other income (expense)	(281)	122	(1,627)	(1,759)
Loss before income tax expense	(9,039)	(11,079)	(30,959)	(19,929)
Foreign income tax expense on capital distributions	—	—	(1,644)	—
Net loss	$(9,039)	$(11,079)	$(32,603)	$(19,929)
Foreign exchange translation adjustment	9	(304)	434	(612)
Comprehensive loss	$(9,030)	$(11,383)	$(32,169)	$(20,541)
Per share data:
Net loss per basic share	$(0.38)	$(0.49)	$(1.39)	$(0.91)
Net loss per diluted share	$(0.38)	$(0.49)	$(1.39)	$(0.91)
Weighted-average number of basic shares outstanding	23,686	22,461	23,441	21,858
Weighted-average number of diluted shares outstanding	23,686	22,461	23,441	21,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of June 30, 2012 and September 30, 2011
(in thousands, except per share data)
(unaudited)

	As of	As of
	June 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$20,245	$15,598
Restricted cash	571	544
Accounts receivable, net of allowance of $3,262 and $3,332, respectively	30,726	34,875
Inventory	38,938	33,166
Prepaid expenses and other current assets	9,421	7,168
Total current assets	99,901	91,351
Property, plant, and equipment, net	46,923	46,786
Goodwill	20,384	20,384
Other intangible assets, net	3,745	5,866
Equity method investment	—	2,374
Other non-current assets, net of allowance of $3,371 and $3,641, respectively	4,476	3,537
Total assets	$175,429	$170,298
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$22,291	$17,557
Accounts payable	36,560	26,581
Warrant liability	691	601
Accrued expenses and other current liabilities	33,198	22,319
Total current liabilities	92,740	67,058
Asset retirement obligations	4,953	4,800
Deferred gain associated with sale of assets	3,400	—
Other long-term liabilities	1,047	4
Total liabilities	102,140	71,862
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 24,082 shares issued and 24,042 shares outstanding as of June 30, 2012; 23,521 shares issued and 23,481 shares outstanding as of September 30, 2011	720,085	713,063
Treasury stock, at cost; 40 shares	(2,083)	(2,083)
Accumulated other comprehensive income	1,346	912
Accumulated deficit	(646,059)	(613,456)
Total shareholders’ equity	73,289	98,436
Total liabilities and shareholders’ equity	$175,429	$170,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2012 and 2011
(in thousands)
(unaudited)

	For the Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(32,603)	$(19,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	1,425	—
Depreciation, amortization, and accretion expense	7,118	8,903
Stock-based compensation expense	5,997	5,572
Provision adjustments related to doubtful accounts	(175)	63
Provision adjustments related to product warranty	189	312
Provision for losses on inventory purchase commitments	1,621	—
Loss from equity method investment	1,201	846
Change in fair value of financial instruments	90	1,417
Net gain on disposal of equipment	(3)	—
Flood-related loss, net of recoveries	5,519	—
Gain on sale of assets	(2,793)	—
Total non-cash adjustments	20,189	17,113
Changes in operating assets and liabilities:
Accounts receivable	4,494	2,371
Inventory	(13,504)	(398)
Other assets	(248)	(4,515)
Accounts payable	9,750	825
Accrued expenses and other current liabilities	7,896	2,064
Total change in operating assets and liabilities	8,388	347
Net cash used in operating activities	(4,026)	(2,469)
Cash flows from investing activities:
Purchase of equipment	(9,802)	(3,274)
Deposits on equipment orders	(1,887)	—
Investments in internally-developed patents	—	(475)
Investment in an unconsolidated affiliate	—	(12,000)
Dividend from an unconsolidated affiliate	1,644	—
Consulting fees received related to an unconsolidated affiliate	—	5,500
Purchase of a business	—	(750)
Proceeds from sale of assets	13,121
Increase in restricted cash	(27)	(928)
Net cash provided by (used in) investing activities	3,049	(11,927)
Cash flows from financing activities:
Net proceeds from borrowings from credit facilities	4,735	3,786
Net proceeds from private placement transaction	—	9,653
Proceeds from stock plans	671	874
Payments on capital lease obligations	—	(4)
Net cash provided by financing activities	5,406	14,309
Effect of exchange rate changes on foreign currency	218	(1,028)
Net increase (decrease) in cash and cash equivalents	4,647	(1,115)
Cash and cash equivalents at beginning of period	15,598	19,944
Cash and cash equivalents at end of period	$20,245	$18,829
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$329	$813
Cash paid during the period for income taxes	$1,644	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment under capital lease	$3,722	$—
Prior consulting fees received related to an unconsolidated affiliate	$—	$3,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
For the Nine Months Ended June 30, 2012
(unaudited)

NOTE 1.	Basis of Presentation

Business Overview

EMCORE Corporation and its subsidiaries (the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the fiber optics and solar power markets. We were established in 1984 as a New Jersey corporation and we have two reporting segments: Fiber Optics and Photovoltaics. Our Fiber Optics reporting segment provides optical components, subsystems, and systems for high-speed telecommunications, cable television (CATV), and fiber-to-the-premise (FTTP) networks, as well as products for satellite communications, video transport, and specialty photonics technologies for defense and homeland security applications. Our Photovoltaics reporting segment provides products for both space and terrestrial solar power applications. For space solar power applications, we offer high-efficiency multi-junction solar cells, covered interconnect cells (CICs), and complete satellite solar panels. For terrestrial solar power applications, we offer a broad portfolio of concentrator photovoltaics (CPV) multi-junction solar cells and components, as well as commercial rooftop solar concentrator systems.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2011 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

All significant intercompany accounts and transactions have been eliminated in consolidation. We are not the primary beneficiary of, nor do we hold a significant variable interest in, any variable interest entity. Certain prior period amounts have been reclassified to conform to the current period presentation.

Reverse Stock Split

On January 27, 2012, we announced that our Board of Directors approved a four-to-one reverse stock split of our common stock. Our shareholders had previously authorized our Board of Directors to approve a reverse stock split at our 2011 Annual Meeting held on June 14, 2011. On February 15, 2012, we filed a Certificate of Amendment to our Restated Certificate of Incorporation in order to effect the reverse stock split and reduce the number of authorized shares of our common stock from 200 million to 50 million. Our common stock began trading on the NASDAQ Global Market on a split-adjusted basis on February 16, 2012. No fractional shares were issued in connection with the reverse stock split; all share amounts were rounded up. Furthermore, proportional adjustments were made to our stock options, warrants, and other securities. The change in the number of shares has been applied retroactively to all share and per share amounts presented in our consolidated financial statements and accompanying notes.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period.

The accounting estimates that require significant, difficult, and/or subjective judgments include:

•	the valuation of inventory, goodwill, intangible assets, warrants, and stock-based compensation;

•	depreciation, amortization, and assessment of recovery of long-lived assets;

•	asset retirement obligations and contingencies including litigation and indemnification-related;

•	revenue recognition associated with the percentage of completion method;

•	the allowance for doubtful accounts and warranty accruals; and,

•	impairment and other losses associated with the Thailand flood.

We have designated our accounting policy related to estimating losses associated with the Thailand flood as a critical accounting policy effective during the nine months ended June 30, 2012. See Note 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations.

We develop estimates based on historical experience and on various assumptions about the future that are believed to be reasonable based on the best information available to us. Our reported financial position and/or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. This transaction has been recorded as a sale of assets since it did not meet the criteria to be considered a component of our business. The assets sold included inventory, fixed assets, and intellectual property which enabled approximately $1.8 million and $9.2 million of revenue from sales of datacom, parallel optical devices and EMCORE Connects Cable products during the three and nine months ended June 30, 2012, respectively. We have indemnified SEI up to $3.4 million for potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of June 30, 2012 as a result of certain contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Payment of escrow amounts occurs over a two-year period and is subject to claim adjustments. We deferred approximately $4.9 million of the gain on sale until the indemnification obligation and purchase price adjustment contingencies are resolved.

In May 2012, we also entered into a separate facility lease and transition services agreement (TSA) with SEI related to financial services, supply chain, facility, and information infrastructure support functions to be provided by us. We believe the values assigned to the facility lease and TSA approximate fair value. During the three months ended June 30, 2012, we recognized $0.5 million related to TSA fees and facility rental income which was recorded as a benefit against operating expenses incurred for such services.

The TSA included a $0.5 million credit to be applied against fees incurred over a twelve-month period through May 2013. We also incurred $0.6 million in expenses directly associated with this transaction. The TSA credit and transaction-related expenses incurred were applied against the proceeds received in determination of the gain recognized during the period.

Liquidity and Capital Resources

Historically, we have consumed cash from operations and incurred significant net losses. We have managed our liquidity position through a series of cost reduction initiatives, borrowings from our credit facility, capital markets transactions, and the sale of assets.

As of June 30, 2012, cash and cash equivalents totaled $20.2 million and working capital totaled approximately $7.2 million. Working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the three and nine months ended June 30, 2012, we incurred a net loss of $9.0 million and $32.6 million, respectively. Net cash used in operating activities for the nine months ended June 30, 2012 totaled $4.0 million.

With respect to measures taken to improve liquidity:

•
Credit Facility: In November 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank (Wells Fargo). The credit facility provides us with a revolving credit of up to $35.0 million through November 2013 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable and inventory accounts.

Our credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, minimum tangible net worth and EBITDA covenants, and limitations on liens and certain additional indebtedness and guarantees. The covenants are written such that as long as we maintain a minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of June 30, 2012, we were in compliance with this financial covenant.

Our credit facility also contains certain events of default, including a subjective acceleration clause. Under this clause, Wells Fargo may declare an event of default if it believes in good faith that our ability to pay all or any portion of our indebtedness with Wells Fargo or to perform any of our material obligations under the credit facility has been impaired, or if it believes in good faith that there has been a material adverse change in the business or financial condition of the Company. If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the credit facility, cease making advances under the credit facility, or take possession of the Company's assets that secure its obligations under the credit facility. We do not anticipate at this time any change in the business or financial condition of the Company that could be deemed a material adverse change by Wells Fargo. Wells Fargo has confirmed that they do not consider the flooding at our contract manufacturer's facility in Thailand to be a material adverse change in the business or financial condition of the Company.

On December 21, 2011, we entered into a First Amendment to the credit facility which increased our eligible borrowing base by up to $10.0 million by adding to the borrowing base formula 85% of the appraised value of the Company's equipment and 50% of the appraised value of the Company's real estate. In addition, Wells Fargo reduced our restrictions under the excess availability financial covenant requirement from $7.5 million to $3.5 million through December 2012. The interest rate on outstanding borrowings was increased to LIBOR rate plus four percent. The credit facility will return to its previous agreement terms on the earlier of (i) December 31, 2012, or (ii) the date that we receive insurance proceeds of not less than $30.0 million in the aggregate applicable to the flooding of our primary contract manufacturer in Thailand.

On June 14, 2012, we entered into a Second Amendment to the credit facility, which amended among other things, the borrowing base increase under the First Amendment, which is subject to automatic reductions to (i) $8.1 million on July 1, 2012; and to (ii) $3.1 million on January 1, 2013. The Second Amendment automatically reduces the $8.1 million and $3.1 million thresholds referenced above to $5.0 million and $0, respectively, if the sale of certain assets does not occur. The amended credit facility no longer includes certain assets in the potential borrowing base including certain machinery and equipment and real estate.

As of June 30, 2012, we had a $22.3 million LIBOR rate loan outstanding under our credit facility, with an interest rate of 4.5%. As of August 3, 2012, the outstanding balance under this credit facility totaled approximately $17.0 million. As of June 30, 2012, the credit facility also had $2.4 million reserved for nine outstanding stand-by letters of credit, leaving a remaining $0.7 million borrowing availability balance under this credit facility. We expect at least 70% of the total amount of credit under this credit facility to be available for use over the next year.

•
Equity Facility: In August 2011, we entered into a committed equity line financing facility (equity facility) with Commerce Court Small Cap Value Fund, Ltd. (Commerce Court) whereby Commerce Court has committed, upon issuance of a draw-down request by us, to purchase up to $50 million worth of our common stock over a two-year period, subject to our common stock trading above $4 per share, as adjusted for the reverse stock split, during the draw down period, unless a waiver is received. As of June 30, 2012, there have been no draw down transactions completed under this equity facility.

•
Sale of Fiber Optics-related Assets: The sale of our vertical cavity surface emitting lasers (VCSEL)-based and enterprise-related product lines provided $13.1 million of cash and this sale is expected to simplify our operating structure and reduce our fixed costs.

•
Impact From Thailand Flood: In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. During the three months ended June 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $3.7 million and recorded an equipment capital lease obligation of $2.9 million, net of equipment deposits. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds. Our contract manufacturer is required under its production agreement with us to reimburse us for losses to inventory and equipment incurred while at their facility. We are working with our contract manufacturer (and our contract manufacturer's insurance carrier) to receive insurance proceeds to cover the direct damages to our assets that were impacted by the flood. We are not a named beneficiary of our contract manufacturer's insurance policy. The timing and amounts of the recovery from the contract manufacturer, including insurance proceeds, are uncertain at this time. Insurance recoveries related to inventory and equipment destroyed by the Thailand flood will be recognized when they become realized. See Note 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations.

We believe that our existing balances of cash and cash equivalents, the agreement with our contract manufacturer to delay payment terms and purchase equipment on our behalf, benefits expected from insurance proceeds, and amounts expected to be available under our credit and equity facilities will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next twelve months.

However, in the event of unforeseen circumstances, unfavorable market or economic developments, unfavorable results from operations, any failure to receive expected proceeds from insurance, material claims made under the indemnification provisions of our Master Purchase Agreement with SEI, or if Wells Fargo declares an event of default on the credit facility, we may have to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt, or selling certain product lines and/or portions of our business. There can be no assurance that we will be able to raise additional funds on terms acceptable to us, or at all. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if we experience negative operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, results of operations, and cash flows may be adversely affected.

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

•
Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within this hierarchy is determined based on the lowest level input that is significant to the fair value measurement. We do not hold any financial assets or liabilities within Level 3.

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table lists our financial assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurement
(in thousands)	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
As of June 30, 2012
Assets:
Cash and cash equivalents	$20,245	—	—	$20,245
Restricted cash	$571	—	—	$571
Liabilities:
Warrant liability	—	$691	—	$691
As of September 30, 2011
Assets:
Cash and cash equivalents	$15,598	—	—	$15,598
Restricted cash	$544	—	—	$544
Liabilities:
Warrant liability	—	$601	—	$601

Cash consists primarily of bank deposits and occasionally highly liquid short-term investments with a maturity of three months or less at the time of purchase.

Restricted cash represents temporarily restricted deposits held as compensating balances against short-term borrowing arrangements.

As of June 30, 2012 and September 30, 2011, warrants representing 750,010 shares of our common stock were outstanding.
All of our warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive loss when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to affect a mandatory exercise of each warrant. The valuation model requires the input of highly subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of our warrants has been primarily due to the change in the closing price of our common stock.

The carrying amounts of accounts receivable, prepaid expenses and other current assets, borrowings from our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

Impairment tests related to our goodwill and long-lived assets involves comparing fair value to carrying amount. See Note 7 - Intangible Assets for disclosures related to recent long-lived asset impairment tests.

NOTE 4.	Accounts Receivable

The components of accounts receivable consisted of the following:

(in thousands)	As of	As of
	June 30, 2012	September 30, 2011
Accounts receivable	$27,916	$33,938
Accounts receivable – unbilled	6,072	4,269
Accounts receivable, gross	33,988	38,207
Allowance for doubtful accounts	(3,262)	(3,332)
Accounts receivable, net	$30,726	$34,875

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

As of June 30, 2012 and September 30, 2011, we had $6.1 million and $3.3 million, respectively, of accounts receivable recorded using the percentage of completion method. Of these amounts, $1.4 million was invoiced and $4.7 million was unbilled as of June 30, 2012; and, $1.3 million was invoiced and $2.0 million was unbilled as of September 30, 2011.

NOTE 5.	Inventory

The components of inventory consisted of the following:

(in thousands)	As of	As of
	June 30, 2012	September 30, 2011
Raw materials	$17,603	$13,799
Work in-process	9,524	7,129
Finished goods	11,811	12,238
Inventory	$38,938	$33,166

During the nine months ended June 30, 2012, we recorded flood-related losses associated with damaged inventory of approximately $3.7 million. During the three months ended June 30, 2012, we recovered $0.3 million of our inventory which was previously believed to be damaged by the Thailand flood. See Note 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations.

In May 2012, we sold approximately $5.1 million of inventory to SEI pursuant to a Master Purchase Agreement signed in March 2012. We also wrote-off $0.3 million of inventory associated with product lines sold to SEI which will no longer be manufactured by us. See Note 1 - Basis of Presentation for additional disclosures related to this asset sale.

NOTE 6.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

(in thousands)	As of	As of
	June 30, 2012	September 30, 2011
Land	$1,502	$1,502
Building and improvements	19,463	19,904
Equipment	12,443	12,656
Furniture and fixtures	190	51
Computer hardware and software	1,050	1,041
Leasehold improvements	3,820	4,631
Construction in progress	8,455	7,001
Property, plant, and equipment, net	$46,923	$46,786

During the nine months ended June 30, 2012, we recorded flood-related losses associated with damaged equipment of approximately $1.8 million. In addition, equipment under capital lease totaling $1.9 million as of September 30, 2011 was also damaged by the Thailand flood and was written off against our outstanding capital lease obligation. We have entered into agreements with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. During the three months ended June 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $3.7 million and recorded an equipment capital lease obligation of $2.9 million, net of equipment deposits. See Note 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations.

In May 2012, we sold approximately $0.9 million of equipment, net of accumulated amortization, to SEI pursuant to a Master Purchase Agreement signed in March 2012. See Note 1 - Basis of Presentation for additional disclosures related to this asset sale.

As of June 30, 2012 and September 30, 2011, accumulated depreciation was approximately $75.1 million and $105.5 million, respectively. The reduction in accumulated depreciation was primarily due to sale of equipment to SEI and the write-off of damaged equipment due to the Thailand flood.

See Note 7 - Intangible Assets for disclosures related to recent long-lived asset impairment tests.

NOTE 7.	Intangible Assets

The following table sets forth the carrying value of intangible assets by reporting segment:

(in thousands)	As of June 30, 2012			As of September 30, 2011
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Fiber Optics:
Core Technology	$12,727	$(10,982)	$1,745	$13,872	$(10,862)	$3,010
Customer Relations	3,511	(2,287)	1,224	3,511	(2,071)	1,440
Patents	4,697	(4,352)	345	4,697	(4,265)	432
	20,935	(17,621)	3,314	22,080	(17,198)	4,882
Photovoltaics:
Patents	1,972	(1,541)	431	2,279	(1,295)	984
Total	$22,907	$(19,162)	$3,745	$24,359	$(18,493)	$5,866

In May 2012, we sold approximately $0.5 million of fiber optics-related intangible assets, net of accumulated amortization, to SEI pursuant to a Master Purchase Agreement signed in March 2012. See Note 1 - Basis of Presentation for additional disclosures related to this asset sale.

Amortization expense related to intangible assets is included in sales, general, and administrative expense on our statement of operations and comprehensive loss. Based on the carrying amount of our intangible assets as of June 30, 2012, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense
(in thousands)
Three months ended September 30, 2012	$317
Fiscal year ended September 30, 2013	1,269
Fiscal year ended September 30, 2014	1,017
Fiscal year ended September 30, 2015	555
Fiscal year ended September 30, 2016	555
Thereafter	32
Total	$3,745

Impairment Testing

As of December 31, 2011, we performed an impairment test of long-lived assets within our Fiber Optics segment and we determined that no impairment existed. The impairment test was triggered by a change in long-term financial and cash flow forecasts due to the adverse impact the Thailand flood has had on our operations. See Note 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations. In making this determination, we used certain assumptions, including estimates of future cash flows expected to be generated by these long-lived assets, which are based on additional assumptions such as asset utilization, expected length of service from the assets, and estimated salvage values. If we are unable to achieve projected cash flows, we may be required to perform additional impairment tests of our remaining long-lived assets which may result in the recording of impairment charges.

As of June 30, 2012, we performed an evaluation of an asset group within our Photovoltaics segment for impairment of long-lived assets. The impairment test was triggered by a determination that it was more likely than not those assets would be sold or otherwise disposed of before the end of their previously estimated useful lives. As a result of the evaluation, we determined that impairment existed and a charge of $1.4 million was recorded to write down the long-lived assets to an estimated fair value. Of the total impairment charge, $1.1 million related to equipment and $0.3 million related to intangible assets. See Note 15 - Subsequent Events for disclosures related to the recently signed definitive agreement which will consolidate the Company's terrestrial CPV system engineering and development efforts into the Company's joint venture.

NOTE 8.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of	As of
	June 30, 2012	September 30, 2011
Compensation	$5,414	$4,222
Warranty	3,985	4,158
Termination fee	2,775	2,775
Professional fees	646	489
Royalty	1,488	1,627
Customer deposits	5,812	601
Deferred revenue	3,651	2,152
Self insurance	1,355	1,048
Capital lease obligations	2,924	1,279
Income and other taxes	1,106	1,269
Loss on sale contracts	795	480
Severance and restructuring accruals	445	405
Loss on inventory purchase commitments	1,621	—
Litigation settlements	—	1,445
Other	1,181	369
Accrued expenses and other current liabilities	$33,198	$22,319

Customer deposits: We signed agreements with certain customers related to our Fiber Optics segment pursuant to which they have received an allocation of our finished goods inventory that was not damaged by the Thailand flood, as well as will receive a percentage of future output from our new production lines being placed into service. As consideration, we received $6.8 million as partial prepayments for future product shipments, of which approximately $3.1 million is outstanding as of June 30, 2012. In December 2011, we also received a $3.3 million deposit from our Suncore joint venture related to an order for terrestrial CPV solar cells, of which $2.2 million is outstanding as of June 30, 2012.

Capital lease obligations: Equipment under capital lease as of September 30, 2011 was damaged by the Thailand flood and was written off against our outstanding capital lease obligation. During the three months ended June 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $3.7 million and recorded an equipment capital lease obligation of $2.9 million, net of equipment deposits.

Severance and restructuring accruals: Our restructuring-related accrual specifically relates to non-cancelable obligations associated with an abandoned leased facility. Expense related to severance and restructuring accruals is included in sales, general, and administrative expense on our statement of operations and comprehensive loss. The following table summarizes the changes in the severance and restructuring-related accrual accounts:

(in thousands)	Severance-related accruals	Restructuring-related accruals	Total
Balance as of September 30, 2011	$5	$400	$405
Expense - charged to accrual	329	35	364
Payments and accrual adjustments	(167)	(157)	(324)
Balance as of June 30, 2012	$167	$278	$445

Loss on inventory purchase commitments: Management identified certain inventory on order related to manufacturing product lines that were destroyed by the Thailand flood and will not be replaced. This expense, which totaled $0.3 million and $1.6 million for the three and nine months ended June 30, 2012, respectively, was recorded within cost of revenue on our statement of operations and comprehensive loss. See Note 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations.

NOTE 9.	Impact from Thailand Flood

In October 2011, we announced that flood waters had severely impacted the inventory and production operations of our primary contract manufacturer in Thailand. The impacted areas included certain product lines for the Telecom and Cable Television (CATV) market segments. This has had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products in the near term. Our Photovoltaics segment was not affected by the Thailand floods. Since that announcement, we have developed and implemented a plan to rebuild the impacted production lines at other locations, including an alternate facility of our contract manufacturer in Thailand, as well as our own manufacturing facilities in the United States and China.

During the nine months ended June 30, 2012, we recorded estimated flood-related losses associated with damaged inventory and equipment of approximately $3.7 million and $1.8 million, respectively. We continue to evaluate our preliminary estimates of flood-related losses, and in future quarters we may record additional adjustments for damaged inventory and equipment.

Equipment under capital lease totaling $1.9 million as of September 30, 2011 was also damaged by the Thailand flood and written off against our outstanding capital lease obligation. We have entered into agreements with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. During the three months ended June 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $3.7 million and recorded an equipment capital lease obligation of $2.9 million, net of equipment deposits.

Instead of completely rebuilding all flood-damaged manufacturing lines in Thailand, management decided to realign the Company's fiber optics product portfolio and focus on business areas with strong technology differentiation and growth opportunities. Management identified certain inventory on order related to manufacturing product lines that were destroyed by the Thailand flood and will not be replaced. This expense, which totaled $0.3 million and $1.6 million for the three and nine months ended June 30, 2012, respectively, was recorded within cost of revenue on our statement of operations and comprehensive loss.

Our contract manufacturer is required under its production agreement with us to reimburse us for losses to inventory and equipment incurred while at their facility. We are working with our contract manufacturer (and our contract manufacturer's insurance carrier) to receive insurance proceeds to cover the direct damages to our assets that were impacted by the flood. We are not a named beneficiary of our contract manufacturer's insurance policy. The timing and amounts of the recovery from the contract manufacturer, including insurance proceeds, are uncertain at this time. Insurance recoveries related to inventory and equipment destroyed by the Thailand flood will be recognized when they become realized. Additionally, we also claimed damages and received proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds during the nine months ended June 30, 2012. No additional business interruption insurance proceeds associated with this event are anticipated.

The flooding has delayed our development and introduction of new fiber optics-related products and technologies. Delays in implementing new technologies and introducing new products may reduce our revenue and adversely affect our consolidated results of operations even after operations are restored.

NOTE 10.	Income Taxes

During the nine months ended June 30, 2012, there have been no material increases or decreases in unrecognized tax benefits and we do not anticipate any material increases or decreases in the amounts of unrecognized tax benefits for the remaining fiscal year. As of June 30, 2012, we had approximately $1.1 million accrued as income and other taxes on our consolidated balance sheet of which $0.8 million was related to uncertain tax positions and foreign taxes.

During the three months ended December 31, 2011, as part of an equity recapitalization at our Suncore joint venture we received a deemed capital distribution of $14.8 million. The deemed capital distribution was subject to a 10% foreign withholding tax. As a result, we were subject to a $1.6 million foreign tax expense and Suncore made a cash dividend for an equal amount. We do not anticipate any material changes in foreign tax expense for the remaining fiscal year.

We file income tax returns in U.S. federal, state, local, and foreign jurisdictions. We are not currently under examination by any tax authority. We file in several tax jurisdictions and the open tax years vary by statue, but commence in 2007.

NOTE 11.	Commitments and Contingencies

As of June 30, 2012, our contractual obligations and commitments over the next five years are summarized in the table below:

(in thousands)
	Total	Next 12 Months	Years 2-3	Years 4-5	> 5 Years
Purchase obligations	$28,022	$27,696	$235	$91	$—
Credit facility borrowings	22,291	22,291	—	—	—
Asset retirement obligations	4,953	—	390	33	4,530
Operating lease obligations	4,037	959	365	222	2,491
Capital lease obligations	2,924	2,924	—	—	—
Total contractual obligations and commitments	$62,227	$53,870	$990	$346	$7,021

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

Purchase Obligations: Our purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding, that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

Credit Facility Borrowings: See Note 1 - Basis of Presentation for information related to our credit facility borrowings.

Asset Retirement Obligations: We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our asset retirement obligations include assumptions related to renewal option periods for those facilities where we expect to extend lease terms. In future periods, the asset retirement obligation is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment will be recorded to both the asset retirement obligation and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. The fair value of our asset retirement obligations were estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 5.78%. Total liabilities associated with asset retirements that were settled during the nine months ended June 30, 2012 was approximately $19,000. Accretion expense of $51,000 and $172,000 was recorded during the three and nine months ended June 30, 2012, respectively.

Operating Lease Obligations: We lease certain land, facilities, and equipment under non-cancelable operating leases. Operating lease amounts above exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was $0.6 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $2.0 million for both the nine months ended June 30, 2012 and 2011.  There are no off-balance sheet arrangements other than our operating leases.

Capital Lease Obligations: Equipment under capital lease as of September 30, 2011 was damaged by the Thailand flood and was written off against our outstanding capital lease obligation. We have entered into agreements with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. During the three months ended June 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $3.7 million and recorded an equipment capital lease obligation of $2.9 million, net of equipment deposits. See Note 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations.

Warranty: We generally provide a product and other warranties on our CPV-related solar cells, components, and power systems. Certain parts and labor warranties from our vendors can be assigned to our customers. Due to the absence of long-term historical warranty claim information on these type of products, we have estimated a warranty accrual upon recognition of revenue. Our reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims as of June 30, 2012. In March 2012, we entered into a Master Purchase Agreement with SEI, pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. We have indemnified SEI up to $3.4 million for potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of June 30, 2012 as a result of certain contingencies. See Note 1 - Basis of Presentation in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

Legal Proceedings: We are subject to various legal proceedings, claims, and litigation, either asserted or unasserted that arise in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect the resolution of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows. However, the results of these matters cannot be predicted with certainty. Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In May 2012, we reached a confidential settlement regarding certain outstanding litigation in exchange for a release of related claims. The settlement resulted in a charge of $1.0 million in our statement of operations and comprehensive loss and was paid during the three months ended June 30, 2012. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Should we fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, then the financial results of that particular reporting period could be materially affected.

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

b) Avago-related Litigation

On December 5, 2008, we were served with a complaint by Avago Technologies filed in the United States District Court for the Northern District of California, San Jose Division alleging infringement of two patents by our VCSEL products. (Avago Technologies Singapore et al., EMCORE Corporation, et al., Case No.: C08-5394 EMC) (the “N.D. CA Patent Case”). This case was stayed and recommenced following completion of the ITC case described below. In April 2012, Avago amended its complaint to include additional patents and claims. Avago and the Company agreed to mediate, and as a result of that mediation held on May 10, 2012, the Company and Avago agreed to a confidential settlement agreement for a one-time payment by the Company in exchange for a full release of all claims against the Company relating to the N.D. CA Patent Case, including claims made in the amended complaint.

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

On November 14, 2011, the plaintiffs filed a Consolidated Amended Complaint, again alleging violations of the federal securities laws arising out of the Company's disclosure regarding its customer GGE and the associated backlog of GGE orders with the Company's Photovoltaics business segment (the “Amended Complaint”). The Amended Complaint seeks, among other things, an unspecified amount of compensatory damages and other costs and expenses associated with the maintenance of the action. The Amended Complaint again names the Company and the Individual Defendants, with the exception of former officer and director Thomas Werthan. The Company filed a motion to dismiss the Amended Complaint on January 9, 2012. Plaintiffs' filed their response and on March 26, 2012, the Company filed its rebuttal to the Plaintiff's. In addition, on June 22, 2012, the Company filed a Rule 11 Motion for sanctions against the Plaintiffs for failure to properly investigate the claims in their Amended Complaint before filing.

We intend to vigorously defend against the allegations of both the Class Actions and the Derivative Actions.

NOTE 12.	Equity

Reverse Stock Split

See Note 1 - Basis of Presentation for disclosures related to our four-to-one reverse common stock split.

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

In March 2012, our shareholders approved the 2012 Equity Plan at our 2012 Shareholder Annual Meeting and authorized the reservation of 1,000,000 shares of EMCORE common stock for issuance under the 2012 Equity Plan. Employees, non-employee directors, and consultants of EMCORE and its subsidiaries are eligible to receive awards of EMCORE common stock, stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, or stock purchase rights at the Compensation Committee's discretion.

We issue new shares of common stock to satisfy awards issued under our Equity Plans.

Stock Options

Most of our stock options vest and become exercisable over a four to five year period and have a contractual life of ten years. Certain stock options awarded are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes the activity related to stock options under the Equity Plans:

Stock Option Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2011	2,259,197	$17.76	6.43
Granted	32,353	$4.06
Exercised	(4,480)	$4.76		$3,000
Forfeited	(97,197)	$9.35
Expired	(80,841)	$18.28
Outstanding as of June 30, 2012	2,109,032	$17.95	5.54
Exercisable as of June 30, 2012	1,622,462	$21.54	4.89	$25,000
Vested and expected to vest as of June 30, 2012	2,056,013	$18.26	5.47	$83,000

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price.

As of June 30, 2012, there was approximately $1.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 2.1 years.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%	—%	—%
Expected stock price volatility rate	104.2%	101.3%	104.4%	99.2%
Risk-free interest rate	0.8%	1.7%	0.8%	1.4%
Expected term (in years)	5.0	5.0	5.0	4.9

Weighted average grant date fair value per share of stock options granted:	$3.04	$6.92	$3.09	$4.24

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

The following table summarizes the activity related to RSAs and RSUs:

Restricted Stock Activity	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2011	410,650	$5.80	308,048	$6.20
Granted	—	—	839,885	$3.88
Vested	(132,758)	$5.80	(221,198)	$3.82
Forfeited	(20,502)	$5.68	(60,952)	$4.64
Non-vested as of June 30, 2012	257,390	$5.81	865,783	$4.66

Restricted stock awards: As of June 30, 2012, there was approximately $0.9 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 1.6 years.

Restricted stock units: As of June 30, 2012, there was approximately $2.5 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.4 years. As of June 30, 2012, the total outstanding non-vested RSUs have an aggregate intrinsic value of approximately $3.8 million and a weighted average remaining contractual term of 1.4 years. Approximately 766,000 RSUs are expected to vest and have an aggregate intrinsic value of approximately $3.4 million and a weighted average remaining contractual term of 1.3 years.

Employee Stock Purchase Plan

At the 2012 Annual Meeting, our shareholders approved an amendment to our 2000 Employee Stock Purchase Plan (ESPP) that increased the total number of shares of common stock on which options may be granted under the ESPP to 2,250,000 shares.

Stock-based compensation

The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type (in thousands)	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Employee stock options	$232	$2,224	$2,367	$3,945
Restricted stock awards and units	605	213	2,126	303
Employee stock purchase plan	124	207	537	419
401(k) match in common stock	280	288	755	752
Outside director fees in common stock	34	29	212	153
Total stock-based compensation expense	$1,275	$2,961	$5,997	$5,572

Stock-based Compensation Expense - by expense type (in thousands, except per share data)	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$220	$614	$1,289	$1,067
Selling, general, and administrative	708	1,342	2,954	2,898
Research and development	347	1,005	1,754	1,607
Total stock-based compensation expense	$1,275	$2,961	$5,997	$5,572
Net effect on net loss per basic and diluted share	$(0.05)	$(0.13)	$(0.26)	$(0.25)

Loss Per Share. Our loss per share amounts were calculated by dividing net loss applicable to common stock by the weighted average number of common stock shares outstanding for the period and it is presented in the accompanying consolidated statements of operations and comprehensive loss. For the three and nine months ended June 30, 2012, stock options representing 2,109,032 shares of common stock, non-vested restricted stock awards representing 257,390 shares of common stock, non-vested restricted stock units representing 865,783 shares of common stock, and outstanding warrants representing 750,010 shares of common stock were excluded from the computation of diluted earnings per share since we incurred a net loss for these periods and any effect would have been anti-dilutive. For the three and nine months ended June 30, 2011, stock options representing 2,274,387 shares of common stock, non-vested restricted stock awards representing 415,225 shares of common stock, and outstanding warrants representing 750,010 shares of common stock were excluded from the computation of diluted earnings per share since we incurred a net loss for these periods and any effect would have been anti-dilutive. For the three and nine months ended June 30, 2012 and 2011, non-vested restricted stock awards, which are considered participating securities, were excluded from the computation of basic earnings per share since we incurred a net loss for these periods.

Future Issuances

As of June 30, 2012, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	2,109,032
Purchases under the employee stock purchase plan	900,956
Issuance of stock-based awards under the Equity Plans	1,033,685
Exercise of outstanding warrants	750,010
Purchases under the officer and director share purchase plan	96,446
Total reserved	4,890,129

NOTE 13.	Segment Data and Related Information

We have four operating divisions within the following two reporting segments:

•
Fiber Optics: EMCORE Digital Fiber Optics Products and EMCORE Broadband Fiber Optics Products are aggregated as a separate reporting segment, Fiber Optics. Our Fiber Optics reporting segment provides optical components, subsystems, and systems for high-speed telecommunications, cable television (CATV), and fiber-to-the-premise (FTTP) networks, as well as products for satellite communications, video transport, and specialty photonics technologies for defense and homeland security applications.

•
Photovoltaics: EMCORE Photovoltaics and EMCORE Solar Power are aggregated as a separate reporting segment, Photovoltaics. Our Photovoltaics reporting segment provides products for both space and terrestrial solar power applications. For space solar power applications, we offer high-efficiency multi-junction solar cells, covered interconnect cells (CICs), and complete satellite solar panels. For terrestrial solar power applications, we offer a broad portfolio of concentrator photovoltaics (CPV) multi-junction solar cells and components, as well as commercial rooftop solar concentrator systems.

We evaluate our reportable segments pursuant to ASC 280, Segment Reporting. The Company's Chief Executive Officer is the chief operating decision maker and he assesses the performance of the operating segments and allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results, and other non-GAAP financial ratios.

Revenue: The following tables set forth revenue attributable to each of our reporting segments and by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

Segment Revenue (in thousands)	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Fiber Optics revenue	$25,827	$33,253	$66,068	$94,737
Photovoltaics revenue	15,235	16,227	50,225	54,068
Total revenue	$41,062	$49,480	$116,293	$148,805

Revenue by Geographic Region (in thousands)	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
United States	$30,249	$35,318	$79,466	$105,099
Asia	7,413	10,389	17,898	27,326
Europe	1,333	2,558	4,877	7,006
Other (*)	2,067	1,215	14,052	9,374
Total revenue	$41,062	$49,480	$116,293	$148,805

(*) The fiscal 2012 year-to-date increase in the geographic revenue "Other" category represents orders shipped to customers located in Israel and Russia. We do not expect sales to be significant to these geographic locations in future periods.

Impact from Thailand Flood: In October 2011, we announced that flood waters had severely impacted the inventory and production operations of our primary contract manufacturer in Thailand. The impacted areas included certain product lines for the Telecom and Cable Television (CATV) market segments. This has had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products in the near term. Our Photovoltaics segment was not affected by the Thailand floods. See Note 9 - Flood-related Losses for additional disclosures related to the impact of the Thailand flood on our operations.

Sale of Fiber Optics-related Assets: On May 7, 2012, we sold certain assets and transfered certain inventory purchase obligations associated with our Fiber Optics segment to SEI. See Note 1 - Basis of Presentation for additional disclosures related to this asset sale.

Significant Customers: During the three and nine months ended June 30, 2012, Loral Space & Communications, a customer associated with our Photovoltaics segment, represented 16% and 15%, respectively, of our total consolidated revenue. For the three months ended June 30, 2011, Cisco Systems, Inc., a customer associated with our Fiber Optics segment, represented 10% of our total consolidated revenue. For the nine months ended June 30, 2011, Loral Space & Communications represented 12% of our total consolidated revenue.

Operating Loss: The following table sets forth operating loss attributable to each of our reporting segments.

Statement of Operations Data (in thousands)	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Fiber Optics operating loss	$(3,840)	$(7,554)	$(22,284)	$(17,250)
Photovoltaics operating loss	(4,918)	(3,647)	(7,048)	(920)
Total operating loss	$(8,758)	$(11,201)	$(29,332)	$(18,170)

Non-Cash Expenses: The following tables sets forth our significant non-cash expenses attributable to each of our reporting segments.

Depreciation, Amortization, and Accretion Expense (in thousands)	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Fiber Optics segment	$993	$1,644	$3,919	$4,922
Photovoltaics segment	973	1,289	3,199	3,981
Total depreciation, amortization, and accretion expense	$1,966	$2,933	$7,118	$8,903

Stock-based Compensation Expense (in thousands)	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Fiber Optics segment	$843	$1,876	$3,813	$3,478
Photovoltaics segment	432	1,085	2,184	2,094
Total stock-based compensation expense	$1,275	$2,961	$5,997	$5,572

Long-lived Assets: Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of our reporting segments and our unallocated Corporate division.

(in thousands)	As of	As of
	June 30, 2012	September 30, 2011
Fiber Optics segment	$23,267	$26,483
Photovoltaics segment	40,874	45,546
Unallocated Corporate division	6,911	1,007
Long-lived assets	$71,052	$73,036

During the three months ended June 30, 2012, we reclassified building and improvements associated with our Fiber Optics segment that was not sold as part of the asset sale to SEI to our unallocated Corporate division.

As of June 30, 2012 and September 30, 2011, approximately 92% and 93%. respectively, of our long-lived assets were located in the United States.

NOTE 14.	Suncore Joint Venture

On July 30, 2010, we entered into a joint venture agreement with San'an Optoelectronics Co., Ltd. (San'an), for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from us. The joint venture, Suncore Photovoltaic Technology Co., Ltd. (Suncore), is a limited liability company under the laws of the People's Republic of China.

Initially, the total registered capital of Suncore was $30.0 million, of which San'an contributed $18.0 million in cash and EMCORE contributed $12.0 million in cash. In addition, we entered into a Cooperation Agreement with an affiliate of San'an whereby we received $8.5 million in consulting fees in exchange for the technology license and related support and strategic consulting services to Suncore, which was recorded as a reduction to our investment in Suncore resulting in a basis difference. During the nine months ended June 30, 2012, we began amortizing this basis difference in our equity investment over an estimated five-year technology useful life using the straight-line amortization method.

During the nine months ended June 30, 2012, Suncore increased its registered capital by recording a deemed capital distribution of $37.0 million which was distributed and reinvested in proportion to each entity's registered capital, of which San'an was allocated $22.2 million and EMCORE was allocated $14.8 million. During this same period, Suncore also recorded a cash dividend of approximately $4.1 million in proportion to each entity's registered capital of which San'an received $2.5 million and EMCORE received $1.6 million. We recorded the cash dividend as a reduction in our investment in Suncore. We incurred foreign income tax of approximately $1.6 million associated with these capital distributions which is presented under the caption 'foreign income tax expense on capital distributions' on our statement of operations and comprehensive loss. EMCORE's cash dividend was equal to the foreign income tax expense incurred on these capital distributions.

In August 2011, we signed a solar rooftop CPV development agreement with Suncore pursuant to which we will collaborate on the development and application of the current 500X and next-generation 1000X rooftop CPV systems. In summary, Suncore agreed to purchase joint ownership rights to rooftop CPV intellectual property and reimburse us 50% of all research and development costs incurred related to rooftop CPV solutions in exchange for joint ownership rights to the newly developed intellectual property. In addition, Suncore agreed to pay us a development fee of 20% on research and development costs billed to Suncore with a maximum development fee payout of approximately $0.2 million. During the nine months ended June 30, 2012, we billed Suncore approximately $0.9 million for research and development costs and recognized $0.2 million in development fees.

In November 2011, we agreed to grant Suncore an exclusive license to use certain intellectual property and know-how, both existing and to-be-developed, related to the fabrication process and testing of terrestrial CPV solar cells on terrestrial CPV solar systems solely within the PRC, Hong Kong, Macau, and Taiwan (the licensed territory) and be able to use, market, and sell the terrestrial CPV solar cells worldwide, excluding only the United States. This licensing agreement valued at $2.5 million does not include intellectual property associated with the development of space qualified or radiation hardened solar cells. Suncore has not fulfilled all the requirements necessary to initiate payment for this license; as a result, we did not record any receivables from Suncore associated with this license agreement as of June 30, 2012.

Pursuant to the joint venture agreement, San'an and EMCORE share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore. We continue to hold a 40% registered ownership in Suncore and we recorded a loss associated with our Suncore joint venture totaling $1.2 million for the nine months ended June 30, 2012. As of June 30, 2012, our cumulative proportionate loss in Suncore has exceeded our net investment in Suncore by approximately $2.1 million. Pursuant to ASC 323-10, Investments—Equity Method and Joint Ventures – Overall, we stopped recording our proportionate share of Suncore's loss after our investment declined to a zero value since we have no obligation or intent to fund the deficit balance. We will resume applying the equity method only after our share of net income in Suncore equals the share of net losses not recognized during the period we suspended using the equity method.

See Note 15 - Subsequent Events for disclosures related to the recently signed definitive agreement which will consolidate the Company's terrestrial CPV system engineering and development efforts into Suncore.

NOTE 15.	Subsequent Events

Business Realignment

On August 5, 2012, we entered into a definitive agreement which will consolidate the Company's terrestrial CPV system engineering and development efforts, for both ground mount and rooftop terrestrial CPV products, into the Company's joint venture, Suncore. EMCORE employees who are currently engaged in terrestrial CPV product and business development, as well as key engineering, sales, and marketing personnel, will be transferred to Suncore. Suncore will fund all ongoing R&D, marketing, sales, and business development functions related to terrestrial CPV systems. EMCORE will continue to own all of its intellectual property related to solar cell technology and maintain investment activities to advance CPV solar cell performance to serve a broader customer base within the CPV industry.

Executive Officer

On August 6, 2012, Mr. Reuben Richards, Jr. proposed to the Board to step-down from his position as the Company's Executive Chairman and all other positions he held as an officer or employee of the Company and its affiliates, effective as of September 30, 2012. Mr. Richards will remain as Chairman of the Board and a member of the Board.

The Company and Mr. Richards entered into a separation agreement and general release, dated August 6, 2012 (Separation Agreement), which includes mutual releases by Mr. Richards and the Company of all claims related to Mr. Richards' employment and service relationship with, and termination of employment and service from, the Company. Under the terms of the Separation Agreement, Mr. Richards acknowledged and agreed that the restrictive covenants contained in his employment agreement would remain in full force and effect. The separation agreement provides for among other things, the continuation of his base salary for 88 weeks, benefits for 18 months, and immediate vesting of all his outstanding non-vested equity awards. These payments are not contingent upon any future service by Mr. Richards. The Company expects to record a charge of $1.2 million related to Mr. Richards' separation agreement. Mr. Richards has the unilateral right to revoke the Separation Agreement by providing written notice to the Company on or before August 13, 2012.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included in Financial Statements under Item 1 within this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, and in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as updated by our subsequent periodic reports. These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

Business Overview

EMCORE Corporation and its subsidiaries (the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the fiber optics and solar power markets. We were established in 1984 as a New Jersey corporation and we have two reporting segments: Fiber Optics and Photovoltaics. Our Fiber Optics reporting segment provides optical components, subsystems, and systems for high-speed telecommunications, cable television (CATV), and fiber-to-the-premise (FTTP) networks, as well as products for satellite communications, video transport, and specialty photonics technologies for defense and homeland security applications. Our Photovoltaics reporting segment provides products for both space and terrestrial solar power applications. For space solar power applications, we offer high-efficiency multi-junction solar cells, covered interconnect cells (CICs), and complete satellite solar panels. For terrestrial solar power applications, we offer a broad portfolio of concentrator photovoltaics (CPV) multi-junction solar cells and components, as well as commercial rooftop solar concentrator systems.

Our headquarters and principal executive offices are located at 10420 Research Road, SE, Albuquerque, New Mexico, 87123, and our main telephone number is (505) 332-5000. For specific information about us, our products, or the markets we serve, please visit our website at http://www.emcore.com. The information contained in or linked to our website is not a part of, nor incorporated by reference into, this Quarterly Report on Form 10-Q or a part of any other report or filing with the Securities and Exchange Commission.

See Note 15 - Subsequent Events in the notes to the consolidated financial statements for disclosures related to the recently signed definitive agreement which will consolidate the Company's terrestrial CPV system engineering and development efforts into the Company's joint venture.

Impact from Thailand Flood

In October 2011, we announced that flood waters had severely impacted the inventory and production operations of our primary contract manufacturer in Thailand. The impacted areas included certain product lines for the Telecom and Cable Television (CATV) market segments. This has had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products in the near term. Our Photovoltaics segment was not affected by the Thailand floods.

Since that announcement, we have developed and implemented a plan to rebuild the impacted production lines at other locations, including an alternate facility of our contract manufacturer in Thailand, as well as our own manufacturing facilities in the United States and China. Our production line for ITLAs (Integrable Tunable Laser Assemblies) for 40 and 100 Gb/s (Gigabit per second) coherent telecom applications has been up and running since April 2012 at our contract manufacturer in Thailand. Production line qualification has been completed and most customers have successfully completed full-line audits and started taking shipments in April. As of July 2012, our ITLA line is operating at pre-flood capacity production levels. The CATV laser module and transmitter production lines at our manufacturing facility in China reached pre-flood capacity production levels in mid July 2012. We expect our tunable small form factor pluggable (TXFP) transceiver line at our contract manufacturer in Thailand to reach volume production levels by October 2012. In the meantime, TXFP manufacturing is continuing at our Newark, California facility. See Note 9 - Flood-related Losses in the notes to the consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. The assets sold included inventory, fixed assets, and intellectual property which enabled approximately $1.8 million and $9.2 million of revenue from sales of datacom, parallel optical devices and EMCORE Connects Cable products during the three and nine months ended June 30, 2012, respectively. We have indemnified SEI up to $3.4 million for potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of June 30, 2012 as a result of certain contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Payment of escrow amounts occurs over a two-year period and is subject to claim adjustments. We deferred approximately $4.9 million of the gain on sale until the indemnification obligation and purchase price adjustment contingencies are resolved. See Note 1 - Basis of Presentation in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	89.3	80.9	88.6	78.0
Gross profit	10.7	19.1	11.4	22.0
Operating expense (income):
Selling, general, and administrative	21.3	19.5	21.2	18.3
Research and development	12.2	19.3	15.3	16.6
Impairment	3.5	—	1.2	—
Litigation settlements, net	2.6	3.0	0.9	(0.8)
Flood-related loss (recovery)	(0.7)	—	4.7	—
Flood-related insurance proceeds	—	—	(4.3)	—
Gain on sale of assets	(6.8)	—	(2.4)	—
Total operating expense	32.1	41.8	36.6	34.1
Operating loss	(21.4)	(22.7)	(25.2)	(12.1)
Other income (expense):
Interest expense, net	(0.4)	(0.3)	(0.3)	(0.3)
Foreign exchange gain (loss)	(0.5)	1.3	0.1	0.7
Loss from equity method investment	—	(0.5)	(1.0)	(0.6)
Change in fair value of financial instruments	0.1	(0.2)	(0.1)	(1.0)
Other expense	—	—	—	—
Total other income (expense)	(0.8)	0.3	(1.3)	(1.2)
Loss before income tax expense	(22.2)	(22.4)	(26.5)	(13.3)
Foreign income tax expense on capital distributions	—	—	(1.4)	—
Net loss	(22.2)%	(22.4)%	(27.9)%	(13.3)%

Comparison of financial results:

Revenue:

(in thousands, except percentages)	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
Fiber Optics revenue	$25,827	$33,253	$(7,426)	(22.3)%
Photovoltaics revenue	15,235	16,227	(992)	(6.1)%
Total revenue	$41,062	$49,480	$(8,418)	(17.0)%

	For the Nine Months Ended June 30,
	2012	2011	$ Change	% Change
Fiber Optics revenue	$66,068	$94,737	$(28,669)	(30.3)%
Photovoltaics revenue	50,225	54,068	(3,843)	(7.1)%
Total revenue	$116,293	$148,805	$(32,512)	(21.8)%

On a consolidated basis, we expect revenue for our fourth quarter ended September 30, 2012 to be in the range of $46 to $49 million.

Fiber Optics Revenue

Our Fiber Optics reporting segment provides optical components, subsystems, and systems for high-speed telecommunications, cable television (CATV), and fiber-to-the-premise (FTTP) networks, as well as products for satellite communications, video transport, and specialty photonics technologies for defense and homeland security applications. Our Fiber Optics segment is broken out into two distinct product lines:

•	Broadband products, which includes cable television products, fiber-to-the-premises products, satellite communication products, and defense and homeland security products; and,

•	Digital products, which include telecom optical products.

Broadband product revenue:

•
For the three months ended June 30, 2012, revenue from broadband products decreased 25% from the prior year which was primarily driven by decreased unit shipments of CATV-related products slightly offset by increased unit shipments of FTTX and specialty-related products. The decrease in revenue was primarily due to the impact of the Thailand flood. Sales of our CATV-related products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represents the largest percentage of our total fiber optics-related revenue.

•
For the nine months ended June 30, 2012, revenue from broadband products decreased 34% from the prior year which was primarily driven by decreased unit shipments of our CATV-related products slightly offset by increased unit shipments of FTTX and specialty-related products. The decrease in revenue was primarily due to the impact of the Thailand flood.

Digital product revenue:

•
For the three months ended June 30, 2012, revenue from digital products decreased approximately 36% from the prior year which was primarily due to the Thailand flood. Unit shipments of datacom and telecom optical-related products were lower when compared to the prior year. Our telecom optical-related product line, which includes tunable XFP and integrated tunable laser assemblies (ITLAs), represents the second largest percentage of our total fiber optics-related revenue. Revenue from our enterprise digital products increased by approximately 43% when compared to the prior period due to increased unit shipments of EMCORE Connect Cables. Our enterprise digital product lines were sold to SEI in May 2012.

•
For the nine months ended June 30, 2012, revenue from digital products decreased 36% from the prior year which was primarily due to the Thailand flood. Unit shipments of datacom and telecom optical-related products were lower when compared to the prior year. Revenue from our enterprise digital products increased by approximately 113% when compared to the prior period due to increased unit shipments of EMCORE Connect Cables. Our enterprise digital product lines were sold to SEI in May 2012.

Our Fiber Optics segment accounted for 62.9% and 67.2% of our consolidated revenue for the three months ended June 30, 2012 and 2011, respectively, and 56.8% and 63.7% of our consolidated revenue for the nine months ended June 30, 2012 and 2011, respectively.

Photovoltaics Revenue:

Our Photovoltaics reporting segment provides products for both space and terrestrial solar power applications. For space solar power applications, we offer high-efficiency multi-junction solar cells, covered interconnect cells (CICs), and complete satellite solar panels. For terrestrial solar power applications, we offer a broad portfolio of concentrator photovoltaics (CPV) multi-junction solar cells and components, as well as commercial rooftop solar concentrator systems.

For the three and nine months ended June 30, 2012, revenue from satellite applications decreased approximately 12% and 11%, respectively, from the prior year. The decrease was primarily driven by lower volume sales of space solar cell CIC products. Sales of our satellite solar cells and CICs products represents the largest percentage of our total photovoltaics-related revenue. Historically, our Photovoltaics revenue has fluctuated significantly due to timing of program completions and product shipments of major orders. Revenue from our terrestrial-related products was not significant as a percentage of total photovoltaics-related revenue.

Our Photovoltaics segment accounted for 37.1% and 32.8% of our consolidated revenue for the three months ended June 30, 2012 and 2011, respectively, and 43.2% and 36.3% of our consolidated revenue for the nine months ended June 30, 2012 and 2011, respectively.

Gross Profit:

(in thousands, except percentages)	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
Fiber Optics gross profit	$2,410	$6,451	$(4,041)	(62.6)%
Photovoltaics gross profit	1,975	3,019	(1,044)	(34.6)%
Total gross profit	$4,385	$9,470	$(5,085)	(53.7)%

	For the Nine Months Ended June 30,
	2012	2011	$ Change	% Change
Fiber Optics gross profit	$3,594	$17,649	$(14,055)	(79.6)%
Photovoltaics gross profit	9,635	15,081	(5,446)	(36.1)%
Total gross profit	$13,229	$32,730	$(19,501)	(59.6)%

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

Consolidated gross margins were 10.7% and 19.1% for the three months ended June 30, 2012 and 2011, respectively, and 11.4% and 22.0% for the nine months ended June 30, 2012 and 2011, respectively.

Product warranty expense totaled approximately $0.2 million and $0.3 million during the nine months ended June 30, 2012 and 2011, respectively.

Stock-based compensation expense within cost of revenue totaled $0.2 million and $0.6 million during the three months ended June 30, 2012 and 2011, respectively, and approximately $1.3 million and $1.1 million during the nine months ended June 30, 2012 and 2011, respectively.

Fiber Optics Gross Profit:

Fiber Optics gross margin was 9.3% and 19.4% for the three months ended June 30, 2012 and 2011, respectively, and 5.4% and 18.6% for the nine months ended June 30, 2012 and 2011, respectively.

Inventory excess and obsolescence expense totaled approximately $3.7 million and $1.0 million during the three months ended June 30, 2012 and 2011, respectively, and approximately $9.6 million and $4.5 million during the nine months ended June 30, 2012 and 2011, respectively.

For the nine months ended June 30, 2012, gross margins decreased from both our broadband and digital product lines when compared to the prior year. During the period, lower revenues due to the impact from the Thailand flood resulted in higher manufacturing overhead as a percentage of revenue. Manufacturing of certain fiber optics-related components was moved to Company-owned facilities which involved higher labor and other related costs. Gross margins will continue to be negatively impacted in subsequent quarters until we are able to substantially restore operations, the supply chain infrastructure is re-established, and we regain any lost market share.

Instead of completely rebuilding all flood-damaged manufacturing lines in Thailand, management has decided to realign the Company's fiber optics product portfolio and focus on business areas with strong technology differentiation and growth opportunities. Management identified certain inventory on order related to manufacturing product lines that were destroyed by the Thailand flood and will not be replaced. This expense, which totaled $0.3 million and $1.6 million for the three and nine months ended June 30, 2012, respectively, was recorded within cost of revenue on our statement of operations and comprehensive loss.

Photovoltaics Gross Profit:

Photovoltaics gross margin was 13.0% and 18.6% for the three months ended June 30, 2012 and 2011, respectively, and 19.2% and 27.9% for the nine months ended June 30, 2012 and 2011, respectively.

For the three and nine months ended June 30, 2012, gross margins decreased from our satellite application product lines when compared to the prior year primarily due to lower revenues with unfavorable product mix changes, as well as lower manufacturing yields.

Sales, General and Administrative (SG&A):

(in thousands, except percentages)	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
SG&A expense	$8,758	$9,657	$(899)	(9.3)%

	For the Nine Months Ended June 30,
	2012	2011	$ Change	% Change
SG&A expense	$24,603	$27,301	$(2,698)	(9.9)%

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled $0.7 million and $1.3 million during the three months ended June 30, 2012 and 2011, respectively, and approximately $3.0 million and $2.9 million during the nine months ended June 30, 2012 and 2011, respectively.

The decrease in SG&A expense for the three and nine months ended June 30, 2012 when compared to the prior year was attributable to cost reduction measures implemented which include a reduction of discretionary spending on staffing and infrastructure, as well as lower stock-based compensation expense.

As a percentage of revenue, SG&A expenses were 21.3% and 19.5% for the three months ended June 30, 2012 and 2011, respectively, and 21.2% and 18.3% for the nine months ended June 30, 2012 and 2011, respectively.

Research and Development (R&D):

(in thousands, except percentages)	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
R&D expense	$4,996	$9,549	$(4,553)	(47.7)%

	For the Nine Months Ended June 30,
	2012	2011	$ Change	% Change
R&D expense	$17,757	$24,724	$(6,967)	(28.2)%

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

Stock-based compensation expense within R&D totaled $0.3 million and $1.0 million during the three months ended June 30, 2012 and 2011, respectively, and approximately $1.8 million and $1.6 million during the nine months ended June 30, 2012 and 2011, respectively.

The decrease in R&D expense for the three and nine months ended June 30, 2012 when compared to the prior year was attributable to cost reduction measures discussed above, as well as lower expense incurred related to our development of our TXFP transceiver when compared to the prior year, and due to the sale of our vertical cavity surface emitting lasers (VCSEL)-based and enterprise-related product lines in May 2012. In August 2011, we signed a solar rooftop CPV development agreement with our Suncore joint venture pursuant to which we will collaborate on the development and application of the current 500X and next-generation 1000X rooftop CPV systems. During the three and nine months ended June 30, 2012, we billed Suncore approximately $0.3 million and $0.9 million, respectively, for research and developments costs incurred.

As a percentage of revenue, R&D expenses were 12.2% and 19.3% for the three months ended June 30, 2012 and 2011, respectively, and 15.3% and 16.6% for the nine months ended June 30, 2012 and 2011, respectively.

Other Operating Expense (Income):

(in thousands, except percentages)	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
Impairment	$1,425	$—	$1,425	—
Litigation settlements, net	$1,050	$1,465	$(415)	(28.3)%
Flood-related loss (recovery)	$(293)	$—	$(293)	—%
Gain on sale of assets	$(2,793)	$—	$(2,793)	—%

	For the Nine Months Ended June 30,
	2012	2011	$ Change	% Change
Impairment	$1,425	$—	$1,425	—
Litigation settlements, net	$1,050	$(1,125)	$2,175	193.3%
Flood-related loss (recovery)	$5,519	$—	$5,519	—%
Flood-related insurance proceeds	$(5,000)	$—	$(5,000)	—%
Gain on sale of assets	$(2,793)	$—	$(2,793)	—%

Impairment:
As of June 30, 2012, we performed an evaluation of an asset group within our Photovoltaics segment for impairment of long-lived assets. The impairment test was triggered by a determination that it was more likely than not those assets would be sold or otherwise disposed of before the end of their previously estimated useful lives. As a result of the evaluation, we determined that impairment existed and a charge of $1.4 million was recorded to write down the long-lived assets to an estimated fair value. Of the total impairment charge, $1.1 million related to equipment and $0.3 million related to intangible assets. See Note 15 - Subsequent Events in the notes to the consolidated financial statements for disclosures related to the recently signed definitive agreement which will consolidate the Company's terrestrial CPV system engineering and development efforts into the Company's joint venture.

Litigation Settlements, net:
In May 2012, we reached a confidential settlement regarding certain outstanding litigation in exchange for a release of all related claims. The settlement resulted in a charge of $1.0 million in our statement of operations and comprehensive loss and was paid during the three months ended June 30, 2012.

In March 2011, we received a cash payment of approximately $2.6 million in satisfaction of a judgment for damages, net of legal fees which were incurred on a contingency basis, associated with a lawsuit against Optium Corporation, currently part of Finisar Corporation, for patent infringement of certain patents related to our Fiber Optics segment. In June 2011, we recorded $1.5 million for legal settlements considered probable, which was later settled in September 2011 and paid in October 2011 for the amount accrued.

Flood-related Loss (Recovery):
During the nine months ended June 30, 2012, we recorded estimated flood-related losses associated with damaged inventory and equipment of approximately $3.7 million and $1.8 million, respectively. We continue to evaluate our estimates of flood-related losses, and in future quarters we may record additional adjustments for damaged inventory and equipment. See Note 9 - Flood-related Losses in the notes to the consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Flood-related Insurance Proceeds:
We claimed damages and received proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds during the nine months ended June 30, 2012. No additional business interruption insurance proceeds associated with this event are anticipated.

Gain from sale of assets: On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. We have indemnified SEI up to $3.4 million for potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of June 30, 2012 as a result of certain contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Payment of escrow amounts occurs over a two-year period and is subject to claim adjustments. We deferred approximately $4.9 million of the gain on sale until the indemnification obligation and purchase price adjustment contingencies are resolved. See Note 1 - Basis of Presentation in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

Operating Loss:

(in thousands, except percentages)	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
Fiber Optics operating loss	$(3,840)	$(7,554)	$3,714	49.2%
Photovoltaics operating loss	(4,918)	(3,647)	(1,271)	(34.9)%
Total operating loss	$(8,758)	$(11,201)	$2,443	21.8%

	For the Nine Months Ended June 30,
	2012	2011	$ Change	% Change
Fiber Optics operating loss	$(22,284)	$(17,250)	$(5,034)	(29.2)%
Photovoltaics operating loss	(7,048)	(920)	(6,128)	(666.1)%
Total operating loss	$(29,332)	$(18,170)	$(11,162)	(61.4)%

Income (loss) from operations represents revenue less the cost of revenue and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared service departments. Income (loss) from operations is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (21.4)% and (22.7)% for the three months ended June 30, 2012 and 2011, respectively, and (25.2)% and (12.1)% for the nine months ended June 30, 2012 and 2011, respectively.

Other Income (Expense):

(in thousands, except percentages)	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
Interest expense, net	(146)	(132)	(14)	(10.6)%
Foreign exchange gain (loss)	(196)	625	(821)	(131.4)%
Loss from equity method investment	—	(259)	259	100.0%
Change in fair value of financial instruments	61	(107)	168	157.0%
Other expense	—	(5)	5	100.0%
Total other expense	$(281)	$122	$(403)	(330.3)%

	For the Nine Months Ended June 30,
	2012	2011	$ Change	% Change
Interest expense, net	(396)	(520)	124	23.8%
Foreign exchange gain	60	1,039	(979)	(94.2)%
Loss from equity method investment	(1,201)	(846)	(355)	(42.0)%
Change in fair value of financial instruments	(90)	(1,417)	1,327	93.6%
Other expense	—	(15)	15	100.0%
Total other expense	$(1,627)	$(1,759)	$132	7.5%

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

Loss from Equity Method Investment
We entered into a joint venture agreement in fiscal 2010 with San'an Optoelectronics Co., Ltd. (San'an) for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from us. The joint venture, Suncore Photovoltaic Technology Co., Ltd. (Suncore) was established in January 2011. We have accounted for our investment in Suncore using the equity method of accounting. Pursuant to the joint venture agreement, San'an and EMCORE share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore. We continue to hold a 40% registered ownership in Suncore and we recorded a loss associated with our Suncore joint venture totaling $1.2 million for the nine months ended June 30, 2012. As of June 30, 2012, our cumulative proportionate loss in Suncore has exceeded our net investment in Suncore by approximately $2.1 million. Pursuant to ASC 323-10, Investments—Equity Method and Joint Ventures – Overall, we stopped recording our proportionate share of Suncore's loss after our investment declined to a zero value since we have no obligation or intent to fund the deficit balance. We will resume applying the equity method only after our share of net income in Suncore equals the share of net losses not recognized during the period we suspended using the equity method. See Note 14 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

Change in Fair Value of Financial Instruments
As of June 30, 2012 and September 30, 2011, warrants representing 750,010 shares of our common stock were outstanding.
All of our warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive loss when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to affect a mandatory exercise of each warrant. The valuation model requires the input of highly subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of our warrants has been primarily due to the change in the closing price of our common stock.

Foreign Income Tax Expense on Capital Distributions
During the nine months ended June 30, 2012, Suncore increased its registered capital by recording a deemed capital distribution of $37.0 million which was distributed and reinvested in proportion to each entity's registered capital, of which San'an was allocated $22.2 million and EMCORE was allocated $14.8 million. During this same period, Suncore also recorded a cash dividend of approximately $4.1 million in proportion to each entity's registered capital of which San'an received $2.5 million and EMCORE received $1.6 million. We recorded the cash dividend as a reduction in our investment in Suncore. We incurred foreign income tax of approximately $1.6 million associated with these capital distributions which is presented under the caption 'foreign income tax expense on capital distributions' on our statement of operations and comprehensive loss. EMCORE's cash dividend was equal to the foreign income tax expense incurred on these capital distributions. See Note 14 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

Net Loss:

(in thousands, except percentages)	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
Net loss	$(9,039)	$(11,079)	$2,040	18.4%

	For the Nine Months Ended June 30,
	2012	2011	$ Change	% Change
Net loss	$(32,603)	$(19,929)	$(12,674)	(63.6)%

Net loss per basic and diluted share was $0.38 and $0.49 for the three months ended June 30, 2012 and 2011, respectively, and $1.39 and $0.91 for the nine months ended June 30, 2012 and 2011, respectively.

Order Backlog:

As of June 30, 2012, order backlog for our Photovoltaics segment totaled $46.2 million, approximately a 17% decrease from $55.7 million reported as of March 31, 2012. The backlog as of June 30, 2012 and March 31, 2012 included $5.1 million and $10.1 million, respectively, of terrestrial solar cell orders from our Suncore joint venture. Order backlog is defined as purchase orders or supply agreements accepted by us with expected product delivery and/or services to be performed within the next twelve months. From time to time, our customers may request that we delay shipment of certain orders and our order backlog could also be adversely affected if our customers unexpectedly cancel purchase orders that we have previously accepted.

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

Cash Flow:

Net Cash Used In Operating Activities

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2012	2011	$ Change	% Change
Net cash used in operating activities	$(4,026)	$(2,469)	$(1,557)	(63.1)%

Fiscal 2012:
For the nine months ended June 30, 2012, our operating activities used cash of approximately $4.0 million. Our net loss of $32.6 million, which included an approximately $2.8 million gain from the sale of assets was partially offset by flood-related losses of approximately $5.5 million, depreciation, amortization, and accretion expense of $7.1 million, stock-based compensation expense of approximately $6.0 million, provision for losses on inventory purchase commitments of $1.6 million, and losses from our Suncore joint venture totaling $1.2 million. The change in our current assets and liabilities of $8.4 million was primarily the result of an increase in accounts payable of approximately $9.8 million, accrued expenses and other current liabilities of approximately $7.9 million, and a decrease in accounts receivable of approximately $4.5 million; largely offset by an increase in inventory of $13.5 million.

Fiscal 2011:
For the nine months ended June 30, 2011, our operating activities consumed cash of approximately $2.5 million. Our net loss of $19.9 million was offset by depreciation and amortization expense of $8.9 million, stock-based compensation expense of approximately $5.6 million, and the change in fair value of our outstanding warrants of $1.4 million. The change in our current assets and liabilities of $0.3 million was primarily the result of a decrease in accounts receivable of approximately $2.4 million, an increase in accrued expenses and other current liabilities of $2.1 million, and an increase in accounts payable of $0.8 million; largely offset by an increase in other assets of $4.5 million.

Net Cash Provided By (Used In) Investing Activities

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2012	2011	$ Change	% Change
Net cash provided by (used in) investing activities	$3,049	$(11,927)	$14,976	125.6%

Fiscal 2012:
For the nine months ended June 30, 2012, our investing activities provided $3.0 million of cash primarily due to $13.1 million received from the sale of assets to SEI and a net distribution of capital related to our Suncore joint venture of $1.6 million; largely offset by $9.8 million related to capital expenditures and approximately $1.9 million related to deposits on equipment orders. See Note 1 - Basis of Presentation in the notes to the consolidated financial statements for additional disclosures related to the SEI asset sale.

We anticipate that we will need to repair or replace equipment that was damaged by the Thailand flooding. Capital expenditures have increased sharply compared to fiscal 2011 as we rebuild our production capacity. We expect our capital expenditures will be funded primarily by insurance proceeds that we expect to receive.

Fiscal 2011:
For the nine months ended June 30, 2011, our investing activities consumed $11.9 million of cash primarily due to a $12.0 million investment in our Suncore joint venture and $3.3 million related to capital expenditures; partially offset by consulting fees received associated with our Suncore joint venture of $5.5 million. See Note 14 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

Net Cash Provided By Financing Activities

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2012	2011	$ Change	% Change
Net cash provided by financing activities	$5,406	$14,309	$(8,903)	(62.2)%

Fiscal 2012:
For the nine months ended June 30, 2012, our financing activities provided cash primarily due to borrowings from our bank credit facility. See Note 1 - Basis of Presentation in the notes to the consolidated financial statements for information related to borrowings from our bank credit facility.

Fiscal 2011:
For the nine months ended June 30, 2011, our financing activities provided cash primarily from a private placement transaction totaling approximately $9.7 million and from borrowings from our bank credit facility.

Liquidity and Capital Resources

Historically, we have consumed cash from operations and incurred significant net losses. We have managed our liquidity position through a series of cost reduction initiatives, borrowings from our credit facility, capital markets transactions, and the sale of assets.

As of June 30, 2012, cash and cash equivalents totaled $20.2 million and working capital totaled approximately $7.2 million. Working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the three and nine months ended June 30, 2012, we incurred a net loss of $9.0 million and $32.6 million, respectively. Net cash used in operating activities for the nine months ended June 30, 2012 totaled $4.0 million.

With respect to measures taken to improve liquidity:

•
Credit Facility: In November 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank (Wells Fargo). The credit facility provides us with a revolving credit of up to $35 million through November 2013 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable and inventory accounts.

Our credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, minimum tangible net worth and EBITDA covenants, and limitations on liens and certain additional indebtedness and guarantees. The covenants are written such that as long as we maintain a minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of June 30, 2012, we were in compliance with this financial covenant.

Our credit facility also contains certain events of default, including a subjective acceleration clause. Under this clause, Wells Fargo may declare an event of default if it believes in good faith that our ability to pay all or any portion of our indebtedness with Wells Fargo or to perform any of our material obligations under the credit facility has been impaired, or if it believes in good faith that there has been a material adverse change in the business or financial condition of the Company. If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the credit facility, cease making advances under the credit facility, or take possession of the Company's assets that secure its obligations under the credit facility. We do not anticipate at this time any change in the business or financial condition of the Company that could be deemed a material adverse change by Wells Fargo. Wells Fargo has confirmed that they do not consider the flooding at our contract manufacturer's facility in Thailand to be a material adverse change in the business or financial condition of the Company.

On December 21, 2011, we entered into a First Amendment to the credit facility which increased our eligible borrowing base by up to $10 million by adding to the borrowing base formula 85% of the appraised value of the Company's equipment and 50% of the appraised value of the Company's real estate. In addition, Wells Fargo reduced our restrictions under the excess availability financial covenant requirement from $7.5 million to $3.5 million through December 2012. The interest rate on outstanding borrowings was increased to LIBOR rate plus four percent. The credit facility will return to its previous agreement terms on the earlier of (i) December 31, 2012, or (ii) the date that we receive insurance proceeds of not less than $30.0 million in the aggregate applicable to the flooding of our primary contract manufacturer in Thailand.

On June 14, 2012, we entered into a Second Amendment to the credit facility, which amended among other things, the borrowing base increase under the First Amendment, which is subject to automatic reductions to (i) $8.1 million on July 1, 2012; and to (ii) $3.1 million on January 1, 2013. The Second Amendment automatically reduces the $8.1 million and $3.1 million thresholds referenced above to $5 million and $0, respectively, if the sale of certain assets does not occur. The amended credit facility no longer includes certain assets in the potential borrowing base including certain machinery and equipment and real estate. The Second Amendment was filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

As of June 30, 2012, we had a $22.3 million LIBOR rate loan outstanding under our credit facility, with an interest rate of 4.5%. As of August 3, 2012, the outstanding balance under this credit facility totaled approximately $17.0 million. As of June 30, 2012, the credit facility also had $2.4 million reserved for nine outstanding stand-by letters of credit, leaving a remaining $0.7 million borrowing availability balance under this credit facility. We expect at least 70% of the total amount of credit under this credit facility to be available for use over the next year.

•
Equity Facility: In August 2011, we entered into a committed equity line financing facility (equity facility) with Commerce Court Small Cap Value Fund, Ltd. (Commerce Court) whereby Commerce Court has committed, upon issuance of a draw-down request by us, to purchase up to $50 million worth of our common stock over a two-year period, subject to our common stock trading above $4 per share, as adjusted for the reverse stock split, during the draw down period, unless a waiver is received. As of June 30, 2012, there have been no draw down transactions completed under this equity facility.

•
Sale of Fiber Optics-related Assets: The sale of our vertical cavity surface emitting lasers (VCSEL)-based and enterprise-related product lines provided $13.1 million of cash and this sale is expected to simplify our operating structure and reduce our fixed costs.

•
Impact From Thailand Flood: In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. During the three months ended June 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $3.7 million and recorded an equipment capital lease obligation of $2.9 million, net of equipment deposits. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds. Our contract manufacturer is required under its production agreement with us to reimburse us for losses to inventory and equipment incurred while at their facility. We are working with our contract manufacturer (and our contract manufacturer's insurance carrier) to receive insurance proceeds to cover the direct damages to our assets that were impacted by the flood. We are not a named beneficiary of our contract manufacturer's insurance policy. The timing and amounts of the recovery from the contract manufacturer, including insurance proceeds, are uncertain at this time. Insurance recoveries related to inventory and equipment destroyed by the Thailand flood will be recognized when they become realized. See Note 9 - Flood-related Losses in the notes to the consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

We believe that our existing balances of cash and cash equivalents, the agreement with our contract manufacturer to delay payment terms and purchase equipment on our behalf, benefits expected from insurance proceeds, and amounts expected to be available under our credit and equity facilities will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next twelve months.

However, in the event of unforeseen circumstances, unfavorable market or economic developments, unfavorable results from operations, any failure to receive expected proceeds from insurance, material claims made under the indemnification provisions of our Master Purchase Agreement with SEI, or if Wells Fargo declares an event of default on the credit facility, we may have to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt, or selling certain product lines and/or portions of our business. There can be no assurance that we will be able to raise additional funds on terms acceptable to us, or at all. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if we experience negative operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, results of operations, and cash flows may be adversely affected.

Contractual Obligations and Commitments

See Note 11 - Commitments and Contingencies in the notes to the consolidated financial statements for disclosures related to our contractual obligations and commitments.

Critical Accounting Policies

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for disclosures related to our critical accounting policies.

In October 2011, flood waters infiltrated the offices and manufacturing floorspace of our primary contract manufacturer's facility in Thailand and suspended all production. We have designated our accounting policy related to estimating losses associated with the Thailand flood as a critical accounting policy effective during the nine months ended June 30, 2012. See Note 9 - Flood-related Losses in the notes to the consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Recent Accounting Pronouncements

See Note 2 - Recent Accounting Pronouncements in the notes to the consolidated financial statements for disclosures related to recent accounting pronouncements.

Restructuring Accruals

See Note 8 - Accrued Expenses and Other Current Liabilities in the notes to the consolidated financial statements for disclosures related to our severance and restructuring-related accrual accounts.

Segment Data and Related Information

See Note 13 - Segment Data and Related Information in the notes to the consolidated financial statements for disclosures related to business segment revenue, geographic revenue, significant customers, and operating loss by business segment.

Executive Officer

See Note 15 - Subsequent Events in the notes to the consolidated financial statements for disclosures related to the recently announced resignation of the Company's Executive Chairman.

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

Management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act) as of June 30, 2012.  Based on this evaluation, management concluded that the Company's disclosure controls and procedures were effective.  As a result, management concluded that the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's condensed consolidated financial position, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

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

b.           Changes in Internal Control over Financial Reporting

Except for the changes discussed in section 'c' below related to inventory reserve transactions and inventory held by third parties, there were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

c.           Completed Remediation Actions that Addressed Internal Control Weaknesses

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and Quarterly Report on Form 10-Q for the quarterly periods ended December 31, 2011 and March 31, 2012, management identified the following material weaknesses in the Company's internal control over financial reporting:

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

In response to the identified material weaknesses described above, the Company has dedicated resources to improving its control environment and management believes that remediation actions placed into service since September 30, 2011 have addressed these material weaknesses.  In particular, the Company has implemented the measures described below to remediate these material weaknesses.

1) Control activities related to certain inventory reserve transactions

As of March 31, 2012 and June 30, 2012, the Company defined and implemented a new process for the quarterly review and recording of inventory reserves that involves identification of potentially excess material above a specified threshold and requires detailed documentation and substantiation of forward looking demand to ensure inventory reserves are taken on excess material. The Company plans to continue to perform this control on a quarterly basis.

2) Control activities related to certain inventory held by third parties

As of March 31, 2012 and June 30, 2012, the Company defined lower thresholds for the reconciliation of third party inventory, expanded documentation of the reviews performed, and records an inventory reserve for any unreconciled amounts. The Company plans to continue to perform this control on a quarterly basis.

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

PART II.    Other Information
ITEM 1.     Legal Proceedings

See Note 11 - Commitments and Contingencies in the notes to our consolidated financial statements for disclosures related to our legal proceedings.

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

The successful transition of the part of our business sold to a subsidiary of Sumitomo Electric Industries, LTD (SEI), will be subject to additional risks and uncertainties that may have an adverse material effect on our performance.

In May 2012, we sold certain assets and transfered certain inventory purchase obligations associated with our Fiber Optics segment to SEI and the successful transition of this part of our business will also be subject to additional risks and uncertainties. The assets included in the transaction were transferred to SEI and as part of separate transitional service agreements, we have agreed to support the operations related to this asset sale in some cases over several years. These initiatives can be time-consuming, disruptive to our operations, and costly in the short-term. However, there can be no assurance that these initiatives will be successful. Any of these uncertainties could materially adversely affect our operating results and customer relationships.

ITEM 6.     Exhibits

Exhibit Number	Exhibit Description
10.1**	Second Amendment to the Credit and Security Agreement, dated June 14, 2012, between Wells Fargo Bank National Association and the Company
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________
** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	August 8, 2012	By:	/s/ Hong Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2012	By:	/s/ Mark Weinswig
Mark Weinswig
Chief Financial Officer (Principal Financial and Accounting Officer)