Form 10-K
period 2012-09-30
EMCORE CORP
filed 2012-12-13
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
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

The aggregate market value of our common stock held by non-affiliates as of March 30, 2012 (the last business day of our most recently completed second fiscal quarter) was approximately $104.6 million, based on the closing sale price of $4.77 per share of common stock as reported on the NASDAQ Global Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by us to own 5% or more of our outstanding common stock have been excluded.

As of December 7, 2012, the number of shares outstanding of our no par value common stock totaled 26,378,745.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Stockholders filed within 120 days of September 30, 2012 or will be included in an amendment to this Form 10-K filed within 120 days of September 30, 2012.

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

EMCORE Corporation
FORM 10-K
For The Fiscal Year Ended September 30, 2012

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

Strategic Plan
During the fiscal year 2012, we developed and implemented alternative manufacturing plans in our own facilities in China and in the U.S. to meet the needs of our customers. Concurrently, we were focused on rebuilding our high-volume manufacturing infrastructure at other Thailand locations supported by our contract manufacturer and at our own manufacturing facility in China. We worked closely with our insurance carriers, banks, customers, and business partners to address short-term liquidity requirements and we and our manufacturing partners placed purchase orders for long lead-time capital equipment. We completed the rebuild and product qualification for our major product lines in our fourth quarter of fiscal 2012.

As a result of the flood, certain inventory and fixed assets were damaged or destroyed. Our contract manufacturer is required under its production agreement with us to reimburse us for losses to fixed assets and inventory incurred while at the manufacturer's facilities. In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby they agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse them for the cost of the equipment out of insurance proceeds that we expect to receive. We were not a named beneficiary of our contract manufacturer's insurance policy. During the fiscal year ended September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds. In September 2012, we received flood recoveries of $4.0 million. We expect to receive an additional $6 million in cash proceeds as well as liability offsets of approximately $13 million by March 31, 2013 to cover the direct damages to our assets that were impacted by the flood. Flood recoveries related to inventory and equipment destroyed by the Thailand flood will be recognized when they become realized. Additionally, we also claimed damages and received proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds during the fiscal year ended September 30, 2012. No additional business interruption insurance proceeds associated with this event are anticipated.

With respect to measures taken to improve liquidity:

•
In November 2011, we implemented various cost reduction measures, including temporary salary reduction, furloughs, reduction of discretionary spending including travel, capital expenditures, and development material costs, and improve working capital management. We believe that our cost reduction activities will reduce the overall cost structure of our operations.

We also entered into an agreement with our contract manufacturer whereby our contract manufacturer is purchasing equipment to rebuild our affected manufacturing lines for which we will repay our contract manufacturer from insurance proceeds received from that contract manufacturer. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds.

•
In December 2011, we signed agreements with certain customers pursuant to which they will receive an allocation of our finished goods inventory as well as a percentage of future output from our new production lines placed into service in fiscal 2012. As consideration, we received partial prepayments for future product shipments. These advanced payments are being used to support our working capital requirements until we receive the insurance proceeds.

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

•
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

PART I.

ITEM 1. Business

Company Overview

EMCORE Corporation and its subsidiaries (the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the broadband, fiber optics, satellite, and solar power markets. We were established in 1984 as a New Jersey corporation and we have two reporting segments: Fiber Optics and Photovoltaics. EMCORE's Fiber Optics business segment provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV) and Fiber-To-The-Premise (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications. EMCORE's Solar Photovoltaics business segment provides products for space power applications including high-efficiency multi-junction solar cells, Coverglass Interconnected Cells (CICs) and complete satellite solar panels, and terrestrial applications, including high-efficiency GaAs solar cells for concentrating photovoltaic (CPV) power systems.

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

Collectively, our products serve the telecommunications, CATV, FTTP, defense and homeland security, satellite communications, broadcast and pro audio video markets, and space and terrestrial solar power markets.

Fiber Optics

Our fiber optics products enable information that is encoded on light signals to be transmitted, routed (switched) and received in communication systems and networks. Our Fiber Optics segment primarily offers the following product lines:

▪
Telecom Optical Products - We believe that we are a leading supplier for tunable 10, 40, and 100 gigabits per second (Gb/s) transmission applications for dense wavelength division multiplexed (DWDM) transponders and transceivers for telecommunications transport systems. We are one of few suppliers who offer vertically-integrated products, including external-cavity laser modules, integrated tunable laser assemblies (ITLAs), micro integrable tunable laser assemblies (µITLA), 300-pin transponders, and tunable 10 gigabits small form factor pluggable (TXFP) transceivers. Our internally developed laser technology is highly suited for applications of 10, 40, and 100 Gb/s due to its superior narrow linewidth and low noise characteristics. Many of our DWDM products are fully Telcordia® qualified and comply with industry multi-source agreements (MSAs).

▪
Laser/Photodetector Component Products - We believe that we are a leading provider of optical components including lasers, photodetectors, and various forms of packaged subassemblies. Our technology enables high speed applications for 2, 4, 8, 10, and 14 Gb/s applications for the datacom and SAN markets. Our products include bare die (or chip), transmitter optical subassemblies (TOSA), distributed feedback (DFB) lasers, positive-intrinsic-negative (PIN) and avalanche photodiode (APD) components for 2, 8, and 10 Gb/s Fiber Channel, 1 and 10 Gb/s Ethernet, InfiniBand, FTTP, and telecom applications. We provide component products to the entire fiber optics industry, and we also leverage the benefits of our vertically-integrated infrastructure through low-cost manufacturing and early access to newly developed internally-produced components.

▪
Cable Television (CATV) Products - We believe that we are a market leader in providing radio frequency (RF) over fiber products for the CATV industry. Our products are used in hybrid fiber coaxial (HFC) networks that enable cable service operators to offer multiple advanced services to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other advanced services, such as high-definition television (HDTV) and voice over IP (VoIP). Our CATV products include forward and return-path analog and digital lasers, photodetectors and subassembly components, broadcast analog and digital fiber-optic transmitters, and quadrature amplitude modulation (QAM) transmitters and receivers. Our products provide our customers with increased capacity to offer more cable services, increased data transmission distance, speed and bandwidth, lower noise video receive, and lower power consumption.

▪
Fiber-To-The-Premises (FTTP) Products - Telecommunications companies are increasingly extending their optical infrastructure to their customers' location in order to deliver higher bandwidth services. We have developed customer qualified FTTP components and subsystem products to support plans by telephone companies to offer voice, video, and data services through the deployment of new fiber optics-based access networks. Our FTTP products include passive optical network (PON) transceivers, radio frequency over glass (RFoG) optical transceivers, analog fiber optic transmitters for video overlay and high-power erbium-doped fiber amplifiers (EDFA), analog and digital lasers, photodetectors and subassembly components, analog video receivers, and multi-dwelling unit (MDU) video receivers. Our products provide our customers with higher performance for analog and digital characteristics, integrated infrastructure to support competitive costs, and additional support for multiple standards.

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

▪
Defense and Homeland Security Products - Leveraging our expertise in RF module design and high-speed parallel optics, we provide a suite of ruggedized products that meet the reliability and durability requirements of the U.S. government and defense markets. Our specialty defense products include fiber optic gyro components used in precision guided munitions, high-frequency RF fiber optic link components for towed decoy systems, optical delay lines for radar systems, erbium-doped fiber amplifiers, terahertz spectroscopy systems, pulse lasers for light detection and ranging (LIDAR) spectroscopy systems and other products. Our products provide our customers with high frequency and dynamic range, compact form-factor, and extreme temperature, shock and vibration tolerance.

Customers for our Fiber Optics segment include: Alcatel Lucent, Arris/C-Cor Electronics, Aurora Networks, BUPT-GUOAN Broadband, Ciena, Cisco Systems, Fujitsu, Huawei, Motorola, NEC, Nokia Siemens, Tellabs, and ZTE. For the fiscal years ended September 30, 2012 and 2011, Cisco Systems represented less than 10% of our total consolidated revenue. For the fiscal year ended September 30, 2010, Cisco Systems represented 13% of our total consolidated revenue.

See Explanatory Note on page 4 for a discussion associated with the impact of the floods in Thailand on our Fiber Optics operations.

Photovoltaics

We believe our high-efficiency compound semiconductor-based multi-junction solar cell products provide our customers with compelling cost and performance advantages over competitive solutions. These advantages include higher solar array efficiency, reduced mass and storage volume and resistance to radiation environments, all of which can benefit satellite launch costs. The higher efficiency of our products enables our customers to reduce their solar product footprint by providing more power output with fewer solar cells, which is a benefit when our product is used in terrestrial CPV systems.

Our Photovoltaics segment targets the following markets:

▪
Satellite Solar Power Generation - We believe that we are a leading provider of satellite solar power solutions to the space exploration, defense, intelligence, and global communications industries. A satellite's operational success depends on its available power and its capacity to transmit data. We provide advanced, compound semiconductor-based solar cells and solar panel products that are highly resistant to space radiation environments and generate more power from sunlight than competitive technologies. Satellite power systems using our multi-junction solar cells weigh less per unit of power than traditional silicon-based solar cells and provide our customers with reduced solar array size and launch costs.

We currently manufacture and sell one of the most efficient and reliable, radiation resistant advanced triple-junction solar cells in the world, with an average "beginning of life" conversion efficiency of 29.5%. We are the only U.S manufacturer to supply true monolithic bypass diodes for shadow protection by utilizing several EMCORE patented methods.

Additionally, we are developing an entirely new class of advanced multi-junction solar cells with even higher conversion efficiency. This new architecture, called inverted metamorphic multi-junction (IMM), is being developed in collaboration with the U.S. Air Force Research Laboratory and to date has demonstrated conversion efficiencies above 34% in laboratory measurements.

We also offer covered interconnected cells and solar panel lay-down services that allow us to provide our customers with fully integrated solar panels for satellite applications. We provide satellite manufacturers with proven integrated power solutions that improve satellite economics. Satellite manufacturers and solar array integrators rely on us to meet their demanding satellite power needs with our proven flight heritage.

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

We have adapted our high-efficiency, compound semiconductor-based, multi-junction solar cell products for terrestrial applications in commercial and utility-scale CPV power systems. We have attained >42% conversion efficiency under 500x illumination with our terrestrial concentrating solar cell products. This compares favorably to the 15-21% efficiency of silicon-based solar cells. We believe that solar concentrator systems assembled using our compound semiconductor-based solar cells can be competitive with silicon-based solar power generation systems in certain geographic regions with high direct normal irradiance (DNI). We currently serve the terrestrial solar market with solar cells designed for CPV terrestrial solar power systems.

While the terrestrial power generation market is still developing, we have shipped millions of solar cells, providing megawatts of power as part of production orders for CPV components and systems. Our customers include major solar concentrating systems companies in the United States, Europe, and Asia.

Customers for our Photovoltaics segment include: Applied Physics Labs - Johns Hopkins University, ATK, Boeing, Dutch Space, Lockheed Martin, Loral Space & Communications, NASA-JPL, Northrop Grumman, Orbital Sciences Corporation and Suncore Corporation. For the fiscal years ended September 30, 2012, 2011, and 2010, Loral Space & Communications represented 14%, 11%, and 11%, of our total consolidated revenue, respectively.

Segment Data

See Note 17 - Segment Data and Related Information in the notes to our consolidated financial statements for disclosures related to business segment revenue, geographic revenue, and operating loss by business segment.

Strategic Plan

We intend to continue to own and operate our Fiber Optics and Photovoltaics businesses to leverage our scale and corporate infrastructure.

We had previously contemplated a strategy to separate our Photovoltaics and Fiber Optics businesses to become pure plays in their respective business segments. In light of the formation and operation of our Suncore joint venture to undertake CPV system manufacturing and business development, at this time we are planning to continue to own and operate our Photovoltaics and Fiber Optics businesses. Our core competency continues to be our comprehensive knowledge and infrastructure related to compound semiconductor materials and devices, as well as integrated products enabled by these technologies. Therefore, we believe that there are synergies to own and operate both segments. Furthermore, this combined portfolio with unique market applications provides a level of diversification in this highly cyclical economic environment.

We have realigned our Fiber Optics product portfolio to focus on business areas with strong technology differentiation and growth opportunities.

Newer products, such as tunable TOSA and tunable XFP transceivers, ITLA and micro-ITLA for 40 and 100 Gb/s coherent transponders and full-band CATV QAM transmitters should strengthen our position as a leader in the industry. We believe these products have the potential to generate significant growth opportunities in the future. The critical need for these technologies to the industry was validated by the significant support provided by our customers to restore production lines after the flooding in Thailand. We are committed to investing capital to re-establish our high-volume manufacturing infrastructure and continuing new product development.

Our strategy for our Fiber Optics segment is to focus our product portfolio in business areas where our technology provides customers with superior and enabling solutions. Concurrently, we will focus our resources and commitment to growing market segments.

We will focus on expanding our customer base for CPV solar cells.

Our Suncore joint venture with San'an Optoelectronics Co., Ltd. serves as the main focus of our strategy for commercializing our CPV system design. Suncore's anticipated low-cost and high-volume manufacturing capability will allow it to penetrate into China's emerging and fast growing renewable energy market. Suncore has already demonstrated initial success with the on-time construciton of its initial 100-megawatt capacity manufacturing facility. Additionally, Suncore secured a 50 megawatt CPV project in Golmud, China to be delivered in 2012.

We will aggressively pursue business for government and defense applications by leveraging current business relationships and infrastructure.

Through our program engagement in the areas of space photovoltaics and specialty photonics, we have developed a strong penetration and customer base for defense and homeland security applications. Our technologies in inverted metamorphic multi-junction (IMM) solar cells, fiber optic gyro transceivers, and terahertz spectroscopy are critical for certain government programs. Our state-of-the-art solar cell manufacturing facility in Albuquerque, New Mexico has been cleared and designated as a U.S. government trusted foundry. We expect this clearance should provide a pathway to additional government program opportunities. We will continue our efforts to further solidify new business opportunities for programs within these areas.

Through the restoration effort of our impacted Fiber Optics production lines, we expect our re-established manufacturing infrastructure will be more cost competitive.

In October 2011, flood waters in Thailand infiltrated the production floor of our primary contract manufacturer. Some of the production lines for our Fiber Optics business were impacted. We have redesigned our manufacturing infrastructure to be more cost competitive.

Government Research Contracts

We derive a portion of our revenue from funding by various agencies of the U.S. government through research contracts and subcontracts. These contracts typically cover work performed over extended periods of time, from several months up to several years. These contracts may be modified or terminated at the convenience of the U.S. government and may be subject to governmental budgetary fluctuations. In addition, government funding for these contracts could be reduced as a result of a combination of federal income tax increases and restrictions on government spending potentially occurring at the end of calendar year 2012, commonly known as the “fiscal cliff.”

Sources of Raw Materials

We depend on a limited number of suppliers for certain raw materials, components, and equipment used in our products. We continually review our vendor relationships to mitigate risks and lower costs, especially where we depend on one or two vendors for critical components or raw materials. While maintaining inventories that we believe are sufficient to meet our near-term needs, we strive not to carry significant inventories of raw materials. Accordingly, we maintain ongoing communications with our vendors in order to prevent any interruptions in supply, and have implemented a supply-chain management program to maintain quality and lower purchase prices through standardized purchasing efficiencies and design requirements. To date, we generally have been able to obtain sufficient quantities of critical supplies in a timely manner.

We will be subject to rules promulgated by the SEC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of “conflict minerals.” These rules will impose additional costs and may introduce new risks related to our ability to verify the origin of any “conflict minerals” used in our products.

Manufacturing

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

Photovoltaic terrestrial solar cells to be incorporated into the CPV receivers will continue to be manufactured at our manufacturing facility in Albuquerque, NM. All remaining CPV-related manufacturing efforts have been transferred to Suncore.

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

Externally, our marketing group works with customers to define requirements, characterize market trends, define new product development activities, identify cost reduction initiatives, and manage new product introductions.  Internally, our marketing group communicates and manages customer requirements with the goal of ensuring that our product development activities are aligned with our customers' needs.  These product development activities allow our marketing group to manage new product introductions and new product and market trends. See Note 17 - Segment Data and Related Information in the notes to the consolidated financial statements for disclosures related to business segment revenue, geographic revenue, and significant customers by business segment.

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

We believe that in order to remain competitive, we must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide. Research and development expense was $22.3 million, $32.9 million, and $29.5 million for the fiscal years ended September 30, 2012, 2011, and 2010, respectively. As a percentage of revenue, research and development expenses were 13.6%, 16.4%, and 15.4% for the fiscal years ended September 30, 2012, 2011, and 2010, respectively. Our research and development expense consists primarily of compensation expense including non-cash stock-based compensation expense, as well as engineering and prototype costs, depreciation expense, and other overhead expenses, as they related to the design, development, and testing of our products. These costs are expensed as incurred.

Intellectual Property and Licensing

We protect our proprietary technology by applying for patents, where appropriate, and in other cases by preserving the technology, related know-how, and information as trade secrets. The success and competitive advantage enjoyed by our product lines depends heavily on our ability to obtain intellectual property protection for our proprietary technologies. We also acquire, through license grants or assignments, rights to patents on inventions originally developed by others.  As of September 30, 2012, we held approximately 240 U.S. patents and approximately 40 foreign patents and had over 300 additional patent applications pending. The issued patents cover various products in the major markets we serve. Our U.S. patents will expire on varying dates between 2012 and 2029.  These patents and patent applications claim protection for various aspects of current or planned commercial versions of our materials, components, subsystems, and systems.

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

We rely on trade secrets to protect our intellectual property when we believe that publishing patents would make it easier for others to reverse engineer our proprietary processes. We also rely on other intellectual property rights such as trademarks and copyrights where appropriate. See Note 9 - Intangible Assets in the notes to our consolidated financial statements for additional disclosures related to intellectual property.

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

FTTP and Telecommunications Networks.  For 10, 40 and 100 Gb/s transmitter products, our primary competitors include Finisar, Furukawa, JDSU, NeoPhotonics, and Oclaro. Our primary competitors include Cyoptics, Mitsubishi, and Source Photonics for FTTP components and transceivers.

Satellite Communications Networks.   Our primary competitors include Foxcom and MITEQ, Inc.

Video Transport Products.   Our primary competitors include Evertz and Telecast.

Photovoltaics

Satellite Solar Power Generation.  In the satellite solar power products market, we primarily compete with Azur Space Solar Power, Sharp, and Spectrolab, a subsidiary of Boeing.

Terrestrial Solar Power Generation.  In the terrestrial solar power products market, we primarily compete with Azur Space Solar Power and Spectrolab on the terrestrial solar cells.

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

Order Backlog

As of September 30, 2012, the order backlog for our Photovoltaics segment totaled $43.3 million, a negligible decrease from $43.5 million reported as of September 30, 2011. Order backlog is defined as purchase orders or supply agreements accepted by us with expected product delivery and/or services to be performed within the next twelve months. From time to time, our customers may request that we delay shipment of certain orders and our order backlog could also be adversely affected if our customers unexpectedly cancel purchase orders that we have previously accepted.

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

Employees

As of September 30, 2012, we had approximately 1,060 employees, including approximately 330 international employees that are located primarily in China.   This represents an increase of approximately 60 employees when compared to September 30, 2011.   None of our employees are covered by a collective bargaining agreement.  We have never experienced any labor-related work stoppage and believe that our employee relations are good.

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

For the fiscal years ended September 30, 2012, 2011, and 2010, we incurred a net loss of $39.2 million, $34.2 million, and
$23.7 million, respectively. Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not continue to experience net losses for the foreseeable future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability.

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

If we raise additional funds through the issuance of equity or convertible debt securities, as we have done in the past, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences, or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited.

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

Our quarterly and annual operating results have fluctuated substantially in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Factors that could cause our quarterly or annual operating results to fluctuate include:

•	a downturn in the markets for our customers' products, particularly the telecom components markets;

•	discontinuation by our vendors, or unavailability of, components or services used in our products;

•	disruptions or delays in our manufacturing processes or in our supply of raw materials or product components;

•	a failure to anticipate changing customer product requirements;

•	market acceptance of our products;

•	cancellations or postponements of previously placed orders;

•	increased financing costs or any inability to obtain necessary financing;

•	the impact on our business of current or future cost reduction measures;

•	a loss of key personnel or the shortage of available skilled workers;

•	results of our joint venture activities;

•	economic conditions in various geographic areas where we or our customers do business;

•	the impact of political uncertainties, such as the potential “fiscal cliff” on the economy, customer spending and demand for our products;

•	significant warranty claims, including those not covered by our suppliers;

•	market demand for the products and services provided by our customers;

•	other conditions affecting the timing of customer orders;

•	reductions in prices for our products or increases in the costs of our raw materials;

•	effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	fluctuations in manufacturing yields;

•	obsolescence of products;

•	research and development expenses incurred associated with new product introductions;

•	natural disasters, such as hurricanes, earthquakes, fires, and floods;

•	changes in the timing and size of orders by our customers;

•	the continuation or worsening of the current global economic slowdown;

•	the emergence of new industry standards;

•	the loss or gain of significant customers;

•	the introduction of new products and manufacturing processes;

•	intellectual property disputes;

•	customs, import/export, and other regulations of the countries in which we do business;

•	financial results of joint venture activities and timing of other M&A activities;

•	acts of terrorism or violence and international conflicts or crises; and

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products.

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

Over the last year, we have developed and implemented alternative manufacturing plans in our own facilities in China and in the U.S. to meet the needs of our customers. Concurrently, we have been focusing on rebuilding our high-volume manufacturing infrastructure at another Thailand location supported by our contract manufacturer and at our own manufacturing facility in China. We have been working closely with our insurance carriers, banks, customers, and business partners to address short-term liquidity requirements and we and our manufacturing partners have placed purchase orders for long lead-time capital equipment. We completed the rebuild and product qualification for our major product lines in fiscal 2012.

As a result of the flood, certain inventory and fixed assets were damaged or destroyed. Our contract manufacturer is required under its production agreement with us to reimburse us for losses to fixed assets and inventory incurred while at the manufacturer's facilities. In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby they agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse them for the cost of the equipment out of insurance proceeds that we expect to receive. We were not a named beneficiary of our contract manufacturer's insurance policy. During the fiscal year ended September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds. In September 2012, we received flood recoveries of $4.0 million. We expect to receive an additional $6 million in cash proceeds as well as liability offsets of approximately $13 million by March 31, 2013 to cover the direct damages to our assets that were impacted by the flood.

Additionally, we claimed damages under our own insurance policy relating to business interruption due to the flooding. During fiscal 2012, we received $5.0 million under our insurance policy.

Our Thailand contract manufacturer historically supported greater than 50 percent of our total fiber optics-related revenue. It is possible that our customers found alternative suppliers of comparable products as we rebuilt our manufacturing capacity. We believe that any net proceeds received from our contract manufacturer will mitigate a portion of the adverse impact of any customers who may have found alternative sources of supply. Our Photovoltaics segment was not affected by the floods in Thailand.

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

If spending for optical communications networks declines, our business may suffer.

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

The potential economic impact and uncertainty surrounding a possible “fiscal cliff” in the United States may adversely affect our business and operating results.

The potential economic impact resulting from the combination of federal income tax increases and government spending restrictions potentially occurring at the end of calendar year 2012 (commonly referred to as the “fiscal cliff”), may adversely affect the markets for our products and negatively impact our operating results.   The uncertainty surrounding whether a “fiscal cliff” will occur and the extent of any impact on the economy generally make it difficult for our customers to forecast and plan future business activities, which could cause them to reduce their spending, potentially reducing demand for our products.  In addition, it is possible that restrictions on government spending could adversely affect our business with the U.S. government. If the “fiscal cliff” results in a recessionary environment in the United States, our business and operating results would likely suffer.

We could be required to record an impairment charge as a result of changes to assumptions used in our impairment testing.

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

If we sell shares of our common stock under our committed equity line financing facility or through a public or private offering, our existing shareholders will experience dilution and, as a result, our stock price may decline.

In August 2011, we entered into a committed equity line financing facility (2011 Equity Facility) under which we may sell up to $50 million of shares of our common stock to Commerce Court Small Cap Value Fund, Ltd. (Commerce Court) over a 24- month period subject to a maximum of 4,629,455 shares (which includes the 27,737 shares of common stock we issued to Commerce Court in August 2011 as compensation for its commitment to enter into the 2011 Equity Facility, except in the event the average price per share paid by Commerce Court under the 2011 Equity Facility exceeds $7.40 per share, in which case we may sell additional shares of common stock to Commerce Court under the 2011 Equity Facility. A sale of shares of our common stock pursuant to the 2011 Equity Facility would have a dilutive impact on our existing shareholders and is subject to pricing above $4 per share of our common stock, unless a waiver is received. Commerce Court may resell some or all of the shares we issue to it under the 2011 Equity Facility and such sales could cause the market price of our common stock to decline.

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

In May 2012, we sold certain assets and transferred certain inventory purchase obligations associated with our Fiber Optics segment to a subsidiary of SEI. As part of this transaction, we entered into separate transitional service agreements, pursuant to which we agreed to support the operations related to this asset sale, in some cases over several years. These initiatives may be time-consuming, disruptive to our operations, and costly in the short-term. Any of these uncertainties could materially adversely affect our operating results. In addition, our agreement with SEI included customary representations, warranties, and covenants including, indemnity obligations. Should the Company be required to indemnify SEI, or if it is otherwise in breach of its obligations, our operating results could be adversely affected.

The market price for our common stock has experienced significant price and volume volatility and is likely to continue to experience significant volatility in the future. This volatility may impair our ability to finance strategic transactions with our stock and otherwise harm our business.

Our stock price has experienced significant price and volume volatility for the past several years, and our stock price is likely to experience significant volatility in the future as a result of numerous factors outside our control. Significant declines in our stock price may interfere with our ability to raise additional funds through equity financing or to finance strategic transactions with our stock. A significant adverse change in the market value of our common stock could also trigger a goodwill impairment that would result in a non-cash impairment charge. We have historically used equity incentive compensation as part of our overall compensation arrangements. The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price. In addition, there may be increased risk of securities litigation following periods of fluctuations in our stock price. Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities. These and other consequences of volatility in our stock price which could be exacerbated by the recent worldwide financial crisis could have the effect of diverting management's attention and could materially harm our business.

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

For the fiscal years ended September 30, 2012, 2011, and 2010, our top five customers accounted for 33%, 40%, and 44%, respectively, of our annual consolidated revenue. There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers. Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of our revenue continues to depend on sales to a limited number of customers. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement, and our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales to one or more of our larger customers could have a material adverse affect on our business, financial condition, results of operations, and cash flows.

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

We use contract manufacturers located outside of the U.S. as a less-expensive alternative to performing our own manufacturing of certain products. Contract manufacturers in Asia currently manufacture a significant portion of our high-volume fiber optics products. We supply inventory to our contract manufacturers, and we bear the risk of loss, theft, or damage to our inventory while it is held in their facilities.

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
- trade and travel restrictions; and
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

In contrast, in our Photovoltaics reporting segment, we generally enter into long-term firm fixed-price contracts. While firm fixed-price contracts allow us to benefit from cost savings, these types of contracts also expose us to the risk of cost overruns. If the initial estimates we used to determine the contract price and the cost to perform the work prove to be incorrect, we could incur losses. In addition, some of our contracts have specific provisions relating to schedule and performance. If we fail to meet the terms specified in those contracts, then our cost to perform the work could increase, which would adversely affect our financial condition. These programs have risk for reach-forward losses if our estimated costs exceed our estimated price.

Fixed-price development work inherently has more uncertainty than production contracts and therefore, entails more variability in estimates of the cost to complete the work. Many of these development programs have very complex designs. As technical or quality issues arise, we may experience schedule delays and adverse cost impacts, which could increase our estimated cost to perform the work, either of which could adversely affect our results of operations. Some fixed-price development contracts include initial production units in their scope of work. Successful performance of these contracts depends on our ability to meet production specifications and delivery rates. If we are unable to perform and deliver to contract requirements, our contract price could be reduced through the incorporation of liquidated damages, termination of the contract for default, or other financially significant consequences. Management uses its best judgment to estimate the cost to perform the work and the price we will eventually be paid on fixed-price development programs. While we believe the cost and price estimates incorporated in the financial statements are appropriate, future events could result in either favorable or unfavorable adjustments to those estimates.

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

The U.S. government may modify, curtail, or terminate its contracts and subcontracts with us without prior notice, and at its convenience upon payment for work done and commitments made at the time of termination. A reduction or discontinuance of these programs or of our participation in these programs would increase our research and development expenses, which could adversely affect our profitability and could impair our ability to develop our solar power products and services. It is possible that restrictions on government spending resulting from a “fiscal cliff” potentially occurring at the end of the calendar year 2012 could reduce government funding available for our business with the U.S. government. Modification, curtailment, or termination of major programs or contracts could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

For the fiscal years ended September 30, 2012, 2011, and 2010, sales to customers located outside the U.S. accounted for approximately 32%, 30%, and 40%, respectively, of our annual consolidated revenue, with revenue assigned to geographic regions based on our customers' billing address. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenue as we seek international expansion opportunities. Because of this, the following international commercial risks may adversely affect our revenue:

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

We have substantial operations in China, which exposes us to risks inherent in doing business in China.

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

Our Suncore joint venture is subject to additional risks and uncertainties that may have an adverse effect on the joint venture's performance.

The Suncore joint venture requires the joint venture parties to provide financial and technical support to the joint venture entity. The success of the joint venture will depend on the joint venture parties satisfying these obligations, as well as its ability to compete in the emerging renewable energy markets in China and other regions, which will require the joint venture entity to keep pace with rapidly developing technologies and newly emerging competitors. In addition, the success of the joint venture depends on its ability to retain key personnel and successfully penetrate the markets for its products. Because we share ownership and management of the joint venture, the management of these risks will not be entirely within our control, which may have a material adverse effect on the joint venture's performance.

The rapidly changing industry in which our joint venture operates, makes its prospects difficult to evaluate. It is possible that our joint venture may not generate sufficient cash flow from operations, or otherwise have sufficient capital resources to meet its future capital needs. If this occurs, it may need additional financing to execute on our current or future business strategies. There is no assurance that additional financing will be available on favorable terms or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our joint venture's ability to fund its operations, develop or enhance its products, or otherwise operate effectively could be significantly limited.

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

We may be obligated to indemnify our customers and vendors for claims that our intellectual property infringes the rights of others, which may result in substantial expenses to us.

We may be required to indemnify our customers or vendors for intellectual property claims made against them for products incorporating our technology. As such, claims against our customers and vendors may require us to incur substantial expenses, such as legal expenses, damages for past infringement or royalties for future use. Future indemnity claims could adversely affect our business relationships and result in substantial costs to us.

We face certain litigation risks that could harm our business.

We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity, and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition, and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and stockholder derivative actions, have been significant, will continue to be costly, and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management's time and attention away from business operations, which could harm our business. For additional discussion regarding litigation in which we are involved, see Note 15 - Commitments and Contingencies in the notes to our consolidated financial statements.

The costs of compliance with state, federal and international legal and regulatory requirements, such as environmental, labor, trade and tax regulations, and customers' standards of corporate citizenship could cause an increase in our operating costs.

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

In addition, climate change is a significant topic of discussion and potential regulatory activity and has generated and may continue to generate federal or other regulatory responses in the near future. If we or our component suppliers fail to timely comply with applicable legislation, our customers may refuse to purchase our products or we may face increased operating costs as a result of taxes, fines or penalties, which would have a materially adverse effect on our business, financial condition and operating results.

In connection with our compliance with such environmental laws and regulations, as well as our compliance with industry environmental initiatives, the standards of business conduct required by some of our customers, and our commitment to sound corporate citizenship in all aspects of our business, we could incur substantial compliance and operating costs and be subject to disruptions to our operations and logistics. In addition, if we were found to be in violation of these laws or noncompliant with these initiatives or standards of conduct, we could be subject to governmental fines, liability to our customers and damage to our reputation and corporate brand which could cause our financial condition or operating results to suffer.

Provisions of the Dodd-Frank Act relating to “Conflict Minerals” will require us to begin disclosing our use of “conflict minerals,” which will increase our costs and could raise reputational and other risks.
The SEC has promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act, regarding disclosure of the use of certain minerals, known as conflict minerals, that are mined from the Democratic Republic of the Congo and adjoining countries. These new requirements will require due diligence efforts in fiscal year 2013 and thereafter, with initial disclosure requirements effective in May 2014. There will be costs associated with complying with these disclosure requirements, including costs to determine the source of any conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. Also, we may face reputational challenges if we are unable to verify the origins for all metals used in our products through the procedures we may implement. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act (“FCPA”). Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.
We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anticorruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anticorruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire.
We have manufacturing operations in China and other jurisdictions, many of which pose elevated risks of anti-corruption violations, and we export our products for sale internationally. This puts us in frequent contact with persons who may be considered “foreign officials” under the FCPA, resulting in an elevated risk of potential FCPA violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.

A failure to attract and retain managerial, technical, and other key personnel could reduce our revenue and our operational effectiveness.
Our future success depends, in part, on our ability to attract and retain certain key personnel, including scientific, operational, financial, and managerial personnel. In addition, our technical personnel represent a significant asset and serve as the source of our technological and product innovations. The competition for attracting and retaining key employees (especially scientists, technical personnel, and senior managers and executives) is intense. Because of this competition for skilled employees, we may be unable to retain our existing personnel or attract additional qualified employees in the future to keep up with our business demands and changes, and our business, financial condition, results of operations, and cash flows could be materially adversely affected. The risks involved in recruiting and retaining these key personnel may be increased by our lack of profitability, the volatility of our stock price, and the perceived effect of previously implemented reductions in force and other cost reduction efforts.

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

Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have an adverse effect on the trading price of our equity securities. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers, which could harm our business. The addition of our Suncore joint venture in China and expanded activities at our Langfang facility in China increase the burden on our systems and infrastructure, and impose additional risk to the ongoing effectiveness of our internal controls, disclosure controls, and procedures.

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

In addition, implementation of new software programs, including the implementation of an enterprise resource planning program which we intend to install at one or more of our divisions during 2013, may have adverse impact on us, including interruption of operations, loss of data, budget overruns, and the consumption of management time and resources.

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

We prepare our financial statements to conform to accounting principles generally accepted in the United States of America (U.S. GAAP). These accounting principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to interpret and create appropriate accounting standards. A change in those policies can have a significant effect on our consolidated reported results and may affect our reporting of transactions completed before a change in accounting principle is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, the SEC issued its long-anticipated proposed International Financial Reporting Standards (IFRS) roadmap outlining milestones that, if achieved, could lead to mandatory transition to IFRS for U.S. domestic registrants. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, we could be required to prepare financial statements in accordance with IFRS. We are currently assessing the impact that this potential change could have on our consolidated financial statements and will continue to monitor the development of the potential implementation of IFRS.

Natural disasters or other catastrophic events could have a material adverse affect on our business.

Natural disasters, such as hurricanes, earthquakes, fires, and floods, could materially adversely affect our operations and financial performance. As further discussed elsewhere in this Annual Report, the flooding in Thailand has had a material adverse impact on our results of operations, financial condition, and cash flow, as well as on our ability to meet customer demand for our fiber optics products. In addition, our business could be further affected by other natural disasters. Such events could result in physical damage to one or more of our facilities, the temporary closure of one or more of our facilities or those of our suppliers, a temporary lack of an adequate work force in a market, a temporary or long-term disruption in the supply of products from some local and overseas suppliers, a temporary disruption in the transport of goods from overseas, and delays in the delivery of goods. Public health issues, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have an adverse impact on customer demand. As a result of any of these events, we may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. These events could also reduce demand for our products or make it difficult or impossible to receive products from suppliers. Although we maintain business interruption insurance and other insurance intended to cover some or all of these risks, such insurance may be inadequate, whether because of coverage amount, policy limitations, the financial viability of the insurance companies issuing such policies, or other reasons.

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

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

The following chart contains certain information regarding each of our principal facilities.

Location	Function	Approximate Square Footage	Term (in calendar year)

Albuquerque, New Mexico	Corporate Headquarters Manufacturing and research and development facilities for both photovoltaic and fiber optics products	165,000	Facilities are 100% owned by us. Certain land is leased, which expires in 2050

Alhambra, California	Manufacturing and research and development facilities for fiber optics products	83,000	Multiple leases, which expire in 2011 through 2012 (1) (2)

Newark, California	Research and development facilities for fiber optics products	55,000	Multiple leases, which expire in 2013 (1)

Langfang, China	Manufacturing facility for fiber optics products	48,000	Multiple leases, which expire in 2017 (1)

Ivyland, Pennsylvania	Manufacturing and research and development facility for fiber optics products	9,000	Lease expires in 2016 (1)

Footnotes

(1)	Lease has the option to be renewed by us, subject to inflation and other adjustments.

(2)	Management is in negotiations to renew certain facility leases in Alhambra which have expired but are being maintained on a month-to-month basis.

ITEM 3.     Legal Proceedings

See Note 15 - Commitments and Contingencies in the notes to our consolidated financial statements for disclosures related to our legal proceedings.

PART II.    Other Information

ITEM 4.     Mine Safety Disclosures

Not Applicable.

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

Our common stock is traded on the NASDAQ Global Market and is quoted under the symbol "EMKR". The reported closing sale price of our common stock on December 7, 2012 was $4.41 per share. As of December 7, 2012, we had approximately 149 shareholders of record.  Many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, and we are unable to estimate the number of these shareholders.

Price Range of Common Stock

The price ranges presented below represents the highest and lowest sales prices for our common stock on the NASDAQ Global Market during each quarter over the two most recent fiscal years.

High and Low Sales Price Ranges of EMCORE Corporation's Common Stock	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2012	$3.28 - $4.52	$3.48 - $5.99	$3.45 - $5.07	$4.33 - $5.87

Fiscal 2011*	$3.12 - $6.60	$4.24 - $13.00	$8.20 - $11.40	$3.84 - $12.40

* - The above sales prices for Fiscal 2011 and the first and second quarter of Fiscal 2012 reflect the effect of the reverse stock split on February 15, 2012.

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

On August 16, 2011, we entered into a committed equity line financing facility (2011 Equity Facility) with Commerce Court Small Cap Value Fund, Ltd. (Commerce Court) pursuant to which we may, upon the terms and subject to the conditions set forth therein, require Commerce Court to purchase up to $50.0 million in shares of our common stock over the 24-month term following the effectiveness of a resale registration statement, subject to limitations set forth in the agreement with Commerce Court. In consideration for Commerce Court's execution and delivery of the 2001 Equity Facility, we issued Commerce Court 110,947 shares of our common stock, which we refer to as the Commitment Shares. The issuance of the Commitment Shares, is exempt from registration under the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) of and Regulation D under the Securities Act. In connection with this transaction, we entered into a registration rights agreement pursuant to which we agreed to prepare and file with the SEC one or more registration statements on Form S-1, or such other form reasonably acceptable to Commerce Court and its legal counsel, for the purpose of registering the resale of the maximum shares of common stock issuable under the 2011 Equity Facility, including the Commitment Shares. We agreed to file the initial registration statement with the SEC within 60 days of the closing date of the transaction and to cause such registration statement to be declared effective by the SEC within the earlier of (i) the fifth business day after we are notified by the SEC that the initial registration statement will not be subject to review (or further review), or (ii) 120 days of the 2011 Equity Facility (180 days if the registration statement is reviewed by the SEC). We filed the registration statement on Form S-1 with the SEC on September 13, 2011 and we received a Notice of Effectiveness from the SEC on September 28, 2011. As of September 30, 2012, there were no draw down transactions completed under the 2011 Equity Facility.
On September 28, 2012, we entered into an underwriting agreement (the "Underwriting Agreement") with B. Riley & Co., LLC (the "Underwriter"). Pursuant to the Underwriting Agreement, we agreed to sell and the Underwriter agreed to purchase (the "Offering"), subject to the terms and conditions expressed therein, 1,832,410 shares of the Company's common stock, without par value (the "Common Stock"), at a price per share of $5.19. The Offering raised approximately $9.5 million in net proceeds, which will be used for general corporate purposes.

The shares sold by the Company were registered pursuant to a "shelf" Registration Statement on Form S-3 (File No. 333-183256) (the "Registration Statement") that the Company filed with the Securities and Exchange Commission (the "Commission") under the Act on August 10, 2012, and which the Commission declared effective as of August 23, 2012, including a base prospectus constituting a part thereof, as supplemented by a prospectus supplement relating to the shares filed with the Commission pursuant to Rule 424(b) under the Act.

Equity Compensation Plan Information

See Part III, Item 12-“Security Ownership of Certain Beneficial Owners and Management and Related Stockholders” of this Annual Report on Form 10-K for certain information regarding our equity compensation plans.

Performance Graph

The following table and graph compares the cumulative total shareholders' return on our common stock for the five-year period from September 30, 2007 through September 30, 2012 with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Telecommunications Stock Index. The comparison assumes $100 was invested on September 30, 2007 in our common stock.  We did not declare, nor did we pay, any dividends during the comparison period.

The following stock performance graph does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this stock performance graph by reference therein.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among EMCORE Corporation, the NASDAQ Composite Index, and the NASDAQ Telecommunications Index

$120
$100
$80
$60
$40
$20
$0
9/07
9/08
9/09
9/10
9/11
9/12
EMCORE Corporation
NASDAQ Composite
NASDAQ Telecommunications

*$100 invested on 9/30/07 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30

Data Table	As of September 30,
	2007	2008	2009	2010	2011	2012
EMCORE Corporation	$100.00	$51.46	$13.54	$8.34	$10.31	$14.71
NASDAQ Composite	$100.00	$69.59	$74.90	$84.99	$86.87	$110.79
NASDAQ Telecommunications	$100.00	$59.50	$65.05	$73.87	$74.74	$89.25

ITEM 6. Selected Financial Data

In the tables below, we have provided you with consolidated financial data. We derived the statement of operations data for the fiscal years ended September 30, 2012, 2011, and 2010 and the balance sheet data as of September 30, 2012 and 2011 from our audited consolidated financial statements included in Financial Statements and Supplementary Data under Item 8 within this Annual Report. We derived the statement of operations data for the years ended September 30, 2009 and 2008 and the selected balance sheet data as of September 30, 2010, 2009, and 2008 from audited consolidated financial statements that are not included in this Annual Report. You should read this financial data together with our Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplementary Data under Item 8 within this Annual Report. Our historic results are not necessarily indicative of the results that may be expected in the future.

See Explanatory Note on page 4 for a discussion associated with the impact of the floods in Thailand on our operations.

Selected Financial Data

Statements of Operations Data (in thousands, except loss per share)	For the Fiscal Years Ended September 30,
	2012	2011	2010	2009	2008
Revenue	$163,781	$200,928	$191,278	$176,356	$239,303
Gross profit (loss)	17,826	42,763	50,661	(6,310)	29,895
Operating loss	(35,625)	(32,527)	(21,426)	(140,966)	(75,281)
Net loss	(39,171)	(34,219)	(23,694)	(138,801)	(80,860)
Net loss per basic and diluted share	$(1.66)	$(1.54)	$(1.14)	$(7.00)	$(4.80)

Balance Sheet Data (in thousands)	As of September 30,
	2012	2011	2010	2009	2008
Cash, cash equivalents, restricted cash, and current available-for-sale securities	$9,129	$16,142	$21,242	$16,899	$22,760
Working capital	3,971	24,293	34,891	34,725	79,234
Total assets	169,866	170,298	177,838	182,023	329,278
Long-term liabilities	9,408	4,804	562	104	—
Shareholders' equity	69,023	98,436	113,432	129,931	253,722

Working capital, calculated as current assets minus current liabilities, is a financial metric we use that represents available operating liquidity.

Significant Transactions
Significant transactions that affect the comparability of our operating results and financial condition include:
Fiscal 2012

•
Joint Venture: During the fiscal year ended September 30, 2012, Suncore increased its registered capital by recording a deemed capital distribution of $37.0 million which was distributed and reinvested in proportion to each entity's registered capital, of which San'an was allocated $22.2 million and EMCORE was allocated $14.8 million. During this same period, Suncore also recorded a cash dividend of approximately $4.1 million in proportion to each entity's registered capital of which San'an received $2.5 million and EMCORE received $1.6 million. We recorded the cash dividend as a reduction of our investment in Suncore. We incurred foreign income tax of approximately $1.6 million associated with these capital distributions which is presented under the caption 'foreign income tax expense on capital distributions' on our statement of operations and comprehensive loss. EMCORE's cash dividend was equal to the foreign income tax expense incurred on these capital distributions. During fiscal 2012, we held a 40% registered ownership in Suncore and we recorded a $1.2 million loss from this equity method investment which was primarily related to start-up activities. As of September 30, 2012, our investment balance in Suncore is zero and we have stopped recording our proportionate share of Suncore's loss since we have no obligation or intent to fund the deficit balance. See Note 18 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

•
Thailand Flood: In October 2011, we announced that flood waters had severely impacted the inventory and production operations of our primary contract manufacturer in Thailand. The impacted areas included certain product lines for the Telecom and Cable Television (CATV) market segments. This has had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products in the near term. During the fiscal year ended September 30, 2012, we recorded estimated flood-related losses associated with damaged inventory and equipment of approximately $5.5 million. During the fiscal year ended September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. Management identified certain inventory on order related to manufacturing product lines that were destroyed by the Thailand flood and will not be replaced. This expense, which totaled $1.6 million for the fiscal year ended September 30, 2012, was recorded within cost of revenue on our statement of operations and comprehensive loss. We received an insurance proceeds payment of $4.0 million in September 2012 from our contract manufacturer. Additionally, we also claimed damages and received proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds. See Note 11 - Impact from Thailand Flood in the notes to the consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

•
Sale of Fiber Optics-related Assets: On May 7, 2012, we completed the sale of certain assets associated with our Fiber Optics segment to a subsidiary of Sumitomo Electric Industries, LTD (SEI) and recorded a gain of approximately $2.8 million. We deferred approximately $4.9 million of the gain on sale until the indemnification obligation and purchase price adjustment contingencies are resolved. See Note 1 - Description of Business in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

•
Litigation Settlement: In May 2012, we reached a confidential settlement regarding certain outstanding litigation in exchange for a release of related claims. The settlement resulted in a charge of $1.0 million in our statement of operations and comprehensive loss.

•
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

Fiscal 2011

•
Joint Venture: We entered into a joint venture agreement in fiscal 2010 with San'an Optoelectronics Co., Ltd. (San'an) for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from us. The joint venture, Suncore Photovoltaic Technology Co., Ltd. (Suncore) was established in January 2011. To date, we have contributed $12.0 million in cash to Suncore as a capital contribution and have received $8.5 million of consulting fees from an affiliate of San'an. We have accounted for our investment in Suncore using the equity method of accounting and we have recorded the consulting fees as a reduction to our investment in Suncore. During fiscal 2011, we held a 40% registered ownership in Suncore and we recorded a $1.8 million loss from this equity method investment which was primarily related to start-up activities. See Note 18 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

•
Litigation Settlements: During the three months ended March 31, 2011, we received a cash payment of approximately $2.6 million, net of legal fees, in satisfaction of a judgment for damages awarded. During the three months ended June 30, 2011, we accrued $1.5 million for legal settlements considered probable. See Note 15 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our litigation proceedings.

•
Impairment Charge: During the three months ended September 30, 2011, we recorded a non-cash impairment charge of approximately $8.0 million related to long-lived assets associated with our Fiber Optics segment. See Note 9 - Intangible Assets in the notes to the consolidated financial statements for additional information related to this impairment charge.

•
Asset Retirement Obligations: We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. During the three months ended September 30, 2011, we completed a review of our asset retirement and environmental obligations and we recorded an asset retirement obligation with an offset to fixed assets totaling $4.8 million. See Note 15 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our asset retirement obligations.

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

Business Overview

EMCORE Corporation and its subsidiaries (the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the broadband, fiber optics, satellite, and solar power markets. We were established in 1984 as a New Jersey corporation and we have two reporting segments: Fiber Optics and Photovoltaics. EMCORE's Fiber Optics business segment provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV) and Fiber-To-The-Premise (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications. Solar Photovoltaics business segment provides products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells (CICs) and complete satellite solar panels, and terrestrial applications, including high-efficiency GaAs solar cells for concentrating photovoltaic (CPV) power systems.

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

See Note 18 - Suncore Joint Venture in the notes to the consolidated financial statements for disclosures related to the definitive agreement which consolidated the Company's terrestrial CPV system engineering and development efforts into the Company's joint venture.

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

Since that announcement, we have developed and implemented a plan to rebuild the impacted production lines at other locations, including an alternate facility of our contract manufacturer in Thailand, as well as our own manufacturing facilities in the United States and China. Our production line for ITLAs (Integrable Tunable Laser Assemblies) for 40 and 100 Gb/s (Gigabit per second) coherent telecom applications has been up and running since April 2012 at our contract manufacturer in Thailand. Production line qualification has been completed and most customers have successfully completed full-line audits and started taking shipments in April. As of September 2012, our ITLA line is operating at pre-flood capacity production levels. The CATV laser module and transmitter production lines at our manufacturing facility in China reached pre-flood capacity production levels as of September 2012. See Note 11 - Impact from Thailand Flood in the notes to the consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. The assets sold included inventory, fixed assets, and intellectual property which enabled approximately $9.2 million of revenue from sales of datacom, parallel optical devices and EMCORE Connects Cable products during the fiscal year ended September 30, 2012. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale, and we have recorded this amount as a deferred gain on our balance sheet as of September 30, 2012 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Payment of escrow amounts occurs over a two-year period and is subject to claim adjustments. In total, we have deferred approximately $4.9 million of the total paid by SEI as a gain on sale until the indemnification obligation of $3.4 million and purchase price adjustment contingencies are resolved. See Note 1 - Description of Business in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. The accounting estimates that require our most significant, difficult, and/or subjective judgments include:

•	the valuation of inventory, goodwill, intangible assets, warrants, and stock-based compensation;

•	assessment of recovery of long-lived assets;

•	asset retirement obligations and litigation contingencies;

•	revenue recognition associated with the percentage of completion method;

•	the allowance for doubtful accounts and warranty accruals; and,

•	estimation of losses associated with the Thailand Flood.

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

Accounts Receivable

We regularly evaluate the collectability of our accounts receivable and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligations to us. The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection. We classify charges associated with the allowance for doubtful accounts as sales, general, and administrative expense. If the financial condition of our customers were to deteriorate, impacting their ability to pay us, additional allowances may be required. See Note 5 - Receivables in the notes to the consolidated financial statements for additional information related to our receivables.

Inventory

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor, and manufacturing overhead costs, which approximates weighted average cost. We write-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on our forecasted future revenue. The charge related to inventory write-downs is recorded as a cost of revenue. The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where we sell previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. We do not track the selling price of individual raw material components that have been previously written down or written off, since such raw material components usually are only a portion of the finished products and related sales price. We evaluate inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. We have incurred, and may in the future incur charges to write-down our inventory. See Note 6 - Inventory, net in the notes to the consolidated financial statements for additional information related to our inventory.

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

In performing goodwill impairment testing, we are able to review qualitative factors in accordance with ASU 2011-08 to determine if it is more likely than not that the fair value is less than the carrying value. If it is assessed that the fair value is more likely than not less than the carrying value, we then determine the fair value of each reporting unit using a weighted combination of a market-based approach and a discounted cash flow (DCF) approach. The market-based approach relies on values based on market multiples derived from comparable public companies. In applying the DCF approach, management forecasts cash flows over the remaining useful life of its primary asset using assumptions of current economic conditions and future expectations of earnings. This analysis requires the exercise of significant judgment, including judgments about appropriate discount rates based on the assessment of risks inherent in the amount and timing of projected future cash flows. The derived discount rate may fluctuate from period to period as it is based on external market conditions. All of these assumptions are critical to the estimate and can change from period to period. Updates to these assumptions in future periods, particularly changes in discount rates, could result in different results of goodwill impairment tests. See Note 8 - Goodwill in the notes to the consolidated financial statements for additional disclosures related to our goodwill.

Valuation of Long-lived Assets

Long-lived assets consist primarily of property, plant, and equipment and intangible assets. Because most of our long-lived assets are subject to amortization, we review these assets for impairment in accordance with the provisions of ASC 360, Property, Plant, and Equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our impairment testing of long-lived assets consists of determining whether the carrying amount of the long-lived asset (asset group) is recoverable, in other words, whether the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group) exceeds its carrying amount. The determination of the existence of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. In making this determination, we use certain assumptions, including estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, the length of service that assets will be used in our operations, and estimated salvage values. See Note 7 - Property, Plant, and Equipment, net and Note 9 - Intangible Assets in the notes to the consolidated financial statements for additional disclosures related to our long-lived assets.

Revenue Recognition

Revenue is recognized upon shipment, provided persuasive evidence of a contract exists, the price is fixed, the product meets our customer's specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board or free carrier alongside (FCA) shipping point, which means that we fulfill our delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the buyer typically bears all costs and risks of loss or damage to the goods from that point. In certain cases, we ship our products cost insurance and freight. Under this arrangement, revenue is recognized under FCA shipping point terms, but we pay (and invoice the customer) for the cost of shipping and insurance to the customer's designated location. We account for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for use and after title and ownership has transferred to the customer. Revenue from time and material contracts is recognized at contractual rates as labor hours and direct expenses are incurred. Any warranty cost and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

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

Solar Panel Contracts. Pursuant to ASC 605-35, Revenue Recognition - Construction-Type and Production, we record revenue on long-term solar panel contracts using either the percentage-of-completion method or the completed contract method. In general, the performance of these types of contracts involves the design, development, and manufacture of complex aerospace or electronic equipment to our customer's specifications. The percentage-of-completion method is used in circumstances in which all the following conditions exist:

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

Product Warranty Reserves

We provide our customers with limited rights of return for non-conforming shipments and warranty claims for certain products. Pursuant to ASC 450, Contingencies, we make estimates of product warranty expense using historical experience rates as a percentage of revenue and/or costs of revenue and accrue estimated warranty expense as a cost of revenue.  We estimate the costs of our warranty obligations based on historical experience of known product failure rates and anticipated rates if warranty claims, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product issues. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than needed, we may reverse a portion of such provisions in future periods. See Note 10 - Accrued Expenses and Other Current Liabilities in the notes to the consolidated financial statements for additional disclosures related to our product warranty reserves.

Stock-Based Compensation

Stock-based compensation expense is measured at the stock option grant date, based on the fair value of the award, and is recorded to cost of sales, sales, general, and administrative, and research and development expense based on an employee's responsibility and function over the requisite service period. We use the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair value of stock-based awards in accordance with ASC 718, Compensation. This option-pricing model requires the input of highly subjective assumptions, including the option's expected life, the price volatility of the underlying stock, and expected forfeitures. Expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on our historical stock prices. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the change in our non-cash stock-based compensation expense could adversely affect our results of operations. See Note 16 - Equity in the notes to the consolidated financial statements for additional disclosures related to our stock-based compensation.

Litigation Contingencies

We are subject to various legal proceedings, claims, and litigation, either asserted or unasserted that arise in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect the resolution of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows. However, the results of these matters cannot be predicted with certainty. Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Should we fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, then the financial results of that particular reporting period could be materially affected. See Note 15 - Commitments and Contingencies in the notes to our consolidated financial statements for disclosures related to our legal proceedings.

Warrant Valuation

As of September 30, 2012 and 2011, warrants representing 750,011 shares of our common stock were outstanding. All of our warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to affect a mandatory exercise of each warrant. The valuation model requires the input of highly subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of the warrants is primarily due to the change in the closing price of our common stock. See Note 4 - Fair Value Accounting in the notes to the consolidated financial statements for additional disclosures related to our valuation of our outstanding warrants.

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

We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. During the three months ended September 30, 2011, we completed a review of our asset retirement and environmental obligations and we recorded an asset retirement obligation with an offset to fixed assets totaling $4.8 million. See Note 15 - Commitments and Contingencies in the notes to the consolidated financial statements for additional disclosures related to our asset retirement obligations.

Insurance Recoveries

Insurance recoveries related to impairment losses previously recorded and other recoverable expenses will be recognized up to the amount of our related loss or expense in the period that recoveries become realizable. Insurance recoveries under business interruption coverage and insurance gains in excess of amounts previously written off related to impaired inventory and equipment or in excess of other recoverable expenses previously recognized will be recognized when they become realizable and all contingencies have been resolved. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. As of September 30, 2012, we have not recorded any estimated amounts relating to potential future insurance recoveries in our consolidated statement of operations.

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

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue.

	For the Fiscal Years Ended September 30,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Cost of revenue	89.1	78.7	73.5
Gross profit	10.9	21.3	26.5
Operating expense (income):
Selling, general, and administrative	21.3	17.7	22.3
Research and development	13.6	16.4	15.4
Impairment	0.9	4.0	—
Litigation settlements, net	0.6	(0.6)	—
Flood-related loss	3.4	—	—
Flood-related insurance proceeds	(5.5)	—	—
Gain on sale of assets	(1.7)	—	—
Total operating expense	32.6	37.5	37.7
Operating loss	(21.7)	(16.2)	(11.2)
Other income (expense):
Interest expense, net	(0.4)	(0.3)	(0.2)
Foreign exchange gain (loss)	—	0.4	(0.5)
Loss from equity method investment	(0.8)	(0.9)	—
Change in fair value of financial instruments	—	—	(0.3)
Other expense	—	—	(0.2)
Total other income (expense)	(1.2)	(0.8)	(1.2)
Loss before income tax expense	(22.9)	(17.0)	(12.4)
Foreign income tax expense on capital distributions	(1.0)	—	—
Net loss	(23.9)%	(17.0)%	(12.4)%

Comparison of financial results:

Revenue:

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2012 vs Fiscal 2011		Fiscal 2011 vs Fiscal 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Fiber Optics revenue	$96,153	$125,659	$121,724	$(29,506)	(23.5)%	$3,935	3.2%
Photovoltaics revenue	67,628	75,269	69,554	(7,641)	(10.2)%	5,715	8.2%
Total revenue	$163,781	$200,928	$191,278	$(37,147)	(18.5)%	$9,650	5.0%

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

Broadband product revenue:

•
For the fiscal year ended September 30, 2012, revenue from broadband products decreased 27% from the prior year which was primarily driven by decreased unit shipments of our CATV-related products primarily due to the impact of the Thailand flood.

•
Fiscal 2011 revenue from broadband products increased approximately 12% from fiscal 2010 which was primarily driven by increased unit shipments of our CATV and video transport products. The increase in CATV unit shipments was primarily driven by our quadrature amplitude modulation (QAM) transmitters and receivers.

Digital product revenue:

•
Fiscal 2012 revenue from digital products decreased 32% from the prior year which was primarily due to the impact of the Thailand flood on the telecom product lines. Our enterprise digital product lines were sold to SEI in May 2012.

•
Fiscal 2011 revenue from digital products decreased approximately 8% from fiscal 2010 which was primarily due to a reduction of approximately $13.7 million of revenue associated with sales of parallel optics device products primarily as a result of the U.S. International Trade Commission (ITC) ruling. See Note 15 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to the ITC ruling. This was partially offset by increased shipments of telecom optical-related products, which includes tunable XFP, tunable 300-pin transponders, and integrated tunable laser assemblies (ITLAs), when compared to fiscal 2010. Our telecom optical-related product line represents the second largest percentage of our total fiber optics-related revenue.

Our Fiber Optics segment accounted for 59%, 63% and 64% of our consolidated revenue for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Photovoltaics Revenue:

Our Photovoltaics reporting segment provides products for both space and terrestrial solar power applications. For space solar power applications, we offer high-efficiency multi-junction solar cells, covered interconnect cells (CICs), and complete satellite solar panels. For terrestrial powers applications, we offer high-efficiency GaAs solar cells fro concentrating photovoltaic (CPV) power systems.

For the fiscal year ended September 30, 2012, revenue from satellite applications decreased approximately 9% from the prior year. The decrease was primarily driven by lower volume sales of space solar cell CIC products. Sales of our satellite solar cells and CICs products represents the largest percentage of our total photovoltaics-related revenue. Historically, our Photovoltaics revenue has fluctuated significantly due to timing of program completions and product shipments of major orders. Revenue from our terrestrial-related products was not significant as a percentage of total photovoltaics-related revenue.

Our Photovoltaics segment accounted for 41%, 37% and 36% of our consolidated revenue for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Gross Profit:

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2012 vs Fiscal 2011		Fiscal 2011 vs Fiscal 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Fiber Optics gross profit (loss)	$4,322	$23,221	$28,174	$(18,899)	(81.4)%	$(4,953)	17.6%
Photovoltaics gross profit	13,504	19,542	22,487	(6,038)	(30.9)%	(2,945)	(13.1)%
Total gross profit (loss)	$17,826	$42,763	$50,661	$(24,937)	(58.3)%	$(7,898)	15.6%

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

Consolidated gross margins were 10.9%, 21.3% and 26.5% for the fiscal year ended September 30, 2012, 2011 and 2010, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $1.6 million, $1.4 million and $2.1 million during the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Fiber Optics Gross Profit:

Fiber Optics gross margin was 4.5%, 18.5% and 23.1% during the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Inventory excess and obsolescence expense totaled approximately $5.7 million, $4.2 million and $3.4 million during the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Instead of completely rebuilding all flood-damaged manufacturing lines in Thailand, management has decided to realign the Company's fiber optics product portfolio and focus on business areas with strong technology differentiation and growth opportunities. Management identified certain inventory on order related to manufacturing product lines that were destroyed by the Thailand flood and will not be replaced. This expense, which totaled $1.6 million for the fiscal year ended September 30, 2012, was recorded within cost of revenue on our statement of operations and comprehensive loss.

For the fiscal year ended September 30, 2012, gross margins decreased from both our broadband and digital product lines when compared to the prior year. During the period, lower revenues due to the impact from the Thailand flood resulted in higher manufacturing overhead as a percentage of revenue. Manufacturing of certain fiber optics-related components was moved to Company-owned facilities which involved higher labor and other related costs. In fiscal 2011, gross margins decreased from both our broadband and digital product lines when compared to fiscal 2010 primarily due to an increase in expense associated with excess and obsolete inventories.

Photovoltaics Gross Profit:

Photovoltaics gross margin was 20.0%, 26.0% and 32.3% for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

For the fiscal year ended September 30, 2012, gross margins decreased from our satellite application product lines when compared to the prior year primarily due to lower revenues with unfavorable product mix changes, as well as lower manufacturing yields. In fiscal 2011, gross margins decreased from our satellite application product lines when compared to fiscal 2010 primarily due to product mix and lower manufacturing yields.

Sales, General and Administrative (SG&A):

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2012 vs Fiscal 2011		Fiscal 2011 vs Fiscal 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
SG&A expense	$34,861	$35,582	$42,549	$(721)	(2.0)%	$(6,967)	(16.4)%

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $3.9 million, $3.9 million and $5.9 million during the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

The decrease in SG&A expense for the fiscal year ended September 30, 2012 when compared to the prior year was attributable to cost reduction measures implemented which include a reduction of discretionary spending on staffing and infrastructure and due to the sale of our vertical cavity surface emitting lasers (VCSEL)-based and enterprise-related product lines in May 2012.

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

As a percentage of revenue, SG&A expenses were 21.3%, 17.7% and 22.3% for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Research and Development (R&D):

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2012 vs Fiscal 2011		Fiscal 2011 vs Fiscal 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
R&D expense	$22,338	$32,853	$29,538	$(10,515)	(32.0)%	$3,315	11.2%

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

Stock-based compensation expense within R&D totaled $2.3 million, $2.1 million and $1.9 million during the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

The decrease in R&D expense for the fiscal year ended September 30, 2012 when compared to the prior year was attributable to cost reduction measures discussed above, as well as lower expense incurred related to our development of our TXFP transceiver when compared to the prior year, and due to the sale of our vertical cavity surface emitting lasers (VCSEL)-based and enterprise-related product lines in May 2012. In August 2011, we signed a solar rooftop CPV development agreement with our Suncore joint venture pursuant to which we collaborated on the development and application of the current 500X and next-generation 1000X rooftop CPV systems. With the sale of the product lines to Suncore in September 2012, we will no longer be collaborating on these efforts. During the fiscal year ended September 30, 2012, we billed Suncore approximately $1.0 million for research and developments costs incurred.

The increase in R&D expense in fiscal 2011 when compared to fiscal 2010 is attributable to higher expenses incurred related to our development of our tunable XFP (TXFP) transceiver in our Fiber Optics segment and increased R&D expense incurred in our Photovoltaics segment related to our acquisition of Soliant Energy which was completed in March 2011.

As a percentage of revenue, R&D expenses were 13.6%, 16.4% and 15.4% for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Other Operating Expense (Income):

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2012 vs Fiscal 2011		Fiscal 2011 vs Fiscal 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Impairment	$1,425	$8,000	$—	$(6,575)	(82.2)%	$8,000	N/A
Litigation settlements, net	$1,050	$(1,145)	$—	$2,195	(191.7)%	$(1,145)	N/A
Flood-related loss	$5,519	$—	$—	$5,519	N/A	$—	N/A
Flood-related insurance proceeds	$(9,000)	$—	$—	$(9,000)	N/A	$—	N/A
Gain on sale of assets	$(2,742)	$—	$—	$(2,742)	N/A	$—	N/A

Impairment:
As of June 30, 2012, we performed an evaluation of an asset group within our Photovoltaics segment for impairment of long-lived assets. The impairment test was triggered by a determination that it was more likely than not those assets would be sold or otherwise disposed of before the end of their previously estimated useful lives. As a result of the evaluation, we determined that impairment existed and a charge of approximately $1.4 million was recorded to write down the long-lived assets to an estimated fair value. Of the total impairment charge, approximately $1.1 million related to equipment and $0.3 million related to intangible assets. See Note 18 - Suncore Joint Venture in the notes to the consolidated financial statements for disclosures related to the recently signed definitive agreement which will consolidate the Company's terrestrial CPV system engineering and development efforts into the Company's joint venture.

As of September 30, 2011, we performed an impairment test of long-lived assets associated with our digital fiber optics product lines. The impairment test was triggered by a change in long-term financial and cash flow forecasts. The changes in financial and cash forecasts were not a result of the flooding in Thailand. The financial impact from this natural disaster was considered a fiscal year 2012 event. As a result of our evaluation we determined that impairment existed and a charge of $8.0 million was recorded to write down long-lived assets to an estimated fair value which was determined using both the guideline public company valuation method and the discounted cash flow method. See Note 9 - Intangible Assets in the notes to the consolidated financial statements for additional information related to this impairment charge.

Litigation Settlements, net:
In May 2012, we reached a confidential settlement regarding certain outstanding litigation in exchange for a release of all related claims. The settlement resulted in a charge of approximately $1.0 million in our statement of operations and comprehensive loss and was paid during the three months ended June 30, 2012.

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

Flood-related Loss (Recovery):
During the fiscal year 2012, we recorded estimated flood-related losses associated with damaged inventory and equipment of approximately $3.7 million and $1.8 million, respectively. We continue to evaluate our estimates of flood-related losses, and in future quarters we may record additional adjustments for damaged inventory and equipment. See Note 11 - Impact from Thailand Flood in the notes to the consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Flood-related Insurance Proceeds:
We claimed damages and received proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds during the fiscal year 2012. No additional business interruption insurance proceeds associated with this event are anticipated. In September 2012, we received flood recoveries of $4.0 million from our contract manufacturer. We expect to receive an additional $6 million in cash proceeds as well as liability offsets of approximately $13 million by March 31, 2013 to cover the direct damages to our assets that were impacted by the flood. Flood recoveries related to inventory and equipment destroyed by the Thailand flood will be recognized when they become realized. We were not a named beneficiary of our contract manufacturer's insurance policy.

Gain from sale of assets: On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. Under the terms of the Master Purchase Agreement, we agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of September 30, 2012 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Payment of escrow amounts occurs over a two-year period and is subject to claim adjustments. We deferred approximately $4.9 million of the gain on sale until the indemnification obligation and purchase price adjustment contingencies are resolved. See Note 1 - Description of Business in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

Operating Loss:

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2012 vs Fiscal 2011		Fiscal 2011 vs Fiscal 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Fiber Optics operating loss	$(26,684)	$(30,276)	$(19,888)	$3,592	11.9%	$(10,388)	(52.2)%
Photovoltaics operating loss	(8,941)	(2,251)	(1,538)	(6,690)	(297.2)%	(713)	(46.4)%
Total operating loss	$(35,625)	$(32,527)	$(21,426)	$(3,098)	(9.5)%	$(11,101)	(51.8)%

Income (loss) from operations represents revenue less the cost of revenue and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared service departments. Income (loss) from operations is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (21.7)%, (16.2)% and (11.2)% for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Other Income (Expense):

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2012 vs Fiscal 2011		Fiscal 2011 vs Fiscal 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Interest expense, net	$(677)	$(640)	$(415)	$(37)	(5.8)%	(225)	(54.2)%
Foreign exchange gain (loss)	45	735	(1,008)	(690)	(93.9)%	1,743	172.9%
Loss from equity method investment	(1,201)	(1,842)	—	641	(34.8)%	(1,842)	N/A
Change in fair value of financial instruments	(69)	70	(475)	(139)	(198.6)%	545	114.7%
Other expense	—	(15)	(370)	15	(100.0)%	355	95.9%
Total other expense	$(1,902)	$(1,692)	$(2,268)	$(210)	12.4%	$576	25.4%

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

Loss from Equity Method Investment
We entered into a joint venture agreement in fiscal 2010 with San'an Optoelectronics Co., Ltd. (San'an) for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from us. The joint venture, Suncore Photovoltaic Technology Co., Ltd. (Suncore) was established in January 2011. We have accounted for our investment in Suncore using the equity method of accounting. Pursuant to the joint venture agreement, San'an and EMCORE share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore. We continue to hold a 40% registered ownership in Suncore and we recorded a loss associated with our Suncore joint venture totaling $1.2 million for the fiscal year ended September 30, 2012. As of September 30, 2012, our cumulative proportionate loss in Suncore has exceeded our net investment in Suncore by approximately $3.1 million. Pursuant to ASC 323-10, Investments—Equity Method and Joint Ventures – Overall, we stopped recording our proportionate share of Suncore's loss after our investment declined to a zero value since we have no obligation or intent to fund the deficit balance. We will resume applying the equity method only after our share of net income in Suncore equals the share of net losses not recognized during the period we suspended using the equity method. See Note 18 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

Change in Fair Value of Financial Instruments
As of September 30, 2012 and September 30, 2011, warrants representing 750,011 shares of our common stock were outstanding.

All of our warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive loss when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to affect a mandatory exercise of each warrant. The valuation model requires the input of highly subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of our warrants has been primarily due to the change in the closing price of our common stock. See Note 4 - Fair Value Accounting in the notes to the consolidated financial statements for additional information related to our valuation of our outstanding warrants.

Foreign Income Tax Expense on Capital Distributions
During the fiscal year ended September 30, 2012, Suncore increased its registered capital by recording a deemed capital distribution of $37.0 million which was distributed and reinvested in proportion to each entity's registered capital, of which San'an was allocated $22.2 million and EMCORE was allocated $14.8 million. During this same period, Suncore also recorded a cash dividend of approximately $4.1 million in proportion to each entity's registered capital of which San'an received $2.5 million and EMCORE received $1.6 million. We recorded the cash dividend as a reduction in our investment in Suncore. We incurred foreign income tax of approximately $1.6 million associated with these capital distributions which is presented under the caption 'foreign income tax expense on capital distributions' on our statement of operations and comprehensive loss. EMCORE's cash dividend was equal to the foreign income tax expense incurred on these capital distributions. See Note 18 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

Net Loss:

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2012 vs Fiscal 2011		Fiscal 2011 vs Fiscal 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Net loss	$(39,171)	$(34,219)	$(23,694)	$(4,952)	(14.5)%	$(10,525)	(44.4)%

Net loss per basic and diluted share was $(1.66), $(1.54) and $(1.14) for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

Order Backlog:

As of September 30, 2012, order backlog for our Photovoltaics segment totaled $43.3 million, a negligible decrease from $43.5 million reported as of September 30, 2011. The backlog as of September 30, 2012 and 2011 included $1.9 million and $0, respectively, of terrestrial solar cell orders from our Suncore joint venture. Order backlog is defined as purchase orders or supply agreements accepted by us with expected product delivery and/or services to be performed within the next twelve months. From time to time, our customers may request that we delay shipment of certain orders and our order backlog could also be adversely affected if our customers unexpectedly cancel purchase orders that we have previously accepted.

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

As of September 30, 2012, cash and cash equivalents totaled $9.0 million and working capital totaled approximately $4.0 million. Working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the fiscal year ended September 30, 2012, we incurred a net loss of $39.2 million. Net cash used in operating activities for the fiscal year ended September 30, 2012 totaled $15.0 million.

With respect to measures taken to improve liquidity:

•
Credit Facility: In November 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank (Wells Fargo). The credit facility provides us with a revolving credit of up to $35 million through November 2013 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility was initially secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable and inventory accounts.

Our credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, minimum tangible net worth and EBITDA covenants, and limitations on liens and certain additional indebtedness and guarantees. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of September 30, 2012, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $3.5 million financial covenant.

Our credit facility also contains certain events of default, including a subjective acceleration clause. Under this clause, Wells Fargo may declare an event of default if it believes in good faith that our ability to pay all or any portion of our indebtedness with Wells Fargo or to perform any of our material obligations under the credit facility has been impaired, or if it believes in good faith that there has been a material adverse change in the business or financial condition of the Company. If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the credit facility, cease making advances under the credit facility, or take possession of the Company's assets that secure its obligations under the credit facility. We do not anticipate at this time any change in the business or financial condition of the Company that could be deemed a material adverse change by Wells Fargo. Wells Fargo has confirmed that they do not consider the flooding at our contract manufacturer's facility in Thailand in 2011 to be a material adverse change in the business or financial condition of the Company.

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

As of September 30, 2012, we had a $19.3 million LIBOR rate loan outstanding under our credit facility, with an interest rate of 4.38%. As of November 30, 2012, the outstanding balance under this credit facility totaled approximately $13.5 million. As of September 30, 2012, the credit facility also had $2.4 million reserved for eight outstanding stand-by letters of credit, leaving a remaining $5.2 million borrowing availability balance under this credit facility. We now expect at least 70% of the $35 million credit facility to be available for use over the next year.

•
October 2012 Stock Sale: On October 3, 2012 we sold to an Underwriter 1,832,410 shares of common stock for net proceeds of $9.5 million. See Note 20 - Subsequent Event for additional disclosures related to the stock sale.

•
Equity Facility: In August 2011, we entered into a committed equity line financing facility (equity facility) with Commerce Court Small Cap Value Fund, Ltd. (Commerce Court) whereby Commerce Court has committed, upon issuance of a draw-down request by us, to purchase up to $50 million worth of our common stock over a two-year period, subject to our common stock trading above $4 per share, as adjusted for the reverse stock split, during the draw down period, unless a waiver is received. As of September 30, 2012, there have been no draw down transactions completed under this equity facility.

•
Impact From Thailand Flood: In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby they agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse them for the cost of the equipment out of insurance proceeds that we expect to receive. We were not a named beneficiary of our contract manufacturer's insurance policy. During the fiscal year ended September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds. In September 2012, we received flood recoveries of $4 million. We expect to receive an additional $6 million in cash proceeds as well as liability offsets of approximately $13 million by March 31, 2013 to cover the direct damages to our assets that were impacted by the flood. Flood recoveries related to inventory and equipment destroyed by the Thailand flood will be recognized when they become realized. See Note 11 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

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

However, in the event of unforeseen circumstances, unfavorable market or economic developments, unfavorable results from operations, any failure to receive expected proceeds from insurance, material claims made under the indemnification provisions of our Master Purchase Agreement with SEI, or if Wells Fargo declares an event of default on the credit facility, we may have to raise additional funds or reduce expenditures by any one or a combination of the following: issuing equity, debt or convertible debt, selling certain product lines and/or portions of our business, furloughs, or reduction of discretionary spending. There can be no assurance that we will be able to raise additional funds on terms acceptable to us, or at all. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if we experience negative operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, results of operations, and cash flows may be adversely affected.

Cash Flow:

Net Cash Used In Operating Activities

Operating Activities (in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2012 vs Fiscal 2011		Fiscal 2011 vs Fiscal 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Net cash provided by (used in) operating activities	$(15,002)	$(6,289)	$3,411	$(8,713)	138.5%	$(9,700)	284.4%

Fiscal 2012:
Our operating activities consumed cash of $15.0 million in fiscal 2012. Our net loss of $39.2 million, which included an approximately $2.7 million gain from the sale of assets and $2.6 million of insurance proceeds on equipment was partially offset by flood-related losses of approximately $5.5 million, depreciation, amortization, and accretion expense of $9.4 million, stock-based compensation expense of approximately $7.8 million, provision for losses on inventory purchase commitments of $2.3 million, and losses from our Suncore joint venture totaling $1.2 million. The change in our current assets and liabilities of $1.8 million was primarily the result of an increase in accounts payable of approximately $10.6 million and accrued expenses and other current liabilities of approximately $6.6 million; largely offset by an increase in inventory of $9.8 million, other assets of $3.9 million and accounts receivable of approximately $1.7 million.

Fiscal 2011:
Our operating activities consumed cash of $6.3 million in fiscal 2011. Our net loss of $34.2 million was offset by the net change in our current assets and liabilities of $2.5 million and our non-cash expenses which included depreciation and amortization expense of $12.0 million, stock-based compensation expense of $7.4 million, provision for doubtful accounts of $0.0 million, and the provision for product warranty of $1.0 million. The change in our current assets and liabilities of $2.5 million was primarily the result of an increase in accrued expense and other current liabilities of $2.8 million, an increase in accounts payable of $0.4 million; partially offset by an increase in accounts receivable of $3.3 million, and increase in prepaid and other assets of $2.5 million, and an increase in inventory of $0.9 million.

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

Net Cash Provided By (Used In) Investing Activities

Investing Activities (in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2012 vs Fiscal 2011		Fiscal 2011 vs Fiscal 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Net cash provided by (used in) investing activities	$5,274	$(15,286)	$(316)	$20,560	134.5%	$(14,970)	4,737.3%

Fiscal 2012:
Our investing activities provided $5.3 million of cash primarily due to $13.1 million received from the sale of assets to a subsidiary of SEI, $2.6 million of flood-related insurance proceeds from equipment and a net distribution of capital related to our Suncore joint venture of $1.6 million; largely offset by $12.2 million related to capital expenditures and $0.4 million deposits on equipment orders. See Note 1 - Description of Business in the notes to the consolidated financial statements for additional disclosures related to the SEI asset sale.

We anticipated that we would need to repair or replace equipment that was damaged by the Thailand flooding. Capital expenditures have increased sharply compared to fiscal 2011 as we rebuild our production capacity. We expect our capital expenditures will be funded primarily by insurance proceeds that we expect to receive.

Fiscal 2011:
Our investing activities consumed $15.3 million of net cash in fiscal 2011 primarily due to $1.4 million related to capital expenditures and $0.6 million related to investment in patents; partially offset by $1.3 million in proceeds from the sale of available-for-sale securities and $0.4 million related to the release of restricted cash.
Fiscal 2010:
Our investing activities provided $0.3 million of net cash in fiscal 2010 primarily from $0.0 million received from the sale of an unconsolidated affiliate, $1.4 million received from the sale of available-for-sale securities, and $0.4 million related to the release of restricted cash; partially offset by $1.4 million related to capital expenditures.

Net Cash Provided By Financing Activities

Financing Activities (in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2012 vs Fiscal 2011		Fiscal 2011 vs Fiscal 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
Net cash provided by financing activities	$3,015	$17,887	$2,365	$(14,872)	(83.1)%	$15,522	656.3%

Fiscal 2012:
Our financing activities provided $3.0 million of net cash primarily from $1.8 million of proceeds related to borrowings from our bank credit facility and $1.3 million of proceeds received from our stock plans. See Note 1 - Description of Business in the notes to the consolidated financial statements for information related to borrowings from our bank credit facility.

Fiscal 2011:
Our financing activities provided $17.9 million of net cash in fiscal 2011 primarily from $9.7 million of proceeds from a private placement transaction, $7.0 million related to borrowings on our bank credit facility and $1.9 million of proceeds received from our stock plans; partially offset by $0.6 million of payments on our capital lease obligations.

Fiscal 2010:
Our financing activities provided $2.4 million of net cash in fiscal 2010 primarily from $0.2 million related to borrowings on our bank credit facility, $1.0 million of proceeds received from our stock plans, and $0.8 million related to other short-term debt borrowings.

Contractual Obligations and Commitments

Our contractual obligations and commitments over the next five years are summarized in the table below:

(in thousands)		For the Fiscal Years Ended September 30,
	Total	2013	2014 to 2015	2016 to 2017	2018 and later
Purchase obligations	$27,456	$27,212	$157	$87	$—
Credit facility	19,316	19,316	—	—	—
Asset retirement obligations	5,004	—	409	33	4,562
Operating lease obligations	4,566	877	792	426	2,471
Capital lease obligations	4,411	4,411		—	—
Total contractual obligations and commitments	$60,753	$51,816	$1,358	$546	$7,033

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

Credit Facility
As of September 30, 2012, we had a $19.3 million LIBOR rate loan outstanding, with an interest rate of 4.38%, and approximately $2.4 million reserved under eight outstanding standby letters of credit under the credit facility.

On December 21, 2011, we signed an amendment to our credit facility that increased our eligible borrowing base by up to $10 million by adding to the borrowing base formula 85% of the appraised value of the Company's equipment and 50% of the appraised value of the Company's real estate. In addition, Wells Fargo Bank reduced our restrictions under the excess availability financial covenant requirement from $7.5 million to $3.5 million through December 2012. The interest rate on outstanding borrowings was increased to LIBOR rate plus four percent. See Note 12 - Credit Facilities for additional information related to our bank credit facility.

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

As of September 30, 2012, we had a $19.3 million LIBOR rate loan outstanding, with an interest rate of 4.38%, and approximately $2.4 million reserved for eight outstanding stand-by letters of credit under the credit facility. We now expect at least 70% of the total amount of credit under the credit facility to be available for use based on the revised borrowing base formula during fiscal year 2013.

Asset Retirement Obligations
We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. During the three months ended September 30, 2011, we completed a review of our asset retirement and environmental obligations and we recorded a long-term liability totaling $4.8 million. We increased the carrying amount of our long-lived assets by the same amount as the asset retirement obligation. The fair value was estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 5.78%. The asset retirement obligations in the table above includes assumptions related to renewal option periods where we expect to extend facility lease terms. In future periods, the asset retirement obligation is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment will be recorded to both the asset retirement obligation and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. No liabilities associated with asset retirements were settled in fiscal years 2010, 2011, and 2012. For the fiscal year 2012, we recorded accretion expense of $0.2 million. No accretion expense was incurred in fiscal years 2011 and 2010.

Operating and Capital Leases
Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties. There are no off-balance sheet arrangements other than our operating leases. Our capital lease obligation listed above includes $4.4 million of liability on our balance sheet as of September 30, 2012 as well as $1.4 million in commitments for additional equipment to be acquired under capital lease as of September 30, 2012. See Note 15 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our operating and capital lease obligations. See Note 11 - Impact from Thailand Flood for a discussion associated with the impact of the floods in Thailand on our equipment which includes those under capital lease.

Suncore Joint Venture
The total registered capital of Suncore is $30 million, of which San'an has contributed $18 million in cash and EMCORE has contributed $12 million in cash. We are not required to contribute additional funds in excess of our initial $12 million investment, and at this time, we do not anticipate contributing any additional funds to Suncore. The joint venture agreement provides for any working capital needs to be provided by San'an. See Note 18 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to this joint venture.

Segment Data and Related Information
See Note 17 - Segment Data and Related Information in the notes to the consolidated financial statements for disclosures related to business segment revenue, geographic revenue, significant customers, and operating loss by business segment.

Recent Accounting Pronouncements
See Note 3 - Recent Accounting Pronouncements in the notes to the consolidated financial statements for disclosures related to recent accounting pronouncements.

Restructuring Accruals
See Note 10 - Accrued Expenses and Other Current Liabilities in the notes to the consolidated financial statements for disclosures related to our severance and restructuring-related accrual accounts.

Executive Officer

- Reuben F. Richards Jr. resigned as the Company's Executive Chairman effective September 30, 2012.

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

As of September 30, 2012, we had a $19.3 million LIBOR rate loan outstanding, with an interest rate of 4.38%, and approximately $2.4 million reserved under eight outstanding standby letters of credit under the credit facility.

On December 21, 2011, we signed an amendment to our credit facility that increased our eligible borrowing base by up to $10 million by adding to the borrowing base formula 85% of the appraised value of the Company's equipment and 50% of the appraised value of the Company's real estate, for which the appraisals are currently in process. In addition, Wells Fargo Bank reduced our restrictions under the excess availability financial covenant requirement from $7.5 million to $3.5 million through December 2012. The interest rate on outstanding borrowings was increased to LIBOR rate plus four percent. An increase in the interest rate increases interest expense incurred on amounts borrowed by us. See Note 12 - Credit Facilities for additional information related to our bank credit facility.
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

EMCORE CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
For the Fiscal Years Ended September 30, 2012, 2011 and 2010
(in thousands, except loss per share)

	For the Fiscal Years Ended September 30,
	2012	2011	2010
Revenue	$163,781	$200,928	$191,278
Cost of revenue	145,955	158,165	140,617
Gross profit	17,826	42,763	50,661
Operating expense (income):
Selling, general, and administrative	34,861	35,582	42,549
Research and development	22,338	32,853	29,538
Impairment	1,425	8,000	—
Litigation settlements, net	1,050	(1,145)	—
Flood-related loss	5,519	—	—
Flood-related insurance proceeds	(9,000)	—	—
Gain on sale of assets	(2,742)	—	—
Total operating expense	53,451	75,290	72,087
Operating loss	(35,625)	(32,527)	(21,426)
Other income (expense):
Interest expense, net	(677)	(640)	(415)
Foreign exchange gain (loss)	45	735	(1,008)
Loss from equity method investment	(1,201)	(1,842)	—
Change in fair value of financial instruments	(69)	70	(475)
Other expense	—	(15)	(370)
Total other expense	(1,902)	(1,692)	(2,268)
Loss before income tax expense	(37,527)	(34,219)	(23,694)
Foreign income tax expense on capital distributions	(1,644)	—	—
Net loss	$(39,171)	$(34,219)	$(23,694)
Foreign exchange translation adjustment	464	135	42
Comprehensive loss	$(38,707)	$(34,084)	$(23,652)
Per share data:
Net loss per basic share	$(1.66)	$(1.54)	$(1.14)
Net loss per diluted share	$(1.66)	$(1.54)	$(1.14)
Weighted-average number of basic shares outstanding	23,559	22,228	20,792
Weighted-average number of diluted shares outstanding	23,559	22,228	20,792

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Balance Sheets
As of September 30, 2012 and 2011
(in thousands, except per share data)

	As of	As of
	September 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$9,047	$15,598
Restricted cash	82	544
Accounts receivable, net of allowance of $3,279 and $3,332, respectively	36,939	34,875
Inventory	35,192	33,166
Prepaid expenses and other current assets	14,146	7,168
Total current assets	95,406	91,351
Property, plant, and equipment, net	47,896	46,786
Goodwill	20,384	20,384
Other intangible assets, net	3,428	5,866
Equity method investment	—	2,374
Other non-current assets, net of allowance of $3,419 and $3,641, respectively	2,752	3,537
Total assets	$169,866	$170,298
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$19,316	$17,557
Accounts payable	38,814	26,581
Warrant liability	670	601
Accrued expenses and other current liabilities	32,635	22,319
Total current liabilities	91,435	67,058
Asset retirement obligations	5,004	4,800
Deferred gain associated with sale of assets	3,400	—
Other long-term liabilities	1,004	4
Total liabilities	100,843	71,862
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 24,412 shares issued and 24,372 shares outstanding as of September 30, 2012; 23,521 shares issued and 23,481 shares outstanding as of September 30, 2011	722,345	713,063
Treasury stock, at cost; 40 shares	(2,071)	(2,083)
Accumulated other comprehensive income	1,376	912
Accumulated deficit	(652,627)	(613,456)
Total shareholders’ equity	69,023	98,436
Total liabilities and shareholders’ equity	$169,866	$170,298

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Shareholders' Equity
For the Fiscal Years Ended September 30, 2012, 2011, and 2010
(in thousands)

	Shares of Common Stock	Value of Common Stock	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
Balance as of September 30, 2009	20,206	$688,844	$(2,083)	$735	$(563,565)	$123,931
Net loss					(23,694)	(23,694)
Translation adjustment				42		42
Stock-based compensation	276	9,860				9,860
Stock option exercises	—	1				1
Issuance of common stock - ESPP	301	990				990
Costs incurred related to issuance of equity line financing facility	514	2,302				2,302
Balance as of September 30, 2010	21,297	701,997	(2,083)	777	(587,259)	113,432
Net loss					(34,219)	(34,219)
Translation adjustment				135		135
Stock-based compensation	628	7,580				7,580
Stock option exercises	58	320				320
Issuance of common stock - ESPP	359	1,455				1,455
Issuance of common stock - ODPP	9	80				80
Outstanding warrants valuation adjustment	—	(8,218)			8,022	(196)
Issuance of common stock from private placement transaction	1,102	9,653				9,653
Issuance of common stock related to equity line financing facility	28	196				196
Balance as of September 30, 2011	23,481	713,063	(2,083)	912	(613,456)	98,436
Net loss					(39,171)	(39,171)
Translation adjustment				464		464
Stock-based compensation	603	8,038				8,038
Stock option exercises	17	75				75
Issuance of common stock - ESPP	250	1,091				1,091
Issuance of common stock - ODPP	21	90				90
Issuance of treasury stock	—	(12)	12			—
Balance as of September 30, 2012	24,372	$722,345	$(2,071)	$1,376	$(652,627)	$69,023

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the Fiscal Years Ended September 30, 2012, 2011, and 2010
(in thousands)

	For the Fiscal Years Ended September 30,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(39,171)	$(34,219)	$(23,694)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment	1,425	8,000	—
Depreciation, amortization, and accretion expense	9,420	11,973	12,288
Stock-based compensation expense	7,756	7,428	9,860
Provision adjustments related to doubtful accounts	(158)	30	2,238
Provision adjustments related to product warranty	(49)	970	1,220
Provision for losses on inventory purchase commitments	2,344	—	185
Loss from equity method investment	1,201	1,842	—
Change in fair value of financial instruments	69	(70)	475
Cost of financing instruments	—	—	322
Net loss on disposal of equipment	147	238	89
Flood-related loss	5,519	—	—
Insurance proceeds from equipment	(2,609)	—	—
Gain on sale of assets	(2,742)	—	—
Total non-cash adjustments	22,323	30,411	26,677
Changes in operating assets and liabilities:
Accounts receivable	(1,707)	3,278	(3,309)
Inventory	(9,807)	(883)	(361)
Other assets	(3,889)	(2,519)	(904)
Accounts payable	10,610	404	1,229
Accrued expenses and other current liabilities	6,639	(2,761)	3,773
Total change in operating assets and liabilities	1,846	(2,481)	428
Net cash (used in) provided by operating activities	(15,002)	(6,289)	3,411
Cash flows from investing activities:
Purchase of equipment	(12,211)	(7,334)	(1,403)
Deposits on equipment orders	(351)	(1,030)	—
Flood-related insurance proceeds from equipment	2,609
Investments in internally-developed patents	—	(425)	(649)
Investment in an unconsolidated affiliate	—	(12,000)	—
Proceeds from the sale of available-for-sale securities	—	—	1,350
Dividend from an unconsolidated affiliate	1,644	—	—
Consulting fees received related to an unconsolidated affiliate	—	5,500	—
Purchase of a business	—	(750)	—
Proceeds from sale of assets	13,121	—	—
Decrease in restricted cash	462	753	386
Net cash provided by (used in) investing activities	5,274	(15,286)	(316)
Cash flows from financing activities:
Net proceeds from borrowings from credit facilities	1,759	6,984	241
Net payments on short-term debt		—	(842)
Net proceeds from private placement transaction	—	9,653	—
Net proceeds from equity line financing facility		—	1,980
Proceeds from stock plans	1,256	1,855	991
Payments on capital lease obligations	—	(605)	(5)
Net cash provided by financing activities	3,015	17,887	2,365
Effect of exchange rate changes on foreign currency	162	(658)	456
Net increase (decrease) in cash and cash equivalents	(6,551)	(4,346)	5,916
Cash and cash equivalents at beginning of period	15,598	19,944	14,028
Cash and cash equivalents at end of period	$9,047	$15,598	$19,944
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$514	$895	$308
Cash paid during the period for income taxes	$1,644	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock under equity line financing facility	$—	$196	$228
Acquisition of equipment under capital lease	$4,411	$1,879	$—
Sale of assets to Suncore for current receivable	$2,934	$—	$—
Prior consulting fees received related to an unconsolidated affiliate	$—	$3,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

EMCORE Corporation
Notes to our Consolidated Financial Statements

NOTE 1.	Description of Business

Business Overview

EMCORE Corporation and its subsidiaries (the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the fiber optics and solar power markets. We were established in 1984 as a New Jersey corporation and we have two reporting segments: Fiber Optics and Photovoltaics. Our Fiber Optics business segment provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV) and Fiber-To-The-Premise (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications. EMCORE's Solar Photovoltaics business segment provides products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells (CICs) and complete satellite solar panels and terrestrial applications, including high-efficiency GaAs solar cells for concentration photovoltaic (CPV) power systems.

Reverse Stock Split

On January 27, 2012, we announced that our Board of Directors approved a four -to-one reverse stock split of our common stock. Our shareholders had previously authorized our Board of Directors to approve a reverse stock split at our 2011 Annual Meeting held on June 14, 2011. On February 15, 2012, we filed a Certificate of Amendment to our Restated Certificate of Incorporation in order to effect the reverse stock split and reduce the number of authorized shares of our common stock from 200 million to 50 million. Our common stock began trading on the NASDAQ Global Market on a split-adjusted basis on February 16, 2012. No fractional shares were issued in connection with the reverse stock split; all share amounts were rounded up. Furthermore, proportional adjustments were made to our stock options, warrants, and other securities. The change in the number of shares has been applied retroactively to all share and per share amounts presented in our consolidated financial statements and accompanying notes.

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. This transaction has been recorded as a sale of assets since it did not meet the criteria to be considered a component of our business. The assets sold included inventory, fixed assets, and intellectual property which enabled approximately $9.2 million of revenue from sales of datacom, parallel optical devices and EMCORE Connects Cable products during the fiscal year ended September 30, 2012. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of certain potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of September 30, 2012 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Payment of escrow amounts occurs over a two-year period and is subject to claim adjustments. In total, we have deferred approximately $4.9 million of the total paid by SEI as a gain on sale until the indemnification obligation of $3.4 million and purchase price adjustment contingencies are resolved.

In May 2012, we also entered into a separate facility lease and transition services agreement (TSA) with SEI related to financial services, supply chain, facility, and information infrastructure support functions to be provided by us. We believe the values assigned to the facility lease and TSA approximate fair value. During the fiscal year ended September 30, 2012, we recognized $1.3 million related to TSA fees and facility rental income which was recorded as a benefit against operating expenses incurred for such services.

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

As of September 30, 2012, cash and cash equivalents totaled $9.0 million and working capital totaled approximately $4.0 million. Working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the fiscal year ended September 30, 2012, we incurred a net loss of $39.2 million. Net cash used in operating activities for the fiscal year ended September 30, 2012 totaled $15.0 million.

With respect to measures taken to improve liquidity:

•
Credit Facility: In November 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank (Wells Fargo). The credit facility provides us with a revolving credit of up to $35.0 million through November 2013 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility was initially secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable and inventory accounts.

Our credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, minimum tangible net worth and EBITDA covenants, and limitations on liens and certain additional indebtedness and guarantees. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of September 30, 2012, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $3.5 million financial covenant.

Our credit facility also contains certain events of default, including a subjective acceleration clause. Under this clause, Wells Fargo may declare an event of default if it believes in good faith that our ability to pay all or any portion of our indebtedness with Wells Fargo or to perform any of our material obligations under the credit facility has been impaired, or if it believes in good faith that there has been a material adverse change in the business or financial condition of the Company. If an event of default is not cured within the grace period (if applicable), then Wells Fargo may, among other things, accelerate repayment of amounts borrowed under the credit facility, cease making advances under the credit facility, or take possession of the Company's assets that secure its obligations under the credit facility. We do not anticipate at this time any change in the business or financial condition of the Company that could be deemed a material adverse change by Wells Fargo. Wells Fargo has confirmed that they do not consider the flooding at our contract manufacturer's facility in Thailand in 2011 to be a material adverse change in the business or financial condition of the Company.

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

As of September 30, 2012, we had a $19.3 million LIBOR rate loan outstanding under our credit facility, with an interest rate of 4.4%. As of December 7, 2012, the outstanding balance under this credit facility totaled approximately $13.5 million. As of September 30, 2012, the credit facility also had $2.4 million reserved for eight outstanding stand-by letters of credit, leaving a remaining $5.2 million borrowing availability balance under this credit facility. We now expect at least 70% of the $35.0 million credit facility to be available for use over the next year.

•
October 2012 Stock Sale: On October 3, 2012 we sold to an Underwriter 1,832,410 shares of common stock for net proceeds of $9.5 million. See Note 20 - Subsequent Event for additional disclosures related to the stock sale.

•
Equity Facility: In August 2011, we entered into a committed equity line financing facility (equity facility) with Commerce Court Small Cap Value Fund, Ltd. (Commerce Court) whereby Commerce Court has committed, upon issuance of a draw-down request by us, to purchase up to $50 million worth of our common stock over a two-year period, subject to our common stock trading above $4 per share, as adjusted for the reverse stock split, during the draw down period, unless a waiver is received. As of September 30, 2012, there have been no draw down transactions completed under this equity facility.

•
Impact From Thailand Flood: In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. We were not a named beneficiary of our contract manufacturer's insurance policy. During the fiscal year ended September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds. In September, 2012 we received flood recoveries of $4.0 million. We expect to receive an additional $6.0 million in cash proceeds as well as liability offsets of approximately $13.0 million by March 31, 2013 to cover the direct damages to our assets that were impacted by the flood. Flood recoveries related to inventory and equipment destroyed by the Thailand flood will be recognized when they become realized. See Note 11 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

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

However, in the event of unforeseen circumstances, unfavorable market or economic developments, unfavorable results from operations, any failure to receive expected proceeds from insurance, material claims made under the indemnification provisions of our Master Purchase Agreement with SEI, or if Wells Fargo declares an event of default on the credit facility, we may have to raise additional funds or reduce expenditures by any one or a combination of the following: issuing equity, debt or convertible debt, selling certain product lines and/or portions of our business, furloughs, or reduction of discretionary spending. There can be no assurance that we will be able to raise additional funds on terms acceptable to us, or at all. A significant contraction in the capital markets, particularly in the technology sector, may make it difficult for us to raise additional capital if or when it is required, especially if we experience negative operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, results of operations, and cash flows may be adversely affected.

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

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. The accounting estimates that require our most significant, difficult, and/or subjective judgments include:

•	the valuation of inventory, goodwill, intangible assets, warrants, and stock-based compensation;

•	depreciation, amortization and assessment of recovery of long-lived assets;

•	asset retirement obligations and contingencies, including litigation and indemnification-related;

•	revenue recognition associated with the percentage of completion method;

•	the allowance for doubtful accounts and warranty accruals; and,

•	impairment and other losses associated with the Thailand Flood.

We have designated our accounting policy related to estimating losses associated with the Thailand flood as a critical accounting policy effective during the fiscal year ended September 30, 2012. See Note 11 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

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

Accounts Receivable. We regularly evaluate the collectability of our accounts receivable and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligations to us. The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection. We classify charges associated with the allowance for doubtful accounts as sales, general, and administrative expense. If the financial condition of our customers were to deteriorate, impacting their ability to pay us, additional allowances may be required. See Note 5 - Accounts Receivable for additional disclosures related to our receivables.

Inventory. Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor, and manufacturing overhead costs, which approximates weighted average cost. We write-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on our forecasted future revenue. The charge related to inventory write-downs is recorded as a cost of revenue. The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where we sell previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. We do not track the selling price of individual raw material components that have been previously written down or written off, since such raw material components usually are only a portion of the finished products and related sales price. We evaluate inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. We have incurred, and may in the future incur charges to write-down our inventory. See Note 6 - Inventory for additional disclosures related to our inventory.

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

Leasehold improvements are amortized over the lesser of the asset life or the life of the facility lease. Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives of the related asset. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in the consolidated statement of operations and comprehensive loss. See Note 7 - Property, Plant, and Equipment for additional disclosures related to our fixed assets.

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

In performing goodwill impairment testing, we are able to review qualitative factors in accordance with ASU 2011-08 to determine if it is more likely than not that the fair value is less than the carrying value. If it is assessed that the fair value is more likely than not less than the carrying value, we then determine the fair value of each reporting unit using a weighted combination of a market-based approach and a discounted cash flow (DCF) approach. The market-based approach relies on values based on market multiples derived from comparable public companies. In applying the DCF approach, management forecasts cash flows over the remaining useful life of its primary asset using assumptions of current economic conditions and future expectations of earnings. This analysis requires the exercise of significant judgment, including judgments about appropriate discount rates based on the assessment of risks inherent in the amount and timing of projected future cash flows. The derived discount rate may fluctuate from period to period as it is based on external market conditions. All of these assumptions are critical to the estimate and can change from period to period. Updates to these assumptions in future periods, particularly changes in discount rates, could result in different results of goodwill impairment tests. See Note 8 - Goodwill for additional disclosures related to our goodwill.

Other Intangible Assets. Our intangible assets consist primarily of intellectual property that has been internally-developed or acquired. Acquired intangible assets include existing core technology, trademarks and trade names, and customer contracts. Intangible assets are amortized using the straight-line method over estimated useful lives that could range up to fifteen years. See Note 9 - Intangible Assets for additional disclosures related to our intangible assets.

Valuation of Long-lived Assets.   Long-lived assets consist primarily of property, plant, and equipment and intangible assets. Since our long-lived assets are subject to amortization, we review these assets for impairment in accordance with the provisions of ASC 360, Property, Plant, and Equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our impairment testing of long-lived assets consists of determining whether the carrying amount of the long-lived asset (asset group) is recoverable, in other words, whether the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group) exceeds its carrying amount. The determination of the existence of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. In making this determination, we use certain assumptions, including estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, the length of service that assets will be used in our operations, and estimated salvage values. See Note 7 - Property, Plant, and Equipment and Note 9 - Intangible Assets for additional disclosures related to our long-lived assets.

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

We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. During the fiscal year ended September 30, 2011, we completed a review of our asset retirement and environmental obligations and we recorded an asset retirement obligation with an offset to fixed assets totaling $4.8 million. The balance of the asset retirement obligation as of September 30, 2012 is $5.0 million. See Note 15 - Commitments and Contingencies for additional disclosures related to our asset retirement obligations.

Fair Value of Financial Instruments. We determine the fair value of our financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, borrowings under our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments. See Note 4 - Fair Value Accounting for additional disclosures related to the fair value of our financial instruments.

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

Solar Panel Contracts. Pursuant to ASC 605-35, Revenue Recognition - Construction-Type and Production, we record revenue on long-term solar panel contracts using either the percentage-of-completion method or the completed contract method. In general, the performance of these types of contracts involves the design, development, and manufacture of complex aerospace or electronic equipment to our customer's specifications. The percentage-of-completion method is used in circumstances in which all the following conditions exist:

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

Product Warranty Reserves. We provide our customers with limited rights of return for non-conforming shipments and warranty claims for certain products. Pursuant to ASC 450, Contingencies, we make estimates of product warranty expense using historical experience rates as a percentage of revenue and/or costs of revenue and accrue estimated warranty expense as a cost of revenue.  We estimate the costs of our warranty obligations based on historical experience of known product failure rates and anticipated rates if warranty claims, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product issues. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than needed, we may reverse a portion of such provisions in future periods. See Note 10 - Accrued Expenses and Other Current Liabilities for additional disclosures related to our product warranty reserves.

Litigation Contingencies. We are subject to various legal proceedings, claims, and litigation, either asserted or unasserted that arise in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect the resolution of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows. However, the results of these matters cannot be predicted with certainty. Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Should we fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, then the financial results of that particular reporting period could be materially affected. See Note 15 - Commitments and Contingencies for disclosures related to our legal proceedings.

Research and Development. Research and development costs, net of reimbursement from U.S. government contracts, are charged as an expense when incurred.

Stock-Based Compensation. Stock-based compensation expense is measured at the stock option grant date, based on the fair value of the award, and is recorded to cost of sales, sales, general, and administrative, and research and development expense based on an employee's responsibility and function over the requisite service period. We use the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair value of stock-based awards in accordance with ASC 718, Compensation. This option-pricing model requires the input of highly subjective assumptions, including the option's expected life, the price volatility of the underlying stock, and expected forfeitures. See Note 16 - Equity for additional disclosures related to our stock-based compensation.

Insurance Recoveries. Insurance recoveries related to impairment losses previously recorded and other recoverable expenses will be recognized up to the amount of our related loss or expense in the period that recoveries become realizable. Insurance recoveries under business interruption coverage and insurance gains in excess of amounts previously written off related to impaired inventory and equipment or in excess of other recoverable expenses previously recognized will be recognized when they become realizable and all contingencies have been resolved. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. As of September 30, 2012, we have not recorded any estimated amounts relating to potential future insurance recoveries in our consolidated statement of operations.

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

Income Taxes. In accordance with ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  We record valuation allowances against all deferred tax assets for amounts which are considered less likely to be realized. See Note 14 - Income Taxes for additional disclosures related to income taxes.

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

Loss Per Share. Our loss per share amounts were calculated by dividing net loss applicable to common stock by the weighted average number of common stock shares outstanding for the period and it is presented in the accompanying consolidated statements of operations and comprehensive loss. For the fiscal years ended September 30, 2012, 2011, and 2010, we excluded 3.7 million, 3.7 million and 2.9 million, respectively, of outstanding stock options, restricted stock awards, restricted stock units and warrants from the calculation of diluted net loss per share because their effect would have been anti-dilutive. For the fiscal years ended September 30, 2012 and 2011, non-vested restricted stock awards of 0.2 million and 0.4 million, respectively, which are considered participating securities, were excluded from the computation of basic earnings per share since we incurred a net loss for these periods. For the fiscal year ended September 30, 2010, there were no outstanding non-vested restricted awards.

NOTE 3.	Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or of potential significance, to us other than those discussed below:

•
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires us to disclose gross information and net information about instruments and transactions eligible for offset in the statement of financial position. ASU No. 2011-11 will be effective for our fiscal year beginning on October 1, 2013. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

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

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table lists our financial assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurement
(in thousands)	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
As of September 30, 2012
Assets:
Cash and cash equivalents	$9,047	—	—	$9,047
Restricted cash	82	—	—	82
Liabilities:
Warrant liability	—	670	—	670
As of September 30, 2011
Assets:
Cash and cash equivalents	$15,598	—	—	$15,598
Restricted cash	544	—	—	544
Liabilities:
Warrant liability	—	601	—	601

Cash consists primarily of bank deposits and occasionally highly liquid short-term investments with a maturity of three months or less at the time of purchase.

Restricted cash represents temporarily restricted deposits held as compensating balances against short-term borrowing arrangements.

As of September 30, 2012 and 2011, warrants representing 750,011 shares of our common stock were outstanding. All of our warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive loss when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to affect a mandatory exercise of each warrant. The valuation model requires the input of highly subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of our warrants has been primarily due to the change in the closing price of our common stock.

Assumptions used in Monte Carlo Option Valuation Model	Warrants issued on February 20, 2008		Warrants issued on October 1, 2009
	As of September 30, 2012	As of September 30, 2011	As of September 30, 2012	As of September 30, 2011
Number of warrants issued	350,010	350,010	400,001	400,001
Expiration date	2/20/2013	2/20/2013	4/1/2015	4/1/2015
Exercise price	$60.24	$60.24	$6.76 - $9.44	$6.76 - $9.44
Expected dividend yield	—	—	—	—
Expected stock price volatility	54.82%	88.12%	81.56%	111.71%
Risk-free interest rate	0.14%	0.13%	0.27%	0.42%
Expected term (in years)	0.39	1.39	2.50	3.50
Total warrant valuation	$—	$9,800	$670,000	$590,800

The carrying amounts of accounts receivable, prepaid expenses and other current assets, borrowings from our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

Impairment tests related to our goodwill and long-lived assets involves comparing fair value to carrying amount. See Note 9 - Intangible Assets for disclosures related to recent long-lived asset impairment tests.

NOTE 5.	Accounts Receivable

The components of accounts receivable consisted of the following:

(in thousands)	As of	As of
	September 30, 2012	September 30, 2011
Accounts receivable	$33,893	$33,938
Accounts receivable – unbilled	6,325	4,269
Accounts receivable, gross	40,218	38,207
Allowance for doubtful accounts	(3,279)	(3,332)
Accounts receivable, net	$36,939	$34,875

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

As of September 30, 2012 and 2011, we had $6.3 million and $3.3 million, respectively, of accounts receivable recorded using the percentage of completion method. Of these amounts, $1.9 million was invoiced and $4.4 million was unbilled as of September 30, 2012 and $1.3 million was invoiced and $2.0 million was unbilled as of September 30, 2011.

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

Included in accounts receivable, net at September 30, 2012 and 2011 is $2.3 million and $0, respectively, from sales to Suncore. See Note 18 - Suncore Joint Venture for additional disclosures related to Suncore.

The following table summarizes the changes in the allowance for doubtful accounts within accounts receivable:

Allowance for Doubtful Accounts (in thousands)	For the Fiscal Years Ended September 30,
	2012	2011	2010
Balance at beginning of period	$3,332	$8,399	$7,125
Provision adjustment - expense, net of recoveries	(53)	30	2,238
Reclass of amount to a long-term receivables account	—	(5,253)	—
Impact from foreign exchange translation adjustment	—	181	103
Write-offs - deductions against receivables	—	(25)	(1,067)
Balance at end of period	$3,279	$3,332	$8,399

During fiscal 2010, we recorded a $2.4 million reserve on accounts receivable related to a solar power system contract that management had uncertainty with respect to its total collectability.

NOTE 6.	Inventory

The components of inventory consisted of the following:

(in thousands)	As of	As of
	September 30, 2012	September 30, 2011
Raw materials	$14,471	$13,799
Work in-process	8,853	7,129
Finished goods	11,868	12,238
Inventory	$35,192	$33,166

During the fiscal year ended September 30, 2012, we recorded flood-related losses associated with damaged inventory of approximately $3.7 million. See Note 11- Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

In May 2012, we sold approximately $5.5 million of inventory to SEI pursuant to a Master Purchase Agreement signed in March 2012. We also wrote-off $0.4 million of inventory associated with product lines sold to SEI which will no longer be manufactured by us. See Note 1 - Description of Business for additional disclosures related to this asset sale.

NOTE 7.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

(in thousands)	As of	As of
	September 30, 2012	September 30, 2011
Land	$1,502	$1,502
Building and improvements	19,065	19,904
Equipment	15,088	12,656
Furniture and fixtures	206	51
Computer hardware and software	1,017	1,041
Leasehold improvements	3,598	4,631
Construction in progress	7,420	7,001
Property, plant, and equipment, net	$47,896	$46,786

During the fiscal year ended September 30, 2012, we recorded flood-related losses associated with damaged equipment of approximately $1.8 million. In addition, equipment under capital lease totaling $1.9 million as of September 30, 2011 was also damaged by the Thailand flood and was written off against our outstanding capital lease obligation. We have entered into agreements with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. During the fiscal year ended September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. See Note 11 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

In May 2012, we sold approximately $0.9 million of equipment, net of accumulated amortization, to SEI pursuant to a Master Purchase Agreement signed in March 2012. See Note 1 - Description of Business for additional disclosures related to this asset sale.

As of September 30, 2012 and 2011, accumulated depreciation was approximately $74.5 million and $105.5 million, respectively. The reduction in accumulated depreciation was primarily due to sale of equipment to SEI and the write-off of damaged equipment due to the Thailand flood.

See Note 9 - Intangible Assets for disclosures related to recent long-lived asset impairment tests.

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

During the fourth quarter of fiscal 2011, we changed our method of applying an accounting principle whereby the annual impairment test of goodwill will be performed as of the last day of the Company's fiscal year instead of at December 31st of each fiscal year. The revised date better aligns with our strategic planning and budgeting process, which is an integral component of the impairment testing, and provides additional time for us to quantify the fair value of our reporting unit. Accordingly, we believe the change in the annual impairment testing date was preferable in the circumstances. The change in the annual goodwill impairment testing date was not intended to nor did it delay, accelerate, or avoid an impairment charge. This change did not result in adjustments to our consolidated financial statements when applied retrospectively.

As of September 30, 2011, we performed an annual goodwill impairment test and reviewed the qualitative factors as described in ASU 2011-08. We determined that it was not more likely than not that the fair value of our Photovoltaics reporting unit was less than its carrying amount.

Impairment Testing - Fiscal 2012:
As of September 30, 2012, we performed an annual goodwill impairment test and reviewed the qualitative factors as described in ASU 2011-08. We determined that it was not more likely than not that the fair value of our Photovoltaics reporting unit was less than its carrying amount. We will continue to monitor any changes in circumstances or triggering events that might indicate impairment of our goodwill. If there is significant erosion of the Company's market capitalization or if we determine that our Photovoltaics reporting unit is unable to achieve its projected cash flows, we may be required to perform interim period impairment tests. The outcome of these additional tests may result in the recording of goodwill impairment charges.

NOTE 9.	Intangible Assets

The following table sets forth the carrying value of intangible assets by reporting segment:

(in thousands)	As of September 30, 2012			As of September 30, 2011
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Fiber Optics:
Core Technology	$12,727	$(11,150)	$1,577	$13,872	$(10,862)	$3,010
Customer Relations	3,511	(2,359)	1,152	3,511	(2,071)	1,440
Patents	4,697	(4,381)	316	4,697	(4,265)	432
	20,935	(17,890)	3,045	22,080	(17,198)	4,882
Photovoltaics:
Patents	1,972	(1,589)	383	2,279	(1,295)	984
Total	$22,907	$(19,479)	$3,428	$24,359	$(18,493)	$5,866

In May 2012, we sold approximately $0.5 million of fiber optics-related intangible assets, net of accumulated amortization, to SEI pursuant to a Master Purchase Agreement signed in March 2012. See Note 1 - Description of Business for additional disclosures related to this asset sale.

Amortization expense related to intangible assets is included in sales, general, and administrative expense on our statement of operations and comprehensive loss. Based on the carrying amount of our intangible assets as of September 30, 2012, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense
(in thousands)
Fiscal year ended September 30, 2013	$1,269
Fiscal year ended September 30, 2014	1,017
Fiscal year ended September 30, 2015	555
Fiscal year ended September 30, 2016	555
Fiscal year ended September 30, 2017	32
Thereafter	—
Total	$3,428

Impairment Testing

If undiscounted cash flows exceed the carrying value of the long-lived assets (asset group), the impairment tests for our long-lived assets involves comparing fair value to carrying amount. We derive fair value using both the guideline public company valuation method, and on a lesser extent, the discounted cash flow valuation method. The guideline public company valuation method entails a comparison to publicly traded companies within similar industry, product lines, market, growth, margins and risk and is generally based on published data regarding the public companies' stock price, revenue, and earnings. The discounted cash flow valuation method is based on both undiscounted and discounted cash flow models using assumptions about revenue growth rates, appropriate discount rates relative to risk, and estimates of terminal value.

Fiscal 2010:
As of September 30, 2010, we performed an impairment test on certain long-lived assets related to our Fiber Optics segment. The impairment testing indicated that no impairment existed and that future undiscounted cash flows exceeded carrying value.

Fiscal 2011:
As of September 30, 2011, we performed an impairment test of long-lived assets associated with our digital fiber optics product lines. The impairment test was triggered by a change in long-term financial and cash flow forecasts. The changes in financial and cash forecasts as of September 30, 2011 were not a result of the flooding in Thailand. The financial impact from this natural disaster was considered a fiscal 2012 first quarter event. As a result of our evaluation we determined that impairment existed and a charge of $8.0 million was recorded to write down long-lived assets. Of the total impairment charge, $5.3 million related to fixed assets and $2.7 million related to intangible assets. As of September 30, 2011, long-lived assets associated with our digital fiber optics product lines totaled $17.1 million.

Fiscal 2012:
As of December 31, 2011, we performed an impairment test of long-lived assets within our Fiber Optics segment and we determined that no impairment existed. The impairment test was triggered by a change in long-term financial and cash flow forecasts due to the adverse impact the Thailand flood had on our operations. See Note 11 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations. In making this determination, we used certain assumptions, including estimates of future cash flows expected to be generated by these long-lived assets, which are based on additional assumptions such as asset utilization, expected length of service from the assets, and estimated salvage values. If we are unable to achieve projected cash flows, we may be required to perform additional impairment tests of our remaining long-lived assets which may result in the recording of impairment charges.

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

NOTE 10.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of	As of
	September 30, 2012	September 30, 2011
Compensation	$3,798	$4,222
Warranty	3,692	4,158
Termination fee	2,775	2,775
Professional fees	938	489
Royalty	1,445	1,627
Customer deposits	2,408	601
Deferred revenue	6,670	2,152
Self insurance	1,155	1,048
Capital lease obligations	4,411	1,279
Income and other taxes	1,573	1,269
Loss on sale contracts	765	480
Severance and restructuring accruals	1,521	405
Loss on inventory purchase commitments	723	—
Litigation settlements	—	1,445
Other	761	369
Accrued expenses and other current liabilities	$32,635	$22,319

Customer deposits: We signed agreements with certain customers related to our Fiber Optics segment pursuant to which they have received an allocation of our finished goods inventory that was not damaged by the Thailand flood, as well as have started to receive a percentage of output from our new production lines placed into service. As consideration, we received $6.8 million as partial prepayments for future product shipments, of which approximately $1.3 million is outstanding as of September 30, 2012. In December 2011, we also received a $3.3 million deposit from our Suncore joint venture related to an order for terrestrial CPV solar cells, of which $0.6 million is outstanding as of September 30, 2012.

Capital lease obligations: Equipment under capital lease as of September 30, 2011 was damaged by the Thailand flood and was written off against our outstanding capital lease obligation. During the fiscal year ended September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits.

Severance and restructuring accruals: In August 2012, Mr. Reuben Richards, Jr. proposed to the Board to step-down from his position as the Company's Executive Chairman and all other positions he held as an officer or employee of the Company and its affiliates, effective as of September 30, 2012. Mr. Richards will remain as Chairman of the Board and a member of the Board.

The Company and Mr. Richards entered into a separation agreement and general release, dated August 6, 2012 (Separation Agreement), which includes mutual releases by Mr. Richards and the Company of all claims related to Mr. Richards' employment and service relationship with, and termination of employment and service from, the Company. Under the terms of the Separation Agreement, Mr. Richards acknowledged and agreed that the restrictive covenants contained in his employment agreement would remain in full force and effect. The separation agreement provides for among other things, the continuation of his base salary for 88 weeks, benefits for 18 months, and immediate vesting of all his outstanding non-vested equity awards. These payments are not contingent upon any future service by Mr. Richards. In fiscal year 2012, we recorded a charge of $1.1 million related to Mr. Richards' separation agreement.

Our restructuring-related accrual specifically relates to the Separation Agreement and non-cancelable obligations associated with an abandoned leased facility. Expense related to severance and restructuring accruals is included in sales, general, and administrative expense on our statement of operations and comprehensive loss. The following table summarizes the changes in the severance and restructuring-related accrual accounts:

(in thousands)	Severance-related accruals	Restructuring-related accruals	Total
Balance as of September 30, 2010	$180	$600	$780
Expense - charged to accrual	59	25	84
Payments and accrual adjustments	(234)	(225)	(459)
Balance as of September 30, 2011	5	400	405
Expense - charged to accrual	1,128	230	1,358
Payments and accrual adjustments	(28)	(214)	(242)
Balance as of September 30, 2012	$1,105	$416	$1,521

The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals (in thousands)	For the Fiscal Years Ended September 30,
	2012	2011	2010
Balance at beginning of period	$4,158	$4,851	$4,287
Provision for product warranty - expense	(49)	970	1,220
Adjustments and utilization of warranty accrual	(417)	(1,663)	(656)
Balance at end of period	$3,692	$4,158	$4,851

NOTE 11.	Impact from Thailand Flood

In October 2011, we announced that flood waters had severely impacted the inventory and production operations of our primary contract manufacturer in Thailand. The impacted areas included certain product lines for the Telecom and Cable Television (CATV) market segments. This has had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products in the near term. Our Photovoltaics segment was not affected by the Thailand floods. Since that announcement, we developed and implemented a plan to rebuild the impacted production lines at other locations, including an alternate facility of our contract manufacturer in Thailand, as well as our own manufacturing facilities in the United States and China.

During the fiscal year ended September 30, 2012, we recorded estimated flood-related losses associated with damaged inventory and equipment of approximately $3.7 million and $1.8 million, respectively. We continue to evaluate our preliminary estimates of flood-related losses, and in future quarters we may record additional adjustments for damaged inventory and equipment.

Equipment under capital lease totaling $1.9 million as of September 30, 2011 was also damaged by the Thailand flood and written off against our outstanding capital lease obligation. We have entered into agreements with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. During the fiscal year ended September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits.

Instead of completely rebuilding all flood-damaged manufacturing lines in Thailand, management decided to realign the Company's fiber optics product portfolio and focus on business areas with strong technology differentiation and growth opportunities. Management identified certain inventory on order related to manufacturing product lines that were destroyed by the Thailand flood and will not be replaced. This expense, which totaled $1.6 million for the fiscal year ended September 30, 2012, was recorded within cost of revenue on our statement of operations and comprehensive loss.

In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. We were not a named beneficiary of our contract manufacturer's insurance policy. During the fiscal year ended September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds. In September, 2012 we received flood recoveries of $4.0 million. We expect to receive an additional $6.0 million in cash proceeds as well as liability offsets of approximately $13.0 million by March 31, 2013 to cover the direct damages to our assets that were impacted by the flood. Flood recoveries related to inventory and equipment destroyed by the Thailand flood will be recognized when they become realized. Additionally, we also claimed damages and received proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds during the fiscal year ended September 30, 2012. No additional business interruption insurance proceeds associated with this event are anticipated.

The flooding has delayed our development and introduction of new fiber optics-related products and technologies. Delays in implementing new technologies and introducing new products may reduce our revenue and adversely affect our consolidated results of operations even after operations are restored.

NOTE 12.	Credit Facilities

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

The credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, minimum tangible net worth and EBITDA covenants and limitations on liens and certain additional indebtedness and guarantees. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement of $7.5 million prior to the amendment, and $3.5 million following the amendment discussed below, the other covenants are not required to be met. As of September 30, 2012, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $3.5 million financial covenant requirement.

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

On December 21, 2011, we signed an amendment to our credit facility that increased our eligible borrowing base by up to $10 million by adding to the borrowing base formula 85% of the appraised value of the Company's equipment and 50% of the appraised value of the Company's real estate. In addition, Wells Fargo reduced our restrictions under the excess availability financial covenant requirement from $7.5 million to $3.5 million through December 2012. The interest rate on outstanding borrowings was increased to LIBOR rate plus 4%. The credit facility will return to its full previous terms on the earlier of (i) December 31, 2012, or (ii) the date that we receive insurance proceeds of not less than $30.0 million in the aggregate applicable to the flooding of our primary contract manufacturer in Thailand.
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
As of September 30, 2012, we had a $19.3 million LIBOR rate loan outstanding, with an interest rate of 4.38%, and approximately $2.4 million reserved for eight outstanding stand-by letters of credit under the credit facility. We now expect at least 70% of the total amount of credit under the credit facility to be available for use based on the revised borrowing base formula during fiscal year 2013.

NOTE 13.	Equity Facilities

2009 Equity Facility

In October 2009, we entered into a committed equity line financing facility (2009 Equity Facility) with Commerce Court Small Cap Value Fund, Ltd. (Commerce Court) pursuant to which we may, upon the terms and subject to the conditions set forth therein, require Commerce Court to purchase up to $25.0 million in shares of our common stock over the 24-month term. In consideration for Commerce Court’s execution and delivery of the 2009 Equity Facility, we issued Commerce Court 46,271 shares of our common stock, paid $45,000 of Commerce Court’s legal fees and expenses, and issued three warrants representing the right to purchase up to an aggregate of 400,001 shares of our common stock, as follows:

•	a warrant, pursuant to which Commerce Court may purchase up to 166,667 shares of common stock at an exercise price of $6.76;

•	a warrant, pursuant to which Commerce Court may purchase from up to 166,667 shares of common stock at an exercise price of $8.08; and,

•	a warrant, pursuant to which Commerce Court may purchase up to 66,667 shares of common stock at an exercise price of $9.44.

These warrants are still outstanding and expire on April 1, 2015.  If our common stock trades at a price greater than 140% of the exercise price of any warrant for a period of 10 consecutive trading days and we meet certain equity conditions, then we have the right to affect a mandatory exercise of such warrant.

On October 1, 2009, we recorded $0.2 million related to the issuance of the 46,271 shares of common stock. The fair value of the common stock was based on a closing price of $4.92 per share on October 1, 2009. In March 2010, we sold 467,511 shares of our common stock to Commerce Court pursuant to the 2009 Equity Facility at an average price of approximately $4.28 per share. We received $2.0 million from the sale of common stock; with the total discount to volume weighted average price calculated on a daily basis totaling $0.1 million, which was recorded as a non-operating expense within the consolidated statement of operations and comprehensive loss. The 2009 Equity Facility was terminated in August 2011.

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

In consideration for Commerce Court’s execution and delivery of the 2011 Equity Facility, we issued Commerce Court 27,737 shares of our common stock and also paid $25,000 of Commerce Court’s legal fees and expenses.

We entered into a registration rights agreement with Commerce Court, pursuant to which we granted to Commerce Court certain registration rights related to the shares of our common stock that are issuable in accordance with the 2011 Equity Facility. We filed the registration statement on Form S-1 with the SEC on September 13, 2011 and we received a Notice of Effectiveness from the SEC on September 28, 2011. On August 10, 2012, we filed a post-effective amendment converting this registration statement to a Form S-3 and on August 23, 2012, we received a Notice of Effectiveness of this post-effective amendment. As of September 30, 2012, there were no draw down transactions completed under the 2011 Equity Facility.

NOTE 14.	Income Taxes

EMCORE Corporation is incorporated in the state of New Jersey.  A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. federal and state income tax rates to income before provision for income taxes is as follows:

Provision for Income Taxes (in thousands)	For the Fiscal Year Ended September 30,
	2012	2011	2010
Income tax benefit computed at U.S. federal statutory rate	$(12.8)	$(11.6)	$(8.1)
State tax benefits, net of U.S. federal effect	(1.4)	(1.1)	(0.4)
Foreign	1.6	—	—
Other	0.7	1.3	2.3
Valuation allowance	13.5	11.4	6.3
Income tax expense - current	$1.6	$—	$0.1
Effective tax rate	4%	—%	—%

Significant components of our deferred tax assets are as follows:

Deferred Tax Assets	As of September 30, 2012	As of September 30, 2011
(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$158,875	$144,732
Foreign net operating loss carryforwards	3,593	4,094
State research credit carryforwards	2,773	1,125
Inventory reserves	5,891	5,206
Accounts receivable reserves	1,243	1,248
Accrued warranty reserve	1,053	1,458
State net operating loss carryforwards	15,984	14,346
Investment write-down	5,315	5,315
Legal reserves	267	480
Stock compensation	3,201	2,369
Deferred compensation	1,309	1,667
Fixed assets and intangibles	15,639	19,700
Other	7,199	5,504
Total deferred tax assets	222,342	207,244
Valuation allowance	(222,342)	(207,244)
Net deferred tax assets	$—	$—

During the fiscal years ended September 30, 2012 and 2011, there were no material increases or decreases in unrecognized tax benefits and we do not anticipate any material increases or decreases in the amounts of unrecognized tax benefits over the next twelve months. For the fiscal years ended September 30, 2012, 2011, and 2010, we recorded income tax expense of approximately $1,644,000, $56,000, and $97,000, respectively. As of September 30, 2012 and 2011, we had approximately $215,000 and $198,000, respectively of interest and penalties accrued as tax liabilities on our balance sheet.

As of September 30, 2012, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $467.3 million which begin to expire in 2021. As of September 30, 2012, we had foreign net operating loss carryforwards of $16.5 million which began to expire in 2013 as well as, state net operating loss carryforwards of approximately $407.8 million which begin to expire in 2013.  We also had tax credits (primarily foreign income and U.S. research and development tax credits) of approximately $2.8 million. The research credits are currently expiring including the next attribute expected to expire in 2013. Utilization of our net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Unrecognized Gross Tax Benefit (in thousands)
Balance as of September 30, 2010	$338
Adjustments based on tax positions related to the current year	—
Adjustments based on tax positions of prior years	—
Balance as of September 30, 2011	338
Adjustments based on tax positions related to the current year	—
Adjustments based on tax positions of prior years	282
Balance as of September 30, 2012	$620

We file income tax returns in the U.S. federal, state, and local jurisdictions and, currently, no federal, state, and local income tax returns are under examination. The following tax years remain open to assessment for each of the more significant jurisdictions where we are subject to income taxes: after fiscal year 2008 for U.S. federal, after fiscal year 2007 for the state of California, and after fiscal year 2008 for the state of New Mexico.

During the three months ended December 31, 2011, as part of an equity recapitalization at our Suncore joint venture we received a deemed capital distribution of $14.8 million. The deemed capital distribution was subject to a 10% foreign withholding tax. As a result, we were subject to a $1.6 million foreign tax expense and Suncore made a cash dividend for an equal amount. The foreign tax expense will be treated as a tax credit for U.S. tax purposes. We do not anticipate any material changes in foreign tax expense for the next twelve months.

NOTE 15.	Commitments and Contingencies

Leases: Estimated future minimum lease payments under non-cancelable operating and capital leases with an initial or remaining term of one year or more as of September 30, 2012 are as follows:

Estimated Future Minimum Lease Payments (in thousands)	Operating Leases	Capital Leases
Fiscal year ended September 30, 2013	$877	$4,411
Fiscal year ended September 30, 2014	404	—
Fiscal year ended September 30, 2015	388	—
Fiscal year ended September 30, 2016	350	—
Fiscal year ended September 30, 2017	76	—
Thereafter	2,471	—
Total minimum lease payments	$4,566	$4,411

Operating Lease Obligations: We lease certain land, facilities, and equipment under non-cancelable operating leases. Operating lease amounts above exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $2.7 million, $2.7 million, and $2.8 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.  There are no off-balance sheet arrangements other than our operating leases.

Capital Lease Obligations: Equipment under capital lease as of September 30, 2011 was damaged by the Thailand flood and was written off against our outstanding capital lease obligation. During fiscal year 2012 we entered into agreements with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. During the fiscal year ended September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. See Note 11 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

Asset Retirement Obligations: We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our asset retirement obligations include assumptions related to renewal option periods for those facilities where we expect to extend lease terms. In future periods, the asset retirement obligation is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment will be recorded to both the asset retirement obligation and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. The fair value of our asset retirement obligations were estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 5.78%. There were no liabilities associated with asset retirements that were settled during the fiscal year ended September 30, 2012. Accretion expense of $0.2 million, $0 and $0 was recorded during the fiscal years ended September 30, 2012, 2011 and 2010 respectively.

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

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims as of September 30, 2012. In March 2012, we entered into a Master Purchase Agreement with SEI, pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of September 30, 2012 as a result of these contingencies. See Note 1 - Description of Business in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

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

On September 25, 2009, the court issued an order consolidating both the Prissert and Mueller class actions into one consolidated proceeding, but denied plaintiffs motions for appointment of a lead plaintiff or lead plaintiff's counsel. On July 15, 2010, the court appointed IBEW Local Union No. 58 Annuity Fund to serve as lead plaintiff (“IBEW”), but denied, without prejudice, IBEW's motion to appoint lead counsel. On August 24, 2010, IBEW filed a renewed motion for appointment as lead plaintiff and for approval of its selection of counsel. IBEW filed a renewed motion for appointment of counsel on May 13, 2011 which we did not oppose. By Order dated September 30, 2011, the court appointed counsel to act on behalf of the purported class. On November 14, 2011, the plaintiffs filed a Consolidated Amended Complaint, again alleging violations of the federal securities laws arising out of the Company's disclosure regarding its customer GGE and the associated backlog of GGE orders with the Company's Photovoltaics business segment (the “Amended Complaint”). We filed a motion to dismiss the Amended Complaint on January 9, 2012, and on September 28, 2012, the court ruled in our favor. On November 9, 2012, we entered into a stipulation and agreement with the lead class representative, pursuant to which the parties agreed to release each other from all claims related to the matter and not to appeal the dismissal of the Amended Complaint, effectively ending this litigation.

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

The Stearns Derivative Action and the Thomas Derivative action were consolidated before a single judge in Somerset County, New Jersey.

Based on the dismissal of the Class Actions, on December 5, 2012, we entered into a stipulation and agreement whereby the plaintiffs in the Derivative Actions agreed to dismiss their claims with prejudice, effectively ending the Derivative Actions and the last remaining Green and Gold-related litigation. No payment was made in connection with the dismissal of the Class Actions or the Derivative Actions.

NOTE 16.	Equity

Reverse Stock Split
See Note 1 - Description of Business for disclosures related to our four-to-one reverse common stock split.

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

Stock Options
Most of our stock options vest and become exercisable over a four to five year period and have a contractual life of 10 years. Certain stock options awarded are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes stock option activity under the Equity Plans for our fiscal year ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2011	2,259,197	$17.76
Granted	61,128	$4.62
Exercised	(17,251)	$4.79		$12
Forfeited	(107,572)	$9.15
Expired	(163,287)	$19.88
Outstanding as of September 30, 2012	2,032,215	$17.76	5.04
Exercisable as of September 30, 2012	1,675,580	$20.25	4.44	$316
Vested and expected to vest as of September 30, 2012	1,982,145	$18.06	4.96	$582

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the fiscal years ended September 30, 2011 and 2010, the intrinsic value of options exercised was $218,000 and $1,000, respectively.

As of September 30, 2012, there was approximately $1.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 2.5 years.

Valuation Assumptions
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the Fiscal Years Ended September 30,
	2012	2011	2010
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%	—%
Expected stock price volatility rate	101.8%	99.4%	97.1%
Risk-free interest rate	0.8%	1.4%	2.4%
Expected term (in years)	5.4	4.9	4.6

Weighted average grant date fair value per share of stock options granted:	$3.54	$4.44	$3.08

Expected Dividend Yield: The Black-Scholes valuation model calls for a single expected dividend rate as an input. We have not issued any dividends.

Expected Stock Price Volatility Rate: The fair values of stock-based payments were valued using the Black-Scholes valuation method with a volatility factor based on our historical common stock prices.

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

The following table summarizes the activity related to RSAs and RSUs:

Restricted Stock Activity	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2011	410,650	$5.80	308,048	$6.20
Granted	—	—	841,885	$3.88
Vested	(167,756)	$5.78	(366,620)	$4.58
Forfeited	(26,191)	$5.68	(83,270)	$4.59
Non-vested as of September 30, 2012	216,703	$5.83	700,043	$4.44

Restricted stock awards: As of September 30, 2012, there was approximately $0.7 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 1.3 years.

Restricted stock units: As of September 30, 2012, there was approximately $1.9 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.1 years. The 0.7 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $4.0 million and a weighted average remaining contractual term of 1.3 years years. Of the 0.7 million outstanding non-vested RSUs, approximately 0.6 million RSUs are expected to vest and have an aggregate intrinsic value of approximately $3.5 million and a weighted average remaining contractual term of 1.2 years.

Surrender of Stock Options
On November 20, 2009, the Company’s Chief Financial Officer at the time, voluntarily surrendered stock options exercisable into 118,750 shares of common stock. These stock options had an exercise price of $22.28 and were granted on August 18, 2008. The Chief Financial Officer received no consideration in exchange for the surrender of these stock options. The surrender of his non-vested stock options resulted in an immediate non-cash charge of $1.3 million, which was recorded as selling, general, and administrative expense during the three months ended December 31, 2009. The expense was due to the acceleration of all unrecognized stock-based compensation expense associated with that specific stock option grant.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type (in thousands)	For the Fiscal Years Ended September 30,
	2012	2011	2010
Employee stock options	$2,563	$5,147	$8,220
Restricted stock awards and units	3,211	557	—
Employee stock purchase plan	666	600	551
401(k) match in common stock	1,034	935	864
Outside director fees in common stock	282	189	225
Total stock-based compensation expense	$7,756	$7,428	$9,860

Stock-based Compensation Expense - by expense type (in thousands, except per share data)	For the Fiscal Years Ended September 30,
	2012	2011	2010
Cost of revenue	$1,566	$1,412	$2,086
Selling, general, and administrative	3,889	3,927	5,874
Research and development	2,301	2,089	1,900
Total stock-based compensation expense	$7,756	$7,428	$9,860
Net effect on net loss per basic and diluted share	$(0.33)	$(0.32)	$(0.48)

For the fiscal year ended September 30, 2012, total stock-based compensation expense does not agree with the amount listed on our statement of shareholders' equity primarily due to compensation of $0.3 million related to the acceleration of restricted stock expense related to the sale of our Fiber Optics segment that was reported as a reduction of the gain on sale of assets and a timing difference between expense accrued and issuance of common stock for the payment of outside director fees. For the fiscal years ended 2011 and 2010, total stock-based compensation expense does not agree with the amount listed on our statement of shareholders' equity due to the timing difference related to the payment of outside director fees and issuance of common stock related to our 401(k) company match.

Capital Stock
Our authorized capital stock consists of 50 million shares of common stock, no par value, and 5,882,000 shares of preferred stock, $0.0001 par value. As of September 30, 2012, we had 24.4 million shares of common stock issued and outstanding. There were no shares of preferred stock issued or outstanding as of September 30, 2012.

Warrants
As of September 30, 2012 and 2011, warrants representing 750,011 shares of our common stock were outstanding.

On February 20, 2008, in conjunction with a private placement transaction, we issued warrants representing the right to purchase up to an aggregate of 350,010 shares of common stock (2008 Warrants). On October 1, 2009, we entered into an equity line financing facility with Commerce Court Small Cap Value Fund, Ltd. wherein we issued three warrants representing the right to purchase up to an aggregate of 400,001 shares of common stock, (2009 Warrants, and together with the 2008 Warrants, the 2008 and 2009 Warrants). See Note 4 - Fair Value Accounting for additional information related to the valuation of our warrants.

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

Private Placement
On May 31, 2011, we completed an equity private placement transaction with Shanghai Di Feng Investment Co. Ltd. pursuant to which we sold 1,101,901 shares of our common stock for approximately $9.7 million. The common stock was offered solely to "accredited investors" as defined in Regulation D promulgated under the Securities Act of 1933, as amended, the Act, in reliance on the exemptions from registration afforded by Section 4(2) of the Act. In connection with this transaction, we also entered into a registration rights agreement pursuant to which we agreed to register the shares issued with the SEC on a Form S-1 registration statement within 60 days of the closing date of the transaction and to use commercially reasonable efforts to have the registration statement declared effective within 120 days of the closing date. We filed the registration statement on Form S-1 with the SEC on July 25, 2011 and we received a Notice of Effectiveness from the SEC on August 15, 2011. We used the proceeds from this private placement for general corporate purposes.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions are made in common stock. For the fiscal years ended September 30, 2012, 2011, and 2010, we contributed approximately $1.0 million, $0.9 million, and $0.9 million, respectively, in common stock to the savings plan.

Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan (ESPP) that provides employees an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning on February 25 and August 26 of each year. The purchase price is set at 85% of the average high and low market price of our common stock on either the first or last day of the participation period, whichever is lower, and contributions are limited to the lower of 10% of an employee's compensation or $25,000. At the 2012 Annual Meeting, our shareholders approved an amendment to the ESPP that increased the total number of shares of common stock on which options may be granted under the ESPP to 2,250,000 shares. We issue new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan. Common stock issued under the ESPP during the fiscal years ended September 30, 2012, 2011, and 2010 totaled 250,000, 359,000, and 301,000 shares, respectively. As of September 30, 2012, the total amount of common stock issued under the ESPP totaled 1,469,641 shares.

Officer and Director Share Purchase Plan
On January 21, 2011, the Compensation Committee of the Board of Directors approved an Officer and Director Share Purchase Plan, or ODPP, which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. Elections to participate in the ODPP may only be made during open trading windows under our insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. The Board of Directors has authorized 125,000 shares to be made available for purchase by officers and directors under the ODPP. Common stock issued under the ODPP during the fiscal years ended September 30, 2012, 2011, and 2010 totaled 21,000, 9,000, and 0 shares, respectively.

Future Issuances

As of September 30, 2012, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	2,032,215
Purchases under the employee stock purchase plan	780,067
Issuance of stock-based awards under the Equity Plans	1,037,927
Exercise of outstanding warrants	750,011
Purchases under the officer and director share purchase plan	94,811
Total reserved	4,695,031

NOTE 17.	Segment Data and Related Information

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

Segment Revenue (in thousands)	For the Fiscal Years Ended September 30,
	2012	2011	2010
Fiber Optics revenue	$96,153	$125,659	$121,724
Photovoltaics revenue	67,628	75,269	69,554
Total revenue	$163,781	$200,928	$191,278

Revenue by Geographic Region (in thousands)	For the Fiscal Years Ended September 30,
	2012	2011	2010
United States	$111,962	$140,203	$115,304
Asia	27,519	49,417	56,411
Europe	15,032	9,081	12,712
Other	9,268	2,227	6,851
Total revenue	$163,781	$200,928	$191,278

Impact from Thailand Flood: In October 2011, we announced that flood waters had severely impacted the inventory and production operations of our primary contract manufacturer in Thailand. The impacted areas included certain product lines for the Telecom and Cable Television (CATV) market segments. This has had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products in the near term. Our Photovoltaics segment was not affected by the Thailand floods. See Note 11 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

Sale of Fiber Optics-related Assets: On May 7, 2012, we sold certain assets and transfered certain inventory purchase obligations associated with our Fiber Optics segment to SEI. See Note 1 - Description of Business for additional disclosures related to this asset sale.

Significant Customers: For the fiscal years ended September 30, 2012, 2011, and 2010, our top 5 customers accounted for 33%, 40%, and 44%, respectively, of our annual consolidated revenue.  The following table sets forth our significant customers, defined as customers that represented greater than 10% of total consolidated revenue, by reporting segment.

Significant Customers	For the Fiscal Years Ended September 30,
	2012	2011	2010
Fiber Optics - Cisco Systems	—%	—%	13%
Photovoltaics - Loral Space & Communications	14%	11%	11%

Operating Loss: The following table sets forth operating loss attributable to each of our reporting segments.

Statement of Operations Data (in thousands)	For the Fiscal Years Ended September 30,
	2012	2011	2010
Fiber Optics operating loss	$(26,684)	$(30,276)	$(19,888)
Photovoltaics operating loss	(8,941)	(2,251)	(1,538)
Total operating loss	$(35,625)	$(32,527)	$(21,426)

Non-Cash Expenses: The following tables sets forth our significant non-cash expenses attributable to each of our reporting segments.

Depreciation, Amortization, and Accretion Expense (in thousands)	For the Fiscal Years Ended September 30,
	2012	2011	2010
Fiber Optics segment	$5,246	$6,599	$6,974
Photovoltaics segment	4,174	5,374	5,314
Total depreciation, amortization, and accretion expense	$9,420	$11,973	$12,288

Stock-based Compensation Expense (in thousands)	For the Fiscal Years Ended September 30,
	2012	2011	2010
Fiber Optics segment	$4,678	$4,650	$5,900
Photovoltaics segment	3,078	2,778	3,960
Total stock-based compensation expense	$7,756	$7,428	$9,860

Long-lived Assets: Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of our reporting segments and our unallocated Corporate division.

(in thousands)	As of September 30,
	2012	2011
Fiber Optics segment	$24,209	$26,483
Photovoltaics segment	40,252	45,546
Unallocated Corporate division	7,247	1,007
Long-lived assets	$71,708	$73,036

During the fiscal year ended September 30, 2012, we reclassified building and improvements associated with our Fiber Optics segment that was not sold as part of the asset sale to SEI to our unallocated Corporate division.

As of September 30, 2012, 2011 and 2010, approximately 86%, 93% and 87%, respectively, of our long-lived assets were located in the United States.

NOTE 18.	Suncore Joint Venture

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

Initially, the total registered capital of Suncore was $30.0 million, of which San'an contributed $18.0 million in cash and EMCORE contributed $12.0 million in cash. In addition, we entered into a Cooperation Agreement with an affiliate of San'an whereby we received $8.5 million in consulting fees in exchange for the technology license and related support and strategic consulting services to Suncore, which was recorded as a reduction to our investment in Suncore resulting in a basis difference. During the fiscal year ended September 30, 2012, we began amortizing this basis difference in our equity investment over an estimated five-year technology useful life using the straight-line amortization method.

During the fiscal year ended September 30, 2012, Suncore increased its registered capital by recording a deemed capital distribution of $37.0 million which was distributed and reinvested in proportion to each entity's registered capital, of which San'an was allocated $22.2 million and EMCORE was allocated $14.8 million. During this same period, Suncore also recorded a cash dividend of approximately $4.1 million in proportion to each entity's registered capital of which San'an received $2.5 million and EMCORE received $1.6 million. We recorded the cash dividend as a reduction in our investment in Suncore. We incurred foreign income tax of approximately $1.6 million associated with these capital distributions which is presented under the caption "foreign income tax expense on capital distributions" on our statement of operations and comprehensive loss. EMCORE's cash dividend was equal to the foreign income tax expense incurred on these capital distributions.

In August 2011, we signed a solar rooftop CPV development agreement with Suncore pursuant to which we will collaborate on the development and application of the current 500X and next-generation 1000X rooftop CPV systems. In summary, Suncore agreed to purchase joint ownership rights to rooftop CPV intellectual property and reimburse us 50% of all research and development costs incurred related to rooftop CPV solutions in exchange for joint ownership rights to the newly developed intellectual property. In addition, Suncore agreed to pay us a development fee of 20% on research and development costs billed to Suncore with a maximum development fee payout of approximately $0.2 million. During the fiscal year ended September 30, 2012, we billed Suncore approximately $1.0 million for research and development costs and recognized $0.2 million in development fees. Included in prepaid expenses and other assets at September 30, 2012 is $0.7 million of amounts billed to Suncore in fiscal year 2012 primarily for the reimbursement of research and development costs.

In November 2011, we agreed to grant Suncore an exclusive license to use certain intellectual property and know-how, both existing and to-be-developed, related to the fabrication process and testing of terrestrial CPV solar cells on terrestrial CPV solar systems solely within the PRC, Hong Kong, Macau, and Taiwan (the licensed territory) and be able to use, market, and sell the terrestrial CPV solar cells worldwide, excluding only the United States. This licensing agreement valued at $2.5 million does not include intellectual property associated with the development of space qualified or radiation hardened solar cells. Suncore has not fulfilled all the requirements necessary to initiate payment for this license; as a result, we did not record any receivables from Suncore associated with this license agreement as of September 30, 2012.

Pursuant to the joint venture agreement, San'an and EMCORE share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore. We continue to hold a 40% registered ownership in Suncore and we recorded a loss associated with our Suncore joint venture totaling $1.2 million for the fiscal year ended September 30, 2012. As of September 30, 2012, our cumulative proportionate loss in Suncore has exceeded our net investment in Suncore by approximately $3.1 million. Pursuant to ASC 323-10, Investments—Equity Method and Joint Ventures – Overall, we stopped recording our proportionate share of Suncore's loss after our investment declined to a zero value since we have no obligation or intent to fund the deficit balance. We will resume applying the equity method only after our share of net income in Suncore equals the share of net losses not recognized during the period we suspended using the equity method.

On August 5, 2012, we entered into a definitive agreement which consolidated the Company's terrestrial CPV system engineering and development efforts, for both ground mount and rooftop terrestrial CPV products, into the Company's joint venture, Suncore. EMCORE employees who were engaged in terrestrial CPV product and business development, as well as key engineering, sales, and marketing personnel, were transferred to Suncore upon the closing of the agreement on September 21, 2012. Suncore will fund all ongoing R&D, marketing, sales, and business development functions related to terrestrial CPV systems. EMCORE will continue to own all of its intellectual property related to solar cell technology and maintain investment activities to advance CPV solar cell performance to serve a broader customer base within the CPV industry. We sold these assets for $2.8 million. Included in prepaid expenses and other current assets at September 30, 2012 is the $2.8 million sale price.

During the fiscal year 2012, we recorded revenue from Suncore of $6.2 million. There were no revenues recorded from Suncore in fiscal years 2011 and 2010.

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

EMCORE CORPORATION
Quarterly Consolidated Statements of Operations
For the Fiscal Year Ended September 30, 2012
(in thousands, except loss per share)
(unaudited)

	For the Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2011	2012	2012	2012
Revenue	$37,451	$37,780	$41,062	$47,488
Cost of revenue	33,983	32,404	36,677	42,891
Gross profit	3,468	5,376	4,385	4,597
Operating expenses (income):
Selling, general, and administrative	7,480	8,365	8,758	10,258
Research and development	6,980	5,781	4,996	4,581
Impairments	—	—	1,425	—
Flood-related loss (recovery)	5,698	114	(293)	—
Flood-related insurance proceeds	(5,000)	—	—	(4,000)
(Gain) loss on sale of assets	—	—	(2,793)	51
Litigation settlements, net	—	—	1,050	—
Total operating expenses	15,158	14,260	13,143	10,890
Operating loss	(11,690)	(8,884)	(8,758)	(6,293)
Other income (expense):
Interest expense, net	(129)	(121)	(146)	(281)
Foreign exchange gain (loss)	89	167	(196)	(15)
Loss from equity method investment	(960)	(241)	—	—
Change in fair value of financial instruments	105	(256)	61	21
Other expense	—	—	—	—
Total other expense	(895)	(451)	(281)	(275)
Loss before income tax expense	$(12,585)	$(9,335)	$(9,039)	$(6,568)
Foreign income tax expense on capital distributions	(1,644)	—	—	—
Net loss	$(14,229)	$(9,335)	$(9,039)	$(6,568)
Per share data:
Net loss per basic and diluted share	$(0.61)	$(0.40)	$(0.38)	$(0.27)
Weighted-average number of basic and diluted shares outstanding	23,476	23,529	23,686	23,892

EMCORE CORPORATION
Quarterly Consolidated Statements of Operations
For the Fiscal Year Ended September 30, 2011
(in thousands, except loss per share)
(unaudited)

	For the Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2010	2011	2011	2011
Revenue	$52,107	$47,218	$49,480	$52,123
Cost of revenue	39,427	36,638	40,010	42,090
Gross profit	12,680	10,580	9,470	10,033
Operating expenses:
Selling, general, and administrative	8,264	9,380	9,657	8,281
Research and development	7,191	7,984	9,549	8,129
Impairments	—	—	—	8,000
Litigation settlements, net	—	(2,590)	1,465	(20)
Total operating expenses	15,455	14,774	20,671	24,390
Operating loss	(2,775)	(4,194)	(11,201)	(14,357)
Other income (expense):
Interest expense, net	(258)	(130)	(132)	(120)
Foreign exchange gain (loss)	(335)	749	625	(304)
Loss from equity method investment	—	(587)	(259)	(996)
Change in fair value of financial instruments	(272)	(1,038)	(107)	1,487
Other expense	(5)	(5)	(5)	—
Total other income (expense)	(870)	(1,011)	122	67
Loss before income tax expense	$(3,645)	$(5,205)	$(11,079)	$(14,290)
Foreign income tax expense on capital distributions	—	—	—	—
Net loss	$(3,645)	$(5,205)	$(11,079)	$(14,290)
Per share data:
Net loss per basic and diluted share	$(0.17)	$(0.24)	$(0.49)	$(0.61)
Weighted-average number of basic and diluted shares outstanding	21,313	21,804	22,461	23,326

NOTE 20.	Subsequent Event

During August 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $50 million of our common or preferred stock, warrants or debt securities. On August 23, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date. On September 28, 2012, we entered into an Underwriting Agreement (the “Agreement”) with B. Riley & Co., LLC (the “Underwriter”) pursuant to which we agreed to sell and the Underwriter agreed to purchase 1,593,400 shares of our common stock at a price per share of $5.19. We also granted the Underwriter a 30-day option to purchase up to 239,010 additional shares of common stock at the same price per share. On October 3, 2012 we sold to the Underwriter 1,832,410 shares of common stock for net proceeds of $9.5 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
EMCORE Corporation:

We have audited the accompanying consolidated balance sheets of EMCORE Corporation and subsidiaries (the Company) as of September 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMCORE Corporation and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 13, 2012, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Albuquerque, New Mexico
December 13, 2012

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, our Chief Financial Officer and our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10–K. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and our principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.     Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a–15(f) and 15d–15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

c.     Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of September 30, 2012, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
EMCORE Corporation:

We have audited EMCORE Corporation's internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EMCORE Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Emcore Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emcore Corporation and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 2012, and our report dated December 13, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

KPMG LLP
Albuquerque, New Mexico
December 13, 2012

ITEM 9B.     Other Information

Not applicable.

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding our executive officers and directors required by this Item is incorporated by reference to our Definitive Proxy Statement in connection with our Annual Meeting of Stockholders (Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended September 30, 2012. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Section entitled “Governance of the Company - Board Committees” in the Proxy Statement.

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

ITEM 11. Executive Compensation

Information required by this Item is incorporated by reference to the sections entitled “Directors Compensation for Fiscal Year 2012,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

ITEM 14. Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the section entitled “Fiscal 2012 & 2011 Auditor Fees and Services” in the Proxy Statement.

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended September 30, 2012, 2011, and 2010

•	Consolidated Balance Sheets as of September 30, 2012 and 2011

•	Consolidated Statements of Shareholders' Equity for the fiscal years ended September 30, 2012, 2011, and 2010

•	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2012, 2011, and 2010

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm

(a)(2)	Financial Statement Schedules

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

2.9
Master Purchase Agreement, dated March 27, 2012, between Sumitomo Electric Industries, Ltd. and the Company (Confidential treatment has been requested by the Company with respect to portions of this agreement) (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 10-Q/A filed on August 7, 2012).

2.10**	Asset Purchase Agreement dated August 5, 2012 between Suncore Photovoltaic Technology Co, Ltd. and the Company
3.1	Restated Certificate of Incorporation, dated February 15, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 16, 2012).
3.2
Cetificate of Amendment of Restated Certificate of Incorporation, dated February 15, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 16, 2012).

3.3	Amended By-Laws, as amended through August 6, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 7, 2012).
4.1	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the registration statement on Form S-1 filed on February 24, 1997).
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

4.4	Form of Indenture (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-3 on Form 8-K filed August 10, 2012)
4.5	Form of Indenture (included in Exhibit 4.4)
10.1†	1995 Incentive and Non-Statutory Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Amendment No. 1 to the registration statement on Form S-1 filed on February 6, 1997).
10.2†	1996 Amendment to Option Plan (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the registration statement on Form S-1 filed on February 6, 1997).
10.3†	MicroOptical Devices, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8 filed on February 6, 1998).
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

10.7†	Executive Severance Policy, effective May 1, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2007).
10.8
Memorandum of Understanding, dated as of September 26, 2007, between Lewis Edelstein and the Company regarding shareholder derivative litigation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on November 1, 2007).

10.9
Stipulation of Compromise and Settlement, dated as of November 28, 2007, executed by the Company and the other defendants and the plaintiffs in the Federal Court Action and the State Court Actions (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on December 31, 2007).

10.10†	2007 Directors’ Stock Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2008).

10.11†	EMCORE Corporation 2000 Stock Option Plan, as amended and restated on April 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2009).
10.12†	EMCORE Corporation 2000 Employee Stock Purchase Plan, as amended June 14, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2011).
10.13†
Directors’ Stock Award Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form S-8 filed on November 5, 1997, as amended and incorporated herein by reference to Exhibit 99.1 by the registration statement on Form S-8 filed on June 5, 2009).

10.14†	2010 Equity Incentive Plan, as amended and restated on June 14, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 16, 2011).
10.15†	2012 Equity Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement filed on January 27, 2012).
10.16
Share Purchase Agreement, dated February 3, 2010, by and among Tangshan Caofeidian Investment Corporation, Ltd. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2010).

10.17
Shareholders Agreement, dated February 3, 2010, by and among Tangshan Caofeidian Investment Corporation, Ltd. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2010).

10.18
Supplemental Agreement, dated February 3, 2010, by and among Tangshan Caofeidian Investment Corporation, Ltd. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2010).

10.19
Credit and Security Agreement, dated November 11, 2010, between Wells Fargo Bank National Association and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 17, 2010).

10.20
First Amendment to the Credit and Security Agreement, dated December 21, 2011, between Wells Fargo Bank National Association and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 14, 2012).

10.21
Second Amendment to the Credit and Security Agreement, dated June 14, 2012, between Wells Fargo Bank National Association and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2012).

10.22
Joint Venture Contract, dated July 30, 2010, by and between San’An Optoelectronics, Co., Ltd. and the Company (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on January 10, 2011).

10.23
Cooperation Agreement, dated July 30, 2010, by and between Fujian San’An Group Corporation and the Company (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on January 10, 2011).

10.24
Investment Cooperation Agreement on the Project of Terrestrial Application of High Concentration Photovoltaic Systems and Components, dated December 4, 2010, by and among Huainan Municipal Government, San’an Optoelectronics Co., Ltd., and the Company (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on January 10, 2011).

10.25†	Officer and Director Share Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2011).
10.26
Stock Purchase Agreement, dated April 26, 2011, by and between the Company and Shanghai Di Feng Investment Co. Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2011).

10.27
Long-Term Supply Agreement between the Company and Space Systems/Loral, Inc., dated May 5, 2011 (+) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2011).

10.28†
Employment Agreement entered into by the Company and Reuben F. Richards, Jr. as of August 2, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2011).

10.29†
Employment Agreement entered into by the Company and Dr. Hong Q. Hou as of August 2, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2011).

10.30†
Employment Agreement entered into by the Company and Mark B. Weinswig as of August 2, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2011).

10.31†
Employment Agreement entered into by the Company and Mr. Christopher Larocca as of August 2, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2011).

10.32†
Employment Agreement entered into by the Company and Dr. Charlie Wang as of August 2, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2011).

10.33†
Employment Agreement entered into by the Company and Monica D. Van Berkel as of August 2, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2011).

10.34
Common Stock Purchase Agreement, dated as of August 16, 2011, by and between the Company and Commerce Court Small Cap Value Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2011).

10.35
Engagement Letter, dated as of August 16, 2011, by and between the Company and Reedland Capital Partners (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 16, 2011).

10.36
Separation Agreement and General Release dated August 6, 2012, between Mr. Reuben F. Richards, Jr. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 9, 2012).

10.37
Underwriting Agreement dated September 28, 2012, by and between B. Riley & Co., LLC and the Company (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on October 1, 2012).)

10.48
First Amendment to Credit and Security Agreement, dated December 21, 2010, between Wells Fargo Bank National Association and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarter Report on Form 10-Q filed February 14, 2012).(+)

10.49
Second Amendment to the Credit and Security Agreement, dated June 14, 2012, between Wells Fargo Bank National Association and teh Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 8, 2012).

10.50
Separation Agreement and General Release, dated August 6, 2012, between Mr. Reuben F. Richards, Jr. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 8, 2012).

10.51	Asset Purchase Agreement, dated August 5, 2012, between Suncore Photovoltaic Technology Co., Ltd. and the Company**
21.1**	Subsidiaries of the Company.
23.1**	Consent of KPMG LLP.
24.1	Preferability letter from KPMG LLP (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K filed on December 29, 2011).
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.**‡
101.SCH	XBRL Taxonomy Extension Schema Document.**‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **‡

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **‡
__________
** Filed herewith
† Management contract or compensatory plan
(+) CERTAIN CONFIDENTIAL INFORMATION CONTAINED IN THIS DOCUMENT, MARKED BY BRACKETS, HAS BEEN OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO RULE 24B-2 OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.
‡ Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	December 13, 2012	By:	/s/ Hong Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	December 13, 2012	By:	/s/ Mark Weinswig
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on December 13, 2012.

Signature	Title

/s/ Hong Q. Hou, Ph.D.	Chief Executive Officer and Director
Hong Q. Hou, Ph.D.	(Principal Executive Officer)

/s/ Mark B. Weinswig	Chief Financial Officer
Mark B. Weinswig	(Principal Financial and Accounting Officer)

/s/ Thomas J. Russell, Ph.D.	Chairman Emeritus
Thomas J. Russell, Ph.D.

/s/ Reuben F. Richards, Jr.	Chairman of the Board
Reuben F. Richards, Jr.

/s/ Robert L. Bogomolny	Director
Robert L. Bogomolny

/s/ John Gillen	Director
John Gillen

/s/ Sherman McCorkle	Lead Independent Director
Sherman McCorkle

/s/ Charles T. Scott	Director
Charles T. Scott

/s/ James A. Tegnelia, Ph.D.	Director
James A. Tegnelia, Ph.D.