Form 10-Q
period 2012-12-31
EMCORE CORP
filed 2013-02-06
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

As of January 30, 2013, the number of shares outstanding of our no par value common stock totaled 26,429,922.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are largely based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates”, “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, "should", “targets”, “will”, "would", and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as updated by our subsequent periodic reports. These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

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
For The Quarterly Period Ended December 31, 2012

PART I.	Financial Information

ITEM 1.	Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three Months Ended December 31, 2012 and 2011
(in thousands, except net income (loss) per share)
(unaudited)

	For the Three Months Ended December 31,
	2012	2011
Revenue	$49,306	$37,451
Cost of revenue	38,358	33,983
Gross profit	10,948	3,468
Operating expense (income):
Selling, general, and administrative	6,904	7,480
Research and development	5,390	6,980
Flood-related loss	—	5,698
Flood-related insurance proceeds	(4,192)	(5,000)
Total operating expense	8,102	15,158
Operating income (loss)	2,846	(11,690)
Other income (expense):
Interest expense, net	(238)	(129)
Foreign exchange gain	101	89
Loss from equity method investment	—	(960)
Change in fair value of financial instruments	237	105
Total other income (expense)	100	(895)
Income (loss) before income tax expense	2,946	(12,585)
Income tax expense	(120)	(1,644)
Net income (loss)	$2,826	$(14,229)
Foreign exchange translation adjustment	69	401
Comprehensive income (loss)	$2,895	$(13,828)
Per share data:
Net income (loss) per basic share	$0.11	$(0.61)
Net income (loss) per diluted share	$0.11	$(0.61)
Weighted-average number of basic shares outstanding	25,977	23,476
Weighted-average number of diluted shares outstanding	26,236	23,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of December 31, 2012 and September 30, 2012
(in thousands, except per share data)
(unaudited)

	As of	As of
	December 31, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,883	$9,047
Restricted cash	1,027	82
Accounts receivable, net of allowance of $3,279 at December 31, 2012 and September 30, 2012	36,786	36,939
Inventory	37,001	35,192
Prepaid expenses and other current assets	11,089	14,146
Total current assets	97,786	95,406
Property, plant, and equipment, net	48,374	47,896
Goodwill	20,384	20,384
Other intangible assets, net	3,111	3,428
Equity method investment	—	—
Other non-current assets, net of allowance of $3,481 and $3,419, respectively	2,607	2,752
Total assets	$172,262	$169,866
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$19,928	$19,316
Accounts payable	30,213	38,814
Warrant liability	433	670
Accrued expenses and other current liabilities	29,842	32,635
Total current liabilities	80,416	91,435
Asset retirement obligations	5,058	5,004
Deferred gain associated with sale of assets	3,400	3,400
Other long-term liabilities	963	1,004
Total liabilities	89,837	100,843
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 26,413 shares issued and 26,373 shares outstanding as of December 31, 2012; 24,412 shares issued and 24,372 shares outstanding as of September 30, 2012	732,852	722,345
Treasury stock, at cost; 40 shares	(2,071)	(2,071)
Accumulated other comprehensive income	1,445	1,376
Accumulated deficit	(649,801)	(652,627)
Total shareholders’ equity	82,425	69,023
Total liabilities and shareholders’ equity	$172,262	$169,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2012 and 2011
(in thousands)
(unaudited)

	For the Three Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,826	$(14,229)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, amortization, and accretion expense	2,018	2,775
Stock-based compensation expense	1,082	2,180
Provision adjustments related to doubtful accounts	—	(87)
Provision adjustments related to product warranty	629	172
Provision for losses on inventory purchase commitments	—	908
Loss from equity method investment	—	960
Change in fair value of financial instruments	(237)	(105)
Net loss on disposal of equipment	—	35
Flood-related loss	—	5,698
Non-cash insurance proceeds	(4,192)	—
Total non-cash adjustments	(700)	12,536
Changes in operating assets and liabilities:
Accounts receivable	180	9,441
Inventory	(2,133)	(584)
Other assets	3,197	(2,549)
Accounts payable	(6,581)	3,693
Accrued expenses and other current liabilities	(1,308)	12,539
Total change in operating assets and liabilities	(6,645)	22,540
Net cash (used in) provided by operating activities	(4,519)	20,847
Cash flows from investing activities:
Purchase of equipment	(2,030)	(2,280)
Deposits on equipment orders	(3)	(1,133)
Dividend from an unconsolidated affiliate	—	1,644
Increase in restricted cash	(945)	(1,116)
Proceeds from disposal of property, plant and equipment	203	—
Net cash used in investing activities	(2,775)	(2,885)
Cash flows from financing activities:
Net proceeds from (payments on) borrowings from credit facilities	611	(11,551)
Proceeds from sale of common stock	9,475	—
Proceeds from stock plans	10	29
Net cash provided by (used in) financing activities	10,096	(11,522)
Effect of exchange rate changes on foreign currency	34	101
Net increase in cash and cash equivalents	2,836	6,541
Cash and cash equivalents at beginning of period	9,047	15,598
Cash and cash equivalents at end of period	$11,883	$22,139
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$196	$89
Cash paid during the period for income taxes	$15	$1,644
NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of capital lease and accounts payable	$4,192	$—
Acquisition of equipment under capital lease	$257	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
For the three months ended December 31, 2012
(unaudited)

NOTE 1.	Description of Business

Business Overview

EMCORE Corporation and its subsidiaries (the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the fiber optics and solar power markets. We were established in 1984 as a New Jersey corporation and we have two reporting segments: Fiber Optics and Photovoltaics. Our Fiber Optics business segment provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV) and Fiber-To-The-Premise (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications. EMCORE's Solar Photovoltaics business segment provides products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells (CICs) and complete satellite solar panels, and terrestrial applications, including high-efficiency GaAs solar cells for concentration photovoltaic (CPV) power systems.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2012 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

All significant intercompany accounts and transactions have been eliminated in consolidation. We are not the primary beneficiary of, nor do we hold a significant variable interest in, any variable interest entity. Certain prior period amounts have been reclassified to conform to the current period presentation. We have evaluated subsequent events through the date that the financial statements were issued.

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

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. This transaction was recorded as a sale of assets since it did not meet the criteria to be considered a component of our business. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of certain potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of December 31, 2012 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Payment of escrow amounts occurs over a two-year period and is subject to claim adjustments. In total, we have deferred approximately $4.9 million of the total paid by SEI as a gain on sale until the indemnification obligation of $3.4 million and purchase price adjustment contingencies are resolved.

In May 2012, we also entered into a separate facility lease and transition services agreement (TSA) with SEI related to financial services, supply chain, facility, and information infrastructure support functions to be provided by us. We believe the values assigned to the facility lease and TSA approximate fair value. During the quarterly period ended December 31, 2012, we recognized $0.7 million related to TSA fees and facility rental income which was recorded as a benefit against operating expenses incurred for such services.

The TSA included a $0.5 million credit to be applied against fees incurred over a twelve-month period through May 2013. We also incurred $0.6 million in expenses directly associated with this transaction. The TSA credit and transaction-related expenses incurred were applied against the proceeds received in determination of the gain recognized during the fiscal year ended September 30, 2012.

Liquidity and Capital Resources

Historically, we have consumed cash from operations and incurred significant net losses. We have managed our liquidity position through a series of cost reduction initiatives, borrowings from our credit facility, capital markets transactions, and the sale of assets.

As of December 31, 2012, cash and cash equivalents totaled $11.9 million and working capital totaled approximately $17.4 million. Working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the three months ended December 31, 2012, we had net income of $2.8 million. Net cash used in operating activities for the three months ended December 31, 2012 totaled $4.5 million.

With respect to measures taken to improve liquidity:

•
Credit Facility: In November 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank (Wells Fargo). The credit facility provides us with a revolving credit of up to $35.0 million originally through November 2013 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility was initially secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable and inventory accounts.

Our credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, minimum tangible net worth and EBITDA covenants, and limitations on liens and certain additional indebtedness and guarantees. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of December 31, 2012, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $3.5 million financial covenant.

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

On June 14, 2012, we entered into a Second Amendment to the credit facility, which amended among other things, the borrowing base increase under the First Amendment, which was subject to automatic reductions to (i) $8.1 million on July 1, 2012; and to (ii) $3.1 million on January 1, 2013. The Second Amendment automatically reduced the $8.1 million and $3.1 million thresholds referenced above to $5.0 million and $0, respectively, if the sale of certain assets does not occur. The Second Amendment no longer included certain assets in the potential borrowing base including certain machinery and equipment and real estate.

On December 28, 2012, we entered into a Third Amendment to the credit facility, which amended among other things, the maturity date of the facility to November 11, 2015. The Third Amendment also amends the Credit Facility by adjusting the borrowing availability provided by machinery and equipment, which amount is currently set at approximately $7.6 million and which will be reduced monthly by approximately $101,000 through March 31, 2013, at which time the borrowing availability will be reduced to $5.0 million and thereafter will be further reduced monthly by approximately $91,000. The reduction to $5.0 million can occur earlier than March 31, 2013 based upon the occurrence of certain events.

The Third Amendment also maintains the Company's minimum cash balance and excess liquidity requirement at $3.5 million through June 30, 2013, which was scheduled to increase to $7.5 million on December 31, 2012, below which certain financial covenants are triggered which relate to minimum tangible net worth, minimum EBITDA amounts and limitations on capital expenditures. The amounts of these financial covenants have been amended from those previously introduced in the First Amendment. At June 30, 2013 the liquidity requirement will be increased by $1.0 million, and will be further increased, quarterly, until such amount reaches $7.5 million at March 31, 2014.

As of December 31, 2012, we had a $19.9 million LIBOR rate loan outstanding under our credit facility, with an interest rate of 4.4%. As of January 30, 2013, the outstanding balance under this credit facility totaled approximately $17.3 million. As of December 31, 2012, the credit facility also had $2.4 million reserved for eight outstanding stand-by letters of credit, leaving a remaining $2.4 million borrowing availability balance under this credit facility. We now expect at least 70% of the $35.0 million credit facility to be available for use over the remaining of fiscal year 2013.

•	October 2012 Stock Sale: On October 3, 2012 we sold 1,832,410 shares of common stock for net proceeds of $9.5 million. See Note 13 - Equity for additional disclosures related to the stock sale.

•
Equity Facility: In August 2011, we entered into a committed equity line financing facility (equity facility) with Commerce Court Small Cap Value Fund, Ltd. (Commerce Court) whereby Commerce Court has committed, upon issuance of a draw-down request by us, to purchase up to $50 million worth of our common stock over a two-year period, subject to our common stock trading above $4 per share, as adjusted for the reverse stock split, during the draw down period, unless a waiver is received. As of December 31, 2012, there have been no draw down transactions completed under this equity facility.

•
Impact From Thailand Flood: In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. We were not a named beneficiary of our contract manufacturer's insurance policy. As of September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. In addition, during the three months ended December 31, 2012, we capitalized an additional $0.3 million of new manufacturing lines and recorded a corresponding amount of capital lease obligation. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds. Flood-related insurance proceeds related to inventory and equipment destroyed by the Thailand flood will be recognized when they become realized. In December 2012 we received flood-related insurance proceeds of $4.2 million in the form of forgiveness of $2.2 million of outstanding capital lease obligations and $2.0 million of outstanding payables. We expect to receive additional flood-related insurance proceeds of $6.0 million in cash proceeds from our contract manufacturer as well as liability offsets of approximately $8.8 million by March 31, 2013 to cover the direct damages to our assets that were impacted by the flood. See Note 9 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

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

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table lists our financial assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurement
(in thousands)	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
As of December 31, 2012
Assets:
Cash and cash equivalents	$11,883	—	—	$11,883
Restricted cash	1,027	—	—	1,027
Liabilities:
Warrant liability	—	433	—	433
As of September 30, 2012
Assets:
Cash and cash equivalents	$9,047	—	—	$9,047
Restricted cash	82	—	—	82
Liabilities:
Warrant liability	—	670	—	670

Cash consists primarily of bank deposits or, occasionally, highly liquid short-term investments with a maturity of three months or less at the time of purchase.

Restricted cash represents temporarily restricted deposits held as compensating balances against short-term borrowing arrangements.

As of December 31, 2012 and September 30, 2012, warrants representing 750,011 shares of our common stock were outstanding. All of our warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive income (loss) when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to effect a mandatory exercise of each warrant. The valuation model requires the input of highly subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of our warrants has been primarily due to the change in the closing price of our common stock.

The carrying amounts of accounts receivable, prepaid expenses and other current assets, borrowings from our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

NOTE 4.	Accounts Receivable

The components of accounts receivable consisted of the following:

(in thousands)	As of	As of
	December 31, 2012	September 30, 2012
Accounts receivable	$32,420	$33,893
Accounts receivable – unbilled	7,645	6,325
Accounts receivable, gross	40,065	40,218
Allowance for doubtful accounts	(3,279)	(3,279)
Accounts receivable, net	$36,786	$36,939

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

As of December 31, 2012 and September 30, 2012, we had $8.2 million and $6.3 million, respectively, of accounts receivable recorded using the percentage of completion method. Of these amounts, $2.7 million was invoiced and $5.5 million was unbilled as of December 31, 2012 and $1.9 million was invoiced and $4.4 million was unbilled as of September 30, 2012.

Included in accounts receivable, net at December 31, 2012 and September 30, 2012 is $3.0 million and $2.3 million, respectively, from sales to Suncore. See Note 15 - Suncore Joint Venture for additional disclosures related to Suncore.

NOTE 5.	Inventory

The components of inventory consisted of the following:

(in thousands)	As of	As of
	December 31, 2012	September 30, 2012
Raw materials	$16,224	$14,471
Work in-process	7,348	8,853
Finished goods	13,429	11,868
Inventory	$37,001	$35,192

During the three months ended December 31, 2011, we recorded flood-related losses associated with damaged inventory of approximately $3.9 million. See Note 9- Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

NOTE 6.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

(in thousands)	As of	As of
	December 31, 2012	September 30, 2012
Land	$1,502	$1,502
Building and improvements	18,929	19,065
Equipment	14,766	15,088
Furniture and fixtures	121	206
Computer hardware and software	974	1,017
Leasehold improvements	3,377	3,598
Construction in progress	8,705	7,420
Property, plant, and equipment, net	$48,374	$47,896

During the three months ended December 31, 2011, we recorded flood-related losses associated with damaged equipment of approximately $1.8 million. In addition, equipment under capital lease totaling $1.9 million was also damaged by the Thailand flood and was written off against our outstanding capital lease obligation during the three month period ended December 31, 2011. We have entered into agreements with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. As of September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. In addition, during the three months ended December 31, 2012, we capitalized an additional $0.3 million of new manufacturing lines and recorded a corresponding amount of capital lease obligation. In December 2012 we received flood-related insurance proceeds of $4.2 million in the form of forgiveness of $2.2 million of oustanding capital lease obligations and $2.0 million of outstanding payables. See Note 9 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

As of December 31, 2012 and September 30, 2012, accumulated depreciation was approximately $74.9 million and $74.5 million, respectively. The increase in accumulated depreciation was primarily due to depreciation and amortization expense for the three months ended December 31, 2012.

NOTE 7.	Intangible Assets

The following table sets forth the carrying value of intangible assets by reporting segment:

(in thousands)	As of December 31, 2012			As of September 30, 2012
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Fiber Optics:
Core Technology	$12,727	$(11,318)	$1,409	$12,727	$(11,150)	$1,577
Customer Relations	3,511	(2,431)	1,080	3,511	(2,359)	1,152
Patents	4,697	(4,411)	286	4,697	(4,381)	316
	20,935	(18,160)	2,775	20,935	(17,890)	3,045
Photovoltaics:
Patents	1,972	(1,636)	336	1,972	(1,589)	383
Total	$22,907	$(19,796)	$3,111	$22,907	$(19,479)	$3,428

Amortization expense related to intangible assets is included in sales, general, and administrative expense on our statement of operations and comprehensive loss. Based on the carrying amount of our intangible assets as of December 31, 2012, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense
(in thousands)
Nine months ended September 30, 2013	$952
Fiscal year ended September 30, 2014	1,017
Fiscal year ended September 30, 2015	555
Fiscal year ended September 30, 2016	555
Fiscal year ended September 30, 2017	32
Thereafter	—
Total	$3,111

See Note 9 - Intangible Assets of our September 30, 2012 Form 10-K for disclosures related to recent long-lived asset impairment tests.

NOTE 8.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

(in thousands)	As of	As of
	December 31, 2012	September 30, 2012
Compensation	$5,264	$3,798
Warranty	4,172	3,692
Termination fee	2,775	2,775
Professional fees	907	938
Royalty	1,358	1,445
Customer deposits	602	2,408
Deferred revenue	5,338	6,670
Self insurance	1,459	1,155
Capital lease obligations	2,476	4,411
Income and other taxes	1,205	1,573
Loss on sale contracts	471	765
Severance and restructuring accruals	1,162	1,521
Loss on inventory purchase commitments	738	723
Other	1,915	761
Accrued expenses and other current liabilities	$29,842	$32,635

Customer deposits: We signed agreements with certain customers related to our Fiber Optics segment pursuant to which they have received an allocation of our finished goods inventory that was not damaged by the Thailand flood and have started to receive a percentage of output from our new production lines placed into service. As consideration, we received $6.8 million as partial prepayments for future product shipments, of which approximately $0.1 million is outstanding as of December 31, 2012.

Capital lease obligations: As of September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. In addition, during the three months ended December 31, 2012, we capitalized an additional $0.3 million of new manufacturing lines and recorded a corresponding amount of capital lease obligation. In December 2012 we received flood-related insurance proceeds of $4.2 million in the form of forgiveness of $2.2 million of outstanding capital lease obligations and $2.0 million of outstanding payables.

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

(in thousands)	Severance-related accruals	Restructuring-related accruals	Total
Balance as of September 30, 2012	1,105	416	1,521
Expense - charged to accrual	—	—	—
Payments and accrual adjustments	(214)	(145)	(359)
Balance as of December 31, 2012	$891	$271	$1,162

The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals (in thousands)	For the Three Months Ended December 31,
	2012	2011
Balance at beginning of period	$3,692	$4,158
Provision for product warranty - expense	629	172
Adjustments and utilization of warranty accrual	(149)	(52)
Balance at end of period	$4,172	$4,278

NOTE 9.	Impact from Thailand Flood

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

Instead of completely rebuilding all flood-damaged manufacturing lines in Thailand, management decided to realign the Company's fiber optics product portfolio and focus on business areas with strong technology differentiation and growth opportunities. Management identified certain inventory on order related to manufacturing product lines that were destroyed by the Thailand flood and will not be replaced. This expense, which totaled $0.9 million for the three months ended December 31, 2011, was recorded within cost of revenue on our statement of operations and comprehensive loss.

In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. We were not a named beneficiary of our contract manufacturer's insurance policy. As of September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. In addition, during the three months ended December 31, 2012, we capitalized an additional $0.3 million of new manufacturing lines and recorded a corresponding amount to capital lease obligation. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds. Flood-related insurance proceeds related to inventory and equipment destroyed by the Thailand flood will be recognized when they become realized. In September 2012 we received cash flood-related insurance proceeds of $4.0 million. In December 2012 we received flood-related insurance proceeds of $4.2 million in the form of forgiveness of $2.2 million of outstanding capital lease obligations and $2.0 million of outstanding payables. We expect to receive additional flood-related insurance proceeds of $6.0 million in cash proceeds from our contract manufacturer as well as liability offsets of approximately $8.8 million by March 31, 2013 to cover the direct damages to our assets that were impacted by the flood. Additionally, we also claimed damages and received proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds during the fiscal year ended September 30, 2012. No additional business interruption insurance proceeds associated with this event are anticipated.

The flooding has delayed our development and introduction of new fiber optics-related products and technologies. Delays in implementing new technologies and introducing new products may reduce our revenue and adversely affect our consolidated results of operations into the future.

NOTE 10.	Income Taxes

During the three months ended December 31, 2012, there were no material increases or decreases in unrecognized tax benefits and we do not anticipate any material increases or decreases in the amounts of unrecognized tax benefits for the remaining fiscal year 2013. As of December 31, 2012, we had approximately $215,000 of interest and penalties accrued as tax liabilities on our balance sheet.
During the three months ended December 31, 2012, we incurred $0.1 million of income tax expense primarily due to federal alternative minimum tax and state income tax. During the three months ended December 31, 2011, as part of an equity recapitalization at our Suncore joint venture we received a deemed capital distribution of $14.8 million. The deemed capital distribution was subject to a 10% foreign withholding tax. As a result, we were subject to a $1.6 million foreign tax expense and Suncore made a cash dividend for an equal amount. The foreign tax expense will be treated as a tax credit for U.S. tax purposes. See Note 15 - Suncore Joint Venture for additional disclosures related to this foreign income tax expense.

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

NOTE 11.	Commitments and Contingencies

Operating Lease Obligations: We lease certain land, facilities, and equipment under non-cancelable operating leases. Operating lease amounts above exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.6 million and $0.7 million for the three months ended December 31, 2012 and 2011, respectively.  There are no off-balance sheet arrangements other than our operating leases.

Capital Lease Obligations: Equipment under capital lease as of September 30, 2011 was damaged by the Thailand flood and was written off against our outstanding capital lease obligation. During fiscal year 2012 we entered into agreements with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. As of September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. In December 2012 we received flood-related insurance proceeds of $4.2 million in the form of forgiveness of $2.2 million of outstanding capital lease obligations and $2.0 million of outstanding payables. See Note 9 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

Asset Retirement Obligations: We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our asset retirement obligations include assumptions related to renewal option periods for those facilities where we expect to extend lease terms. In future periods, the asset retirement obligation is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment will be recorded to both the asset retirement obligation and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. The fair value of our asset retirement obligations were estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 5.78%. There were no liabilities associated with asset retirements that were settled during the quarter ended December 31, 2012. Accretion expense of $0.1 million was recorded during the three months ended December 31, 2012 and 2011.

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

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims as of December 31, 2012. In March 2012, we entered into a Master Purchase Agreement with SEI, pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of December 31, 2012 and September 30, 2012 as a result of these contingencies. See Note 1 - Description of Business in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

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

On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank (Wells Fargo). The initial credit facility provided us with a three-year revolving credit of up to $35 million that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility was initially secured by the Company's accounts receivables and inventory assets and was subject to a borrowing base formula based on the Company's eligible accounts receivable and inventory accounts.

The credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, minimum tangible net worth and EBITDA covenants and limitations on liens and certain additional indebtedness and guarantees. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement of $7.5 million prior to the amendment, and $3.5 million following the amendments discussed below, the other covenants are not required to be met. As of December 31, 2012, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $3.5 million financial covenant requirement.

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

On June 14, 2012, we entered into a Second Amendment to the credit facility, which amended among other things, the borrowing base increase under the First Amendment, which was subject to automatic reductions to (i) $8.1 million on July 1, 2012; and to (ii) $3.1 million on January 1, 2013. The Second Amendment automatically reduced the $8.1 million and $3.1 million thresholds referenced above to $5.0 million and $0, respectively, if the sale of certain assets does not occur. The Second Amendment credit facility no longer included certain assets in the potential borrowing base including certain machinery and equipment and real estate.

On December 28, 2012, we entered into a Third Amendment to the credit facility, which amended among other things, the maturity date of the facility to November 11, 2015. The Third Amendment also amends the credit facility by adjusting the borrowing availability provided by machinery and equipment, which amount is currently set at approximately $7.6 million and which will be reduced monthly by approximately $101,000 through March 31, 2013, at which time the borrowing availability will be reduced to $5.0 million and thereafter will be further reduced monthly by approximately $91,000. The reduction to $5.0 million can occur earlier than March 31, 2013 based upon the occurrence of certain events.
The Third Amendment also maintains the Company's minimum cash balance and excess liquidity requirement at $3.5 million through June 30, 2013, which was scheduled to increase to $7.5 million on December 31, 2012, below which certain financial covenants are triggered which relate to minimum tangible net worth, minimum EBITDA amounts and limitations on capital expenditures. The amounts of these financial covenants have been amended from those previously introduced in the First Amendment. At June 30, 2013 the liquidity requirement will be increased by $1.0 million, and will be further increased, quarterly, until such amount reaches $7.5 million at March 31, 2014.
As of December 31, 2012, we had a $19.9 million LIBOR rate loan outstanding, with an interest rate of 4.40%, and approximately $2.4 million reserved for eight outstanding stand-by letters of credit under the credit facility. We expect at least 70% of the total amount of credit under the credit facility to be available for use based on the revised borrowing base formula during fiscal year 2013.

NOTE 13.	Equity

Stock Sale
During August 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $50 million of our common or preferred stock, warrants or debt securities. On August 23, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date. On September 28, 2012, we entered into an Underwriting Agreement (the “Agreement”) with B. Riley & Co., LLC (the “Underwriter”) pursuant to which we agreed to sell and the Underwriter agreed to purchase 1,593,400 shares of our common stock at a price per share of $5.19. We also granted the Underwriter a 30-day option to purchase up to 239,010 additional shares of common stock at the same price per share. On October 3, 2012 we sold 1,832,410 shares of common stock for net proceeds of $9.5 million.

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

The following table summarizes stock option activity under the Equity Plans for the three months ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2012	2,032,215	$17.76
Granted	19,100	$4.73
Exercised	(724)	$4.16		$1
Forfeited	(34,147)	$7.70
Expired	(27,673)	$22.21
Outstanding as of December 31, 2012	1,988,771	$17.75	4.66
Exercisable as of December 31, 2012	1,671,674	$20.02	4.07	$31
Vested and expected to vest as of December 31, 2012	1,946,582	$18.02	4.57	$68

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price.

As of December 31, 2012, there was approximately $1.0 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 2.3 years.

Valuation Assumptions

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the Three Months Ended December 31,
	2012	2011
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%
Expected stock price volatility rate	97.1%	106.1%
Risk-free interest rate	0.9%	0.9%
Expected term (in years)	6.0	5.0

Weighted average grant date fair value per share of stock options granted:	$3.65	$3.08

Restricted Stock

Restricted stock awards (RSAs) and restricted stock units (RSUs) granted under the 2010 Equity Plan and 2012 Equity Plan typically vest over 3 years and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. RSAs are considered issued and outstanding shares on the grant date and have the same dividend and voting rights as other common stock. RSUs are not considered issued or outstanding common stock until they vest.

The following table summarizes the activity related to RSAs and RSUs:

Restricted Stock Activity	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2012	216,703	$5.83	700,043	$4.44
Granted	—	—	11,200	$4.35
Vested	—	—	(161,985)	$3.85
Forfeited	(2,368)	$5.68	(11,937)	$4.28
Non-vested as of December 31, 2012	214,335	$5.83	537,321	$4.62

Restricted stock awards: As of December 31, 2012, there was approximately $0.5 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 1.0 years.

Restricted stock units: As of December 31, 2012, there was approximately $1.7 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 1.9 years. The 0.5 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $2.3 million and a weighted average remaining contractual term of 1.3 years. Of the 0.5 million outstanding non-vested RSUs, approximately 0.5 million RSUs are expected to vest and have an aggregate intrinsic value of approximately $2.0 million and a weighted average remaining contractual term of 1.3 years.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type (in thousands)	For the Three Months Ended December 31,
	2012	2011
Employee stock options	$258	$1,047
Restricted stock awards and units	406	575
Employee stock purchase plan	131	224
401(k) match in common stock	256	230
Outside director fees in common stock	31	104
Total stock-based compensation expense	$1,082	$2,180

Stock-based Compensation Expense - by expense type (in thousands)	For the Three Months Ended December 31,
	2012	2011
Cost of revenue	$315	$476
Selling, general, and administrative	382	1,013
Research and development	385	691
Total stock-based compensation expense	$1,082	$2,180

Income (Loss) Per Share. The following table sets forth the computation of basic and diluted net income (loss) per share:

	For the Three Months Ended December 31,
	2012	2011
	(in thousands, except per share data)
Numerator - Net income (loss)	$2,826	$(14,229)
Less: Undistributed earnings allocated to participating securities	(23)	—
Undistributed earnings allocated to common shareholders for basic net income (loss) per share	$2,803	$(14,229)
Undistributed earnings allocated to common shareholders for diluted net income (loss) per share	$2,803	$(14,229)
Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	25,977	23,476
Dilutive options outstanding, unvested stock units and ESPP	259	—
Denominator for diluted net income (loss) per share - adjusted weighted average shares outstanding	26,236	23,476
Basic net income (loss) per share	$0.11	$(0.61)
Diluted net income (loss) per share	$0.11	$(0.61)
Weighted average antidilutive options, unvested restricted stock units and warrants excluded from the computation	2,913	3,490
Average market price of common stock	$4.68	$3.89

The antidilutive stock options and unvested stock were excluded from the computation of diluted net income (loss) per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.

Future Issuances

As of December 31, 2012, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	1,988,771
Purchases under the employee stock purchase plan	780,067
Issuance of stock-based awards under the Equity Plans	1,047,984
Exercise of outstanding warrants	750,011
Purchases under the officer and director share purchase plan	94,811
Total reserved	4,661,644

NOTE 14.	Segment Data and Related Information

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

Segment Revenue (in thousands)	For the Three Months Ended December 31,
	2012	2011
Fiber Optics revenue	$29,678	$18,303
Photovoltaics revenue	19,628	19,148
Total revenue	$49,306	$37,451

Revenue by Geographic Region (in thousands)	For the Three Months Ended December 31,
	2012	2011
United States	$34,667	$22,568
Asia	8,900	4,861
Europe	5,213	4,301
Other	526	5,721
Total revenue	$49,306	$37,451

Revenue by geographic location is determined based on the location of our customer.

Impact from Thailand Flood: In October 2011, we announced that flood waters had severely impacted the inventory and production operations of our primary contract manufacturer in Thailand. The impacted areas included certain product lines for the Telecom and Cable Television (CATV) market segments. This had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products. Our Photovoltaics segment was not affected by the Thailand floods. See Note 9 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

Sale of Fiber Optics-related Assets: On May 7, 2012, we sold certain assets and transfered certain inventory purchase obligations associated with our Fiber Optics segment to SEI. See Note 1 - Description of Business for additional disclosures related to this asset sale.

Significant Customers: Revenue from one customer of the Fiber segment represented 11% of our revenue for the three months ended December 31, 2012 and revenue from one customer of the Photovoltaics segment represented 15% of our consolidated revenue for the three months ended December 31, 2011.

Operating Income (Loss): The following table sets forth operating income (loss) attributable to each of our reporting segments.

Operating Income (Loss) (in thousands)	For the Three Months Ended December 31,
	2012	2011
Fiber Optics operating loss	$(395)	$(11,193)
Photovoltaics operating income (loss)	3,241	(497)
Total operating income (loss)	$2,846	$(11,690)

Non-Cash Expenses: The following tables sets forth our significant non-cash expenses attributable to each of our reporting segments.

Depreciation, Amortization, and Accretion Expense (in thousands)	For the Three Months Ended December 31,
	2012	2011
Fiber Optics segment	$1,282	$1,656
Photovoltaics segment	736	1,119
Total depreciation, amortization, and accretion expense	$2,018	$2,775

Stock-based Compensation Expense (in thousands)	For the Three Months Ended December 31,
	2012	2011
Fiber Optics segment	$726	$1,396
Photovoltaics segment	356	784
Total stock-based compensation expense	$1,082	$2,180

Long-lived Assets: Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of our reporting segments and our unallocated Corporate division.

(in thousands)	As of
	December 31, 2012	September 30, 2012
Fiber Optics segment	$24,546	$24,209
Photovoltaics segment	38,470	40,252
Unallocated Corporate division	8,853	7,247
Long-lived assets	$71,869	$71,708

As of December 31, 2012 and September 30, 2012, approximately 87% and 86%, respectively, of our long-lived assets were located in the United States.

NOTE 15.	Suncore Joint Venture

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

Initially, the total registered capital of Suncore was $30.0 million, of which San'an contributed $18.0 million in cash and EMCORE contributed $12.0 million in cash. In addition, we entered into a Cooperation Agreement with an affiliate of San'an whereby we received $8.5 million in consulting fees in exchange for the technology license and related support and strategic consulting services to Suncore, which was recorded as a reduction to our investment in Suncore resulting in a basis difference. We amortize this basis difference in our equity investment over an estimated five-year technology useful life using the straight-line amortization method.

During the three months ended December 31, 2011, Suncore increased its registered capital by recording a deemed capital distribution of $37.0 million which was distributed and reinvested in proportion to each entity's registered capital, of which San'an was allocated $22.2 million and EMCORE was allocated $14.8 million. During this same period, Suncore also recorded a cash dividend of approximately $4.1 million in proportion to each entity's registered capital of which San'an received $2.5 million and EMCORE received $1.6 million. We recorded the cash dividend as a reduction in our investment in Suncore. We incurred foreign income tax of approximately $1.6 million associated with these capital distributions which is presented under the caption "income tax expense" on our statement of operations and comprehensive loss. EMCORE's cash dividend was equal to the foreign income tax expense incurred on the capital distributions.

In August 2011, we signed a solar rooftop CPV development agreement with Suncore pursuant to which we agreed to collaborate on the development and application of the current 500X and next-generation 1000X rooftop CPV systems. In summary, Suncore agreed to purchase joint ownership rights to rooftop CPV intellectual property and reimburse us 50% of all research and development costs incurred related to rooftop CPV solutions in exchange for joint ownership rights to the newly developed intellectual property. In addition, Suncore agreed to pay us a development fee of 20% on research and development costs billed to Suncore with a maximum development fee payout of approximately $0.2 million. During the three months ended December 31, 2011, we billed Suncore approximately $0.3 million for research and development costs and recognized $0.1 million in development fees. With the agreement in August 2012 to consolidate the Company's terrestrial CPV system engineering and development efforts, for both ground mount and rooftop terrestrial CPV products, into Suncore, the collaboration on research and development costs agreement was terminated between the Company and Suncore.

In November 2011, we agreed to grant Suncore an exclusive license to use certain intellectual property and know-how, both existing and to-be-developed, related to the fabrication process and testing of terrestrial CPV solar cells on terrestrial CPV solar systems solely within the PRC, Hong Kong, Macau, and Taiwan (the licensed territory) and be able to use, market, and sell the terrestrial CPV solar cells worldwide, excluding only the United States. This licensing agreement valued at $2.5 million does not include intellectual property associated with the development of space qualified or radiation hardened solar cells. Suncore has not fulfilled all the requirements necessary to initiate payment for this license; as a result, we did not record any receivables from Suncore associated with this license agreement as of December 31, 2012.

Pursuant to the joint venture agreement, San'an and EMCORE share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore. We continue to hold a 40% registered ownership in Suncore. As of December 31, 2012, our cumulative proportionate loss in Suncore has exceeded our net investment in Suncore by approximately $4.5 million. Pursuant to ASC 323-10, Investments—Equity Method and Joint Ventures – Overall, we stopped recording our proportionate share of Suncore's loss after our investment declined to a zero value since we have no obligation or intent to fund the deficit balance. We will resume applying the equity method only after our share of net income in Suncore equals the share of net losses not recognized during the period we suspended using the equity method.

On August 5, 2012, we entered into a definitive agreement which consolidated the Company's terrestrial CPV system engineering and development efforts, for both ground mount and rooftop terrestrial CPV products, into Suncore. EMCORE employees who were engaged in terrestrial CPV product and business development, as well as key engineering, sales, and marketing personnel, were transferred to Suncore upon the closing of the agreement on September 21, 2012. Suncore will fund all ongoing R&D, marketing, sales, and business development functions related to terrestrial CPV systems. EMCORE will continue to own all of its intellectual property related to solar cell technology and maintain investment activities to advance CPV solar cell performance to serve a broader customer base within the CPV industry. We sold these assets for $2.8 million. Included in prepaid expenses and other current assets at September 30, 2012 is the $2.8 million sale price, which the amount was collected during the three months ended December 31, 2012.

During the three months ended December 31, 2012 and 2011, we recorded revenue from Suncore of $2.6 million and $0.2 million, respectively.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included in Financial Statements under Item 1 of this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Risk Factors under Part II, Item 1A. These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

Business Overview

EMCORE Corporation and its subsidiaries (the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the broadband, fiber optics, satellite, and solar power markets. We were established in 1984 as a New Jersey corporation and we have two reporting segments: Fiber Optics and Photovoltaics. EMCORE's Fiber Optics business segment provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV) and Fiber-To-The-Premise (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications. Our solar Photovoltaics business segment provides products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells (CICs) and complete satellite solar panels, and terrestrial applications, including high-efficiency GaAs solar cells for concentrating photovoltaic (CPV) power systems.

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

See Note 15 - Suncore Joint Venture in the notes to the condensed consolidated financial statements for disclosures related to the definitive agreement which consolidated the Company's terrestrial CPV system engineering and development efforts into the Company's joint venture.

Impact from Thailand Flood

In October 2011, flood waters severely impacted the inventory and production operations of our primary contract manufacturer in Thailand. The impacted areas included certain product lines for the Telecom and Cable Television (CATV) market segments. This had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products. Our Photovoltaics segment was not affected by the Thailand floods.

Since that announcement, we have developed and implemented a plan to rebuild the impacted production lines at other locations, including an alternate facility of our contract manufacturer in Thailand, as well as our own manufacturing facilities in the United States and China. Our production line for ITLAs (Integrable Tunable Laser Assemblies) for 40 and 100 Gb/s (Gigabit per second) coherent telecom applications has been up and running since April 2012 at our contract manufacturer in Thailand. Production line qualification has been completed and most customers have successfully completed full-line audits and started taking shipments in April. As of September 2012, our ITLA line was operating at pre-flood capacity production levels. The CATV laser module and transmitter production lines at our manufacturing facility in China reached pre-flood capacity production levels as of September 2012. See Note 9 - Impact from Thailand Flood in the notes to the condensed consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. This transaction was recorded as a sale of assets since it did not meet the criteria to be considered a component of our business. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale, and we have recorded this amount as a deferred gain on our balance sheet as of December 31, 2012 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Payment of escrow amounts occurs over a two-year period and is subject to claim adjustments. In total, we have deferred approximately $4.9 million of the total paid by SEI as a gain on sale until the indemnification obligation of $3.4 million and purchase price adjustment contingencies are resolved. See Note 1 - Description of Business in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue.

	For the Three Months Ended December 31,
	2012	2011
Revenue	100.0%	100.0%
Cost of revenue	77.8	90.7
Gross profit	22.2	9.3
Operating expense (income):
Selling, general, and administrative	14.0	20.0
Research and development	10.9	18.6
Flood-related loss	—	15.2
Flood-related insurance proceeds	(8.5)	(13.3)
Total operating expense	16.4	40.5
Operating income (loss)	5.8	(31.2)
Other income (expense):
Interest expense, net	(0.5)	(0.3)
Foreign exchange gain	0.2	0.2
Loss from equity method investment	(0.1)	(2.6)
Change in fair value of financial instruments	0.5	0.3
Other expense	—	—
Total other income (expense)	0.1	(2.4)
Income (loss) before income tax expense	5.9	(33.6)
Income tax expense	(0.2)	(4.4)
Net income (loss)	5.7%	(38.0)%

Comparison of financial results:

Revenue:

(in thousands, except percentages)	For the Three Months Ended December 31,
	2012	2011	$ Change	% Change
Fiber Optics revenue	$29,678	$18,303	$11,375	62.1%
Photovoltaics revenue	19,628	19,148	480	2.5%
Total revenue	$49,306	$37,451	$11,855	31.7%

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

For the three months ended December 31, 2012, revenue from broadband products increased 79% from the prior year which was primarily driven by increased unit shipments of our CATV-related products primarily due to the impact of the Thailand flood in 2011. Sales of our CATV products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represents the largest percentage of our total fiber optics-related revenue.

For the three months ended December 31, 2012, revenue from digital products increased 38% from the prior year which was also primarily due to the impact of the Thailand flood on the telecom product lines. Our telecom optical-related product line, which includes tunable XFP, and integrated tunable laser assemblies (ITLAs), represents the second largest percentage of our total fiber optics-related revenue. Our enterprise digital product lines were sold to SEI in May 2012.

Our Fiber Optics segment accounted for 60% and 49% of our consolidated revenue for the three months ended December 31, 2012 and 2011, respectively.

Photovoltaics Revenue:

Our Photovoltaics reporting segment provides products for both space and terrestrial solar power applications. For space solar power applications, we offer high-efficiency multi-junction solar cells, covered interconnect cells (CICs), and complete satellite solar panels. For terrestrial powers applications, we offer high-efficiency GaAs solar cells for concentrating photovoltaic (CPV) power systems.

For the three months ended December 31, 2012, revenue from photovoltaics increased approximately 3% from the prior year primarily due to higher revenues from our terrestrial products. Sales of our satellite solar cells and CICs products represents the largest percentage of our total photovoltaics-related revenue. Historically, our Photovoltaics revenue has fluctuated significantly due to the timing of program completions and product shipments of major orders. Revenue from our terrestrial-related products was not significant as a percentage of total photovoltaics-related revenue.

Our Photovoltaics segment accounted for 40% and 51% of our consolidated revenue for the three months ended December 31, 2012 and 2011, respectively.

Gross Profit:

(in thousands, except percentages)	For the Three Months Ended December 31,
	2012	2011	$ Change	% Change
Fiber Optics gross profit (loss)	$4,965	$(875)	$5,840	667.4%
Photovoltaics gross profit	5,983	4,343	1,640	37.8%
Total gross profit (loss)	$10,948	$3,468	$7,480	215.7%

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

Consolidated gross margins were 22.2% and 9.3% for the three months ended December 31, 2012 and 2011, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.3 million and $0.5 million during the three months ended December 31, 2012 and 2011, respectively.

Fiber Optics Gross Profit:

Fiber Optics gross margin was 16.7% and (4.8)% for the three months ended December 31, 2012 and 2011, respectively.

Inventory excess and obsolescence expense totaled approximately $0.2 million and $4.0 million during the three months ended December 31, 2012 and 2011, respectively.

For the three months ended December 31, 2012, gross margins increased from both our broadband and digital product lines when compared to the prior year. During the prior year period, lower revenues due to the impact from the Thailand flood resulted in higher manufacturing overhead as a percentage of revenue. Manufacturing of certain fiber optics-related components was moved to Company-owned facilities which involved higher labor and other related costs.

Photovoltaics Gross Profit:

Photovoltaics gross margin was 30.5% and 22.7% for the three months ended December 31, 2012 and 2011, respectively. The increase in gross margin is primarily due to higher revenues and the elimination of lower margin terrestrial system product lines that were sold to Suncore in September 2012.

Selling, General and Administrative (SG&A):

(in thousands, except percentages)	For the Three Months Ended December 31,
	2012	2011	$ Change	% Change
SG&A expense	$6,904	$7,480	$(576)	(7.7)%

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.4 million and $1.0 million during the three months ended December 31, 2012 and 2011, respectively.

The decrease in SG&A expense for the three months ended December 31, 2012 when compared to the prior year was attributable to cost reduction measures implemented which include a reduction of discretionary spending on staffing and infrastructure and due to the sale of our vertical cavity surface emitting lasers (VCSEL)-based and enterprise-related product lines in May 2012 and the sale of the terrestrial system product lines in September 2012.

As a percentage of revenue, SG&A expenses were 14.0% and 20.0% for the three months ended December 31, 2012 and 2011, respectively.

Research and Development (R&D):

(in thousands, except percentages)	For the Three Months Ended December 31,
	2012	2011	$ Change	% Change
R&D expense	$5,390	$6,980	$(1,590)	(22.8)%

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

Stock-based compensation expense within R&D totaled $0.4 million and $0.7 million during the three months ended December 31, 2012 and 2011, respectively.

The decrease in R&D expense for the three months ended December 31, 2012 when compared to the prior year was due to the sale of our vertical cavity surface emitting lasers (VCSEL)-based and enterprise-related product lines in May 2012 and the sale of the terrestrial system product lines in September 2012. In August 2011, we signed a solar rooftop CPV development agreement with our Suncore joint venture pursuant to which we collaborated on the development and application of the current 500X and next-generation 1000X rooftop CPV systems. With the sale of the product lines to Suncore in September 2012, we will no longer be collaborating on these efforts.

As a percentage of revenue, R&D expenses were 10.9% and 18.6% for the three months ended December 31, 2012 and 2011, respectively.

Other Operating Expense (Income):

(in thousands, except percentages)	For the Three Months Ended December 31,
	2012	2011	$ Change	% Change
Flood-related loss	$—	$5,698	$(5,698)	(100)%
Flood-related insurance proceeds	$(4,192)	$(5,000)	$808	(16.2)%

Flood-related Loss:
During the three months ended December 31, 2011, we recorded estimated flood-related losses associated with damaged inventory and equipment of approximately $3.9 million and $1.8 million, respectively. See Note 9 - Impact from Thailand Flood in the notes to the condensed consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Flood-related Insurance Proceeds:
During the three months ended December 31, 2012, we received flood-related insurance proceeds of $4.2 million from our contract manufacturer. We expect to receive additional flood-related insurance proceeds in the form of $6 million in cash proceeds as well as liability offsets of approximately $8.8 million by March 31, 2013 to cover the direct damages to our assets that were impacted by the flood. Flood-related insurance proceeds related to inventory and equipment destroyed by the Thailand flood are recognized when they become realized. We were not a named beneficiary of our contract manufacturer's insurance policy. We claimed damages and received cash proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds during the three months ended December 31, 2011. No additional business interruption insurance proceeds associated with this event are anticipated.

Operating Income (Loss):

(in thousands, except percentages)	For the Three Months Ended December 31,
	2012	2011	$ Change	% Change
Fiber Optics operating loss	$(395)	$(11,193)	$10,798	96.5%
Photovoltaics operating income (loss)	3,241	(497)	3,738	752.1%
Total operating income (loss)	$2,846	$(11,690)	$14,536	124.3%

Income (loss) from operations represents revenue less the cost of revenue and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared service departments. Income (loss) from operations is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating income (loss) was 5.8% and (31.2)% for the three months ended December 31, 2012 and 2011, respectively.

Other Income (Expense):

(in thousands, except percentages)	For the Three Months Ended December 31,
	2012	2011	$ Change	% Change
Interest expense, net	$(238)	$(129)	$(109)	(84.5)%
Foreign exchange gain	101	89	12	13.5%
Loss from equity method investment	—	(960)	960	100.0%
Change in fair value of financial instruments	237	105	132	125.7%
Total other income (expense)	$100	$(895)	$995	111.2%

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

Loss from Equity Method Investment
We entered into a joint venture agreement in fiscal 2010 with San'an Optoelectronics Co., Ltd. (San'an) for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from us. The joint venture, Suncore Photovoltaic Technology Co., Ltd. (Suncore) was established in January 2011. We have accounted for our investment in Suncore using the equity method of accounting. Pursuant to the joint venture agreement, San'an and EMCORE share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore. We continue to hold a 40% registered ownership in Suncore. As of December 31, 2012, our cumulative proportionate loss in Suncore has exceeded our net investment in Suncore by approximately $4.5 million. Pursuant to ASC 323-10, Investments—Equity Method and Joint Ventures – Overall, we stopped recording our proportionate share of Suncore's loss after our investment declined to a zero value since we have no obligation or intent to fund the deficit balance. We will resume applying the equity method only after our share of net income in Suncore equals the share of net losses not recognized during the period we suspended using the equity method. See Note 15 - Suncore Joint Venture in the notes to the condensed consolidated financial statements for additional information related to our Suncore joint venture.

Change in Fair Value of Financial Instruments
As of December 31, 2012 and September 30, 2012, warrants representing 750,011 shares of our common stock were outstanding.

All of our warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive loss when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to affect a mandatory exercise of each warrant. The valuation model requires the input of highly subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of our warrants has been primarily due to the change in the closing price of our common stock. See Note 3 - Fair Value Accounting in the notes to the condensed consolidated financial statements for additional information related to our valuation of our outstanding warrants.

Income Tax Expense
During the three months ended December 31, 2012, we recorded income tax expense of $0.1 million, primarily due to federal alternative minimum income tax and state income taxes.

During the three months ended December 31, 2011, Suncore increased its registered capital by recording a deemed capital distribution of $37.0 million which was distributed and reinvested in proportion to each entity's registered capital, of which San'an was allocated $22.2 million and EMCORE was allocated $14.8 million. During this same period, Suncore also recorded a cash dividend of approximately $4.1 million in proportion to each entity's registered capital of which San'an received $2.5 million and EMCORE received $1.6 million. We recorded the cash dividend as a reduction in our investment in Suncore. We incurred foreign income tax of approximately $1.6 million associated with these capital distributions which is presented in income tax expense on our statement of operations and comprehensive loss. EMCORE's cash dividend was equal to the foreign income tax expense incurred on these capital distributions. See Note 15 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

Net Income (Loss):

(in thousands, except percentages)	For the Three Months Ended December 31,
	2012	2011	$ Change	% Change
Net income (loss)	$2,826	$(14,229)	$17,055	119.9%

Net income (loss) per basic and diluted share was $0.11 and (0.61) for the three months ended December 31, 2012 and 2011, respectively.

Order Backlog:

As of December 31, 2012, order backlog for our Photovoltaics segment totaled $35.3 million, a decrease of 18% from $43.3 million reported as of September 30, 2012. The backlog as of December 31, 2012 and September 30, 2012 included $3.4 million and $1.9 million, respectively, of terrestrial solar cell orders and deferred revenue from our Suncore joint venture. Order backlog is defined as purchase orders or supply agreements accepted by us and deferred revenue with expected product delivery and/or services to be performed within the next twelve months. From time to time, our customers may request that we delay shipment of certain orders and our order backlog could also be adversely affected if our customers unexpectedly cancel purchase orders that we have previously accepted.

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

Cash Flow:

Net Cash Used In Operating Activities

Operating Activities (in thousands, except percentages)	For the Three Months Ended December 31,
	2012	2011	$ Change	% Change
Net cash provided by (used in) operating activities	$(4,519)	$20,847	$(25,366)	(121.7)%

Fiscal 2013:
Our operating activities consumed cash of $4.5 million for the three months ended December 31, 2012 primarily due to the changes in our current assets and liabilities (or working capital components) of $6.6 million and non-cash insurance proceeds of $4.2 million, partially offset by our net income of $2.8 million, depreciation, amortization and accretion expense of $2.0 million, stock-based compensation expense of $1.1 million and inventory loss provision of $0.6 million. The change in our current assets and liabilities was primarily the result of a decrease in accounts payable of $6.6 million, a decrease in accrued expenses and other current liabilities of $1.3 million, and an increase in inventory of $2.1 million, partially offset by a decrease in other assets of $3.2 million and accounts receivable of $0.2 million. The decrease in accounts payable is primarily a result of paying down balances that had increased in prior quarters with the proceeds received in the current period from the issuance of common stock and the collection of other current assets.

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

Net Cash Used In Investing Activities

Investing Activities (in thousands, except percentages)	For the Three Months Ended December 31,
	2012	2011	$ Change	% Change
Net cash used in investing activities	$(2,775)	$(2,885)	$110	3.8%

Fiscal 2013:
For the three months ended December 31, 2012, our investing activities consumed $2.8 million of cash primarily due to capital related expenditures of $2.0 million, and the funding of restricted cash of $0.9 million.

Fiscal 2012:
Our investing activities consumed $2.9 million of net cash for the three months ended December 31, 2011 primarily due to $2.3 million related to capital expenditures and $1.1 million related to deposits on customer orders partially offset by a net distribution of capital related to our Suncore joint venture of $1.6 million.

Net Cash Provided By Financing Activities

Financing Activities (in thousands, except percentages)	For the Three Months Ended December 31,
	2012	2011	$ Change	% Change
Net cash provided by financing activities	$10,096	$(11,522)	$21,618	(187.6)%

Fiscal 2013:
For the three months ended December 31, 2012 our financing activities provided $10.1 million of net cash primarily from proceeds of $9.5 million from the sale of common stock and $0.6 million of proceeds related to borrowings from our bank credit facility. See Note 1 - Description of Business in the notes to the consolidated financial statements for information related to borrowings from our bank credit facility.

Fiscal 2012:
For the three months ended December 31, 2011, our financing activities consumed $11.5 million of net cash primarily due to payments on borrowings related to our bank credit facility.

Contractual Obligations and Commitments

Our contractual obligations and commitments over the next five years are summarized in the table below:

(in thousands)		As of December 31, 2012
	Total	2013	2014 to 2015	2016 to 2017	2018 and later
Purchase obligations	$21,897	$21,653	$157	$87	$—
Credit facility	19,928	19,928	—	—	—
Asset retirement obligations	5,058	—	409	33	4,616
Operating lease obligations	4,347	877	792	426	2,252
Capital lease obligations	2,476	2,476		—	—
Total contractual obligations and commitments	$53,706	$44,934	$1,358	$546	$6,868

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

Credit Facility
As of December 31, 2012, we had a $19.9 million LIBOR rate loan outstanding, with an interest rate of 4.4%, and approximately $2.4 million reserved under eight outstanding standby letters of credit under the credit facility.

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

On December 28, 2012, we entered into a Third Amendment to the credit facility, which amended among other things, the maturity date of the facility to November 11, 2015. The Third Amendment also amends the credit facility by adjusting the borrowing availability provided by machinery and equipment, which amount is currently set at approximately $7.6 million and which will be reduced monthly by approximately $101,000 through March 31, 2013, at which time the borrowing availability will be reduced to $5.0 million and thereafter will be further reduced monthly by approximately $91,000. The reduction to $5.0 million can occur earlier than March 31, 2013 based upon the occurrence of certain events.

The Third Amendment also maintains the Company's minimum cash balance and excess liquidity requirement at $3.5 million through June 30, 2013, which was scheduled to increase to $7.5 million on December 31, 2012, below which certain financial covenants are triggered which relate to minimum tangible net worth, minimum EBITDA amounts and limitations on capital expenditures. The amounts of these financial covenants have been amended from those previously introduced in the First Amendment. At June 30, 2013 the liquidity requirement will be increased by $1.0 million, and will be further increased, quarterly, until such amount reaches $7.5 million at March 31, 2014.

As of December 31, 2012, we had a $19.9 million LIBOR rate loan outstanding, with an interest rate of 4.4%, and approximately $2.4 million reserved for eight outstanding stand-by letters of credit under the credit facility. We now expect at least 70% of the total amount of credit under the credit facility to be available for use based on the revised borrowing base formula during fiscal year 2013. See Note 12 - Credit Facilities for additional information related to our bank credit facility.

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

Operating and Capital Leases
Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties. There are no off-balance sheet arrangements other than our operating leases. Our capital lease obligation listed above includes $2.5 million of liability on our balance sheet as of December 31, 2012 as well as $1.1 million in commitments for additional equipment to be acquired under capital lease as of December 31, 2012. See Note 11 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information related to our operating and capital lease obligations. See Note 9 - Impact from Thailand Flood for a discussion associated with the impact of the floods in Thailand on our equipment which includes those under capital lease.

Suncore Joint Venture
The total registered capital of Suncore is $30 million, of which San'an has contributed $18 million in cash and EMCORE has contributed $12 million in cash. We are not required to contribute additional funds in excess of our initial $12 million investment, and at this time, we do not anticipate contributing any additional funds to Suncore. The joint venture agreement provides for any working capital needs to be provided by San'an. See Note 15 - Suncore Joint Venture in the notes to the condensed consolidated financial statements for additional information related to this joint venture.

Segment Data and Related Information
See Note 14 - Segment Data and Related Information in the notes to the condensed consolidated financial statements for disclosures related to business segment revenue, geographic revenue, significant customers, and operating income (loss) by business segment.

Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements in the notes to the condensed consolidated financial statements for disclosures related to recent accounting pronouncements.

Restructuring Accruals
See Note 8 - Accrued Expenses and Other Current Liabilities in the notes to the condensed consolidated financial statements for disclosures related to our severance and restructuring-related accrual accounts.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We do not believe the Company's exposure related to market risk has changed materially since September 30, 2012.

ITEM 4.	Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, our Chief Financial Officer and our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of December 31, 2012. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and our principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.     Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.

ITEM 1.     Legal Proceedings

See Note 11 - Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our legal proceedings.

ITEM 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012 , which could materially affect our business, financial condition or future results. We do not believe the Company's risks have changed materially since we filed our Form 10-K on December 13, 2012. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.     Defaults Upon Senior Securities

Not Applicable.

ITEM 4.     Mine Safety Disclosures

Not Applicable.

ITEM 5.     Other Information

Not Applicable.

ITEM 6. Exhibits

3.1	Restated Certificate of Incorporation, dated February 15, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 16, 2012).
3.2	Certificate of Amendment of Restated Incorporation, dated February 15, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 16, 2012).
3.3	Amended by-Laws, as amended through August 6, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 7, 2012).
10.1
Third Amendment to Credit and Security Agreement, dated December 28, 2012, between Wells Fargo Bank National Association and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 4, 2013).

10.2†	Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 14, 2012).
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.**‡
101.SCH	XBRL Taxonomy Extension Schema Document.**‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **‡
__________
** Filed herewith
† Management contract or compensatory plan
‡ Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	February 5, 2013	By:	/s/ Hong Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	February 5, 2013	By:	/s/ Mark Weinswig
Mark Weinswig
Chief Financial Officer (Principal Financial and Accounting Officer)