Form 10-K/A
period 2012-09-30
EMCORE CORP
filed 2013-02-26
CIK 808326

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, that was filed with the Securities and Exchange Commission (“SEC”) on December 13, 2012 (the “Original Filing”). We are filing this Amendment solely for the purpose of amending and restating Exhibit 23.1 of the Original Filing to remove the reference to registration No. 333‑175776 on Form S-1 of EMCORE Corporation and to correct a typographical error contained in such exhibit changing the date from “December 10, 2012” to “December 13, 2012.”

Except as described above, no other changes are made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Throughout this report, references to “EMCORE”, the “Company”, “we”, “our”, or “us” refer to EMCORE Corporation and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	February 26, 2013	By:	/s/ Hong Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	February 26, 2013	By:	/s/ Mark Weinswig
Mark Weinswig
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on February 26, 2013.

Signature	Title

/s/ Hong Q. Hou, Ph.D.	Chief Executive Officer and Director
Hong Q. Hou, Ph.D.	(Principal Executive Officer)

/s/ Mark B. Weinswig	Chief Financial Officer
Mark B. Weinswig	(Principal Financial and Accounting Officer)

/s/ *	Chairman Emeritus
Thomas J. Russell, Ph.D.

/s/ *	Chairman of the Board
Reuben F. Richards, Jr.

/s/ *	Director
Robert L. Bogomolny

/s/ *	Director
John Gillen

/s/ *	Lead Independent Director
Sherman McCorkle

/s/ *	Director
Charles T. Scott

/s/ *	Director
James A. Tegnelia, Ph.D.

* /s/ Hong Q. Hou, Ph.D.
Hong Q. Hou, Ph.D.
Attorney-in-Fact

EXHIBIT INDEX

23.1*	Consent of KPMG LLP.
31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
__________
* Filed herewith

5