Form 10-Q
period 2013-03-31
EMCORE CORP
filed 2013-05-10
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of May 3, 2013, the number of shares outstanding of our no par value common stock totaled 26,713,466.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are largely based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates”, “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, "should", “targets”, “will”, "would", and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as updated by our subsequent periodic reports. These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

Forward-looking statements are based on certain assumptions and analyses made in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate under the circumstances. While these statements represent our judgement on what the future may hold, and we believe these judgements are reasonable, these statements are not guarantees of any events or financial results. All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report. Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended March 31, 2013

PART I.	Financial Information

ITEM 1.	Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Six Months Ended March 31, 2013 and 2012
(in thousands, except net income (loss) per share)
(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Revenue	$42,277	$37,780	$91,583	$75,231
Cost of revenue	34,444	32,404	72,802	66,387
Gross profit	7,833	5,376	18,781	8,844
Operating expense (income):
Selling, general, and administrative	6,771	8,365	13,675	15,845
Research and development	4,112	5,781	9,502	12,761
Flood-related loss	—	114	—	5,812
Flood-related insurance proceeds	(14,808)	—	(19,000)	(5,000)
Gain on sale of assets	(413)	—	(413)	—
Total operating (income) expense	(4,338)	14,260	3,764	29,418
Operating income (loss)	12,171	(8,884)	15,017	(20,574)
Other income (expense):
Interest expense, net	(186)	(121)	(424)	(250)
Foreign exchange (loss) gain	(21)	167	80	256
Loss from equity method investment	—	(241)	—	(1,201)
Change in fair value of financial instruments	(267)	(256)	(30)	(151)
Total other expense	(474)	(451)	(374)	(1,346)
Income (loss) before income tax expense	11,697	(9,335)	14,643	(21,920)
Income tax expense	—	—	(120)	(1,644)
Net income (loss)	$11,697	$(9,335)	$14,523	$(23,564)
Foreign exchange translation adjustment	(76)	24	(7)	425
Comprehensive income (loss)	$11,621	$(9,311)	$14,516	$(23,139)
Per share data:
Net income (loss) per basic share	$0.44	$(0.40)	$0.55	$(1.00)
Net income (loss) per diluted share	$0.44	$(0.40)	$0.54	$(1.00)
Weighted-average number of basic shares outstanding	26,310	23,529	26,142	23,577
Weighted-average number of diluted shares outstanding	26,642	23,529	26,432	23,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of March 31, 2013 and September 30, 2012
(in thousands, except per share data)
(unaudited)

	As of	As of
	March 31, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,922	$9,047
Restricted cash	330	82
Accounts receivable, net of allowance of $3,281 at March 31, 2013 and $3,279 at September 30, 2012	39,537	36,939
Inventory	35,604	35,192
Prepaid expenses and other current assets	19,350	14,146
Total current assets	100,743	95,406
Property, plant, and equipment, net	50,461	47,896
Goodwill	20,384	20,384
Other intangible assets, net	2,793	3,428
Other non-current assets, net of allowance of $3,413 at March 31, 2013 and $3,419 at September 30, 2012	3,206	2,752
Total assets	$177,587	$169,866
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$20,779	$19,316
Accounts payable	24,507	38,814
Warrant liability	700	670
Accrued expenses and other current liabilities	26,105	32,635
Total current liabilities	72,091	91,435
Asset retirement obligations	5,075	5,004
Deferred gain associated with sale of assets	3,400	3,400
Other long-term liabilities	937	1,004
Total liabilities	81,503	100,843
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 26,733 shares issued and 26,693 shares outstanding as of March 31, 2013; 24,412 shares issued and 24,372 shares outstanding as of September 30, 2012	734,890	722,345
Treasury stock, at cost; 40 shares	(2,071)	(2,071)
Accumulated other comprehensive income	1,369	1,376
Accumulated deficit	(638,104)	(652,627)
Total shareholders’ equity	96,084	69,023
Total liabilities and shareholders’ equity	$177,587	$169,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2013 and 2012
(in thousands)
(unaudited)

	For the Six Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$14,523	$(23,564)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, amortization, and accretion expense	4,062	5,152
Stock-based compensation expense	2,133	4,722
Provision adjustments related to doubtful accounts	15	(87)
Provision adjustments related to product warranty	2,401	86
Provision for losses on inventory purchase commitments	—	1,343
Loss from equity method investment	—	1,201
Change in fair value of financial instruments	30	151
Net loss on disposal of equipment	—	(3)
Flood-related loss	—	5,812
Non-cash insurance proceeds	(19,000)	—
Total non-cash adjustments	(10,359)	18,377
Changes in operating assets and liabilities:
Accounts receivable	(2,628)	7,109
Inventory	(600)	(7,829)
Other assets	2,448	115
Accounts payable	(9,176)	8,191
Accrued expenses and other current liabilities	(4,406)	8,556
Total change in operating assets and liabilities	(14,362)	16,142
Net cash (used in) provided by operating activities	(10,198)	10,955
Cash flows from investing activities:
Purchase of equipment	(4,961)	(5,533)
Deposits on equipment orders	(3)	(1,981)
Dividend from an unconsolidated affiliate	—	1,644
Increase in restricted cash	(248)	(697)
Proceeds from disposal of property, plant and equipment	396	—
Net cash used in investing activities	(4,816)	(6,567)
Cash flows from financing activities:
Net proceeds from borrowings from credit facilities	1,463	3,443
Proceeds from sale of common stock	9,475	—
Proceeds from stock plans	1,006	652
Net cash provided by financing activities	11,944	4,095
Effect of exchange rate changes on foreign currency	(55)	31
Net (decrease) increase in cash and cash equivalents	(3,125)	8,514
Cash and cash equivalents at beginning of period	9,047	15,598
Cash and cash equivalents at end of period	$5,922	$24,112
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$370	$252
Cash paid during the period for income taxes	$15	$1,644
NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of capital lease and accounts payable	$10,761	$—
Note Receivable from contract manufacturer	$8,239	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
For the three and six months ended March 31, 2013
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

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. This transaction was recorded as a sale of assets since it did not meet the criteria to be considered a component of our business. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of March 31, 2013 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Payment of escrow amounts occurs over a two-year period and is subject to claim adjustments. In total, we deferred approximately $4.9 million of the total paid by SEI as a gain on sale until the indemnification obligation of $3.4 million and $1.5 million of purchase price adjustment contingencies are resolved. During the three months ended March 31, 2013, we resolved the purchase price contingencies resulting in the reduction of the purchase price by $1.1 million. The reduced purchase price is recorded as an offset to the escrow receivable of $2.6 million while an additional $0.4 million of gain on sale of assets was recognized during the three months ended March 31, 2013. There remains a deferred gain of $3.4 million related to our indemnification obligation at March 31, 2013.

In May 2012, we also entered into a separate facility lease and transition services agreement (TSA) with SEI related to financial services, supply chain, facility, and information infrastructure support functions to be provided by us. We believe the values assigned to the facility lease and TSA approximate fair value. During the three and six months period ended March 31, 2013, we recognized $0.6 million and $1.2 million, respectively, related to TSA fees and facility rental income which was recorded as a benefit against operating expenses incurred for such services.

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

As of March 31, 2013, cash and cash equivalents totaled $5.9 million and net working capital totaled approximately $28.7 million. Working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the three and six months ended March 31, 2013, we had net income of $11.7 million and $14.5 million, repectively. Net cash used in operating activities for the six months ended March 31, 2013 totaled $10.2 million.

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

Our credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, minimum tangible net worth and EBITDA covenants, and limitations on liens and certain additional indebtedness and guarantees. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of March 31, 2013, we were in compliance with all of the financial covenants contained in the credit facility including the cash on deposit and excess availability that exceeded the $3.5 million financial covenant.

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

On December 21, 2011, we entered into a First Amendment to the credit facility which increased our eligible borrowing base by up to $10.0 million by adding to the borrowing base formula 85% of the appraised value of the Company's equipment and 50% of the appraised value of the Company's real estate. In addition, Wells Fargo reduced our restrictions under the excess availability financial covenant requirement from $7.5 million to $3.5 million through December 2012. The interest rate on outstanding borrowings was increased to LIBOR rate plus four percent. The credit facility was to return to its previous agreement terms on the earlier of (i) December 31, 2012, or (ii) the date that we received insurance proceeds of not less than $30.0 million in the aggregate applicable to the flooding of our primary contract manufacturer in Thailand.

On June 14, 2012, we entered into a Second Amendment to the credit facility, which amended among other things, the borrowing base increase under the First Amendment, which was subject to automatic reductions to (i) $8.1 million on July 1, 2012; and to (ii) $3.1 million on January 1, 2013. The Second Amendment automatically reduced the $8.1 million and $3.1 million thresholds referenced above to $5.0 million and $0, respectively, if the sale of certain assets did not occur. The Second Amendment no longer included certain assets in the potential borrowing base including certain machinery and equipment and real estate.

On December 28, 2012, we entered into a Third Amendment to the credit facility, which amended among other things, the maturity date of the facility to November 11, 2015. The Third Amendment also amends the Credit Facility by adjusting the borrowing availability provided by machinery and equipment, which amount is currently set at approximately $7.6 million and which was reduced monthly by approximately $101,000 through March 31, 2013, at which time the borrowing availability was reduced to $5.0 million and thereafter will be further reduced monthly by approximately $91,000.

The Third Amendment also maintains the Company's minimum cash balance and excess liquidity requirement at $3.5 million through June 30, 2013, which had been scheduled to increase to $7.5 million on December 31, 2012, below which certain financial covenants are triggered which relate to minimum tangible net worth, minimum EBITDA amounts and limitations on capital expenditures. The amounts of these financial covenants have been amended from those previously introduced in the First Amendment. At June 30, 2013 the liquidity requirement will be increased by $1.0 million, and will be further increased, quarterly, until such amount reaches $7.5 million at March 31, 2014.

As of March 31, 2013, we had a $20.8 million LIBOR rate loan outstanding under our credit facility, with an interest rate of 3.4%. As of May 3, 2013, the outstanding balance under this credit facility totaled approximately $14.6 million. As of March 31, 2013, the credit facility also had $2.4 million reserved for six outstanding stand-by letters of credit, leaving a remaining $2.0 million borrowing availability balance under this credit facility. We now expect at least 70% of the $35.0 million credit facility to be available for use over the remainder of fiscal year 2013.

•	October 2012 Stock Sale: On October 3, 2012 we sold 1,832,410 shares of common stock for net proceeds of $9.5 million. See Note 13 - Equity for additional disclosures related to the stock sale.

•
Equity Facility: In August 2011, we entered into a committed equity line financing facility (equity facility) with Commerce Court Small Cap Value Fund, Ltd. (Commerce Court) whereby Commerce Court has committed, upon issuance of a draw-down request by us, to purchase up to $50 million worth of our common stock over a two-year period, subject to our common stock trading above $4 per share, as adjusted for the reverse stock split, during the draw down period, unless a waiver is received. As of March 31, 2013, there have been no draw down transactions completed under this equity facility.

•
Impact From Thailand Flood: In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. We were not a named beneficiary of our contract manufacturer's insurance policy. As of September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. In addition, during the three and six months ended March 31, 2013, we capitalized an additional $0.9 million and $1.2 million, respectively, of new manufacturing lines and recorded a corresponding amount of capital lease obligation. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds. Flood-related insurance proceeds related to inventory and equipment destroyed by the Thailand flood are recognized when they become realized. In December 2012, we recorded flood-related insurance proceeds of $4.2 million in the form of forgiveness of $2.2 million of outstanding capital lease obligations and $2.0 million of outstanding payables. In March 2013, we received the final flood-related insurance proceeds of $14.8 million in the form of a receivable of $8.2 million, forgiveness of $3.4 million of outstanding capital lease obligations and $3.2 million of outstanding payables. The receivable balance of $8.2 million was paid in April 2013. No additional flood-related insurance proceeds associated with this event are anticipated. See Note 9 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

We believe that our existing balances of cash and cash equivalents, remaining insurance proceeds received in April 2013 and amounts expected to be available under our credit and equity facilities will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next twelve months.

However, in the event of unforeseen circumstances, unfavorable market or economic developments, unfavorable results from operations, material claims made under the indemnification provisions of our Master Purchase Agreement with SEI in excess of amounts held in escrow, or if Wells Fargo declares an event of default on the credit facility, we may have to raise additional funds or reduce expenditures by any one or a combination of the following: issuing equity, debt or convertible debt, selling certain product lines and/or portions of our business, furloughs, or reduction of discretionary spending. There can be no assurance that we will be able to raise additional funds on terms acceptable to us, or at all. A significant contraction in the capital markets, particularly in the technology sector, or adverse developments in our business may make it difficult for us to raise additional capital if or when it is required, especially if we experience negative operating results. If adequate capital is not available to us as required, or is not available on favorable terms, our business, financial condition, results of operations, and cash flows may be adversely affected.

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

•
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Income, which requires reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update will be effective for our fiscal year beginning on October 1, 2013. We do not expect this to have a significant impact on our Consolidated Financial Statements.

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

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table lists our financial assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurement
(in thousands)	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
As of March 31, 2013
Assets:
Cash and cash equivalents	$5,922	—	—	$5,922
Restricted cash	330	—	—	330
Liabilities:
Warrant liability	—	700	—	700
As of September 30, 2012
Assets:
Cash and cash equivalents	$9,047	—	—	$9,047
Restricted cash	82	—	—	82
Liabilities:
Warrant liability	—	670	—	670

Cash consists primarily of bank deposits or, occasionally, highly liquid short-term investments with a maturity of three months or less at the time of purchase.

Restricted cash represents temporarily restricted deposits held as compensating balances against short-term borrowing arrangements.

As of March 31, 2013 and September 30, 2012, warrants representing the right to purchase 400,001 and 750,011 shares, respectively, of our common stock were outstanding. All of our warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive income (loss) when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to effect a mandatory exercise of each warrant. The valuation model requires the input of highly subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of our warrants has been primarily due to the change in the closing price of our common stock.

The carrying amounts of accounts receivable, prepaid expenses and other current assets, borrowings from our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

NOTE 4.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	March 31, 2013	September 30, 2012
Accounts receivable	$32,167	$33,893
Accounts receivable – unbilled	10,651	6,325
Accounts receivable, gross	42,818	40,218
Allowance for doubtful accounts	(3,281)	(3,279)
Accounts receivable, net	$39,537	$36,939

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

As of March 31, 2013 and September 30, 2012, we had $9.3 million and $6.3 million, respectively, of accounts receivable recorded using the percentage of completion method. Of these amounts, $0.6 million was invoiced and $8.7 million was unbilled as of March 31, 2013 and $1.9 million was invoiced and $4.4 million was unbilled as of September 30, 2012.

Included in accounts receivable, net at March 31, 2013 and September 30, 2012 is $3.6 million and $2.3 million, respectively, from sales to Suncore. See Note 15 - Suncore Joint Venture for additional disclosures related to Suncore.

NOTE 5.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	March 31, 2013	September 30, 2012
Raw materials	$15,855	$14,471
Work in-process	6,388	8,853
Finished goods	13,361	11,868
Inventory	$35,604	$35,192

During the three and six months ended March 31, 2012, we recorded flood-related losses associated with damaged inventory of approximately $0.1 million and $4.0 million, respectively. See Note 9- Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

NOTE 6.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	March 31, 2013	September 30, 2012
Land	$1,502	$1,502
Building and improvements	18,760	19,065
Equipment	16,632	15,088
Furniture and fixtures	112	206
Computer hardware and software	937	1,017
Leasehold improvements	3,207	3,598
Construction in progress	9,311	7,420
Property, plant, and equipment, net	$50,461	$47,896

During the three months ended December 31, 2011, we recorded flood-related losses associated with damaged equipment of approximately $1.8 million. In addition, equipment under capital lease totaling $1.9 million was also damaged by the Thailand flood and was written off against our outstanding capital lease obligation during the three month period ended December 31, 2011. We have entered into agreements with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. As of September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. In addition, during the three and six months ended March 31, 2013, we capitalized an additional $0.9 million and $1.2 million, respectively, of new manufacturing lines and recorded a corresponding amount of capital lease obligation. In December 2012, we received flood-related insurance proceeds of $4.2 million in the form of forgiveness of $2.2 million of outstanding capital lease obligations and $2.0 million of outstanding payables. In March 2013 we recorded the final flood-related insurance proceeds of $14.8 million in the form of a receivable of $8.2 million, forgiveness of $3.4 million of outstanding capital lease obligations and $3.2 million of outstanding payables. The receivable balance of $8.2 million was paid in April 2013. See Note 9 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

As of March 31, 2013 and September 30, 2012, accumulated depreciation was approximately $76.1 million and $74.5 million, respectively.

NOTE 7.	Intangible Assets

The following table sets forth the carrying value of intangible assets by reporting segment:

(in thousands)	As of March 31, 2013			As of September 30, 2012
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Fiber Optics:
Core Technology	$12,727	$(11,486)	$1,241	$12,727	$(11,150)	$1,577
Customer Relations	3,511	(2,503)	1,008	3,511	(2,359)	1,152
Patents	4,697	(4,440)	257	4,697	(4,381)	316
	20,935	(18,429)	2,506	20,935	(17,890)	3,045
Photovoltaics:
Patents	1,972	(1,685)	287	1,972	(1,589)	383
Total	$22,907	$(20,114)	$2,793	$22,907	$(19,479)	$3,428

Amortization expense related to intangible assets is included in sales, general, and administrative expense on our statement of operations and comprehensive income (loss). Based on the carrying amount of our intangible assets as of March 31, 2013, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense
(in thousands)
Six months ended September 30, 2013	$634
Fiscal year ended September 30, 2014	1,017
Fiscal year ended September 30, 2015	555
Fiscal year ended September 30, 2016	555
Fiscal year ended September 30, 2017	32
Thereafter	—
Total	$2,793

NOTE 8.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	March 31, 2013	September 30, 2012
Compensation	$4,433	$3,798
Warranty	5,942	3,692
Termination fee	2,775	2,775
Professional fees	1,001	938
Royalty	1,289	1,445
Customer deposits	655	2,408
Deferred revenue	4,368	6,670
Self insurance	1,328	1,155
Capital lease obligations	—	4,411
Income and other taxes	1,310	1,573
Loss on sale contracts	807	765
Severance and restructuring accruals	892	1,521
Loss on inventory purchase commitments	—	723
Other	1,305	761
Accrued expenses and other current liabilities	$26,105	$32,635

Customer deposits: We signed agreements with certain customers related to our Fiber Optics segment pursuant to which they have received an allocation of our finished goods inventory that was not damaged by the Thailand flood and have started to receive a percentage of output from our new production lines placed into service. As consideration, we received $6.8 million as partial prepayments for future product shipments, of which none is outstanding as of March 31, 2013.

Capital lease obligations: As of September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. In addition, during the three and six months ended March 31,2013, we capitalized an additional $0.9 million and $1.2 million, respectively, of manufacturing lines and recorded a corresponding amount of capital lease obligations. See Note 9 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

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

Our restructuring-related accrual specifically relates to the Separation Agreement and non-cancelable obligations associated with an abandoned leased facility. Expense related to severance and restructuring accruals is included in sales, general, and administrative expense on our statement of operations and comprehensive income (loss). The following table summarizes the changes in the severance and restructuring-related accrual accounts:

(in thousands)	Severance-related accruals	Restructuring-related accruals	Total
Balance as of September 30, 2012	1,105	416	1,521
Expense - charged to accrual	180	—	180
Payments and accrual adjustments	(488)	(321)	(809)
Balance as of March 31, 2013	$797	$95	$892

The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Balance at beginning of period	$4,580	$4,686	$4,100	$4,566
Provision for product warranty - expense	1,772	(86)	2,401	86
Adjustments and utilization of warranty accrual	(2)	(6)	(151)	(58)
Balance at end of period	$6,350	$4,594	$6,350	$4,594
Current portion	$5,942	$4,186	$5,942	$4,186
Non-current portion	408	408	408	408
Product warranty liability at end of period	$6,350	$4,594	$6,350	$4,594

The increase in our provision for product warranty expense for the three and six months ended March 31, 2013 compared to the same periods in 2012 was a result of a specific customer warranty claim.

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

During the six months ended March 31, 2012, we recorded estimated flood-related losses associated with damaged inventory and equipment of approximately $4.0 million and $1.8 million, respectively. Equipment under capital lease totaling $1.9 million as of September 30, 2011 was also damaged by the Thailand flood and written off against our outstanding capital lease obligation.

Instead of completely rebuilding all flood-damaged manufacturing lines in Thailand, management decided to realign the Company's fiber optics product portfolio and focus on business areas with strong technology differentiation and growth opportunities. Management identified certain inventory on order related to manufacturing product lines that were destroyed by the Thailand flood and will not be replaced. This expense, which totaled $0.4 million and $1.3 million, respectively, for the three and six months ended March 31, 2012, was recorded within cost of revenue on our statement of operations and comprehensive loss.

In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. We were not a named beneficiary of our contract manufacturer's insurance policy. As of September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. In addition, during the three and six months ended March 31, 2013, we capitalized an additional $0.9 million and $1.2 million, respectively, of new manufacturing lines and recorded a corresponding amount to capital lease obligation. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds. Flood-related insurance proceeds related to inventory and equipment destroyed by the Thailand flood will be recognized when they become realized. In September 2012 we received cash flood-related insurance proceeds of $4.0 million. In December 2012, we received flood-related insurance proceeds of $4.2 million in the form of forgiveness of $2.2 million of outstanding capital lease obligations and $2.0 million of outstanding payables. In March 2013, we received the final flood-related insurance proceeds of $14.8 million in the form of a receivable of $8.2 million, forgiveness of $3.4 million of outstanding capital lease obligations and $3.2 million of outstanding payables. The receivable balance of $8.2 million was paid in April 2013. No additional flood-related insurance proceeds associated with this event are anticipated. Additionally, we also claimed damages and received proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds during the fiscal year ended September 30, 2012. No additional business interruption insurance proceeds associated with this event are anticipated.

The flooding has delayed our development and introduction of new fiber optics-related products and technologies. Delays in implementing new technologies and introducing new products may reduce our revenue and adversely affect our consolidated results of operations into the future.

NOTE 10.	Income and other Taxes

During the six months ended March 31, 2013, there were no material increases or decreases in unrecognized tax benefits and we do not anticipate any material increases or decreases in the amounts of unrecognized tax benefits for the remaining fiscal year 2013. As of March 31, 2013, we had approximately $215,000 of interest and penalties accrued as tax liabilities on our balance sheet.
During the three and six months ended March 31, 2013, we incurred $0.0 million and $0.1 million, respectively, of income tax expense primarily due to federal alternative minimum tax and state income tax. During the three months ended March 31, 2013, we have considered certain tax planning strategies available to the Company that resulted in a decrease in our estimated annual effective tax rate for the year ending September 30, 2013.

During the three months ended December 31, 2011, as part of an equity recapitalization at our Suncore joint venture we received a deemed capital distribution of $14.8 million. The deemed capital distribution was subject to a 10% foreign withholding tax. As a result, we were subject to a $1.6 million foreign tax expense and Suncore made a cash dividend for an equal amount. The foreign tax expense was treated as a tax credit for U.S. tax purposes. No tax expense was incurred during the three months ended March 31, 2012. See Note 15 - Suncore Joint Venture for additional disclosures related to this foreign income tax expense.
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
Included in our operating income for the three and six months ended March 31, 2013 were $1.4 million of New Mexico incentive tax credits received. The amount received was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. These credits will result in cash refunds and reduction of future payroll and compensation taxes. There were no incentive tax credits received during the three and six months ended March 31, 2012.

NOTE 11.	Commitments and Contingencies

Operating Lease Obligations: We lease certain land, facilities, and equipment under non-cancelable operating leases. Operating lease amounts above exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.8 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively and approximately $1.5 million and $1.4 million for the six months ended March 31, 2013 and 2012, respectively.  There are no off-balance sheet arrangements other than our operating leases.

Capital Lease Obligations: Equipment under capital lease as of September 30, 2011 was damaged by the Thailand flood and was written off against our outstanding capital lease obligation. During fiscal year 2012, we entered into agreements with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. As of September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. In December 2012, we received flood-related insurance proceeds of $4.2 million in the form of forgiveness of $2.2 million of outstanding capital lease obligations and $2.0 million of outstanding payables. In March 2013, we received the final flood-related insurance proceeds of $14.8 million in the form of a receivable of $8.2 million, forgiveness of $3.4 million of outstanding capital lease obligations and $3.2 million of outstanding payables. The receivable balance of $8.2 million was paid in April 2013. See Note 9 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

Asset Retirement Obligations: We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our asset retirement obligations include assumptions related to renewal option periods for those facilities where we expect to extend lease terms. In future periods, the asset retirement obligation is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment will be recorded to both the asset retirement obligation and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. The fair value of our asset retirement obligations were estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 5.78%. There were no liabilities associated with asset retirements that were settled during the six months ended March 31, 2013. Accretion expense of $0.1 million was recorded during the three and six months ended March 31, 2013.

Warranty: We generally provide a product and other warranties on our CPV-related solar cells, components, power systems, and fiber optic products. Certain parts and labor warranties from our vendors can be assigned to our customers. Our reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims as of March 31, 2013. In March 2012, we entered into a Master Purchase Agreement with SEI, pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of March 31, 2013 and September 30, 2012 as a result of these contingencies. In April and May 2013, we received letters from SEI asserting indemnification claims under the Master Purchase Agreement up to $1.5 million. As of May 9, 2013, there has been no resolution to these claims. See Note 1 - Description of Business in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

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

c) Green and Gold-related litigation

On December 23, 2008, Plaintiffs Maurice Prissert and Claude Prissert filed a purported stockholder class action (the “Prissert Class Action”) pursuant to Federal Rule of Civil Procedure 23 allegedly on behalf of a class of Company shareholders against the Company and certain of its present and former directors and officers (the “Individual Defendants”) in the United States District Court for the District of New Mexico captioned, Maurice Prissert and Claude Prissert v. EMCORE Corporation, Adam Gushard, Hong Q. Hou, Reuben F. Richards, Jr., David Danzilio and Thomas Werthan, Case No. 1:08cv1190 (D.N.M.). The Complaint alleges that the Company and the Individual Defendants violated certain provisions of the federal securities laws, including Section 10(b) of the Exchange Act, arising out of the Company's disclosure regarding its customer Green and Gold Energy (“GGE”) and the associated backlog of GGE orders with the Company's Photovoltaics business segment. The Complaint in the Prissert Class Action seeks, among other things, an unspecified amount of compensatory damages and other costs and expenses associated with the maintenance of the action. On or about February 12, 2009, a second purported stockholder class action (Mueller v. EMCORE Corporation et al., Case No. 1:09cv 133 (D.N.M.)) (the “Mueller Class Action”), together with the Prissert Class Action, the “Class Actions”) was filed in the United States District Court for the District of New Mexico against the same defendants named in the Prissert Class Action, based on substantially the same facts and circumstances, containing substantially the same allegations and seeking substantially the same relief.

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

The credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, minimum tangible net worth and EBITDA covenants and limitations on liens and certain additional indebtedness and guarantees. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement of $7.5 million prior to the amendment, and $3.5 million following the amendments discussed below, the other covenants are not required to be met. As of March 31, 2013, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $3.5 million financial covenant requirement.

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

On December 21, 2011, we signed an amendment to our credit facility that increased our eligible borrowing base by up to $10 million by adding to the borrowing base formula 85% of the appraised value of the Company's equipment and 50% of the appraised value of the Company's real estate. In addition, Wells Fargo reduced our restrictions under the excess availability financial covenant requirement from $7.5 million to $3.5 million through December 2012. The interest rate on outstanding borrowings was increased to LIBOR rate plus 4%. The credit facility was to return to its full previous terms on the earlier of (i) December 31, 2012, or (ii) the date that we received insurance proceeds of not less than $30.0 million in the aggregate applicable to the flooding of our primary contract manufacturer in Thailand.

On June 14, 2012, we entered into a Second Amendment to the credit facility, which amended among other things, the borrowing base increase under the First Amendment, which was subject to automatic reductions to (i) $8.1 million on July 1, 2012; and to (ii) $3.1 million on January 1, 2013. The Second Amendment automatically reduced the $8.1 million and $3.1 million thresholds referenced above to $5.0 million and $0, respectively, if the sale of certain assets did not occur. The Second Amendment credit facility no longer included certain assets in the potential borrowing base including certain machinery and equipment and real estate.

On December 28, 2012, we entered into a Third Amendment to the credit facility, which amended among other things, the maturity date of the facility to November 11, 2015. The Third Amendment also amends the credit facility by adjusting the borrowing availability provided by machinery and equipment, which amount was then currently set at approximately $7.6 million and which was reduced monthly by approximately $101,000 through March 31, 2013, at which time the borrowing availability was reduced to $5.0 million and thereafter will be further reduced monthly by approximately $91,000.
The Third Amendment also maintains the Company's minimum cash balance and excess liquidity requirement at $3.5 million through June 30, 2013, which had been scheduled to increase to $7.5 million on December 31, 2012, below which certain financial covenants are triggered which relate to minimum tangible net worth, minimum EBITDA amounts and limitations on capital expenditures. The amounts of these financial covenants have been amended from those previously introduced in the First Amendment. At June 30, 2013 the liquidity requirement will be increased by $1.0 million, and will be further increased, quarterly, until such amount reaches $7.5 million at March 31, 2014.
As of March 31, 2013, we had a $20.8 million LIBOR rate loan outstanding, with an interest rate of 3.4%, and approximately $2.4 million reserved for six outstanding stand-by letters of credit under the credit facility. We now expect at least 70% of the $35.0 million credit facility to be available for use over the remainder of fiscal year 2013.

NOTE 13.	Equity

Stock Sale
During August 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $50 million of our common or preferred stock, warrants or debt securities. On August 23, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date. On September 28, 2012, we entered into an Underwriting Agreement with B. Riley & Co., LLC (the “Underwriter”) pursuant to which we agreed to sell and the Underwriter agreed to purchase 1,593,400 shares of our common stock at a price per share of $5.19. We also granted the Underwriter a 30-day option to purchase up to 239,010 additional shares of common stock at the same price per share. On October 3, 2012 we sold 1,832,410 shares of common stock for net proceeds of $9.5 million.

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

The following table summarizes stock option activity under the Equity Plans for the six months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2012	2,032,215	$17.76
Granted	35,400	$5.11
Exercised	(76,179)	$4.94		$92
Forfeited	(44,088)	$7.66
Expired	(178,515)	$20.48
Outstanding as of March 31, 2013	1,768,833	$18.04	4.80
Exercisable as of March 31, 2013	1,456,747	$20.73	4.19	$365
Vested and expected to vest as of March 31, 2013	1,731,105	$18.32	4.72	$634

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price.

As of March 31, 2013, there was approximately $0.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 2.2 years.

Valuation Assumptions

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%	—%	—%
Expected stock price volatility rate	96.5%	103.9%	96.9%	105.2%
Risk-free interest rate	1.1%	1.0%	1.0%	0.9%
Expected term (in years)	6.0	5.0	6.0	5.0

Weighted average grant date fair value per share of stock options granted:	$4.28	$3.46	$3.94	$3.23

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

The following table summarizes the activity related to RSAs and RSUs for the six months ended March 31, 2013:

Restricted Stock Activity	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2012	216,703	$5.83	700,043	$4.44
Granted	—	—	480,800	$4.72
Vested	(102,630)	$5.68	(174,175)	$3.87
Forfeited	(4,063)	$5.68	(25,720)	$4.47
Non-vested as of March 31, 2013	110,010	$5.98	980,948	$4.68

Restricted stock awards: As of March 31, 2013, there was approximately $0.4 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 0.9 years.

Restricted stock units: As of March 31, 2013, there was approximately $3.1 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.2 years. The 1.0 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $5.7 million and a weighted average remaining contractual term of 1.4 years. Of the 1.0 million outstanding non-vested RSUs, approximately 0.9 million RSUs are expected to vest and have an aggregate intrinsic value of approximately $5.0 million and a weighted average remaining contractual term of 1.4 years.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Employee stock options	$123	$1,088	$381	$2,135
Restricted stock awards and units	515	946	921	1,521
Employee stock purchase plan	125	189	256	413
401(k) match in common stock	257	245	513	475
Outside director fees in common stock	31	74	62	178
Total stock-based compensation expense	$1,051	$2,542	$2,133	$4,722

Stock-based Compensation Expense - by expense type	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Cost of revenue	$290	$593	$605	$1,069
Selling, general, and administrative	459	1,233	841	2,246
Research and development	302	716	687	1,407
Total stock-based compensation expense	$1,051	$2,542	$2,133	$4,722

Income (Loss) Per Share.
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net Income (Loss) Per Share	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands, except per share)	2013	2012	2013	2012

Numerator - Net income (loss)	$11,697	$(9,335)	$14,523	$(23,564)
Less: Undistributed earnings allocated to participating securities	(94)	—	(118)	—
Undistributed earnings allocated to common shareholders for basic net income (loss) per share	$11,603	$(9,335)	$14,405	$(23,564)
Undistributed earnings allocated to common shareholders for diluted net income (loss) per share	$11,603	$(9,335)	$14,405	$(23,564)
Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	26,310	23,529	26,142	23,577
Dilutive options outstanding, unvested stock units and ESPP	332	—	290	—
Denominator for diluted net income (loss) per share - adjusted weighted average shares outstanding	26,642	23,529	26,432	23,577
Basic net income (loss) per share	$0.44	$(0.40)	$0.55	$(1.00)
Diluted net income (loss) per share	$0.44	$(0.40)	$0.54	$(1.00)
Weighted average antidilutive options, unvested restricted stock units and warrants excluded from the computation	1,869	3,587	2,265	3,384
Average market price of common stock	$5.66	$4.72	$5.16	$4.31

The antidilutive stock options and unvested stock were excluded from the computation of diluted net income (loss) per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.

Future Issuances

As of March 31, 2013, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	1,768,833
Unvested restricted stock units	980,948
Purchases under the employee stock purchase plan	636,001
Issuance of stock-based awards under the Equity Plans	588,650
Exercise of outstanding warrants	400,001
Purchases under the officer and director share purchase plan	94,811
Total reserved	4,469,244

NOTE 14.	Segment Data and Related Information

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

Segment Revenue	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Fiber Optics revenue	$23,130	$21,938	$52,808	$40,241
Photovoltaics revenue	19,147	15,842	38,775	34,990
Total revenue	$42,277	$37,780	$91,583	$75,231

Revenue by Geographic Region	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands)	2013	2012	2013	2012
United States	$28,324	$25,207	$62,991	$47,573
Asia	8,825	6,513	17,725	11,785
Europe	4,892	1,512	10,105	3,673
Other	236	4,548	762	12,200
Total revenue	$42,277	$37,780	$91,583	$75,231

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

Sale of Fiber Optics-related Assets: On May 7, 2012, we sold certain assets and transferred certain inventory purchase obligations associated with our Fiber Optics segment to SEI. See Note 1 - Description of Business for additional disclosures related to this asset sale.

Significant Customers: No single customer from the Fiber segment or Photovoltaics segment represented greater than 10% of our consolidated revenue for the three and six months ended March 31, 2013. Revenue from one customer of the Photovoltaics segment represented 20% and 15% of our consolidated revenue for the three and six months ended March 31, 2012.

Operating Income (Loss): The following table sets forth operating income (loss) attributable to each of our reporting segments.

Operating Income (Loss)	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Fiber Optics operating income (loss)	$7,892	$(7,251)	$7,497	$(18,444)
Photovoltaics operating income (loss)	4,279	(1,633)	7,520	(2,130)
Total operating income (loss)	$12,171	$(8,884)	$15,017	$(20,574)

Non-Cash Expenses: The following tables set forth our significant non-cash expenses attributable to each of our reporting segments.

Depreciation, Amortization, and Accretion Expense	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Fiber Optics segment	$1,384	$1,271	$2,666	$2,926
Photovoltaics segment	660	1,106	1,396	2,226
Total depreciation, amortization, and accretion expense	$2,044	$2,377	$4,062	$5,152

Stock-based Compensation Expense	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands)	2013	2012	2013	2012
Fiber Optics segment	$702	$1,575	$1,428	$2,970
Photovoltaics segment	349	967	705	1,752
Total stock-based compensation expense	$1,051	$2,542	$2,133	$4,722

Long-lived Assets: Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of our reporting segments and our unallocated Corporate division.

Long-lived Assets	As of	As of
(in thousands)	March 31, 2013	September 30, 2012
Fiber Optics segment	$26,017	$24,209
Photovoltaics segment	38,868	40,252
Unallocated Corporate division	8,753	7,247
Long-lived assets	$73,638	$71,708

As of March 31, 2013 and September 30, 2012, approximately 77% and 86%, respectively, of our long-lived assets were located in the United States.

NOTE 15.	Suncore Joint Venture

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

During the three months ended December 31, 2011, Suncore increased its registered capital by recording a deemed capital distribution of $37.0 million which was distributed and reinvested in proportion to each entity's registered capital, of which San'an was allocated $22.2 million and EMCORE was allocated $14.8 million. During this same period, Suncore also recorded a cash dividend of approximately $4.1 million in proportion to each entity's registered capital of which San'an received $2.5 million and EMCORE received $1.6 million. We recorded the cash dividend as a reduction in our investment in Suncore. We incurred foreign income tax of approximately $1.6 million associated with these capital distributions which is presented under the caption "income tax expense" on our statement of operations and comprehensive income (loss). EMCORE's cash dividend was equal to the foreign income tax expense incurred on the capital distributions.

In August 2011, we signed a solar rooftop CPV development agreement with Suncore pursuant to which we agreed to collaborate on the development and application of the current 500X and next-generation 1000X rooftop CPV systems. In summary, Suncore agreed to purchase joint ownership rights to rooftop CPV intellectual property and reimburse us 50% of all research and development costs incurred related to rooftop CPV solutions in exchange for joint ownership rights to the newly developed intellectual property. In addition, Suncore agreed to pay us a development fee of 20% on research and development costs billed to Suncore with a maximum development fee payout of approximately $0.2 million. During the six months ended March 31, 2012, we billed Suncore approximately $0.7 million for research and development costs and recognized $0.2 million in development fees. With the agreement in August 2012 to consolidate the Company's terrestrial CPV system engineering and development efforts, for both ground mount and rooftop terrestrial CPV products, into Suncore, the collaboration on research and development costs agreement was terminated between the Company and Suncore.

In November 2011, we agreed to grant Suncore an exclusive license to use certain intellectual property and know-how, both existing and to-be-developed, related to the fabrication process and testing of terrestrial CPV solar cells on terrestrial CPV solar systems solely within the PRC, Hong Kong, Macau, and Taiwan (the licensed territory) and be able to use, market, and sell the terrestrial CPV solar cells worldwide, excluding only the United States. This licensing agreement valued at $2.5 million does not include intellectual property associated with the development of space qualified or radiation hardened solar cells. Suncore has not fulfilled all the requirements necessary to initiate payment for this license; as a result, we did not record any receivables from Suncore associated with this license agreement as of March 31, 2013.

Pursuant to the joint venture agreement, San'an and EMCORE share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore. We continue to hold a 40% registered ownership in Suncore. As of March 31, 2013, our cumulative proportionate loss in Suncore has exceeded our net investment in Suncore by approximately $3.1 million. Pursuant to ASC 323-10, Investments—Equity Method and Joint Ventures – Overall, we stopped recording our proportionate share of Suncore's loss after our investment declined to a zero value since we have no obligation or intent to fund the deficit balance. We will resume applying the equity method only after our share of net income in Suncore equals the share of net losses not recognized during the period we suspended using the equity method.

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

During the three and six months ended March 31, 2013, we recorded revenue from Suncore of $2.9 million and $5.5 million, respectively. During the three and six months ended March 31, 2012, we recorded revenue from Suncore of $1.8 million and $2.1 million, respectively During the three and six months ended March 31, 2012, we recorded a loss associated with our Suncore joint venture totaling $0.2 million and $1.2 million, respectively.

In March 2013, we sold certain solar assets and our ownership interest in Emcore Solar New Mexico (“ESNM”) to Suncore for $1.5 million and deferred the related gain of $0.3 million. Included in other current assets as of March 31, 2013 and September 30, 2012 is $4.6 million and $0, respectively, for amounts due from Suncore related to the ESNM sales transaction, transaction services provided in accordance with the August 2012 definitive agreement, and other smaller amounts.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included in Financial Statements under Item 1 of this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates, expectations and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Risk Factors under Part II, Item 1A. These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

Business Overview

EMCORE Corporation and its subsidiaries (referred to herin as the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the broadband, fiber optics, satellite, and solar power markets. We were established in 1984 as a New Jersey corporation and we have two reporting segments: Fiber Optics and Photovoltaics. EMCORE's Fiber Optics business segment provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV) and Fiber-To-The-Premise (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications. Our solar Photovoltaics business segment provides products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells (CICs) and complete satellite solar panels, and terrestrial applications, including high-efficiency GaAs solar cells for concentrating photovoltaic (CPV) power systems.

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

Since that announcement, we have developed and implemented a plan to rebuild the impacted production lines at other locations, including an alternate facility of our contract manufacturer in Thailand, as well as our own manufacturing facilities in the United States and China. Our production line for ITLAs (Integrable Tunable Laser Assemblies) for 40 and 100 Gb/s (Gigabit per second) coherent telecom applications has been up and running since April 2012 at our contract manufacturer in Thailand. Production line qualification has been completed and most customers have successfully completed full-line audits and started taking shipments in April 2012. As of September 2012, our ITLA line was operating at pre-flood capacity production levels. The CATV laser module and transmitter production lines at our manufacturing facility in China reached pre-flood capacity production levels as of September 2012. See Note 9 - Impact from Thailand Flood in the notes to the condensed consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. This transaction was recorded as a sale of assets since it did not meet the criteria to be considered a component of our business. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale, and we have recorded this amount as a deferred gain on our balance sheet as of March 31, 2013 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Payment of escrow amounts occurs over a two-year period and is subject to claim adjustments. In total, we deferred approximately $4.9 million of the total paid by SEI as a gain on sale until the indemnification obligation of $3.4 million and $1.5 million of purchase price adjustment contingencies are resolved. During the three months ended March 31, 2013, we resolved the purchase price contingencies resulting in the reduction of the purchase price by $1.1 million. The reduced purchase price is recorded as an offset to the escrow receivable of $2.6 million while an additional $0.4 million of gain on sale of assets was recognized during the three months ended March 31, 2013. There remains a deferred gain of $3.4 million related to our indemnification obligation at March 31, 2013. See Note 1 - Description of Business in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	81.5	85.8	79.5	88.2
Gross profit	18.5	14.2	20.5	11.8
Operating expense (income):
Selling, general, and administrative	16.0	22.1	14.9	21.1
Research and development	9.7	15.3	10.4	17.0
Flood-related loss	—	0.3	—	7.7
Flood-related insurance proceeds	(35.0)	—	(20.7)	(6.6)
Gain on sale of assets	(1.0)	—	(0.5)	—
Total operating expense (income)	(10.3)	37.7	4.1	39.2
Operating income (loss)	28.8	(23.5)	16.4	(27.4)
Other income (expense):
Interest expense, net	(0.4)	(0.3)	(0.5)	(0.3)
Foreign exchange gain	—	0.4	0.1	0.3
Loss from equity method investment	—	(0.6)	—	(1.6)
Change in fair value of financial instruments	(0.6)	(0.7)	—	(0.2)
Total other income (expense)	(1.0)	(1.2)	(0.4)	(1.8)
Income (loss) before income tax expense	27.8	(24.7)	16.0	(29.2)
Income tax expense	—	—	(0.1)	(2.2)
Net income (loss)	27.8%	(24.7)%	15.9%	(31.4)%

Comparison of financial results:

Revenue:

(in thousands, except percentages)	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
Fiber Optics revenue	$23,130	$21,938	$1,192	5.4%
Photovoltaics revenue	19,147	15,842	3,305	20.9%
Total revenue	$42,277	$37,780	$4,497	11.9%

(in thousands, except percentages)	For the Six Months Ended March 31,
	2013	2012	$ Change	% Change
Fiber Optics revenue	$52,808	$40,241	$12,567	31.2%
Photovoltaics revenue	38,775	34,990	3,785	10.8%
Total revenue	$91,583	$75,231	$16,352	21.7%

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

For the three months ended March 31, 2013, revenue from broadband products increased 10% from the prior year which was primarily driven by increased unit shipments of our CATV-related products primarily due to the impact of the Thailand flood in 2011. Sales of our CATV products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represents the largest percentage of our total fiber optics-related revenue.

For the six months ended March 31, 2013, revenue from broadband products increased 48% from the prior year which was primarily driven by increased unit shipments of our CATV-related products primarily due to the impact of the Thailand flood in 2011. Sales of our CATV products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represents the largest percentage of our total fiber optics-related revenue.

For the three months ended March 31, 2013, revenue from digital products decreased 1% from the prior year. Our telecom optical-related product line, which includes tunable XFP, and integrated tunable laser assemblies (ITLAs), represents the second largest percentage of our total fiber optics-related revenue. Our enterprise digital product lines were sold to SEI in May 2012.

For the six months ended March 31, 2013, revenue from digital products increased 11% from the prior year which was also primarily due to the impact of the Thailand flood on the telecom product lines. Our telecom optical-related product line, which includes tunable XFP, and integrated tunable laser assemblies (ITLAs), represents the second largest percentage of our total fiber optics-related revenue. Our enterprise digital product lines were sold to SEI in May 2012.

Our Fiber Optics segment accounted for 55% and 58% of our consolidated revenue for the three months ended March 31, 2013 and 2012, respectively. Our Fiber Optics segment accounted for 58% and 53% of our consolidated revenue for the six months ended March 31, 2013 and 2012, respectively.

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

For the three months ended March 31, 2013, revenue from photovoltaics increased approximately 21% from the prior year primarily due to higher revenues from our space and terrestrial cell products. Sales of our satellite solar cells and CICs products represents the largest percentage of our total photovoltaics-related revenue. Historically, our Photovoltaics revenue has fluctuated significantly due to the timing of program completions and product shipments of major orders.

For the six months ended March 31, 2013, revenue from photovoltaics increased approximately 11% from the prior year primarily due to higher revenues from our space and terrestrial cell products. Sales of our satellite solar cells and CICs products represents the largest percentage of our total photovoltaics-related revenue. Historically, our Photovoltaics revenue has fluctuated significantly due to the timing of program completions and product shipments of major orders.

Our Photovoltaics segment accounted for 45% and 42% of our consolidated revenue for the three months ended March 31, 2013 and 2012, respectively. Our Photovoltaics segment accounted for 42% and 47% of our consolidated revenue for the six months ended March 31, 2013 and 2012, respectively.

Gross Profit:

(in thousands, except percentages)	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
Fiber Optics gross profit	$1,619	$2,059	$(440)	21.4%
Photovoltaics gross profit	6,214	3,317	2,897	87.3%
Total gross profit	$7,833	$5,376	$2,457	45.7%

(in thousands, except percentages)	For the Six Months Ended March 31,
	2013	2012	$ Change	% Change
Fiber Optics gross profit	$6,584	$1,184	$5,400	456.1%
Photovoltaics gross profit	12,197	7,660	4,537	59.2%
Total gross profit	$18,781	$8,844	$9,937	112.4%

Our cost of revenue consists of raw materials, compensation expense including non-cash stock-based compensation expense, depreciation expense and other manufacturing overhead costs, expenses associated with excess and obsolete inventories, and product warranty costs. Historically, our cost of revenue, as a percentage of revenue, has fluctuated largely due to inventory and product warranty charges. Our gross margins are also affected by product mix, manufacturing yields and volumes, and timing related to the completion of long-term contracts. During the six months ended March 31, 2013, we increased our product warranty reserves due to a specific customer warranty claim.

Consolidated gross margins were 19% and 14% for the three months ended March 31, 2013 and 2012, respectively and 21% and 12% for the six months ended March 31, 2013 and 2012, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.3 million and $0.6 million during the three months ended March 31, 2013 and 2012, respectively and approximately $0.6 million and $1.1 million during the six months ended March 31, 2013 and 2012, respectively.

Fiber Optics Gross Profit:

Fiber Optics gross margin was 7.0% and 9.4% for the three months ended March 31, 2013 and 2012, respectively and 12.5% and 2.9% for the six months ended March 31, 2013 and 2012, respectively.

Inventory excess and obsolescence expense totaled approximately $0.3 million and $1.9 million during the three months ended March 31, 2013 and 2012, respectively and approximately $0.5 million and $5.9 million during the six months ended March 31, 2013 and 2012, respectively.

For the three and six months ended March 31, 2013, gross margins increased from our broadband product lines when compared to the prior year. For the three and six months ended March 31, 2013, gross margins decreased from our digital product lines when compared to the prior year. During the prior year period, lower revenues due to the impact from the Thailand flood resulted in higher manufacturing overhead as a percentage of revenue. Manufacturing of certain fiber optics-related components was moved to Company-owned facilities which involved higher labor and other related costs. The decrease in our gross margins from our digital product lines was due to the release of a new product with lower gross margin and decreases in the sales prices in 2013.

Photovoltaics Gross Profit:

Photovoltaics gross margin was 32.5% and 20.9% for the three months ended March 31, 2013 and 2012, respectively and 31.5% and 21.9% for the six months ended March 31, 2013 and 2012, respectively. The increase in gross margin is primarily due to higher revenues and the elimination of lower margin terrestrial system product lines that were sold to Suncore in September 2012.

Selling, General and Administrative (SG&A):

(in thousands, except percentages)	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
SG&A expense	$6,771	$8,365	$(1,594)	(19.1)%

(in thousands, except percentages)	For the Six Months Ended March 31,
	2013	2012	$ Change	% Change
SG&A expense	$13,675	$15,845	$(2,170)	(13.7)%

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.5 million and $1.2 million during the three months ended March 31, 2013 and 2012, respectively and approximately $0.8 million and $2.2 million during the six months ended March 31, 2013 and 2012, respectively.

The decrease in SG&A expense for the three months ended March 31, 2013 when compared to the prior year was attributable to cost reduction measures implemented which include a reduction of discretionary spending on staffing and infrastructure and due to the sale of our vertical cavity surface emitting lasers (VCSEL)-based and enterprise-related product lines in May 2012 and the sale of the terrestrial system product lines in September 2012.

The decrease in SG&A expense for the six months ended March 31, 2013 when compared to the prior year was attributable to cost reduction measures implemented which include a reduction of discretionary spending on staffing and infrastructure and due to the sale of our vertical cavity surface emitting lasers (VCSEL)-based and enterprise-related product lines in May 2012 and the sale of the terrestrial system product lines in September 2012.

As a percentage of revenue, SG&A expenses were 16.0% and 22.1% for the three months ended March 31, 2013 and 2012, respectively and 14.9% and 21.1% for the six months ended March 31, 2013 and 2012, respectively.

Research and Development (R&D):

(in thousands, except percentages)	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
R&D expense	$4,112	$5,781	$(1,669)	(28.9)%

(in thousands, except percentages)	For the Six Months Ended March 31,
	2013	2012	$ Change	% Change
R&D expense	$9,502	$12,761	$(3,259)	(25.5)%

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

Stock-based compensation expense within R&D totaled $0.3 million and $0.7 million during the three months ended March 31, 2013 and 2012, respectively, and $0.7 million and $1.4 million during the six months ended March 31, 2013 and 2012, respectively.

The decrease in R&D expense for the three months ended March 31, 2013 when compared to the prior year was due to the sale of our vertical cavity surface emitting lasers (VCSEL)-based and enterprise-related product lines in May 2012 and the sale of the terrestrial system product lines in September 2012. In August 2011, we signed a solar rooftop CPV development agreement with our Suncore joint venture pursuant to which we collaborated on the development and application of the current 500X and next-generation 1000X rooftop CPV systems. With the sale of the product lines to Suncore in September 2012, we will no longer be collaborating on these efforts.

The decrease in R&D expense for the six months ended March 31, 2013 when compared to the prior year was due to the sale of our vertical cavity surface emitting lasers (VCSEL)-based and enterprise-related product lines in May 2012 and the sale of the terrestrial system product lines in September 2012.

As a percentage of revenue, R&D expenses were 9.7% and 15.3% for the three months ended March 31, 2013 and 2012, respectively, and 10.4% and 17.0% for the six months ended March 31, 2013 and 2012, respectively.

Other Operating Expense (Income):

(in thousands, except percentages)	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
Flood-related loss	$—	$114	$(114)	(100)%
Flood-related insurance proceeds	$(14,808)	$—	$(14,808)	—%

(in thousands, except percentages)	For the Six Months Ended March 31,
	2013	2012	$ Change	% Change
Flood-related loss	$—	$5,812	$(5,812)	(100)%
Flood-related insurance proceeds	$(19,000)	$(5,000)	$(14,000)	280.0%

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

Flood-related Insurance Proceeds:
During the three and six months ended March 31, 2013, we received flood-related insurance proceeds of $14.8 million in the form of a receivable of $8.2 million, forgiveness of $3.4 million of outstanding capital lease obligations and $3.2 million of outstanding payables and $19.0 million in the form of a receivable of $8.2 million, forgiveness of $5.6 million of outstanding capital lease obligations and $5.2 million of outstanding payables respectively, from our contract manufacturer. Flood-related insurance proceeds related to inventory and equipment destroyed by the Thailand flood are recognized when they become realized. We were not a named beneficiary of our contract manufacturer's insurance policy. We claimed damages and received cash proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds during the three months ended December 31, 2011. No additional business interruption insurance proceeds associated with this event are anticipated.

Operating Income (Loss):

(in thousands, except percentages)	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
Fiber Optics operating income (loss)	$7,892	$(7,251)	$15,143	208.8%
Photovoltaics operating income (loss)	4,279	(1,633)	5,912	362.0%
Total operating income (loss)	$12,171	$(8,884)	$21,055	237.0%

(in thousands, except percentages)	For the Six Months Ended March 31,
	2013	2012	$ Change	% Change
Fiber Optics operating income (loss)	$7,497	$(18,444)	$25,941	140.6%
Photovoltaics operating income (loss)	7,520	(2,130)	9,650	453.1%
Total operating income (loss)	$15,017	$(20,574)	$35,591	173.0%

Income (loss) from operations represents revenue less the cost of revenue and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared service departments. Income (loss) from operations is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating income (loss) was 28.8% and (23.5)% for the three months ended March 31, 2013 and 2012, respectively, and 16.4% and (27.4)% for the six months ended March 31, 2013 and 2012, respectively.

Included in our operating income for the three and six months ended March 31, 2013 are $1.4 million of tax credits received. The amount received was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. There were no tax credits received during the three and six months ended March 31, 2012.

Other Income (Expense):

(in thousands, except percentages)	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
Interest expense, net	$(186)	$(121)	$(65)	(53.7)%
Foreign exchange (loss) gain	(21)	167	(188)	(112.6)%
Loss from equity method investment	—	(241)	241	100.0%
Change in fair value of financial instruments	(267)	(256)	(11)	4.3%
Total other expense	$(474)	$(451)	$(23)	(5.1)%

(in thousands, except percentages)	For the Six Months Ended March 31,
	2013	2012	$ Change	% Change
Interest expense, net	$(424)	$(250)	$(174)	(69.6)%
Foreign exchange gain	80	256	(176)	(68.8)%
Loss from equity method investment	—	(1,201)	1,201	100.0%
Change in fair value of financial instruments	(30)	(151)	121	(80.1)%
Total other income (expense)	$(374)	$(1,346)	$972	72.2%

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

Loss from Equity Method Investment
We entered into a joint venture agreement in fiscal 2010 with San'an Optoelectronics Co., Ltd. (San'an) for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from us. The joint venture, Suncore Photovoltaic Technology Co., Ltd. (Suncore) was established in January 2011. We have accounted for our investment in Suncore using the equity method of accounting. Pursuant to the joint venture agreement, San'an and EMCORE share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore. We continue to hold a 40% registered ownership in Suncore. As of March 31, 2013, our cumulative proportionate loss in Suncore has exceeded our net investment in Suncore by approximately $3.1 million. Pursuant to ASC 323-10, Investments—Equity Method and Joint Ventures – Overall, we stopped recording our proportionate share of Suncore's loss after our investment declined to a zero value since we have no obligation or intent to fund the deficit balance. We will resume applying the equity method only after our share of net income in Suncore equals the share of net losses not recognized during the period we suspended using the equity method. See Note 15 - Suncore Joint Venture in the notes to the condensed consolidated financial statements for additional information related to our Suncore joint venture.

Change in Fair Value of Financial Instruments
As of March 31, 2013 and September 30, 2012, warrants representing the right to purchase 400,001 and 750,011 shares, respectively, of our common stock were outstanding.

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

Income Tax Expense
During the three and six months ended March 31, 2013, we recorded income tax expense of $0.0 million and $0.1 million respectively, primarily due to federal alternative minimum income tax and state income taxes. During the three months ended March 31, 2013, we have considered certain tax planning strategies available to the Company that resulted in a decrease in our estimated annual effective tax rate for the year ended September 30, 2013.

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

Net Income (Loss):

(in thousands, except percentages)	For the Three Months Ended March 31,
	2013	2012	$ Change	% Change
Net income (loss)	$11,697	$(9,335)	$21,032	225.3%

(in thousands, except percentages)	For the Six Months Ended March 31,
	2013	2012	$ Change	% Change
Net income (loss)	$14,523	$(23,564)	$38,087	161.6%

Net income (loss) per basic and diluted share was $0.44 and $(0.40) for the three months ended March 31, 2013 and 2012, respectively. Net income per basic and diluted share was $0.55 and $0.54 for the six months ended March 31, 2013, respectively. Net loss per basic share and diluted share was $(1.00) for the six months ended March 31, 2012.

Order Backlog:

As of March 31, 2013, order backlog for our Photovoltaics segment totaled $36.5 million, an increase of 3% from $35.3 million reported as of December 31, 2012. The backlog as of March 31, 2013 and December 31, 2012 included $9.2 million and $3.4 million, respectively, of terrestrial solar cell orders and deferred revenue from our Suncore joint venture. Order backlog is defined as purchase orders or supply agreements accepted by us and deferred revenue with expected product delivery and/or services to be performed within the next twelve months. From time to time, our customers may request that we delay shipment of certain orders and our order backlog could also be adversely affected if our customers unexpectedly cancel purchase orders that we have previously accepted.

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

Cash Flow:

Net Cash Used In Operating Activities

Operating Activities (in thousands, except percentages)	For the Six Months Ended March 31,
	2013	2012	$ Change	% Change
Net cash provided by (used in) operating activities	$(10,198)	$10,955	$(21,153)	(193.1)%

Fiscal 2013:
Our operating activities consumed cash of $10.2 million for the six months ended March 31, 2013 primarily due to the changes in our current assets and liabilities (or working capital components) of $14.4 million and non-cash insurance proceeds of $19.0 million, partially offset by our net income of $14.5 million, depreciation, amortization and accretion expense of $4.1 million, stock-based compensation expense of $2.1 million and warranty provision of $2.4 million. The change in our current assets and liabilities was primarily the result of a decrease in accounts payable of $9.2 million, a decrease in accrued expenses and other current liabilities of $4.4 million, and an increase in inventory of $0.6 million, partially offset by a decrease in other assets of $2.4 million and accounts receivable of $2.6 million. The decrease in accounts payable is primarily a result of paying down balances that had increased in prior quarters with the proceeds received in the current period from the issuance of common stock and the collection of other current assets.

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

Net Cash Used In Investing Activities

Investing Activities (in thousands, except percentages)	For the Six Months Ended March 31,
	2013	2012	$ Change	% Change
Net cash used in investing activities	$(4,816)	$(6,567)	$1,751	26.7%

Fiscal 2013:
For the six months ended March 31, 2013, our investing activities consumed $4.8 million of cash primarily due to capital related expenditures of $5.0 million, and the funding of restricted cash of $0.2 million, partially offset by cash proceeds of $0.4 million related to the disposal of equipment.

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

Net Cash Provided By Financing Activities

Financing Activities (in thousands, except percentages)	For the Six Months Ended March 31,
	2013	2012	$ Change	% Change
Net cash provided by financing activities	$11,944	$4,095	$7,849	191.7%

Fiscal 2013:
For the six months ended March 31, 2013 our financing activities provided $11.9 million of net cash primarily from proceeds of $9.5 million from the sale of common stock, $1.5 million of proceeds related to borrowings from our bank credit facility, and $1.0 million in proceeds from stock plan transactions. See Note 1 - Description of Business in the notes to the consolidated financial statements for information related to borrowings from our bank credit facility.

Fiscal 2012:
For the six months ended March 31, 2012, our financing activities provided net cash of $4.1 million primarily due to borrowings from our bank credit facility.

Contractual Obligations and Commitments

Our contractual obligations and commitments over the next five years are summarized in the table below:

(in thousands)		As of March 31, 2013
	Total	2013	2014 to 2015	2016 to 2017	2018 and later
Purchase obligations	$19,506	$19,262	$157	$87	$—
Credit facility	20,779	20,779	—	—	—
Asset retirement obligations	5,075	—	409	33	4,633
Operating lease obligations	4,347	877	792	426	2,252
Total contractual obligations and commitments	$49,707	$40,918	$1,358	$546	$6,885

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

Credit Facility
As of March 31, 2013, we had a $20.8 million LIBOR rate loan outstanding, with an interest rate of 3.4%, and approximately $2.4 million reserved under six outstanding standby letters of credit under the credit facility.

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

On June 14, 2012, we entered into a Second Amendment to the credit facility, which amended among other things, the borrowing base increase under the First Amendment, which is subject to automatic reductions to (i) $8.1 million on July 1, 2012; and to (ii) $3.1 million on January 1, 2013. The Second Amendment automatically reduced the $8.1 million and $3.1 million thresholds referenced above to $5.0 million and $0, respectively, if the sale of certain assets did not occur. The amended credit facility no longer includes certain assets in the potential borrowing base including certain machinery and equipment and real estate.

On December 28, 2012, we entered into a Third Amendment to the credit facility, which amended among other things, the maturity date of the facility to November 11, 2015. The Third Amendment also amends the credit facility by adjusting the borrowing availability provided by machinery and equipment, which amount was then set at approximately $7.6 million and which was reduced monthly by approximately $101,000 through March 31, 2013, at which time the borrowing availability was reduced to $5.0 million and thereafter will be further reduced monthly by approximately $91,000.

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

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.     Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.

ITEM 1.     Legal Proceedings

See Note 11 - Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our legal proceedings.

ITEM 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012, which could materially affect our business, financial condition or future results. We do not believe the Company's risks have changed materially since we filed our Form 10-K on December 13, 2012. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.     Defaults Upon Senior Securities

Not Applicable.

ITEM 4.     Mine Safety Disclosures

Not Applicable.

ITEM 5.     Other Information

Not Applicable.

ITEM 6. Exhibits

10.1	2007 Directors' Stock Award Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement filed on January 25, 2013).†
31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.*‡
101.SCH	XBRL Taxonomy Extension Schema Document.*‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *‡
__________
* Filed herewith
† Management contract or compensatory plan
‡ Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	May 9, 2013	By:	/s/ Hong Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2013	By:	/s/ Mark Weinswig
Mark Weinswig
Chief Financial Officer (Principal Financial and Accounting Officer)