Form 10-Q
period 2013-06-30
EMCORE CORP
filed 2013-08-06
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of July 31, 2013, the number of shares outstanding of our no par value common stock totaled 26,762,004.

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
For The Quarterly Period Ended June 30, 2013

PART I.	Financial Information

ITEM 1.	Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Nine Months Ended June 30, 2013 and 2012
(in thousands, except net income (loss) per share)
(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Revenue	$33,473	$41,062	$125,056	$116,293
Cost of revenue	29,429	36,677	102,231	103,064
Gross profit	4,044	4,385	22,825	13,229
Operating expense (income):
Selling, general, and administrative	7,039	8,758	20,714	24,603
Research and development	4,674	4,996	14,176	17,757
Impairment	—	1,425	—	1,425
Litigation settlements	—	1,050	—	1,050
Flood-related (recovery) loss	—	(293)	—	5,519
Flood-related insurance proceeds	—	—	(19,000)	(5,000)
Gain on sale of assets	—	(2,793)	(413)	(2,793)
Total operating expense	11,713	13,143	15,477	42,561
Operating (loss) income	(7,669)	(8,758)	7,348	(29,332)
Other income (expense):
Interest expense, net	(185)	(146)	(609)	(396)
Foreign exchange gain (loss)	181	(196)	261	60
Loss from equity method investment	—	—	—	(1,201)
Change in fair value of financial instruments	373	61	343	(90)
Other expense	17	—	17	—
Total other income (expense)	386	(281)	12	(1,627)
Income (loss) before income tax expense	(7,283)	(9,039)	7,360	(30,959)
Income tax expense	—	—	(120)	(1,644)
Net income (loss)	$(7,283)	$(9,039)	$7,240	$(32,603)
Foreign exchange translation adjustment	137	9	130	434
Comprehensive income (loss)	$(7,146)	$(9,030)	$7,370	$(32,169)
Per share data:
Net income (loss) per basic share	$(0.27)	$(0.38)	$0.27	$(1.39)
Net income (loss) per diluted share	$(0.27)	$(0.38)	$0.27	$(1.39)
Weighted-average number of basic shares outstanding	26,609	23,686	26,320	23,441
Weighted-average number of diluted shares outstanding	26,609	23,686	26,620	23,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of June 30, 2013 and September 30, 2012
(in thousands, except per share data)
(unaudited)

	As of	As of
	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,914	$9,047
Restricted cash	702	82
Accounts receivable, net of allowance of $3,378 at June 30, 2013 and $3,279 at September 30, 2012	39,289	36,939
Inventory	36,391	35,192
Prepaid expenses and other current assets	11,222	14,146
Total current assets	93,518	95,406
Property, plant, and equipment, net	50,665	47,896
Goodwill	20,384	20,384
Other intangible assets, net	2,476	3,428
Other non-current assets, net of allowance of $3,445 at June 30, 2013 and $3,419 at September 30, 2012	1,067	2,752
Total assets	$168,110	$169,866
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$20,061	$19,316
Accounts payable	22,460	38,814
Warrant liability	327	670
Accrued expenses and other current liabilities	26,010	32,635
Total current liabilities	68,858	91,435
Asset retirement obligations	5,129	5,004
Deferred gain associated with sale of assets	3,400	3,400
Other long-term liabilities	693	1,004
Total liabilities	78,080	100,843
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 26,801 shares issued and 26,761 shares outstanding as of June 30, 2013; 24,412 shares issued and 24,372 shares outstanding as of September 30, 2012	735,982	722,345
Treasury stock, at cost; 40 shares	(2,071)	(2,071)
Accumulated other comprehensive income	1,506	1,376
Accumulated deficit	(645,387)	(652,627)
Total shareholders’ equity	90,030	69,023
Total liabilities and shareholders’ equity	$168,110	$169,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2013 and 2012
(in thousands)
(unaudited)

	For the Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$7,240	$(32,603)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment	—	1,425
Depreciation, amortization, and accretion expense	6,161	7,118
Stock-based compensation expense	3,285	5,997
Provision adjustments related to doubtful accounts	(65)	(175)
Provision adjustments related to product warranty	2,615	189
Provision for losses on inventory purchase commitments	—	1,621
Loss from equity method investment	—	1,201
Change in fair value of financial instruments	(343)	90
Net gain on disposal of equipment	—	(3)
Flood-related loss	—	5,519
Non-cash insurance proceeds	(16,134)	—
Gain on sale of assets	—	(2,793)
Total non-cash adjustments	(4,481)	20,189
Changes in operating assets and liabilities:
Accounts receivable	(2,256)	4,494
Inventory	(1,369)	(13,504)
Other assets	4,403	(248)
Accounts payable	(11,202)	9,750
Accrued expenses and other current liabilities	(5,058)	7,896
Total change in operating assets and liabilities	(15,482)	8,388
Net cash used in operating activities	(12,723)	(4,026)
Cash flows from investing activities:
Purchase of equipment	(6,753)	(9,802)
Deposits on equipment orders	(3)	(1,887)
Flood-related insurance proceeds from equipment	5,373	—
Dividend from an unconsolidated affiliate	—	1,644
Proceeds from sale of assets	—	13,121
Increase in restricted cash	(619)	(27)
Proceeds from disposal of property, plant and equipment	397	—
Net cash (used in) provided by investing activities	(1,605)	3,049
Cash flows from financing activities:
Net proceeds from borrowings from credit facilities	745	4,735
Proceeds from sale of common stock	9,475	—
Proceeds from stock plans	1,018	671
Net cash provided by financing activities	11,238	5,406
Effect of exchange rate changes on foreign currency	(43)	218
Net (decrease) increase in cash and cash equivalents	(3,133)	4,647
Cash and cash equivalents at beginning of period	9,047	15,598
Cash and cash equivalents at end of period	$5,914	$20,245
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$536	$329
Cash paid during the period for income taxes	$15	$1,644
NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of capital lease and accounts payable	$10,761	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2013
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

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. This transaction was recorded as a sale of assets since it did not meet the criteria to be considered a component of our business. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of June 30, 2013 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Payment of escrow amounts occurs over a two-year period and is subject to claim adjustments. In total, we deferred approximately $4.9 million of the total paid by SEI as a gain on sale until the indemnification obligation of $3.4 million and $1.5 million of purchase price adjustment contingencies are resolved. During the nine months ended June 30, 2013, we resolved the purchase price contingencies resulting in the reduction of the purchase price by $1.1 million. The reduced purchase price is recorded as an offset to the escrow receivable of $2.6 million while an additional $0.4 million of gain on sale of assets was recognized during the nine months ended June 30, 2013. There remains a deferred gain of $3.4 million related to our indemnification obligation at June 30, 2013.

In May 2012, we also entered into a separate facility lease and transition services agreement (TSA) with SEI related to financial services, supply chain, facility, and information infrastructure support functions to be provided by us. We believe the values assigned to the facility lease and TSA approximate fair value. During the three and nine months period ended June 30, 2013, we recognized $0.8 million and $2.1 million, respectively, related to TSA fees and facility rental income which was recorded as a benefit against operating expenses incurred for such services.

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

As of June 30, 2013, cash and cash equivalents totaled $5.9 million and net working capital totaled approximately $24.7 million. Working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the three months ended June 30, 2013, we had a net loss of $7.3 million and for the nine months ended June 30, 2013, we had net income of $7.2 million. Net cash used in operating activities for the nine months ended June 30, 2013 totaled $12.7 million.

With respect to measures taken to improve liquidity:

•
Credit Facility: In November 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank (Wells Fargo). The credit facility, as it has been amended, currently provides us with a revolving credit of up to $35.0 million through November 2015 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable and inventory accounts, as further described below.

Our credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, minimum tangible net worth and EBITDA covenants, and limitations on liens and certain additional indebtedness and guarantees. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of June 30, 2013, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $3.5 million financial covenant requirement.

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

The Third Amendment also maintained the Company's minimum cash balance and excess liquidity requirement at $3.5 million through June 30, 2013, which had been scheduled to increase to $7.5 million on December 31, 2012, below which certain financial covenants are triggered which relate to minimum tangible net worth, minimum EBITDA amounts and limitations on capital expenditures. The amounts of these financial covenants were amended from those previously introduced in the First Amendment.

On May 21, 2013, we entered into a Fourth Amendment to the credit facility, which amended among other things the borrowing base of the facility and the liquidity requirement. The Fourth Amendment adjusts the borrowing base by including accounts which are not yet earned by the final rendition of services by the Company including progress billings and that portion of those accounts earned but not yet invoiced. The borrowing base for these accounts will be the lesser of (1) 60% of these accounts, or (2) $5.0 million through June 30, 2013, which amount will be reduced to $3.0 million on July 1, 2013 and reduced to $0 million on December 31, 2013.
The Fourth Amendment also maintains the Company's minimum cash balance and excess liquidity requirement at $3.5 million until March 31, 2014, which was scheduled to increase to $4.5 million on June 30, 2013, below which certain financial covenants are triggered which relate to minimum tangible net worth, minimum EBITDA amounts and limitations on capital expenditures. On March 31, 2014, the liquidity requirement will be increased to $5.5 million and increased to $7.5 million on June 30, 2014.

As of June 30, 2013, we had a $20.1 million LIBOR rate loan outstanding under our credit facility, with an interest rate of 3.4%. As of July 31, 2013, the outstanding balance under this credit facility totaled approximately $13.0 million. As of June 30, 2013, the credit facility also had $1.2 million reserved for four outstanding stand-by letters of credit, leaving a remaining $2.1 million borrowing availability balance under this credit facility. We now expect at least 70% of the $35.0 million credit facility to be available for use over the remainder of fiscal year 2013.

•	October 2012 Stock Sale: On October 3, 2012 we sold 1,832,410 shares of common stock for net proceeds of $9.5 million. See Note 13 - Equity for additional disclosures related to the stock sale.

•
Equity Facility: In August 2011, we entered into a committed equity line financing facility (equity facility) with Commerce Court Small Cap Value Fund, Ltd. ("Commerce Court") whereby Commerce Court has committed, upon issuance of a draw-down request by us, to purchase up to $50 million worth of our common stock over a two-year period, subject to our common stock trading above $4 per share, as adjusted for the reverse stock split, during the draw down period, unless a waiver is received. As of June 30, 2013, there have been no draw down transactions completed under this equity facility. Unless amended, the equity facility with Commerce Court will expire automatically pursuant to its terms on September 1, 2013.

•
Impact From Thailand Flood: In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expect to receive. We were not a named beneficiary of our contract manufacturer's insurance policy. As of September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. In addition, during the nine months ended June 30, 2013, we capitalized an additional $1.2 million of new manufacturing lines and recorded a corresponding amount of capital lease obligation. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds. Flood-related insurance proceeds related to inventory and equipment destroyed by the Thailand flood are recognized when they become realized. In December 2012, we recorded flood-related insurance proceeds of $4.2 million in the form of forgiveness of $2.2 million of outstanding capital lease obligations and $2.0 million of outstanding payables. In March 2013, we received the final flood-related insurance proceeds of $14.8 million in the form of a receivable of $8.2 million, which we received cash payment for in April 2013, forgiveness of $3.4 million of outstanding capital lease obligations and $3.2 million of outstanding payables. No additional flood-related insurance proceeds associated with this event are anticipated. See Note 9 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

We believe that our existing balances of cash and cash equivalents and amounts expected to be available under our credit and equity facilities will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next twelve months.

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

ASC 820, Fair Value Measurements, establishes a valuation hierarchy for disclosure of the inputs to valuation techniques used to measure fair value. This standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table lists our financial assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurement
(in thousands)	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
As of June 30, 2013
Assets:
Cash and cash equivalents	$5,914	—	—	$5,914
Restricted cash	702	—	—	702
Liabilities:
Warrant liability	—	327	—	327
As of September 30, 2012
Assets:
Cash and cash equivalents	$9,047	—	—	$9,047
Restricted cash	82	—	—	82
Liabilities:
Warrant liability	—	670	—	670

Cash consists primarily of bank deposits or, occasionally, highly liquid short-term investments with a maturity of three months or less at the time of purchase.

Restricted cash represents temporarily restricted deposits held as compensating balances against short-term borrowing arrangements.

As of June 30, 2013 and September 30, 2012, warrants representing the right to purchase 400,001 and 750,011 shares, respectively, of our common stock were outstanding. All of our warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive income (loss) when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to effect a mandatory exercise of each warrant. The valuation model requires the input of highly subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of our warrants has been primarily due to the change in the closing price of our common stock.

The carrying amounts of accounts receivable, prepaid expenses and other current assets, borrowings from our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

NOTE 4.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	June 30, 2013	September 30, 2012
Accounts receivable	$34,683	$33,893
Accounts receivable – unbilled	7,984	6,325
Accounts receivable, gross	42,667	40,218
Allowance for doubtful accounts	(3,378)	(3,279)
Accounts receivable, net	$39,289	$36,939

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

As of June 30, 2013 and September 30, 2012, we had $10.7 million and $6.3 million, respectively, of accounts receivable recorded using the percentage of completion method. Of these amounts, $3.5 million was invoiced and $7.2 million was unbilled as of June 30, 2013 and $1.9 million was invoiced and $4.4 million was unbilled as of September 30, 2012.

Included in accounts receivable, net at June 30, 2013 and September 30, 2012 is $5.6 million and $2.3 million, respectively, from sales to Suncore. See Note 15 - Suncore Joint Venture for additional disclosures related to Suncore.

NOTE 5.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	June 30, 2013	September 30, 2012
Raw materials	$13,516	$14,471
Work in-process	4,974	8,853
Finished goods	17,901	11,868
Inventory	$36,391	$35,192

During the nine months ended June 30, 2012, we recorded flood-related losses associated with damaged inventory of approximately $3.7 million. See Note 9- Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

NOTE 6.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	June 30, 2013	September 30, 2012
Land	$1,502	$1,502
Building and improvements	18,591	19,065
Equipment	22,295	15,088
Furniture and fixtures	103	206
Computer hardware and software	925	1,017
Leasehold improvements	3,043	3,598
Construction in progress	4,206	7,420
Property, plant, and equipment, net	$50,665	$47,896

During the three months ended December 31, 2011, we recorded flood-related losses associated with damaged equipment of approximately $1.8 million. In addition, equipment under capital lease totaling $1.9 million was also damaged by the Thailand flood and was written off against our outstanding capital lease obligation during the three month period ended December 31, 2011. We have entered into agreements with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expected to receive. As of September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. In addition, during the three and nine months ended June 30, 2013, we capitalized an additional $0.9 million and $1.2 million, respectively, of new manufacturing lines and recorded a corresponding amount of capital lease obligation. In December 2012, we received flood-related insurance proceeds of $4.2 million in the form of forgiveness of $2.2 million of outstanding capital lease obligations and $2.0 million of outstanding payables. In March 2013 we recorded the final flood-related insurance proceeds of $14.8 million in the form of a receivable of $8.2 million, which we received cash payment for in April 2013, forgiveness of $3.4 million of outstanding capital lease obligations and $3.2 million of outstanding payables. The receivable balance of $8.2 million was paid in April 2013. See Note 9 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

As of June 30, 2013 and September 30, 2012, accumulated depreciation was approximately $77.7 million and $74.5 million, respectively.

NOTE 7.	Intangible Assets

The following table sets forth the carrying value of intangible assets by reporting segment:

(in thousands)	As of June 30, 2013			As of September 30, 2012
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Fiber Optics:
Core Technology	$12,727	$(11,654)	$1,073	$12,727	$(11,150)	$1,577
Customer Relations	3,511	(2,575)	936	3,511	(2,359)	1,152
Patents	4,697	(4,469)	228	4,697	(4,381)	316
	20,935	(18,698)	2,237	20,935	(17,890)	3,045
Photovoltaics:
Patents	1,972	(1,733)	239	1,972	(1,589)	383
Total	$22,907	$(20,431)	$2,476	$22,907	$(19,479)	$3,428

Amortization expense related to intangible assets is included in sales, general, and administrative expense on our statement of operations and comprehensive income (loss). Based on the carrying amount of our intangible assets as of June 30, 2013, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense
(in thousands)
Three months ended September 30, 2013	$317
Fiscal year ended September 30, 2014	1,017
Fiscal year ended September 30, 2015	555
Fiscal year ended September 30, 2016	555
Fiscal year ended September 30, 2017	32
Thereafter	—
Total	$2,476

NOTE 8.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	June 30, 2013	September 30, 2012
Compensation	$5,716	$3,798
Warranty	4,821	3,692
Termination fee	2,775	2,775
Professional fees	740	938
Royalty	1,193	1,445
Customer deposits	775	2,408
Deferred revenue	4,735	6,670
Self insurance	1,310	1,155
Capital lease obligations	—	4,411
Income and other taxes	1,330	1,573
Loss on sale contracts	753	765
Severance and restructuring accruals	808	1,521
Loss on inventory purchase commitments	—	723
Other	1,054	761
Accrued expenses and other current liabilities	$26,010	$32,635

Customer deposits: We signed agreements with certain customers related to our Fiber Optics segment pursuant to which they have received an allocation of our finished goods inventory that was not damaged by the Thailand flood and have started to receive a percentage of output from our new production lines placed into service. As consideration, we received $6.8 million as partial prepayments for future product shipments, of which none is outstanding as of June 30, 2013. The remaining customer deposits are in the normal course of business.

Capital lease obligations: As of September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. In addition, during the nine months ended June 30, 2013, we capitalized an additional $1.2 million of manufacturing lines and recorded a corresponding amount of capital lease obligations. See Note 9 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

Severance and restructuring accruals: In August 2012, Mr. Reuben Richards, Jr. proposed to the Board to step-down from his position as the Company's Executive Chairman and all other positions he held as an officer or employee of the Company and its affiliates, effective as of September 30, 2012. Mr. Richards remained as Chairman of the Board and a member of the Board.

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

(in thousands)	Severance-related accruals	Restructuring-related accruals	Total
Balance as of September 30, 2012	$1,105	$416	1,521
Expense - charged to accrual	430	—	430
Payments and accrual adjustments	(766)	(377)	(1,143)
Balance as of June 30, 2013	$769	$39	$808

The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Balance at beginning of period	$6,350	$4,594	$4,100	$4,566
Provision for product warranty - expense	214	103	2,615	189
Adjustments and utilization of warranty accrual	(1,539)	(304)	(1,690)	(362)
Balance at end of period	$5,025	$4,393	$5,025	$4,393
Current portion	$4,821	$3,985	$4,821	$3,985
Non-current portion	204	408	204	408
Product warranty liability at end of period	$5,025	$4,393	$5,025	$4,393

The increase in our provision for product warranty expense for the nine months ended June 30, 2013 compared to the same periods in 2012 was the net result of a specific customer warranty claim and settlement of another specific customer warranty claim.

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

Instead of completely rebuilding all flood-damaged manufacturing lines in Thailand, management decided to realign the Company's fiber optics product portfolio and focus on business areas with strong technology differentiation and growth opportunities. Management identified certain inventory on order related to manufacturing product lines that were destroyed by the Thailand flood and will not be replaced. This expense, which totaled $0.3 million and $1.6 million, respectively, for the three and nine months ended June 30, 2012, was recorded within cost of revenue on our statement of operations and comprehensive loss.

In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expected to receive. We were not a named beneficiary of our contract manufacturer's insurance policy. As of September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. In addition, during the nine months ended June 30, 2013, we capitalized an additional $1.2 million of new manufacturing lines and recorded a corresponding amount to capital lease obligation. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds. Flood-related insurance proceeds related to inventory and equipment destroyed by the Thailand flood are recognized when they become realized. In September 2012 we received cash flood-related insurance proceeds of $4.0 million. In December 2012, we received flood-related insurance proceeds of $4.2 million in the form of forgiveness of $2.2 million of outstanding capital lease obligations and $2.0 million of outstanding payables. In March 2013, we received the final flood-related insurance proceeds of $14.8 million in the form of a receivable of $8.2 million, which we received cash payment for in April 2013, forgiveness of $3.4 million of outstanding capital lease obligations and $3.2 million of outstanding payables. No additional flood-related insurance proceeds associated with this event are anticipated. Additionally, we also claimed damages and received proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds during the fiscal year ended September 30, 2012. No additional business interruption insurance proceeds associated with this event are anticipated.

The flooding has delayed our development and introduction of new fiber optics-related products and technologies. Delays in implementing new technologies and introducing new products may reduce our revenue and adversely affect our consolidated results of operations into the future.

NOTE 10.	Income and other Taxes

During the nine months ended June 30, 2013, there were no material increases or decreases in unrecognized tax benefits. As of June 30, 2013, we had approximately $215,000 of interest and penalties accrued as tax liabilities on our balance sheet.
During the three and nine months ended June 30, 2013, we incurred $0.0 million and $0.1 million, respectively, of income tax expense primarily due to federal alternative minimum tax and state income tax. During the nine months ended June 30, 2013, we have considered certain tax planning strategies available to the Company that resulted in a decrease in our estimated annual effective tax rate for the year ending September 30, 2013.
During the three months ended December 31, 2011, as part of an equity recapitalization at our Suncore joint venture we received a deemed capital distribution of $14.8 million. The deemed capital distribution was subject to a 10% foreign withholding tax. As a result, we were subject to a $1.6 million foreign tax expense and Suncore made a cash dividend for an equal amount. The foreign tax expense was treated as a tax credit for U.S. tax purposes. No tax expense was incurred during the three months ended June 30, 2012. See Note 15 - Suncore Joint Venture for additional disclosures related to this foreign income tax expense.
We file income tax returns in the U.S. federal, state, and local jurisdictions and, currently, no federal, state, and local income tax returns are under examination. The following tax years remain open to assessment for each of the more significant jurisdictions where we are subject to income taxes: after fiscal year 2009 for U.S. federal, after fiscal year 2007 for the state of California, and after fiscal year 2008 for the state of New Mexico.
Included in our operating income for the three and nine months ended June 30, 2013 were $0.4 million and $1.8 million, respectively of New Mexico incentive tax credits received. The amount received was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. These credits will result in cash refunds and reduction of future payroll and compensation taxes. There were no incentive tax credits received during the three and nine months ended June 30, 2012.

NOTE 11.	Commitments and Contingencies

Operating Lease Obligations: We lease certain land, facilities, and equipment under non-cancelable operating leases. Operating lease amounts above exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.6 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively and approximately $1.8 million and $2.0 million for the nine months ended June 30, 2013 and 2012, respectively.  There are no off-balance sheet arrangements other than our operating leases.

Capital Lease Obligations: Equipment under capital lease as of September 30, 2011 was damaged by the Thailand flood and was written off against our outstanding capital lease obligation. During fiscal year 2012, we entered into agreements with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expected to receive. As of September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. In December 2012, we received flood-related insurance proceeds of $4.2 million in the form of forgiveness of $2.2 million of outstanding capital lease obligations and $2.0 million of outstanding payables. In March 2013, we received the final flood-related insurance proceeds of $14.8 million in the form of a receivable of $8.2 million which we received cash payment for in April 2013, forgiveness of $3.4 million of outstanding capital lease obligations and $3.2 million of outstanding payables. See Note 9 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

Asset Retirement Obligations: We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our asset retirement obligations include assumptions related to renewal option periods for those facilities where we expect to extend lease terms. In future periods, the asset retirement obligation is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment will be recorded to both the asset retirement obligation and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. The fair value of our asset retirement obligations were estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 5.78%. There were no liabilities associated with asset retirements that were settled during the nine months ended June 30, 2013. Accretion expense of $0.1 million and $0.2 million was recorded during the three and nine months ended June 30, 2013, respectively.

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

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims as of June 30, 2013. In March 2012, we entered into a Master Purchase Agreement with SEI, pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of June 30, 2013 and September 30, 2012 as a result of these contingencies. In April and May 2013, we received letters from SEI asserting indemnification claims under the Master Purchase Agreement up to $1.5 million. As of August 6, 2013, there has been no resolution to these claims. See Note 1 - Description of Business in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

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

On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank (Wells Fargo). The credit facility, as it has been amended, currently provides us with a three-year revolving credit of up to $35 million through November 2015 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's accounts receivables and inventory assets and was subject to a borrowing base formula based on the Company's eligible accounts receivable and inventory accounts, as further described below.

The credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, minimum tangible net worth and EBITDA covenants and limitations on liens and certain additional indebtedness and guarantees. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement of $7.5 million prior to the amendment, and $3.5 million following the amendments discussed below, the other covenants are not required to be met. As of June 30, 2013, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $3.5 million financial covenant requirement.

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
The Third Amendment also maintained the Company's minimum cash balance and excess liquidity requirement at $3.5 million through June 30, 2013, which had been scheduled to increase to $7.5 million on December 31, 2012, below which certain financial covenants are triggered which relate to minimum tangible net worth, minimum EBITDA amounts and limitations on capital expenditures. The amounts of these financial covenants were amended from those previously introduced in the First Amendment.
On May 21, 2013, we entered into a Fourth Amendment to the credit facility, which amended among other things the borrowing base of the facility and the liquidity requirement. The Fourth Amendment adjusts the borrowing base by including accounts which are not yet earned by the final rendition of services by the Company including progress billings and that portion of those accounts earned but not yet invoiced. The borrowing base for these accounts will be the lesser of (1) 60% of these accounts, or (2) $5.0 million through June 30, 2013, which amount will be reduced to $3.0 million on July 1, 2013 and reduced to $0 million on December 31, 2013.
The Fourth Amendment also maintains the Company's minimum cash balance and excess liquidity requirement at $3.5 million until March 31, 2014, which was scheduled to increase to $4.5 million on June 30, 2013, below which certain financial covenants are triggered which relate to minimum tangible net worth, minimum EBITDA amounts and limitations on capital expenditures. On March 31, 2014, the liquidity requirement will be increased to $5.5 million and increased to $7.5 million on June 30, 2014.
As of June 30, 2013, we had a $20.1 million LIBOR rate loan outstanding, with an interest rate of 3.4%, and approximately $1.2 million reserved for four outstanding stand-by letters of credit under the credit facility. We now expect at least 70% of the $35.0 million credit facility to be available for use over the remainder of fiscal year 2013.

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

The following table summarizes stock option activity under the Equity Plans for the nine months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2012	2,032,215	$17.76
Granted	72,650	$4.47
Exercised	(77,740)	$4.94		$93
Forfeited	(58,345)	$7.19
Expired	(193,808)	$20.18
Outstanding as of June 30, 2013	1,774,972	$17.86	4.60
Exercisable as of June 30, 2013	1,468,333	$20.53	3.94	$7
Vested and expected to vest as of June 30, 2013	1,736,536	$18.15	4.51	$7

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price.

As of June 30, 2013, there was approximately $0.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 2.4 years.

Valuation Assumptions

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%	—%	—%
Expected stock price volatility rate	96.7%	104.2%	96.8%	104.4%
Risk-free interest rate	1.3%	0.8%	1.1%	0.8%
Expected term (in years)	6.0	5.0	6.0	5.0

Weighted average grant date fair value per share of stock options granted:	$2.98	$3.04	$3.45	$3.09

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

The following table summarizes the activity related to RSAs and RSUs for the nine months ended June 30, 2013:

Restricted Stock Activity	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2012	216,703	$5.83	700,043	$4.44
Granted	—	—	528,300	$4.63
Vested	(106,797)	$5.83	(177,509)	$3.87
Forfeited	(8,208)	$5.68	(92,967)	$4.49
Non-vested as of June 30, 2013	101,698	$5.84	957,867	$4.65

Restricted stock awards: As of June 30, 2013, there was approximately $0.3 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 0.6 years.

Restricted stock units: As of June 30, 2013, there was approximately $2.8 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.0 years. The 1.0 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $3.4 million and a weighted average remaining contractual term of 1.2 years. Of the 1.0 million outstanding non-vested RSUs, approximately 0.9 million RSUs are expected to vest and have an aggregate intrinsic value of approximately $3.1 million and a weighted average remaining contractual term of 1.2 years.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Employee stock options	$163	$232	$544	$2,367
Restricted stock awards and units	547	605	1,468	2,126
Employee stock purchase plan	124	124	380	537
401(k) match in common stock	267	280	780	755
Outside director fees in common stock	51	34	113	212
Total stock-based compensation expense	$1,152	$1,275	$3,285	$5,997

Stock-based Compensation Expense - by expense type	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Cost of revenue	$311	$220	$916	$1,289
Selling, general, and administrative	485	708	1,326	2,954
Research and development	356	347	1,043	1,754
Total stock-based compensation expense	$1,152	$1,275	$3,285	$5,997

Income (Loss) Per Share.
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net Income (Loss) Per Share	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands, except per share)	2013	2012	2013	2012

Numerator - Net income (loss)	$(7,283)	$(9,039)	$7,240	$(32,603)
Less: Undistributed earnings allocated to participating securities	—	—	(42)	—
Undistributed earnings allocated to common shareholders for basic net income (loss) per share	$(7,283)	$(9,039)	$7,198	$(32,603)
Undistributed earnings allocated to common shareholders for diluted net income (loss) per share	$(7,283)	$(9,039)	$7,198	$(32,603)
Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	26,609	23,686	26,320	23,441
Dilutive options outstanding, unvested stock units and ESPP	—	—	300	—
Denominator for diluted net income (loss) per share - adjusted weighted average shares outstanding	26,609	23,686	26,620	23,441
Basic net income (loss) per share	$(0.27)	$(0.38)	$0.27	$(1.39)
Diluted net income (loss) per share	$(0.27)	$(0.38)	$0.27	$(1.39)
Weighted average antidilutive options, unvested restricted stock units and awards, warrants and ESPP shares excluded from the computation	2,873	3,531	2,467	3,604
Average market price of common stock	$4.11	$4.19	$4.81	$4.27

The antidilutive stock options and unvested stock were excluded from the computation of diluted net income (loss) per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.

Future Issuances

As of June 30, 2013, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	1,774,972
Unvested restricted stock units	957,867
Purchases under the employee stock purchase plan	636,001
Issuance of stock-based awards under the Equity Plans	584,730
Exercise of outstanding warrants	400,001
Purchases under the officer and director share purchase plan	93,745
Total reserved	4,447,316

NOTE 14.	Segment Data and Related Information

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

Segment Revenue	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Fiber Optics revenue	$21,560	$25,827	$74,368	$66,068
Photovoltaics revenue	11,913	15,235	50,688	50,225
Total revenue	$33,473	$41,062	$125,056	$116,293

Revenue by Geographic Region	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands)	2013	2012	2013	2012
United States	$21,674	$30,249	$84,665	$79,466
Asia	10,012	7,413	27,737	17,898
Europe	1,605	1,333	11,710	4,877
Other	182	2,067	944	14,052
Total revenue	$33,473	$41,062	$125,056	$116,293

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

Significant Customers: Revenue from Suncore represented 11% of our consolidated revenues for the three months ended June 30, 2013. See Note 15 - Suncore Joint Venture for additional disclosures related to the Suncore revenues. No single customer from the Fiber segment segment represented greater than 10% of our consolidated revenue for the three and nine months ended June 30, 2013. Revenue from one customer of the Photovoltaics segment represented 16% and 15% of our consolidated revenue for the three and nine months ended June 30, 2012.

Operating Income (Loss): The following table sets forth operating income (loss) attributable to each of our reporting segments.

Operating Income (Loss)	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Fiber Optics operating income (loss)	$(8,998)	$(3,840)	$(1,501)	$(22,284)
Photovoltaics operating income (loss)	1,329	(4,918)	8,849	(7,048)
Total operating income (loss)	$(7,669)	$(8,758)	$7,348	$(29,332)

Non-Cash Expenses: The following tables set forth our significant non-cash expenses attributable to each of our reporting segments.

Depreciation, Amortization, and Accretion Expense	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Fiber Optics segment	$1,479	$993	$4,145	$3,919
Photovoltaics segment	620	973	2,016	3,199
Total depreciation, amortization, and accretion expense	$2,099	$1,966	$6,161	$7,118

Stock-based Compensation Expense	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Fiber Optics segment	$686	$843	$2,114	$3,813
Photovoltaics segment	466	432	1,171	2,184
Total stock-based compensation expense	$1,152	$1,275	$3,285	$5,997

Long-lived Assets: Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of our reporting segments and our unallocated Corporate division.

Long-lived Assets	As of	As of
(in thousands)	June 30, 2013	September 30, 2012
Fiber Optics segment	$25,057	$24,209
Photovoltaics segment	39,806	40,252
Unallocated Corporate division	8,662	7,247
Long-lived assets	$73,525	$71,708

As of June 30, 2013 and September 30, 2012, approximately 77% and 86%, respectively, of our long-lived assets were located in the United States.

NOTE 15.	Suncore Joint Venture

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

In November 2011, we agreed to grant Suncore an exclusive license to use certain intellectual property and know-how, both existing and to-be-developed, related to the fabrication process and testing of terrestrial CPV solar cells on terrestrial CPV solar systems solely within the PRC, Hong Kong, Macau, and Taiwan (the licensed territory) and be able to use, market, and sell the terrestrial CPV solar cells worldwide, excluding only the United States. This licensing agreement valued at $2.5 million does not include intellectual property associated with the development of space qualified or radiation hardened solar cells. Suncore has not fulfilled all the requirements necessary to initiate payment for this license; as a result, we did not record any receivables from Suncore associated with this license agreement as of June 30, 2013.

Pursuant to the joint venture agreement, San'an and EMCORE share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore. We continue to hold a 40% registered ownership in Suncore. As of June 30, 2013, our cumulative proportionate loss in Suncore has exceeded our net investment in Suncore by approximately $3.2 million. Pursuant to ASC 323-10, Investments—Equity Method and Joint Ventures – Overall, we stopped recording our proportionate share of Suncore's loss after our investment declined to a zero value since we have no obligation or intent to fund the deficit balance. We will resume applying the equity method only after our share of net income in Suncore equals the share of net losses not recognized during the period we suspended using the equity method.

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

During the three and nine months ended June 30, 2013, we recorded revenue from Suncore of $3.8 million and $9.3 million, respectively. During the three and nine months ended June 30, 2012, we recorded revenue from Suncore of $1.6 million and $3.7 million, respectively. During the nine months ended June 30, 2012, we recorded a loss associated with our Suncore joint venture totaling $1.2 million.

In March 2013, we sold certain solar assets and our ownership interest in Emcore Solar New Mexico (“ESNM”) to Suncore for $1.5 million and deferred the related gain of $0.3 million. Included in other current assets as of June 30, 2013 and September 30, 2012 is $3.5 million and $0, respectively, for amounts due from Suncore related to the ESNM sales transaction, transaction services provided in accordance with the August 2012 definitive agreement, and other smaller amounts.
In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'An Optoelectronics Co., Ltd. ("San'An") for a purchase price of $4.8 million. The value of our registered ownership interest in Suncore was $0 in the financial statements as of June 30, 2013.
Under the terms of the Transfer Agreement, each of the parties agreed to indemnify the other for any losses incurred as a result of either party's breach of its obligations under the Transfer Agreement. Closing is subject to customary conditions, including Chinese regulatory approvals. The payment for the purchase price will be made upon the completion of the share transfer, which is expected to occur during the fourth quarter of fiscal 2013. Upon completion of the share transfer, the Company expects to recognize $3.3 million of deferred revenue from Suncore included in the financial statements as of June 30, 2013, as well as the resulting gain of $4.8 million on our registered ownership interest.

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

Business Overview

EMCORE Corporation and its subsidiaries (referred to herein as the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the broadband, fiber optics, satellite, and solar power markets. We were established in 1984 as a New Jersey corporation and we have two reporting segments: Fiber Optics and Photovoltaics. EMCORE's Fiber Optics business segment provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV) and Fiber-To-The-Premise (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications. Our solar Photovoltaics business segment provides products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells (CICs) and complete satellite solar panels, and terrestrial applications, including high-efficiency GaAs solar cells for concentrating photovoltaic (CPV) power systems.

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

In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'An for a purchase price of $4.8 million. Following the completion of the transfer, San'An will own 100% of the equity interests in Suncore. The transfer is expected to close during the fourth quarter of fiscal 2013. See Note 15 - Suncore Joint Venture in the notes to the condensed consolidated financial statements for more information regarding Suncore.

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

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. This transaction was recorded as a sale of assets since it did not meet the criteria to be considered a component of our business. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale, and we have recorded this amount as a deferred gain on our balance sheet as of June 30, 2013 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Payment of escrow amounts occurs over a two-year period and is subject to claim adjustments. In total, we deferred approximately $4.9 million of the total paid by SEI as a gain on sale until the indemnification obligation of $3.4 million and $1.5 million of purchase price adjustment contingencies are resolved. During the nine months ended June 30, 2013, we resolved the purchase price contingencies resulting in the reduction of the purchase price by $1.1 million. The reduced purchase price is recorded as an offset to the escrow receivable of $2.6 million while an additional $0.4 million of gain on sale of assets was recognized during the nine months ended June 30, 2013. There remains a deferred gain of $3.4 million related to our indemnification obligation at June 30, 2013. See Note 1 - Description of Business in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	87.9	89.3	81.7	88.6
Gross profit	12.1	10.7	18.3	11.4
Operating expense (income):
Selling, general, and administrative	21.0	21.3	16.6	21.2
Research and development	14.0	12.2	11.3	15.3
Impairment	—	3.5	—	1.2
Litigation settlements, net	—	2.6	—	0.9
Flood-related loss	—	(0.7)	—	4.7
Flood-related insurance proceeds	—	—	(15.2)	(4.3)
Gain on sale of assets	—	(6.8)	(0.3)	(2.4)
Total operating expense	35.0	32.1	12.4	36.6
Operating (loss) income	(22.9)	(21.4)	5.9	(25.2)
Other income (expense):
Interest expense, net	(0.6)	(0.4)	(0.5)	(0.3)
Foreign exchange gain	0.5	(0.5)	0.2	0.1
Loss from equity method investment	—	—	—	(1.0)
Change in fair value of financial instruments	1.1	0.1	0.3	(0.1)
Total other income (expense)	1.0	(0.8)	—	(1.3)
Income (loss) before income tax expense	(21.9)	(22.2)	5.9	(26.5)
Income tax expense	—	—	(0.1)	(1.4)
Net income (loss)	(21.9)%	(22.2)%	5.8%	(27.9)%

Comparison of financial results:

Revenue:

(in thousands, except percentages)	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
Fiber Optics revenue	$21,560	$25,827	$(4,267)	(16.5)%
Photovoltaics revenue	11,913	15,235	(3,322)	(21.8)%
Total revenue	$33,473	$41,062	$(7,589)	(18.5)%

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2013	2012	$ Change	% Change
Fiber Optics revenue	$74,368	$66,068	$8,300	12.6%
Photovoltaics revenue	50,688	50,225	463	0.9%
Total revenue	$125,056	$116,293	$8,763	7.5%

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

For the three months ended June 30, 2013, revenue from broadband products decreased 27% from the prior year which was primarily driven by decreased unit shipments of our CATV-related products due to lower customer demand in the third quarter of 2013 compared to the same period in 2012. Sales of our CATV products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represents the largest percentage of our total fiber optics-related revenue.

For the nine months ended June 30, 2013, revenue from broadband products increased 16% from the prior year which was primarily driven by increased unit shipments of our CATV-related products primarily due to the impact of the Thailand flood in 2011. Sales of our CATV products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represents the largest percentage of our total fiber optics-related revenue.

For the three months ended June 30, 2013, revenue from digital products increased 1% from the prior year, which was also primarily due to the impact of the Thailand flood on the telecom product lines. Our telecom optical-related product line, which includes tunable XFP, and integrated tunable laser assemblies (ITLAs), represents the second largest percentage of our total fiber optics-related revenue. Our enterprise digital product lines were sold to SEI in May 2012.

For the nine months ended June 30, 2013, revenue from digital products increased 8% from the prior year which was primarily due to the impact of the Thailand flood on the telecom product lines. Our telecom optical-related product line, which includes tunable XFP, and integrated tunable laser assemblies (ITLAs), represents the second largest percentage of our total fiber optics-related revenue. Our enterprise digital product lines were sold to SEI in May 2012.

Our Fiber Optics segment accounted for 64% and 63% of our consolidated revenue for the three months ended June 30, 2013 and 2012, respectively. Our Fiber Optics segment accounted for 59% and 57% of our consolidated revenue for the nine months ended June 30, 2013 and 2012, respectively.

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

For the three months ended June 30, 2013, revenue from photovoltaics decreased approximately 22% from the prior year primarily due to lower revenues from our space and terrestrial cell products. For the nine months ended June 30, 2013, revenue from photovoltaics increased approximately 1% from the prior year primarily due to higher revenues from our space and terrestrial cell products. Sales of our satellite solar cells and CICs products represents the largest percentage of our total photovoltaics-related revenue. Historically, our Photovoltaics revenue has fluctuated significantly due to the timing of program completions and product shipments of major orders.

Our Photovoltaics segment accounted for 36% and 37% of our consolidated revenue for the three months ended June 30, 2013 and 2012, respectively. Our Photovoltaics segment accounted for 41% and 43% of our consolidated revenue for the nine months ended June 30, 2013 and 2012, respectively.

Gross Profit:

(in thousands, except percentages)	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
Fiber Optics gross profit	$638	$2,410	$(1,772)	73.5%
Photovoltaics gross profit	3,406	1,975	1,431	72.5%
Total gross profit	$4,044	$4,385	$(341)	(7.8)%

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2013	2012	$ Change	% Change
Fiber Optics gross profit	$7,222	$3,594	$3,628	100.9%
Photovoltaics gross profit	15,603	9,635	5,968	61.9%
Total gross profit	$22,825	$13,229	$9,596	72.5%

Our cost of revenue consists of raw materials, compensation expense including non-cash stock-based compensation expense, depreciation expense and other manufacturing overhead costs, expenses associated with excess and obsolete inventories, and product warranty costs. Historically, our cost of revenue, as a percentage of revenue, has fluctuated largely due to inventory and product warranty charges. Our gross margins are also affected by product mix, manufacturing yields and volumes, and timing related to the completion of long-term contracts. During the nine months ended June 30, 2013, we increased our product warranty reserves due to a specific customer warranty claim and settlement of another specific customer warranty claim.

Consolidated gross margins were 12.1% and 10.7% for the three months ended June 30, 2013 and 2012, respectively and 18.3% and 11.4% for the nine months ended June 30, 2013 and 2012, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.3 million and $0.2 million during the three months ended June 30, 2013 and 2012, respectively and approximately $0.9 million and $1.3 million during the nine months ended June 30, 2013 and 2012, respectively.

Fiber Optics Gross Profit:

Fiber Optics gross margin was 3.0% and 9.3% for the three months ended June 30, 2013 and 2012, respectively and 9.7% and 5.4% for the nine months ended June 30, 2013 and 2012, respectively.

Inventory excess and obsolescence expense totaled approximately $1.2 million and $3.7 million during the three months ended June 30, 2013 and 2012, respectively and approximately $1.7 million and $4.5 million during the nine months ended June 30, 2013 and 2012, respectively. The inventory excess and obsolescence expense for the three months ended June 30, 2013 was primarily related to our digital product lines.

For the three months ended June 30, 2013, gross margins decreased from our broadband product lines when compared to the prior year. For the nine months ended June 30, 2013, gross margins increased from our broad band product lines when compared to the prior year. For the three and nine months ended June 30, 2013, gross margins decreased from our digital product lines when compared to the prior year. During the prior year period, lower revenues due to the impact from the Thailand flood resulted in higher manufacturing overhead as a percentage of revenue. Manufacturing of certain fiber optics-related components was moved to Company-owned facilities which involved higher labor and other related costs. The decrease in our gross margins from our digital product lines was due to the release of a new product with lower gross margin and decreases in the sales prices in 2013.

Photovoltaics Gross Profit:

Photovoltaics gross margin was 28.6% and 13.0% for the three months ended June 30, 2013 and 2012, respectively and 30.8% and 19.2% for the nine months ended June 30, 2013 and 2012, respectively. The increase in gross margin is primarily due to higher revenues and the elimination of lower margin terrestrial system product lines that were sold to Suncore in September 2012.

Selling, General and Administrative (SG&A):

(in thousands, except percentages)	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
SG&A expense	$7,039	$8,758	$(1,719)	(19.6)%

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2013	2012	$ Change	% Change
SG&A expense	$20,714	$24,603	$(3,889)	(15.8)%

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.5 million and $0.7 million during the three months ended June 30, 2013 and 2012, respectively and approximately $1.3 million and $3.0 million during the nine months ended June 30, 2013 and 2012, respectively.

The decrease in SG&A expense for the three months ended June 30, 2013 when compared to the prior year was attributable to cost reduction measures implemented which include a reduction of discretionary spending on staffing and infrastructure and due to the sale of our vertical cavity surface emitting lasers (VCSEL)-based and enterprise-related product lines in May 2012 and the sale of the terrestrial system product lines in September 2012.

The decrease in SG&A expense for the nine months ended June 30, 2013 when compared to the prior year was attributable to cost reduction measures implemented which include a reduction of discretionary spending on staffing and infrastructure and due to the sale of our vertical cavity surface emitting lasers (VCSEL)-based and enterprise-related product lines in May 2012 and the sale of the terrestrial system product lines in September 2012.

As a percentage of revenue, SG&A expenses were 21.0% and 21.3% for the three months ended June 30, 2013 and 2012, respectively and 16.6% and 21.2% for the nine months ended June 30, 2013 and 2012, respectively.

Research and Development (R&D):

(in thousands, except percentages)	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
R&D expense	$4,674	$4,996	$(322)	(6.4)%

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2013	2012	$ Change	% Change
R&D expense	$14,176	$17,757	$(3,581)	(20.2)%

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

Stock-based compensation expense within R&D totaled $0.4 million and $0.3 million during the three months ended June 30, 2013 and 2012, respectively, and $1.0 million and $1.8 million during the nine months ended June 30, 2013 and 2012, respectively.

The decrease in R&D expense for the three months and nine months ended June 30, 2013 when compared to the prior year was due to the sale of our VCSEL-based and enterprise-related product lines in May 2012 and the sale of the terrestrial system product lines in September 2012. In August 2011, we signed a solar rooftop CPV development agreement with our Suncore joint venture pursuant to which we collaborated on the development and application of the current 500X and next-generation 1000X rooftop CPV systems. With the sale of the product lines to Suncore in September 2012, we will no longer be collaborating on these efforts.

As a percentage of revenue, R&D expenses were 14.0% and 12.2% for the three months ended June 30, 2013 and 2012, respectively, and 11.3% and 15.3% for the nine months ended June 30, 2013 and 2012, respectively.

Other Operating Expense (Income):

(in thousands, except percentages)	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
Impairment	$—	$1,425	$(1,425)	(100)%
Litigation settlements, net	$—	$1,050	$(1,050)	(100)%
Flood-related loss (recovery)	$—	$(293)	$293	(100)%
Gain on sale of assets	$—	$(2,793)	$2,793	(100)%

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2013	2012	$ Change	% Change
Impairment	$—	$1,425	$(1,425)	(100.0)%
Litigation settlements, net	$—	$1,050	$(1,050)	(100.0)%
Flood-related loss	$—	$5,519	$(5,519)	(100)%
Flood-related insurance proceeds	$(19,000)	$(5,000)	$(14,000)	280.0%
Gain on sale of assets	$(413)	$(2,793)	$2,380	(85)%

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

Litigation Settlements, net:
In May 2012, we reached a confidential settlement regarding certain litigation in exchange for a release of all related claims. The settlement resulted in a charge of $1.0 million in our statement of operations and comprehensive loss and was paid during the three months ended June 30, 2012.

Flood-related Loss:
During the nine months ended June 30, 2012, we recorded estimated flood-related losses associated with damaged inventory and equipment of approximately $3.7 million and $1.8 million, respectively. See Note 9 - Impact from Thailand Flood in the notes to the condensed consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Flood-related Insurance Proceeds:
During the nine months ended June 30, 2013, we received flood-related insurance proceeds of $19.0 million in the form of a cash of $8.2 million, forgiveness of $5.6 million of outstanding capital lease obligations and $5.2 million of outstanding payables from our contract manufacturer. Flood-related insurance proceeds related to inventory and equipment destroyed by the Thailand flood are recognized when they become realized. We were not a named beneficiary of our contract manufacturer's insurance policy. We claimed damages and received cash proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds during the three months ended December 31, 2011. No additional business interruption insurance proceeds associated with this event are anticipated.

Operating Income (Loss):

(in thousands, except percentages)	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
Fiber Optics operating loss	$(8,998)	$(3,840)	$(5,158)	(134.3)%
Photovoltaics operating income (loss)	1,329	(4,918)	6,247	127.0%
Total operating loss	$(7,669)	$(8,758)	$1,089	12.4%

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2013	2012	$ Change	% Change
Fiber Optics operating loss	$(1,501)	$(22,284)	$20,783	93.3%
Photovoltaics operating income (loss)	8,849	(7,048)	15,897	225.6%
Total operating income (loss)	$7,348	$(29,332)	$36,680	125.1%

Income (loss) from operations represents revenue less the cost of revenue and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared service departments. Income (loss) from operations is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating income (loss) was (22.9)% and (21.4)% for the three months ended June 30, 2013 and 2012, respectively, and 5.9% and (25.2)% for the nine months ended June 30, 2013 and 2012, respectively.

Included in our operating income for the three and nine months ended June 30, 2013 are $0.4 million and $1.8 million of tax credits received. The amount received was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. There were no tax credits received during the three and nine months ended June 30, 2012.

Other Income (Expense):

(in thousands, except percentages)	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
Interest expense, net	$(185)	$(146)	$(39)	(26.7)%
Foreign exchange gain (loss)	181	(196)	377	(192.3)%
Change in fair value of financial instruments	373	61	312	511.5%
Other expense	17	—	17	N/A
Total other expense	$386	$(281)	$667	237.4%

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2013	2012	$ Change	% Change
Interest expense, net	$(609)	$(396)	$(213)	(53.8)%
Foreign exchange gain	261	60	201	335.0%
Loss from equity method investment	—	(1,201)	1,201	100.0%
Change in fair value of financial instruments	343	(90)	433	(481.1)%
Other expense	17	—	17	N/A
Total other income (expense)	$12	$(1,627)	$1,639	100.7%

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

Loss from Equity Method Investment
We entered into a joint venture agreement in fiscal 2010 with San'an Optoelectronics Co., Ltd. (San'an) for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from us. The joint venture, Suncore Photovoltaic Technology Co., Ltd. (Suncore) was established in January 2011. We have accounted for our investment in Suncore using the equity method of accounting. Pursuant to the joint venture agreement, San'an and EMCORE share the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore. We continue to hold a 40% registered ownership in Suncore. As of June 30, 2013, our cumulative proportionate loss in Suncore has exceeded our net investment in Suncore by approximately $3.2 million. Pursuant to ASC 323-10, Investments—Equity Method and Joint Ventures – Overall, we stopped recording our proportionate share of Suncore's loss after our investment declined to a zero value since we have no obligation or intent to fund the deficit balance. We will resume applying the equity method only after our share of net income in Suncore equals the share of net losses not recognized during the period we suspended using the equity method. See Note 15 - Suncore Joint Venture in the notes to the condensed consolidated financial statements for additional information related to our Suncore joint venture.

Change in Fair Value of Financial Instruments
As of June 30, 2013 and September 30, 2012, warrants representing the right to purchase 400,001 and 750,011 shares, respectively, of our common stock were outstanding.

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

Income Tax Expense
During the three and nine months ended June 30, 2013, we recorded income tax expense of $0.0 million and $0.1 million respectively, primarily due to federal alternative minimum income tax and state income taxes. During the nine months ended June 30, 2013, we have considered certain tax planning strategies available to the Company that resulted in a decrease in our estimated annual effective tax rate for the year ended September 30, 2013.

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

Net Income (Loss):

(in thousands, except percentages)	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
Net income (loss)	$(7,283)	$(9,039)	$1,756	19.4%

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2013	2012	$ Change	% Change
Net income (loss)	$7,240	$(32,603)	$39,843	122.2%

Net loss per basic and diluted share was $(0.27) and $(0.38) for the three months ended June 30, 2013 and 2012, respectively. Net income per basic and diluted share was $0.27 and $0.27 for the nine months ended June 30, 2013, respectively. Net loss per basic and diluted share was $(1.39) for the nine months ended June 30, 2012.

Order Backlog:

As of June 30, 2013, order backlog for our Photovoltaics segment totaled $58.1 million, an increase of 59.2% from $36.5 million reported as of March 31, 2013. The backlog as of June 30, 2013 and March 31, 2013 included $10.1 million and $9.2 million, respectively, of terrestrial solar cell orders and deferred revenue from our Suncore joint venture. Order backlog is defined as purchase orders or supply agreements accepted by us and deferred revenue with expected product delivery and/or services to be performed within the next twelve months. From time to time, our customers may request that we delay shipment of certain orders and our order backlog could also be adversely affected if our customers unexpectedly cancel purchase orders that we have previously accepted.

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

Cash Flow:

Net Cash Used In Operating Activities

Operating Activities (in thousands, except percentages)	For the Nine Months Ended June 30,
	2013	2012	$ Change	% Change
Net cash used in operating activities	$(12,723)	$(4,026)	$(8,697)	216.0%

Fiscal 2013:
Our operating activities consumed cash of $12.7 million for the nine months ended June 30, 2013 primarily due to the changes in our current assets and liabilities (or working capital components) of $15.5 million and non-cash insurance proceeds of $16.1 million, partially offset by our net income of $7.2 million, depreciation, amortization and accretion expense of $6.2 million, stock-based compensation expense of $3.3 million and warranty provision of $2.6 million. The change in our current assets and liabilities was primarily the result of a decrease in accounts payable of $11.2 million, a decrease in accrued expenses and other current liabilities of $5.1 million, and an increase in accounts receivable of $2.3 million and inventory of $1.4 million, partially offset by a decrease in other assets of $4.4 million. The decrease in accounts payable is primarily a result of paying down balances that had increased in prior quarters with the proceeds received in the current period from the issuance of common stock and the collection of other current assets.

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

Net Cash (Used In) Provided By Investing Activities

Investing Activities (in thousands, except percentages)	For the Nine Months Ended June 30,
	2013	2012	$ Change	% Change
Net cash (used in) provided by investing activities	$(1,605)	$3,049	$(4,654)	152.6%

Fiscal 2013:
For the nine months ended June 30, 2013, our investing activities consumed $1.6 million of cash primarily due to capital related expenditures of $6.8 million, and the funding of restricted cash of $0.6 million, partially offset by flood related insurance proceeds of $5.4 million and cash proceeds of $0.4 million related to the disposal of equipment.

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

Net Cash Provided By Financing Activities

Financing Activities (in thousands, except percentages)	For the Nine Months Ended June 30,
	2013	2012	$ Change	% Change
Net cash provided by financing activities	$11,238	$5,406	$5,832	107.9%

Fiscal 2013:
For the nine months ended June 30, 2013 our financing activities provided $11.2 million of net cash primarily from proceeds of $9.5 million from the sale of common stock, $0.7 million of proceeds related to borrowings from our bank credit facility, and $1.0 million in proceeds from stock plan transactions. See Note 1 - Description of Business in the notes to the consolidated financial statements for information related to borrowings from our bank credit facility.

Fiscal 2012:
For the nine months ended June 30, 2012, our financing activities provided cash primarily due to borrowings from our bank credit facility. See Note 12 - Credit Facilities in the notes to the consolidated financial statements for information related to borrowings from our bank credit facility.

Contractual Obligations and Commitments

Our contractual obligations and commitments over the next five years are summarized in the table below:

(in thousands)		As of June 30, 2013
	Total	2013	2014 to 2015	2016 to 2017	2018 and later
Purchase obligations	$17,115	$16,871	$157	$87	$—
Credit facility	20,061	20,061	—	—	—
Asset retirement obligations	5,129	—	409	33	4,687
Operating lease obligations	4,347	877	792	426	2,252
Total contractual obligations and commitments	$46,652	$37,809	$1,358	$546	$6,939

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

Credit Facility
As of June 30, 2013, we had a $20.1 million LIBOR rate loan outstanding, with an interest rate of 3.4%, and approximately $1.2 million reserved under four outstanding standby letters of credit under the credit facility.

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

The Third Amendment also maintained the Company's minimum cash balance and excess liquidity requirement at $3.5 million through June 30, 2013, which was scheduled to increase to $7.5 million on December 31, 2012, below which certain financial covenants are triggered which relate to minimum tangible net worth, minimum EBITDA amounts and limitations on capital expenditures. The amounts of these financial covenants were amended from those previously introduced in the First Amendment.

On May 21, 2013, we entered into a Fourth Amendment to the credit facility, which amended among other things the borrowing base of the facility and the liquidity requirement. The Fourth Amendment adjusts the borrowing base by including accounts which are not yet earned by the final rendition of services by the Company including progress billings and that portion of those accounts earned but not yet invoiced. The borrowing base for these accounts will be the lesser of (1) 60% of these accounts, or (2) $5.0 million through June 30, 2013, which amount will be reduced to $3.0 million on July 1, 2013 and reduced to $0 million on December 31, 2013.
The Fourth Amendment also maintains the Company's minimum cash balance and excess liquidity requirement at $3.5 million until March 31, 2014, which was scheduled to increase to $4.5 million on June 30, 2013, below which certain financial covenants are triggered which relate to minimum tangible net worth, minimum EBITDA amounts and limitations on capital expenditures. On March 31, 2014, the liquidity requirement will be increased to $5.5 million and increased to $7.5 million on June 30, 2014.

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

Suncore Joint Venture
The total registered capital of Suncore is $30 million, of which San'an has contributed $18 million in cash and EMCORE has contributed $12 million in cash. We are not required to contribute additional funds in excess of our initial $12 million investment, and at this time, we do not anticipate contributing any additional funds to Suncore. The joint venture agreement provides for any working capital needs to be provided by San'an. In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'An for a purchase price of $4.8 million. The sale is expected to close during the fourth quarter of fiscal 2013. See Note 15 - Suncore Joint Venture in the notes to the condensed consolidated financial statements for additional information related to this joint venture.

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

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.     Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.     Defaults Upon Senior Securities

Not Applicable.

ITEM 4.     Mine Safety Disclosures

Not Applicable.

ITEM 5.     Other Information

Not Applicable.

ITEM 6. Exhibits

10.1
Fourth Amendment to Credit and Security Agreement dated May 21, 2013, between Wells Fargo Bank, National Association and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2013).

10.2
Equity Transfer Agreement, dated June 23, 2013, between San'An Optoelectronics Company, Ltd. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 27, 2013).

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

EMCORE CORPORATION

Date:	August 6, 2013	By:	/s/ Hong Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2013	By:	/s/ Mark Weinswig
Mark Weinswig
Chief Financial Officer (Principal Financial and Accounting Officer)