Form 10-K
period 2013-09-30
EMCORE CORP
filed 2013-12-09
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
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

The aggregate market value of our common stock held by non-affiliates as of March 30, 2013 (the last business day of our most recently completed second fiscal quarter) was approximately $142.1 million, based on the closing sale price of $5.82 per share of common stock as reported on the NASDAQ Global Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by us to own 5% or more of our outstanding common stock have been excluded.

As of November 29, 2013, the number of shares outstanding of our no par value common stock totaled 30,029,975.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Stockholders filed within 120 days of September 30, 2013 or will be included in an amendment to this Form 10-K filed within 120 days of September 30, 2013.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are largely based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates”, “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, "should", “targets”, “will”, "would", and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors as well as those discussed elsewhere in this Annual Report. These cautionary statements apply to all forward-looking statements wherever they appear in this Annual Report.

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

EMCORE Corporation
FORM 10-K
For The Fiscal Year Ended September 30, 2013

PART I.

ITEM 1. Business

Company Overview

EMCORE Corporation and its subsidiaries (the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the broadband, fiber optics, satellite, and solar power markets. We were established in 1984 as a New Jersey corporation and we have two reporting segments: Fiber Optics and Photovoltaics. EMCORE's Fiber Optics business segment provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV), Wireless and Fiber-To-The-Premise (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications. EMCORE's Solar Photovoltaics business segment provides products for space power applications including high-efficiency multi-junction solar cells, Coverglass Interconnected Cells (CICs) and complete satellite solar panels, and terrestrial applications, including high-efficiency multi-junction solar cells for concentrating photovoltaic (CPV) power systems.

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

Collectively, our products serve the telecommunications, CATV, FTTP, defense and homeland security, satellite communications, broadcast and professional audio video markets, and space solar power markets.

Fiber Optics

Our fiber optics products enable information that is modulated on light signals to be transmitted, routed (switched) and received in communication systems and networks. Our Fiber Optics segment primarily offers the following product lines:

▪
Telecom Optical Products - We believe that we are a leading supplier for tunable 10, 40, 100 and 400 gigabits per second (Gb/s) transmission applications for dense wavelength division multiplexed (DWDM) transponders and transceivers essential for telecommunications transport systems. We are one of few suppliers who offer vertically-integrated products, including external-cavity laser modules, integrable tunable laser assemblies (ITLAs), micro integrable tunable laser assemblies (micro-ITLA) and tunable 10 gigabits small form factor pluggable (T-XFP) transceivers. Our internally developed laser technology is highly suited for applications of 400 Gb/s and 1 terrabits per second due to its superior narrow linewidth and low noise characteristics. All of our DWDM products are fully Telcordia® qualified and comply with industry multi-source agreements (MSAs).

▪
Laser/Photodetector Component Products - We believe that we are a leading provider of optical components including lasers, photodetectors, and various forms of packaged subassemblies. Our products include bare die (or chip), transmitter optical subassemblies (TOSA), distributed feedback (DFB) lasers, positive-intrinsic-negative (PIN) and avalanche photodiode (APD) components for 10 Gb/s Ethernet, InfiniBand, FTTP, and telecom applications. We provide component products to the global fiber optics industry, and we also leverage the benefits of our vertically-integrated infrastructure through low-cost manufacturing and early access to newly developed internally-produced components.

▪
Cable Television (CATV) Products - We believe that we are a market leader in providing radio frequency (RF) over fiber products for the CATV industry. Our products are used in hybrid fiber coaxial (HFC) networks that enable cable service operators to offer multiple advanced services to meet the expanding demand for high-speed Internet, on-demand and interactive video, and other advanced services, such as high-definition television (HDTV) and voice over IP (VoIP). Our CATV products include forward and return-path analog and digital lasers, photodetectors and subassembly components, broadcast analog and digital fiber-optic transmitters, and quadrature amplitude modulation (QAM) transmitters and receivers. Our products provide our customers with increased data transmission distance, speed and bandwidth, lower noise video reception, and lower power consumption.

▪
Fiber-To-The-Premises (FTTP) Products - Telecommunications companies are extending their optical infrastructure to their business enterprise and residential customers because of higher bandwidth requirements. We have developed customer qualified FTTP components and subsystem products to support plans by telephone companies to offer voice, video, and data services through the deployment of new fiber optics-based access networks. Our FTTP products include passive optical network (PON) transceivers, radio frequency over glass (RFoG) optical transceivers, analog fiber optic transmitters for video overlay and high-power erbium-doped fiber amplifiers (EDFA), analog and digital lasers, photodetectors and subassembly components, analog video receivers, and multi-dwelling unit (MDU) video receivers. Our products provide our customers with higher performance innovative analog and digital designs, that support exceptional network performance capabilities for service providers.

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

▪
Video Transport Products - Our video transport product line focuses on developing targeted solutions that meet the evolving technology needs of our customers in broadcasting, government, transportation, IP television (IPTV), and security and surveillance applications over private and public networks. Our video, audio, data, and RF transmission systems serve both analog and digital requirements, providing cost-effective, flexible solutions geared for infrastructure upgrades and expansion.

▪
Defense and Homeland Security Products - Leveraging our expertise in RF module design and high-speed parallel optics, we provide a suite of ruggedized products that meet the reliability and durability requirements of the U.S. government and defense markets. Our specialty defense products include fiber optic gyro components used in commercial and military applications, high-frequency RF fiber optic link components for towed decoy systems, optical delay lines for radar systems, erbium-doped fiber amplifiers, terahertz spectroscopy systems, pulse lasers for light detection and ranging (LIDAR) spectroscopy systems and other products. Our products provide our customers with high frequency and dynamic range, compact form-factor, and extreme temperature, shock and vibration tolerance.

Customers for our Fiber Optics segment include: Alcatel Lucent, Arris, BUPT-GUOAN Broadband, Ciena, Cisco Systems, Fujitsu, Huawei, NEC, Nokia, Pace plc., Tellabs, and ZTE. For the fiscal years ended September 30, 2013, 2012 and 2011, no Fiber Optics customer accounted for more than 10% of our total consolidated revenue.

Photovoltaics

We believe our high-efficiency compound semiconductor-based multi-junction solar cell products provide our customers with compelling cost and performance advantages over competitive solutions. These advantages include higher solar array efficiency, reduced mass and stowage volume and resistance to radiation environments, all of which can benefit satellite launch costs. The high efficiency of our products enables our customers to reduce their solar product footprint by providing more power output with fewer solar cells.

Our Photovoltaics segment targets the following markets:

▪
Satellite Solar Power Generation - We believe that we are a leading provider of satellite/spacecraft solar power solutions to the space exploration, defense, intelligence, and global communications industries. A satellite's operational success depends on its available power and its capacity to transmit data. We provide advanced, compound semiconductor-based solar cells and solar panel products that are highly resistant to space radiation environments and generate more power from sunlight than competitive technologies. Satellite power systems using our multi-junction solar cells weigh less per unit of power than traditional silicon-based solar cells and provide our customers with reduced solar array size and launch costs.

We currently manufacture and sell one of the most efficient, reliable, and radiation resistant advanced triple-junction solar cells in the world, with an average "beginning of life" conversion efficiency of 29.5%. We are the only U.S manufacturer to supply true monolithic bypass diodes for shadow protection by utilizing several EMCORE patented methods.

Additionally, we are developing an entirely new class of advanced multi-junction solar cells with even higher conversion efficiency. This new architecture, called inverted metamorphic multi-junction (IMM), to date has demonstrated conversion efficiencies above 34% in laboratory measurements.

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

▪
Terrestrial Solar Power Generation - Solar power generation systems utilize photovoltaic cells to convert sunlight into electricity and have been used in terrestrial applications for several decades. We believe the market for terrestrial solar power generation solutions will grow as solar power generation technologies improve in efficiency, as global prices for non-renewable energy sources (i.e., fossil fuels) continue to fluctuate, and as concern over the effects of fossil fuel-based carbon emissions on global warming grows. Terrestrial solar power generation has emerged as a rapidly expanding renewable energy source because it has certain advantages when compared to other energy sources, including reduced environmental impact, elimination of fuel price risk, installation flexibility, scalability, distributed power generation (i.e., electric power is generated at the point of use rather than transmitted from a central station to the user), and reliability. The rapid increase in demand for solar power has created a growing demand for highly efficient, reliable, and cost-effective concentrating solar power systems.

We have adapted our high-efficiency, compound semiconductor-based, multi-junction solar cell products for terrestrial applications in commercial and utility-scale concentrator photovoltaic (CPV) power systems. We have attained >42% conversion efficiency under 500x illumination with our terrestrial concentrating solar cell products. This compares favorably to the 15%-21% efficiency of silicon-based solar cells. We believe that solar concentrator systems assembled using our compound semiconductor-based solar cells can be competitive with silicon-based solar power generation systems in certain geographic regions with high direct normal irradiance (DNI). We currently serve the terrestrial solar market with solar cells designed for CPV terrestrial solar power systems.

While the terrestrial power generation market is still developing, we have shipped nearly 10,000,000 solar cells, providing over 100 megawatts of power as part of production orders for CPV components and systems. Our customers include major solar concentrating systems companies in the United States, Europe, and Asia.

Current customers for our Photovoltaics segment include: Applied Physics Labs - Johns Hopkins University, ATK, Boeing, Dutch Space, NASA-JPL, Northrop Grumman, Orbital Sciences Corporation, SSL and Suncore Corporation. For the fiscal year ended September 30, 2013, SSL represented less than 10% of our total consolidated revenue. For the fiscal years ended September 30, 2012, and 2011, SSL represented 14%, and 11%, of our total consolidated revenue, respectively.

Segment Data

See Note 16 - Segment Data and Related Information in the notes to our consolidated financial statements for disclosures related to business segment revenue, geographic revenue, and operating loss by business segment.

Strategic Plan

We intend to leverage our technology core competency to transform the Company to be a key technology solution provider.

Our core competency continues to be our comprehensive expertise and infrastructure related to compound semiconductor materials and devices, as well as integrated products enabled by these technologies. To that end, we plan to continue to operate and grow our Space Photovoltaics and Fiber Optics businesses. Furthermore, this combined portfolio with unique market applications provides a level of diversification in this highly cyclical economic environment.

We plan to focus on product areas with strong technology differentiation and growth opportunities in our Fiber Optics business.

Newer products, such as micro-ITLA for 40, 100 and 400 Gb/s coherent transponders and CATV transmitters and receivers for the new standard DOCSIS3.1 should strengthen our position as a leader in the industry. We believe that these products have the potential to generate significant growth opportunities in the future. The critical need for these solutions to the industry was validated by the significant engagement by our customers in the design phase. Most recently we demonstrated the industry's first 100 Gb/s integrated tunable transmitter assembly in a CFP-2 package. This is one of the most sought-after solutions for high-bandwidth transmission. We are committed to leveraging our laser design capability and platforms to bring new products to market.

We will aggressively pursue business for government and defense applications by leveraging current business relationships and infrastructure.

Through our program engagement in the areas of space photovoltaics and specialty photonics, we have developed a strong penetration and customer base for defense and homeland security applications. Our technologies in inverted metamorphic multi-junction (IMM) solar cells, fiber optic gyro (FOG) transceivers, and terahertz spectroscopy are critical for certain government programs. In addition, we are transitioning our FOG product line into volume production. Our efforts over the past eight years to engage new customers and develop the key, vertically integrated technologies to support this product line have paid off through awards of several key Department of Defense design wins that will enter production in 2015. We continue to engage in new business opportunities within all phases of the FOG market; defense, commercial navigation, space and energy exploration.

Government Research Contracts

We derive a portion of our revenue from funding by various agencies of the U.S. government through research contracts and subcontracts. These contracts typically cover work performed over extended periods of time, from several months up to several years. These contracts may be modified or terminated at the convenience of the U.S. government and may be subject to governmental budgetary fluctuations. In addition, government funding for these contracts could be reduced as a result of a combination of federal income tax increases and restrictions on government spending as a result of sequestration.

Sources of Raw Materials

We depend on a limited number of suppliers for certain raw materials, components, and equipment used in our products. We continually review our supplier relationships to mitigate risks and lower costs, especially where we depend on one or two suppliers for critical components or raw materials. While maintaining inventories that we believe are sufficient to meet our near-term needs, we strive not to carry significant inventories of raw materials. Accordingly, we maintain ongoing communications with our suppliers in order to prevent any interruptions in supply, and have implemented a supply-chain management program to maintain quality and lower purchase prices through standardized purchasing efficiencies and design requirements. To date, we generally have been able to obtain sufficient quantities of critical supplies in a timely manner.

We are subject to rules promulgated by the SEC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of “conflict minerals.” These rules will impose additional costs and may introduce new risks related to our ability to verify the origin of any “conflict minerals” used in our products.

Manufacturing

We utilize MOCVD (metal-organic chemical vapor deposition) systems that are capable of processing virtually all compound semiconductor-based materials.  Our operations include wafer fabrication, device design and production, fiber optic module, subsystem and system design and manufacture, and solar panel engineering and assembly.  Many of our manufacturing operations are computer monitored or controlled to enhance production output and statistical control. We employ a strategy of minimizing ongoing capital investments, while maximizing the variable nature of our cost structure. We maintain supply agreements with key suppliers. Where we can gain cost advantages while maintaining quality and intellectual property control, we outsource the production of certain products, subsystems, components, and subassemblies to contract manufacturers located overseas. Our contract manufacturers maintain comprehensive quality assurance and delivery systems, and we continuously monitor them for compliance.

All solar cell products, including terrestrial solar cells to be incorporated into the CPV receivers will continue to be manufactured at our manufacturing facility in Albuquerque, NM.

Our various manufacturing processes involve extensive quality assurance systems and performance testing. Our facilities have acquired and maintain certification status for their quality management systems. Our manufacturing facilities located in Albuquerque, New Mexico, Alhambra, California, Ivyland, Pennsylvania, and Langfang, China are registered to ISO 9001 standards.

Sales and Marketing

We sell our products worldwide through our direct sales force, third party sales representatives and distributors, and application engineers. Our sales force communicates with our customers' engineering, manufacturing, and purchasing personnel to determine product design, qualifications, performance, and price. Our strategy is to use our direct sales force to sell to key accounts and to expand our use of third party sales representatives for increased coverage in international markets and certain domestic segments.

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

Externally, our marketing group works with customers to define requirements, characterize market trends, define new product development activities, identify cost reduction initiatives, and manage new product introductions.  Internally, our marketing group communicates and manages customer requirements with the goal of ensuring that our product development activities are aligned with our customers' needs.  These product development activities allow our marketing group to manage new product introductions and new product and market trends. See Note 16 - Segment Data and Related Information in the notes to the consolidated financial statements for disclosures related to business segment revenue, geographic revenue, and significant customers by business segment.

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

We believe that in order to remain competitive, we must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide. Research and development expense was $20.0 million, $22.3 million, and $32.9 million for the fiscal years ended September 30, 2013, 2012, and 2011, respectively. As a percentage of revenue, research and development expenses were 11.9%, 13.6% and 16.4% for the fiscal years ended September 30, 2013, 2012, and 2011, respectively. Our research and development expense consists primarily of compensation expense including non-cash stock-based compensation expense, as well as engineering and prototype costs, depreciation expense, and other overhead expenses, as they related to the design, development, and testing of our products. These costs are expensed as incurred.

Intellectual Property and Licensing

We protect our proprietary technology by applying for patents, where appropriate, and in other cases by preserving the technology, related know-how, and information as trade secrets. The success and competitive advantage enjoyed by our product lines depends heavily on our ability to obtain intellectual property protection for our proprietary technologies. We also acquire, through license grants or assignments, rights to patents on inventions originally developed by others.  As of September 30, 2013, we held approximately 150 U.S. patents and approximately 40 foreign patents and had over 150 additional patent applications pending. The issued patents cover various products in the major markets we serve. Our U.S. patents will expire on varying dates between 2013 and 2031.  These patents and patent applications claim protection for various aspects of current or planned commercial versions of our materials, components, subsystems, and systems.

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

Satellite Communications Networks.   Our primary competitors include Foxcom and MITEQ, Inc.

Video Transport Products.   Our primary competitors include Evertz and Telecast.

Photovoltaics

Satellite Solar Power Generation.  In the satellite solar power products market, we primarily compete with Azur Space, Sharp, and Spectrolab, a subsidiary of Boeing.

Terrestrial Solar Power Generation.  In the terrestrial solar power products market, we primarily compete with Azur Space and Spectrolab on the terrestrial CPV solar cells.

In addition to the companies listed above, we compete with many research institutions and universities for research funding. We also sell our products to current competitors and companies with the capability of becoming competitors. As the markets for our products grow, new competitors are likely to emerge and current competitors may increase their market share. In the European Union (“EU”), political and legal arrangements encourage the purchase of EU-produced goods, which places us at a disadvantage against European competitors.

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

Order Backlog

As of September 30, 2013, the order backlog for our Photovoltaics segment totaled $57.1 million, a 32% increase from $43.3 million reported as of September 30, 2012. Order backlog is defined as purchase orders or supply agreements accepted by us with expected product delivery and/or services to be performed within the next twelve months. From time to time, our customers may request that we delay shipment of certain orders and our order backlog could also be adversely affected if our customers unexpectedly cancel purchase orders that we have previously accepted.

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

Employees

As of September 30, 2013, we had approximately 857 employees, including approximately 270 international employees that are located primarily in China.   This represents a decrease of approximately 203 employees when compared to September 30, 2012.   None of our employees are covered by a collective bargaining agreement.  We have never experienced any labor-related work stoppage and believe that our employee relations are good.

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

For the fiscal year ended September 30, 2013, net income was $5.0 million. For the fiscal years ended September 30, 2012, and 2011, we incurred a net loss of $39.2 million, and $34.2 million, respectively. Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not experience net losses in the future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability in future periods.

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

Our quarterly and annual operating results have fluctuated substantially in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Factors that could cause our quarterly or annual operating results to fluctuate include:

•	a downturn in the markets for our customers' products;

•	discontinuation by our vendors, or unavailability of, components or services used in our products;

•	disruptions or delays in our manufacturing processes or in our supply of raw materials or product components;

•	a failure to anticipate changing customer product requirements;

•	market acceptance of our products;

•	cancellations or postponements of previously placed orders;

•	increased financing costs or any inability to obtain necessary financing;

•	the impact on our business of current or future cost reduction measures;

•	a loss of key personnel or the shortage of available skilled workers;

•	economic conditions in various geographic areas where we or our customers do business;

•	the impact of political uncertainties, such as government sequestration and uncertainties surrounding the federal budget, customer spending and demand for our products;

•	significant warranty claims, including those not covered by our suppliers;

•	other conditions affecting the timing of customer orders;

•	reductions in prices for our products or increases in the costs of our raw materials;

•	effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	fluctuations in manufacturing yields;

•	obsolescence of products;

•	research and development expenses incurred associated with new product introductions;

•	natural disasters, such as hurricanes, earthquakes, fires, and floods;

•	the emergence of new industry standards;

•	the loss or gain of significant customers;

•	the introduction of new products and manufacturing processes;

•	intellectual property disputes;

•	customs, import/export, and other regulations of the countries in which we do business;

•	timing of M&A activities; and acts of terrorism or violence and international conflicts or crises.

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

Our business and results of operations may continue to be negatively impacted by general economic, financial market conditions and market conditions in the industries in which we operate, and such conditions may increase the other risks that affect our business.

In recent years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, and rating downgrades of investments. In light of these economic conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for our products. It is possible that economic conditions could result in further setbacks, and that these customers, or others, could as a result significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. These conditions have contributed materially and adversely affected the market conditions in the industries in which we operate, and have had a material adverse impact on our revenues.

We expect to consider from time to time strategic opportunities that may involve acquisitions, dispositions, investments in joint ventures, partnerships, and other strategic alternatives that may enhance shareholder value, any of which may result in the use of a significant amount of our management resources or significant costs, and we may not be able to fully realize the potential benefit of such transactions.

We expect to consider acquisitions, dispositions, investments in joint ventures, partnerships, and other strategic alternatives that may enhance shareholder value. We recently announced our entry into an agreement with Steven R. Becker, Matther A. Drapkin and certain affiliates of Becker Drapkin Management, L.P. (the “Shareholder Group”), which provides among other things for the formation of a Strategy Committee to evaluate strategic opportunities that may enhance shareholder value. Accordingly, the Strategy Committee of the Board and our management may from time to time be engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage financial advisors, enter into non-disclosure agreements, conduct discussions, and undertake other actions that may result in one or more transactions. Although there would be uncertainty that any of these activities or discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to analyzing and pursuing such a transaction, which could negatively impact our operations. In addition, we may incur significant costs in connection with seeking such transactions or other strategic alternatives regardless of whether the transaction is completed. In the event that we consummate an acquisition, dispositions, partnerships, or other or strategic alternatives in the future, we cannot assure you that we would fully realize the potential benefit of such a transaction and cannot predict the impact that such strategic transaction might have on our operations or stock price. We do not undertake to provide updates or make further comments regarding the evaluation of strategic alternatives, unless otherwise required by law.

Acquisitions of other companies or investments in joint ventures with other companies could adversely affect our operating results, dilute our shareholders' equity, or cause us to incur additional debt or assume contingent liabilities.

To increase our business, maintain our competitive position or for other business or strategic reasons, we may acquire other companies or engage in joint ventures or similar transactions in the future. Acquisitions, joint ventures and similar transactions involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

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

We may decide that it is in our best interests to enter into acquisition, joint ventures or similar transactions that are dilutive to earnings per share or that adversely impact margins as a whole. In addition, acquisitions or joint ventures could require investment of significant financial resources and require us to obtain additional equity financing, which may dilute our shareholders' equity, or require us to incur additional indebtedness.

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

For the fiscal years ended September 30, 2013, 2012, and 2011, our top five customers accounted for 34%, 33%, and 40%, respectively, of our annual consolidated revenue. There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers. Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of our revenue continues to depend on sales to a limited number of customers. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement, and our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales to one or more of our larger customers could have a material adverse affect on our business, financial condition, results of operations, and cash flows.

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

The U.S. government may modify, curtail, or terminate its contracts and subcontracts with us without prior notice, and at its convenience upon payment for work done and commitments made at the time of termination. A reduction or discontinuance of these programs or of our participation in these programs would increase our research and development expenses, which could adversely affect our profitability and could impair our ability to develop our solar power products and services. It is possible that restrictions on government spending resulting from the government shutdown occurring in 2013 or a “fiscal cliff” potentially occurring in calendar year 2014 could reduce government funding available for our business with the U.S. government. Modification, curtailment, or termination of major programs or contracts could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

For the fiscal years ended September 30, 2013, 2012, and 2011, sales to customers located outside the U.S. accounted for approximately 36%, 32%, and 30%, respectively, of our annual consolidated revenue, with revenue assigned to geographic regions based on our customers' billing address. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenue as we seek international expansion opportunities. Because of this, the following international commercial risks may adversely affect our revenue:

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

EMCORE Hong Kong, Ltd., a wholly owned subsidiary of EMCORE, has a manufacturing facility in Langfang, China. Our Chinese subsidiary, Langfang EMCORE Optoelectronics Co. Ltd., is located approximately 20 miles southeast of Beijing and currently occupies a space of 52,000 square feet with a Class-10,000 clean room for optoelectronic device packaging. Another 36,000 square feet is available for future expansion. We have transferred the manufacturing of cost sensitive optoelectronic device packaging and testing to this facility. This facility, along with a strategic alignment with our existing contract-manufacturing partners, should enable us to improve our cost structure and gross margins across product lines in our Fiber Optics segment. We expect to develop and provide improved service to our global customers by having a local presence in Asia.

Our China-based activities are subject to greater political, legal, and economic risks than those faced by our other operations. In particular, the political, legal, and economic climate in China (both at the national and regional levels) is extremely volatile and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, and other matters, which laws and regulations remain highly underdeveloped and subject to change for political or other reasons, with little or no prior notice. Moreover, the enforceability of applicable existing Chinese laws and regulations is uncertain. In addition, we may not obtain the requisite legal permits to continue to operate in China and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Our business could be adversely harmed by any changes in the political, legal, or economic climate in China or the inability to enforce applicable Chinese laws and regulations.

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

We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity, and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition, and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and stockholder derivative actions, have been significant, will continue to be costly, and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management's time and attention away from business operations, which could harm our business. For additional discussion regarding litigation in which we are involved, see Note 14 - Commitments and Contingencies in the notes to our consolidated financial statements.

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
The SEC has promulgated final rules in connection with the Dodd-Frank Wall Street Reform and Consumer Protection Act, regarding disclosure of the use of certain minerals, known as conflict minerals, that are mined from the Democratic Republic of the Congo and adjoining countries. These new requirements have required due diligence efforts in fiscal year 2013 and will continue to require additional due diligence efforts going forward, with initial disclosure requirements effective in May 2014. There are costs associated with complying with these disclosure requirements, including costs to determine the source of any conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products. Also, we may face reputational challenges if we are unable to verify the origins for all metals used in our products through the procedures we may implement. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as conflict free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

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

Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have an adverse effect on the trading price of our equity securities. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors (the "Board") or as executive officers, which could harm our business. The expanded activities at our Langfang facility in China increase the burden on our systems and infrastructure, and impose additional risk to the ongoing effectiveness of our internal controls, disclosure controls, and procedures.

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

In addition, implementation of new software programs, including the implementation of an enterprise resource planning program which we intend to install at one or more of our divisions during 2014, may have adverse impact on us, including interruption of operations, loss of data, budget overruns, and the consumption of management time and resources.

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

We can issue shares of preferred stock that may adversely affect rights of the stockholders of our common stock.

Our certificate of incorporation authorizes us to issue up to 5.8 million shares of preferred stock with designations, rights and preferences determined from time-to-time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:

•	adversely affect the voting power of the holders of our common stock;

•	make it more difficult for a third-party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price of our common stock.

We may in the future issue shares of authorized preferred stock at any time.

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

Natural disasters or other catastrophic events could have a material adverse effect on our business.

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

Litigation may substantially increase our costs and harm our business.
We are subject to lawsuits and will incur legal fees and other related costs. The expense of litigation may be significant. In addition, there can be no assurance that we will be successful in any lawsuit. Further, the amount of time that will be required to resolve any lawsuit is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. Litigation is subject to inherent uncertainties, and an adverse result in these matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 1B. Unresolved Staff Comments

Not Applicable.

ITEM 2. Properties

The following chart contains certain information regarding each of our principal facilities.

Location	Function	Approximate Square Footage	Term (in calendar year)

Albuquerque, New Mexico	Corporate Headquarters Manufacturing and research and development facilities for both photovoltaic and fiber optics products	165,000	Facilities are 100% owned by us. Certain land is leased, which expires in 2050

Alhambra, California	Manufacturing and research and development facilities for fiber optics products	83,000	Multiple leases, which expired in 2011 through 2012 (1) (2)

Newark, California	Research and development facilities for fiber optics products	30,000	Multiple leases, which expire in 2016 (1)

Langfang, China	Manufacturing facility for fiber optics products	52,000	Multiple leases, which expire in 2017 (1)

Ivyland, Pennsylvania	Manufacturing and research and development facility for fiber optics products	9,000	Lease expires in 2016 (1)

Footnotes

(1)	Lease has the option to be renewed by us, subject to inflation and other adjustments.

(2)	Management is in negotiations to renew certain facility leases in Alhambra which have expired but are being maintained on a month-to-month basis.

ITEM 3.     Legal Proceedings

See Note 14 - Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our legal proceedings.

ITEM 4.     Mine Safety Disclosures

Not Applicable.

PART II.

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

Our common stock is traded on the NASDAQ Global Market and is quoted under the symbol "EMKR". The reported closing sale price of our common stock on November 29, 2013 was $5.23 per share. As of November 29, 2013, we had approximately 140 shareholders of record.  Many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, and we are unable to estimate the number of these shareholders.

Price Range of Common Stock

The price ranges presented below represents the highest and lowest sales prices for our common stock on the NASDAQ Global Market during each quarter over the two most recent fiscal years.

High and Low Sales Price Ranges of EMCORE Corporation's Common Stock	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2013	$3.91 - $5.71	$4.36 - $6.75	$3.32 - $5.97	$3.59 - $4.84

Fiscal 2012	$3.28 - $4.52	$3.48 - $5.99	$3.45 - $5.07	$4.33 - $5.87

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

Sales of Unregistered Securities

On May 31, 2011, we completed an equity private placement transaction with Shanghai Di Feng Investment Co. Ltd. pursuant to which we sold 1,101,900 shares of our common stock for approximately $9.7 million. The common stock was offered solely to "accredited investors" as defined in Regulation D promulgated under the Securities Act of 1933, as amended, the Act, in reliance on the exemptions from registration afforded by Section 4(2) of the Act. In connection with this transaction, we also entered into a registration rights agreement pursuant to which we agreed to register the shares issued with the SEC on a Form S-1 registration statement within 60 days of the closing date of the transaction and to use commercially reasonable efforts to have the registration statement declared effective within 120 days of the closing date. We filed the registration statement on Form S-1 with the SEC on July 25, 2011 and we received a Notice of Effectiveness from the SEC on August 15, 2011. We used the proceeds from this private placement for general corporate purposes.

On August 16, 2011, we entered into a committed equity line financing facility (2011 Equity Facility) with Commerce Court Small Cap Value Fund, Ltd. (Commerce Court) pursuant to which we may, upon the terms and subject to the conditions set forth therein, require Commerce Court to purchase up to $50.0 million in shares of our common stock over the 24-month term following the effectiveness of a resale registration statement, subject to limitations set forth in the agreement with Commerce Court. In consideration for Commerce Court's execution and delivery of the 2001 Equity Facility, we issued Commerce Court 27,736 shares of our common stock, which we refer to as the Commitment Shares. The issuance of the Commitment Shares, is exempt from registration under the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(2) of and Regulation D under the Securities Act. In connection with this transaction, we entered into a registration rights agreement pursuant to which we agreed to prepare and file with the SEC one or more registration statements on Form S-1, or such other form reasonably acceptable to Commerce Court and its legal counsel, for the purpose of registering the resale of the maximum shares of common stock issuable under the 2011 Equity Facility, including the Commitment Shares. We agreed to file the initial registration statement with the SEC within 60 days of the closing date of the transaction and to cause such registration statement to be declared effective by the SEC within the earlier of (i) the fifth business day after we are notified by the SEC that the initial registration statement will not be subject to review (or further review), or (ii) 120 days of the 2011 Equity Facility (180 days if the registration statement is reviewed by the SEC). We filed the registration statement on Form S-1 with the SEC on September 13, 2011 and we received a Notice of Effectiveness from the SEC on September 28, 2011. As of September 30, 2013, there were no draw down transactions completed under the 2011 Equity Facility. The equity facility with Commerce Court expired automatically pursuant to its terms during fiscal year 2013.
On September 28, 2012, we entered into an underwriting agreement (the "Underwriting Agreement") with B. Riley & Co., LLC (the "Underwriter"). Pursuant to the Underwriting Agreement, we agreed to sell and the Underwriter agreed to purchase (the "Offering"), subject to the terms and conditions expressed therein, 1,832,410 shares of the Company's common stock, without par value (the "Common Stock"), at a price per share of $5.19. The Offering raised approximately $9.5 million in net proceeds, which was used for general corporate purposes.

In addition, on September 18, 2013, pursuant to the Underwriting Agreement, we agreed to sell and the Underwriter agreed to purchase, subject to the terms and conditions expressed therein, 2,875,000 shares of the Company's common stock, without par value, at a price per share of $4.09. The Offering raised approximately $11.7 million million in net proceeds, which will be used for general corporate purposes.

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

Performance Graph

The following table and graph compares the cumulative total shareholders' return on our common stock for the five-year period from September 30, 2008 through September 30, 2013 with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Telecommunications Stock Index. The comparison assumes $100 was invested on September 30, 2008 in our common stock.  We did not declare, nor did we pay, any dividends during the comparison period.

The following stock performance graph does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this stock performance graph by reference therein.

Data Table	As of September 30,
	2008	2009	2010	2011	2012	2013
EMCORE Corporation	$100.00	$26.32	$16.21	$20.04	$28.59	$21.76
NASDAQ Composite	$100.00	$103.76	$116.52	$120.44	$157.60	$195.67
NASDAQ Telecommunications	$100.00	$106.07	$111.87	$95.00	$109.69	$140.93

ITEM 6. Selected Financial Data

In the tables below, we have provided you with consolidated financial data. We derived the statement of operations data for the fiscal years ended September 30, 2013, 2012, and 2011 and the balance sheet data as of September 30, 2013 and 2012 from our audited consolidated financial statements included in Financial Statements and Supplementary Data under Item 8 within this Annual Report. We derived the statement of operations data for the years ended September 30, 2010 and 2009 and the selected balance sheet data as of September 30, 2011, 2010, and 2009 from audited consolidated financial statements that are not included in this Annual Report. You should read this financial data together with our Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplementary Data under Item 8 within this Annual Report. Our historic results are not necessarily indicative of the results that may be expected in the future.

Selected Financial Data

Statements of Operations Data (in thousands, except loss per share)	For the Fiscal Years Ended September 30,
	2013	2012	2011	2010	2009
Revenue	$168,147	$163,781	$200,928	$191,278	$176,356
Gross profit (loss)	28,198	17,826	42,763	50,661	(6,310)
Operating income (loss)	220	(35,625)	(32,527)	(21,426)	(140,966)
Net income (loss)	4,988	(39,171)	(34,219)	(23,694)	(138,801)
Net income (loss) per basic and diluted share	$0.19	$(1.66)	$(1.54)	$(1.14)	$(7.00)

Balance Sheet Data (in thousands)	As of September 30, 2013
	2013	2012	2011	2010	2009
Cash, cash equivalents, restricted cash, and current available-for-sale securities	$16,919	$9,129	$16,142	$21,242	$16,899
Working capital	37,196	3,971	24,293	34,891	34,725
Total assets	173,714	169,866	170,298	177,838	182,023
Long-term liabilities	9,434	9,408	4,804	562	104
Shareholders' equity	101,179	69,023	98,436	113,432	123,931

Working capital, calculated as current assets minus current liabilities, is a financial metric we use that represents available operating liquidity.

Significant Transactions
Significant transactions that affect the comparability of our operating results and financial condition include:
Fiscal 2013

•
Impact from Thailand Flood: In December 2012, we recorded flood-related insurance proceeds of $4.2 million in the form of forgiveness of $2.2 million of outstanding capital lease obligations and $2.0 million of outstanding payables. In March 2013, we received the final flood-related insurance proceeds of $14.8 million in the form of a receivable of $8.2 million, which we received cash payment for in April 2013, forgiveness of $3.4 million of outstanding capital lease obligations and $3.2 million of outstanding payables. No additional flood-related insurance proceeds associated with this event are anticipated. See Note 11 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

•
Joint Venture: In March 2013, we sold certain solar assets and our ownership interest in Emcore Solar New Mexico (“ESNM”) to Suncore for $1.5 million. In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'an Optoelectronics Co., Ltd. ("San'an") for a purchase price of $4.8 million. The carrying value of our registered ownership interest in Suncore was $0 as of June 30, 2013. In addition, upon completion of the share transfer, the Company recognized $3.3 million of deferred revenue from Suncore included in the financial statements as of June 30, 2013, as well as the resulting gain of $4.8 million on our registered ownership interest.

•
Stock Sales: During August 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $50 million of our common or preferred stock, warrants or debt securities. On August 23, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date. On October 3, 2012 we sold 1,832,410 shares of common stock for net proceeds of $9.5 million. In addition, on September 18, 2013, we sold 2,875,000 shares of common stock for net proceeds of $11.7 million. See Note 15 - Equity for additional disclosures related to the stock sale.

Fiscal 2012

•
Joint Venture: During the fiscal year ended September 30, 2012, Suncore increased its registered capital by recording a deemed capital distribution of $37.0 million which was distributed and reinvested in proportion to each entity's registered capital, of which San'an was allocated $22.2 million and EMCORE was allocated $14.8 million. During this same period, Suncore also recorded a cash dividend of approximately $4.1 million in proportion to each entity's registered capital of which San'an received $2.5 million and EMCORE received $1.6 million. We recorded the cash dividend as a reduction of our investment in Suncore. We incurred foreign income tax of approximately $1.6 million associated with these capital distributions which is presented under the caption 'foreign income tax expense on capital distributions' on our statement of operations and comprehensive loss. EMCORE's cash dividend was equal to the foreign income tax expense incurred on these capital distributions. During fiscal 2012, we held a 40% registered ownership in Suncore and we recorded a $1.2 million loss from this equity method investment which was primarily related to start-up activities. As of September 30, 2012, our investment balance in Suncore is zero and we have stopped recording our proportionate share of Suncore's loss since we have no obligation or intent to fund the deficit balance. See Note 17 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

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

Fiscal 2011

•
Joint Venture: We entered into a joint venture agreement in fiscal 2010 with San'an Optoelectronics Co., Ltd. (San'an) for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from us. The joint venture, Suncore Photovoltaic Technology Co., Ltd. (Suncore) was established in January 2011. To date, we have contributed $12.0 million in cash to Suncore as a capital contribution and have received $8.5 million of consulting fees from an affiliate of San'an. We have accounted for our investment in Suncore using the equity method of accounting and we have recorded the consulting fees as a reduction to our investment in Suncore. During fiscal 2011, we held a 40% registered ownership in Suncore and we recorded a $1.8 million loss from this equity method investment which was primarily related to start-up activities. See Note 17 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

•
Litigation Settlements: During the three months ended March 31, 2011, we received a cash payment of approximately $2.6 million, net of legal fees, in satisfaction of a judgment for damages awarded. During the three months ended June 30, 2011, we accrued $1.5 million for legal settlements considered probable. See Note 14 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our litigation proceedings.

•
Impairment Charge: During the three months ended September 30, 2011, we recorded a non-cash impairment charge of approximately $8.0 million related to long-lived assets associated with our Fiber Optics segment. See Note 9 - Intangible Assets in the notes to the consolidated financial statements for additional information related to this impairment charge.

•
Asset Retirement Obligations: We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. During the three months ended September 30, 2011, we completed a review of our asset retirement and environmental obligations and we recorded an asset retirement obligation with an offset to fixed assets totaling $4.8 million. See Note 14 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our asset retirement obligations.

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

Business Overview

EMCORE Corporation and its subsidiaries (referred to herein as the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the broadband, fiber optics, satellite, and solar power markets. We were established in 1984 as a New Jersey corporation and we have two reporting segments: Fiber Optics and Photovoltaics. EMCORE's Fiber Optics business segment provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV), Wireless and Fiber-To-The-Premise (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications. Our solar Photovoltaics business segment provides products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells (CICs) and complete satellite solar panels, and terrestrial applications, including high-efficiency GaAs solar cells for concentrating photovoltaic (CPV) power systems. In addition to organic growth and development of our existing Fiber Optics and Photovoltaics segments, we intend to pursue other strategies to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions. Accordingly, the Strategy Committee of the Board and our management may from time to time be engaged in evaluating potential, and entering into definitive agreements with respect to, such transactions and other strategic alternatives.

Recent Developments

Strategy Committee of the Board of Directors

The Company’s Board of Directors recently created a Strategy Committee of the Board of Directors, which is charged with evaluating strategic opportunities for the Company that may enhance shareholder value. The Strategy Committee may from time to time consider strategic opportunities, such as acquisitions, dispositions and joint ventures, and may engage financial and other advisors to assist it in doing so. There can be no assurance that the Strategy Committee will identify strategic opportunities that the Company will determine to pursue, or that the consideration of any such opportunity would result in the completion of a strategic transaction.

Our headquarters and principal executive offices are located at 10420 Research Road, SE, Albuquerque, New Mexico, 87123, and our main telephone number is (505) 332-5000. For specific information about us, our products, or the markets we serve, please visit our website at http://www.emcore.com. The information contained in or linked to our website is not a part of, nor incorporated by reference into, this Quarterly Report on Form 10-K or a part of any other report or filing with the Securities and Exchange Commission (SEC).

Suncore Joint Venture

In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'an for a purchase price of $4.8 million. The carrying value of our registered ownership interest in Suncore was $0 as of June 30, 2013. Upon completion of the share transfer in September 2013, the Company recognized $3.3 million of deferred revenue from Suncore included in the financial statements as of June 30, 2013, as well as the resulting gain of $4.8 million on our registered ownership interest. See Note 17 - Suncore Joint Venture in the notes to the consolidated financial statements for more information regarding Suncore.

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

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. This transaction was recorded as a sale of assets since it did not meet the criteria to be considered a component of our business. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale, and we have recorded this amount as a deferred gain on our balance sheet as of September 30, 2013 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Payment of escrow amounts occurs over a two-year period and is subject to claim adjustments. In total, we deferred approximately $4.9 million of the total paid by SEI as a gain on sale until the indemnification obligation of $3.4 million and $1.5 million of purchase price adjustment contingencies are resolved. During the fiscal year ended September 30, 2013, we resolved the purchase price contingencies resulting in the reduction of the purchase price by $1.1 million. The reduced purchase price is recorded as an offset to the escrow receivable of $2.6 million while an additional $0.4 million of gain on sale of assets was recognized during the fiscal year ended September 30, 2013. There remains a deferred gain of $3.4 million related to our indemnification obligation at September 30, 2013. See Note 1 - Description of Business in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

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

Inventory

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor, and manufacturing overhead costs, which approximates weighted average cost. We write-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on our forecasted future revenue. The charge related to inventory write-downs is recorded as a cost of revenue. The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where we sell previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. We do not track the selling price of individual raw material components that have been previously written down or written off, since such raw material components usually are only a portion of the finished products and related sales price. We evaluate inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. We have incurred, and may in the future incur charges to write-down our inventory. See Note 6 - Inventory in the notes to the consolidated financial statements for additional information related to our inventory.

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

Stock-Based Compensation

Stock-based compensation expense is measured at the stock option grant date, based on the fair value of the award, and is recorded to cost of sales, sales, general, and administrative, and research and development expense based on an employee's responsibility and function over the requisite service period. We use the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair value of stock-based awards in accordance with ASC 718, Compensation. This option-pricing model requires the input of subjective assumptions, including the option's expected life, the price volatility of the underlying stock, and expected forfeitures. Expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on our historical stock prices. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the change in our non-cash stock-based compensation expense could adversely affect our results of operations. See Note 15 - Equity in the notes to the consolidated financial statements for additional disclosures related to our stock-based compensation.

Litigation Contingencies

We are subject to various legal proceedings, claims, and litigation, either asserted or unasserted that arise in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect the resolution of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows. However, the results of these matters cannot be predicted with certainty. Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Should we fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, then the financial results of that particular reporting period could be materially affected. See Note 14 - Commitments and Contingencies in the notes to our consolidated financial statements for disclosures related to our legal proceedings.

Warrant Valuation

As of September 30, 2013 and 2012, warrants representing 400,001 and 750,011 shares, respectively, of our common stock were outstanding. All of our warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to affect a mandatory exercise of each warrant. The valuation model requires the input of highly subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of the warrants is primarily due to the change in the closing price of our common stock. See Note 4 - Fair Value Accounting in the notes to the consolidated financial statements for additional disclosures related to our valuation of our outstanding warrants.

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

We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. During the three months ended September 30, 2011, we completed a review of our asset retirement and environmental obligations and we recorded an asset retirement obligation with an offset to fixed assets totaling $4.8 million. The balance of the asset retirement obligation as of September 30, 2013 is $5.1 million. See Note 14 - Commitments and Contingencies in the notes to the consolidated financial statements for additional disclosures related to our asset retirement obligations.

Insurance Recoveries

Insurance recoveries related to impairment losses previously recorded and other recoverable expenses will be recognized up to the amount of our related loss or expense in the period that recoveries become realizable. Insurance recoveries under business interruption coverage and insurance gains in excess of amounts previously written off related to impaired inventory and equipment or in excess of other recoverable expenses previously recognized will be recognized when they become realizable and all contingencies have been resolved. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. As of September 30, 2013 and 2012, we have not recorded any estimated amounts relating to potential future insurance recoveries in our consolidated statement of operations.

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

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue.

	For the Fiscal Years Ended September 30,
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Cost of revenue	83.2	89.1	78.7
Gross profit	16.8	10.9	21.3
Operating expense (income):
Selling, general, and administrative	16.3	21.3	17.7
Research and development	11.9	13.6	16.4
Impairment	—	0.9	4.0
Litigation settlements, net	—	0.6	(0.6)
Flood-related loss	—	3.4	—
Flood-related insurance proceeds	(11.3)	(5.5)	—
Gain on sale of assets	(0.2)	(1.7)	—
Total operating expense	16.7	32.6	37.5
Operating income (loss)	0.1	(21.7)	(16.2)
Other income (expense):
Interest expense, net	(0.5)	(0.4)	(0.3)
Foreign exchange gain	0.2	—	0.4
Loss from equity method investment	—	(0.8)	(0.9)
Gain on sale of equity method investment	2.9	—	—
Change in fair value of financial instruments	0.3	—	—
Other expense	—	—	—
Total other income (expense)	2.9	(1.2)	(0.8)
Income (loss) before income tax expense	3.0	(22.9)	(17.0)
Income tax expense	(0.1)	(1.0)	—
Net income (loss)	3.0%	(23.9)%	(17.0)%

Comparison of financial results:

Revenue:

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2013 vs Fiscal 2012		Fiscal 2012 vs Fiscal 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Fiber Optics revenue	$96,977	$96,153	$125,659	$824	0.9%	$(29,506)	(23.5)%
Photovoltaics revenue	71,170	67,628	75,269	3,542	5.2%	(7,641)	(10.2)%
Total revenue	$168,147	$163,781	$200,928	$4,366	2.7%	$(37,147)	(18.5)%

Fiber Optics Revenue:

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

Broadband product revenue:

•
For the fiscal year ended September 30, 2013, revenue from broadband products increased 2% from the prior year which was primarily driven by increased unit shipments of our CATV-related products primarily due to the impact of the Thailand flood in 2011 that adversely impacted our revenues in 2012. Sales of our CATV products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represent the second largest percentage of our total fiber optics-related revenue.

•
For the fiscal year ended September 30, 2012, revenue from broadband products decreased 27% from the prior year which was primarily driven by decreased unit shipments of our CATV-related products due to the impact of the Thailand flood.

Digital product revenue:

•
For the fiscal year ended September 30, 2013, revenue from digital products decreased 1% from the prior year which was primarily due to the sale of our enterprise digital product lines in 2012. Our telecom optical-related product line, which includes tunable XFP, and integrated tunable laser assemblies (ITLAs), represent the largest percentage of our total fiber optics-related revenue.

•
Fiscal 2012 revenue from digital products decreased 32% from the prior year which was primarily due to the impact of the Thailand flood on the telecom product lines. Our enterprise digital product lines were sold to SEI in May 2012.

Our Fiber Optics segment accounted for 58%, 59% and 63% of our consolidated revenue for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Photovoltaics Revenue:

Our Photovoltaics reporting segment provides products for both space and terrestrial solar power applications. For space solar power applications, we offer high-efficiency multi-junction solar cells, covered interconnect cells (CICs), and complete satellite solar panels. For terrestrial power applications, we offer high-efficiency multi-junction solar cells for concentrating photovoltaic (CPV) power systems.

For the fiscal year ended September 30, 2013, revenue from photovoltaics increased approximately 5% from the prior year primarily due to higher revenues from our space and terrestrial cell products. Sales of our satellite solar cells, CICs and panel products represent the largest percentage of our total photovoltaics-related revenue. Historically, our Photovoltaics revenue has fluctuated significantly due to the timing of program completions and product shipments of major orders.

For the fiscal year ended September 30, 2012, revenue from satellite applications decreased approximately 9% from the prior year. The decrease was primarily driven by lower volume sales of space solar cell CIC products. Sales of our satellite solar cells, CICs and panel products represent the largest percentage of our total photovoltaics-related revenue. Revenue from our terrestrial-related products was not significant as a percentage of total photovoltaics-related revenue.

Our Photovoltaics segment accounted for 42%, 41% and 37% of our consolidated revenue for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Gross Profit:

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2013 vs Fiscal 2012		Fiscal 2012 vs Fiscal 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Fiber Optics gross profit	$9,835	$4,322	$23,221	$5,513	127.6%	$(18,899)	(81.4)%
Photovoltaics gross profit	18,363	13,504	19,542	4,859	36.0%	(6,038)	(30.9)%
Total gross profit	$28,198	$17,826	$42,763	$10,372	58.2%	$(24,937)	(58.3)%

Our cost of revenue consists of raw materials, compensation expense including non-cash stock-based compensation expense, depreciation expense and other manufacturing overhead costs, expenses associated with excess and obsolete inventories, and product warranty costs. Historically, our cost of revenue, as a percentage of revenue, has fluctuated largely due to inventory and specific product warranty charges. Our gross margins are also affected by product mix, manufacturing yields and volumes, and timing related to the completion of long-term contracts. During the fiscal year ended September 30, 2013, we increased our product warranty reserves due to a specific customer warranty claim and settlement of another specific customer warranty claim.

Consolidated gross margins were 16.8%, 10.9% and 21.3% for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $1.1 million, $1.6 million and $1.4 million during the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Fiber Optics Gross Profit:

Fiber Optics gross margin was 10.1%, 4.5% and 18.5% during the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Inventory excess and obsolescence expense totaled approximately $1.9 million, $5.7 million and $4.2 million during the fiscal years ended September 30, 2013, 2012 and 2011, respectively. The inventory excess and obsolescence expense for the fiscal year ended September 30, 2013 was primarily related to our digital product lines.

For the fiscal year ended September 30, 2013, gross margins increased from both our broadband and digital product lines when compared to the prior year. The increase in gross margins is primarily due to lower costs incurred in the current fiscal year from lower excess and obsolescence expenses and lower costs in the manufacturing of our products as more of our products were produced in lower cost areas.

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

Instead of completely rebuilding all flood-damaged manufacturing lines in Thailand, management decided to realign the Company's fiber optics product portfolio and focus on business areas with strong technology differentiation and growth opportunities. Management identified certain inventory on order related to manufacturing product lines destroyed by the Thailand flood and were not replaced. This expense, which totaled $1.6 million for the fiscal year ended September 30, 2012, was recorded within cost of revenue on our statement of operations and comprehensive loss.

Photovoltaics Gross Profit:

Photovoltaics gross margin was 25.8%, 20.0% and 26.0% for the fiscal years ended September 30, 2013, 2012 and 2011 respectively.

For the fiscal year ended September 30, 2013, the increase in gross margin compared to the prior year is primarily due to higher revenues and the elimination of lower margin terrestrial system product lines that were sold to Suncore in September 2012.

For the fiscal year ended September 30, 2012, gross margins decreased from our satellite application product lines when compared to the prior year primarily due to lower revenues with unfavorable product mix changes, as well as lower manufacturing yields.

Selling, General and Administrative (SG&A):

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2013 vs Fiscal 2012		Fiscal 2012 vs Fiscal 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
SG&A expense	$27,419	$34,861	$35,582	$(7,442)	(21.3)%	$(721)	(2.0)%

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $1.8 million, $3.9 million and $3.9 million during the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

The decrease in SG&A expense for the fiscal year ended September 30, 2013 when compared to the prior year was attributable to cost reduction measures implemented which include lower compensation related expenses, the sale of our vertical cavity surface emitting lasers (VCSEL)-based and enterprise-related product lines in May 2012 and the sale of the terrestrial system product lines in September 2012.

The decrease in SG&A expense for the fiscal year ended September 30, 2012 when compared to the prior year was attributable to the cost reduction measure implemented which included a reduction of discretionary spending on staffing and infrastructure and due to the sale of our vertical cavity surface emitting lasers (VCSEL)-based and enterprise-related product lines in May 2012.

As a percentage of revenue, SG&A expenses were 16.3%, 21.3% and 17.7% for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Research and Development (R&D):

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2013 vs Fiscal 2012		Fiscal 2012 vs Fiscal 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
R&D expense	$19,972	$22,338	$32,853	$(2,366)	(10.6)%	$(10,515)	(32.0)%

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

Stock-based compensation expense within R&D totaled $1.3 million, $2.3 million and $2.1 million during the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

The decrease in R&D expense for the fiscal year ended September 30, 2013 when compared to the prior year was due to the sale of our vertical cavity surface emitting lasers (VCSEL)-based and enterprise-related product lines in May 2012 and the sale of the terrestrial system product lines in September 2012.

The decrease in R&D expense for the fiscal year ended September 30, 2012 when compared to the prior year was attributable to cost reduction measures discussed above, as well as lower expense incurred related to our development of our TXFP transceiver when compared to the prior year, and due to the sale of our (VCSEL)-based and enterprise-related product lines in May 2012. In August 2011, we signed a solar rooftop CPV development agreement with our Suncore joint venture pursuant to which we collaborated on the development and application of the current 500X and next-generation 1000X rooftop CPV systems. With the sale of the product lines to Suncore in September 2012, we no longer collaborated on these efforts. During the fiscal year ended September 30, 2012, we billed Suncore approximately $1.0 million for research and developments costs incurred.

As a percentage of revenue, R&D expenses were 11.9%, 13.6% and 16.4% for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Other Operating Expense (Income):

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2013 vs Fiscal 2012		Fiscal 2012 vs Fiscal 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Impairment	$—	$1,425	$8,000	$(1,425)	(100.0)%	$(6,575)	(82.2)%
Litigation settlements, net	$—	$1,050	$(1,145)	$(1,050)	(100.0)%	$2,195	191.7%
Flood-related loss	$—	$5,519	$—	$(5,519)	(100.0)%	$5,519	N/A
Flood-related insurance proceeds	$(19,000)	$(9,000)	$—	$10,000	111.1%	$(9,000)	N/A
Gain on sale of assets	$(413)	$(2,742)	$—	$(2,329)	(84.9)%	$(2,742)	N/A

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

Flood-related Loss:
During the fiscal year 2012, we recorded estimated flood-related losses associated with damaged inventory and equipment of approximately $3.7 million and $1.8 million, respectively.

Flood-related Insurance Proceeds:
During the fiscal year ended September 30, 2013, we received flood-related insurance proceeds of $19.0 million in the form of cash of $8.2 million, forgiveness of $5.6 million of outstanding capital lease obligations and $5.2 million of outstanding payables from our contract manufacturer. Flood-related insurance proceeds related to inventory and equipment destroyed by the Thailand flood are recognized when they become realized. We were not a named beneficiary of our contract manufacturer's insurance policy. No additional business interruption insurance proceeds associated with this event are anticipated. See Note 11 - Impact from Thailand Flood in the notes to the consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

We claimed damages and received proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds during the three months ended December 31, 2011. In September 2012, we received flood recoveries of $4.0 million from our contract manufacturer.

Operating Income (Loss):

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2013 vs Fiscal 2012		Fiscal 2012 vs Fiscal 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Fiber Optics operating loss	$(8,382)	$(26,684)	$(30,276)	$18,302	68.6%	$3,592	11.9%
Photovoltaics operating income (loss)	8,602	(8,941)	(2,251)	17,543	196.2%	(6,690)	(297.2)%
Total operating income (loss)	$220	$(35,625)	$(32,527)	$35,845	100.6%	$(3,098)	(9.5)%

Income (loss) from operations represents revenue less the cost of revenue and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared service departments and gains on sale of unconoslidated affiliates. Income (loss) from operations is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating income (loss) was 0.1%, (21.7)%, and (16.2)% for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Included in our operating income for the fiscal year ended September 30, 2013 were $1.8 million of New Mexico incentive tax credits received. The amount received was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. There were no significant incentive tax credits received during the fiscal years ended September 30, 2012 and 2011.

Other Income (Expense):

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2013 vs Fiscal 2012		Fiscal 2012 vs Fiscal 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Interest expense, net	$(800)	$(677)	$(640)	$(123)	(18.2)%	(37)	(5.8)%
Foreign exchange gain	356	45	735	311	691.1%	(690)	(93.9)%
Loss from equity method investment	—	(1,201)	(1,842)	1,201	100.0%	641	34.8%
Gain on sale of equity method investment	4,800	—	—	4,800	N/A	—	—%
Change in fair value of financial instruments	515	(69)	70	584	846.4%	(139)	(198.6)%
Other income (expense)	17	—	(15)	17	N/A	15	100.0%
Total other income (expense)	$4,888	$(1,902)	$(1,692)	$6,790	357.0%	$(210)	(12.4)%

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

Loss from Equity Method Investment
We entered into a joint venture agreement in fiscal 2010 with San'an Optoelectronics Co., Ltd. (San'an) for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from us. The joint venture, Suncore Photovoltaic Technology Co., Ltd. (Suncore) was established in January 2011. We accounted for our investment in Suncore using the equity method of accounting. Pursuant to the joint venture agreement, San'an and EMCORE shared the profits, losses, and risks of Suncore in proportion to and, in the event of losses, to the extent of their respective contributions to the registered capital of Suncore. In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'An Optoelectronics for a purchase price of $4.8 million. Following the completion of the transfer of our registered ownership interest in the fourth quarter of fiscal 2013, San'an owned 100% of the equity interest in Suncore. Pursuant to ASC 323-10, Investments—Equity Method and Joint Ventures – Overall, we stopped recording our proportionate share of Suncore's loss after our investment declined to a zero value since we had no obligation or intent to fund the deficit balance. In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'an Optoelectronics for a purchase price of $4.8 million. See Note 17- Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

Gain on Sale of Equity Method Investment
In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'an Optoelectronics for a purchase price of $4.8 million. The payment for the purchase price was made upon the completion of the share transfer, which occurred during the fourth quarter of fiscal 2013. In addition, upon completion of the transfer of our registered ownership interest, the Company recognized $3.3 million of deferred revenue from Suncore included in the financial statements as of June 30, 2013, as well as the resulting gain of $4.8 million on our registered ownership interest in the fourth quarter of fiscal year 2013.

Change in Fair Value of Financial Instruments
As of September 30, 2013 and September 30, 2012, warrants representing the right to purchase 400,001 and 750,011 shares, respectively, of our common stock were outstanding.

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

Income Tax Expense
During the fiscal year ended September 30, 2013, we recorded income tax expense of $0.1 million primarily due to federal alternative minimum income tax and state income taxes. During the fiscal year ended September 30, 2013, we considered certain tax planning strategies available to the Company that resulted in a decrease in our estimated annual effective tax rate for the year ended September 30, 2013.

Foreign Income Tax Expense on Capital Distributions
During the fiscal year ended September 30, 2012, Suncore increased its registered capital by recording a deemed capital distribution of $37.0 million which was distributed and reinvested in proportion to each entity's registered capital, of which San'an was allocated $22.2 million and EMCORE was allocated $14.8 million. During this same period, Suncore also recorded a cash dividend of approximately $4.1 million in proportion to each entity's registered capital of which San'an received $2.5 million and EMCORE received $1.6 million. We recorded the cash dividend as a reduction in our investment in Suncore. We incurred foreign income tax of approximately $1.6 million associated with these capital distributions which is presented in income tax expense on our statement of operations and comprehensive loss. EMCORE's cash dividend was equal to the foreign income tax expense incurred on these capital distributions. See Note 17 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

Net Income (Loss):

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2013 vs Fiscal 2012		Fiscal 2012 vs Fiscal 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Net income (loss)	$4,988	$(39,171)	$(34,219)	$44,159	112.7%	$(4,952)	(14.5)%

Net income (loss) per basic and diluted share was $0.19, $(1.66) and $(1.54) for the fiscal years ended September 30, 2013 2012 and 2011, respectively.

Order Backlog:

As of September 30, 2013, order backlog for our Photovoltaics segment totaled $57.1 million, an increase of 32% from $43.3 million reported as of September 30, 2012. Order backlog is defined as purchase orders or supply agreements accepted by us and deferred revenue with expected product delivery and/or services to be performed within the next twelve months. From time to time, our customers may request that we delay shipment of certain orders and our order backlog could also be adversely affected if our customers unexpectedly cancel purchase orders that we have previously accepted.

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

As of September 30, 2013, cash and cash equivalents totaled $16.1 million and net working capital totaled approximately $37.2 million. Working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the fiscal year ended September 30, 2013, we had net income of $5.0 million. Net cash used in operating activities for the fiscal year ended September 30, 2013 totaled $22.1 million.

With respect to measures taken to improve liquidity:

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank. The credit facility, as it has been amended through its five amendments, currently provides us with a revolving credit of up to $35 million through November 2015 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

Our credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, and limitations on liens and certain additional indebtedness and guarantees, in addition to minimum tangible net worth, fixed charge coverage, and EBITDA covenants. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of September 30, 2013, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $2.5 million minimum financial covenant requirement.

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

The credit facility includes in the borrowing availability approximately $4.5 million provided by machinery and equipment, which is reduced monthly by approximately $91,000. The borrowing base also includes accounts which are not yet earned by the final rendition of services by the Company including progress billings and that portion of those accounts earned but not yet invoiced. The borrowing base for these accounts will be the lesser of (1) 60% of these accounts, or (2) $5.0 million.

The credit facility established the Company's minimum cash balance and excess liquidity requirement at $2.5 million until June 30, 2014, when it will increase by $750,000 and thereafter on the first day of each quarter until it reaches $5.0 million. If the minimum cash balance and excess liquidity requirement falls below the specified amounts, certain financial covenants are triggered which relate to minimum tangible net worth, minimum EBITDA amounts, fixed charge coverage and limitations on capital expenditures.

On August 26, 2013, we entered into a Fifth Amendment to the credit facility, which amended among other things the borrowing base of the credit facility, by adding certain real estate as collateral in the borrowing base calculation, pursuant to which Wells Fargo agrees, subject to the terms and conditions of the Fifth Amendment and the credit facility, to provide up to $7.5 million in secured financing to the Company. This change to the borrowing base calculation was not implemented as of September 30, 2013 as not all conditions required had been completed. We expect the change in the borrowing base calculation to be effective by no later than December 31, 2013.

As of September 30, 2013, we had a $21.7 million LIBOR rate loan outstanding under our credit facility, with an interest rate of 3.3%. As of November 29, 2013, the outstanding balance under this credit facility totaled approximately $1.7 million. As of September 30, 2013, the credit facility also had $1.2 million reserved for four outstanding stand-by letters of credit, leaving a remaining $2.2 million borrowing availability balance under this credit facility. We now expect at least 72% of the $35.0 million credit facility to be available for use during fiscal year 2014.

•
Stock Sales: During August 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $50 million of our common or preferred stock, warrants or debt securities. On August 23, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date. On October 3, 2012 we sold 1,832,410 shares of common stock for net proceeds of $9.5 million. In addition, on September 18, 2013, we sold 2,875,000 shares of common stock for net proceeds of $11.7 million. See Note 15 - Equity for additional disclosures related to the stock sale.

We believe that our existing balances of cash and cash equivalents and amounts expected to be available under our credit facility will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next twelve months.

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

Cash Flow:

Net Cash Used In Operating Activities

Operating Activities (in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2013 vs Fiscal 2012		Fiscal 2012 vs Fiscal 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Net cash provided by (used in) operating activities	$(22,105)	$(15,002)	$(6,289)	$(7,103)	(47.3)%	$(8,713)	(138.5)%

Fiscal 2013:
Our operating activities consumed cash of $22.1 million in fiscal 2013 primarily due to the changes in our current assets and liabilities (or working capital components) of $21.2 million, non-cash insurance proceeds of $16.1 million and the reclassification of the gain on sale of equity method investment of $4.8 million to investing activities partially offset by our net income of $5.0 million, depreciation, amortization and accretion expense of $8.7 million, stock-based compensation expense of $4.2 million and warranty provision of $2.9 million. The change in our current assets and liabilities was primarily the result of a decrease in accounts payable of $14.0 million, a decrease in accrued expenses and other current liabilities of $9.6 million, and an increase in accounts receivable of $5.0 million, partially offset by a decrease in inventory of $2.0 million and other assets of $5.4 million. The decrease in accounts payable is primarily a result of paying down balances that had increased in prior periods with the proceeds received in the current period from the issuance of common stock and the collection of other current assets.

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

Net Cash (Used In) Provided By Investing Activities

Investing Activities (in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2013 vs Fiscal 2012		Fiscal 2012 vs Fiscal 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Net cash provided by (used in) investing activities	$3,829	$5,274	$(15,286)	$(1,445)	(27.4)%	$20,560	134.5%

Fiscal 2013:
Our investing activities provided $3.8 million of cash primarily from the sale of an unconsolidated affiliate of $4.8 million, flood related insurance proceeds of $5.4 million, sale of certain assets of $1.2 million, and cash proceeds of $0.5 million related to the disposal of equipment partially offset by capital related expenditures of $7.2 million and the funding of restricted cash of $0.7 million.

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

Capital expenditures increased sharply compared to fiscal 2011 as we rebuilt our production capacity and replaced equipment that was damaged by the Thailand flooding. Capital expenditures were funded primarily by insurance proceeds we received.

Fiscal 2011:
Our investing activities consumed $15.3 million of net cash in fiscal 2011 primarily due to $1.4 million related to capital expenditures and $0.6 million related to investment in patents; partially offset by $1.3 million in proceeds from the sale of available-for-sale securities and $0.4 million related to the release of restricted cash.

Net Cash Provided By Financing Activities

Financing Activities (in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2013 vs Fiscal 2012		Fiscal 2012 vs Fiscal 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
Net cash provided by financing activities	$25,284	$3,015	$17,887	$22,269	738.6%	$(14,872)	(83.1)%

Fiscal 2013:
Our financing activities provided $25.3 million of net cash primarily from proceeds of $21.2 million from the sale of common stock, $2.4 million of proceeds related to borrowings from our bank credit facility, and $1.7 million in proceeds from stock plan transactions. See Note 1 - Description of Business in the notes to the consolidated financial statements for information related to borrowings from our bank credit facility.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments over the next five years are summarized in the table below:

(in thousands)		For the Fiscal years ended September 30,
	Total	2014	2015 to 2016	2017 to 2018	2019 and later
Purchase obligations	$29,806	29,719	$87	$—	$—
Credit facility	21,706	21,706	—	—	—
Asset retirement obligations	7,665	—	436	4,754	2,475
Operating lease obligations	4,564	696	1,278	152	2,438
Total contractual obligations and commitments	$63,741	$52,121	$1,801	$4,906	$4,913

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

Credit Facility
As of September 30, 2013, we had a $21.7 million LIBOR rate loan outstanding, with an interest rate of 3.3%, and approximately $1.2 million reserved under four outstanding standby letters of credit under the credit facility.

The credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, and limitations on liens and certain additional indebtedness and guarantees, in addition to minimum tangible net worth, fixed charge coverage, and EBITDA covenants. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of September 30, 2013, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $2.5 million minimum financial covenant requirement.

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

The credit facility includes in the borrowing availability approximately $4.5 million provided by machinery and equipment, which is reduced monthly by approximately $91,000. The borrowing base also includes accounts which are not yet earned by the final rendition of services by the Company including progress billings and that portion of those accounts earned but not yet invoiced. The borrowing base for these accounts will be the lesser of (1) 60% of these accounts, or (2) $5.0 million.

The credit facility established the Company's minimum cash balance and excess liquidity requirement at $2.5 million until June 30, 2014, when it will increase by $750,000 and thereafter on the first day of each quarter until it reaches $5.0 million. If the minimum cash balance and excess liquidity requirement falls below the specified amounts, certain financial covenants are triggered which relate to minimum tangible net worth, minimum EBITDA amounts and limitations on capital expenditures.

On August 26, 2013, we entered into a Fifth Amendment to the credit facility, which amended among other things the borrowing base of the credit facility, by adding certain real estate as collateral in the borrowing base calculation, pursuant to which Wells Fargo agrees, subject to the terms and conditions of the Fifth Amendment and the credit facility, to provide up to $7.5 million in secured financing to the Company. This change to the borrowing base calculation was not implemented as of September 30, 2013 as not all conditions required had been completed. We expect the change in the borrowing base calculation to be effective by no later than December 31, 2013.

We now expect at least 72% of the total amount of credit under the credit facility to be available for use based on the revised borrowing base formula during fiscal year 2014. See Note 12 - Credit Facilities for additional information related to our bank credit facility.

Asset Retirement Obligations
We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our asset retirement obligations include assumptions related to renewal option periods where we expect to extend facility lease terms. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. See Note 14 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our asset retirement obligations.

Operating Leases
Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties. There are no off-balance sheet arrangements other than our operating leases. See Note 14 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information related to our operating lease obligations. See Note 11 - Impact from Thailand Flood for a discussion associated with the impact of the floods in Thailand on our equipment which includes those under capital lease.

Segment Data and Related Information
See Note 16 - Segment Data and Related Information in the notes to the consolidated financial statements for disclosures related to business segment revenue, geographic revenue, significant customers, and operating income (loss) by business segment.

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

During the normal course of business, we are exposed to market risks associated with fluctuations in foreign currency exchange rates, primarily the euro and yuan renminbi. To reduce the impact of these risks on our earnings and to increase the predictability of cash flows, we use natural offsets in receipts and disbursements within the applicable currency as the primary means of reducing the risk.
Some of our foreign suppliers may adjust their prices (in US dollars) from time to time to reflect currency exchange fluctuations, and such price changes could impact our future financial condition or results of operations. We do not currently hedge our foreign currency exposure.

Interest Rate Risks
On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank. The credit facility, as it has been amended through its five amendments, currently provides us with a revolving credit of up to $35 million through November 2015 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

As of September 30, 2013, we had a $21.7 million LIBOR rate loan outstanding, with an interest rate of 3.3%, and approximately $1.2 million reserved for four outstanding stand-by letters of credit under the credit facility. We now expect at least 72% of the $35.0 million credit facility to be available for use during fiscal year 2014. An increase in our average interest rate by one percent would increase our annual interest rate expense by $0.2 million.

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

EMCORE CORPORATION
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Fiscal Years Ended September 30, 2013, 2012 and 2011
(in thousands, except net income (loss) per share)

	For the Fiscal Years Ended September 30,
	2013	2012	2011
Revenue	$168,147	$163,781	200,928
Cost of revenue	139,949	145,955	158,165
Gross profit	28,198	17,826	42,763
Operating expense (income):
Selling, general, and administrative	27,419	34,861	35,582
Research and development	19,972	22,338	32,853
Impairment	—	1,425	8,000
Litigation settlements, net	—	1,050	(1,145)
Flood-related loss	—	5,519	—
Flood-related insurance proceeds	(19,000)	(9,000)	—
Gain on sale of assets	(413)	(2,742)	—
Total operating expense	27,978	53,451	75,290
Operating income (loss)	220	(35,625)	(32,527)
Other income (expense):
Interest expense, net	(800)	(677)	(640)
Foreign exchange gain	356	45	735
Loss from equity method investment	—	(1,201)	(1,842)
Gain on sale of equity method investment	4,800	—	—
Change in fair value of financial instruments	515	(69)	70
Other income (expense)	17	—	(15)
Total other income (expense)	4,888	(1,902)	(1,692)
Income (loss) before income tax expense	5,108	(37,527)	(34,219)
Income tax expense	(120)	(1,644)	—
Net income (loss)	$4,988	$(39,171)	$(34,219)
Foreign exchange translation adjustment	247	464	135
Comprehensive income (loss)	$5,235	$(38,707)	$(34,084)
Per share data:
Net income (loss) per basic share	$0.19	$(1.66)	$(1.54)
Net income (loss) per diluted share	$0.19	$(1.66)	$(1.54)
Weighted-average number of basic shares outstanding	26,531	23,559	22,228
Weighted-average number of diluted shares outstanding	26,812	23,559	22,228

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Balance Sheets
As of September 30, 2013 and 2012
(in thousands, except per share data)

	As of	As of
	September 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$16,104	$9,047
Restricted cash	815	82
Accounts receivable, net of allowance of $3,363 and $3,279, respectively	41,826	36,939
Inventory	32,115	35,192
Prepaid expenses and other current assets	9,437	14,146
Total current assets	100,297	95,406
Property, plant, and equipment, net	49,744	47,896
Goodwill	20,384	20,384
Other intangible assets, net	2,159	3,428
Other non-current assets, net of allowance of $3,533 and $3,419, respectively	1,130	2,752
Total assets	$173,714	$169,866
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$21,706	$19,316
Accounts payable	19,643	38,814
Warrant liability	155	670
Accrued expenses and other current liabilities	21,597	32,635
Total current liabilities	63,101	91,435
Asset retirement obligations	5,053	5,004
Deferred gain associated with sale of assets	3,400	3,400
Other long-term liabilities	981	1,004
Total liabilities	72,535	100,843
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 30,022 shares issued and 29,982 shares outstanding as of September 30, 2013; 24,412 shares issued and 24,372 shares outstanding as of September 30, 2012	749,266	722,345
Treasury stock, at cost; 40 shares	(2,071)	(2,071)
Accumulated other comprehensive income	1,623	1,376
Accumulated deficit	(647,639)	(652,627)
Total shareholders’ equity	101,179	69,023
Total liabilities and shareholders’ equity	$173,714	$169,866

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Shareholders' Equity
For the Fiscal Years Ended September 30, 2013, 2012, and 2011
(in thousands)

	Shares of Common Stock	Value of Common Stock	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
Balance as of September 30, 2010	21,297	$701,997	$(2,083)	$777	$(587,259)	$113,432
Net loss					(34,219)	(34,219)
Translation adjustment				135		135
Stock-based compensation	628	7,580				7,580
Stock option exercises	58	320				320
Issuance of common stock - ESPP	359	1,455				1,455
Issuance of common stock - ODPP	9	80				80
Outstanding warrants valuation adjustment	—	(8,218)			8,022	(196)
Issuance of common stock from private placement transaction	1,102	9,653				9,653
Issuance of common stock related to equity line financing facility	28	196				196
Balance as of September 30, 2011	23,481	713,063	(2,083)	912	(613,456)	98,436
Net loss					(39,171)	(39,171)
Translation adjustment				464		464
Stock-based compensation	603	8,038				8,038
Stock option exercises	17	75				75
Issuance of common stock - ESPP	250	1,091				1,091
Issuance of common stock - ODPP	21	90				90
Issuance of treasury stock	—	(12)	12			—
Balance as of September 30, 2012	24,372	722,345	(2,071)	1,376	(652,627)	69,023
Net income					4,988	4,988
Translation adjustment				247		247
Stock-based compensation	475	4,027				4,027
Stock option exercises	79	395				395
Issuance of common stock - ESPP	344	1,292				1,292
Issuance of common stock - ODPP	5	18				18
Issuance of common stock from stock sales	4,707	21,189				21,189
Balance as of September 30, 2013	29,982	$749,266	$(2,071)	$1,623	$(647,639)	$101,179

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the Fiscal Years Ended September 30, 2013, 2012 and 2011
(in thousands)

	For the Fiscal Years Ended September 30,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,988	$(39,171)	$(34,219)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment	—	1,425	8,000
Depreciation, amortization, and accretion expense	8,688	9,420	11,973
Stock-based compensation expense	4,209	7,756	7,428
Gain on sale of equity method investment	(4,800)	—	—
Provision adjustments related to doubtful accounts	119	(158)	30
Provision adjustments related to product warranty	2,914	(49)	970
Provision for losses on inventory purchase commitments	—	2,344	—
Loss from equity method investment	—	1,201	1,842
Change in fair value of financial instruments	(515)	69	(70)
Net loss on disposal of equipment	—	147	238
Flood-related loss	—	5,519	—
Non-cash insurance proceeds	(16,134)	(2,609)	—
Gain on sale of assets	(338)	(2,742)	—
Total non-cash adjustments	(5,857)	22,323	30,411
Changes in operating assets and liabilities:
Accounts receivable	(4,967)	(1,707)	3,278
Inventory	2,016	(9,807)	(883)
Other assets	5,370	(3,889)	(2,519)
Accounts payable	(14,032)	10,610	404
Accrued expenses and other current liabilities	(9,623)	6,639	(2,761)
Total change in operating assets and liabilities	(21,236)	1,846	(2,481)
Net cash used in operating activities	(22,105)	(15,002)	(6,289)
Cash flows from investing activities:
Cash proceeds from sale of equity method investment	4,800	—	—
Purchase of equipment	(7,242)	(12,211)	(7,334)
Deposits on equipment orders	(3)	(351)	(1,030)
Flood-related insurance proceeds from equipment	5,373	2,609	—
Investments in internally-developed patents	—	—	(425)
Investment in an unconsolidated affiliate	—	—	(12,000)
Dividend from an unconsolidated affiliate	—	1,644	—
Consulting fees received related to an unconsolidated affiliate	—	—	5,500
Purchase of a business	—	—	(750)
Proceeds from sale of assets	1,150	13,121	—
Increase in restricted cash	(733)	462	753
Proceeds from disposal of property, plant and equipment	484	—	—
Net cash provided by (used in) investing activities	3,829	5,274	(15,286)
Cash flows from financing activities:
Net proceeds from borrowings from credit facilities	2,390	1,759	6,984
Net proceeds from private placement transaction	—	—	9,653
Proceeds from sale of common stock	21,189	—	—
Proceeds from stock plans	1,705	1,256	1,855
Payments on capital lease obligations	—	—	(605)
Net cash provided by financing activities	25,284	3,015	17,887
Effect of exchange rate changes on foreign currency	49	162	(658)
Net increase (decrease) in cash and cash equivalents	7,057	(6,551)	(4,346)

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the Fiscal Years Ended September 30, 2013, 2012 and 2011
(in thousands)

	For the Fiscal Years Ended September 30,
	2013	2012	2011
Cash and cash equivalents at beginning of period	9,047	15,598	19,944
Cash and cash equivalents at end of period	$16,104	$9,047	$15,598
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$704	$514	$895
Cash paid during the period for income taxes	$15	$1,644	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock under equity line financing facility	$—	$—	$196
Acquisition of equipment under capital lease	$—	$4,411	$1,879
Sale of assets to Suncore for current receivable	$—	$2,934	$—
Prior consulting fees received to an unconsolidated affiliate	$—	$—	$3,000
Forgiveness of capital lease and accounts payable	$10,761	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

EMCORE Corporation
Notes to our Consolidated Financial Statements

NOTE 1.	Description of Business

Business Overview

EMCORE Corporation and its subsidiaries (the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the fiber optics and solar power markets. We were established in 1984 as a New Jersey corporation and we have two reporting segments: Fiber Optics and Photovoltaics. Our Fiber Optics business segment provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV), Wireless and Fiber-To-The-Premise (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications. EMCORE's Solar Photovoltaics business segment provides products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells (CICs) and complete satellite solar panels, and terrestrial applications, including high-efficiency GaAs solar cells for concentration photovoltaic (CPV) power systems.

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. This transaction was recorded as a sale of assets since it did not meet the criteria to be considered a component of our business. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of September 30, 2013 and 2012 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Settlement of escrow amounts occurs over a two-year period and is subject to claim adjustments. In total, we deferred approximately $4.9 million of the total paid by SEI as a gain on sale until the indemnification obligation of $3.4 million and $1.5 million of purchase price adjustment contingencies are resolved. During the fiscal year ended September 30, 2013, we resolved the purchase price contingencies resulting in the reduction of the purchase price by $1.1 million. The reduced purchase price is recorded as an offset to the escrow receivable of $2.6 million while an additional $0.4 million of gain on sale of assets was recognized during the fiscal year ended September 30, 2013. There remains a deferred gain of $3.4 million related to our indemnification obligation at September 30, 2013.

In May 2012, we also entered into a separate facility lease and transition services agreement (TSA) with SEI related to financial services, supply chain, facility, and information infrastructure support functions to be provided by us. We believe the values assigned to the facility lease and TSA approximate fair value. During the fiscal years ended September 30, 2013 and 2012, we recognized $2.8 million and $1.3 million, respectively, related to TSA fees and facility rental income which was recorded as a benefit against operating expenses incurred for such services.

The TSA included a $0.5 million credit to be applied against fees earned by Emcore over a twelve-month period through May 2013. We also incurred $0.6 million in expenses directly associated with this transaction. The TSA credit and transaction-related expenses incurred were applied against the proceeds received in determination of the gain recognized during the fiscal year ended September 30, 2012.

Liquidity and Capital Resources

Historically, we have consumed cash from operations and incurred significant net losses. We have managed our liquidity position through a series of cost reduction initiatives, borrowings from our credit facility, capital markets transactions, and the sale of assets.

As of September 30, 2013, cash and cash equivalents totaled $16.1 million and net working capital totaled approximately $37.2 million. Working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the fiscal year ended September 30, 2013, we had net income of $5.0 million. Net cash used in operating activities for the fiscal year ended September 30, 2013 totaled $22.1 million.

With respect to measures taken to improve liquidity:

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank. The credit facility, as it has been amended through its five amendments, currently provides us with a revolving credit of up to $35 million through November 2015 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

Our credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, and limitations on liens and certain additional indebtedness and guarantees, in addition to minimum tangible net worth, fixed charge coverage, and EBITDA covenants. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of September 30, 2013, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $2.5 million minimum financial covenant requirement.

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

The credit facility includes in the borrowing availability approximately $4.5 million provided by machinery and equipment, which is reduced monthly by approximately $91,000. The borrowing base also includes accounts which are not yet earned by the final rendition of services by the Company including progress billings and that portion of those accounts earned but not yet invoiced. The borrowing base for these accounts will be the lesser of (1) 60% of these accounts, or (2) $5.0 million.

The credit facility established the Company's minimum cash balance and excess liquidity requirement at $2.5 million until June 30, 2014, when it will increase by $750,000 and thereafter on the first day of each quarter until it reaches $5.0 million. If the minimum cash balance and excess liquidity requirement falls below the specified amounts, certain financial covenants are triggered which relate to minimum tangible net worth, minimum EBITDA amounts, fixed charge coverage and limitations on capital expenditures.

On August 26, 2013, we entered into a Fifth Amendment to the credit facility, which amended among other things the borrowing base of the credit facility, by adding certain real estate as collateral in the borrowing base calculation, pursuant to which Wells Fargo agrees, subject to the terms and conditions of the Fifth Amendment and the credit facility, to provide up to $7.5 million in secured financing to the Company. This change to the borrowing base calculation was not implemented as of September 30, 2013 as not all conditions required had been completed. We expect the change in the borrowing base calculation to be effective by no later than December 31, 2013.

As of September 30, 2013, we had a $21.7 million LIBOR rate loan outstanding under our credit facility, with an interest rate of 3.3%. As of November 29, 2013, the outstanding balance under this credit facility totaled approximately $1.7 million. As of September 30, 2013, the credit facility also had $1.2 million reserved for four outstanding stand-by letters of credit, leaving a remaining $2.2 million borrowing availability balance under this credit facility. We now expect at least 72% of the $35.0 million credit facility to be available for use during fiscal year 2014.

•
Stock Sales: During August 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $50 million of our common or preferred stock, warrants or debt securities. On August 23, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date. On October 3, 2012 we sold 1,832,410 shares of common stock for net proceeds of $9.5 million. In addition, on September 18, 2013, we sold

2,875,000 shares of common stock for net proceeds of $11.7 million. See Note 15 - Equity for additional disclosures related to the stock sale.

We believe that our existing balances of cash and cash equivalents and amounts expected to be available under our credit facility will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next twelve months.

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

Concentration of Credit Risk. Financial instruments that may subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash and cash equivalents are held in safekeeping primarily with Wells Fargo Bank. When necessary, we perform credit evaluations on our customers' financial condition and occasionally we request deposits in advance of shipping product to our customers. These financial evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment patterns, bad debt write-off experience, and financial review of the particular customer.

Cash and Cash Equivalents. Cash and cash equivalents consists primarily of bank deposits and occasionally highly liquid short-term investments with a maturity of three months or less at the time of purchase.

Restricted Cash. Restricted cash represents recently deposited cash that is temporarily restricted by our bank.

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

Inventory. Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor, and manufacturing overhead costs, which approximates weighted average cost. We write-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on our forecasted future sales. The charge related to inventory write-downs is recorded as a cost of revenue. The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where we sell previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. We do not track the selling price of individual raw material components that have been previously written down or written off, since such raw material components usually are only a portion of the finished products and related sales price. We evaluate inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. We have incurred, and may in the future incur charges to write-down our inventory.

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

Leasehold improvements are amortized over the lesser of the asset life or the life of the facility lease. Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives of the related asset. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in the consolidated statement of operations and comprehensive income (loss).

Goodwill. The Company's goodwill of approximately $20.4 million is associated with our Photovoltaics segment. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. As required by ASC 350, Intangibles - Goodwill and Other, we evaluate our goodwill for impairment on an annual basis (September 30), or whenever events or changes in circumstances indicate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

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

We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. We previously completed a review of our asset retirement and environmental obligations and we recorded an asset retirement obligation with an offset to fixed assets totaling $5.1 million and $5.0 million as of September 30, 2013 and 2012, respectively.

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

Equity investments. We accounted for our equity investment in our Suncore joint venture in accordance with ASC 323, Investments - Equity Method and Joint Ventures. An equity investment in which we exercise significant influence but do not control and are not the primary beneficiary, is accounted for using the equity method. We regularly reviewed our investment to determine whether a decline in fair value below the cost basis was other than temporary. In our opinion, neither San'an nor EMCORE held a controlling financial interest in Suncore because neither party had exclusive authority over decision-making related to significant ordinary course of business actions such as establishing a budget, compensation, and the hiring and firing of certain executive personnel. In June 2013, we entered into an agreement to sell our 40% registered ownership interest in Suncore to San'An for a purchase price of $4.8 million. The sale closed during the fourth quarter of fiscal 2013.

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

Insurance Recoveries. Insurance recoveries related to impairment losses previously recorded and other recoverable expenses will be recognized up to the amount of our related loss or expense in the period that recoveries become realizable. Insurance recoveries under business interruption coverage and insurance gains in excess of amounts previously written off related to impaired inventory and equipment or in excess of other recoverable expenses previously recognized will be recognized when they become realizable and all contingencies have been resolved. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. As of September 30, 2013, we do not expect to receive any further insurance recoveries.

Foreign Exchange. We recognize gains and losses due to the effect of exchange rate changes on foreign currency primarily due to our operations in Spain, the Netherlands, and in China. The assets and liabilities of our foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet dates, and the revenue and expense amounts are translated at the average rate during the applicable periods reflected on the consolidated statements of operations and comprehensive loss. Foreign currency translation adjustments are recorded as accumulated other comprehensive income. Gains and losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income (loss).

Income Taxes. In accordance with ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.  We record valuation allowances against all deferred tax assets for amounts which are considered less likely to be realized.

Comprehensive Income (Loss). ASC 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statement that is displayed with the same prominence as other financial statements. Our comprehensive income (loss) consists of both net income (loss) and foreign currency translation adjustments and it is presented in the accompanying consolidated statements of operations and comprehensive income (loss).

Income (Loss) Per Share. We are required, in periods in which we have net income, to calculate basic income (loss) per share using the two-class method. The two-class method is required because our unvested restricted stock awards are considered participating securities as these securities have the right to receive dividends or dividend equivalents should we declare dividends on our common stock. Under the two-class method, during periods of net income, net income is first reduced for distributions declared on all classes of securities to arrive at undistributed earnings. The undistributed earnings are then allocated on a pro-rata basis between the common shareholders and participating securities holders. The weighted-average number of common shares and participating securities outstanding during the period is then used to calculate basic income per share.

In periods in which we have a net loss, basic loss per share is calculated by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. For the fiscal years ended September 30, 2012 and 2011, non-vested restricted stock awards of 0.2 million and 0.4 million, respectively, were excluded from the computation of basic loss per share since net losses were not allocated to these participating securities.
For diluted income (loss) per share, the denominator includes all outstanding common shares and all potential dilutive common shares to be issued. For the fiscal years ended September 30, 2013, 2012 and 2011, we excluded 2.4 million, 4.0 million and 3.3 million, respectively, of weighted average outstanding stock options, restricted stock awards, restricted stock units and warrants from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.

NOTE 3.	Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or of potential significance, to us other than those discussed below:

•
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Income, which requires reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update will be effective for our fiscal year beginning on October 1, 2013. We do not expect this to have a significant impact on our Consolidated Financial Statements.

•
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This accounting standard update requires an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This accounting standard update will be effective for our fiscal year beginning on October 1, 2014. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

•
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The guidance is effective for interim and annual periods beginning after December 15, 2013 and should be applied prospectively to unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application of the new guidance is permitted. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

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

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table lists our financial assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurement
(in thousands)	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
As of September 30, 2013
Assets:
Cash and cash equivalents	$16,104	—	—	$16,104
Restricted cash	815	—	—	815
Liabilities:
Warrant liability	—	155	—	155
As of September 30, 2012
Assets:
Cash and cash equivalents	$9,047	—	—	$9,047
Restricted cash	82	—	—	82
Liabilities:
Warrant liability	—	670	—	670

Cash consists primarily of bank deposits or, occasionally, highly liquid short-term investments with a maturity of three months or less at the time of purchase.

Restricted cash represents temporarily restricted deposits held as compensating balances against short-term borrowing arrangements.

As of September 30, 2013 and 2012, warrants representing the right to purchase 400,001 and 750,011 shares, respectively, of our common stock were outstanding. All of our warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive income (loss) when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to effect a mandatory exercise of each warrant. The valuation model requires the input of subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of our warrants has been primarily due to the change in the closing price of our common stock.

Assumptions used in Monte Carlo Option Valuation Model	Warrants issued on February 20, 2008		Warrants issued on October 1, 2009
	As of September 30, 2013	As of September 30, 2012	As of September 30, 2013	As of September 30, 2012
Number of warrants issued	—	350,010	400,001	400,001
Expiration date	—	2/20/2013	4/1/2015	4/1/2015
Exercise price	$—	$60.24	$6.76 - $9.44	$6.76 - $9.44
Expected dividend yield	—	—	—	—
Expected stock price volatility	—%	54.82%	51.52%	81.56%
Risk-free interest rate	—%	0.14%	0.22%	0.27%
Expected term (in years)	0	0.39	1.50	2.50
Total warrant valuation	$—	$—	$155,000	$670,000

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

NOTE 5.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	September 30, 2013	September 30, 2012
Accounts receivable	$39,827	$33,893
Accounts receivable – unbilled	5,362	6,325
Accounts receivable, gross	45,189	40,218
Allowance for doubtful accounts	(3,363)	(3,279)
Accounts receivable, net	$41,826	$36,939

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

As of September 30, 2013 and 2012, we had $9.2 million and $6.3 million, respectively, of accounts receivable recorded using the percentage of completion method. Of these amounts, $4.6 million was invoiced and $4.6 million was unbilled as of September 30, 2013 and $1.9 million was invoiced and $4.4 million was unbilled as of September 30, 2012.

Included in accounts receivable, net at September 30, 2013 and 2012 is $6.5 million and $2.3 million, respectively, from sales to Suncore. See Note 17 - Suncore Joint Venture for additional disclosures related to Suncore.

The following table summarizes the changes in the allowance for doubtful accounts within accounts receivable:

Allowance for Doubtful Accounts (in thousands)	For the Fiscal Years Ended September 30,
	2013	2012	2011
Balance at beginning of period	$3,279	$3,332	$8,399
Provision adjustment - expense, net of recoveries	119	(53)	30
Reclass of amount to a long-term receivables account	—	—	(5,253)
Impact from foreign exchange translation adjustment	—	—	181
Write-offs and other adjustments - additions (deductions) to receivable balances	(35)	—	(25)
Balance at end of period	$3,363	$3,279	$3,332

During fiscal 2011, we wrote off $2.9 million related to a long-term receivable that was fully reserved for.

NOTE 6.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	September 30, 2013	September 30, 2012
Raw materials	$12,094	$14,471
Work in-process	4,122	8,853
Finished goods	15,899	11,868
Inventory	$32,115	$35,192

During the fiscal year ended September 30, 2012, we recorded flood-related losses associated with damaged inventory of approximately $3.7 million. See Note 11- Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

NOTE 7.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	September 30, 2013	September 30, 2012
Land	$1,502	$1,502
Building and improvements	18,423	19,065
Equipment	23,134	15,088
Furniture and fixtures	95	206
Computer hardware and software	933	1,017
Leasehold improvements	3,029	3,598
Construction in progress	2,628	7,420
Property, plant, and equipment, net	$49,744	$47,896

During the fiscal year ended September 30, 2012, we recorded flood-related losses associated with damaged equipment of approximately $1.8 million. In addition, equipment under capital lease totaling $1.9 million as of September 30, 2011 was also damaged by the Thailand flood and was written off against our outstanding capital lease obligation. We have entered into agreements with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expected to receive. As of September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. In addition, during the fiscal year ended September 30, 2013, we capitalized an additional $1.2 million of new manufacturing lines and recorded a corresponding amount of capital lease obligation. In December 2012, we received flood-related insurance proceeds of $4.2 million in the form of forgiveness of $2.2 million of outstanding capital lease obligations and $2.0 million of outstanding payables. In March 2013 we recorded the final flood-related insurance proceeds of $14.8 million in the form of a receivable of $8.2 million, which we received cash payment for in April 2013, forgiveness of $3.4 million of outstanding capital lease obligations and $3.2 million of outstanding payables. The receivable balance of $8.2 million was paid in April 2013. See Note 11 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

In May 2012, we sold approximately $0.9 million of equipment, net of accumulated amortization, to SEI pursuant to a Master Purchase Agreement signed in March 2012. See Note 1 - Description of Business for additional disclosures related to this asset sale.

As of September 30, 2013 and 2012, accumulated depreciation was approximately $79.9 million and $74.5 million, respectively.

NOTE 8.	Goodwill

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

As of September 30, 2011, we performed an annual goodwill impairment test and reviewed the qualitative factors as described in ASU No. 2011-08. We determined that it was not more likely than not that the fair value of our Photovoltaics reporting unit was less than its carrying amount.

Impairment Testing - Fiscal 2012:
As of September 30, 2012, we performed an annual goodwill impairment test and reviewed the qualitative factors as described in ASU No. 2011-08. We determined that it was not more likely than not that the fair value of our Photovoltaics reporting unit was less than its carrying amount.

Impairment Testing - Fiscal 2013:
As of September 30, 2013, we performed an annual goodwill impairment test and reviewed the qualitative factors as described in ASU No. 2011-08. Due to the length of time that has elapsed and changes in the underlying assumptions used in our prior quantitative impairment test, we determined to skip the qualitative assessment and perform a quantitative, step one, assessment of possible impairment based on the estimated fair value of the reporting unit. We determined based on that analysis that goodwill related to our photovoltaics reporting unit was not impaired. We will continue to monitor any changes in circumstances or triggering events that might indicate impairment of our goodwill. If there is significant erosion of the Company's market capitalization or if we determine that our Photovoltaics reporting unit is unable to achieve its projected cash flows, we may be required to perform interim period impairment tests. The outcome of these additional tests may result in the recording of goodwill impairment charges.

NOTE 9.	Intangible Assets

The following table sets forth the carrying value of intangible assets by reporting segment:

(in thousands)	As of September 30, 2013			As of September 30, 2012
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Fiber Optics:
Core Technology	$12,727	$(11,822)	$905	$12,727	$(11,150)	$1,577
Customer Relations	3,511	(2,647)	864	3,511	(2,359)	1,152
Patents	4,697	(4,498)	199	4,697	(4,381)	316
	20,935	(18,967)	1,968	20,935	(17,890)	3,045
Photovoltaics:
Patents	1,972	(1,781)	191	1,972	(1,589)	383
Total	$22,907	$(20,748)	$2,159	$22,907	$(19,479)	$3,428

In May 2012, we sold approximately $0.5 million of fiber optics-related intangible assets, net of accumulated amortization, to SEI pursuant to a Master Purchase Agreement signed in March 2012. See Note 1 - Description of Business for additional disclosures related to this asset sale.

Amortization expense related to intangible assets is included in sales, general, and administrative expense on our statement of operations and comprehensive income (loss). Based on the carrying amount of our intangible assets as of September 30, 2013, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense
(in thousands)
Fiscal year ended September 30, 2014	$1,017
Fiscal year ended September 30, 2015	555
Fiscal year ended September 30, 2016	554
Fiscal year ended September 30, 2017	33
Fiscal year ended September 30, 2018 and thereafter	—
Total	$2,159

Impairment Testing
The impairment tests for our long-lived assets involves comparing fair value to the carrying amount. If the carrying value of the long-lived assets (asset group) exceeds the estimated undiscounted cash flows expected to be generated by the assets, an impairment may exist. We derive fair value using both the guideline public company valuation method, and on a lesser extent, the discounted cash flow valuation method. The guideline public company valuation method entails a comparison to publicly traded companies within similar industry, product lines, market, growth, margins and risk and is generally based on published data regarding the public companies' stock price, revenue, and earnings. The discounted cash flow valuation method is based on both undiscounted and discounted cash flow models using assumptions about revenue growth rates, appropriate discount rates relative to risk, and estimates of terminal value.

Fiscal 2011:
As of September 30, 2011, we performed an impairment test of long-lived assets associated with our digital fiber optics product lines. The impairment test was triggered by a change in long-term financial and cash flow forecasts. The changes in financial and cash forecasts as of September 30, 2011 were not a result of the flooding in Thailand. The financial impact from this natural disaster was considered a fiscal 2012 first quarter event. As a result of our evaluation we determined that impairment existed and a charge of 8.0 million was recorded to write down long-lived assets. Of the total impairment charge, $5.3 million related to fixed assets and $2.7 million related to intangible assets. As of September 30, 2011, long-lived assets associated with our digital fiber optics product lines totaled $17.1 million.

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

Fiscal 2013
As of September 30, 2013, we performed an impairment test on certain long-lived assets related to our Fiber Optics segment. The impairment test was triggered by a change in long-term financial and cash flow forecasts. The impairment testing indicated that no impairment existed and that future undiscounted cash flows exceeded the carrying value.

NOTE 10.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	September 30, 2013	September 30, 2012
Compensation	$4,361	$3,798
Warranty	4,030	3,692
Termination fee	2,775	2,775
Professional fees	676	938
Royalty	1,061	1,445
Customer deposits	730	2,408
Deferred revenue	2,565	6,670
Self insurance	1,352	1,155
Capital lease obligations	—	4,411
Income and other taxes	1,345	1,573
Loss on sale contracts	415	765
Severance and restructuring accruals	601	1,521
Loss on inventory purchase commitments	—	723
Other	1,686	761
Accrued expenses and other current liabilities	$21,597	$32,635

Customer deposits: We signed agreements with certain customers related to our Fiber Optics segment pursuant to which they received an allocation of our finished goods inventory that was not damaged by the Thailand flood and started to receive a percentage of output from our new production lines that were placed into service. As consideration, we received $6.8 million as partial prepayments for future product shipments, of which $0 and approximately $1.3 million is outstanding as September 30, 2013 and 2012 , respectively. In December 2011, we also received a $3.3 million deposit from our Suncore joint venture related to an order for terrestrial CPV solar cells, of which $0.6 million was outstanding as of September 30, 2012. The remaining customer deposits are in the normal course of business.

Capital lease obligations: As of September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. In addition, during the fiscal year ended September 30, 2013, we capitalized an additional $1.2 million of manufacturing lines and recorded a corresponding amount of capital lease obligations. During the year ended September 30, 2013, the capital lease obligations were settled in connection with our insurance proceeds. See Note 11 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

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

On November 15, 2013, Mr. Chris Larocca proposed to resign as the Company's Chief Operating Officer, effective as of November 30, 2013. The Company and Mr. Larocca entered into a separation agreement and general release, dated November 16, 2013 (Separation Agreement), which includes mutual releases by Mr. Larocca and the Company of all claims related to Mr. Larocca's employment and service relationship with, and termination of employment and service from, the Company. The separation agreement provides for among other things, the continuation of his base salary for 88 weeks, benefits for 18 months, and immediate vesting of all his outstanding non-vested equity awards. These payments are not contingent upon any future service by Mr. Larocca. The Company expects to record a charge of approximately $0.5 million in the first quarter of fiscal year 2014 related to Mr. Larocca's separation agreement.

Our severance and restructuring-related accrual specifically relates to the Separation Agreement and non-cancelable obligations associated with an abandoned leased facility. Expense related to severance and restructuring accruals is included in sales, general, and administrative expense on our statement of operations and comprehensive income (loss). The following table summarizes the changes in the severance and restructuring-related accrual accounts:

(in thousands)	Severance-related accruals	Restructuring-related accruals	Total
Balance as of September 30, 2011	$5	$400	$405
Expense - charged to accrual	1,128	230	1,358
Payments and accrual adjustments	(28)	(214)	(242)
Balance as of September 30, 2012	$1,105	$416	1,521
Expense - charged to accrual	723	—	723
Payments and accrual adjustments	(1,305)	(338)	(1,643)
Balance as of September 30, 2013	$523	$78	$601

The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the Fiscal Years Ended September 30,
(in thousands)	2013	2012	2011
Balance at beginning of period	$4,100	$4,158	$4,851
Provision for product warranty - expense	2,914	(49)	970
Adjustments and utilization of warranty accrual	(2,453)	(9)	(1,663)
Balance at end of period	$4,561	$4,100	$4,158
Current portion	$4,030	$3,692	$4,158
Non-current portion	531	408	—
Product warranty liability at end of period	$4,561	$4,100	$4,158

The increase in our provision for product warranty expense for the fiscal year ended September 30, 2013 compared to the same periods in 2012 and 2011 was due to specific customer warranty claims.

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

Instead of completely rebuilding all flood-damaged manufacturing lines in Thailand, management decided to realign the Company's fiber optics product portfolio and focus on business areas with strong technology differentiation and growth opportunities. Management identified certain inventory on order related to manufacturing product lines that were destroyed by the Thailand flood and will not be replaced. This expense, which totaled $1.6 million, for the fiscal year ended September 30, 2012, was recorded within cost of revenue on our statement of operations and comprehensive income (loss).

In November 2011, we entered into an agreement with our contract manufacturer in Thailand whereby our contract manufacturer agreed to purchase equipment to rebuild certain manufacturing lines damaged by flood waters and we agreed to reimburse our contract manufacturer for the cost of the equipment out of insurance proceeds that we expected to receive. We were not a named beneficiary of our contract manufacturer's insurance policy. As of September 30, 2012, we capitalized the cost of our new manufacturing lines of approximately $5.2 million and recorded an equipment capital lease obligation of $4.4 million, net of equipment deposits. In addition, during the fiscal year ended September 30, 2013, we capitalized an additional $1.2 million of new manufacturing lines and recorded a corresponding amount to capital lease obligation. Additionally, we restructured our outstanding payables owed to our contract manufacturer, which delayed payments to future dates to coincide with expected timing of insurance proceeds. Flood-related insurance proceeds related to inventory and equipment destroyed by the Thailand flood are recognized when they become realized. In September 2012 we received cash flood-related insurance proceeds of $4.0 million. In December 2012, we received flood-related insurance proceeds of $4.2 million in the form of forgiveness of $2.2 million of outstanding capital lease obligations and $2.0 million of outstanding payables. In March 2013, we received the final flood-related insurance proceeds of $14.8 million in the form of a receivable of $8.2 million, which we received cash payment for in April 2013, forgiveness of $3.4 million of outstanding capital lease obligations and $3.2 million of outstanding payables. No additional flood-related insurance proceeds associated with this event are anticipated. Additionally, we also claimed damages and received proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds during the fiscal year ended September 30, 2012. No additional business interruption insurance proceeds associated with this event are anticipated.

The flooding had delayed our development and introduction of new fiber optics-related products and technologies. Delays in implementing new technologies and introducing new products may reduce our revenue and adversely affect our consolidated results of operations into the future.

NOTE 12.	Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank. The credit facility, as it has been amended through its five amendments, currently provides us with a revolving credit of up to $35 million through November 2015 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

The credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, and limitations on liens and certain additional indebtedness and guarantees, in addition to minimum tangible net worth, fixed charge coverage, and EBITDA covenants. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of September 30, 2013, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $2.5 million minimum financial covenant requirement.

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

The credit facility includes in the borrowing availability approximately $4.5 million provided by machinery and equipment, which is reduced monthly by approximately $91,000. The borrowing base also includes accounts which are not yet earned by the final rendition of services by the Company including progress billings and that portion of those accounts earned but not yet invoiced. The borrowing base for these accounts will be the lesser of (1) 60% of these accounts, or (2) $5.0 million.

The credit facility established the Company's minimum cash balance and excess liquidity requirement at $2.5 million until June 30, 2014, when it will increase by $750,000 and thereafter on the first day of each quarter until it reaches $5.0 million. If the minimum cash balance and excess liquidity requirement falls below the specified amounts, certain financial covenants are triggered which relate to minimum tangible net worth, minimum EBITDA amounts, fixed charge coverage and limitations on capital expenditures.

On August 26, 2013, we entered into a Fifth Amendment to the credit facility, which amended among other things the borrowing base of the credit facility, by adding certain real estate as collateral in the borrowing base calculation, pursuant to which Wells Fargo agrees, subject to the terms and conditions of the Fifth Amendment and the credit facility, to provide up to $7.5 million in secured financing to the Company. This change to the borrowing base calculation was not implemented as of September 30, 2013 as not all conditions required had been completed. We expect the change in the borrowing base calculation to be effective by no later than December 31, 2013.

As of September 30, 2013, we had a $21.7 million LIBOR rate loan outstanding, with an interest rate of 3.3%, and approximately $1.2 million reserved for four outstanding stand-by letters of credit under the credit facility. We now expect at least 72% of the $35.0 million credit facility to be available for use during fiscal year 2014.

NOTE 13.	Income and other Taxes

EMCORE Corporation is incorporated in the state of New Jersey. A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. federal and state income tax rates to income before provision for income taxes is as follows:

Provision for Income Taxes (in thousands)	For the Fiscal Year Ended September 30,
	2013	2012	2011
Income tax expense (benefit) computed at U.S. federal statutory rate	$1.7	$(12.8)	$(11.6)
State tax benefits, net of U.S. federal effect	0.4	(1.4)	(1.1)
Foreign	—	1.6	—
Other	1.3	0.7	1.3
Valuation allowance	(3.3)	13.5	11.4
Income tax expense - current	$0.1	$1.6	$—
Effective tax rate	2%	4%	—%

Significant components of our deferred tax assets are as follows:

Deferred Tax Assets	As of September 30, 2013	As of September 30, 2012
(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$166,834	$158,875
Foreign net operating loss carryforwards	4,052	3,593
Income tax credit carryforwards	2,641	2,773
Inventory reserves	3,743	5,891
Accounts receivable reserves	1,275	1,243
Accrued warranty reserve	799	1,053
State net operating loss carryforwards	14,289	15,984
Investment write-down	5,315	5,315
Legal reserves	—	267
Stock compensation	3,325	3,201
Deferred compensation	1,466	1,309
Fixed assets and intangibles	12,681	15,639
Other	1,320	7,199
Total deferred tax assets	217,740	222,342
Valuation allowance	(217,740)	(222,342)
Net deferred tax assets	$—	$—

During the fiscal years ended September 30, 2013 and 2012, there were no material increases or decreases in unrecognized tax benefits and we do not anticipate any material increases or decreases in the amounts of unrecognized tax benefits over the next twelve months. For the fiscal years ended September 30, 2013, 2012 and 2011 we recorded income tax expense of approximately $120,000, $1,644,000 and $56,000, respectively. As of September 30, 2013 and 2012, we had approximately $354,000 and $215,000, respectively, of interest and penalties accrued as tax liabilities on our balance sheet.

During the three months ended December 31, 2011, as part of an equity recapitalization at our former Suncore joint venture we received a deemed capital distribution of $14.8 million. The deemed capital distribution was subject to a 10% foreign withholding tax. As a result, we were subject to a $1.6 million foreign tax expense and Suncore made a cash dividend for an equal amount. The foreign tax expense was treated as a tax credit for U.S. tax purposes. See Note 17 - Suncore Joint Venture for additional disclosures related to this foreign income tax expense.
As of September 30, 2013, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $490.7 million which begin to expire in 2021. As of September 30, 2013, we had foreign net operating loss carryforwards of $18.5 million which began to expire in 2013, as well as, state net operating loss carryforwards of approximately $364.5 million which began to expire in 2013.  As of September 30, 2013, we also had tax credits (primarily foreign income and U.S. research and development tax credits) of approximately $2.6 million. The research credits are currently expiring including the next attribute expected to expire in 2013. Utilization of our net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Unrecognized Gross Tax Benefit (in thousands)
Balance as of September 30, 2011	$338
Adjustments based on tax positions related to the current year	—
Adjustments based on tax positions of prior years	282
Balance as of September 30, 2012	620
Adjustments based on tax positions related to the current year	—
Adjustments based on tax positions of prior years	—
Balance as of September 30, 2013	$620

We file income tax returns in the U.S. federal, state, and local jurisdictions and, currently, no federal and local income tax returns are under examination. We are currently under examination by one state for the fiscal years 2009 through 2011. The following tax years remain open to assessment for each of the more significant jurisdictions where we are subject to income taxes: after fiscal year 2009 for U.S. federal, after fiscal year 2008 for the state of California, and after fiscal year 2009 for the state of New Mexico.
Included in our operating income for the fiscal year ended September 30, 2013 were $1.8 million of state incentive tax credits received. The amount received was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. These credits will result in cash refunds and reduction of future payroll and compensation taxes. There were no significant incentive tax credits received during the fiscal years ended September 30, 2012 and 2011.

NOTE 14.	Commitments and Contingencies

Leases: Estimated future minimum lease payments under non-cancelable operating leases with an initial or remaining term of one year or more as of September 30, 2013 are as follows:

Estimated Future Minimum Lease Payments (in thousands)	Operating Leases
Fiscal year ended September 30, 2014	$696
Fiscal year ended September 30, 2015	699
Fiscal year ended September 30, 2016	579
Fiscal year ended September 30, 2017	76
Fiscal year ended September 30, 2018	76
Thereafter	2,438
Total minimum lease payments	$4,564

Operating Lease Obligations: We lease certain land, facilities, and equipment under non-cancelable operating leases. Operating lease amounts above exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $2.3 million, $2.7 million and $2.7 million for the fiscal years ended September 30, 2013, 2012, and 2011 respectively.  There are no off-balance sheet arrangements other than our operating leases.

Asset Retirement Obligations: We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our asset retirement obligations include assumptions related to renewal option periods for those facilities where we expect to extend lease terms. In future periods, the asset retirement obligation is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment will be recorded to both the asset retirement obligation and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. The fair value of our asset retirement obligations were estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 5.78%. We settled approximately $0.1 million of asset retirement obligations during the fiscal year ended September 30, 2013. Accretion expense of $0.2 million, $0.2 million and $0 was recorded during the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Warranty: We generally provide product and other warranties on our CPV-related solar cells, components, power systems, and fiber optic products. Certain parts and labor warranties from our vendors can be assigned to our customers. Our reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations. On September 19, 2013, we received written notice from a customer of our broadband products requesting indemnification relating to a lawsuit brought against them alleging patent infringement of a system incorporating our product. As of September 30, 2013, there has been no resolution to this claim. In March 2012, we entered into a Master Purchase Agreement with SEI, pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we recorded this amount as a deferred gain on our balance sheet as of September 30, 2013 and 2012 as a result of these contingencies. In April and May 2013, we received letters from SEI asserting indemnification claims under the Master Purchase Agreement up to $1.5 million. As of September 30, 2013, there has been no resolution to these claims. See Note 1 - Description of Business in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

Legal Proceedings: We are subject to various legal proceedings, claims, and litigation, either asserted or unasserted that arise in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect the resolution of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows. However, the results of these matters cannot be predicted with certainty. Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In May 2012, we reached a confidential settlement regarding certain outstanding litigation in exchange for a release of claims. The settlement resulted in a charge of $1.0 million in our statement of operations and comprehensive income (loss) and was paid during the three months ended June 30, 2012. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Should we fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, then the financial results of that particular reporting period could be materially affected.

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

d) Nichia Corporation

On October 8, 2013, we were served with a complaint filed by Nichia Corporation in the United States District Court for the Eastern District of Texas, alleging patent infringement by one of our broadband products, unspecified monetary damages and injunctive relief (Nichia Corporation v. EMCORE Corporation, Case No.: 2-13-CV480). We asked for and received a 45-day extension to answer the complaint, and are investigating the allegations. We will vigorously defend ourselves against the plaintiff's claims.

NOTE 15.	Equity

Stock Sales
During August 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $50 million of our common or preferred stock, warrants or debt securities. On August 23, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date. On October 3, 2012, we sold 1,832,410 shares of common stock for net proceeds of $9.5 million. In addition, on September 18, 2013, we sold 2,875,000 shares of common stock for net proceeds of $11.7 million.

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

The following table summarizes stock option activity under the Equity Plans for our fiscal year ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2012	2,032,215	$17.76
Granted	84,000	$4.46
Exercised	(78,690)	$4.93		$94
Forfeited	(67,192)	$7.04
Expired	(224,385)	$20.34
Outstanding as of September 30, 2013	1,745,948	$17.78	4.34
Exercisable as of September 30, 2013	1,535,077	$19.56	3.81	$43
Vested and expected to vest as of September 30, 2013	1,711,395	$18.04	4.26	$110

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the fiscal years ended September 30, 2012 and 2011, the intrinsic value of options exercised was $12,000 and $218,000, respectively.

As of September 30, 2013, there was approximately $0.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 3.1 years.

Valuation Assumptions
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the Fiscal Years Ended September 30,
	2013	2012	2011
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%	—%
Expected stock price volatility rate	96.7%	101.8%	99.4%
Risk-free interest rate	1.2%	0.8%	1.4%
Expected term (in years)	6.0	5.4	4.9

Weighted average grant date fair value per share of stock options granted:	$3.45	$3.54	$4.44

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

The following table summarizes the activity related to RSAs and RSUs:

Restricted Stock Activity	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2012	216,703	$5.83	700,043	$4.44
Granted	—	—	530,700	$4.63
Vested	(106,797)	$5.83	(256,390)	$4.59
Forfeited	(10,345)	$5.68	(119,425)	$4.48
Non-vested as of September 30, 2013	99,561	$5.84	854,928	$4.51

Restricted stock awards: As of September 30, 2013, there was approximately $0.2 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 0.3 years.

Restricted stock units: As of September 30, 2013, there was approximately $2.4 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 1.8 years. The 0.9 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $3.8 million and a weighted average remaining contractual term of 1.1 years. Of the 0.9 million outstanding non-vested RSUs, approximately 0.8 million RSUs are expected to vest and have an aggregate intrinsic value of approximately $3.4 million and a weighted average remaining contractual term of 1.0 years.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the Fiscal Years Ended September 30,
(in thousands)	2013	2012	2011
Employee stock options	$495	$2,563	$5,147
Restricted stock awards and units	2,006	3,211	557
Employee stock purchase plan	501	666	600
401(k) match in common stock	1,041	1,034	935
Outside director fees in common stock	166	282	189
Total stock-based compensation expense	$4,209	$7,756	$7,428

Stock-based Compensation Expense - by expense type	For the Fiscal Years Ended September 30,
(in thousands)	2013	2012	2011
Cost of revenue	$1,143	$1,566	$1,412
Selling, general, and administrative	1,754	3,889	3,927
Research and development	1,312	2,301	2,089
Total stock-based compensation expense	$4,209	$7,756	$7,428

For the fiscal years ended September 30, 2013 and 2011, total stock-based compensation expense does not agree with the amount listed on our statement of shareholders' equity primarily due to the timing difference between the expense accrued and the issuance of common stock for the payment of outside director fees and our 401(k) company match. For the fiscal year ended September 30, 2012, total stock-based compensation expense did not agree with the amount listed on our statement of shareholders' equity primarily due to compensation of $0.3 million related to the acceleration of restricted stock expense related to the sale of our Fiber Optics segment that was reported as a reduction of the gain on sale of assets and a timing difference between expense accrued and issuance of common stock for the payment of outside director fees.

Capital Stock
Our authorized capital stock consists of 50 million shares of common stock, no par value, and 5,882,000 shares of preferred stock, $0.0001 par value. As of September 30, 2013, we had 30.0 million shares of common stock issued and outstanding. There were no shares of preferred stock issued or outstanding as of September 30, 2013.

Warrants
As of September 30, 2013 and 2012, warrants representing 400,001 and 750,011 shares of our common stock were outstanding.

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

Prior to January 1, 2011, the 2008 Warrants were classified as equity instruments. During the quarter ended March 31, 2011, we determined that the 2008 Warrants should have been accounted for as a liability since these warrants met the definition of a derivative instrument and did not qualify for equity classification. During the three months ended March 31, 2011, we adjusted common stock and accumulated deficit, both equity-related accounts, by $8,218,000 and $8,022,000, respectively, and recorded the liability related to the fair value of the warrants as of January 1, 2011 of $196,000 to correct the initial accounting treatment of the warrants from equity to liability accounting as an out-of-period adjustment. The 2008 and 2009 Warrants are reported as a current liability since these warrant agreements include a fundamental transaction clause whereby, in the event that another person becomes the beneficial owner of 50% of the outstanding shares of the Company's common stock, and if other conditions are met, we may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of such fundamental transaction.

Private Placement
On May 31, 2011, we completed an equity private placement transaction with Shanghai Di Feng Investment Co. Ltd. pursuant to which we sold 1,101,901 shares of our common stock for approximately $9.7 million. We used the proceeds from this private placement for general corporate purposes.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions are made in common stock. For the fiscal years ended September 30, 2013, 2012 and 2011, we contributed approximately $1.0 million, $1.0 million and $0.9 million, respectively, in common stock to the savings plan.

Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan (ESPP) that provides employees an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning on February 25 and August 26 of each year. The purchase price is set at 85% of the average high and low market price of our common stock on either the first or last day of the participation period, whichever is lower, and contributions are limited to the lower of 10% of an employee's compensation or $25,000. At the 2012 Annual Meeting, our shareholders approved an amendment to the ESPP that increased the total number of shares of common stock on which options may be granted under the ESPP to 2,250,000 shares. We issue new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan. Common stock issued under the ESPP during the fiscal years ended September 30, 2013, 2012, and 2011 totaled 344,000 and 250,000, 359,000 shares, respectively. As of September 30, 2013, the total amount of common stock issued under the ESPP totaled 1,813,816 shares.

Officer and Director Share Purchase Plan
On January 21, 2011, the Compensation Committee of the Board approved an Officer and Director Share Purchase Plan, or ODPP, which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. Elections to participate in the ODPP may only be made during open trading windows under our insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. The Board of Directors has authorized 125,000 shares to be made available for purchase by officers and directors under the ODPP. Common stock issued under the ODPP during the fiscal years ended September 30, 2013, 2012, and 2011 totaled 4,500, 21,000 and 9,000, shares, respectively.

Income (Loss) Per Share.
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net Income (Loss) Per Share	For the Fiscal Years Ended September 30,
(in thousands, except per share)	2013	2012	2011

Numerator - Net income (loss)	$4,988	$(39,171)	$(34,219)
Less: Undistributed earnings allocated to participating securities	(26)	—	—
Undistributed earnings allocated to common shareholders for basic net income (loss) per share	$4,962	$(39,171)	$(34,219)
Undistributed earnings allocated to common shareholders for diluted net income (loss) per share	$4,962	$(39,171)	$(34,219)
Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	26,531	23,559	22,228
Dilutive options outstanding, unvested stock units and ESPP	281	—	—
Denominator for diluted net income (loss) per share - adjusted weighted average shares outstanding	26,812	23,559	22,228
Basic net income (loss) per share	$0.19	$(1.66)	$(1.54)
Diluted net income (loss) per share	$0.19	$(1.66)	$(1.54)
Weighted average antidilutive options, unvested restricted stock units and awards, warrants and ESPP shares excluded from the computation	2,391	3,999	3,333
Average market price of common stock	$4.64	$4.44	$7.64

The antidilutive stock options and unvested stock were excluded from the computation of diluted net income (loss) per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.

Future Issuances

As of September 30, 2013, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	1,745,948
Unvested restricted stock units	854,928
Purchases under the employee stock purchase plan	433,958
Issuance of stock-based awards under the Equity Plans	608,395
Exercise of outstanding warrants	400,001
Purchases under the officer and director share purchase plan	90,323
Total reserved	4,133,553

NOTE 16.	Segment Data and Related Information

We have three operating divisions within the following two reporting segments:

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

•
Photovoltaics: EMCORE Photovoltaics is a separate reporting segment, Photovoltaics. Our Photovoltaics reporting segment provides products for both space and terrestrial solar power applications. For space solar power applications, we offer high-efficiency multi-junction solar cells, covered interconnect cells (CICs), and complete satellite solar panels. For terrestrial power applications, we offer high-efficiency GaAs solar cells for concentrating photovoltaic (CPV) power systems.

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

Segment Revenue	For the Fiscal Years Ended September 30,
(in thousands)	2013	2012	2011
Fiber Optics revenue	$96,977	$96,153	$125,659
Photovoltaics revenue	71,170	67,628	75,269
Total revenue	$168,147	$163,781	$200,928

Revenue by Geographic Region	For the Fiscal Years Ended September 30,
(in thousands)	2013	2012	2011
United States	$107,341	$111,962	$140,203
Asia	44,373	27,519	49,417
Europe	15,318	15,032	9,081
Other	1,115	9,268	2,227
Total revenue	$168,147	$163,781	$200,928

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

Significant Customers: For the fiscal years ended September 30, 2013, 2012, and 2011, our top 5 customers accounted for 34%, 33%, and 40%, respectively, of our annual consolidated revenue.  Significant customers are defined as customers that represented greater than 10% of total consolidated revenue, by reporting segment. No single customer from the Fiber segment represented greater than 10% of our consolidated revenue for the fiscal year ended September 30, 2013, 2012 and 2011.

No single customer from the Photovoltaics segment represented greater than 10% of our consolidated revenue for the fiscal year ended September 30, 2013. For the fiscal years ended September 30, 2012, and 2011, revenue from SSL represented 14%, and 11%, of our total consolidated revenue, respectively.

Revenue from Suncore represented 9% of our consolidated revenues for the fiscal year ended September 30, 2013. See Note 17 - Suncore Joint Venture for additional disclosures related to the Suncore revenues.

Operating Income (Loss): The following table sets forth operating income (loss) attributable to each of our reporting segments.

Operating Income (Loss)	For the Fiscal Years Ended September 30,
(in thousands)	2013	2012	2011
Fiber Optics operating income (loss)	$(8,382)	$(26,684)	$(30,276)
Photovoltaics operating income (loss)	8,602	(8,941)	(2,251)
Total operating income (loss)	$220	$(35,625)	$(32,527)

Non-Cash Expenses: The following tables set forth our significant non-cash expenses attributable to each of our reporting segments.

Depreciation, Amortization, and Accretion Expense	For the Fiscal Years Ended September 30,
(in thousands)	2013	2012	2011
Fiber Optics segment	$5,737	$5,246	$6,599
Photovoltaics segment	2,951	4,174	5,374
Total depreciation, amortization, and accretion expense	$8,688	$9,420	$11,973

Stock-based Compensation Expense	For the Fiscal Years Ended September 30,
(in thousands)	2013	2012	2011
Fiber Optics segment	$2,668	$4,678	$4,650
Photovoltaics segment	1,541	3,078	2,778
Total stock-based compensation expense	$4,209	$7,756	$7,428

Long-lived Assets: Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of our reporting segments and our unallocated Corporate division.

Long-lived Assets	As of	As of
(in thousands)	September 30, 2013	September 30, 2012
Fiber Optics segment	$23,804	$24,209
Photovoltaics segment	40,048	40,252
Unallocated Corporate division	8,435	7,247
Long-lived assets	$72,287	$71,708

During the fiscal year ended September 30, 2012, we reclassified building and improvements associated with our Fiber Optics segment that was not sold as part of the asset sale to SEI to our unallocated Corporate division.

As of September 30, 2013, 2012 and 2011, approximately 80%, 86% and 93%, respectively, of our long-lived assets were located in the United States. The remaining assets are primarily located in China and Thailand.

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

In November 2011, we agreed to grant Suncore an exclusive license to use certain intellectual property and know-how, both existing and to-be-developed, related to the fabrication process and testing of terrestrial CPV solar cells on terrestrial CPV solar systems solely within the PRC, Hong Kong, Macau, and Taiwan (the licensed territory) and be able to use, market, and sell the terrestrial CPV solar cells worldwide, excluding only the United States. This licensing agreement was initially for $2.5 million and does not include intellectual property associated with the development of space qualified or radiation hardened solar cells. Suncore has not fulfilled all the requirements necessary to initiate payment for this license; as a result, we did not record any receivables from Suncore associated with this license agreement as of September 30, 2013. In October 2013, we amended the license agreement with Suncore that provides for the license agreement to be amended from $2.5 million to $0.8 million. In addition, we are only required to provide ongoing support through December 31, 2013 to Suncore.

On August 5, 2012, we entered into a definitive agreement which consolidated the Company's terrestrial CPV system engineering and development efforts, for both ground mount and rooftop terrestrial CPV products, into Suncore. EMCORE employees who were engaged in terrestrial CPV product and business development, as well as key engineering, sales, and marketing personnel, were transferred to Suncore upon the closing of the agreement on September 21, 2012. Suncore funded all ongoing R&D, marketing, sales, and business development functions related to terrestrial CPV systems. We sold these assets for $2.8 million. Included in prepaid expenses and other current assets at September 30, 2012 is the $2.8 million sale price, which amount was collected during the three months ended December 31, 2012. EMCORE will continue to own all of its intellectual property related to solar cell technology and maintain investment activities to advance CPV solar cell performance to serve a broader customer base within the CPV industry.

During the fiscal years ended September 30, 2013 and 2012, we recorded revenue from Suncore of $15.9 million and $6.2 million, respectively. During the fiscal year ended September 30, 2012, we recorded a loss associated with our equity interest in the Suncore joint venture totaling $1.2 million. There were no revenues recorded from Suncore in fiscal year 2011.

In March 2013, we sold certain solar assets and our ownership interest in Emcore Solar New Mexico (“ESNM”) to Suncore for $1.5 million and recognized the related gain of $0.3 million during the fourth quarter of fiscal 2013.
Included in prepaid expenses and other current assets as of September 30, 2013 is $0.3 million. The amount due from Suncore related to transaction services provided in accordance with the August 2012 definitive agreement and other smaller amounts.
In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'an Optoelectronics Co., Ltd. ("San'an") for a purchase price of $4.8 million. Under the terms of the Transfer Agreement, each of the parties agreed to indemnify the other for any losses incurred as a result of either party's breach of its obligations under the Transfer Agreement. Closing was subject to customary conditions, including Chinese regulatory approvals. The payment for the purchase price was made upon the completion of the share transfer, which occurred during the fourth quarter of fiscal 2013. Upon completion of the share transfer in September 2013, the Company recognized $3.3 million of deferred revenue from Suncore included in the financial statements as of June 30, 2013, as well as the resulting gain of $4.8 million on our registered ownership interest.

NOTE 18.	Selected Quarterly Financial Information (unaudited)

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

EMCORE CORPORATION
Quarterly Consolidated Statements of Operations
For the Fiscal Year Ended September 30, 2013
(in thousands, except loss per share)
(unaudited)

	For the Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2012	2013	2013	2013
Revenue	$49,306	$42,277	$33,473	$43,091
Cost of revenue	38,358	34,444	29,429	37,718
Gross profit	10,948	7,833	4,044	5,373
Operating expenses (income):
Selling, general, and administrative	6,904	6,771	7,039	6,705
Research and development	5,390	4,112	4,674	5,796
Flood-related insurance proceeds	(4,192)	(14,808)	—	—
Gain on sale of assets	—	(413)	—	—
Total operating expense (income)	8,102	(4,338)	11,713	12,501
Operating income (loss)	2,846	12,171	(7,669)	(7,128)
Other income (expense):
Interest expense, net	(238)	(186)	(185)	(191)
Foreign exchange gain (loss)	101	(21)	181	95
Gain on sale of equity method investment	—	—	—	4,800
Change in fair value of financial instruments	237	(267)	373	172
Other income	—	—	17	—
Total other income (expense)	100	(474)	386	4,876
Income (loss) before income tax expense	$2,946	$11,697	$(7,283)	$(2,252)
Income tax expense	(120)	—	—	—
Net income (loss)	$2,826	$11,697	$(7,283)	$(2,252)
Per share data:
Net income (loss) per basic share	$0.11	$0.44	$(0.27)	$(0.08)
Net income (loss) per diluted share	$0.11	$0.44	$(0.27)	$(0.08)
Weighted-average number of basic shares outstanding	25,977	26,310	26,609	27,158
Weighted-average number of diluted shares outstanding	26,236	26,642	26,609	27,158

EMCORE CORPORATION
Quarterly Consolidated Statements of Operations
For the Fiscal Year Ended September 30, 2012
(in thousands, except loss per share)
(unaudited)

	For the Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2011	2012	2012	2012
Revenue	$37,451	$37,780	$41,062	$47,488
Cost of revenue	33,983	32,404	36,677	42,891
Gross profit	3,468	5,376	4,385	4,597
Operating expenses (income):
Selling, general, and administrative	7,480	8,365	8,758	10,258
Research and development	6,980	5,781	4,996	4,581
Impairment	—	—	1,425	—
Litigation settlements	—	—	1,050	—
Flood-related loss (recovery)	5,698	114	(293)	—
Flood-related insurance proceeds	(5,000)	—	—	(4,000)
(Gain) loss on sale of assets	—	—	(2,793)	51
Total operating expense	15,158	14,260	13,143	10,890
Operating loss	(11,690)	(8,884)	(8,758)	(6,293)
Other income (expense):
Interest expense, net	(129)	(121)	(146)	(281)
Foreign exchange gain (loss)	89	167	(196)	(15)
Loss from equity method investment	(960)	(241)	—	—
Change in fair value of financial instruments	105	(256)	61	21
Other expense	—	—	—	—
Total other expense	(895)	(451)	(281)	(275)
Loss before income tax expense	$(12,585)	$(9,335)	$(9,039)	$(6,568)
Foreign income tax expense on capital distributions	(1,644)	—	—	—
Net loss	$(14,229)	$(9,335)	$(9,039)	$(6,568)
Per share data:
Net loss per basic and diluted share	$(0.61)	$(0.40)	$(0.38)	$(0.27)
Weighted-average number of basic and diluted shares outstanding	23,476	23,529	23,686	23,892

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
EMCORE Corporation:

We have audited the accompanying consolidated balance sheets of EMCORE Corporation and subsidiaries (the Company) as of September 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMCORE Corporation and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 6, 2013, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Albuquerque, New Mexico
December 6, 2013

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

b.     Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a–15(f) and 15d–15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the framework in Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2013.

c.     Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of September 30, 2013, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
EMCORE Corporation:

We have audited EMCORE Corporation's internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EMCORE Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, EMCORE Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMCORE Corporation and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 2013, and our report dated December 6, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

KPMG LLP
Albuquerque, New Mexico
December 6, 2013

ITEM 9B.     Other Information

The Company entered into an Agreement (the “Settlement Agreement”), dated as of December 4, 2013, with the Shareholder Group with respect to the Shareholder Group’s previously filed Schedule 13D with the SEC, which indicated that the Shareholder Group owned approximately 8.6% of our outstanding common stock and intended to nominate directors at the Company’s 2014 Annual Meeting of Shareholders (the “2014 Annual Meeting”), and related matters.

Changes to the Board of Directors

On December 3, 2013, Dr. Thomas Russell irrevocably tendered to the Board notice of his decision not stand for re-election to the Board at the 2014 Annual Meeting. Separately, on December 3, 2013, John Gillen irrevocably tendered to the Board notice of his decision to retire at the 2014 Annual Meeting.

On December 3, 2013, Reuben F. Richards, the Chairman of the Board, has been re-appointed to the Board’s as a Class C director. Mr. Richards was formerly a Class A director. Mr. Richards also informed the Company on December 3, 2013 that he would not stand for re-election at the Company’s 2015 Annual Meeting of Shareholders (the “2015 Annual Meeting”) and that he will step down as Chairman of the Board at the 2014 Annual Meeting but will remain Chairman Emeritus until the 2015 Annual Meeting, at which time he will step down from the Board.

Appointment of Directors

Pursuant to the Settlement Agreement, effective as of December 9, 2013, the Board was expanded from eight to eleven directors, and Mr. Becker and Gerald Fine were each appointed as Class A directors with terms expiring at the 2014 Annual Meeting, and Stephen Domenik was appointed as a Class C Director with a term expiring at the Company’s 2015 Annual Meeting of Shareholders (the “2015 Annual Meeting”) to fill the new vacancies.

Steven R. Becker. Mr. Becker has been a partner at Becker Drapkin Management since 2004. Mr. Becker currently serves on the Board of Tuesday Morning, a national close-out retailer, Pixelworks, Inc., a semiconductor company, and Special Diversified Opportunities. Mr. Becker previously served on the board of directors of Plato Learning, Inc., a provider of education services and training, Ruby Tuesday, Inc., the operator of a chain of casual dining restaurants, and Hot Topic, Inc., a national retailer. Mr. Becker holds a B.A. from Middlebury College and a J.D. from the University of Florida.

Gerald Fine. Mr. Fine has been a Professor of Practice and Director at the Engineering Innovation Center of Boston University since 2012. From 2008 to 2011, Mr. Fine was President and CEO of Schott North America and led operations of all Schott AG businesses in North America, including solar, pharmaceutical packaging, electronic packaging, and lighting and imaging and advanced materials. Mr. Fine also served as Executive Vice President, Photonic Technologies for Corning Incorporated. Mr. Fine previously served on the Board of Directors of CyOptics, Inc., a semiconductor laser manufacturer for telecom applications, Crystal IS, Inc., a UV LED substrate manufacturer, Kotura, Inc., a provider of silicon components for datacom and telecom, and Pixtronix, Inc., a provider of low-cost displays for portable devices. Mr. Fine holds a B.A. from Amherst College and Ph.D from California Institute of Technology.

Stephen Domenik. Mr. Domenik has been a General Partner with Sevin Rosen Funds, a venture capital firm, since 1995. Mr. Domenik was appointed to the Board of Directors of MoSys, Inc. in June 2012, a publicly traded IP-rich fabless semiconductor company, and currently sits on the boards of various private companies. Mr. Domenik previously served on the Board of Directors of NetLogic Microsystems, Inc., a publicly traded fabless semiconductor company, from January 2001 until it was acquired by Broadcom Corporation in February 2012. During his tenure at Sevin Rosen Funds, Mr. Domenik led numerous investments in private companies. Mr. Domenik holds a B.S. in Physics and M.S.E.E. from the University of California at Berkeley.

Messrs. Becker, Fine, and Domenik will be entitled to receive the same compensation as our other non-employee directors.

Other Agreements Regarding the Board

In connection with the 2014 Annual Meeting, the Company has agreed that:

•	Thomas Russell will not stand for re-election to the Board;

•	John Gillen will resign from the Board effective as of the conclusion of the 2014 Annual Meeting; and

•
the Board and the Nominating Committee shall nominate Mr. Becker and Mr. Fine for election to the Board as Class A directors at the 2014 Annual Meeting and to the extent required by applicable law, Mr. Domenik and Mr. Richards as Class C directors at the 2014 Annual Meeting. Following the 2014 Annual Meeting, the Company has agreed to elect a new Chairman of the Board, other than the existing Chairman, that is mutually agreed upon by the Company and the Shareholder Group.

Effective December 4, 2013, Reuben Richards has been re-designated from a Class A Director to a Class C Director, whose term shall now expire at the Company’s 2015 Annual Meeting of Shareholders. Mr. Richards will step down as Chairman of the Board at the 2014 Annual Meeting and will not stand for re-election to the Board at the 2015 Annual Meeting.

The Company has agreed that the Board and the Nominating Committee shall nominate Domenik for election to the Board as a Class C director at the 2015 Annual Meeting. If prior to the 2015 Annual Meeting, any of Messrs. Becker, Fine or Domenik is unable or unwilling to serve as a director, the Shareholder Group has the right to nominate a replacement director.

The Company has agreed that the Board and the Nominating Committee shall nominate Domenik for election to the Board as a director at the 2015 Annual Meeting and that, prior to the conclusion of the 2015 Annual Meeting, the Company will opt not to increase the size of the Board except as necessary to comply with the terms of the Settlement Agreement and not to fill the vacancies created by Thomas Russell and John Gillen resigning or not standing for re-election, except and to the extent required by applicable law, the Company will nominate Mr. Domenik and Mr. Richards as Class C directors for election at the 2014 Annual Meeting. If prior to the 2015 Annual Meeting, Messrs. Becker, Domenik and Fine are unable or unwilling to serve as a director, the Shareholder Group and the Company will agree on a replacement director.

Strategy Committee and Committee Memberships

Pursuant to the Settlement Agreement, the Board designed a Strategy Committee, to evaluate strategic opportunities for the Company in order to enhance shareholder value.

The Company has agreed that from and after the 2014 Annual Meeting until the 2015 Annual Meeting:

•	the Strategy Committee shall be comprised of no more than four members, three of whom shall be independent directors within the meaning of the NASDAQ listing standards,

•
Mr. Becker shall be a member and the Chairman of the Strategy Committee and Reuben Richards (for so long as he serves as a member of the Board, unless otherwise determined by the Board) and one of the other new directors shall also be members of the Strategy Committee,

•
each of the Audit Committee, Compensation Committee and Technology and Strategy Committee of the Board shall have no more than four members each and at least one of the new directors shall be a member, and

•	the Nominating Committee of the Board shall have no more than four members, and another of whom shall be another new director.

Standstill Provisions

Subject to the terms of the Settlement Agreement, the Shareholder Group has agreed that, from the date of the Letter Agreement through the conclusion of the 2015 Annual Meeting (the “Standstill Period”), each member of the Shareholder Group will not (and will cause each of such person’s respective affiliates, associates, and agents and other persons acting on his or its behalf not to), directly or indirectly, engage in certain actions, including:

•
acquire beneficial ownership in excess of 15% of the outstanding shares of our common stock, other than the acquisition of equity-based compensation pursuant to resulting from the service of directors who are members of the Shareholder Group and the exercise of any options or conversion of any convertible securities comprising such equity-based compensation;

•
submit any shareholder proposal or any notice of nomination or other business for consideration, or nominate any candidate for election to the Board or oppose the directors nominated by the Board, other than as expressly permitted by the Settlement Agreement;

•
form, join in or in any other way participate in a partnership, limited partnership, syndicate or other group with respect to our common stock or deposit any shares of our common stock in a voting trust or similar arrangement or subject any shares of our common stock to any voting agreement or pooling arrangement;

•
engage in discussions with other shareholders of the Company, solicit proxies or written consents of shareholders, or otherwise conduct any nonbinding referendum with respect to our common stock, or make, or in any way encourage, influence or participate in, any solicitation of any proxy to vote, or advise, encourage or influence any person with respect to voting or tendering, any shares of our common stock with respect to any matter, including without limitation, any sale transaction that is not approved by a majority of the Board, or become a participant in any contested solicitation for the election of directors with respect to the Company, other than a solicitation or acting as a participant in support of all of the nominees of the Board at any shareholder meeting;

•
call, seek to call, or to request the calling of, a special meeting of the shareholders of the Company, or seek to make, or make, a shareholder proposal at any meeting of the shareholders of the Company or make a request for a list of the Company’s shareholders or otherwise acting alone, or in concert with others, seek to control or influence the governance or policies of the Company;

•
effect or seek to effect, offer or propose to effect, or cause or participate in, or in any way assist, solicit, encourage or facilitate any other person to effect or seek, offer or propose to effect or cause or participate in any sale transaction;

•	publicly disparage the Company or any member of the Board or management of the Company;

•
engage in any short sale or any purchase, sale or grant of any option, warrant, convertible security, stock appreciation right, or other similar right with respect to any security (other than a broad-based market basket or index) that includes, relates to or derives any significant part of its value from a decline in the market price or value of the Company’s securities;

•	enter into any arrangements, understandings or agreements with, or advise, finance, assist or encourage any other person that engages, or offers or proposes to engage, in any of the foregoing; or

•	take or cause or induce or assist others to take any action inconsistent with any of the foregoing.

Under the Settlement Agreement, a “sale transaction” includes, among other things, any of the following unless approved by the Board:

•	any acquisition of any material assets or businesses of the Company or any of its subsidiaries,

•
any transfer or acquisition of shares of our common stock or other securities of the Company if, after completion of such transfer or acquisition or proposed transfer or acquisition, a person or group (other than the Shareholder Group and their affiliates) would beneficially own, or have the right to acquire beneficial ownership of, more than 5% of the outstanding shares of our common stock,

•	any tender offer or exchange offer, merger, change of control, acquisition or other business combination involving the Company or any of its subsidiaries, or

•	any recapitalization, restructuring, liquidation, dissolution or other extraordinary transaction with respect to the Company or any of its subsidiaries.

During the Standstill Period each member of the Shareholder Group shall cause all shares of common stock owned of record or beneficially owned by it or its respective affiliates or associates to be present for quorum purposes and to be voted in favor of all directors nominated by the Board for election at any shareholder meeting where such matters will be voted on; provided, that such nominees were not nominated in contravention of the Settlement Agreement.

Other Agreements

The Settlement Agreement also provides that:

•
within 30 days of the date of the Settlement Agreement, the Company will retain an operational consultant mutually agreeable to the Shareholder Group and the Company for purposes of identifying areas of increased operational efficiency and potential cost-cutting measures consistent with the Company’s model for growth.

•
each new director appointed pursuant to the Settlement Agreement will be compensated for his service as a director and shall be reimbursed for his expenses on the same basis as all other non-employee directors of the Company and shall be eligible to be granted equity-based compensation on the same basis as all other non-employee directors of the Company;

•
each new director appointed pursuant to the Settlement Agreement will be entitled to the same rights of indemnification and directors and officers’ liability insurance coverage as the other non employee directors of the Company as such rights may exist from time to time;

•
prior to the conclusion of the 2015 Annual Meeting, the Company will not publicly disparage any member of the Shareholder Group, any member of the management of the Shareholder Group, or any new director;

•	BD Management, L.P. withdraws its demand letter related to the Company’s shareholder list; and

•
the Company will reimburse the Shareholder Group for documented out-of-pocket expenses (up to a maximum of $75,000) incurred by the Shareholder Group in connection with certain of their activities related to the Settlement Agreement.

The foregoing description of the Settlement Agreement is a summary and is qualified in its entirety by the terms of the Settlement Agreement, a copy of which is attached hereto as Exhibit10.29 hereto and is incorporated herein by reference.

Part III.

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding our executive officers and directors required by this Item is incorporated by reference to our Definitive Proxy Statement in connection with our Annual Meeting of Stockholders (Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended September 30, 2013. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Section entitled “Governance of the Company - Board Committees” in the Proxy Statement.

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

ITEM 11. Executive Compensation

Information required by this Item is incorporated by reference to the sections entitled “Directors Compensation for Fiscal Year 2013,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

ITEM 14. Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the section entitled “Fiscal 2013 & 2012 Auditor Fees and Services” in the Proxy Statement.

Part IV.

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended September 30, 2013, 2012, and 2011

•	Consolidated Balance Sheets as of September 30, 2013 and 2012

•	Consolidated Statements of Shareholders' Equity for the fiscal years ended September 30, 2013, 2012, and 2011

•	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2013, 2012, and 2011

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm

(a)(2)	Financial Statement Schedules

The applicable financial statement schedules required under this Item 15(a)(2) are presented in our consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K.

(a)(3)	Exhibits

2.1
Master Purchase Agreement, dated March 27, 2012, between Sumitomo Electric Industries, Ltd. and the Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 10-Q/A filed on August 7, 2012). (+)

2.2
Asset Purchase Agreement, dated August 5, 2012, between Suncore Photovoltaic Technology Co, Ltd. and the Company (incorporated by reference to Exhibit 2.10 to the Company's Annual Report on Form 10-K filed on December 13, 2012).

3.1	Restated Certificate of Incorporation, dated April 4, 2008, (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 4, 2008).
3.2
Certificate of Amendment of Restated Certificate of Incorporation, dated February 15, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 16, 2012).

3.3	Amended By-Laws, as amended through August 6, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 7, 2012).
4.1	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the registration statement on Form S-1 filed on February 24, 1997).
4.2	Form of Indenture (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3 on Form 8-K filed August 10, 2012)
4.3	Form of Debt Security (Included in Exhibit 4.2)
4.4
Form of Warrant to Purchase Common Stock, dated October 1, 2009, between the Company and Commerce Court Small Cap Value Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Currrent Report on Form 8-K filed on October 2, 2009).

10.1†
Outside Directors Cash Compensation Plan, effective October 20, 2005, as amended and restated on February 13, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2006).

10.2
Memorandum of Understanding, dated as of September 26, 2007, between Lewis Edelstein and the Company regarding shareholder derivative litigation (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on November 1, 2007).

10.3
Stipulation of Compromise and Settlement, dated as of November 28, 2007, executed by the Company and the other defendants and the plaintiffs in the Federal Court Action and the State Court Actions (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on December 31, 2007).

10.4†	2010 Equity Incentive Plan, as amended and restated on June 14, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2011).
10.5†	EMCORE Corporation 2000 Employee Stock Purchase Plan, as amended June 14, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2011).

10.6†	2012 Equity Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement filed on January 27, 2012).
10.7
Shareholders Agreement, dated February 3, 2010, by and among Tangshan Caofeidian Investment Corporation, Ltd. and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2010).

10.8
Supplemental Agreement, dated February 3, 2010, by and among Tangshan Caofeidian Investment Corporation, Ltd. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2010).

10.9
Joint Venture Contract, dated July 30, 2010, by and between San’an Optoelectronics, Co., Ltd. and the Company (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on January 10, 2011).

10.10
Cooperation Agreement, dated July 30, 2010, by and between Fujian San’an Group Corporation and the Company (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on January 10, 2011).

10.11
Investment Cooperation Agreement on the Project of Terrestrial Application of High Concentration Photovoltaic Systems and Components, dated December 4, 2010, by and among Huainan Municipal Government, San’an Optoelectronics Co., Ltd., and the Company (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on January 10, 2011).

10.12†	Officer and Director Share Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2011).
10.13
Long-Term Supply Agreement between the Company and Space Systems/Loral, Inc., dated May 5, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2011). (+)

10.14†
Employment Agreement entered into by the Company and Dr. Hong Q. Hou as of August 2, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2011).

10.15†
Employment Agreement entered into by the Company and Mark B. Weinswig as of August 2, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2011).

10.16†
Employment Agreement entered into by the Company and Mr. Christopher Larocca as of August 2, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2011).

10.17†
Employment Agreement entered into by the Company and Dr. Charlie Wang as of August 2, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2011).

10.18†
Employment Agreement entered into by the Company and Monica D. Van Berkel as of August 2, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2011).

10.19
Separation Agreement and General Release dated August 6, 2012, between Mr. Reuben F. Richards, Jr. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 9, 2012).

10.20
Credit and Security Agreement, dated November 11, 2010, between Wells Fargo Bank National Association and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 17, 2010).

10.21
First Amendment to Credit and Security Agreement dated December 21, 2011, between Wells Fargo Bank National Association and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed February 14, 2012). (+)

10.22
Second Amendment to the Credit and Security Agreement, dated June 14, 2012, between Wells Fargo Bank National Association and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 8, 2012).

10.23
Third Amendment to Credit and Security Agreement, dated December 28, 2012, between Wells Fargo Bank National Association and the Company (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 4, 2013).

10.24
Fourth Amendment to Credit and Security Agreement, dated May 21, 2013, between Wells Fargo Bank, National Association and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 23, 2013).

10.25
Fifth Amendment to Credit and Security Agreement, dated August 26, 2013, between Wells Fargo Bank, National Association and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 30, 2013).

10.26†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 14, 2012).
10.27†	2007 Directors' Stock Award Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement filed on January 25, 2013).
10.28
Equity Transfer Agreement, dated June 23, 2013, between San'an Optoelectronics Company, Ltd. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 27, 2013).

10.29†**	Separation Agreement and General Release dated November 16, 2013, between Mr. Christopher Larocca and the Company
10.30**
Settlement Agreement, dated as of December 4, 2013, by and among Steven R. Becker, Matthew A. Drapkin, BC Advisors, LLC, Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P., Becker Drapkin Partners, L.P., and the Company.

21.1**	Subsidiaries of the Company.
23.1**	Consent of KPMG LLP.
24.1	Preferability letter from KPMG LLP (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K filed on December 29, 2011).
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS‡	XBRL Instance Document.**‡
101.SCH‡	XBRL Taxonomy Extension Schema Document.**‡
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document. **‡
101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document. **‡
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document. **‡
101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document. **‡

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

EMCORE CORPORATION

Date:	December 6, 2013	By:	/s/ Hong Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	December 6, 2013	By:	/s/ Mark Weinswig
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on December 6, 2013.

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