Form 10-Q
period 2013-12-31
EMCORE CORP
filed 2014-02-05
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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

As of January 31, 2014, the number of shares outstanding of our no par value common stock totaled 30,357,764.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are largely based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates”, “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, "should", “targets”, “will”, "would", and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as updated by our subsequent periodic reports. These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

Forward-looking statements are based on certain assumptions and analysis made in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate under the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report. Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended December 31, 2013

PART I.	Financial Information

ITEM 1.	Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the three months ended December 31, 2013 and 2012
(in thousands, except net (loss) income per share)
(unaudited)

	For the three months ended December 31,
	2013	2012
Revenue	$44,211	$49,306
Cost of revenue	34,076	38,358
Gross profit	10,135	10,948
Operating expense (income):
Selling, general, and administrative	7,972	6,904
Research and development	4,403	5,390
Flood-related insurance proceeds	—	(4,192)
Total operating expense	12,375	8,102
Operating (loss) income	(2,240)	2,846
Other income (expense):
Interest expense, net	(126)	(238)
Foreign exchange gain	100	101
Gain on sale of investment	290	—
Change in fair value of financial instruments	(78)	237
Total other income	186	100
(Loss) income before income tax expense	(2,054)	2,946
Income tax expense	—	(120)
Net (loss) income	$(2,054)	$2,826
Foreign exchange translation adjustment	45	69
Comprehensive (loss) income	$(2,009)	$2,895
Per share data:
Net (loss) income per basic share	$(0.07)	$0.11
Net (loss) income per diluted share	$(0.07)	$0.11
Weighted-average number of basic shares outstanding	29,938	25,977
Weighted-average number of diluted shares outstanding	29,938	26,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of December 31, 2013 and September 30, 2013
(in thousands, except per share data)
(unaudited)

	As of	As of
	December 31, 2013	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,144	$16,104
Restricted cash	552	815
Accounts receivable, net of allowance of $434 and $3,363, respectively	35,920	41,826
Inventory	32,029	32,115
Prepaid expenses and other current assets	8,746	9,437
Total current assets	95,391	100,297
Property, plant, and equipment, net	48,678	49,744
Goodwill	20,384	20,384
Other intangible assets, net	1,905	2,159
Other non-current assets, net of allowance of $3,575 and $3,533, respectively	885	1,130
Total assets	$167,243	$173,714
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$17,200	$21,706
Accounts payable	18,000	19,643
Deferred gain associated with sale of assets	3,400	—
Warrant liability	233	155
Accrued expenses and other current liabilities	22,076	21,597
Total current liabilities	60,909	63,101
Asset retirement obligations	5,105	5,053
Deferred gain associated with sale of assets	—	3,400
Other long-term liabilities	937	981
Total liabilities	66,951	72,535
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 30,220 shares issued and 30,180 shares outstanding as of December 31, 2013; 30,022 shares issued and 29,982 shares outstanding as of September 30, 2013	750,388	749,266
Treasury stock, at cost; 40 shares	(2,071)	(2,071)
Accumulated other comprehensive income	1,668	1,623
Accumulated deficit	(649,693)	(647,639)
Total shareholders’ equity	100,292	101,179
Total liabilities and shareholders’ equity	$167,243	$173,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2013 and 2012
(in thousands)

	For the three months ended December 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(2,054)	$2,826
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, amortization, and accretion expense	2,068	2,018
Stock-based compensation expense	1,135	1,082
Gain on sale of an investment	(290)	—
Provision adjustments related to doubtful accounts	(35)	—
Provision adjustments related to product warranty	265	629
Change in fair value of financial instruments	78	(237)
Non-cash insurance proceeds	—	(4,192)
Total non-cash adjustments	3,221	(700)
Changes in operating assets and liabilities:
Accounts receivable	5,950	180
Inventory	135	(2,133)
Other assets	981	3,197
Accounts payable	(1,652)	(6,581)
Accrued expenses and other current liabilities	144	(1,308)
Total change in operating assets and liabilities	5,558	(6,645)
Net cash provided from (used in) operating activities	6,725	(4,519)
Cash flows from investing activities:
Cash proceeds from sale of investment	290	—
Purchase of equipment	(684)	(2,030)
Deposits on equipment orders	—	(3)
Decrease (increase) in restricted cash	262	(945)
Proceeds from disposal of property, plant and equipment	—	203
Net cash used in investing activities	(132)	(2,775)
Cash flows from financing activities:
Net (payments) proceeds from borrowings from credit facilities	(4,506)	611
Proceeds from sale of common stock	—	9,475
Proceeds from stock plans	14	10
Net cash (used in) provided by financing activities	(4,492)	10,096
Effect of exchange rate changes on foreign currency	(61)	34
Net increase in cash and cash equivalents	2,040	2,836
Cash and cash equivalents at beginning of period	16,104	9,047
Cash and cash equivalents at end of period	$18,144	$11,883
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$112	$196
Cash paid during the period for income taxes	$4	$15
NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of capital lease and accounts payable	$—	$4,192
Acquisition of equipment under capital lease	$—	$257
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
For the three months ended December 31, 2013
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

Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2013 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.
All significant intercompany accounts and transactions have been eliminated in consolidation. We are not the primary beneficiary of, nor do we hold a significant variable interest in, any variable interest entity. We have evaluated subsequent events through the date that the financial statements were issued.

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of December 31, 2013 and September 30, 2013 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Settlement of escrow amounts occurs over a two-year period and is subject to claim adjustments. During the fiscal year ended September 30, 2013, we resolved the purchase price contingencies resulting in the reduction of the purchase price by $1.1 million. The reduced purchase price is recorded as an offset to the escrow receivable of $2.6 million while an additional $0.4 million of gain on sale of assets was recognized during the fiscal year ended September 30, 2013. There remains a deferred gain of $3.4 million related to our indemnification obligation at December 31, 2013.

In May 2012, we also entered into a separate facility lease and transition services agreement (TSA) with SEI related to financial services, supply chain, facility, and information infrastructure support functions to be provided by us. We believe the values assigned to the facility lease and TSA approximate fair value. During the three months ended December 31, 2013 and 2012, we recognized $0.7 million and $0.7 million, respectively, related to TSA fees and facility rental income which was recorded as a benefit against operating expenses incurred for such services.

Liquidity and Capital Resources

Historically, we have consumed cash from operations and incurred significant net losses. We have managed our liquidity position through a series of cost reduction initiatives, borrowings from our credit facility, capital markets transactions, and the sale of assets.

As of December 31, 2013, cash and cash equivalents totaled $18.1 million and net working capital totaled approximately $34.5 million. Working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the three months ended December 31, 2013, we incurred a net loss of $2.1 million. Net cash provided from operating activities for the three months ended December 31, 2013 totaled $6.7 million.

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

Our credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, and limitations on liens and certain additional indebtedness and guarantees, in addition to minimum tangible net worth, fixed charge coverage, and EBITDA covenants. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of December 31, 2013, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $2.5 million minimum financial covenant requirement.

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

The borrowing availability provided by the credit facility includes approximately $4.2 million secured by machinery and equipment, which is reduced monthly by approximately $91,000. The borrowing base also includes amounts which are not yet earned by the final rendition of services by the Company including progress billings and that portion of those amounts earned but not yet invoiced. The borrowing base for these amounts will be the lesser of (1) 60% of these amounts, or (2) $5.0 million.

The credit facility established the Company's minimum cash balance and excess liquidity requirement at $2.5 million until June 30, 2014, when it will increase by $750,000 and thereafter on the first day of each quarter until it reaches $5.0 million. If the minimum cash balance and excess liquidity requirement falls below the specified amounts, the other financial covenants noted above are triggered.

On August 26, 2013, we entered into a Fifth Amendment to the credit facility, pursuant to which Wells Fargo agrees, among other things, to provide up to $7.5 million in secured financing to the Company using certain real estate as collateral, subject to the terms and conditions of the Fifth Amendment and the credit facility. This change to the borrowing base calculation was not implemented as of December 31, 2013 as not all conditions required had been completed.

As of December 31, 2013, we had a $17.2 million LIBOR rate loan outstanding under our credit facility, with an interest rate of 3.3%. As of January 31, 2014, there is no outstanding balance under this credit facility as cash was used to pay down the credit facility. As of December 31, 2013, the credit facility also had $1.3 million reserved for five outstanding stand-by letters of credit, leaving a remaining $4.9 million borrowing availability balance under this credit facility. We now expect at least 50% of the $35.0 million credit facility to be available for use during fiscal year 2014.

•
Stock Sales: During August 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $50 million of our common or preferred stock, warrants or debt securities. On August 23, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date. On September 18, 2013, we sold 2,875,000 shares of common stock for net proceeds of $11.7 million, which was the second stock sale completed under the above referenced shelf registration.

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

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table lists our financial assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurement
(in thousands)	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
As of December 31, 2013
Assets:
Cash and cash equivalents	$18,144	—	—	$18,144
Restricted cash	552	—	—	552
Liabilities:
Warrant liability	—	233	—	233
As of September 30, 2013
Assets:
Cash and cash equivalents	$16,104	—	—	$16,104
Restricted cash	815	—	—	815
Liabilities:
Warrant liability	—	155	—	155

Cash consists primarily of bank deposits or, occasionally, highly liquid short-term investments with a maturity of three months or less at the time of purchase.

Restricted cash represents temporarily restricted deposits held as compensating balances against short-term borrowing arrangements.

As of December 31, 2013 and September 30, 2013, warrants representing the right to purchase 400,001 shares of our common stock were outstanding. All of our warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive income (loss) when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to effect a mandatory exercise of each warrant. The valuation model requires the input of subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of our warrants has been primarily due to the change in the closing price of our common stock.

The carrying amounts of accounts receivable, prepaid expenses and other current assets, borrowings from our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

NOTE 4.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	December 31, 2013	September 30, 2013
Accounts receivable	$31,998	$39,827
Accounts receivable – unbilled	4,356	5,362
Accounts receivable, gross	36,354	45,189
Allowance for doubtful accounts	(434)	(3,363)
Accounts receivable, net	$35,920	$41,826

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

As of December 31, 2013 and September 30, 2013, we had $5.5 million and $9.2 million, respectively, of accounts receivable recorded using the percentage of completion method. Of these amounts, $1.7 million was invoiced and $3.8 million was unbilled as of December 31, 2013 and $4.6 million was invoiced and $4.6 million was unbilled as of September 30, 2013.

Included in accounts receivable, net at December 31, 2013 and September 30, 2013 is $0.9 million and $6.5 million, respectively, from sales to Suncore. See Note 15 - Suncore Joint Venture for additional disclosures related to Suncore.

The decrease in the allowance for doubtful accounts during the three months ended December 31, 2013 is primarily due to historical amounts that were written off.

NOTE 5.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	December 31, 2013	September 30, 2013
Raw materials	$12,647	$12,094
Work in-process	4,751	4,122
Finished goods	14,631	15,899
Inventory	$32,029	$32,115

NOTE 6.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	December 31, 2013	September 30, 2013
Land	$1,502	$1,502
Building and improvements	18,298	18,423
Equipment	22,290	23,134
Furniture and fixtures	88	95
Computer hardware and software	899	933
Leasehold improvements	2,831	3,029
Construction in progress	2,770	2,628
Property, plant, and equipment, net	$48,678	$49,744

As of December 31, 2013 and September 30, 2013, accumulated depreciation was approximately $81.7 million and $79.9 million, respectively.

NOTE 7.	Intangible Assets

The following table sets forth the carrying value of intangible assets by reporting segment:

(in thousands)	As of December 31, 2013			As of September 30, 2013
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Fiber Optics:
Core Technology	$12,727	$(11,928)	$799	$12,727	$(11,822)	$905
Customer Relations	3,511	(2,719)	792	3,511	(2,647)	864
Patents	4,697	(4,527)	170	4,697	(4,498)	199
	20,935	(19,174)	1,761	20,935	(18,967)	1,968
Photovoltaics:
Patents	1,972	(1,828)	144	1,972	(1,781)	191
Total	$22,907	$(21,002)	$1,905	$22,907	$(20,748)	$2,159

Amortization expense related to intangible assets is included in sales, general, and administrative expense on our statement of operations and comprehensive (loss) income. Based on the carrying amount of our intangible assets as of December 31, 2013, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense
(in thousands)
Nine months ended September 30, 2014	$763
Fiscal year ended September 30, 2015	555
Fiscal year ended September 30, 2016	554
Fiscal year ended September 30, 2017	33
Fiscal year ended September 30, 2018 and thereafter	—
Total	$1,905

NOTE 8.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	December 31, 2013	September 30, 2013
Compensation	$6,118	$4,361
Warranty	3,884	4,030
Termination fee	2,775	2,775
Professional fees	1,247	676
Royalty	958	1,061
Customer deposits	805	730
Deferred revenue	870	2,565
Self insurance	1,319	1,352
Income and other taxes	1,409	1,345
Loss on sale contracts	551	415
Severance and restructuring accruals	762	601
Other	1,378	1,686
Accrued expenses and other current liabilities	$22,076	$21,597

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

On November 15, 2013, Mr. Chris Larocca proposed to resign as the Company's Chief Operating Officer, effective as of November 30, 2013. The Company recorded a charge of $0.5 million in the three months ended December 31, 2013 related to the separation agreement entered into as part of Mr. Larocca's resignation.

Our severance and restructuring-related accrual specifically relates to the Separation Agreement and non-cancelable obligations associated with an abandoned leased facility. Expense related to severance and restructuring accruals is included in sales, general, and administrative expense on our statement of operations and comprehensive (loss) income. The following table summarizes the changes in the severance and restructuring-related accrual accounts:

(in thousands)	Severance-related accruals	Restructuring-related accruals	Total
Balance as of September 30, 2013	$523	$78	601
Expense - charged to accrual	454	—	454
Payments and accrual adjustments	(293)	—	(293)
Balance as of December 31, 2013	$684	$78	$762

Warranty: We generally provide product and other warranties on our solar cells, components, power systems, and fiber optic products, in addition to certain already divested product lines where we retained the warranty obligations. Certain parts and labor warranties from our vendors can be assigned to our customers. Our reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the three months ended December 31,
(in thousands)	2013	2012
Balance at beginning of period	$4,561	$3,692
Provision for product warranty - expense	265	629
Adjustments and utilization of warranty accrual	(411)	(149)
Balance at end of period	$4,415	$4,172
Current portion	$3,884	$3,764
Non-current portion	531	408
Product warranty liability at end of period	$4,415	$4,172

The decrease in our provision for product warranty expense for the three months ended December 31, 2013 compared to the same period in 2012 was primarily due to specific customer warranty claims in 2012.

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

The credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, and limitations on liens and certain additional indebtedness and guarantees, in addition to minimum tangible net worth, fixed charge coverage, and EBITDA covenants. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of December 31, 2013, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $2.5 million minimum financial covenant requirement.

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

The borrowing availability provided by the credit facility includes approximately $4.2 million secured by machinery and equipment, which is reduced monthly by approximately $91,000. The borrowing base also includes amounts which are not yet earned by the final rendition of services by the Company including progress billings and that portion of those amounts earned but not yet invoiced. The borrowing base for these amounts will be the lesser of (1) 60% of these amounts, or (2) $5.0 million.

The credit facility established the Company's minimum cash balance and excess liquidity requirement at $2.5 million until June 30, 2014, when it will increase by $750,000 and thereafter on the first day of each quarter until it reaches $5.0 million. If the minimum cash balance and excess liquidity requirement falls below the specified amounts, the other financial covenants noted above are triggered.

On August 26, 2013, we entered into a Fifth Amendment to the credit facility, pursuant to which Wells Fargo agrees, among other things, to provide up to $7.5 million in secured financing to the Company using certain real estate as collateral, subject to the terms and conditions of the Fifth Amendment and the credit facility. This change to the borrowing base calculation was not implemented as of December 31, 2013 as not all conditions required had been completed.

As of December 31, 2013, we had a $17.2 million LIBOR rate loan outstanding, with an interest rate of 3.3%, and approximately $1.3 million reserved for five outstanding stand-by letters of credit under the credit facility. We now expect at least 50% of the $35.0 million credit facility to be available for use during fiscal year 2014.

NOTE 11.	Income and other Taxes

During the three months ended December 31, 2013 and 2012, there were no material increases or decreases in unrecognized tax benefits and we do not anticipate any material increases or decreases in the amounts of unrecognized tax benefits for the remaining fiscal year 2014. As of December 31, 2013 and September 30, 2013, we had approximately $370,000 and $354,000, respectively, of interest and penalties accrued as tax liabilities on our balance sheet.

During the three months ended December 31, 2013 and 2012, we incurred $0 and $0.1 million, respectively, of income tax expense. The provision for 2012 is primarily due to federal alternative minimum tax and state income tax.

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

Included in our operating income for the three months ended December 31, 2013 were $0.6 million of New Mexico incentive tax credits received. The amount received was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. These credits will result in cash refunds and reduction of future payroll and compensation taxes. There were no incentive tax credits received during the three months ended December 31, 2012.

NOTE 12.	Commitments and Contingencies

Operating Lease Obligations: We lease certain land, facilities, and equipment under non-cancelable operating leases. Operating lease amounts above exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.4 million and $0.6 million for the three months ended December 31, 2013 and 2012, respectively.  There are no off-balance sheet arrangements other than our operating leases.

Asset Retirement Obligations: We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our asset retirement obligations include assumptions related to renewal option periods for those facilities where we expect to extend lease terms. In future periods, the asset retirement obligation is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment will be recorded to both the asset retirement obligation and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. The fair value of our asset retirement obligations were estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 5.78%. There were no asset retirement obligations settled during the three months ended December 31, 2013 and 2012. Accretion expense of $0.1 million and $0.1 million was recorded during the three months ended December 31, 2013, and 2012, respectively.

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations. On September 19, 2013, we received written notice from a customer of our broadband products requesting indemnification relating to a lawsuit brought against them alleging patent infringement of a system incorporating our product. As of December 31, 2013, there has been no resolution to this claim. In March 2012, we entered into a Master Purchase Agreement with SEI, pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we recorded this amount as a deferred gain on our balance sheet as of December 31, 2013 and September 30, 2013 as a result of these contingencies. In April and May 2013, we received letters from SEI asserting indemnification claims under the Master Purchase Agreement up to $1.5 million. As of December 31, 2013, there has been no resolution to these claims. See Note 1 - Description of Business in the notes to the condensed consolidated financial statements for additional disclosures related to this asset sale.

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

b) Nichia Corporation

On October 8, 2013, we were served with a complaint filed by Nichia Corporation in the United States District Court for the Eastern District of Texas, alleging patent infringement by one of our broadband products, unspecified monetary damages and injunctive relief (Nichia Corporation v. EMCORE Corporation, Case No.: 2-13-CV480). We answered the complaint and denied the allegations. We will vigorously defend ourselves against the plaintiff's claims.

NOTE 13.	Equity

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

The following table summarizes stock option activity under the Equity Plans for the three months ended December 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2013	1,745,948	$17.78
Granted	3,875	$5.09
Exercised	(1,301)	$4.31		$1
Forfeited	(4,564)	$6.27
Expired	(37,280)	$20.58
Outstanding as of December 31, 2013	1,706,678	$17.73	4.04
Exercisable as of December 31, 2013	1,524,835	$19.26	3.53	$151
Vested and expected to vest as of December 31, 2013	1,675,945	$17.97	3.95	$266

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the three months ended December 31, 2012, the intrinsic value of options exercised was $1,000.

As of December 31, 2013, there was approximately $0.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 3.1 years.

Valuation Assumptions
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the Three Months Ended December 31,
	2013	2012
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%
Expected stock price volatility rate	95.7%	97.1%
Risk-free interest rate	1.7%	0.9%
Expected term (in years)	6.0	6.0

Weighted average grant date fair value per share of stock options granted:	$3.92	$3.65

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

The following table summarizes the activity related to RSAs and RSUs:

Restricted Stock Activity	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2013	99,561	$5.84	854,928	$4.51
Granted	—	—	60,000	$4.95
Vested	—	$—	(152,300)	$3.96
Forfeited	(1,227)	$5.68	(23,419)	$4.41
Non-vested as of December 31, 2013	98,334	$5.85	739,209	$4.66

Restricted stock awards: As of December 31, 2013, there was approximately $43,000 of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 0.1 years.

Restricted stock units: As of December 31, 2013, there was approximately $2.2 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 1.8 years. The 0.7 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $3.8 million and a weighted average remaining contractual term of 1.0 years. Of the 0.7 million outstanding non-vested RSUs, approximately 0.7 million RSUs are expected to vest and have an aggregate intrinsic value of approximately $3.4 million and a weighted average remaining contractual term of 1.8 years.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the Three Months Ended December 31,
(in thousands)	2013	2012
Employee stock options	$67	$258
Restricted stock awards and units	678	406
Employee stock purchase plan	120	131
401(k) match in common stock	160	256
Outside director fees in common stock	110	31
Total stock-based compensation expense	$1,135	$1,082

Stock-based Compensation Expense - by expense type	For the Three Months Ended December 31,
(in thousands)	2013	2012
Cost of revenue	$217	$315
Selling, general, and administrative	641	382
Research and development	277	385
Total stock-based compensation expense	$1,135	$1,082

Income (Loss) Per Share.
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net Income (Loss) Per Share	For the three months ended December 31,
(in thousands, except per share)	2013	2012

Numerator - Net income (loss)	$(2,054)	$2,826
Less: Undistributed earnings allocated to participating securities	—	(23)
Undistributed earnings allocated to common shareholders for basic net income (loss) per share	$(2,054)	$2,803
Undistributed earnings allocated to common shareholders for diluted net income (loss) per share	$(2,054)	$2,803
Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	29,938	25,977
Dilutive options outstanding, unvested stock units and ESPP	—	259
Denominator for diluted net income (loss) per share - adjusted weighted average shares outstanding	29,938	26,236
Basic net income (loss) per share	$(0.07)	$0.11
Diluted net income (loss) per share	$(0.07)	$0.11
Weighted average antidilutive options, unvested restricted stock units and awards, warrants and ESPP shares excluded from the computation	3,049	2,913
Average market price of common stock	$5.04	$4.68

The antidilutive stock options and unvested stock were excluded from the computation of diluted net income (loss) per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.

Future Issuances

As of December 31, 2013, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	1,706,678
Unvested restricted stock units	739,209
Purchases under the employee stock purchase plan	433,958
Issuance of stock-based awards under the Equity Plans	576,834
Exercise of outstanding warrants	400,001
Purchases under the officer and director share purchase plan	88,741
Total reserved	3,945,421

NOTE 14.	Segment Data and Related Information

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

Segment Revenue	For the three months ended December 31,
(in thousands)	2013	2012
Fiber Optics revenue	$23,292	$29,678
Photovoltaics revenue	20,919	19,628
Total revenue	$44,211	$49,306

Revenue by Geographic Region	For the three months ended December 31,
(in thousands)	2013	2012
United States	$28,097	$34,667
Asia	10,287	8,900
Europe	5,434	5,213
Other	393	526
Total revenue	$44,211	$49,306

Revenue by geographic location is determined based on the location of our customer.

Significant Customers: Revenue from one of our customers of the Photovoltaics segment represented 14% of our consolidated revenue for the three months ended December 31, 2013. No single customer from the Photovoltaics segment represented greater than 10% of our consolidated revenue for the three months ended December 31, 2012. No single customer from the Fiber segment represented greater than 10% of our consolidated revenue for the three months ended December 31, 2013. Revenue from Cisco systems represented 11% of our consolidated revenue for the three months ended December 31, 2012.

Revenue from Suncore represented 5.0% of our consolidated revenues for the three months ended December 31, 2012. See Note 15 - Suncore Joint Venture for additional disclosures related to the Suncore revenues.

Operating (Loss) Income: The following table sets forth operating (loss) income attributable to each of our reporting segments.

Operating (Loss) Income	For the three months ended December 31,
(in thousands)	2013	2012
Fiber Optics operating loss	$(6,571)	$(395)
Photovoltaics operating income	4,331	3,241
Total operating (loss) income	$(2,240)	$2,846

Non-Cash Expenses: The following tables set forth our significant non-cash expenses attributable to each of our reporting segments.

Depreciation, Amortization, and Accretion Expense	For the three months ended December 31,
(in thousands)	2013	2012
Fiber Optics segment	$1,484	$1,282
Photovoltaics segment	584	736
Total depreciation, amortization, and accretion expense	$2,068	$2,018

Stock-based Compensation Expense	For the three months ended December 31,
(in thousands)	2013	2012
Fiber Optics segment	$755	$726
Photovoltaics segment	380	356
Total stock-based compensation expense	$1,135	$1,082

Long-lived Assets: Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of our reporting segments and our unallocated Corporate division.

Long-lived Assets	As of	As of
(in thousands)	December 31, 2013	September 30, 2013
Fiber Optics segment	$22,713	$23,804
Photovoltaics segment	39,862	40,048
Unallocated Corporate division	8,392	8,435
Long-lived assets	$70,967	$72,287

As of December 31, 2013 and September 30, 2013, approximately 80% and 80%, respectively, of our long-lived assets were located in the United States. The remaining assets are primarily located in China and Thailand.

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

In November 2011, we agreed to grant Suncore an exclusive license to use certain intellectual property and know-how, both existing and to-be-developed, related to the fabrication process and testing of terrestrial CPV solar cells on terrestrial CPV solar systems solely within the PRC, Hong Kong, Macau, and Taiwan (the licensed territory) and be able to use, market, and sell the terrestrial CPV solar cells worldwide, excluding only the United States. This licensing agreement was initially for $2.5 million and does not include intellectual property associated with the development of space qualified or radiation hardened solar cells. Suncore had not fulfilled all the requirements necessary to initiate payment for this license; as a result, we did not record any receivables from Suncore associated with this license agreement as of September 30, 2013. In October 2013, we amended the license agreement with Suncore that provides for the license agreement to be amended from $2.5 million to $0.8 million. In addition, we are only required to provide ongoing support through December 31, 2013 to Suncore. During the three months ended December 31, 2013, we received full payment from Suncore and recognized license revenue of $0.8 million related to the amendment.

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

During the three months ended December 31, 2013 and 2012, we recorded revenue from Suncore of $0.8 million and $2.6 million, respectively.

Included in prepaid expenses and other current assets as of December 31, 2013 and September 30, 2013, is $0.3 million and $0.3 million, respectively, for amounts due from Suncore related to transaction services provided in accordance with the August 2012 definitive agreement and other smaller amounts.
In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'an for a purchase price of $4.8 million. Under the terms of the Transfer Agreement, each of the parties agreed to indemnify the other for any losses incurred as a result of either party's breach of its obligations under the Transfer Agreement. Closing was subject to customary conditions, including Chinese regulatory approvals. The payment for the purchase price was made upon the completion of the share transfer, which occurred during the fourth quarter of fiscal 2013. Upon completion of the share transfer in September 2013, the Company recognized $3.3 million of deferred revenue from Suncore included in the financial statements as of September 30, 2013, as well as the resulting gain of $4.8 million on our registered ownership interest.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included in Financial Statements under Item 1 within this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Risk Factors under Part II, Item IA. These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

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

Suncore Joint Venture

In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'an for a purchase price of $4.8 million. The carrying value of our registered ownership interest in Suncore was $0 as of September 30, 2013. Upon completion of the share transfer in September 2013, the Company recognized $3.3 million of deferred revenue from Suncore included in the financial statements as of September 30, 2013, as well as the resulting gain of $4.8 million on our registered ownership interest. See Note 15 - Suncore Joint Venture in the notes to the condensed consolidated financial statements for more information regarding Suncore.

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

Since that announcement, we developed and implemented a plan to rebuild the impacted production lines at other locations, including an alternate facility of our contract manufacturer in Thailand, as well as our own manufacturing facilities in the United States and China. We completed the plan to rebuild our production lines and return to pre-flood capacity production levels as of September 2012. See Note 9 - Impact from Thailand Flood in the notes to the condensed consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue.

	For the three months ended December 31,
	2013	2012
Revenue	100.0%	100.0%
Cost of revenue	77.1	77.8
Gross profit	22.9	22.2
Operating expense (income):
Selling, general, and administrative	18.0	14.0
Research and development	10.0	10.9
Flood-related insurance proceeds	—	(8.5)
Total operating expense	28.0	16.4
Operating (loss) income	(5.1)	5.8
Other income (expense):
Interest expense, net	(0.3)	(0.5)
Foreign exchange gain	0.2	0.2
Gain on sale of investment	0.7	—
Change in fair value of financial instruments	(0.2)	0.5
Total other income (expense)	0.4	0.2
(Loss) income before income tax expense	(4.7)	6.0
Income tax expense	—	(0.2)
Net (loss) income	(4.7)%	5.8%

Comparison of financial results:

Revenue:

(in thousands, except percentages)	For the Three Months Ended December 31,
	2013	2012	$ Change	% Change
Fiber Optics revenue	$23,292	$29,678	$(6,386)	(21.5)%
Photovoltaics revenue	20,919	19,628	1,291	6.6%
Total revenue	$44,211	$49,306	$(5,095)	(10.3)%

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

For the three months ended December 31, 2013, revenue from broadband products decreased 26% compared to the same period during the prior year. This decrease was primarily driven by lower sales of our CATV products due to lower customer demand. Sales of our CATV products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represent the second largest percentage of our total fiber optics-related revenue.

For the three months ended December 31, 2013, revenue from digital products decreased 3% compared to the same period during the prior year. Our telecom optical-related product line, which includes tunable XFP, and integrated tunable laser assemblies (ITLAs), represent the largest percentage of our total fiber optics-related revenue.

Our Fiber Optics segment accounted for 53% and 60% of our consolidated revenue for the three months ended December 31, 2013 and 2012, respectively.

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

For the three months ended December 31, 2013, revenue from photovoltaics increased approximately 7% compared to the same period during the prior year primarily due to higher revenues from our space cell products. Sales of our satellite solar cells, CICs and panel products represent the largest percentage of our total photovoltaics-related revenue. Historically, our Photovoltaics revenue has fluctuated significantly due to the timing of program completions and product shipments of major orders.

Our Photovoltaics segment accounted for 47% and 40% of our consolidated revenue for the three months ended December 31, 2013 and 2012, respectively.

Gross Profit:

(in thousands, except percentages)	For the Three Months Ended December 31,
	2013	2012	$ Change	% Change
Fiber Optics gross profit	$2,397	$4,965	$(2,568)	(51.7)%
Photovoltaics gross profit	7,738	5,983	1,755	29.3%
Total gross profit	$10,135	$10,948	$(813)	(7.4)%

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

Consolidated gross margins were 23% and 22% for the three months ended December 31, 2013 and 2012, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.2 million and $0.3 million during the three months ended December 31, 2013 and 2012, respectively.

Fiber Optics Gross Profit:

Fiber Optics gross margin was 10.3% and 16.7% for the three months ended December 31, 2013 and 2012, respectively.

For the three months ended December 31, 2013, gross margins decreased from both our broadband and digital product lines when compared to the same period during the prior year. The decrease in gross margins is primarily due to lower sales volume and pricing.

Photovoltaics Gross Profit:

Photovoltaics gross margin was 37.0% and 30.5% for the three months ended December 31, 2013 and 2012, respectively. The increase in gross margin compared to the same period during the prior year is primarily due to higher revenues, a decrease in the cost of raw materials used in our products, and an increase in sales of our higher margin products. Additionally, included in gross margin for the three months ended December 31, 2013 is $0.8 million of license technology revenue received from Suncore. See Note 15 - Suncore Joint Venture for additional disclosures related to the Suncore revenues.

Selling, General and Administrative (SG&A):

(in thousands, except percentages)	For the Three Months Ended December 31,
	2013	2012	$ Change	% Change
SG&A expense	$7,972	$6,904	$1,068	15.5%

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.6 million and $0.4 million during the three months ended December 31, 2013 and 2012, respectively.

The increase in SG&A expense for the three months ended December 31, 2013 when compared to the same period during the prior year was due to higher severance related costs associated with Mr. Larocca's resignation, additional costs associated with a shareholder group regarding matters addressed in their recent Schedule 13D filing with the SEC, and higher audit-related costs.

As a percentage of revenue, SG&A expenses were 18.0% and 14.0% for the three months ended December 31, 2013 and 2012, respectively.

Research and Development (R&D):

(in thousands, except percentages)	For the Three Months Ended December 31,
	2013	2012	$ Change	% Change
R&D expense	$4,403	$5,390	$(987)	(18.3)%

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

Stock-based compensation expense within R&D totaled $0.3 million and $0.4 million during the three months ended December 31, 2013 and 2012, respectively.

The decrease in R&D expense for the three months ended December 31, 2013 when compared to the same period during the prior year was due to lower compensation-related costs in 2013 due to a reduction in headcount in the Fiber Optics segment.

As a percentage of revenue, R&D expenses were 10.0% and 10.9% for the three months ended December 31, 2013 and 2012, respectively.

Other Operating Income:

(in thousands, except percentages)	For the Three Months Ended December 31,
	2013	2012	$ Change	% Change
Flood-related insurance proceeds	$—	$(4,192)	$(4,192)	(100.0)%

Flood-related Insurance Proceeds:
During the three months ended December 31, 2012, we received flood-related insurance proceeds of $4.2 million from our contract manufacturer. Flood-related insurance proceeds related to inventory and equipment destroyed by the Thailand flood were recognized when they became realized. See Note 9 - Impact from Thailand Flood in the notes to the condensed consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Operating (Loss) Income:

(in thousands, except percentages)	For the Three Months Ended December 31,
	2013	2012	$ Change	% Change
Fiber Optics operating loss	$(6,571)	$(395)	$(6,176)	(1,563.5)%
Photovoltaics operating income	4,331	3,241	1,090	(33.6)%
Total operating (loss) income	$(2,240)	$2,846	$(5,086)	178.7%

Operating (loss) income represents revenue less the cost of revenue and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared service departments and gains on sale of unconsolidated affiliates. Operating (loss) income is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating (loss) income was (5.1)%, and 5.8% for the three months ended December 31, 2013 and 2012, respectively.

Other Income (Expense):

(in thousands, except percentages)	For the Three Months Ended December 31,
	2013	2012	$ Change	% Change
Interest expense, net	$(126)	$(238)	$112	47.1%
Foreign exchange gain	100	101	(1)	(1.0)%
Gain on sale of investment	290	—	290	N/A
Change in fair value of financial instruments	(78)	237	(315)	(132.9)%
Total other income	$186	$100	$86	86.0%

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

Change in Fair Value of Financial Instruments
As of December 31, 2013 and September 30, 2013, warrants representing the right to purchase 400,001 shares of our common stock were outstanding.

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

Gain on Sale of Investment
During the three months ended December 31, 2013, we sold our investment in a company that had a net book value of $0 at September 30, 2013, for $0.3 million.

Income Tax Expense
During the three months ended December 31, 2012, we recorded income tax expense of $0.1 million primarily due to federal alternative minimum income tax and state income taxes.

Net (Loss) Income:

(in thousands, except percentages)	For the Three Months Ended December 31,
	2013	2012	$ Change	% Change
Net (loss) income	$(2,054)	$2,826	$(4,880)	172.7%

Net (loss) income per basic and diluted share was $(0.07) and $0.11 for the three months ended December 31, 2013 and 2012, respectively.

Order Backlog:

As of December 31, 2013, order backlog for our Photovoltaics segment totaled $55.3 million, a decrease of 3% from $57.1 million reported as of September 30, 2013. Order backlog is defined as purchase orders or supply agreements accepted by us and deferred revenue with expected product delivery and/or services to be performed within the next twelve months. From time to time, our customers may request that we delay shipment of certain orders and our order backlog could also be adversely affected if our customers unexpectedly cancel purchase orders that we have previously accepted.

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

Cash Flow:

Net Cash Provided By (Used In) Operating Activities

Operating Activities (in thousands, except percentages)	For the Three Months Ended December 31,
	2013	2012	$ Change	% Change
Net cash provided by (used in) operating activities	$6,725	$(4,519)	$11,244	248.8%

Fiscal 2014:
For the three months ended December 31, 2013, our operating activities provided cash of $6.7 million for the three months ended December 31, 2013 primarily due to the changes in our current assets and liabilities (or working capital components) of $5.6 million, depreciation, amortization and accretion expense of $2.1 million, stock-based compensation expense of $1.1 million and warranty provision of $0.3 million partially offset by our net loss of $2.1 million and the gain on sale of investment of $0.3 million. The change in our current assets and liabilities was primarily the result of a decrease in accounts receivable of $6.0 million, other assets of $1.0 million, inventory of $0.1 million and an increase in accrued expenses of $0.1 million, partially offset by a decrease in accounts payable of $1.7 million. The decrease in accounts payable is primarily a result of paying down balances that had increased in prior periods with the proceeds received in the current period from the collection of accounts receivable.

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

Net Cash Used In Investing Activities

Investing Activities (in thousands, except percentages)	For the Three Months Ended December 31,
	2013	2012	$ Change	% Change
Net cash used in investing activities	$(132)	$(2,775)	$2,643	(95.2)%

Fiscal 2014:
For the three months ended December 31, 2013, our investing activities consumed $0.1 million of cash primarily from capital related expenditures of $0.7 million, partially offset by cash proceeds of $0.3 million from the sale of an investment and a decrease in restricted cash of $0.3 million.

Fiscal 2013:
For the three months ended December 31, 2012, our investing activities consumed $2.8 million of cash primarily due to capital related expenditures of $2.0 million, and the funding of restricted cash of $0.9 million.

Net Cash (Used In) Provided By Financing Activities

Financing Activities (in thousands, except percentages)	For the Three Months Ended December 31,
	2013	2012	$ Change	% Change
Net cash (used in) provided by financing activities	$(4,492)	$10,096	$(14,588)	(144.5)%

Fiscal 2014:
For the three months ended December 31, 2013, our financing activities consumed cash of $4.5 million primarily due to the net payment of $4.5 million on our bank credit facility. See Note 1 - Description of Business in the notes to the condensed consolidated financial statements for information related to borrowings from our bank credit facility.

Fiscal 2013:
For the three months ended December 31, 2012 our financing activities provided $10.1 million of net cash primarily from proceeds of $9.5 million from the sale of common stock and $0.6 million of proceeds related to borrowings from our bank credit facility.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2014 and over the next five fiscal years are summarized in the table below:

(in thousands)
	Total	2014	2015 to 2016	2017 to 2018	2019 and later
Purchase obligations	$22,304	22,144	$160	$—	$—
Credit facility	17,200	17,200	—	—	—
Asset retirement obligations	7,665	—	436	4,754	2,475
Operating lease obligations	4,390	522	1,278	152	2,438
Total contractual obligations and commitments	$51,559	$39,866	$1,874	$4,906	$4,913

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

Credit Facility
As of December 31, 2013, we had a $17.2 million LIBOR rate loan outstanding, with an interest rate of 3.3%, and approximately $1.3 million reserved under five outstanding standby letters of credit under the credit facility.

The credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, and limitations on liens and certain additional indebtedness and guarantees, in addition to minimum tangible net worth, fixed charge coverage, and EBITDA covenants. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of December 31, 2013, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $2.5 million minimum financial covenant requirement.

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

The borrowing availability provided by the credit facility includes approximately $4.2 million secured by machinery and equipment, which is reduced monthly by approximately $91,000. The borrowing base also includes amounts which are not yet earned by the final rendition of services by the Company including progress billings and that portion of those amounts earned but not yet invoiced. The borrowing base for these amounts will be the lesser of (1) 60% of these amounts, or (2) $5.0 million.

The credit facility established the Company's minimum cash balance and excess liquidity requirement at $2.5 million until June 30, 2014, when it will increase by $750,000 and thereafter on the first day of each quarter until it reaches $5.0 million. If the minimum cash balance and excess liquidity requirement falls below the specified amounts, the other financial covenants noted above are triggered.

On August 26, 2013, we entered into a Fifth Amendment to the credit facility, pursuant to which Wells Fargo agrees, among other things, to provide up to $7.5 million in secured financing to the Company using certain real estate as collateral, subject to the terms and conditions of the Fifth Amendment and the credit facility. This change to the borrowing base calculation was not implemented as of December 31, 2013 as not all conditions required had been completed.

We now expect at least 50% of the total amount of credit under the credit facility to be available for use based on the revised borrowing base formula during fiscal year 2014. See Note 10 - Credit Facilities for additional information related to our bank credit facility.

Asset Retirement Obligations
We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our asset retirement obligations include assumptions related to renewal option periods where we expect to extend facility lease terms. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. See Note 12 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information related to our asset retirement obligations.

Operating Leases
Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties. There are no off-balance sheet arrangements other than our operating leases. See Note 12 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information related to our operating lease obligations.

Segment Data and Related Information
See Note 14 - Segment Data and Related Information in the notes to the condensed consolidated financial statements for disclosures related to business segment revenue, geographic revenue, significant customers, and operating (loss) income by business segment.

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

For Quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We do not believe the Company's exposure to market risk has changed materially since September 30, 2013.

ITEM 4.	Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, our Chief Financial Officer and our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of December 31, 2013. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and our principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.     Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    Other Information

ITEM 1.     Legal Proceedings

See Note 12 - Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our legal proceedings.

ITEM 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2013, which could materially affect our business, financial condition or future results. We do not believe the Company's risks have changed materially since we filed our Form 10-K on December 9, 2013. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.
ITEM 3.     Defaults Upon Senior Securities

Not Applicable.

ITEM 4.     Mine Safety Disclosures

Not Applicable.
ITEM 5B.     Other Information

Not Applicable.

ITEM 6. Exhibits

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

EMCORE CORPORATION

Date:	February 5, 2014	By:	/s/ Hong Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	February 5, 2014	By:	/s/ Mark Weinswig
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on February 5, 2014.

Signature	Title

/s/ Hong Q. Hou, Ph.D.	Chief Executive Officer and Director
Hong Q. Hou, Ph.D.	(Principal Executive Officer)

/s/ Mark B. Weinswig	Chief Financial Officer
Mark B. Weinswig	(Principal Financial and Accounting Officer)

/s/ Thomas J. Russell, Ph.D.	Chairman Emeritus
Thomas J. Russell, Ph.D.

/s/ Reuben F. Richards, Jr.	Chairman of the Board
Reuben F. Richards, Jr.

/s/ Steven R. Becker	Director
Steven R. Becker

/s/ Robert L. Bogomolny	Director
Robert L. Bogomolny

/s/ Stephen Domenik	Director
Stephen Domenik

/s/ Gerald Fine	Director
Gerald Fine

/s/ John Gillen	Director
John Gillen

/s/ Sherman McCorkle	Lead Independent Director
Sherman McCorkle

/s/ Charles T. Scott	Director
Charles T. Scott

/s/ James A. Tegnelia, Ph.D.	Director
James A. Tegnelia, Ph.D.