Form 10-Q
period 2014-03-31
EMCORE CORP
filed 2014-05-07
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of April 30, 2014, the number of shares outstanding of our no par value common stock totaled 30,640,807.

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
For The Quarterly Period Ended March 31, 2014

PART I.	Financial Information

ITEM 1.	Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the Three and Six Months Ended March 31, 2014 and 2013
(in thousands, except net (loss) income per share)
(unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Revenue	$42,247	$42,277	$86,458	$91,583
Cost of revenue	35,381	34,444	69,457	72,802
Gross profit	6,866	7,833	17,001	18,781
Operating expense (income):
Selling, general, and administrative	6,911	6,771	14,883	13,675
Research and development	5,204	4,112	9,607	9,502
Flood-related insurance proceeds	—	(14,808)	—	(19,000)
Gain on sale of assets	—	(413)	—	(413)
Total operating expense (income)	12,115	(4,338)	24,490	3,764
Operating (loss) income	(5,249)	12,171	(7,489)	15,017
Other income (expense):
Interest expense, net	(117)	(186)	(243)	(424)
Foreign exchange (loss) gain	(90)	(21)	10	80
Gain on sale of investment	17	—	307	—
Change in fair value of financial instruments	7	(267)	(71)	(30)
Total other (expense) income	(183)	(474)	3	(374)
(Loss) income before income tax expense	(5,432)	11,697	(7,486)	14,643
Income tax expense	—	—	—	(120)
Net (loss) income	$(5,432)	$11,697	$(7,486)	$14,523
Foreign exchange translation adjustment	(43)	(76)	2	(7)
Comprehensive (loss) income	$(5,475)	$11,621	$(7,484)	$14,516
Per share data:
Net (loss) income per basic share	$(0.18)	$0.44	$(0.25)	$0.55
Net (loss) income per diluted share	$(0.18)	$0.44	$(0.25)	$0.54
Weighted-average number of basic shares outstanding	30,392	26,310	30,162	26,142
Weighted-average number of diluted shares outstanding	30,392	26,642	30,162	26,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of March 31, 2014 and September 30, 2013
(in thousands, except per share data)
(unaudited)

	As of	As of
	March 31, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,175	$16,104
Restricted cash	1,993	815
Accounts receivable, net of allowance of $98 and $3,363, respectively	37,453	41,826
Inventory	28,518	32,115
Prepaid expenses and other current assets	7,144	9,437
Total current assets	93,283	100,297
Property, plant, and equipment, net	47,213	49,744
Goodwill	20,384	20,384
Other intangible assets, net	1,650	2,159
Other non-current assets, net of allowance of $3,561 and $3,533, respectively	888	1,130
Total assets	$163,418	$173,714
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$17,600	$21,706
Accounts payable	19,006	19,643
Deferred gain associated with sale of assets	3,400	—
Warrant liability	226	155
Accrued expenses and other current liabilities	20,461	21,597
Total current liabilities	60,693	63,101
Asset retirement obligations	5,157	5,053
Deferred gain associated with sale of assets	—	3,400
Other long-term liabilities	898	981
Total liabilities	66,748	72,535
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 30,674 shares issued and 30,634 shares outstanding as of March 31, 2014; 30,022 shares issued and 29,982 shares outstanding as of September 30, 2013	752,241	749,266
Treasury stock, at cost; 40 shares	(2,071)	(2,071)
Accumulated other comprehensive income	1,625	1,623
Accumulated deficit	(655,125)	(647,639)
Total shareholders’ equity	96,670	101,179
Total liabilities and shareholders’ equity	$163,418	$173,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended March 31, 2014 and 2013
(in thousands)

	For the six months ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(7,486)	$14,523
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, amortization, and accretion expense	4,163	4,062
Stock-based compensation expense	2,239	2,133
Gain on sale of an investment	(307)	—
Provision adjustments related to doubtful accounts	361	15
Provision adjustments related to product warranty	1,562	2,401
Change in fair value of financial instruments	71	30
Non-cash insurance proceeds	—	(19,000)
Total non-cash adjustments	8,089	(10,359)
Changes in operating assets and liabilities:
Accounts receivable	4,003	(2,628)
Inventory	3,526	(600)
Other assets	2,496	2,448
Accounts payable	(630)	(9,176)
Accrued expenses and other current liabilities	(2,698)	(4,406)
Total change in operating assets and liabilities	6,697	(14,362)
Net cash provided by (used in) operating activities	7,300	(10,198)
Cash flows from investing activities:
Cash proceeds from sale of investment	307	—
Purchase of equipment	(1,039)	(4,961)
Deposits on equipment orders	—	(3)
Increase in restricted cash	(1,178)	(248)
Proceeds from disposal of property, plant and equipment	—	396
Net cash used in investing activities	(1,910)	(4,816)
Cash flows from financing activities:
Net (payments) proceeds from borrowings from credit facilities	(4,106)	1,463
Proceeds from sale of common stock	—	9,475
Proceeds from stock plans	659	1,006
Net cash (used in) provided by financing activities	(3,447)	11,944
Effect of exchange rate changes on foreign currency	128	(55)
Net increase in cash and cash equivalents	2,071	(3,125)
Cash and cash equivalents at beginning of period	16,104	9,047
Cash and cash equivalents at end of period	$18,175	$5,922
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$272	$370
Cash paid during the period for income taxes	$4	$15
NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of capital lease and accounts payable	$—	$10,761
Note Receivable from contract manufacturer	$—	$8,239
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
For the three and six months ended March 31, 2014
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

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of March 31, 2014 and September 30, 2013 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Settlement of escrow amounts occurs over a two-year period and is subject to claim adjustments. During the fiscal year ended September 30, 2013, we resolved the purchase price contingencies resulting in the reduction of the purchase price by $1.1 million. The reduced purchase price is recorded as an offset to the escrow receivable of $2.6 million while an additional $0.4 million of gain on sale of assets was recognized during the fiscal year ended September 30, 2013. There remains a deferred gain of $3.4 million related to our indemnification obligation at March 31, 2014.

In May 2012, we also entered into a separate facility lease and transition services agreement (TSA) with SEI related to financial services, supply chain, facility, and information infrastructure support functions to be provided by us. We believe the values assigned to the facility lease and TSA approximate fair value. During the three months ended March 31, 2014 and 2013, we recognized $1.0 million and $0.6 million, respectively, related to TSA fees and facility rental income which was recorded as a benefit against operating expenses incurred for such services. During the six months ended March 31, 2014 and 2013, we recognized $1.7 million and $1.2 million, respectively, related to TSA fees and facility rental income which was recorded as a benefit against operating expenses incurred for such services.

Liquidity and Capital Resources

Historically, we have consumed cash from operations and incurred significant net losses. We have managed our liquidity position through a series of cost reduction initiatives, borrowings from our credit facility, capital markets transactions, and the sale of assets.

As of March 31, 2014, cash and cash equivalents totaled $18.2 million and net working capital totaled approximately $32.6 million. Working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the six months ended March 31, 2014, we incurred a net loss of $7.5 million. Net cash provided from operating activities for the six months ended March 31, 2014 totaled $7.3 million.

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

Our credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, and limitations on liens and certain additional indebtedness and guarantees, in addition to minimum tangible net worth, fixed charge coverage, and EBITDA covenants. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of March 31, 2014, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $2.5 million minimum financial covenant requirement.

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

The borrowing availability provided by the credit facility includes approximately $3.9 million secured by machinery and equipment, which is reduced monthly by approximately $91,000. The borrowing base also includes amounts which are not yet earned by the final rendition of services by the Company including progress billings and that portion of those amounts earned but not yet invoiced. The borrowing base for these amounts will be the lesser of (1) 60% of these amounts, or (2) $5.0 million.

The credit facility established the Company's minimum cash balance and excess liquidity requirement at $2.5 million until June 30, 2014, when it will increase by $750,000 and thereafter on the first day of each quarter until it reaches a maximum of $5.0 million. If the minimum cash balance and excess liquidity requirement falls below the specified amounts, the other financial covenants noted above are triggered.

On August 26, 2013, we entered into a Fifth Amendment to the credit facility, pursuant to which Wells Fargo agrees, among other things, to provide up to $7.5 million in additional secured financing to the Company using certain real estate as collateral, subject to the terms and conditions of the Fifth Amendment and the credit facility. This change to the borrowing base calculation was not implemented as of March 31, 2014 as not all conditions required had been completed.

As of March 31, 2014, we had a $17.6 million LIBOR rate loan outstanding under our credit facility, with an interest rate of 3.3%. As of April 30, 2014, the outstanding balance under this credit facility totaled approximately $2.2 million. As of March 31, 2014, the credit facility also had $1.5 million reserved for five outstanding stand-by letters of credit, leaving a remaining $1.9 million borrowing availability balance under this credit facility. We now expect at least 50% of the $35.0 million credit facility to be available for use during fiscal year 2014.

•
Stock Sales: During August 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $50 million of our common or preferred stock, warrants or debt securities. On August 23, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date as long as we continue to meet the eligibility requirements for the use of Form S-3. On September 18, 2013, we sold 2,875,000 shares of common stock for net proceeds of $11.7 million, which was the second stock sale completed under the above referenced shelf registration.

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

•
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The guidance is effective for interim and annual periods beginning after December 15, 2013 and should be applied prospectively to unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application of the new guidance is permitted. We implemented this accounting standard update during the fiscal quarter ended March 31, 2014 and it had no significant impact on our Consolidated Financial Statements.

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

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table lists our financial assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurement
(in thousands)	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
As of March 31, 2014
Assets:
Cash and cash equivalents	$18,175	—	—	$18,175
Restricted cash	1,993	—	—	1,993
Liabilities:
Warrant liability	—	226	—	226
As of September 30, 2013
Assets:
Cash and cash equivalents	$16,104	—	—	$16,104
Restricted cash	815	—	—	815
Liabilities:
Warrant liability	—	155	—	155

Cash consists primarily of bank deposits or, occasionally, highly liquid short-term investments with a maturity of three months or less at the time of purchase.

Restricted cash represents temporarily restricted deposits held as compensating balances against short-term borrowing arrangements.

As of March 31, 2014 and September 30, 2013, warrants representing the right to purchase 400,001 shares of our common stock were outstanding. All of our warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive (loss) income when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to effect a mandatory exercise of each warrant. The valuation model requires the input of subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of our warrants has been primarily due to the change in the closing price of our common stock.

The carrying amounts of accounts receivable, prepaid expenses and other current assets, borrowings from our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

NOTE 4.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	March 31, 2014	September 30, 2013
Accounts receivable	$33,989	$39,827
Accounts receivable – unbilled	3,562	5,362
Accounts receivable, gross	37,551	45,189
Allowance for doubtful accounts	(98)	(3,363)
Accounts receivable, net	$37,453	$41,826

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

As of March 31, 2014 and September 30, 2013, we had $7.3 million and $9.2 million, respectively, of accounts receivable recorded using the percentage of completion method. Of these amounts, $4.5 million was invoiced and $2.8 million was unbilled as of March 31, 2014 and $4.6 million was invoiced and $4.6 million was unbilled as of September 30, 2013.

Included in accounts receivable, net at March 31, 2014 and September 30, 2013 is $0.1 million and $6.5 million, respectively, from sales to Suncore. See Note 15 - Suncore Joint Venture for additional disclosures related to Suncore.

The decrease in the allowance for doubtful accounts during the six months ended March 31, 2014 is primarily due to historical amounts that were written off.

NOTE 5.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	March 31, 2014	September 30, 2013
Raw materials	$11,639	$12,094
Work in-process	5,257	4,122
Finished goods	11,622	15,899
Inventory	$28,518	$32,115

NOTE 6.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	March 31, 2014	September 30, 2013
Land	$1,502	$1,502
Building and improvements	18,110	18,423
Equipment	21,484	23,134
Furniture and fixtures	81	95
Computer hardware and software	848	933
Leasehold improvements	2,647	3,029
Construction in progress	2,541	2,628
Property, plant, and equipment, net	$47,213	$49,744

As of March 31, 2014 and September 30, 2013, accumulated depreciation was approximately $83.4 million and $79.9 million, respectively.

NOTE 7.	Intangible Assets

The following table sets forth the carrying value of intangible assets by reporting segment:

(in thousands)	As of March 31, 2014			As of September 30, 2013
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Fiber Optics:
Core Technology	$12,727	$(12,033)	$694	$12,727	$(11,822)	$905
Customer Relations	3,511	(2,791)	720	3,511	(2,647)	864
Patents	4,697	(4,557)	140	4,697	(4,498)	199
	20,935	(19,381)	1,554	20,935	(18,967)	1,968
Photovoltaics:
Patents	1,972	(1,876)	96	1,972	(1,781)	191
Total	$22,907	$(21,257)	$1,650	$22,907	$(20,748)	$2,159

Amortization expense related to intangible assets is included in selling, general, and administrative expense on our statement of operations and comprehensive (loss) income. Based on the carrying amount of our intangible assets as of March 31, 2014, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense
(in thousands)
Six months ended September 30, 2014	$509
Fiscal year ended September 30, 2015	555
Fiscal year ended September 30, 2016	554
Fiscal year ended September 30, 2017	32
Fiscal year ended September 30, 2018 and thereafter	—
Total	$1,650

NOTE 8.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	March 31, 2014	September 30, 2013
Compensation	$3,833	$4,361
Warranty	4,833	4,030
Termination fee	2,775	2,775
Professional fees	748	676
Royalty	815	1,061
Customer deposits	1,254	730
Deferred revenue	831	2,565
Self insurance	1,360	1,352
Income and other taxes	1,385	1,345
Loss on sale contracts	428	415
Severance and restructuring accruals	585	601
Other	1,614	1,686
Accrued expenses and other current liabilities	$20,461	$21,597

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

Our severance and restructuring-related accrual specifically relates to the Separation Agreement and non-cancelable obligations associated with an abandoned leased facility. Expense related to severance and restructuring accruals is included in selling, general, and administrative expense on our statement of operations and comprehensive (loss) income. The following table summarizes the changes in the severance and restructuring-related accrual accounts:

(in thousands)	Severance-related accruals	Restructuring-related accruals	Total
Balance as of September 30, 2013	$523	$78	601
Expense - charged to accrual	812	—	812
Payments and accrual adjustments	(750)	(78)	(828)
Balance as of March 31, 2014	$585	$—	$585

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

The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the three months ended March 31,		For the Six Months Ended March 31,
(in thousands)	2014	2013	2014	2013
Balance at beginning of period	$4,415	$4,580	$4,561	$4,100
Provision for product warranty - expense	1,296	1,772	1,562	2,401
Adjustments and utilization of warranty accrual	(347)	(2)	(759)	(151)
Balance at end of period	$5,364	$6,350	$5,364	$6,350
Current portion	$4,833	$5,942	$4,833	$5,942
Non-current portion	531	408	531	408
Product warranty liability at end of period	$5,364	$6,350	$5,364	$6,350

The decrease in our provision for product warranty expense for the three and six months ended March 31, 2014 compared to the same period in 2013 was primarily due to specific customer warranty claims in 2013.

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

The credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, and limitations on liens and certain additional indebtedness and guarantees, in addition to minimum tangible net worth, fixed charge coverage, and EBITDA covenants. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of March 31, 2014, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $2.5 million minimum financial covenant requirement.

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

The borrowing availability provided by the credit facility includes approximately $3.9 million secured by machinery and equipment, which is reduced monthly by approximately $91,000. The borrowing base also includes amounts which are not yet earned by the final rendition of services by the Company including progress billings and that portion of those amounts earned but not yet invoiced. The borrowing base for these amounts will be the lesser of (1) 60% of these amounts, or (2) $5.0 million.

The credit facility established the Company's minimum cash balance and excess liquidity requirement at $2.5 million until June 30, 2014, when it will increase by $750,000 and thereafter on the first day of each quarter until it reaches a maximum of$5.0 million. If the minimum cash balance and excess liquidity requirement falls below the specified amounts, the other financial covenants noted above are triggered.

On August 26, 2013, we entered into a Fifth Amendment to the credit facility, pursuant to which Wells Fargo agrees, among other things, to provide up to $7.5 million in additional secured financing to the Company using certain real estate as collateral, subject to the terms and conditions of the Fifth Amendment and the credit facility. This change to the borrowing base calculation was not implemented as of March 31, 2014 as not all conditions required had been completed.

As of March 31, 2014, we had a $17.6 million LIBOR rate loan outstanding, with an interest rate of 3.3%, and approximately $1.5 million reserved for five outstanding stand-by letters of credit under the credit facility. We now expect at least 50% of the $35.0 million credit facility to be available for use during fiscal year 2014.

NOTE 11.	Income and other Taxes

During the three months ended March 31, 2014 and 2013, there were no material increases or decreases in unrecognized tax benefits and we do not anticipate any material increases or decreases in the amounts of unrecognized tax benefits for the remaining fiscal year 2014. As of March 31, 2014 and September 30, 2013, we had approximately $387,000 and $354,000, respectively, of interest and penalties accrued as tax liabilities on our balance sheet.

During the three months ended March 31, 2014 and 2013, we incurred no income tax expense. During the six months ended March 31, 2014 and 2013, we incurred $0 and $0.1 million, respectively, of income tax expense. The provision for 2013 is primarily due to federal alternative minimum tax and state income tax.

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

Included in our operating income for the six months ended March 31, 2014 were $0.6 million of New Mexico incentive tax credits received. The amount received was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. These credits will result in cash refunds and reduction of future payroll and compensation taxes. There were $1.4 million of incentive tax credits received during the three and six months ended March 31, 2013.

NOTE 12.	Commitments and Contingencies

Operating Lease Obligations: We lease certain land, facilities, and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.4 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively and approximately $0.8 million and $1.5 million for the six months ended March 31, 2014 and 2013, respectively.  There are no off-balance sheet arrangements other than our operating leases.

Asset Retirement Obligations: We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our asset retirement obligations include assumptions related to renewal option periods for those facilities where we expect to extend lease terms. In future periods, the asset retirement obligation is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment will be recorded to both the asset retirement obligation and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. The fair value of our asset retirement obligations were estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 5.78%. There were no asset retirement obligations settled during the three and six months ended March 31, 2014 and 2013. Accretion expense of $0.1 million and $0.1 million was recorded during the three and six months ended March 31, 2014, and 2013, respectively.

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations. On September 19, 2013, we received written notice from a customer of our broadband products requesting indemnification relating to a lawsuit brought against them alleging patent infringement of a system incorporating our product. As of March 31, 2014, there has been no resolution to this claim. In March 2012, we entered into a Master Purchase Agreement with SEI, pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we recorded this amount as a deferred gain on our balance sheet as of March 31, 2014 and September 30, 2013 as a result of these contingencies. In April and May 2013, we received letters from SEI asserting indemnification claims under the Master Purchase Agreement up to $1.5 million. As of March 31, 2014, there has been no resolution to these claims. See Note 1 - Description of Business in the notes to the condensed consolidated financial statements for additional disclosures related to this asset sale.

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

Stock Sales
During August 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $50 million of our common or preferred stock, warrants or debt securities. On August 23, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date as long as we continue to meet the eligibility requirements for the use of Form S-3. On October 3, 2012, we sold 1,832,410 shares of common stock for net proceeds of $9.5 million. In addition, on September 18, 2013, we sold 2,875,000 shares of common stock for net proceeds of $11.7 million.

Equity Plans
We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards.  We maintain three equity incentive compensation plans, collectively described below as our Equity Plans:

•	the 2000 Stock Option Plan (2000 Plan),

•	the 2010 Equity Incentive Plan (2010 Equity Plan),

•	the 2012 Equity Incentive Plan (2012 Equity Plan).

On March 5, 2014, our shareholders approved an amendment to the 2012 Equity Plan to increase the total number of shares of common stock available for grant under the 2012 Equity Plan by 1,000,000 shares, to a total authorized of 2,000,000 shares.

We issue new shares of common stock to satisfy awards issued under our Equity Plans.

Stock Options
Most of our stock options vest and become exercisable over a four to five year period and have a contractual life of 10 years. Certain stock options awarded are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes stock option activity under the Equity Plans for the six months ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2013	1,745,948	$17.78
Granted	24,575	$4.97
Exercised	(6,100)	$4.52		$4
Forfeited	(30,805)	$4.55
Expired	(59,230)	$20.81
Outstanding as of March 31, 2014	1,674,388	$17.77	3.74
Exercisable as of March 31, 2014	1,504,207	$19.23	3.24	$120
Vested and expected to vest as of March 31, 2014	1,647,359	$17.99	3.66	$209

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the six months ended March 31, 2013, the intrinsic value of options exercised was $92,000.

As of March 31, 2014, there was approximately $0.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 2.9 years.

Valuation Assumptions
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%	—%	—%
Expected stock price volatility rate	93.4%	96.5%	93.8%	96.9%
Risk-free interest rate	1.9%	1.1%	1.9%	1.0%
Expected term (in years)	6.0	6.0	6.0	6.0

Weighted average grant date fair value per share of stock options granted:	$3.76	$4.28	$3.79	$3.94

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

The following table summarizes the activity related to RSAs and RSUs for the six months ended March 31, 2014:

Restricted Stock Activity	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2013	99,561	$5.84	854,928	$4.51
Granted	—	—	656,750	$4.89
Vested	(92,932)	$5.68	(326,657)	$4.35
Forfeited	(2,463)	$5.68	(71,974)	$4.41
Non-vested as of March 31, 2014	4,166	$9.64	1,113,047	$4.79

Restricted stock awards: As of March 31, 2014, there was approximately $3,000 of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSAs, which will be expensed over a weighted average remaining service period of approximately 0.1 years.

Restricted stock units: As of March 31, 2014, there was approximately $3.9 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.2 years. The 1.1 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $5.6 million and a weighted average remaining contractual term of 1.4 years. Of the 1.1 million outstanding non-vested RSUs, approximately 1.0 million RSUs are expected to vest and have an aggregate intrinsic value of approximately $4.9 million and a weighted average remaining contractual term of 1.4 years.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands)	2014	2013	2014	2013
Employee stock options	$43	$123	$110	$381
Restricted stock awards and units	618	515	1,296	921
Employee stock purchase plan	108	125	228	256
401(k) match in common stock	250	257	410	513
Outside director fees in common stock	85	31	195	62
Total stock-based compensation expense	$1,104	$1,051	$2,239	$2,133

Stock-based Compensation Expense - by expense type	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands)	2014	2013	2014	2013
Cost of revenue	$214	$290	$431	$605
Selling, general, and administrative	579	459	1,220	841
Research and development	311	302	588	687
Total stock-based compensation expense	$1,104	$1,051	$2,239	$2,133

Income (Loss) Per Share.
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net (Loss) Income Per Share	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands, except per share)	2014	2013	2014	2013

Numerator - Net (loss) income	$(5,432)	$11,697	$(7,486)	$14,523
Less: Undistributed earnings allocated to participating securities	—	(94)	—	(118)
Undistributed earnings allocated to common shareholders for basic net (loss) income per share	$(5,432)	$11,603	$(7,486)	$14,405
Undistributed earnings allocated to common shareholders for diluted net (loss) income per share	$(5,432)	$11,603	$(7,486)	$14,405
Denominator:
Denominator for basic net (loss) income per share - weighted average shares outstanding	30,392	26,310	30,162	26,142
Dilutive options outstanding, unvested stock units and ESPP	—	332	—	290
Denominator for diluted net (loss) income per share - adjusted weighted average shares outstanding	30,392	26,642	30,162	26,432
Basic net (loss) income per share	$(0.18)	$0.44	$(0.25)	$0.55
Diluted net (loss) income per share	$(0.18)	$0.44	$(0.25)	$0.54
Weighted average antidilutive options, unvested restricted stock units and awards, warrants and ESPP shares excluded from the computation	3,028	1,869	2,653	2,265
Average market price of common stock	$4.96	$5.66	$5.00	$5.16

The antidilutive stock options and unvested stock were excluded from the computation of diluted net income (loss) per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.
Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan (ESPP) that provides employees an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning on February 25 and August 26 of each year. The purchase price is set at 85% of the average high and low market price of our common stock on either the first or last day of the participation period, whichever is lower, and contributions are limited to the lower of 10% of an employee's compensation or $25,000. On March 5, 2014, our shareholders approved an amendment to the ESPP that increased the total number of shares of common stock on which options may be granted under the ESPP to 3,250,000 shares.

Future Issuances

As of March 31, 2014, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	1,674,388
Unvested restricted stock units	1,113,047
Purchases under the employee stock purchase plan	1,245,506
Issuance of stock-based awards under the Equity Plans	1,037,540
Exercise of outstanding warrants	400,001
Purchases under the officer and director share purchase plan	88,741
Total reserved	5,559,223

NOTE 14.	Segment Data and Related Information

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

Segment Revenue	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2014	2013	2014	2013
Fiber Optics revenue	$23,620	$23,130	$46,912	$52,808
Photovoltaics revenue	18,627	19,147	39,546	38,775
Total revenue	$42,247	$42,277	$86,458	$91,583

Revenue by Geographic Region	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2014	2013	2014	2013
United States	$27,016	$28,324	$55,113	$62,991
Asia	11,093	8,825	21,380	17,725
Europe	3,986	4,892	9,420	10,105
Other	152	236	545	762
Total revenue	$42,247	$42,277	$86,458	$91,583

Revenue by geographic location is determined based on the location of our customer.

Significant Customers: Revenue from one of our customers of the Photovoltaics segment represented 12% and 11% of our consolidated revenue for the three and six months ended March 31, 2014. No single customer from the Photovoltaics segment represented greater than 10% of our consolidated revenue for the three and six months ended March 31, 2013. No single customer from the Fiber segment represented greater than 10% of our consolidated revenue for the three and six months ended March 31, 2014 and 2013.

Operating (Loss) Income: The following table sets forth operating (loss) income attributable to each of our reporting segments.

Operating (Loss) Income	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2014	2013	2014	2013
Fiber Optics operating (loss) income	$(7,320)	$7,892	$(13,891)	$7,497
Photovoltaics operating income	2,071	4,279	6,402	7,520
Total operating (loss) income	$(5,249)	$12,171	$(7,489)	$15,017

Non-Cash Expenses: The following tables set forth our significant non-cash expenses attributable to each of our reporting segments.

Depreciation, Amortization, and Accretion Expense	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2014	2013	2014	2013
Fiber Optics segment	$1,456	$1,384	$2,940	$2,666
Photovoltaics segment	639	660	1,223	1,396
Total depreciation, amortization, and accretion expense	$2,095	$2,044	$4,163	$4,062

Stock-based Compensation Expense	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2014	2013	2014	2013
Fiber Optics segment	$674	$702	$1,429	$1,428
Photovoltaics segment	430	349	810	705
Total stock-based compensation expense	$1,104	$1,051	$2,239	$2,133

Long-lived Assets: Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of our reporting segments and our unallocated Corporate division.

Long-lived Assets	As of	As of
(in thousands)	March 31, 2014	September 30, 2013
Fiber Optics segment	$21,490	$23,804
Photovoltaics segment	39,408	40,048
Unallocated Corporate division	8,349	8,435
Long-lived assets	$69,247	$72,287

As of March 31, 2014 and September 30, 2013, approximately 81% and 80%, respectively, of our long-lived assets were located in the United States. The remaining assets are primarily located in China and Thailand.

NOTE 15.	Suncore Joint Venture

On July 30, 2010, we entered into a joint venture agreement with San'an Optoelectronics Co., Ltd. (San'an), for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from us. The joint venture, Suncore Photovoltaic Technology Co., Ltd. (Suncore), is a limited liability company under the laws of the People's Republic of China. In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'an Optoelectronics Co., Ltd. ("San'an") for a purchase price of $4.8 million. Under the terms of the Transfer Agreement, each of the parties agreed to indemnify the other for any losses incurred as a result of either party's breach of its obligations under the Transfer Agreement. Closing was subject to customary conditions, including Chinese regulatory approvals. The payment for the purchase price was made upon the completion of the share transfer, which occurred in September 2013. Upon completion of the share transfer in September 2013, the Company recognized $3.3 million of deferred revenue from Suncore included in the financial statements as of June 30, 2013, as well as the resulting gain of $4.8 million on our registered ownership interest.

In November 2011, we agreed to grant Suncore an exclusive license to use certain intellectual property and know-how, both existing and to-be-developed, related to the fabrication process and testing of terrestrial CPV solar cells on terrestrial CPV solar systems solely within the PRC, Hong Kong, Macau, and Taiwan (the licensed territory) and be able to use, market, and sell the terrestrial CPV solar cells worldwide, excluding only the United States. This licensing agreement was initially for $2.5 million and does not include intellectual property associated with the development of space qualified or radiation hardened solar cells. Suncore had not fulfilled all the requirements necessary to initiate payment for this license; as a result, we did not record any receivables from Suncore associated with this license agreement as of September 30, 2013. In October 2013, we amended the license agreement with Suncore that provides for the license agreement to be amended from $2.5 million to $0.8 million. In addition, we were only required to provide ongoing support through December 31, 2013 to Suncore. During the three months ended December 31, 2013, we received full payment from Suncore and recognized license revenue of $0.8 million related to the amendment.

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

During the three months ended March 31, 2014 and 2013, we recorded revenue from Suncore of $0.1 million and $2.9 million, respectively. During the six months ended March 31, 2014 and 2013, we recorded revenue from Suncore of $0.9 million and$5.5 million, respectively.

Included in prepaid expenses and other current assets as of March 31, 2014 and September 30, 2013, is $0.4 million and $0.3 million, respectively, for amounts due from Suncore related to transaction services provided in accordance with the August 2012 definitive agreement and other smaller amounts.

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

Suncore Joint Venture

In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'an for a purchase price of $4.8 million. The carrying value of our registered ownership interest in Suncore was $0 as of March 31, 2014. Upon completion of the share transfer in September 2013, the Company recognized $3.3 million of deferred revenue from Suncore included in the financial statements as of June 30, 2013, as well as the resulting gain of $4.8 million on our registered ownership interest. See Note 15 - Suncore Joint Venture in the notes to the condensed consolidated financial statements for more information regarding Suncore.

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

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue.

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	83.7	81.5	80.3	79.5
Gross profit	16.3	18.5	19.7	20.5
Operating expense (income):
Selling, general, and administrative	16.4	16.0	17.2	14.9
Research and development	12.3	9.7	11.2	10.4
Flood-related insurance proceeds	—	(35.0)	—	(20.7)
Gain on sale of assets	—	(1.0)	—	(0.5)
Total operating expense	28.7	(10.3)	28.4	4.1
Operating (loss) income	(12.4)	28.8	(8.7)	16.4
Other income (expense):
Interest expense, net	(0.3)	(0.4)	(0.3)	(0.5)
Foreign exchange gain	(0.2)	—	—	0.1
Gain on sale of investment	—	—	0.4	—
Change in fair value of financial instruments	—	(0.6)	(0.1)	—
Total other expense	(0.5)	(1.0)	—	(0.4)
(Loss) income before income tax expense	(12.9)	27.8	(8.7)	16.0
Income tax expense	—	—	—	(0.1)
Net (loss) income	(12.9)%	27.8%	(8.7)%	15.9%

Comparison of financial results:

Revenue:

(in thousands, except percentages)	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
Fiber Optics revenue	$23,620	$23,130	$490	2.1%
Photovoltaics revenue	18,627	19,147	(520)	(2.7)%
Total revenue	$42,247	$42,277	$(30)	(0.1)%

(in thousands, except percentages)	For the Six Months Ended March 31,
	2014	2013	$ Change	% Change
Fiber Optics revenue	$46,912	$52,808	$(5,896)	(11.2)%
Photovoltaics revenue	39,546	38,775	771	2.0%
Total revenue	$86,458	$91,583	$(5,125)	(5.6)%

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

For the three months ended March 31, 2014, revenue from broadband products decreased 6% compared to the same period during the prior year. This decrease was primarily driven by lower sales of our CATV products due to lower customer demand. Sales of our CATV products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represent the second largest percentage of our total fiber optics-related revenue.

For the six months ended March 31, 2014, revenue from broadband products decreased 20% compared to the same period during the prior year. This decrease was primarily driven by lower sales of our CATV products due to lower customer demand. Sales of our CATV products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represent the second largest percentage of our total fiber optics-related revenue.

For the three months ended March 31, 2014, revenue from digital products increased 15% compared to the same period during the prior year. This increase was primarily driven by higher sales of our integrated tunable laser assemblies (ITLAs) due to increased customer demand. Our telecom optical-related product line, which includes tunable XFP, and ITLAs, represent the largest percentage of our total fiber optics-related revenue.

For the six months ended March 31, 2014, revenue from digital products increased 6% compared to the same period during the prior year. This increase was primarily driven by higher sales of our integrated tunable laser assemblies ITLAs due to increased customer demand. Our telecom optical-related product line, which includes tunable XFP, and integrated tunable laser assemblies (ITLAs), represent the largest percentage of our total fiber optics-related revenue.

Our Fiber Optics segment accounted for 56% and 55% of our consolidated revenue for the three months ended March 31, 2014 and 2013, respectively. Our Fiber Optics segment accounted for 54% and 58% of our consolidated revenue for the six months ended March 31, 2014 and 2013, respectively.

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

For the three months ended March 31, 2014, revenue from photovoltaics decreased approximately 3% compared to the same period during the prior year primarily due to lower revenues from our CPV power systems. Sales of our satellite solar cells, CICs and panel products represent the largest percentage of our total photovoltaics-related revenue. Historically, our Photovoltaics revenue has fluctuated significantly due to the timing of program completions and product shipments of major orders.

For the six months ended March 31, 2014, revenue from photovoltaics increased approximately 2% compared to the same period during the prior year primarily due to higher revenues from our space cell products as a result of new international customer agreements. Sales of our satellite solar cells, CICs and panel products represent the largest percentage of our total photovoltaics-related revenue. Historically, our Photovoltaics revenue has fluctuated significantly due to the timing of program completions and product shipments of major orders.

Our Photovoltaics segment accounted for 44% and 45% of our consolidated revenue for the three months ended March 31, 2014 and 2013, respectively. Our Photovoltaics segment accounted for 46% and 42% of our consolidated revenue for the six months ended March 31, 2014 and 2013, respectively.

Gross Profit:

(in thousands, except percentages)	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
Fiber Optics gross profit	$1,933	$1,619	$314	19.4%
Photovoltaics gross profit	4,933	6,214	(1,281)	(20.6)%
Total gross profit	$6,866	$7,833	$(967)	(12.3)%

(in thousands, except percentages)	For the Six Months Ended March 31,
	2014	2013	$ Change	% Change
Fiber Optics gross profit	$4,330	$6,584	$(2,254)	(34.2)%
Photovoltaics gross profit	12,671	12,197	474	3.9%
Total gross profit	$17,001	$18,781	$(1,780)	(9.5)%

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

Consolidated gross margins were 16.3% and 18.5% for the three months ended March 31, 2014 and 2013, respectively, and 19.7% and 20.5% for the six months ended March 31, 2014 and 2013, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.2 million and $0.3 million during the three months ended March 31, 2014 and 2013, respectively, and approximately $0.4 million and $0.6 million during the six months ended March 31, 2014 and 2013, respectively.

Fiber Optics Gross Profit:

Fiber Optics gross margin was 8.2% and 7.0% for the three months ended March 31, 2014 and 2013, respectively, and 9% and 12% for the six months ended March 31, 2014 and 2013, respectively.

For the three months ended March 31, 2014, gross margins increased from our broadband and digital product lines when compared to the same period during the prior year. The increase in gross margins for the three months ended March 31, 2014 compared to the same period in 2013 is primarily due to higher sales volume. The decrease in gross margins for the six months ended March 31, 2014 compared to the same period in 2013 is due to lower sales volume and pricing.

Photovoltaics Gross Profit:

Photovoltaics gross margin was 26.5% and 32.5% for the three months ended March 31, 2014 and 2013, respectively, and 32.0% and 31.5% for the six months ended March 31, 2014 and 2013, respectively. The decrease in gross margin for the three months ended March 31, 2014 compared to the same period during the prior year is primarily due to lower revenues and tax credits received in 2013. The slight increase in gross margin for the six months ended March 31, 2014 compared to the same period during the prior year is primarily due to higher revenues, a decrease in the cost of raw materials used in our products, and an increase in sales of our higher margin products. Additionally, included in gross margin for the six months ended March 31, 2014 is $0.8 million of license technology revenue received from Suncore. See Note 15 - Suncore Joint Venture for additional disclosures related to the Suncore revenues.

Selling, General and Administrative (SG&A):

(in thousands, except percentages)	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
SG&A expense	$6,911	$6,771	$140	2.1%

(in thousands, except percentages)	For the Six Months Ended March 31,
	2014	2013	$ Change	% Change
SG&A expense	$14,883	$13,675	$1,208	8.8%

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.6 million and $0.5 million during the three months ended March 31, 2014 and 2013, respectively, and approximately $1.2 million and $0.8 million during the six months ended March 31, 2014 and 2013, respectively.

SG&A expense for the three months ended March 31, 2014 is consistent with the amount reported in the same period during the prior year. The increase in SG&A expense for the six months ended March 31, 2014 when compared to the same period during the prior year was due to higher severance related costs primarily associated with Mr. Larocca's resignation, additional costs associated with a shareholder group regarding matters addressed in their recent Schedule 13D filing with the SEC, and higher legal costs.

As a percentage of revenue, SG&A expenses were 16.4% and 16.0% for the three months ended March 31, 2014 and 2013, respectively, and 17.2% and 14.9% for the six months ended March 31, 2014 and 2013, respectively.

Research and Development (R&D):

(in thousands, except percentages)	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
R&D expense	$5,204	$4,112	$1,092	26.6%

(in thousands, except percentages)	For the Six Months Ended March 31,
	2014	2013	$ Change	% Change
R&D expense	$9,607	$9,502	$105	1.1%

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

Stock-based compensation expense within R&D totaled $0.3 million and $0.3 million during the three months ended March 31, 2014 and 2013, respectively, and $0.6 million and $0.7 million during the six months ended March 31, 2014 and 2013, respectively.

The increase in R&D expense for the three months ended March 31, 2014 when compared to the same period during the prior year was due to increased investment in R&D for both the Fiber Optic and Photovoltaics segments.

R&D expense for the six months ended March 31, 2014 is consistent with the amount reported in the same period during the prior year.

As a percentage of revenue, R&D expenses were 12.3% and 9.7% for the three months ended March 31, 2014 and 2013, respectively, and 11.2% and 10.4% for the six months ended March 31, 2014 and 2013, respectively.

Other Operating Income:

(in thousands, except percentages)	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
Flood-related insurance proceeds	$—	$(14,808)	$(14,808)	(100.0)%

(in thousands, except percentages)	For the Six Months Ended March 31,
	2014	2013	$ Change	% Change
Flood-related insurance proceeds	$—	$(19,000)	$(19,000)	(100.0)%

Flood-related Insurance Proceeds:
During the three and six months ended March 31, 2013, we received flood-related insurance proceeds of $14.8 million and $19.0 million, respectively, from our contract manufacturer. Flood-related insurance proceeds related to inventory and equipment destroyed by the Thailand flood were recognized when they became realized. See Note 9 - Impact from Thailand Flood in the notes to the condensed consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Operating (Loss) Income:

(in thousands, except percentages)	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
Fiber Optics operating (loss) income	$(7,320)	$7,892	$(15,212)	(192.8)%
Photovoltaics operating income	2,071	4,279	(2,208)	(51.6)%
Total operating (loss) income	$(5,249)	$12,171	$(17,420)	(143.1)%

(in thousands, except percentages)	For the Six Months Ended March 31,
	2014	2013	$ Change	% Change
Fiber Optics operating (loss) income	$(13,891)	$7,497	$(21,388)	(285.3)%
Photovoltaics operating income	6,402	7,520	(1,118)	(14.9)%
Total operating (loss) income	$(7,489)	$15,017	$(22,506)	(149.9)%

Operating (loss) income represents revenue less the cost of revenue and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared service departments and gains on sale of unconsolidated affiliates. Operating (loss) income is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating (loss) income was (12.4)%, and 28.8% for the three months ended March 31, 2014 and 2013, respectively, and (8.7)% and 16.4% for the six months ended March 31, 2014 and 2013, respectively.

Included in our operating income for the six months ended March 31, 2014 are $0.6 million of tax credits received. The amount was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. Included in our operating income for the three and six months ended March 31, 2013 are $1.4 million of tax credits received.

Other Income (Expense):

(in thousands, except percentages)	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
Interest expense, net	$(117)	$(186)	$69	37.1%
Foreign exchange loss	(90)	(21)	(69)	(328.6)%
Gain on sale of investment	17	—	17	N/A
Change in fair value of financial instruments	7	(267)	274	102.6%
Total other expense	$(183)	$(474)	$291	61.4%

(in thousands, except percentages)	For the Six Months Ended March 31,
	2014	2013	$ Change	% Change
Interest expense, net	$(243)	$(424)	$181	42.7%
Foreign exchange gain	10	80	(70)	(87.5)%
Gain on sale of investment	307	—	307	N/A
Change in fair value of financial instruments	(71)	(30)	(41)	(136.7)%
Total other income (expense)	$3	$(374)	$377	100.8%

Foreign Exchange
We recognize gains and losses due to the effect of exchange rate changes on foreign currency primarily due to our operations in Spain, the Netherlands, and in China. The assets and liabilities of our foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet dates, and the revenue and expense amounts are translated at the average rate during the applicable periods reflected on the consolidated statements of operations and comprehensive (loss) income. Foreign currency translation adjustments are recorded as accumulated other comprehensive income. Gains and losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive loss. A majority of the gain or losses recorded relates to the change in value of the euro and yuan renminbi relative to the U.S. dollar.

Change in Fair Value of Financial Instruments
As of March 31, 2014 and September 30, 2013, warrants representing the right to purchase 400,001 shares of our common stock were outstanding.

All of our warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive (loss) income when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to affect a mandatory exercise of each warrant. The valuation model requires the input of subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of our warrants has been primarily due to the change in the closing price of our common stock. See Note 3 - Fair Value Accounting in the notes to the condensed consolidated financial statements for additional information related to our valuation of our outstanding warrants.

Gain on Sale of Investment
During the six months ended March 31, 2014, we sold our investment in a company that had a net book value of $0 at September 30, 2013, for $0.3 million.

Income Tax Expense
During the six months ended March 31, 2013, we recorded income tax expense of $0.1 million primarily due to federal alternative minimum income tax and state income taxes.

Net (Loss) Income:

(in thousands, except percentages)	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
Net (loss) income	$(5,432)	$11,697	$(17,129)	(146.4)%

(in thousands, except percentages)	For the Six Months Ended March 31,
	2014	2013	$ Change	% Change
Net (loss) income	$(7,486)	$14,523	$(22,009)	(151.5)%

Net (loss) income per basic and diluted share was $(0.18) and $0.44 for the three months ended March 31, 2014 and 2013, respectively. Net (loss) per basic and diluted share was $(0.25) for the six months ended March 31, 2014. Net income per basic and diluted share was $0.55 and $0.54 for the six months ended March 31, 2013, respectively.

Order Backlog:

As of March 31, 2014, order backlog for our Photovoltaics segment totaled $51.4 million, a decrease of 7% from $55.3 million reported as of December 31, 2013. Order backlog is defined as purchase orders or supply agreements accepted by us and deferred revenue with expected product delivery and/or services to be performed within the next twelve months. From time to time, our customers may request that we delay shipment of certain orders and our order backlog could also be adversely affected if our customers unexpectedly cancel purchase orders that we have previously accepted.

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

Cash Flow:

Net Cash Provided By (Used In) Operating Activities

Operating Activities (in thousands, except percentages)	For the Six Months Ended March 31,
	2014	2013	$ Change	% Change
Net cash provided by (used in) operating activities	$7,300	$(10,198)	$17,498	171.6%

Fiscal 2014:
For the six months ended March 31, 2014, our operating activities provided cash of $7.3 million for the six months ended March 31, 2014 primarily due to the changes in our current assets and liabilities (or working capital components) of $6.7 million, depreciation, amortization and accretion expense of $4.2 million, stock-based compensation expense of $2.2 million, warranty provision of $1.6 million and allowance for doubtful accounts of $0.4 million partially offset by our net loss of $7.5 million and the gain on sale of investment of $0.3 million. The change in our current assets and liabilities was primarily the result of a decrease in accounts receivable of $4.0 million, other assets of $2.5 million and inventory of $3.5 million, partially offset by a decrease in accrued expenses and other liabilities of $2.7 million and accounts payable of $0.6 million. The decrease in accounts payable is primarily a result of paying down balances that had increased in prior periods with the proceeds received in the current period from the collection of accounts receivable.

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

Net Cash Used In Investing Activities

Investing Activities (in thousands, except percentages)	For the Six Months Ended March 31,
	2014	2013	$ Change	% Change
Net cash used in investing activities	$(1,910)	$(4,816)	$2,906	60.3%

Fiscal 2014:
For the six months ended March 31, 2014, our investing activities consumed $1.9 million of cash primarily from an increase in restricted cash of $1.2 million and capital related expenditures of $1.0 million, partially offset by cash proceeds of $0.3 million from the sale of an investment.

Fiscal 2013:
For the six months ended March 31, 2013, our investing activities consumed $4.8 million of cash primarily due to capital related expenditures of $5.0 million, and the funding of restricted cash of $0.2 million, partially offset cash proceeds of $0.4 million related to the disposal of equipment.

Net Cash (Used In) Provided By Financing Activities

Financing Activities (in thousands, except percentages)	For the Six Months Ended March 31,
	2014	2013	$ Change	% Change
Net cash (used in) provided by financing activities	$(3,447)	$11,944	$(15,391)	(128.9)%

Fiscal 2014:
For the six months ended March 31, 2014, our financing activities consumed cash of $3.4 million primarily due to the net payment of $4.1 million on our bank credit facility partially offset by $0.7 million in proceeds from stock plan transactions. See Note 1 - Description of Business in the notes to the condensed consolidated financial statements for information related to borrowings from our bank credit facility.

Fiscal 2013:
For the six months ended March 31, 2013 our financing activities provided $11.9 million of net cash primarily from proceeds of $9.5 million from the sale of common stock, $1.5 million of proceeds related to borrowings from our bank credit facility, and $1.0 million in proceeds from stock plan transactions.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2014 and over the next five fiscal years are summarized in the table below:

(in thousands)
	Total	2014	2015 to 2016	2017 to 2018	2019 and later
Purchase obligations	$24,239	23,228	$769	$242	$—
Credit facility	17,600	17,600	—	—	—
Asset retirement obligations	7,665	—	436	4,754	2,475
Operating lease obligations	4,216	348	1,278	152	2,438
Total contractual obligations and commitments	$53,720	$41,176	$2,483	$5,148	$4,913

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

Credit Facility
As of March 31, 2014, we had a $17.6 million LIBOR rate loan outstanding, with an interest rate of 3.3%, and approximately $1.5 million reserved under five outstanding standby letters of credit under the credit facility. The credit facility, as it has been amended through its five amendments, currently provides us with a revolving credit of up to $35 million through November 2015 that can be used for working capital requirements, letters of credit, and other general corporate purposes.

The credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, and limitations on liens and certain additional indebtedness and guarantees, in addition to minimum tangible net worth, fixed charge coverage, and EBITDA covenants. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of March 31, 2014, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $2.5 million minimum financial covenant requirement.

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

The borrowing availability provided by the credit facility includes approximately $3.9 million secured by machinery and equipment, which is reduced monthly by approximately $91,000. The borrowing base also includes amounts which are not yet earned by the final rendition of services by the Company including progress billings and that portion of those amounts earned but not yet invoiced. The borrowing base for these amounts will be the lesser of (1) 60% of these amounts, or (2) $5.0 million.

The credit facility established the Company's minimum cash balance and excess liquidity requirement at $2.5 million until June 30, 2014, when it will increase by $750,000 and thereafter on the first day of each quarter until it reaches a maximum of $5.0 million. If the minimum cash balance and excess liquidity requirement falls below the specified amounts, the other financial covenants noted above are triggered.

On August 26, 2013, we entered into a Fifth Amendment to the credit facility, pursuant to which Wells Fargo agrees, among other things, to provide up to $7.5 million in additional secured financing to the Company using certain real estate as collateral, subject to the terms and conditions of the Fifth Amendment and the credit facility. This change to the borrowing base calculation was not implemented as of March 31, 2014 as not all conditions required had been completed.

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

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, our Chief Financial Officer and our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of March 31, 2014. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and our principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.     Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

EMCORE CORPORATION

Date:	May 7, 2014	By:	/s/ Hong Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2014	By:	/s/ Mark Weinswig
Mark Weinswig
Chief Financial Officer (Principal Financial and Accounting Officer)