Form 10-Q
period 2014-06-30
EMCORE CORP
filed 2014-08-07
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of August 1, 2014, the number of shares outstanding of our no par value common stock totaled 30,709,794.

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
For The Quarterly Period Ended June 30, 2014

PART I.	Financial Information

ITEM 1.	Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the Three and Nine Months Ended June 30, 2014 and 2013
(in thousands, except net (loss) income per share)
(unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Revenue	$44,582	$33,473	$131,040	$125,056
Cost of revenue	35,189	29,429	104,646	102,231
Gross profit	9,393	4,044	26,394	22,825
Operating expense (income):
Selling, general, and administrative	7,843	7,039	22,726	20,714
Research and development	4,681	4,674	14,288	14,176
Flood-related insurance proceeds	—	—	—	(19,000)
Gain on sale of assets	—	—	—	(413)
Total operating expense	12,524	11,713	37,014	15,477
Operating (loss) income	(3,131)	(7,669)	(10,620)	7,348
Other income (expense):
Interest expense, net	(134)	(185)	(377)	(609)
Foreign exchange gain	5	181	15	261
Gain on sale of investment	—	—	307	—
Change in fair value of financial instruments	110	373	39	343
Other expense	—	17	—	17
Total other (expense) income	(19)	386	(16)	12
(Loss) income before income tax expense	(3,150)	(7,283)	(10,636)	7,360
Income tax expense	—	—	—	(120)
Net (loss) income	$(3,150)	$(7,283)	$(10,636)	$7,240
Foreign exchange translation adjustment	—	137	2	130
Comprehensive (loss) income	$(3,150)	$(7,146)	$(10,634)	$7,370
Per share data:
Net (loss) income per basic share	$(0.10)	$(0.27)	$(0.35)	$0.27
Net (loss) income per diluted share	$(0.10)	$(0.27)	$(0.35)	$0.27
Weighted-average number of basic shares outstanding	30,656	26,609	30,327	26,320
Weighted-average number of diluted shares outstanding	30,656	26,609	30,327	26,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of June 30, 2014 and September 30, 2013
(in thousands, except per share data)
(unaudited)

	As of	As of
	June 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,165	$16,104
Restricted cash	806	815
Accounts receivable, net of allowance of $96 and $3,363, respectively	43,196	41,826
Inventory	27,549	32,115
Prepaid expenses and other current assets	7,633	9,437
Total current assets	97,349	100,297
Property, plant, and equipment, net	46,048	49,744
Goodwill	20,384	20,384
Other intangible assets, net	1,396	2,159
Other non-current assets, net of allowance of $3,561 and $3,533, respectively	835	1,130
Total assets	$166,012	$173,714
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$20,937	$21,706
Accounts payable	21,185	19,643
Deferred gain associated with sale of assets	3,400	—
Warrant liability	116	155
Accrued expenses and other current liabilities	19,846	21,597
Total current liabilities	65,484	63,101
Asset retirement obligations	5,209	5,053
Deferred gain associated with sale of assets	—	3,400
Other long-term liabilities	806	981
Total liabilities	71,499	72,535
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 30,749 shares issued and 30,709 shares outstanding as of June 30, 2014; 30,022 shares issued and 29,982 shares outstanding as of September 30, 2013	753,236	749,266
Treasury stock, at cost; 40 shares	(2,071)	(2,071)
Accumulated other comprehensive income	1,623	1,623
Accumulated deficit	(658,275)	(647,639)
Total shareholders’ equity	94,513	101,179
Total liabilities and shareholders’ equity	$166,012	$173,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2014 and 2013
(in thousands)

	For the nine months ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(10,636)	$7,240
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, amortization, and accretion expense	6,336	6,161
Stock-based compensation expense	3,419	3,285
Gain on sale of an investment	(307)	—
Provision adjustments related to doubtful accounts	232	(65)
Provision adjustments related to product warranty	1,851	2,615
Change in fair value of financial instruments	(39)	(343)
Non-cash insurance proceeds	—	(16,134)
Total non-cash adjustments	11,492	(4,481)
Changes in operating assets and liabilities:
Accounts receivable	(1,602)	(2,256)
Inventory	4,016	(1,369)
Other assets	2,119	4,403
Accounts payable	1,539	(11,202)
Accrued expenses and other current liabilities	(3,328)	(5,058)
Total change in operating assets and liabilities	2,744	(15,482)
Net cash provided by (used in) operating activities	3,600	(12,723)
Cash flows from investing activities:
Cash proceeds from sale of investment	307
Purchase of equipment	(1,739)	(6,753)
Deposits on equipment orders	—	(3)
Flood-related insurance proceeds from equipment	—	5,373
Decrease (increase) in restricted cash	9	(619)
Proceeds from disposal of property, plant and equipment	—	397
Net cash used in investing activities	(1,423)	(1,605)
Cash flows from financing activities:
Net (payments) proceeds from borrowings from credit facilities	(769)	745
Proceeds from sale of common stock	—	9,475
Proceeds from stock plans	664	1,018
Net cash (used in) provided by financing activities	(105)	11,238
Effect of exchange rate changes on foreign currency	(11)	(43)
Net increase (decrease) in cash and cash equivalents	2,061	(3,133)
Cash and cash equivalents at beginning of period	16,104	9,047
Cash and cash equivalents at end of period	$18,165	$5,914
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$336	$536
Cash paid during the period for income taxes	$—	$15
NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of capital lease and accounts payable	$—	$10,761
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2014
(unaudited)

NOTE 1.	Description of Business

Business Overview

EMCORE Corporation and its subsidiaries (the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the fiber optics and solar power markets. We were established in 1984 as a New Jersey corporation and we have two reporting segments: Fiber Optics and Photovoltaics. Our Fiber Optics business segment provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV), Wireless and Fiber-To-The-Premises (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications. EMCORE's Photovoltaics business segment provides products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells (CICs) and complete satellite solar panels, and terrestrial applications, including high-efficiency GaAs solar cells for concentration photovoltaic (CPV) power systems.

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

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of June 30, 2014 and September 30, 2013 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Settlement of escrow amounts occurs over a two-year period and is subject to claim adjustments. During the fiscal year ended September 30, 2013, we resolved the purchase price contingencies resulting in the reduction of the purchase price by $1.1 million. The reduced purchase price is recorded as an offset to the escrow receivable of $2.6 million while an additional $0.4 million of gain on sale of assets was recognized during the fiscal year ended September 30, 2013. There remains a deferred gain of $3.4 million related to our indemnification obligation to SEI as of June 30, 2014 as claims have been made under the Master Purchase Agreement against these balances prior to the end of the indemnification period in May 2014. We are not able to determine at this time the outcome of any potential settlements associated with the remaining claims and as a result have not recorded any related adjustments to the deferred gain amount.

In May 2012, we also entered into a separate facility lease and transition services agreement (TSA) with SEI related to financial services, supply chain, facility, and information infrastructure support functions to be provided by us. We believe the values assigned to the facility lease and TSA approximate fair value. During the three months ended June 30, 2014 and 2013, we recognized $0.7 million and $0.8 million, respectively, related to TSA fees and facility rental income which was recorded as a benefit against operating expenses incurred for such services. During the nine months ended June 30, 2014 and 2013, we recognized $2.5 million and $2.1 million, respectively, related to TSA fees and facility rental income which was recorded as a benefit against operating expenses incurred for such services.

Liquidity and Capital Resources

Historically, we have consumed cash from operations and incurred significant net losses. We have managed our liquidity position through a series of cost reduction initiatives, borrowings from our credit facility, capital markets transactions, and the sale of assets.

As of June 30, 2014, cash and cash equivalents totaled $18.2 million and net working capital totaled approximately $31.9 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the nine months ended June 30, 2014, we incurred a net loss of $10.6 million. Net cash provided from operating activities for the nine months ended June 30, 2014 totaled $3.6 million.

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

Our credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, and limitations on liens and certain additional indebtedness and guarantees, in addition to minimum tangible net worth, fixed charge coverage, and EBITDA covenants. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of June 30, 2014, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $3.25 million minimum financial covenant requirement.

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

The borrowing availability provided by the credit facility includes approximately $3.6 million secured by machinery and equipment, which is reduced monthly by approximately $91,000. The borrowing base also includes amounts which are not yet earned by the final rendition of services by the Company including progress billings and that portion of those amounts earned but not yet invoiced. The borrowing base for these amounts will be the lesser of (1) 60% of these amounts, or (2) $5.0 million.

The credit facility established the Company's minimum cash balance and excess liquidity requirement at $2.5 million until June 30, 2014, when it was increased by $750,000 and thereafter on the last day of each quarter until it reaches a maximum of $5.0 million. The Company's minimum cash balance and excess liquidity requirement was $3.25 million as of June 30, 2014. If the minimum cash balance and excess liquidity requirement falls below the specified amounts, the other financial covenants noted above are triggered.

On August 26, 2013, we entered into a Fifth Amendment to the credit facility, pursuant to which Wells Fargo agrees, among other things, to provide up to $7.5 million in additional secured financing to the Company using certain real estate as collateral, subject to the terms and conditions of the Fifth Amendment and the credit facility. This change to the borrowing base calculation was not implemented as of June 30, 2014 as not all conditions required had been completed.

As of June 30, 2014, we had a $20.9 million LIBOR rate loan outstanding under our credit facility, with an interest rate of 3.3%. As of August 1, 2014, the outstanding balance under this credit facility totaled approximately $4.2 million. As of June 30, 2014, the credit facility also had $1.7 million reserved for six outstanding stand-by letters of credit, leaving a remaining $1.3 million borrowing availability balance under this credit facility. We now expect at least 50% of the $35.0 million credit facility to be available for use during the remainder of fiscal year 2014.

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

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or of potential significance, to us other than those discussed below:

•
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This accounting standard update requires an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This accounting standard update will be effective for our fiscal year beginning on October 1, 2014. We are currently evaluating the impact of this accounting standard update on our Condensed Consolidated Financial Statements.

•
In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if certain criteria are met. The guidance is effective for interim and annual periods beginning after December 15, 2013 and should be applied prospectively to unrecognized tax benefits that exist at the effective date. Early adoption and retrospective application of the new guidance is permitted. We implemented this accounting standard update during the fiscal quarter ended March 31, 2014 and it had no significant impact on our Condensed Consolidated Financial Statements.

•
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard changes the criteria for reporting discontinued operations. Under the accounting standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when either it qualifies as held for sale, disposed of by sale, or disposed of other than by sale. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This accounting standard update will be effective for our fiscal year beginning on October 1, 2015. We are currently evaluating the impact of this accounting standard update on our Condensed Consolidated Financial Statements.

•
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning October 1, 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We anticipate this standard will have a material impact, and we are currently evaluating the impact this standard will have on our Condensed Consolidated Financial Statements.

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

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table lists our financial assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurement
(in thousands)	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
As of June 30, 2014
Assets:
Cash and cash equivalents	$18,165	—	—	$18,165
Restricted cash	806	—	—	806
Liabilities:
Warrant liability	—	116	—	116
As of September 30, 2013
Assets:
Cash and cash equivalents	$16,104	—	—	$16,104
Restricted cash	815	—	—	815
Liabilities:
Warrant liability	—	155	—	155

Cash consists primarily of bank deposits or, occasionally, highly liquid short-term investments with a maturity of three months or less at the time of purchase.

Restricted cash represents temporarily restricted deposits held as compensating balances against short-term borrowing arrangements.

As of June 30, 2014 and September 30, 2013, warrants representing the right to purchase 400,001 shares of our common stock were outstanding. All of our warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive (loss) income when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to effect a mandatory exercise of each warrant. The valuation model requires the input of subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of our warrants has been primarily due to the change in the closing price of our common stock.

The carrying amounts of accounts receivable, prepaid expenses and other current assets, borrowings from our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

NOTE 4.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	June 30, 2014	September 30, 2013
Accounts receivable	$38,399	$39,827
Accounts receivable – unbilled	4,893	5,362
Accounts receivable, gross	43,292	45,189
Allowance for doubtful accounts	(96)	(3,363)
Accounts receivable, net	$43,196	$41,826

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

As of June 30, 2014 and September 30, 2013, we had $7.5 million and $9.2 million, respectively, of accounts receivable recorded using the percentage of completion method. Of these amounts, $3.6 million was invoiced and $3.9 million was unbilled as of June 30, 2014 and $4.6 million was invoiced and $4.6 million was unbilled as of September 30, 2013.

Included in accounts receivable, net at June 30, 2014 and September 30, 2013 is $1.2 million and $6.5 million, respectively, from sales to Suncore. See Note 15 - Suncore Joint Venture for additional disclosures related to Suncore.

The decrease in the allowance for doubtful accounts during the nine months ended June 30, 2014 is primarily due to historical amounts that were written off.

NOTE 5.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	June 30, 2014	September 30, 2013
Raw materials	$11,091	$12,094
Work in-process	5,658	4,122
Finished goods	10,800	15,899
Inventory	$27,549	$32,115

NOTE 6.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	June 30, 2014	September 30, 2013
Land	$1,502	$1,502
Building and improvements	17,939	18,423
Equipment	21,844	23,134
Furniture and fixtures	74	95
Computer hardware and software	818	933
Leasehold improvements	2,469	3,029
Construction in progress	1,402	2,628
Property, plant, and equipment, net	$46,048	$49,744

As of June 30, 2014 and September 30, 2013, accumulated depreciation was approximately $85.3 million and $79.9 million, respectively.

NOTE 7.	Intangible Assets

The following table sets forth the carrying value of intangible assets by reporting segment:

(in thousands)	As of June 30, 2014			As of September 30, 2013
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Fiber Optics:
Core Technology	$12,727	$(12,138)	$589	$12,727	$(11,822)	$905
Customer Relations	3,511	(2,863)	648	3,511	(2,647)	864
Patents	4,697	(4,586)	111	4,697	(4,498)	199
	20,935	(19,587)	1,348	20,935	(18,967)	1,968
Photovoltaics:
Patents	1,528	(1,480)	48	1,972	(1,781)	191
Total	$22,463	$(21,067)	$1,396	$22,907	$(20,748)	$2,159

Amortization expense related to intangible assets is included in selling, general, and administrative expense on our statement of operations and comprehensive (loss) income. Based on the carrying amount of our intangible assets as of June 30, 2014, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense
(in thousands)
Three months ended September 30, 2014	$255
Fiscal year ended September 30, 2015	555
Fiscal year ended September 30, 2016	554
Fiscal year ended September 30, 2017	32
Fiscal year ended September 30, 2018 and thereafter	—
Total	$1,396

NOTE 8.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	June 30, 2014	September 30, 2013
Compensation	$5,306	$4,361
Warranty	3,474	4,030
Termination fee	2,775	2,775
Professional fees	1,142	676
Royalty	696	1,061
Customer deposits	624	730
Deferred revenue	679	2,565
Self insurance	1,424	1,352
Income and other taxes	1,509	1,345
Loss on sale contracts	44	415
Severance and restructuring accruals	428	601
Other	1,745	1,686
Accrued expenses and other current liabilities	$19,846	$21,597

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

On November 15, 2013, Mr. Chris Larocca proposed to resign as the Company's Chief Operating Officer, effective as of November 30, 2013. The Company recorded a charge of $0.5 million in the nine months ended June 30, 2014 related to the separation agreement entered into as part of Mr. Larocca's resignation.

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

(in thousands)	Severance-related accruals	Restructuring-related accruals	Total
Balance as of September 30, 2013	$523	$78	601
Expense - charged to accrual	991	—	991
Payments and accrual adjustments	(1,086)	(78)	(1,164)
Balance as of June 30, 2014	$428	$—	$428

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

The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the three months ended June 30,		For the Nine Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Balance at beginning of period	$5,364	$6,350	$4,561	$4,100
Provision for product warranty - expense	289	214	1,851	2,615
Adjustments and utilization of warranty accrual	(1,648)	(1,539)	(2,407)	(1,690)
Balance at end of period	$4,005	$5,025	$4,005	$5,025
Current portion	$3,474	$4,821	$3,474	$4,821
Non-current portion	531	204	531	204
Product warranty liability at end of period	$4,005	$5,025	$4,005	$5,025

The decrease in our provision for product warranty expense for the nine months ended June 30, 2014 compared to the same period in 2013 was primarily due to specific customer warranty claims in 2013.

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

The credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, and limitations on liens and certain additional indebtedness and guarantees, in addition to minimum tangible net worth, fixed charge coverage, and EBITDA covenants. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of June 30, 2014, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $3.25 million minimum financial covenant requirement.

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

The borrowing availability provided by the credit facility includes approximately $3.6 million secured by machinery and equipment, which is reduced monthly by approximately $91,000. The borrowing base also includes amounts which are not yet earned by the final rendition of services by the Company including progress billings and that portion of those amounts earned but not yet invoiced. The borrowing base for these amounts will be the lesser of (1) 60% of these amounts, or (2) $5.0 million.

The credit facility established the Company's minimum cash balance and excess liquidity requirement at $2.5 million until June 30, 2014, when it was increased by $750,000 and thereafter on the last day of each quarter until it reaches a maximum of$5.0 million. The Company's minimum cash balance and excess liquidity requirement was $3.25 million as of June 30, 2014. If the minimum cash balance and excess liquidity requirement falls below the specified amounts, the other financial covenants noted above are triggered.

On August 26, 2013, we entered into a Fifth Amendment to the credit facility, pursuant to which Wells Fargo agrees, among other things, to provide up to $7.5 million in additional secured financing to the Company using certain real estate as collateral, subject to the terms and conditions of the Fifth Amendment and the credit facility. This change to the borrowing base calculation was not implemented as of June 30, 2014 as not all conditions required had been completed.

As of June 30, 2014, we had a $20.9 million LIBOR rate loan outstanding, with an interest rate of 3.3%, and approximately $1.7 million reserved for six outstanding stand-by letters of credit under the credit facility. As of August 1, 2014, the outstanding balance under this credit facility totaled approximately $4.2 million. We now expect at least 50% of the $35.0 million credit facility to be available for use during the remainder of fiscal year 2014.

NOTE 11.	Income and other Taxes

During the three and nine months ended June 30, 2014 and 2013, there were no material increases or decreases in unrecognized tax benefits and we do not anticipate any material increases or decreases in the amounts of unrecognized tax benefits for the remaining fiscal year 2014. As of June 30, 2014 and September 30, 2013, we had approximately $403,000 and $354,000, respectively, of interest and penalties accrued as tax liabilities on our balance sheet.

During the three months ended June 30, 2014 and 2013, we incurred no income tax expense. During the nine months ended June 30, 2014 and 2013, we incurred $0 and $0.1 million, respectively, of income tax expense. The provision for 2013 is primarily due to federal alternative minimum tax and state income tax.

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

Included in our operating income for the three and nine months ended June 30, 2014 were $0.2 million and $0.8 million, respectively, of New Mexico incentive tax credits received. The amount received was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. These credits will result in cash refunds and reduction of future payroll and compensation taxes. There were $0.4 million and $1.8 million of incentive tax credits received during the three and nine months ended June 30, 2013, respectively.

NOTE 12.	Commitments and Contingencies

Operating Lease Obligations: We lease certain land, facilities, and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.5 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $1.3 million and $1.8 million for the nine months ended June 30, 2014 and 2013, respectively.  There are no off-balance sheet arrangements other than our operating leases.

Asset Retirement Obligations: We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our asset retirement obligations include assumptions related to renewal option periods for those facilities where we expect to extend lease terms. In future periods, the asset retirement obligation is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment will be recorded to both the asset retirement obligation and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. The fair value of our asset retirement obligations were estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 5.78%. There were no asset retirement obligations settled during the three and nine months ended June 30, 2014 and 2013. Accretion expense of $0.1 million and $0.2 million was recorded during the three and nine months ended June 30, 2014, and 2013, respectively.

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations. On September 19, 2013, we received written notice from a customer of our broadband products requesting indemnification relating to a lawsuit brought against them alleging patent infringement of a system incorporating our product. As of June 30, 2014, there has been no resolution to this claim. In March 2012, we entered into a Master Purchase Agreement with SEI, pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we recorded this amount as a deferred gain on our balance sheet as of June 30, 2014 and September 30, 2013 as a result of these contingencies. In April 2013, May 2013 and May 2014, we received letters from SEI asserting indemnification claims under the Master Purchase Agreement of at least $1.5 million. As of June 30, 2014, there has been no resolution to these claims. See Note 1 - Description of Business in the notes to the condensed consolidated financial statements for additional disclosures related to this asset sale.

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

b) Nichia Corporation

On October 8, 2013, we were served with a complaint filed by Nichia Corporation in the United States District Court for the Eastern District of Texas, alleging infringement of Nichia's U.S. Patent No. 7.295.587 entitled "Semiconductor Laser Having Optical Guide Layer Doped for Decreasing Resistance" by one of our broadband products, unspecified monetary damages and injunctive relief (Nichia Corporation v. EMCORE Corporation, Case No.: 2-13-CV480). During the three months ended June 30, 2014, we entered into a settlement agreement which resolved Nichia's lawsuit. Under the settlement, we acknowledged the validity of Nichia's '587 patent, and paid an immaterial sum of money for damages to Nichia. Also under the settlement agreement, Nichia granted Emcore a non-exclusive, royalty-bearing license to the '587 patent.

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

The following table summarizes stock option activity under the Equity Plans for the nine months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2013	1,745,948	$17.78
Granted	35,825	$4.74
Exercised	(7,100)	$4.59		$4
Forfeited	(41,731)	$4.67
Expired	(163,792)	$17.12
Outstanding as of June 30, 2014	1,569,150	$17.96	3.68
Exercisable as of June 30, 2014	1,409,046	$19.44	3.19	$32
Vested and expected to vest as of June 30, 2014	1,544,771	$18.17	3.60	$50

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the nine months ended June 30, 2013, the intrinsic value of options exercised was $93,000.

As of June 30, 2014, there was approximately $0.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 2.8 years.

Valuation Assumptions
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%	—%	—%
Expected stock price volatility rate	92.0%	96.7%	93.2%	96.8%
Risk-free interest rate	1.9%	1.3%	1.9%	1.1%
Expected term (in years)	6.0	6.0	6.0	6.0

Weighted average grant date fair value per share of stock options granted:	$3.21	$2.98	$3.61	$3.45

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

The following table summarizes the activity related to RSAs and RSUs for the nine months ended June 30, 2014:

Restricted Stock Activity	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2013	99,561	$5.84	854,928	$4.51
Granted	—	$0.00	660,500	$4.89
Vested	(97,098)	$5.85	(350,161)	$4.37
Forfeited	(2,463)	$5.68	(99,846)	$4.48
Non-vested as of June 30, 2014	—	$0.00	1,065,421	$4.80

Restricted stock awards: As of June 30, 2014, there was no remaining unamortized stock-based compensation expense associated with RSAs.

Restricted stock units: As of June 30, 2014, there was approximately $3.3 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.0 years. The 1.1 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $4.4 million and a weighted average remaining contractual term of 1.2 years. For the nine months ended June 30, 2014, the intrinsic value of RSUs vested was $1.7 million. Of the 1.1 million outstanding non-vested RSUs, approximately 0.9 million RSUs are expected to vest and have an aggregate intrinsic value of approximately $3.9 million and a weighted average remaining contractual term of 1.2 years.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Employee stock options	$28	$163	$138	$544
Restricted stock awards and units	640	547	1,936	1,468
Employee stock purchase plan	98	124	326	380
401(k) match in common stock	323	267	733	780
Outside director fees in common stock	91	51	286	113
Total stock-based compensation expense	$1,180	$1,152	$3,419	$3,285

Stock-based Compensation Expense - by expense type	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Cost of revenue	$254	$311	$685	$916
Selling, general, and administrative	607	485	1,827	1,326
Research and development	319	356	907	1,043
Total stock-based compensation expense	$1,180	$1,152	$3,419	$3,285

Income (Loss) Per Share.
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net (Loss) Income Per Share	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(in thousands, except per share)	2014	2013	2014	2013

Numerator - Net (loss) income	$(3,150)	$(7,283)	$(10,636)	$7,240
Less: Undistributed earnings allocated to participating securities	—	—	—	(42)
Undistributed earnings allocated to common shareholders for basic net (loss) income per share	$(3,150)	$(7,283)	$(10,636)	$7,198
Undistributed earnings allocated to common shareholders for diluted net (loss) income per share	$(3,150)	$(7,283)	$(10,636)	$7,198
Denominator:
Denominator for basic net (loss) income per share - weighted average shares outstanding	30,656	26,609	30,327	26,320
Dilutive options outstanding, unvested stock units and ESPP	—	—	—	300
Denominator for diluted net (loss) income per share - adjusted weighted average shares outstanding	30,656	26,609	30,327	26,620
Basic net (loss) income per share	$(0.10)	$(0.27)	$(0.35)	$0.27
Diluted net (loss) income per share	$(0.10)	$(0.27)	$(0.35)	$0.27
Weighted average antidilutive options, unvested restricted stock units and awards, warrants and ESPP shares excluded from the computation	3,091	2,873	2,990	2,467
Average market price of common stock	$4.39	$4.11	$4.80	$4.81

The antidilutive stock options and unvested stock were excluded from the computation of diluted net income (loss) per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.
Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan (ESPP) that provides employees an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning on February 25 and August 26 of each year. The purchase price is set at 85% of the average high and low market price of our common stock on either the first or last day of the participation period, whichever is lower, and contributions are limited to the lower of 10% of an employee's compensation or $25,000. On March 5, 2014, our shareholders approved an amendment to the ESPP that increased the total number of shares of common stock on which options may be granted under the ESPP by 1,000,000 shares to 3,250,000 shares.

Future Issuances

As of June 30, 2014, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	1,569,150
Unvested restricted stock units	1,065,421
Purchases under the employee stock purchase plan	1,245,506
Issuance of stock-based awards under the Equity Plans	1,064,473
Exercise of outstanding warrants	400,001
Purchases under the officer and director share purchase plan	88,741
Total reserved	5,433,292

NOTE 14.	Segment Data and Related Information

We have three operating divisions within the following two reporting segments:

•
Fiber Optics: EMCORE Digital Fiber Optics Products and EMCORE Broadband Fiber Optics Products are aggregated as a separate reporting segment, Fiber Optics. Our Fiber Optics reporting segment provides optical components, subsystems, and systems for high-speed telecommunications, cable television (CATV), and fiber-to-the-premises (FTTP) networks, as well as products for satellite communications, video transport, and specialty photonics technologies for defense and homeland security applications.

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

Segment Revenue	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2014	2013	2014	2013
Fiber Optics revenue	$26,172	$21,560	$73,084	$74,368
Photovoltaics revenue	18,410	11,913	57,956	50,688
Total revenue	$44,582	$33,473	$131,040	$125,056

Revenue by Geographic Region	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2014	2013	2014	2013
United States	$26,598	$21,674	$81,711	$84,665
Asia	10,064	10,012	31,444	27,737
Europe	6,837	1,605	16,257	11,710
Other	1,083	182	1,628	944
Total revenue	$44,582	$33,473	$131,040	$125,056

Significant Customers: Revenue from one of our customers, Alcatel-Lucent, of the Fiber Optics segment represented 11% of our consolidated revenue for the three months ended June 30, 2014. No single customer from the Fiber Optics segment represented greater than 10% of our consolidated revenue for the nine months ended June 30, 2014. No single customer from the Fiber Optics segment represented greater than 10% of our consolidated revenue for the three and nine months ended June 30, 2013.

No single customer from the Photovoltaics segment represented greater than 10% of our consolidated revenue for the three and nine months ended June 30, 2014. Revenue from Suncore represented 11% of our consolidated revenue for the three months ended June 30, 2013. See Note 15 - Suncore Joint Venture for additional disclosures related to the Suncore revenues. No single customer from the Photovoltaics segment represented greater than 10% of our consolidated revenue for the nine months ended June 30, 2013.

Operating (Loss) Income: The following table sets forth operating (loss) income attributable to each of our reporting segments.

Operating (Loss) Income	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2014	2013	2014	2013
Fiber Optics operating (loss) income	$(5,092)	$(8,998)	$(18,983)	$(1,501)
Photovoltaics operating income	1,961	1,329	8,363	8,849
Total operating (loss) income	$(3,131)	$(7,669)	$(10,620)	$7,348

Non-Cash Expenses: The following tables set forth our significant non-cash expenses attributable to each of our reporting segments.

Depreciation, Amortization, and Accretion Expense	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2014	2013	2014	2013
Fiber Optics segment	$1,521	$1,479	$4,461	$4,145
Photovoltaics segment	652	620	1,875	2,016
Total depreciation, amortization, and accretion expense	$2,173	$2,099	$6,336	$6,161

Stock-based Compensation Expense	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2014	2013	2014	2013
Fiber Optics segment	$792	$686	$2,221	$2,114
Photovoltaics segment	388	466	1,198	1,171
Total stock-based compensation expense	$1,180	$1,152	$3,419	$3,285

Long-lived Assets: Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of our reporting segments and our unallocated Corporate division.

Long-lived Assets	As of	As of
(in thousands)	June 30, 2014	September 30, 2013
Fiber Optics segment	$20,188	$23,804
Photovoltaics segment	39,298	40,048
Unallocated Corporate division	8,342	8,435
Long-lived assets	$67,828	$72,287

As of June 30, 2014 and September 30, 2013, approximately 80% and 80%, respectively, of our long-lived assets were located in the United States. The remaining assets are primarily located in China and Thailand.

NOTE 15.	Suncore Joint Venture

On July 30, 2010, we entered into a joint venture agreement with San'an Optoelectronics Co., Ltd. (San'an), for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from us. The joint venture, Suncore Photovoltaic Technology Co., Ltd. (Suncore), is a limited liability company under the laws of the People's Republic of China ("PRC"). In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'an Optoelectronics Co., Ltd. ("San'an") for a purchase price of $4.8 million. Under the terms of the Transfer Agreement, each of the parties agreed to indemnify the other for any losses incurred as a result of either party's breach of its obligations under the Transfer Agreement. Closing was subject to customary conditions, including Chinese regulatory approvals. The payment for the purchase price was made upon the completion of the share transfer, which occurred in September 2013. Upon completion of the share transfer in September 2013, the Company recognized $3.3 million of deferred revenue from Suncore included in the financial statements as of June 30, 2013, as well as the resulting gain of $4.8 million on our registered ownership interest.

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

During the three months ended June 30, 2014 and 2013, we recorded revenue on sales to Suncore of $1.1 million and $3.8 million, respectively. During the nine months ended June 30, 2014 and 2013, we recorded revenue from Suncore of $2.0 million and $9.3 million, respectively.

Included in prepaid expenses and other current assets as of June 30, 2014 and September 30, 2013, is $0.5 million and $0.3 million, respectively, for amounts due from Suncore related to transaction services provided in accordance with the August 2012 definitive agreement and other smaller amounts.

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

Business Overview

EMCORE Corporation and its subsidiaries (referred to herein as the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the broadband, fiber optics, satellite, and solar power markets. We were established in 1984 as a New Jersey corporation and we have two reporting segments: Fiber Optics and Photovoltaics. EMCORE's Fiber Optics business segment provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV), Wireless and Fiber-To-The-Premises (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications. Our Photovoltaics business segment provides products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells (CICs) and complete satellite solar panels, and terrestrial applications, including high-efficiency GaAs solar cells for concentrating photovoltaic (CPV) power systems. In addition to organic growth and development of our existing Fiber Optics and Photovoltaics segments, we intend to pursue other strategies to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions. Accordingly, the Strategy Committee of the Board and our management may from time to time be engaged in evaluating potential strategic opportunities and may enter into definitive agreements with respect to, such transactions or other strategic alternatives.

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

Suncore Joint Venture

In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'an for a purchase price of $4.8 million. Upon completion of the share transfer in September 2013, the Company recognized $3.3 million of deferred revenue from Suncore included in the financial statements as of June 30, 2013, as well as the resulting gain of $4.8 million on our registered ownership interest. The carrying value of our registered ownership interest in Suncore was $0 as of June 30, 2014. See Note 15 - Suncore Joint Venture in the notes to the condensed consolidated financial statements for more information regarding Suncore.

Impact from Thailand Flood

In October 2011, flood waters severely impacted the inventory and production operations of our primary contract manufacturer in Thailand. The impacted areas included certain product lines for the Telecom and CATV market segments. This had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products. Our Photovoltaics segment was not affected by the Thailand floods.

Since that announcement, we developed and implemented a plan to rebuild the impacted production lines at other locations, including an alternate facility of our contract manufacturer in Thailand, as well as our own manufacturing facilities in the United States and the PRC. We completed the plan to rebuild our production lines and return to pre-flood capacity production levels as of September 2012. See Note 9 - Impact from Thailand Flood in the notes to the condensed consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue.

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	78.9	87.9	79.9	81.7
Gross profit	21.1	12.1	20.1	18.3
Operating expense (income):
Selling, general, and administrative	17.6	21.0	17.3	16.6
Research and development	10.5	14.0	11.0	11.3
Flood-related insurance proceeds	—	—	—	(15.2)
Gain on sale of assets	—	—	—	(0.3)
Total operating expense	28.1	35.0	28.3	12.4
Operating (loss) income	(7.0)	(22.9)	(8.2)	5.9
Other income (expense):
Interest expense, net	(0.3)	(0.6)	(0.3)	(0.5)
Foreign exchange gain	—	0.5	—	0.2
Gain on sale of investment	—	—	0.2	—
Change in fair value of financial instruments	0.2	1.1	—	0.3
Other expense	—	—	—	—
Total other expense	(0.1)	1.0	(0.1)	—
(Loss) income before income tax expense	(7.1)	(21.9)	(8.1)	5.9
Income tax expense	—	—	—	(0.1)
Net (loss) income	(7.1)%	(21.9)%	(8.1)%	5.8%

Comparison of financial results:

Revenue:

(in thousands, except percentages)	For the Three Months Ended June 30,
	2014	2013	$ Change	% Change
Fiber Optics revenue	$26,172	$21,560	$4,612	21.4%
Photovoltaics revenue	18,410	11,913	6,497	54.5%
Total revenue	$44,582	$33,473	$11,109	33.2%

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2014	2013	$ Change	% Change
Fiber Optics revenue	$73,084	$74,368	$(1,284)	(1.7)%
Photovoltaics revenue	57,956	50,688	7,268	14.3%
Total revenue	$131,040	$125,056	$5,984	4.8%

Fiber Optics Revenue:

Our Fiber Optics reporting segment provides optical components, subsystems, and systems for high-speed telecommunications, CATV, and FTTP networks, as well as products for satellite communications, video transport, and specialty photonics technologies for defense and homeland security applications. Our Fiber Optics segment is broken out into two distinct product lines:

•
Broadband products, which includes cable television products, fiber-to-the-premises products, satellite communication products, video transport products, and defense and homeland security products; and,

•	Digital products, which include telecom optical products.

For the three months ended June 30, 2014, revenue from broadband products increased 9.9% compared to the same period during the prior year. This increase was primarily driven by higher sales of our CATV products due to higher customer demand. Sales of our CATV products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represented the second largest percentage of our total fiber optics-related revenue during the three-month period.

For the nine months ended June 30, 2014, revenue from broadband products decreased 12.2% compared to the same period during the prior year. This decrease was primarily driven by lower sales of our CATV products due to lower customer demand. Sales of our CATV products, which include our QAM transmitters and receivers, represented the second largest percentage of our total fiber optics-related revenue during the nine-month period.

For the three months ended June 30, 2014, revenue from digital products increased 36.8% compared to the same period during the prior year. This increase was primarily driven by higher sales of our integrated tunable laser assemblies (ITLAs) due to increased customer demand. Our telecom optical-related product line, which includes tunable XFP, and ITLAs, represented the largest percentage of our total fiber optics-related revenue during this period.

For the nine months ended June 30, 2014, revenue from digital products increased 16.2% compared to the same period during the prior year. This increase was primarily driven by higher sales of our integrated tunable laser assemblies (ITLAs) due to increased customer demand. Our telecom optical-related product line, which includes tunable XFP, and ITLAs, represented the largest percentage of our total fiber optics-related revenue during this period.

Our Fiber Optics segment accounted for 58.7% and 64.4% of our consolidated revenue for the three months ended June 30, 2014 and 2013, respectively. Our Fiber Optics segment accounted for 55.8% and 59.5% of our consolidated revenue for the nine months ended June 30, 2014 and 2013, respectively.

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

For the three months ended June 30, 2014, revenue from photovoltaics increased approximately 54% compared to the same period during the prior year. This increase was primarily due to higher revenues from our space cell products as a result of new contracts with existing customers. Sales of our satellite solar cells, CICs and panel products represented the largest percentage of our total photovoltaics-related revenue during this period. Historically, our Photovoltaics revenue has fluctuated significantly due to the timing of program completions and product shipments of major orders.

For the nine months ended June 30, 2014, revenue from photovoltaics increased approximately 14% compared to the same period during the prior year. This increase was primarily due to higher revenues from our space cell products as a result of new contracts with existing customers. Sales of our satellite solar cells, CICs and panel products represented the largest percentage of our total photovoltaics-related revenue during this period. Historically, our Photovoltaics revenue has fluctuated significantly due to the timing of program completions and product shipments of major orders.

Our Photovoltaics segment accounted for 41% and 36% of our consolidated revenue for the three months ended June 30, 2014 and 2013, respectively. Our Photovoltaics segment accounted for 44% and 41% of our consolidated revenue for the nine months ended June 30, 2014 and 2013, respectively.

Gross Profit:

(in thousands, except percentages)	For the Three Months Ended June 30,
	2014	2013	$ Change	% Change
Fiber Optics gross profit	$4,288	$638	$3,650	572.1%
Photovoltaics gross profit	5,105	3,406	1,699	49.9%
Total gross profit	$9,393	$4,044	$5,349	132.3%

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2014	2013	$ Change	% Change
Fiber Optics gross profit	$8,618	$7,222	$1,396	19.3%
Photovoltaics gross profit	17,776	15,603	2,173	13.9%
Total gross profit	$26,394	$22,825	$3,569	15.6%

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

Consolidated gross margins were 21.1% and 12.1% for the three months ended June 30, 2014 and 2013, respectively, and 20.1% and 18.3% for the nine months ended June 30, 2014 and 2013, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.3 million and $0.3 million during the three months ended June 30, 2014 and 2013, respectively, and approximately $0.7 million and $0.9 million during the nine months ended June 30, 2014 and 2013, respectively.

Fiber Optics Gross Profit:

Fiber Optics gross margin was 16.4% and 3.0% for the three months ended June 30, 2014 and 2013, respectively, and 11.8% and 9.7% for the nine months ended June 30, 2014 and 2013, respectively.

For the three months ended June 30, 2014, gross margins increased from our broadband and digital product lines when compared to the same period during the prior year. The increase in gross margins for the three months ended June 30, 2014 compared to the same period in 2013 was primarily due to higher sales volume and products with higher gross margins. The increase in gross margins for the nine months ended June 30, 2014 compared to the same period in 2013 is due to products with higher gross margins.

Photovoltaics Gross Profit:

Photovoltaics gross margin was 27.7% and 28.6% for the three months ended June 30, 2014 and 2013, respectively, and 30.7% and 30.8% for the nine months ended June 30, 2014 and 2013, respectively. The decrease in gross margin for the three months ended June 30, 2014 compared to the same period during the prior year is primarily due to a decrease in sales of our higher margin products in 2014. The slight decrease in gross margin for the nine months ended June 30, 2014 compared to the same period during the prior year is primarily due to a decrease in sales of our higher margin products in 2014. Additionally, included in gross margin for the nine months ended June 30, 2014 is $0.8 million of license technology revenue received from Suncore. See Note 15 - Suncore Joint Venture for additional disclosures related to the Suncore revenues.

Selling, General and Administrative (SG&A):

(in thousands, except percentages)	For the Three Months Ended June 30,
	2014	2013	$ Change	% Change
SG&A expense	$7,843	$7,039	$804	11.4%

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2014	2013	$ Change	% Change
SG&A expense	$22,726	$20,714	$2,012	9.7%

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.6 million and $0.5 million during the three months ended June 30, 2014 and 2013, respectively, and approximately $1.8 million and $1.3 million during the nine months ended June 30, 2014 and 2013, respectively.

SG&A expense for the three months ended June 30, 2014 was higher than the amount reported in the same period during the prior year primarily due to higher legal costs. The increase in SG&A expense for the nine months ended June 30, 2014 when compared to the same period during the prior year was due to higher severance related costs primarily associated with Mr. Larocca's resignation, additional costs associated with a shareholder group regarding matters addressed in their Schedule 13D filings with the SEC (filed as of December 4, 2013 and December 6, 2013), and higher legal costs.

As a percentage of revenue, SG&A expenses were 17.6% and 21.0% for the three months ended June 30, 2014 and 2013, respectively, and 17.3% and 16.6% for the nine months ended June 30, 2014 and 2013, respectively.

Research and Development (R&D):

(in thousands, except percentages)	For the Three Months Ended June 30,
	2014	2013	$ Change	% Change
R&D expense	$4,681	$4,674	$7	0.1%

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2014	2013	$ Change	% Change
R&D expense	$14,288	$14,176	$112	0.8%

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

Stock-based compensation expense within R&D totaled $0.3 million and $0.4 million during the three months ended June 30, 2014 and 2013, respectively, and $0.9 million and $1.0 million during the nine months ended June 30, 2014 and 2013, respectively.

R&D expense for the three and nine months ended June 30, 2014 is consistent with the amount reported in the same periods during the prior year.

As a percentage of revenue, R&D expenses were 10.5% and 14.0% for the three months ended June 30, 2014 and 2013, respectively, and 11.0% and 11.3% for the nine months ended June 30, 2014 and 2013, respectively.

Other Operating (Income):

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2014	2013	$ Change	% Change
Flood-related insurance proceeds	$—	$(19,000)	$(19,000)	(100.0)%

During the nine months ended June 30, 2013, we received flood-related insurance proceeds of $19.0 million from our contract manufacturer. Flood-related insurance proceeds related to inventory and equipment destroyed by the Thailand flood were recognized when they became realized. See Note 9 - Impact from Thailand Flood in the notes to the condensed consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Operating (Loss) Income:

(in thousands, except percentages)	For the Three Months Ended June 30,
	2014	2013	$ Change	% Change
Fiber Optics operating loss	$(5,092)	$(8,998)	$3,906	(43.4)%
Photovoltaics operating income	1,961	1,329	632	47.6%
Total operating loss	$(3,131)	$(7,669)	$4,538	(59.2)%

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2014	2013	$ Change	% Change
Fiber Optics operating loss	$(18,983)	$(1,501)	$(17,482)	1,164.7%
Photovoltaics operating income	8,363	8,849	(486)	(5.5)%
Total operating (loss) income	$(10,620)	$7,348	$(17,968)	(244.5)%

Operating (loss) income represents revenue less the cost of revenue and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared service departments and gains on sale of unconsolidated affiliates. Operating (loss) income is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating (loss) income was (7.0)%, and (22.9)% for the three months ended June 30, 2014 and 2013, respectively, and (8.2)% and 5.9% for the nine months ended June 30, 2014 and 2013, respectively. The change in the Fiber Optics operating loss for the nine months ended June 30, 2014 compared to the same period in 2013 is primarily due to the $19.0 million of insurance proceeds received in 2013.

Included in our operating income for the three and nine months ended June 30, 2014 are $0.2 million and $0.8 million, respectively, of tax credits received. The amount was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. Included in our operating income for the three and nine months ended June 30, 2013 are $0.4 million and $1.8 million, respectively, of tax credits received.

Other Income (Expense):

(in thousands, except percentages)	For the Three Months Ended June 30,
	2014	2013	$ Change	% Change
Interest expense, net	$(134)	$(185)	$51	27.6%
Foreign exchange gain	5	181	(176)	97.2%
Change in fair value of financial instruments	110	373	(263)	70.5%
Other expense	—	17	(17)	N/A
Total other (expense) income	$(19)	$386	$(405)	104.9%

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2014	2013	$ Change	% Change
Interest expense, net	$(377)	$(609)	$232	38.1%
Foreign exchange gain	15	261	(246)	(94.3)%
Gain on sale of investment	307	—	307	N/A
Change in fair value of financial instruments	39	343	(304)	(88.6)%
Other expense	—	17	(17)	N/A
Total other (expense) income	$(16)	$12	$(28)	233.3%

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

Change in Fair Value of Financial Instruments
As of June 30, 2014 and September 30, 2013, warrants representing the right to purchase 400,001 shares of our common stock were outstanding.

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

Gain on Sale of Investment
During the nine months ended June 30, 2014, we sold our investment in a company that had a net book value of $0 at September 30, 2013, for $0.3 million.

Income Tax Expense
During the nine months ended June 30, 2013, we recorded income tax expense of $0.1 million primarily due to federal alternative minimum income tax and state income taxes.

Net (Loss) Income:

(in thousands, except percentages)	For the Three Months Ended June 30,
	2014	2013	$ Change	% Change
Net loss	$(3,150)	$(7,283)	$4,133	(56.7)%

(in thousands, except percentages)	For the Nine Months Ended June 30,
	2014	2013	$ Change	% Change
Net (loss) income	$(10,636)	$7,240	$(17,876)	(246.9)%

Net loss per basic and diluted share was $(0.10) and $(0.27) for the three months ended June 30, 2014 and 2013, respectively. Net loss per basic and diluted share was $(0.35) for the nine months ended June 30, 2014. Net income per basic and diluted share was $0.27 for the nine months ended June 30, 2013.

Order Backlog:

As of June 30, 2014, order backlog for our Photovoltaics segment totaled $70.5 million, an increase of 37% from $51.4 million reported as of March 31, 2014 primarily due to two customer orders. Order backlog is defined as purchase orders or supply agreements accepted by us and deferred revenue with expected product delivery and/or services to be performed within the next twelve months. From time to time, our customers may request that we delay shipment of certain orders and our order backlog could also be adversely affected if our customers unexpectedly cancel purchase orders that we have previously accepted.

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

Cash Flow:

Net Cash Provided By (Used In) Operating Activities

Operating Activities (in thousands, except percentages)	For the Nine Months Ended June 30,
	2014	2013	$ Change	% Change
Net cash provided by (used in) operating activities	$3,600	$(12,723)	$16,323	128.3%

Fiscal 2014:
For the nine months ended June 30, 2014, our operating activities provided cash of $3.6 million primarily due to the changes in our current assets and liabilities (or working capital components) of $2.7 million, depreciation, amortization and accretion expense of $6.3 million, stock-based compensation expense of $3.4 million, warranty provision of $1.9 million and allowance for doubtful accounts of $0.2 million partially offset by our net loss of $10.6 million and the gain on sale of investment of $0.3 million. The change in our current assets and liabilities was primarily the result of a decrease in inventory of $4.0 million, other assets of $2.1 million and an increase in accounts payable of $1.5 million, partially offset by a decrease in accrued expenses and other liabilities of $3.3 million and an increase in accounts receivable of $1.6 million.

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

Net Cash Used In Investing Activities

Investing Activities (in thousands, except percentages)	For the Nine Months Ended June 30,
	2014	2013	$ Change	% Change
Net cash used in investing activities	$(1,423)	$(1,605)	$(182)	(11.3)%

Fiscal 2014:
For the nine months ended June 30, 2014, our investing activities consumed $1.4 million of cash primarily from capital related expenditures of $1.7 million, partially offset by cash proceeds of $0.3 million from the sale of an investment.

Fiscal 2013:
For the nine months ended June 30, 2013, our investing activities consumed $1.6 million of cash primarily due to capital related expenditures of $6.8 million, and the funding of restricted cash of $0.6 million, partially offset by flood related insurance proceeds of $5.4 million and cash proceeds of $0.4 million related to the disposal of equipment.

Net Cash (Used In) Provided By Financing Activities

Financing Activities (in thousands, except percentages)	For the Nine Months Ended June 30,
	2014	2013	$ Change	% Change
Net cash (used in) provided by financing activities	$(105)	$11,238	$(11,343)	(100.9)%

Fiscal 2014:
For the nine months ended June 30, 2014, our financing activities consumed cash of $0.1 million primarily due to the net payment of $0.8 million on our bank credit facility partially offset by $0.7 million in proceeds from stock plan transactions. See Note 1 - Description of Business in the notes to the condensed consolidated financial statements for information related to borrowings from our bank credit facility.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2014 and over the next five fiscal years are summarized in the table below:

(in thousands)
	Total	2014	2015 to 2016	2017 to 2018	2019 and later
Purchase obligations	$32,841	$24,299	$1,060	$876	$6,606
Credit facility	20,937	20,937	—	—	—
Asset retirement obligations	7,665	—	436	4,754	2,475
Operating lease obligations	4,042	174	1,278	152	2,438
Total contractual obligations and commitments	$65,485	$45,410	$2,774	$5,782	$11,519

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

Credit Facility
As of June 30, 2014, we had a $20.9 million LIBOR rate loan outstanding, with an interest rate of 3.3%, and approximately $1.7 million reserved under six outstanding standby letters of credit under the credit facility. The credit facility, as it has been amended through its five amendments, currently provides us with a revolving credit of up to $35 million through November 2015 that can be used for working capital requirements, letters of credit, and other general corporate purposes.

The credit facility contains customary representations and warranties, and affirmative and negative covenants, including, among other things, cash balance and excess availability requirements, and limitations on liens and certain additional indebtedness and guarantees, in addition to minimum tangible net worth, fixed charge coverage, and EBITDA covenants. The covenants are written such that as long as we maintain the minimum cash balance and excess availability requirement, the other covenants are not required to be met. As of June 30, 2014, we were in compliance with the financial covenants contained in the credit facility since cash on deposit and excess availability exceeded the $3.25 million minimum financial covenant requirement.

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

The borrowing availability provided by the credit facility includes approximately $3.6 million secured by machinery and equipment, which is reduced monthly by approximately $91,000. The borrowing base also includes amounts which are not yet earned by the final rendition of services by the Company including progress billings and that portion of those amounts earned but not yet invoiced. The borrowing base for these amounts will be the lesser of (1) 60% of these amounts, or (2) $5.0 million.

The credit facility established the Company's minimum cash balance and excess liquidity requirement at $2.5 million until June 30, 2014, when it was increased by $750,000 and thereafter on the last day of each quarter until it reaches a maximum of $5.0 million. The Company's minimum cash balance and excess liquidity requirement was $3.25 million as of June 30, 2014. If the minimum cash balance and excess liquidity requirement falls below the specified amounts, the other financial covenants noted above are triggered.

On August 26, 2013, we entered into a Fifth Amendment to the credit facility, pursuant to which Wells Fargo agrees, among other things, to provide up to $7.5 million in additional secured financing to the Company using certain real estate as collateral, subject to the terms and conditions of the Fifth Amendment and the credit facility. This change to the borrowing base calculation was not implemented as of June 30, 2014 as not all conditions required had been completed.

We now expect at least 50% of the total amount of credit under the credit facility to be available for use based on the revised borrowing base formula during the remainder of fiscal year 2014. As of August 1, 2014, the outstanding balance under this credit facility totaled approximately $4.2 million. See Note 10 - Credit Facilities for additional information related to our bank credit facility.

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

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, our Chief Financial Officer and our principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of June 30, 2014. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and our principal accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.     Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

EMCORE CORPORATION

Date:	August 7, 2014	By:	/s/ Hong Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2014	By:	/s/ Mark Weinswig
Mark Weinswig
Chief Financial Officer (Principal Financial and Accounting Officer)