Form 10-K
period 2014-09-30
EMCORE CORP
filed 2014-12-12
CIK 808326

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number 001-36632

 EMCORE Corporation
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2746503 (I.R.S. Employer Identification No.)

2015 W. Chestnut Street, Alhambra, California, 91803 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (626) 293-3400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value (Title of each class)	NASDAQ Stock Market (Name of each exchange on which registered)

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

The aggregate market value of our common stock held by non-affiliates as of March 31, 2014 (the last business day of our most recently completed second fiscal quarter) was approximately $142.1 million, based on the closing sale price of $5.05 per share of common stock as reported on the NASDAQ Global Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by us to own 5% or more of our outstanding common stock have been excluded.

As of December 5, 2014, the number of shares outstanding of our no par value common stock totaled 31,149,792.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Stockholders filed within 120 days of September 30, 2014 or will be included in an amendment to this Form 10-K filed within 120 days of September 30, 2014.

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

EMCORE Corporation
FORM 10-K
For The Fiscal Year Ended September 30, 2014

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

On December 10, 2014, after our 2014 fiscal year end, we completed the sale of our photovoltaics business, which was substantially all of the assets and liabilities of our Photovoltaics reporting segment, to Photon Acquisition Corporation. See also “Recent Developments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 - Subsequent Events in the notes to the consolidated financial statements for additional information.

Our headquarters and principal executive offices are located at 2015 W.Chestnut Avenue, Alhambra, California, 91803 and our main telephone number is (626) 293-3400. For specific information about us, our products or the markets we serve, please visit our website at http://www.emcore.com. The information contained in or linked to our website is not a part of, nor incorporated by reference into, this Annual Report on Form 10-K or a part of any other report or filing with the Securities and Exchange Commission (SEC).

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

Customers for our Fiber Optics segment include: Alcatel Lucent, Arris, BUPT-GUOAN Broadband, Ciena, Cisco Systems, Fujitsu, Huawei, NEC, Coriant, Pace plc., Tellabs, and ZTE. For the fiscal years ended September 30, 2014, 2013 and 2012, no Fiber Optics customer accounted for more than 10% of our total consolidated revenue.

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

Current customers for our Photovoltaics segment include: Applied Physics Labs - Johns Hopkins University, ATK Space Systems, Dutch Space, NASA-Jet Propulsion Laboratory, Northrop Grumman, Orbital Sciences Corporation, Space Systems Loral and Suncore Corporation. For the fiscal years ended September 30, 2014 and 2013, no Photovoltaics customer accounted for more than 10% of our total consolidated revenue. For the fiscal year ended September 30, 2012, SSL represented 14%, of our total consolidated revenue.

On December 10, 2014, after our 2014 fiscal year end, we completed the sale of our photovoltaics business, which was substantially all of the assets and liabilities of our Photovoltaics reporting segment, to Photon Acquisition Corporation. See “Recent Developments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 - Subsequent Events in the notes to the consolidated financial statements for additional information.

Segment Data

See Note 16 - Segment Data and Related Information in the notes to our consolidated financial statements for disclosures related to business segment revenue, geographic revenue, and operating loss by business segment.

Strategic Plan

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with Photon Acquisition Corporation ("Photon"), a Delaware corporation and an affiliate of private equity firm Veritas Capital, pursuant to which Photon agreed to acquire substantially all of the assets, and assume substantially all of the liabilities, primarily related to or used in connection with the Company’s photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the "Photovoltaics Business" and, the sale of the Photovoltaics Business, the "Photovoltaics Asset Sale") for $150.0 million in cash, subject to a working capital adjustment pursuant to the Photovoltaics Agreement. At a special meeting of EMCORE's shareholders held on December 5, 2014, EMCORE's shareholders approved the Photovoltaics Asset Sale, and on December 10, 2014 EMCORE completed the Photovoltaics Asset Sale.

On October 22, 2014, EMCORE entered into an Asset Purchase Agreement (the "Digital Products Agreement" ) with NeoPhotonics Corporation, a Delaware Corporation ("NeoPhotonics") pursuant to which the Company has agreed to sell certain assets, and transfer certain liabilities of the Company's telecommunications business (collectively, the "Digital Products Business" and, the sale of the Digital Products Business, the "Digital Products Assets Sale"") to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain adjustments, consisting of $1.5 million in cash at closing and a promissory note in the principal amount of $16.0 million (the "Promissory Note"). The Promissory Note will bear interest of 5.0% per annum for the first year and 13.0% per annum for the second year, payable semi-annually in cash, and matures two years from the closing of the transaction contemplated by the Digital Products Agreement. In addition, the promissory note will be subject to prepayments under certain circumstances, and will be secured by certain of the assets to be sold to NeoPhotonics in the transaction. The assets sold pursuant to the Digital Products Agreement include fixed assets, inventory, and intellectual property for the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business. The purchase price is subject to certain adjustments for inventory, net accounts receivable and pre-closing revenue levels, which will increase or decrease the principal amount under the Promissory Note as applicable. The transaction is subject to customary closing conditions and is expected to close by early January 2015.
We will use a portion of the proceeds from the Asset Sales to pay for transaction costs associated with the Asset Sales, make payments required pursuant to existing retention award agreements, repay certain indebtedness and for general working capital purposes. The remaining proceeds from the Asset Sales may be used, at the discretion of our Board, to repay other indebtedness, provide liquidity to the Company's shareholders through one or more special dividends or repurchases of outstanding shares of the Company's common stock, invest in our Other Businesses, or a combination thereof.

Following the closing of the Asset Sales, we will continue to operate our fiber optics division, which provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV) and Fiber-To-The-Premise (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications.

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

On December 10, 2014 after our 2014 fiscal year end, we completed the sale of our photovoltaics business, which sale included the transfer of our facilities located in Albuquerque, New Mexico, to Photon Acquisition Corporation. See “Recent Developments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 - Subsequent Events in the notes to the consolidated financial statements for additional information.

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

We believe that in order to remain competitive, we must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide. Research and development expense was $19.1 million, $20.0 million and $22.3 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. As a percentage of revenue, research and development expenses were 10.9%, 11.9% and 13.6% for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Our research and development expense consists primarily of compensation expense including non-cash stock-based compensation expense, as well as engineering and prototype costs, depreciation expense, and other overhead expenses, as they related to the design, development, and testing of our products. These costs are expensed as incurred.

Intellectual Property and Licensing

We protect our proprietary technology by applying for patents, where appropriate, and in other cases by preserving the technology, related know-how, and information as trade secrets. The success and competitive advantage enjoyed by our product lines depends heavily on our ability to obtain intellectual property protection for our proprietary technologies. We also acquire, through license grants or assignments, rights to patents on inventions originally developed by others.  As of September 30, 2014, we held approximately 160 U.S. patents and approximately 90 foreign patents and had over 200 additional patent applications pending. The issued patents cover various products in the major markets we serve. Our U.S. patents will expire on varying dates between 2014 and 2031.  These patents and patent applications claim protection for various aspects of current or planned commercial versions of our materials, components, subsystems, and systems.

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

Order Backlog

As of September 30, 2014, order backlog for our Photovoltaics segment totaled $71.2 million, an increase of 25% from $57.1 million reported as of September 30, 2013 primarily due to two customer orders. Order backlog is defined as purchase orders or supply agreements accepted by us and deferred revenue with expected product delivery and/or services to be performed within the next twelve months. From time to time, our customers may request that we delay shipment of certain orders and our order backlog could also be adversely affected if our customers unexpectedly cancel purchase orders that we have previously accepted.

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

Employees

As of September 30, 2014, we had approximately 769 employees, including approximately 280 international employees that are located primarily in China.   This represents a decrease of approximately 88 employees when compared to September 30, 2013.   None of our employees are covered by a collective bargaining agreement.  We have never experienced any labor-related work stoppage and believe that our employee relations are good.

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

For the fiscal years ended September 30, 2014 and 2013, net income was $4.9 million and $5.0 million, respectively. We incurred a net loss of $39.2 million for the fiscal year ended September 30, 2012. Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will not experience net losses in the future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability in future periods.

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

Because the Photovoltaics Business represented approximately 42% of our total revenues for fiscal year 2014, our business following the Asset Sale will be substantially different.

The Photovoltaics Business represented approximately 42% of our total revenues for the fiscal year 2014. Following the consummation of the Asset Sale, our results of operations and financial condition may be materially adversely affected if we fail to effectively reduce our overhead costs to reflect the reduced scale of our operations or we fail to grow our remaining businesses. Our smaller size may result in the recognition of less revenues from the operations of our remaining businesses, which may negatively affect our overall net earnings.

The announcement and dependency of the Digital Products Sale, whether or not consummated, may adversely affect our business.

The announcement and dependency of the Digital Products Sale, whether or not consummated, may adversely affect the trading price of our common stock, our business or our relationships with customers, suppliers and employees. In addition, while the completion of the Digital Products Sale is pending, we may be unable to attract and retain key personnel and our management's focus and attention and employee resources may be diverted from operational matters.

In the event that either of the Digital Products Sale is not completed, the announcement of the termination of the relevant purchase agreement may also adversely affect the trading price of our common stock, our business or our relationships with customers, suppliers and employees.

We cannot be sure if or when the Digital Products Sale will be completed.

The consummation of the Digital Products Sale is subject to the satisfaction or waiver of various conditions. We cannot guarantee that the closing conditions for the Digital Products Sale will be satisfied. If we are unable to satisfy the closing conditions for the Digital Products Sale, the purchaser will not be obligated to complete the transaction. If the Digital Products Sale is not completed, we may have difficulty recouping the costs incurred in connection with negotiating the Digital Products Sale, our relationships with our customers, suppliers and employees may be damaged, and our business may be harmed.

If the Digital Products Sale is not completed, our board of directors may similarly evaluate other strategic alternatives that may be available with respect to the Digital Products Business, which alternatives may not be as favorable to our shareholders as the Digital Products Sale.

We cannot predict the timing, amount or nature of any distributions to our shareholders.

Our credit and security agreement, as amended, with Wells Fargo Bank, National Association, currently prohibits distributions to our shareholders (other than distributions payable solely in our stock), and our board of directors is unable to predict the timing, amount or nature of, or the record dates for distributions, if any, to be made to our shareholders. If we are unable to make a distribution of proceeds from the Asset Sales to our shareholders or our board of directors determines not to make such a distribution, our shareholders will only benefit from the Asset Sales if we are able to successfully implement our strategy for our remaining businesses and your stock appreciates in value or we subsequently sell the Company at a price that represents a premium over your basis in our common stock.

We may undergo an "ownership change" within the meaning of Section 382 of the Code, which could affect our ability to offset U.S. federal income tax against our net operating losses and certain of our tax credit carryovers.

Section 382 of the Internal Revenue Code, as amended (the "Code") contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses and tax credits (the “Tax Benefits”) existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company's stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among shareholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company.

If we were to undergo one or more "ownership changes" within the meaning of Section 382 of the Code, our net operating losses and certain of our tax credits existing as of the date of each ownership change may be unavailable, in whole or in part, to offset U.S. federal income tax resulting from our operations or any gains from the disposition of any of our assets and/or business, which could result in increased U.S. federal income tax liability.

On September 17, 2014, our Board of Directors adopted a Tax Benefits Preservation Plan (the “Rights Plan”) to help preserve the value of our Tax Benefits by reducing the risk of limitation of our Tax Benefits. The Rights Plan is intended to reduce the likelihood that we will experience an ownership change by discouraging any person or group from becoming a “5% shareholder” or increasing their ownership of our common stock if they are already a “5% shareholder.” Although the Rights Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the Rights Plan will prevent all transfers of our common stock that could result in such an “ownership change. If our shareholders do not approve the Rights Plan, it will expire.

Our executive officers and directors may have interests in the Photovoltaics Sale other than, or in addition to, the interests of our shareholders generally.

Members of our board of directors and our executive officers may have interests in the Photovoltaics Sale that are different from, or are in addition to, the interests of our shareholders generally. Our board of directors was aware of these interests and considered them, among other matters, in approving the Photovoltaics Sale Agreement.

Certain of our executive officers have employment agreements or separation agreements that provide for payments and the vesting of equity awards in connection with a "change of control." Certain of our directors and officers have received equity awards that provide for full vesting of all unvested equity awards upon a "change of control." The consummation of the Photovoltaics Sale would constitute a "change of control" under these agreements and equity awards.

Also, certain of our executive officers have retention agreements that provide for cash payments in connection with the closing of the Photovoltaics Sale.

If we fail to complete the Digital Products Sale, our business may be harmed.

As a result of our announcement of the Digital Products Sale, third parties may be unwilling to enter into material agreements with respect to the Digital Products Business or our other businesses. New or existing customers and business partners may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers and business partners may perceive that such new relationships are likely to be more stable. Employees working in the Digital Products Business may become concerned about the future of the business and lose focus or seek other employment. If we fail to complete the Digital Products Sale, the failure to maintain existing business relationships or enter into new ones could adversely affect our business, results of operations, and financial condition. If we fail to complete the Digital Products Sale, we will also retain and continue to operate the assets that were proposed to be sold. The potential for loss or disaffection of employees or customers of the Digital Products Business following a failure to consummate the Digital Products Sale could have a material, negative impact on the value of our business.

In addition, if the Digital Products Sale is not consummated, our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the dependency of the transaction, and we will have incurred significant third party transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on our stock price and results of operations.

The Digital Products Sale Agreement limits our ability to pursue alternatives to the Digital Products Sale.

The Digital Products Sale Agreement contain provisions that make it more difficult for us to sell the Digital Products Business to any party other than purchasers under the agreement. These provisions could make it less advantageous for a third party that might have an interest in acquiring EMCORE or all of or a significant part of the Digital Products Business to consider or propose an alternative transaction, even if that party were prepared to pay consideration with a higher value than the consideration to be paid by Purchaser.

Our operating losses are currently projected to be greater on a pro forma basis following the Photovoltaics Sale until the full implementation of the Company's restructuring plans for its other businesses.

On a pro forma basis, giving effect to the Photovoltaics Sale as of the beginning of each respective period, the Company incurred net losses of approximately $41.9 million, $2.3 million and $26.9 million for the fiscal years ended September 30, 2012 and 2013 and 2014, respectively, as compared to our actual net loss of approximately $39.2 million, net income of approximately $5.0 million and net income of approximately $4.9 million in the respective periods. There can be no assurance that we will achieve profitability thereafter or that profitability, if achieved, will be sustained. We expect to incur expenses to implement our restructuring plans for our other businesses. There can be no assurance that we will succeed in fully implementing such restructuring plans.

Because our business will be smaller following the sale of the Photovoltaics Business and Digital Products Business, there is a possibility that our common stock may be delisted from The NASDAQ Global Market if we fail to satisfy the continued listing standards of that market.

Even though we currently satisfy the continued listing standards for The NASDAQ Global Market, following the sale of the Photovoltaics Business or Digital Products Business our business will be smaller and, therefore, we may fail to satisfy the continued listing standards of The NASDAQ Global Market. In the event that we are unable to satisfy the continued listing standards of The NASDAQ Global Market, our common stock may be delisted from that market. Any delisting of our common stock from the NASDAQ Global Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our shareholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our common stock and our business, financial condition and results of operations.

We will continue to incur the expenses of complying with public company reporting requirements following the closing of the Asset Sales.

After the Asset Sales, we will continue to be required to comply with the applicable reporting requirements of the Exchange
Act, even though compliance with such reporting requirements is economically burdensome.

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

We expect to consider from time to time further strategic opportunities that may involve acquisitions, dispositions, investments in joint ventures, partnerships, and other strategic alternatives that may enhance shareholder value, any of which may result in the use of a significant amount of our management resources or significant costs, and we may not be able to fully realize the potential benefit of such transactions.

We expect to continue to consider acquisitions, dispositions, investments in joint ventures, partnerships, and other strategic alternatives that may enhance shareholder value. The Strategy Committee of the Board and our management may from time to time be engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage financial advisor's, enter into non-disclosure agreements, conduct discussions, and undertake other actions that may result in one or more transactions. Although there would be uncertainty that any of these activities or discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management resources to analyzing and pursuing such a transaction, which could negatively impact our operations. In addition, we may incur significant costs in connection with seeking such transactions or other strategic alternatives regardless of whether the transaction is completed. In the event that we consummate an acquisition, dispositions, partnerships, or other or strategic alternatives in the future, we cannot assure you that we would fully realize the potential benefit of such a transaction and cannot predict the impact that such strategic transaction might have on our operations or stock price. We do not undertake to provide updates or make further comments regarding the evaluation of strategic alternatives, unless otherwise required by law.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. During the preparation of this Annual Report, we determined that there was a material weakness in our internal control over financial reporting as of September 30, 2014 relating to the accounting for the deferred tax valuation allowance. We have provided additional information regarding this material weakness, including our proposed remediation, in Part II, Item 9A, “Controls and Procedures.”

Management has dedicated resources to improving its control environment and initiated a remediation plan to improve our internal controls. We cannot be certain that these plans will ensure adequate controls over our financial processes and reporting in the future. We intend to continue implementing and monitoring changes to our processes to improve internal controls over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

For the fiscal years ended September 30, 2014, 2013 and 2012, our top five customers accounted for 35%, 34% and 33%, respectively, of our annual consolidated revenue. There can be no assurance that we will continue to achieve historical levels of sales of our products to our largest customers. Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of our revenue continues to depend on sales to a limited number of customers. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement, and our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales to one or more of our larger customers could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

The introduction of new products and more efficient production of existing products by our competitors have resulted and are likely in the future to result in price reductions, increases in expenses, and reduced demand for our products. In addition, some of our competitors may be willing to provide their products at lower prices, accept a lower profit margin, or spend more capital in order to obtain or retain business. Competitive pressures have required us to reduce the prices of some of our products. These competitive forces could diminish our market share and gross margins, resulting in an adverse effect on our business, financial condition, results of operations, and cash flows.

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

In addition, our products are typically embedded in, or deployed in conjunction with, our customers' products, which incorporate a variety of components, modules and subsystems and may be expected to interpolate with modules and subsystems produced by third parties. As a result, not all defects are immediately detectable and when problems occur, it may be difficult to identify the source of the problem. These problems may cause us to incur significant damages or warranty and repair costs, divert the attention of our engineering personnel from our product development efforts, and cause significant customer relations problems or loss of customers, all of which would harm our business. The occurrence of any defects in our products could also give rise to liability for damages caused by such defects. Although we carry product liability insurance to mitigate this risk, insurance may not adequately cover costs that may arise from defects in our products or otherwise, nor will it protect us from reputational harm that may result from such defects.

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

For the fiscal years ended September 30, 2014, 2013 and 2012, sales to customers located outside the U.S. accounted for approximately 36%, 36% and 32%, respectively, of our annual consolidated revenue, with revenue assigned to geographic regions based on our customers' billing address. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenue as we seek international expansion opportunities. Because of this, the following international commercial risks may adversely affect our revenue:

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

Provisions of the Dodd-Frank Act relating to “Conflict Minerals” has required us to disclose our use of “conflict minerals,” which will increase our costs and could raise reputational and other risks.
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

Certain provisions of New Jersey law, our charter and our agreements may make a takeover of our Company difficult even if such takeover could be beneficial to some of our shareholders.

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

On September 17, 2014, our Board of Directors adopted the Rights Plan to help preserve the value of our Tax Benefits by reducing the risk of limitation of our Tax Benefits. The Rights Plan is intended to reduce the likelihood that we will experience an ownership change by discouraging any person or group from becoming a “5% shareholder” or increasing their ownership of our common stock if they are already a “5% shareholder.” The Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock.  A third party that acquires 5% or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the Rights Plan through the issuance of common stock or common stock equivalents to all stockholders other than such acquiring person.

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

We cannot predict the timing, amount or nature of any distributions to our shareholders.

We have never declared or paid any dividends on our common stock. In addition, our credit and security agreement, as amended, with Wells Fargo Bank, National Association, currently prohibits distributions to our shareholders (other than distributions payable solely in our stock) and our board of directors is not currently able to predict the timing, amount or nature of, or the record dates for distributions, if any, to be made to our shareholders. In the event that we are unable to make a distribution to our shareholders or our board of directors determines not to make such a distribution, the success of an investment in our common stock will depend entirely upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Our restructuring and cost reduction activities could result in management distraction, operational disruptions and other adverse effects on our business.

We are currently implementing, and may in the future implement, certain restructuring and cost reduction activities with respect to our broadband fiber optics business. The restructuring efforts could divert the attention of our management away from our operations, harm our reputation, reduce our revenue and/or increase our expenses. There can be no assurance that the restructuring activities will be successful, including allowing the business to achieve EBITDA break-even within the current fiscal year or any later date.
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

.	Unresolved Staff Comments

Not Applicable.

.	Properties

The following chart contains certain information regarding each of our principal facilities.

Location	Function	Approximate Square Footage	Term (in calendar year)

Albuquerque, New Mexico	Corporate Headquarters (2) Manufacturing and research and development facilities for photovoltaic products	165,000	Facilities are 100% owned by us. Certain land is leased, which expires in 2050

Alhambra, California	Manufacturing and research and development facilities for fiber optics products	75,000	Several leases which expired in 2011; Another lease which expires in 2017 (1) and (3)

Newark, California	Research and development facilities for fiber optics products	30,000	Lease expires in 2016 (1)

Langfang, China	Manufacturing facility for fiber optics products	52,000	Multiple leases, which expire in 2017 (1)

Ivyland, Pennsylvania	Manufacturing and research and development facility for fiber optics products	9,000	Lease expires in 2016 (1)

Footnotes

(1)	Lease has the option to be renewed by us, subject to inflation and other adjustments.

(2)
As a result of the sale of substantially all of the assets and liabilities of the Photovoltaics reporting segment to Photon Acquisition Corporation on December 10, 2014, EMCORE no longer has the Albuquerque, New Mexico facility and the Alhambra, California facility has become the corporate headquarters and principal place of business. See “Recent Developments” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 - Subsequent Events in the notes to the consolidated financial statements for additional information.

(3)
Certain facility leases in Alhambra, California which have expired are being maintained on a month-to-month basis. On October 1, 2014, Emcore entered into a three year operating lease commitment to rent four research and development facilities. Also see Note 14 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information.

ITEM 3.     Legal Proceedings

See Note 14 - Commitments and Contingencies in the notes to our consolidated financial statements for disclosures related to our legal proceedings.

ITEM 4.     Mine Safety Disclosures

Not Applicable.

PART II.

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market and is quoted under the symbol "EMKR". The reported closing sale price of our common stock on December 5, 2014 was $5.15 per share. As of December 5, 2014, we had approximately 117 shareholders of record.  Many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, and we are unable to estimate the number of these shareholders.

Price Range of Common Stock

The price ranges presented below represents the highest and lowest sales prices for our common stock on the NASDAQ Global Market during each quarter over the two most recent fiscal years.

High and Low Sales Price Ranges of EMCORE Corporation's Common Stock	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2014	$4.33 - $5.62	$4.61 - $5.42	$3.50 - $5.30	$3.86 - $6.03

Fiscal 2013	$3.91 - $5.71	$4.36 - $6.75	$3.32 - $5.97	$3.59 - $4.84

Dividend Policy

We have never declared or paid dividends on our common stock since our formation. In addition, under the terms of our credit facility with Wells Fargo Bank, we agreed to not issue any dividends until full payment is made on any outstanding debt under the credit facility. The payment of dividends, if any, in the future is at the discretion of the Board of Directors.

Sales of Unregistered Securities

On October 3, 2012, pursuant to an underwriting agreement (the "Underwriting Agreement") with B. Riley & Co., LLC (the "Underwriter"), we sold and the Underwriter purchased (the "Offering"), subject to the terms and conditions expressed therein, 1,832,410 shares of the Company's common stock, without par value (the "Common Stock"), at a price per share of $5.19. The Offering raised approximately $9.5 million in net proceeds, which was used for general corporate purposes.
In addition, on September 18, 2013, pursuant to the Underwriting Agreement, we sold and the Underwriter to purchased, subject to the terms and conditions expressed therein, 2,875,000 shares of the Company's common stock, without par value, at a price per share of $4.09. The Offering raised approximately $11.7 million in net proceeds, which will be used for general corporate purposes.

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

Performance Graph

The following table and graph compares the cumulative total shareholders' return on our common stock for the five-year period from September 30, 2009 through September 30, 2014 with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Telecommunications Stock Index. The comparison assumes $100 was invested on September 30, 2009 in our common stock.  We did not declare, nor did we pay, any dividends during the comparison period.

The following stock performance graph does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this stock performance graph by reference therein.

Data Table	As of September 30,
	2009	2010	2011	2012	2013	2014
EMCORE Corporation	$100.00	$61.62	$76.15	$108.65	$86.15	$109.42
NASDAQ Composite	$100.00	$112.55	$116.28	$153.12	$189.49	$227.09
NASDAQ Telecommunications	$100.00	$104.72	$88.71	$104.26	$133.08	$146.15

ITEM 6. Selected Financial Data

In the tables below, we have provided you with consolidated financial data. We derived the statement of operations data for the fiscal years ended September 30, 2014, 2013, and 2012 and the balance sheet data as of September 30, 2014 and 2013 from our audited consolidated financial statements included in Financial Statements and Supplementary Data under Item 8 within this Annual Report. We derived the statement of operations data for the years ended September 30, 2011 and 2010 and the selected balance sheet data as of September 30, 2012, 2011, and 2010 from audited consolidated financial statements that are not included in this Annual Report. You should read this financial data together with our Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplementary Data under Item 8 within this Annual Report. Our historic results are not necessarily indicative of the results that may be expected in the future.

Selected Financial Data

Statements of Operations Data (in thousands, except loss per share)	For the Fiscal Years Ended September 30,
	2014	2013	2012	2011	2010
Revenue	$174,778	$168,147	$163,781	$200,928	$191,278
Gross profit	32,674	28,198	17,826	42,763	50,661
Operating (loss) income	(19,108)	220	(35,625)	(32,527)	(21,426)
Net income (loss)	4,852	4,988	(39,171)	(34,219)	(23,694)
Net income (loss) per basic and diluted share	$0.16	$0.19	$(1.66)	$(1.54)	$(1.14)

Balance Sheet Data (in thousands)	As of September 30,
	2014	2013	2012	2011	2010
Cash, cash equivalents and restricted cash	$22,169	$16,919	$9,129	$16,142	$21,242
Working capital	30,914	37,196	3,971	24,293	34,891
Total assets	191,342	173,714	169,866	170,298	177,838
Long-term liabilities	6,018	9,434	9,408	4,804	562
Shareholders' equity	112,347	101,179	69,023	98,436	113,432

Working capital, calculated as current assets minus current liabilities, is a financial metric we use that represents available operating liquidity.

Significant Transactions
Significant transactions that affect the comparability of our operating results and financial condition include:
Fiscal 2014

•
Transaction costs - For the fiscal year ended September 30, 2014, we recorded transaction costs and additional legal fees of $3.2 million associated with the sales of the Photovoltaics reporting segment and certain telecommunications product lines within our Fiber Optics reporting segment. This expense was recorded in our statements of operations and comprehensive loss within selling, general and administrative operating expense. See Note 18 - Subsequent Events for additional disclosures related to these asset sales.

•
We recorded a net deferred tax valuation allowance release of $24.1 million as an income tax benefit during fiscal year 2014. We expect that substantially all of the $24.1 million in deferred tax assets will be used in fiscal year 2015 when income tax expense is recorded as a result of the sale of the Photovoltaics Business, thus resulting in no cash received for the deferred tax assets. The Company's conclusion that it is more likely than not that the deferred tax assets will be realized is strongly influenced by the completed sale of the Photovoltaics Business in fiscal year 2015.

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

•
Stock Sales: During August 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of 50 million of our common or preferred stock, warrants or debt securities. On August 23, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date. On October 3, 2012 we sold 1,832,410 shares of common stock for net proceeds of $9.5 million. In addition, on September 18, 2013, we sold 2,875,000 shares of common stock for net proceeds of $11.7 million. See Note 15 - Equity for additional disclosures related to the stock sale.

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

Fiscal 2011

•
Joint Venture: We entered into a joint venture agreement in fiscal 2010 with San'an Optoelectronics Co., Ltd. (San'an) for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from us. The joint venture, Suncore Photovoltaic Technology Co., Ltd. (Suncore) was established in January 2011. To date, we have contributed $12.0 million in cash to Suncore as a capital contribution and have received $8.5 million of consulting fees from an affiliate of San'an. We accounted for our investment in Suncore using the equity method of accounting and we have recorded the consulting fees as a reduction to our investment in Suncore. During fiscal 2011, we held a 40% registered ownership in Suncore and we recorded a $1.8 million loss from this equity method investment which was primarily related to start-up activities. See Note 17 - Suncore Joint Venture in the notes to the consolidated financial statements for additional information related to our Suncore joint venture.

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

ITEM 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Sale of Photovoltaics Business

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with Photon Acquisition Corporation ("Photon"), a Delaware corporation and an affiliate of private equity firm Veritas Capital, pursuant to which Photon agreed to acquire substantially all of the assets, and assume substantially all of the liabilities, primarily related to or used in connection with the Company’s photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the "Photovoltaics Business" and, the sale of the Photovoltaics Business, the "Photovoltaics Asset Sale") for $150.0 million in cash, subject to a working capital adjustment pursuant to the Photovoltaics Agreement. At a special meeting of EMCORE's shareholders held on December 5, 2014, EMCORE's shareholders approved the Photovoltaics Asset Sale, and on December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

As a result the financial results of the Photovoltaics Business will be presented as discontinued operations on the Consolidated Statements of Operations beginning in the first quarter of fiscal year 2015. Accordingly, the Company will have one remaining reportable segment: Fiber Optics.
Planned Asset Sale Transaction with NeoPhotonics Corporation

On October 22, 2014, EMCORE entered into an Asset Purchase Agreement (the "Digital Products Agreement") with NeoPhotonics Corporation, a Delaware corporation ("NeoPhotonics") pursuant to which the Company has agreed to sell certain assets, and transfer certain liabilities of the Company's telecommunications business (collectively, the "Digital Products Business" and, the sale of the Digital Products Business, the "Digital Products Assets Sale") to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain adjustments, consisting of $1.5 million in cash at closing and a promissory note in the principal amount of $16.0 million (the "Promissory Note"). The Promissory Note will bear interest of 5.0% per annum for the first year and 13.0% per annum for the second year, payable semi-annually in cash, and matures two years from the closing of the transaction contemplated by the Digital Products Agreement. In addition, the promissory note will be subject to prepayments under certain circumstances, and will be secured by certain of the assets to be sold to NeoPhotonics in the transaction. The assets sold pursuant to the Digital Products Agreement include fixed assets, inventory, and intellectual property for the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business. The purchase price is subject to certain adjustments for inventory, net accounts receivable and pre-closing revenue levels, which will increase or decrease the principal amount under the Promissory Note as applicable. The transaction is subject to customary closing conditions and is expected to close by early January 2015.
As the result of this transaction, we expect financial results of the Digital Products Business to be classified as held for sale and reported as discontinued operations in the Company's consolidated financial statements in the first quarter of fiscal year 2015.
Following the closing of the Photovoltaics Asset Sale and the Digital Products Assets Sales, EMCORE will continue to operate its fiber optics division which provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV) and Fiber-To-The-Premise (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications.

Strategy Committee of the Board of Directors

The Company’s Board of Directors created a Strategy Committee of the Board of Directors in December 2013, which is charged with evaluating strategic opportunities for the Company that may enhance shareholder value. The Strategy Committee may from time to time consider strategic opportunities, such as acquisitions, dispositions and joint ventures, and may engage financial and other advisor's to assist it in doing so. There is no assurance that the Strategy Committee will identify further strategic opportunities that the Company will determine to pursue, or that the consideration of any such opportunity would result in the completion of a strategic transaction.

As discussed above, as part of the Strategy Committee’s strategic review process, the Company entered into two asset purchase agreements: the Photovoltaics Agreement and the Digital Products Agreement. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale. The transactions contemplated by the Digital Products Agreement are subject to customary closing conditions and expected to close by early January 2015. See Note 18 - Subsequent Events in the notes to the consolidated financial statements for additional information.

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

Since that announcement, we developed and implemented a plan to rebuild the impacted production lines at other locations, including an alternate facility of our contract manufacturer in Thailand, as well as our own manufacturing facilities in the United States and the PRC. We completed the plan to rebuild our production lines and returned to pre-flood capacity production levels as of September 2012. See Note 11 - Impact from Thailand Flood in the notes to the consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of September 30, 2014 and 2013 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Settlement of escrow amounts occurs over a two-year period and is subject to claim adjustments. During the fiscal year ended September 30, 2013, we resolved the purchase price contingencies resulting in the reduction of the purchase price by $1.1 million. The reduced purchase price is recorded as an offset to the escrow receivable of $2.6 million while an additional $0.4 million of gain on sale of assets was recognized during the fiscal year ended September 30, 2013. There remains a deferred gain of $3.4 million related to our indemnification obligation to SEI as of September 30, 2014 as claims have been made under the Master Purchase Agreement against these balances prior to the end of the indemnification period in May 2014. We are not able to determine at this time the outcome of any potential settlements associated with the remaining claims and as a result have not recorded any related adjustments to the deferred gain amount.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. The accounting estimates that require our most significant, difficult, and/or subjective judgments include:

•	the valuation of inventory, goodwill, intangible assets, warrants, and stock-based compensation;

•	assessment of recovery of long-lived assets;

•	asset retirement obligations and litigation contingencies;

•	revenue recognition associated with the percentage of completion method;

•	the allowance for doubtful accounts and warranty accruals;

•	the valuation allowance for deferred tax assets; and,

•	estimation of losses associated with the Thailand Flood.

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

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement with Photon to sell the Photovoltaics Business for $150.0 million in cash, subject to a working capital adjustment pursuant to the Photovoltaics Agreement. As of September 30, 2014, management performed the Step 1 test, which compares the fair value of the reporting unit with its carrying value, including goodwill. As of September 30, 2014, no impairment existed as EMCORE had assigned a fair value for the Photovoltaics Business which was in excess of the carrying value. On December 10, 2014, EMCORE completed the sale of its Photovoltaics Business to Photon. Also see Note 18 - Subsequent Events in the notes to the consolidated financial statements for additional information.

We will continue to monitor any changes in circumstances or triggering events that might indicate impairment of our goodwill. If there is a significant erosion of the Company’s market capitalization or the Photovoltaics reporting unit is unable to achieve its projected cash flows, we may be required to perform additional impairment tests. The outcome of these additional tests may result in the recording of goodwill impairment charges. See Note 8 - Goodwill in the notes to the consolidated financial statements for additional disclosures related to our goodwill.

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

Income Taxes

In accordance with the authoritative guidance on accounting for income taxes, we recognize income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.
The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of all available evidence, both positive and negative, and the relative weight of the evidence. With the exception of the completed Photovoltaics Business sale, we have determined that at this time it is more likely than not that deferred tax assets attributable to all other items will not be realized, primarily due to uncertainties related to our ability to utilize our net operating loss carryforwards before they expire. Accordingly, we have established a valuation allowance for such deferred tax assets which we do not expect to realize. If there is a change in our ability to realize our deferred tax assets for which a valuation allowance has been established, then our tax valuation allowance may decrease in the period in which we determine that realization is more likely than not. Likewise, if we determine that it is not more likely than not that deferred tax assets will be realized, then a valuation allowance may be established for such deferred tax assets and our tax provision may increase in the period in which we make the determination.

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

Warrant Valuation

As of September 30, 2014 and 2013, warrants representing 400,001 shares, of our common stock were outstanding. All of our warrants are classified as a liability since the warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to affect a mandatory exercise of each warrant. The valuation model requires the input of highly subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of the warrants is primarily due to the change in the closing price of our common stock. See Note 4 - Fair Value Accounting in the notes to the consolidated financial statements for additional disclosures related to our valuation of our outstanding warrants.

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

We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. During the fiscal year ended September 30, 2011, we completed a review of our asset retirement and environmental obligations and we recorded an asset retirement obligation with an offset to fixed assets totaling $4.8 million. The balance of the asset retirement obligation as of September 30, 2014 is $5.3 million. See Note 14 - Commitments and Contingencies in the notes to the consolidated financial statements for additional disclosures related to our asset retirement obligations.

Insurance Recoveries

Insurance recoveries related to impairment losses previously recorded and other recoverable expenses will be recognized up to the amount of our related loss or expense in the period that recoveries become realizable. Insurance recoveries under business interruption coverage and insurance gains in excess of amounts previously written off related to impaired inventory and equipment or in excess of other recoverable expenses previously recognized will be recognized when they become realizable and all contingencies have been resolved. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. As of September 30, 2014 and 2013, we have not recorded any estimated amounts relating to potential future insurance recoveries in our consolidated statement of operations.

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

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue.

	For the Fiscal Years Ended September 30,
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Cost of revenue	81.3	83.2	89.1
Gross profit	18.7	16.8	10.9
Operating expense (income):
Selling, general, and administrative	18.8	16.3	21.3
Research and development	10.9	11.9	13.6
Impairment	—	—	0.9
Litigation settlements, net	—	—	0.6
Flood-related loss	—	—	3.4
Flood-related insurance proceeds	—	(11.3)	(5.5)
Gain on sale of assets	(0.1)	(0.2)	(1.7)
Total operating expense	29.6	16.7	32.6
Operating (loss) income	(10.9)	0.1	(21.7)
Other income (expense):
Interest expense, net	(0.3)	(0.5)	(0.4)
Foreign exchange gain	—	0.2	—
Loss from equity method investment	—	—	(0.8)
Gain on sale of investment	0.2	—	—
Gain on sale of equity method investment	—	2.9	—
Change in fair value of financial instruments	—	0.3	—
Total other (expense) income	(0.1)	2.9	(1.2)
(Loss) income before income tax expense	(11.0)	3.0	(22.9)
Income tax benefit (expense)	13.8	(0.1)	(1.0)
Net income (loss)	2.8%	2.9%	(23.9)%

Comparison of financial results:

Revenue:

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2014 vs Fiscal 2013		Fiscal 2013 vs Fiscal 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Fiber Optics revenue	$101,552	$96,977	$96,153	$4,575	4.7%	$824	0.9%
Photovoltaics revenue	73,226	71,170	67,628	2,056	2.9%	3,542	5.2%
Total revenue	$174,778	$168,147	$163,781	$6,631	3.9%	$4,366	2.7%

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

Broadband product revenue:

•
For the fiscal year ended September 30, 2014, revenue from broadband products decreased 9.0% from the prior year. which was primarily driven by lower sales of our CATV products due to lower customer demand. Sales of our CATV products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represented the second largest percentage of our total fiber optics-related revenue.

•
For the fiscal year ended September 30, 2013, revenue from broadband products increased 2.0% from the prior year which was primarily driven by increased unit shipments of our CATV-related products primarily due to the impact of the Thailand flood in 2011 that adversely impacted our revenues in 2012. Sales of our CATV products, which include our (QAM) transmitters and receivers, represent the second largest percentage of our total fiber optics-related revenue.

Digital product revenue:

•
For the fiscal year ended September 30, 2014, revenue from digital products increased 27.9% from the prior year which was primarily driven by higher sales of our integrated tunable laser assemblies (ITLAs) due to increased customer demand. Our telecom optical-related product line, which includes tunable XFP, and ITLAs, represented the largest percentage of our total fiber optics-related revenue.

•
For the fiscal year ended September 30, 2013, revenue from digital products decreased 1.0% from the prior year which was primarily due to the sale of our enterprise digital product lines in 2012. Our telecom optical-related product line, which includes tunable XFP, and integrated tunable laser assemblies (ITLAs), represent the largest percentage of our total fiber optics-related revenue.

Our Fiber Optics segment accounted for 58%, 58% and 59% of our consolidated revenue for the fiscal years ended September 30, 2014, 2013 and 2012 respectively.

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

For the fiscal year ended September 30, 2014, revenue from photovoltaics increased approximately 3% from the prior year primarily due to higher revenues from our space cell products as a result of new contracts with existing customers. Sales of our satellite solar cells, CICs and panel products represented the largest percentage of our total photovoltaics-related revenue during this period. Historically, our Photovoltaics revenue has fluctuated significantly due to the timing of program completions and product shipments of major orders.

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

Our Photovoltaics segment accounted for 42%, 42% and 41% of our consolidated revenue for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Gross Profit:

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2014 vs Fiscal 2013		Fiscal 2013 vs Fiscal 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Fiber Optics gross profit	$11,765	$9,835	$4,322	$1,930	19.6%	$5,513	127.6%
Photovoltaics gross profit	20,909	18,363	13,504	2,546	13.9%	4,859	36.0%
Total gross profit	$32,674	$28,198	$17,826	$4,476	15.9%	$10,372	58.2%

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

Consolidated gross margins were 18.7%, 16.8% and 10.9% for fiscal years ended September 30, 2014, 2013 and 2012 respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.9 million, $1.1 million and $1.6 million during the fiscal years ended September 30, 2014 , 2013 and 2012 respectively.

Fiber Optics Gross Profit:

Fiber Optics gross margin was 11.6%, 10.1% and 4.5% for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Inventory excess and obsolescence expense totaled approximately $3.8 million, $1.9 million and $5.7 million during the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The inventory excess and obsolescence expense for the fiscal years ended September 30, 2014 and September 30, 2013 was primarily related to our digital product lines.

For the fiscal year ended September 30, 2014, gross margins increased from our broadband and digital product lines when compared to the same period during the prior year due to higher sales volume and products with higher gross margins.

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

Photovoltaics Gross Profit:

Photovoltaics gross margin was 28.6%, 25.8% and 20.0% for the fiscal years ended September 30, 2014 and 2013 and 2012 respectively. The increase in gross margin for the fiscal year ended September 30, 2014 compared to prior year is primarily due to a increase in sales of our higher margin space solar products in 2014. Additionally, included in gross margin for the fiscal year ended September 30, 2014 is $0.8 million of license technology revenue received from Suncore. See Note 17 - Suncore Joint Venture for additional disclosures related to the Suncore revenues.

For the fiscal year ended September 30, 2013, the increase in gross margin compared to the prior year is primarily due to higher revenues and the elimination of lower margin terrestrial system product lines that were sold to Suncore in September 2012.

Selling, General and Administrative (SG&A):

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2014 vs Fiscal 2013		Fiscal 2013 vs 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
SG&A expense	$32,785	$27,419	$34,861	$5,366	19.6%	$(7,442)	(21.3)%

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $2.4 million, $1.8 million and $3.9 million during the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

The increase in SG&A expense for the fiscal year ended September 30, 2014 when compared to the prior year was primarily attributable to transaction costs and additional legal fees of $3.2 million associated with the sales of the Photovoltaics and Digital Products Businesses and higher severance related costs of $1.3 million primarily associated with Mr. Larocca's and Dr. Hou's resignations.

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

As a percentage of revenue, SG&A expenses were 18.8%, 16.3% and 21.3% for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Research and Development (R&D):

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2014 vs 2013		Fiscal 2013 vs Fiscal 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
R&D expense	$19,097	$19,972	$22,338	$(875)	(4.4)%	$(2,366)	(10.6)%

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

Stock-based compensation expense within R&D totaled $1.2 million, $1.3 million and $2.3 million during the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

R&D expense for the fiscal year ended September 30, 2014 is consistent with the amount reported in the same periods during the prior year.

The decrease in R&D expense for the fiscal year ended September 30, 2013 when compared to the prior year was due to the sale of our vertical cavity surface emitting lasers (VCSEL)-based and enterprise-related product lines in May 2012 and the sale of the terrestrial system product lines in September 2012.

As a percentage of revenue, R&D expenses were 10.9% and 11.9% and 13.6% for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Other Operating (Income) Expense:

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2014 vs Fiscal 2013		Fiscal 2013 vs Fiscal 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Impairment	$—	$—	$1,425	$—	N/A	$(1,425)	(100.0)%
Litigation settlements, net	$—	$—	$1,050	$—	N/A	$(1,050)	(100.0)%
Flood-related loss	$—	$—	$5,519	$—	N/A	$(5,519)	(100.0)%
Flood-related insurance proceeds	$—	$(19,000)	$(9,000)	$19,000	100.0%	$(10,000)	(111.1)%
Gain on sale of assets	$(100)	$(413)	$(2,742)	$313	75.8%	$2,329	84.9%

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

Flood-related Insurance Proceeds:
During the fiscal year ended September 30, 2013 we received flood-related insurance proceeds of $19.0 million in the form of cash of $8.2 million, forgiveness of $5.6 million of outstanding capital lease obligations and $5.2 million of outstanding payables from our contract manufacturer. Flood-related insurance proceeds related to inventory and equipment destroyed by the Thailand flood are recognized when they become realized. We were not a named beneficiary of our contract manufacturer's insurance policy. No additional business interruption insurance proceeds associated with this event are anticipated. See Note 11 - Impact from Thailand Flood in the notes to the consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

We claimed damages and received proceeds of $5.0 million under our own comprehensive insurance policy relating to business interruption and we recorded this amount as flood-related insurance proceeds during the three months ended December 31, 2011. In September 2012, we received flood recoveries of $4.0 million from our contract manufacturer.

Gain on sale of assets
On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million.
See Note 1 - Description of Business in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

Operating (Loss) Income:

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2014 vs Fiscal 2013		Fiscal 2013 vs Fiscal 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Fiber Optics operating loss	$(25,400)	$(8,382)	$(26,684)	$(17,018)	203.0%	$18,302	68.6%
Photovoltaics operating income	6,292	8,602	(8,941)	(2,310)	(26.9)%	17,543	196.2%
Total operating (loss) income	$(19,108)	$220	$(35,625)	$(19,328)	(8,785.5)%	$35,845	100.6%

Operating (loss) income represents revenue less the cost of revenue and direct operating expenses incurred within the operating segments as well as allocated expenses such as shared service departments and gains on sale of unconsolidated affiliates. Operating (loss) income is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating (loss) income was (10.9)%, 0.1% and (21.7)% for the fiscal years ended September 30, 2014 , 2013 and 2012, respectively. The change in the Fiber Optics operating loss for the fiscal year ended September 30, 2014 compared to the same period in 2013 is primarily due to the $19.0 million of insurance proceeds received in 2013.

Included in our operating income for the fiscal years ended September 30, 2014 and 2013 were $0.8 million and $1.8 million, respectively of New Mexico incentive tax credits received. The amount received was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. There were no significant incentive tax credits received during the fiscal years ended September 30, 2012.

Other (Expense) Income:

(in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2014 vs Fiscal 2013		Fiscal 2013 vs Fiscal 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Interest expense, net	$(522)	$(800)	$(677)	$278	34.8%	(123)	(18.2)%
Foreign exchange gain	10	356	45	(346)	(97.2)%	311	691.1%
Loss from equity method investment	—	—	(1,201)	—	N/A	1,201	100.0%
Gain on sale of investment	307	—	—	307	N/A	—	N/A
Gain on sale of equity method investment	—	4,800	—	(4,800)	(100.0)%	4,800	N/A
Change in fair value of financial instruments	34	515	(69)	(481)	(93.4)%	584	846.4%
Other income	51	17	—	34	200.0%	17	N/A
Total other (expense) income	$(120)	$4,888	$(1,902)	$(5,008)	(102.5)%	$6,790	357.0%

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

Gain on Sale of Investment
During the fiscal year ended September 30, 2014, we sold our investment in a company that had a net book value of $0 at September 30, 2013, for $0.3 million.

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

Change in Fair Value of Financial Instruments
As of September 30, 2014 and September 30, 2013, warrants representing the right to purchase 400,001 shares of our common stock were outstanding.

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

Income Tax Benefit (Expense):

(in thousands, except percentages)	For the Fiscal Years ended September 30,			Fiscal 2014 vs Fiscal 2013		Fiscal 2013 vs Fiscal 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Income tax benefit (expense)	$24,080	$(120)	$(1,644)	$24,200	20,166.7%	$1,524	92.7%

During fiscal 2014, the Company determined that it was more likely than not that certain deferred tax assets would be realized upon the closing of the sale of the Photovoltaics Business after evaluating all positive and negative evidence. Prior to fiscal
2014, because of significant negative evidence including the Company’s lack of historical profitability on a continuing basis in future years, the Company determined that it was more likely than not that the deferred tax assets would not be realized.
However, with the completed sale of the Photovoltaics Business, the Company will realize a gain on the sale that will result in realization of a portion of our deferred tax asset. Upon considering the relative impact of all evidence, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that certain deferred tax assets would be realized and that the applicable valuation allowance should be released as of September 30,
2014.

The Company recorded a net deferred tax valuation allowance release of $24.1 million as an income tax benefit during fiscal year 2014. We expect that substantially all of the $24.1 million in deferred tax assets will be used in fiscal year 2015 when income tax expense is recorded as a result of closing the sale of the Photovoltaics Business on December 10, 2014, thus resulting in no cash received for the deferred tax assets. The Company believes its forecast of future taxable income is reasonable; however, it is inherently uncertain. The deferred tax valuation allowance is based primarily on estimates related to the taxable gains and losses on the sales of the Photovoltaics Business and Digital Products Business as well as estimates related to future taxable income. To the extent these estimates may change, it could have a significant effect on future income tax benefit or expense.
During the fiscal year ended September 30, 2012, as part of an equity recapitalization at our former Suncore joint venture we received a deemed capital distribution of $14.8 million. The deemed capital distribution was subject to a 10% foreign withholding tax. As a result, we were subject to a $1.6 million foreign tax expense and Suncore made a cash dividend for an equal amount. The foreign tax expense was treated as a tax credit for U.S. tax purposes.

For the fiscal years ended September 30, 2014, 2013 and 2012, the Company recorded income tax (benefit) expense of approximately $(24.1) million, $0.1 million and $1.6 million, respectively. Also see Note 13 - Income and other Taxes in the consolidated financial statements for additional information.

Net Income (Loss):

(in thousands, except percentages)	For the Fiscal Years ended September 30,			Fiscal 2014 vs Fiscal 2013		Fiscal 2013 vs Fiscal 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Net income (loss)	$4,852	$4,988	$(39,171)	$(136)	(2.7)%	$44,159	112.7%

Net income per basic and diluted share was $0.16 and $0.19 for the fiscal years ended September 30, 2014 and 2013, respectively. Net loss per basic and diluted share was $1.66 for the fiscal year ended September 30, 2012.

Order Backlog:

As of September 30, 2014, order backlog for our Photovoltaics segment totaled $71.2 million, an increase of 25% from $57.1 million reported as of September 30, 2013 primarily due to two customer orders. Order backlog is defined as purchase orders or supply agreements accepted by us and deferred revenue with expected product delivery and/or services to be performed within the next twelve months. From time to time, our customers may request that we delay shipment of certain orders and our order backlog could also be adversely affected if our customers unexpectedly cancel purchase orders that we have previously accepted.

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

As of September 30, 2014, cash and cash equivalents totaled $20.7 million and net working capital totaled approximately $30.9 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the fiscal year ended September 30, 2014, we earned net income of $4.9 million. Net cash provided from operating activities for the fiscal year ended September 30, 2014 totaled $1.0 million.

With respect to measures taken to improve liquidity:

•
Sale of Photovoltaics Business: On December 10, 2014, we completed the sale of our Photovoltaics Business for$150.0 million in cash, proceeds that are not reflected in the cash balances at September 30, 2014 above. These proceeds will provide us with working capital for fiscal year 2015 and beyond.

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank, National Association ("Wells Fargo"). The credit facility, as it has been amended through its sixth amendment, currently provides us with a revolving credit of up to $15.0 million through November 2015 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

On December 3, 2014, we entered into a Sixth Amendment to the credit facility, pursuant to which Wells Fargo agrees, to automatically release all encumbrances covering certain of the Company’s assets to be sold pursuant to the Photovoltaics Agreement and the Digital Products Agreement. In addition, on December 10, 2014, upon notice to Wells Fargo of the closing of the transaction contemplated by the Photovoltaics Agreement, the maximum borrowing allowed under the credit facility was reduced from $35.0 million to $15.0 million, and certain other changes to the borrowing base calculations went into effect.

As of September 30, 2014, we had a $26.5 million LIBOR rate loan outstanding under our credit facility, with an interest rate of 3.3%. As of September 30, 2014, the credit facility also had $1.9 million reserved for six outstanding stand-by letters of credit, leaving a remaining $2.5 million borrowing availability balance under this credit facility. As of December 10, 2014, there was no outstanding balance under this credit facility. We now expect at least 50% of the $15.0 million credit facility to be available for use during fiscal year 2015. See Note 12 - Credit Facilities for additional disclosures related to the credit facilities.

•
Stock Sales: During August 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $50 million of our common or preferred stock, warrants or debt securities. On August 23, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date as long as we continue to meet the eligibility requirements for the use of Form S-3. On October 3, 2012, we sold 1,832,410 shares of common stock of net proceeds of $9.5 million. In addition, on September 18, 2013, we sold 2,875,000 shares of common stock for net proceeds of $11.7 million, which was the second stock sale completed under the above referenced shelf registration.

We believe that our existing balances of cash and cash equivalents, the sale proceeds from the sale of the Photovoltaics Business and amounts expected to be available under our credit facility will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next twelve months.

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

Cash Flow:

Net Cash Provided By (Used In) Operating Activities

Operating Activities (in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2014 vs Fiscal 2013		Fiscal 2013 vs Fiscal 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Net cash provided by (used in) operating activities	$1,001	$(22,105)	$(15,002)	$23,106	104.5%	$(7,103)	(47.3)%

Fiscal 2014:
Our operating activities provided cash of $1.0 million primarily due to our net income of $4.9 million, changes in our current assets and liabilities (or working capital components) of $5.0 million, depreciation, amortization and accretion expense of $8.5 million, stock-based compensation expense of $4.4 million, warranty provision of $2.1 million, losses on inventory purchase commitments of $0.3 million and allowance for doubtful accounts of $0.2 million, partially offset by deferred income taxes of $24.1 million and the gain on sale of investment of $0.3 million. The change in our current assets and liabilities was primarily the result of a decrease in inventory of $5.5 million, other assets of $2.9 million and an increase in accounts payable of $3.1 million, partially offset by a decrease in accrued expenses and other liabilities of $3.1 million and an increase in accounts receivable of $3.3 million.

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

Net Cash (Used In) provided by Investing Activities

Investing Activities (in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2014 vs Fiscal 2013		Fiscal 2013 vs Fiscal 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Net cash (used in) provided by investing activities	$(3,261)	$3,829	$5,274	$(7,090)	(185.2)%	$(1,445)	(27.4)%

Fiscal 2014:
Our investing activities consumed $3.3 million of cash primarily from capital related expenditures of $3.0 million, the funding of restricted cash of $ $0.7 million, partially offset by cash proceeds of $0.3 million from the sale of an investment.

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

Net Cash Provided By Financing Activities

Financing Activities (in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2014 vs Fiscal 2013		Fiscal 2013 vs Fiscal 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Net cash provided by financing activities	$6,576	$25,284	$3,015	$(18,708)	(74.0)%	$22,269	738.6%

Fiscal 2014:
Our financing activities provided cash of $6.6 million primarily from $4.8 million of proceeds related to borrowings from our bank credit facility, and $1.8 million in proceeds from stock plan transactions. See Note 1 - Description of Business in the notes to the consolidated financial statements for information related to borrowings from our bank credit facility.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments for the next five fiscal years are summarized in the table below:

(in thousands)		For the Fiscal Years Ended September 30,
	Total	2015	2016 to 2017	2018 to 2019	2020 and later
Purchase obligations	$43,762	$28,375	$7,756	$1,354	$6,277
Credit facility	26,518	26,518	—	—	—
Asset retirement obligations	7,579	265	40	4,799	2,475
Operating lease obligations	5,238	1,156	1,548	154	2,380
Total contractual obligations and commitments	$83,097	$56,314	$9,344	$6,307	$11,132

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

Credit Facility
On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank, National Association ("Wells Fargo"). The credit facility, as it has been amended through its sixth amendment, currently provides us with a revolving credit of up to $15.0 million through November 2015 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

On December 3, 2014, we entered into a Sixth Amendment to the credit facility, pursuant to which Wells Fargo agrees, to automatically release all encumbrances covering certain of the Company’s assets to be sold pursuant to the Photovoltaics Agreement and the Digital Products Agreement. In addition, on December 10, 2014, upon notice to Wells Fargo of the closing of the transaction contemplated by the Photovoltaics Agreement, the maximum borrowing allowed under the credit facility was reduced from $35.0 million to $15.0 million, and certain other changes to the borrowing base calculations went into effect.

As of September 30, 2014, we had a $26.5 million LIBOR rate loan outstanding, with an interest rate of 3.3%. As of September 30 2014, the credit facility had $1.9 million reserved under six outstanding standby letters of credit leaving a remaining $2.5 million borrowing availability balance under this credit facility. As of December 10, 2014, there was no outstanding balance under this credit facility. We now expect at least 50% of the $15.0 million credit facility to be available for use during fiscal year 2015. See Note 12 - Credit Facilities for additional information related to our bank credit facility.

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

We recognize gains and losses due to the effect of exchange rate changes on foreign currency primarily due to our operations in in China. The assets and liabilities of our foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet dates, and the revenue and expense amounts are translated at the average rate during the applicable periods reflected on the consolidated statements of operations and comprehensive loss. Foreign currency translation adjustments are recorded as accumulated other comprehensive income. Gains and losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive loss. A majority of the gain or losses recorded relates to the change in value of the yuan renminbi relative to the U.S. dollar.

During the normal course of business, we are exposed to market risks associated with fluctuations in foreign currency exchange rates, primarily the yuan renminbi. To reduce the impact of these risks on our earnings and to increase the predictability of cash flows, we use natural offsets in receipts and disbursements within the applicable currency as the primary means of reducing the risk.

Some of our foreign suppliers may adjust their prices (in US dollars) from time to time to reflect currency exchange fluctuations, and such price changes could impact our future financial condition or results of operations. We do not currently hedge our foreign currency exposure.

Interest Rate Risks
On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank, National Association ("Wells Fargo"). As of September 30, 2014, we had a $26.5 million LIBOR rate loan outstanding under our credit facility, with an interest rate of 3.3%. As of September 30, 2014, the credit facility also had $1.9 million reserved for six outstanding stand-by letters of credit, leaving a remaining $2.5 million borrowing availability balance under this credit facility. As of December 10, 2014, there was no outstanding balance under this credit facility.

The credit facility, as it has been amended through its sixth amendment currently provides us with a revolving credit of up to $15.0 million through November 2015 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. We now expect at least 50% of the $15.0 million credit facility to be available for use during fiscal year 2015. See Note 12 - Credit Facilities for additional information related to our bank credit facility.

Based on the LIBOR rate loans outstanding under our credit facility during fiscal year ended September 30, 2014, a hypothetical 50 basis points increase in interest rates would have resulted in additional interest expense of $23,000.

Inflation Risks
Inflationary factors, such as increases in material costs and operating expenses, may adversely affect our results of operations and cash flows. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, an increase in the rate of inflation in the future may have an adverse effect on the levels of gross profit and operating expenses as a percentage of revenue if the sales prices for our products do not proportionately increase with these increases in expenses.

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

ITEM 8.    Financial Statements

EMCORE CORPORATION
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Fiscal Years Ended September 30, 2014, 2013 and 2012
(in thousands, except net income (loss) per share)

	For the Fiscal Years Ended September 30,
	2014	2013	2012
Revenue	$174,778	$168,147	$163,781
Cost of revenue	142,104	139,949	145,955
Gross profit	32,674	28,198	17,826
Operating expense (income):
Selling, general, and administrative	32,785	27,419	34,861
Research and development	19,097	19,972	22,338
Impairment	—	—	1,425
Litigation settlements, net	—	—	1,050
Flood-related loss	—	—	5,519
Flood-related insurance proceeds	—	(19,000)	(9,000)
Gain on sale of assets	(100)	(413)	(2,742)
Total operating expense	51,782	27,978	53,451
Operating (loss) income	(19,108)	220	(35,625)
Other income (expense):
Interest expense, net	(522)	(800)	(677)
Foreign exchange gain	10	356	45
Loss from equity method investment	—	—	(1,201)
Gain on sale of investment	307	—	—
Gain on sale of equity method investment	—	4,800	—
Change in fair value of financial instruments	34	515	(69)
Other income	51	17	—
Total other (expense) income	(120)	4,888	(1,902)
(Loss) income before income tax expense	(19,228)	5,108	(37,527)
Income tax benefit (expense)	24,080	(120)	(1,644)
Net income (loss)	$4,852	$4,988	$(39,171)
Foreign exchange translation adjustment	214	247	464
Comprehensive income (loss)	$5,066	$5,235	$(38,707)
Per share data:
Net income (loss) per basic share	$0.16	$0.19	$(1.66)
Net income (loss) per diluted share	$0.16	$0.19	$(1.66)
Weighted-average number of basic shares outstanding	30,453	26,531	23,559
Weighted-average number of diluted shares outstanding	30,777	26,812	23,559

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Balance Sheets
As of September 30, 2014 and 2013
(in thousands, except per share data)

	As of	As of
	September 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$20,687	$16,104
Restricted cash	1,482	815
Accounts receivable, net of allowance of $133 and $3,363, respectively	44,864	41,826
Inventory	26,072	32,115
Deferred income taxes, net	3,908	—
Prepaid expenses and other current assets	6,878	9,437
Total current assets	103,891	100,297
Property, plant, and equipment, net	44,987	49,744
Goodwill	20,384	20,384
Other intangible assets, net	1,142	2,159
Deferred income taxes, net	20,172	—
Other non-current assets, net of allowance of $3,561 and $3,533, respectively	766	1,130
Total assets	$191,342	$173,714
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$26,518	$21,706
Accounts payable	22,292	19,643
Deferred gain associated with sale of assets	3,400	—
Warrant liability	122	155
Accrued expenses and other current liabilities	20,645	21,597
Total current liabilities	72,977	63,101
Asset retirement obligations	5,263	5,053
Deferred gain associated with sale of assets	—	3,400
Other long-term liabilities	755	981
Total liabilities	78,995	72,535
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 31,149 shares issued and 31,109 shares outstanding as of September 30, 2014; 30,022 shares issued and 29,982 shares outstanding as of September 30, 2013	755,368	749,266
Treasury stock, at cost; 40 shares	(2,071)	(2,071)
Accumulated other comprehensive income	1,837	1,623
Accumulated deficit	(642,787)	(647,639)
Total shareholders’ equity	112,347	101,179
Total liabilities and shareholders’ equity	$191,342	$173,714

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Shareholders' Equity
For the Fiscal Years Ended September 30, 2014, 2013, and 2012
(in thousands)

	Shares of Common Stock	Value of Common Stock	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
Balance as of September 30, 2011	23,481	$713,063	$(2,083)	$912	$(613,456)	$98,436
Net loss					(39,171)	(39,171)
Translation adjustment				464		464
Stock-based compensation	603	8,038				8,038
Stock option exercises	17	75				75
Issuance of common stock - ESPP	250	1,091				1,091
Issuance of common stock - ODPP	21	90				90
Issuance of treasury stock	—	(12)	12			—
Balance as of September 30, 2012	24,372	722,345	(2,071)	1,376	(652,627)	69,023
Net income					4,988	4,988
Translation adjustment				247		247
Stock-based compensation	475	4,027				4,027
Stock option exercises	79	395				395
Issuance of common stock - ESPP	344	1,292				1,292
Issuance of common stock - ODPP	5	18				18
Issuance of common stock from stock sales	4,707	21,189				21,189
Balance as of September 30, 2013	29,982	749,266	(2,071)	1,623	(647,639)	101,179
Net income					4,852	4,852
Translation adjustment				214		214
Stock-based compensation	633	4,074				4,074
Stock option exercises	120	573				573
Issuance of common stock - ESPP	341	1,182				1,182
Issuance of common stock - ODPP	2	8				8
Issuance of common stock - BOD	31	265				265
Balance as of September 30, 2014	31,109	$755,368	$(2,071)	$1,837	$(642,787)	$112,347

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the Fiscal Years Ended September 30, 2014, 2013 and 2012
(in thousands)

	For the Fiscal Years Ended September 30,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$4,852	$4,988	$(39,171)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Impairment	—	—	1,425
Depreciation, amortization, and accretion expense	8,518	8,688	9,420
Stock-based compensation expense	4,439	4,209	7,756
Deferred income taxes	(24,080)	—	—
Gain on sale of an investment	(307)	(4,800)	—
Provision adjustments related to doubtful accounts	245	119	(158)
Provision adjustments related to product warranty	2,114	2,914	(49)
Provision for losses on inventory purchase commitments	306	—	2,344
Loss from equity method investment	—	—	1,201
Change in fair value of financial instruments	(34)	(515)	69
Net (gain) loss on disposal of equipment	(100)	—	147
Flood-related loss	—	—	5,519
Non-cash insurance proceeds	—	(16,134)	(2,609)
Gain on sale of assets	—	(338)	(2,742)
Total non-cash adjustments	(8,899)	(5,857)	22,323
Changes in operating assets and liabilities:
Accounts receivable	(3,290)	(4,967)	(1,707)
Inventory	5,481	2,016	(9,807)
Other assets	2,879	5,370	(3,889)
Accounts payable	3,113	(14,032)	10,610
Accrued expenses and other current liabilities	(3,135)	(9,623)	6,639
Total change in operating assets and liabilities	5,048	(21,236)	1,846
Net cash provided by (used in) operating activities	1,001	(22,105)	(15,002)
Cash flows from investing activities:
Cash proceeds from sale of investment	307	—	—
Cash proceeds from sale of equity method investment	—	4,800
Purchase of equipment	(3,001)	(7,242)	(12,211)
Deposits on equipment orders	—	(3)	(351)
Flood-related insurance proceeds from equipment	—	5,373	2,609
Dividend from an unconsolidated affiliate	—	—	1,644
Proceeds from sale of assets	—	1,150	13,121
Decrease (increase) in restricted cash	(667)	(733)	462
Proceeds from disposal of property, plant and equipment	100	484	—
Net cash (used in) provided by investing activities	(3,261)	3,829	5,274
Cash flows from financing activities:
Net proceeds from borrowings from credit facilities	4,813	2,390	1,759
Proceeds from sale of common stock	—	21,189	—
Proceeds from stock plans	1,763	1,705	1,256
Net cash provided by financing activities	6,576	25,284	3,015
Effect of exchange rate changes on foreign currency	267	49	162
Net increase (decrease) in cash and cash equivalents	4,583	7,057	(6,551)
Cash and cash equivalents at beginning of period	16,104	9,047	15,598
Cash and cash equivalents at end of period	$20,687	$16,104	$9,047
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the Fiscal Years Ended September 30, 2014, 2013 and 2012
(in thousands)

	For the Fiscal Years Ended September 30,
	2014	2013	2012
Cash paid during the period for interest	$429	$704	$514
Cash paid during the period for income taxes	$—	$15	$1,644
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of equipment under capital lease	$—	$—	$4,411
Sale of assets to Suncore for current receivable	$—	$—	$2,934
Forgiveness of capital lease and accounts payable	$—	$10,761	$—
The accompanying notes are an integral part of these consolidated financial statements.

EMCORE Corporation
Notes to our Consolidated Financial Statements

NOTE 1.	Description of Business

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

Sale of Photovoltaics Business

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “ Photovoltaics Agreement”) with Photon Acquisition Corporation ("Photon"), a Delaware corporation and an affiliate of private equity firm Veritas Capital, pursuant to which Photon agreed to acquire substantially all of the assets, and assume substantially all of the liabilities, primarily related to or used in connection with the Company’s photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the "Photovoltaics Business" and, the sale of the Photovoltaics Business, the "Photovoltaics Asset Sale") for $150.0 million in cash, subject to a working capital adjustment pursuant to the Photovoltaics Agreement. At a special meeting of EMCORE's shareholders held on December 5, 2014, EMCORE's shareholders approved the Photovoltaics Asset Sale and, on December 10, 2014 EMCORE completed the Photovoltaics Asset Sale.

As a result, the financial results of the Photovoltaics Business will be presented as discontinued operations on the Consolidated Statements of Operations beginning in the first quarter of fiscal year 2015. Accordingly, the Company will have one remaining reportable segment: Fiber Optics.

Planned Asset Sale Transaction with NeoPhotonics Corporation

On October 22, 2014, EMCORE entered into an Asset Purchase Agreement (the "Digital Products Agreement" ) with NeoPhotonics Corporation, a Delaware Corporation ("NeoPhotonics") pursuant to which the Company has agreed to sell certain assets, and transfer certain liabilities of the Company's telecommunications business (collectively, the "Digital Products Business" and, the sale of the Digital Products Business, the "Digital Products Assets Sale") to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain adjustments, consisting of $1.5 million in cash at closing and a promissory note in the principal amount of $16.0 million (the "Promissory Note"). The Promissory Note will bear interest of 5.0% per annum for the first year and 13.0% per annum for the second year, payable semi-annually in cash, and matures two years from the closing of the transaction contemplated by the Digital Products Agreement. In addition, the promissory note will be subject to prepayments under certain circumstances, and will be secured by certain of the assets to be sold to NeoPhotonics in the transaction. The assets sold pursuant to the Digital Products Agreement include fixed assets, inventory, and intellectual property for the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business. The purchase price is subject to certain adjustments for inventory, net accounts receivable and pre-closing revenue levels, which will increase or decrease the principal amount under the Promissory Note as applicable. The transaction is subject to customary closing conditions and is expected to close by early January 2015.
As the result of this transaction, we expect assets and liabilities of the Digital Products Business to be classified as held for sale and the financial results to be reported as discontinued operations in the Company's consolidated financial statements in the first quarter of fiscal year 2015. See Note 18 - Subsequent Events for additional information.
Following the closing of the Photovoltaics and Digital Products Assets Sales EMCORE will continue to operate its fiber optics division which provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV) and Fiber-To-The-Premise (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications.

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of September 30, 2014 and 2013 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. Settlement of escrow amounts occurs over a two-year period and is subject to claim adjustments. During the fiscal year ended September 30, 2013, we resolved the purchase price contingencies resulting in the reduction of the purchase price by $1.1 million. The reduced purchase price is recorded as an offset to the escrow receivable of $2.6 million while an additional $0.4 million of gain on sale of assets was recognized during the fiscal year ended September 30, 2013. There remains a deferred gain of $3.4 million related to our indemnification obligation to SEI as of September 30, 2014 as claims have been made under the Master Purchase Agreement against these balances prior to the end of the indemnification period in May 2014. We are not able to determine at this time the outcome of any potential settlements associated with the remaining claims and as a result have not recorded any related adjustments to the deferred gain amount.

In May 2012, we also entered into a separate facility lease and transition services agreement (TSA) with SEI related to financial services, supply chain, facility, and information infrastructure support functions to be provided by us. We believe the values assigned to the facility lease and TSA approximate fair value. During the fiscal years ended September 30, 2014 and 2013, we recognized $3.3 million and $2.8 million, respectively, related to TSA fees and facility rental income which was recorded as a benefit against operating expenses incurred for such services.

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

As of September 30, 2014, cash and cash equivalents totaled $20.7 million and net working capital totaled approximately $30.9 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the fiscal year ended September 30, 2014, we earned net income of $4.9 million. Net cash provided from operating activities for the fiscal year ended September 30, 2014 totaled $1.0 million.

We will use a portion of the proceeds from the Asset Sales to pay for transaction costs associated with the Asset Sales, make payments required pursuant to existing retention award agreements, repay certain indebtedness and for general working capital purposes. The remaining proceeds from the Asset Sales may be used, at the discretion of our Board, to repay other indebtedness, provide liquidity to the Company's shareholders through one or more special dividends or repurchases of outstanding shares of the Company's common stock, invest in our Other Businesses, or a combination thereof.

With respect to measures taken to improve liquidity:

•
Sale of Photovoltaics Business: On December 10, 2014, we completed the sale of our Photovoltaics Business for$150.0 million in cash proceeds that are not reflected in the cash balances at September 30, 2014. These proceeds will provide us with working capital for fiscal year 2015 and beyond.

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank, National Association ("Wells Fargo"). The credit facility, as it has been amended through its sixth amendment, currently provides us with a revolving credit of up to $15.0 million through November 2015 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

On December 3, 2014, we entered into a Sixth Amendment to the credit facility, pursuant to which Wells Fargo agrees, to automatically release all encumbrances covering certain of the Company’s assets to be sold pursuant to the Photovoltaics Agreement and the Digital Products Agreement. In addition, on December 10, 2014, upon notice to Wells Fargo of the closing of the transaction contemplated by the Photovoltaics Agreement, the maximum borrowing allowed under the credit facility was reduced from $35.0 million to $15.0 million, and certain other changes to the borrowing base calculations went into effect.

As of September 30, 2014, we had a $26.5 million LIBOR rate loan outstanding under our credit facility, with an interest rate of 3.3%. As of September 30, 2014, the credit facility also had $1.9 million reserved for six outstanding stand-by letters of credit, leaving a remaining $2.5 million borrowing availability balance under this credit facility. As of December 10, 2014, there was no outstanding balance under this credit facility. We now expect at least 50% of the $15.0 million credit facility to be available for use during fiscal year 2015. See Note 12 - Credit Facilities for additional disclosures related to the credit facilities.

•
Stock Sales: During August 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $50 million of our common or preferred stock, warrants or debt securities. On August 23, 2012, the registration statement was declared effective by the SEC, which will allow us to access the capital markets for the three year period following this effective date as long as we continue to meet the eligibility requirements for the use of Form S-3. On October 3, 2012, we sold 1,832,410 shares of common stock of net proceeds of $9.5 million. In addition, on September 18, 2013, we sold 2,875,000 shares of common stock for net proceeds of $11.7 million, which was the second stock sale completed under the above referenced shelf registration.

We believe that our existing balances of cash and cash equivalents, the sale proceeds from the sale of the Photovoltaics Business and amounts expected to be available under our credit facility will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next twelve months.

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

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. The accounting estimates that require our most significant, difficult, and/or subjective judgments include:

•	the valuation of inventory, goodwill, intangible assets, warrants, and stock-based compensation;

•	depreciation, amortization and assessment of recovery of long-lived assets;

•	asset retirement obligations and contingencies, including litigation and indemnification-related;

•	revenue recognition associated with the percentage of completion method;

•	the allowance for doubtful accounts and warranty accruals;

•	the valuation allowance for deferred tax assets; and,

•	impairment and other losses associated with the Thailand Flood.

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

Property, Plant, and Equipment. Our property, plant, and equipment is recorded at cost. Plant and equipment are depreciated on a straight-line basis over the following estimated useful lives of the assets:

Estimated Useful Life
Buildings and improvements	—	forty years
Equipment	—	three to ten years
Furniture and fixtures	—	five years
Computer hardware and software	—	three to seven years
Leasehold improvements	—	five to seven years

Leasehold improvements are amortized over the lesser of the asset life or the life of the facility lease. Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives of the related asset. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in the consolidated statement of operations and comprehensive (loss) income.

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

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement with Photon to sell the Photovoltaics Business for $150.0 million in cash, subject to working capital adjustments. As of September 30, 2014, management performed the Step 1 test, which compares the fair value of the reporting unit with its carrying value, including goodwill. As of September 30, 2014, no impairment existed. On December 10, 2014 EMCORE completed the sale of its Photovoltaics Business to Photon. See Note 18 - Subsequent Events for additional information.

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

We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. We previously completed a review of our asset retirement and environmental obligations and we recorded an asset retirement obligation with an offset to fixed assets totaling $5.3 million and $5.1 million as of September 30, 2014 and 2013, respectively.

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

Equity investments. We accounted for our equity investment in our Suncore joint venture in accordance with ASC 323, Investments - Equity Method and Joint Ventures. An equity investment in which we exercised significant influence but did not control and were not the primary beneficiary, was accounted for using the equity method. We regularly reviewed our investment to determine whether a decline in fair value below the cost basis was other than temporary. In our opinion, neither San'an nor EMCORE held a controlling financial interest in Suncore because neither party had exclusive authority over decision-making related to significant ordinary course of business actions such as establishing a budget, compensation, and the hiring and firing of certain executive personnel. In June 2013, we entered into an agreement to sell our 40% registered ownership interest in Suncore to San'An for a purchase price of $4.8 million. The sale closed during the fourth quarter of fiscal 2013.

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

We also participate in cost-sharing research and development arrangements. Under such arrangements in which the actual costs of performance are split between the U.S. government and us on a best efforts basis, no revenue is recorded and our research and development expense is reduced for the amount of the cost-sharing receipts. U.S. government contracts are subject to audit by respective entities.

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

Insurance Recoveries. Insurance recoveries related to impairment losses previously recorded and other recoverable expenses will be recognized up to the amount of our related loss or expense in the period that recoveries become realizable. Insurance recoveries under business interruption coverage and insurance gains in excess of amounts previously written off related to impaired inventory and equipment or in excess of other recoverable expenses previously recognized will be recognized when they become realizable and all contingencies have been resolved. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. As of September 30, 2014, we do not expect to receive any further insurance recoveries.

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

Comprehensive Income (Loss). ASC 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statement that is displayed with the same prominence as other financial statements. Our comprehensive (loss) income consists of both net (loss) income and foreign currency translation adjustments and it is presented in the accompanying consolidated statements of operations and comprehensive (loss) income.

Income (Loss) Per Share. We are required, in periods in which we have net income, to calculate basic income per share using the two-class method. The two-class method is required because our unvested restricted stock awards are considered participating securities as these securities have the right to receive dividends or dividend equivalents should we declare dividends on our common stock. Under the two-class method, during periods of net income, net income is first reduced for distributions declared on all classes of securities to arrive at undistributed earnings. The undistributed earnings are then allocated on a pro-rata basis between the common shareholders and participating securities holders. The weighted-average number of common shares and participating securities outstanding during the period is then used to calculate basic income per share.

In periods in which we have a net loss, basic loss per share is calculated by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. For the fiscal year ended 2012, non-vested restricted stock awards of 0.2 million, were excluded from the computation of basic loss per share since net losses were not allocated to these participating securities.
For diluted income (loss) per share, the denominator includes all outstanding common shares and all potential dilutive common shares to be issued. For the fiscal years ended September 30, 2014, 2013 and 2012, we excluded 1.9 million, 2.4 million and 4.0 million, respectively, of weighted average outstanding stock options, restricted stock awards, restricted stock units and warrants from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.

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

•
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard changes the criteria for reporting discontinued operations. Under the accounting standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when either it qualifies as held for sale, disposed of by sale, or disposed of other than by sale. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. While early adoption is allowed, we have determined that we would not early adopt and as a result, this accounting standard update will be effective for our fiscal year beginning on October 1, 2015. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

•
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning October 1, 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We anticipate this standard will have a material impact, and we are currently evaluating the impact this standard will have on our Consolidated Financial Statements.

•
In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. The new standard requires a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period be accounted for as a performance condition. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year, and early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The guidance may be applied on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the date of adoption. This accounting standard update will be effective for our fiscal year beginning October 1, 2016. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

•
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. In addition, the standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. This accounting standard update will be effective for our fiscal year beginning October 1, 2017. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

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

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table lists our financial assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurement
(in thousands)	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
As of September 30, 2014
Assets:
Cash and cash equivalents	$20,687	—	—	$20,687
Restricted cash	1,482	—	—	1,482
Liabilities:
Warrant liability	—	122	—	122
As of September 30, 2013
Assets:
Cash and cash equivalents	$16,104	—	—	$16,104
Restricted cash	815	—	—	815
Liabilities:
Warrant liability	—	155	—	155

Cash consists primarily of bank deposits or, occasionally, highly liquid short-term investments with a maturity of three months or less at the time of purchase.

Restricted cash represents temporarily restricted deposits held as compensating balances against short-term borrowing arrangements.

As of September 30, 2014 and 2013, warrants representing the right to purchase 400,001 shares of our common stock were outstanding. All of our warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive (loss) income when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to effect a mandatory exercise of each warrant. The valuation model requires the input of subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of our warrants has been primarily due to the change in the closing price of our common stock.

Assumptions used in Monte Carlo Option Valuation Model	Warrants issued on October 1, 2009
	As of September 30, 2014	As of September 30, 2013
Number of warrants issued	400,001	400,001
Expiration date	4/1/2015	4/1/2015
Exercise price	$6.76 - $9.44	$6.76 - $9.44
Expected dividend yield	—	—
Expected stock price volatility	51.71%	51.52%
Risk-free interest rate	0.30%	0.22%
Expected term (in years)	0.5	1.5
Total warrant valuation	$121,667	$155,000

The carrying amounts of accounts receivable, prepaid expenses and other current assets, borrowings from our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

Impairment tests related to our goodwill and long-lived assets involves comparing fair value to carrying amount. See Note 8 - Goodwill and Note 9 - Intangible Assets for disclosures related to recent long-lived asset impairment tests.

NOTE 5.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	September 30, 2014	September 30, 2013
Accounts receivable	$40,882	$39,827
Accounts receivable – unbilled	4,115	5,362
Accounts receivable, gross	44,997	45,189
Allowance for doubtful accounts	(133)	(3,363)
Accounts receivable, net	$44,864	$41,826

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

As of September 30, 2014 and 2013, we had $8.0 million and $9.2 million, respectively, of accounts receivable recorded using the percentage of completion method. Of these amounts, $4.8 million was invoiced and $3.2 million was unbilled as of September 30, 2014 and $4.6 million was invoiced and $4.6 million was unbilled as of September 30, 2013.

Included in accounts receivable, net at September 30, 2013 is $6.5 million from sales to Suncore. Beginning with fiscal year 2014, Suncore is no longer considered a related party and therefore no corresponding information is presented. See Note 17 - Suncore Joint Venture for additional disclosures related to Suncore.

The following table summarizes the changes in the allowance for doubtful accounts within accounts receivable:

Allowance for Doubtful Accounts (in thousands)	For the Fiscal Years Ended September 30,
	2014	2013	2012
Balance at beginning of period	$3,363	$3,279	$3,332
Provision adjustment - expense, net of recoveries	245	119	(53)
Write-offs and other adjustments - additions (deductions) to receivable balances	(3,475)	(35)	—
Balance at end of period	$133	$3,363	$3,279

The decrease in the allowance for doubtful accounts during the fiscal year ended September 30, 2014 is primarily due to historical amounts that were written off.

NOTE 6.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	September 30, 2014	September 30, 2013
Raw materials	$11,380	$12,094
Work in-process	5,700	4,122
Finished goods	8,992	15,899
Inventory	$26,072	$32,115

NOTE 7.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	September 30, 2014	September 30, 2013
Land	$1,502	$1,502
Building and improvements	17,846	18,423
Equipment	21,022	23,134
Furniture and fixtures	67	95
Computer hardware and software	756	933
Leasehold improvements	2,278	3,029
Construction in progress	1,516	2,628
Property, plant, and equipment, net	$44,987	$49,744

As of September 30, 2014 and 2013, accumulated depreciation was approximately $87.0 million and $79.9 million, respectively. Depreciation expense totaled $7.3 million, $7.2 million and $7.5 million during the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Also See Note 11 - Impact from Thailand Flood for additional disclosures related to the impact of the Thailand flood on our operations.

NOTE 8.	Goodwill

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

Impairment Testing - Fiscal 2014:
On September 17, 2014, EMCORE entered into an Asset Purchase Agreement with Photon to sell the Photovoltaics Business for $150.0 million in cash, subject to working capital adjustments pursuant to the Photovoltaics Agreement. As of September 30, 2014, management performed the Step 1 test, which compares the fair value of the reporting unit with its carrying value, including goodwill. As of September 30, 2014, no impairment existed. On December 10, 2014, EMCORE completed the sale of its Photovoltaics Business to Photon. See Note 18 - Subsequent Events for additional information.

We will continue to monitor any changes in circumstances or triggering events that might indicate impairment of our goodwill. If there is a significant erosion of the Company’s market capitalization or the Photovoltaics reporting unit is unable to achieve its projected cash flows, we may be required to perform additional impairment tests. The outcome of these additional tests may result in the recording of goodwill impairment charges.

NOTE 9.	Intangible Assets

The following table sets forth the carrying value of intangible assets by reporting segment:

(in thousands)	As of September 30, 2014			As of September 30, 2013
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Fiber Optics:
Core Technology	$12,727	$(12,243)	$484	$12,727	$(11,822)	$905
Customer Relations	3,511	(2,935)	576	3,511	(2,647)	864
Patents	4,697	(4,615)	82	4,697	(4,498)	199
	20,935	(19,793)	1,142	20,935	(18,967)	1,968
Photovoltaics:
Patents	1,528	(1,528)	—	1,972	(1,781)	191
Total	$22,463	$(21,321)	$1,142	$22,907	$(20,748)	$2,159

Amortization expense related to intangible assets is included in selling, general, and administrative expense on our statement of operations and comprehensive (loss) income. Based on the carrying amount of our intangible assets as of September 30, 2014, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense
(in thousands)

Fiscal year ended September 30, 2015	$555
Fiscal year ended September 30, 2016	554
Fiscal year ended September 30, 2017	33
Fiscal year ended September 30, 2018	—
Fiscal year ended September 30, 2019 and thereafter	—
Total	$1,142

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

Fiscal 2014
As of September 30, 2014, we performed an impairment test on long-lived assets related to our Fiber Optics segment. The impairment test was triggered by a change in long-term financial and cash flow forecasts. The impairment testing indicated that no impairment existed and that future undiscounted cash flows exceeded the carrying value.

The Company will reassess its long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

NOTE 10.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	September 30, 2014	September 30, 2013
Compensation	$4,265	$4,361
Warranty	3,087	4,030
Termination fee	2,775	2,775
Professional fees	2,204	676
Royalty	576	1,061
Customer deposits	631	730
Deferred revenue	702	2,565
Self insurance	1,470	1,352
Income and other taxes	1,529	1,345
Loss on sales contracts	119	415
Severance and restructuring accruals	1,317	601
Loss on inventory purchase commitments	306	—
Other	1,664	1,686
Accrued expenses and other current liabilities	$20,645	$21,597

Professional fees
The Company accrued legal and consulting fees of $1.1 million related to the sale of the Photovoltaics Business for the fiscal year ended September 30, 2014.

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

On November 15, 2013, Mr. Chris Larocca proposed to resign as the Company's Chief Operating Officer, effective as of November 30, 2013. The Company recorded a charge of $0.5 million for the fiscal year September 30, 2014 related to the separation agreement entered into as part of Mr. Larocca's resignation.

On September 17, 2014, Dr. Hong Q. Hou announced he will resign as the Company's Chief Executive Officer, effective as of January 2, 2015 or, if later, fifteen days following the date on which the Company hires a successor Chief Executive Officer (the “Separation Date”). The Company and Dr. Hou entered into a separation agreement and general release, dated September 17, 2014 (Separation Agreement), which includes mutual releases by Dr. Hou and the Company of all claims related to Dr. Hou's employment and service relationship with, and termination of employment and service from, the Company. The separation agreement provides for among other things, the continuation of his base salary for 86 weeks, benefits for 18 months, outplacement services for a period of not more than one year and with a value not in excess of $15,000 and immediate vesting of all his outstanding non-vested equity awards. These payments are not contingent upon any future service by Dr. Hou. The Company recorded a charge of approximately $0.8 million in the fourth quarter of fiscal year 2014 related to Dr. Hou's separation agreement. See Note 18 - Subsequent Events for additional information on Dr. Hong Q. Hou's successor.

Our severance and restructuring-related accrual specifically relates to the Separation Agreements and non-cancelable obligations associated with an abandoned leased facility. Expense related to severance and restructuring accruals is included in selling, general, and administrative expense on our statement of operations and comprehensive (loss) income. The following table summarizes the changes in the severance and restructuring-related accrual accounts:

(in thousands)	Severance-related accruals	Restructuring-related accruals	Total
Balance as of September 30, 2012	$1,105	$416	$1,521
Expense - charged to accrual	723	—	723
Payments and accrual adjustments	(1,305)	(338)	(1,643)
Balance as of September 30, 2013	$523	$78	601
Expense - charged to accrual	2,229	—	2,229
Payments and accrual adjustments	(1,435)	(78)	(1,513)
Balance as of September 30, 2014	$1,317	$—	$1,317

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

The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the Fiscal Years Ended September 30,
(in thousands)	2014	2013	2012
Balance at beginning of period	$4,561	$4,100	$4,158
Provision for product warranty - expense	2,114	2,914	(49)
Adjustments and utilization of warranty accrual	(3,057)	(2,453)	(9)
Balance at end of period	$3,618	$4,561	$4,100
Current portion	$3,087	$4,030	$3,692
Non-current portion	531	531	408
Product warranty liability at end of period	$3,618	$4,561	$4,100

The decrease in our provision for product warranty expense for the fiscal year ended September 30, 2014 compared to the same periods in 2013 was primarily due to specific customer warranty claims in 2013.

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

On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank, National Association ("Wells Fargo"). The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

On December 3, 2014, we entered into a Sixth Amendment to the credit facility, pursuant to which Wells Fargo agrees, to automatically release all encumbrances covering certain of the Company’s assets to be sold pursuant to the Photovoltaics Agreement and the Digital Products Agreement. In addition, on December 10, 2014, upon notice to Wells Fargo of the closing of the transaction contemplated by the Photovoltaics Agreement, the maximum borrowing allowed under the credit facility was reduced from $35.0 million to $15.0 million, and certain other changes to the borrowing base calculations went into effect.

As of September 30, 2014, we had a $26.5 million LIBOR rate loan outstanding, with an interest rate of 3.3%, and approximately $1.9 million reserved for six outstanding stand-by letters of credit under the credit facility. As of December 10, 2014, there was no outstanding balance under this credit facility. We now expect at least 50% of the $15.0 million credit facility to be available for use during fiscal year 2015.

NOTE 13.	Income and other Taxes

The Company's (loss) income before income taxes consisted of the following:

(Loss) income before income taxes	For the Fiscal Years Ended September 30,
(in thousands)	2014	2013	2012
Domestic	$(19,478)	$7,137	$(38,613)
Foreign	250	(2,029)	1,086
(Loss) income before income taxes	$(19,228)	$5,108	$(37,527)

The Company's income tax (benefit) expense consisted of the following:

Income tax (benefit) expense	For the Fiscal Years Ended September 30,
(in thousands)	2014	2013	2012
Federal:
Current	$—	$120	$—
Deferred	(21,590)	—	—
	(21,590)	120	—
State:
Current	—	—	—
Deferred	(2,490)	—	—
	(2,490)	—	—
Foreign
Current	—	—	1,644
Deferred	—	—	—
	—	—	1,644
Total income tax (benefit) expense	$(24,080)	$120	$1,644

The deferred tax benefit of $24.1 million relates primarily to the recognition of deferred tax assets which will used in fiscal year 2015 when income tax expense is recorded as a result of the sale of the Photovoltaics Business.

EMCORE Corporation is incorporated in the state of New Jersey. A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. federal and state income tax rates to income before provision for income taxes is as follows:

Provision for Income Taxes	For the Fiscal Years Ended September 30,
(in thousands)	2014	2013	2012
Income tax (benefit) expense computed at U.S. federal statutory rate	$(6,537)	$1,700	$(12,800)
State tax expense (benefit), net of U.S. federal effect	2,989	400	(1,400)
Foreign	—	—	1,600
NOL adjustments	24,515	—	—
Capital losses	(5,217)	—	—
Other	(1,033)	1,320	744
Change in valuation allowance	(38,797)	(3,300)	13,500
Income tax (benefit) expense	$(24,080)	$120	$1,644
Effective tax rate	125%	2%	4%

Significant components of our deferred tax assets are as follows:

Deferred Tax Assets	As of September 30, 2014	As of September 30, 2013
(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$155,741	$166,834
Foreign net operating loss carryforwards	646	4,052
Income tax credit carryforwards	2,641	2,641
Inventory reserves	4,439	3,743
Accounts receivable reserves	51	1,275
Accrued warranty reserve	1,171	799
State net operating loss carryforwards	10,454	14,289
Investment write-down	—	5,315
Stock compensation	3,300	3,325
Deferred compensation	1,647	1,466
Fixed assets and intangibles	10,501	12,681
Capital loss carryover	10,565	—
Other	1,868	1,320
Total deferred tax assets	203,024	217,740
Valuation allowance	(178,944)	(217,740)
Net deferred tax assets	$24,080	$—

During the fiscal year ended September 30, 2014 there was a significant decrease in the valuation allowance primarily from domestic and foreign restructurings resulting in the elimination of unutilized net operating loss carryforwards and the release of a portion of the valuation allowance as a result of the sale of the Photovoltaics business in fiscal year 2015.

With regards to foreign restructurings during the fiscal year ended September 30, 2014, the Spain subsidiary was liquidated as of September 30, 2014 and the Netherlands subsidiary began liquidation during the fiscal year. These subsidiaries had a remaining net operating loss carryforward of approximately $9.0 million which has been eliminated from the deferred tax balances as of September 30, 2014. In addition, during the fiscal year ended September 30, 2014, approximately $4.1 million of China net operating loss carryforwards have expired.

During the quarter ended September 30, 2014, the Company determined that it was more likely than not that certain deferred tax assets would be realized upon the closing of the sale of the Photovoltaics Business. Prior to the quarter ended September 30, 2014, because of significant negative evidence including the Company’s lack of historical profitability and expected losses in future years, the Company determined that it was more likely than not that the deferred tax assets would not be realized. However, with the December 10, 2014 closing of the sale of the Photovoltaics Business, the Company will realize a gain on the sale that will result in the realization of a portion of our deferred tax assets. Upon considering the relative impact of all evidence, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that certain deferred tax assets would be realized and that the applicable valuation allowance should be released as of September 30, 2014.

Accordingly, a net deferred tax valuation allowance release of $24.1 million was recorded as an income tax benefit during fiscal year 2014. We expect that substantially all of the $24.1 million in deferred tax assets will be used in fiscal year 2015 when income tax expense is recorded as a result of closing the sale of the Photovoltaics Business on December 10, 2014, thus resulting in no cash received for the deferred tax assets. The Company believes its forecast of future taxable income is reasonable; however, it is inherently uncertain. The deferred tax valuation allowance is based primarily on estimates related to the taxable gains and losses on the sales of the Photovoltaics Business and Digital Products Business as well as estimates related to future taxable income. To the extent these estimates may change, it could have a significant effect on future income tax benefit or expense.
For the fiscal years ended September 30, 2014, 2013 and 2012, the Company recorded income tax (benefit) expense of approximately $(24.1) million, $0.1 million and $1.6 million, respectively. As of September 30, 2014 and 2013, we had approximately $0.4 million of interest and penalties accrued as tax liabilities on our balance sheet.

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
The Company prepared an Internal Revenue Code 382 analysis to determine the annual limitations on the Company's consolidated net operating loss carryforwards. The result was it was determined that the net operating loss carryforwards of two domestic subsidiaries had no value. This conclusion was based upon the Internal Revenue Code 382 annual limitation determined when the subsidiaries were acquired coupled with their inactive status. As a result, the Company commenced the process of dissolving these entities as of September 30, 2014. Accordingly, approximately $57.4 million of federal net operating loss carryforwards related to these dissolved subsidiaries have been eliminated from the deferred tax balances at September 30, 2014.

As of September 30, 2014, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $458.1 million which begin to expire in 2021. As of September 30, 2014, the Company had foreign net operating loss carryforwards of $5.0 million which began to expire in 2014, as well as, state net operating loss carryforwards of approximately $266.0 million which began to expire in 2014. As of September 30, 2014, the Company also had tax credits (primarily foreign income and U.S. research and development tax credits) of approximately $2.6 million. The research credits will begin to expire in 2018. Utilization of net operating loss and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. As a result, of the $458.1 million of U.S. net operating loss carryforwards, approximately $247.3 million is subject to an annual limitation and $210.8 million of the net operating losses are not subject to an annual limitation. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization. At this time, the Company has not determined the full extent of the ownership change limitations upon the state operating loss carryforwards.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Unrecognized Gross Tax Benefit (in thousands)
Balance as of September 30, 2012	$620
Adjustments based on tax positions related to the current year	—
Adjustments based on tax positions of prior years	—
Balance as of September 30, 2013	$620
Adjustments based on tax positions related to the current year	—
Adjustments based on tax positions of prior years	—
Balance as of September 30, 2014	$620

We file income tax returns in the U.S. federal, state, and local jurisdictions. Currently, the Company's September 30, 2012, federal return is under examination. The examination is currently in progress and the Company has not been notified of any significant issues. There are no state income tax returns under examination. The following tax years remain open to assessment for each of the more significant jurisdictions where we are subject to income taxes: after fiscal year 2010 for U.S. federal, after fiscal year 2009 for the state of California, and after fiscal year 2010 for the state of New Mexico.

Included in our operating income for the fiscal years ended September 30, 2014 and 2013 were $0.8 million and $1.8 million, respectively, of New Mexico incentive tax credits received. The amount received was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. These credits will result in cash refunds and reduction of future payroll and compensation taxes. There were no significant incentive tax credits received during the fiscal years ended September 30, 2012.

NOTE 14.	Commitments and Contingencies

Leases: Estimated future minimum lease payments under non-cancelable operating leases with an initial or remaining term of one year or more as of September 30, 2014 are as follows:

Estimated Future Minimum Lease Payments (in thousands)	Operating Leases
Fiscal year ended September 30, 2015	$1,156
Fiscal year ended September 30, 2016	1,036
Fiscal year ended September 30, 2017	512
Fiscal year ended September 30, 2018	77
Fiscal year ended September 30, 2019	77
Thereafter	2,380
Total minimum lease payments	$5,238

Operating Lease Obligations: We lease certain land, facilities, and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $1.7 million, $2.3 million and $2.7 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.  There are no off-balance sheet arrangements other than our operating leases.

Asset Retirement Obligations: We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our asset retirement obligations include assumptions related to renewal option periods for those facilities where we expect to extend lease terms. In future periods, the asset retirement obligation is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment will be recorded to both the asset retirement obligation and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. The fair value of our asset retirement obligations were estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 5.78%. No asset retirement obligations were settled during the fiscal year ended September 30, 2014. We settled approximately $0.1 million of asset retirement obligations during the fiscal year ended September 30, 2013. Accretion expense of $0.2 million, $0.2 million and $0.2 million was recorded during the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations. On September 19, 2013, we received written notice from a customer of our broadband products requesting indemnification relating to a lawsuit brought against them alleging patent infringement of a system incorporating our product. As of September 30, 2014, there has been no resolution to this claim. In March 2012, we entered into a Master Purchase Agreement with SEI, pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we recorded this amount as a deferred gain on our balance sheet as of September 30, 2014 and 2013 as a result of these contingencies. In April 2013, May 2013 and May 2014, we received letters from SEI asserting indemnification claims under the Master Purchase Agreement of at least $1.5 million. As of September 30, 2014, there has been no resolution to these claims. See Note 1 - Description of Business in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

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

b) Nichia Corporation

On October 8, 2013, we were served with a complaint filed by Nichia Corporation in the United States District Court for the Eastern District of Texas, alleging infringement of Nichia's U.S. Patent No. 7.295.587 entitled "Semiconductor Laser Having Optical Guide Layer Doped for Decreasing Resistance" by one of our broadband products, unspecified monetary damages and injunctive relief (Nichia Corporation v. EMCORE Corporation, Case No.: 2-13-CV480). During the fiscal year ended September 30, 2014, we entered into a settlement agreement which resolved Nichia's lawsuit. Under the settlement, we acknowledged the validity of Nichia's '587 patent, and paid an immaterial sum of money for damages to Nichia. Also under the settlement agreement, Nichia granted Emcore a non-exclusive, royalty-bearing license to the '587 patent.

c) Sumitomo Electric Industries Ltd.

On September 23, 2014, Sumitomo Electric Industries Ltd. ("Sumitomo"), filed for arbitration against EMCORE, as required under the Master Purchase Agreement between the parties (the "MPA"). Sumitomo seeks $40.0 million from EMCORE, relating to claims for quality issues, expenses related to subpoenas issued in litigation against a vendor and customers of SEDU, a claim that EMCORE made fraudulent or negligent misrepresentations to Sumitomo in the MPA, and other breach of contract claims. We believe that the claims in this matter are without merit and we intend to defend vigorously against them. However, because the matter is in a preliminary stage, we cannot assure you as to its outcome, or that an adverse decision in such action would not have a material adverse effect on our business, financial condition or results of operation. On November 14, 2014, EMCORE answered Sumitomo’s complaint and asserted several factual and legal defenses.

NOTE 15.	Equity

Stock Sales
During August 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we may, from time to time, sell up to an aggregate of $50 million of our common or preferred stock, warrants or debt securities. On August 23, 2012, the registration statement was declared effective by the SEC, which allows us to access the capital markets for the three year period following this effective date as long as we continue to meet the eligibility requirements for the use of Form S-3. On October 3, 2012, we sold 1,832,410 shares of common stock for net proceeds of $9.5 million. In addition, on September 18, 2013, we sold 2,875,000 shares of common stock for net proceeds of $11.7 million.

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

The following table summarizes stock option activity under the Equity Plans for our fiscal year ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2013	1,745,948	$17.78
Granted	44,825	$4.65
Exercised	(120,761)	$4.86		$100
Forfeited	(51,918)	$4.72
Expired	(186,904)	$16.80
Outstanding as of September 30, 2014	1,431,190	$19.06	3.45	$507

Exercisable as of September 30, 2014	1,280,768	$20.74	2.93	$327
Vested and expected to vest as of September 30, 2014	1,409,788	$19.28	3.38	$484

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the fiscal ended September 30, 2013 and 2012 the intrinsic value of options exercised was $94,000 and $12,000.

As of September 30, 2014, there was approximately $0.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 2.6 years.

Valuation Assumptions
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the Fiscal Years Ended September 30,
	2014	2013	2012
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%	—%
Expected stock price volatility rate	92.8%	96.7%	101.8%
Risk-free interest rate	1.9%	1.2%	0.8%
Expected term (in years)	6.0	6.0	5.4

Weighted average grant date fair value per share of stock options granted:	$3.53	$3.45	$3.54

Expected Dividend Yield: The Black-Scholes valuation model calls for a single expected dividend rate as an input. We have not issued any dividends.

Expected Stock Price Volatility Rate: The fair values of stock-based payments were valued using the Black-Scholes valuation method with a volatility factor based on our historical common stock prices.

Risk-Free Interest Rate: The risk-free interest rate used in the Black-Scholes valuation method was based on the implied yield that was currently available on U.S. Treasury zero-coupon notes with an equivalent remaining term. Where the expected terms of stock-based awards do not correspond with the terms for which interest rates are quoted, we performed a straight-line interpolation to determine the rate from the available maturities.

Expected Term: Expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of stock-based awards.

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

The following table summarizes the activity related to RSAs and RSUs:

Restricted Stock Activity	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2013	99,561	$5.84	854,928	$4.51
Granted	—	$0.00	661,500	$4.89
Vested	(97,098)	$5.85	(411,406)	$4.64
Forfeited	(2,463)	$5.68	(138,443)	$4.54
Non-vested as of September 30, 2014	—	$0.00	966,579	$4.71

Restricted stock awards: As of September 30, 2014, there was no remaining unamortized stock-based compensation expense associated with RSAs. For the fiscal years ended September 30, 2013 and 2012, there were no RSAs granted.

Restricted stock units: As of September 30, 2014, there was approximately $2.7 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 1.8 years. The 1.0 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $5.5 million and a weighted average remaining contractual term of 1.1 years. For the fiscal years ended September 30, 2014, 2013, and 2012, the intrinsic value of RSUs vested were $2.4 million, $1.2 million, and $1.8 million, respectively. Of the 1.0 million outstanding non-vested RSUs, approximately 0.9 million RSUs are expected to vest and have an aggregate intrinsic value of approximately $4.9 million and a weighted average remaining contractual term of 1.0 year. For the fiscal years ended September 30, 2013 and 2012, the weighted average grant date fair value of RSUs was $4.63 and $3.88.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the Fiscal Years Ended September 30,
(in thousands)	2014	2013	2012
Employee stock options	$196	$495	$2,563
Restricted stock awards and units	2,489	2,006	3,211
Employee stock purchase plan	421	501	666
401(k) match in common stock	966	1,041	1,034
Outside director fees in common stock	367	166	282
Total stock-based compensation expense	$4,439	$4,209	$7,756

Stock-based Compensation Expense - by expense type	For the Fiscal Years Ended September 30,
(in thousands)	2014	2013	2012
Cost of revenue	$900	$1,143	$1,566
Selling, general, and administrative	2,372	1,754	3,889
Research and development	1,167	1,312	2,301
Total stock-based compensation expense	$4,439	$4,209	$7,756

For the fiscal years ended September 30, 2014 and 2013, total stock-based compensation expense did not agree with the amount listed on our statement of shareholders' equity primarily due to the timing difference between the expense accrued and the issuance of common stock for the payment of outside director fees and our 401(k) company match. For the fiscal year ended September 30, 2012, total stock-based compensation expense did not agree with the amount listed on our statement of shareholders' equity primarily due to compensation of $0.3 million related to the acceleration of restricted stock expense related to the sale of our Fiber Optics segment that was reported as a reduction of the gain on sale of assets and a timing difference between expense accrued and issuance of common stock for the payment of outside director fees.

Capital Stock
Our authorized capital stock consists of 50 million shares of common stock, no par value, and 5,882,000 shares of preferred stock, $0.0001 par value. As of September 30, 2014, we had 31 million shares of common stock issued and outstanding. There were no shares of preferred stock issued or outstanding as of September 30, 2014.

Warrants
As of September 30, 2014 and 2013, warrants representing 400,001 shares of our common stock were outstanding.

On October 1, 2009, we entered into an equity line financing facility with Commerce Court Small Cap Value Fund, Ltd. wherein we issued three warrants representing the right to purchase up to an aggregate of 400,001 shares of common stock, (2009 Warrants). See Note 4 - Fair Value Accounting for additional information related to the valuation of our warrants.

The 2009 Warrants are reported as a current liability since these warrant agreements include a fundamental transaction clause whereby, in the event that another person becomes the beneficial owner of 50% of the outstanding shares of the Company's common stock, and if other conditions are met, we may be required to purchase the warrants from the holders by paying cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the warrants on the date of such fundamental transaction.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions are made in common stock. For the fiscal years ended September 30, 2014, 2013 and 2012, we contributed approximately $1.0 million, $1.0 million and $1.0 million, respectively, in common stock to the savings plan.

Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan (ESPP) that provides employees an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning on February 25 and

August 26 of each year. The purchase price is set at 85% of the average high and low market price of our common stock on either the first or last day of the participation period, whichever is lower, and contributions are limited to the lower of 10% of an employee's compensation or $25,000. At the 2012 Annual Meeting, our shareholders approved an amendment to the ESPP that increased the total number of shares of common stock on which options may be granted under the ESPP to 2,250,000 shares. On March 5, 2014, our shareholders approved an amendment to the ESPP that increased the total number of shares of common stock on which options may be granted under the ESPP by 1,000,000 shares to 3,250,000 shares. We issue new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan. Common stock issued under the ESPP during the fiscal years ended September 30, 2014, 2013, and 2012 totaled 341,000, 344,000 and 250,000 shares, respectively. As of September 30, 2014 , the total amount of common stock issued under the ESPP totaled 2,154,791 shares.

Officer and Director Share Purchase Plan
On January 21, 2011, the Compensation Committee of the Board approved an Officer and Director Share Purchase Plan, or ODPP, which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. Elections to participate in the ODPP may only be made during open trading windows under our insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. The Board of Directors has authorized 125,000 shares to be made available for purchase by officers and directors under the ODPP. Common stock issued under the ODPP during the fiscal years ended September 30, 2014, 2013, and 2012 totaled 1,600, 4,500 and 21,000, shares, respectively.

Income (Loss) Per Share.
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net Income (Loss) Per Share	For the Fiscal Years Ended September 30,
(in thousands, except per share)	2014	2013	2012

Numerator - Net income (loss)	$4,852	$4,988	$(39,171)
Less: Undistributed earnings allocated to participating securities	(6)	(26)	—
Undistributed earnings allocated to common shareholders for basic net income (loss) per share	$4,846	$4,962	$(39,171)
Undistributed earnings allocated to common shareholders for diluted net income (loss) per share	$4,846	$4,962	$(39,171)
Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	30,453	26,531	23,559
Dilutive options outstanding, unvested stock units and ESPP	324	281	—
Denominator for diluted net income (loss) per share - adjusted weighted average shares outstanding	30,777	26,812	23,559
Basic net income (loss) per share	$0.16	$0.19	$(1.66)
Diluted net income (loss) per share	$0.16	$0.19	$(1.66)
Weighted average antidilutive options, unvested restricted stock units and awards, warrants and ESPP shares excluded from the computation	1,936	2,391	3,999
Average market price of common stock	$4.69	$4.64	$4.44

The antidilutive stock options and unvested stock were excluded from the computation of diluted net (loss) income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.

Future Issuances

As of September 30, 2014, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	1,431,190
Unvested restricted stock units	966,579
Purchases under the employee stock purchase plan	1,092,983
Issuance of stock-based awards under the Equity Plans	1,107,206
Exercise of outstanding warrants	400,001
Purchases under the officer and director share purchase plan	88,741
Total reserved	5,086,700

NOTE 16.	Segment Data and Related Information

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

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the ‘‘Agreement’’) with Photon Acquisition Corporation (‘‘Purchaser’’), a Delaware corporation and an affiliate of private equity firm Veritas Capital, pursuant to which Purchaser will acquire substantially all of the assets, and assume substantially all of the liabilities, primarily related to or used in connection with the Photovoltaics Business. At a special meeting of EMCORE'S shareholders held on December 5, 2014, EMCORE'S shareholders approved the sale of the Photovoltaics Business, and on December 10, 2014 EMCORE completed the Photovoltaics Asset sale.
As a result, the financial results of the entire Photovoltaics Business will be presented as discontinued operations on the Consolidated Statements of Operations beginning in the first quarter of fiscal year 2015. Accordingly, the Company will have one remaining reportable segment: Fiber Optics.
On October 22, 2014, EMCORE entered into an Asset Purchase Agreement (the "Purchase Agreement") with NeoPhotonics Corporation, a Delaware corporation ("NeoPhotonics") pursuant to which the Company has agreed to sell certain assets, and transfer certain liabilities of the Company's telecommunications business (the "Purchased Assets") to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain adjustments, consisting of $1.5 million in cash at closing and a promissory note in the principal amount of $16.0 million (the "Promissory Note"). The Promissory Note will bear interest of 5.0% per annum for the first year and 13.0% per annum for the second year, payable semi-annually in cash, and matures two years from the closing of the transaction contemplated by the Purchase Agreement (collectively, the "Digital Products Business" and, the sale of the Digital Products Business, the "Digital Products Assets Sale"). In addition, the Promissory Note will be subject to prepayments under certain circumstances, and will be secured by certain of the assets to be sold to NeoPhotonics in the transaction. The Purchased Assets include fixed assets, inventory, and intellectual property for the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business. The purchase price is subject to certain adjustments for inventory, net accounts receivable and pre-closing revenue levels, which will increase or decrease the principal amount under the Promissory Note as applicable. The transaction is subject to customary closing conditions and is expected to close by early January 2015.
As the result of this transaction, we expect assets and liabilities of the telecommunications business which is included within the fiber optics results below, to be classified as held for sale and the financial results to be reported as discontinued operations in the Company's consolidated financial statements in the first quarter of fiscal year 2015. The telecommunications business to be sold represents 26% of our consolidated revenue for the fiscal year ended September 30, 2014 and 16% of our total assets as of September 30, 2014.
We evaluate our reportable segments pursuant to ASC 280, Segment Reporting. The Company's Chief Executive Officer is the chief operating decision maker and he assesses the performance of the operating segments and allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results, and other non-GAAP financial ratios.

Revenue: The following tables set forth revenue attributable to each of our reporting segments and by geographic region with revenue assigned to geographic regions based on our customers’ billing addresses.

Segment Revenue	For the Fiscal Years Ended September 30,
(in thousands)	2014	2013	2012
Fiber Optics revenue	$101,552	$96,977	$96,153
Photovoltaics revenue	73,226	71,170	67,628
Total revenue	$174,778	$168,147	$163,781

Revenue by Geographic Region	For the Fiscal Years Ended September 30,
(in thousands)	2014	2013	2012
United States	$111,428	$107,341	$111,962
Asia	40,244	44,373	27,519
Europe	21,196	15,318	15,032
Other	1,910	1,115	9,268
Total revenue	$174,778	$168,147	$163,781

Significant Customers: For the fiscal years ended September 30, 2014, 2013 and 2012, our top 5 customers accounted for 35%, 34%, 33%, respectively, of our annual consolidated revenue.  Significant customers are defined as customers that represented greater than 10% of total consolidated revenue, by reporting segment. No single customer from the Fiber segment represented greater than 10% of our consolidated revenue for the fiscal years ended September 30, 2014, 2013 and 2012.

No single customer from the Photovoltaics segment represented greater than 10% of our consolidated revenue for the fiscal years ended September 30, 2014 and 2013. For the fiscal year ended September 30, 2012, revenue from Space Systems Loral represented 14% of our total consolidated revenue. Revenue from Suncore represented 9% of our consolidated revenues for the fiscal year ended September 30, 2013. See Note 15 - Suncore Joint Venture for additional disclosures related to the Suncore revenues.

Operating (Loss) Income: The following table sets forth operating (loss) income attributable to each of our reporting segments.

Operating (Loss) Income	For the Fiscal Years Ended September 30,
(in thousands)	2014	2013	2012
Fiber Optics operating loss	$(25,400)	$(8,382)	$(26,684)
Photovoltaics operating income (loss)	6,292	8,602	(8,941)
Total operating (loss) income	$(19,108)	$220	$(35,625)

Non-Cash Expenses: The following tables set forth our significant non-cash expenses attributable to each of our reporting segments.

Depreciation, Amortization, and Accretion Expense	For the Fiscal Years Ended September 30,
(in thousands)	2014	2013	2012
Fiber Optics segment	$5,986	$5,737	$5,246
Photovoltaics segment	2,532	2,951	4,174
Total depreciation, amortization, and accretion expense	$8,518	$8,688	$9,420

Stock-based Compensation Expense	For the Fiscal Years Ended September 30,
(in thousands)	2014	2013	2012
Fiber Optics segment	$2,792	$2,668	$4,678
Photovoltaics segment	1,647	1,541	3,078
Total stock-based compensation expense	$4,439	$4,209	$7,756

Long-lived Assets: Long-lived assets consist primarily of property, plant, and equipment and also goodwill and intangible assets.  The following table sets forth long-lived assets for each of our reporting segments and our unallocated Corporate division.

Long-lived Assets	As of September 30, 2014	As of September 30, 2013
(in thousands)
Fiber Optics segment	$18,976	$23,804
Photovoltaics segment	39,137	40,048
Unallocated Corporate division	8,400	8,435
Long-lived assets	$66,513	$72,287

As of September 30, 2014, 2013 and 2012 approximately 81%, 80% and 86%, respectively, of our long-lived assets were located in the United States. The remaining assets are primarily located in China and Thailand.

NOTE 17.	Suncore Joint Venture

On July 30, 2010, we entered into a joint venture agreement with San'an Optoelectronics Co., Ltd. (San'an), for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from us. The joint venture, Suncore Photovoltaic Technology Co., Ltd. (Suncore), is a limited liability company under the laws of the People's Republic of China ("PRC"). In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'an Optoelectronics Co., Ltd. ("San'an") for a purchase price of $4.8 million. Under the terms of the Transfer Agreement, each of the parties agreed to indemnify the other for any losses incurred as a result of either party's breach of its obligations under the Transfer Agreement. The payment for the purchase price was made upon the completion of the share transfer, which occurred in September 2013. Upon completion of the share transfer in September 2013, the Company recognized $3.3 million of deferred revenue from Suncore, as well as the resulting gain of $4.8 million on our registered ownership interest.

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
During the fiscal year ended September 30, 2013 and 2012, we recorded revenue from Suncore of $15.9 million and $6.2 million respectively. During the fiscal year ended September 30, 2012, we recorded a loss associated with our equity interest in the Suncore joint venture totaling $1.2 million.

Included in prepaid expenses and other current assets as of September 30, 2013 is $0.3 million for amounts due from Suncore related to transaction services provided in accordance with the August 2012 definitive agreement and other smaller amounts.
Beginning with the fiscal year 2014, Suncore is no longer considered a related party and therefore no corresponding information is presented.

NOTE 18.	Subsequent Events

Sale of Photovoltaics Business

On September 17, 2014, EMCORE entered into the Photovoltaics Agreement with Photon to acquire the Photovoltaics Business, for $150.0 million in cash, subject to a working capital adjustment pursuant to the Photovoltaics Agreement. At a special meeting of EMCORE's shareholders held on December 5, 2014, EMCORE's shareholders approved the Photovoltaics Asset Sale, and on December 10, 2014 EMCORE completed the Photovoltaics Asset Sale.

As we evaluate the impact of this transaction, we expect the financial results of the Photovoltaics Business will be presented as discontinued operations on the Consolidated Statements of Operations beginning in the first quarter of fiscal year 2015. Given shareholder vote was required to approve the sale of the Photovoltaics Business, the assets and liabilities did not qualify for available for sale presentation as of September 30, 2014.
We are in the process of evaluating the transaction and its impact on our financial statements, including evaluating the resulting gain to be recognized, based on the terms of the agreement. The following table presents our best estimate of the aggregate carry amounts of the major classes of assets and liabilities related to the Photovoltaics Business as of September 30, 2014 to be disposed of.

As of
(in thousands)	September 30, 2014
(unaudited)
Assets:
Accounts receivable, net of allowance of $0	$17,827
Inventory	7,203
Prepaid expenses and other current assets	1,512
Property, plant and equipment, net	26,486
Goodwill	20,384
Other non-current assets, net	254
Total assets	$73,666
Liabilities:
Accounts payable	$4,640
Accrued expenses and other current liabilities	5,398
Asset retirement obligations	720
Total liabilities	$10,758

Planned Asset Sale Transaction with NeoPhotonics Corporation
On October 22, 2014, EMCORE entered into an Asset Purchase Agreement (the "Digital Products Agreement") with NeoPhotonics Corporation, a Delaware Corporation ("NeoPhotonics") pursuant to which the Company has agreed to sell certain assets, and transfer certain liabilities of the Company's telecommunications business (collectively, the "Digital Products Business" and, the sale of the Digital Products Business, the "Digital Products Assets Sale") to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain adjustments, consisting of $1.5 million in cash at closing and a promissory note in the principal amount of $16.0 million (the "Promissory Note"). The Promissory Note will bear interest of 5.0% per annum for the first year and 13.0% per annum for the second year, payable semi-annually in cash, and matures two years from the closing of the transaction contemplated by the Digital Products Agreement. In addition, the promissory note will be subject to prepayments under certain circumstances, and will be secured by certain of the assets to be sold to NeoPhotonics in the transaction. The assets sold pursuant to the Digital Products Agreement include fixed assets, inventory, and intellectual property for the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business. The purchase price is subject to certain adjustments for inventory, net accounts receivable and pre-closing revenue levels, which will increase or decrease the principal amount under the Promissory Note as applicable. The transaction is subject to customary closing conditions and is expected to close by early January 2015.
As a result of this transaction, we expect the financial results of the Digital Products Business to be presented as discontinued operations on the Consolidated Statements of Operations and assets and liabilities of the Digital Products Business to be disposed of will be presented as held for sale on the Consolidated Balance Sheets beginning of the first quarter of fiscal year 2015.
We are in the process of evaluating the transaction and its impact on our financial statements, including evaluating the resulting gain to be recognized, based on the terms of the agreement. The following table presents our best estimate of the aggregate carry amounts of the major classes of assets and liabilities related to the Digital Products Business as of September 30, 2014 to be disposed of.

As of
(in thousands)	September 30, 2014
(unaudited)
Assets:
Accounts receivable, net of allowance of $17	$14,268
Inventory	3,225
Prepaid expenses and other current assets	30
Property, plant and equipment, net	7,889
Other intangible assets, net	1,060
Total assets	$26,472
Liabilities:
Accounts payable	10,848
Accrued expenses and other current liabilities	38
Total liabilities	$10,886

Following the closing of the Photovoltaics and Digital Products Assets Sales EMCORE will continue to operate its fiber optics division which provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV) and Fiber-To-The-Premise (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications.
Management changes
On December 10, 2014, the Company announced the hiring of Mr. Jeff Rittichier as its Chief Executive Officer, effective January 3, 2015. Mr. Rittichier's annual salary will be $325,000. In addition, Mr. Rittichier was granted 300,000 RSUs, of which 25% vested immediately, and 25% will vest on each subsequent anniversary date.
With the hiring of Mr. Rittichier, Dr. Hong Q. Hou's employment with the Company as Chief Executive Officer will terminate on January 2, 2015 as previously announced. See also Note 10 - Accrued Expenses and Other Current Liabilities for additional disclosure on Dr. Hou's termination.
On December 10, 2014, the Company entered into Separation Agreements with its General Counsel, Mr. Alfredo Gomez, and its Chief Administration Officer, Ms. Monica Van Berkel. Mr. Gomez's separation agreement provides for the continuation of his base salary for 68 weeks, benefits for 18 months, and the immediate vesting of all outstanding unvested equity awards. Mr. Gomez will resign from his position effective the earlier of February 13, 2015 or the date following 10 business days from notice to him that the Company has hired a new in-house general counsel. Ms. Van Berkel's separation agreement provides for the continuation of her base salary for 74 weeks, benefits for 18 months, and the immediate vesting of all outstanding unvested equity awards. Ms. Van Berkel's resignation will be effective January 2, 2015. The Company expects to record a charge of $1.1 million in fiscal year 2015 related to Mr. Gomez and Ms. Van Berkel's separation agreements.

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

EMCORE CORPORATION
Quarterly Consolidated Statements of Operations
For the Fiscal Year Ended September 30, 2014
(in thousands, except (loss) income per share)
(unaudited)

	For the Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2013	2014	2014	2014
Revenue	$44,211	$42,247	$44,582	$43,738
Cost of revenue	34,076	35,381	35,189	37,458
Gross profit	10,135	6,866	9,393	6,280
Operating expenses (income):
Selling, general, and administrative	7,972	6,911	7,843	10,059
Research and development	4,403	5,204	4,681	4,809
Gain on sale of assets	—	—	—	(100)
Total operating expense	12,375	12,115	12,524	14,768
Operating loss	(2,240)	(5,249)	(3,131)	(8,488)
Other income (expense):
Interest expense, net	(126)	(117)	(134)	(145)
Foreign exchange gain (loss)	100	(90)	5	(5)
Gain on sale investment	290	17	—	—
Change in fair value of financial instruments	(78)	7	110	(5)
Other income	—	—	—	51
Total other income (expense)	186	(183)	(19)	(104)
Loss before income tax expense	$(2,054)	$(5,432)	$(3,150)	$(8,592)
Income tax benefit	—	—	—	24,080
Net (loss) income	$(2,054)	$(5,432)	$(3,150)	$15,488
Per share data:
Net (loss) income per basic share	$(0.07)	$(0.18)	$(0.10)	$0.50
Net (loss) income per diluted share	$(0.07)	$(0.18)	$(0.10)	$0.50
Weighted-average number of basic shares outstanding	29,938	30,392	30,656	30,752
Weighted-average number of diluted shares outstanding	29,938	30,392	30,656	30,992

EMCORE CORPORATION
Quarterly Consolidated Statements of Operations
For the Fiscal Year Ended September 30, 2013
(in thousands, except income (loss) per share)
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

We have audited the accompanying consolidated balance sheets of EMCORE Corporation and subsidiaries (the Company) as of September 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMCORE Corporation and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2014, expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Albuquerque, New Mexico
December 12, 2014

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

Management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act) as of the end of the period covered by this report.  Based upon this evaluation, management concluded that as of September 30, 2014, the Company's disclosure controls and procedures were not effective because of the material weaknesses described in Management's Annual Report on Internal Control over Financial Reporting.

In light of the material weaknesses described in Management's Annual Report on Internal Control over Financial Reporting, additional analyses and other procedures were performed to ensure that the Company's consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  These measures included expanded year-end tax analysis and tax provision procedures and management's own internal reviews and efforts to remediate the material weakness in internal control over financial reporting described below.  As a result of these measures, management concluded that the Company's consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company's consolidated financial position, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

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

b.     Changes in Internal Control over Financial Reporting

Except for the changes described in section (d) below, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

c.     Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a–15(f) and 15d–15(f). The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and the Chief Financial Officer, and effected by the Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with GAAP.

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
Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management identified a material weakness in the Company's internal control over financial reporting as of September 30, 2014. The Company did not design and maintain an effective review control over accounting for the deferred tax valuation allowance, specifically considering all available evidence associated with significant and unusual transactions through the issuance of the financial statements.

The material weakness resulted in a material misstatement to the deferred tax valuation allowance and deferred tax benefit (expense) in the financial statements of the current period, which was corrected prior to the issuance of the financial statements. As a result of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2014, based on the criteria established by COSO.
KPMG LLP, the Company's independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an adverse audit report on the effectiveness of the Company's internal control over financial reporting as of September 30, 2014, which is included on page 111 of this Form 10-K.

d. In Process Remediation Actions to Address the Internal Control Weakness

In response to the identified material weakness described above, management has dedicated resources to improving its control environment and initiated a remediation plan which includes the following actions:

•
Processes, procedures and controls over accounting for the deferred tax valuation allowance are being reviewed and modified to ensure greater oversight and evaluation of income tax matters through the issuance of the financial statements.

•	Additional external resources will be engaged as necessary to ensure that all concepts and interpretations around income tax accounting have been appropriately considered.

Management intends to continue to monitor the effectiveness of these actions and will make changes to the action plan if deemed necessary and appropriate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
EMCORE Corporation:

We have audited EMCORE Corporation and subsidiaries (the Company) internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the ineffective review control over accounting for the deferred tax valuation allowance, specifically considering all available evidence associated with significant and unusual transactions through the issuance of the financial statements has been identified and included in management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMCORE Corporation and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended September 30, 2014. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated December 12, 2014, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We do not express an opinion or any form of assurance on management's statement referring to remediation actions taken after September 30, 2014, relative to the aforementioned material weakness in internal control over financial reporting.
/s/ KPMG LLP

KPMG LLP
Albuquerque, New Mexico
December 12, 2014

ITEM 9B.     Other Information

None.

PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance

Information regarding our executive officers and directors required by this Item is incorporated by reference to our Definitive Proxy Statement in connection with our Annual Meeting of Stockholders (Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended September 30, 2014. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement referenced above. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Section entitled “Governance of the Company - Board Committees” in the Proxy Statement.

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

ITEM 11. Executive Compensation

Information required by this Item is incorporated by reference to the sections entitled “Directors Compensation for Fiscal Year 2014,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

ITEM 14. Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the section entitled “Fiscal 2014 & 2013 Auditor Fees and Services” in the Proxy Statement.

Part IV.

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended September 30, 2014, 2013, and 2012

•	Consolidated Balance Sheets as of September 30, 2014 and 2013

•	Consolidated Statements of Shareholders' Equity for the fiscal years ended September 30, 2014, 2013, and 2012

•	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2014, 2013, and 2012

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firm

(a)(2)	Financial Statement Schedules

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

2.3
Asset Purchase Agreement, dated as of September 17, 2014, by and between EMCORE Corporation and SolAero Technologies Corp. (f/k/a Photon Acquisition Corporation) ( incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 18, 2014).

2.4
Amendment No. 1, dated as of November 26, 2014, to that certain Asset Purchase Agreement, dated as of September 17, 2014, by and between EMCORE Corporation and SolAero Technologies Corp. (f/k/a Photon Acquisition Corporation) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on November 26, 2014).

2.5
Asset Purchase Agreement, dated October 22, 2014, by and between EMCORE Corporation and NeoPhotonics Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 24, 2014).

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
3.4
Certificate of Amendment of Restated Certificate of Incorporation of EMCORE Corporation, dated September 18, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 18, 2014).

3.5	Bylaws of EMCORE Corporation, as amended through December 10, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 5, 2014).
4.1	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the registration statement on Form S-1 filed on February 24, 1997).

4.2	Form of Indenture (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-3 on Form 8-K filed August 10, 2012)
4.3	Form of Debt Security (Included in Exhibit 4.2)
4.4
Form of Warrant to Purchase Common Stock, dated October 1, 2009, between the Company and Commerce Court Small Cap Value Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 2, 2009).

4.5
Tax Benefits Preservation Plan, dated September 17, 2014, by and between EMCORE Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 18, 2014).

4.6
Certificate of Designation Establishing the Series A Junior Participating Preferred Stock and Fixing the Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights, and the Qualifications, Limitations and Restrictions, of the Series A Junior Participating Preferred Stock, dated September 18, 2014 (incorporated by reference to Exhibit A of Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 18, 2014).

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

10.26
Sixth Amendment to Credit and Security Agreement, dated December 3, 2014, between Wells Fargo Bank, National Association and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 5, 2014).

10.27†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 14, 2012).
10.28†	2007 Directors' Stock Award Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement filed on January 25, 2013).
10.29
Equity Transfer Agreement, dated June 23, 2013, between San'an Optoelectronics Company, Ltd. and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 27, 2013).

10.30†
Separation Agreement and General Release dated November 16, 2013, between Mr. Christopher Larocca and the Company (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on December 6, 2013).

10.31
Settlement Agreement, dated as of December 4, 2013, by and among Steven R. Becker, Matthew A. Drapkin, BC Advisors, LLC, Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P., Becker Drapkin Partners, L.P., and the Company (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on December 6, 2013).

10.32†
Indemnification Agreement dated February 7, 2014 with each of the following directors: Steven R. Becker, Stephen Domenik and Gerald Fine and EMCORE Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 11, 2012).

10.33†	2012 Equity Incentive Plan, as amended on March 5, 2014 ( incorporated by reference to Exhibit A to the Company's Proxy Statement filed on January 28, 2014).
10.34†	EMCORE Corporation 2000 Employee Stock Purchase Plan, as amended March 5, 2014 (incorporated by reference to Exhibit B to the Company's Proxy Statement filed on January 28, 2014).
10.35†
Separation Agreement and General Release, dated September 17, 2014, by and between EMCORE Corporation and Dr. Hong Q. Hou (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2014).

10.36†
Retention Letter Agreement, dated September 17, 2014, between EMCORE Corporation and Dr. Hong Q. Hou (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 18, 2014).

10.37†
Retention Letter Agreement, dated September 17, 2014, between EMCORE Corporation and Mark Weinswig (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 18, 2014).

10.38†
Retention Letter Agreement, dated September 17, 2014, between EMCORE Corporation and Monica Van Berkel (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 18, 2014).

10.39†
Retention Letter Agreement, dated September 17, 2014, between EMCORE Corporation and Alfredo Gomez (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 18, 2014).

10.40†
Employment Agreement, dated December 10, 2014, by and between EMCORE Corporation and Jeff Rittichier (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 10, 2014).

10.41†
Separation Agreement and General Release, dated December 10, 2014, by and between EMCORE Corporation and Monica Van Berkel (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 10, 2014).

10.42†
Separation Agreement and General Release, dated December 10, 2014, by and between EMCORE Corporation and Alfredo Gomez (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 10, 2014).

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

_________
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

EMCORE CORPORATION

Date:	December 12, 2014	By:	/s/ Hong Hou
Hong Q. Hou, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date:	December 12, 2014	By:	/s/ Mark Weinswig
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on December 12, 2014.

Signature	Title

/s/ Hong Q. Hou, Ph.D.	Chief Executive Officer and Director
Hong Q. Hou, Ph.D.	(Principal Executive Officer)

/s/ Mark B. Weinswig	Chief Financial Officer
Mark B. Weinswig	(Principal Financial and Accounting Officer)

/s/ Reuben F. Richards, Jr.	Chairman Emeritus
Reuben F. Richards, Jr.

/s/ Steven R. Becker	Director
Steven R. Becker

/s/ Robert L. Bogomolny	Co-Chairman of the Board
Robert L. Bogomolny

/s/ Stephen L. Domenik	Director
Stephen L. Domenik

/s/ Gerald J. Fine, Ph.D.	Co-Chairman of the Board
Gerald J. Fine, Ph.D.

/s/ Sherman McCorkle	Director
Sherman McCorkle

/s/ Charles T. Scott	Director
Charles T. Scott

/s/ James A. Tegnelia, Ph.D.	Director
James A. Tegnelia, Ph.D.