Form 10-Q
period 2014-12-31
EMCORE CORP
filed 2015-02-13
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

As of February 10, 2015, the number of shares outstanding of our no par value common stock totaled 32,106,611.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are largely based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports, statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates”, “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, "should", “targets”, “will”, "would", and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as updated by our subsequent periodic reports. These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

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
For The Quarterly Period Ended December 31, 2014

PART I.	Financial Information

ITEM 1.	Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three months ended December 31, 2014 and 2013
(in thousands, except net income (loss) per share)
(unaudited)

	For the three months ended December 31,
	2014	2013
Revenue	$18,416	$14,663
Cost of revenue	13,237	12,272
Gross profit	5,179	2,391
Operating expense:
Selling, general, and administrative	8,627	5,656
Research and development	2,174	1,824
Gain from change in estimate on ARO obligation	(845)	—
Loss on sale of assets	228	—
Total operating expense	10,184	7,480
Operating loss	(5,005)	(5,089)
Other income (expense):
Interest expense, net	(130)	(126)
Foreign exchange gain	57	100
Gain on sale of investment	—	290
Change in fair value of financial instruments	36	(78)
Total other (expense) income	(37)	186
Loss from continuing operations before income tax expense	(5,042)	(4,903)
Income tax benefit	1,912	1,080
Loss from continuing operations	(3,130)	(3,823)
Income from discontinued operations, net of tax	59,258	1,769
Net income (loss)	$56,128	$(2,054)
Foreign exchange translation adjustment	(711)	45
Comprehensive income (loss)	$55,417	$(2,009)
Per share data:
Net income (loss) per basic and diluted share:
Continuing operations	$(0.10)	$(0.13)
Discontinued operations	1.90	0.06
Net income (loss) per basic and diluted share	$1.80	$(0.07)

Weighted-average number of basic and diluted shares outstanding	31,217	29,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of December 31, 2014 and September 30, 2014
(in thousands, except per share data)
(unaudited)

	As of	As of
	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$147,576	$20,687
Restricted cash	407	1,482
Accounts receivable, net of allowance of $275 and $116, respectively	15,316	12,769
Inventory	15,926	15,644
Deferred income taxes, net	—	3,908
Prepaid expenses and other current assets	9,372	5,336
Current assets of discontinued operations	12,927	44,065
Total current assets	201,524	103,891
Property, plant, and equipment, net	8,228	10,446
Other intangible assets, net	76	82
Deferred income taxes, net	—	20,172
Other non-current assets, net of allowance of $3,561 and $3,561, respectively	315	512
Non-current assets of discontinued operations	8,823	56,239
Total assets	$218,966	$191,342
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$—	$26,518
Accounts payable	9,444	6,804
Deferred gain associated with sale of assets	3,400	3,400
Warrant liability	86	122
Accrued expenses and other current liabilities	25,226	15,209
Current liabilities of discontinued operations	7,905	20,924
Total current liabilities	46,061	72,977
Asset retirement obligations	1,680	4,543
Other long-term liabilities	703	755
Non-current liabilities of discontinued operations	—	720
Total liabilities	48,444	78,995
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 31,653 shares issued and 31,613 shares outstanding as of December 31, 2014; 31,149 shares issued and 31,109 shares outstanding as of September 30, 2014	758,126	755,368
Treasury stock, at cost; 40 shares	(2,071)	(2,071)
Accumulated other comprehensive income	1,126	1,837
Accumulated deficit	(586,659)	(642,787)
Total shareholders’ equity	170,522	112,347
Total liabilities and shareholders’ equity	$218,966	$191,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2014 and 2013
(in thousands)

	For the three months ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$56,128	$(2,054)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation, amortization, and accretion expense	1,234	2,068
Stock-based compensation expense	2,608	1,135
Deferred income taxes	24,080	—
Gain on sale of Photovoltaics Business	(87,022)	—
Gain on sale of an investment	—	(290)
Provision adjustments related to doubtful accounts	290	(35)
Provision adjustments related to product warranty	402	265
Change in fair value of financial instruments	(36)	78
Gain from change in estimate on ARO obligation	(845)	—
Reclassification of foreign currency translation adjustment	(744)	—
Net loss on disposal of equipment	237	—
Total non-cash adjustments	(59,796)	3,221
Changes in operating assets and liabilities:
Accounts receivable	5,334	5,950
Inventory	(2,188)	135
Other assets	(4,066)	981
Accounts payable	(374)	(1,652)
Accrued expenses and other current liabilities	7,711	144
Total change in operating assets and liabilities	6,417	5,558
Net cash provided by operating activities	2,749	6,725
Cash flows from investing activities:
Proceeds from sale of Photovoltaics Business	150,000	—
Cash proceeds from sale of investment	—	290
Purchase of equipment	(845)	(684)
Decrease in restricted cash	1,075	262
Proceeds from disposal of property, plant and equipment	50	—
Net cash provided by (used in) investing activities	150,280	(132)
Cash flows from financing activities:
Payments on credit facilities	(26,518)	(4,506)
Proceeds from stock plans	355	14
Net cash used in financing activities	(26,163)	(4,492)
Effect of exchange rate changes on foreign currency	23	(61)
Net increase in cash and cash equivalents	126,889	2,040
Cash and cash equivalents at beginning of period	20,687	16,104
Cash and cash equivalents at end of period	$147,576	$18,144
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$94	$112
Cash paid during the period for income taxes	$25	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
For the three months ended December 31, 2014
(unaudited)

NOTE 1.	Description of Business

Business Overview

EMCORE Corporation and its subsidiaries (referred to herein as the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the fiber optics market. We were established in 1984 as a New Jersey corporation and we have one reporting segment: Fiber Optics. EMCORE's Fiber Optics business provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV), Wireless and Fiber-To-The-Premises (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications. EMCORE's Solar Photovoltaics business, which was sold in December 2014, provided products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells (CICs) and complete satellite solar panels. In addition to organic growth and development of our existing Fiber Optics market, we intend to pursue other strategies to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions. Accordingly, the Strategy Committee of the Board and our management may from time to time be engaged in evaluating potential strategic opportunities and may enter into definitive agreements with respect to, such transactions or other strategic alternatives.

Basis of Presentation

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with SolAero Technologies Corporation ("SolAero") (formerly known as Photon Acquisition Corporation) pursuant to which the Company agreed to sell the Photovoltaics Business ("Photovoltaics Asset Sale") for $150.0 million in cash, subject to a working capital adjustment pursuant to the Photovoltaics Agreement. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

On October 22, 2014, EMCORE entered into an Asset Purchase Agreement (the "Digital Products Agreement") with NeoPhotonics Corporation, a Delaware corporation ("NeoPhotonics") pursuant to which the Company agreed to sell certain assets, and transfer certain liabilities of the Company's telecommunications business (collectively, the "Digital Products Business" and, the sale of the Digital Products Business, the "Digital Products Assets Sale") to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain adjustments, consisting of $1.5 million in cash at closing and a promissory note in the principal amount of $16.0 million (the "Promissory Note").

On January 2, 2015, EMCORE and NeoPhotonics entered into Amendment No. 1 (the "APA Amendment") to the Digital Products Agreement dated October 22, 2014. Among other things, the APA Amendment revised the nature and timing of the financial deliverable requirements of the Company to NeoPhotonics under the original Digital Products Agreement. The assets sold pursuant to the Digital Products Agreement included certain fixed assets, inventory and intellectual property for the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business. On January 2, 2015, EMCORE completed the sale of the Digital Products Business.

These Asset Sales are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations as discontinued operations. We have also reclassified the assets and liabilities that were sold within the descriptions "assets of discontinued operations" and "liabilities of discontinued operations" within current and non-current assets and liabilities, respectively, on the condensed consolidated balance sheet as of December 31, 2014 and September 30, 2014, respectively. The financial results of the Photovoltaics Business and the Digital Products Business are presented as "discontinued operations" on the Consolidated Statements of Operations and Comprehensive income (loss) for the three months ended December 31, 2014 and 2013. See also Note 3 - Discontinued Operations. The notes to our condensed consolidated financial statements relates to our continuing operations only, unless otherwise indicated.

Beginning in the first quarter of fiscal year 2015, the Company operates as a single reportable segment.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2014 has been derived from the audited consolidated financial statements as of such date as adjusted for discontinued operations. Also see Note 3 - Discontinued Operations. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

All significant intercompany accounts and transactions have been eliminated in consolidation. We are not the primary beneficiary of, nor do we hold a significant variable interest in, any variable interest entity. We have evaluated subsequent events through the date that the financial statements were issued.

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of December 31, 2014 and September 30, 2014 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. During the fiscal year ended September 30, 2013, we resolved the purchase price contingencies resulting in the reduction of the purchase price by $1.1 million. The reduced purchase price is recorded as an offset to the escrow receivable of $2.6 million. There remains a deferred gain of $3.4 million related to our indemnification obligation to SEI and an escrow receivable of $1.5 million as of December 31, 2014 as claims have been made under the Master Purchase Agreement against these balances prior to the end of the indemnification period in May 2014. We are not able to determine at this time the outcome of any potential settlements associated with the remaining claims and as a result have not recorded any related adjustments to the deferred gain amount.

NOTE 2.	Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or of potential significance, to us other than those discussed below:

•
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This accounting standard update requires an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This accounting standard was implemented for our fiscal year beginning on October 1, 2014 and it had no significant impact on the Company.

•
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard changes the criteria for reporting discontinued operations. Under the accounting standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when either it qualifies as held for sale, disposed of by sale, or disposed of other than by sale. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. While early adoption is allowed, we have determined that we would not early adopt and as a result this accounting standard update will be effective for our fiscal year beginning on October 1, 2015. We are currently evaluating the impact of this accounting standard update on our Condensed Consolidated Financial Statements.

•
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning October 1, 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We anticipate this standard will not have a material impact on our Condensed Consolidated Financial Statements.

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

NOTE 3.	Discontinued Operations

Sale of Photovoltaics Business

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with SolAero pursuant to which the Company agreed to sell the Photovoltaics Business for $150.0 million in cash, subject to a working capital adjustment pursuant to the Photovoltaics Agreement. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

The financial results of the Photovoltaics Business are reported as discontinued operations for the three months ended December 31, 2014 and 2013, respectively. In connection with this transaction, we sold net assets of $60.3 million to SolAero and incurred transaction costs of $2.7 million. During the three months ended December 31, 2014, we recognized a gain of $56.8 million, net of tax on the sale of the Photovoltaics Business which is recorded within discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss).

We have classified the assets and liabilities that were sold as "assets of discontinued operations" and "liabilities of discontinued operations" within current and non-current assets and liabilities, respectively, on the condensed consolidated balance sheet as of September 30, 2014. As of September 30, 2014, the carrying amount of goodwill related to the Photovoltaics Business was $20.4 million and this balance was reclassified to non-current assets of discontinued operations. No Photovoltaics assets and liabilities remain on the condensed consolidated balance sheet as of December 31, 2014.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the Photovoltaics business as of December 31, 2014 and September 30, 2014.

	As of	As of
(in thousands)	December 31, 2014	September 30, 2014
Assets of discontinued operations:
Accounts receivable, net of allowance of $0	$—	$17,827
Inventory	—	7,203
Prepaid expenses and other current assets	—	1,512
Current assets of discontinued operations	—	26,542

Property, plant and equipment, net	—	26,660
Goodwill	—	20,384
Other non-current assets, net	—	254
Non-current assets of discontinued operations	—	47,298
Total assets of discontinued operations	$—	$73,840
Liabilities of discontinued operations:
Accounts payable	$—	$4,640
Accrued expenses and other current liabilities	—	5,398
Current liabilities of discontinued operations	—	10,038

Asset retirement obligations	—	720
Non-current liabilities of discontinued operations	—	720
Total liabilities of discontinued operations	$—	$10,758

The following table presents the statements of operations for the discontinued operations of the Photovoltaics Business from October 1, 2014 to December 10, 2014 and for the three months ended December 31, 2013.

(in thousands)	For the three months ended December 31,
	2014	2013
Revenue	$12,614	$20,919
Cost of revenue	8,245	13,180
Gross profit	4,369	7,739
Operating expense	2,703	1,549
Other income	779	—
Gain on sale of discontinued operations	87,022	—
Income from discontinued operations before income tax	89,467	6,190
Income tax expense	(30,203)	(2,347)
Income from discontinued operations, net of tax	$59,264	$3,843

In connection with the liquidation of the Netherlands and Spain subsidiaries in October 2014, we recognized other income within discontinued operations of $0.7 million previously recorded in accumulated other comprehensive income.

Sale of Digital Products Business

On October 22, 2014, EMCORE entered into an Asset Purchase Agreement (the "Digital Products Agreement") with NeoPhotonics Corporation, a Delaware corporation ("NeoPhotonics") pursuant to which the Company agreed to sell certain assets, and transferred certain liabilities of the Company's telecommunications business (collectively, the "Digital Products Business" and, the sale of the Digital Products Business, the "Digital Products Assets Sale") to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain adjustments, consisting of $1.5 million in cash at closing and a promissory note in the principal amount of $16.0 million (the "Promissory Note"). The Promissory Note bears interest of 5.0% per annum for the first year and 13.0% per annum for the second year, payable semi-annually in cash, and matures two years from the closing of the transaction. In addition, the promissory note is subject to prepayments under certain circumstances, and is secured by certain of the assets sold to NeoPhotonics in the transaction. The Company is in the process of assessing the fair value of the consideration received from the sale of the Digital Products Business that closed subsequent to December 31, 2014.

On January 2, 2015, EMCORE and NeoPhotonics entered into Amendment No. 1 (the "APA Amendment") to the Digital Products Agreement dated October 22, 2014. Among other things, the APA Amendment revised the nature and timing of the financial deliverable requirements of the Company to NeoPhotonics under the original Digital Products Agreement. The assets sold pursuant to the Digital Products Agreement included certain fixed assets, inventory and intellectual property for the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business. On January 2, 2015, EMCORE completed the sale of the Digital Products Business.

The financial results of the Digital Products Business are reported as discontinued operations. We have classified the assets and liabilities that are held for sale within the descriptions "assets of discontinued operations" and "liabilities of discontinued operations" within current and non-current assets and liabilities, respectively, on the condensed consolidated balance sheet as of December 31, 2014 and September 30, 2014.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the Digital Products Business as of December 31, 2014 and September 30, 2014.

	As of	As of
(in thousands)	December 31, 2014	September 30, 2014
Assets held for sale:
Accounts receivable, net of allowance of $25 and $17, respectively	$9,992	$14,268
Inventory	2,905	3,225
Prepaid expenses and other current assets	30	30
Current assets of discontinued operations	12,927	17,523

Property, plant and equipment, net	7,795	7,881
Other intangible assets, net	1,028	1,060
Non-current assets of discontinued operations	8,823	8,941
Total assets of discontinued operations	$21,750	$26,464
Liabilities held for sale:
Accounts payable	7,894	10,848
Accrued expenses and other current liabilities	11	38
Current liabilities of discontinued operations	$7,905	$10,886

The following table presents the statements of operations for the discontinued operations of the Digital Products Business:

(in thousands)	For the three months ended December 31,
	2014	2013
Revenue	$11,815	$8,629
Cost of revenue	9,112	8,624
Gross profit	2,703	5
Operating expense	2,712	3,346
Loss from discontinued operations before income tax	(9)	(3,341)
Income tax benefit	3	1,267
Loss from discontinued operations	$(6)	$(2,074)

NOTE 4.	Fair Value Accounting

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

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table lists our financial assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurement
(in thousands)	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
As of December 31, 2014
Assets:
Cash and cash equivalents	$147,576	—	—	$147,576
Restricted cash	407	—	—	407
Liabilities:
Warrant liability	—	86	—	86
As of September 30, 2014
Assets:
Cash and cash equivalents	$20,687	—	—	$20,687
Restricted cash	1,482	—	—	1,482
Liabilities:
Warrant liability	—	122	—	122

Cash consists primarily of bank deposits or, occasionally, highly liquid short-term investments with a maturity of three months or less at the time of purchase.

Restricted cash represents temporarily restricted deposits held as compensating balances against short-term borrowing arrangements.

As of December 31, 2014 and September 30, 2014, warrants representing the right to purchase 400,001 shares of our common stock were outstanding. All of our warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive income (loss) when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to effect a mandatory exercise of each warrant. The valuation model requires the input of subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of our warrants has been primarily due to the change in the closing price of our common stock.

The carrying amounts of accounts receivable, prepaid expenses and other current assets, borrowings from our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

NOTE 5.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	December 31, 2014	September 30, 2014
Accounts receivable	$14,971	$12,252
Accounts receivable – unbilled	620	633
Accounts receivable, gross	15,591	12,885
Allowance for doubtful accounts	(275)	(116)
Accounts receivable, net	$15,316	$12,769

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

As of December 31, 2014, and September 30, 2014, we had $0.6 million and $0.7 million respectively, of accounts receivable recorded using the percentage of completion method. Of these amounts, $0.0 million was invoiced and $0.6 million was unbilled as of December 31, 2014 and $0.1 million was invoiced and $0.6 million was unbilled as of September 30, 2014.

NOTE 6.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	December 31, 2014	September 30, 2014
Raw materials	$7,503	$7,255
Work in-process	4,467	4,403
Finished goods	3,956	3,986
Inventory	$15,926	$15,644

NOTE 7.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	December 31, 2014	September 30, 2014
Equipment	$6,872	$7,328
Furniture and fixtures	38	42
Computer hardware and software	688	749
Leasehold improvements	374	2,278
Construction in progress	256	49
Property, plant, and equipment, net	$8,228	$10,446

As a result of a revision in the estimated amount of cash flows for asset retirement obligations relating to the extension of the Alhambra facility leases and changes in the required restoration efforts, the Company reduced its asset retirement obligations liability by $2.9 million with an offsetting reduction to leasehold improvements of $2.1 million, and gain from change in estimate on ARO obligation of $0.8 million. Also see Note 12 - Commitments and Contingencies.

As of December 31, 2014 and September 30, 2014, accumulated depreciation was approximately $23.8 million and $21.5 million, respectively.

NOTE 8.	Intangible Assets

The following table sets forth the carrying value of intangible assets :

(in thousands)	As of December 31, 2014			As of September 30, 2014
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Fiber Optics:
Patents	4,697	(4,621)	76	4,697	(4,615)	82
Total	$4,697	$(4,621)	$76	$4,697	$(4,615)	$82

Amortization expense related to intangible assets is included in selling, general, and administrative expense on our statement of operations and comprehensive (loss) income. Based on the carrying amount of our intangible assets as of December 31, 2014, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense
(in thousands)
Nine months ended September 30, 2015	$18
Fiscal year ended September 30, 2016	25
Fiscal year ended September 30, 2017	33
Fiscal year ended September 30, 2018	—
Fiscal year ended September 30, 2019 and thereafter	—
Total	$76

NOTE 9.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	December 31, 2014	September 30, 2014
Compensation	$5,457	$1,797
Warranty	1,904	2,285
Termination fee	2,775	2,775
Professional fees	509	2,181
Royalty	13	—
Customer deposits	551	593
Deferred revenue	49	97
Self insurance	1,249	1,470
Income and other taxes	5,618	1,433
Loss on sale contracts	204	119
Severance accruals	2,061	1,317
Loss on inventory purchase commitments	—	306
Amounts owed to SolAero	3,767	—
Other	1,069	836
Accrued expenses and other current liabilities	$25,226	$15,209

Compensation: For the three months ended December 31, 2014, the Company accrued additional compensation expense associated with the sale of the Photovoltaics Business.

Professional Fees: As of September 30, 2014, professional fees included transaction costs of $1.8 million associated with the sale of the Photovoltaics Business.

Income and other taxes: For the three months ended December 31, 2014, the Company reported $1.9 million of income tax benefit from continuing operations losses and $30.2 million of income tax expense within income from discontinued operations. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations. During the three months ended December 31, 2014, the Company utilized $24.1 million of deferred tax assets. The Company expects to make a payment for alternative minimum taxes and while the remaining income tax expense will be offset mainly through utilization of $24.1 million of deferred tax assets and net operating loss carry forwards. Also see Note 11 - Income and other Taxes.

Amounts owed to SolAero: This represents SolAero customer payments received by EMCORE after the December 10, 2014 closing of the Photovoltaics Asset Sale. These amounts were reimbursed to SolAero in January 2015.

Severance accruals: On November 15, 2013, Mr. Chris Larocca proposed to resign as the Company's Chief Operating Officer, effective as of November 30, 2013. The Company recorded a charge of $0.5 million in the three months ended December 31, 2013 related to the separation agreement entered into as part of Mr. Larocca's resignation.

On September 17, 2014, Dr. Hong Q. Hou announced he will resign as the Company's Chief Executive Officer, effective as of January 2, 2015 or, if later, fifteen days following the date on which the Company hires a successor Chief Executive Officer (the “Separation Date”). The Company and Dr. Hou entered into a separation agreement and general release, dated September 17, 2014 (Dr. Hou 's Separation Agreement), which includes mutual releases by Dr. Hou and the Company of all claims related to Dr. Hou's employment and service relationship with, and termination of employment and service from, the Company. The separation agreement provides for among other things, the continuation of his base salary for 86 weeks, benefits for 18 months, outplacement services for a period of not more than one year and with a value not in excess of $15,000 and immediate vesting of all his outstanding non-vested equity awards. These payments are not contingent upon any future service by Dr. Hou. The Company recorded a charge of approximately $0.8 million in the fourth quarter of fiscal year 2014 related to Dr. Hou's separation agreement.

On December 10, 2014, Monica Van Berkel announced she will resign as the Company's Chief Administrative Officer, effective as of January 2, 2015 (the “Separation Date”). The Company and Ms. Van Berkel entered into a separation agreement and general release, dated December 10, 2014 (Ms. Van Berkel 's Separation Agreement), which includes mutual releases by Ms. Van Berkel and the Company of all claims related to Ms. Van Berkel's employment and service relationship with, and termination of employment and service from, the Company. The separation agreement provides for among other things, the continuation of her base salary for 74 weeks, benefits for 18 months, outplacement services for a period of not more than one year and with a value not in excess of $15,000 and immediate vesting of all her outstanding non-vested equity awards. These payments are not contingent upon any future service by Ms. Van Berkel. The Company recorded a charge of approximately $0.6 million in the first quarter of fiscal year 2015 related to Ms. Van Berkel's separation agreement.

On December 10, 2014, Alfredo Gomez announced he will resign as the Company's General Counsel and Secretary, effective as of February 13, 2015 or, if later, following the date on which the Company hires a successor in-house counsel (the “Separation Date”). The Company and Mr. Gomez entered into a separation agreement and general release, dated December 10, 2014 (Mr. Gomez's Separation Agreement), which includes mutual releases by Mr. Gomez and the Company of all claims related to Mr. Gomez's employment and service relationship with, and termination of employment and service from, the Company. The separation agreement provides for among other things, the continuation of his base salary for 68 weeks, benefits for 18 months outplacement services for a period of not more than one year and with a value not in excess of $15,000 and immediate vesting of all his outstanding non-vested equity awards. These payments are not contingent upon any future service by Mr. Gomez. The Company recorded a charge of approximately $0.5 million in the first quarter of fiscal year 2015 related to Mr. Gomez's separation agreement.

Expense related to severance accruals is included in selling, general, and administrative expense on our statement of operations and comprehensive income (loss). The following table summarizes the changes in the severance-related accrual accounts:

(in thousands)	Severance-related accruals
Balance as of September 30, 2014	$1,317
Expense - charged to accrual	965
Payments and accrual adjustments	(221)
Balance as of December 31, 2014	$2,061

Warranty: We generally provide product and other warranties on our components, power systems, and fiber optic products, in addition to certain already divested product lines where we retained the warranty obligations. Certain parts and labor warranties from our vendors can be assigned to our customers. Our reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the three months ended December 31,
(in thousands)	2014	2013
Balance at beginning of period	$2,816	$3,881
Provision for product warranty - expense	402	—
Adjustments and utilization of warranty accrual	(783)	(218)
Balance at end of period	$2,435	$3,663
Current portion	$1,904	$3,132
Non-current portion	531	531
Product warranty liability at end of period	$2,435	$3,663

NOTE 10.	Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank, National Association ("Wells Fargo"). The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

On December 3, 2014, we entered into a Sixth Amendment to the credit facility, pursuant to which Wells Fargo agreed, to automatically release all encumbrances covering certain of the Company’s assets to be sold pursuant to the Photovoltaics Agreement and the Digital Products Agreement. In addition, on December 10, 2014, upon notice to Wells Fargo of the closing of the transaction contemplated by the Photovoltaics Agreement, the maximum borrowing allowed under the credit facility was reduced from $35.0 million to $15.0 million, and certain other changes to the borrowing base calculations went into effect.

As of December 31, 2014, there was no outstanding balance under this credit facility with an interest rate of 3.3% and approximately $1.5 million reserved for six stand-by letters of credit under the credit facility.

NOTE 11.	Income and other Taxes
At September 30, 2014, the Company determined that it was more likely than not that certain deferred tax assets would be realized upon the sale of the Photovoltaic Business in fiscal year 2015. As a result, a net deferred tax valuation allowance release of $24.1 million was recorded as an income tax benefit during fiscal year 2014. The sale of the Photovoltaic Business closed on December 10, 2014 and the Company realized a gain on the transaction.
For the three months ended December 31, 2014, the Company reported $1.9 million of income tax benefit from continuing operations losses and $30.2 million of income tax expense within income from discontinued operations. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations. During the three months ended December 31, 2014, the Company utilized $24.1 million of deferred tax assets. An income tax benefit will be recorded on anticipated losses from continuing operations incurred during the remaining quarters of fiscal 2015. The Company expects to make a payment for alternative minimum taxes and the remaining income tax expense will be offset mainly through utilization of $24.1 million of deferred tax assets and utilization of net operating loss carry forwards.

For the three months ended December 31, 2013, the Company reported $1.1 million of income tax benefit from losses from continuing operations and $1.1 million of income tax expense within income from discontinued operations.

For the three months ended December 31, 2014, the effective tax rate was 37.9%, compared to 22.0% for the three months ended December 31, 2013. The higher tax rate for December 31, 2014 is primarily due to the methodology used for allocating income tax expense between continuing and discontinued operations under ASC 740. In determining the effective tax rate, the Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting. The Company believes its forecast of losses from continuing operations is a reasonable estimate.
The Company expects all remaining deferred tax assets will have a full valuation allowance at September 30, 2015. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criterion, mandated by ASC 740, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three months ended December 31, 2014 and 2013, there were no material increases or decreases in unrecognized tax benefits and we do not anticipate any material increases or decreases in the amounts of unrecognized tax benefits for the remainder of fiscal year 2015. As of December 31, 2014 and September 30, 2014, we had approximately $462,000 and $445,000, respectively, of interest and penalties accrued as tax liabilities on our balance sheet.

We file income tax returns in the U.S. federal, state, and local jurisdictions. Currently, the Company's September 30, 2012, federal return is under examination by the Internal Revenue Service. The examination is currently in progress and the Company has not been notified of any significant issues. There are no state income tax returns under examination. The following tax years remain open to assessment for each of the more significant jurisdictions where we are subject to income taxes: after fiscal year 2010 for the U.S. federal and the State of New Mexico, and after fiscal year 2009 for the state of California.

Included in our operating income for the three months ended December 31, 2013 were $0.6 million of New Mexico incentive tax credits received. The amount received was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. These credits resulted in cash refunds and a reduction of future payroll and compensation taxes. There were no incentive tax credits received during the three months ended December 31, 2014.

NOTE 12.	Commitments and Contingencies

Operating Lease Obligations: We lease certain land, facilities, and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.4 million and $0.4 million for the three months ended December 31, 2014 and 2013, respectively.  There are no off-balance sheet arrangements other than our operating leases.

Asset Retirement Obligations ("ARO"): We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our asset retirement obligations include assumptions related to renewal option periods for those facilities where we expect to extend lease terms. The Company recognizes its estimate of the fair value of its asset retirement obligations in the period incurred in long-term liabilities. The fair value of the asset retirement obligations is also capitalized as property, plant and equipment.

In future periods, the asset retirement obligation is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment will be recorded to both the asset retirement obligation and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in estimated retirement costs, and changes in the estimated timing of settling asset retirement obligations. The fair value of our asset retirement obligations were estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 5.78%. There were no asset retirement obligations settled during the three months ended December 31, 2014, and 2013, respectively. Accretion expense of $16,000 and $44,000 was recorded during the three months ended December 31, 2014, and 2013, respectively.

EMCORE leases a major facility in Alhambra, California covering six buildings where manufacturing, research and development, and general and administrative work is provided. Several leases related to these facilities, which expired in 2011, were being maintained on a month-to-month basis. In November 2014, a new lease for four of the six buildings was signed which was retroactively effective on October 1, 2014. The new lease extended the terms of the lease for three years plus a three year option to extend the lease, added an optional exercise period and clarified the obligations and restoration work necessary to restore the buildings back to the requirements in the lease.

The Company’s asset retirement obligation consists of legal requirements to return the existing leased facilities to its original state and certain environmental work to be performed due to the presence of a manufacturing fabrication operation and significant changes to the facilities over the past thirty years. EMCORE had estimated a significant asset retirement obligation associated with this site.

During the first quarter of fiscal 2015, the Company completed an analysis of the new Alhambra lease and revised its estimated future cash flows of its asset retirement obligations. The analysis required estimating the probability or likelihood that the Company will be required to remove certain infrastructure and restore the leased properties as set forth in the new lease, and the timing and amount of those future costs. The analysis resulted in the downward revision of the Company’s asset retirement obligation liability. This change in the estimated cash flows resulted in a reduction in the asset retirement obligations liability by $2.9 million with an offsetting reduction to property, plant, and equipment of $2.1 million, and a gain from change in estimate of ARO obligation of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the asset retirement obligations were established. The amount of the remaining reduction to the asset retirement obligations was recorded as a reduction to operating expenses.

The following table summarizes asset retirement obligations activity.

Asset retirement obligations:	As of December 31,
(in thousands)	2014
Balance at beginning of period	$5,263
Asset retirement obligations reclassified to liabilities of discontinued operations	(720)
Subtotal	4,543
Accretion expense	16
Revision in estimated cash flows	(2,879)
Balance at end of period	$1,680

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations. On September 19, 2013, we received written notice from a customer of our broadband products requesting indemnification relating to a lawsuit brought against them alleging patent infringement of a system incorporating our product. As of December 31, 2014, there has been no resolution to this claim.

In March 2012, we entered into a Master Purchase Agreement with SEI, pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we recorded this amount as a deferred gain on our balance sheet as of December 31, 2014 and September 30, 2014 as a result of these contingencies. In April 2013, May 2013 and May 2014, we received letters from SEI asserting indemnification claims under the Master Purchase Agreement. As of December 31, 2014, there has been no resolution to these claims. See Note 1 - Description of Business for additional disclosures related to this asset sale and below for additional disclosures related to the claims.

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

b) Sumitomo Electric Industries Ltd.

On September 23, 2014, Sumitomo Electric Industries Ltd. ("Sumitomo"), filed for arbitration against EMCORE, as required under the Master Purchase Agreement between the parties (the "MPA"). Sumitomo seeks $40.0 million from EMCORE, relating to claims for quality issues, expenses related to subpoenas issued in litigation against a vendor and customers of SEDU, a claim that EMCORE made fraudulent or negligent misrepresentations to Sumitomo in the MPA, and other breach of contract claims. We believe that the claims in this matter are without merit and we intend to defend ourselves vigorously against them. However, because the matter is in a preliminary stage, we cannot assure you as to its outcome, or that an adverse decision in such action would not have a material adverse effect on our business, financial condition or results of operation. On November 14, 2014, EMCORE answered Sumitomo’s complaint and asserted several legal defenses.

NOTE 13.	Equity

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

The following table summarizes stock option activity under the Equity Plans for the three months ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2014	1,431,190	$19.06
Granted	3,200	$5.15
Exercised	(75,014)	$4.61		$49
Forfeited	(1,650)	$5.63
Expired	(21,489)	$23.61
Outstanding as of December 31, 2014	1,336,237	$19.78	2.75	$263
Exercisable as of December 31, 2014	1,312,833	$20.04	2.69	$251
Vested and expected to vest as of December 31, 2014	1,333,059	$19.82	2.74	$261

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the three months ended December 31, 2013, the intrinsic value of options exercised was $1,000.

As of December 31, 2014, there was approximately $0.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 2.5 years.

Valuation Assumptions
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the Three Months Ended December 31,
	2014	2013
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%
Expected stock price volatility rate	82.5%	95.7%
Risk-free interest rate	1.9%	1.7%
Expected term (in years)	6.0	6.0

Weighted average grant date fair value per share of stock options granted:	$3.63	$3.92

Restricted Stock

Restricted stock units (RSUs) granted under the 2010 Equity Plan and 2012 Equity Plan typically vest over 3 years and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. RSUs are not considered issued or outstanding common stock until they vest.

The following table summarizes the activity related to RSUs for the three months ended December 31, 2014:

Restricted Stock Activity	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2014	966,579	$4.71
Granted	—
Vested	(406,450)	$4.58
Forfeited	(37,950)	$4.86
Non-vested as of December 31, 2014	522,179	$4.80

As of December 31, 2014, there was approximately $1.1 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 1.0 years. The 0.5 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $2.8 million and a weighted average remaining contractual term of 0.5 years. For the three months ended December 31, 2014 and 2013, the intrinsic value of RSUs vested was $2.1 million and $0.7 million , respectively. Of the 0.5 million outstanding non-vested RSUs, approximately 0.5 million are expected to vest and have an aggregate intrinsic value of approximately $2.6 million and a weighted average remaining contractual term of 0.5 years. For the three months ended December 31, 2013, the weighted average grant date fair value of RSUs granted was $4.95.

On December 10, 2014, in connection with the sale of the Photovoltaics Business and the change in control, 0.3 million RSU's vested.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the Three Months Ended December 31,
(in thousands)	2014	2013
Employee stock options	$177	$49
Restricted stock awards and units	1,259	494
Employee stock purchase plan	50	88
401(k) match in common stock	80	78
Outside director fees in common stock	208	110
Total stock-based compensation expense	$1,774	$819

Stock-based Compensation Expense - by expense type	For the Three Months Ended December 31,
(in thousands)	2014	2013
Cost of revenue	$104	$109
Selling, general, and administrative	1,565	553
Research and development	105	157
Total stock-based compensation expense	$1,774	$819

The stock based compensation expense above relates to continuing operations. Included within discontinued operations is $0.8 million and $0.3 million of stock based compensation expense for the three months ended December 31, 2014 and 2013, respectively.

Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net (Loss) Income Per Share	For the Three Months Ended December 31,
(in thousands, except per share)	2014	2013

Numerator
Loss from continuing operations	$(3,130)	$(3,823)
Income from discontinued operations	$59,258	$1,769
Total	56,128	(2,054)
Undistributed earnings allocated to common shareholders for basic net income (loss) per share	$56,128	$(2,054)
Undistributed earnings allocated to common shareholders for diluted net income (loss) per share	$56,128	$(2,054)
Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	31,217	29,938
Dilutive options outstanding, unvested stock units and ESPP	—	—
Denominator for diluted net income (loss) per share - adjusted weighted average shares outstanding	31,217	29,938

Net income (loss) per basic and diluted shares:
Continuing operations	$(0.10)	$(0.13)
Discontinued operations	$1.90	$0.06
Net income (loss) per basic share	$1.80	$(0.07)

Weighted average antidilutive options, unvested restricted stock units and awards, warrants and ESPP shares excluded from the computation	2,649	3,049
Average market price of common stock	$5.29	$5.04

The antidilutive stock options, unvested stock and warrants were excluded from the computation of diluted net income (loss) per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring a net loss for the periods presented.

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

Future Issuances

As of December 31, 2014, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	1,336,237
Unvested restricted stock units	522,179
Purchases under the employee stock purchase plan	1,092,983
Issuance of stock-based awards under the Equity Plans	1,145,183
Exercise of outstanding warrants	400,001
Purchases under the officer and director share purchase plan	88,741
Total reserved	4,585,324

NOTE 14.	Geographical Information

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with SolAero pursuant to which the Company agreed to sell the Photovoltaics Business for $150.0 million in cash, subject to a working capital adjustment pursuant to the Photovoltaics Agreement. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale. Accordingly, the Company has one remaining reportable segment: Fiber Optics. See also Note 3 - Discontinued Operations for additional disclosures.

EMCORE's Fiber Optics business provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV), Wireless and Fiber-To-The-Premises (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications.

On October 22, 2014, EMCORE entered into an Asset Purchase Agreement (the "Digital Products Agreement") with NeoPhotonics Corporation, a Delaware corporation ("NeoPhotonics") pursuant to which the Company agreed to sell certain assets, and transferred certain liabilities of the Company's telecommunications business (collectively, the "Digital Products Business" and, the sale of the Digital Products Business, the "Digital Products Assets Sale") to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain adjustments. On January 2, 2015, EMCORE completed the sale of the Digital Products Business.
The financial results of the Photovoltaics and Digital Products Businesses are presented as "discontinued operations" on the Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013; and the assets and liabilities of the Digital Products Business disposed of January 2, 2015 are presented as "Assets of discontinued operations" and "Liabilities of discontinued operations" on the Consolidated Balance Sheets as of December 31, 2014 and September 30, 2014.
We evaluate our reportable segments pursuant to ASC 280, Segment Reporting. The Company's Chief Executive Officer is the chief operating decision maker and he assesses the performance of the operating segments and allocates resources to segments based on their business prospects, competitive factors, net revenue, operating results, and other non-GAAP financial ratios. Based on this evaluation, the Company operates as a single reportable segment.

Revenue: The following tables set forth revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address and excludes the discontinued operations discussed above.

Revenue by Geographic Region	For the three months ended December 31,
(in thousands)	2014	2013
United States	$13,350	$10,444
Asia	2,697	2,168
Europe	2,077	1,664
Other	292	387
Total revenue	$18,416	$14,663

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from three of our customers, represented 50% of our consolidated revenue for the three months ended December 31, 2014. Revenue from three of our customers represented 44% of our consolidated revenue for the three months ended December 31, 2013.

Long-lived Assets: Long-lived assets consist primarily of property, plant, and equipment and also intangible assets. Long-lived assets to be disposed of as the result of the Photovoltaics and Digital Products Asset Sales were included in "Assets of discontinued operations" on the Consolidated Balance Sheet as of December 31, 2014 and September 30, 2014, and accordingly, are not included in the following table.

Long-lived Assets	As of	As of
(in thousands)	December 31, 2014	September 30, 2014
United States	$2,302	$4,997
International	6,002	5,531
Long-lived assets	$8,304	$10,528

As of December 31, 2014 and September 30, 2014, approximately 28% and 47%, respectively, of our long-lived assets were located in the United States. The remaining assets are primarily located in China. As a result of the revision in the estimated amount and timing of cash flows for asset retirement obligations in the United States, the Company reduced its asset retirement obligations liability by $2.9 million with an offsetting reduction to property, plant, and equipment of $2.1 million, and operating expense of $0.8 million. See Note 12 - Commitments and Contingencies for additional information.

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

Business Overview

EMCORE Corporation and its subsidiaries (referred to herein as the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the fiber optics market. We were established in 1984 as a New Jersey corporation and we have one reporting segment: Fiber Optics. EMCORE's Fiber Optics business provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV), Wireless and Fiber-To-The-Premises (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications. EMCORE's Solar Photovoltaics business, which was sold in December 2014, provided products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells (CICs) and complete satellite solar panels. In addition to organic growth and development of our existing Fiber Optics market, we intend to pursue other strategies to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions. Accordingly, the Strategy Committee of the Board and our management may from time to time be engaged in evaluating potential strategic opportunities and may enter into definitive agreements with respect to, such transactions or other strategic alternatives.

Our headquarters and principal executive offices are located at 2015 W. Chestnut Street, Alhambra, California, 91803 and our main telephone number is (626) 293-3400. For specific information about us, our products, or the markets we serve, please visit our website at http://www.emcore.com. The information contained in or linked to our website is not a part of, nor incorporated by reference into, this Quarterly Report on Form 10-Q or a part of any other report or filing with the Securities and Exchange Commission (SEC).

Recent Developments

Sale of Photovoltaics Business

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with SolAero Acquisition Corporation ("SolAero"), a Delaware corporation and an affiliate of private equity firm Veritas Capital, pursuant to which SolAero agreed to acquire substantially all of the assets, and assume substantially all of the liabilities, primarily related to or used in connection with the Company’s photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the "Photovoltaics Business" and, the sale of the Photovoltaics Business, the "Photovoltaics Asset Sale") for $150.0 million in cash, subject to a working capital adjustment pursuant to the Photovoltaics Agreement. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

As a result the financial results of the Photovoltaics Business are presented as "discontinued operations" on the Condensed Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013; and the assets and liabilities of the Photovoltaics Business are presented as "assets of discontinued operations" and "liabilities of discontinued operations" on the Condensed Consolidated Balance Sheets as of September 30, 2014. No Photovoltaics assets and liabilities remain on the condensed consolidated balance sheet as of December 31, 2014. Accordingly, the Company has one remaining reportable segment as of December 31, 2014: Fiber Optics. See Note 3 - Discontinued Operations in the notes to the condensed consolidated financial statements for more information.
Sale of Digital Products Business

On October 22, 2014, EMCORE entered into an Asset Purchase Agreement (the "Digital Products Agreement") with NeoPhotonics Corporation, a Delaware corporation ("NeoPhotonics") pursuant to which the Company agreed to sell certain assets, and certain liabilities of the Company's telecommunications business (collectively, the "Digital Products Business" and, the sale of the Digital Products Business, the "Digital Products Assets Sale") to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain adjustments, consisting of $1.5 million in cash at closing and a promissory note in the principal amount of $16.0 million (the "Promissory Note"). The Promissory Note bears interest of 5.0% per annum for the first year and 13.0% per annum for the second year, payable semi-annually in cash, and matures two years from the closing of the transaction. In addition, the promissory note is subject to prepayments under certain circumstances, and is secured by certain of the assets sold to NeoPhotonics in the transaction. The Company is in the process of assessing the fair value of the consideration received from the sale of the Digital Products Business that closed subsequent to December 31, 2014.
On January 2, 2015, EMCORE and NeoPhotonics entered into Amendment No. 1 (the "APA Amendment") to the Digital Products Agreement dated October 22, 2014. Among other things, the APA Amendment revised the nature and timing of the financial deliverable requirements of the Company to NeoPhotonics under the original Digital Products Agreement. The assets sold pursuant to the Digital Products Agreement included certain fixed assets, inventory and intellectual property for the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business. On January 2, 2015, EMCORE completed the sale of the Digital Products Business.

As the result of this transaction, the financial results of the Digital Products Business are presented as "discontinued operations" on the Condensed Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013. We have classified the assets and liabilities that are held for sale within the descriptions "assets of discontinued operations" and "liabilities of discontinued operations" within current and non-current assets and liabilities, on the condensed consolidated balance sheet as of December 31, 2014 and September 30, 2014. See Note 3 - Discontinued Operations in the notes to the condensed consolidated financial statements for more information.
We will use a portion of the proceeds from the Asset Sales to pay for transaction costs associated with the Asset Sales, make payments required pursuant to existing retention award agreements, repay certain indebtedness and for general working capital purposes. The remaining proceeds from the Asset Sales may be used, at the discretion of our Board, to repay other indebtedness, provide liquidity to the Company's shareholders through one or more special dividends or repurchase of outstanding shares of the Company's common stock, invest in our other businesses, or a combination thereof.
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

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue.

	For the three months ended December 31,
	2014	2013
Revenue	100.0%	100.0%
Cost of revenue	71.9	83.7
Gross profit	28.1	16.3
Operating expense:
Selling, general, and administrative	46.8	38.6
Research and development	11.8	12.4
Gain from change in estimate on ARO obligation	(4.6)	—
Loss on sale of assets	1.2	—
Total operating expense	55.2	51.0
Operating loss	(27.1)	(34.7)
Other income (expense):
Interest expense, net	(0.7)	(0.9)
Foreign exchange gain	0.3	0.7
Gain on sale of investment	—	2.0
Change in fair value of financial instruments	0.2	(0.5)
Total other (expense) income	(0.2)	1.3
Loss from continuing operations before income tax expense	(27.3)	(33.4)
Income tax benefit	10.4	7.4
Loss from continuing operations	(16.9)%	(26.0)%
Income from discontinued operations, net of tax	321.8%	12.1%
Net income (loss)	304.8%	(13.9)%

Comparison of financial results

(in thousands, except percentages)	For the three months ended December 31,
	2014	2013	$ Change	% Change
Revenue	$18,416	$14,663	$3,753	25.6%
Cost of revenue	13,237	12,272	965	7.9%
Gross profit	5,179	2,391	2,788	116.6%
Operating expense:
Selling, general, and administrative	8,627	5,656	2,971	52.5%
Research and development	2,174	1,824	350	19.2%
Gain from change in estimate on ARO obligation	(845)	—	(845)	N/A
Loss on sale of assets	228	—	228	N/A
Total operating expense	10,184	7,480	2,704	36.1%
Operating loss income	(5,005)	(5,089)	84	1.7%
Other income (expense):
Interest expense, net	(130)	(126)	(4)	(3.2)%
Foreign exchange gain	57	100	(43)	(43.0)%
Gain on sale of investment	—	290	(290)	(100.0)%
Change in fair value of financial instruments	36	(78)	114	146.2%
Total other (expense) income	(37)	186	(223)	(119.9)%
Loss from continuing operations before income tax expense	(5,042)	(4,903)	(139)	(2.8)%
Income tax benefit	1,912	1,080	832	77.0%
Loss from continuing operations	(3,130)	(3,823)	693	18.1%
Income from discontinued operations, net of tax	59,258	1,769	57,489	3,249.8%
Net income (loss)	$56,128	$(2,054)	$58,182	2,832.6%

Revenue

EMCORE's Fiber Optics business provides optical components, subsystems, and systems for high-speed telecommunications, CATV, and FTTP networks, as well as products for satellite communications, video transport, and specialty photonics technologies for defense and homeland security applications. Broadband products includes cable television products, fiber-to-the-premises products, satellite communication products, video transport products, and defense and homeland security products.

For the three months ended December 31, 2014, revenue increased 25.6% compared to the same period during the prior year driven by higher sales of our CATV products due to higher customer demand. Sales of our CATV products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represented the largest percentage of our total fiber optics-related revenue during the three-month period.

Gross Profit

Our cost of revenue consists of raw materials, compensation expense including non-cash stock-based compensation expense, depreciation expense and other manufacturing overhead costs, expenses associated with excess and obsolete inventories, and product warranty costs. Historically, our cost of revenue, as a percentage of revenue, has fluctuated largely due to inventory and specific product warranty charges. Our gross margins are also affected by product mix, manufacturing yields and volumes.

Consolidated gross margins were 28.1% and 16.3% for the three months ended December 31, 2014 and 2013, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.1 million and $0.1 million during the three months ended December 31, 2014 and 2013.

For the three months ended December 31, 2014, gross margins increased when compared to the same period during the prior year. The increase in gross margins for the three months ended December 31, 2014 compared to the same period in 2013 was primarily due to higher sales volume and higher utilization of the manufacturing facility as we significantly increased production resulting in higher levels of absorption.

Selling, General and Administrative (SG&A)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $1.6 million and $0.6 million during the three months ended December 31, 2014 and 2013.

SG&A expense for the three months ended December 31, 2014 was higher than the amount reported in the same period during the prior year primarily due to higher stock-based compensation and severance and compensation expense associated with the sale of the Photovoltaics Business.

As a percentage of revenue, SG&A expenses were 46.8% and 38.6% for the three months ended December 31, 2014 and 2013, respectively.

Research and Development (R&D)

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

Stock-based compensation expense within R&D totaled $0.1 million and $0.2 million during the three months ended December 31, 2014 and 2013, respectively.

R&D expense for the three months ended December 31, 2014 was higher than the amounts reported in the same period during the prior year primarily due to lower contract charges for production activities.

As a percentage of revenue, R&D expenses were 11.8% and 12.4% for the three months ended December 31, 2014 and 2013, respectively.

Gain from Change in Estimate on ARO Obligation

As a result of the revision in the estimated amount and timing of cash flows for asset retirement obligations, the Company reduced asset retirement obligations liability by $2.9 million with an offsetting reduction to property, plant, and equipment of $2.1 million, and gain from change in estimate on ARO obligation of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the asset retirement obligations were established. The amount of the remaining reduction to the asset retirement obligations were recorded as a reduction to operating expenses. See Note 12 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information.

Operating Loss

Operating loss represents revenue less the cost of revenue and direct operating expenses incurred. Operating (loss) income is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (27.2)%, and (34.7)% for the three months ended December 31, 2014 and 2013, respectively.

Other Income (Expense)

Foreign Exchange
Gains and losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income (loss). A majority of the gains or losses recorded relate to the change in value of the euro and yuan renminbi relative to the U.S. dollar. The assets and liabilities of our foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet dates, and the revenue and expense amounts are translated at the average rate during the applicable periods reflected on the consolidated statements of operations and comprehensive income (loss). Foreign currency translation adjustments are recorded as accumulated other comprehensive income.

Change in Fair Value of Financial Instruments
As of December 31, 2014 and September 30, 2014, warrants representing the right to purchase 400,001 shares of our common stock were outstanding.

All of our warrants meet the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive income (loss) when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to affect a mandatory exercise of each warrant. The valuation model requires the input of subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of our warrants has been primarily due to the change in the closing price of our common stock. See Note 4- Fair Value Accounting in the notes to the condensed consolidated financial statements for additional information related to our valuation of our outstanding warrants.

Gain on Sale of Investment
During the three months ended December 31, 2013, we sold our investment in a company that had a net book value of $0 at September 30, 2013, for $0.3 million.

Net Income (Loss)

Net income (loss) per basic and diluted share was $1.80 and $(0.07) for the three months ended December 31, 2014 and 2013, respectively.

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the three months ended December 31,
	2014	2013	$ Change	% Change
Revenue	$24,429	$29,548	$(5,119)	(17.3)%
Cost of revenue	17,357	21,804	(4,447)	(20.4)%
Gross profit	7,072	7,744	(672)	(8.7)%
Operating expense	5,415	4,895	520	10.6%
Other income	779	—	779	N/A
Gain on sale of discontinued operations	87,022	—	87,022	N/A
Income from discontinued operations before income tax	89,458	2,849	86,609	3,040.0%
Income tax expense	(30,200)	(1,080)	(29,120)	2,696.3%
Income from discontinued operations, net of tax	$59,258	$1,769	$57,489	3,249.8%

During the three months ended December 31, 2014, we recognized a gain of $56.8 million, net of tax on the sale of the Photovoltaics Business which is recorded within income from discontinued operations under the caption "gain on sale of discontinued operations". During the three months ended December 31, 2014, we recorded income (loss) from discontinued operations from the Photovoltaics and Digital Products Businesses of $59.3 million and $(6,000), respectively. During the three months ended December 31, 2013, we recorded income (loss) from discontinued operations from the Photovoltaics and Digital Products Businesses of $3.8 million and $(2.1) million, respectively.

Income Tax Expense
At September 30, 2014, the Company determined that it was more likely than not that certain deferred tax assets would be realized upon the sale of the Photovoltaic Business in fiscal year 2015. As a result, a net deferred tax valuation allowance release of $24.1 million was recorded as an income tax benefit during fiscal year 2014. The sale of the Photovoltaic Business closed on December 10, 2014 and the Company realized a gain on the transaction.
For the three months ended December 31, 2014, the Company reported $1.9 million of income tax benefit from continuing operations losses and $30.2 million of income tax expense within income from discontinued operations. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations. During the three months ended December 31, 2014, the Company utilized $24.1 million of deferred tax assets. An income tax benefit will be recorded on anticipated losses from continuing operations incurred during the remaining quarters of fiscal 2015. The Company expects to make a payment for alternative minimum taxes and the remaining income tax expense will be offset mainly through utilization of net operating loss carry forwards.

For the three months ended December 31, 2013, the Company reported $1.1 million of income tax benefit from losses from continuing operations and $1.1 million of income tax expense within income from discontinued operations. Also see Note 11. Income and other Taxes in the notes to the condensed consolidated financial statements for more information.

Order Backlog

EMCORE's product sales are made pursuant to purchase orders, often with short lead times. These orders are subject to revision or cancellation and often are made without deposits. Products typically ship within the same quarter in which a purchase order is received; therefore, our order backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

Cash Flow:

The Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013, respectively reflects cash flows from both the continuing and discontinued operations of the Company.

Net Cash Provided By (Used In) Operating Activities

Operating Activities (in thousands, except percentages)	For the three months ended December 31,
	2014	2013	$ Change	% Change
Net cash provided by operating activities	$2,749	$6,725	$(3,976)	(59.1)%

Fiscal 2015:
For the three months ended December 31, 2014, our operating activities provided cash of $2.7 million primarily due to the changes in our current assets and liabilities (or working capital components) of $6.4 million, depreciation, amortization and accretion expense of $1.2 million, stock-based compensation expense of $2.6 million, allowance for doubtful accounts of $0.3 million and our net income of $56.1 million partially offset by the gain on sale of Photovoltaics Business of $87.0 million and gain from change in estimate on ARO obligation of $0.8 million. The change in our current assets and liabilities was primarily the result of an increase in inventory of $2.2 million, other assets of $4.1 million and a decrease in accounts payable of $0.4 million, partially offset by an increase in accrued expenses and other liabilities of $7.7 million and a decrease in accounts receivable of $5.3 million.

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

Net Cash Provided by (Used In) Investing Activities

Investing Activities (in thousands, except percentages)	For the three months ended December 31,
	2014	2013	$ Change	% Change
Net cash provided by (used in) investing activities	$150,280	$(132)	$150,412	113,948.5%

Fiscal 2015:
For the three months ended December 31, 2014, our investing activities provided $150.3 million of cash primarily from proceeds from sale of Photovoltaics business of $150.0 million, and decrease in restricted cash of $1.1 million partially offset by capital related expenditures of $0.8 million.

Fiscal 2014:
For the three months ended December 31, 2013, our investing activities consumed $0.1 million of cash primarily from capital related expenditures of $0.7 million, partially offset by cash proceeds of $0.3 million from the sale of an investment and a decrease in restricted cash of $0.3 million.

Net Cash Used In Financing Activities

Financing Activities (in thousands, except percentages)	For the three months ended December 31,
	2014	2013	$ Change	% Change
Net cash used in financing activities	$(26,163)	$(4,492)	$21,671	482.4%

Fiscal 2015:
For the three months ended December 31, 2014, our financing activities consumed cash of $26.2 million primarily due to the net payment of $26.5 million on our bank credit facility partially offset by $0.4 million in proceeds from stock plan transactions. See Note 1 - Description of Business in the notes to the condensed consolidated financial statements for information related to borrowings from our bank credit facility.

Fiscal 2014:
For the three months ended December 31, 2013, our financing activities consumed cash of $4.5 million primarily due to the net payment of $4.5 million on our bank credit facility. See Note 1 - Description of Business in the notes to the condensed consolidated financial statements for information related to borrowings from our bank credit facility.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2015 and over the next five fiscal years are summarized in the table below:

(in thousands)
	Total	2015	2016 to 2017	2018 to 2019	2020 and later
Purchase obligations	$21,172	$20,983	$189	$—	$—
Credit facility	—	—	—	—	—
Asset retirement obligations	2,030	265	40	45	1,680
Operating lease obligations	2,205	810	1,395	—	—
Total contractual obligations and commitments	$25,407	$22,058	$1,624	$45	$1,680

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

On December 3, 2014, we entered into a Sixth Amendment to the credit facility, pursuant to which Wells Fargo agreed, to automatically release all encumbrances covering certain of the Company’s assets to be sold pursuant to the Photovoltaics Agreement and the Digital Products Agreement. In addition, on December 10, 2014, upon notice to Wells Fargo of the closing of the transaction contemplated by the Photovoltaics Agreement, the maximum borrowing allowed under the credit facility was reduced from $35.0 million to $15.0 million, and certain other changes to the borrowing base calculations went into effect.

As of December 31, 2014, there was no outstanding balance under this credit facility with an interest rate of 3.3% and approximately $1.5 million reserved for six stand-by letters of credit under the credit facility.

Asset Retirement Obligations
We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our asset retirement obligations include assumptions related to renewal option periods where we expect to extend facility lease terms. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. See Note 12- Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information related to our asset retirement obligations.

Operating Leases
Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties. There are no off-balance sheet arrangements other than our operating leases. See Note 12- Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information related to our operating lease obligations.

Geographical Information
See Note 14 - Geographic Information in the notes to the condensed consolidated financial statements for disclosures related to revenue, geographic revenue and significant customers.

Recent Accounting Pronouncements
See Note 2 - Recent Accounting Pronouncements in the notes to the condensed consolidated financial statements for disclosures related to recent accounting pronouncements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

For Quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We do not believe the Company's exposure to market risk has changed materially since September 30, 2014.

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

Management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act) as of the end of the period covered by this report.  Based upon this evaluation, management concluded that as of December 31, 2014, the Company's disclosure controls and procedures were not effective because of the material weaknesses described in section (c).

In light of the material weaknesses described in section (c) below, additional analyses and other procedures were performed to ensure that the Company's condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  These measures included expanded quarter-end tax analysis and tax provision procedures and management's own internal reviews and efforts to remediate the material weakness in internal control over financial reporting described below.  As a result of these measures, management concluded that the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's consolidated financial position, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

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

b.     Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

c.     In Process Remediation Actions to Address the Internal Control Weaknesses

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management identified a material weakness in the Company's internal control over financial reporting as of September 30, 2014 which continues to exist as of December 31, 2014. The Company did not design and maintain an effective review control over accounting for the deferred tax valuation allowance, specifically considering all available evidence associated with significant and unusual transactions through the issuance of the financial statements.

In response to the identified material weakness described above, management has dedicated resources to improving its control environment and initiated a remediation plan which included the following actions:

•
Processes, procedures and controls over accounting for the deferred tax valuation allowance are being reviewed and modified to ensure greater oversight and evaluation of income tax matters through the issuance of the financial statements.

•	Additional external resources have been, and will continue to be engaged as necessary to ensure that all concepts and interpretations around income tax accounting have been appropriately considered.

Management believes that actions taken during the quarter ended December 31, 2014, along with other improvements not yet implemented, will address the material weaknesses in the Company's internal control over financial reporting described above.
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

PART II.    Other Information

ITEM 1.     Legal Proceedings

See Note 12- Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our legal proceedings.

ITEM 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2014, which could materially affect our business, financial condition or future results. We do not believe the Company's risks have changed materially since we filed our Form 10-K on December 12, 2014. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us also may materially adversely affect our business, financial condition and/or operating results.

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

EMCORE CORPORATION

Date:	February 13, 2015	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	February 13, 2015	By:	/s/ Mark Weinswig
Mark Weinswig
Chief Financial Officer (Principal Financial and Accounting Officer)