Form 10-Q
period 2015-03-31
EMCORE CORP
filed 2015-05-06
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of May 1, 2015, the number of shares outstanding of our no par value common stock totaled 32,296,486.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are largely based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates”, “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, "should", “targets”, “will”, "would", and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following: (a) the rapidly evolving markets for the Company's products and uncertainty regarding the development of these markets; (b) the Company's historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period; (c) delays and other difficulties in commercializing new products; (d) the failure of new products: (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and, (iv) to successfully compete with products offered by our competitors; (e) uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally; (f) actions by competitors; and (g) other risks and uncertainties discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as updated by our subsequent periodic reports. These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

Forward-looking statements are based on certain assumptions and analysis made in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate under the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended March 31, 2015

PART I.	Financial Information

ITEM 1.	Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Six Months Ended March 31, 2015 and 2014
(in thousands, except net income (loss) per share)
(unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2015	2014	2015	2014
Revenue	$19,057	$12,953	$37,473	$27,616
Cost of revenue	12,678	10,055	25,915	22,327
Gross profit	6,379	2,898	11,558	5,289
Operating expense:
Selling, general, and administrative	5,954	4,328	14,581	9,984
Research and development	2,022	2,676	4,196	4,500
Gain from change in estimate on ARO obligation	—	—	(845)	—
Loss on sale of assets	—	—	228	—
Total operating expense	7,976	7,004	18,160	14,484
Operating loss	(1,597)	(4,106)	(6,602)	(9,195)
Other income (expense):
Interest income (expense), net	165	(117)	35	(243)
Foreign exchange (loss) gain	(6)	(90)	51	10
Gain on sale of investment	—	17	—	307
Change in fair value of financial instruments	86	7	122	(71)
Total other income (expense)	245	(183)	208	3
Loss from continuing operations before income tax expense	(1,352)	(4,289)	(6,394)	(9,192)
Income tax benefit (expense)	396	(433)	2,308	647
Loss from continuing operations	(956)	(4,722)	(4,086)	$(8,545)
Income (loss) from discontinued operations, net of tax	4,008	(710)	63,266	1,059
Net income (loss)	$3,052	$(5,432)	$59,180	$(7,486)
Other comprehensive income (net of tax):
Foreign exchange translation adjustment	(8)	(43)	(719)	2
Other comprehensive (loss) income	(8)	(43)	(719)	2
Comprehensive income (loss)	$3,044	$(5,475)	$58,461	$(7,484)
Per share data:
Net income (loss) per basic and diluted share:
Continuing operations	$(0.03)	$(0.16)	$(0.13)	$(0.28)
Discontinued operations	0.13	(0.02)	2.00	0.03
Net income (loss) per basic and diluted share	$0.10	$(0.18)	$1.87	$(0.25)

Weighted-average number of basic and diluted shares outstanding	32,077	30,392	31,640	30,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of March 31, 2015 and September 30, 2014
(in thousands, except per share data)
(unaudited)

	As of	As of
	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$140,965	$20,687
Restricted cash	168	1,482
Accounts receivable, net of allowance of $413 and $116, respectively	17,110	12,769
Inventory	15,501	15,644
Deferred income taxes, net	—	3,908
Prepaid expenses and other current assets	6,236	5,336
Current assets of discontinued operations	—	44,065
Total current assets	179,980	103,891
Property, plant, and equipment, net	7,976	10,446
Other intangible assets, net	70	82
Note receivable	15,482	—
Deferred income taxes, net	—	20,172
Other non-current assets, net of allowance of $3,561 and $3,561, respectively	320	512
Non-current assets of discontinued operations	—	56,239
Total assets	$203,828	$191,342
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$—	$26,518
Accounts payable	6,819	6,804
Deferred gain associated with sale of assets	3,400	3,400
Warrant liability	—	122
Accrued expenses and other current liabilities	15,976	15,209
Current liabilities of discontinued operations	—	20,924
Total current liabilities	26,195	72,977
Asset retirement obligations	1,731	4,543
Other long-term liabilities	415	755
Non-current liabilities of discontinued operations	—	720
Total liabilities	28,341	78,995
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 32,303 shares issued and 32,263 shares outstanding as of March 31, 2015; 31,149 shares issued and 31,109 shares outstanding as of September 30, 2014	760,047	755,368
Treasury stock, at cost; 40 shares	(2,071)	(2,071)
Accumulated other comprehensive income	1,118	1,837
Accumulated deficit	(583,607)	(642,787)
Total shareholders’ equity	175,487	112,347
Total liabilities and shareholders’ equity	$203,828	$191,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2015 and 2014
(in thousands)
(unaudited)

	For the six months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$59,180	$(7,486)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization, and accretion expense	1,803	4,163
Stock-based compensation expense	3,760	2,239
Deferred income taxes	24,080	—
Gain on sale of Photovoltaics Business	(87,022)	—
Gain on sale of Digital Products Business	(1,994)	—
Gain on sale of an investment	—	(307)
Provision adjustments related to doubtful accounts	463	361
Provision adjustments related to product warranty	515	1,562
Change in fair value of financial instruments	(122)	71
Gain from change in estimate on ARO obligation	(845)	—
Reclassification of foreign currency translation adjustment	(744)	—
Net loss on disposal of equipment	237	—
Settlement of customer related warranty claim	(280)	—
Total non-cash adjustments	(60,149)	8,089
Changes in operating assets and liabilities:
Accounts receivable	3,859	4,003
Inventory	(1,541)	3,526
Other assets	(913)	2,496
Accounts payable	(3,151)	(630)
Accrued expenses and other current liabilities	(3,012)	(2,698)
Total change in operating assets and liabilities	(4,758)	6,697
Net cash (used in) provided by operating activities	(5,727)	7,300
Cash flows from investing activities:
Proceeds from sale of Photovoltaics Business	150,000	—
Proceeds from sale of Digital Products Business	1,500	—
Cash proceeds from sale of investment	—	307
Purchase of equipment	(1,150)	(1,039)
Decrease (increase) in restricted cash	1,314	(1,178)
Proceeds from disposal of property, plant and equipment	50	—
Net cash provided by (used in) investing activities	151,714	(1,910)
Cash flows from financing activities:
Payments on credit facilities	(26,518)	(4,106)
Proceeds from stock plans	834	659
Net cash used in financing activities	(25,684)	(3,447)
Effect of exchange rate changes on foreign currency	(25)	128
Net increase in cash and cash equivalents	120,278	2,071
Cash and cash equivalents at beginning of period	20,687	16,104
Cash and cash equivalents at end of period	$140,965	$18,175
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$139	$272
Cash paid during the period for income taxes	$25	$4
NON-CASH INVESTING AND FINANCING ACTIVITIES
Sale of Digital Products assets to NeoPhotonics for note receivable	$15,482	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
For the three and six months ended March 31, 2015
(unaudited)

NOTE 1.	Description of Business

Business Overview

EMCORE Corporation and its subsidiaries (referred to herein as the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the fiber optics market. We were established in 1984 as a New Jersey corporation and we have one reporting segment: Fiber Optics. EMCORE's Fiber Optics business provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV), Wireless and Fiber-To-The-Premises (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications. EMCORE's Solar Photovoltaics business, which was sold in December 2014, provided products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells (CICs) and complete satellite solar panels. EMCORE sold certain assets, and transfered certain liabilities, of the Company's telecommunications business, including the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business in January 2015. In addition to organic growth and development of our existing Fiber Optics market, we intend to pursue other strategies to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions. Accordingly, the Strategy Committee of the Board and our management may from time to time be engaged in evaluating potential strategic opportunities and may enter into definitive agreements with respect to, such transactions or other strategic alternatives.

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

On October 22, 2014, EMCORE entered into an Asset Purchase Agreement (the "Digital Products Agreement") with NeoPhotonics Corporation, a Delaware corporation ("NeoPhotonics"), pursuant to which the Company agreed to sell certain assets, and transfer certain liabilities, of the Company's telecommunications business (collectively, the "Digital Products Business" and, the sale of the Digital Products Business, the "Digital Products Assets Sale") to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain adjustments, consisting of $1.5 million in cash at closing and a promissory note in the principal amount of $16.0 million (the "Promissory Note").

On January 2, 2015, EMCORE and NeoPhotonics entered into Amendment No. 1 (the "APA Amendment") to the Digital Products Agreement dated October 22, 2014. Among other things, the APA Amendment revised the nature and timing of the financial deliverable requirements of the Company to NeoPhotonics under the original Digital Products Agreement. The assets sold pursuant to the Digital Products Agreement included certain fixed assets, inventory and intellectual property for the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business. On January 2, 2015, EMCORE completed the sale of the Digital Products Business. On April 16, 2015, EMCORE and NeoPhotonics entered into an agreement to adjust the purchase price resulting in an adjusted balance of the Promissory Note of $15.5 million. On April 17, 2015, NeoPhotonics prepaid the outstanding balance of the Promissory Note, including accrued interest, in the amount of $15.7 million.

The Photovoltaics Asset Sale and Digital Products Asset Sale are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations as discontinued operations. We have also reclassified the assets and liabilities that were sold within the descriptions "assets of discontinued operations" and "liabilities of discontinued operations" within current and non-current assets and liabilities, respectively, on the condensed consolidated balance sheet as of September 30, 2014. No Photovoltaics or Digital Products assets or liabilities remain on the condensed consolidated balance sheet as of March 31, 2015. The financial results of the Photovoltaics Business and the Digital Products Business are presented as "discontinued operations" on the Condensed Consolidated Statements of Operations and Comprehensive income (loss) for the three and six months ended March 31, 2015 and 2014. See also Note 3 - Discontinued Operations. The notes to our condensed consolidated financial statements relate to our continuing operations only, unless otherwise indicated.

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

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of March 31, 2015 and September 30, 2014 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. During the fiscal year ended September 30, 2013, we resolved the purchase price contingencies resulting in the reduction of the purchase price by $1.1 million. The reduced purchase price is recorded as an offset to the escrow receivable of $2.6 million. There remains a deferred gain of $3.4 million related to our indemnification obligation to SEI and an escrow receivable of $1.5 million as of March 31, 2015 as claims have been made under the Master Purchase Agreement against these balances prior to the end of the indemnification period in May 2014. We are not able to determine at this time the outcome of any potential settlements associated with the remaining claims and as a result have not recorded any related adjustments to the deferred gain amount.

Liquidity and Capital Resources

Historically, we have consumed cash from operations and incurred significant net losses. We have managed our liquidity position through a series of cost reduction initiatives, borrowings from our credit facility, capital markets transactions, and the sale of assets.

As of March 31, 2015, cash and cash equivalents totaled $141.0 million and net working capital totaled approximately $153.8 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the six months ended March 31, 2015, we earned net income of $59.2 million.

With respect to measures taken to improve liquidity:

•
Sale of Photovoltaics Business: On December 10, 2014, we completed the sale of our Photovoltaics Business for$150.0 million in cash. These proceeds will provide us with working capital for fiscal year 2015 and beyond.

•
Sale of Digital Products Business: On January 2, 2015, we completed the sale of our Digital Products Business for $1.5 million in cash and an adjusted Promissory Note balance of $15.5 million. On April 17, 2015, NeoPhotonics prepaid the outstanding balance of the Promissory Note, including accrued interest, in the amount of $15.7 million. The Promissory Note proceeds are not reflected in the cash balances at March 31, 2015.

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

On December 3, 2014, we entered into a Sixth Amendment to the credit facility, pursuant to which Wells Fargo agrees, to automatically release all encumbrances covering certain of the Company’s assets to be sold pursuant to the Photovoltaics Agreement and the Digital Products Agreement. In addition, on December 10, 2014 upon notice to Wells Fargo of the closing of the transaction contemplated by the Photovoltaics Agreement, the maximum borrowing allowed under the credit facility was reduced from $35 million to $15.0 million, and certain other changes to the borrowing base calculations went into effect.

•
On May 6, 2015, the Company announced that it expects to commence a "Dutch Auction" tender offer to purchase up to approximately $45.0 million of shares of its outstanding common stock. Under the terms of the tender offer, the Company will invite shareholders to tender their shares at prices specified by the tendering shareholders within a range to be specified by the Company in the proposed offer to purchase. The tender offer is expected to commence on May 15, 2015. We expect cash on hand at March 31, 2015 and the proceeds from the Promissory Note to pay for the purchase of the shares.

NOTE 2.	Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or of potential significance, to us other than those discussed below:

•
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05, Foreign Currency Matters. This accounting standard update requires an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This accounting standard was implemented for our fiscal year beginning on October 1, 2014 and it had no significant impact on the Company.

•
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard changes the criteria for reporting discontinued operations. Under the accounting standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when either it qualifies as held for sale, disposed of by sale, or disposed of other than by sale. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. While early adoption is allowed, we have determined that we would not early adopt and as a result this accounting standard update will be effective for our fiscal year beginning on October 1, 2015. We are currently evaluating the impact of this accounting standard update on our Condensed Consolidated Financial Statements.

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

The financial results of the Photovoltaics Business are reported as discontinued operations for the three and six months ended March 31, 2015 and 2014, respectively. In connection with this transaction, we sold net assets of $60.3 million to SolAero and incurred transaction costs of $2.7 million. During the three months ended December 31, 2014, we recognized a gain of $56.8 million, net of tax on the sale of the Photovoltaics Business which is recorded within discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss).

We have classified the assets and liabilities that were sold as "assets of discontinued operations" and "liabilities of discontinued operations" within current and non-current assets and liabilities, respectively, on the condensed consolidated balance sheet as of September 30, 2014. As of September 30, 2014, the carrying amount of goodwill related to the Photovoltaics Business was $20.4 million and this balance was reclassified to non-current assets of discontinued operations. No Photovoltaics assets and liabilities remain on the condensed consolidated balance sheet as of March 31, 2015.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the Photovoltaics business as of March 31, 2015 and September 30, 2014.

	As of	As of
(in thousands)	March 31, 2015	September 30, 2014
Assets of discontinued operations:
Accounts receivable, net of allowance of $0	$—	$17,827
Inventory	—	7,203
Prepaid expenses and other current assets	—	1,512
Current assets of discontinued operations	—	26,542

Property, plant and equipment, net	—	26,660
Goodwill	—	20,384
Other non-current assets, net	—	254
Non-current assets of discontinued operations	—	47,298
Total assets of discontinued operations	$—	$73,840
Liabilities of discontinued operations:
Accounts payable	$—	$4,640
Accrued expenses and other current liabilities	—	5,398
Current liabilities of discontinued operations	—	10,038

Asset retirement obligations	—	720
Non-current liabilities of discontinued operations	—	720
Total liabilities of discontinued operations	$—	$10,758

The following table presents the statements of operations for the discontinued operations of the Photovoltaics Business from October 1, 2014 to December 10, 2014 and for the three and six months ended March 31, 2014.

(in thousands)	For the three months ended March 31,		For the six months ended March 31,
	2015	2014	2015	2014
Revenue	$—	$18,627	$12,614	$39,546
Cost of revenue	—	13,836	8,245	27,016
Gross profit	—	4,791	4,369	12,530
Operating expense	(272)	1,749	2,431	3,298
Other income	—	—	779	—
Gain on sale of discontinued operations	—	—	87,022	—
Income from discontinued operations before income tax	272	3,042	89,739	9,232
Income tax benefit (expense)	277	(1,154)	(29,926)	(3,501)
Income from discontinued operations, net of tax	$549	$1,888	$59,813	$5,731

During the first quarter of fiscal 2015, in connection with the liquidation of our Netherlands and Spain subsidiaries in October 2014, we recognized other income within discontinued operations of $0.7 million previously recorded in accumulated other comprehensive income.

Sale of Digital Products Business

On October 22, 2014, EMCORE entered into the Digital Products Agreement with NeoPhotonics pursuant to which the Company agreed to sell certain assets, and transferred certain liabilities of the Company's Digital Products Business to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain purchase price adjustments, consisting of $1.5 million in cash at closing and a promissory note in the principal amount of $16.0 million (the "Promissory Note"). The Promissory Note bears interest of 5.0% per annum for the first year and 13.0% per annum for the second year, payable semi-annually in cash, and matures two years from the closing of the transaction. In addition, the promissory note is subject to prepayments under certain circumstances, and is secured by certain of the assets sold to NeoPhotonics in the transaction.

On January 2, 2015, EMCORE and NeoPhotonics entered into APA Amendment. Among other things, the APA Amendment revised the nature and timing of the financial deliverable requirements of the Company to NeoPhotonics under the original Digital Products Agreement. The assets sold pursuant to the Digital Products Agreement included certain fixed assets, inventory and intellectual property for the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business. On January 2, 2015, EMCORE completed the sale of the Digital Products Business. On April 16, 2015, EMCORE and NeoPhotonics entered into an agreement to adjust the purchase price resulting in an adjusted balance of the Promissory Note of $15.5 million. On April 17, 2015, NeoPhotonics prepaid the outstanding balance of the Promissory Note, including accrued interest, in the amount of $15.7 million.

The financial results of the Digital Products Business are reported as discontinued operations for the three and six months ended March 31, 2015 and 2014. In connection with this transaction, we sold net assets of $13.3 million to NeoPhotonics and incurred transaction costs of $1.6 million. During the three months ended March 31, 2015, we recognized a gain of $2.0 million, on the sale of the Digital Products Business which is recorded within discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss).

We have classified the assets and liabilities that were sold within the descriptions "assets of discontinued operations" and "liabilities of discontinued operations" within current and non-current assets and liabilities, respectively, on the condensed consolidated balance sheet as of September 30, 2014. No Digital Products assets or liabilities remain on the condensed consolidated balance sheet as of March 31, 2015.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the Digital Products Business as of March 31, 2015 and September 30, 2014.

	As of	As of
(in thousands)	March 31, 2015	September 30, 2014
Assets held for sale:
Accounts receivable, net of allowance of $0 and $17, respectively	$—	$14,268
Inventory	—	3,225
Prepaid expenses and other current assets	—	30
Current assets of discontinued operations	—	17,523

Property, plant and equipment, net	—	7,881
Other intangible assets, net	—	1,060
Non-current assets of discontinued operations	—	8,941
Total assets of discontinued operations	$—	$26,464
Liabilities held for sale:
Accounts payable	—	10,848
Accrued expenses and other current liabilities	—	38
Current liabilities of discontinued operations	$—	$10,886

The following table presents the statements of operations for the discontinued operations of the Digital Products Business through the three and six months ended March 31, 2015 and for the three and six months ended March 31, 2014.

(in thousands)	For the three months ended March 31,		For the six months ended March 31,
	2015	2014	2015	2014
Revenue	$40	$10,667	$11,855	$19,296
Cost of revenue	(1)	11,490	9,111	20,114
Gross profit	41	(823)	2,744	(818)
Operating expense	446	3,362	3,158	6,708
Other income (expense)	—	—	—	—
Gain on sale of discontinued operations	1,994	—	1,994	—
Income (loss) from discontinued operations before income tax	1,589	(4,185)	1,580	(7,526)
Income tax benefit (expense)	1,870	1,587	1,873	2,854
Income (loss) from discontinued operations	$3,459	$(2,598)	$3,453	$(4,672)

NOTE 4.	Fair Value Accounting

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

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table lists our financial assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurement
(in thousands)	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
As of March 31, 2015
Assets:
Cash and cash equivalents	$140,965	—	—	$140,965
Restricted cash	168	—	—	168
Note receivable	—	—	15,482	15,482

Liabilities:
Warrant liability	—	—	—	—
As of September 30, 2014
Assets:
Cash and cash equivalents	$20,687	—	—	$20,687
Restricted cash	1,482	—	—	1,482
Liabilities:
Warrant liability	—	122	—	122

Cash consists primarily of bank deposits or, occasionally, highly liquid short-term investments with a maturity of three months or less at the time of purchase.

Restricted cash represents temporarily restricted deposits held as compensating balances against short-term borrowing arrangements.

Note receivable: As partial consideration for the Digital Products Asset Sale pursuant to the Digital Products Agreement, the Company received a promissory note from Neophotonics in the principal amount of $16.0 million. The Promissory Note bears interest of 5.0% per annum for the first year and 13.0% per annum for the second year, payable semi-annually in cash, and matures two years from the closing of the transaction on January 2, 2015. On April 16, 2015, Emcore and NeoPhotonics entered into an agreement to adjust the purchase price resulting in an adjusted balance of the Promissory Note of $15.5 million. On April 17, 2015, NeoPhotonics prepaid the balance outstanding of the Promissory Note, including accrued interest, in the amount of $15.7 million. Also see Note 3 - Discontinued Operations.

As of March 31, 2015 and September 30, 2014, warrants with an expiration date of April 1, 2015 representing the right to purchase 400,001 shares of our common stock were outstanding. All of our warrants met the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Each quarter, we expect an impact on our statement of operations and comprehensive income (loss) when we record the change in fair value of our outstanding warrants using the Monte Carlo option valuation model. The Monte Carlo option valuation model is used since it allows the valuation of each warrant to factor in the value associated with our right to effect a mandatory exercise of each warrant. The valuation model requires the input of subjective assumptions, including the warrant's expected life and the price volatility of the underlying stock. The change in the fair value of our warrants has been primarily due to the change in the closing price of our common stock.

The carrying amounts of accounts receivable, prepaid expenses and other current assets, borrowings from our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

NOTE 5.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	March 31, 2015	September 30, 2014
Accounts receivable, gross	$17,523	$12,885
Allowance for doubtful accounts	(413)	(116)
Accounts receivable, net	$17,110	$12,769

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

NOTE 6.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	March 31, 2015	September 30, 2014
Raw materials	$7,092	$7,255
Work in-process	4,577	4,403
Finished goods	3,832	3,986
Inventory	$15,501	$15,644

NOTE 7.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	March 31, 2015	September 30, 2014
Equipment	$6,776	$7,328
Furniture and fixtures	34	42
Computer hardware and software	629	749
Leasehold improvements	347	2,278
Construction in progress	190	49
Property, plant, and equipment, net	$7,976	$10,446

During the quarter ended December 31, 2014, as a result of a revision in the estimated amount of cash flows for asset retirement obligations ("ARO") relating to the extension of the Alhambra facility leases and changes in the required restoration efforts, the Company reduced its ARO liability by $2.9 million with an offsetting reduction to leasehold improvements of $2.1 million, and recorded a gain from change in estimate on ARO obligation of $0.8 million. Also see Note 12 - Commitments and Contingencies.

As of March 31, 2015 and September 30, 2014, accumulated depreciation was approximately $22.6 million and $21.5 million, respectively.

NOTE 8.	Intangible Assets

The following table sets forth the carrying value of intangible assets:

(in thousands)	As of March 31, 2015			As of September 30, 2014
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Fiber Optics:
Patents	3,274	(3,204)	70	4,697	(4,615)	82
Total	$3,274	$(3,204)	$70	$4,697	$(4,615)	$82

Amortization expense related to intangible assets is included in selling, general, and administrative expense on our statement of operations and comprehensive income (loss). Based on the carrying amount of our intangible assets as of March 31, 2015, the estimated future amortization expense is as follows:

Estimated Future Amortization Expense
(in thousands)
Six months ending September 30, 2015	$12
Fiscal year ending September 30, 2016	25
Fiscal year ending September 30, 2017	33
Fiscal year ending September 30, 2018	—
Fiscal year ending September 30, 2019 and thereafter	—
Total	$70

NOTE 9.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	March 31, 2015	September 30, 2014
Compensation	$2,787	$1,797
Warranty	1,723	2,285
Termination fee	2,775	2,775
Professional fees	534	2,181
Customer deposits	499	593
Deferred revenue	313	97
Self insurance	875	1,470
Income and other taxes	3,080	1,433
Loss on sale contracts	—	119
Severance and restructuring accruals	2,309	1,317
Loss on inventory purchase commitments	—	306
Other	1,081	836
Accrued expenses and other current liabilities	$15,976	$15,209

Professional Fees: As of September 30, 2014, professional fees included transaction costs of $1.8 million associated with the sale of the Photovoltaics Business.

Income and other taxes: For the three months ended March 31, 2015, the Company reported $0.4 million of income tax benefit from continuing operations losses and $2.1 million of income tax benefit within income from discontinued operations. For the six months ended March 31, 2015, the Company reported $2.3 million of income tax benefit from continuing operations losses and $28.1 million of income tax expense within income from discontinued operations. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations.

During the quarter ended December 31, 2014, the Company utilized $24.1 million of deferred tax assets. The Company expects to make a payment for alternative minimum taxes and the remaining income tax expense will be offset mainly through utilization of $24.1 million of deferred tax assets and net operating loss carry forwards. Also see Note 11 - Income and other Taxes.

Severance and restructuring accruals: On November 15, 2013, Mr. Chris Larocca proposed to resign as the Company's Chief Operating Officer, effective as of November 30, 2013. The Company recorded a charge of $0.5 million in the six months ended March 31, 2014 related to the separation agreement entered into as part of Mr. Larocca's resignation.

On September 17, 2014, Dr. Hong Q. Hou announced he would resign as the Company's Chief Executive Officer, effective as of January 2, 2015 or, if later, fifteen days following the date on which the Company hires a successor Chief Executive Officer (the “Separation Date”). The Company and Dr. Hou entered into a separation agreement and general release, dated September 17, 2014 (Dr. Hou 's Separation Agreement), which includes mutual releases by Dr. Hou and the Company of all claims related to Dr. Hou's employment and service relationship with, and termination of employment and service from, the Company. The separation agreement provides for among other things, the continuation of his base salary for 86 weeks, benefits for 18 months, outplacement services for a period of not more than one year and with a value not in excess of $15,000 and immediate vesting of all his outstanding non-vested equity awards. These payments are not contingent upon any future service by Dr. Hou. The Company recorded a charge of approximately $0.8 million in the fourth quarter of fiscal year 2014 related to Dr. Hou's Separation Agreement.

On December 10, 2014, Monica Van Berkel announced she would resign as the Company's Chief Administrative Officer, effective as of January 2, 2015 (the “Separation Date”). The Company and Ms. Van Berkel entered into a separation agreement and general release, dated December 10, 2014 (Ms. Van Berkel 's Separation Agreement), which includes mutual releases by Ms. Van Berkel and the Company of all claims related to Ms. Van Berkel's employment and service relationship with, and termination of employment and service from, the Company. The separation agreement provides for among other things, the continuation of her base salary for 74 weeks, benefits for 18 months, outplacement services for a period of not more than one year and with a value not in excess of $15,000 and immediate vesting of all her outstanding non-vested equity awards. These payments are not contingent upon any future service by Ms. Van Berkel. The Company recorded a charge of approximately $0.6 million in the first quarter of fiscal year 2015 related to Ms. Van Berkel's Separation Agreement.

On December 10, 2014, Alfredo Gomez announced he would resign as the Company's General Counsel and Secretary, effective as of February 13, 2015 or, if later, following the date on which the Company hires a successor in-house counsel (the “Separation Date”). The Company and Mr. Gomez entered into a separation agreement and general release, dated December 10, 2014 (Mr. Gomez's Separation Agreement), which includes mutual releases by Mr. Gomez and the Company of all claims related to Mr. Gomez's employment and service relationship with, and termination of employment and service from, the Company. The separation agreement provides for among other things, the continuation of his base salary for 68 weeks, benefits for 18 months outplacement services for a period of not more than one year and with a value not in excess of $15,000 and immediate vesting of all his outstanding non-vested equity awards. These payments are not contingent upon any future service by Mr. Gomez. The Company recorded a charge of approximately $0.5 million in the first quarter of fiscal year 2015 related to Mr. Gomez's Separation Agreement.

In connection with the closing of the sale of the Digital Products Business, we accrued for the remaining lease costs of our Newark, California facility through the lease termination of May 2016. Included in the discontinued operations for the three and six months ended March 31, 2015, was $0.7 million related for the remaining lease costs.

Our severance and restructuring-related accruals specifically relates to the Separation Agreements and non-cancelable obligations associated with an abandoned leased facility. Expense related to severance and restructuring accruals is included in selling, general, and administrative expense on our statement of operations and comprehensive income (loss). The following table summarizes the changes in the severance and restructuring-related accrual accounts:

(in thousands)	Severance-related accruals	Restructuring- related accruals	Total
Balance as of September 30, 2014	$1,317	$—	$1,317
Expense - charged to accrual	1,087	737	1,824
Payments and accrual adjustments	(647)	(93)	(740)
Balance as of March 31, 2015	$1,757	$644	$2,401
Current portion	$1,757	$552	$2,309
Non-current portion	—	92	92
Severance and restructuring accruals at end of period	$1,757	$644	$2,401

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

The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the three months ended March 31,		For the Six Months Ended March 31,
(in thousands)	2015	2014	2015	2014
Balance at beginning of period	$2,435	$3,663	$2,816	$3,881
Provision for product warranty - expense	113	1,296	515	1,296
Adjustments and utilization of warranty accrual	(624)	(230)	(1,407)	(448)
Balance at end of period	$1,924	$4,729	$1,924	$4,729
Current portion	$1,723	$4,198	$1,723	$4,198
Non-current portion	201	531	201	531
Product warranty liability at end of period	$1,924	$4,729	$1,924	$4,729

NOTE 10.	Credit Facilities

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

As of March 31, 2015, there was no outstanding balance under this credit facility with an interest rate of 3.3% and approximately $1.4 million reserved for five stand-by letters of credit under the credit facility.

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
For the three months ended March 31, 2015, the Company reported $0.4 million of income tax benefit from continuing operations losses and $2.1 million of income tax benefit within income from discontinued operations. For the six months ended March 31, 2015, the Company reported $2.3 million of income tax benefit from continuing operations losses and $28.1 million of income tax expense within income from discontinued operations. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations.
During the six months ended March 31, 2015, the Company utilized $24.1 million of deferred tax assets. An income tax benefit will be recorded on anticipated losses from continuing operations incurred during the remaining quarters of fiscal 2015. The Company expects to make a payment for alternative minimum taxes and the remaining income tax expense will be offset mainly through utilization of $24.1 million of deferred tax assets and utilization of net operating loss carry forwards.

For the three months ended March 31, 2014, the Company reported $0.4 million of income tax expense from losses from continuing operations and $0.4 million of income tax benefit within income from discontinued operations. For the six months ended March 31, 2014, the Company reported $0.6 million of income tax benefit from losses from continuing operations and $0.6 million of income tax expense within income from discontinued operations.

For the three months ended March 31, 2015, the effective tax rate was 29.3%, compared to (10.1)% for the three months ended March 31, 2014. The higher tax rate for March 31, 2015 is primarily due to the methodology used for allocating income tax expense between continuing and discontinued operations under ASC 740. For the six months ended March 31, 2015, the effective tax rate on continuing operations was 36.1%, compared to 7.0% for the six months ended March 31, 2014 primarily due to the benefit of the loss from operations in 2015. In determining the effective tax rate, the Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting. The Company believes its forecast of losses from continuing operations is a reasonable estimate. Actual results from continuing operations may differ significantly from the estimates previously forecasted, resulting in significant changes from one period to the next in the tax expense or benefit from continuing operations being recognized.
The Company expects all remaining deferred tax assets will have a full valuation allowance at September 30, 2015. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criterion, mandated by ASC 740, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three and six months ended March 31, 2015 and 2014, there were no material increases or decreases in unrecognized tax benefits and we do not anticipate any material increases or decreases in the amounts of unrecognized tax benefits for the remainder of fiscal year 2015. As of March 31, 2015 and September 30, 2014, we had approximately $476,000 and $445,000, respectively, of interest and penalties accrued as tax liabilities on our balance sheet.

We file income tax returns in the U.S. federal, state, and local jurisdictions. The Company's September 30, 2012, federal return was under examination by the Internal Revenue Service. The examination was completed in April 2015 and the Company was notified there were no changes to the originally filed return. There are no state income tax returns under examination. The following tax years remain open to assessment for each of the more significant jurisdictions where we are subject to income taxes: after fiscal year 2010 for the U.S. federal and the State of New Mexico, and after fiscal year 2009 for the state of California.

Included in operating income for the six months ended March 31, 2014 were $0.6 million of New Mexico incentive tax credits received. The amount received was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. These credits resulted in cash refunds and a reduction of future payroll and compensation taxes. There were no incentive tax credits received during the three and six months ended March 31, 2015.

NOTE 12.	Commitments and Contingencies

Operating Lease Obligations: We lease certain land, facilities, and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.3 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively and approximately $0.7 million and $0.8 million for the six months ended March 31, 2015 and 2014, respectively.  There are no off-balance sheet arrangements other than our operating leases.

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

In future periods, the asset retirement obligation is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment will be recorded to both the asset retirement obligation and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in estimated retirement costs, and changes in the estimated timing of settling asset retirement obligations. The fair value of our asset retirement obligations were estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 5.78%. There were no asset retirement obligations settled during the three and six months ended March 31, 2015, and 2014. Accretion expense of $52,000 and $41,000 was recorded during the three months ended March 31, 2015, and 2014, respectively. Accretion expense of $67,000 and $85,000 was recorded during the six months ended March 31, 2015, and 2014, respectively.

EMCORE leases a major facility in Alhambra, California covering six buildings where manufacturing, research and development, and general and administrative work is provided. Several leases related to these facilities, which expired in 2011, were being maintained on a month-to-month basis. In November 2014, a new lease for four of the six buildings was signed which was retroactively effective on October 1, 2014. The new lease extended the terms of the lease for three years plus a three year option to extend the lease and clarified the obligations and restoration work necessary to restore the buildings back to the requirements in the lease.

The Company’s asset retirement obligation consists of legal requirements to return the existing leased facilities to prescribed state and certain environmental work to be performed due to the presence of a manufacturing fabrication operation and significant changes to the facilities over the past thirty years. EMCORE had estimated a significant asset retirement obligation associated with this site.

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

The following table summarizes asset retirement obligations activity.

Asset Retirement Obligations	March 31,
(in thousands)	2015
Balance at September 30, 2014	$5,263
Asset retirement obligations reclassified to liabilities of discontinued operations	(720)
Subtotal	4,543
Accretion expense	67
Revision in estimated cash flows	$(2,879)
Balance at end of period	$1,731

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations. On September 19, 2013, we received written notice from a customer of our broadband products requesting indemnification relating to a lawsuit brought against them alleging patent infringement of a system incorporating our product. As of March 31, 2015, there has been no resolution to this claim.

In March 2012, we entered into a Master Purchase Agreement with SEI, pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we recorded this amount as a deferred gain on our balance sheet as of March 31, 2015 and September 30, 2014 as a result of these contingencies. In April 2013, May 2013 and May 2014, we received letters from SEI asserting indemnification claims under the Master Purchase Agreement. As of March 31, 2015, there has been no resolution to these claims. See Note 1 - Description of Business for additional disclosures related to this asset sale and below for additional disclosures related to the claims.

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

b) Sumitomo Electric Industries Ltd. ("SEI")

On September 23, 2014, SEI, filed for arbitration against EMCORE, as required under the Master Purchase Agreement between the parties (the "MPA"). SEI seeks $40.0 million from EMCORE, relating to claims for quality issues, expenses related to subpoenas issued in litigation against a vendor and customers of SEDU, a claim that EMCORE made fraudulent or negligent misrepresentations to SEI in the Master Purchase Agreement, and other breach of contract claims. We believe that the claims in this matter are without merit and we intend to defend ourselves vigorously against them. However, because the matter is in a preliminary stage, we cannot be certain as to its outcome, or that an adverse decision in such action will be reached and would have a material adverse effect on our business, financial condition, results of operation or cash flows. On November 14, 2014, EMCORE answered SEI’s complaint and asserted several legal defenses.

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

The following table summarizes stock option activity under the Equity Plans for the six months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2014	1,431,190	$19.06
Granted	9,650	$5.34
Exercised	(123,387)	$4.54		$95
Forfeited	(8,027)	$5.12
Expired	(79,503)	$17.27
Outstanding as of March 31, 2015	1,229,923	$20.62	2.08	$265
Exercisable as of March 31, 2015	1,210,320	$20.86	1.97	$258
Vested and expected to vest as of March 31, 2015	1,226,293	$20.66	2.06	$264

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the six months ended March 31, 2014, the intrinsic value of options exercised was $4,000.

As of March 31, 2015, there was approximately $0.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 3.3 years.

Valuation Assumptions
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2015	2014	2015	2014
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%	—%	—%
Expected stock price volatility rate	72.7%	93.4%	76.0%	93.8%
Risk-free interest rate	1.7%	1.9%	1.8%	1.9%
Expected term (in years)	6.0	6.0	6.0	6.0

Weighted average grant date fair value per share of stock options granted:	$3.51	$3.76	$3.55	$3.79

Restricted Stock

Restricted stock units (RSUs) granted under the 2010 Equity Plan and 2012 Equity Plan typically vest over 3 years and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. RSUs are not considered issued or outstanding common stock until they vest.

The following table summarizes the activity related to RSUs for the six months ended March 31, 2015:

Restricted Stock Activity	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2014	966,579	$4.71
Granted	507,400	$5.36
Vested	(838,827)	$4.75
Forfeited	(41,949)	$4.86
Non-vested as of March 31, 2015	593,203	$5.20

As of March 31, 2015, there was approximately $2.7 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.5 years. The 0.6 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $3.2 million and a weighted average remaining contractual term of 1.6 years. For the six months ended March 31, 2015 and 2014, the intrinsic value of RSUs vested was $4.4 million and $1.6 million, respectively. Of the 0.6 million outstanding non-vested RSUs, approximately 0.5 million are expected to vest and have an aggregate intrinsic value of approximately $3.0 million and a weighted average remaining contractual term of 1.6 years. For the six months ended March 31, 2014, the weighted average grant date fair value of RSUs granted was $4.89.

On December 10, 2014, in connection with the sale of the Photovoltaics Business and the change in control, 0.3 million RSU's vested.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2015	2014	2015	2014
Employee stock options	$7	$29	$184	$78
Restricted stock awards and units	797	424	2,056	918
Employee stock purchase plan	14	75	64	163
401(k) match in common stock	144	125	224	203
Outside director fees in common stock	72	85	280	195
Total stock-based compensation expense	$1,034	$738	$2,808	$1,557

Stock-based Compensation Expense - by expense type	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2015	2014	2015	2014
Cost of revenue	$81	$117	$185	$226
Selling, general, and administrative	849	457	2,414	1,010
Research and development	104	164	209	321
Total stock-based compensation expense	$1,034	$738	$2,808	$1,557

The stock based compensation expense above relates to continuing operations. Included within discontinued operations is $0.1 million and $0.4 million of stock based compensation expense for the three months ended March 31, 2015 and 2014, respectively. Included within discontinued operations is $0.9 million and $0.7 million of stock based compensation expense for the six months ended March 31, 2015 and 2014. respectively.

Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net (Loss) Income Per Share	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(in thousands, except per share)	2015	2014	2015	2014

Numerator
Loss from continuing operations	$(956)	$(4,722)	$(4,086)	$(8,545)
Income (loss) from discontinued operations	4,008	(710)	63,266	1,059
Total	3,052	(5,432)	59,180	(7,486)
Undistributed earnings allocated to common shareholders for basic net income (loss) per share	$3,052	$(5,432)	$59,180	$(7,486)
Undistributed earnings allocated to common shareholders for diluted net income (loss) per share	$3,052	$(5,432)	$59,180	$(7,486)
Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	32,077	30,392	31,640	30,162
Dilutive options outstanding, unvested stock units and ESPP	—	—	—	—
Denominator for diluted net income (loss) per share - adjusted weighted average shares outstanding	32,077	30,392	31,640	30,162

Net income (loss) per basic and diluted shares:
Continuing operations	$(0.03)	$(0.16)	$(0.13)	$(0.28)
Discontinued operations	0.13	(0.02)	2.00	0.03
Net income (loss) per basic share	$0.10	$(0.18)	$1.87	$(0.25)

Weighted average antidilutive options, unvested restricted stock units and awards, warrants and ESPP shares excluded from the computation	2,214	3,028	2,434	2,653

Average market price of common stock	$5.34	$4.96	$5.32	$5.00

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

Future Issuances

As of March 31, 2015, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	1,229,923
Unvested restricted stock units	593,203
Purchases under the employee stock purchase plan	1,020,874
Issuance of stock-based awards under the Equity Plans	612,707
Exercise of outstanding warrants	400,001
Purchases under the officer and director share purchase plan	88,741
Total reserved	3,945,449

NOTE 14.	Geographical Information

Following the sale of the Photovoltaics Business on December 10, 2014, the Company has one remaining reportable segment: Fiber Optics. See also Note 3 - Discontinued Operations for additional disclosures.

EMCORE's Fiber Optics business provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV), Wireless and Fiber-To-The-Premises (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications.

On October 22, 2014, EMCORE entered into an Asset Purchase Agreement (the "Digital Products Agreement") with NeoPhotonics Corporation, a Delaware corporation ("NeoPhotonics") pursuant to which the Company agreed to sell certain assets, and transferred certain liabilities of the Company's telecommunications business (collectively, the "Digital Products Business" and, the sale of the Digital Products Business and the "Digital Products Assets Sale") to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain purchase price adjustments. On January 2, 2015, EMCORE completed the sale of the Digital Products Business.
The financial results of the Photovoltaics and Digital Products Businesses are presented as "discontinued operations" on the Consolidated Statements of Operations for the three and six months ended March 31, 2015 and 2014; and the assets and liabilities of the Photovoltaics and Digital Products Businesses are presented as "Assets of discontinued operations" and "Liabilities of discontinued operations" on the Consolidated Balance Sheets as of September 30, 2014. No Photovoltaics or Digital Products assets and liabilities remain on the condensed consolidated balance sheet as of March 31, 2015.
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

Revenue by Geographic Region	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2015	2014	2015	2014
United States	$13,063	$8,149	$26,413	$18,593
Asia	3,901	2,811	6,598	4,979
Europe	1,950	1,847	$4,027	3,511
Other	143	146	435	533
Total revenue	$19,057	$12,953	$37,473	$27,616

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from three of our customers represented 54% of our consolidated revenue for the three months ended March 31, 2015 and revenue from four of our customers represented 62% of our consolidated revenue for the six months ended March 31, 2015. Revenue from three of our customers represented 38% of our consolidated revenue for the three months ended March 31, 2014 and revenue from three of our customers represented 40% of our consolidated revenue for the six months ended March 31, 2014.

Long-lived Assets: Long-lived assets consist primarily of property, plant, and equipment and also intangible assets. Long-lived assets that were disposed of as the result of the Photovoltaics and Digital Products Asset Sales were included in "Assets of discontinued operations" on the Consolidated Balance Sheet as of September 30, 2014, and accordingly, are not included in the following table.

Long-lived Assets	As of	As of
(in thousands)	March 31, 2015	September 30, 2014
United States	$2,911	$4,997
International	5,644	5,531
Long-lived assets	$8,555	$10,528

As of March 31, 2015 and September 30, 2014, approximately 34% and 47%, respectively, of our long-lived assets were located in the United States. The remaining assets are primarily located in China. During the first quarter of fiscal 2015, as a result of the revision in the estimated amount and timing of cash flows for asset retirement obligations in the United States, the Company reduced its asset retirement obligations liability by $2.9 million with an offsetting reduction to property, plant, and equipment of $2.1 million, and recorded a gain from the change in estimate on ARO obligation of $0.8 million. See Note 12 - Commitments and Contingencies for additional information.

NOTE 15.	Subsequent Events

Note Receivable Adjustment and Repayment of Note Receivable
On April 16, 2015, Emcore and NeoPhotonics entered into an agreement to adjust the purchase price on the sale of the Digital Products Business resulting in an adjusted balance of the Promissory Note of $15.5 million. On April 17, 2015, NeoPhotonics prepaid the balance outstanding of the Promissory Note, including accrued interest, in the amount of $15.7 million.

Planned Tender Offer
On May 6, 2015, the Company announced that it expects to commence a "Dutch Auction" tender offer to purchase up to approximately $45.0 million of shares of its outstanding common stock. Under the terms of the tender offer, the Company will invite shareholders to tender their shares at prices specified by the tendering shareholders within a range to be specified by the Company in the proposed offer to purchase. The tender offer is expected to commence on May 15, 2015.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included in Financial Statements under Item 1 within this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements.

Business Overview

EMCORE Corporation and its subsidiaries (referred to herein as the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the fiber optics market. We were established in 1984 as a New Jersey corporation and we have one reporting segment: Fiber Optics. EMCORE's Fiber Optics business provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV), Wireless and Fiber-To-The-Premises (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications. EMCORE's Solar Photovoltaics business, which was sold in December 2014, provided products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells (CICs) and complete satellite solar panels. EMCORE sold certain assets, and transfered certain liabilities, of the Company's telecommunications business, including the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business in January 2015. In addition to organic growth and development of our existing Fiber Optics market, we intend to pursue other strategies to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions. Accordingly, the Strategy Committee of the Board and our management may from time to time be engaged in evaluating potential strategic opportunities and may enter into definitive agreements with respect to, such transactions or other strategic alternatives.

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

Recent Developments

Sale of Photovoltaics Business

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with SolAero Acquisition Corporation ("SolAero"), a Delaware corporation and an affiliate of private equity firm Veritas Capital, pursuant to which SolAero agreed to acquire substantially all of the assets, and assume substantially all of the liabilities, primarily related to or used in connection with the Company’s photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the "Photovoltaics Business" and, the sale of the Photovoltaics Business and the "Photovoltaics Asset Sale") for $150.0 million in cash, subject to a working capital adjustment pursuant to the Photovoltaics Agreement. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

As a result the financial results of the Photovoltaics Business are presented as "discontinued operations" on the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2015 and 2014; and the assets and liabilities of the Photovoltaics Business are presented as "assets of discontinued operations" and "liabilities of discontinued operations" on the Condensed Consolidated Balance Sheets as of September 30, 2014. No Photovoltaics assets and liabilities remain on the condensed consolidated balance sheet as of March 31, 2015. As of March 31, 2015, the Company has one remaining reportable segment: Fiber Optics. See Note 3 - Discontinued Operations in the notes to the condensed consolidated financial statements for more information.

Sale of Digital Products Business

On October 22, 2014, EMCORE entered into an Asset Purchase Agreement (the "Digital Products Agreement") with NeoPhotonics Corporation, a Delaware corporation ("NeoPhotonics") pursuant to which the Company agreed to sell certain assets, and transfer certain liabilities of the Company's telecommunications business (collectively, the "Digital Products Business" and, the sale of the Digital Products Business and the "Digital Products Assets Sale") to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain purchase price adjustments, consisting of $1.5 million in cash at closing and a promissory note in the principal amount of $16.0 million (the "Promissory Note"). The Promissory Note bears interest of 5.0% per annum for the first year and 13.0% per annum for the second year, payable semi-annually in cash, and matures two years from the closing of the transaction. In addition, the Promissory Note is subject to prepayments under certain circumstances, and is secured by certain of the assets sold to NeoPhotonics in the transaction.
On January 2, 2015, EMCORE and NeoPhotonics entered into Amendment No. 1 (the "APA Amendment") to the Digital Products Agreement. Among other things, the APA Amendment revised the nature and timing of the financial deliverable requirements of the Company to NeoPhotonics under the original Digital Products Agreement. The assets sold pursuant to the Digital Products Agreement included certain fixed assets, inventory and intellectual property for the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business. On January 2, 2015, EMCORE completed the sale of the Digital Products Business. On April 16, 2015, EMCORE and NeoPhotonics entered into an agreement to adjust the purchase price resulting in an adjusted balance of the Promissory Note of $15.5 million. On April 17, 2015, NeoPhotonics prepaid the balance outstanding of the promissory Note, including accrued interest, in the amount of $15.7 million.

As the result of this transaction, the financial results of the Digital Products Business are presented as "discontinued operations" on the Condensed Consolidated Statements of Operations for the three months and six ended March 31, 2015 and 2014; and the assets and liabilities of the Digital Products Business are presented as "assets of discontinued operations" and "liabilities of discontinued operations" on the Condensed Consolidated Balance Sheets as of September 30, 2014. No Digital Products assets and liabilities remain on the condensed consolidated balance sheet as of March 31, 2015. See Note 3 - Discontinued Operations in the notes to the condensed consolidated financial statements for more information.
We used a portion of the proceeds from the Photovoltaics Asset Sale and the Digital Products Asset Sale to pay for transaction costs associated with the asset sales, make payments required pursuant to existing retention award agreements, repay certain indebtedness and for general working capital purposes. The remaining proceeds from the asset sales may be used, at the discretion of our Board, to repay other indebtedness, provide liquidity to the Company's shareholders through one or more special dividends or repurchase of outstanding shares of the Company's common stock, invest in our other businesses, or a combination thereof.
Strategy Committee of the Board of Directors

The Company’s Board of Directors created a Strategy Committee of the Board of Directors in December 2013, which is charged with evaluating strategic opportunities for the Company that may enhance shareholder value. The Strategy Committee may from time to time consider strategic opportunities to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions and may engage financial and other advisors to assist it in doing so. There is no assurance that the Strategy Committee will identify further strategic opportunities that the Company will determine to pursue, or that the consideration of any such opportunity would result in the completion of a strategic transaction.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue.

	For the three months ended March 31,		For the six months ended March 31,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.5	77.6	69.2	80.8
Gross profit	33.5	22.4	30.8	19.2
Operating expense:
Selling, general, and administrative	31.3	33.4	38.9	36.2
Research and development	10.6	20.7	11.2	16.3
Gain from change in estimate on ARO obligation	—	—	(2.3)	—
Loss on sale of assets	—	—	0.6	—
Total operating expense	41.9	54.1	48.4	52.5
Operating loss	(8.4)	(31.7)	(17.6)	(33.3)
Other income (expense):
Interest income (expense), net	0.8	(0.9)	0.1	(0.9)
Foreign exchange (loss) gain	—	(0.7)	0.1	0.1
Gain on sale of investment	—	0.1	—	1.1
Change in fair value of financial instruments	0.5	0.1	0.3	(0.3)
Total other income (expense)	1.3	(1.4)	0.5	—
Loss from continuing operations before income tax expense	(7.1)	(33.1)	(17.1)	(33.3)
Income tax benefit (expense)	2.1	(3.3)	6.2	2.3
Loss from continuing operations	(5.0)%	(36.4)%	(10.9)%	(31.0)%
Income (loss) from discontinued operations, net of tax	21.0%	(5.5)%	168.8%	3.8%
Net income (loss)	16.0%	(41.9)%	157.9%	(27.1)%

Comparison of Financial Results for the Three Months Ended March 31, 2015 and 2014

(in thousands, except percentages)	For the three months ended March 31,
	2015	2014	$ Change	% Change
Revenue	$19,057	$12,953	$6,104	47.1%
Cost of revenue	12,678	10,055	2,623	26.1%
Gross profit	6,379	2,898	3,481	120.1%
Operating expense:
Selling, general, and administrative	5,954	4,328	1,626	37.6%
Research and development	2,022	2,676	(654)	(24.4)%
Total operating expense	7,976	7,004	972	13.9%
Operating loss	(1,597)	(4,106)	2,509	61.1%
Other income (expense):
Interest income (expense), net	165	(117)	282	241.0%
Foreign exchange loss	(6)	(90)	84	93.3%
Gain on sale of investment	—	17	(17)	(100.0)%
Change in fair value of financial instruments	86	7	79	1,128.6%
Total other income (expense)	245	(183)	428	233.9%
Loss from continuing operations before income tax expense	(1,352)	(4,289)	2,937	68.5%
Income tax benefit (expense)	396	(433)	829	191.5%
Loss from continuing operations	(956)	(4,722)	3,766	79.8%
Income from discontinued operations, net of tax	4,008	(710)	4,718	664.5%
Net income (loss)	$3,052	$(5,432)	$8,484	156.2%

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

For the three months ended March 31, 2015, revenue increased 47.1% compared to the same period during the prior year driven by higher sales of our CATV products due to higher customer demand. Sales of our CATV products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represented the largest percentage of our total fiber optics-related revenue during the three-month period.

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

Consolidated gross margins were 33.5% and 22.4% for the three months ended March 31, 2015 and 2014, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.1 million and $0.1 million during the three months ended March 31, 2015 and 2014.

For the three months ended March 31, 2015, gross margins increased when compared to the same period during the prior year. The increase in gross margins for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to higher sales volume and higher utilization of the manufacturing facility as we significantly increased production resulting in higher levels of absorption.

Selling, General and Administrative (SG&A)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.8 million and $0.5 million during the three months ended March 31, 2015 and 2014.

SG&A expense for the three months ended March 31, 2015 was higher than the amount reported in the same period during the prior year primarily due to higher stock-based compensation and severance and compensation expense associated with the sale of the Digital Products Business and higher accounting fees.

As a percentage of revenue, SG&A expenses were 31.3% and 33.4% for the three months ended March 31, 2015 and 2014, respectively.

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

Stock-based compensation expense within R&D totaled $0.1 million and $0.2 million during the three months ended March 31, 2015 and 2014, respectively.

R&D expense for the three months ended March 31, 2015 was lower than the amounts reported in the same period during the prior year primarily due to lower compensation costs attributed to lower headcount and lower material spending due to completion of a contract.

As a percentage of revenue, R&D expenses were 10.6% and 20.7% for the three months ended March 31, 2015 and 2014, respectively.

Operating Loss

Operating loss represents revenue less the cost of revenue and direct operating expenses incurred. Operating loss is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (8.4)%, and (31.7)% for the three months ended March 31, 2015 and 2014, respectively.

Other Income (Expense)

Interest income (expense), net
During the three months ended March 31, 2015, we recorded $0.2 million of interest income earned on the Promissory Note from NeoPhotonics. See Note 3 - Discontinued Operations in the notes to the condensed consolidated financial statements for additional information.

Foreign Exchange
Gains and losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income (loss). A majority of the gains or losses recorded relate to the change in value of the yuan renminbi relative to the U.S. dollar. The assets and liabilities of our foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet dates, and the revenue and expense amounts are translated at the average rate during the applicable periods reflected on the consolidated statements of operations and comprehensive income (loss). Foreign currency translation adjustments are recorded as accumulated other comprehensive income.

Change in Fair Value of Financial Instruments
As of March 31, 2015 and September 30, 2014, warrants representing the right to purchase 400,001 shares of our common stock were outstanding. The warrants expired on April 1, 2015.

Net Income (Loss)

Net income (loss) per basic and diluted share was $0.10 and $(0.18) for the three months ended March 31, 2015 and 2014, respectively.

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the three months ended March 31,
	2015	2014	$ Change	% Change
Revenue	$40	$29,294	$(29,254)	(99.9)%
Cost of revenue	(1)	25,326	(25,327)	(100.0)%
Gross profit	41	3,968	(3,927)	(99.0)%
Operating expense	174	5,111	(4,937)	(96.6)%
Gain on sale of discontinued operations	1,994	—	1,994	N/A
Income (loss) from discontinued operations before income tax	1,861	(1,143)	3,004	262.8%
Income tax benefit (expense)	2,147	433	1,714	395.8%
Income (loss) from discontinued operations, net of tax	$4,008	$(710)	$4,718	664.5%

During the three months ended March 31, 2015, we recognized income of $2.0 million on the sale of the Digital Products Business which is recorded within income from discontinued operations under the caption "gain on sale of discontinued operations". During the three months ended March 31, 2015, we recorded income from discontinued operations from the Photovoltaics Business and the Digital Products Business of $0.5 million and $3.5 million, respectively. During the three months ended March 31, 2014, we recorded income (loss) from discontinued operations from the Photovoltaics Business and the Digital Products Business of $1.9 million and $(2.6) million, respectively.

Income Tax Expense
For the three months ended March 31, 2015, the Company reported $0.4 million of income tax benefit from losses from continuing operations and $2.1 million of income tax benefit within income from discontinued operations. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations.

For the three months ended March 31, 2014, the Company reported $0.4 million of income tax expense from losses from continuing operations and $0.4 million of income tax benefit within income from discontinued operations. Also see Note 11. Income and other Taxes in the notes to the condensed consolidated financial statements for more information.

Comparison of Financial Results for the Six Months Ended March 31, 2015 and 2014

(in thousands, except percentages)	For the six months ended March 31,
	2015	2014	$ Change	% Change
Revenue	$37,473	$27,616	$9,857	35.7%
Cost of revenue	25,915	22,327	3,588	16.1%
Gross profit	11,558	5,289	6,269	118.5%
Operating expense:
Selling, general, and administrative	14,581	9,984	4,597	46.0%
Research and development	4,196	4,500	(304)	(6.8)%
Gain from change in estimate on ARO obligation	(845)	—	(845)	N/A
Loss on sale of assets	228	—	228	N/A
Total operating expense	18,160	14,484	3,676	25.4%
Operating loss	(6,602)	(9,195)	2,593	28.2%
Other income (expense):
Interest income (expense), net	35	(243)	278	114.4%
Foreign exchange gain	51	10	41	410.0%
Gain on sale of investment	—	307	(307)	(100.0)%
Change in fair value of financial instruments	122	(71)	193	271.8%
Total other income	208	3	205	6,833.3%
Loss from continuing operations before income tax expense	(6,394)	(9,192)	2,798	30.4%
Income tax benefit	2,308	647	1,661	256.7%
Loss from continuing operations	(4,086)	(8,545)	4,459	52.2%
Income from discontinued operations, net of tax	63,266	1,059	62,207	5,874.1%
Net income (loss)	$59,180	$(7,486)	$66,666	890.5%

Revenue

For the six months ended March 31, 2015, revenue increased 35.7% compared to the same period during the prior year driven by higher sales of our CATV products due to higher customer demand. Sales of our CATV products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represented the largest percentage of our total fiber optics-related revenue during the six-month period.

Gross Profit

Consolidated gross margins were 30.8% and 19.2% for the six months ended March 31, 2015 and 2014, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.2 million and $0.2 million during the six months ended March 31, 2015 and 2014.

For the six months ended March 31, 2015, gross margins increased when compared to the same period during the prior year. The increase in gross margins for the six months ended March 31, 2015 compared to the same period in 2014 was primarily due to higher sales volume and higher utilization of the manufacturing facility as we significantly increased production resulting in higher levels of absorption.

Selling, General and Administrative (SG&A)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $2.4 million and $1.0 million during the six months ended March 31, 2015 and 2014.

SG&A expense for the six months ended March 31, 2015 was higher than the amount reported in the same period during the prior year primarily due to higher stock-based compensation and severance and compensation expense associated with the sales of the Photovoltaics Business and Digital Products Business.

As a percentage of revenue, SG&A expenses were 38.9% and 36.2% for the six months ended March 31, 2015 and 2014, respectively.

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

Stock-based compensation expense within R&D totaled $0.2 million and $0.3 million during the six months ended March 31, 2015 and 2014, respectively.

R&D expense for the six months ended March 31, 2015 was lower than the amounts reported in the same period during the prior year primarily due to lower compensation costs attributed to lower headcount and lower material spending due to completion of a contract.

As a percentage of revenue, R&D expenses were 11.2% and 16.3% for the six months ended March 31, 2015 and 2014, respectively.

Gain from Change in Estimate on ARO Obligation

As a result of the revision in the estimated amount and timing of cash flows for asset retirement obligations during the six months ended March 31, 2015, the Company reduced asset retirement obligations liability by $2.9 million with an offsetting reduction to property, plant, and equipment of $2.1 million, and recorded a gain from change in estimate on ARO obligation of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the asset retirement obligations were established. The amount of the remaining reduction to the asset retirement obligations were recorded as a reduction to operating expenses. See Note 12 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information.

Operating Loss

Operating loss represents revenue less the cost of revenue and direct operating expenses incurred. Operating loss is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (17.6)%, and (33.3)% for the six months ended March 31, 2015 and 2014, respectively.

Other Income (Expense)

Interest income (expense), net
During the six months ended March 31, 2015, we recorded $0.2 million of interest income earned on the Promissory Note from NeoPhotonics which was primarily offset by an equivalent amount of interest expense incurred on the outstanding credit facility. See Note 3 - Discontinued Operations in the notes to the condensed consolidated financial statements for additional information.

Gain on Sale of Investment
During the six months ended March 31, 2014, we sold our investment in a company that had a net book value of $0 at September 30, 2013, for $0.3 million.

Net Income (Loss)

Net income (loss) per basic and diluted share was $1.87 and $(0.25) for the six months ended March 31, 2015 and 2014, respectively.

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the six months ended March 31,
	2015	2014	$ Change	% Change
Revenue	$24,469	$58,842	$(34,373)	(58.4)%
Cost of revenue	17,356	47,130	(29,774)	(63.2)%
Gross profit	7,113	11,712	(4,599)	(39.3)%
Operating expense	5,589	10,006	(4,417)	(44.1)%
Other income	779	—	779	N/A
Gain on sale of discontinued operations	89,016	—	89,016	N/A
Income from discontinued operations before income tax	91,319	1,706	89,613	5,252.8%
Income tax expense	(28,053)	(647)	(27,406)	4,235.9%
Income from discontinued operations, net of tax	$63,266	$1,059	$62,207	5,874.1%

During the six months ended March 31, 2015, we recognized a gain of $87.0 million and $2.0 million, on the sales of the Photovoltaics Business and Digital Products Business, respectively which is recorded within income from discontinued operations under the caption "gain on sale of discontinued operations". During the six months ended March 31, 2015, we recorded income from discontinued operations from the Photovoltaics Business and Digital Products Business of $59.8 million and $3.5 million, respectively. During the six months ended March 31, 2014, we recorded income (loss) from discontinued operations from the Photovoltaics Business and Digital Products Business of $5.7 million and $(4.7) million, respectively.

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
For the six months ended March 31, 2015, the Company reported $2.3 million of income tax benefit from losses from continuing operations and $28.1 million of income tax expense within income from discontinued operations. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations. During the six months ended March 31, 2015, the Company utilized $24.1 million of deferred tax assets. An income tax benefit will be recorded on anticipated losses from continuing operations incurred during the remaining quarters of fiscal 2015. The Company expects to make a payment for alternative minimum taxes and the remaining income tax expense will be offset mainly through utilization of net operating loss carry forwards.

For the six months ended March 31, 2014, the Company reported $0.6 million of income tax benefit from losses from continuing operations and $0.6 million of income tax expense within income from discontinued operations. Also see Note 11. Income and other Taxes in the notes to the condensed consolidated financial statements for more information.

Order Backlog
EMCORE'S product sales are made pursuant to purchase orders, often with short lead times. These orders are subject to revision or cancellation and often are made without deposits. Products typically ship within the same quarter in which a purchase order is received; therefore, our order backlog at any particular date is note necessarily indicative of actual revenue or the level of orders for any succeeding period.

Liquidity and Capital Resources

Historically, we have consumed cash from operations and incurred significant net losses. We have managed our liquidity position through a series of cost reduction initiatives, borrowings from our credit facility, capital markets transactions, and the sale of assets.

As of March 31, 2015, cash and cash equivalents totaled $141.0 million and net working capital totaled approximately $153.8 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the six months ended March 31, 2015, we earned net income of $59.2 million.
With respect to measures taken to improve liquidity:

•
Sale of Photovoltaics Business: On December 10, 2014, we completed the sale of our Photovoltaics Business for$150.0 million million in cash. These proceeds will provide us with working capital for fiscal year 2015 and beyond.

•
Sale of Digital Products Business: On January 2, 2015, we completed the sale of our Digital Products Business for $1.5 million in cash and an adjusted Promissory Note balance of $15.5 million. On April 17, 2015, NeoPhotonics prepaid the outstanding balance of the Promissory Note, including accrued interest, in the amount of $15.7 million. The Promissory Note proceeds are not reflected in the cash balances at March 31, 2015.

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

On December 3, 2014, we entered into a Sixth Amendment to the credit facility, pursuant to which Wells Fargo agrees, to automatically release all encumbrances covering certain of the Company’s assets to be sold pursuant to the Photovoltaics Agreement and the Digital Products Agreement. In addition, on December 10, 2014 upon notice to Wells Fargo of the closing of the transaction contemplated by the Photovoltaics Agreement, the maximum borrowing allowed under the credit facility was reduced from $35 million to $15.0 million, and certain other changes to the borrowing base calculations went into effect.

•
On May 6, 2015, the Company announced that it expects to commence a "Dutch Auction" tender offer to purchase up to approximately $45.0 million of shares of its outstanding common stock. Under the terms of the tender offer, the Company will invite shareholders to tender their shares at prices specified by the tendering shareholders within a range to be specified by the Company in the proposed offer to purchase. The tender offer is expected to commence on May 15, 2015. We expect cash on hand at March 31, 2015 and the proceeds from the Promissory Note to pay for the purchase of the shares.

Cash Flow:

The Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2014, respectively, reflects cash flows from both the continuing and discontinued operations of the Company.

Net Cash Provided By (Used In) Operating Activities

Operating Activities (in thousands, except percentages)	For the six months ended March 31,
	2015	2014	$ Change	% Change
Net cash (used in) provided by operating activities	$(5,727)	$7,300	$(13,027)	(178.5)%

Fiscal 2015:
For the six months ended March 31, 2015, our operating activities consumed cash of $5.7 million primarily due to the effect of adjustments for non-cash charges, including the gain on sale of Photovoltaics Business of $87.0 million, the gain on sale of Digital Products Business of $2.0 million, and gain from change in estimate on ARO obligation of $0.8 million, as well as the changes in our current assets and liabilities (or working capital components) of $4.8 million, partially offset by stock-based compensation expense of $3.8 million, depreciation, amortization and accretion expense of $1.8 million, allowance for doubtful accounts of $0.5 million, and our net income of $59.2 million. The change in our current assets and liabilities was primarily the result of an increase in inventory of $1.5 million, other assets of $0.9 million, a decrease in accounts payable of $3.2 million, a decrease in accrued expenses and other liabilities of $3.0 million, partially offset by a decrease in accounts receivable of $3.9 million.

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

Net Cash Provided by (Used In) Investing Activities

Investing Activities (in thousands, except percentages)	For the six months ended March 31,
	2015	2014	$ Change	% Change
Net cash provided by (used in) investing activities	$151,714	$(1,910)	$153,624	8,043.1%

Fiscal 2015:
For the six months ended March 31, 2015, our investing activities provided $151.7 million of cash primarily from proceeds from sale of Photovoltaics business of $150.0 million, proceeds from sale of Digital Products business of $1.5 million, and a decrease in restricted cash of $1.3 million partially offset by capital related expenditures of $1.2 million.

Fiscal 2014:
For the six months ended March 31, 2014, our investing activities consumed $1.9 million of cash primarily from an increase in restricted cash of $1.2 million and capital related expenditures of $1.0 million, partially offset by cash proceeds of $0.3 million from the sale of an investment.

Net Cash Used In Financing Activities

Financing Activities (in thousands, except percentages)	For the six months ended March 31,
	2015	2014	$ Change	% Change
Net cash used in financing activities	$(25,684)	$(3,447)	$22,237	645.1%

Fiscal 2015:
For the six months ended March 31, 2015, our financing activities consumed cash of $25.7 million primarily due to the net payment of $26.5 million on our bank credit facility partially offset by $0.8 million in proceeds from stock plan transactions. See Note 10 - Credit Facilities in the notes to the condensed consolidated financial statements for information related to borrowings from our bank credit facility.

Fiscal 2014:
For the six months ended March 31, 2014, our financing activities consumed cash of $3.4 million primarily due to the net payment of $4.1 million on our bank credit facility partially offset by $0.7 million in proceeds from stock plan transactions.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2015 and over the next five fiscal years are summarized in the table below:

(in thousands)
	Total	2015	2016 to 2017	2018 to 2019	2020 and later
Purchase obligations	$12,383	$12,194	$189	$—	$—
Credit facility	—	—	—	—	—
Asset retirement obligations	2,030	265	40	45	1,680
Operating lease obligations	1,935	540	1,395	—	—
Total contractual obligations and commitments	$16,348	$12,999	$1,624	$45	$1,680

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

As of March 31, 2015, there was no outstanding balance under this credit facility with an interest rate of 3.3% and approximately $1.4 million reserved for five stand-by letters of credit under the credit facility.

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

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements other than our operating leases described above.

Geographical Information
See Note 14- Geographic Information in the notes to the condensed consolidated financial statements for disclosures related to revenue, geographic revenue and significant customers.

Recent Accounting Pronouncements

See Note 2 - Recent Accounting Pronouncements in the notes to the condensed consolidated financial statements for disclosures related to recent accounting pronouncements.

Restructuring Accruals
See Note 9 - Accrued Expenses and Other Current Liabilities in the notes to the condensed consolidated financial statements for disclosures related to our severance and restructuring-related accrual accounts.

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

Management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act) as of the end of the period covered by this report.  Based upon this evaluation, management concluded that as of March 31, 2015, the Company's disclosure controls and procedures were not effective because of the material weaknesses described in section (c).

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

b.     Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except as discussed below.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management identified a material weakness in the Company's internal control over financial reporting as of September 30, 2014 which continues to exist as of March 31, 2015. The Company did not design and maintain an effective review control over accounting for the deferred tax valuation allowance, specifically considering all available evidence associated with significant and unusual transactions through the issuance of the financial statements.

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

Management believes that actions taken during the quarter ended March 31, 2015, along with other improvements not yet implemented, will address the material weaknesses in the Company's internal control over financial reporting described above.
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

ITEM 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2014, which could materially affect our business, financial condition or future results. We do not believe the Company's risks have changed materially since we filed our Form 10-K on December 12, 2014. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
3.2
Certificate of amendment of Restated Certificate of Incorporation, dated February 15, 2012, (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 16, 2012).

3.3
Certificate of Amendment of Restated Certificate of Incorporation of EMCORE Corporation, dated September 18,2014 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-k filed on September 18, 2014).

3.4	Bylaws of EMCORe Corporation, as amended through December 10, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 5, 2014).
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS‡	XBRL Instance Document.**‡
101.SCH‡	XBRL Taxonomy Extension Schema Document.**‡
101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document. **‡
101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document. **‡
101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document. **‡
101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document. **‡
__________
** Filed herewith
***Furnished herewith
‡ Submitted electronically with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	May 6, 2015	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2015	By:	/s/ Mark Weinswig
Mark Weinswig
Chief Financial Officer (Principal Financial and Accounting Officer)