Form 10-Q
period 2015-06-30
EMCORE CORP
filed 2015-08-05
CIK 808326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of July 31, 2015, the number of shares outstanding of our no par value common stock totaled 25,563,888.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates”, “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, "should", “targets”, “will”, "would", and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following: (a) the rapidly evolving markets for the Company's products and uncertainty regarding the development of these markets; (b) the Company's historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period; (c) delays and other difficulties in commercializing new products; (d) the failure of new products: (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; (e) uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally; (f) actions by competitors; and (g) other risks and uncertainties discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as updated by our subsequent periodic reports. These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

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
For The Quarterly Period Ended June 30, 2015

PART I.	Financial Information

ITEM 1.	Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Three and Nine Months Ended June 30, 2015 and 2014
(in thousands, except per share data)
(unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2015	2014	2015	2014
Revenue	$21,194	$13,596	$58,667	$41,212
Cost of revenue	13,511	10,937	39,426	33,264
Gross profit	7,683	2,659	19,241	7,948
Operating expense:
Selling, general, and administrative	4,543	5,364	19,124	15,348
Research and development	2,274	2,340	6,470	6,840
Gain from change in estimate on ARO obligation	—	—	(845)	—
Loss on sale of assets	—	—	228	—
Total operating expense	6,817	7,704	24,977	22,188
Operating income (loss)	866	(5,045)	(5,736)	(14,240)
Other income (expense):
Interest income (expense), net	4	(134)	39	(377)
Foreign exchange gain (loss)	50	(12)	101	(2)
Gain on sale of investment	—	—	—	307
Change in fair value of financial instruments	—	110	122	39
Total other income (expense)	54	(36)	262	(33)
Income (loss) from continuing operations before income tax (expense) benefit	920	(5,081)	(5,474)	(14,273)
Income tax (expense) benefit	(456)	732	1,852	1,379
Income (loss) from continuing operations	464	(4,349)	(3,622)	$(12,894)
Income from discontinued operations, net of tax	1,976	1,199	65,242	2,258
Net income (loss)	$2,440	$(3,150)	$61,620	$(10,636)
Foreign exchange translation adjustment	170	—	(549)	2
Comprehensive income (loss)	$2,610	$(3,150)	$61,071	$(10,634)
Per share data:
Net income (loss) per basic share:
Continuing operations	$0.02	$(0.14)	$(0.11)	$(0.42)
Discontinued operations	0.06	0.04	2.07	0.07
Net income (loss) per basic share	$0.08	$(0.10)	$1.96	$(0.35)

Net income (loss) per diluted share:
Continuing operations	$0.02	$(0.14)	$(0.11)	$(0.42)
Discontinued operations	0.06	0.04	2.07	0.07
Net income (loss) per diluted share	$0.08	$(0.10)	$1.96	$(0.35)
Weighted-average number of basic shares outstanding	31,203	30,656	31,494	30,327
Weighted-average number of diluted shares outstanding	31,432	30,656	31,494	30,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of June 30, 2015 and September 30, 2014
(in thousands, except per share data)
(unaudited)

	As of	As of
	June 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$114,129	$20,687
Restricted cash	26	1,482
Accounts receivable, net of allowance of $442 and $116, respectively	14,083	12,769
Inventory	16,991	15,644
Deferred income taxes, net	—	3,908
Prepaid expenses and other current assets	5,808	5,336
Current assets of discontinued operations	—	44,065
Total current assets	151,037	103,891
Property, plant, and equipment, net	8,580	10,446
Other intangible assets, net	63	82
Deferred income taxes, net	—	20,172
Other non-current assets, net of allowance of $3,561 and $3,561, respectively	311	512
Non-current assets of discontinued operations	—	56,239
Total assets	$159,991	$191,342
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$—	$26,518
Accounts payable	6,992	6,804
Deferred gain associated with sale of assets	3,400	3,400
Warrant liability	—	122
Accrued expenses and other current liabilities	14,274	15,209
Current liabilities of discontinued operations	—	20,924
Total current liabilities	24,666	72,977
Asset retirement obligations	1,753	4,543
Other long-term liabilities	71	755
Non-current liabilities of discontinued operations	—	720
Total liabilities	26,490	78,995
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 32,402 shares issued and 25,532 shares outstanding as of June 30, 2015; 31,149 shares issued and 31,109 shares outstanding as of September 30, 2014	761,069	755,368
Treasury stock at cost, 6,910 shares as of June 30, 2015; and 40 shares as of September 30, 2014	(47,689)	(2,071)
Accumulated other comprehensive income	1,288	1,837
Accumulated deficit	(581,167)	(642,787)
Total shareholders’ equity	133,501	112,347
Total liabilities and shareholders’ equity	$159,991	$191,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 2015 and 2014
(in thousands)
(unaudited)

	For the nine months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$61,620	$(10,636)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization, and accretion expense	2,346	6,336
Stock-based compensation expense	4,144	3,419
Deferred income taxes	24,080	—
Gain on sale of Photovoltaics Business	(86,958)	—
Gain on sale of Digital Products Business	(1,994)	—
Gain on sale of an investment	—	(307)
Provision adjustments related to doubtful accounts	523	232
Provision adjustments related to product warranty	707	1,851
Change in fair value of financial instruments	(122)	(39)
Gain from change in estimate on ARO obligation	(845)	—
Reclassification of foreign currency translation adjustment	(744)	—
Net loss on disposal of equipment	237	—
Settlement of customer related warranty claim	(442)	—
Total non-cash adjustments	(59,068)	11,492
Changes in operating assets and liabilities:
Accounts receivable	6,828	(1,602)
Inventory	(3,026)	4,016
Other assets	(502)	2,119
Accounts payable	(2,979)	1,539
Accrued expenses and other current liabilities	(4,979)	(3,328)
Total change in operating assets and liabilities	(4,658)	2,744
Net cash (used in) provided by operating activities	(2,106)	3,600
Cash flows from investing activities:
Proceeds from sale of Photovoltaics Business	149,936	—
Proceeds from sale of Digital Products Business	16,982	—
Cash proceeds from sale of investment	—	307
Purchase of equipment	(2,239)	(1,739)
Decrease in restricted cash	1,456	9
Proceeds from disposal of property, plant and equipment	50	—
Net cash provided by (used in) investing activities	166,185	(1,423)
Cash flows from financing activities:
Payments on credit facilities	(26,518)	(769)
Repurchases of common stock	(45,618)	—
Proceeds from stock plans	1,362	664
Net cash used in financing activities	(70,774)	(105)
Effect of exchange rate changes on foreign currency	137	(11)
Net increase in cash and cash equivalents	93,442	2,061
Cash and cash equivalents at beginning of period	20,687	16,104
Cash and cash equivalents at end of period	$114,129	$18,165
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$168	$336
Cash paid during the period for income taxes	$623	$4
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2015
(unaudited)

NOTE 1.	Description of Business

Business Overview

EMCORE Corporation and its subsidiaries (referred to herein as the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the fiber optics market. We were established in 1984 as a New Jersey corporation and we have one reporting segment: Fiber Optics. EMCORE's Fiber Optics business provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV), Wireless and Fiber-To-The-Premises (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications. EMCORE's Solar Photovoltaics business, which was sold in December 2014, provided products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells (CICs) and complete satellite solar panels. EMCORE sold certain assets, and transferred certain liabilities, of the Company's telecommunications business, including the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business, in January 2015. In addition to organic growth and development of our existing Fiber Optics market, we intend to pursue other strategies to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions. Accordingly, the Strategy Committee of the Board and our management may from time to time be engaged in evaluating potential strategic opportunities and may enter into definitive agreements with respect to such transactions or other strategic alternatives.

Basis of Presentation

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with SolAero Technologies Corporation ("SolAero") (formerly known as Photon Acquisition Corporation) pursuant to which the Company agreed to sell substantially all of the assets, and assume substantially all of the liabilities, primarily related to or used in connection with the Company’s photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the "Photovoltaics Business" and, the sale of the Photovoltaics Business, the "Photovoltaics Asset Sale") to SolAero for $150.0 million in cash, prior to a $0.1 million working capital adjustment pursuant to the Photovoltaics Agreement finalized and paid by EMCORE during the quarter ended June 30, 2015. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

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

On January 2, 2015, EMCORE and NeoPhotonics entered into Amendment No. 1 (the "APA Amendment") to the Digital Products Agreement dated October 22, 2014. Among other things, the APA Amendment revised the nature and timing of the financial deliverable requirements of the Company to NeoPhotonics under the original Digital Products Agreement. The assets sold pursuant to the Digital Products Agreement included certain fixed assets, inventory and intellectual property for the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business. On January 2, 2015, EMCORE completed the sale of the Digital Products Business. On April 16, 2015, EMCORE and NeoPhotonics entered into an agreement to adjust the purchase price resulting in an adjusted balance of the Promissory Note of $15.5 million. On April 17, 2015, NeoPhotonics prepaid the entire outstanding balance of the Promissory Note of $15.5 million, plus accrued interest of $0.2 million.

The Photovoltaics Asset Sale and Digital Products Asset Sale are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations as discontinued operations. We have also reclassified the assets and liabilities that were sold within the descriptions "assets of discontinued operations" and "liabilities of discontinued operations" within current and non-current assets and liabilities, respectively, on the condensed consolidated balance sheet as of September 30, 2014. No Photovoltaics or Digital Products assets or liabilities remain on the condensed consolidated balance sheet as of June 30, 2015. The financial results of the Photovoltaics Business and the Digital Products Business are presented as "discontinued operations" on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended June 30, 2015 and 2014. See also Note 3 - Discontinued Operations. The notes to our condensed consolidated financial statements relate to our continuing operations only, unless otherwise indicated.

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

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we have recorded this amount as a deferred gain on our balance sheet as of June 30, 2015 and September 30, 2014 as a result of these contingencies. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. During the fiscal year ended September 30, 2013, we resolved the purchase price contingencies resulting in the reduction of the purchase price by $1.1 million. The reduced purchase price is recorded as an offset to the escrow receivable of $2.6 million. There remains a deferred gain of $3.4 million related to our indemnification obligation to SEI and an escrow receivable of $1.5 million as of June 30, 2015 as claims have been made under the Master Purchase Agreement against these balances prior to the end of the indemnification period in May 2014. We are not able to determine at this time the outcome of any potential settlements associated with the remaining claims and as a result have not recorded any related adjustments to the deferred gain amount.

Liquidity and Capital Resources

Historically, we have consumed cash from operations and incurred significant net losses. We have managed our liquidity position through a series of cost reduction initiatives, borrowings from our credit facility, capital markets transactions, and the sale of assets.

As of June 30, 2015, cash and cash equivalents totaled $114.1 million and net working capital totaled approximately $126.4 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the nine months ended June 30, 2015, we earned net income of $61.6 million.

In April 2015, EMCORE's Board of Directors authorized the Company to repurchase $45.0 million of its common stock. On May 15, 2015, we announced the commencement of a modified "Dutch auction" tender offer to purchase for cash shares of our common stock (the "Tender Offer"). On June 15, 2015, we completed the Tender Offer and purchased 6.9 million shares of our common stock at a purchase price of $6.55 per share, for an aggregate cost of $45.0 million excluding fees and expenses. Repurchased common stock were recorded to treasury stock. The Company incurred costs of $0.6 million in connection with the Tender Offer, which were recorded to treasury stock.

With respect to measures taken to improve liquidity:

•
Sale of Photovoltaics Business: On December 10, 2014, we completed the sale of our Photovoltaics Business for$150.0 million in cash prior to working capital adjustments of $0.1 million. These proceeds will provide us with working capital for fiscal year 2015 and beyond.

•
Sale of Digital Products Business: On January 2, 2015, we completed the sale of our Digital Products Business for $1.5 million in cash and an adjusted Promissory Note balance of $15.5 million. On April 17, 2015, NeoPhotonics paid in full the outstanding balance of the Promissory Note of $15.5 million, plus accrued interest of $0.2 million.

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

•
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB voted to defer the effective date of implementation by one year. The new standard will be effective for us beginning October 1, 2018 and early adoption is permitted as of October 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We anticipate this standard will not have a material impact on our Condensed Consolidated Financial Statements.

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

•
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The standard simplifies the subsequent measurement of inventory. This standard requires inventory to be measured at the lower of cost and net realizable value and applies only to inventories for which cost is determined by methods other than last-in-first-out and the retail inventory method. Under this guidance, net realizable value is one of several calculations an entity needs to make to measure inventory at lower of cost or market. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The new standard will be effective for our fiscal year beginning October 1, 2017. We are currently evaluating the impact of this accounting standard update on our Condensed Consolidated Financial Statements.

NOTE 3.	Discontinued Operations

Sale of Photovoltaics Business

On September 17, 2014, EMCORE entered into the Photovoltaics Agreement with SolAero pursuant to which the Company agreed to sell the Photovoltaics Business for $150.0 million in cash, subject to a working capital adjustment. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

The financial results of the Photovoltaics Business are reported as discontinued operations for the three and nine months ended June 30, 2015 and 2014, respectively. In connection with this transaction, we sold net assets of $60.3 million to SolAero and incurred transaction costs of $2.7 million. During the three months ended December 31, 2014, we recognized a gain of $56.8 million, net of tax on the sale of the Photovoltaics Business which is recorded within discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss). During the three months ended June 30, 2015, we made a payment of $0.1 million to SolAero to complete the working capital adjustment under the agreement. During the three and nine months ended June 30, 2015, we recognized gains of $0.2 million and $0.4 million, respectively, associated with the settlement of outstanding obligations on retained Photovoltaic product warranties.

We have classified the assets and liabilities that were sold as "assets of discontinued operations" and "liabilities of discontinued operations" within current and non-current assets and liabilities, respectively, on the condensed consolidated balance sheet as of September 30, 2014. As of September 30, 2014, the carrying amount of goodwill related to the Photovoltaics Business was $20.4 million and this balance was reclassified to non-current assets of discontinued operations. No assets and liabilities related to the Photovoltaics Business remain on the condensed consolidated balance sheet as of June 30, 2015.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the Photovoltaics Business as of June 30, 2015 and September 30, 2014.

	As of	As of
(in thousands)	June 30, 2015	September 30, 2014
Assets of discontinued operations:
Accounts receivable, net of allowance of $0	$—	$17,827
Inventory	—	7,203
Prepaid expenses and other current assets	—	1,512
Current assets of discontinued operations	—	26,542

Property, plant and equipment, net	—	26,660
Goodwill	—	20,384
Other non-current assets, net	—	254
Non-current assets of discontinued operations	—	47,298
Total assets of discontinued operations	$—	$73,840
Liabilities of discontinued operations:
Accounts payable	$—	$4,640
Accrued expenses and other current liabilities	—	5,398
Current liabilities of discontinued operations	—	10,038

Asset retirement obligations	—	720
Non-current liabilities of discontinued operations	—	720
Total liabilities of discontinued operations	$—	$10,758

The following table presents the statements of operations for the discontinued operations of the Photovoltaics Business for the three and nine months ended June 30, 2015 and 2014.

(in thousands)	For the three months ended June 30,		For the nine months ended June 30,
	2015	2014	2015	2014
Revenue	$—	$18,410	$12,614	$57,956
Cost of revenue	—	13,164	8,245	40,180
Gross profit	—	5,246	4,369	17,776
Operating (income) expense	(374)	1,806	2,057	5,104
Other income	—	17	779	17
Gain on sale of discontinued operations	(64)	—	86,958	—
Income from discontinued operations before income tax	310	3,457	90,049	12,689
Income tax benefit (expense)	1,105	(1,311)	(28,821)	(4,812)
Income from discontinued operations, net of tax	$1,415	$2,146	$61,228	$7,877

During the first quarter of fiscal 2015, in connection with the liquidation of our Netherlands and Spain subsidiaries,we recognized other income within discontinued operations of $0.7 million previously recorded in accumulated other comprehensive income.

Sale of Digital Products Business

On October 22, 2014, EMCORE entered into the Digital Products Agreement with NeoPhotonics pursuant to which the Company agreed to sell certain assets, and transfer certain liabilities of the Company's Digital Products Business to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain purchase price adjustments, consisting of $1.5 million in cash at closing and a promissory note in the principal amount of $16.0 million (the "Promissory Note"). The Promissory Note provided that it would bear interest of 5.0% per annum for the first year and 13.0% per annum for the second year, payable semi-annually in cash, and would mature two years from the closing of the transaction. In addition, the Promissory Note was subject to prepayments under certain circumstances, and is secured by certain of the assets sold to NeoPhotonics in the transaction.

On January 2, 2015, EMCORE and NeoPhotonics entered into the APA Amendment. Among other things, the APA Amendment revised the nature and timing of the financial deliverable requirements of the Company to NeoPhotonics under the original Digital Products Agreement. The assets sold pursuant to the Digital Products Agreement included certain fixed assets, inventory and intellectual property for the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business. On January 2, 2015, EMCORE completed the sale of the Digital Products Business. On April 16, 2015, EMCORE and NeoPhotonics entered into an agreement to adjust the purchase price resulting in an adjusted balance of the Promissory Note of $15.5 million. On April 17, 2015, NeoPhotonics prepaid the outstanding balance of the Promissory Note of $15.5 million, plus accrued interest of $0.2 million.

The financial results of the Digital Products Business are reported as discontinued operations for the three and nine months ended June 30, 2015 and 2014. In connection with this transaction, we sold net assets of $13.3 million to NeoPhotonics and incurred transaction costs of $1.6 million. During the nine months ended June 30, 2015, we recognized a gain of $2.0 million on the sale of the Digital Products Business which is recorded within discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss).

We have classified the assets and liabilities that were sold within the descriptions "assets of discontinued operations" and "liabilities of discontinued operations" within current and non-current assets and liabilities, respectively, on the condensed consolidated balance sheet as of September 30, 2014. No Digital Products assets or liabilities remain on the condensed consolidated balance sheet as of June 30, 2015.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the Digital Products Business as of June 30, 2015 and September 30, 2014.

	As of	As of
(in thousands)	June 30, 2015	September 30, 2014
Assets held for sale:
Accounts receivable, net of allowance of $0 and $17, respectively	$—	$14,268
Inventory	—	3,225
Prepaid expenses and other current assets	—	30
Current assets of discontinued operations	—	17,523

Property, plant and equipment, net	—	7,881
Other intangible assets, net	—	1,060
Non-current assets of discontinued operations	—	8,941
Total assets of discontinued operations	$—	$26,464
Liabilities held for sale:
Accounts payable	—	10,848
Accrued expenses and other current liabilities	—	38
Current liabilities of discontinued operations	$—	$10,886

The following table presents the statements of operations for the discontinued operations of the Digital Products Business for the three and nine months ended June 30, 2015 and 2014.

(in thousands)	For the three months ended June 30,		For the nine months ended June 30,
	2015	2014	2015	2014
Revenue	$89	$12,576	$11,944	$31,872
Cost of revenue	27	11,088	9,138	31,202
Gross profit	62	1,488	2,806	670
Operating (income) expense	(11)	3,014	3,147	9,722
Gain on sale of discontinued operations	—	—	1,994	—
Income (loss) from discontinued operations before income tax	73	(1,526)	1,653	(9,052)
Income tax benefit	488	579	2,361	3,433
Income (loss) from discontinued operations	$561	$(947)	$4,014	$(5,619)

NOTE 4.	Fair Value Accounting

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

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table lists our financial assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurement
(in thousands)	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
As of June 30, 2015
Assets:
Cash and cash equivalents	$114,129	—	—	$114,129
Restricted cash	26	—	—	26
Liabilities:
Warrant liability	—	—	—	—
As of September 30, 2014
Assets:
Cash and cash equivalents	$20,687	—	—	$20,687
Restricted cash	1,482	—	—	1,482
Liabilities:
Warrant liability	—	122	—	122

Cash consists primarily of bank deposits or, occasionally, highly liquid short-term investments with a maturity of three months or less at the time of purchase.

Restricted cash represents temporarily restricted deposits held as compensating balances against short-term borrowing arrangements.

As of September 30, 2014, warrants representing the right to purchase 400,001 shares, of our common stock were outstanding. The warrants expired on April 1, 2015. All of our warrants met the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Historically, recording the change in the fair value of our warrants impacted our statements of operations and comprehensive income (loss) and was primarily due to the change in the closing price of our common stock.

The carrying amounts of accounts receivable, prepaid expenses and other current assets, borrowings from our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

NOTE 5.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	June 30, 2015	September 30, 2014
Accounts receivable, gross	$14,525	$12,885
Allowance for doubtful accounts	(442)	(116)
Accounts receivable, net	$14,083	$12,769

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

NOTE 6.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	June 30, 2015	September 30, 2014
Raw materials	$8,744	$7,255
Work in-process	3,920	4,403
Finished goods	4,327	3,986
Inventory	$16,991	$15,644

NOTE 7.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	June 30, 2015	September 30, 2014
Equipment	$6,602	$7,328
Furniture and fixtures	30	42
Computer hardware and software	708	749
Leasehold improvements	330	2,278
Construction in progress	910	49
Property, plant, and equipment, net	$8,580	$10,446

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

As of June 30, 2015, construction in progress included CATV product expansion and automation manufacturing assets. As of June 30, 2015 and September 30, 2014, accumulated depreciation was approximately $23.1 million and $21.5 million, respectively.

NOTE 8.	Intangible Assets

The following table sets forth the carrying value of intangible assets:

(in thousands)	As of June 30, 2015			As of September 30, 2014
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Fiber Optics:
Patents	3,274	(3,211)	63	4,697	(4,615)	82
Total	$3,274	$(3,211)	$63	$4,697	$(4,615)	$82

Amortization expense related to intangible assets is included in selling, general, and administrative expense on our statement of operations and comprehensive income (loss). Based on the carrying amount of our intangible assets as of June 30, 2015, estimated future amortization expense will be $6,000 for the remainder of fiscal 2015, and $25,000 and $32,000 for the fiscal years ending September 30, 2016 and 2017, respectively.

NOTE 9.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	June 30, 2015	September 30, 2014
Compensation	$3,379	$1,797
Warranty	1,723	2,285
Termination fee	2,775	2,775
Professional fees	848	2,181
Customer deposits	559	593
Deferred revenue	291	97
Self insurance	715	1,470
Income and other taxes	1,371	1,433
Loss on sale contracts	—	119
Severance and restructuring accruals	1,800	1,317
Loss on inventory purchase commitments	—	306
Other	813	836
Accrued expenses and other current liabilities	$14,274	$15,209

Professional Fees: As of September 30, 2014, professional fees included transaction costs of $1.8 million associated with the sale of the Photovoltaics Business.

Income and other taxes: For the three months ended June 30, 2015, the Company reported $0.5 million of income tax expense from continuing operations income and $1.6 million of income tax benefit within income from discontinued operations. For the nine months ended June 30, 2015, the Company reported $1.9 million of income tax benefit from continuing operations losses and $26.5 million of income tax expense within income from discontinued operations. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations.

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

In connection with the closing of the sale of the Digital Products Business, we accrued for the remaining lease costs of our Newark, California facility through the lease termination of May 2016. Included in the discontinued operations for the nine months ended June 30, 2015, was $0.7 million related to the remaining lease costs.

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

(in thousands)	Severance-related accruals	Restructuring- related accruals	Total
Balance as of September 30, 2014	$1,317	$—	$1,317
Expense - charged to accrual	1,087	737	1,824
Payments and accrual adjustments	(1,135)	(206)	(1,341)
Balance as of June 30, 2015	$1,269	$531	$1,800

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
The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2015	2014	2015	2014
Balance at beginning of period	$1,924	$4,729	$2,816	$3,881
Provision for product warranty - expense	192	—	707	1,296
Adjustments and utilization of warranty accrual	(393)	(1,652)	(1,800)	(2,100)
Balance at end of period	$1,723	$3,077	$1,723	$3,077
Current portion	$1,723	$2,546	$1,723	$2,546
Non-current portion	—	531	—	531
Product warranty liability at end of period	$1,723	$3,077	$1,723	$3,077

NOTE 10.	Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank, National Association ("Wells Fargo"). The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

On December 3, 2014, we entered into a Sixth Amendment to the credit facility pursuant to which Wells Fargo agreed to automatically release all encumbrances covering certain of the Company’s assets to be sold pursuant to the Photovoltaics Agreement and the Digital Products Agreement. In addition, on December 10, 2014, upon notice to Wells Fargo of the closing of the transaction contemplated by the Photovoltaics Agreement, the maximum borrowing allowed under the credit facility was reduced from $35.0 million to $15.0 million, and certain other changes to the borrowing base calculations went into effect.

As of June 30, 2015, there was no outstanding balance under this credit facility with an interest rate of 3.3% and approximately $1.2 million reserved for four stand-by letters of credit under the credit facility.

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
For the three months ended June 30, 2015, the Company reported $0.5 million of income tax expense from continuing operations losses and $1.6 million of income tax benefit within income from discontinued operations. For the nine months ended June 30, 2015, the Company reported $1.9 million of income tax benefit from continuing operations losses and $26.5 million of income tax expense within income from discontinued operations. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations.
During the nine months ended June 30, 2015, the Company utilized $24.1 million of deferred tax assets. The Company paid alternative minimum taxes of $0.6 million in the three and nine months ended June 30, 2015 and the remaining income tax expense will be offset mainly through utilization of $24.1 million of deferred tax assets and utilization of net operating loss carry forwards.

For the three months ended June 30, 2014, the Company reported $0.7 million of income tax benefit from losses from continuing operations and $0.7 million of income tax expense within income from discontinued operations. For the nine months ended June 30, 2014, the Company reported $1.4 million of income tax benefit from losses from continuing operations and $1.4 million of income tax expense within income from discontinued operations.

For the three months ended June 30, 2015, the effective tax rate was 49.6%, compared to 14.4% for the three months ended June 30, 2014. The higher tax rate for June 30, 2015 is primarily due to the methodology used for allocating income tax expense between continuing and discontinued operations under ASC 740. For the nine months ended June 30, 2015, the effective tax rate on continuing operations was 33.8%, compared to 9.7% for the nine months ended June 30, 2014 primarily due to the benefit of the loss from operations in 2015. In determining the effective tax rate, the Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting. The Company believes its forecast of losses from continuing operations is a reasonable estimate. Actual results from continuing operations may differ significantly from the estimates previously forecasted, resulting in significant changes from one period to the next in the tax expense or benefit from continuing operations being recognized.
The Company expects all remaining deferred tax assets will have a full valuation allowance at September 30, 2015. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criterion, mandated by ASC 740, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three and nine months ended June 30, 2015 and 2014, there were no material increases or decreases in unrecognized tax benefits and we do not anticipate any material increases or decreases in the amounts of unrecognized tax benefits for the remainder of fiscal year 2015. As of June 30, 2015 and September 30, 2014, we had approximately $493,000 and $445,000, respectively, of interest and penalties accrued as tax liabilities on our balance sheet.

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

Included in discontinued operations during the three and nine months ended June 30, 2015 were $0.2 million of incentive tax credits received. Included in discontinued operations for the three and nine months ended June 30, 2014 were $0.2 million and $0.8 million, respectively, of New Mexico incentive tax credits received. The amount received was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. These credits resulted in cash refunds and a reduction of future payroll and compensation taxes.

NOTE 12.	Commitments and Contingencies

Operating Lease Obligations: We lease certain land, facilities, and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.3 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $1.0 million and $1.3 million for the nine months ended June 30, 2015 and 2014, respectively. There are no off-balance sheet arrangements other than our operating leases.

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

In future periods, the asset retirement obligation is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment will be recorded to both the asset retirement obligation and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in estimated retirement costs, and changes in the estimated timing of settling asset retirement obligations. The fair value of our asset retirement obligations were estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 5.78%. There were no asset retirement obligations settled during the three and nine months ended June 30, 2015, and 2014. Accretion expense of $22,000 and $43,000 was recorded during the three months ended June 30, 2015, and 2014, respectively. Accretion expense of $89,000 and $128,000 was recorded during the nine months ended June 30, 2015, and 2014, respectively.

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

The Company’s asset retirement obligation for the leased Alhambra facilities consists of legal requirements to return the existing leased facilities to prescribed state and certain environmental work to be performed due to the presence of a manufacturing fabrication operation and significant changes to the facilities over the past thirty years. EMCORE had estimated a significant asset retirement obligation associated with this site.

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

The following table summarizes asset retirement obligations activity.

Asset Retirement Obligations	June 30,
(in thousands)	2015
Balance at September 30, 2014	$5,263
Asset retirement obligations reclassified to liabilities of discontinued operations	(720)
Subtotal	4,543
Accretion expense	89
Revision in estimated cash flows	(2,879)
Balance at end of period	$1,753

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations. On September 19, 2013, we received written notice from a customer of our broadband products requesting indemnification relating to a lawsuit brought against them alleging patent infringement of a system incorporating our product. As of June 30, 2015, there has been no resolution to this claim.

In March 2012, we entered into a Master Purchase Agreement with SEI, pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics segment. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we recorded this amount as a deferred gain on our balance sheet as of June 30, 2015 and September 30, 2014 as a result of these contingencies. In April 2013, May 2013 and May 2014, we received letters from SEI asserting indemnification claims under the Master Purchase Agreement. As of June 30, 2015, there has been no resolution to these claims. See Note 1 - Description of Business for additional disclosures related to this asset sale and below for additional disclosures related to the claims.

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

b) Sumitomo Electric Industries Ltd. ("SEI")

On September 23, 2014, SEI, filed for arbitration against EMCORE, as required under the Master Purchase Agreement between the parties (the "MPA"). SEI seeks $40.0 million from EMCORE, relating to claims for quality issues, expenses related to subpoenas issued in litigation against a vendor and customers of SEI, a claim that EMCORE made fraudulent or negligent misrepresentations to SEI in the Master Purchase Agreement, and other breach of contract claims. We believe that the claims in this matter are without merit and we intend to defend ourselves vigorously against them. However, because the matter is in a preliminary stage, we cannot be certain as to its outcome, or that an adverse decision in such action will be reached and would have a material adverse effect on our business, financial condition, results of operation or cash flows. On November 14, 2014, EMCORE answered SEI’s complaint and asserted several legal defenses.

NOTE 13.	Equity

Common Stock Repurchase
In April 2015, EMCORE's Board of Directors authorized the Company to repurchase $45.0 million of shares of its common stock. On May 15, 2015, we announced the commencement of a modified "Dutch auction" tender offer to purchase for cash shares of our common stock (the "Tender Offer"). On June 15, 2015, we completed the Tender Offer and purchased 6.9 million shares of our common stock at a purchase price of $6.55 per share, for an aggregate cost of $45.0 million excluding fees and expenses. The repurchased shares of common stock were recorded to treasury stock. The Company incurred costs of $0.6 million in connection with the Tender Offer, which were recorded to treasury stock.

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

The following table summarizes stock option activity under the Equity Plans for the nine months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2014	1,431,190	$19.06
Granted	17,150	$5.68
Exercised	(225,736)	$4.78		$194
Forfeited	(9,077)	$5.28
Expired	(297,499)	$19.83
Outstanding as of June 30, 2015	916,028	$22.22	2.46	$347
Exercisable as of June 30, 2015	891,351	$22.68	2.28	$330
Vested and expected to vest as of June 30, 2015	911,032	$22.31	2.43	$344

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the nine months ended June 30, 2014, the intrinsic value of options exercised was $4,000.

As of June 30, 2015, there was approximately $0.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 3.8 years.

Valuation Assumptions
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the three months ended June 30,		For the nine months ended June 30,
	2015	2014	2015	2014
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%	—%	—%
Expected stock price volatility rate	63.5%	92.0%	70.5%	93.2%
Risk-free interest rate	1.9%	1.9%	1.8%	1.9%
Expected term (in years)	6.0	6.0	6.0	6.0

Weighted average grant date fair value per share of stock options granted:	$3.59	$3.21	$3.57	$3.61

Restricted Stock

Restricted stock units (RSUs) granted under the 2010 Equity Plan and 2012 Equity Plan typically vest over 3 years and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. RSUs are not considered issued or outstanding common stock until they vest.

The following table summarizes the activity related to RSUs for the nine months ended June 30, 2015:

Restricted Stock Activity	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2014	966,579	$4.71
Granted	524,150	$5.38
Vested	(841,609)	$4.69
Forfeited	(41,949)	$4.86
Non-vested as of June 30, 2015	607,171	$5.23

As of June 30, 2015, there was approximately $2.5 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.3 years. The 0.6 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $3.7 million and a weighted average remaining contractual term of 1.4 years. For the nine months ended June 30, 2015 and 2014, the intrinsic value of RSUs vested was $4.4 million and $1.7 million, respectively. Of the 0.6 million outstanding non-vested RSUs, approximately 0.6 million are expected to vest and have an aggregate intrinsic value of approximately $3.4 million and a weighted average remaining contractual term of 1.4 years. For the nine months ended June 30, 2014, the weighted average grant date fair value of RSUs granted was $4.89.

On December 10, 2014, in connection with the sale of the Photovoltaics Business and the change in control, 0.3 million RSU's vested.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2015	2014	2015	2014
Employee stock options	$—	$16	$184	$94
Restricted stock awards and units	297	371	2,353	1,289
Employee stock purchase plan	36	58	100	221
401(k) match in common stock	60	303	284	506
Outside director fees in common stock	8	91	288	286
Total stock-based compensation expense	$401	$839	$3,209	$2,396

Stock-based Compensation Expense - by expense type	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2015	2014	2015	2014
Cost of revenue	$88	$121	$273	$347
Selling, general, and administrative	195	574	2,609	1,584
Research and development	118	144	327	465
Total stock-based compensation expense	$401	$839	$3,209	$2,396

The stock based compensation expense above relates to continuing operations. Included within discontinued operations is $0.0 million and $0.3 million of stock based compensation expense for the three months ended June 30, 2015 and 2014, respectively. Included within discontinued operations is $0.9 million and $1.0 million of stock based compensation expense for the nine months ended June 30, 2015 and 2014. respectively.

Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net (Loss) Income Per Share	For the three months ended June 30,		For the nine months ended June 30,
(in thousands, except per share)	2015	2014	2015	2014

Numerator
Income (loss) from continuing operations	$464	$(4,349)	$(3,622)	$(12,894)
Income from discontinued operations	1,976	1,199	65,242	2,258
Undistributed earnings allocated to common shareholders for basic and diluted net income (loss) per share	2,440	(3,150)	61,620	(10,636)
Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	31,203	30,656	31,494	30,327
Dilutive options outstanding, unvested stock units and ESPP	229	—	—	—
Denominator for diluted net income (loss) per share - adjusted weighted average shares outstanding	31,432	30,656	31,494	30,327

Net income (loss) per basic share:
Continuing operations	$0.02	$(0.14)	$(0.11)	$(0.42)
Discontinued operations	0.06	0.04	2.07	0.07
Net income (loss) per basic share	$0.08	$(0.10)	$1.96	$(0.35)

Net income (loss) per diluted share:
Continuing operations	$0.02	$(0.14)	$(0.11)	$(0.42)
Discontinued operations	0.06	0.04	2.07	0.07
Net income (loss) per diluted share	$0.08	$(0.10)	$1.96	$(0.35)
Weighted average antidilutive options, unvested restricted stock units and awards, warrants and ESPP shares excluded from the computation	749	3,091	1,378	2,990

Average market price of common stock	$5.99	$4.39	$5.54	$4.80

The antidilutive stock options, unvested stock and warrants were excluded from the computation of diluted net income (loss) per share.
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

Future Issuances

As of June 30, 2015, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	916,028
Unvested restricted stock units	607,171
Purchases under the employee stock purchase plan	1,020,874
Issuance of stock-based awards under the Equity Plans	632,117
Purchases under the officer and director share purchase plan	88,741
Total reserved	3,264,931

NOTE 14.	Geographical Information

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

On October 22, 2014, EMCORE entered into the Digital Products Agreement with Neophotonics pursuant to which the Company agreed to sell the Digital Products Business to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain purchase price adjustments. On January 2, 2015, EMCORE completed the sale of the Digital Products Business.
The financial results of the Photovoltaics and Digital Products Businesses are presented as "discontinued operations" on the consolidated statements of operations for the three and nine months ended June 30, 2015 and 2014; and the assets and liabilities of the Photovoltaics and Digital Products Businesses are presented as "Assets of discontinued operations" and "Liabilities of discontinued operations" on the condensed consolidated balance sheet as of September 30, 2014. No Photovoltaics or Digital Products assets and liabilities remain on the condensed consolidated balance sheet as of June 30, 2015.
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
Revenue: The following tables set forth revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address and excludes discontinued operations. See also Note 3 - Discontinued Operations.

Revenue by Geographic Region	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2015	2014	2015	2014
United States	$15,515	$8,733	$41,928	$27,326
Asia	3,746	1,876	10,344	6,855
Europe	1,685	1,911	$5,712	5,422
Other	248	1,076	683	1,609
Total revenue	$21,194	$13,596	$58,667	$41,212

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from two of our customers represented 45% of our consolidated revenue for the three months ended June 30, 2015 and revenue from four of our customers represented 62% of our consolidated revenue for the nine months ended June 30, 2015. For the three and nine months ended June 30, 2014, revenue from two of our customers represented 28% and 29%, respectively, of our consolidated revenue.

Long-lived Assets: Long-lived assets consist primarily of property, plant, and equipment and also intangible assets. Long-lived assets that were disposed of as the result of the Photovoltaics and Digital Products Asset Sales were included in "Assets of discontinued operations" on the Consolidated Balance Sheet as of September 30, 2014, and accordingly, are not included in the following table.

Long-lived Assets	As of	As of
(in thousands)	June 30, 2015	September 30, 2014
United States	$3,052	$4,997
International	5,591	5,531
Long-lived assets	$8,643	$10,528

As of June 30, 2015 and September 30, 2014, approximately 35% and 47%, respectively, of our long-lived assets were located in the United States. The remaining assets are primarily located in China. During the first quarter of fiscal 2015, as a result of the revision in the estimated amount and timing of cash flows for asset retirement obligations in the United States, the Company reduced its asset retirement obligations liability by $2.9 million with an offsetting reduction to property, plant, and equipment of $2.1 million, and recorded a gain from the change in estimate on ARO obligation of $0.8 million. See Note 12 - Commitments and Contingencies for additional information.

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

Business Overview

EMCORE Corporation and its subsidiaries (referred to herein as the “Company”, “we”, “our”, or “EMCORE”) offers a broad portfolio of compound semiconductor-based products for the fiber optics market. We were established in 1984 as a New Jersey corporation and we have one reporting segment: Fiber Optics. EMCORE's Fiber Optics business provides optical components, subsystems and systems for high-speed telecommunications, Cable Television (CATV), Wireless and Fiber-To-The-Premises (FTTP) networks, as well as products for satellite communications, video transport and specialty photonics technologies for defense and homeland security applications. EMCORE's Solar Photovoltaics business, which was sold in December 2014, provided products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells (CICs) and complete satellite solar panels. EMCORE sold certain assets, and transferred certain liabilities, of the Company's telecommunications business, including the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business in January 2015. In addition to organic growth and development of our existing Fiber Optics market, we intend to pursue other strategies to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions. Accordingly, the Strategy Committee of the Board and our management may from time to time be engaged in evaluating potential strategic opportunities and may enter into definitive agreements with respect to, such transactions or other strategic alternatives.

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

Recent Developments

Sale of Photovoltaics Business

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with SolAero Acquisition Corporation ("SolAero"), a Delaware corporation and an affiliate of private equity firm Veritas Capital, pursuant to which SolAero agreed to acquire substantially all of the assets, and assume substantially all of the liabilities, primarily related to or used in connection with the Company’s photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the "Photovoltaics Business" and, the sale of the Photovoltaics Business and the "Photovoltaics Asset Sale") for $150.0 million in cash, prior to a $0.1 million to a working capital adjustment pursuant to the Photovoltaics Agreement finalized and paid by EMCORE during the quarter ended June 30, 2015. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

As a result the financial results of the Photovoltaics Business are presented as "discontinued operations" on the condensed consolidated statements of operations for the three and nine months ended June 30, 2015 and 2014; and the assets and liabilities of the Photovoltaics Business are presented as "assets of discontinued operations" and "liabilities of discontinued operations" on the condensed consolidated balance sheet as of September 30, 2014. No Photovoltaics assets and liabilities remain on the condensed consolidated balance sheet as of June 30, 2015. As of June 30, 2015, the Company has one remaining reportable segment: Fiber Optics. See Note 3 - Discontinued Operations in the notes to the condensed consolidated financial statements for more information.

Sale of Digital Products Business

On October 22, 2014, EMCORE entered into an Asset Purchase Agreement (the "Digital Products Agreement") with NeoPhotonics Corporation, a Delaware corporation ("NeoPhotonics") pursuant to which the Company agreed to sell certain assets, and transfer certain liabilities of the Company's telecommunications business (collectively, the "Digital Products Business" and, the sale of the Digital Products Business and the "Digital Products Assets Sale") to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain purchase price adjustments, consisting of $1.5 million in cash at closing and a promissory note in the principal amount of $16.0 million (the "Promissory Note"). The Promissory Note provided that it would bear interest of 5.0% per annum for the first year and 13.0% per annum for the second year, payable semi-annually in cash, and would mature two years from the closing of the transaction. In addition, the Promissory Note is subject to prepayments under certain circumstances, and is secured by certain of the assets sold to NeoPhotonics in the transaction.
On January 2, 2015, EMCORE and NeoPhotonics entered into Amendment No. 1 (the "APA Amendment") to the Digital Products Agreement. Among other things, the APA Amendment revised the nature and timing of the financial deliverable requirements of the Company to NeoPhotonics under the original Digital Products Agreement. The assets sold pursuant to the Digital Products Agreement included certain fixed assets, inventory and intellectual property for the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business. On January 2, 2015, EMCORE completed the sale of the Digital Products Business. On April 16, 2015, EMCORE and NeoPhotonics entered into an agreement to adjust the purchase price resulting in an adjusted balance of the Promissory Note of $15.5 million. On April 17, 2015, NeoPhotonics prepaid the balance outstanding of the promissory Note of $15.5 million, plus accrued interest of $0.2 million.

As the result of this transaction, the financial results of the Digital Products Business are presented as "discontinued operations" on the Condensed Consolidated Statements of Operations for the three months and nine ended June 30, 2015 and 2014; and the assets and liabilities of the Digital Products Business are presented as "assets of discontinued operations" and "liabilities of discontinued operations" on the Condensed Consolidated Balance Sheets as of September 30, 2014. No Digital Products assets and liabilities remain on the condensed consolidated balance sheet as of June 30, 2015. See Note 3 - Discontinued Operations in the notes to the condensed consolidated financial statements for more information.
We used a portion of the proceeds from the Photovoltaics Asset Sale and the Digital Products Asset Sale to pay for transaction costs associated with the asset sales, make payments required pursuant to existing retention award agreements, repay certain indebtedness and for general working capital purposes. We also used a portion of the proceeds from the Photovoltaics Asset Sale and the Digital Products Asset Sale to fund the Tender Offer (described below). The remaining proceeds from the asset sales may be used, at the discretion of our Board, provide liquidity to the Company's shareholders through one or more special dividends or repurchase of outstanding shares of the Company's common stock, invest in our other businesses, pursue other strategic opportunities or a combination thereof.
Common Stock Repurchase

In April 2015, the Company’s Board of Directors authorized the repurchase of $45.0 million of the outstanding shares of our common stock. On May 15, 2015, we announced the commencement of a modified "Dutch auction" tender offer to purchase for cash shares of our common stock (the "Tender Offer"). On June 15, 2015, we completed the Tender Offer and purchased 6.9 million shares of our common stock at a purchase price of $6.55 per share, for an aggregate cost of $45.0 million excluding fees and expenses. Repurchased common stock was recorded to treasury stock. The Company incurred costs of $0.6 million in connection with the Tender Offer, which were recorded to treasury stock.

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

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue.

	For the three months ended June 30,		For the nine months ended June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	63.7	80.4	67.2	80.7
Gross profit	36.3	19.6	32.8	19.3
Operating expense:
Selling, general, and administrative	21.4	39.5	32.6	37.2
Research and development	10.7	17.2	11.0	16.6
Gain from change in estimate on ARO obligation	—	—	(1.4)	—
Loss on sale of assets	—	—	0.4	—
Total operating expense	32.1	56.7	42.6	53.8
Operating income (loss)	4.2	(37.1)	(9.8)	(34.5)
Other income (expense):
Interest income (expense), net	—	(1.0)	0.1	(0.9)
Foreign exchange gain (loss)	0.2	(0.1)	0.2	—
Gain on sale of investment	—	—	—	0.7
Change in fair value of financial instruments	—	0.8	0.2	0.1
Total other income (expense)	0.2	(0.3)	0.5	(0.1)
Income (loss) from continuing operations before income tax expense	4.4	(37.4)	(9.3)	(34.6)
Income tax (expense) benefit	(2.2)	5.4	3.2	3.3
Income (loss) from continuing operations	2.2%	(32.0)%	(6.1)%	(31.3)%
Income from discontinued operations, net of tax	9.3%	8.8%	111.2%	5.5%
Net income (loss)	11.5%	(23.2)%	105.1%	(25.8)%

Comparison of Financial Results for the Three Months Ended June 30, 2015 and 2014

(in thousands, except percentages)	For the three months ended June 30,
	2015	2014	$ Change	% Change
Revenue	$21,194	$13,596	$7,598	55.9%
Cost of revenue	13,511	10,937	2,574	23.5%
Gross profit	7,683	2,659	5,024	188.9%
Operating expense:
Selling, general, and administrative	4,543	5,364	(821)	(15.3)%
Research and development	2,274	2,340	(66)	(2.8)%
Total operating expense	6,817	7,704	(887)	(11.5)%
Operating income (loss)	866	(5,045)	5,911	117.2%
Other income (expense):
Interest income (expense), net	4	(134)	138	103.0%
Foreign exchange gain (loss)	50	(12)	62	516.7%
Change in fair value of financial instruments	—	110	(110)	(100.0)%
Total other income (expense)	54	(36)	90	250.0%
Income (loss) from continuing operations before income tax expense	920	(5,081)	6,001	118.1%
Income tax (expense) benefit	(456)	732	(1,188)	162.3%
Income (loss) from continuing operations	464	(4,349)	4,813	110.7%
Income from discontinued operations, net of tax	1,976	1,199	777	64.8%
Net income (loss)	$2,440	$(3,150)	$5,590	177.5%

Revenue

EMCORE's Fiber Optics business provides chip level devices, optical components, subsystems, and systems for high-speed telecommunications, CATV, and FTTP networks, as well as products for satellite communications, video transport, and specialty photonics technologies for defense and homeland security applications. Broadband products includes cable television products, fiber-to-the-premises products, satellite communication products, video transport products, and defense and homeland security products.

For the three months ended June 30, 2015, revenue increased 55.9% compared to the same period during the prior year driven by significantly higher sales of our CATV products primarily to U.S. customers and our chip level devices. Sales of our CATV products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represented the largest percentage of our total fiber optics-related revenue during the three-month period. Sales of our chip level device products, which include our avalanche photodiodes and gain chips, increased as EMCORE expanded sales to customers, primarily in Asia.

Gross Profit

Our cost of revenue consists of raw materials, compensation expense including non-cash stock-based compensation expense, depreciation expense and other manufacturing overhead costs, expenses associated with excess and obsolete inventories, and product warranty costs. Historically, cost of revenue as a percentage of revenue, which we refer to as our gross profit, has fluctuated significantly due to product mix, manufacturing yields and sales volumes, and inventory and specific product warranty charges.

Consolidated gross margins were 36.3% and 19.6% for the three months ended June 30, 2015 and 2014, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.1 million and $0.1 million during the three months ended June 30, 2015 and 2014.

For the three months ended June 30, 2015, gross margins increased significantly when compared to the same period during the prior year. The increase in gross margins for the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to higher sales volume and higher utilization of the manufacturing facility as we significantly increased production output resulting in higher levels of absorption. In addition, gross margins also increased from an improvement in product mix due to an increase in sales of our chip level device products, which typically have high margins.

Selling, General and Administrative (SG&A)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.2 million and $0.6 million during the three months ended June 30, 2015 and 2014.

SG&A expense for the three months ended June 30, 2015 was lower than the amount reported in the same period during the prior year primarily due to lower legal professional fees and compensation expense due to the reduction in the Company's size after the sale of the Photovoltaics and Digital Products Businesses.

As a percentage of revenue, SG&A expenses were 21.4% and 39.5% for the three months ended June 30, 2015 and 2014, respectively.

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

Stock-based compensation expense within R&D totaled $0.1 million and $0.1 million during the three months ended June 30, 2015 and 2014, respectively.

R&D expense for the three months ended June 30, 2015 was lower than the amounts reported in the same period during the prior year primarily due to lower compensation costs attributed to lower headcount.

As a percentage of revenue, R&D expenses were 10.7% and 17.2% for the three months ended June 30, 2015 and 2014, respectively.

Operating Income (Loss)

Operating income (loss) represents revenue less the cost of revenue and direct operating expenses incurred. Operating income (loss) is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating income (loss) was 4.2%, and (37.1)% for the three months ended June 30, 2015 and 2014, respectively.

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

Change in Fair Value of Financial Instruments
As of September 30, 2014, warrants representing the right to purchase 400,001 shares, of our common stock were outstanding. The warrants expired on April 1, 2015.

Income Tax Expense

For the three months ended June 30, 2015, the Company reported $0.5 million of income tax expense from income from continuing operations and $1.6 million of income tax benefit within income from discontinued operations.

For the three months ended June 30, 2014, the Company reported $0.7 million of income tax benefit from losses from continuing operations and $0.7 million of income tax expense within income from discontinued operations. Also see Note 11. Income and other Taxes in the notes to the condensed consolidated financial statements for more information.

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the three months ended June 30,
	2015	2014	$ Change	% Change
Revenue	$89	$30,986	$(30,897)	(99.7)%
Cost of revenue	27	24,252	(24,225)	(99.9)%
Gross profit	62	6,734	(6,672)	(99.1)%
Operating (income) expense	(385)	4,820	(5,205)	(108.0)%
Other income	—	17	(17)	(100.0)%
Gain on sale of discontinued operations	(64)	—	(64)	N/A
Income from discontinued operations before income tax	383	1,931	(1,548)	(80.2)%
Income tax benefit (expense)	1,593	(732)	2,325	(317.6)%
Income from discontinued operations, net of tax	$1,976	$1,199	$777	64.8%

During the three months ended June 30, 2015, we recorded income from discontinued operations from the Photovoltaics Business and the Digital Products Business of $1.4 million and $0.6 million, net of tax, respectively. During the three months ended June 30, 2014, we recorded income (loss) from discontinued operations from the Photovoltaics Business and the Digital Products Business of $2.1 million and $(0.9) million, respectively.

Comparison of Financial Results for the Nine Months Ended June 30, 2015 and 2014

(in thousands, except percentages)	For the nine months ended June 30,
	2015	2014	$ Change	% Change
Revenue	$58,667	$41,212	$17,455	42.4%
Cost of revenue	39,426	33,264	6,162	18.5%
Gross profit	19,241	7,948	11,293	142.1%
Operating expense:
Selling, general, and administrative	19,124	15,348	3,776	24.6%
Research and development	6,470	6,840	(370)	(5.4)%
Gain from change in estimate on ARO obligation	(845)	—	(845)	N/A
Loss on sale of assets	228	—	228	N/A
Total operating expense	24,977	22,188	2,789	12.6%
Operating loss	(5,736)	(14,240)	8,504	59.7%
Other income (expense):
Interest income (expense), net	39	(377)	416	110.3%
Foreign exchange gain (loss)	101	(2)	103	5,150.0%
Gain on sale of investment	—	307	(307)	(100.0)%
Change in fair value of financial instruments	122	39	83	212.8%
Total other income (loss)	262	(33)	295	893.9%
Loss from continuing operations before income tax expense	(5,474)	(14,273)	8,799	61.6%
Income tax benefit	1,852	1,379	473	34.3%
Loss from continuing operations	(3,622)	(12,894)	9,272	71.9%
Income from discontinued operations, net of tax	65,242	2,258	62,984	2,789.4%
Net income (loss)	$61,620	$(10,636)	$72,256	679.4%

Revenue

For the nine months ended June 30, 2015, revenue increased 42.4% compared to the same period during the prior year driven by significantly higher sales of our CATV products primarily to U.S. customers and our chip level devices. Sales of our CATV products, which include our quadrature amplitude modulation (QAM) transmitters and receivers, represented the largest percentage of our total fiber optics-related revenue during the nine-month period. Sales of our chip level device products, which include our avalanche photodiodes and gain chips, increased as EMCORE expanded sales to customers, primarily in Asia.

Gross Profit

Consolidated gross margins were 32.8% and 19.3% for the nine months ended June 30, 2015 and 2014, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.3 million and $0.3 million during the nine months ended June 30, 2015 and 2014.

For the nine months ended June 30, 2015, gross margins increased when compared to the same period during the prior year. The increase in gross margins for the nine months ended June 30, 2015 compared to the same period in 2014 was primarily due to higher sales volume and higher utilization of the manufacturing facility as we significantly increased production output resulting in higher levels of absorption. In addition, gross margins also increased from an improvement in product mix due to an increase in sales of our chip level device products, which typically have higher margins.

Selling, General and Administrative (SG&A)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $2.6 million and $1.6 million during the nine months ended June 30, 2015 and 2014.

SG&A expense for the nine months ended June 30, 2015 was higher than the amount reported in the same period during the prior year primarily due to higher stock-based compensation, severance and compensation expense associated with the sales of the Photovoltaics Business and Digital Products Business.

As a percentage of revenue, SG&A expenses were 32.6% and 37.2% for the nine months ended June 30, 2015 and 2014, respectively.

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

Stock-based compensation expense within R&D totaled $0.3 million and $0.5 million during the nine months ended June 30, 2015 and 2014, respectively.

R&D expense for the nine months ended June 30, 2015 was lower than the amounts reported in the same period during the prior year primarily due to lower compensation costs attributed to lower headcount and lower material spending.

As a percentage of revenue, R&D expenses were 11.0% and 16.6% for the nine months ended June 30, 2015 and 2014, respectively.

Gain from Change in Estimate on ARO Obligation

As a result of the revision in the estimated amount and timing of cash flows for asset retirement obligations during the nine months ended June 30, 2015, the Company reduced asset retirement obligations liability by $2.9 million with an offsetting reduction to property, plant, and equipment of $2.1 million, and recorded a gain from change in estimate on ARO obligation of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the asset retirement obligations were established. The amount of the remaining reduction to the asset retirement obligations were recorded as a reduction to operating expenses. See Note 12 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information.

Operating Loss

Operating loss represents revenue less the cost of revenue and direct operating expenses incurred. Operating loss is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (9.8)%, and (34.5)% for the nine months ended June 30, 2015 and 2014, respectively.

Other Income (Expense)

Interest income (expense), net
During the nine months ended June 30, 2015, we recorded $0.2 million of interest income earned on the Promissory Note from NeoPhotonics which was primarily offset by an equivalent amount of interest expense incurred on the outstanding credit facility. See Note 3 - Discontinued Operations in the notes to the condensed consolidated financial statements for additional information.

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
For the nine months ended June 30, 2015, the Company reported $1.9 million of income tax benefit from losses from continuing operations and $26.5 million of income tax expense within income from discontinued operations. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations. During the nine months ended June 30, 2015, the Company utilized $24.1 million of deferred tax assets. The Company expects to make a payment for alternative minimum taxes and the remaining income tax expense will be offset mainly through utilization of net operating loss carry forwards.

For the nine months ended June 30, 2014, the Company reported $1.4 million of income tax benefit from losses from continuing operations and $1.4 million of income tax expense within income from discontinued operations. Also see Note 11. Income and other Taxes in the notes to the condensed consolidated financial statements for more information.

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the nine months ended June 30,
	2015	2014	$ Change	% Change
Revenue	$24,558	$89,828	$(65,270)	(72.7)%
Cost of revenue	17,383	71,382	(53,999)	(75.6)%
Gross profit	7,175	18,446	(11,271)	(61.1)%
Operating expense	5,204	14,826	(9,622)	(64.9)%
Other income	779	17	762	4,482.4%
Gain on sale of discontinued operations	88,952	—	88,952	N/A
Income from discontinued operations before income tax	91,702	3,637	88,065	2,421.4%
Income tax expense	(26,460)	(1,379)	(25,081)	1,818.8%
Income from discontinued operations, net of tax	$65,242	$2,258	$62,984	2,789.4%

During the nine months ended June 30, 2015, we recognized a gain of $87.0 million and $2.0 million, on the sales of the Photovoltaics Business and Digital Products Business, respectively, which is recorded within income from discontinued operations under the caption "gain on sale of discontinued operations". During the nine months ended June 30, 2015, we recorded income from discontinued operations from the Photovoltaics Business and Digital Products Business of $61.2 million and $4.0 million, net of tax, respectively. During the nine months ended June 30, 2014, we recorded income (loss) from discontinued operations from the Photovoltaics Business and Digital Products Business of $7.9 million and $(5.6) million, respectively.

During the first quarter of fiscal 2015, in connection with the liquidation of our Netherlands and Spain subsidiaries, we recognized other income within discontinued operations of $0.7 million previously recorded in accumulated other comprehensive income.

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

Liquidity and Capital Resources

Historically, we have consumed cash from operations and incurred significant net losses. We have managed our liquidity position through the sale of assets, a series of cost reduction initiatives, borrowings from our credit facility, and capital markets transactions.

On June 15, 2015, we completed the previously announced Tender Offer and purchased 6.9 million shares of our common stock at a purchase price of $6.55 per share, for an aggregate cost of $45.0 million excluding fees and expenses. Repurchased common stock was recorded to treasury stock. We incurred costs of $0.6 million in connection with the Tender Offer, which were recorded to treasury stock.

As of June 30, 2015, cash and cash equivalents totaled $114.1 million and net working capital totaled approximately $126.4 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the nine months ended June 30, 2015, we earned net income of $61.6 million.

During the nine months ended June 30, 2015, the following changes to our liquidity occurred:

•
Sale of Photovoltaics Business: On December 10, 2014, we completed the sale of our Photovoltaics Business for$150.0 million in cash, prior to working capital adjustments of $0.1 million recorded in the quarter ended June 30, 2015. These proceeds will provide us with working capital for fiscal year 2015 and beyond.

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

On December 3, 2014, we entered into a Sixth Amendment to the credit facility, pursuant to which Wells Fargo agreed, to automatically release all encumbrances covering certain of the Company’s assets to be sold pursuant to the Photovoltaics Agreement and the Digital Products Agreement. In addition, on December 10, 2014 upon notice to Wells Fargo of the closing of the transaction contemplated by the Photovoltaics Agreement, the maximum borrowing allowed under the credit facility was reduced from $35.0 million to $15.0 million, and certain other changes to the borrowing base calculations went into effect. As of June 30, 2015, there were no amounts outstanding under the credit facility and the Company was in compliance with all financial covenants.

We believe that our existing balances of cash and cash equivalents and amounts expected to be available under our credit facility will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for the next twelve months. At the discretion of our Board, we may use our existing balances of cash and cash equivalents to provide liquidity to our shareholders through one or more special dividends or the repurchase of additional shares of our outstanding common stock, make investments in our other businesses, pursue other strategic opportunities or a combination thereof.

Cash Flow:

The Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and 2014, respectively, reflects cash flows from both the continuing and discontinued operations of the Company.

Net Cash (Used In) Provided By Operating Activities

Operating Activities (in thousands, except percentages)	For the Nine Months Ended June 30,
	2015	2014	$ Change	% Change
Net cash (used in) provided by operating activities	$(2,106)	$3,600	$(5,706)	(158.5)%

Fiscal 2015:
For the nine months ended June 30, 2015, our operating activities consumed cash of $2.1 million primarily due to the effect of adjustments for non-cash charges, including the gain on sale of the Photovoltaics Business of $87.0 million, the gain on sale of the Digital Products Business of $2.0 million, and the gain from change in estimate on ARO obligation of $0.8 million, foreign currency translation adjustment of $0.7 million as well as the changes in our current assets and liabilities (or working capital components) of $4.7 million, partially offset by deferred income taxes of $24.1 million, stock-based compensation expense of $4.1 million, warranty provision of $0.7 million, depreciation, amortization and accretion expense of $2.3 million, allowance for doubtful accounts of $0.5 million, and our net income of $61.6 million. The change in our current assets and liabilities was primarily the result of an increase in inventory of $3.0 million, other assets of $0.5 million, a decrease in accounts payable of $3.0 million, a decrease in accrued expenses and other liabilities of $5.0 million, partially offset by a decrease in accounts receivable of $6.8 million.

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

Accrued Expenses: Our largest accrued expense typically relates to compensation. Historically, fluctuations of our accrued expense accounts have primarily related to changes in the timing of actual compensation payments, adjustments to our warranty accrual, and accruals related to professional fees.

Net Cash Provided by (Used In) Investing Activities

Investing Activities (in thousands, except percentages)	For the Nine Months Ended June 30,
	2015	2014	$ Change	% Change
Net cash provided by (used in) investing activities	$166,185	$(1,423)	$167,608	11,778.5%

Fiscal 2015:
For the nine months ended June 30, 2015, our investing activities provided $166.2 million of cash primarily from proceeds from sale of the Photovoltaics Business of $149.9 million, proceeds from sale of the Digital Products Business of $17.0 million and a decrease in restricted cash of $1.5 million partially offset by capital related expenditures of $2.2 million.

Fiscal 2014:
For the nine months ended June 30, 2014, our investing activities consumed $1.4 million of cash primarily from capital related expenditures of $1.7 million, partially offset by cash proceeds of $0.3 million from the sale of an investment.

Net Cash Used In Financing Activities

Financing Activities (in thousands, except percentages)	For the Nine Months ended June 30,
	2015	2014	$ Change	% Change
Net cash used in financing activities	$(70,774)	$(105)	$70,669	67,303.8%

Fiscal 2015:
For the nine months ended June 30, 2015, our financing activities consumed cash of $70.8 million primarily due to the net payment of $26.5 million on our bank credit facility, purchase of treasury stock of $45.6 million partially offset by $1.4 million in proceeds from stock plan transactions. See Note 10 - Credit Facilities in the notes to the condensed consolidated financial statements for information related to borrowings from our bank credit facility.

Fiscal 2014:
For the nine months ended June 30, 2014, our financing activities consumed cash of $0.1 million primarily due to the net payment of $0.8 million on our bank credit facility partially offset by $0.7 million in proceeds from stock plan transactions.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2015 and over the next five fiscal years are summarized in the table below:

(in thousands)
	Total	2015	2016 to 2017	2018 to 2019	2020 and later
Purchase obligations	$11,919	$11,729	$190	$—	$—
Asset retirement obligations	2,030	265	40	45	1,680
Operating lease obligations	1,665	270	1,395	—	—
Total contractual obligations and commitments	$15,614	$12,264	$1,625	$45	$1,680

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of June 30, 2015, we had unrecognized tax benefits of $0.6 million.

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

Management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act) as of the end of the period covered by this report. Based upon this evaluation, management concluded that as of June 30, 2015, the Company's disclosure controls and procedures were not effective because of the material weaknesses described in section (c).

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

b.     Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except as discussed below.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management identified a material weakness in the Company's internal control over financial reporting as of September 30, 2014 which continues to exist as of June 30, 2015. The Company did not design and maintain an effective review control over accounting for the deferred tax valuation allowance, specifically considering all available evidence associated with significant and unusual transactions through the issuance of the financial statements.

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

Management believes that actions taken during the quarter ended June 30, 2015, along with other improvements not yet implemented, will address the material weaknesses in the Company's internal control over financial reporting described above.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to purchases of common stock made during the quarter ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Increase in Dollars for Share Repurchase Authorization (1)
April 1, 2015 through April 30, 2015	—	$—	—	$—
May 1, 2015 through May 31, 2015	—	—	—	—
June 1, 2015 through June 30, 2015	6,870,229	6.55	6,870,229	45,000,000
Total	6,870,229	$6.55	6,870,229	$45,000,000

(1)
In April 2015, EMCORE's Board of Directors authorized the Company to repurchase $45.0 million of shares of its common stock. On May 15, 2015, we announced the commencement of a modified "Dutch auction" tender offer to purchase for cash shares of our common stock (the "Tender Offer"). On June 15, 2015, we completed the Tender Offer and purchased 6.9 million shares of our common stock at a purchase price of $6.55 per share, for an aggregate cost of $45.0 million excluding fees and expenses.

(2)
The purchase price for the 6.9 million shares repurchased in the Tender Offer that commenced on May 15, 2015, was $6.55 per share. The Company incurred costs of $0.6 million in connection with the Tender Offer, which were recorded to treasury stock, resulting in an effective aggregate purchase price of approximately $6.64 per share.

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

EMCORE CORPORATION

Date:	August 5, 2015	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2015	By:	/s/ Mark Weinswig
Mark Weinswig
Chief Financial Officer (Principal Financial and Accounting Officer)