Form 10-K
period 2015-09-30
EMCORE CORP
filed 2015-12-14
CIK 808326

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   ☐ Yes ☒ No

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

The aggregate market value of our common stock held by non-affiliates as of March 31, 2015 (the last business day of our most recently completed second fiscal quarter) was approximately $156.3 million, based on the closing sale price of $5.44 per share of common stock as reported on the NASDAQ Global Market. For purposes of this disclosure, shares of common stock held by officers and directors and by each person known by us to own 5% or more of our outstanding common stock have been excluded.

As of December 7, 2015, the number of shares outstanding of our no par value common stock totaled 25,711,928.
.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Stockholders filed within 120 days of September 30, 2015 or will be included in an amendment to this Form 10-K filed within 120 days of September 30, 2015.

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

EMCORE Corporation
FORM 10-K
For The Fiscal Year Ended September 30, 2015

PART I

ITEM 1.    Business

Company Overview

EMCORE Corporation and its subsidiaries (referred to herein as the “Company”, “we”, “our”, or “EMCORE”), established in 1984 as a New Jersey corporation, designs and manufactures Indium Phosphide (InP) optical chips, components, subsystems and systems for the broadband and specialty fiber optics market. EMCORE was the pioneer in linear fiber optic transmission technology, and today, is a leader in optical components, as well as a provider of complete end-to-end solutions for high-speed communications network infrastructures, enabling systems and service providers to meet growing demand for bandwidth and connectivity. EMCORE’s advanced optical technologies are designed for cable television (CATV) and fiber-to-the-premise (FTTP) networks, telecommunications and data centers, satellite communications, aerospace and defense, wireless networks, and broadcast and professional audio/video systems. With its world-class InP semiconductor wafer fabrication facility, EMCORE has fully vertically-integrated manufacturing capability and also provides contract design, foundry and component packaging services.

We currently have one reporting segment: Fiber Optics. Until the first quarter of 2015, we operated as two segments: Fiber Optics and Photovoltaics. EMCORE's Solar Photovoltaics business, which was sold in December 2014, provided products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells and complete satellite solar panels. In addition, as further discussed below, EMCORE sold certain assets, and transferred certain liabilities, of the Company's telecommunications business, including the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business in January 2015.

Our headquarters and principal executive offices are located at 2015 W. Chestnut Avenue, Alhambra, California, 91803 and our main telephone number is (626) 293-3400. For specific information about us, our products or the markets we serve, please visit our website at http://www.emcore.com. The information contained in or linked to our website is not a part of, nor incorporated by reference into, this Annual Report on Form 10-K or a part of any other report or filing with the Securities and Exchange Commission (SEC).

We are subject to the information requirements of the Securities Exchange Act of 1934 (Exchange Act). We file periodic reports, current reports, proxy statements, and other information with the SEC. The SEC maintains a website at http://www.sec.gov that contains all of our information that has been filed or furnished electronically with the SEC. We make available free of charge on our website a link to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonable practicable, after such material is electronically filed with, or furnished to, the SEC.

Overview of Our Industry and Markets We Serve

Compound semiconductor-based products provide the foundation of components, subsystems, and systems used in a broad range of technology markets. Compound semiconductor materials are capable of providing electrical or electro-optical functions, such as emitting optical communications signals and detecting optical communications signals.

Collectively, our products serve the telecommunications, CATV, FTTP, defense and homeland security, satellite communications and broadcast and professional audio video markets.

Fiber Optics Products

Our fiber optics products enable information that is modulated on light signals to be transmitted, routed (switched) and received in communication systems and networks. EMCORE primarily offers the following product lines:

▪
Laser, Receiver and Photodetector Component Products - We believe that we are a leading provider of optical components including lasers, photodetectors, and various forms of packaged subassemblies. Our products include bare die (or chip), distributed feedback (DFB) lasers, positive-intrinsic-negative (PIN) and avalanche photodiode (APD) components for 10 Gb/s Ethernet, InfiniBand, FTTP, and telecom applications. We provide component products to the global fiber optics industry, and we also leverage the benefits of our vertically-integrated infrastructure through low-cost manufacturing and early access to newly developed internally-produced components.

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

▪
Fiber-To-The-Premises (FTTP) Products - Telecommunications companies are extending their optical infrastructure to their business enterprise and residential customers because of higher bandwidth requirements. We have developed customer qualified FTTP components and subsystem products to support plans by telecommunications companies to offer voice, video, and data services through the deployment of new fiber optics-based access networks. Our FTTP products include passive optical network (PON) transceivers, RF over glass (RFoG) optical transceivers, analog fiber optic transmitters for video overlay and high-power erbium-doped fiber amplifiers (EDFA), analog and digital lasers, photodetectors and subassembly components, analog video receivers, and multi-dwelling unit (MDU) video receivers. Our products provide our customers with higher performance analog and digital designs, and support exceptional network performance capabilities for service providers.

▪
Satellite/Microwave Communications Products - We believe that we are a leading provider of optical components and systems for use in equipment that provides high-performance optical data links for the terrestrial portion of satellite communications networks. Our products include transmitters, receivers, subsystems, and systems that transport wideband RF and microwave signals between satellite hub equipment and antenna dishes. Our products provide our customers with increased bandwidth and lower power consumption.

▪
Broadcast & A/V Video Transport Products - Our video transport product line focuses on developing targeted solutions that meet the evolving technology needs of our customers in broadcasting, government, transportation, IP television, and security and surveillance applications over private and public networks. Our video, audio, data, and RF transmission systems serve both analog and digital requirements, providing cost-effective, flexible solutions geared for infrastructure upgrades and expansion.

▪
Defense and Homeland Security Products - Leveraging our expertise in RF module design and high-speed parallel optics, we provide a suite of ruggedized products that meet the reliability and durability requirements of the U.S. government and defense markets. Our specialty defense products include fiber optic gyro components used in commercial and military applications, high-frequency RF fiber optic link components for towed decoy systems, optical delay lines for radar systems, erbium-doped fiber amplifiers, pulse lasers for light detection and ranging spectroscopy systems and other products. Our products provide our customers with high frequency and dynamic range, compact form-factor, and extreme temperature, shock and vibration tolerance.

Customers include: Arris Technology Inc., BAE Systems, BUPT-GuoAn Broadband, Cisco Systems Inc. and Pace Plc. Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from four of our significant customers represented 61% of our consolidated revenue for the fiscal year ended September 30, 2015. Revenue from three of our significant customers represented 41% and 40% of our consolidated revenue for the fiscal years ended September 30, 2014 and 2013, respectively. See Note 16 - Geographical Information in the notes to our consolidated financial statements for additional information about our significant customers.

Geographical Information

See Note 16 - Geographical Information in the notes to our consolidated financial statements for disclosures related to geographic revenue and long-lived assets.

Strategic Plan

Strategy Committee of the Board of Directors

In addition to organic growth and development of our existing Fiber Optics business, we intend to pursue other strategies to enhance shareholder value. The Strategy and Alternatives Committee of the Company's Board of Directors (the "Strategy Committee"), which was established in December 2013, is charged with evaluating strategic opportunities for the Company that may enhance shareholder value. The Strategy Committee may from time to time consider strategic opportunities to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions, the repurchase of shares of our outstanding common stock or payment of dividends to our shareholders, and may engage financial and other advisors to assist it in doing so. Accordingly, the Strategy Committee of the Board of Directors and our management may from time to time be engaged in evaluating potential strategic opportunities and may enter into definitive agreements with respect to such transactions or other strategic alternatives. However, there is no assurance that the Strategy Committee will identify further strategic opportunities that the Company will determine to pursue, or that the consideration of any such opportunity would result in the completion of a strategic transaction.

Sale of Photovoltaics and Digital Products Businesses

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with SolAero Acquisition Corporation ("SolAero"), a Delaware corporation and an affiliate of private equity firm Veritas Capital, pursuant to which SolAero agreed to acquire substantially all of the assets, and assume substantially all of the liabilities, primarily related to or used in connection with the Company’s photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the "Photovoltaics Business" and, the sale of the Photovoltaics Business, the "Photovoltaics Asset Sale") for $150.0 million in cash, prior to a $0.1 million working capital adjustment pursuant to the Photovoltaics Agreement finalized and paid by EMCORE during the fiscal year ended September 30, 2015. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

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
On January 2, 2015, EMCORE and NeoPhotonics entered into Amendment No. 1 (the "APA Amendment") to the Digital Products Agreement. Among other things, the APA Amendment revised the nature and timing of the financial deliverable requirements of the Company to NeoPhotonics under the original Digital Products Agreement. The assets sold pursuant to the Digital Products Agreement included certain fixed assets, inventory, accounts receivable and intellectual property for the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business. On January 2, 2015, EMCORE completed the sale of the Digital Products Business. On April 16, 2015, EMCORE and NeoPhotonics entered into an agreement to adjust the purchase price for the Digital Products Business, resulting in an adjusted balance of the Promissory Note of $15.5 million. On April 17, 2015, NeoPhotonics paid in full the balance outstanding of the Promissory Note of $15.5 million, plus accrued interest of $0.2 million.

We used a portion of the proceeds from the Photovoltaics Asset Sale and the Digital Products Assets Sale (collectively, the "Asset Sales") to pay for transaction costs associated with the Asset Sales, make payments required pursuant to existing retention award agreements, repay certain indebtedness, and for general working capital purposes. In June 2015, we also used a portion of the proceeds from the Asset Sales to repurchase 6.9 million shares of our common stock for an aggregate cost of $45.0 million (excluding fees and expenses) pursuant to a modified "Dutch auction" tender offer we commenced in May 2015. At the discretion of our Board of Directors, we may use a portion of our existing balances of cash and cash equivalents to provide liquidity to our shareholders through one or more special dividends or the repurchase of additional shares of our common stock, make investments in other businesses and pursue other strategic opportunities or a combination thereof.

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

We are subject to rules promulgated by the SEC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding the use of "conflict minerals". These rules have imposed and will continue to impose additional costs and may introduce new risks related to our ability to verify the origin of any "conflict minerals" used in our products.

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

Our various manufacturing processes involve extensive quality assurance systems and performance testing. Our facilities have acquired and maintain certification status for their quality management systems. Our manufacturing facilities located in Alhambra, California; Ivyland, Pennsylvania; and Langfang, China are registered to ISO 9001 standards.

Sales and Marketing

We sell our products worldwide through our direct sales force, application engineers, third party sales representatives and distributors. Our sales force communicates with our customers' engineering, manufacturing, and purchasing personnel to provide optimized customer solutions through product design, qualifications, performance, and price. Our strategy is to use our direct sales force to sell to original equipment manufacturers and key accounts and to expand our use of distribution partners for increased coverage in both international markets and certain domestic segments.

Throughout our sales cycle, we work closely with our customers to qualify our products into their product lines and platforms. As a result, we develop strategic and long-lasting customer relationships with products and services that are tailored to our customers' requirements. We focus our marketing communication efforts on increasing brand awareness, communicating our technologies' advantages, and generating leads for our sales force. We use a variety of marketing methods, including our website, participation at trade shows, and selective advertising to achieve these goals.

Externally, our marketing group works with customers to define requirements, characterize market trends, define new product development activities, identify cost reduction initiatives, and manage new product introductions. Internally, our marketing group communicates and manages customer requirements with the goal of ensuring that our product development activities are aligned with our customers' needs. These product development activities allow our marketing group to manage new product introductions and new product and market trends. See Note 16 - Geographical Information in the notes to the consolidated financial statements for disclosures related to geographic revenue, and significant customers.

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

We believe that in order to remain competitive, we must invest significant financial resources in developing new product features and enhancements and in maintaining customer satisfaction worldwide. Research and development expense was $9.1 million, $9.3 million and $10.5 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. As a percentage of revenue, research and development expenses were 11.2%, 16.8% and 17.2% for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. Our research and development expense consists primarily of compensation expense including non-cash stock-based compensation expense, as well as engineering and prototype costs, depreciation expense, and other overhead expenses, as they related to the design, development, and testing of our products. These costs are expensed as incurred.

Intellectual Property and Licensing

We protect our proprietary technology by applying for patents, where appropriate, and in other cases by preserving the technology, related know-how, and information as trade secrets. The success and competitive advantage enjoyed by our product lines depends heavily on our ability to obtain intellectual property protection for our proprietary technologies. We also acquire, through license grants or assignments, rights to patents on inventions originally developed by others. As of September 30, 2015, we held approximately 80 U.S. patents and approximately 40 foreign patents and had over 30 additional patent applications pending. The issued patents cover various products in the major markets we serve. Our U.S. patents will expire on varying dates between 2016 and 2031. These patents and patent applications claim protection for various aspects of current or planned commercial versions of our materials, components, subsystems, and systems.

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

Competition

The markets for our products are extremely competitive and are characterized by rapid technological change, frequent introduction of new products, short product life cycles, and significant price erosion. We face actual and potential competition from numerous domestic and international companies. Many of these companies have significant engineering, manufacturing, marketing, and financial resources.

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

Employees

As of September 30, 2015, we had approximately 543 employees, including approximately 297 international employees that are located primarily in China. This represents a decrease of approximately 226 employees when compared to September 30, 2014, primarily as a result of the sales of the Photovoltaics Business and the Digital Products Business. None of our employees are covered by a collective bargaining agreement. We have never experienced any labor-related work stoppage and believe that our employee relations are good.

Competition is intense in the recruiting of personnel in the semiconductor industry. Our ability to attract and retain qualified personnel is essential to our continued success. We are focused on retaining key contributors, developing our staff, and cultivating their commitment to our Company.

ITEM 1A.    Risk Factors

We are a much smaller company than in the recent past and dependent on fewer products for our success.

We are a much smaller company than in the recent past with a narrower, less diversified and more focused portfolio of products. Our smaller size could cause our cash flow and growth prospects to be more volatile and make us more vulnerable to focused competition. As a smaller company, we will be subject to greater revenue fluctuations if our older product lines sales were to decline faster than we anticipate. In addition, we may not be able to appropriately restructure our supporting functions to fit the needs of a smaller company.

We have a history of incurring losses from continuing operations and our future profitability is not assured.

For the fiscal years ended September 30, 2015, and 2013, loss from continuing operations was $2.3 million, $5.6 million and we had income from continuing operations of $4.1 million for the fiscal year ended September 30, 2014. Our operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will be profitable or that we will not experience substantial losses in the future. If we are not able to increase revenue and reduce our costs, we may not be able to achieve profitability in future periods and our cash flow and financial condition may be adversely affected.

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

Our quarterly and annual operating results have fluctuated substantially in the past and are likely to fluctuate significantly in the future due to a variety of factors, some of which are outside of our control. Factors that could cause our quarterly or annual operating results to fluctuate include:

•	a downturn in the markets for our customers' products;

•	discontinuation by our vendors, or unavailability of, components or services used in our products;

•	disruptions or delays in our manufacturing processes or in our supply of raw materials or product components;

•	a failure to anticipate changing customer product requirements;

•	market acceptance of our products;

•	cancellations or postponements of previously placed orders;

•	increased financing costs or any inability to obtain necessary financing;

•	the impact on our business of current or future cost reduction measures;

•	a loss of key personnel or the shortage of available skilled workers;

•	economic conditions in various geographic areas where we or our customers do business;

•	the impact of political uncertainties, such as government sequestration and uncertainties surrounding the federal budget, customer spending and demand for our products;

•	significant warranty claims, including those not covered by our suppliers;

•	other conditions affecting the timing of customer orders;

•	reductions in prices for our products or increases in the costs of our raw materials;

•	effects of competitive pricing pressures, including decreases in average selling prices of our products;

•	fluctuations in manufacturing yields;

•	obsolescence of products;

•	research and development expenses incurred associated with new product introductions;

•	natural disasters, such as hurricanes, earthquakes, fires, and floods;

•	the emergence of new industry standards;

•	the loss or gain of significant customers;

•	the introduction of new products and manufacturing processes;

•	changes in technology;

•	intellectual property disputes;

•	customs, import/export, and other regulations of the countries in which we do business;

•	the occurrence of M&A activities;

•	and acts of terrorism or violence and international conflicts or crises.

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

On September 17, 2014, our Board of Directors adopted a Tax Benefits Preservation Plan (the “Rights Plan”) to help preserve the value of our Tax Benefits by reducing the risk of limitation of our Tax Benefits. The Rights Plan was approved by our shareholders on March 10, 2015. The Rights Plan is intended to reduce the likelihood that we will experience an ownership change by discouraging any person or group from becoming a “5% shareholder” or increasing their ownership of our common stock if they are already a “5% shareholder.” Although the Rights Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the Rights Plan will prevent all transfers of our common stock that could result in such an “ownership change.

Our business and results of operations may continue to be negatively impacted by general economic, financial market conditions and market conditions in the industries in which we operate, and such conditions may increase the other risks that affect our business.

In recent years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, and rating downgrades of investments. These conditions materially and adversely affected the market conditions in the industries in which we operate and caused many of our customers to reduce their spending plans, leading them to draw down their existing inventory and reduce orders for our products, which, in turn, had a material adverse impact on our revenues. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide or within our industry. It is possible that economic conditions could result in further setbacks, and that these customers, or others, could as a result significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. If any of these events occur, our business, financial condition, cash flows and results of operations may be adversely affected.

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

We may decide that it is in our best interests to enter into acquisitions, joint ventures or similar transactions that are dilutive to earnings per share or that adversely impact margins as a whole. In addition, acquisitions or joint ventures could require investment of significant financial resources and require us to obtain additional equity financing, which may dilute our shareholders' equity, or require us to incur indebtedness.

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
We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principals generally accepted in the United States of America ("U.S. GAAP"). If we cannot provide reliable and timely financial reports, our brand, operating results, and the market value of our equity securities could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.

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

We have substantial long-lived assets recorded on our balance sheet. We will continue to evaluate the recoverability of the carrying amount of our property, plant and equipment on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods, or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. In any period where our stock price, as determined by our market capitalization, is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period.

Our ability to achieve operational and material cost reductions and to realize production efficiencies for our operations is critical to our ability to achieve long-term profitability.

We have implemented a number of operational and material cost reductions and productivity improvement initiatives, which are intended to reduce our expense structure at both the cost of revenue and the operating expense levels. Cost reduction initiatives often involve the re-design of our products, which requires our customers to accept and qualify the new designs, potentially creating a competitive disadvantage for our products. These initiatives can be time-consuming, disruptive to our operations, and costly in the short-term. Successfully implementing these and other cost-reduction initiatives throughout our operations is critical to our future competitiveness and ability to achieve long-term profitability. However, there can be no assurance that these initiatives will be successful in creating profit margins sufficient to sustain our current operating structure and business.

The market price for our common stock has experienced significant price and volume volatility and is likely to continue to experience significant volatility in the future. This volatility may impair our ability to finance strategic transactions with our stock and otherwise harm our business.

Our stock price has experienced significant price and volume volatility for the past several years, and our stock price is likely to experience significant volatility in the future. The trading price of our common stock may be influenced by factors beyond our control, such as the recent unprecedented volatility of the financial markets and the current uncertainty surrounding domestic and foreign economies. The historical market prices of our common stock may not be indicative of future market prices and we may be unable to sustain or increase the value of our common stock. We have historically used equity incentive compensation as part of our overall compensation arrangements. The effectiveness of equity incentive compensation in retaining key employees may be adversely impacted by volatility in our stock price. Significant declines in our stock price may also interfere with our ability, if needed, to raise additional funds through equity financing or to finance strategic transactions with our stock. In addition, there may be increased risk of securities litigation following periods of fluctuations in our stock price. Securities class action lawsuits are often brought against companies after periods of volatility in the market price of their securities. These and other consequences of volatility in our stock price which could be exacerbated by macroeconomic conditions that affect the market generally, or our industry in particular, could have the effect of diverting management's attention and could materially harm our business.

We are substantially dependent on a small number of customers and the loss of any one of these customers could adversely affect our business, financial condition, results of operations, and cash flows.

A small number of customers account for a significant portion of our revenue and our dependence on orders from a relatively small number of customers makes our relationship with each customer critically important to our business. If there is consolidation among our customer base, our customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. If we are required to reduce our pricing, our revenue and gross margins would be adversely impacted. Consolidation among our customer base may also lead to reduced demand for our products, replacement of our products by the combined entity with those of our competitors and cancellations of orders, each of which could adversely affect our business, financial condition, results of operations, and cash flows.

For example, in April 2015, Arris Group Inc. (“Arris”) announced plans to purchase Pace Plc (“Pace”). Pace and Arris are two of our largest customers. If the merger between Pace and Arris is completed, the combined entity would have accounted for approximately 32% of our consolidated revenue in fiscal year 2015. If we fail to achieve historical levels of sales of our products to the new entity, the loss or reduction in sales could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Furthermore, to the extent that unexpected delays or transition issues occur in connection with this transaction, we could experience an adverse effect on our business.

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

We currently obtain some materials, components, and services used in our products from limited or sole sources. We generally do not carry significant inventories of any raw materials. Because we often do not account for a significant part of our suppliers' businesses, we may not have access to sufficient capacity from these suppliers in periods of high demand. In addition, since we generally do not have guaranteed supply arrangements with our suppliers, we risk serious disruption to our operations if an important supplier terminates product lines, changes business focus, or goes out of business. Because some of these suppliers are located overseas, we may be faced with higher costs of purchasing these materials if the U.S. dollar weakens against other currencies. If we were to change any of our limited or sole source suppliers, we would be required to re-qualify each new supplier. Re-qualification could prevent or delay product shipments that could adversely affect our results of operations and cash flows. In addition, our reliance on these suppliers may adversely affect our production if the components vary in quality or quantity. If we are unable to obtain timely deliveries of sufficient components of acceptable quality or if the prices of components for which we do not have alternative sources increase, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

If our contract manufacturers fail to deliver qualified quality products at reasonable prices and on a timely basis, our business, financial condition, results of operations, and cash flows could be adversely affected.

We use contract manufacturers located outside of the U.S. as a less-expensive alternative to our performing manufacturing of certain products. Contract manufacturers in Asia currently manufacture a significant portion of our high-volume fiber optics products. We supply inventory to our contract manufacturers, and we bear the risk of loss, theft, or damage to our inventory while it is held in their facilities.

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

We may need to increase our research and development and/or capital expenditures and expenses above our historical run-rate model in order to attempt to improve our existing technology and develop new technology. Increasing our investments in research and development of technology could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results. If we are unable to obtain financing or implement cost reduction measures necessary to fund these types of expenditures, we may be unable to improve our technology or develop new technologies, which could have a material adverse effect on our business, financial condition and results of operations.

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

We manufacture many of our wafers and products in our own production facilities. Difficulties in the production process, such as contamination, raw material quality issues, human error, or equipment failure, could cause a substantial percentage of wafers and devices to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. Lower-than-expected production yields may delay shipments or result in unexpected levels of warranty claims, either of which could adversely affect our results of operations and cash flows. We have experienced difficulties in achieving planned yields in the past, particularly in pre-production and upon initial commencement of full production volumes, which have adversely affected our gross margins. Because the majority of our manufacturing costs are fixed, achieving planned production yields is critical to our results of operations and cash flows. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines could significantly reduce our manufacturing yields, resulting in low or negative margins on those products.

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

For the fiscal years ended September 30, 2015, 2014 and 2013, sales to customers located outside the U.S. accounted for approximately 32%, 33% and 26%, respectively, of our annual consolidated revenue, with revenue assigned to geographic regions based on our customers' billing address. Sales to customers in Asia represent the majority of our international sales. We believe that international sales will continue to account for a significant percentage of our revenue as we seek international expansion opportunities. Because of this, the following international commercial risks may adversely affect our revenue:

-
political and economic instability or changes in U.S. government policy with respect to these foreign countries may inhibit export of our products and limit potential customers' access to U.S. dollars in a country or region in which those potential customers are located;

-	we may experience difficulties in enforcing our legal contracts or the collecting of foreign accounts receivable in a timely manner and we may be forced to write off these receivables;

-	tariffs and other barriers may make our products less cost competitive;

-	the laws of certain foreign countries may not adequately protect our trade secrets and intellectual property or may be burdensome to comply with;

-	potentially adverse tax consequences to our customers may damage our cost competitiveness;

-	customs, import/export, and other regulations of the countries in which we do business may adversely affect our business;

-	currency fluctuations may make our products less cost competitive, affecting overseas demand for our products or otherwise adversely affecting our business; and

-	language and other cultural barriers may require us to expend additional resources competing in foreign markets or hinder our ability to effectively compete.

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

Our success and competitive position depends on protecting our trade secrets and other intellectual property. Our strategy is to rely on trade secrets and patents to protect our manufacturing and sales processes and products. Effective trade secret and patent protection may be unavailable or limited in certain foreign jurisdictions. In addition, in certain circumstances, our intellectual property rights associated with government contracts may be limited. Also, reliance on trade secrets is only an effective business practice if trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed. We take measures to protect our trade secrets, including executing non-disclosure agreements with our employees, consultants, customers, suppliers, and joint venture partners. If parties breach these agreements, the measures we take are not properly implemented, or if a competitor is able to reproduce or otherwise capitalize on our technology despite the safeguards we have in place, it may be difficult, expensive, or impossible for us to obtain necessary legal protection. Disclosure of our trade secrets or reverse engineering of our proprietary products, processes, or devices could adversely affect our business, financial condition, results of operations, and cash flows.

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

We have never declared or paid any dividends on our common stock. In addition, our credit and security agreement, as amended, with Wells Fargo Bank, National Association, currently restricts distributions to our shareholders (other than distributions payable solely in our stock). As part of its strategic review, the Strategy and Alternatives Committee of our board of directors may consider, among other things, the use of a portion of our existing balances of cash and cash equivalents to provide liquidity to shareholders through one or more special dividends. Our board of directors is not currently able to predict the timing, amount or nature of, or the record dates for distributions, if any, to be made to our shareholders. In the event that we are unable to make a distribution to our shareholders or our board of directors determines not to make such a distribution, the success of an investment in our common stock will depend entirely upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Our restructuring and cost reduction activities could result in management distraction, operational disruptions and other adverse effects on our business.

We are currently implementing, and may in the future implement, certain restructuring and cost reduction activities with respect to our broadband fiber optics business. The restructuring efforts could divert the attention of our management away from our operations, harm our reputation, reduce our revenue and/or increase our expenses. There can be no assurance that the restructuring activities will be successful, including allowing the business to achieve net income within the current fiscal year or any later date.

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

ITEM 1B.    Unresolved Staff Comments

Not Applicable.

ITEM 2.    Properties

The following chart contains certain information regarding each of our principal facilities.

Location	Function	Approximate Square Footage	Term (in calendar year)

Alhambra, California	Corporate Headquarters Manufacturing and research and development facilities	75,000	Several leases which expired in 2011; another lease which expires in 2017 (1) and (2)

Newark, California	Manufacturing and research and development facilities	30,000	Lease expires in 2016 (3)

Langfang, China	Manufacturing facility	52,000	Multiple leases, which expire in 2017 (1)

Ivyland, Pennsylvania	Manufacturing and research and development facility	9,000	Lease expires in 2016 (1)

Footnotes

(1)	Leases have the option to be renewed by us, subject to inflation and other adjustments.

(2)	Certain facility leases in Alhambra, California which have expired are being maintained on a month-to-month basis.

(3)	Newark, California lease expires in May 2016.

ITEM 3.    Legal Proceedings

See Note 14- Commitments and Contingencies in the notes to our consolidated financial statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

ITEM 4.    Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

Our common stock is traded on the NASDAQ Global Market and is quoted under the symbol "EMKR". The reported closing sale price of our common stock on December 7, 2015 was $7.90 per share. As of December 7, 2015, we had approximately 99 shareholders of record. Many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, and we are unable to estimate the number of these shareholders.

Price Range of Common Stock

The price ranges presented below represents the highest and lowest sales prices for our common stock on the NASDAQ Global Market during each quarter over the two most recent fiscal years.

High and Low Sales Price Ranges of EMCORE Corporation's Common Stock	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2015	$5.00 - $5.80	$5.10 - $5.60	$5.37 - $6.59	$5.71 - $7.49

Fiscal 2014	$4.33 - $5.62	$4.61 - $5.42	$3.50 - $5.30	$3.86 - $6.03

Dividend Policy

We have never declared or paid dividends on our common stock since our formation. Under the terms of our credit facility with Wells Fargo Bank, National Association, we are restricted from paying dividends if any amounts are outstanding under our credit facility. As part of its strategic review, the Strategy and Alternatives Committee of our board of directors may from time to time consider, among other things, the use of a portion of our existing balances of cash and cash equivalents to provide liquidity to our shareholders through one or more special dividends. The payment of dividends, if any, in the future is at the discretion of the Board of Directors.

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Performance Graph

The following table and graph compares the yearly percentage change in the cumulative total shareholders' return on our common stock for the five-year period from September 30, 2010 through September 30, 2015 with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Telecommunications Stock Index. The comparison assumes $100 was invested at the market close on September 30, 2010 in our common stock, the NASDAQ Composite Index and the NASDAQ Telecommunications Stock Index and that any dividends were reinvested. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

The following stock performance graph does not constitute soliciting material, and should not be deemed filed or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this stock performance graph by reference therein.

Data Table	As of September 30,
	2010	2011	2012	2013	2014	2015
EMCORE Corporation	$100.00	$123.60	$176.34	$139.83	$177.59	$212.23
NASDAQ Composite	$100.00	$103.65	$136.22	$168.91	$202.57	$208.69
NASDAQ Telecommunications	$100.00	$84.78	$98.23	$125.19	$134.45	$128.23

ITEM 6.    Selected Financial Data

In the tables below, we have provided you with consolidated financial data. We derived the statement of operations data for the fiscal years ended September 30, 2015, 2014, and 2013 and the balance sheet data as of September 30, 2015 and 2014 from our audited consolidated financial statements included in Financial Statements and Supplementary Data under Item 8 within this Annual Report, after giving effect to the discontinued operations of the Photovoltaics and Digital Products Businesses.

We derived the statement of operations data for the years ended September 30, 2012 and 2011 and the selected balance sheet data as of September 30, 2013, 2012, and 2011 from audited consolidated financial statements that are not included in this Annual Report after giving effect to the discontinued operations of the Photovoltaics and Digital Products Businesses. You should read this financial data together with our Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Financial Statements and Supplementary Data under Item 8 within this Annual Report. Our historic results are not necessarily indicative of the results that may be expected in the future.

Selected Financial Data

Statements of Operations Data (in thousands, except loss per share)	For the Fiscal Years Ended September 30,
	2015	2014	2013	2012	2011
Revenue	$81,685	$55,514	$60,971	$61,592	$75,783
Gross profit	28,691	12,114	12,266	7,924	23,716
Operating loss	(4,522)	(20,331)	(8,945)	(20,437)	(5,568)
(Loss) income from continuing operations	(2,272)	4,082	(5,554)	(21,202)	(6,153)
Income (loss) from discontinued operations	65,372	770	10,542	(17,969)	(28,066)
Net income (loss)	63,100	4,852	4,988	(39,171)	(34,219)
Net income (loss) per basic and diluted share
Continuing operations	$(0.08)	$0.13	$(0.21)	$(0.90)	$(0.28)
Discontinued operations	2.18	0.03	0.40	(0.76)	(1.26)
Net income (loss) per basic and diluted share	$2.10	$0.16	$0.19	$(1.66)	$(1.54)

Balance Sheet Data (in thousands)	As of September 30,
	2015	2014	2013	2012	2011
Cash, cash equivalents and restricted cash	$112,260	$22,169	$16,919	$9,129	$16,142
Working capital	127,994	30,914	37,196	3,971	24,293
Total assets	160,907	191,342	173,714	169,866	170,298
Long-term liabilities	1,774	6,018	9,434	9,408	4,804
Shareholders' equity	135,442	112,347	101,179	69,023	98,436

Working capital, calculated as current assets minus current liabilities, is a financial metric we use that represents available operating liquidity.

Significant Transactions
Significant transactions that affect the comparability of our operating results and financial condition include:
Fiscal 2015
Continuing Operations:

•
Common Stock Repurchase: In April 2015, EMCORE's Board of Directors authorized the Company to repurchase $45.0 million of shares of its common stock. On May 15, 2015, we announced the commencement of a modified "Dutch auction" tender offer to purchase for cash shares of our common stock (the "Tender Offer"). On June 15, 2015, we completed the Tender Offer and purchased 6.9 million shares of our common stock at a purchase price of $6.55 per share, for an aggregate cost of $45.0 million excluding fees and expenses. Repurchased common stock was recorded to treasury stock. The Company incurred costs of $0.7 million in connection with the Tender Offer, which were recorded to treasury stock.

•
Asset Retirement Obligations: As a result of the revision in the estimated amount and timing of cash flows for asset retirement obligations during the fiscal year ended September 30, 2015, the Company reduced asset retirement obligations liability by $2.9 million with an offsetting reduction to property, plant, and equipment, net of $2.1 million, and recorded a gain from change in estimate on ARO obligation of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the asset retirement obligations were established. The amount of the remaining reduction to the asset retirement obligations was recorded as a reduction to operating expenses. See Note 14 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information.

Discontinued Operations:

•
Photovoltaic and Digital Products Asset Sales: On December 10, 2014, we sold our Photovoltaics Business to SolAero for $150.0 million in cash. On January 2, 2015, we sold our Digital Products Business to NeoPhotonics for $17.0 million in cash and notes receivable that were paid in April 2015. These Asset Sales are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations for the businesses sold as discontinued operations. We have also reclassified the assets and liabilities that were sold within the descriptions "assets of discontinued operations" and "liabilities of discontinued operations" on the consolidated balance sheet as of September 30, 2014. No assets or liabilities that were sold from either the Photovoltaic Business or Digital Products Business remain on the consolidated balance sheet as of September 30, 2015. See Note 4 - Discontinued Operations in the notes to the consolidated financial statements for additional information.

Fiscal 2014
Continuing Operations:

•
We recorded a net deferred tax valuation allowance release of $24.1 million as an income tax benefit during fiscal year 2014. All of the $24.1 million in deferred tax assets were used in fiscal year 2015 when income tax expense was recorded as a result of the sale of the Photovoltaics Business, thus no cash was received for the deferred tax assets.

Fiscal 2013
Continuing Operations:

•
Stock Sales: During August 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we could, from time to time, sell up to an aggregate of $50 million of our common or preferred stock, warrants or debt securities. On August 23, 2012, the registration statement was declared effective by the SEC, which allowed us to access the capital markets for the three year period following this effective date as long as we continued to meet the eligibility requirements for the use of Form S-3. On October 3, 2012 we sold 1,832,410 shares of common stock for net proceeds of $9.5 million. In addition, on September 18, 2013, we sold 2,875,000 shares of common stock for net proceeds of $11.7 million. See Note 15 - Equity for additional disclosures.

•
Impact from Thailand Flood: During the fiscal year ended September 30, 2013, we recorded flood-related insurance proceeds of $7.8 million in the form of forgiveness of $0.2 million of outstanding capital lease obligations, $1.0 million of outstanding payables and $6.6 million in the form of a receivable, which was paid in cash. No additional flood-related insurance proceeds associated with this event are anticipated. See Note 11 - Impact from Thailand Flood for additional disclosures.

Discontinued Operations:

•
Impact from Thailand Flood: During the fiscal year ended September 30, 2013, we recorded flood-related insurance proceeds of $11.2 million in the form of forgiveness of $5.4 million of outstanding capital lease obligations, $4.2 million of outstanding payables and $1.6 million in the form of a receivable, which was paid in cash. In addition, we capitalized $1.2 million of new manufacturing lines and recorded a corresponding amount to capital lease obligation.

•
Joint Venture: In March 2013, we sold certain solar assets and our ownership interest in Emcore Solar New Mexico to Suncore Photovoltaic Technology Co., Ltd. ("Suncore") for $1.5 million. In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'an Optoelectronics Co., Ltd. ("San'an") for a purchase price of $4.8 million. The carrying value of our registered ownership interest in Suncore was $0 as of June 30, 2013. Upon completion of the share transfer, the Company recognized $3.3 million of deferred revenue from Suncore as well as the resulting gain of $4.8 million on our registered ownership interest which was recorded within discontinued operations.

Fiscal 2012
Continuing Operations:

•
Impact from Thailand Flood: In October 2011, we announced that flood waters had severely impacted the inventory and production operations of our primary contract manufacturer in Thailand. The impacted areas included certain product lines for the Digital Products Business and CATV business.

During the fiscal year ended September 30, 2012, we recorded flood-related losses associated with damaged inventory and equipment of approximately $3.2 million. We capitalized the cost of our new manufacturing lines of approximately $0.2 million and recorded an equipment capital lease obligation of $0.2 million, net of equipment deposits. In addition, we recorded $1.0 million to cost of revenue for losses related to damaged inventory on order related to manufacturing product lines that were destroyed and received insurance related proceeds payment of $4.2 million. See Note 11 - Impact from Thailand Flood for additional disclosures.

Discontinued Operations:

•
Impact from Thailand Flood: During the fiscal year ended September 30, 2012, we recorded flood-related losses associated with damaged inventory and equipment of approximately $2.3 million. We capitalized the cost of our new manufacturing lines of approximately $5.0 million and recorded an equipment capital lease obligation of $4.2 million, net of equipment deposits. In addition, we recorded $0.6 million to cost of revenue for losses related to damaged inventory on order related to manufacturing product lines that were destroyed and received insurance related proceeds payment of $4.8 million.

•
Sale of Fiber Optics-related Assets: On May 7, 2012, we completed the sale of certain assets associated with our Fiber Optics business to a subsidiary of Sumitomo Electric Industries, LTD and recorded a gain of approximately $2.8 million. We initially deferred approximately $4.9 million of the gain on sale until the indemnification obligation and purchase price adjustment contingencies are resolved. See Note 1 - Description of Business in the notes to the consolidated financial statements for additional disclosures related to this asset sale.

•
Impairment Charge: As of June 30, 2012, we performed an evaluation of an asset group within our Photovoltaics Business for impairment of long-lived assets. The impairment test was triggered by a determination that it was more likely than not those assets would be sold or otherwise disposed of before the end of their previously estimated useful lives. As a result of the evaluation, we determined that impairment existed and a charge of $1.4 million was recorded to write down the long-lived assets to an estimated fair value within discontinued operations. Of the total impairment charge, $1.1 million related to equipment and $0.3 million related to intangible assets.

•
Joint Venture: During the fiscal year ended September 30, 2012, Suncore increased its registered capital by recording a deemed capital distribution of $37.0 million which was distributed and reinvested in proportion to each entity's registered capital, of which San'an was allocated $22.2 million and EMCORE was allocated $14.8 million. During this same period, Suncore also recorded a cash dividend of approximately $4.1 million in proportion to each entity's registered capital of which San'an received $2.5 million and EMCORE received $1.6 million. We recorded the cash dividend as a reduction of our investment in Suncore. We incurred foreign income tax of approximately $1.6 million associated with these capital distributions. EMCORE's cash dividend was equal to the foreign income tax expense incurred on these capital distributions. During fiscal 2012, we held a 40% registered ownership in Suncore and we recorded a $1.2 million loss from this equity method investment within discontinued operations. As of September 30, 2012, our investment balance in was Suncore was zero and we stopped recording our proportionate share of Suncore's loss since we had no obligation or intent to fund the deficit balance.

•
Litigation Settlement: In May 2012, we reached a confidential settlement regarding certain outstanding litigation in exchange for a release of related claims. The settlement resulted in a charge of $1.0 million in our statement of operations and comprehensive loss.

Fiscal 2011
Continuing Operations:

•
Asset Retirement Obligations: We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. During the three months ended September 30, 2011, we completed a review of our asset retirement and environmental obligations and we recorded an asset retirement obligation with an offset to fixed assets totaling $3.8 million. See Note 14 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our asset retirement obligations.

•
Litigation Settlements: During the three months ended March 31, 2011, we received a cash payment of approximately $2.6 million, net of legal fees, in satisfaction of a judgment for damages awarded. See Note 14 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our litigation proceedings.

Discontinued Operations:

•
Joint Venture: We entered into a joint venture agreement in fiscal 2010 with San'an for the purpose of engaging in the development, manufacturing, and distribution of CPV receivers, modules, and systems for terrestrial solar power applications under a technology license from us. The joint venture, Suncore was established in January 2011. To date, we have contributed $12.0 million in cash to Suncore as a capital contribution and have received $8.5 million of consulting fees from an affiliate of San'an. We accounted for our 40% registered ownership investment in Suncore using the equity method of accounting and we have recorded the consulting fees as a reduction to our investment in Suncore. Included in discontinued operations during fiscal 2011 was a $1.8 million loss from this equity method investment.

•
Litigation expense: During the three months ended June 30, 2011, we accrued $1.5 million for litigation expense considered probable. See Note 14 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our litigation proceedings.

•
Impairment Charge: Included in discontinued operations during the three months ended September 30, 2011, was a non-cash impairment charge of approximately $8.0 million related to long-lived assets associated with our Digital Products Business.

•
Asset Retirement Obligations: We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. During the three months ended September 30, 2011, we completed a review of our asset retirement and environmental obligations and we recorded an asset retirement obligation with an offset to fixed assets totaling $1.0 million. See Note 14 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our asset retirement obligations.

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

Business Overview

EMCORE Corporation and its subsidiaries (referred to herein as the “Company”, “we”, “our”, or “EMCORE”) designs and manufactures Indium Phosphide (InP) optical chips, components, subsystems and systems for the broadband and specialty fiber optics market. EMCORE was the pioneer in linear fiber optic transmission technology, and today is a leader in optical components, as well as a provider of complete end-to-end solutions for high-speed communications network infrastructures, enabling systems and service providers to meet growing demand for bandwidth and connectivity. EMCORE’s advanced optical technologies are designed for cable television (CATV) and fiber-to-the-premise (FTTP) networks, telecommunications and data centers, satellite communications, aerospace and defense, wireless networks, and broadcast and professional audio/video systems. With its world-class InP semiconductor wafer fabrication facility, EMCORE has fully vertically-integrated manufacturing capability and also provides contract design, foundry and component packaging services.

Recent Developments

Sale of Photovoltaics and Digital Products Businesses

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with SolAero Technologies Corporation ("SolAero") (formerly known as Photon Acquisition Corporation) pursuant to which SolAero agreed to acquire substantially all of the assets, and assume substantially all of the liabilities, primarily related to or used in connection with the Company's photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the "Photovoltaics Business" and, the sale of the Photovoltaics Business, the "Photovoltaics Asset Sale") for $150.0 million in cash, prior to a $0.1 million working capital adjustment pursuant to the Photovoltaics Agreement finalized and paid by EMCORE during the fiscal year ended September 30, 2015. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

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

On January 2, 2015, EMCORE and NeoPhotonics entered into Amendment No. 1 (the "APA Amendment") to the Digital Products Agreement. Among other things, the APA Amendment revised the nature and timing of the financial deliverable requirements of the Company to NeoPhotonics under the original Digital Products Agreement. The assets sold pursuant to the Digital Products Agreement included certain fixed assets, inventory, accounts receivable and intellectual property for the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business. On January 2, 2015, EMCORE completed the sale of the Digital Products Business. On April 16, 2015, EMCORE and NeoPhotonics entered into an agreement to adjust the purchase price resulting in an adjusted balance of the Promissory Note of $15.5 million. On April 17, 2015, NeoPhotonics paid in full the outstanding balance of the Promissory Note of $15.5 million, plus accrued interest of $0.2 million.

The Photovoltaics Asset Sale and Digital Products Asset Sale are reported as discontinued operations. Also see Note 2 - Summary of Significant Accounting Policies and Note 4 - Discontinued Operations in the notes to the consolidated financial statements for additional disclosures.

Common Stock Repurchase

In April 2015, EMCORE's Board of Directors authorized the Company to repurchase $45.0 million of shares of its common stock. On May 15, 2015, we announced the commencement of a modified "Dutch auction" tender offer to purchase for cash shares of our common stock (the "Tender Offer"). On June 15, 2015, we completed the Tender Offer and purchased 6.9 million shares of our common stock at a purchase price of $6.55 per share, for an aggregate cost of $45.0 million excluding fees and expenses. Repurchased common stock was recorded to treasury stock. The Company incurred costs of $0.7 million in connection with the Tender Offer, which were recorded to treasury stock.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. The accounting estimates that require our most significant, difficult, and/or subjective judgments include:

•	the valuation of inventory, intangible assets, warrants and stock-based compensation;

•	the useful lives of assets and assessment of recovery of long-lived assets;

•	asset retirement obligations and contingencies including litigation and indemnification related;

•	the allowance for doubtful accounts and warranty accruals; and,

•	the valuation allowance for deferred tax assets.

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

Prior Period Reclassifications

On December 10, 2014, we sold our Photovoltaics business to SolAero. On January 2, 2015, we sold our Digital Products Business to NeoPhotonics. The Photovoltaics Asset Sale and Digital Asset Sale are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations as discontinued operations. We have also reclassified the assets and liabilities that were sold to "assets of discontinued operations" and "liabilities of discontinued operations" within current and non-current assets and liabilities, respectively, on the consolidated balance sheet as of September 30, 2014. No Photovoltaics or Digital Products assets or liabilities that were sold remain on the consolidated balance sheet as of September 30, 2015. The financial results of the Photovoltaics Business and the Digital Products Business are presented as "discontinued operations" on the consolidated statements of operations and comprehensive income for the fiscal years ended September 30, 2015, 2014 and 2013. See Note 4 - Discontinued Operations in our notes to the consolidated financial statements for additional information.

Reclassification of prior period amounts related to discontinued operations as a result of the sale of the Photovoltaics and Digital Products Businesses have been made to conform to the current period financial statement presentation. There were no other reclassifications expect for amounts related to discontinued operations.

Accounts Receivable

We regularly evaluate the collectability of our accounts receivable and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligations to us. The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection. We classify charges associated with the allowance for doubtful accounts as sales, general, and administrative expense. If the financial condition of our customers were to deteriorate, impacting their ability to pay us, additional allowances may be required. See Note 6 - Accounts Receivable in the notes to the consolidated financial statements for additional information related to our receivables.

Inventory

Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor, and manufacturing overhead costs, which approximates weighted average cost. We write-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on our forecasted future revenue. The charge related to inventory write-downs is recorded as a cost of revenue. The majority of the inventory write-downs are related to estimated allowances for inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. In most cases where we sell previously written down inventory, it is typically sold as a component part of a finished product. The finished product is sold at market price at the time resulting in higher average gross margin on such revenue. We do not track the selling price of individual raw material components that have been previously written down or written off, since such raw material components usually are only a portion of the finished products and related sales price. We evaluate inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. We have incurred, and may in the future incur charges to write-down our inventory. See Note 7 - Inventory in the notes to the consolidated financial statements for additional information related to our inventory.

Valuation of Long-lived Assets

Long-lived assets consist primarily of property, plant, and equipment, net. Because most of our long-lived assets are subject to amortization, we review these assets for impairment in accordance with the provisions of Accounting Standards Codification ("ASC") 360, Property, Plant, and Equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our impairment testing of long-lived assets consists of determining whether the carrying amount of the long-lived asset (asset group) is recoverable, in other words, whether the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group) exceeds its carrying amount. The determination of the existence of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. In making this determination, we use certain assumptions, including estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, the length of service that assets will be used in our operations, and estimated salvage values. See Note 8 - Property, Plant, and Equipment, net in the notes to the consolidated financial statements for additional disclosures related to our long-lived assets.

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
The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of all available evidence, both positive and negative, and the relative weight of the evidence. With the exception of the gains resulting from the completed Photovoltaics Asset Sale, we have determined that at this time it is more likely than not that deferred tax assets attributable to all other items will not be realized, primarily due to uncertainties related to our ability to utilize our net operating loss carryforwards before they expire. Accordingly, we have established a valuation allowance for such deferred tax assets which we do not expect to realize. If there is a change in our ability to realize our deferred tax assets for which a valuation allowance has been established, then our tax valuation allowance may decrease in the period in which we determine that realization is more likely than not. Likewise, if we determine that it is not more likely than not that deferred tax assets will be realized, then a valuation allowance may be established for such deferred tax assets and our tax provision may increase in the period in which we make the determination. See Note 13 - Income and other Taxes in the notes to the consolidated financial statements for additional information related to our income taxes.

Revenue Recognition

Revenue is recognized upon shipment, provided persuasive evidence of a contract exists, the price is fixed, the product meets our customer's specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board or free carrier alongside (FCA) shipping point, which means that we fulfill our delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the customer typically bears all costs and risks of loss or damage to the goods from that point. In certain cases, we ship our products cost insurance and freight. Under this arrangement, revenue is recognized under FCA shipping point terms, but we pay (and invoice the customer) for the cost of shipping and insurance to the customer's designated location. We account for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for use and after title and ownership has transferred to the customer. Any warranty cost and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

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

Contract Manufacturers. Prior to certain customers accepting product that is manufactured at one of our contract manufacturers, these customers require that they first qualify the product and manufacturing processes at our contract manufacturer. The customers' qualification process determines whether the product manufactured at our contract manufacturer achieves their quality, performance, and reliability standards. After a customer completes the initial qualification process, we receive approval to ship qualified product to that customer. As part of the manufacturing process at our contract manufacturers, the finished product is tested prior to shipment to the customer using the same criteria that our customer uses to test product it receives. Revenue is recognized upon shipment of customer-qualified product, provided persuasive evidence of a contract exists, the price is fixed, the product meets our customer's specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds.

Product Warranty Reserves

We provide our customers with limited rights of return for non-conforming shipments and warranty claims for certain products. Pursuant to ASC 450, Contingencies, we make estimates of product warranty expense using historical experience rates as a percentage of revenue and accrue estimated warranty expense as a cost of revenue. We estimate the costs of our warranty obligations based on historical experience of known product failure rates and anticipated rates if warranty claims, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product issues. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than needed, we may reverse a portion of such provisions in future periods. See Note 10 - Accrued Expenses and Other Current Liabilities in the notes to the consolidated financial statements for additional disclosures related to our product warranty reserves.

Stock-Based Compensation

Stock-based compensation expense is measured at the stock option grant date, based on the fair value of the award, and is recorded to cost of revenue, sales, general, and administrative, and research and development expense based on an employee's responsibility and function over the requisite service period. We use the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair value of stock-based awards in accordance with ASC 718, Compensation. This option-pricing model requires the input of subjective assumptions, including the option's expected life, the price volatility of the underlying stock, risk-free interest rate and expected forfeitures. Expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected stock price volatility is based on our historical stock prices. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If we use different assumptions for estimating stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the change in our non-cash stock-based compensation expense could adversely affect our results of operations. See Note 15 - Equity in the notes to the consolidated financial statements for additional disclosures related to our stock-based compensation.

Litigation Contingencies

We are subject to various legal proceedings, claims, and litigation, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these matters is currently not determinable, we do not expect the resolution of these matters will have a material adverse effect on our business, financial position, results of operations, or cash flows. However, the results of these matters cannot be predicted with certainty. Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Should we fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, then the financial results of that particular reporting period could be materially affected. See Note 14 - Commitments and Contingencies in the notes to our consolidated financial statements for disclosures related to our legal proceedings.

Warrant Valuation

As of September 30, 2014, warrants representing the right to purchase 400,001 shares, of our common stock were outstanding.
Since the warrants expired on April 1, 2015, no warrants were outstanding as of September 30, 2015. All of our warrants met the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. See Note 5 - Fair Value Accounting in the notes to the consolidated financial statements for additional disclosures.

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

Insurance Recoveries

Insurance recoveries related to impairment losses previously recorded and other recoverable expenses will be recognized up to the amount of our related loss or expense in the period that recoveries become realizable. As of September 30, 2015 and 2014, we have not recorded any estimated amounts relating to potential future insurance recoveries in our consolidated statement of operations.
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

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue:

	For the Fiscal Years Ended September 30,
	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Cost of revenue	64.9	78.2	79.9
Gross profit	35.1	21.8	20.1
Operating expense (income):
Selling, general, and administrative	30.2	41.9	30.3
Research and development	11.2	16.8	17.2
Gain from change in estimate on ARO obligation	(1.0)	—	—
Flood-related insurance proceeds	—	—	(12.8)
Loss (gain) on sale of assets	0.3	(0.1)	—
Total operating expense	40.7	58.6	34.7
Operating loss	(5.6)	(36.8)	(14.6)
Other income (expense):
Interest income (expense), net	0.1	(0.9)	(1.3)
Foreign exchange (loss) gain	(0.1)	—	0.5
Gain on sale of investment	—	0.6	—
Change in fair value of financial instruments	0.1	0.1	0.8
Other income	—	0.1	—
Total other income (expense)	0.1	(0.1)	—
Loss from continuing operations before income tax benefit	(5.5)	(36.9)	(14.6)
Income tax benefit	2.7	44.2	5.5
(Loss) income from continuing operations	(2.8)%	7.3%	(9.1)%
Income from discontinued operations, net of tax	80.0%	1.4%	17.3%
Net income	77.2%	8.7%	8.2%

Comparison of Financial Results for the Fiscal Year Ended September 30, 2015 and 2014

(in thousands, except percentages)	For the Fiscal Years Ended September 30,
	2015	2014	$ Change	% Change
Revenue	$81,685	$55,514	$26,171	47.1%
Cost of revenue	52,994	43,400	9,594	22.1%
Gross profit	28,691	12,114	16,577	136.8%
Operating expense (income):
Selling, general, and administrative	24,711	23,239	1,472	6.3%
Research and development	9,119	9,306	(187)	(2.0)%
Gain from change in estimate on ARO obligation	(845)	—	(845)	N/A
Loss (gain) on sale of assets	228	(100)	328	328.0%
Total operating expense	33,213	32,445	768	2.4%
Operating loss	(4,522)	(20,331)	15,809	77.8%
Other income (expense):
Interest income (expense), net	75	(522)	597	114.4%
Foreign exchange loss	(138)	(7)	(131)	(1,871.4)%
Gain on sale of investment	—	307	(307)	(100.0)%
Change in fair value of financial instruments	122	34	88	258.8%
Other income	—	51	(51)	(100.0)%
Total other income (expense)	59	(137)	196	143.1%
Loss from continuing operations before income tax benefit	(4,463)	(20,468)	16,005	78.2%
Income tax benefit	2,191	24,550	(22,359)	(91.1)%
(Loss) income from continuing operations	(2,272)	4,082	(6,354)	(155.7)%
Income from discontinued operations, net of tax	65,372	770	64,602	8,389.9%
Net income	$63,100	$4,852	$58,248	1,200.5%

Revenue

EMCORE offers a broad portfolio of compound semiconductor-based products for the broadband and specialty fiber optics market. EMCORE provides optical components, subsystems, and systems for CATV and FTTP networks, as well as products for satellite communications, video transport, and specialty photonics technologies for defense and homeland security applications.

For the fiscal year ended September 30, 2015, revenue increased 47.1% compared to the prior year driven by significantly higher sales of our CATV products primarily to U.S. customers and our chip level devices. Sales of our CATV products, which include our quadrature amplitude modulation transmitters and receivers, represented the largest percentage of our total revenue during fiscal 2015. Sales of our chip level device products, which include our avalanche photodiodes and gain chips, increased as EMCORE expanded its sales to customers, primarily in Asia.

Gross Profit

Our cost of revenue consists of raw materials, compensation expense including non-cash stock-based compensation expense, depreciation expense and other manufacturing overhead costs, expenses associated with excess and obsolete inventories, and product warranty costs. Historically, our cost of revenue as a percentage of revenue, which we refer to as our gross margin, has fluctuated significantly due to product mix, manufacturing yields and sales volumes, and inventory and specific product warranty charges.

Consolidated gross margins were 35.1% and 21.8% for the fiscal years ended September 30, 2015 and 2014, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.3 million and $0.5 million during the fiscal years ended September 30, 2015 and 2014, respectively.

For the fiscal ended September 30, 2015, gross margins increased when compared to the prior year. The increase in gross margins for the fiscal year ended September 30, 2015 compared to 2014 was primarily due to higher sales volume and higher utilization of the manufacturing facility as we significantly increased production output resulting in higher levels of absorption. In addition, gross margins also increased from an improvement in product mix.

Selling, General and Administrative (SG&A)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $2.8 million and $1.9 million during the fiscal years ended September 30, 2015 and 2014, respectively.

SG&A expense for the fiscal year ended September 30, 2015 was higher than the amount reported in the prior year primarily due to higher stock-based compensation and severance and compensation expense associated with the sales of the Photovoltaics and Digital Products Businesses.

As a percentage of revenue, SG&A expenses were 30.2% and 41.9% for the fiscal years ended September 30, 2015 and 2014, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.4 million and $0.6 million during the fiscal years ended September 30, 2015 and 2014, respectively.

R&D expense for the fiscal year ended September 30, 2015 was slightly lower than the amounts reported in the prior year primarily due to lower compensation costs attributed to lower headcount and lower material spending.

As a percentage of revenue, R&D expenses were 11.2% and 16.8% for the fiscal years ended September 30, 2015 and 2014, respectively.

Gain from Change in Estimate on ARO Obligation

As a result of the revision in the estimated amount and timing of cash flows for asset retirement obligations during the fiscal year ended September 30, 2015, the Company reduced the asset retirement obligations liability by $2.9 million with an offsetting reduction to property, plant, and equipment, net of $2.1 million, and recorded a gain from change in estimate on ARO obligation of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the asset retirement obligations were established. The amount of the remaining reduction to the asset retirement obligations was recorded as a reduction to operating expenses. See Note 14 - Commitments and Contingencies in the notes to the consolidated financial statements for additional information.

Operating Loss

Operating loss represents revenue less the cost of revenue and direct operating expenses incurred. Operating loss is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (5.6)%, and (36.8)% for the fiscal years ended September 30, 2015 and 2014, respectively.

Other Income (Expense)

Interest income (expense), net
During the fiscal year ended September 30, 2015, we recorded $0.2 million of interest income earned on the Promissory Note from NeoPhotonics which was primarily offset by an equivalent amount of interest expense incurred on borrowings outstanding under our credit facility during the period. Interest expense for fiscal year ended September 30, 2015 was lower than the amounts reported in the prior year due to higher borrowings outstanding under our credit facility during the fiscal year ended September 30, 2014.

Foreign Exchange
Gains and losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. A majority of the gains or losses recorded relate to the change in value of the yuan renminbi relative to the U.S. dollar. The assets and liabilities of our foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet dates, and the revenue and expense amounts are translated at the average rate during the applicable periods reflected on the consolidated statements of operations and comprehensive income. Foreign currency translation adjustments are recorded as accumulated other comprehensive income.

Gain on Sale of Investment
During the fiscal year ended September 30, 2014, we sold our investment in a company that had a net book value of $0 at September 30, 2013, for $0.3 million.

Change in Fair Value of Financial Instruments
As of September 30, 2014, warrants representing the right to purchase 400,001 shares, of our common stock were outstanding. Since the warrants expired on April 1, 2015, no warrants were outstanding as of September 30, 2015.

Income Tax Benefit
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

During the fiscal year ended September 30, 2015, the Company utilized the $24.1 million of deferred tax assets. The Company expects to make a payment for alternative minimum taxes and the remaining income tax expense will be offset mainly through utilization of $24.1 million of deferred tax assets and utilization of net operating loss carry forwards.

For the fiscal years ended September 30, 2015 and 2014, the Company recorded income tax benefit from continuing operations losses of approximately $2.2 million and $24.6 million, respectively. For the fiscal years ended September 30, 2015, and 2014, the Company recorded income tax expense within discontinued operations of approximately $26.5 million and $0.5 million, respectively. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations.

For fiscal years ended September 30, 2015 and 2014, the effective tax rate on continuing operations was 49.1%, and 119.9% and, respectively. The lower tax rate for fiscal year 2015 was primarily due to permanent differences, state tax benefits, foreign tax rate differentials, and release of state taxes associated with uncertain tax positions. The higher tax rate for fiscal year 2014 was mainly attributable to the partial release of the valuation allowance. The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting. The Company believes its forecast of losses from continuing operations is a reasonable estimate. Actual results from continuing operations may differ significantly from the estimates previously forecasted, resulting in significant changes from one period to the next in the tax expense or benefit from continuing operations being recognized. Also see Note 13 -Income and other Taxes in the notes to the consolidated financial statements for more information.

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the Fiscal Years Ended September 30,
	2015	2014	$ Change	% Change
Revenue	$24,558	$119,264	$(94,706)	(79.4)%
Cost of revenue	17,352	98,704	(81,352)	(82.4)%
Gross profit	7,206	20,560	(13,354)	(65.0)%
Operating expense	5,040	19,337	(14,297)	(73.9)%
Other income	779	17	762	4,482.4%
Gain on sale of discontinued operations	88,952	—	88,952	N/A
Income from discontinued operations before income tax expense	91,897	1,240	90,657	7,311.0%
Income tax expense	(26,525)	(470)	(26,055)	(5,543.6)%
Income from discontinued operations, net of tax	$65,372	$770	$64,602	8,389.9%

During the fiscal year ended September 30, 2015, we recognized a gain of $87.0 million and $2.0 million on the sales of the Photovoltaics Business and Digital Products Business, respectively, which is recorded within income from discontinued operations under the caption "gain on sale of discontinued operations". During the fiscal year ended September 30, 2015, we recorded income from discontinued operations from the Photovoltaics Business and Digital Products Business of $61.2 million and $4.2 million, respectively. During the fiscal year ended September 30, 2014, we recorded income (loss) from discontinued operations from the Photovoltaics Business and Digital Products Business of $8.9 million and $(8.1) million, respectively.

Comparison of Financial Results for the Fiscal Years Ended September 30, 2014 and 2013

(in thousands, except percentages)	For the Fiscal Years Ended September 30,
	2014	2013	$ Change	% Change
Revenue	$55,514	$60,971	$(5,457)	(9.0)%
Cost of revenue	43,400	48,705	(5,305)	(10.9)%
Gross profit	12,114	12,266	(152)	(1.2)%
Operating expense:
Selling, general, and administrative	23,239	18,492	4,747	25.7%
Research and development	9,306	10,509	(1,203)	(11.4)%
Flood-related insurance proceeds	—	(7,790)	7,790	(100.0)%
Gain on sale of assets	(100)	—	(100)	N/A
Total operating expense	32,445	21,211	11,234	53.0%
Operating loss	(20,331)	(8,945)	(11,386)	(127.3)%
Other income (expense):
Interest expense, net	(522)	(800)	278	34.8%
Foreign exchange (loss) gain	(7)	283	(290)	(102.5)%
Gain on sale of investment	307	—	307	N/A
Change in fair value of financial instruments	34	515	(481)	(93.4)%
Other income	51	—	51	N/A
Total other expense	(137)	(2)	(135)	(6,750.0)%
Loss from continuing operations before income tax benefit	(20,468)	(8,947)	(11,521)	(128.8)%
Income tax benefit	24,550	3,393	21,157	623.5%
Income (loss) from continuing operations	4,082	(5,554)	9,636	173.5%
Income from discontinued operations, net of tax	770	10,542	(9,772)	(92.7)%
Net income	$4,852	$4,988	$(136)	(2.7)%

Revenue

For the fiscal year ended September 30, 2014, revenue decreased 9.0% compared to the prior year driven by a decrease in sales from our video transmission products due to lower customer demand from North American customers and a decrease in sales from our Satcom products. Sales of our CATV products, which include our quadrature amplitude modulation transmitters and receivers, represented the largest percentage of our total fiber optics-related revenue.

Gross Profit

Cost of revenue consists of raw materials, compensation expense including non-cash stock-based compensation expense, depreciation expense and other manufacturing overhead costs, expenses associated with excess and obsolete inventories, and product warranty costs. Historically, our cost of revenue as a percentage of revenue, which we refer to as our gross margin, has fluctuated significantly due to product mix, manufacturing yields and sales volumes, and inventory and specific product warranty charges.

Consolidated gross margins were 21.8% and 20.1% for the fiscal years ended September 30, 2014 and 2013, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.5 million and $0.6 million during the fiscal years ended September 30, 2014 and 2013, respectively.

For the fiscal year ended September 30, 2014, gross margins increased slightly when compared to the prior year primarily due to lower manufacturing variances associated with the transfer of manufacturing to a lower cost region.

Selling, General and Administrative (SG&A)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $1.9 million and $1.4 million during the fiscal years ended September 30, 2014 and 2013, respectively.

SG&A expense for the fiscal year ended September 30, 2014 was higher than the amount reported in the same period during the prior year was primarily attributable to transaction costs and legal fees of $3.2 million associated with the sales of the Photovoltaics and Digital Products Businesses and higher severance related costs.

As a percentage of revenue, SG&A expenses were 41.9% and 30.3% for the fiscal years ended September 30, 2014 and 2013, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.6 million and $0.7 million during the fiscal years ended September 30, 2014 and 2013, respectively.

R&D expense for the fiscal year ended September 30, 2014 was lower than the amounts reported in the same period during the prior year primarily due to lower compensation costs attributed to lower headcount.

As a percentage of revenue, R&D expenses were 16.8% and 17.2% for the fiscal years ended September 30, 2014 and 2013, respectively.

Flood-related insurance proceeds

In October 2011, flood waters had severely impacted the inventory and production operations of our primary contract manufacturer in Thailand. The impacted areas included certain product lines for the Digital Products Business and CATV business. This had a significant impact on our operations and our ability to meet customer demand for certain of our fiber optics products.

We rebuilt the impacted production lines at other locations, including an alternative facility of our contract manufacturer in Thailand, as well as our own manufacturing facilities in the United States and China. See Note 4 - Discontinued Operations and Note 11 - Impact from Thailand Flood in the notes to the consolidated financial statements for additional disclosures related to the impact of the Thailand flood on our operations.

During the fiscal year ended September 30, 2013, we recorded flood-related insurance proceeds of $7.8 million in continuing operations in the form of forgiveness of $0.2 million of outstanding capital lease obligations, $1.0 million of outstanding payables and $6.6 million in the form of a receivable, which was paid in cash. No additional flood-related insurance proceeds associated with this event are anticipated. See Note 11 - Impact from Thailand Flood and Note 4 - Discontinued Operations for additional disclosures.

Operating Loss

Operating loss represents revenue less the cost of revenue and direct operating expenses incurred. Operating loss is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was (36.8)%, and (14.6)% for the fiscal years ended September 30, 2014 and 2013, respectively.

Other Income (Expense)

Gain on Sale of Investment
During the fiscal year ended September 30, 2014, we sold our investment in a company that had a net book value of $0 at September 30, 2013, for $0.3 million.

Income Tax Benefit

For the fiscal years ended September 30, 2014 and 2013, the Company recorded income tax benefit from continuing operations losses of approximately $24.6 million and $3.4 million, respectively. For the fiscal years ended September 30, 2014 and 2013, the Company recorded income tax expense within discontinued operations of approximately $0.5 million and $3.5 million, respectively. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations.

For fiscal years ended September 30, 2014 and 2013, the effective tax rate on continuing operations was 119.9% and 37.9%, respectively. In determining the effective tax rate, the Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting. The Company believes its forecast of losses from continuing operations is a reasonable estimate. Actual results from continuing operations may differ significantly from the estimates previously forecasted, resulting in significant changes from one period to the next in the tax expense or benefit from continuing operations being recognized.

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the Fiscal Years Ended September 30,
	2014	2013	$ Change	% Change
Revenue	$119,264	$107,176	$12,088	11.3%
Cost of revenue	98,704	91,244	7,460	8.2%
Gross profit	20,560	15,932	4,628	29.0%
Operating expense	19,337	17,977	1,360	7.6%
Flood-related insurance proceeds	—	(11,210)	11,210	100.0%
Other income	17	90	(73)	(81.1)%
Gain on sale of equity method investment	—	4,800	(4,800)	(100.0)%
Income from discontinued operations before income tax expense	1,240	14,055	(12,815)	(91.2)%
Income tax expense	(470)	(3,513)	3,043	86.6%
Income from discontinued operations, net of tax	$770	$10,542	$(9,772)	(92.7)%

During the fiscal year ended September 30, 2014, we recorded income (loss) from discontinued operations from the Photovoltaics Business and Digital Products Business of $8.9 million and $(8.1) million, respectively. During the fiscal year ended September 30, 2013, we recorded income (loss) from discontinued operations from the Photovoltaics Business and Digital Products Business of $13.6 million and $(3.1) million, respectively.

During the fiscal year ended September 30, 2013, we recorded flood-related insurance proceeds of $11.2 million within discontinued operations. See Note 11 - Impact of Thailand Flood for additional information.

In March 2013, we sold certain solar assets and our ownership interest in Emcore Solar New Mexico (“ESNM”) to Suncore Photovoltaic Technology Co., Ltd. ("Suncore") for $1.5 million. In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'an Optoelectronics Co., Ltd. ("San'an") for a purchase price of $4.8 million. Upon completion of the share transfer, the Company recognized $3.3 million of deferred revenue from Suncore as well as the resulting gain of $4.8 million on our registered ownership interest which was recorded within discontinued operations.

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

Liquidity and Capital Resources

Historically, we have consumed cash from operations and incurred significant losses from continuing operations. We have managed our liquidity position through sale of assets, a series of cost reduction initiatives, borrowings from our credit facility and capital markets transactions.

As of September 30, 2015, cash and cash equivalents totaled $111.9 million and net working capital totaled approximately $128.0 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the fiscal year ended September 30, 2015, we earned net income of $63.1 million.
During the fiscal year ended September 30, 2015, the following changes to our liquidity occurred:

•
Sale of Photovoltaics Business: On December 10, 2014, we completed the sale of our Photovoltaics Business for$150.0 million in cash, prior to working capital adjustments of $0.1 million. We believe these proceeds will provide us with working capital for fiscal year 2016 and beyond.

•
Sale of Digital Products Business: On January 2, 2015, we completed the sale of our Digital Products Business for $1.5 million in cash and an adjusted Promissory Note balance $15.5 million. On April 17, 2015, NeoPhotonics paid in full the outstanding balance of the Promissory Note, including accrued interest, in the amount of $15.7 million.

•
On June 15, 2015, we completed the Tender Offer and purchased 6.9 million shares of our common stock at a purchase price of $6.55 per share, for an aggregate cost of $45.0 million excluding fees and expenses. Repurchased common stock was recorded to treasury stock. We incurred costs of $0.7 million in connection with the Tender Offer, which were recorded to treasury stock.

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank, National Association ("Wells Fargo"). The credit facility, as it has been amended through its seventh amendment, currently provides us with a revolving credit of up to $15.0 million through November 2018 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

On December 3, 2014, we entered into a Sixth Amendment to the credit facility, pursuant to which Wells Fargo agrees, to automatically release all encumbrances covering certain of the Company’s assets to be sold pursuant to the Photovoltaics Agreement and the Digital Products Agreement. In addition, on December 10, 2014 upon notice to Wells Fargo of the closing of the transaction contemplated by the Photovoltaics Agreement, the maximum borrowing allowed under the credit facility was reduced from $35.0 million to $15.0 million, and certain other changes to the borrowing base calculations went into effect. As of September 30, 2015, there were no amounts outstanding under the credit facility and the Company was in compliance with all financial covenants. As of September 30, 2015, the credit facility had approximately $0.9 million reserved for three stand-by letters of credit, leaving a remaining $8.6 million of borrowing available under the credit facility. As of December 14, 2015, there was no outstanding balance under this credit facility.

On November 10, 2015, we entered into a Seventh Amendment of the credit facility which extended the maturity date of the facility to November 2018, and adjusted the interest rate to LIBOR plus 2.5%.

Cash Flow

The Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2015, 2014 and 2013, respectively, reflects cash flows from both the continuing and discontinued operations of the Company.

Net Cash (Used In) Provided By Operating Activities

Operating Activities (in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2015 vs Fiscal 2014		Fiscal 2014 vs Fiscal 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Net cash (used in) provided by operating activities	$(3,917)	$1,001	$(22,105)	$(4,918)	(491.3)%	$23,106	104.5%

Fiscal 2015:
Our operating activities consumed cash of $3.9 million primarily due to the effect of adjustments for non-cash charges, including the gain on sale of the Photovoltaics Business of $87.0 million, including the gain on sale of the Digital Products Business of $2.0 million, and the gain from change in estimate on ARO obligation of $0.8 million, foreign currency translation adjustment of $0.7 million as well as the changes in our current assets and liabilities (or working capital components) of $8.6 million, partially offset by deferred income taxes of $24.1 million, stock-based compensation expense of $4.6 million, warranty provision of $0.8 million, depreciation, amortization and accretion expense of $3.0 million, allowance for doubtful accounts of $0.6 million, and our net income of $63.1 million. The change in our current assets and liabilities was primarily the result of an increase in inventory of $3.4 million, a decrease in accounts payable of $3.2 million, a decrease in accrued expenses and other liabilities of $5.8 million, partially offset by a decrease in accounts receivable of $3.5 million and other assets of $0.4 million,

Fiscal 2014:
Our operating activities provided cash of $1.0 million primarily due to our net income of $4.9 million, changes in our current assets and liabilities (or working capital components) of $5.0 million, depreciation, amortization and accretion expense of $8.5 million, stock-based compensation expense of $4.4 million, warranty provision of $2.1 million, losses on inventory purchase commitments of $0.3 million and allowance for doubtful accounts of $0.2 million, partially offset by deferred income taxes of $24.1 million and the gain on sale of investment of $0.3 million. The change in our current assets and liabilities was primarily the result of a decrease in inventory of $5.5 million, other assets of $2.9 million and an increase in accounts payable of $3.1 million, partially offset by a decrease in accrued expenses and other liabilities of $3.1 million and an increase in accounts receivable of $3.3 million.

Fiscal 2013:
Our operating activities consumed cash of $22.1 million primarily due to the changes in our current assets and liabilities (or working capital components) of $21.2 million, non-cash insurance proceeds of $16.1 million and the reclassification of the gain on sale of equity method investment of $4.8 million to investing activities partially offset by our net income of $5.0 million, depreciation, amortization and accretion expense of $8.7 million, stock-based compensation expense of $4.2 million and warranty provision of $2.9 million. The change in our current assets and liabilities was primarily the result of a decrease in accounts payable of $14.0 million, a decrease in accrued expenses and other current liabilities of $9.6 million, and an increase in accounts receivable of $5.0 million, partially offset by a decrease in inventory of $2.0 million and other assets of $5.4 million. The decrease in accounts payable is primarily a result of paying down balances that had increased in prior periods with the proceeds received in the current period from the issuance of common stock and the collection of other current assets.

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

Net Cash Provided By (Used In) Investing Activities

Investing Activities (in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2015 vs Fiscal 2014		Fiscal 2014 vs Fiscal 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Net cash provided by (used in) investing activities	$165,276	$(3,261)	$3,829	$168,537	5,168.3%	$(7,090)	(185.2)%

Fiscal 2015:
Our investing activities provided $165.3 million of cash primarily from proceeds from sale of the Photovoltaics Business of $149.9 million, proceeds from sale of the Digital Products Business of $17.0 million, and a decrease in restricted cash of $1.1 million partially offset by capital related expenditures of $2.8 million.

Fiscal 2014:
Our investing activities consumed $3.3 million of cash primarily from capital related expenditures of $3.0 million, the funding of restricted cash of $0.7 million, partially offset by cash proceeds of $0.3 million from the sale of an investment.

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

Net Cash (Used In) Provided By Financing Activities

Financing Activities (in thousands, except percentages)	For the Fiscal Years Ended September 30,			Fiscal 2015 vs Fiscal 2014		Fiscal 2014 vs Fiscal 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Net cash (used in) provided by financing activities	$(70,266)	$6,576	$25,284	$76,842	(1,168.5)%	$(18,708)	(74.0)%

Fiscal 2015:
Our financing activities consumed cash of $70.3 million primarily due to the net payment of $26.5 million on our bank credit facility, purchase of treasury stock of $45.7 million partially offset by $1.9 million in proceeds from stock plan transactions. See Note 12 - Credit Facilities in the notes to the consolidated financial statements for information related to borrowings under our credit facility.

Fiscal 2014:
Our financing activities provided cash of $6.6 million primarily from $4.8 million of proceeds related to borrowings under our credit facility, and $1.8 million in proceeds from stock plan transactions. See Note 1 - Description of Business in the notes to the consolidated financial statements for information related to borrowings under our credit facility.

Fiscal 2013:
Our financing activities provided $25.3 million of net cash primarily from proceeds of $21.2 million from the sale of common stock, $2.4 million of proceeds related to borrowings under our credit facility, and $1.7 million in proceeds from stock plan transactions. See Note 1 - Description of Business in the notes to the consolidated financial statements for information related to borrowings under our credit facility.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the next five fiscal years are summarized in the table below:

(in thousands)		For the Fiscal Years Ended September 30,
	Total	2016	2017 to 2018	2019 to 2020	2021 and later
Purchase obligations	$8,088	$8,088	$—	$—	$—
Asset retirement obligations	2,030	305	45	1,680	—
Operating lease obligations	1,395	959	436	—	—
Total contractual obligations and commitments	$11,513	$9,352	$481	$1,680	$—

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of September 30, 2015, we had unrecognized tax benefits of $0.4 million.

Purchase Obligations
Our purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding, that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

Asset Retirement Obligations
We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our asset retirement obligations include assumptions related to renewal option periods where we expect to extend facility lease terms. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations. See Note 14- Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our asset retirement obligations.

Operating Leases
Operating leases include non-cancelable terms and exclude renewal option periods, property taxes, insurance and maintenance expenses on leased properties. See Note 14- Commitments and Contingencies in the notes to the consolidated financial statements for additional information related to our operating lease obligations.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements other than our operating leases described above that have or reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Geographical Information
See Note 16- Geographic Information in the notes to the consolidated financial statements for disclosures related to revenue, geographic revenue and significant customers.

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risks

We are exposed to financial market risks, including changes in currency exchange rates and interest rates. We do not use derivative financial instruments for speculative purposes.

Foreign Currency Exchange Risks
The United States dollar is the functional currency for our consolidated financial statements. The functional currency for our China subsidiary is the yuan renminbi.

We recognize gains and losses due to the effect of exchange rate changes on foreign currency primarily due to our operations in in China. The assets and liabilities of our foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet dates, and the revenue and expense amounts are translated at the average rate during the applicable periods reflected on the consolidated statements of operations and comprehensive income. Foreign currency translation adjustments are recorded as accumulated other comprehensive income. Gains and losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. A majority of the gain or losses recorded relates to the change in value of the yuan renminbi relative to the U.S. dollar.

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

Interest Rate Risks
On November 11, 2010, we entered into the credit facility with Wells Fargo Bank. As of September 30, 2015, we had no borrowings outstanding under our credit facility. As of September 30, 2015, the credit facility had $0.9 million reserved for three outstanding stand-by letters of credit, leaving a remaining $8.6 million borrowing availability balance under this credit facility. As of December 14, 2015, there was no outstanding balance under the credit facility.

The credit facility, as it has been amended through its seventh amendment currently provides us with a revolving credit of up to $15.0 million through November 2018 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 12 - Credit Facilities for additional information related to our bank credit facility.

We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with short notice and invested in money market accounts. We believe our current interest rate risk is immaterial.

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

ITEM 8.    Financial Statements

EMCORE CORPORATION
Consolidated Statements of Operations and Comprehensive Income
For the Fiscal Years Ended September 30, 2015, 2014 and 2013
(in thousands, except net (loss) income per share)

	For the Fiscal Years Ended September 30,
	2015	2014	2013
Revenue	$81,685	$55,514	$60,971
Cost of revenue	52,994	43,400	48,705
Gross profit	28,691	12,114	12,266
Operating expense (income):
Selling, general, and administrative	24,711	23,239	18,492
Research and development	9,119	9,306	10,509
Gain from change in estimate on ARO obligation	(845)	—	—
Flood-related insurance proceeds	—	—	(7,790)
Loss (gain) on sale of assets	228	(100)	—
Total operating expense	33,213	32,445	21,211
Operating loss	(4,522)	(20,331)	(8,945)
Other income (expense):
Interest income (expense), net	75	(522)	(800)
Foreign exchange (loss) gain	(138)	(7)	283
Gain on sale of investment	—	307	—
Change in fair value of financial instruments	122	34	515
Other income	—	51	—
Total other income (expense)	59	(137)	(2)
Loss from continuing operations before income tax benefit	(4,463)	(20,468)	(8,947)
Income tax benefit	2,191	24,550	3,393
(Loss) income from continuing operations	(2,272)	4,082	(5,554)
Income from discontinued operations, net of tax	65,372	770	10,542
Net income	$63,100	$4,852	$4,988
Foreign exchange translation adjustment	(990)	214	247
Comprehensive income	$62,110	$5,066	$5,235
Per share data:
Net (loss) income per basic share:
Continuing operations	$(0.08)	$0.13	$(0.21)
Discontinued operations	2.18	0.03	0.40
Net income per basic share	$2.10	$0.16	$0.19
Net (loss) income per diluted share:
Continuing operations	$(0.08)	$0.13	$(0.21)
Discontinued operations	2.18	0.03	0.40
Net income per diluted share	$2.10	$0.16	$0.19
Weighted-average number of basic shares outstanding	30,012	30,453	26,531
Weighted-average number of diluted shares outstanding	30,012	30,777	26,531

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Balance Sheets
As of September 30, 2015 and 2014
(in thousands, except per share data)

	As of	As of
	September 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$111,885	$20,687
Restricted cash	375	1,482
Accounts receivable, net of allowance of $462 and $116, respectively	17,319	12,769
Inventory	17,130	15,644
Deferred income taxes, net	—	3,908
Prepaid expenses and other current assets	4,976	5,336
Current assets of discontinued operations	—	44,065
Total current assets	151,685	103,891
Property, plant, and equipment, net	8,925	10,446
Other intangible assets, net	—	82
Deferred income taxes, net	—	20,172
Other non-current assets, net of allowance of $3,561 and $3,561, respectively	297	512
Non-current assets of discontinued operations	—	56,239
Total assets	$160,907	$191,342
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings from credit facility	$—	$26,518
Accounts payable	7,189	6,804
Deferred gain associated with sale of assets	3,400	3,400
Warrant liability	—	122
Accrued expenses and other current liabilities	13,102	15,209
Current liabilities of discontinued operations	—	20,924
Total current liabilities	23,691	72,977
Asset retirement obligations	1,774	4,543
Other long-term liabilities	—	755
Non-current liabilities of discontinued operations	—	720
Total liabilities	25,465	78,995
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 32,586 shares issued and 25,676 shares outstanding as of September 30, 2015; 31,149 shares issued and 31,109 shares outstanding as of September 30, 2014	762,003	755,368
Treasury stock at cost; 6,910 shares as of September 30, 2015 and 40 shares as of September 30, 2014	(47,721)	(2,071)
Accumulated other comprehensive income	847	1,837
Accumulated deficit	(579,687)	(642,787)
Total shareholders’ equity	135,442	112,347
Total liabilities and shareholders’ equity	$160,907	$191,342

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Shareholders' Equity
For the Fiscal Years Ended September 30, 2015, 2014, and 2013
(in thousands)

	Shares of Common Stock	Value of Common Stock	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
Balance as of September 30, 2012	24,372	722,345	(2,071)	1,376	(652,627)	69,023
Net income		—	—	—	4,988	4,988
Translation adjustment		—	—	247	—	247
Stock-based compensation	475	4,027	—	—	—	4,027
Stock option exercises	79	395	—	—	—	395
Issuance of common stock - ESPP	344	1,292	—	—	—	1,292
Issuance of common stock - ODPP	5	18	—	—	—	18
Issuance of common stock from stock sales	4,707	21,189	—	—	—	21,189
Balance as of September 30, 2013	29,982	749,266	(2,071)	1,623	(647,639)	101,179
Net income		—	—	—	4,852	4,852
Translation adjustment		—	—	214	—	214
Stock-based compensation	633	4,074	—	—	—	4,074
Stock option exercises	120	573	—	—	—	573
Issuance of common stock - ESPP	341	1,182	—	—	—	1,182
Issuance of common stock - ODPP	2	8	—	—	—	8
Issuance of common stock - Board of Directors	31	265	—	—	—	265
Balance as of September 30, 2014	31,109	755,368	(2,071)	1,837	(642,787)	112,347
Net income		—	—	—	63,100	63,100
Translation adjustment		—	—	(990)	—	(990)
Stock-based compensation	948	4,320	—	—	—	4,320
Purchase of treasury stock	(6,870)	—	(45,650)	—	—	(45,650)
Stock option exercises	290	1,409	—	—	—	1,409
Issuance of common stock - ESPP	121	493	—	—	—	493
Issuance of common stock - Board of Directors	78	413	—	—	—	413
Balance as of September 30, 2015	25,676	$762,003	$(47,721)	$847	$(579,687)	$135,442

The accompanying notes are an integral part of these consolidated financial statements.

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the Fiscal Years Ended September 30, 2015, 2014 and 2013
(in thousands)

	For the Fiscal Years Ended September 30,
	2015	2014	2013
Cash flows from operating activities:
Net income	$63,100	$4,852	$4,988
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion expense	2,952	8,518	8,688
Stock-based compensation expense	4,586	4,439	4,209
Deferred income taxes	24,080	(24,080)	—
Gain on sale of Photovoltaics Business	(86,958)	—	—
Gain on sale of Digital Products Business	(1,994)	—	—
Gain on sale of an investment	—	(307)	(4,800)
Provision adjustments related to doubtful accounts	556	245	119
Provision adjustments related to product warranty	838	2,114	2,914
Provision for losses on inventory purchase commitments	—	306	—
Change in fair value of financial instruments	(122)	(34)	(515)
Gain from change in estimate on ARO obligation	(845)	—	—
Reclassification of foreign currency translation adjustment	(744)	—	—
Net loss on disposal (gain) of equipment	237	(100)	—
Settlement of customer related warranty claim	(442)	—	—
Expiration of specific historical sales allowance	(345)	—	—
Adjustments of unrecognized gross tax benefits	(207)	—	—
Non-cash insurance proceeds	—	—	(16,134)
Gain on sale of assets	—	—	(338)
Total non-cash adjustments	(58,408)	(8,899)	(5,857)
Changes in operating assets and liabilities:
Accounts receivable	3,526	(3,290)	(4,967)
Inventory	(3,440)	5,481	2,016
Other assets	359	2,879	5,370
Accounts payable	(3,231)	3,113	(14,032)
Accrued expenses and other current liabilities	(5,823)	(3,135)	(9,623)
Total change in operating assets and liabilities	(8,609)	5,048	(21,236)
Net cash (used in) provided by operating activities	(3,917)	1,001	(22,105)
Cash flows from investing activities:
Proceeds from sale of Photovoltaics Business	149,936	—	—
Proceeds from sale of Digital Products Business	16,982	—	—
Cash proceeds from sale of investment	—	307	—
Cash proceeds from sale of equity method investment	—	—	4,800
Purchase of equipment	(2,799)	(3,001)	(7,242)
Deposits on equipment orders	—	—	(3)
Flood-related insurance proceeds from equipment	—	—	5,373
Proceeds from sale of assets	—	—	1,150
Decrease (increase) in restricted cash	1,107	(667)	(733)
Proceeds from disposal of property, plant and equipment	50	100	484
Net cash provided by (used in) investing activities	165,276	(3,261)	3,829
Cash flows from financing activities:
Payments on credit facilities	(26,518)	4,813	2,390
Repurchases of common stock	(45,650)	—	—
Proceeds from sale of common stock	—	—	21,189
Proceeds from stock plans	1,902	1,763	1,705
Net cash (used in) provided by financing activities	(70,266)	6,576	25,284
Effect of exchange rate changes on foreign currency	105	267	49
Net increase in cash and cash equivalents	91,198	4,583	7,057
Cash and cash equivalents at beginning of period	20,687	16,104	9,047
Cash and cash equivalents at end of period	$111,885	$20,687	$16,104

EMCORE CORPORATION
Consolidated Statements of Cash Flows
For the Fiscal Years Ended September 30, 2015, 2014 and 2013
(in thousands)

	For the Fiscal Years Ended September 30,
	2015	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$194	$429	$704
Cash paid during the period for income taxes	$938	$—	$15

NON-CASH INVESTING AND FINANCING ACTIVITIES
Forgiveness of capital lease and accounts payable	$—	$—	$10,761
Changes in accounts payable related to purchases of equipment	$514	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

EMCORE Corporation
Notes to our Consolidated Financial Statements

NOTE 1.	Description of Business

Business Overview

EMCORE Corporation and its subsidiaries (referred to herein as the “Company”, “we”, “our”, or “EMCORE”), established in 1984 as a New Jersey corporation, designs and manufactures Indium Phosphide (InP) optical chips, components, subsystems and systems for the broadband and specialty fiber optics market. EMCORE is a provider of optical components, as well complete end-to end solutions for high-speed communications network infrastructures enabling systems and service providers to meet growing demand for bandwidth and connectivity. EMCORE's advance optical technologies are designed for Cable Television (CATV), Fiber-To-The-Premises (FTTP) networks, telecommunications and data centers, satellite communications, aerospace and defense, wireless networks, and broadcast and professional audio/video systems. With its InP semiconductor wafer fabrication facility, EMCORE has fully vertically-integrated manufacturing capability and also provides contract design, foundry and component packaging services.

We currently have one reporting segment: Fiber Optics. Until the first quarter of 2015, we operated as two segments: Fiber Optics and Photovoltaics. EMCORE's Solar Photovoltaics business, which was sold in December 2014, provided products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells and complete satellite solar panels. In addition, EMCORE sold certain assets, and transferred certain liabilities, of the Company's telecommunications business, including the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business in January 2015. In addition to organic growth and development of our existing Fiber Optics market, we intend to pursue other strategies to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions. Accordingly, the Strategy Committee of the Board of Directors and our management may from time to time be engaged in evaluating potential strategic opportunities and may enter into definitive agreements with respect to, such transactions or other strategic alternatives.

Sale of Photovoltaics and Digital Products Businesses

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with SolAero Technologies Corporation ("SolAero") (formerly known as Photon Acquisition Corporation) pursuant to which SolAero agreed to acquire substantially all of the assets, and assume substantially all of the liabilities, primarily related to or used in connection with the Company's photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the "Photovoltaics Business" and, the sale of the Photovoltaics Business, the "Photovoltaics Asset Sale") for $150.0 million in cash, prior to a $0.1 million working capital adjustment pursuant to the Photovoltaics Agreement finalized and paid by EMCORE during the fiscal year ended September 30, 2015. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

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

On January 2, 2015, EMCORE and NeoPhotonics entered into Amendment No. 1 (the "APA Amendment") to the Digital Products Agreement dated October 22, 2014. Among other things, the APA Amendment revised the nature and timing of the financial deliverable requirements of the Company to NeoPhotonics under the original Digital Products Agreement. The assets sold pursuant to the Digital Products Agreement included certain fixed assets, inventory, accounts receivable and intellectual property for the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business. On January 2, 2015, EMCORE completed the sale of the Digital Products Business. On April 16, 2015, EMCORE and NeoPhotonics entered into an agreement to adjust the purchase price resulting in an adjusted balance of the Promissory Note of $15.5 million. On April 17, 2015, NeoPhotonics paid in full the outstanding balance of the Promissory Note of $15.5 million, plus accrued interest of $0.2 million.

The Photovoltaics Asset Sale and Digital Products Asset Sale are reported as discontinued operations. Also see Note 2 - Summary of Significant Accounting Policies and Note 4 - Discontinued Operations.

Sale of Fiber Optics-related Assets

On March 27, 2012, we entered into a Master Purchase Agreement with a subsidiary of Sumitomo Electric Industries, LTD (SEI), pursuant to which we agreed to sell certain assets and transfer certain obligations associated with our Fiber Optics business. On May 7, 2012, we completed the sale of these assets to SEI and recorded a gain of approximately $2.8 million. Under the terms of the Master Purchase Agreement, we agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we recorded this amount as a deferred gain on our balance sheet as of September 30, 2015 and 2014. SEI paid $13.1 million in cash and deposited approximately $2.6 million into escrow as security for indemnification obligations and any purchase price adjustments. During the fiscal year ended September 30, 2013, we resolved the purchase price contingencies resulting in the reduction of the purchase price by $1.1 million. The reduced purchase price is recorded as an offset to the escrow receivable of $2.6 million. There remains a deferred gain of $3.4 million related to our indemnification obligation to SEI and an escrow receivable of $1.9 million as of September 30, 2015, as claims were made under the Master Purchase Agreement against these balances prior to the end of the indemnification period in May 2014. We are not able to determine at this time the outcome of any potential settlements associated with the remaining claims and as a result have not recorded any related adjustments to the deferred gain amount.

In May 2012, we also entered into a separate facility lease and transition services agreement (TSA) with SEI related to financial services, supply chain, facility, and information infrastructure support functions to be provided by us. We believe the values assigned to the facility lease and TSA approximate fair value. During the fiscal years ended September 30, 2014 and 2013, we recognized $3.3 million and $2.8 million, respectively, related to TSA fees and facility rental income which was recorded as a benefit against operating expenses incurred for such services in discontinued operations.

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

Liquidity and Capital Resources

Historically, we have consumed cash from operations and incurred significant net losses. We have managed our liquidity position through sale of assets, a series of cost reduction initiatives, borrowings from our credit facility and capital markets transactions.

On June 15, 2015, we completed the modified "Dutch auction" tender offer (the "Tender Offer") and purchased 6.9 million shares of our common stock at a purchase price of $6.55 per share, for an aggregate cost of $45.0 million excluding fees and expenses. Repurchased common stock was recorded to treasury stock. The Company incurred costs of $0.7 million in connection with the Tender Offer, which were recorded to treasury stock.

As of September 30, 2015, cash and cash equivalents totaled $111.9 million and net working capital totaled approximately $128.0 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the fiscal year ended September 30, 2015, we earned net income of $63.1 million.

For the fiscal year ended September 30, 2015, the following changes to our liquidity occurred:

•
Sale of Photovoltaics Business: On December 10, 2014, we completed the sale of our Photovoltaics Business for$150.0 million in cash prior to working capital adjustments of $0.1 million. We believe these proceeds will provide us with working capital for fiscal year 2016 and beyond.

•
Sale of Digital Products Business: On January 2, 2015, we completed the sale of our Digital Products Business for $1.5 million in cash and an adjusted Promissory Note balance of $15.5 million. On April 17, 2015, NeoPhotonics paid in full the outstanding balance of the Promissory Note of $15.5 million, plus accrued interest of $0.2 million.

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank, National Association ("Wells Fargo"). The credit facility, as it has been amended through its seventh amendment, currently provides us with a revolving credit of up to $15.0 million through November 2018 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

On December 3, 2014, we entered into a Sixth Amendment to the credit facility, pursuant to which Wells Fargo agrees, to automatically release all encumbrances covering certain of the Company’s assets to be sold pursuant to the Photovoltaics Agreement and the Digital Products Agreement. In addition, on December 10, 2014 upon notice to Wells Fargo of the closing of the transaction contemplated by the Photovoltaics Agreement, the maximum borrowing allowed under the credit facility was reduced from $35.0 million to $15.0 million, and certain other changes to the borrowing base calculations went into effect. As of September 30, 2015, there were no amounts outstanding under the credit facility and the Company was in compliance with all financial covenants. As of September 30, 2015, the credit facility had approximately $0.9 million reserved for three stand-by letters of credit, leaving a remaining $8.6 million of borrowing available under the credit facility. As of December 14, 2015, there was no outstanding balance under this credit facility.

On November 10, 2015, we entered into a Seventh Amendment of the credit facility which extended the maturity date of the facility to November 2018, and adjusted the interest rate to LIBOR plus 2.5%.

NOTE 2.	Summary of Significant Accounting Policies

Principles of Consolidation: Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the assets, liabilities, shareholders' equity, and operating results of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We are not the primary beneficiary of, nor do we hold a significant variable interest in, any variable interest entity.

Prior Period Reclassifications: On December 10, 2014, we sold our Photovoltaics business to SolAero. On January 2, 2015, we sold our Digital Products Business to NeoPhotonics. The Photovoltaics Asset Sale and Digital Asset Sale are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations as discontinued operations. We have also reclassified the assets and liabilities that were sold to "assets of discontinued operations" and "liabilities of discontinued operations" within current and non-current assets and liabilities, respectively, on the consolidated balance sheet as of September 30, 2014. No Photovoltaics or Digital Products assets or liabilities that were sold remain on the consolidated balance sheet as of September 30, 2015. The financial results of the Photovoltaics Business and the Digital Products Business are presented as "discontinued operations" on the consolidated statements of operations and comprehensive income for the fiscal years ended September 30, 2015, 2014 and 2013. See Note 4 - Discontinued Operations for additional information. The notes to our consolidated financial statements relate to our continuing operations only, unless otherwise indicated.

Reclassification of prior period amounts related to discontinued operations as a result of the sale of the Photovoltaics and Digital Products Businesses have been made to conform to the current period financial statement presentation. There were no other reclassifications expect for amounts related to discontinued operations.

Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. The accounting estimates that require our most significant, difficult, and/or subjective judgments include:

•	the valuation of inventory, intangible assets, warrants and stock-based compensation;

•	the useful lives of assets and assessment of recovery of long-lived assets;

•	asset retirement obligations and contingencies, including litigation and indemnification-related;

•	the allowance for doubtful accounts and warranty accruals; and,

•	the valuation allowance for deferred tax assets.

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

Concentration of Credit Risk: Financial instruments that may subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Our cash and cash equivalents are held in safekeeping primarily with Wells Fargo. When necessary, we perform credit evaluations on our customers' financial condition and occasionally we request deposits in advance of shipping product to our customers. These financial evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment patterns, bad debt write-off experience, and financial review of the particular customer.

Cash and Cash Equivalents: Cash and cash equivalents consists primarily of bank deposits and highly liquid short-term investments with a maturity of three months or less at the time of purchase.

Restricted Cash: Restricted cash represents recently deposited cash that is temporarily restricted by our bank in accordance with the terms of the outstanding credit facility.

Accounts Receivable: We regularly evaluate the collectability of our accounts receivable and maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to meet their financial obligations to us. The allowance is based on the age of receivables and a specific identification of receivables considered at risk of collection. We classify charges associated with the allowance for doubtful accounts as selling, general, and administrative expense.

Inventory: Inventory is stated at the lower of cost or market, with cost being determined using the standard cost method that includes material, labor, and manufacturing overhead costs, which approximates weighted average cost. We write-down inventory once it has been determined that conditions exist that may not allow the inventory to be sold for its intended purpose or the inventory is determined to be excess or obsolete based on our forecasted future sales. The charge related to inventory write-downs is recorded as a cost of revenue. The majority of the inventory write-downs are related to inventory whose carrying value is in excess of net realizable value and on excess raw material components resulting from finished product obsolescence. We do not track the selling price of individual raw material components that have been previously written down or written off, since such raw material components usually are only a portion of the finished products and related sales price. We evaluate inventory levels at least quarterly against sales forecasts on a significant part-by-part basis, in addition to determining its overall inventory risk. We have incurred, and may in the future incur charges to write-down our inventory.

Property, Plant, and Equipment: Our property, plant, and equipment are recorded at cost. Plant and equipment are depreciated on a straight-line basis over the following estimated useful lives of the assets:

Estimated Useful Life
Equipment	—	three to ten years
Furniture and fixtures	—	five years
Computer hardware and software	—	five to seven years
Leasehold improvements	—	three to six years

Leasehold improvements are amortized over the lesser of the asset life or the lease term. Expenditures for repairs and maintenance are charged to expense as incurred. The costs for major renewals and improvements are capitalized and depreciated over their estimated useful lives of the related asset. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition and any resulting gain or loss is reflected in the consolidated statement of operations and comprehensive income.

Other intangible assets: Our intangible assets consists primarily of intellectual property that has been internally-developed or acquired. Acquired intangible assets include core technology, trademarks and trade names, and customer contracts. Intangible assets are amortized using the straight-line method over estimated useful lives that could range up to fifteen years.

Valuation of Long-lived Assets: Long-lived assets consist primarily of property, plant, and equipment, net and intangible assets. Since our long-lived assets are subject to amortization, we review these assets for impairment in accordance with the provisions of Accounting Standards Codification ("ASC") 360, Property, Plant, and Equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Our impairment testing of long-lived assets consists of determining whether the carrying amount of the long-lived asset (asset group) is recoverable, in other words, whether the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group) exceeds its carrying amount. The determination of the existence of impairment involves judgments that are subjective in nature and may require the use of estimates in forecasting future results and cash flows related to an asset or group of assets. In making this determination, we use certain assumptions, including estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, the length of service that assets will be used in our operations, and estimated salvage values.

Asset Retirement and Environmental Obligations: Pursuant to ASC 410, Asset Retirement and Environmental Obligations, an asset retirement obligation is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the fair value of the liability can reasonably be estimated. Upon initial recognition of an asset retirement obligation, a company increases the carrying amount of the long-lived asset by the same amount as the liability. Over time, the liabilities are accreted for the change in their present value through charges to operations costs. The initial capitalized costs are depleted over the useful lives of the related assets through charges to depreciation, and/or amortization. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling asset retirement obligations.

We have known asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. We previously completed a review of our asset retirement and environmental obligations and we recorded an asset retirement obligation with an offset to fixed assets totaling $1.8 million and $4.5 million as of September 30, 2015 and 2014, respectively. See Note 14 - Commitments and Contingencies for additional information.

Fair Value of Financial Instruments: We determine the fair value of our financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures.

Equity investments: We accounted for our equity investment in our Suncore Photovoltaic Technology Co., Ltd. ("Suncore") joint venture in accordance with ASC 323, Investments - Equity Method and Joint Ventures. An equity investment, in which we exercised significant influence but did not control and were not the primary beneficiary, was accounted for using the equity method. We regularly reviewed our investment to determine whether a decline in fair value below the cost basis was other than temporary. In our opinion, neither San'an Optoelectronics Co., Ltd. ("San'an") nor EMCORE held a controlling financial interest in Suncore because neither party had exclusive authority over decision-making related to significant ordinary course of business actions such as establishing a budget, compensation, and the hiring and firing of certain executive personnel. In June 2013, we entered into an agreement to sell our 40% registered ownership interest in Suncore to San'An for a purchase price of $4.8 million. The sale closed during the fourth quarter of fiscal 2013. See Note 4 - Discontinued Operations for additional information.

Revenue Recognition: Revenue is recognized upon shipment, provided persuasive evidence of a contract exists, the price is fixed, the product meets our customer's specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds. The majority of our products have shipping terms that are free on board or free carrier alongside (FCA) shipping point, which means that we fulfill our delivery obligation when the goods are handed over to the freight carrier at our shipping dock. This means the customer bears all costs and risks of loss or damage to the goods from that point. In certain cases, we pay for the cost of shipping and insurance to the customer's designated location but we invoice those costs to the customer. Under this arrangement, revenue is recognized under FCA shipping point terms. We account for shipping and related transportation costs by recording the charges that are invoiced to customers as revenue, with the corresponding cost recorded as cost of revenue. In those instances where inventory is maintained at a consigned location, revenue is recognized only when our customer pulls product for use and after title and ownership has transferred to the customer. Any warranty cost and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

Distributors: We use a number of distributors around the world and recognize revenue upon shipment of product to these distributors. Title and risk of loss pass to the distributors upon shipment, and our distributors are contractually obligated to pay us on standard commercial terms, just like direct customers. We do not sell to our distributors on consignment and, except in the event of product discontinuance, do not give distributors a right of return.

Contract Manufacturers: Prior to certain customers accepting product that is manufactured at one of our contract manufacturers, these customers require that they first qualify the product and manufacturing processes at our contract manufacturer. The customers' qualification process determines whether the product manufactured at our contract manufacturer achieves their quality, performance, and reliability standards. After a customer completes the initial qualification process, we receive approval to ship qualified product to that customer. As part of the manufacturing process at our contract manufacturers, the finished product is tested prior to shipment to the customer using the same criteria that our customer uses to test product it receives. Revenue is recognized upon shipment of customer-qualified product, provided persuasive evidence of a contract exists, the price is fixed, the product meets our customer's specifications, title and ownership have transferred to the customer, and there is reasonable assurance of collection of the sales proceeds.

Product Warranty Reserves: We provide our customers with limited rights of return for non-conforming shipments and warranty claims for certain products. Pursuant to ASC 450, Contingencies, we make estimates of product warranty expense using historical experience rates as a percentage of revenue and accrue estimated warranty expense as a cost of revenue. We estimate the costs of our warranty obligations based on historical experience of known product failure rates and anticipated rates of warranty claims, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product issues. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than needed, we may reverse a portion of such provisions in future periods.

Litigation Contingencies: We are subject to various legal proceedings, claims, and litigation, either asserted or unasserted that arise in the ordinary course of business. Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Should we fail to prevail in any legal matter or should several legal matters be resolved against the Company in the same reporting period, then the financial results of that particular reporting period could be materially affected.

Research and Development: Research and development costs are charged as an expense when incurred.

Stock-Based Compensation: Stock-based compensation expense is measured at the stock option grant date, based on the fair value of the award, and is recorded to cost of revenue, sales, general, and administrative, and research and development expense based on an employee's responsibility and function over the requisite service period. We use the Black-Scholes option-pricing model and the straight-line attribution approach to determine the fair value of stock-based awards in accordance with ASC 718, Compensation. This option-pricing model requires the input of highly subjective assumptions, including the option's expected life, the price volatility and risk-free interest rate of the underlying stock, and expected forfeitures.

Insurance Recoveries: Insurance recoveries related to impairment losses previously recorded and other recoverable expenses will be recognized up to the amount of our related loss or expense in the period that recoveries become realizable. Insurance recoveries under business interruption coverage and insurance gains in excess of amounts previously written off related to impaired inventory and equipment or in excess of other recoverable expenses previously recognized will be recognized when they become realizable and all contingencies have been resolved. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. As of September 30, 2015, we do not expect to receive any further insurance recoveries.

Foreign Exchange: We recognize gains and losses due to the effect of exchange rate changes on foreign currency primarily due to our operations in China. The assets and liabilities of our foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet dates, and the revenue and expense amounts are translated at the average rate during the applicable periods reflected on the consolidated statements of operations and comprehensive income. Foreign currency translation adjustments are recorded as other comprehensive income. Gains and losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange (loss) gain on our consolidated statements of operations and comprehensive income.

Income Taxes: In accordance with ASC 740, Income Taxes, deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. We record valuation allowances against all deferred tax assets for amounts which are not considered more likely to be realized.

Comprehensive Income: ASC 220, Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statement that is displayed with the same prominence as other financial statements. Our comprehensive income consists of both net income and foreign currency translation adjustments and it is presented in the accompanying consolidated statements of operations and comprehensive income.

Income (Loss) Per Share: We are required, in periods in which we have net income, to calculate basic and diluted income per share using the two-class method. The two-class method is required because our unvested restricted stock awards are considered participating securities as these securities have the right to receive dividends or dividend equivalents should we declare dividends on our common stock. Under the two-class method, during periods of net income, net income is first reduced for distributions declared on all classes of securities to arrive at undistributed earnings. The undistributed earnings are then allocated on a pro-rata basis between the common shareholders and participating securities holders. The weighted-average number of common shares and participating securities outstanding during the period is then used to calculate basic and diluted income per share.

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

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or of potential significance, to us other than those discussed below:

•
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This standard changes the criteria for reporting discontinued operations. Under the accounting standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when either it qualifies as held for sale, disposed of by sale, or disposed of other than by sale. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. While early adoption is allowed, we have determined that we would not early adopt and as a result this accounting standard update will be effective for our fiscal year beginning on October 1, 2015. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

•
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Under the new standard, recognition of revenue occurs the seller satisfies a performance obligation by transferring to the customer promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers to defer the effective date of implementation by one year. The new standard will be effective for us beginning October 1, 2018 and early adoption is permitted as of October 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We anticipate this standard will not have a material impact on our Consolidated Financial Statements.

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

•
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under this guidance, organizations that present a classified balance sheet are required to classify all deferred taxes as non-current assets or non-current liabilities. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The new standard will be effective for our fiscal year beginning October 1, 2018 and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

NOTE 4.	Discontinued Operations

Sale of Photovoltaics Business

On September 17, 2014, EMCORE entered into the Photovoltaics Agreement with SolAero pursuant to which the Company agreed to sell the Photovoltaics Business for $150.0 million in cash, subject to a working capital adjustment. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

The financial results of the Photovoltaics Business are reported as discontinued operations for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. In connection with this transaction, we sold net assets of $60.3 million to SolAero and incurred transaction costs of $2.7 million. During the fiscal year ended September 30, 2015, we recognized a gain of $56.8 million, net of tax on the sale of the Photovoltaics Business which is recorded within discontinued operations in the consolidated statements of operations and comprehensive income. During the fiscal year ended September 30, 2015, we made a payment of $0.1 million to SolAero to complete the working capital adjustment under the Photovoltaic Agreement. During the fiscal year ended September 30, 2015, we recognized gains of $0.4 million associated with the settlement of outstanding obligations on retained product warranties associated with the Photovoltaics Business.

We have classified the assets and liabilities that were sold as "assets of discontinued operations" and "liabilities of discontinued operations" within current and non-current assets and liabilities, respectively, on the consolidated balance sheets as of September 30, 2014. As of September 30, 2014, the carrying amount of goodwill related to the Photovoltaics Business was $20.4 million and this balance was reclassified to non-current assets of discontinued operations. No assets and liabilities of the Photovoltaics Business that were sold remain on the consolidated balance sheet as of September 30, 2015.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the Photovoltaics Business as of September 30, 2015 and 2014:

	As of	As of
(in thousands)	September 30, 2015	September 30, 2014
Assets of discontinued operations:
Accounts receivable, net of allowance of $0	$—	$17,827
Inventory	—	7,203
Prepaid expenses and other current assets	—	1,512
Current assets of discontinued operations	—	26,542

Property, plant and equipment, net	—	26,660
Goodwill	—	20,384
Other non-current assets, net	—	254
Non-current assets of discontinued operations	—	47,298
Total assets of discontinued operations	$—	$73,840
Liabilities of discontinued operations:
Accounts payable	$—	$4,640
Accrued expenses and other current liabilities	—	5,398
Current liabilities of discontinued operations	—	10,038

Asset retirement obligations	—	720
Non-current liabilities of discontinued operations	—	720
Total liabilities of discontinued operations	$—	$10,758

The following table presents the statements of operations for the discontinued operations of the Photovoltaics Business:

	For the Fiscal Years Ended September 30,
(in thousands)	2015	2014	2013
Revenue	$12,614	$73,226	$71,170
Cost of revenue	8,245	52,317	52,806
Gross profit	4,369	20,909	18,364
Operating expense	2,240	6,654	5,107
Other income	779	17	90
Gain on sale of equity method investment	—	—	4,800
Gain on sale of discontinued operations	86,958	—	—
Income from discontinued operations before income tax	89,866	14,272	18,147
Income tax expense	(28,700)	(5,412)	(4,536)
Income from discontinued operations, net of tax	$61,166	$8,860	$13,611

In March 2013, we sold certain solar assets and our ownership interest in Emcore Solar New Mexico (“ESNM”) to Suncore for $1.5 million. In June 2013, we entered into an agreement to transfer our 40% registered ownership interest in Suncore to San'an for a purchase price of $4.8 million. Upon completion of the share transfer, the Company recognized $3.3 million of deferred revenue from Suncore as well as the resulting gain of $4.8 million on our registered ownership interest which was recorded within discontinued operations.

Sale of Digital Products Business

On October 22, 2014, EMCORE entered into the Digital Products Agreement with NeoPhotonics pursuant to which the Company agreed to sell certain assets, and transferred certain liabilities of the Company's Digital Products Business to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain purchase price adjustments, consisting of $1.5 million in cash at closing and the Promissory Note. The Promissory Note provided that it would bear interest of 5.0% per annum for the first year and 13.0% per annum for the second year, payable semi-annually in cash, and would mature two years from the closing of the transaction. In addition, the Promissory Note was subject to prepayments under certain circumstances, and is secured by certain of the assets sold to NeoPhotonics in the transaction.

On January 2, 2015, EMCORE and NeoPhotonics entered into the APA Amendment. Among other things, the APA Amendment revised the nature and timing of the financial deliverable requirements of the Company to NeoPhotonics under the original Digital Products Agreement. The assets sold pursuant to the Digital Products Agreement included certain fixed assets, inventory, accounts receivable and intellectual property for the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business. On January 2, 2015, EMCORE completed the sale of the Digital Products Business. On April 16, 2015, EMCORE and NeoPhotonics entered into an agreement to adjust the purchase price resulting in an adjusted balance of the Promissory Note of $15.5 million. On April 17, 2015, NeoPhotonics paid in full the outstanding balance of the Promissory Note of $15.5 million, plus accrued interest of $0.2 million.

The financial results of the Digital Products Business are reported as discontinued operations for the fiscal years ended September 30, 2015, 2014 and 2013. In connection with this transaction, we sold net assets of $13.3 million to NeoPhotonics and incurred transaction costs of $1.6 million. During the fiscal year ended September 30, 2015, we recognized a gain of $2.0 million on the sale of the Digital Products Business which is recorded within discontinued operations in the consolidated statements of operations and comprehensive income.

We have classified the assets and liabilities that were sold within the descriptions "assets of discontinued operations" and "liabilities of discontinued operations" within current and non-current assets and liabilities, respectively, on the consolidated balance sheet as of September 30, 2014. No assets or liabilities from the Digital Products Business remain on the consolidated balance sheet as of September 30, 2015.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the Digital Products Business as of September 30, 2015 and 2014:

	As of	As of
(in thousands)	September 30, 2015	September 30, 2014
Assets held for sale:
Accounts receivable, net of allowance of $0 and $17, respectively	$—	$14,268
Inventory	—	3,225
Prepaid expenses and other current assets	—	30
Current assets of discontinued operations	—	17,523

Property, plant and equipment, net	—	7,881
Other intangible assets, net	—	1,060
Non-current assets of discontinued operations	—	8,941
Total assets of discontinued operations	$—	$26,464
Liabilities held for sale:
Accounts payable	—	10,848
Accrued expenses and other current liabilities	—	38
Current liabilities of discontinued operations	$—	$10,886

The following table presents the statements of operations for the discontinued operations of the Digital Products Business:

	For the Fiscal Years Ended September 30,
(in thousands)	2015	2014	2013
Revenue	$11,944	$46,038	$36,006
Cost of revenue	9,107	46,387	38,438
Gross profit (loss)	2,837	(349)	(2,432)
Operating expense	2,800	12,683	12,870
Flood-related insurance proceeds	—	—	(11,210)
Gain on sale of discontinued operations	1,994	—	—
Income (loss) from discontinued operations before income tax	2,031	(13,032)	(4,092)
Income tax benefit	2,175	4,942	1,023
Income (loss) from discontinued operations	$4,206	$(8,090)	$(3,069)

During the fiscal year ended September 30, 2013, we recorded flood-related insurance proceeds of $11.2 million within discontinued operations. See Note 11 - Impact of Thailand Flood for additional information.

NOTE 5.	Fair Value Accounting

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

•
Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the assets or liabilities, either directly or indirectly, through market corroboration, for substantially the full term of the financial instrument.

•	Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets or liabilities at fair value.

Classification of an asset or liability within this hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The following table lists our financial assets and liabilities that are measured at fair value on a recurring basis:

Fair Value Measurement
(in thousands)	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Remaining Inputs	Significant Unobservable Inputs	Total
As of September 30, 2015
Assets:
Cash and cash equivalents	$111,885	—	—	$111,885
Restricted cash	375	—	—	375
As of September 30, 2014
Assets:
Cash and cash equivalents	$20,687	—	—	$20,687
Restricted cash	1,482	—	—	1,482
Liabilities:
Warrant liability	—	122	—	122

Cash consists primarily of bank deposits or, highly liquid short-term investments with a maturity of three months or less at the time of purchase. Restricted cash represents temporarily restricted deposits held as compensating balances against short-term borrowing arrangements.

As of September 30, 2014, warrants representing the right to purchase 400,001 shares, of our common stock were outstanding. Since the warrants expired on April 1, 2015, no warrants were outstanding as of September 30, 2015. All of our warrants met the classification requirements for liability accounting pursuant to ASC 815, Derivatives and Hedging. Historically, recording the change in the fair value of our warrants impacted our statements of operations and comprehensive income and was primarily due to the change in the closing price of our common stock.

Assumptions used in Monte Carlo Option Valuation Model	Warrants issued on October 1, 2009
	As of September 30, 2015	As of September 30, 2014
Number of warrants issued	—	400,001
Expiration date	—	4/1/2015
Exercise price	—	$6.76 - $9.44
Expected dividend yield	—	—
Expected stock price volatility	—	51.71%
Risk-free interest rate	—	0.30%
Expected term (in years)	—	0.5
Total warrant valuation	—	$121,667

The carrying amounts of accounts receivable, prepaid expenses and other current assets, borrowings from our credit facility, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

Impairment tests related to our long-lived assets involves comparing fair value to carrying amount. See Note 8 - Property, Plant and Equipment for disclosures related to recent long-lived asset impairment tests.

NOTE 6.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	September 30, 2015	September 30, 2014
Accounts receivable, gross	$17,781	$12,885
Allowance for doubtful accounts	(462)	(116)
Accounts receivable, net	$17,319	$12,769

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

The following table summarizes the changes in the allowance for doubtful accounts within accounts receivable:

Allowance for Doubtful Accounts (in thousands)	For the Fiscal Years Ended September 30,
	2015	2014	2013
Balance at beginning of period	$116	$22	$108
Provision adjustment - expense, net of recoveries	556	54	—
Write-offs and other adjustments - additions (deductions) to receivable balances	(210)	40	(86)
Balance at end of period	$462	$116	$22

NOTE 7.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	September 30, 2015	September 30, 2014
Raw materials	$9,261	$7,255
Work in-process	3,207	4,403
Finished goods	4,662	3,986
Inventory	$17,130	$15,644

NOTE 8.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	September 30, 2015	September 30, 2014
Equipment	$24,913	$23,185
Furniture and fixtures	1,109	1,109
Computer hardware and software	2,177	2,026
Leasehold improvements	1,480	5,576
Construction in progress	875	49
Property, plant, and equipment, gross	30,554	31,945
Accumulated depreciation	(21,629)	(21,499)
Property, plant, and equipment, net	$8,925	$10,446

During fiscal 2015, as a result of a revision in the estimated amount of cash flows for asset retirement obligations ("ARO") relating to the extension of the Alhambra facility leases and changes in the required restoration efforts, the Company reduced its ARO liability by $2.9 million with an offsetting reduction to leasehold improvements of $2.1 million, net ($4.0 million of leasehold improvements and $1.9 million of accumulated depreciation) and recorded a gain from change in estimate on ARO obligation of $0.8 million. Also see Note 14 - Commitments and Contingencies.

Depreciation expense totaled $2.1 million, $2.5 million and $2.4 million during the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Impairment Testing
The impairment tests for our long-lived assets involve comparing fair value to the carrying amount. If the carrying value of the long-lived assets (asset group) exceeds the estimated undiscounted cash flows expected to be generated by the assets, impairment may exist. We derive fair value using both a guideline public company valuation method, a market based approach, and on a lesser extent, the discounted cash flow valuation method, an income based approach. A guideline public company valuation method entails a comparison to publicly traded companies within similar industry, product lines, market, growth, margins and risk and is generally based on published data regarding the public companies' stock price, revenue, and earnings. The discounted cash flow valuation method is based on discounted cash flow models using assumptions about revenue growth rates, appropriate discount rates relative to risk, and estimates of terminal value.

As of September 30, 2014 and 2013, we performed an impairment test on long-lived assets. The impairment test was triggered by a change in long-term financial and cash flow forecasts. The impairment testing indicated that no impairment existed and that future undiscounted cash flows exceeded the carrying value.

As of September 30, 2015, we performed an impairment test on long-lived assets. The impairment test was triggered by continued losses from operations realized in fiscal year 2015. The impairment testing indicated that no impairment existed and that future undiscounted cash flows exceeded the carrying value.

The Company will assess its long-lived assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

NOTE 9.	Intangible Assets

The following table sets forth the carrying value of intangible assets:

(in thousands)	As of September 30, 2015			As of September 30, 2014
	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Patents	$3,274	(3,274)	$—	$4,697	(4,615)	$82
Total	$3,274	$(3,274)	$—	$4,697	$(4,615)	$82

Amortization expense related to intangible assets is included in selling, general, and administrative expense on our statement of operations and comprehensive income.

See Note 8 - Property, Plant and Equipment, for discussion on impairment.

NOTE 10.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	September 30, 2015	September 30, 2014
Compensation	$3,036	$1,797
Warranty	1,664	2,285
Termination fee	2,775	2,775
Professional fees	1,147	2,181
Customer deposits	133	593
Deferred revenue	65	97
Self insurance	606	1,470
Income and other taxes	1,038	1,433
Loss on sale contracts	—	119
Severance and restructuring accruals	1,448	1,317
Loss on inventory purchase commitments	—	306
Other	1,190	836
Accrued expenses and other current liabilities	$13,102	$15,209

Compensation: As of September 30, 2015, compensation liabilities were higher compared to the prior year due to additional accruals for the Company's new bonus plans and higher headcount.

Professional Fees: As of September 30, 2015, professional fees included legal fees associated with on-going litigation.
As of September 30, 2014, professional fees included transaction costs of $1.8 million associated with the sale of the Photovoltaics Business.

Income and other taxes: For the fiscal year ended September 30, 2015, the Company reported $2.2 million of income tax benefit from continuing operations losses and $26.5 million of income tax expense within income from discontinued operations. For the fiscal year ended September 30, 2014, the Company reported $24.6 million of income tax benefit from continuing operations losses and $0.5 million of income tax expense within income from discontinued operations. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations.

During the fiscal year ended September 30, 2015, the Company utilized $24.1 million of deferred tax assets. The Company expects to make a payment for alternative minimum taxes and the remaining income tax expense will be offset mainly through utilization of $24.1 million of deferred tax assets and net operating loss carry forwards. Also see Note 13 - Income and other Taxes.

Severance and restructuring accruals: On November 15, 2013, Mr. Chris Larocca notified the Board of Directors of his decision to resign as the Company's Chief Operating Officer, effective as of November 30, 2013. The Company recorded a charge of $0.5 million in the fiscal year ended September 30, 2014 related to the separation agreement entered into as part of Mr. Larocca's resignation.

On September 17, 2014, Dr. Hong Q. Hou announced he would resign as the Company's Chief Executive Officer, effective as of January 2, 2015 or, if later, fifteen days following the date on which the Company hires a successor Chief Executive Officer. The Company and Dr. Hou entered into a separation agreement and general release, dated September 17, 2014 (Dr. Hou 's Separation Agreement), which includes mutual releases by Dr. Hou and the Company of all claims related to Dr. Hou's employment and service relationship with, and termination of employment and service from, the Company. Dr. Hou's Separation Agreement provides for among other things, the continuation of his base salary for 86 weeks, benefits for 18 months, outplacement services for a period of not more than one year and with a value not in excess of $15,000 and immediate vesting of all his outstanding non-vested equity awards. These payments are not contingent upon any future service by Dr. Hou. The Company recorded a charge of approximately $0.8 million in the fiscal year ended September 30, 2014 related to Dr. Hou's Separation Agreement.

On December 10, 2014, Monica Van Berkel announced she would resign as the Company's Chief Administrative Officer, effective as of January 2, 2015. The Company and Ms. Van Berkel entered into a separation agreement and general release, dated December 10, 2014 (Ms. Van Berkel 's Separation Agreement), which includes mutual releases by Ms. Van Berkel and the Company of all claims related to Ms. Van Berkel's employment and service relationship with, and termination of employment and service from, the Company. Ms. Van Berkel's Separation Agreement provides for among other things, the continuation of her base salary for 74 weeks, benefits for 18 months, outplacement services for a period of not more than one year and with a value not in excess of $15,000 and immediate vesting of all her outstanding non-vested equity awards. These payments are not contingent upon any future service by Ms. Van Berkel. The Company recorded a charge of approximately $0.6 million in the fiscal year ended September 30, 2015 related to Ms. Van Berkel's Separation Agreement.

On December 10, 2014, Alfredo Gomez announced he would resign as the Company's General Counsel and Secretary, effective as of February 13, 2015 or, if later, following the date on which the Company hires a successor in-house counsel. The Company and Mr. Gomez entered into a separation agreement and general release, dated December 10, 2014 (Mr. Gomez's Separation Agreement), which includes mutual releases by Mr. Gomez and the Company of all claims related to Mr. Gomez's employment and service relationship with, and termination of employment and service from, the Company. Mr. Gomez's Separation Agreement provides for among other things, the continuation of his base salary for 68 weeks, benefits for 18 months outplacement services for a period of not more than one year and with a value not in excess of $15,000 and immediate vesting of all his outstanding non-vested equity awards. These payments are not contingent upon any future service by Mr. Gomez. The Company recorded a charge of approximately $0.5 million in the fiscal year ended September 30, 2015 related to Mr. Gomez's Separation Agreement.

In connection with the closing of the sale of the Digital Products Business, we accrued for the remaining lease costs of our Newark, California facility through the lease termination of May 2016. Included in the discontinued operations for the fiscal year ended September 30, 2015, was $0.7 million related for the remaining lease costs.

Our severance and restructuring-related accruals specifically relates to the separation agreements discussed above and non-cancelable obligations associated with an abandoned leased facility. Expense related to severance and restructuring accruals is included in selling, general, and administrative expense on our statement of operations and comprehensive income. The following table summarizes the changes in the severance and restructuring-related accrual accounts:

(in thousands)	Severance-related accruals	Restructuring- related accruals	Total
Balance as of September 30, 2013	$523	$78	$601
Expense - charged to accrual	1,776	—	1,776
Payments and accrual adjustments	(982)	(78)	(1,060)
Balance as of September 30, 2014	1,317	—	1,317
Expense - charged to accrual	1,216	737	1,953
Payments and accrual adjustments	(1,423)	(399)	(1,822)
Balance as of September 30, 2015	$1,110	$338	$1,448

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
The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the Fiscal Years Ended September 30,
(in thousands)	2015	2014	2013
Balance at beginning of period	$2,816	$3,881	$3,100
Provision for product warranty - expense	838	1,308	2,619
Adjustments and utilization of warranty accrual	(1,990)	(2,373)	(1,838)
Balance at end of period	$1,664	$2,816	$3,881
Current portion	$1,664	$2,285	$3,350
Non-current portion	—	531	531
Product warranty liability at end of period	$1,664	$2,816	$3,881

NOTE 11.	Impact from Thailand Flood

In October 2011, we announced that flood waters had severely impacted the inventory and production operations of our primary contract manufacturer in Thailand. The impacted areas included certain product lines for the Digital Products Business and CATV businesses. We rebuilt the impacted production lines at other locations, including an alternative facility of our contract manufacturer in Thailand, as well as our own manufacturing facilities in the United States and China.

During the fiscal year ended September 30, 2013, we recorded flood-related insurance proceeds of $7.8 million in the form of forgiveness of $0.2 million of outstanding capital lease obligations, $1.0 million of outstanding payables and $6.6 million in the form of a receivable, which was paid in cash. No additional flood-related insurance proceeds associated with this event are anticipated. See Note 4 - Discontinued Operations for additional information.

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

On November 10, 2015, we entered into a Seventh Amendment of the credit facility which extended the maturity date of the facility to November 2018, and adjusted the interest rate to LIBOR plus 2.5%.

As of September 30, 2015, there was no amounts outstanding under this credit facility and the Company was in compliance with all financial covenants. Also as of September 30, 2015, the credit facility had approximately $0.9 million reserved for three stand-by letters of credit and $8.6 million available for borrowing.

NOTE 13.	Income and other Taxes

The Company's loss from continuing operations before income taxes consisted of the following:

(Loss) income from continuing operations before income taxes	For the Fiscal Years Ended September 30,
(in thousands)	2015	2014	2013
Domestic	$(5,713)	$(19,792)	$(8,095)
Foreign	1,250	(676)	(852)
Loss from continuing operations before income taxes	$(4,463)	$(20,468)	$(8,947)

The Company's income tax (benefit) expense consisted of the following:

Income tax benefit	For the Fiscal Years Ended September 30,
(in thousands)	2015	2014	2013
Federal:
Current	$—	$—	$—
Deferred	(1,835)	(21,285)	(2,752)
	(1,835)	(21,285)	(2,752)
State:
Current	—	—	—
Deferred	(356)	(2,454)	(317)
	(356)	(2,454)	(317)
Foreign:
Current	—	—	—
Deferred	—	(811)	(324)
	—	(811)	(324)
Total income tax benefit	$(2,191)	$(24,550)	$(3,393)

EMCORE Corporation is incorporated in the state of New Jersey. A reconciliation of the provision for income taxes, with the amount computed by applying the statutory U.S. federal and state income tax rates to continuing operations income before provision for income taxes is as follows:

Provision for Income Taxes	For the Fiscal Years Ended September 30,
(in thousands)	2015	2014	2013
Income tax benefit computed at U.S. federal statutory rate	$(1,518)	$(6,959)	$(3,042)
State tax expense benefit, net of U.S. federal effect	(356)	(776)	(317)
Foreign tax rate differential	(269)	1,041	(34)
Release of valuation allowance-domestic	—	(17,856)	—
Other	108	—	—
Change in valuation allowance	(156)	—	—
Income tax benefit	$(2,191)	$(24,550)	$(3,393)
Effective tax rate	49.1%	119.9%	37.9%

Significant components of our deferred tax assets are as follows:

Deferred Tax Assets	As of September 30, 2015	As of September 30, 2014
(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$147,704	$155,741
Foreign net operating loss carryforwards	66	646
Income tax credit carryforwards	3,033	2,641
Inventory reserves	2,283	4,439
Accounts receivable reserves	149	51
Accrued warranty reserve	587	1,171
State net operating loss carryforwards	9,527	10,454
Stock compensation	2,837	3,300
Deferred compensation	1,080	1,647
Fixed assets and intangibles	1,646	10,501
Capital loss carryover	—	10,565
Other	1,388	1,868
Total deferred tax assets	170,300	203,024
Valuation allowance	(170,300)	(178,944)
Net deferred tax assets	$—	$24,080

At September 30, 2014, the Company determined that it was more likely than not that certain deferred tax assets would be realized upon the sale of the Photovoltaic Business in fiscal year 2015. As a result, a net deferred tax valuation allowance release of $24.6 million was recorded as an income tax benefit during fiscal year 2014. The sale of the Photovoltaic Business closed on December 10, 2014 and the Company realized a gain on the transaction.

During the fiscal year ended September 30, 2015, the Company utilized the $24.6 million of deferred tax assets. The Company paid alternative minimum taxes of $0.6 million during the fiscal year ended September 30, 2015 and the remaining income tax expense will be offset mainly through utilization of $24.1 million of capital loss and utilization of net operating loss carry forwards.
For the fiscal years ended September 30, 2015, 2014 and 2013, the Company recorded income tax benefit from continuing operations losses of approximately $2.2 million, $24.6 million and $3.4 million, respectively. For the fiscal years ended September 30, 2015, 2014 and 2013, the Company recorded income tax expense within discontinued operations of approximately $26.5 million, $0.5 million and $3.5 million, respectively. In the fiscal year ended September 30, 2015, the income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740.

For fiscal years ended September 30, 2015, 2014 and 2013, the effective tax rate on continuing operations was 49.1%, 119.9% and 37.9%, respectively. The lower tax rate for fiscal year 2015 was primarily due to permanent differences, state tax benefits, foreign tax rate differentials, and release of state taxes associated with uncertain tax positions. The higher tax rate for fiscal year 2014 was mainly attributable to the partial release of the valuation allowance. The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.
We have not provided for U.S. federal and state income taxes on non-U.S. subsidiaries undistributed earnings as of September 30, 2015 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries.
All remaining deferred tax assets will have a full valuation allowance at September 30, 2015. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criteria, mandated by ASC 740, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the fiscal year ended September 30, 2015, we decreased previously recorded unrecognized tax benefits by $0.2 million, of which $0.1 million was recognized in income tax benefit from continuing operations and $0.1 million was recognized in income tax expense from discontinued operations. During the fiscal years ended September 30, 2014 and 2013, there were no material increases or decreases in unrecognized tax benefits. As of September 30, 2015 and 2014, we had approximately $0.3 million and $0.4 million, respectively, of interest and penalties accrued as tax liabilities on our balance sheet.

As of September 30, 2015, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $434.4 million which begin to expire in 2021. As of September 30, 2015, the Company had foreign net operating loss carryforwards of $0.5 million which began to expire in 2019, as well as state net operating loss carryforwards of approximately $243.0 million which began to expire in 2015. As of September 30, 2015, the Company also had tax credits (primarily foreign income and U.S. research and development tax credits) of approximately $3.0 million. The research credits will begin to expire in 2018. Utilization of net operating loss and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. The Company prepared an Internal Revenue Code 382 analysis to determine the annual limitations on the Company's consolidated net operating loss carryforwards. As a result of the $434.4 million of U.S. net operating loss carryforwards, approximately $247.3 million is subject to an annual limitation and $187.1 million of the net operating losses are not subject to an annual limitation. Such annual limitations could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

A reconciliation of the beginning and ending amount of unrecognized gross tax benefits is as follows:

Unrecognized Gross Tax Benefit (in thousands)
Balance as of September 30, 2013	$620
Adjustments based on tax positions related to the current year	—
Adjustments based on tax positions of prior years	—
Balance as of September 30, 2014	620
Adjustments based on tax positions related to the current year	—
Adjustments based on tax positions of prior years	(207)
Balance as of September 30, 2015	$413

We believe that it is reasonably possible that all of the uncertain tax position will be paid or settled within the next 12 months. We file income tax returns in the U.S. federal, state, and local jurisdictions. In April 2015 the IRS completed its exam of the September 30, 2012 tax return and the Company was notified there were no changes to the originally filed return. There are no state income tax returns under examination. The following tax years remain open to assessment for each of the more significant jurisdictions where we are subject to income taxes: after fiscal year 2012 for the U.S. federal, after fiscal year 2011 for the State of New Mexico, and after fiscal year 2010 for the state of California.

Included in discontinued operations during the fiscal years ended September 30, 2015, 2014 and 2013 were $0.2 million, $0.8 million and $1.8 million, respectively, of New Mexico incentive tax credits received. The amount received was allocated to cost of goods sold, selling, general and administrative and research and development expense primarily based on the number of employees allocated to the related departments. These credits resulted in cash refunds and a reduction of future payroll and compensation taxes.

NOTE 14.	Commitments and Contingencies

Leases: Estimated future minimum lease payments under non-cancelable operating leases with an initial or remaining term of one year or more are $1.0 million and $0.4 million for the fiscal years ended September 30, 2016 and 2017, respectively.

Operating Lease Obligations: We lease certain land, facilities, and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $1.3 million, $1.7 million and $2.3 million for the fiscal years ended September 30, 2015, 2014 and 2013 respectively. There are no off-balance sheet arrangements other than our operating leases.

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

In future periods, the asset retirement obligation is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment will be recorded to both the asset retirement obligation and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in estimated retirement costs, and changes in the estimated timing of settling asset retirement obligations. The fair value of our asset retirement obligations were estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 5.78%. There were no asset retirement obligations settled during the fiscal year ended September 30, 2015 and 2014. Accretion expense of $0.1 million, $0.2 million and $0.2 million was recorded during the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

EMCORE leases a major facility in Alhambra, California covering six buildings where manufacturing, research and development, and general and administrative work is provided. Several leases related to these facilities, expired in 2011, and are being maintained on a month-to-month basis. In November 2014, a new lease for four of the six buildings was signed which was retroactively effective on October 1, 2014. The new lease extended the terms of the lease for three years plus a three year option to extend the lease and clarified the obligations and restoration work necessary to restore the buildings back to the requirements in the lease.

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

During the year ended September 30, 2015, the Company completed an analysis of the new Alhambra lease and revised its estimated future cash flows of its asset retirement obligations. The analysis required estimating the probability or likelihood that the Company will be required to remove certain infrastructure and restore the leased properties as set forth in the new lease, and the timing and amount of those future costs. The analysis resulted in the downward revision of the Company’s asset retirement obligation liability. This change in the estimated cash flows resulted in a reduction in the asset retirement obligations liability by $2.9 million with an offsetting reduction to property, plant, and equipment, net of $2.1 million, and a gain from change in estimate of ARO obligation of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the asset retirement obligations were established. The amount of the remaining reduction to the asset retirement obligations was recorded as a reduction to operating expenses.

The following table summarizes asset retirement obligations activity:

Asset Retirement Obligations	September 30,
(in thousands)	2015
Balance at September 30, 2014	$4,543
Accretion expense	110
Revision in estimated cash flows	(2,879)
Balance at end of period	$1,774

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations. On September 19, 2013, we received written notice from a customer of our broadband products requesting indemnification relating to a lawsuit brought against them alleging patent infringement of a system incorporating our product. As of September 30, 2015, there has been no resolution to this claim.

In March 2012, we entered into a Master Purchase Agreement with SEI, pursuant to which we agreed to sell certain assets and transfer certain obligations. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we recorded this amount as a deferred gain on our balance sheet as of September 30, 2015 and 2014 as a result of these contingencies. In April 2013, May 2013 and May 2014, we received letters from SEI asserting indemnification claims under the Master Purchase Agreement. As of September 30, 2015, there has been no resolution to these claims. See Note 1 - Description of Business for additional disclosures related to this asset sale and below for additional disclosures related to the claims.

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

b) Sumitomo Electric Industries Ltd.

On September 23, 2014, SEI, filed for arbitration against EMCORE, as required under the Master Purchase Agreement between the parties. SEI seeks $47.5 million from EMCORE, relating to claims for quality issues, expenses related to subpoenas issued in litigation against a vendor and customers of SEDU, a claim that EMCORE made fraudulent or negligent misrepresentations to SEI in the Master Purchase Agreement, and other breach of contract claims. We believe that the claims in this matter are without merit and we intend to defend ourselves vigorously against them. However, we cannot be certain as to its outcome, or that an adverse decision in such action will be reached and would have a material adverse effect on our business, financial condition, results of operation or cash flows. On November 14, 2014, EMCORE answered SEI’s complaint and asserted several legal defenses.

NOTE 15.	Equity

Common Stock Repurchase
In April 2015, EMCORE's Board of Directors authorized the Company to repurchase $45.0 million of shares of its common stock. On May 15, 2015, we announced the commencement of a modified "Dutch auction" tender offer to purchase for cash shares of our common stock (the "Tender Offer"). On June 15, 2015, we completed the Tender Offer and purchased 6.9 million shares of our common stock at a purchase price of $6.55 per share, for an aggregate cost of $45.0 million excluding fees and expenses. Repurchased common stock was recorded to treasury stock. The Company incurred costs of $0.7 million in connection with the Tender Offer, which were recorded to treasury stock.

Stock Sales
During August 2012, we filed a shelf registration statement on Form S-3 with the SEC pursuant to which we could, from time to time, sell up to an aggregate of $50 million of our common or preferred stock, warrants or debt securities. On August 23, 2012, the registration statement was declared effective by the SEC, which allowed us to access the capital markets for the three year period following this effective date as long as we continue to meet the eligibility requirements for the use of Form S-3. On October 3, 2012, we sold 1,832,410 shares of common stock for net proceeds of $9.5 million. In addition, on September 18, 2013, we sold 2,875,000 shares of common stock for net proceeds of $11.7 million.

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

The following table summarizes stock option activity under the Equity Plans for the fiscal year ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2014	1,431,190	$19.06
Granted	37,350	$6.23
Exercised	(289,467)	$4.82		$305
Forfeited	(9,227)	$5.28
Expired	(473,387)	$22.01
Outstanding as of September 30, 2015	696,459	$22.47	2.91	$436
Exercisable as of September 30, 2015	651,732	$23.60	2.48	$395
Vested and expected to vest as of September 30, 2015	687,048	$22.70	2.82	$428

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the fiscal year ended September 30, 2014 and 2013, the intrinsic value of options exercised was $100,000 and $94,000.

As of September 30, 2015, there was approximately $0.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 4.1 years.

On December 10, 2014, in connection with the sale of the Photovoltaics Business, which constituted a change in control, the terms of approximately 56,000 stock options for approximately 80 employees were modified to include accelerated vesting effective as of that date. The total incremental benefit resulting from the modifications was approximately $0.2 million and is included in the Company's income from discontinued operations, net of tax, for the year ended September 30, 2015.

Valuation Assumptions
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the Fiscal Years Ended September 30,
	2015	2014	2013
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%	—%
Expected stock price volatility rate	66.1%	92.8%	96.7%
Risk-free interest rate	1.8%	1.9%	1.2%
Expected term (in years)	6.0	6.0	6.0

Weighted average grant date fair value per share of stock options granted:	$3.73	$3.53	$3.45

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

The following table summarizes the activity related to RSUs for the fiscal year ended September 30, 2015:

Restricted Stock Activity	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2014	966,579	$4.71
Granted	524,150	$5.38
Vested	(873,183)	$4.74
Forfeited	(47,315)	$4.89
Non-vested as of September 30, 2015	570,231	$5.26

As of September 30, 2015, there was approximately $2.1 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.0 years. The 0.6 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $3.9 million and a weighted average remaining contractual term of 1.2 years. For the fiscal years ended September 30, 2015, 2014 and 2013, the intrinsic value of RSUs vested was $4.6 million, $2.4 million and $1.2 million, respectively. Of the 0.6 million outstanding non-vested RSUs at September 30, 2015, approximately 0.5 million are expected to vest and have an aggregate intrinsic value of approximately $3.7 million and a weighted average remaining contractual term of 1.2 years. For the fiscal years ended September 30, 2014 and 2013, the weighted average grant date fair value of RSUs granted was $4.89 and $4.63, respectively.

On December 10, 2014, in connection with the sale of the Photovoltaics Business, which constituted a change in control, the terms of approximately 147,000 RSUs for approximately 80 employees were modified to include accelerated vesting effective as of that date. The total incremental expense resulting from the modifications was approximately $49,000 and is included in the Company's income from discontinued operations, net of tax, for the year ended September 30, 2015. In total, approximately 0.3 million RSU's vested due to change in control provisions.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the Fiscal Years Ended September 30,
(in thousands)	2015	2014	2013
Employee stock options	$194	$135	$293
Restricted stock awards and units	2,658	1,683	1,343
Employee stock purchase plan	143	289	329
401(k) match in common stock	284	513	513
Outside director fees in common stock	341	367	166
Total stock-based compensation expense	$3,620	$2,987	$2,644

Stock-based Compensation Expense - by expense type	For the Fiscal Years Ended September 30,
(in thousands)	2015	2014	2013
Cost of revenue	$341	$466	$562
Selling, general, and administrative	2,847	1,912	1,382
Research and development	432	609	700
Total stock-based compensation expense	$3,620	$2,987	$2,644

For the fiscal years ended September 30, 2015, 2014 and 2013, total stock-based compensation expense did not agree with the amount listed on our statements of shareholders' equity primarily due to the timing difference between the expense accrued and the issuance of common stock for the payment of outside directors fees and our 401(k) company match and due to reclassification of stock-based compensation expense related to discontinued operations.

The stock based compensation expense above relates to continuing operations. Included within discontinued operations is $1.0 million, $1.5 million, and $1.6 million of stock based compensation expense for the fiscal years ended September 30, 2015 and 2014 and 2013, respectively.

Capital Stock
Our authorized capital stock consists of 50 million shares of common stock, no par value, and 5,882,000 shares of preferred stock, $0.0001 par value. As of September 30, 2015, we had 32.6 million and 25.7 million shares of common stock issued and outstanding, respectively. There were no shares of preferred stock issued or outstanding as of September 30, 2015.

Warrants
As of September 30, 2014, warrants representing the right to purchase 400,001 shares, of our common stock were outstanding. Since the warrants expired on April 1, 2015, no warrants were outstanding as of September 30, 2015. See Note 5 - Fair Value Accounting for additional information related to the valuation of our warrants.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions were made in common stock through June 2015 and since then have been made in cash. For the fiscal years ended September 30, 2015, 2014 and 2013 we contributed approximately $0.3 million, $0.5 million and $0.5 million, respectively, in common stock to the savings plan. Our matching contribution in cash for the fiscal year ended September 30, 2015 was approximately $0.2 million. All participant accounts will have any of their holdings in company stock liquidated as of December 3, 2015.

Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan (ESPP) that provides employees an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning on February 25 and August 26 of each year. The purchase price is set at 85% of the average high and low market price of our common stock on either the first or last day of the participation period, whichever is lower, and contributions are limited to the lower of 10% of an employee's compensation or $25,000. At the 2012 Annual Meeting, our shareholders approved an amendment to the ESPP that increased the total number of shares of common stock on which options may be granted under the ESPP to 2,250,000 shares. On March 5, 2014, our shareholders approved an amendment to the ESPP that increased the total number of shares of common stock on which options may be granted under the ESPP by 1,000,000 shares to 3,250,000 shares. We issue new shares of common stock to satisfy the issuance of shares under this stock-based compensation plan. Common stock issued under the ESPP during the fiscal years ended September 30, 2015, 2014 and 2013 totaled 121,000, 341,000 and 344,000 shares, respectively. As of September 30, 2015, the total amount of common stock issued under the ESPP totaled 2,278,272 shares.

Officer and Director Share Purchase Plan
On January 21, 2011, the Compensation Committee of the Board approved an Officer and Director Share Purchase Plan, or ODPP, which allows executive officers and directors to purchase shares of our common stock at fair market value in lieu of salary or, in the case of directors, director fees. Eligible individuals may voluntarily participate in the ODPP by authorizing payroll deductions or, in the case of directors, deductions from director fees for the purpose of purchasing common stock. Elections to participate in the ODPP may only be made during open trading windows under our insider trading policy when the participant does not otherwise possess material non-public information concerning the Company. The Board of Directors has authorized 125,000 shares to be made available for purchase by officers and directors under the ODPP. Common stock issued under the ODPP during the fiscal years ended September 30, 2015, 2014 and 2013 totaled 0, 1,600 and 4,500 shares, respectively.

Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net (Loss) Income Per Share	For the Fiscal Years Ended September 30,
(in thousands, except per share)	2015	2014	2013

Numerator:
(Loss) income from continuing operations	$(2,272)	$4,082	$(5,554)
Income from discontinued operations	65,372	770	10,542
Total	63,100	4,852	4,988
Allocation of undistributed earnings - continuing operations
Continuing operations	(2,272)	4,082	(5,554)
Undistributed earnings-allocated to participating securities	—	(6)	(18)
Allocation of undistributed earnings - continuing operations	(2,272)	4,076	(5,572)
Allocation of undistributed earnings - discontinued operations
Discontinued operations	65,372	770	10,542
Undistributed earnings-allocated to participating securities	—	—	(8)
Allocation of undistributed earnings - discontinued operations	65,372	770	10,534
Undistributed earnings allocated to common shareholders for basic net income per share	$63,100	$4,846	$4,962
Undistributed earnings allocated to common shareholders for diluted net income per share	$63,100	$4,846	$4,962
Denominator:
Denominator for basic net (loss) income per share - weighted average shares outstanding	30,012	30,453	26,531
Dilutive options outstanding, unvested stock units and ESPP	—	324	—
Denominator for diluted net (loss) income per share - adjusted weighted average shares outstanding	30,012	30,777	26,531

Net (loss) income per basic share:
Continuing operations	$(0.08)	$0.13	$(0.21)
Discontinued operations	2.18	0.03	0.40
Net income per basic share	$2.10	$0.16	$0.19

Net (loss) income per diluted share:
Continuing operations	$(0.08)	$0.13	$(0.21)
Discontinued operations	2.18	0.03	0.40
Net income per diluted share	$2.10	$0.16	$0.19
Weighted average antidilutive options, unvested restricted stock units and awards, warrants and ESPP shares excluded from the computation	1,391	1,936	2,672

Average market price of common stock	$5.81	$4.69	$4.64

For diluted income (loss) per share, the denominator includes all outstanding common shares and all potential dilutive common shares to be issued. For the fiscal years ended September 30, 2015, 2014 and 2013, we excluded 1.4 million, 1.9 million and 2.7 million, respectively, of weighted average outstanding stock options, restricted stock awards, restricted stock units and warrants from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.

Future Issuances

As of September 30, 2015, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	696,459
Unvested restricted stock units	570,231
Purchases under the employee stock purchase plan	971,728
Issuance of stock-based awards under the Equity Plans	625,459
Purchases under the officer and director share purchase plan	88,741
Issuance of stock-based awards under the 2007 Directors' Stock Award Plan, as amended	208,162
Total reserved	3,160,780

NOTE 16.	Geographical Information

Following the sale of the Photovoltaics Business on December 10, 2014, the Company has one remaining reportable segment: Fiber Optics. See also Note 4 - Discontinued Operations for additional disclosures.

EMCORE's Fiber Optics business provides optical components, as well as a provider of complete end-to-end solutions for high-speed communications network infrastructures, enabling systems and service providers to meet growing demand for bandwidth and connectivity. EMCORE’s advanced optical technologies are designed for cable television (CATV) and fiber-to-the-premise (FTTP) networks, telecommunications and data centers, satellite communications, aerospace and defense, wireless networks, and broadcast and professional audio/video systems.

On October 22, 2014, EMCORE entered into the Digital Products Agreement with NeoPhotonics pursuant to which the Company agreed to sell the Digital Products Business to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain purchase price adjustments. On January 2, 2015, EMCORE completed the sale of the Digital Products Business.
The financial results of the Photovoltaics and Digital Products Businesses are presented as "discontinued operations" on the consolidated statements of operations for the fiscal years ended September 30, 2015, 2014 and 2013; and the assets and liabilities of the Photovoltaics and Digital Products Businesses are presented as "Assets of discontinued operations" and "Liabilities of discontinued operations" on the consolidated balance sheet as of September 30, 2014. No Photovoltaics or Digital Products assets and liabilities that were sold remain on the consolidated balance sheet as of September 30, 2015.
We evaluate our reportable segment pursuant to ASC 280, Segment Reporting. The Company's Chief Executive Officer is the chief operating decision maker and he assesses the performance of the operating segment and allocates resources to segment based on their business prospects, competitive factors, net revenue, operating results, and other non-GAAP financial ratios. Based on this evaluation, the Company operates as a single reportable segment.

Revenue: The following tables set forth revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address and exclude the discontinued operations discussed above.

Revenue by Geographic Region	For the Fiscal Years Ended September 30,
(in thousands)	2015	2014	2013
United States	$55,736	$37,284	$45,228
Asia	16,885	8,652	11,583
Europe	8,249	7,746	3,729
Other	815	1,832	431
Total revenue	$81,685	$55,514	$60,971

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from four of our significant customers represented 61% of our consolidated revenue for the fiscal year ended September 30, 2015. Revenue from three of our significant customers represented 41% and 40% of our consolidated revenue for the fiscal years ended September 30, 2014 and 2013, respectively.

Long-lived Assets: Long-lived assets consist primarily of property, plant, and equipment and intangible assets. Long-lived assets that were disposed of as the result of the Photovoltaics and Digital Products Asset Sales were included in "Assets of discontinued operations" on the Consolidated Balance Sheet as of September 30, 2014, and accordingly, are not included in the following table.

Long-lived Assets	As of	As of
(in thousands)	September 30, 2015	September 30, 2014
United States	$3,356	$4,997
International	5,569	5,531
Long-lived assets	$8,925	$10,528

As of September 30, 2015 and 2014, approximately 38% and 47%, respectively, of our long-lived assets were located in the United States. The remaining assets are primarily located in China. During the fiscal year ended September 30, 2015, as a result of the revision in the estimated amount and timing of cash flows for asset retirement obligations in the United States, the Company reduced its asset retirement obligations liability by $2.9 million with an offsetting reduction to property, plant, and equipment, net of $2.1 million, and recorded a gain from the change in estimate on ARO obligation of $0.8 million. See Note 14 - Commitments and Contingencies for additional information.

NOTE 17.	Selected Quarterly Financial Information (unaudited)

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

On December 10, 2014, we sold our Photovoltaics Business to SolAero. On January 2, 2015, we sold our Digital Products Business to NeoPhotonics. These asset sales are reported as discontinued operations, and therefore are excluded from the continuing operations presented below.

EMCORE CORPORATION
Quarterly Consolidated Statements of Operations
For the Fiscal Year Ended September 30, 2015
(in thousands, except (loss) income per share)
(unaudited)

	For the Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2014	2015	2015	2015
Revenue	$18,416	$19,057	$21,194	$23,018
Cost of revenue	13,237	12,678	13,511	13,568
Gross profit	5,179	6,379	7,683	9,450
Operating expense (income):
Selling, general, and administrative	8,627	5,954	4,543	5,587
Research and development	2,174	2,022	2,274	2,649
Gain from change in estimate on ARO obligation	(845)	—	—	—
Loss on sale of assets	228	—	—	—
Total operating expense	10,184	7,976	6,817	8,236
Operating (loss) income	(5,005)	(1,597)	866	1,214
Other income (expense):
Interest (expense) income, net	(130)	165	4	36
Foreign exchange gain (loss)	57	(6)	50	(239)
Change in fair value of financial instruments	36	86	—	—
Total other (expense) income	(37)	245	54	(203)
(Loss) income from continuing operations before income tax benefit (expense)	(5,042)	(1,352)	920	1,011
Income tax benefit (expense)	1,912	396	(456)	339
(Loss) income from continuing operations	(3,130)	(956)	464	1,350
Income from discontinued operations, net of tax	59,258	4,008	1,976	130
Net income	$56,128	$3,052	$2,440	$1,480
Per share data:
Net (loss) income per basic share:
Continuing operations	$(0.10)	$(0.03)	$0.02	$0.05
Discontinued operations	1.90	0.13	$0.06	0.01
Net income per basic share	$1.80	$0.10	$0.08	$0.06
Net (loss) income per diluted share:
Continuing operations	$(0.10)	$(0.03)	$0.02	$0.05
Discontinued operations	1.90	0.13	0.06	0.01
Net income per diluted share	$1.80	$0.10	$0.08	$0.06
Weighted-average number of basic shares outstanding	31,217	32,077	31,203	25,615
Weighted-average number of diluted shares outstanding	31,217	32,077	31,432	25,896

EMCORE CORPORATION
Quarterly Consolidated Statements of Operations
For the Fiscal Year Ended September 30, 2014
(in thousands, except (loss) income per share)
(unaudited)

	For the Three Months Ended
	December 31,	March 31,	June 30,	September 30,
	2013	2014	2014	2014
Revenue	$14,663	$12,953	$13,596	$14,302
Cost of revenue	12,272	10,055	10,937	10,136
Gross profit	2,391	2,898	2,659	4,166
Operating expense (income):
Selling, general, and administrative	5,656	4,328	5,364	7,891
Research and development	1,824	2,676	2,340	2,466
Gain on sale of assets	—	—	—	(100)
Total operating expense	7,480	7,004	7,704	10,257
Operating loss	(5,089)	(4,106)	(5,045)	(6,091)
Other income (expense):
Interest expense, net	(126)	(117)	(134)	(145)
Foreign exchange gain (loss)	100	(90)	(12)	(5)
Gain on sale of investment	290	17	—	—
Change in fair value of financial instruments	(78)	7	110	(5)
Other income	—	—	—	51
Total other income (expense)	186	(183)	(36)	(104)
Loss from continuing operations before income tax benefit (expense)	(4,903)	(4,289)	(5,081)	(6,195)
Income tax benefit (expense)	1,080	(433)	732	23,171
(Loss) income from continuing operations	(3,823)	(4,722)	(4,349)	16,976
Income (loss) from discontinued operations, net of tax	$1,769	$(710)	$1,199	$(1,488)
Net (loss) income	$(2,054)	$(5,432)	$(3,150)	$15,488
Per share data:
Net (loss) income per basic share:
Continuing operations	$(0.13)	$(0.16)	$(0.14)	$0.55
Discontinued operations	0.06	(0.02)	0.04	(0.05)
Net (loss) income per basic share	$(0.07)	$(0.18)	$(0.10)	$0.50
Net (loss) income per diluted share:
Continuing operations	$(0.13)	$(0.16)	$(0.14)	$0.55
Discontinued operations	0.06	(0.02)	0.04	(0.05)
Net (loss) income per diluted share	$(0.07)	$(0.18)	$(0.10)	$0.50
Weighted-average number of basic shares outstanding	29,938	30,392	30,656	30,752
Weighted-average number of diluted shares outstanding	29,938	30,392	30,656	30,992

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
EMCORE Corporation:

We have audited the accompanying consolidated balance sheets of EMCORE Corporation and subsidiaries (the Company) as of September 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMCORE Corporation and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2015, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Albuquerque, New Mexico
December 14, 2015

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Management's Annual Report on Internal Control over Financial Reporting

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.    Management's Annual Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2015.

c.     Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

d.    Limitations on Effectiveness of Controls and Procedures

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

The effectiveness of our internal controls over financial reporting as of September 30, 2015, has been audited by KPMG LLP, our independent registered public accounting firm, as stated in their report which is included as follows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
EMCORE Corporation:

We have audited EMCORE Corporation's internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EMCORE Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, EMCORE Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMCORE Corporation and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 2015, and our report dated December 14, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albuquerque, New Mexico
December 14, 2015

ITEM 9B.    Other Information

Not Applicable.

PART III.

ITEM 10.    Directors, Executive Officers and Corporate Governance

Information regarding our executive officers and directors required by this Item is incorporated by reference to our Definitive Proxy Statement in connection with our Annual Meeting of Stockholders (Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended September 30, 2015. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement referenced above. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Section entitled “Proposal 1: Election of Directors - Governance of the Company - Board Committees” in the Proxy Statement.

We have adopted a code of ethics entitled the “EMCORE Corporation Code of Business Conduct and Ethics,” which is applicable to all employees, officers, and directors of the Company. The full text of our Code of Business Conduct and Ethics is included with the Corporate Governance information available on our website (www.emcore.com). We intend to disclose any changes in or waivers from our code of ethics for our directors and executive officers to the extent disclosure is required by the applicable rules of the SEC and NASDAQ Stock Market LLC by posting such information on its website or by filing a Current Report on Form 8-K.

ITEM 11.    Executive Compensation

Information required by this Item is incorporated by reference to the sections entitled “Proposal 1: Election of Directors - Director Compensation for Fiscal Year 2015” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Information regarding our equity compensation plans is incorporated by reference to the section entitled “Equity Compensation Plan Information ” in the Proxy Statement.

ITEM 13.    Certain Relationships, Related Transactions and Director Independence

Information required by this Item is incorporated by reference to the sections entitled “Proposal 1: Election of Directors - Governance of the Company - Related Person Transaction Approval Policy” and “Proposal 1 - Election of Directors - Governance of the Company - Director Independence” in the Proxy Statement.

ITEM 14.     Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the section entitled “Fiscal Years 2015 & 2014 Auditor Fees and Services” in the Proxy Statement.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended September 30, 2015, 2014, and 2013

•	Consolidated Balance Sheets as of September 30, 2015 and 2014

•	Consolidated Statements of Shareholders' Equity for the fiscal years ended September 30, 2015, 2014, and 2013

•	Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2015, 2014, and 2013

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(a)(2)	Financial Statement Schedules

The applicable financial statement schedules required under this Item 15(a)(2) are presented in our consolidated financial statements and notes thereto under Item 8 of this Annual Report on Form 10-K.

(a)(3)	Exhibits

2.1
Master Purchase Agreement, dated March 27, 2012, between Sumitomo Electric Industries, Ltd. and the Company (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q/A filed on August 7, 2012). (+)

2.2
Asset Purchase Agreement, dated August 5, 2012, between Suncore Photovoltaic Technology Co, Ltd. and the Company (incorporated by reference to Exhibit 2.10 to the Company's Annual Report on Form 10-K filed on December 13, 2012).

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

2.6
Amendment No. 1, dated January 2, 2015, to that certain Asset Purchase Agreement, dated as of October 22, 2014, by and between EMCORE Corporation and NeoPhotonics Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 5, 2015).

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

3.4
Certificate of Designation Establishing the Series A Junior Participating Preferred Stock and Fixing the Powers, Designations, Preferences and Relative, Participating, Optional and Other Special Rights, and the Qualifications, Limitations and Restrictions, of the Series A Junior Participating Preferred Stock, dated September 18, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 18, 2014).

3.5	By-Laws of EMCORE Corporation, as amended through December 10, 2014 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 10, 2014).
4.1	Specimen Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the registration statement on Form S-1 filed on February 24, 1997).

4.2
Tax Benefits Preservation Plan, dated September 17, 2014, by and between EMCORE Corporation and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 18, 2014).

10.1
Stipulation of Compromise and Settlement, dated as of November 28, 2007, executed by the Company and the other defendants and the plaintiffs in the Federal Court Action and the State Court Actions (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on December 31, 2007).

10.2
Settlement Agreement, dated as of December 4, 2013, by and among Steven R. Becker, Matthew A. Drapkin, BC Advisors, LLC, Becker Drapkin Management, L.P., Becker Drapkin Partners (QP), L.P., Becker Drapkin Partners, L.P., and the Company (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10- K filed on December 6, 2013).

10.3†
Outside Directors Cash Compensation Plan, effective October 20, 2005, as amended and restated on February 13, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 17, 2006).

10.4†	Officer and Director Share Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2011).
10.5†	2007 Directors' Stock Award Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement filed on January 25, 2013).
10.6†	2010 Equity Incentive Plan, as amended and restated on June 14, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2011).
10.7†	Form of award agreement under 2010 Equity Incentive Plan
10.8†	2012 Equity Incentive Plan, as amended on March 5, 2014 (incorporated by reference to Exhibit A to the Company's Proxy Statement filed on January 28, 2014).
10.9†	Form of award agreements under 2012 Equity Incentive Plan
10.10†	EMCORE Corporation 2000 Employee Stock Purchase Plan, as amended March 5, 2014 (incorporated by reference to Exhibit B to the Company's Proxy Statement filed on January 28, 2014).
10.11†	Form of Indemnification Agreement entered into with directors and executive officers (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 14, 2012).
10.12†
Employment Agreement entered into by the Company and Dr. Hong Q. Hou as of August 2, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2011).

10.13†
Separation Agreement and General Release, dated September 17, 2014, by and between EMCORE Corporation and Dr. Hong Q. Hou (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 18, 2014).

10.14†
Retention Letter Agreement, dated September 17, 2014, between EMCORE Corporation and Dr. Hong Q. Hou (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 18, 2014).

10.15†
Employment Agreement, dated December 10, 2014, by and between EMCORE Corporation and Jeff Rittichier (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 10, 2014).

10.16†
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

10.18†
Retention Letter Agreement, dated September 17, 2014, between EMCORE Corporation and Monica Van Berkel (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 18, 2014).

10.19†
Separation Agreement and General Release, dated December 10, 2014, by and between EMCORE Corporation and Monica Van Berkel (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 10, 2014).

10.20†
Retention Letter Agreement, dated September 17, 2014, between EMCORE Corporation and Alfredo Gomez (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 18, 2014).

10.21†
Separation Agreement and General Release, dated December 10, 2014, by and between EMCORE Corporation and Alfredo Gomez (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 10, 2014).

10.22†	EMCORE Corporation Fiscal 2015 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2015)
10.23†	EMCORE Corporation Fiscal 2016 Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2015)
21.1**	Subsidiaries of the Company.
23.1**	Consent of KPMG LLP.
24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K)
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

_________
** Filed herewith
*** Furnished herewith
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

EMCORE CORPORATION

Date:	December 14, 2015	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	December 14, 2015	By:	/s/ Mark Weinswig
Mark Weinswig
Chief Financial Officer (Principal Financial and Accounting Officer)

Each person whose signature appears below constitutes and appoints and hereby authorizes Jeffrey Rittichier such person's true and lawful attorneys-in-fact, with full power of substitution or resubstitution, for such person and in his name, place and stead, in any and all capacities, to sign on such person's behalf, individually and in each capacity stated below, any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on December 14, 2015.

Signature	Title

/s/ Jeffrey Rittichier	Chief Executive Officer
Jeffrey Rittichier	(Principal Executive Officer)

/s/ Mark B. Weinswig	Chief Financial Officer
Mark B. Weinswig	(Principal Financial and Accounting Officer)

/s/ Robert L. Bogomolny	Director
Robert L. Bogomolny

/s/ Stephen L. Domenik	Director
Stephen L. Domenik

/s/ Gerald J. Fine, Ph.D.	Chairman of the Board
Gerald J. Fine, Ph.D.

/s/ Charles T. Scott	Director
Charles T. Scott