Form 10-Q
period 2015-12-31
EMCORE CORP
filed 2016-02-04
CIK 808326

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

As of February 1, 2016, the number of shares outstanding of our no par value common stock totaled 25,907,070.
.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities and Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates”, “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, "should", “targets”, “will”, "would", and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following: (a) the rapidly evolving markets for the Company's products and uncertainty regarding the development of these markets; (b) the Company's historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period; (c) delays and other difficulties in commercializing new products; (d) the failure of new products: (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; (e) uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally; (f) actions by competitors; and (g) other risks and uncertainties discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as updated by our subsequent periodic reports. These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

Forward-looking statements are based on certain assumptions and analysis made in light of our experience and perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate under the circumstances. While these statements represent our judgment on what the future may hold, and we believe these judgments are reasonable, these statements are not guarantees of any events or financial results. All forward-looking statements in this Quarterly Report are made as of the date hereof, based on information available to us as of the date hereof, and subsequent facts or circumstances may contradict, obviate, undermine, or otherwise fail to support or substantiate such statements. We caution you not to rely on these statements without also considering the risks and uncertainties associated with these statements and our business that are addressed in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. Certain information included in this Quarterly Report may supersede or supplement forward-looking statements in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statement to conform such statements to actual results or to changes in our expectations, except as required by applicable law or regulation.

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended December 31, 2015

PART I.    Financial Information
ITEM 1.    Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income
For the three months ended December 31, 2015 and 2014
(in thousands, except net (loss) income per share)
(unaudited)

	For the three months ended December 31,
	2015	2014
Revenue	$22,490	$18,416
Cost of revenue	15,089	13,237
Gross profit	7,401	5,179
Operating expense (income):
Selling, general, and administrative	4,821	8,627
Research and development	2,560	2,174
Gain from change in estimate on ARO obligation	—	(845)
Loss on sale of assets	—	228
Total operating expense	7,381	10,184
Operating income (loss)	20	(5,005)
Other income (expense):
Interest expense, net	(17)	(130)
Foreign exchange (loss) gain	(135)	57
Change in fair value of financial instruments	—	36
Total other expense	(152)	(37)
Loss from continuing operations before income tax (expense) benefit	(132)	(5,042)
Income tax (expense) benefit	(2)	1,912
Loss from continuing operations	(134)	(3,130)
Income from discontinued operations, net of tax	1,121	59,258
Net income	$987	$56,128
Foreign exchange translation adjustment	(88)	(711)
Comprehensive income	$899	$55,417
Per share data:
Net (loss) income per basic and diluted share:
Continuing operations	$0.00	$(0.10)
Discontinued operations	0.04	1.90
Net income per basic and diluted share	$0.04	$1.80
Weighted-average number of basic and diluted shares outstanding	25,697	31,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of December 31, 2015 and September 30, 2015
(in thousands, except per share data)
(unaudited)

	As of	As of
	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$115,520	$111,885
Restricted cash	1,103	375
Accounts receivable, net of allowance of $325 and $462, respectively	14,430	17,319
Inventory	14,871	17,130
Prepaid expenses and other current assets	4,313	4,976
Total current assets	150,237	151,685
Property, plant, and equipment, net	9,730	8,925
Other non-current assets, net of allowance of $0 and $3,561, respectively	245	297
Total assets	$160,212	$160,907
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,915	$7,189
Deferred gain associated with sale of assets	3,400	3,400
Accrued expenses and other current liabilities	11,494	13,102
Total current liabilities	21,809	23,691
Asset retirement obligations	1,525	1,774
Total liabilities	23,334	25,465
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 32,624 shares issued and 25,714 shares outstanding as of December 31, 2015; 32,586 shares issued and 25,676 shares outstanding as of September 30, 2015	762,540	762,003
Treasury stock at cost; 6,910 shares	(47,721)	(47,721)
Accumulated other comprehensive income	759	847
Accumulated deficit	(578,700)	(579,687)
Total shareholders’ equity	136,878	135,442
Total liabilities and shareholders’ equity	$160,212	$160,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the three months ended December 31, 2015 and 2014
(in thousands)
(unaudited)

	For the three months ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$987	$56,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion expense	506	1,234
Stock-based compensation expense	387	2,608
Deferred income taxes	—	24,080
Gain on sale of Photovoltaics Business	—	(87,022)
Provision adjustments related to doubtful accounts	4	290
Provision adjustments related to product warranty	146	402
Change in fair value of financial instruments	—	(36)
Gain from change in estimate on ARO obligation	—	(845)
Reclassification of foreign currency translation adjustment	—	(744)
Gain on settlement of solar power assets and obligations	(689)	—
Gain on settlement of Newark lease	(310)	—
Net loss on disposal of equipment	—	237
Total non-cash adjustments	44	(59,796)
Changes in operating assets and liabilities:
Accounts receivable	2,877	5,334
Inventory	2,115	(2,188)
Other assets	1,439	(4,066)
Accounts payable	(43)	(374)
Accrued expenses and other current liabilities	(1,686)	7,711
Total change in operating assets and liabilities	4,702	6,417
Net cash provided by operating activities	5,733	2,749
Cash flows from investing activities:
Proceeds from sale of Photovoltaics Business	—	150,000
Purchase of equipment	(1,677)	(845)
(Increase) decrease in restricted cash	(728)	1,075
Proceeds from disposal of property, plant and equipment	—	50
Net cash (used in) provided by investing activities	(2,405)	150,280
Cash flows from financing activities:
Payments on credit facilities	—	(26,518)
Proceeds from stock plans	186	355
Net cash provided by (used in) financing activities	186	(26,163)
Effect of exchange rate changes on foreign currency	121	23
Net increase in cash and cash equivalents	3,635	126,889
Cash and cash equivalents at beginning of period	111,885	20,687
Cash and cash equivalents at end of period	115,520	$147,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$23	$94
Cash paid during the period for income taxes	$108	$25

NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(206)	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
For the three months ended December 31, 2015
(unaudited)

NOTE 1.	Description of Business

Business Overview

EMCORE Corporation and its subsidiaries (referred to herein as the “Company”, “we”, “our”, or “EMCORE”), established in 1984 as a New Jersey corporation, designs and manufactures Indium Phosphide (InP) optical chips, components, subsystems and systems for the broadband and specialty fiber optics market. EMCORE is a provider of optical components, as well as complete end-to-end solutions for high-speed communications network infrastructures enabling systems and service providers to meet growing demand for bandwidth and connectivity. EMCORE's advance optical technologies are designed for Cable Television (CATV), Fiber-To-The-Premises (FTTP) networks, telecommunications and data centers, satellite communications, aerospace and defense, wireless networks, and broadcast and professional audio/video systems. With its InP semiconductor wafer fabrication facility, EMCORE has fully vertically-integrated manufacturing capability and also provides contract design, foundry and component packaging services.

We currently have one reporting segment: Fiber Optics. Until the first quarter of fiscal year 2015, we operated as two segments: Fiber Optics and Photovoltaics. EMCORE's Solar Photovoltaics business, which was sold in December 2014, provided products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells and complete satellite solar panels. In addition, EMCORE sold certain assets, and transferred certain liabilities, of the Company's telecommunications business, including the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business in January 2015. In addition to organic growth and development of our existing Fiber Optics market, we intend to pursue other strategies to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions, the repurchase of shares of our outstanding common stock or payment of dividends to our shareholders, and may engage financial and other advisors to assist in doing so. Accordingly, the Strategy and Alternatives Committee of the Board of Directors and our management may from time to time be engaged in evaluating potential strategic opportunities and may enter into definitive agreements with respect to such transactions or other strategic alternatives.

Sale of Photovoltaics and Digital Products Businesses

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with SolAero Technologies Corporation ("SolAero") (formerly known as Photon Acquisition Corporation) pursuant to which SolAero acquired substantially all of the assets, and assumed substantially all of the liabilities, primarily related to or used in connection with the Company's photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the "Photovoltaics Business" and, the sale of the Photovoltaics Business, the "Photovoltaics Asset Sale") for $150.0 million in cash, prior to a $0.1 million working capital adjustment pursuant to the Photovoltaics Agreement finalized and paid by EMCORE during the fiscal year ended September 30, 2015. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

On October 22, 2014, EMCORE entered into an Asset Purchase Agreement (the "Digital Products Agreement") with NeoPhotonics Corporation, a Delaware corporation ("NeoPhotonics"), pursuant to which the Company sold certain assets, and transferred certain liabilities, of the Company's telecommunications business (the "Digital Products Business") to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain adjustments.

On January 2, 2015, EMCORE completed the sale of the Digital Products Business for $1.5 million in cash and an adjusted Promissory Note balance of $15.5 million. On April 17, 2015, NeoPhotonics paid in full the outstanding balance of the Promissory Note of $15.5 million, plus accrued interest of $0.2 million.

No Photovoltaics or Digital Products assets or liabilities that were sold remain on the condensed consolidated balance sheet as of December 31, 2015. The financial results of the Photovoltaics Business and the Digital Products Business are presented as "discontinued operations" on the condensed consolidated statements of operations and comprehensive income for the three months ended December 31, 2015 and 2014. See Note 3 - Discontinued Operations for additional information. The notes to our condensed consolidated financial statements relate to our continuing operations only, unless otherwise indicated.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2015 has been derived from the audited consolidated financial statements as of such date as adjusted for discontinued operations. Also see Note 3 - Discontinued Operations. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

All significant intercompany accounts and transactions have been eliminated in consolidation. We are not the primary beneficiary of, nor do we hold a significant variable interest in, any variable interest entity. We have evaluated subsequent events through the date that the financial statements were issued.

Sale of Fiber Optics-related Assets

On May 7, 2012, we completed the sale of certain assets to Sumitomo Electric Industries, LTD (SEI) and recorded a gain of approximately $2.8 million. Under the terms of the Master Purchase Agreement, we agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale. There remains a deferred gain on our balance sheet of $3.4 million related to our indemnification obligation to SEI and an escrow receivable of $1.9 million as of December 31, 2015 and September 30, 2015, as claims were made under the Master Purchase Agreement against these balances prior to the end of the indemnification period in May 2014. Also see Note 11 - Commitments and Contingencies.

Liquidity and Capital Resources

Historically, we have consumed cash from operations and incurred significant net operating losses. We have managed our liquidity position through sale of assets, a series of cost reduction initiatives, borrowings from our credit facility and capital markets transactions.

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

As of December 31, 2015, cash and cash equivalents totaled $115.5 million and net working capital totaled approximately $128.4 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the three months ended December 31, 2015, we earned net income of $1.0 million.

With respect to measures related to liquidity:

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

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank, National Association ("Wells Fargo"). The credit facility, as it has been amended through its seventh amendment, currently provides us with a revolving credit line of up to $15.0 million through November 2018 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

On December 3, 2014, we entered into a Sixth Amendment to the credit facility, pursuant to which Wells Fargo agreed to automatically release all encumbrances covering certain of the Company’s assets to be sold pursuant to the Photovoltaics Agreement and the Digital Products Agreement. In addition, on December 10, 2014 upon notice to Wells Fargo of the closing of the transaction contemplated by the Photovoltaics Agreement, the maximum borrowing allowed under the credit facility was reduced from $35.0 million to $15.0 million, and certain other changes to the borrowing base calculations went into effect. On November 10, 2015, we entered into a Seventh Amendment of the credit facility which extended the maturity date of the facility to November 2018, and adjusted the interest rate to LIBOR plus 2.5%. As of December 31, 2015, there were no amounts outstanding under the credit facility and the Company was in compliance with all financial covenants. As of December 31, 2015, the credit facility had approximately $0.7 million reserved for two stand-by letters of credit, leaving a remaining $7.4 million of borrowing available under the credit facility. As of February 4, 2016, there was no outstanding balance under this credit facility.

NOTE 2.	Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or of potential significance, to us other than those discussed below:

•
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Under the new standard, recognition of revenue occurs when the seller satisfies a performance obligation by transferring to the customer promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers to defer the effective date of implementation by one year. The new standard will be effective for our fiscal year beginning October 1, 2018 and early adoption is permitted as of October 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We anticipate this standard will not have a material impact on our Condensed Consolidated Financial Statements.

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

Sale of Photovoltaics Business

On September 17, 2014, EMCORE entered into the Photovoltaics Agreement with SolAero pursuant to which the Company agreed to sell the Photovoltaics Business for $150.0 million in cash, prior to a working capital adjustment of $0.1 million. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

In connection with this transaction, we sold net assets of $60.3 million to SolAero and incurred transaction costs of $2.7 million. During the three months ended December 31, 2014, we recognized a gain of $56.8 million, net of tax on the sale of the Photovoltaics Business which is recorded within discontinued operations in the consolidated statements of operations and comprehensive income.

On December 22, 2015, we settled all of the outstanding rights and obligations of a solar power venture in Spain, including outstanding non-current receivables, for a payment of $0.7 million. The outstanding non-current receivables had a net book value of $0 at the time of settlement as they were fully allowed for previously. The resulting gain has been recorded in the discontinued operations of the Photovoltaics Business for the three months ended December 31, 2015.

No assets and liabilities of the Photovoltaics Business that were sold remain on the condensed consolidated balance sheet as of December 31, 2015 and September 30, 2015. The financial results of the Photovoltaics Business are reported as discontinued operations for the three months ended December 31, 2015 and 2014, respectively.

The following table presents the statements of operations for the discontinued operations of the Photovoltaics Business:

	For the three months ended December 31,
(in thousands)	2015	2014
Revenue	$—	$12,614
Cost of revenue	—	8,245
Gross profit	—	4,369
Operating (income) expense	(787)	2,703
Other income	—	779
Gain on sale of discontinued operations	—	87,022
Income from discontinued operations before income tax	787	89,467
Income tax expense	(9)	(30,203)
Income from discontinued operations, net of tax	$778	$59,264

Included in discontinued operations during the three months ended December 31, 2015 were $0.1 million of New Mexico incentive tax credits received. There were no incentive tax credits received for the three months ended December 31, 2014. The credit received resulted in a cash refund.

Sale of Digital Products Business
On October 22, 2014, EMCORE entered into an Asset Purchase Agreement with NeoPhotonics, pursuant to which the Company sold certain assets, and transferred certain liabilities, of the Company's telecommunications business to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain adjustments.

On January 2, 2015, EMCORE completed the sale of the Digital Products Business for $1.5 million in cash and an adjusted Promissory Note balance of $15.5 million. On April 17, 2015, NeoPhotonics paid in full the outstanding balance of the Promissory Note of $15.5 million, plus accrued interest of $0.2 million.

The financial results of the Digital Products Business were reported as discontinued operations in the three months ended December 31, 2014.

In December 2015, we entered into an agreement to terminate our lease and related obligations in Newark, California associated with a facility we abandoned effective February 2016 following the sale of the Digital Products Business for a payment of $0.2 million. As a result of the agreement, we recorded a gain of $0.3 million on the lease termination. The resulting gain has been recorded in the discontinued operations of the Digital Products Business for the three months ended December 31, 2015.

No assets or liabilities from the Digital Products Business remain on the condensed consolidated balance sheet as of December 31, 2015 and September 30, 2015. The financial results of the Digital Products Business are reported as discontinued operations for the three months ended December 31, 2015 and 2014. Also see Note 8 - Accrued Expenses and Other Current Liabilities.

The following table presents the statements of operations for the discontinued operations of the Digital Products Business:

	For the three months ended December 31,
(in thousands)	2015	2014
Revenue	$—	$11,815
Cost of revenue	(49)	9,112
Gross profit	49	2,703
Operating (income) expense	(298)	2,712
Income (loss) from discontinued operations before income tax	347	(9)
Income tax (expense) benefit	(4)	3
Income (loss) from discontinued operations	$343	$(6)

NOTE 4.	Fair Value Accounting

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate fair value because of the short maturity of these instruments.

NOTE 5.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	December 31, 2015	September 30, 2015
Accounts receivable, gross	$14,755	$17,781
Allowance for doubtful accounts	(325)	(462)
Accounts receivable, net	$14,430	$17,319

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

NOTE 6.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	December 31, 2015	September 30, 2015
Raw materials	$7,965	$9,261
Work in-process	2,984	3,207
Finished goods	3,922	4,662
Inventory	$14,871	$17,130

NOTE 7.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	December 31, 2015	September 30, 2015
Equipment	$25,207	$24,913
Furniture and fixtures	1,109	1,109
Computer hardware and software	2,177	2,177
Leasehold improvements	1,517	1,480
Construction in progress	1,771	875
Property, plant, and equipment, gross	31,781	30,554
Accumulated depreciation	(22,051)	(21,629)
Property, plant, and equipment, net	$9,730	$8,925

NOTE 8.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	December 31, 2015	September 30, 2015
Compensation	$2,694	$3,036
Warranty	1,564	1,664
Termination fee	2,775	2,775
Professional fees	871	1,147
Customer deposits	125	133
Deferred revenue	43	65
Self insurance	507	606
Income and other taxes	935	1,038
Severance and restructuring accruals	922	1,448
Other	1,058	1,190
Accrued expenses and other current liabilities	$11,494	$13,102

Income and other taxes: For the three months ended December 31, 2015, the Company recorded income tax expense from continuing operations of approximately $2,000 and $13,000 within income from discontinued operations. Also see Note 10 - Income and other Taxes.

Severance and restructuring accruals: In the fourth quarter of fiscal year 2014, the Company’s former CEO announced his resignation which became effective in the second quarter of fiscal year 2015. The Company entered into a separation agreement with the individual that provided for among other things, the continuation of his base salary for up to 86 weeks, benefits for 18 months, outplacement services for a period of not more than one year and with a value not in excess of $15,000 and immediate vesting of all his outstanding non-vested equity awards. These payments were not contingent upon any future service by the individual. The Company recorded a charge of approximately $0.8 million in the fiscal year ended September 30, 2014 related to this separation agreement.

In the first quarter of fiscal year 2015, the Company’s former Chief Administrative Officer and General Counsel and Secretary announced their resignations which became effective in the first quarter and second quarter of fiscal year 2015, respectively. The Company entered into separation agreements with each individual that provided for among other things, the continuation of their base salary (74 weeks for the Chief Administrative Officer and 68 weeks for the General Counsel and Secretary), benefits for 18 months, outplacement services for a period of not more than one year and with a value not in excess of $15,000 and immediate vesting of all their outstanding non-vested equity awards. These payments were not contingent upon any future service by either individual. The Company recorded charges of approximately $1.1 million in the three months ended December 31, 2014 related to these separation agreements.

In connection with the abandonment of our Newark, California facility following the closing of the sale of the Digital Products Business, we accrued for the remaining lease costs through the lease termination of May 2016. In December 2015, we entered into an agreement to terminate this lease and related obligations, including asset retirement obligations ("ARO"), as of February 2016 for a payment of $0.2 million. As a result of the agreement, we recorded a gain of $0.3 million on the lease termination. The resulting gain has been recorded in the discontinued operations of the Digital Products Business for the three months ended December 31, 2015. Also see Note 3 - Discontinued Operations.

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

(in thousands)	Severance-related accruals	Restructuring- related accruals	Total
Balance as of September 30, 2015	$1,110	$338	$1,448
Expense - charged to accrual	—	—	—
Payments and accrual adjustments	(263)	(263)	(526)
Balance as of December 31, 2015	$847	$75	$922

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
The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the three months ended December 31,
(in thousands)	2015	2014
Balance at beginning of period	$1,664	$2,816
Provision for product warranty - expense	146	402
Adjustments and utilization of warranty accrual	(246)	(783)
Balance at end of period	$1,564	$2,435
Current portion	$1,564	$1,904
Non-current portion	—	531
Product warranty liability at end of period	$1,564	$2,435

As of December 31, 2014, the non-current portion of product warranty accruals included Terrestrial Solar Power Generation warranty liabilities retained by EMCORE as part of the Photovoltaics Agreement with SolAero and settled during the fiscal year ended September 30, 2015. See Note 3 - Discontinued Operations for additional information.

NOTE 9.	Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank, National Association ("Wells Fargo"). The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

On December 3, 2014, we entered into a Sixth Amendment to the credit facility, pursuant to which Wells Fargo agreed to automatically release all encumbrances covering certain of the Company’s assets to be sold pursuant to the Photovoltaics Agreement and the Digital Products Agreement. In addition, on December 10, 2014, upon notice to Wells Fargo of the closing of the transaction contemplated by the Photovoltaics Agreement, the maximum borrowing allowed under the credit facility was reduced from $35.0 million to $15.0 million, and certain other changes to the borrowing base calculations went into effect.

On November 10, 2015, we entered into a Seventh Amendment of the credit facility, which extended the maturity date of the facility to November 2018 and adjusted the interest rate to LIBOR plus 2.5%.

As of December 31, 2015, there were no amounts outstanding under this credit facility and the Company was in compliance with all financial covenants. Also as of December 31, 2015, the credit facility had approximately $0.7 million reserved for two stand-by letters of credit and $7.4 million available for borrowing. As of February 4, 2016, there was no outstanding balance under this credit facility.

NOTE 10.	Income and other Taxes

For the three months ended December 31, 2015, the Company recorded income tax expense from continuing operations of approximately $2,000 and income tax expense within income from discontinued operations of approximately $13,000. Income tax expense is comprised of estimated alternative minimum tax allocated between continuing operations and discontinued operations as prescribed by ASC 740.

For the three months ended December 31, 2014, the Company recorded $1.9 million of income tax benefit from continuing operations losses and $30.2 million of income tax expense within income from discontinued operations. The income tax expense within discontinued operations included estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations.

For three months ended December 31, 2015 and 2014, the effective tax rate on continuing operations was 1.5% and 37.9%, respectively. The lower tax rate for the three months ended December 31, 2015 was primarily due to permanent differences, state tax benefits and foreign tax rate differentials. The higher tax rate for the three months ended December 31, 2014 was primarily due to the methodology used for allocating income tax expense between continuing and discontinued operations under ASC 740. The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.
We have not provided for U.S. federal and state income taxes on non-U.S. subsidiaries' undistributed earnings as of December 31, 2015 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries.
All deferred tax assets will have a full valuation allowance at December 31, 2015 and the Company expects all remaining deferred tax assets to have a full valuation allowance at September 30, 2016. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criteria, mandated by ASC 740, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three months ended December 31, 2015 and 2014, there were no material increases or decreases in unrecognized tax benefits. As of December 31, 2015 and September 30, 2015, we had approximately $0.3 million and $0.3 million, respectively, of interest and penalties accrued as tax liabilities on our balance sheet.

NOTE 11.	Commitments and Contingencies

Operating Lease Obligations: We lease certain land, facilities, and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.3 million and $0.4 million for the three months ended December 31, 2015 and 2014, respectively. There are no off-balance sheet arrangements other than our operating leases.

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

In future periods, the asset retirement obligation is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment will be recorded to both the asset retirement obligation and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in estimated retirement costs, and changes in the estimated timing of settling asset retirement obligations. The fair value of our asset retirement obligations were estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 4.20%. There were no asset retirement obligations settled during the three months ended December 31, 2014. See discussion below regarding ARO settlements during the three months ended December 31, 2015. Accretion expense of $15,000 and $16,000 was recorded during the three months ended December 31, 2015 and 2014, respectively.

EMCORE leases a major facility in Alhambra, California covering six buildings where manufacturing, research and development, and general and administrative work is performed. Several leases related to these facilities expired in 2011, and are being maintained on a month-to-month basis. In November 2014, a new lease for four of the six buildings was signed, which was retroactively effective on October 1, 2014. The new lease extended the terms of the lease for three years plus a three year option to extend the lease and clarified the obligations and restoration work necessary to restore the buildings back to the requirements in the lease.

The Company’s asset retirement obligation consists of legal requirements to return the existing leased facilities to its original state and certain environmental work to be performed due to the presence of a manufacturing fabrication operation and significant changes to the facilities over the past thirty years.

During the first quarter of fiscal 2015, the Company completed an analysis of the new Alhambra lease and revised its estimated future cash flows of its asset retirement obligations. The analysis required estimating the probability that the Company will be required to remove certain infrastructure and restore the leased properties as set forth in the new lease, and the timing and amount of those future costs. The analysis resulted in the downward revision of the Company’s asset retirement obligation liability. This change in the estimated cash flows resulted in a reduction in the asset retirement obligations liability by $2.9 million with an offsetting reduction to property, plant, and equipment, net of $2.1 million, and a gain from change in estimate of ARO obligation of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the asset retirement obligations were established. The amount of the remaining reduction to the asset retirement obligations was recorded as a reduction to operating expenses.

During the first quarter of fiscal 2016, the Company entered into an agreement to terminate the lease and related obligations, including ARO, in Newark, California for a one-time settlement payment of $0.2 million. As a result of this agreement and payment, the Company reduced its asset retirement obligations associated with the Newark facility by $0.3 million. The following table summarizes asset retirement obligations activity:

Asset Retirement Obligations	December 31,
(in thousands)	2015
Balance at September 30, 2015	$1,774
Accretion expense	15
Payments and revision in estimated cash flows	(264)
Balance at December 31, 2015	$1,525

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations. On September 19, 2013, we received written notice from a customer of our broadband products requesting indemnification relating to a lawsuit brought against them alleging patent infringement of a system incorporating our product. As of December 31, 2015, there has been no resolution to this claim.

In March 2012, we entered into a Master Purchase Agreement with SEI, pursuant to which we agreed to sell certain assets and transfer certain obligations. Under the terms of the Master Purchase Agreement, we have agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we recorded this amount as a deferred gain on our balance sheet as of December 31, 2015 and September 30, 2015 as a result of these contingencies. In April 2013, May 2013 and May 2014, we received letters from SEI asserting indemnification claims under the Master Purchase Agreement. As of December 31, 2015, there has been no resolution to these claims. See Note 1 - Description of Business for additional disclosures related to this asset sale and below for additional disclosures related to the claims.

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

b) Sumitomo Electric Industries Ltd.

On September 23, 2014, SEI, filed for arbitration against EMCORE, as required under the Master Purchase Agreement between the parties. SEI seeks $47.5 million from EMCORE, relating to claims for quality issues, expenses related to subpoenas issued in litigation against a vendor and customers of SEDU, a claim that EMCORE made fraudulent or negligent misrepresentations to SEI in the Master Purchase Agreement, and other breach of contract claims. We believe that the claims in this matter are without merit and we intend to defend ourselves vigorously against them. However, we cannot be certain as to its outcome, or that an adverse decision in such action will be reached and would have a material adverse effect on our business, financial condition, results of operation or cash flows. On November 14, 2014, EMCORE answered SEI’s complaint and asserted several legal defenses. As of February 4, 2016, the arbitration has been completed and the Company is awaiting the arbitrators' final decision.

c) Mirasol Class Action

On December 15, 2015, Plaintiff Christina Mirasol (“Mirasol”), on her own behalf and on behalf of a putative class of similarly situated individuals composed of current and former non-exempt employees of the Company working in California since December 15, 2011, filed a complaint against the Company in the Superior Court of California, Los Angeles County. The complaint alleges six causes of action related to: (1) failure to pay overtime; (2) failure to provide meal periods; (3) failure to pay minimum wages; (4) failure to timely pay wages upon termination; (5) failure to provide compliant wage statements; and (6) unfair competition under the California Business and Professions Code § 17200 et seq. The claims are premised primarily on the allegation that Mirasol and the putative class members were not provided with their legally required meal periods. Mirasol seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for compensatory and liquidated damages as well as for declaratory relief, injunctive relief, statutory penalties, pre-judgment interest, costs and attorneys’ fees. At this stage of the litigation, it is not feasible to predict the outcome of this proceeding or the range of loss, should a loss occur. The Company believes it has meritorious defenses to the allegations and the Company intends to vigorously defend against the litigation.

NOTE 12.	Equity

Equity Plans
We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards. We maintain three equity incentive compensation plans, collectively described below as our Equity Plans:

•	the 2000 Stock Option Plan (2000 Plan),

•	the 2010 Equity Incentive Plan (2010 Equity Plan),

•	the 2012 Equity Incentive Plan (2012 Equity Plan),

•	the 2007 Directors' Stock Award Plan (Directors' Plan).

We issue new shares of common stock to satisfy awards issued under our Equity Plans.

Stock Options
Most of our stock options vest and become exercisable over a four to five year period and have a contractual life of 10 years. Certain stock options awarded are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes stock option activity under the Equity Plans for the three months ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2015	696,459	$22.47
Granted	9,200	$7.29
Exercised	(37,413)	$4.98		$80
Forfeited	(2,200)	$5.61
Expired	(13,709)	$29.56
Outstanding as of December 31, 2015	652,337	$23.17	2.80	$256
Exercisable as of December 31, 2015	601,638	$24.59	2.26	$240
Vested and expected to vest as of December 31, 2015	642,096	$23.43	2.70	$254

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the three months ended December 31, 2014, the intrinsic value of options exercised was $49,000.

As of December 31, 2015, there was approximately $0.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 4.0 years.

On December 10, 2014, in connection with the sale of the Photovoltaics Business, which constituted a change in control, the terms of approximately 56,000 stock options for approximately 80 employees were modified to include accelerated vesting effective as of that date. The total incremental benefit resulting from the modifications was approximately $0.2 million and is included in the Company's income from discontinued operations, net of tax, for the three months ended December 31, 2014.

Valuation Assumptions
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the three months ended December 31,
	2015	2014
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%
Expected stock price volatility rate	61.6%	82.5%
Risk-free interest rate	1.8%	1.9%
Expected term (in years)	6.0	6.0

Weighted average grant date fair value per share of stock options granted:	$4.18	$3.63

Restricted Stock

Restricted stock units (RSUs) granted under the 2010 Equity Plan and 2012 Equity Plan typically vest over 3 years and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. RSUs are not considered issued or outstanding common stock until they vest.

The following table summarizes the activity related to RSUs for the three months ended December 31, 2015:

Restricted Stock Activity	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2015	570,231	$5.26
Granted	12,000	$7.82
Vested	(266)	$4.35
Forfeited	(7,166)	$5.15
Non-vested as of December 31, 2015	574,799	$5.31

As of December 31, 2015, there was approximately $1.9 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 1.8 years. The 0.6 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $3.5 million and a weighted average remaining contractual term of 0.9 years. For the three months ended December 31, 2015 and 2014, the intrinsic value of RSUs vested was approximately $1,800 and $2.1 million, respectively. Of the 0.6 million outstanding non-vested RSUs at December 31, 2015, approximately 0.5 million are expected to vest and have an aggregate intrinsic value of approximately $3.4 million and a weighted average remaining contractual term of 0.9 years. There were no RSUs granted for the three months ended December 31, 2014.

On December 10, 2014, in connection with the sale of the Photovoltaics Business, which constituted a change in control, the terms of approximately 147,000 RSUs for approximately 80 employees were modified to include accelerated vesting effective as of that date. The total incremental expense resulting from the modifications was approximately $49,000 and is included in the Company's income from discontinued operations, net of tax, for the three months ended December 31, 2014. In total, approximately 0.3 million RSU's vested due to change in control provisions.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the three months ended December 31,
(in thousands)	2015	2014
Employee stock options	$6	$177
Restricted stock awards and units	266	1,259
Employee stock purchase plan	55	50
401(k) match in common stock	—	80
Outside director fees in common stock	36	208
Total stock-based compensation expense	$363	$1,774

Stock-based Compensation Expense - by expense type	For the three months ended December 31,
(in thousands)	2015	2014
Cost of revenue	$69	$104
Selling, general, and administrative	188	1,565
Research and development	106	105
Total stock-based compensation expense	$363	$1,774

The stock based compensation expense above relates to continuing operations. Included within discontinued operations is approximately $24,000 and $0.8 million of stock based compensation expense for the three months ended December 31, 2015 and 2014, respectively.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions were made in common stock through June 2015 and since then have been made in cash. Our matching contribution in cash for the three months ended December 31, 2015 was approximately $0.1 million. For the three months ended December 31, 2014 we contributed approximately $0.1 million in common stock to the savings plan. All participant accounts had their holdings in company stock liquidated as of December 3, 2015.

Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net (Loss) Income Per Share	For the three months ended December 31,
(in thousands, except per share)	2015	2014

Numerator:
Loss from continuing operations	$(134)	$(3,130)
Income from discontinued operations	1,121	59,258
Undistributed earnings allocated to common shareholders for basic and diluted net (loss) income per share	987	56,128
Denominator:
Denominator for basic net (loss) income per share - weighted average shares outstanding	25,697	31,217
Dilutive options outstanding, unvested stock units and ESPP	—	—
Denominator for diluted net (loss) income per share - adjusted weighted average shares outstanding	25,697	31,217

Net (loss) income per basic share:
Continuing operations	$0.00	$(0.10)
Discontinued operations	0.04	1.90
Net income per basic share	$0.04	$1.80

Net (loss) income per diluted share:
Continuing operations	$0.00	$(0.10)
Discontinued operations	$0.04	$1.90
Net income per diluted share	$0.04	$1.80
Weighted average antidilutive options, unvested restricted stock units and awards, warrants and ESPP shares excluded from the computation	858	2,649

Average market price of common stock	$6.93	$5.29

The antidilutive stock options, unvested stock and warrants were excluded from the computation of diluted net income (loss) per share due to the Company incurring a net loss for the periods presented.

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

Future Issuances

As of December 31, 2015, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	652,337
Unvested restricted stock units	574,799
Purchases under the employee stock purchase plan	971,728
Issuance of stock-based awards under the Equity Plans	609,787
Purchases under the officer and director share purchase plan	88,741
Issuance of deferred stock-based awards under the Directors' Stock Award Plan, as amended	15,152
Grants of stock-based awards under the 2007 Directors' Stock Award Plan, as amended	193,010
Total reserved	3,105,554

NOTE 13.	Geographical Information

Following the sale of the Photovoltaics Business on December 10, 2014, the Company has one remaining reportable segment: Fiber Optics. See also Note 3 - Discontinued Operations for additional disclosures.

We evaluate our reportable segment pursuant to ASC 280, Segment Reporting. The Company's Chief Executive Officer is the chief operating decision maker and he assesses the performance of the operating segment and allocates resources to the segment based on its business prospects, competitive factors, net revenue, operating results, and other non-GAAP financial ratios. Based on this evaluation, the Company operates as a single reportable segment.
Revenue: The following tables set forth revenue by geographic region with revenue assigned to geographic regions based on our customers’ billing address.

Revenue by Geographic Region	For the three months ended December 31,
(in thousands)	2015	2014
United States	$13,813	$13,350
Asia	6,339	2,697
Europe	2,163	2,077
Other	175	292
Total revenue	$22,490	$18,416

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from three of our significant customers represented 61% of our consolidated revenue for the three months ended December 31, 2015. Revenue from three of our significant customers represented 50% of our consolidated revenue for the three months ended December 31, 2014.

Long-lived Assets: Long-lived assets consist of property, plant, and equipment. As of December 31, 2015 and September 30, 2015, approximately 46% and 38%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

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

Sale of Photovoltaics and Digital Products Businesses

On September 17, 2014, EMCORE entered into an Asset Purchase Agreement (the “Photovoltaics Agreement”) with SolAero Technologies Corporation ("SolAero") (formerly known as Photon Acquisition Corporation) pursuant to which SolAero acquired substantially all of the assets, and assumed substantially all of the liabilities, primarily related to or used in connection with the Company's photovoltaics business, including EMCORE's subsidiaries EMCORE Solar Power, Inc. and EMCORE IRB Company, LLC (collectively, the "Photovoltaics Business" and, the sale of the Photovoltaics Business, the "Photovoltaics Asset Sale") for $150.0 million in cash, prior to a $0.1 million working capital adjustment pursuant to the Photovoltaics Agreement finalized and paid by EMCORE during the fiscal year ended September 30, 2015. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

On October 22, 2014, EMCORE entered into an Asset Purchase Agreement (the "Digital Products Agreement") with NeoPhotonics Corporation, a Delaware corporation ("NeoPhotonics"), pursuant to which the Company sold certain assets, and transferred certain liabilities, of the Company's telecommunications business (the "Digital Products Business") to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain adjustments.

On January 2, 2015, EMCORE completed the sale of the Digital Products Business for $1.5 million in cash and an adjusted Promissory Note balance of $15.5 million. On April 17, 2015, NeoPhotonics paid in full the outstanding balance of the Promissory Note of $15.5 million, plus accrued interest of $0.2 million.

The Photovoltaics Asset Sale and Digital Products Asset Sale are reported as discontinued operations. Also see Note 3 - Discontinued Operations in the notes to the condensed consolidated financial statements for additional disclosures.

Strategic Plan

In addition to organic growth and development of our existing fiber optics business, we intend to pursue other strategies to enhance shareholder value. The Strategy and Alternatives Committee of the Company's Board of Directors (the "Strategy Committee"), which was established in December 2013, is charged with evaluating strategic opportunities for the Company that may enhance shareholder value. The Strategy Committee may from time to time consider strategic opportunities to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives such as dispositions, reorganizations, recapitalizations or other similar transactions, the repurchase of shares of our outstanding common stock or payment of dividends to our shareholders, and may engage financial and other advisors to assist it in doing so. Accordingly, the Strategy Committee of the Board of Directors and our management may from time to time be engaged in evaluating potential strategic opportunities and may enter into definitive agreements with respect to such transactions or other strategic alternatives. However, there is no assurance that the Strategy Committee will identify further strategic opportunities that the Company will determine to pursue, or that the consideration of any such opportunity would result in the completion of a strategic transaction.

Results of Operations

The following table sets forth our consolidated condensed statements of operations data expressed as a percentage of revenue:

	For the three months ended December 31,
	2015	2014
Revenue	100.0%	100.0%
Cost of revenue	67.1	71.9
Gross profit	32.9	28.1
Operating expense (income):
Selling, general, and administrative	21.4	46.8
Research and development	11.4	11.8
Gain from change in estimate on ARO obligation	—	(4.6)
Loss on sale of assets	—	1.2
Total operating expense	32.8	55.2
Operating income (loss)	0.1	(27.1)
Other income (expense):
Interest expense, net	(0.1)	(0.7)
Foreign exchange (loss) gain	(0.6)	0.3
Change in fair value of financial instruments	—	0.2
Total other expense	(0.7)	(0.2)
Loss from continuing operations before income tax (expense) benefit	(0.6)	(27.3)
Income tax (expense) benefit	0.0	10.4
Loss from continuing operations	(0.6)%	(16.9)%
Income from discontinued operations, net of tax	5.0%	321.8%
Net income	4.4%	304.8%

Comparison of Financial Results for the Three Months Ended December 31, 2015 and 2014

(in thousands, except percentages)	For the three months ended December 31,
	2015	2014	$ Change	% Change
Revenue	$22,490	$18,416	$4,074	22.1%
Cost of revenue	15,089	13,237	1,852	14.0%
Gross profit	7,401	5,179	2,222	42.9%
Operating expense (income):
Selling, general, and administrative	4,821	8,627	(3,806)	(44.1)%
Research and development	2,560	2,174	386	17.8%
Gain from change in estimate on ARO obligation	—	(845)	845	(100.0)%
Loss on sale of assets	—	228	(228)	100.0%
Total operating expense	7,381	10,184	(2,803)	(27.5)%
Operating income (loss)	20	(5,005)	5,025	100.4%
Other income (expense):
Interest expense, net	(17)	(130)	113	86.9%
Foreign exchange (loss) gain	(135)	57	(192)	336.8%
Change in fair value of financial instruments	—	36	(36)	(100.0)%
Total other expense	(152)	(37)	(115)	(310.8)%
Loss from continuing operations before income tax (expense) benefit	(132)	(5,042)	4,910	97.4%
Income tax (expense) benefit	(2)	1,912	(1,914)	(100.1)%
Loss from continuing operations	(134)	(3,130)	2,996	(95.7)%
Income from discontinued operations, net of tax	1,121	59,258	(58,137)	(98.1)%
Net income	$987	$56,128	$(55,141)	(98.2)%

Revenue

EMCORE offers a broad portfolio of compound semiconductor-based products for the broadband and specialty fiber optics market. EMCORE provides optical components, subsystems, and systems for CATV and FTTP networks, as well as products for satellite communications, video transport, and specialty photonics technologies for defense and homeland security applications.

For the three months ended December 31, 2015, revenue increased 22.1% compared to the same period during the prior year driven by significantly higher sales of our chip level devices, our CATV products and specialty photonic products primarily to U.S. customers. Sales of our CATV products, which include our quadrature amplitude modulation transmitters and receivers, represented the largest percentage of our total revenue during the three-month period. Sales of our chip level device products, which include our avalanche photodiodes, distributed feedback lasers (DFBs) and gain chips, increased as EMCORE expanded its sales to customers, primarily in Asia.

Gross Profit

Our cost of revenue consists of raw materials, compensation expense including non-cash stock-based compensation expense, depreciation expense and other manufacturing overhead costs, expenses associated with excess and obsolete inventories, and product warranty costs. Historically, our cost of revenue as a percentage of revenue, which we refer to as our gross margin, has fluctuated significantly due to product mix pricing, manufacturing yields and sales volumes, and inventory and specific product warranty charges.

Consolidated gross margins were 32.9% and 28.1% for the three months ended December 31, 2015 and 2014, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.1 million and $0.1 million during the three months ended December 31, 2015 and 2014, respectively.

For the three months ended December 31, 2015, gross margins increased when compared to the same period during the prior year. The increase in gross margins for the three months ended December 31, 2015 was primarily due to higher sales volume and higher utilization of the manufacturing facility, as we significantly increased production output, resulting in higher levels of absorption.

Selling, General and Administrative (SG&A)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, amortization expense on intangible assets, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.2 million and $1.6 million during the three months ended December 31, 2015 and 2014, respectively.

SG&A expense for the three months ended December 31, 2015 was lower than the amount reported in the same period during the prior year primarily due to higher stock-based compensation, severance and compensation expense associated with the sale of the Photovoltaics Business in the prior year.

As a percentage of revenue, SG&A expenses were 21.4% and 46.8% for the three months ended December 31, 2015 and 2014, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.1 million and $0.1 million during the three months ended December 31, 2015 and 2014, respectively.

R&D expense for the three months ended December 31, 2015 was higher than the amounts reported in the same period during the prior year primarily due to higher compensation costs attributed to higher headcount in the current period.

As a percentage of revenue, R&D expenses were 11.4% and 11.8% for the three months ended December 31, 2015 and 2014, respectively.

Gain from Change in Estimate on ARO Obligation

As a result of the revision in the estimated amount and timing of cash flows for asset retirement obligations during the three months ended December 31, 2014, the Company reduced the asset retirement obligations liability by $2.9 million with an offsetting reduction to property, plant, and equipment, net of $2.1 million, and recorded a gain from change in estimate on ARO obligation of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the asset retirement obligations were established. The amount of the remaining reduction to the asset retirement obligations was recorded as a reduction to operating expenses. Also see Note 11 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information.

Operating Income (Loss)

Operating income (loss) represents revenue less the cost of revenue and direct operating expenses incurred. Operating income (loss) is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating income (loss) was 0.1% and (27.1)% for the three months ended December 31, 2015 and 2014, respectively.

Other Income (Expense)

Interest expense, net
Interest expense for the three months ended December 31, 2015 was lower than the amount reported in the same period in the prior year due to higher borrowings outstanding under our credit facility during the three months ended December 31, 2014.

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

Change in Fair Value of Financial Instruments
As of December 31, 2014 warrants representing the right to purchase 400,001 shares of our common stock were outstanding. The warrants expired on April 1, 2015.

Income Tax (Expense) Benefit

For the three months ended December 31, 2015, the Company recorded income tax expense from continuing operations of approximately $2,000 and $13,000 within income from discontinued operations.

For the three months ended December 31, 2014, the Company recorded $1.9 million of income tax benefit from continuing operations losses and $30.2 million of income tax expense within income from discontinued operations. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax (expense) benefit between continuing operations and discontinued operations.

During the three months ended December 31, 2014, the Company utilized the $24.1 million of deferred tax assets. Also see Note 10 - Income and other Taxes in the notes to the condensed consolidated financial statements for more information.

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the three months ended December 31,
	2015	2014	$ Change	% Change
Revenue	$—	$24,429	$(24,429)	(100.0)%
Cost of revenue	(49)	17,357	(17,406)	(100.3)%
Gross profit	49	7,072	(7,023)	(99.3)%
Operating (income) expense	(1,085)	5,415	(6,500)	(120.0)%
Other income	—	779	(779)	(100.0)%
Gain on sale of discontinued operations	—	87,022	(87,022)	100.0%
Income from discontinued operations before income tax expense	1,134	89,458	(88,324)	(98.7)%
Income tax expense	(13)	(30,200)	30,187	100.0%
Income from discontinued operations, net of tax	$1,121	$59,258	$(58,137)	(98.1)%

During the three months ended December 31, 2015, we recorded income from discontinued operations from the Photovoltaics Business and Digital Products Business of $0.8 million and $0.3 million, respectively.

During the three months ended December 31, 2014, we recognized a gain of $56.8 million on the sale of the Photovoltaics Business, which is recorded within income from discontinued operations under the caption "gain on sale of discontinued operations". During the three months ended December 31, 2014, we recorded income (loss) from discontinued operations from the Photovoltaics Business and Digital Products Business of $59.3 million and approximately $(6,000), respectively.

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

As of December 31, 2015, cash and cash equivalents totaled $115.5 million and net working capital totaled approximately $128.4 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the three months ended December 31, 2015, we earned net income of $1.0 million. With respect to measures related to liquidity:

•
Sale of Photovoltaics Business: On December 10, 2014, we completed the sale of our Photovoltaics Business for$150.0 million in cash, prior to working capital adjustments of $0.1 million. We believe these proceeds will provide us with working capital for fiscal year 2016 and beyond.

•
Sale of Digital Products Business: On January 2, 2015, we completed the sale of our Digital Products Business for $1.5 million in cash and an adjusted Promissory Note balance of $15.5 million. On April 17, 2015, NeoPhotonics paid in full the outstanding balance of the Promissory Note of $15.5 million plus accrued interest of $0.2 million.

•
On June 15, 2015, we completed a modified "Dutch auction" tender offer (the "Tender Offer") and purchased 6.9 million shares of our common stock at a purchase price of $6.55 per share, for an aggregate cost of $45.0 million excluding fees and expenses. Repurchased common stock was recorded to treasury stock. We incurred costs of $0.7 million in connection with the Tender Offer, which were recorded to treasury stock.

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

On December 3, 2014, we entered into a Sixth Amendment to the credit facility, pursuant to which Wells Fargo agreed to automatically release all encumbrances covering certain of the Company’s assets to be sold pursuant to the Photovoltaics Agreement and the Digital Products Agreement. In addition, on December 10, 2014 upon notice to Wells Fargo of the closing of the transaction contemplated by the Photovoltaics Agreement, the maximum borrowing allowed under the credit facility was reduced from $35.0 million to $15.0 million, and certain other changes to the borrowing base calculations went into effect. On November 10, 2015, we entered into a Seventh Amendment of the credit facility which extended the maturity date of the facility to November 2018, and adjusted the interest rate to LIBOR plus 2.5%. As of December 31, 2015, there were no amounts outstanding under the credit facility and the Company was in compliance with all financial covenants. As of December 31, 2015, the credit facility had approximately $0.7 million reserved for two stand-by letters of credit, leaving a remaining $7.4 million of borrowing available under the credit facility. As of February 4, 2016, there was no outstanding balance under this credit facility.

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

Cash Flow

The Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014, respectively, reflects cash flows from both the continuing and discontinued operations of the Company.

Net Cash Provided By Operating Activities

Operating Activities (in thousands, except percentages)	For the three months ended December 31,
	2015	2014	$ Change	% Change
Net cash provided by operating activities	$5,733	$2,749	$2,984	108.5%

Fiscal 2016:
Our operating activities provided cash of $5.7 million primarily due to changes in our current assets and liabilities (or working capital components) of $4.7 million, depreciation, amortization and accretion expense of $0.5 million, stock-based compensation expense of $0.4 million, and warranty provision of $0.1 million, and our net income of $1.0 million, partially offset by the gain on transfer of solar power assets of $0.7 million and the payment and gain on settlement of Newark restructuring lease of $0.3 million. The change in our current assets and liabilities was primarily the result of a decrease in accounts receivable of $2.9 million, inventory of $2.1 million and other assets of $1.4 million, partially offset by a decrease in accrued expenses and other liabilities of $1.7 million and accounts payable of approximately $43,000.

Fiscal 2015:
For the three months ended December 31, 2014, our operating activities provided cash of $2.7 million primarily due to the changes in our current assets and liabilities (or working capital components) of $6.4 million, depreciation, amortization and accretion expense of $1.2 million, stock-based compensation expense of $2.6 million, allowance for doubtful accounts of $0.3 million and our net income of $56.1 million, partially offset by the gain on sale of Photovoltaics Business of $87.0 million and gain from change in estimate on ARO obligation of $0.8 million. The change in our current assets and liabilities was primarily the result of an increase in inventory of $2.2 million, other assets of $4.1 million and a decrease in accounts payable of $0.4 million, partially offset by an increase in accrued expenses and other liabilities of $7.7 million and a decrease in accounts receivable of $5.3 million

Working Capital Components:

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

Net Cash (Used In) Provided By Investing Activities

Investing Activities (in thousands, except percentages)	For the three months ended December 31,
	2015	2014	$ Change	% Change
Net cash (used in) provided by investing activities	$(2,405)	$150,280	$(152,685)	(101.6)%

Fiscal 2016:
Our investing activities used $2.4 million of cash primarily from capital related expenditures of $1.7 million and an increase in restricted cash of $0.7 million.

Fiscal 2015:
For the three months ended December 31, 2014, our investing activities provided $150.3 million of cash primarily from proceeds from sale of Photovoltaics business of $150.0 million, and decrease in restricted cash of $1.1 million partially offset by capital related expenditures of $0.8 million.

Net Cash Provided By (Used In) Financing Activities

Financing Activities (in thousands, except percentages)	For the three months ended December 31,
	2015	2014	$ Change	% Change
Net cash provided by (used in) financing activities	$186	$(26,163)	$26,349	100.7%

Fiscal 2016:
Our financing activities provided cash of $0.2 million from proceeds from stock plan transactions.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2016 and over the next five fiscal years are summarized in the table below:

(in thousands)
	Total	2016	2017 to 2018	2019 to 2020	2021 and later
Purchase obligations	$8,472	$8,472	$—	$—	$—
Asset retirement obligations	1,765	—	45	1,720	—
Operating lease obligations	2,446	817	1,090	502	37
Total contractual obligations and commitments	$12,683	$9,289	$1,135	$2,222	$37

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of December 31, 2015, we had unrecognized tax benefits of $0.4 million.

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

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2015. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for a discussion of our critical accounting policies and estimates.

Geographical Information
See Note 13- Geographic Information in the notes to the condensed consolidated financial statements for disclosures related to revenue, geographic revenue and significant customers.

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

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risks

For Quantitative and qualitative disclosures about market risk affecting the Company, see Item 7A - Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We do not believe the Company's exposure to market risk has changed materially since September 30, 2015.

ITEM 4.    Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Act) as of December 31, 2015. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.    Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    Other Information

ITEM 1.    Legal Proceedings

See Note 11 - Commitments and Contingencies in the notes to our condensed consolidated financial statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

ITEM 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended September 30, 2015, which could materially affect our business, financial condition or future results. We do not believe the Company's risks have changed materially since we filed our Form 10-K on December 14, 2015. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

EMCORE CORPORATION

Date:	February 4, 2016	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	February 4, 2016	By:	/s/ Mark B. Weinswig
Mark B. Weinswig
Chief Financial Officer (Principal Financial and Accounting Officer)