Form 10-Q
period 2016-03-31
EMCORE CORP
filed 2016-05-05
CIK 808326

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of May 2, 2016, the number of shares outstanding of our no par value common stock totaled 26,102,399.
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

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended March 31, 2016

PART I.    Financial Information
ITEM 1.    Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Six Months Ended March 31, 2016 and 2015
(in thousands, except net (loss) income per share)
(unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2016	2015	2016	2015
Revenue	$21,532	$19,057	$44,022	$37,473
Cost of revenue	14,510	12,678	29,599	25,915
Gross profit	7,022	6,379	14,423	11,558
Operating expense (income):
Selling, general, and administrative	4,825	5,954	9,646	14,581
Research and development	2,564	2,022	5,124	4,196
Gain from change in estimate on ARO obligation	—	—	—	(845)
Loss on sale of assets	—	—	—	228
Total operating expense	7,389	7,976	14,770	18,160
Operating loss	(367)	(1,597)	(347)	(6,602)
Other income (expense):
Interest income, net	25	165	8	35
Foreign exchange gain (loss)	25	(6)	(110)	51
Change in fair value of financial instruments	—	86	—	122
Total other income (expense)	50	245	(102)	208
Loss from continuing operations before income tax benefit	(317)	(1,352)	(449)	(6,394)
Income tax benefit	155	396	153	2,308
Loss from continuing operations	(162)	(956)	(296)	(4,086)
Income from discontinued operations, net of tax	4,144	4,008	5,265	63,266
Net income	$3,982	$3,052	$4,969	$59,180
Foreign exchange translation adjustment	43	(8)	(45)	(719)
Comprehensive income	$4,025	$3,044	$4,924	$58,461
Per share data:
Net (loss) income per basic and diluted share:
Continuing operations	$(0.01)	$(0.03)	$(0.01)	$(0.13)
Discontinued operations	0.16	0.13	0.20	2.00
Net income per basic and diluted share	$0.15	$0.10	$0.19	$1.87
Weighted-average number of basic and diluted shares outstanding	25,942	32,077	25,818	31,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of March 31, 2016 and September 30, 2015
(in thousands, except per share data)
(unaudited)

	As of	As of
	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$110,031	$111,885
Restricted cash	529	375
Accounts receivable, net of allowance of $103 and $462, respectively	19,326	17,319
Inventory	16,792	17,130
Prepaid expenses and other current assets	4,362	4,976
Total current assets	151,040	151,685
Property, plant, and equipment, net	10,228	8,925
Other non-current assets, net of allowance of $0 and $3,561, respectively	298	297
Total assets	$161,566	$160,907
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,150	$7,189
Deferred gain associated with sale of assets	—	3,400
Accrued expenses and other current liabilities	9,859	13,102
Total current liabilities	18,009	23,691
Asset retirement obligations	1,540	1,774
Total liabilities	19,549	25,465
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 33,012 shares issued and 26,102 shares outstanding as of March 31, 2016; 32,586 shares issued and 25,676 shares outstanding as of September 30, 2015	763,654	762,003
Treasury stock at cost; 6,910 shares at March 31, 2016 and September 30, 2015	(47,721)	(47,721)
Accumulated other comprehensive income	802	847
Accumulated deficit	(574,718)	(579,687)
Total shareholders’ equity	142,017	135,442
Total liabilities and shareholders’ equity	$161,566	$160,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the six months ended March 31, 2016 and 2015
(in thousands)
(unaudited)

	For the six months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$4,969	$59,180
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion expense	1,081	1,803
Stock-based compensation expense	920	3,760
Deferred income taxes	—	24,080
Gain on sale of Photovoltaics Business	—	(87,022)
Gain on sale of Digital Products Business	—	(1,994)
Provision adjustments related to doubtful accounts	4	463
Provision adjustments related to product warranty	234	515
Change in fair value of financial instruments	—	(122)
Gain from change in estimate on ARO obligation	—	(845)
Reclassification of foreign currency translation adjustment	—	(744)
Recognition of previously deferred gain on sale of assets from discontinued operations	(3,804)	—
Gain on reduction of product warranty of discontinued operations	(423)	—
Gain on settlement of solar power assets and obligations	(689)	—
Gain on settlement of Newark lease	(310)	—
Net loss on disposal of equipment	—	237
Settlement of customer related warranty claim	—	(280)
Total non-cash adjustments	(2,987)	(60,149)
Changes in operating assets and liabilities:
Accounts receivable	(2,017)	3,859
Inventory	228	(1,541)
Other assets	1,323	(913)
Accounts payable	1,172	(3,151)
Accrued expenses and other current liabilities	(2,412)	(3,012)
Total change in operating assets and liabilities	(1,706)	(4,758)
Net cash provided by (used in) operating activities	276	(5,727)
Cash flows from investing activities:
Proceeds from sale of Photovoltaics Business	—	150,000
Proceeds from sale of Digital Products Business	—	1,500
Purchase of equipment	(2,685)	(1,150)
(Increase) decrease in restricted cash	(155)	1,314
Proceeds from disposal of property, plant and equipment	—	50
Net cash (used in) provided by investing activities	(2,840)	151,714
Cash flows from financing activities:
Payments on credit facilities	—	(26,518)
Proceeds from stock plans	597	834
Net cash provided by (used in) financing activities	597	(25,684)
Effect of exchange rate changes on foreign currency	113	(25)
Net (decrease) increase in cash and cash equivalents	(1,854)	120,278
Cash and cash equivalents at beginning of period	111,885	20,687
Cash and cash equivalents at end of period	$110,031	$140,965
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$44	$139
Cash paid during the period for income taxes	$108	$25
NON-CASH INVESTING AND FINANCING ACTIVITIES
Sale of Digital Products assets to NeoPhotonics for note receivable	$—	$15,482
Changes in accounts payable related to purchases of equipment	$(191)	$—
Issuance of common stock to Board of Directors	$263	$301
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
For the three and six months ended March 31, 2016
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

We currently have one reporting segment: Fiber Optics. Until the first quarter of fiscal year 2015, we operated as two segments: Fiber Optics and Photovoltaics. EMCORE's Solar Photovoltaics business, which was sold in December 2014, provided products for space power applications including high-efficiency multi-junction solar cells, Covered Interconnect Cells and complete satellite solar panels. In addition, EMCORE sold certain assets, and transferred certain liabilities, of the Company's telecommunications business, including the ITLA, micro-ITLA, T-TOSA and T-XFP product lines within the Company’s telecommunications business in January 2015. In addition to organic growth and development of our existing Fiber Optics market, we intend to pursue other strategies to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives, such as dispositions, reorganizations, recapitalizations or other similar transactions, the repurchase of shares of our outstanding common stock or payment of dividends to our shareholders, and we may engage financial and other advisors to assist in these efforts. Accordingly, the Strategy and Alternatives Committee of the Board of Directors and our management may from time to time be engaged in evaluating potential strategic opportunities and may enter into definitive agreements with respect to such transactions or other strategic alternatives.

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

No Photovoltaics Business or Digital Products Business assets or liabilities that were sold remain on the condensed consolidated balance sheet as of March 31, 2016. The financial results of the Photovoltaics Business and the Digital Products Business are presented as "discontinued operations" on the condensed consolidated statements of operations and comprehensive income for the three and six months ended March 31, 2016 and 2015. See Note 3 - Discontinued Operations for additional information. The notes to our condensed consolidated financial statements relate to our continuing operations only, unless otherwise indicated.

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

Liquidity and Capital Resources

Historically, we have consumed cash from operations and in most periods, we have incurred operating losses from continuing operations. We have managed our liquidity position through the sale of assets, and cost reduction initiatives, as well as, from time to time, borrowings from our credit facility and capital markets transactions.

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

As of March 31, 2016, cash and cash equivalents totaled $110.0 million and net working capital totaled approximately $133.0 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the six months ended March 31, 2016, we earned net income of $5.0 million.

With respect to measures related to liquidity:

We expect existing cash, cash equivalents, cash flows from operations, and access to capital markets to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital than what is generated by our operations, for example to fund significant discretionary activities, such as business acquisitions and share repurchases, we could elect to raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. We have borrowed funds in the past and continue to believe we have the ability to do so at reasonable interest rates.

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

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank, National Association ("Wells Fargo"). The credit facility, as it has been amended through its seventh amendment on November 10, 2015, currently provides us with a revolving credit line of up to $15.0 million through November 2018 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. See Note 9 - Credit Facilities for additional information.

NOTE 2.	Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or of potential significance, to us other than those discussed below:

•
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The new standard will be effective for our fiscal year beginning October 1, 2017 and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our Condensed Consolidated Financial Statements.

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces a lessee model that requires recognition of assets and liabilities arising from qualified leases on the consolidated balance sheets and consolidated statements of operations and disclosure of qualitative and quantitative information about lease transactions. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. The new standard will be effective for our fiscal year beginning October 1, 2019 and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our Condensed Consolidated Financial Statements.

•
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under this guidance, organizations that present a classified balance sheet are required to classify all deferred taxes as non-current assets or non-current liabilities. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The new standard will be effective for our fiscal year beginning October 1, 2018 and early adoption is permitted. We do not expect this accounting standard update to have an impact on our Condensed Consolidated Financial Statements.

•
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard requires inventory to be measured at the lower of cost and net realizable value. The guidance clarifies that net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The new standard will be effective for our fiscal year beginning October 1, 2017 and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our Condensed Consolidated Financial Statements.

•
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which will supersede most current U.S. GAAP guidance on this topic. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to clarify two aspects of the guidance within ASU No. 2014-09 on identifying performance obligations and the licensing implementation guidance. Under the new standards, recognition of revenue occurs when the seller satisfies a performance obligation by transferring to the customer promised goods or services in an amount that reflects the consideration the entity expects to receive for those goods or services. The new standard, as amended in August 2015, will be effective for our fiscal year beginning October 1, 2018 and early adoption is permitted as of October 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We anticipate this standard will not have a material impact on our Condensed Consolidated Financial Statements.

NOTE 3.	Discontinued Operations

Sale of Photovoltaics Business

On September 17, 2014, EMCORE entered into the Photovoltaics Agreement with SolAero pursuant to which the Company agreed to sell the Photovoltaics Business for $150.0 million in cash, prior to a working capital adjustment of $0.1 million. On December 10, 2014, EMCORE completed the Photovoltaics Asset Sale.

In connection with this transaction, we sold net assets of $60.3 million to SolAero and incurred transaction costs of $2.7 million. During the three months ended December 31, 2014, we recognized a gain of $56.8 million, net of tax on the sale of the Photovoltaics Business which was recorded within discontinued operations in the consolidated statements of operations and comprehensive income.

On December 22, 2015, we settled all of the outstanding rights and obligations of a solar power venture in Spain, including outstanding non-current receivables, for a payment of $0.7 million. The outstanding non-current receivables had a net book value of $0 at the time of settlement as they were fully allowed for previously. The resulting gain was recorded in the discontinued operations of the Photovoltaics Business for the three months and six months ended March 31, 2016.

No assets and liabilities of the Photovoltaics Business that were sold remain on the condensed consolidated balance sheet as of March 31, 2016 and September 30, 2015. The financial results of the Photovoltaics Business are reported as discontinued operations for the three and six months ended March 31, 2016 and 2015, respectively.

The following table presents the statements of operations for the discontinued operations of the Photovoltaics Business:

	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2016	2015	2016	2015
Revenue	$—	$—	$—	$12,614
Cost of revenue	—	—	—	8,245
Gross profit	—	—	—	4,369
Operating (income) expense	(34)	(272)	(821)	2,431
Other income	—	—	—	779
Gain on sale of discontinued operations	—	—	—	87,022
Income from discontinued operations before income tax	34	272	821	89,739
Income tax (expense) benefit	(19)	277	(28)	(29,926)
Income from discontinued operations, net of tax	$15	$549	$793	$59,813

Included in discontinued operations during the three and six months ended March 31, 2016 were $9,200 and $0.1 million, respectively, of New Mexico incentive tax credits received. The credits received resulted in cash refunds. There were no incentive tax credits received during the three and six months ended March 31, 2015.

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

During the three months ended March 31, 2015, we recognized a gain of $2.0 million on the sale of the Digital Products Business which was recorded within discontinued operations in the condensed consolidated statements of operations and comprehensive income.

In December 2015, we entered into an agreement to terminate our lease and related obligations associated with a facility in Newark, California we abandoned effective February 2016 following the sale of the Digital Products Business for a payment of $0.2 million. As a result of this agreement, we recorded a gain of $0.3 million on the lease termination in the discontinued operations of the Digital Products Business during the three and six months ended March 31, 2016. Also see Note 8 - Accrued Expenses and Other Current Liabilities.

Included in cost of revenue for the three and six months ended March 31, 2016 is $0.4 million due to a reduction in expected product warranty liabilities from a settlement agreement associated with the Digital Products Business.

During the three and six months ended March 31, 2016, we recognized the deferred gain of $3.4 million and reversal of other liabilities of $0.4 million, that had been recorded as of September 30, 2015, resulting in a credit of $3.8 million to deferred gain on sale of assets within discontinued operations of the Digital Products Business as the result of the favorable ruling from the SEI arbitration. Also see Note 11 - Commitments and Contingencies.

No assets or liabilities from the Digital Products Business remain on the condensed consolidated balance sheet as of March 31, 2016 and September 30, 2015. The financial results of the Digital Products Business are reported as discontinued operations for the three and six months ended March 31, 2016 and 2015.

The following table presents the statements of operations for the discontinued operations of the Digital Products Business:

	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2016	2015	2016	2015
Revenue	$—	$40	$—	$11,855
Cost of revenue	(445)	(1)	(494)	9,111
Gross profit	445	41	494	2,744
Operating (income) expense	(32)	446	(330)	3,158
Recognition of previously deferred gain on sale of assets	3,804	—	3,804	—
Gain on sale of discontinued operations	—	1,994	—	1,994
Income from discontinued operations before income tax	4,281	1,589	4,628	1,580
Income tax (expense) benefit	(152)	1,870	(156)	1,873
Income from discontinued operations	$4,129	$3,459	$4,472	$3,453

NOTE 4.	Fair Value Accounting

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

NOTE 5.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	March 31, 2016	September 30, 2015
Accounts receivable, gross	$19,429	$17,781
Allowance for doubtful accounts	(103)	(462)
Accounts receivable, net	$19,326	$17,319

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

NOTE 6.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	March 31, 2016	September 30, 2015
Raw materials	$11,026	$9,261
Work in-process	3,099	3,207
Finished goods	2,667	4,662
Inventory	$16,792	$17,130

NOTE 7.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	March 31, 2016	September 30, 2015
Equipment	$25,969	$24,913
Furniture and fixtures	1,109	1,109
Computer hardware and software	2,369	2,177
Leasehold improvements	1,520	1,480
Construction in progress	1,867	875
Property, plant, and equipment, gross	32,834	30,554
Accumulated depreciation	(22,606)	(21,629)
Property, plant, and equipment, net	$10,228	$8,925

NOTE 8.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	March 31, 2016	September 30, 2015
Compensation	$2,753	$3,036
Warranty	1,102	1,664
Termination fee	2,775	2,775
Professional fees	643	1,147
Customer deposits	26	133
Deferred revenue	22	65
Self insurance	277	606
Income and other taxes	974	1,038
Severance and restructuring accruals	611	1,448
Other	676	1,190
Accrued expenses and other current liabilities	$9,859	$13,102

Self-insurance: Prior to December 31, 2015, the Company provided health benefits to its employees under a self-insured (stop-loss) plan whereby the Company was responsible for substantially all amounts incurred by the provider related to the benefits provided to members of the plan. Effective January 1, 2016, the Company provides health benefits to its employees through a premium policy based plan and is only responsible for the premium payments for each employee insured under the plan. The balance as of March 31, 2016 relates to the amounts the Company is liable for prior to discontinuing the self-insurance plan.

Income and other taxes: For the three months ended March 31, 2016, the Company recorded income tax benefit from continuing operations of approximately $0.2 million, and $0.2 million of income tax expense within income from discontinued operations. For the six months ended March 31, 2016, the Company recorded income tax benefit from continuing operations of approximately $0.2 million, and $0.2 million of income tax expense within income from discontinued operations. Also see Note 10 - Income and other Taxes.

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

In the first quarter of fiscal year 2015, the Company’s former Chief Administrative Officer and General Counsel and Secretary announced their resignations which became effective in the first quarter and second quarter of fiscal year 2015, respectively. The Company entered into separation agreements with each individual that provided for among other things, the continuation of their base salary (74 weeks for the Chief Administrative Officer and 68 weeks for the General Counsel and Secretary), benefits for 18 months, outplacement services for a period of not more than one year and with a value not in excess of $15,000 and immediate vesting of all their outstanding non-vested equity awards. These payments were not contingent upon any future service by either individual. The Company recorded charges of approximately $1.1 million in the six months ended March 31, 2015 related to these separation agreements.

In connection with the abandonment of our Newark, California facility following the closing of the sale of the Digital Products Business, we accrued for the remaining lease costs through the lease termination of May 2016. In December 2015, we entered into an agreement to terminate this lease and related obligations, including asset retirement obligations ("ARO"), as of February 2016 for a payment of $0.2 million. As a result of the agreement, we recorded a gain of $0.3 million on the lease termination. The resulting gain has been recorded in the discontinued operations of the Digital Products Business for the six months ended March 31, 2016. Also see Note 3 - Discontinued Operations.

Our severance and restructuring-related accruals specifically relate to the separation agreements discussed above and non-cancelable obligations associated with an abandoned leased facility. Expense related to severance and restructuring accruals is included in selling, general, and administrative expense on our statement of operations and comprehensive income. The following table summarizes the changes in the severance and restructuring-related accrual accounts:

(in thousands)	Severance-related accruals	Restructuring- related accruals	Total
Balance as of September 30, 2015	$1,110	$338	$1,448
Expense - charged to accrual	—	—	—
Payments and accrual adjustments	(506)	(331)	(837)
Balance as of March 31, 2016	$604	$7	$611

Warranty: We generally provide product and other warranties on our components, power systems, and fiber optic products. Certain parts and labor warranties from our vendors can be assigned to our customers. Our reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.
The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2016	2015	2016	2015
Balance at beginning of period	$1,564	$2,435	$1,664	$2,816
Provision for product warranty - expense	88	113	234	515
Adjustments and utilization of warranty accrual	(550)	(624)	(796)	(1,407)
Balance at end of period	$1,102	$1,924	$1,102	$1,924
Current portion	$1,102	$1,723	$1,102	$1,723
Non-current portion	—	201	—	201
Product warranty liability at end of period	$1,102	$1,924	$1,102	$1,924

As of March 31, 2015, the non-current portion of product warranty accruals included Terrestrial Solar Power Generation warranty liabilities retained by EMCORE as part of the Photovoltaics Asset Sale, which were settled during the fiscal year ended September 30, 2015. See Note 3 - Discontinued Operations for additional information.

NOTE 9.	Credit Facilities

On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank, National Association ("Wells Fargo"). The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts.

On November 10, 2015, we entered into a Seventh Amendment of the credit facility, which extended the maturity date of the facility to November 2018 and adjusted the interest rate to LIBOR plus 2.5%. The credit facility currently provides us with a revolving credit line of up to $15.0 million that can be used for working capital requirements, letters of credit, and other general corporate purposes.

As of March 31, 2016, there were no amounts outstanding under this credit facility and the Company was in compliance with all financial covenants. Also, as of March 31, 2016, the credit facility had approximately $0.7 million reserved for two stand-by letters of credit and $5.9 million available for borrowing. As of May 5, 2016, there was no outstanding balance under this credit facility.

NOTE 10.	Income and other Taxes

For the three months ended March 31, 2016, the Company recorded income tax benefit from continuing operations of approximately $0.2 million, and $0.2 million of income tax expense within income from discontinued operations. For the six months ended March 31, 2016, the Company recorded income tax benefit from continuing operations of approximately $0.2 million, and $0.2 million of income tax expense within income from discontinued operations. Income tax expense is comprised of estimated alternative minimum tax allocated between continuing operations and discontinued operations as prescribed by ASC 740.

For the three months ended March 31, 2015, the Company recorded $0.4 million of income tax benefit from continuing operations losses and $2.1 million of income tax benefit within income from discontinued operations. For the six months ended March 31, 2015, the Company recorded $2.3 million of income tax benefit from continuing operations losses and $28.1 million of income tax expense within income from discontinued operations. The income tax expense within discontinued operations included estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations.

For the three months ended March 31, 2016 and 2015, the effective tax rate on continuing operations was 48.9% and 29.3%, respectively. The higher tax rate for the three months ended March 31, 2016 was primarily due to permanent differences, state tax benefits and foreign rate differentials.

For the six months ended March 31, 2016 and 2015, the effective tax rate on continuing operations was 34.1% and 36.1% respectively. The lower tax rate for the six months ended March 31, 2016 was primarily due to permanent differences, state tax benefits and foreign tax rate differentials. The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.
We have not provided for U.S. federal and state income taxes on non-U.S. subsidiaries' undistributed earnings as of March 31, 2016 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries.
All deferred tax assets have a full valuation allowance at March 31, 2016 and the Company expects all remaining deferred tax assets to have a full valuation allowance at September 30, 2016. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criteria, mandated by ASC 740, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three and six months ended March 31, 2016 and 2015, there were no material increases or decreases in unrecognized tax benefits. As of March 31, 2016 and September 30, 2015, we had approximately $0.4 million and $0.3 million, respectively, of interest and penalties accrued as tax liabilities on our balance sheet.

NOTE 11.	Commitments and Contingencies

Operating Lease Obligations: We lease certain land, facilities, and equipment under non-cancelable operating leases. Operating lease amounts exclude renewal option periods, property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.3 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively and approximately $0.6 million and $0.7 million for the six months ended March 31, 2016 and 2015, respectively. There are no off-balance sheet arrangements other than our operating leases.

Asset Retirement Obligations ("ARO"): We have known conditional asset retirement conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our ARO's include assumptions related to renewal option periods for those facilities where we expect to extend lease terms. The Company recognizes its estimate of the fair value of its ARO's in the period incurred in long-term liabilities. The fair value of the ARO is also capitalized as property, plant and equipment.

In future periods, the ARO is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated ARO changes, an adjustment will be recorded to both the ARO and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in estimated retirement costs, and changes in the estimated timing of settling ARO's. The fair value of our ARO were estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 3.25% to 4.20%. There were no ARO's settled during the three and six months ended March 31, 2015. See discussion below regarding ARO settlements during the first quarter of fiscal 2016. Accretion expense of $15,000 and $52,000 was recorded during the three months ended March 31, 2016 and 2015, respectively. Accretion expense of $30,000 and $67,000 was recorded during the six months ended March 31, 2016 and 2015, respectively.

EMCORE leases a major facility in Alhambra, California covering six buildings where manufacturing, research and development, and general and administrative work is performed. Several leases related to these facilities expired in 2011, and were being maintained on a month-to-month basis. In November 2014, a new lease for four of the six buildings was signed, which was retroactively effective on October 1, 2014. The new lease extended the terms of the lease for three years plus a three year option to extend the lease and clarified the obligations and restoration work necessary to restore the buildings back to the requirements in the lease.

The Company’s ARO consists of legal requirements to return the existing leased facilities to their original state and certain environmental work to be performed due to the presence of a manufacturing fabrication operation and significant changes to the facilities over the past thirty years.

During the first quarter of fiscal 2015, the Company completed an analysis of the new Alhambra lease and revised its estimated future cash flows of its ARO's. The analysis required estimating the probability that the Company will be required to remove certain infrastructure and restore the leased properties as set forth in the new lease, and the timing and amount of those future costs. The analysis resulted in the downward revision of the Company’s ARO liability. This change in the estimated cash flows resulted in a reduction in the ARO liability by $2.9 million with an offsetting reduction to property, plant, and equipment, net of $2.1 million, and a gain from change in estimate of ARO liability of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the ARO's were established. The amount of the remaining reduction to the ARO's was recorded as a reduction to operating expenses.

During the three months ended December 31, 2015, the Company entered into an agreement to terminate the lease and related obligations, including ARO, in Newark, California for a one-time settlement payment of $0.2 million. As a result of this agreement and payment, the Company reduced its ARO's associated with the Newark facility by $0.3 million. The following table summarizes ARO activity:

Asset Retirement Obligations	March 31,
(in thousands)	2016
Balance at September 30, 2015	$1,774
Accretion expense	30
Payments and revision in estimated cash flows	(264)
Balance at March 31, 2016	$1,540

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations. On September 19, 2013, we received written notice from a customer of our broadband products requesting indemnification relating to a lawsuit brought against them alleging patent infringement of a system incorporating our product. As of March 31, 2016, there has been no resolution to this claim.

In March 2012, we entered into a Master Purchase Agreement with SEI, pursuant to which we agreed to sell certain assets and transfer certain obligations. Under the terms of the Master Purchase Agreement, we agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we recorded this amount as a deferred gain on our balance sheet as a result of these contingencies.

On September 23, 2014, SEI filed for arbitration against EMCORE, as required under the Master Purchase Agreement between the parties. SEI was seeking $47.5 million from EMCORE, relating to numerous claims. On April 12, 2016, the International Court of Arbitration tribunal rejected SEI's claims. The panel ruled that EMCORE owes SEI none of the amounts SEI sought in the arbitration and that the Company is entitled to collect the $1.9 million held in escrow. The Company is also entitled to recover $2.6 million in fees and costs from SEI. During the three and six months ended March 31, 2016, we recognized a gain associated with the release of the $3.4 million and reversal of other liabilities of $0.4 million, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business. The $2.6 million recovery of fees and costs incurred by EMCORE will be recorded when received from SEI, and the $1.9 million held in escrow will be reclassified to cash once the funds are released to EMCORE. Also see Note 3 - Discontinued Operations.

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

b) Mirasol Class Action

On December 15, 2015, Plaintiff Christina Mirasol (“Mirasol”), on her own behalf and on behalf of a putative class of similarly situated individuals composed of current and former non-exempt employees of the Company working in California since December 15, 2011, filed a complaint against the Company in the Superior Court of California, Los Angeles County. The complaint alleges seven causes of action related to: (1) failure to pay overtime; (2) failure to provide meal periods; (3) failure to pay minimum wages; (4) failure to timely pay wages upon termination; (5) failure to provide compliant wage statements; and (6) unfair competition under the California Business and Professions Code § 17200 et seq. The claims are premised primarily on the allegation that Mirasol and the putative class members were not provided with their legally required meal periods. Mirasol seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for compensatory and liquidated damages as well as for declaratory relief, injunctive relief, statutory penalties, pre-judgment interest, costs and attorneys’ fees.

In March 2016, the Company offered current employees the opportunity to receive a one-time cash payment in exchange for a release of all potential claims related to the Mirasol lawsuit. The Company estimates that its potential future liability related to all potential putative class members may range from $0.1 million to $4.3 million, including penalties and fines associated with the claims at March 31, 2016. Based on the preliminary responses received, the Company has accrued $0.1 million at March 31, 2016, which represents the best estimate within the range. This amount has been recorded within Operating Expense for the three and six months ended March 31, 2016.

NOTE 12.	Equity

Equity Plans
We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards. We maintain three equity incentive compensation plans, collectively described below as our "Equity Plans":

•	the 2000 Stock Option Plan,

•	the 2010 Equity Incentive Plan, and

•	the 2012 Equity Incentive Plan.

We issue new shares of common stock to satisfy awards issued under our Equity Plans.

The Board of Directors (the “Board”) of the Company previously approved, subject to stockholder approval, amendments to the 2012 Plan that would, among other changes, (1) increase the limit on the aggregate number of shares of common stock that may be delivered pursuant to awards granted under the 2012 Plan by 500,000 shares to a new aggregate share limit of 2,500,000 shares; (2) make shares exchanged or withheld by the Company to satisfy any purchase price and tax withholding obligations related to options or “full value awards” (such as restricted stock or stock unit awards), and the total number of shares subject to stock appreciation rights (whether or not issued) count against the 2012 Plan’s share limit and no longer available for new grants under the 2012 Plan; (3) implement a maximum grant date fair value limit for awards granted to non-employee directors under the 2012 Plan during any one calendar year of $250,000 (or $350,000 in the case of awards to a non-employee director serving as Chairman of the Board or Lead Independent Director at the time of grant, or to a newly elected or appointed non-employee director during the first calendar year of service), (4) expressly allow the administrator to permit or require participants to defer awards granted under the 2012 Plan, (5) extend the term of the 2012 Plan until March 11, 2026; and (6) extend the performance-based award feature of the 2012 Plan through the first annual meeting of stockholders that occurs in 2021. The Company’s stockholders approved the amendments to the 2012 Plan on March 11, 2016. As a result of the approval of the amendments to the 2012 Plan by the Company's stockholders, no more shares may be granted under the 2007 Directors' Stock Award Plan.

Stock Options
Most of our stock options vest and become exercisable over a four to five year period and have a contractual life of 10 years. Certain stock options awarded are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes stock option activity under the Equity Plans for the six months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2015	696,459	$22.47
Granted	16,700	$6.37
Exercised	(37,413)	$4.98		$80
Forfeited	(5,700)	$6.35
Expired	(52,099)	$31.22
Outstanding as of March 31, 2016	617,947	$22.51	2.76	$97
Exercisable as of March 31, 2016	567,172	$23.97	2.18	$97
Vested and expected to vest as of March 31, 2016	607,534	$22.79	2.65	$97

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the six months ended March 31, 2015, the intrinsic value of options exercised was $95,000.

As of March 31, 2016, there was approximately $0.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 4.0 years.

On December 10, 2014, in connection with the sale of the Photovoltaics Business, which constituted a change in control, the terms of approximately 56,000 stock options for approximately 80 employees were modified to include accelerated vesting effective as of that date. The total incremental benefit resulting from the modifications was approximately $0.2 million and is included in the Company's income from discontinued operations, net of tax, for the six months ended March 31, 2015.

Valuation Assumptions
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the three months ended March 31,		For the six months ended March 31,
	2016	2015	2016	2015
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%	—%	—%
Expected stock price volatility rate	61.0%	72.7%	61.3%	76.0%
Risk-free interest rate	1.5%	1.7%	1.6%	1.8%
Expected term (in years)	6.0	6.0	6.0	6.0

Weighted average grant date fair value per share of stock options granted:	$2.97	$3.51	$3.64	$3.55

Restricted Stock

Restricted stock units (RSUs) granted to employees under the 2010 Plan and 2012 Plan typically vest over 3 years and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. RSUs are not considered issued or outstanding common stock until they vest.

The following table summarizes the activity related to RSUs for the six months ended March 31, 2016:

Restricted Stock Activity	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2015	570,231	$5.26
Granted	280,650	$5.22
Vested	(251,970)	$5.14
Forfeited	(7,916)	$5.15
Non-vested as of March 31, 2016	590,995	$5.30

As of March 31, 2016, there was approximately $2.6 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.2 years. The 0.6 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $3.0 million and a weighted average remaining contractual term of 1.5 years. For the six months ended March 31, 2016 and 2015, the intrinsic value of RSUs vested was approximately $1.4 million and $4.4 million, respectively. Of the 0.6 million outstanding non-vested RSUs at March 31, 2016, approximately 0.5 million are expected to vest and have an aggregate intrinsic value of approximately $2.7 million and a weighted average remaining contractual term of 1.5 years.

On December 10, 2014, in connection with the sale of the Photovoltaics Business, which constituted a change in control, the terms of approximately 147,000 RSUs for approximately 80 employees were modified to include accelerated vesting effective as of that date. The total incremental expense resulting from the modifications was approximately $49,000 and is included in the Company's income from discontinued operations, net of tax, for the six months ended March 31, 2015. In total, approximately 0.3 million RSU's vested due to change in control provisions.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2016	2015	2016	2015
Employee stock options	$10	$7	$16	$184
Restricted stock awards and units	453	797	719	2,056
Employee stock purchase plan	56	14	111	64
401(k) match in common stock	—	144	—	224
Outside director fees in common stock	94	72	130	280
Total stock-based compensation expense	$613	$1,034	$976	$2,808

Stock-based Compensation Expense - by expense type	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2016	2015	2016	2015
Cost of revenue	$113	$81	$182	$185
Selling, general, and administrative	420	849	608	2,414
Research and development	80	104	186	209
Total stock-based compensation expense	$613	$1,034	$976	$2,808

The stock based compensation expense above relates to continuing operations. Stock based-compensation within selling, general and administrative expense was higher for three and six months ended March 31, 2015 due to stock-based compensation expense associated with the sale of the Photovoltaics and Digital Products Businesses. Included within discontinued operations is $0.9 million of stock based compensation expense for the six months ended March 31, 2015.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions were made in common stock through June 30, 2015 and since then have been made in cash. Our matching contribution in cash for the three and six months ended March 31, 2016 was approximately $0.1 million and $0.2 million, respectively. For the three and six months ended March 31, 2015, we contributed approximately $0.1 million and $0.2 million, respectively, in common stock to the savings plan. All participant accounts had their holdings in company stock liquidated as of December 3, 2015.

Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net Income (loss) Per Share	For the three months ended March 31,		For the six months ended March 31,
(in thousands, except per share)	2016	2015	2016	2015

Numerator:
Loss from continuing operations	$(162)	$(956)	$(296)	$(4,086)
Income from discontinued operations	4,144	4,008	5,265	63,266
Undistributed earnings allocated to common shareholders for basic and diluted net (loss) income per share	3,982	3,052	4,969	59,180
Denominator:
Denominator for basic and diluted net income (loss) per share - weighted average shares outstanding	25,942	32,077	25,818	31,640

Net income (loss) per basic and diluted share:
Continuing operations	$(0.01)	$(0.03)	$(0.01)	$(0.13)
Discontinued operations	0.16	0.13	0.20	2.00
Net income per basic and diluted share	$0.15	$0.10	$0.19	$1.87

Weighted average antidilutive options, unvested restricted stock units and awards, warrants and ESPP shares excluded from the computation	721	2,214	794	2,434

Average market price of common stock	$5.44	$5.34	$6.19	$5.32

The antidilutive stock options, unvested stock and warrants were excluded from the computation of diluted net income (loss) per share due to the Company incurring a net loss for the periods presented.

Employee Stock Purchase Plan
We maintain an Employee Stock Purchase Plan ("ESPP") that provides employees an opportunity to purchase common stock through payroll deductions. The ESPP is a 6-month duration plan with new participation periods beginning on February 25 and August 26 of each year. The purchase price is set at 85% of the average high and low market price of our common stock on either the first or last day of the participation period, whichever is lower, and annual contributions are limited to the lower of 10% of an employee's compensation or $25,000.

Future Issuances

As of March 31, 2016, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	617,947
Unvested restricted stock units	590,995
Purchases under the employee stock purchase plan	881,706
Issuance of stock-based awards under the Equity Plans	837,887
Purchases under the officer and director share purchase plan	88,741
Issuance of deferred stock-based awards under the Directors' Stock Award Plan, as amended	22,163
Total reserved	3,039,439

NOTE 13.	Geographical Information

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

Revenue by Geographic Region	For the three months ended March 31,		For the six months ended March 31,
(in thousands)	2016	2015	2016	2015
United States	$15,369	$13,063	$29,182	$26,413
Asia	4,638	3,901	10,977	6,598
Europe	1,371	1,950	3,534	4,027
Other	154	143	329	435
Total revenue	$21,532	$19,057	$44,022	$37,473

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from two of our significant customers represented 51% of our consolidated revenue for the three months and six months ended March 31, 2016. Revenue from three of our significant customers represented 54% of our consolidated revenue for the three months ended March 31, 2015 and revenue from four of our significant customers represented 62% of our consolidated revenue for the six months ended March 31, 2015.

Long-lived Assets: Long-lived assets consist of property, plant, and equipment. As of March 31, 2016 and September 30, 2015, approximately 50% and 38%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

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

Sumitomo Electric Industries Ltd.
In March 2012, we entered into a Master Purchase Agreement with SEI, pursuant to which we agreed to sell certain assets and transfer certain obligations. Under the terms of the Master Purchase Agreement, we agreed to indemnify SEI for up to $3.4 million of potential claims and expenses for the two-year period following the sale and we recorded this amount as a deferred gain on our balance sheet as a result of these contingencies.

On September 23, 2014, SEI filed for arbitration against EMCORE, as required under the Master Purchase Agreement between the parties. SEI was seeking $47.5 million from EMCORE, relating to numerous claims. On April 12, 2016, the International Court of Arbitration tribunal rejected SEI's claims. The panel ruled that EMCORE owes SEI none of the amounts SEI sought in the arbitration and that the Company is entitled to collect the $1.9 million held in escrow. The Company is also entitled to recover $2.6 million in fees and costs from SEI. During the three and six months ended March 31, 2016, we recognized a gain associated with the release of the $3.4 million and reversal of other liabilities of $0.4 million, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business. The $2.6 million recovery of fees and costs incurred by EMCORE will be recorded when received from SEI, and the $1.9 million held in escrow will be reclassified to cash once the funds are released to EMCORE. Also see Note 3 - Discontinued Operations in the notes to the condensed consolidated financial statements for more information.

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

Strategic Plan

In addition to organic growth and development of our existing fiber optics business, we intend to pursue other strategies to enhance shareholder value. The Strategy and Alternatives Committee of the Company's Board of Directors (the "Strategy Committee"), which was established in December 2013, is charged with evaluating strategic opportunities for the Company that may enhance shareholder value. The Strategy Committee may from time to time consider strategic opportunities to enhance shareholder value, which may include acquisitions, investments in joint ventures, partnerships, and other strategic alternatives such as dispositions, reorganizations, recapitalizations or other similar transactions, the repurchase of shares of our outstanding common stock or payment of dividends to our shareholders, and may engage financial and other advisors to assist it in these efforts. Accordingly, the Strategy Committee of the Board of Directors and our management may from time to time be engaged in evaluating potential strategic opportunities and we may enter into definitive agreements with respect to such transactions or other strategic alternatives. However, there is no assurance that the Strategy Committee will identify further strategic opportunities that the Company will determine to pursue, or that the consideration of any such opportunity would result in the completion of a strategic transaction.

Results of Operations

The following table sets forth our consolidated condensed statements of operations data expressed as a percentage of revenue:

	For the three months ended March 31,		For the six months ended March 31,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.4	66.5	67.2	69.2
Gross profit	32.6	33.5	32.8	30.8
Operating expense (income):
Selling, general, and administrative	22.4	31.3	21.9	38.9
Research and development	11.9	10.6	11.6	11.2
Gain from change in estimate on ARO obligation	—	—	—	(2.3)
Loss on sale of assets	—	—	—	0.6
Total operating expense	34.3	41.9	33.5	48.4
Operating loss	(1.7)	(8.4)	(0.7)	(17.6)
Other income (expense):
Interest income, net	0.1	0.8	—	0.1
Foreign exchange gain (loss)	0.1	—	(0.2)	0.1
Change in fair value of financial instruments	—	0.5	—	0.3
Total other income (expense)	0.2	1.3	(0.2)	0.5
Loss from continuing operations before income tax benefit	(1.5)	(7.1)	(0.9)	(17.1)
Income tax benefit	0.8	2.1	0.2	6.2
Loss from continuing operations	(0.7)%	(5.0)%	(0.7)%	(10.9)%
Income from discontinued operations, net of tax	19.2%	21.0%	12.0%	168.8%
Net income	18.5%	16.0%	11.3%	157.9%

Comparison of Financial Results for the Three Months Ended March 31, 2016 and 2015

(in thousands, except percentages)	For the three months ended March 31,
	2016	2015	$ Change	% Change
Revenue	$21,532	$19,057	$2,475	13.0%
Cost of revenue	14,510	12,678	1,832	14.5%
Gross profit	7,022	6,379	643	10.1%
Operating expense (income):
Selling, general, and administrative	4,825	5,954	(1,129)	(19.0)%
Research and development	2,564	2,022	542	26.8%
Total operating expense	7,389	7,976	(587)	(7.4)%
Operating loss	(367)	(1,597)	1,230	77.0%
Other income (expense):
Interest income, net	25	165	(140)	(84.8)%
Foreign exchange gain (loss)	25	(6)	31	516.7%
Change in fair value of financial instruments	—	86	(86)	(100.0)%
Total other income	50	245	(195)	(79.6)%
Loss from continuing operations before income tax benefit	(317)	(1,352)	1,035	76.6%
Income tax benefit	155	396	(241)	(60.9)%
Loss from continuing operations	(162)	(956)	794	83.1%
Income from discontinued operations, net of tax	4,144	4,008	136	3.4%
Net income	$3,982	$3,052	$930	30.5%

Revenue

EMCORE offers a broad portfolio of compound semiconductor-based products for the broadband and specialty fiber optics market. EMCORE provides optical components, subsystems, and systems for CATV and FTTP networks, as well as products for satellite communications, video transport, and specialty photonics technologies for defense and homeland security applications.

For the three months ended March 31, 2016, revenue increased 13.0% compared to the same period during the prior year driven by higher sales of our chip level devices primarily to customers in Asia and our CATV products primarily to U.S. customers. Sales of our CATV products, which include our quadrature amplitude modulation transmitters and receivers, represented the largest percentage of our total revenue during the three-month period. Sales of our chip level device products, which include our avalanche photodiodes, distributed feedback lasers (DFBs) and gain chips, increased as EMCORE expanded its sales.

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

Consolidated gross margins were 32.6% and 33.5% for the three months ended March 31, 2016 and 2015, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.1 million during the three months ended March 31, 2016 and 2015.

For the three months ended March 31, 2016, gross margins decreased when compared to the same period during the prior year. The decrease in gross margins for the three months ended March 31, 2016 was primarily due to higher expenses.

Selling, General and Administrative (SG&A)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.4 million and $0.8 million during the three months ended March 31, 2016 and 2015, respectively.

SG&A expense for the three months ended March 31, 2016 was lower than the amount reported in the same period during the prior year primarily due to lower stock-based compensation and compensation expense associated with the sale of the Digital Products Business in the prior year.

As a percentage of revenue, SG&A expenses were 22.4% and 31.3% for the three months ended March 31, 2016 and 2015, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.1 million during the three months ended March 31, 2016 and 2015.

R&D expense for the three months ended March 31, 2016 was higher than the amounts reported in the same period during the prior year primarily due to higher compensation costs.

As a percentage of revenue, R&D expenses were 11.9% and 10.6% for the three months ended March 31, 2016 and 2015, respectively.

Operating Loss

Operating loss represents revenue less the cost of revenue and direct operating expenses incurred. Operating loss is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was 1.7% and 8.4% for the three months ended March 31, 2016 and 2015, respectively.

Other Income (Expense)

Interest income, net
During the three months ended March 31, 2015, we recorded $0.2 million of interest income earned on the Promissory Note from NeoPhotonics. See Note 3 - Discontinued Operations in the notes to the condensed financial statements for additional information.

Foreign Exchange
Gains and losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. A majority of the gains or losses recorded relate to the change in value of the yuan renminbi relative to the U.S. dollar.

Change in Fair Value of Financial Instruments
As of March 31, 2015 warrants representing the right to purchase 400,001 shares of our common stock were outstanding. The warrants expired on April 1, 2015.

Income Tax Benefit (Expense)

For the three months ended March 31, 2016, the Company recorded income tax benefit from continuing operations of approximately $0.2 million, and $0.2 million of income tax expense within income from discontinued operations.

For the three months ended March 31, 2015, the Company recorded $0.4 million of income tax benefit from continuing operations losses and $2.1 million of income tax benefit within income from discontinued operations. The income tax expense within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax (expense) benefit between continuing operations and discontinued operations.

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the three months ended March 31,
	2016	2015	$ Change	% Change
Revenue	$—	$40	$(40)	(100.0)%
Cost of revenue	(445)	(1)	(444)	(44,400.0)%
Gross profit	445	41	404	985.4%
Operating (income) expense	(66)	174	(240)	(137.9)%
Recognition of previously deferred gain on sale of assets	3,804	—	3,804	N/A
Gain on sale of discontinued operations	—	1,994	(1,994)	(100.0)%
Income from discontinued operations before income tax (expense) benefit	4,315	1,861	2,454	131.9%
Income tax (expense) benefit	(171)	2,147	(2,318)	(108.0)%
Income from discontinued operations, net of tax	$4,144	$4,008	$136	3.4%

During the three months ended March 31, 2016, we recorded income from discontinued operations from the Photovoltaics Business and Digital Products Business of $15,000 and $4.1 million, respectively.

Included in cost of revenue for the three months ended March 31, 2016 is $0.4 million due to a reduction in expected product warranty liabilities from a settlement agreement associated with the Digital Products Business.

During the three months ended March 31, 2016, we recognized a gain associated with the release of the $3.4 million deferred gain and reversal of other liabilities of $0.4 million, that had been recorded as of September 30, 2015, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business as the result of the favorable ruling from the SEI arbitration. Also see Note 11 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information.

During the three months ended March 31, 2015, we recognized a gain of $2.0 million on the sale of the Digital Products Business, which was recorded within income from discontinued operations under the caption "gain on sale of discontinued operations". During the three months ended March 31, 2015, we recorded income from discontinued operations from the Photovoltaics Business and Digital Products Business of $0.5 million and $3.5 million, respectively.

Comparison of Financial Results for the Six Months Ended March 31, 2016 and 2015

(in thousands, except percentages)	For the six months ended March 31,
	2016	2015	$ Change	% Change
Revenue	$44,022	$37,473	$6,549	17.5%
Cost of revenue	29,599	25,915	3,684	14.2%
Gross profit	14,423	11,558	2,865	24.8%
Operating expense:
Selling, general, and administrative	9,646	14,581	(4,935)	(33.8)%
Research and development	5,124	4,196	928	22.1%
Gain from change in estimate on ARO obligation	—	(845)	845	100.0%
Loss on sale of assets	—	228	(228)	(100.0)%
Total operating expense	14,770	18,160	(3,390)	(18.7)%
Operating loss	(347)	(6,602)	6,255	94.7%
Other (expense) income:
Interest income, net	8	35	(27)	(77.1)%
Foreign exchange (loss) gain	(110)	51	(161)	(315.7)%
Change in fair value of financial instruments	—	122	(122)	(100.0)%
Total other (expense) income	(102)	208	(310)	(149.0)%
Loss from continuing operations before income tax benefit	(449)	(6,394)	5,945	93.0%
Income tax benefit	153	2,308	(2,155)	(93.4)%
Loss from continuing operations	(296)	(4,086)	3,790	92.8%
Income from discontinued operations, net of tax	5,265	63,266	(58,001)	(91.7)%
Net income	$4,969	$59,180	$(54,211)	(91.6)%

Revenue

For the six months ended March 31, 2016, revenue increased 17.5% compared to the same period during the prior year driven by significantly higher sales of our chip level devices primarily to customers in Asia, and our CATV products and specialty photonic products primarily to U.S. customers. Sales of our chip level device products, which include our avalanche photodiodes, distributed feedback lasers (DFBs) and gain chips, increased as EMCORE expanded its sales to customers.

Gross Profit

Consolidated gross margins were 32.8% and 30.8% for the six months ended March 31, 2016 and 2015, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.2 million during the six months ended March 31, 2016 and 2015.

For the six months ended March 31, 2016, gross margins increased when compared to the same period during the prior year. The increase in gross margins for the six months ended March 31, 2016 was primarily due to higher sales volume and higher utilization of the manufacturing facility, as we significantly increased production output, resulting in higher levels of absorption.

Selling, General and Administrative (SG&A)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.6 million and $2.4 million during the six months ended March 31, 2016 and 2015, respectively.

SG&A expense for the six months ended March 31, 2016 was lower than the amount reported in the same period during the prior year primarily due to higher stock-based compensation, severance and compensation expense associated with the sale of the Photovoltaics and Digital Products Businesses in the prior year.

As a percentage of revenue, SG&A expenses were 21.9% and 38.9% for the six months ended March 31, 2016 and 2015, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.2 million during the six months ended March 31, 2016 and 2015.

R&D expense for the six months ended March 31, 2016 was higher than the amounts reported in the same period during the prior year primarily due to higher compensation costs.

As a percentage of revenue, R&D expenses were 11.6% and 11.2% for the six months ended March 31, 2016 and 2015, respectively.

Gain from Change in Estimate on Asset Retirement Obligations ("ARO")

As a result of the revision in the estimated amount and timing of cash flows for ARO's during the six months ended March 31, 2015, the Company reduced the ARO liability by $2.9 million with an offsetting reduction to property, plant, and equipment, net of $2.1 million, and recorded a gain from change in estimate on ARO liability of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the ARO's were established. The amount of the remaining reduction to the ARO was recorded as a reduction to operating expenses. Also see Note 11 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information.

Operating Loss

Operating loss represents revenue less the cost of revenue and direct operating expenses incurred. Operating loss is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating loss was 0.7% and 17.6% for the six months ended March 31, 2016 and 2015, respectively.

Other (Expense) Income

Interest income, net
During the six months ended March 31, 2015, we recorded $0.2 million of interest income earned on the Promissory Note from NeoPhotonics which was primarily offset by an equivalent amount of interest expense incurred on the outstanding credit facility. Also see Note 3 - Discontinued Operations in the notes to the condensed financial statements for additional information.

Foreign Exchange
Gains and losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our consolidated statements of operations and comprehensive income. A majority of the gains or losses recorded relate to the change in value of the yuan renminbi relative to the U.S. dollar.

Change in Fair Value of Financial Instruments
As of March 31, 2015 warrants representing the right to purchase 400,001 shares of our common stock were outstanding. The warrants expired on April 1, 2015.

Income Tax Benefit (Expense)

For the six months ended March 31, 2016, the Company recorded income tax benefit from continuing operations of approximately $0.2 million, and $0.2 million of income tax expense within income from discontinued operations.

For the six months ended March 31, 2015, the Company recorded $2.3 million of income tax benefit from continuing operations losses and $28.1 million of income tax expense within income from discontinued operations.

During the six months ended March 31, 2015, the Company utilized the $24.1 million of deferred tax assets. Also see Note 10 - Income and other Taxes in the notes to the condensed consolidated financial statements for more information.

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the six months ended March 31,
	2016	2015	$ Change	% Change
Revenue	$—	$24,469	$(24,469)	(100.0)%
Cost of revenue	(494)	17,356	(17,850)	(102.8)%
Gross profit	494	7,113	(6,619)	(93.1)%
Operating (income) expense	(1,151)	5,589	(6,740)	(120.6)%
Recognition of previously deferred gain on sale of assets	3,804	—	3,804	NA
Other income	—	779	(779)	(100.0)%
Gain on sale of discontinued operations	—	89,016	(89,016)	(100.0)%
Income from discontinued operations before income tax expense	5,449	91,319	(85,870)	(94.0)%
Income tax expense	(184)	(28,053)	27,869	99.3%
Income from discontinued operations, net of tax	$5,265	$63,266	$(58,001)	(91.7)%

During the six months ended March 31, 2016, we recorded income from discontinued operations from the Photovoltaics Business and Digital Products Business of $0.8 million and $4.5 million, respectively.

Included in cost of revenue for the six months ended March 31, 2016 is $0.4 million due to a reduction in expected product warranty liabilities from a settlement agreement associated with the Digital Products Business.

During the six months ended March 31, 2016, we recognized a gain associated with the release of the $3.4 million of deferred gain and reversal of other liabilities of $0.4 million, that had been recorded as of September 30, 2015, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business as the result of the favorable ruling from the SEI arbitration. Also see Note 11 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information.

During the six months ended March 31, 2015, we recognized a gain of $87.0 million and $2.0 million on the sales of the Photovoltaics Business and Digital Products Business, respectively, which was recorded within income from discontinued operations under the caption "gain on sale of discontinued operations". During the six months ended March 31, 2015, we recorded income from discontinued operations from the Photovoltaics Business and Digital Products Business of $59.8 million and $3.5 million, respectively.

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

Liquidity and Capital Resources

Historically, we have consumed cash from operations and in most periods, we have incurred operating losses from continuing operations. We have managed our liquidity position through the sale of assets, and cost reduction initiatives, as well as, from time to time, borrowings from our credit facility and capital markets transactions.

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

As of March 31, 2016, cash and cash equivalents totaled $110.0 million and net working capital totaled approximately $133.0 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the six months ended March 31, 2016, we earned net income of $5.0 million. With respect to measures related to liquidity:

We expect existing cash, cash equivalents, cash flows from operations, and access to capital markets to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. Should we require more capital than what is generated by our operations, for example to fund significant discretionary activities, such as business acquisitions and share repurchases, we could elect to raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. We have borrowed funds in the past and continue to believe we have the ability to do so at reasonable interest rates.

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

•
Credit Facility: On November 11, 2010, we entered into a Credit and Security Agreement (credit facility) with Wells Fargo Bank, National Association ("Wells Fargo"). The credit facility, as it has been amended through its seventh amendment on November 10, 2015, currently provides us with a revolving credit of up to $15.0 million through November 2018 that can be used for working capital requirements, letters of credit, and other general corporate purposes. The credit facility is secured by the Company's assets and is subject to a borrowing base formula based on the Company's eligible accounts receivable, inventory, and machinery and equipment accounts. Also see Note 9 - Credit Facilities in the notes to the condensed consolidated financial statements for additional disclosures.

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

Cash Flow

The Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015, respectively, reflects cash flows from both the continuing and discontinued operations of the Company.

Net Cash Provided By Operating Activities

Operating Activities (in thousands, except percentages)	For the six months ended March 31,
	2016	2015	$ Change	% Change
Net cash provided by (used in) operating activities	$276	$(5,727)	$6,003	104.8%

Fiscal 2016:
For the six months ended March 31, 2016, our operating activities provided cash of $0.3 million primarily due to depreciation, amortization and accretion expense of $1.1 million, stock-based compensation expense of $0.9 million, warranty provision of $0.2 million, and our net income of $5.0 million, partially offset by decreases in our current assets and liabilities (or working capital components) of $1.7 million, the recognition of previously deferred gain on sale of assets from discontinued operations of $3.8 million, the gain on transfer of solar power assets of $0.7 million, the gain on reduction of product warranty of discontinued operations of $0.4 million and the payment and gain on settlement of Newark restructuring lease of $0.3 million. The change in our current assets and liabilities was primarily the result of a increase in accounts receivable of $2.0 million and a decrease in accrued expenses and other liabilities of $2.4 million, partially offset by a decrease in inventory of $0.2 million and other assets of $1.3 million and an increase in accounts payable of approximately $1.2 million.

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

Net Cash (Used In) Provided By Investing Activities

Investing Activities (in thousands, except percentages)	For the six months ended March 31,
	2016	2015	$ Change	% Change
Net cash (used in) provided by investing activities	$(2,840)	$151,714	$(154,554)	(101.9)%

Fiscal 2016:
For the six months ended March 31, 2016, our investing activities used $2.8 million of cash primarily from capital related expenditures of $2.7 million and an increase in restricted cash of $0.2 million.

Fiscal 2015:
For the six months ended March 31, 2015, our investing activities provided $151.7 million of cash primarily from proceeds from sale of Photovoltaics business of $150.0 million, proceeds from sale of Digital Products business of $1.5 million, and a decrease in restricted cash of $1.3 million partially offset by capital related expenditures of $1.2 million.

Net Cash Provided By (Used In) Financing Activities

Financing Activities (in thousands, except percentages)	For the six months ended March 31,
	2016	2015	$ Change	% Change
Net cash provided by (used in) financing activities	$597	$(25,684)	$26,281	102.3%

Fiscal 2016:
For the six months ended March 31, 2016, our financing activities provided cash of $0.6 million from proceeds from stock plan transactions.

Fiscal 2015:
For the six months ended March 31, 2015, our financing activities consumed cash of $25.7 million primarily due to the net payment of $26.5 million on our bank credit facility partially offset by $0.8 million in proceeds from stock plan transactions. Also see Note 9. - Credit Facilities in the notes to the condensed consolidated financial statements for additional information.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2016 and over the next five fiscal years are summarized in the table below:

(in thousands)
	Total	2016	2017 to 2018	2019 to 2020	2021 and later
Purchase obligations	$14,343	$13,732	$474	$137	$—
Asset retirement obligations	1,765	—	45	1,720	—
Operating lease obligations	2,158	528	1,090	503	37
Total contractual obligations and commitments	$18,266	$14,260	$1,609	$2,360	$37

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of March 31, 2016, we had unrecognized tax benefits of $0.4 million.

Purchase Obligations
Our purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding, that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

Asset Retirement Obligations ("ARO")
We have known conditional ARO conditions, such as certain asset decommissioning and restoration of rented facilities to be performed in the future. Our ARO's include assumptions related to renewal option periods where we expect to extend facility lease terms. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs, and changes in the estimated timing of settling ARO's. See Note 11 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information related to our ARO's.

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

ITEM 4.    Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Act) as of March 31, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.    Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.    Defaults Upon Senior Securities

Not Applicable.

ITEM 4.    Mine Safety Disclosures

Not Applicable.

ITEM 5.    Other Information

Not Applicable.

ITEM 6.    Exhibits

10.1**	Directors' Compensation Policy (Effective January 1, 2016)
10.2
Emcore Corporation 2012 Equity Incentive Plan, as amended and restated on January 13, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 14, 2016)

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

EMCORE CORPORATION

Date:	May 5, 2016	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2016	By:	/s/ Mark B. Weinswig
Mark B. Weinswig
Chief Financial Officer (Principal Financial and Accounting Officer)