Form 10-Q
period 2016-06-30
EMCORE CORP
filed 2016-08-04
CIK 808326

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of August 2, 2016, the number of shares outstanding of our no par value common stock totaled 26,138,607.
.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Such forward-looking statements include, in particular, projections about our future results included in our Exchange Act reports and statements about our plans, strategies, business prospects, changes and trends in our business and the markets in which we operate. These forward-looking statements may be identified by the use of terms and phrases such as “anticipates”, “believes”, “can”, “could”, “estimates”, “expects”, “forecasts”, “intends”, “may”, “plans”, “projects”, "should", “targets”, “will”, "would", and similar expressions or variations of these terms and similar phrases. Additionally, statements concerning future matters such as our expected liquidity, development of new products, enhancements or technologies, sales levels, expense levels, expectations regarding the outcome of legal proceedings and other statements regarding matters that are not historical are forward-looking statements. Management cautions that these forward-looking statements relate to future events or our future financial performance and are subject to business, economic, and other risks and uncertainties, both known and unknown, that may cause actual results, levels of activity, performance, or achievements of our business or our industry to be materially different from those expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation the following: (a) the rapidly evolving markets for the Company's products and uncertainty regarding the development of these markets; (b) the Company's historical dependence on sales to a limited number of customers and fluctuations in the mix of products and customers in any period; (c) delays and other difficulties in commercializing new products; (d) the failure of new products: (i) to perform as expected without material defects, (ii) to be manufactured at acceptable volumes, yields, and cost, (iii) to be qualified and accepted by our customers, and (iv) to successfully compete with products offered by our competitors; (e) uncertainties concerning the availability and cost of commodity materials and specialized product components that we do not make internally; (f) actions by competitors; and (g) other risks and uncertainties discussed under Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as updated by our subsequent periodic reports. These cautionary statements apply to all forward-looking statements wherever they appear in this Quarterly Report.

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

EMCORE Corporation
FORM 10-Q
For The Quarterly Period Ended June 30, 2016

PART I.    Financial Information
ITEM 1.    Financial Statements

EMCORE CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income
For the Three and Nine Months Ended June 30, 2016 and 2015
(in thousands, except net income (loss) per share)
(unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2016	2015	2016	2015
Revenue	$22,376	$21,194	$66,398	$58,667
Cost of revenue	14,964	13,511	44,563	39,426
Gross profit	7,412	7,683	21,835	19,241
Operating expense (income):
Selling, general, and administrative	6,125	4,543	15,771	19,124
Research and development	2,405	2,274	7,529	6,470
Recovery of previously incurred litigation related fees and expenses from arbitration award	(2,599)	—	(2,599)	—
Gain from change in estimate on ARO obligation	—	—	—	(845)
(Gain) loss on sale of assets	(41)	—	(41)	228
Total operating expense	5,890	6,817	20,660	24,977
Operating income (loss)	1,522	866	1,175	(5,736)
Other income (expense):
Interest income, net	32	4	40	39
Foreign exchange (loss) gain	(201)	50	(311)	101
Change in fair value of financial instruments	—	—	—	122
Total other (expense) income	(169)	54	(271)	262
Income (loss) from continuing operations before income tax (expense) benefit	1,353	920	904	(5,474)
Income tax (expense) benefit	(175)	(456)	(22)	1,852
Income (loss) from continuing operations	1,178	464	882	(3,622)
Income from discontinued operations, net of tax	123	1,976	5,388	65,242
Net income	$1,301	$2,440	$6,270	$61,620
Foreign exchange translation adjustment	(185)	170	(230)	(549)
Comprehensive income	$1,116	$2,610	$6,040	$61,071
Per share data:
Net income (loss) per basic share:
Continuing operations	$0.05	$0.02	$0.04	$(0.11)
Discontinued operations	—	0.06	0.20	2.07
Net income per basic share	$0.05	$0.08	$0.24	$1.96
Net income (loss) per diluted share:
Continuing operations	$0.05	$0.02	$0.04	$(0.11)
Discontinued operations	—	0.06	0.20	2.07
Net income per diluted share	$0.05	$0.08	$0.24	$1.96
Weighted-average number of basic shares outstanding	26,103	31,203	25,913	31,494
Weighted-average number of diluted shares outstanding	26,269	31,432	26,186	31,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Balance Sheets
As of June 30, 2016 and September 30, 2015
(in thousands, except per share data)
(unaudited)

	As of	As of
	June 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$105,046	$111,885
Restricted cash	1,219	375
Accounts receivable, net of allowance of $53 and $462, respectively	21,630	17,319
Inventory	18,976	17,130
Prepaid expenses and other current assets	3,778	4,976
Total current assets	150,649	151,685
Property, plant, and equipment, net	11,001	8,925
Non-current inventory	4,270	—
Other non-current assets, net of allowance of $0 and $3,561, respectively	319	297
Total assets	$166,239	$160,907
LIABILITIES and SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,581	$7,189
Deferred gain associated with sale of assets	—	3,400
Accrued expenses and other current liabilities	11,205	13,102
Total current liabilities	20,786	23,691
Asset retirement obligations	1,589	1,774
Other long-term liabilities	61	—
Total liabilities	22,436	25,465
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,882 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 50,000 shares authorized; 33,041 shares issued and 26,131 shares outstanding as of June 30, 2016; 32,586 shares issued and 25,676 shares outstanding as of September 30, 2015	764,324	762,003
Treasury stock at cost; 6,910 shares at June 30, 2016 and September 30, 2015	(47,721)	(47,721)
Accumulated other comprehensive income	617	847
Accumulated deficit	(573,417)	(579,687)
Total shareholders’ equity	143,803	135,442
Total liabilities and shareholders’ equity	$166,239	$160,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE CORPORATION
Condensed Consolidated Statements of Cash Flows
For the nine months ended June 30, 2016 and 2015
(in thousands)
(unaudited)

	For the nine months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$6,270	$61,620
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization and accretion expense	1,696	2,346
Stock-based compensation expense	1,629	4,144
Deferred income taxes	—	24,080
Gain on sale of Photovoltaics Business	—	(86,958)
Gain on sale of Digital Products Business	—	(1,994)
Provision adjustments related to doubtful accounts	20	523
Provision adjustments related to product warranty	302	707
Change in fair value of financial instruments	—	(122)
Gain from change in estimate on ARO obligation	—	(845)
Reclassification of foreign currency translation adjustment	—	(744)
Recognition of previously deferred gain on sale of assets from discontinued operations	(3,804)	—
Gain on reduction of product warranty of discontinued operations	(423)	—
Gain on settlement of solar power assets and obligations	(689)	—
Gain on settlement of Newark lease	(310)	—
Net (gain) loss on disposal of equipment	(41)	237
Settlement of customer related warranty claim	—	(442)
Total non-cash adjustments	(1,620)	(59,068)
Changes in operating assets and liabilities:
Accounts receivable	(4,358)	6,828
Inventory	(6,420)	(3,026)
Other assets	120	(502)
Accounts payable	2,884	(2,979)
Accrued expenses and other current liabilities	(1,118)	(4,979)
Total change in operating assets and liabilities	(8,892)	(4,658)
Net cash used in operating activities	(4,242)	(2,106)
Cash flows from investing activities:
Proceeds from sale of Photovoltaics Business	—	149,936
Proceeds from sale of Digital Products Business	—	16,982
Purchase of equipment	(4,480)	(2,239)
(Increase) decrease in restricted cash	(844)	1,456
Receipt of escrow funds from sale of assets	1,853	—
Proceeds from disposal of property, plant and equipment	50	50
Net cash (used in) provided by investing activities	(3,421)	166,185
Cash flows from financing activities:
Payments on credit facilities	—	(26,518)
Repurchases of common stock	—	(45,618)
Proceeds from stock plans	614	1,362
Net cash provided by (used in) financing activities	614	(70,774)
Effect of exchange rate changes on foreign currency	210	137
Net (decrease) increase in cash and cash equivalents	(6,839)	93,442
Cash and cash equivalents at beginning of period	111,885	20,687
Cash and cash equivalents at end of period	$105,046	$114,129
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$65	$168
Cash paid during the period for income taxes	$123	$623
NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in accounts payable related to purchases of equipment	$(432)	$—
Issuance of common stock to Board of Directors	$263	$413
The accompanying notes are an integral part of these condensed consolidated financial statements.

EMCORE Corporation
Notes to our Condensed Consolidated Financial Statements
For the three and nine months ended June 30, 2016
(unaudited)

NOTE 1.	Description of Business

Business Overview

EMCORE Corporation and its subsidiaries (referred to herein as the “Company”, “we”, “our”, or “EMCORE”), established in 1984 as a New Jersey corporation, designs and manufactures Indium Phosphide (InP) optical chips, components, subsystems and systems for the broadband and specialty fiber optics market. EMCORE is a provider of optical components, as well as complete end-to-end solutions for high-speed communications network infrastructures enabling systems and service providers to meet growing demand for bandwidth and connectivity. EMCORE's advanced optical technologies are designed for Cable Television (CATV), Fiber-To-The-Premises (FTTP) networks, telecommunications and data centers, satellite communications, aerospace and defense, wireless networks, and broadcast and professional audio/video systems. With its InP semiconductor wafer fabrication facility, EMCORE has fully vertically-integrated manufacturing capability and also provides contract design, foundry and component packaging services.

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

No Photovoltaics Business or Digital Products Business assets or liabilities that were sold remain on the condensed consolidated balance sheet as of June 30, 2016 or September 30, 2015. The financial results of the Photovoltaics Business and the Digital Products Business are presented as "discontinued operations" on the condensed consolidated statements of operations and comprehensive income for the three and nine months ended June 30, 2016 and 2015. See Note 3 - Discontinued Operations for additional information. The notes to our condensed consolidated financial statements relate to our continuing operations only, unless otherwise indicated.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by U.S. GAAP for annual financial statements. In our opinion, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of September 30, 2015 has been derived from the audited consolidated financial statements as of such date. See Note 3 - Discontinued Operations for additional information. For a more complete understanding of our business, financial position, operating results, cash flows, risk factors and other matters, please refer to our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

On July 5, 2016, the Company declared a special cash dividend of $1.50 per share, or a total of $39.2 million. The dividend was paid on July 29, 2016 to shareholders of record as of July 18, 2016. See Note 14 - Subsequent Event for additional information.

As of June 30, 2016, cash and cash equivalents totaled $105.0 million and net working capital totaled approximately $129.9 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the nine months ended June 30, 2016, we earned net income of $6.3 million.

With respect to measures related to liquidity:

We believe that our existing balances of cash and cash equivalents, cash flows from operations and amounts expected to be available under our Credit Facility will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months, and thereafter for the foreseeable future. At the discretion of our Board, we may use our existing balances of cash and cash equivalents to provide liquidity to our shareholders through one or more special dividends or the repurchase of additional shares of our outstanding common stock, make investments in our other businesses, pursue other strategic opportunities or a combination thereof. In addition, should we require more capital than what is generated by our operations, for example to fund significant discretionary activities, such as business acquisitions, we could elect to raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, and/or dilution of our earnings. We have borrowed funds in the past and continue to believe we have the ability to do so at reasonable interest rates.

•
Resolution of Outstanding Litigation: In June 2016 we collected $2.6 million in fees and costs from Sumitomo Electric Industries, Ltd. ("SEI") and $1.9 million held in escrow as the result of the favorable ruling from the SEI arbitration. See Note 11 - Commitments and Contingencies.

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

•
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under this guidance, organizations that present a classified balance sheet are required to classify all deferred taxes as non-current assets or non-current liabilities. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted. The Company early adopted the new standard in fiscal year 2016 and the accounting standard update did not have an impact on our Condensed Consolidated Financial Statements.

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

In connection with this transaction, we sold net assets of $60.3 million to SolAero and incurred transaction costs of $2.7 million. During the three months ended December 31, 2014, we recognized a gain of $56.8 million, net of tax on the sale of the Photovoltaics Business which was recorded within discontinued operations in the condensed consolidated statements of operations and comprehensive income.

On December 22, 2015, we settled all of the outstanding rights and obligations of a solar power venture in Spain, including outstanding non-current receivables, for a payment of $0.7 million. The outstanding non-current receivables had a net book value of $0 at the time of settlement as they were fully allowed for previously. The resulting gain was recorded in the discontinued operations of the Photovoltaics Business for the nine months ended June 30, 2016.

No assets and liabilities of the Photovoltaics Business that were sold remain on the condensed consolidated balance sheet as of June 30, 2016 and September 30, 2015. The financial results of the Photovoltaics Business are reported as discontinued operations for the three and nine months ended June 30, 2016 and 2015.

The following table presents the statements of operations for the discontinued operations of the Photovoltaics Business:

	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue	$—	$—	$—	$12,614
Cost of revenue	—	—	—	8,245
Gross profit	—	—	—	4,369
Operating (income) expense	(17)	(374)	(838)	2,057
Other income	—	—	—	779
Gain on sale of discontinued operations	—	(64)	—	86,958
Income from discontinued operations before income tax benefit (expense)	17	310	838	90,049
Income tax benefit (expense)	23	1,105	(5)	(28,821)
Income from discontinued operations, net of tax	$40	$1,415	$833	$61,228

Included in discontinued operations during the three and nine months ended June 30, 2016 were $0 and $0.1 million, respectively, of New Mexico incentive tax credits received. The credits received resulted in cash refunds. There were no incentive tax credits received during the three and nine months ended June 30, 2015.

Sale of Digital Products Business

On October 22, 2014, EMCORE entered into an Asset Purchase Agreement with NeoPhotonics, pursuant to which the Company sold certain assets, and transferred certain liabilities, of the Company's Digital Products Business to NeoPhotonics for an aggregate purchase price of $17.5 million, subject to certain adjustments. On January 2, 2015, EMCORE completed the sale of the Digital Products Business for $1.5 million in cash and an adjusted Promissory Note balance of $15.5 million. On April 17, 2015, NeoPhotonics paid in full the outstanding balance of the Promissory Note of $15.5 million, plus accrued interest of $0.2 million.

During the nine months ended June 30, 2015, we recognized a gain of $2.0 million on the sale of the Digital Products Business which was recorded within discontinued operations in the condensed consolidated statements of operations and comprehensive income.

In December 2015, we entered into an agreement to terminate our lease and related obligations associated with a facility in Newark, California which we abandoned effective February 2016 following the sale of the Digital Products Business for a payment of $0.2 million. As a result of this agreement, we recorded a gain of $0.3 million on the lease termination in the discontinued operations of the Digital Products Business during the nine months ended June 30, 2016. See Note 8 - Accrued Expenses and Other Current Liabilities.

Included in cost of revenue for the nine months ended June 30, 2016 is $0.4 million due to a reduction in expected product warranty liabilities from a settlement agreement associated with the Digital Products Business.

During the nine months ended June 30, 2016, we recognized the deferred gain of $3.4 million and reversal of other liabilities of $0.4 million, that had been recorded as of September 30, 2015, resulting in a credit of $3.8 million to deferred gain on sale of assets within discontinued operations of the Digital Products Business as the result of the favorable ruling from the SEI arbitration. See Note 11 - Commitments and Contingencies.

No assets or liabilities from the Digital Products Business remain on the condensed consolidated balance sheet as of June 30, 2016 and September 30, 2015. The financial results of the Digital Products Business are reported as discontinued operations for the three and nine months ended June 30, 2016 and 2015.

The following table presents the statements of operations for the discontinued operations of the Digital Products Business:

	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue	$—	$89	$—	$11,944
Cost of revenue	—	27	(494)	9,138
Gross profit	—	62	494	2,806
Operating expense (income)	45	(11)	(285)	3,147
Recognition of previously deferred gain on sale of assets	—	—	3,804	—
Gain on sale of discontinued operations	—		—	1,994
(Loss) income from discontinued operations before income tax benefit (expense)	(45)	73	4,583	1,653
Income tax benefit (expense)	128	488	(28)	2,361
Income from discontinued operations	$83	$561	$4,555	$4,014

NOTE 4.	Fair Value Accounting

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

NOTE 5.	Accounts Receivable

The components of accounts receivable consisted of the following:

	As of	As of
(in thousands)	June 30, 2016	September 30, 2015
Accounts receivable, gross	$21,683	$17,781
Allowance for doubtful accounts	(53)	(462)
Accounts receivable, net	$21,630	$17,319

The allowance for doubtful accounts is based on the age of receivables and a specific identification of receivables considered at risk of collection.

NOTE 6.	Inventory

The components of inventory consisted of the following:

	As of	As of
(in thousands)	June 30, 2016	September 30, 2015
Raw materials	$14,712	$9,261
Work in-process	4,468	3,207
Finished goods	4,066	4,662
Inventory balance at end of period	$23,246	$17,130
Current portion	$18,976	$17,130
Non-Current portion	4,270	—
Inventory balance at end of period	$23,246	$17,130

The non-current inventory balance of $4.3 million as of June 30, 2016 is comprised entirely of raw materials which we acquired as part of a last time purchase as a result of the vendor announcing they would cease manufacturing a part.

NOTE 7.	Property, Plant, and Equipment, net

The components of property, plant, and equipment, net consisted of the following:

	As of	As of
(in thousands)	June 30, 2016	September 30, 2015
Equipment	$26,895	$24,913
Furniture and fixtures	1,109	1,109
Computer hardware and software	2,611	2,177
Leasehold improvements	1,853	1,480
Construction in progress	1,446	875
Property, plant, and equipment, gross	33,914	30,554
Accumulated depreciation	(22,913)	(21,629)
Property, plant, and equipment, net	$11,001	$8,925

NOTE 8.	Accrued Expenses and Other Current Liabilities

The components of accrued expenses and other current liabilities consisted of the following:

	As of	As of
(in thousands)	June 30, 2016	September 30, 2015
Compensation	$3,899	$3,036
Warranty	974	1,664
Termination fee	2,925	2,775
Professional fees	616	1,147
Customer deposits	41	133
Deferred revenue	—	65
Self insurance	95	606
Income and other taxes	966	1,038
Severance and restructuring accruals	901	1,448
Other	788	1,190
Accrued expenses and other current liabilities	$11,205	$13,102

Compensation: Compensation is primarily comprised of accrued employee salaries, taxes and benefits.

Termination fee: The termination fee relates to the contractual amount owed to a third party for terminating a prior joint venture agreement related to our Broadband and Digital Products lines of business. In July 2016, the Company and the third party agreed in principle to a final settlement amount of $2.9 million related to the termination fee. In the third quarter of fiscal year 2016, the Company recorded an increase in the accrued termination fee of $150,000. Of this amount, $72,000 was recorded in continuing operations and $78,000 was recorded within discontinued operations in the Digital Products Business.

Self-insurance: Prior to December 31, 2015, the Company provided health benefits to its employees under a self-insured (stop-loss) plan whereby the Company was responsible for substantially all amounts incurred by the provider related to the benefits provided to members of the plan. Effective January 1, 2016, the Company provides health benefits to its employees through a premium policy based plan and is only responsible for the premium payments for each employee insured under the plan. The balance as of June 30, 2016 relates to the amounts the Company is liable for prior to discontinuing the self-insurance plan.

Income and other taxes: For the three months ended June 30, 2016, the Company recorded income tax expense from continuing operations of approximately $0.2 million, and $0.2 million of income tax benefit within income from discontinued operations. For the nine months ended June 30, 2016, the Company recorded income tax expense from continuing operations of approximately $22,000, and $33,000 of income tax expense within income from discontinued operations. See Note 10 - Income and other Taxes.

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

In the first quarter of fiscal year 2015, the Company’s former Chief Administrative Officer and General Counsel and Secretary announced their resignations which became effective in the first quarter and second quarter of fiscal year 2015, respectively. The Company entered into separation agreements with each individual that provided for among other things, the continuation of their base salary (74 weeks for the Chief Administrative Officer and 68 weeks for the General Counsel and Secretary), benefits for 18 months, outplacement services for a period of not more than one year and with a value not in excess of $15,000 and immediate vesting of all their outstanding non-vested equity awards. These payments were not contingent upon any future service by either individual. The Company recorded charges of approximately $1.1 million in the nine months ended June 30, 2015 related to these separation agreements.

In connection with the abandonment of our Newark, California facility following the closing of the sale of the Digital Products Business, we accrued for the remaining lease costs through the lease termination in May 2016. In December 2015, we entered into an agreement to terminate this lease and related obligations, including asset retirement obligations ("ARO"), as of February 2016 for a payment of $0.2 million. As a result of the agreement, we recorded a gain of $0.3 million on the lease termination. The resulting gain has been recorded in the discontinued operations of the Digital Products Business for the nine months ended June 30, 2016. See Note 3 - Discontinued Operations.

On June 7, 2016, Mark Weinswig notified the Company that he would resign as the Company's Chief Financial Officer, effective as of June 20, 2016 (the “Separation Date”). The Company and Mr. Weinswig entered into a separation agreement and general release, dated June 7, 2016 (the "Separation Agreement"), which includes mutual releases by Mr. Weinswig and the Company of all claims related to Mr. Weinswig's employment and service relationship with, and termination of employment and service from, the Company. The Separation Agreement provides, for among other things, the continuation of his base salary for 64 weeks, benefits for 16 months, outplacement services for a period of not more than 1 year and with a value not in excess of $15,000 and immediate vesting of all his outstanding non-vested equity awards, other than his most recent equity award. These payments are not contingent upon any future service by Mr. Weinswig. The Company recorded a charge of approximately $0.4 million in the third quarter of fiscal 2016 related to Mr. Weinswig's Separation Agreement.

In an effort to better align our current and future business operations, in May 2016 the Company reduced its workforce by approximately 30 individuals and recorded a charge for severance for the affected employees in the amount of $0.3 million.

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

(in thousands)	Severance-related accruals	Restructuring- related accruals	Total
Balance as of September 30, 2015	$1,110	$338	$1,448
Expense - charged to accrual	720	—	720
Payments and accrual adjustments	(929)	(338)	(1,267)
Balance as of June 30, 2016	$901	$—	$901

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

The following table summarizes the changes in our product warranty accrual accounts:

Product Warranty Accruals	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2016	2015	2016	2015
Balance at beginning of period	$1,102	$1,924	$1,664	$2,816
Provision for product warranty - expense	68	192	302	707
Adjustments and utilization of warranty accrual	(196)	(393)	(992)	(1,800)
Balance at end of period	$974	$1,723	$974	$1,723

The decrease in adjustments and utilization of the warranty accrual for the nine months ended June 30, 2016 compared to the same period in 2015 is the result of claims processed for one specific customer in continuing operations and the adjustment of two customer claims associated with our discontinued operations in the nine months ended June 30, 2015.

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

As of June 30, 2016, there were no amounts outstanding under this Credit Facility and the Company was in compliance with all financial covenants. Also, as of June 30, 2016, the Credit Facility had approximately $0.5 million reserved for one stand-by letters of credit and $9.9 million available for borrowing. As of August 4, 2016, there was no outstanding balance under this Credit Facility.

NOTE 10.	Income and other Taxes

For the three months ended June 30, 2016, the Company recorded income tax expense from continuing operations of approximately $0.2 million, and $0.2 million of income tax benefit within income from discontinued operations. For the nine months ended June 30, 2016, the Company recorded income tax expense from continuing operations of approximately $22,000, and $33,000 of income tax expense within income from discontinued operations. Income tax expense is comprised of estimated alternative minimum tax allocated between continuing operations and discontinued operations as prescribed by ASC 740 and foreign tax expense included within continuing operations.

For the three months ended June 30, 2015, the Company recorded $0.5 million of income tax expense from continuing operations income and $1.6 million of income tax benefit within income from discontinued operations. For the nine months ended June 30, 2015, the Company recorded $1.9 million of income tax benefit from continuing operations losses and $26.5 million of income tax expense within income from discontinued operations. The income tax expense within discontinued operations included estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax expense (benefit) between continuing operations and discontinued operations.

For the three months ended June 30, 2016 and 2015, the effective tax rate on continuing operations was 12.9% and 49.6%, respectively. The lower tax rate for the three months ended June 30, 2016 was primarily due to permanent differences, state tax benefits, foreign rate differentials and changes in the Company's estimated results in the current year as compared to the prior year. The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.

For the nine months ended June 30, 2016 and 2015, the effective tax rate on continuing operations was 2.4% and 33.8% respectively. The lower tax rate for the nine months ended June 30, 2016 was primarily due to permanent differences, state tax benefits, foreign tax rate differentials and changes in the Company's estimated results in the current year as compared to the prior year. The Company uses estimates to forecast the results from continuing operations for the current fiscal year as well as permanent differences between book and tax accounting.
We have not provided for U.S. federal and state income taxes on non-U.S. subsidiaries' undistributed earnings as of June 30, 2016 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries.
All deferred tax assets have a full valuation allowance at June 30, 2016 and the Company expects all remaining deferred tax assets to have a full valuation allowance at September 30, 2016. However, on a quarterly basis, the Company will evaluate the positive and negative evidence to assess whether the more likely than not criteria, mandated by ASC 740, has been satisfied in determining whether there will be further adjustments to the valuation allowance.

During the three and nine months ended June 30, 2016 and 2015, there were no material increases or decreases in unrecognized tax benefits. As of June 30, 2016 and September 30, 2015, we had approximately $0.4 million and $0.3 million, respectively, of interest and penalties accrued as tax liabilities on our balance sheet.

NOTE 11.	Commitments and Contingencies

Operating Lease Obligations: We lease certain facilities and equipment under non-cancelable operating leases. Operating lease amounts exclude property taxes, insurance, and maintenance expenses on leased properties. Our facility leases typically provide for rental adjustments for increases in base rent (up to specific limits), property taxes, insurance, and general property maintenance that would be recorded as rent expense. Rent expense was approximately $0.5 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively and approximately $1.1 million and $1.0 million for the nine months ended June 30, 2016 and 2015, respectively. There are no off-balance sheet arrangements other than our operating leases.

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

In future periods, the ARO is accreted for the change in its present value and capitalized costs are depreciated over the useful life of the related assets. If the fair value of the estimated ARO changes, an adjustment will be recorded to both the ARO and the asset retirement capitalized cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in estimated retirement costs, and changes in the estimated timing of settling ARO's. The fair value of our ARO's were estimated by discounting projected cash flows over the estimated life of the related assets using credit adjusted risk-free rates which ranged from 1.20% to 4.20%. There were no ARO's settled during the three and nine months ended June 30, 2015. See discussion below regarding ARO settlements during the three months ended December 31, 2015. Accretion expense of $15,000 and $22,000 was recorded during the three months ended June 30, 2016 and 2015, respectively. Accretion expense of $45,000 and $89,000 was recorded during the nine months ended June 30, 2016 and 2015, respectively.

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

During the three months ended December 31, 2014, the Company completed an analysis of the new Alhambra lease and revised its estimated future cash flows of its ARO's. The analysis required estimating the probability that the Company will be required to remove certain infrastructure and restore the leased properties as set forth in the new lease, and the timing and amount of those future costs. The analysis resulted in the downward revision of the Company’s ARO liability. This change in the estimated cash flows resulted in a reduction in the ARO liability by $2.9 million with an offsetting reduction to property, plant, and equipment, net of $2.1 million, and a gain from change in estimate of ARO liability of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the ARO's were established. The amount of the remaining reduction to the ARO's was recorded as a reduction to operating expenses.

In May 2016, which was retroactively effective on February 1, 2016, the Company entered into a five year lease agreement for facilities in Beijing, China where some manufacturing work is to be performed. In connection with the lease agreement, the Company has recorded an ARO asset and liability in the amount of $34,000 at June 30, 2016.

During the three months ended December 31, 2015, the Company entered into an agreement to terminate the lease and related obligations, including ARO, in Newark, California for a one-time settlement payment of $0.2 million. As a result of this agreement and payment, the Company reduced its ARO's associated with the Newark facility by $0.3 million. The following table summarizes ARO activity:

Asset Retirement Obligations	June 30,
(in thousands)	2016
Balance at September 30, 2015	$1,774
Accretion expense	45
Additions in current year	34
Payments and revision in estimated cash flows	(264)
Balance at June 30, 2016	$1,589

Indemnifications: We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations. On September 19, 2013, we received written notice from a customer of our broadband products requesting indemnification relating to a lawsuit brought against them alleging patent infringement of a system incorporating our product. As of June 30, 2016, there has been no resolution to this claim.

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

On September 23, 2014, SEI filed for arbitration against EMCORE, in accordance with the terms of the Master Purchase Agreement between the parties. SEI was seeking $47.5 million from EMCORE, relating to numerous claims. On April 12, 2016, the International Court of Arbitration tribunal rejected SEI's claims. The panel ruled that EMCORE owes SEI none of the amounts SEI sought in the arbitration and that the Company was entitled to collect the $1.9 million held in escrow, which was received in June 2016 and is included in cash at June 30, 2016. The Company was also entitled to recover $2.6 million in fees and costs from SEI, which was received in June 2016. During the nine months ended June 30, 2016, we recognized a gain associated with the release of $3.4 million of previously recorded gain associated with the sale of assets and reversal of other liabilities of $0.4 million, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business. During the three and nine months ended June 30, 2016, we recognized the $2.6 million recovery of previously incurred litigation fees and costs incurred by EMCORE within operating income as such represented the recovery of previously incurred legal expenses. See Note 3 - Discontinued Operations.

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

b) Mirasol Class Action

On December 15, 2015, Plaintiff Christina Mirasol (“Mirasol”), on her own behalf and on behalf of a putative class of similarly situated individuals composed of current and former non-exempt employees of the Company working in California since December 15, 2011, filed a complaint against the Company in the Superior Court of California, Los Angeles County. The complaint alleges seven causes of action related to: (1) failure to pay overtime; (2) failure to provide meal periods; (3) failure to pay minimum wages; (4) failure to timely pay wages upon termination; (5) failure to provide compliant wage statements; (6) unfair competition under the California Business and Professions Code § 17200 et seq.; and (7) penalties under the Private Attorneys General Act. The claims are premised primarily on the allegation that Mirasol and the putative class members were not provided with their legally required meal periods. Mirasol seeks recovery on her own behalf and on behalf of the putative class in an unspecified amount for compensatory and liquidated damages as well as for declaratory relief, injunctive relief, statutory penalties, pre-judgment interest, costs and attorneys’ fees.

In exchange for a one-time cash payment offered by the Company, certain current and former employees have agreed to release the Company from all potential claims related to the matters alleged in the Mirasol lawsuit. The Company has recorded an accrual for these amounts at June 30, 2016 that is not material to the Company's results of operations, financial condition or cash flows, which has been recorded within Operating Expenses for the nine months ended June 30, 2016. The Company intends to defend itself vigorously against the claims asserted in the lawsuit. While the Company believes that it has valid and meritorious defenses with respect to the allegations, the ultimate liability to the Company, including penalties and fines associated with the remaining claims, is subject to many uncertainties and may range from $39,000 to $2.6 million.

NOTE 12.	Equity

Equity Plans
We provide long-term incentives to eligible officers, directors, and employees in the form of equity-based awards. We maintain three equity incentive compensation plans, collectively described below as our "Equity Plans":

•	the 2000 Stock Option Plan,

•	the 2010 Equity Incentive Plan ("2010 Plan"), and

•	the 2012 Equity Incentive Plan ("2012 Plan").

We issue new shares of common stock to satisfy awards issued under our Equity Plans.

The Board of Directors (the “Board”) and stockholders of the Company previously approved, amendments to the 2012 Plan that among other changes, (1) increased the limit on the aggregate number of shares of common stock that may be delivered pursuant to awards granted under the 2012 Plan by 500,000 shares to a new aggregate share limit of 2,500,000 shares; (2) made shares exchanged or withheld by the Company to satisfy any purchase price and tax withholding obligations related to options or “full value awards” (such as restricted stock or stock unit awards), and the total number of shares subject to stock appreciation rights (whether or not issued) count against the 2012 Plan’s share limit and no longer available for new grants under the 2012 Plan; (3) implemented a maximum grant date fair value limit for awards granted to non-employee directors under the 2012 Plan during any one calendar year of $250,000 (or $350,000 in the case of awards to a non-employee director serving as Chairman of the Board or Lead Independent Director at the time of grant, or to a newly elected or appointed non-employee director during the first calendar year of service), (4) expressly allowed the administrator to permit or require participants to defer awards granted under the 2012 Plan, (5) extended the term of the 2012 Plan until March 11, 2026; and (6) extended the performance-based award feature of the 2012 Plan through the first annual meeting of stockholders that occurs in 2021. As a result of the March 2016 approval of the amendments to the 2012 Plan by the Company's stockholders, no more shares may be granted under the 2007 Directors' Stock Award Plan.

Stock Options
Most of our stock options vest and become exercisable over a four to five year period and have a contractual life of 10 years. Certain stock options awarded are intended to qualify as incentive stock options pursuant to Section 422A of the Internal Revenue Code.

The following table summarizes stock option activity under the Equity Plans for the nine months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (*) (in thousands)
Outstanding as of September 30, 2015	696,459	$22.47
Granted	27,900	$6.01
Exercised	(40,863)	$4.98		$82
Forfeited	(5,700)	$6.35
Expired	(58,557)	$31.63
Outstanding as of June 30, 2016	619,239	$22.17	2.47	$235
Exercisable as of June 30, 2016	558,777	$23.91	1.75	$216
Vested and expected to vest as of June 30, 2016	607,096	$22.49	2.33	$231

(*) Intrinsic value for stock options represents the “in-the-money” portion or the positive variance between a stock option's exercise price and the underlying stock price. For the nine months ended June 30, 2015, the intrinsic value of options exercised was $194,000.

As of June 30, 2016, there was approximately $0.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted under the Equity Plans which is expected to be recognized over an estimated weighted average life of 4.0 years.

On December 10, 2014, in connection with the sale of the Photovoltaics Business, which constituted a change in control, the terms of approximately 56,000 stock options for approximately 80 employees were modified to include accelerated vesting effective as of that date. The total incremental benefit resulting from the modifications was approximately $0.2 million and is included in the Company's income from discontinued operations, net of tax, for the nine months ended June 30, 2015.

With the dividend of $1.50 per share declared on July 5, 2016, payable to shareholders of record as of the close of business on July 18, 2016 and paid by the Company on July 29, 2016, the number of shares subject to all outstanding options as of that dividend payable date and the exercise price of each such option were equitably and proportinately adjusted to preserve the intrinsic value of the outstanding awards. The impact of the dividend adjustment to outstanding options as of the dividend payable date has also increased the exercisable, vested and expected to vest shares in the above table, which will be reflected in future periods.

Valuation Assumptions
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model, adhering to the straight-line attribution approach using the following weighted-average assumptions, of which the expected term and stock price volatility rate are highly subjective:

	For the three months ended June 30,		For the nine months ended June 30,
	2016	2015	2016	2015
Black-Scholes weighted average assumptions:
Expected dividend rate	—%	—%	—%	—%
Expected stock price volatility rate	60.4%	63.5%	60.9%	70.5%
Risk-free interest rate	1.4%	1.9%	1.6%	1.8%
Expected term (in years)	6.0	6.0	6.0	6.0

Weighted average grant date fair value per share of stock options granted:	$3.06	$3.59	$3.40	$3.57

Restricted Stock

Restricted stock units (RSUs) granted to employees under the 2010 Plan and 2012 Plan typically vest over 3 years and are subject to forfeiture if employment terminates prior to the lapse of the restrictions. RSUs are not considered issued or outstanding common stock until they vest.

The following table summarizes the activity related to RSUs for the nine months ended June 30, 2016:

Restricted Stock Activity	Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of September 30, 2015	570,231	$5.26
Granted	431,150	$5.55
Vested	(283,553)	$5.17
Forfeited	(49,497)	$5.12
Non-vested as of June 30, 2016	668,331	$5.49

As of June 30, 2016, there was approximately $2.9 million of remaining unamortized stock-based compensation expense, net of estimated forfeitures, associated with RSUs, which will be expensed over a weighted average remaining service period of approximately 2.6 years. The 0.7 million outstanding non-vested RSUs have an aggregate intrinsic value of approximately $4.0 million and a weighted average remaining contractual term of 1.7 years. For the nine months ended June 30, 2016 and 2015, the intrinsic value of RSUs vested was approximately $1.6 million and $4.4 million, respectively. Of the 0.7 million outstanding non-vested RSUs at June 30, 2016, approximately 0.6 million are expected to vest and have an aggregate intrinsic value of approximately $3.7 million and a weighted average remaining contractual term of 1.7 years.

In connection with the appointment of Mr. Jikun Kim as the Company's Chief Financial Officer on June 20, 2016, he was granted a time based equity award of 150,000 RSUs that are scheduled to vest in five equal annual installments on each of the first five anniversaries of his hiring date.

With the dividend of $1.50 per share declared on July 5, 2016, payable to shareholders of record as of the close of business on July 18, 2016 and paid by the Company on July 29, 2016, the number of shares subject to all outstanding RSUs as of the dividend payable date was equitably and proportionately adjusted to preserve the intrinsic value of the outstanding awards. The impact of the dividend adjustment to outstanding RSUs as of the dividend payable date has also increased the non-vested RSUs outstanding and the expected to vest RSUs as disclosed in the above table, which will be reflected in future periods.

On December 10, 2014, in connection with the sale of the Photovoltaics Business, which constituted a change in control, the terms of approximately 147,000 RSUs for approximately 80 employees were modified to include accelerated vesting effective as of that date. The total incremental expense resulting from the modifications was approximately $49,000 and is included in the Company's income from discontinued operations, net of tax, for the nine months ended June 30, 2015. In total, approximately 0.3 million RSU's vested due to change in control provisions.

On June 24, 2016, in connection with the resignation of the Company's former Chief Financial Officer, Mark Weinswig, approximately $0.3 million of stock compensation expense was recorded for acceleration of some and cancellation of other restricted stock units. See Note 8 - Accrued expenses and Other Current Liabilities.

Stock-based compensation
The effect of recording stock-based compensation expense was as follows:

Stock-based Compensation Expense - by award type	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2016	2015	2016	2015
Employee stock options	$9	$—	$25	$184
Restricted stock awards and units	606	297	1,325	2,353
Employee stock purchase plan	57	36	168	100
401(k) match in common stock	—	60	—	284
Outside director fees in common stock	55	8	185	288
Total stock-based compensation expense	$727	$401	$1,703	$3,209

Stock-based Compensation Expense - by expense type	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2016	2015	2016	2015
Cost of revenue	$81	$88	$263	$273
Selling, general, and administrative	555	195	1,163	2,609
Research and development	91	118	277	327
Total stock-based compensation expense	$727	$401	$1,703	$3,209

The stock based compensation expense above relates to continuing operations. Included within stock based-compensation for selling, general and administrative expense for the three and nine months ended June 30, 2016 was approximately $0.3 million associated with the acceleration of some and cancellation of other restricted stock units associated with the resignation of the Company's former Chief Financial Officer, Mark Weinswig. Stock based-compensation within selling, general and administrative expense was higher for the nine months ended June 30, 2015 due to stock-based compensation expense associated with the sale of the Photovoltaics and Digital Products Businesses. Included within discontinued operations is $0.9 million of stock based compensation expense for the nine months ended June 30, 2015.

401(k) Plan
We have a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under this savings plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. All employer contributions were made in common stock through June 30, 2015 and since then have been made in cash. Our matching contribution in cash for the three and nine months ended June 30, 2016 was approximately $0.1 million and $0.3 million, respectively. For the three and nine months ended June 30, 2015, we contributed approximately $0.1 million and $0.3 million, respectively, in common stock to the savings plan. All participant accounts had their holdings in company stock liquidated as of December 3, 2015.

Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

Basic and Diluted Net Income (Loss) Per Share	For the three months ended June 30,		For the nine months ended June 30,
(in thousands, except per share)	2016	2015	2016	2015

Numerator:
Income (loss) from continuing operations	$1,178	$464	$882	$(3,622)
Income from discontinued operations	123	1,976	5,388	65,242
Undistributed earnings allocated to common shareholders for basic and diluted net income (loss) per share	1,301	2,440	6,270	61,620
Denominator:
Denominator for basic net income (loss) per share - weighted average shares outstanding	26,103	31,203	25,913	31,494
Dilutive options outstanding, unvested stock units and ESPP	166	229	273	—
Denominator for diluted net income (loss) per share - adjusted weighted average shares outstanding	26,269	31,432	26,186	31,494

Net income (loss) per basic share:
Continuing operations	$0.05	$0.02	$0.04	$(0.11)
Discontinued operations	—	0.06	0.20	2.07
Net income per basic share	$0.05	$0.08	$0.24	$1.96

Net income (loss) per diluted share:
Continuing operations	$0.05	$0.02	$0.04	$(0.11)
Discontinued operations	$—	$0.06	0.20	2.07
Net income per diluted share	$0.05	$0.08	$0.24	$1.96
Weighted average antidilutive options, unvested restricted stock units and awards, warrants and ESPP shares excluded from the computation	522	749	528	1,378

Average market price of common stock	$5.64	$5.99	$6.00	$5.54

The antidilutive stock options, unvested stock and warrants were excluded from the computation of diluted net income (loss) per share due to the Company incurring a net loss for the nine months ended June 30, 2016.

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

Future Issuances

As of June 30, 2016, we had common stock reserved for the following future issuances:

Future Issuances	Number of Common Stock Shares Available for Future Issuances
Exercise of outstanding stock options	619,239
Unvested restricted stock units	668,331
Purchases under the employee stock purchase plan	881,706
Issuance of stock-based awards under the Equity Plans	717,768
Purchases under the officer and director share purchase plan	88,741
Issuance of deferred stock-based awards under the Directors' Stock Award Plan, as amended	22,163
Total reserved	2,997,948

With the dividend of $1.50 per share declared on July 5, 2016, payable to shareholders of record as of the close of business on July 18, 2016 and paid by the Company on July 29, 2016, the number of shares subject to outstanding equity awards, the exercise price of outstanding stock options and the overall limit on the number of shares remaining available for future issuance under the 2010 Plan and 2012 Plan were equitably and proportionately adjusted to preserve the intrinsic value of the outstanding awards and to preserve the intended effect of the overall share limits.  Accordingly, the impact of the dividend adjustment has increased the share amounts reserved for future issuances as disclosed in the above table, which will be reflected in future periods.

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

Revenue by Geographic Region	For the three months ended June 30,		For the nine months ended June 30,
(in thousands)	2016	2015	2016	2015
United States	$17,469	$15,515	$46,651	$41,928
Asia	3,100	3,746	14,077	10,344
Europe	1,680	1,685	5,214	5,712
Other	127	248	456	683
Total revenue	$22,376	$21,194	$66,398	$58,667

Significant Customers: Significant customers are defined as customers representing greater than 10% of our consolidated revenue. Revenue from two of our significant customers represented 54% of our consolidated revenue for the three months ended June 30, 2016 and revenue from three of our significant customers represented 60% of our consolidated revenue for the nine months ended June 30, 2016. Revenue from two of our significant customers represented 45% of our consolidated revenue for the three months ended June 30, 2015 and revenue from four of our significant customers represented 62% of our consolidated revenue for the nine months ended June 30, 2015.

Long-lived Assets: Long-lived assets consist of property, plant, and equipment. As of June 30, 2016 and September 30, 2015, approximately 37% and 38%, respectively, of our long-lived assets were located in the United States. The remaining long-lived assets are primarily located in China.

NOTE 14.	Subsequent Event

On July 5, 2016, the Company declared a special cash dividend of $1.50 per share of the Company's common stock, or a total of $39.2 million. The dividend was paid on July 29, 2016 to shareholders of record as of the close of business on July 18, 2016. See Note 12 - Equity for additional information.

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

Sumitomo Electric Industries Ltd. ("SEI")

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

On September 23, 2014, SEI filed for arbitration against EMCORE, as required under the Master Purchase Agreement between the parties. SEI was seeking $47.5 million from EMCORE, relating to numerous claims. On April 12, 2016, the International Court of Arbitration tribunal rejected SEI's claims. The panel ruled that EMCORE owes SEI none of the amounts SEI sought in the arbitration and that the Company is entitled to collect the $1.9 million held in escrow, which was received in June 2016 and is included in cash at June 30, 2016. The Company is also entitled to recover $2.6 million in fees and costs from SEI, which was received in June 2016. During the nine months ended June 30, 2016, we recognized a gain associated with the release of $3.4 million of previously recorded gain associated with the sale of assets and reversal of other liabilities of $0.4 million, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business. During the three and nine months ended June 30, 2016, we recognized the $2.6 million recovery of fees and costs incurred by EMCORE within operating income as such represented the recovery of previously incurred legal expenses. See Note 3 - Discontinued Operations in the notes to the condensed consolidated financial statements for more information.

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

Results of Operations

The following table sets forth our consolidated condensed statements of operations data expressed as a percentage of revenue:

	For the three months ended June 30,		For the nine months ended June 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.9	63.7	67.1	67.2
Gross profit	33.1	36.3	32.9	32.8
Operating expense (income):
Selling, general, and administrative	27.4	21.4	23.8	32.6
Research and development	10.7	10.7	11.3	11.0
Recovery of previously incurred litigation related fees and expenses from arbitration award	(11.6)	—	(3.9)	—
Gain from change in estimate on ARO obligation	—	—	—	(1.4)
(Gain) loss on sale of assets	(0.2)	—	—	0.4
Total operating expense	26.3	32.1	31.2	42.6
Operating income (loss)	6.8	4.2	1.7	(9.8)
Other income (expense):
Interest income, net	0.2	—	0.1	0.1
Foreign exchange (loss) gain	(0.9)	0.2	(0.5)	0.2
Change in fair value of financial instruments	—	—	—	0.2
Total other (expense) income	(0.7)	0.2	(0.4)	0.5
Income (loss) from continuing operations before income tax (expense) benefit	6.1	4.4	1.3	(9.3)
Income tax (expense) benefit	(0.8)	(2.2)	—	3.2
Income (loss) from continuing operations	5.3	2.2	1.3	(6.1)
Income from discontinued operations, net of tax	0.5	9.3	8.1	111.2
Net income	5.8%	11.5%	9.4%	105.1%

Comparison of Financial Results for the Three Months Ended June 30, 2016 and 2015

(in thousands, except percentages)	For the three months ended June 30,
	2016	2015	$ Change	% Change
Revenue	$22,376	$21,194	$1,182	5.6%
Cost of revenue	14,964	13,511	1,453	10.8%
Gross profit	7,412	7,683	(271)	(3.5)%
Operating expense:
Selling, general, and administrative	6,125	4,543	1,582	34.8%
Research and development	2,405	2,274	131	5.8%
Recovery of previously incurred litigation related fees and expenses from arbitration award	(2,599)	—	(2,599)	N/A
Gain from change in estimate on ARO obligation	—	—	—
Gain on sale of assets	(41)	—	(41)	N/A
Total operating expense	5,890	6,817	(927)	(13.6)%
Operating income	1,522	866	656	75.8%
Other income (expense):
Interest income, net	32	4	28	700.0%
Foreign exchange (loss) gain	(201)	50	(251)	(502.0)%
Total other (expense) income	(169)	54	(223)	(413.0)%
Income from continuing operations before income tax expense	1,353	920	433	47.1%
Income tax expense	(175)	(456)	281	61.6%
Income from continuing operations	1,178	464	714	153.9%
Income from discontinued operations, net of tax	123	1,976	(1,853)	(93.8)%
Net income	$1,301	$2,440	$(1,139)	(46.7)%

Revenue

EMCORE offers a broad portfolio of compound semiconductor-based products for the broadband and specialty fiber optics market. EMCORE provides optical components, subsystems, and systems for CATV and FTTP networks, as well as products for satellite communications, video transport, and specialty photonics technologies for defense and homeland security applications.

For the three months ended June 30, 2016, revenue increased 5.6% compared to the same period during the prior year driven by higher sales of our CATV products primarily to U.S. customers. Sales of our CATV products, which include our quadrature amplitude modulation transmitters and receivers (QAM), represented the largest percentage of our total revenue during the three-month period.

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

Consolidated gross margins were 33.1% and 36.3% for the three months ended June 30, 2016 and 2015, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.1 million during the three months ended June 30, 2016 and 2015.

For the three months ended June 30, 2016, gross margins decreased when compared to the same period during the prior year. The decrease in gross margins for the three months ended June 30, 2016 was primarily due to lower sales prices on certain chip-level device products.

Selling, General and Administrative (SG&A)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $0.6 million and $0.2 million during the three months ended June 30, 2016 and 2015, respectively. Stock based compensation expense for the three months ended June 30, 2016 was higher than the amount reported in the same period during the prior year primarily due to approximately $0.3 million of stock compensation expense that was recorded for acceleration of some and cancellation of other restricted stock units related to the resignation of the Company's former Chief Financial Officer, Mark Weinswig.

SG&A expense for the three months ended June 30, 2016 was higher than the amount reported in the same period during the prior year primarily due to higher compensation costs associated with the severance and accelerated vesting of outstanding RSU's of our former CFO, Mark Weinswig, and the May 2016 workforce reduction.

As a percentage of revenue, SG&A expenses were 27.4% and 21.4% for the three months ended June 30, 2016 and 2015, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.1 million during the three months ended June 30, 2016 and 2015.

R&D expense for the three months ended June 30, 2016 was higher than the amounts reported in the same period during the prior year primarily due to higher compensation costs.

As a percentage of revenue, R&D expenses were 10.7% for the three months ended June 30, 2016 and 2015.

Recovery of previously incurred litigation related fees and expenses from arbitration award

Recovery of previously incurred litigation related fees and expenses from the arbitration award consists of the fees awarded to the Company as a result of the SEI arbitration award in April 2016. As a percentage of revenue, the recovery of previously incurred litigation related fees and expenses from arbitration award were 11.6% for the three months ended June 30, 2016.

Operating Income

Operating income represents revenue less the cost of revenue and direct operating expenses incurred. Operating income is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating income was 6.8% and 4.2% for the three months ended June 30, 2016 and 2015, respectively.

Other Income (Expense)

Foreign Exchange
Gains and losses from foreign currency transactions denominated in currencies other than the U.S. dollar, both realized and unrealized, are recorded as foreign exchange gain (loss) on our condensed consolidated statements of operations and comprehensive income. A majority of the gains or losses recorded relate to the change in value of the yuan renminbi relative to the U.S. dollar.

Income Tax (Expense) Benefit

For the three months ended June 30, 2016, the Company recorded income tax expense from continuing operations of approximately $0.2 million, and $0.2 million of income tax benefit within income from discontinued operations.

For the three months ended June 30, 2015, the Company recorded $0.5 million of income tax expense from continuing operations and $1.6 million of income tax benefit within income from discontinued operations. The income tax benefit within discontinued operations includes estimated alternative minimum tax and other adjustments prescribed by ASC 740 in allocating expected annual income tax (expense) benefit between continuing operations and discontinued operations.

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the three months ended June 30,
	2016	2015	$ Change	% Change
Revenue	$—	$89	$(89)	(100.0)%
Cost of revenue	—	27	(27)	(100.0)%
Gross profit	—	62	(62)	(100.0)%
Operating expense (income)	28	(385)	413	107.3%
Gain on sale of discontinued operations	—	(64)	64	100.0%
(Loss) income from discontinued operations before income tax benefit	(28)	383	(411)	(107.3)%
Income tax benefit	151	1,593	(1,442)	(90.5)%
Income from discontinued operations, net of tax	$123	$1,976	$(1,853)	(93.8)%

During the three months ended June 30, 2016, we recorded income from discontinued operations, net of tax, of $40,000 from the Photovoltaics Business and $83,000 from the Digital Products Business, respectively.

During the three months ended June 30, 2015, we recorded income from discontinued operations, net of tax, of $1.4 million from the Photovoltaics Business and $0.6 million from the Digital Products Business, respectively.

Comparison of Financial Results for the Nine Months Ended June 30, 2016 and 2015

(in thousands, except percentages)	For the nine months ended June 30,
	2016	2015	$ Change	% Change
Revenue	$66,398	$58,667	$7,731	13.2%
Cost of revenue	44,563	39,426	5,137	13.0%
Gross profit	21,835	19,241	2,594	13.5%
Operating expense (income):
Selling, general, and administrative	15,771	19,124	(3,353)	(17.5)%
Research and development	7,529	6,470	1,059	16.4%
Recovery of previously incurred litigation related fees and expenses from arbitration award	(2,599)	—	(2,599)	N/A
Gain from change in estimate on ARO obligation	—	(845)	845	100.0%
(Gain) loss on sale of assets	(41)	228	(269)	(118.0)%
Total operating expense	20,660	24,977	(4,317)	(17.3)%
Operating income (loss)	1,175	(5,736)	6,911	120.5%
Other income (expense):
Interest income, net	40	39	1	2.6%
Foreign exchange (loss) gain	(311)	101	(412)	(407.9)%
Change in fair value of financial instruments	—	122	(122)	(100.0)%
Total other (expense) income	(271)	262	(533)	(203.4)%
Income (loss) from continuing operations before income tax (expense) benefit	904	(5,474)	6,378	116.5%
Income tax (expense) benefit	(22)	1,852	(1,874)	(101.2)%
Income (loss) from continuing operations	882	(3,622)	4,504	124.4%
Income from discontinued operations, net of tax	5,388	65,242	(59,854)	(91.7)%
Net income	$6,270	$61,620	$(55,350)	(89.8)%

Revenue

For the nine months ended June 30, 2016, revenue increased 13.2% compared to the same period during the prior year driven by significantly higher sales of our CATV products primarily to U.S. customers.

Gross Profit

Consolidated gross margins were 32.9% and 32.8% for the nine months ended June 30, 2016 and 2015, respectively.

Stock-based compensation expense within cost of revenue totaled approximately $0.3 million during the nine months ended June 30, 2016 and 2015.

For the nine months ended June 30, 2016, gross margins increased when compared to the same period during the prior year. The increase in gross margins for the nine months ended June 30, 2016 was primarily due to higher sales volume and lower product costs.

Selling, General and Administrative (SG&A)

SG&A consists primarily of compensation expense including non-cash stock-based compensation expense related to executive, finance, and human resources personnel, as well as sales and marketing expenses, professional fees, legal and patent-related costs, and other corporate-related expenses.

Stock-based compensation expense within SG&A totaled approximately $1.2 million and $2.6 million during the nine months ended June 30, 2016 and 2015, respectively.

SG&A expense for the nine months ended June 30, 2016 was lower than the amount reported in the same period during the prior year primarily due to higher stock-based compensation, severance and compensation expense associated with the sale of the Photovoltaics and Digital Products Businesses in the prior year.

As a percentage of revenue, SG&A expenses were 23.8% and 32.6% for the nine months ended June 30, 2016 and 2015, respectively.

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

Stock-based compensation expense within R&D totaled approximately $0.3 million during the nine months ended June 30, 2016 and 2015.

R&D expense for the nine months ended June 30, 2016 was higher than the amounts reported in the same period during the prior year primarily due to higher compensation costs and increased project spending.

As a percentage of revenue, R&D expenses were 11.3% and 11.0% for the nine months ended June 30, 2016 and 2015, respectively.

Recovery of previously incurred litigation related fees and expenses from arbitration award

Recovery of previously incurred litigation related fees and expenses from the arbitration award consists of the fees awarded to the Company as a result of the SEI arbitration award in April 2016. As a percentage of revenue, the recovery of previously incurred litigation related fees and expenses from arbitration award were 3.9% for the nine months ended June 30, 2016.

Gain from Change in Estimate on Asset Retirement Obligations ("ARO")

As a result of the revision in the estimated amount and timing of cash flows for ARO's during the nine months ended June 30, 2015, the Company reduced the ARO liability by $2.9 million with an offsetting reduction to property, plant, and equipment, net of $2.1 million, and recorded a gain from change in estimate on ARO liability of $0.8 million. The Company first reduced the net leasehold improvement asset to the extent of the carrying amount of the related asset initially recorded when the ARO's were established. The amount of the remaining reduction to the ARO was recorded as a reduction to operating expenses. See Note 11 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information.

Operating Income (Loss)

Operating income (loss) represents revenue less the cost of revenue and direct operating expenses incurred. Operating income (loss) is a measure of profit and loss that executive management uses to assess performance and make decisions. As a percentage of revenue, our operating income (loss) was 1.7% and (9.8)% for the nine months ended June 30, 2016 and 2015, respectively.

Other Income (Expense)

Interest Income, net
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

Change in Fair Value of Financial Instruments
Warrants representing the right to purchase 400,001 shares of our common stock expired on April 1, 2015.

Income Tax (Expense) Benefit

For the nine months ended June 30, 2016, the Company recorded income tax expense from continuing operations of approximately $22,000, and $33,000 of income tax expense within income from discontinued operations.

For the nine months ended June 30, 2015, the Company recorded $1.9 million of income tax benefit from continuing operations losses and $26.5 million of income tax expense within income from discontinued operations.

During the nine months ended June 30, 2015, the Company utilized the $24.1 million of deferred tax assets. See Note 10 - Income and other Taxes in the notes to the condensed consolidated financial statements for more information.

Income from Discontinued Operations, Net of Tax

(in thousands, except percentages)	For the nine months ended June 30,
	2016	2015	$ Change	% Change
Revenue	$—	$24,558	$(24,558)	(100.0)%
Cost of revenue	(494)	17,383	(17,877)	(102.8)%
Gross profit	494	7,175	(6,681)	(93.1)%
Operating (income) expense	(1,123)	5,204	6,327	121.6%
Recognition of previously deferred gain on sale of assets	3,804	—	3,804	NA
Other income	—	779	(779)	(100.0)%
Gain on sale of discontinued operations	—	88,952	(88,952)	(100.0)%
Income from discontinued operations before income tax expense	5,421	91,702	(86,281)	(94.1)%
Income tax expense	(33)	(26,460)	26,427	99.9%
Income from discontinued operations, net of tax	$5,388	$65,242	$(59,854)	(91.7)%

During the nine months ended June 30, 2016, we recorded income from discontinued operations from the Photovoltaics Business and Digital Products Business of $0.8 million and $4.6 million, net of tax, respectively.

Included in cost of revenue for the nine months ended June 30, 2016 is $0.4 million due to a reduction in expected product warranty liabilities from a settlement agreement associated with the Digital Products Business.

During the nine months ended June 30, 2016, we recognized a gain associated with the release of the $3.4 million of deferred gain and reversal of other liabilities of $0.4 million, which had been recorded as of September 30, 2015, resulting in a credit of $3.8 million to recognition of previously deferred gain on sale of assets within discontinued operations of the Digital Products Business as the result of the favorable ruling from the SEI arbitration. See Note 11 - Commitments and Contingencies in the notes to the condensed consolidated financial statements for additional information.

During the nine months ended June 30, 2015, we recognized a gain of $87.0 million and $2.0 million on the sales of the Photovoltaics Business and Digital Products Business, respectively, which was recorded within income from discontinued operations under the caption "gain on sale of discontinued operations". During the nine months ended June 30, 2015, we recorded income from discontinued operations from the Photovoltaics Business and Digital Products Business of $61.2 million and $4.0 million, net of tax, respectively.

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

On July 5, 2016, the Company declared a special cash dividend of $1.50 per share, or a total of $39.2 million. The dividend was paid on July 29, 2016 to shareholders of record as of July 18, 2016. See Note 14 - Subsequent Event for additional information.

As of June 30, 2016, cash and cash equivalents totaled $105.0 million and net working capital totaled approximately $129.9 million. Net working capital, calculated as current assets minus current liabilities, is a financial metric we use which represents available operating liquidity. For the nine months ended June 30, 2016, we earned net income of $6.3 million. With respect to measures related to liquidity:

•
Resolution of Outstanding Litigation: In June 2016 we collected $2.6 million in fees and costs from Sumitomo Electric Industries, Ltd. ("SEI") and $1.9 million held in escrow as the result of the favorable ruling from the SEI arbitration. See Note 11 - Commitments and Contingencies.

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

We believe that our existing balances of cash and cash equivalents, cash flows from operations and amounts expected to be available under our Credit Facility will provide us with sufficient financial resources to meet our cash requirements for operations, working capital, and capital expenditures for at least the next twelve months, and thereafter for the foreseeable future. At the discretion of our Board, we may use our existing balances of cash and cash equivalents to provide liquidity to our shareholders through one or more special dividends or the repurchase of additional shares of our outstanding common stock, make investments in our other businesses, pursue other strategic opportunities or a combination thereof. In addition, should we require more capital than what is generated by our operations, for example to fund significant discretionary activities, such as business acquisitions, we could elect to raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, and/or dilution of our earnings. We have borrowed funds in the past and continue to believe we have the ability to do so at reasonable interest rates.

Cash Flow

The Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2016 and 2015, respectively, reflects cash flows from both the continuing and discontinued operations of the Company.

Net Cash Used In Operating Activities

Operating Activities (in thousands, except percentages)	For the nine months ended June 30,
	2016	2015	$ Change	% Change
Net cash used in operating activities	$(4,242)	$(2,106)	$(2,136)	(101.4)%

Fiscal 2016:
For the nine months ended June 30, 2016, our operating activities used cash of $4.2 million primarily due to decreases in our current assets and liabilities (or working capital components) of $8.9 million, the recognition of the previously deferred gain on sale of assets from discontinued operations of $3.8 million, the gain on transfer of solar power assets and obligations of $0.7 million, the gain on reduction of product warranty of discontinued operations of $0.4 million and the payment and gain on settlement of Newark restructuring lease of $0.3 million partially offset by depreciation, amortization and accretion expense of $1.7 million, stock-based compensation expense of $1.6 million, warranty provision of $0.3 million, and our net income of $6.3 million. The change in our current assets and liabilities was primarily the result of an increase in accounts receivable of $4.4 million and inventory of $6.4 million, and a decrease in accrued expenses and other liabilities of $1.1 million partially offset by a decrease in other assets of $0.1 million and an increase in accounts payable of approximately $2.9 million.

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

Net Cash (Used In) Provided By Investing Activities

Investing Activities (in thousands, except percentages)	For the nine months ended June 30,
	2016	2015	$ Change	% Change
Net cash (used in) provided by investing activities	$(3,421)	$166,185	$(169,606)	(102.1)%

Fiscal 2016:
For the nine months ended June 30, 2016, our investing activities used $3.4 million of cash primarily from capital related expenditures of $4.5 million and an increase in restricted cash of $0.8 million partially offset by the receipt of escrow funds from sale of assets of $1.9 million.

Fiscal 2015:
For the nine months ended June 30, 2015, our investing activities provided $166.2 million of cash primarily from proceeds from sale of the Photovoltaics Business of $149.9 million, proceeds from sale of the Digital Products Business of $17.0 million and a decrease in restricted cash of $1.5 million partially offset by capital related expenditures of $2.2 million.

Net Cash Provided By (Used In) Financing Activities

Financing Activities (in thousands, except percentages)	For the nine months ended June 30,
	2016	2015	$ Change	% Change
Net cash provided by (used in) financing activities	$614	$(70,774)	$71,388	100.9%

Fiscal 2016:
For the nine months ended June 30, 2016, our financing activities provided cash of $0.6 million from proceeds from stock plan transactions.

Fiscal 2015:
For the nine months ended June 30, 2015, our financing activities consumed cash of $70.8 million primarily due to the net payment of $26.5 million on our bank Credit Facility and purchase of treasury stock of $45.6 million partially offset by $1.4 million in proceeds from stock plan transactions. See Note 9 - Credit Facilities in the notes to the condensed consolidated financial statements for additional information.

Contractual Obligations and Commitments

Our contractual obligations and commitments for the remainder of fiscal 2016 and over the next five fiscal years are summarized in the table below:

(in thousands)
	Total	2016	2017 to 2018	2019 to 2020	2021 and later
Purchase obligations	$16,261	$15,650	$474	$137	$—
Asset retirement obligations	1,824	—	45	1,720	59
Operating lease obligations	3,012	441	1,521	940	110
Total contractual obligations and commitments	$21,097	$16,091	$2,040	$2,797	$169

Interest payments are not included in the contractual obligations and commitments table above since they are insignificant to our consolidated results of operations.

The contractual obligations and commitments table above also excludes unrecognized tax benefits because we are unable to reasonably estimate the period during which this obligation may be incurred, if at all. As of June 30, 2016, we had unrecognized tax benefits of $0.4 million.

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

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements other than our operating leases described above that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Geographical Information
See Note 13- Geographic Information in the notes to the condensed consolidated financial statements for disclosures related to geographic revenue and significant customers.

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

ITEM 4.    Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

Our management, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Accounting Officer), evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

b.    Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.    Defaults Upon Senior Securities

Not Applicable.

ITEM 4.    Mine Safety Disclosures

Not Applicable.

ITEM 5.    Other Information

Not Applicable.

ITEM 6.    Exhibits

10.1†	Employment Agreement, dated June 6, 2016, by and between EMCORE Corporation and Jikun Kim (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 8, 2016)
10.2***	General Release Agreement, dated June 7, 2016, by and between EMCORE Corporation and Mark Weinswig
31.1**	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
_________
† Management contract or compensatory plan
** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMCORE CORPORATION

Date:	August 4, 2016	By:	/s/ Jeffrey Rittichier
Jeffrey Rittichier
Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2016	By:	/s/ Jikun Kim
Jikun Kim
Chief Financial Officer (Principal Financial and Accounting Officer)